Form 10-K
period 1993-12-31
WILLIAMS COMPANIES INC
filed 1994-03-29
CIK 107263

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
(MARK ONE)  /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR
          / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-4174

                          THE WILLIAMS COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      73-0569878
        (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
              ONE WILLIAMS CENTER
                TULSA, OKLAHOMA                                     74172
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

                         Registrant's telephone number:
                                 (918) 588-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
- --------------------------------------------------------------------------------------------
        Common Stock, $1.00 par value                New York Stock Exchange and the
       Preferred Stock Purchase Rights                    Pacific Stock Exchange
      $2.21 Cumulative Preferred Stock,                  New York Stock Exchange
               $1.00 par value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's voting stock held by nonaffiliates as of the close of business on March 18, 1994, was $2,600,000,000.

     The number of shares of the registrant's Common Stock outstanding at March 18, 1994, was 103,449,236.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement dated March 25, 1994, are incorporated by reference in Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.

                                   FORM 10-K

                                     PART I

ITEM I. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     The Williams Companies, Inc. (the "Company") was originally incorporated under the laws of the State of Nevada in 1949 and was reincorporated under the laws of the State of Delaware in 1987. The principal executive offices of the Company are located at One Williams Center, Tulsa, Oklahoma 74172 (telephone
(918) 588-2000). Unless the context otherwise requires, references to the "Company" and "Williams" herein include The Williams Companies, Inc. and its subsidiaries.

     In 1993, the Company sold its intrastate natural gas pipeline system and other related assets in Louisiana for approximately $170 million. Proceeds from the sale were used for general corporate purposes, including funding the Company's capital expenditure program. Other significant matters in connection with the development of the Company's business are discussed elsewhere herein, including the establishment of Williams Field Services Group, Inc. and Williams Energy Ventures, Inc. as separate business units in 1993.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company, through subsidiaries, is engaged in the transportation and sale of natural gas and related activities, natural gas gathering and processing operations, the transportation of petroleum products and the long distance digital telecommunications business. The Company's subsidiaries own and operate:
(i) two interstate natural gas pipeline systems and have a 50 percent interest in a third; (ii) a common carrier petroleum products pipeline system; and (iii) natural gas gathering and processing facilities. The Company's telecommunications subsidiary operates a nationwide digital fiber optic and microwave telecommunications system and offers data, voice and video-related products and services and customer premises equipment nationwide. The Company also has investments in the equity of certain other companies. See Note 2 of Notes to Consolidated Financial Statements.

     Substantially all operations of Williams are conducted through subsidiaries. Williams performs management, legal, financial, tax, consultative, administrative and other services for its subsidiaries. Williams' principal sources of cash are from dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered by its staff and interest payments from subsidiaries on cash advances. The amount of dividends available to Williams from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements. Certain subsidiaries' debt instruments with outside lenders limit the amount of dividend payments and advances to Williams. See Note 10 of Notes to Consolidated Financial Statements.

                                     ENERGY

INTERSTATE PIPELINE GROUP

     The Company's interstate pipeline group consists of Northwest Pipeline Corporation and Williams Natural Gas Company, owners and operators of interstate natural gas pipeline systems and the Company's 50 percent interest in Kern River Gas Transmission Company.

  NORTHWEST PIPELINE CORPORATION (Northwest Pipeline)

     Northwest Pipeline owns and operates an interstate natural gas pipeline system, including facilities for mainline transmission and gas storage. Northwest Pipeline's transmission and storage activities are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 ("Natural Gas Act") and under the Natural Gas Policy Act of 1978 ("NGPA"), and, as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of its facilities, and its accounting, among other things, are subject to regulation.

  Pipeline System and Customers

     Northwest Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. The system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 1993, Northwest Pipeline's system, having an aggregate mainline deliverability of approximately 2.5 Bcf* of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines, and 42 mainline compressor stations with a combined capacity of approximately 290,000 horsepower.

     Northwest Pipeline operates under a FERC approved open-access transportation certificate wherein gas is transported for third party shippers. In 1992, FERC issued Order 636 which required interstate pipelines to restructure their tariffs to eliminate traditional sales services and to implement various changes in forms of service. On November 1, 1993, Northwest Pipeline implemented its restructured tariff under Order 636. Under the restructured tariff, Northwest Pipeline's sales service terminated effective November 1, 1993. Northwest Pipeline's obligations under its gas purchase contracts have been assumed by its customers and customers have purchased storage gas no longer needed.

     In 1993, Northwest Pipeline transported natural gas for a total of 103 customers and sold natural gas to a total of 11 customers (each of which were also transportation customers). Northwest Pipeline serves markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington. Sales and transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The three largest sales and transportation customers of Northwest Pipeline in 1993 accounted for approximately 14.2 percent, 13.2 percent and 10.3 percent, respectively, of total throughput volumes. No other customer accounted for more than 10 percent of total volumes. Northwest Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Northwest Pipeline's business. Additionally, Northwest Pipeline offers interruptible transportation service under agreements that are generally short term. Northwest Pipeline's transportation services represented 97 percent of its total throughput in 1993, while merchant sales services, which were terminated in 1993, represented the balance.

     In 1993, Northwest Pipeline completed a significant mainline expansion of its system that was placed in service on April 1. This expansion project increased service capacity by an additional 433 MMcf of gas per day, a 22 percent increase in capacity. The full capacity of the expansion has been committed to shippers under 15-year contracts which obligate the shippers to pay the FERC approved tariff rate. Northwest Pipeline placed new, increased transportation rates into effect on April 1, 1993, subject to refund, that reflect the expansion. In August 1993, Northwest Pipeline filed applications for FERC approval to build additional mainline expansions totaling 360 MMcf of gas per day of increased system capacity. Subsequently, Northwest Pipeline offered shippers the right to adjust their contracted levels of service due to rate uncertainties. As a result, an amendment to the expansion applications will be filed to reduce the level of the expansions to 159 MMcf of gas per day. The expansion proposals are supported by 15-year contracts with shippers and are expected to be in service in late 1995.

- ---------------

  * The term "Mcf " means thousand cubic feet, "MMcf " means million cubic feet and "Bcf " means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units.

     As a part of its transportation services, Northwest Pipeline utilizes underground storage facilities in Utah and Washington enabling it to balance daily receipts and deliveries. Northwest Pipeline also owns and operates a liquefied natural gas storage plant in Washington which provides a needle-peaking service for the system. These storage facilities have an aggregate delivery capacity of approximately 900 MMcf of gas per day.

  Contract Reformation and Gas Supply Contract Issues

     As is the case in the industry generally, Northwest Pipeline has completed the reformation of its gas supply contracts as required by FERC. Northwest Pipeline's only significant remaining gas purchase contract has been assigned to certain customer companies as part of Northwest Pipeline's conversion from sales to firm transportation service.

     As of December 31, 1993, suppliers' asserted claims for gas purchase deficiencies for prior periods totaled approximately $200,000. Northwest Pipeline believes that it has no obligation associated with such claims, nor with any unasserted gas purchase deficiency claims. Additionally, Northwest Pipeline has no significant remaining gas supply contracts.

     Current FERC policy associated with Orders 436 and 500 requires interstate gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Under such policy, Northwest Pipeline has filed to recover a portion of previously incurred take-or-pay and contract-reformation costs through direct bill and surcharge mechanisms. The FERC initially approved a method for Northwest Pipeline to collect its direct billed costs, but when challenged on appeal, sought a remand to reassess such method. Subsequently, Northwest Pipeline received an order from FERC requiring a different allocation of such costs. Northwest Pipeline filed with FERC several alternative methods to comply with this order and is awaiting a FERC decision. Northwest Pipeline expects to be permitted to recover these costs. See Note 14 of Notes to Consolidated Financial Statements.

     In 1989, FERC instituted a formal investigation into the assignment by Northwest Pipeline of certain gas supply contracts to an affiliate. Northwest Pipeline was ordered to show cause why the assignments did not violate certain federal statutes and FERC regulations. In 1992, FERC set the matter for hearing before an Administrative Law Judge ("ALJ"). The ALJ issued a decision in favor of Northwest Pipeline in May 1993. FERC's enforcement staff has sought review of the ALJ's decision. Northwest Pipeline believes that it has fully complied with all applicable laws and regulations. Northwest Pipeline could be subject to civil penalties if it is ultimately determined the assignments violated FERC regulations.

  Operating Statistics

     The following table summarizes selected gas sales and transportation data for the periods indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    ------------------------
                                                                     1993     1992     1991
                                                                    ------   ------   ------
    Gas Volumes (TBtu):
      Gas sales...................................................      18       19       32
      Transportation..............................................     606      591      568
                                                                    ------   ------   ------
              Total throughput....................................     624      610      600
                                                                    ------   ------   ------
                                                                    ------   ------   ------
    Average Rates Per MMBtu:
      Gas sales price.............................................  $ 3.04   $ 4.09   $ 2.98
      Gas supply cost.............................................    1.77     2.03     1.83
      Transportation..............................................     .34      .27      .27

  Other Regulatory Matters

     Northwest Pipeline's transportation of natural gas in interstate commerce is subject to regulation by FERC under the Natural Gas Act or the NGPA. Northwest Pipeline holds certificates of public convenience and necessity issued by FERC authorizing it to own and operate all pipelines, facilities and properties for which certificates are required under the Natural Gas Act.

     Northwest Pipeline is subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

     On April 1, 1993, Northwest Pipeline began collecting new rates, subject to refund, under the provisions of a rate case filed October 1, 1992. A hearing has been completed and procedures are underway to resolve outstanding issues in the rate case.

  Competition

     No other interstate natural gas pipeline company presently provides significant service to Northwest Pipeline's primary gas consumer market area. However, competition with other interstate carriers exists for expansion markets. Competition also exists with alternate fuels. Electricity and distillate fuel oil are the primary alternate energy sources in the residential and commercial markets. In the industrial markets, high sulfur residual fuel oil is the main alternate fuel source.

  Ownership of Property

     Northwest Pipeline's system is owned in fee. However, a substantial portion of Northwest Pipeline's system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. The compressor stations of Northwest Pipeline, with appurtenant facilities, are located in whole or in part upon lands owned by Northwest Pipeline and upon sites held under leases or permits issued or approved by public authorities. The LNG plant is located on lands owned in fee by Northwest Pipeline. Northwest Pipeline's debt indentures restrict the sale or disposal of a major portion of its pipeline system.

  Environmental Matters

     Northwest Pipeline is subject to the National Environmental Policy Act and other federal, state and local laws and regulations relating to the environmental aspects of its business. Management believes that Northwest Pipeline is in substantial compliance with existing environmental legal requirements. Northwest Pipeline believes that, with respect to any capital expenditures required to meet applicable environmental standards and regulations, FERC would grant the requisite rate relief so that, for the most part, such expenditures and a return thereon would be permitted to be recovered. Northwest Pipeline believes that compliance with applicable environmental requirements is not likely to have a material effect upon its earnings or competitive position.

WILLIAMS NATURAL GAS COMPANY (Williams Natural Gas)

     Williams Natural Gas is an interstate natural gas transmission company which owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. The system serves customers in seven states, including major metropolitan areas of Kansas and Missouri, its chief market areas.

     Williams Natural Gas is subject to regulation by FERC under the Natural Gas Act and under the NGPA, and, as such, its rates and charges for transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of facilities, and its accounting, among other things, are subject to regulation.

  Pipeline System and Customers

     At December 31, 1993, Williams Natural Gas' system, having a mainline delivery capacity of approximately 2.2 Bcf of gas per day, was composed of approximately 6,200 miles of mainline and branch transmission and storage pipelines and 51 compressor stations having a sea level rated capacity totaling approximately 273,000 horsepower.

     Williams Natural Gas operates nine underground storage fields with an aggregate certificated working gas storage capacity of 40 Bcf and an aggregate delivery capacity of 1.2 Bcf of gas per day. Williams Natural Gas' customers inject gas in these fields when demand is low and withdraw it in order to supply their peak requirements. During periods of peak demand, approximately two-thirds of the firm gas delivered to customers is supplied from these storage fields. Storage capacity enables the system to operate more uniformly and efficiently during the year.

     In 1993, Williams Natural Gas sold and transported gas to customers in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. Gas was sold to or transported for 76 distribution companies and municipalities for resale to residential, commercial and industrial users in approximately 530 cities and towns. Direct sales of gas or transportation services were contracted with approximately 360 industrial customers, federal and state institutions and agricultural processing plants located principally in Kansas, Missouri and Oklahoma. At December 31, 1993, Williams Natural Gas had transportation contracts with 161 shippers. Transportation shippers included distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers.

     During 1993, 1992 and 1991, approximately 73 percent, 66 percent and 68 percent, respectively, of total operating revenues were generated from gas sales and transportation services to Williams Natural Gas' largest customer, Western Resources, Inc. (formerly KPL Gas Service), which sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas and Missouri. No other customer accounted for more than 10 percent of operating revenues during these periods.

     Western Resources, Inc. sold its Missouri assets to Southern Union Company in February of 1994. As a result, both Southern Union Company and Western Resources, Inc. are expected to account for more than 10 percent of operating revenues in 1994 with each customer accounting for approximately half of the transportation service previously provided to Western Resources, Inc. Williams Natural Gas' transportation services are provided to both Western Resources, Inc. and Southern Union Company under one-year contracts.

     The following table summarizes selected gas sales and transportation data for the periods indicated:

                                                                      1993    1992    1991
                                                                      -----   -----   -----
    Volumes (TBtu):
      Resale sales..................................................     50      65      84
      Direct and gas processing plant sales.........................      1       1       2
      Transportation................................................    344     320     310
                                                                      -----   -----   -----
              Total gas sales and transportation volumes............    395     386     396
                                                                      -----   -----   -----
                                                                      -----   -----   -----
    Average Prices Per MMBtu:
      Sales prices..................................................  $3.92   $3.58   $3.56
      Supply costs..................................................   2.59    2.45    2.48
      Transportation................................................    .25     .22     .21

     The gas sales prices reported in the table include the recovery of take-or-pay and contract reformation costs incurred by Williams Natural Gas and those billed by other pipeline companies. The gas supply costs reported in the table include gas purchase costs, deferred costs recoverable or refundable through rate adjustments, inputs or withdrawals from storage and exchange gas activity.

     Since July 1988, Williams Natural Gas has been performing open-access transportation services pursuant to FERC Order 500 and a settlement agreement with major resale customers. In 1992, FERC promulgated

Order 636 which required interstate pipelines to restructure their tariffs to eliminate traditional on system sales services (except to certain small customers) before the 1993-1994 heating season and to implement various changes in forms of service, including unbundling of gathering, transmission and storage services, terms and conditions of service, rate design, gas supply realignment cost recovery and other major rate and tariff revisions.

     Williams Natural Gas' restructuring tariff became effective on October 1, 1993. Williams Natural Gas' restructured firm services were offered on a "contract-demand" basis with the fixed costs, including return and tax allowance, recovered through levelized monthly demand charges in accordance with the FERC-specified straight fixed-variable rate design methodology. This should result in a more consistent level of operating results throughout the year, rather than the historical operating results which were most favorable during the winter heating season. In addition, effective October 1, 1993, Williams Natural Gas was granted blanket authority to sell gas at negotiated prices and terms. Such sales must take place prior to the entry of that gas into Williams Natural Gas' transmission system. Williams Natural Gas' transition costs associated with Order 636 were approximately $37 million. Williams Natural Gas expects to recover these costs which were associated with its previous gas sales functions.

     As part of Williams Natural Gas' restructuring, certain gathering and processing assets have been or will be transferred to third parties including subsidiaries of Williams Field Services Group, Inc., as discussed elsewhere herein. Applications for orders permitting and approving abandonment of certain natural gas facilities have been filed with the FERC dealing with virtually all of Williams Natural Gas' gathering and processing facilities except those located in the Kansas Hugoton area. Applications to abandon the Kansas Hugoton facilities are anticipated to be prepared and filed in 1994.

     Williams Natural Gas' total estimated proved developed gas reserves under contract as of December 31, 1993, were 1,805 Bcf. Except for new wells drilled on previously dedicated acreage under existing gas purchase contracts, virtually no new dedicated gas supplies have been connected since 1982. No major discovery or other favorable or adverse event has caused a significant change in the estimated reserves of Williams Natural Gas since December 31, 1993.

     Williams Natural Gas' total estimated contracted gas reserves, in Bcf, were 1,805, 2,088 and 2,158 at December 31, 1993, 1992 and 1991, respectively. Of the
1,805 Bcf of gas reserves dedicated to Williams Natural Gas as of December 31, 1993, 1,791 Bcf were located in Midwest gas fields and 14 Bcf were located in Rocky Mountain fields.

     At December 31, 1993, Williams Natural Gas' remaining contracted reserves were primarily attributable to approximately 140 gas purchase contracts with independent producers. The independent producers' supplies are located in Colorado, Kansas, Oklahoma, the Texas Panhandle and Wyoming.

  Regulatory Matters

     The transportation of natural gas by Williams Natural Gas in interstate commerce is subject to regulation by FERC under the Natural Gas Act. Williams Natural Gas holds certificates of public convenience and necessity issued by FERC authorizing it to own and operate all pipelines, facilities and properties now in operation for which certificates are required under the Natural Gas Act.

     Williams Natural Gas' direct sales in Kansas during 1993 were subject to regulation by the Kansas Corporation Commission under the Kansas Public Utility Act. This Act requires Williams Natural Gas to file its contracts and tariffs with the Kansas Corporation Commission (the "KCC") and requires KCC approval prior to a change in rates. Williams Natural Gas ceased all direct sale activity in Kansas during 1993 as required by FERC Order 636.

     Williams Natural Gas is subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission and storage facilities.

     Williams Natural Gas has been involved in the reformation of gas purchase contracts in order to obtain releases from future gas purchase obligations and to provide market-responsive terms in its remaining gas supply contracts. Through December 31, 1993, Williams Natural Gas has paid approximately $77.2 million to producers for contract reformations and take-or-pay settlements and has accrued on its balance sheet an additional $65.8 million for future settlement costs. Although Williams Natural Gas believes the accrual to be adequate, the amounts ultimately paid will depend on the outcome of various court proceedings, the provisions and enforceability of each gas purchase contract, the success of settlement negotiations and other factors. As of December 31, 1993, Williams Natural Gas had an asset recorded on its balance sheet for $59.9 million in recoverable contract reformation and take-or-pay costs, $55.3 million of which had not yet been paid nor had a filing for recovery of such costs been made. See Note 14 of Notes to Consolidated Financial Statements.

     Williams Natural Gas is negotiating modifications to an agreement in principle reached in 1991 with its principal gas supplier to reform its largest gas purchase contract, enter into a long-term transportation arrangement and resolve various other issues. Modifications to the original agreement in principle were necessitated due to Order 636's effect on Williams Natural Gas' operations. When finalized and approved by various regulatory agencies, the agreement will resolve all disputes and litigation between the parties, including a claim by the supplier for take-or-pay deficiencies under certain gas purchase contracts with the supplier of not less than $203 million plus interest. There is no assurance that the contingencies contemplated by the agreement will be satisfied, but the parties are fully cooperating in attempting to do so.

     On January 1, 1993, all federal price controls on wellhead sales of natural gas were removed by the Natural Gas Wellhead Price Decontrol Act of 1989. However, some contracts require Williams Natural Gas to continue to pay prices based upon prior regulation, including that with its largest supplier (until finalization of the settlement described above). Other contracts revert to contractually specified pricing mechanisms or to market-based pricing. Suppliers are disputing the effect of deregulation on a minor number of contracts.

     All remaining nonmarket responsive contracts will be reformed where possible and the associated costs included in a transmission cost recovery mechanism filing. Williams Natural Gas has filed an uncontested stipulation and agreement which has been approved by FERC. This settlement resolved two rate cases and established the cost sharing responsibility between Williams Natural Gas and its customers for contract reformation costs filed by Williams Natural Gas and its former pipeline suppliers under Orders 500 and 528 as well as Order 636 gas supply realignment costs of up to $50 million.

     Under the terms of the settlement, Williams Natural Gas will absorb 25 percent of costs incurred prior to July 31, 1992, and filed for, or to be filed for, under Orders 500 and 528. After such date, any additional gas supply realignment costs that may be incurred by Williams Natural Gas will be absorbed on a sliding scale from 9.5 percent of total costs up to $20 million to 25 percent if total costs do not exceed $50 million. Williams Natural Gas will not absorb any costs incurred by its former pipeline suppliers. Williams Natural Gas cannot predict the outcome of its contract realignment efforts. While it is likely that the $50 million amount will be exceeded, the settlement does not preclude Williams Natural Gas from recovery, but the agreed allocations would not apply. Williams Natural Gas' restructured tariff also allows recovery of above-market gas costs incurred under contracts not reformed, subject to the same allocations.

  Competition

     Williams Natural Gas competes with both interstate and intrastate pipelines and, to a more limited extent, marketers of natural gas and alternate energy forms in all significant markets. Electricity and distillate fuel oil are the primary competitive forms of energy for residential and commercial markets. Coal and residual fuel oil compete for industrial and electric-generating markets. Some nuclear power and power purchased from "grid" arrangements among electric utilities also compete with gas-fired power generation in the markets served by Williams Natural Gas. Effective October 1, 1993, when Williams Natural Gas' restructured tariff became effective under Order 636, all suppliers of natural gas were able to compete for any gas markets capable of being served by Williams Natural Gas' system, using nondiscriminatory transportation services provided by Williams Natural Gas. Effective October 1, 1993, Williams Natural Gas also received blanket sales authority, enabling it to sell gas prior to the entry of that gas into its transmission system at individually negotiated prices and terms in the same manner as other natural gas merchants.

     Many areas served by Williams Natural Gas are served or can be served by other pipelines providing transportation services. In this regard, the City of Springfield, Missouri, has notified Williams Natural Gas of its intention to construct and operate its own pipeline to connect a portion of its existing load to a competitor. Further, approximately 80 percent of Williams Natural Gas' firm transportation contracts have a term of one year. Williams Natural Gas' ability to obtain transportation contract renewals will depend upon its continuing ability to provide the most reliable and economical service.

  Ownership of Property

     Williams Natural Gas' pipeline system is owned in fee. However, a substantial portion of Williams Natural Gas' system is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. The compressor stations of Williams Natural Gas, with appurtenant facilities, are located in whole or in part either on lands owned by Williams Natural Gas or on sites held under leases or permits issued or approved by public authorities. The storage facilities are either owned or contracted for under long-term leases.

  Environmental Matters

     Williams Natural Gas is subject to various federal, state and local laws and regulations relating to environmental quality control. Management believes that Williams Natural Gas' operations are in substantial compliance with existing environmental legal requirements.

     Williams Natural Gas believes that, with respect to any capital expenditures required to meet applicable environmental standards and regulations, FERC would grant the requisite rate relief so that, for the most part, such expenditures would be recoverable. Williams Natural Gas believes that compliance with applicable environmental requirements is not likely to have a material effect upon its earnings or competitive position.

     Williams Natural Gas has identified polychlorinated biphenyl ("PCB") contamination in air compressor systems, disposal pits and various other areas at certain compressor station sites. Williams Natural Gas has been involved in negotiations with the Environmental Protection Agency ("EPA") to develop additional screening, detailed sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities. As of December 31, 1993, Williams Natural Gas has a liability recorded of approximately $30 million representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Although the accrual is believed to be adequate, the actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by EPA and other governmental authorities and other factors. Williams Natural Gas will seek recovery of these costs through future rates and other means. See Note 14 of Notes to Consolidated Financial Statements.

  KERN RIVER GAS TRANSMISSION COMPANY (Kern River)

     Kern River is an interstate natural gas transmission company which owns and operates a natural gas pipeline system extending from Wyoming through Utah and Nevada to California. Kern River is jointly owned and operated by Williams Western Pipeline Company, a subsidiary of Williams, and a subsidiary of an unaffiliated company. See Note 2 of Notes to Consolidated Financial Statements. The transmission system, which commenced operations in February 1992 following completion of construction, delivers natural gas primarily to the enhanced oil-recovery fields in southern California. The system also transports natural gas for utilities, municipalities and industries in California, Nevada and Utah.

     Kern River is subject to regulation by FERC under the Natural Gas Act and under NGPA, and, as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of facilities and its accounting, among other things, are subject to regulation.

  Pipeline System and Customers

     As of December 31, 1993, Kern River's pipeline system was composed of 667 miles of pipeline and three mainline compressor stations having an aggregate mainline delivery capacity of 700 MMcf of gas per day. The pipeline system interconnects with the pipeline facilities of another pipeline company at Daggett, California. From the point of interconnection, Kern River and the other pipeline company have a single 337-mile pipeline which is owned 63.6 percent by Kern River and 36.4 percent by the other pipeline company, as tenants in common, and is designed to accommodate the combined throughput of both systems. This common facility has a capacity of 1.1 Bcf of gas per day.

     Kern River operates under an open-access transportation certificate wherein gas is transported for others under firm transportation contracts totaling 695 MMcf of gas per day, although various contract terms allow reductions/increases in the contract capacity of certain shippers. Kern River has been advised that certain shippers may exercise their adjustment rights under their contracts in 1994 which may have the affect of reducing firm transportation commitments by up to 20 MMcf of gas per day.

     In 1993, Kern River transported 256 Bcf of natural gas for customers in California, Nevada and Utah. Gas was transported for five customers in Kern County, California, for reinjection as a part of enhanced oil recovery operations and for 19 local distribution customers, electric utilities, cogeneration projects and commercial and other industrial customers. The five largest customers of Kern River in 1993 accounted for approximately 14 percent, 14 percent, 14 percent, 12 percent and 11 percent, respectively, of operating revenues. Three of these customers serve the enhanced oil recovery fields. No other customer accounted for more than 10 percent of operating revenues in 1993.

  Regulatory Matters

     The transportation of natural gas by Kern River in interstate commerce is subject to regulation by FERC under the Natural Gas Act and/or the NGPA. Kern River owns certificates of public convenience and necessity issued by FERC authorizing it to own and operate all pipelines, facilities and properties now in operation for which certificates are required under the Natural Gas Act. Kern River is also subject to regulation under the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

     On March 1, 1993, Kern River began collecting new rates, subject to refund, under the provisions of a rate case filed August 31, 1992. Kern River is seeking an increase in rates to cover increased operating costs, recovery of capital for construction of the initial system and a fair rate of return. A hearing has been completed and procedures are under way to resolve outstanding issues in the rate case.

     Kern River has filed an application with FERC for authorization to expand capacity to bring an additional 452 MMcf of gas per day of Canadian natural gas into California and Nevada. The increase in capacity will be achieved primarily by adding 158,900 horsepower of compression to the system. The expanded capacity is expected to be project financed at an estimated cost of approximately $308 million.

  Competition

     One other natural gas pipeline presently provides significant service to the enhanced oil recovery fields in Kern County. Competition also exists for Kern River's other customers as well as for expansion markets. Competition also exists for these customers from alternate fuels. Electricity and distillate fuel oil are the primary alternate energy sources competing with gas in the commercial market. In the industrial and cogeneration markets, high sulfur residual fuel oil is the main alternate fuel source providing competition.

  Ownership of Property

     The Kern River pipeline system is owned in fee. However, a substantial portion of the system is constructed and maintained on rights-of-way, easements, permits, licenses or consents on and across properties owned by others. The compressor stations, with appurtenant facilities, are located in whole or in part on lands owned by Kern River or on sites held under leases or permits issued or approved by public authorities.

  Environmental Matters

     Kern River is subject to the National Environmental Policy Act and other federal, state and local laws and regulations relating to the environmental aspects of the pipeline operations. Management believes that Kern River is in substantial compliance with existing environmental legal requirements for its business.

     Kern River believes that, with respect to any capital expenditures required to meet applicable environmental standards and regulations, FERC would grant requisite rate relief so that, for the most part, such expenditures and a return thereon would be permitted to be recovered. Kern River believes that compliance with applicable environmental requirements pertaining to its business is not likely to have a material effect upon earnings or its competitive position.

WILLIAMS FIELD SERVICES GROUP, INC. (WILLIAMS FIELD SERVICES)

     Williams Field Services, through subsidiaries, owns and/or operates both regulated and nonregulated natural gas gathering and processing facilities, markets natural gas and owns and operates natural gas leasehold properties. Williams Field Services was established as a separate business unit in 1993 and all of the Company's natural gas gathering and processing, marketing and production activities have been, or will be, consolidated under Williams Field Services' control and management. As part of Williams Natural Gas' restructuring as previously discussed, certain gathering and processing assets will be transferred to Williams Field Services upon FERC approval.

     In 1993, gathering and processing activities represented 89 percent of Williams Field Services' operating profit. Production and natural gas marketing represented the balance.

     In February 1994, Williams Field Services reached agreement with Public Service Company of New Mexico to acquire its natural gas gathering and processing assets in the San Juan and Permian basins of New Mexico for $155 million. The assets consist of approximately 1,800 miles of gathering pipelines, four gas processing plants and an amine treatment plant, which have an aggregate daily inlet capacity of 330 MMcf of gas and 30 MMcf of gas, respectively. The sale is subject to approval from federal and state regulatory agencies and is not expected to close until 1995.

  Gathering and Processing

     Williams Field Services, through subsidiaries, owns and operates natural gas gathering and processing facilities located in the San Juan Basin, southwest Wyoming, and the Rocky Mountains of Utah and Colorado. Williams Field Services, through subsidiaries, also operates natural gas gathering and processing facilities located in the Texas Panhandle and the Hugoton Basin in northwest Oklahoma and southwest Kansas which are owned by Williams Natural Gas but which are the subject of applications for orders permitting abandonment, discussed elsewhere herein. The operating information below includes operations attributed to the facilities when they were owned and operated by affiliated entities and operations for facilities currently owned by Williams Natural Gas but operated by Williams Field Services.

     Customers and Operations. Williams Field Services' facilities, including those currently owned by Williams Natural Gas, consist of approximately 6,700 miles of gathering pipelines, approximately 277,000 horsepower of field compression and ten gas processing plants (one of which is 50 percent owned) which have an aggregate daily inlet capacity of 2 Bcf of gas. Gathering and processing customers have direct access to interstate pipelines, including Northwest Pipeline, Williams Natural Gas and Kern River, which provides access to multiple markets.

     During 1993, Williams Field Services gathered natural gas for 124 customers in the Rocky Mountain region and 37 customers in the Mid-Continent region. The largest gathering customer accounted for approximately 35 percent of total gathered volumes. During 1993, natural gas was processed for a total of 84 customers. The three largest customers accounted for approximately 29 percent, 12 percent and 10 percent, respectively, of total processed volumes. No other customer accounted for more than 10 percent of gathered or processed volumes. Williams Field Services' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Williams Field Services.

     Liquids extracted at the processing plants are ethane, propane, butane and natural gasoline. Liquid products retained by Williams Field Services' are marketed by an affiliate for a fee. During 1993, liquid products were sold to a total of 19 customers under short-term contracts. The two largest customers accounted for approximately 45 percent and 14 percent, respectively, of total liquid products volumes sold. No other customer accounted for more than 10 percent of volumes sold.

     Operating Statistics. The following table summarizes gathering, processing and natural gas liquid volumes and average rates for the periods indicated. The 1993 numbers reflect the impact of an expansion of two gathering and processing facilities completed last year:

                                                                          1993   1992   1991
                                                                          ----   ----   ----
    Gas volumes (TBtu, except where noted):
      Gathering.........................................................  789    672    498
      Processing........................................................  522    432    255
      Natural gas liquid sales (millions of gallons)....................  295    278    245
    Average Rates:
      Gathering (Per MMBtu).............................................  .18    .17    .17
      Processing (per MMBtu)............................................  .12    .11    .11
      Natural gas liquid sales (per gallon).............................  .31    .32    .33

  Natural Gas Marketing and Supply

     Williams Gas Marketing, a subsidiary of Williams Field Services, markets natural gas primarily west of the Mississippi River and in certain eastern and southeastern states. Williams Gas Marketing also markets gas in the Midcontinent and Western regions of the U.S. off both interstate and intrastate pipelines, including Williams Natural Gas, Northwest Pipeline and Kern River.

     During 1993, no single customer accounted for 10 percent or more of volumes sold. Typically, natural gas sales are made under short-term contracts. Renewal of these contracts is dependent upon, among other things, the ability to provide competitively priced gas.

     Williams Gas Marketing supplies its sales commitments through short-term and spot gas purchases as well as purchases under long-term contracts. The suppliers' ability to meet their delivery commitments and Williams Gas Marketing's ability to service its customers may be adversely affected by factors beyond their respective control, such as occasions of force majeure. Certain of these gas purchase contracts obligate Williams Gas Marketing to purchase minimum percentages of the total deliverability of the wells covered by the contracts. During 1993, Williams Gas Marketing incurred no purchase deficiencies under these contracts.

  Production

     Williams Field Services, through a subsidiary, owns and operates producing gas leasehold properties in the San Juan Basin.

     Gas Reserves. As of December 31, 1993, 1992 and 1991, Williams Field Services had proved developed natural gas reserves of 229 Bcf, 352 Bcf and 273 Bcf, respectively, and proved undeveloped reserves of 319 Bcf, 287 Bcf and 384 Bcf, respectively. As discussed below, Williams Field Services conveyed 85 Bcf of gas reserves to the Williams Coal Seam Gas Royalty Trust in 1993. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. As of December 31, 1993, the gross and net developed leasehold acres owned by Williams Field Services totaled 228,863 and 98,388, respectively, and the gross and net undeveloped acres owned were 29,865 and 13,773, respectively. As of such date, Williams Field Services owned interests in 2,570 gross producing wells (356 net) on its leasehold lands. The following table summarizes drilling activity for the periods indicated:

                                                                              DEVELOPMENT
                                                                            ---------------
                                  COMPLETED                                 GROSS      NET
                                    DURING                                  WELLS     WELLS
    ----------------------------------------------------------------------  -----     -----
      1993................................................................    39         5
      1992................................................................    95        11
      1991................................................................   111        24

     The majority of Williams Field Services' gas production is currently being sold in the spot market at market prices. Total net production sold during 1993, 1992 and 1991 was 16.3 TBtu, 23.4 TBtu and 13.6 TBtu, respectively. The average production costs per MMBtu of gas produced were $.17, $.17 and $.22 in 1993, 1992 and 1991, respectively. The average sales price per MMBtu was $1.44, $1.14 and $.88, respectively, for the same periods.

     In 1993, Williams Field Services conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Trust Units were subsequently sold to the public by Williams in an underwritten public offering. Williams continues to hold 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Production information reported herein includes Williams Field Services' interest in such Units. See Note 3 to Notes to Consolidated Financial Statements.

  Regulatory Matters

     Williams Field Services has maintained the view that its gathering and processing rates and services are not subject to regulation by FERC. The FERC has asserted the authority to regulate Williams Field Services but has taken no action to exercise that authority. Williams Field Services appealed that decision to the Court of Appeals for the Tenth Circuit, which recently dismissed the appeal on procedural grounds. As a result, FERC's authority to regulate gathering and processing remains uncertain. The FERC is reviewing its legal authority and also whether there exists a need to regulate pipeline affiliated gathering in a Public Comment Proceeding.

  Competition

     Williams Field Services competes for gathering and processing business with interstate pipelines, producers and independent gatherers and processors. Numerous factors impact any given customer's choice of a gathering or processing services provider, including rate, term, timeliness of well connections, pressure obligations and the willingness of the provider to process for either a fee or for liquids taken in-kind. To the extent Williams Field Services' rates and services are subject to regulation (see Regulatory Matters above), such regulation could inhibit Williams Field Services' flexibility in meeting prices or services of unregulated competition.

  Ownership of Property

     Williams Field Services' gathering systems are constructed and maintained pursuant to rights-of-way, easements, permits, licenses and consents on and across properties owned by others. The compressor stations and gas processing and treating facilities are located in whole or in part on lands owned by Williams Field Services or on sites held under leases or permits issued or approved by public authorities.

  Environmental Matters

     Williams Field Services is subject to various federal, state and local laws and regulations relating to environmental quality control. Management believes that Williams Field Services' operations are in substantial compliance with existing environmental legal requirements.

WILLIAMS PIPE LINE COMPANY (WILLIAMS PIPE LINE)

     Williams Pipe Line, a wholly owned subsidiary of Williams, operates a petroleum products pipeline system which covers an eleven-state area extending from Oklahoma in the south to North Dakota and Minnesota in the north and Illinois in the east. The system is operated as a common carrier offering transportation and terminalling services on a nondiscriminatory basis under published tariffs. The system transports crude oil and products, including gasolines, distillates, aviation fuels and LP-gases.

     On December 1, 1993, Williams Pipe Line acquired a 300-mile pipeline, two loading terminals and related storage from Sun Pipe Line Company. The pipeline connects to Williams Pipe Line's system in Oklahoma and adds Arkansas to its market.

  Shippers and Pipeline System

     At December 31, 1993, the system traversed approximately 6,900 miles of right-of-way and included over 9,000 miles of pipeline in various sizes up to 16 inches. The system includes 81 pumping stations, 23 million barrels of storage capacity and 47 delivery terminals. The terminals are equipped to deliver products into tank trucks and tank cars. The maximum number of barrels which the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Since the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated.

     The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                                1993       1992       1991
                                                              --------   --------   --------
    Shipments (thousands of barrels):
      Refined products:
         Gasolines..........................................   109,841     92,643     90,841
         Distillates........................................    51,508     45,920     44,311
         Aviation fuels.....................................    11,123     11,180      9,815
      LP-Gases..............................................     9,778     11,362     11,196
      Crude oil.............................................     3,388      4,481      2,489
                                                              --------   --------   --------
              Total shipments...............................   185,638    165,586    158,652
                                                              --------   --------   --------
                                                              --------   --------   --------
      Daily average (thousands of barrels)..................       509        454        435
      Average haul (miles)..................................       279        295        315
      Barrel miles (millions)...............................    51,821     48,825     49,919
    Revenues (millions):
      Transportation........................................    $153.0     $137.7     $131.8
      Nontransportation.....................................      26.3       10.8        8.8
                                                              --------   --------   --------
              Total revenues................................    $179.3     $148.5     $140.6
                                                              --------   --------   --------
                                                              --------   --------   --------
      Transportation revenue per barrel.....................      $.82       $.83       $.83

     In 1993, 77 shippers transported volumes through the system. The seven largest shippers accounted for 54 percent of transportation revenues. These same shippers have accounted for approximately the same percentage of transportation revenues over the past three years. Due to Williams Pipe Line's geographic location within existing supply and demand patterns, including connections to pipelines and refineries within the region, Williams Pipe Line expects to remain the competitive choice in these relationships. The highest revenue-producing shipper accounted for approximately 9 percent of transportation revenues in 1993.

     Nontransportation activities accounted for 15 percent of total revenues in 1993. The increase in nontransportation revenues is primarily due to gas liquids and fractionator operations.

     At December 31, 1993, the system was directly connected to, and received products from 11 operating refineries reported to have an aggregate crude oil refining capacity of approximately 888,000 barrels per day. Eight of these refineries are located in Kansas and Oklahoma, two in Minnesota and one in Wisconsin. The system also received products through connecting pipelines from other refineries located in Illinois, Indiana, Kansas, Louisiana, Montana, North Dakota, Oklahoma and Texas. Crude oil is received through connections in Kansas and Oklahoma. The refineries, which are connected directly or indirectly to the system, have access to a broad range of crude oil producing areas, including foreign sources. LP-gases are transported from gas producing and storage areas in central Kansas through connecting pipelines in Iowa, Kansas, Missouri and Illinois. In addition to making deliveries to company-owned terminals, the system delivers products to third-party terminals and connecting pipelines.

     The refining industry continues to be affected by increasing complexity in the petroleum products marketplace. As refiners continue to respond to EPA regulations and changing crude supply patterns, their actions will directly affect those volumes and products shipped in the Williams Pipe Line system. While sources of refined products are expected to be adequate, it is not possible to predict to what extent these various changes will have on refinery operations in the Williams Pipe Line market areas.

  Regulatory Matters

     General. Williams Pipe Line, as an interstate common carrier pipeline, is subject to the provisions and regulations of the Interstate Commerce Act. Under this Act, Williams Pipe Line is required, among other things, to establish just, reasonable and nondiscriminatory rates, to file its tariffs with FERC, to keep its records and accounts pursuant to the Uniform System of Accounts for Oil Pipeline Companies, to make annual reports to FERC and to submit to examination of its records by the audit staff of FERC. Authority to regulate rates, shipping rules and other practices and to prescribe depreciation rates for common carrier pipelines is exercised by FERC. The Department of Transportation, as authorized by the 1988 Pipeline Safety Reauthorization Act, is the oversight authority for interstate liquids pipelines. Williams Pipe Line is also subject to the provisions of various state laws which are applicable to intrastate pipelines.

     Rate Proceeding. On December 31, 1989, a rate cap, which resulted from a settlement with several shippers, effectively freezing Williams Pipe Line's rates for the previous five years, expired. Williams Pipe Line filed a revised tariff on January 16, 1990, with FERC and the state commissions. The tariff set an average increase in rates of 11 percent and established volume incentives and proportional rate discounts. Certain shippers on the Williams Pipe Line system and a competing pipeline carrier filed protests with FERC alleging that the revised rates are not just and reasonable and are unlawfully discriminatory. As a result of these protests, FERC suspended the effective date of the tariff for seven months (until September 16, 1990), at which time it became effective, subject to refund. The revised intrastate tariffs filed with state commissions were voluntarily withdrawn and refiled to be effective at the same time as the interstate tariff.

     During 1985, FERC issued opinions which established a new rate making methodology based on trended original cost for determination of the maximum allowable rates for oil pipelines. This methodology replaces a weighted replacement/original cost based methodology. Two rate cases involving other pipelines have been decided by FERC. One of these cases defined and clarified numerous issues regarding the interpretation of the trended original cost methodology that had been left to case-specific determination or were unaddressed by the initial opinion. In the other case, FERC adopted a policy which allows a carrier to elect to bifurcate a rate proceeding. Phase I of such a proceeding involves issues of market power. Phase II involves any further proceedings necessary to establish just and reasonable rates. In that case, FERC found that the carrier "lacked significant market power" in most of its markets and, as a result, adopted an experimental method utilizing rate caps to govern the rates of that specific carrier. It is not known whether FERC will permit other carriers that can prove that they lack "significant market power" in some or all of their markets to use the same or a similar methodology.

     Williams Pipe Line elected a bifurcated proceeding in accordance with the aforementioned FERC decision. FERC hearings in Phase I were held before an administrative law judge in the summer of 1991. The Judge's decision, issued January 24, 1992, ruled solely on market power issues and certain discrimination claims. This Initial Decision concluded that Williams Pipe Line had sustained its burden of proof in demonstrating that it "lacks significant market power" and is "workably competitive" in 22 of 32 of its markets and that the alleged discrimination was justified by competitive conditions. This decision will be reviewed by FERC. Phase II of this proceeding is not expected to begin until FERC issues its final decision in Phase I. While Williams Pipe Line cannot predict the final outcome of these proceedings, it believes its revised tariffs will ultimately be found lawful.

     In June 1993, FERC ruled that Williams Pipe Line must file tariffs and cost justification for transaction charges that are collected for certain bookkeeping services, Product Transfer Orders and Product Authorizations. Williams Pipe Line had previously considered these charges as nonjurisdictional. In order to comply with the ruling, Williams Pipe Line immediately filed tariffs establishing these charges in its tariff. The FERC order to provide cost justification is currently stayed pending rehearing of the case.

     On October 22, 1993, FERC issued a new rule making and two companion Notices of Inquiry intended to establish "simplified and generally applicable rate making" as well as procedural streamlining as mandated by the Energy Policy Act of 1992. The FERC has attempted to streamline the rate making process via generic rules and a rate cap mechanism, or index, based on the annual Producer Price Index for Finished Goods less one percentage point.

     In its recent rule making, FERC indicated that there will also be a cost-based and market-based alternative to the rate cap mechanism. The specifics of these two alternatives are the subject of the two Notices of Inquiry issued with the final rule. The details regarding these two Notices of Inquiry, and any resulting rule making, will be enumerated in the forthcoming year. The index apparently would be applied where pipelines are shown to have "significant market power," or little competition. FERC's final rule is scheduled to take effect January 1995. Williams Pipe Line and several other parties have filed motions requesting FERC to reconsider various parts of the final rule. These motions are currently pending before FERC. It is not known what effect, if any, this rule making will have on the current Williams Pipe Line rate proceeding.

  Competition

     Williams Pipe Line operates without the protection of a federal certificate of public convenience and necessity that might preclude other entrants from providing like service in its area of operations. Further, Williams Pipe Line must plan, operate and compete without the operating stability inherent in a broad base of contractually obligated or owner-controlled usage. Since Williams Pipe Line is a common carrier, its shippers need only meet the requirements set forth in its published tariffs in order to avail themselves of the transportation services offered by Williams Pipe Line.

     Competition exists from other pipelines, refineries, barge traffic, railroads and tank trucks. Competition is affected by trades of products or crude oil between refineries which have access to the system and by trades among brokers, traders and others who control products. Such trades can result in the diversion from the Williams Pipe Line system of volume which might otherwise be transported on the system. Shorter, lower revenue hauls may also result from such trades. Williams Pipe Line also is exposed to interfuel competition whereby an energy form shipped by a liquids pipeline, such as heating fuel, is replaced by a form not transported by a liquids pipeline, such as electricity or natural gas. While Williams Pipe Line faces competition from a variety of sources throughout its marketing areas, the principal competition is other pipelines. A number of pipeline systems, competing on a broad range of price and service levels, provide transportation service to various areas served by the system. The possible construction of additional competing products or crude oil pipelines, conversions of crude oil or natural gas pipelines to products transportation, changes in refining capacity, refinery closings, changes in the availability of crude oil to refineries located in its marketing area, or conservation and conversion efforts by fuel consumers may adversely affect the volumes available for transportation by Williams Pipe Line.

  Ownership of Property

     A portion of the pipeline system is owned in fee. The balance is operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. The terminals, pump stations and all other facilities of the system are located on lands owned in fee or on lands held under long-term leases, permits or contracts. Management believes that the system is in such a condition and maintained in such a manner that it is adequate and sufficient for the conduct of business.

  Environmental Matters

     Williams Pipe Line's operations are subject to various federal, state and local laws and regulations relating to environmental quality control. Management believes that Williams Pipe Line's operations are in substantial compliance with existing environmental legal requirements. Williams Pipe Line has initiated a broad scope of projects related to environmental controls. Under Williams Pipe Line's philosophy of proactive environmental management, $5.1 million was expended in 1993 for water and air environmental-related capital projects.

     Williams Pipe Line has been named by the EPA as a potentially responsible party as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. This site was placed on the National Priorities List in July 1990. In April 1991, Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. Although the study is not yet complete, Williams Pipe Line does not believe that resolution of this matter will have a materially adverse financial effect on its operations.

WILLIAMS ENERGY VENTURES, INC. (WILLIAMS ENERGY VENTURES)

     Williams Energy Ventures, a wholly owned subsidiary of Williams, was established as a separate business unit in 1993. Williams Energy Ventures provides price risk management services, natural gas liquid marketing services, electronic information services and business development capabilities through three general business groups: Commodities, Information Services and New Ventures.

  Commodities Group

     In addition to providing commodity price risk management services for other Williams subsidiaries, Williams Energy Ventures offers financial instruments and derivatives to producers and consumers of energy as well as to financial entities participating in energy price risk management. Williams Energy Ventures enters into energy related financial instruments to hedge against market price fluctuations of certain refined products inventories and natural gas sales and purchase commitments. Williams Energy Ventures also uses energy related financial instruments and physical inventory for market speculation purposes. See Notes 1 and 12 of Notes to Consolidated Financial Statements.

     Williams Energy Ventures also markets the gas liquids produced by Williams Field Services and by unaffiliated companies. Natural gas liquids are sold in the Gulf Coast petrochemical markets under short-term contracts. Propane is marketed primarily in the Rocky Mountain area via truck and railcar loading terminals owned by Williams Field Services.

  Information Services Group

     Through its information services group, Williams Energy Ventures offers various trading and brokering services in the energy field. In 1993, Williams Energy Ventures introduced Chalkboard (an electronic trading and brokering system for purchases and sales of liquid fuels). Williams Energy Ventures is also in the process of implementing Streamline (a computer based gas trading and clearing system) and Capacity Central (a computer-based pipeline capacity sales system for gas). In addition, Williams Energy Ventures provides computer-based training modules primarily to the energy industry.

  New Ventures Group

     Williams Energy Ventures' new ventures group consists primarily of nonjurisdictional businesses based in petroleum related and technology based processes. Development responsibilities also extend to those projects which employ newly developed technologies and information systems. The new ventures group is a start-up operation whose projects are in the early developmental stages.

                               TELECOMMUNICATIONS

WILLIAMS TELECOMMUNICATIONS GROUP, INC. (WILLIAMS TELECOMMUNICATIONS)

     Williams Telecommunications, through subsidiaries, is a full-service telecommunications company providing data, voice and video transmission services and customer premise equipment nationwide.

     Williams Telecommunications entered the telecommunications business in 1985 and has expanded operations through internal growth and acquisitions since that time. Williams Telecommunications provides services through four distinct business units: WilTel Network Services ("Network Services"), a private line, switched long distance and enhanced services provider; WilTel International, Inc. ("WilTel International"), a private line, switched long distance and enhanced services provider to foreign markets; WilTel Communications Systems, Inc. ("WilTel Communications Systems"), a distributor of customer premise equipment; and Vyvx, Inc. ("Vyvx"), a provider of broadcast quality long-haul television transmission and videoconferencing/business television services.

     As of December 31, 1993, Williams Telecommunications had approximately 3,800 employees located in offices in more than 100 cities.

  Network Services

     Network Services offers fully integrated service systems providing customized solutions for end users' telecommunications needs, including data, voice and equipment service offerings. Network Services provides such service offerings through a nationwide common carrier network of approximately 11,000 miles of fiber-optic cable and digital microwave facilities, making it the fourth largest nationwide network. Through network sharing and lease agreements with other carriers, Network Services has access to approximately 40,000 miles of additional digital transmission network facilities. With a total network consisting of approximately 51,000 miles, Network Services is able to reach virtually all major cities in the continental United States.

     Network Services provides its services to regional and national common carriers ("OCCs") as well as commercial end users nationwide. Additionally, Network Services' products and services are used indirectly by thousands of residential and business users who purchase their telecommunications services from Network Services' OCC customers.

     Since Network Services' entry into the switched services market in 1991, switched service activity has continued to grow. In 1993, switched services accounted for approximately one-third of Network Services' total revenues. It is anticipated this percentage will increase in 1994.

     The largest users of Network Services products and services are OCCs which purchase capacity on Network Services' network and sell long distance services directly to end users. Network Services has more than 230 OCC customers. OCCs accounted for approximately 61 percent of Network Services' total revenues in 1993 with the top five OCCs accounting for approximately 26 percent of Network Services' total revenues. Contractual arrangements with OCCs generally range from one to five years, however, there can be no assurance that any of the agreements will be renewed upon expiration.

     Network Services' largest customer, an OCC which accounted for approximately 10 percent of Network Services' total revenues in 1993, began migrating a substantial portion of its leased capacity off Network Services' system in 1994 due to the expansion of its existing fiber system. It is not anticipated that such customer will migrate all of its traffic off Network Services' network.

     Competition for OCC customers continues to increase. Numerous OCCs have been acquired over the years reducing the number of OCCs in the marketplace and increasing the competition for such customers. Network Services' growth in the dedicated circuit and switched services markets is in part dependent upon the continued success of the OCCs, many of which are smaller or regionally based carriers and resellers who are allowed to sell and bill certain of Network Services' products and services under their own name.

     Network Services' commercial (i.e., non-OCC) customer base includes corporations, financial institutions and governmental entities, including many Fortune 500 companies. Network Services' product and service offerings permit commercial customers the opportunity to develop solutions with respect to their voice, data and video transmissions in a manner that is specifically tailored to their particular needs. New switched service capabilities provide public switched services to these and other customers.

     Although Network Services' commercial customer base accounted for approximately 35 percent of Network Services' total revenues in 1993, the top 5 customers accounted for less than 2 percent of total revenues. Contractual arrangements with commercial customers generally range from one to five years, although service is also provided on a month-to-month basis.

     The commercial market has expanded over the past few years as telecommunications services providers began offering lower priced capacity and equipment, and as additional applications for capacity have been developed. It is expected that demand by commercial customers will continue to increase as such customers expand their use of telecommunications services and develop new applications for capacity-intensive telecommunications services as such services are made more economical due to innovations in network and equipment efficiencies and the continued decline in transmission and equipment costs. Further, Network Services will continue to benefit as many large commercial customers seek to obtain capacity from more than one carrier in order to gain route diversity.

  WilTel International

     WilTel International allows Williams Telecommunications to offer its customers telecommunications services worldwide. Williams Telecommunications will be able to provide communications between domestic and foreign sites by allowing a single point of contact for customers desiring telecommunications services internationally. In 1994, WilTel International successfully tested its frame relay service to London, England and Frankfurt, Germany. It is anticipated that as the worldwide marketplace continues its move toward deregulation and as other obstacles to entry into the international marketplace are removed, Williams Telecommunications will continue to grow its services in the international marketplace.

     In March 1994, WilTel International signed a Memorandum of Understanding with the Cuban national telephone company to provide a fiber-optic telecommunications link between the United States and Cuba. The tentative agreement is subject to necessary governmental approvals.

  WilTel Communications Systems

     WilTel Communications Systems is one of the nation's larger distributors of customer premise telecommunications equipment and maintenance services. Customers for the equipment and services include commercial, governmental and institutional entities.

     WilTel Communications Systems' activities range from the sale and service of PBX systems and key telephone systems to the complete outsourcing of customers' telecommunications operations. WilTel Communications Systems assists Network Services in marketing its private line and switched services to a broad customer base.

     In 1993, WilTel Communications Systems derived approximately 59 percent of its revenue from the servicing of existing equipment and approximately 41 percent from the sale of new equipment. In 1993, WilTel Communications Systems sold PBX and key systems supplied by two manufacturers, the largest of which accounted for approximately 87 percent of WilTel Communications Systems' new equipment sales. WilTel Communications Systems recently extended its distribution agreement with such manufacturer through the year 1997.

     WilTel Communications Systems recently signed a definitive agreement to acquire all of the customer premise equipment sales and service operations of BellSouth in 29 states outside of BellSouth's local operating region. This acquisition will further strengthen WilTel Communications Systems' national market presence and enlarge its customer base. Subject to various governmental and regulatory approvals and consents, it is anticipated the transaction will be completed by the end of March 1994.

  Vyvx

     Vyvx offers switched fiber-optic television transmission services nationwide allowing Williams Telecommunications to provide switched, broadcast-quality, fiber-optic television transmission services as an alternative to satellite and microwave television transmission. Vyvx primarily provides backhaul transmission of news and other programming between two or more customer locations. For example, the Vyvx network is used for the broadcast coverage of major professional sporting events. Vyvx's customers include all of the major broadcast and cable networks.

  Regulatory Matters

     The telecommunications industry is regulated at both the federal and state levels. The Federal Communications Commission ("FCC") regulates Network Services, its competitors and its OCC customers' interstate common carrier operations. Local telephone company access services, to the extent they are used for interstate communications, are also subject to FCC regulation. The states, through their public utility commissions, regulate intrastate telecommunications services. In addition, the Modification of Final Judgment, the consent decree entered into by the Bell System and the Department of Justice, limits the Regional Bell Operating Companies' ("RBOCs") ability to offer services between telecommunications jurisdictions.

     Network Services is not subject to entry regulation and has not historically been required to file federal tariffs or other pricing information. A 1992 court decision, however, requires carriers such as Network Services to file tariffs at the FCC. That decision will be reviewed by the Supreme Court during 1994. Network Services has filed tariffs for interstate services to comply with the FCC orders issued in response to this court decision (even before the decision, Network Services filed tariffs pursuant to various state regulations). Network Services is subject to the FCC complaint process and to a wide range of regulations and reporting requirements. Network Services is also subject to FCC regulation with respect to its common carrier microwave licenses which must be renewed periodically.

     WilTel Communications Systems is subject to FCC rules governing the connection of equipment to telephone networks. A subsidiary of WilTel Communications Systems is subject to FCC regulations as a common carrier and as a microwave licensee.

     The FCC continues to review and revise the regulations applicable to local telephone company access services. The cost of these services, which are used by Network Services and its competitors to connect their networks to individual customers, is a substantial portion of Network Service's and other carriers' total costs. Restructured interstate switched local access rates which took effect at the beginning of 1994 have increased AT&T's existing access cost advantages, which are derived from its proximity to RBOC locations and other circumstances directly attributable to its former monopoly status. The restructuring, as well as any future local access developments that provide a relative benefit to AT&T, could adversely affect competition through its impact on Network Services and its OCC customers.

     Vyvx is subject to substantially the same regulations as Network Services, and similarly will be affected by how local access services are regulated. However, it does not purchase switched access services.

     Federal legislation has been introduced which may reduce regulatory and consent decree restrictions on the RBOCs and other local telephone companies. Such legislation may permit the RBOCs to provide interstate long distance services in direct competition with Network Services. Network Services cannot predict the likelihood of enactment or the final form of such legislation with any certainty.

     WilTel International has undertaken steps to provide service between the U.S. and other countries. Some of the services it intends to offer are subject to regulation by the FCC and, in some cases, regulations imposed by other countries could directly or indirectly affect WilTel International's operations. Although WilTel International anticipates that it will be able to obtain authorizations that would materially affect its planned international services, applications for authority may be delayed, denied or modified by the relevant agencies.

  Competition

     There is considerable competition in the long distance telecommunications industry. Network Services competes with facilities-based OCCs and resellers of telecommunications services. Competition is intensifying due to changing technology and the increasing need to adapt to individual customer's needs. AT&T, MCI and Sprint, like Network Services, own nationwide fiber-optic networks. These companies are larger, more widely recognized and more established in the marketplace, and offer nationwide services which allow them to effectively compete in the long distance telecommunications market. These companies also have substantially greater resources and a larger, more extensive customer base than Network Services. AT&T has the ability to adopt pricing practices that could adversely affect Network Services and its OCC customers. Further, in the event the RBOCs are able to offer service between local access transport areas, the competition for the intercity market could be greatly increased. As discussed above, pending federal legislation may permit the RBOCs to offer such service.

     AT&T remains the price and cost leader in the telecommunications industry. Technological advances continually allow facilities-based telecommunications carriers the ability to increase the capacity of their facilities. With the constantly changing technology allowing for more efficiency coupled with an intensely competitive market, Network Services believes prices will continue a downward trend. Network Services is constantly looking for ways to effectively compete in the industry, stressing technological innovation and efficiency as well as customer service and quality of service.

     Even though fiber-optic networks for long distance transmission are now widely used, it is possible that Network Services could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings. Network Services cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

     WilTel Communications Systems has many competitors which sell and service customer premise equipment. Competitors include those companies that sell comparable products as well as companies that sell the same products as WilTel Communications Systems. Customer premise equipment is constantly evolving based on new products and services being offered in the industry as well as improved technology.

  Ownership of Property

     Williams Telecommunications has sold to institutional entities and leased back its microwave system and the majority of its Kansas City to Los Angeles fiber system over primary lease terms ranging from 15 to 20 years. The leases have renewal options permitting Williams Telecommunications to extend the leases for terms expiring during the years 2012 to 2019 and purchase options based upon the fair market sale value. It also leases a fiber system in Connecticut under a 20-year term expiring in 2006.

     Williams Telecommunications' rights-of-way for its fiber optic cable are typically held under easements, licenses or governmental permits, although most of the terminals and regeneration stations on the fiber system and the tower sites on the microwave portion of the system are held under lease, governmental permit or are owned in fee. Williams Telecommunications owns and leases various offices, warehouses, terminal sites, switch location sites and regeneration station sites. All other major equipment and facilities are owned in fee and are operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on or across properties owned by others.

  Environmental

     Williams Telecommunications' operations are subject to various federal, state and local laws and regulations relating to environmental quality control. In constructing and operating its facilities, management believes that Williams Telecommunications is in substantial compliance with existing environmental legal requirements.

                                OTHER ACTIVITIES

NORTHERN BORDER PIPELINE COMPANY (NORTHERN BORDER)

     Through Northwest Border Pipeline Company (Northwest Border), Williams owns a 12.25 percent interest in Northern Border, a general partnership which owns and operates a natural gas pipeline system which includes 822 miles of 42-inch and 147 miles of 30-inch pipeline through portions of Iowa, Minnesota, Montana, North Dakota and South Dakota for import of Canadian gas. In 1993, Northwest Border received $8.1 million in cash distributions from Northern Border. See
Note 2 to Notes to Consolidated Financial Statements.

     In 1993, Northern Border Partners, L.P. ("NBP"), a limited partnership, acquired a 70 percent general partnership interest in Northern Border. Northwest Border transferred its 12.25 percent interest in Northern Border to NBP in exchange for a general partnership interest, subordinated units and common units. Northwest Border has retained its common units, effectively maintaining a
12.25 percent interest in Northern Border. The remaining 57.75 percent interest was transferred to NBP by subsidiaries of unaffiliated companies which sold their common units in a registered public offering in October 1993.

                               OTHER INFORMATION

     Williams believes that it has adequate sources and availability of raw materials to assure the continued supply of its services and completed products for existing and anticipated business needs. Williams' pipeline systems are all regulated in various ways resulting in the financial return on the investments made in the systems being limited to standards permitted by the regulatory bodies. Each of the pipeline systems have ongoing capital requirements for efficiency and mandatory improvements, with expansion opportunities also necessitating periodic capital outlays.

     Approximately 73 percent of Williams Natural Gas' 1993 operating revenues was attributable to one customer, Western Resources, Inc. This same customer has been significant historically. Moreover, Western Resources, Inc. accounted for approximately 11 percent of Williams' 1993 revenues. As indicated elsewhere herein, Western Resources, Inc. sold its Missouri assets to Southern Union Company in 1994. Williams expects Williams Natural Gas' historical revenues attributable to Western Resources, Inc. will now be split approximately equally between the two customers. The sales contracts with both customers are one-year contracts. The loss of either large customer could have a material adverse effect on the business and activities of Williams Natural Gas.

     A fertilizer plant site at Pensacola, Florida, that was operated for three years by a former subsidiary of Williams has been placed on the National Priorities List. Williams has been notified by the EPA that it is a potentially responsible party for the site, an assertion which Williams is contesting. This former subsidiary has also been identified as a potentially responsible party along with numerous other parties with respect to the Forest Waste Disposal Site located in Michigan. This site is now a National Priorities List cleanup site. A third active site, located in Lakeland, Florida, which was formerly owned and operated by this subsidiary, is under investigation by the Florida Department of Environmental Protection and cleanup is anticipated. Williams does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of insurance coverage, contribution or other indemnification arrangements, will have a material adverse financial effect on the Company. See
Note 14 of Notes to Consolidated Financial Statements.

     At December 31, 1993, the Company had approximately 7,000 full-time employees, of whom approximately 770 were represented by unions and covered by collective bargaining agreements. The Company considers its relations with its employees to be generally good.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Williams has no significant foreign operations.

ITEM 2. PROPERTIES

     See Item 1(c) for description of properties.

ITEM 3. LEGAL PROCEEDINGS

     Other than as described under Item 1 -- Business and in Note 14 of Notes to Consolidated Financial Statements, there are no material pending legal proceedings. Williams is subject to ordinary routine litigation incidental to its businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF WILLIAMS

     The names, ages, positions and election dates of the executive officers of Williams are:

                                                                                         HELD
                                                                                        OFFICE
             NAME                AGE             POSITIONS AND OFFICES HELD             SINCE
- ------------------------------   ---   ----------------------------------------------  --------
Joseph H. Williams............    60   Chairman of the Board and Director              01-01-79
Keith E. Bailey...............    51   President, Chief Executive Officer and          01-01-94
                                       Director
John C. Bumgarner, Jr.........    51   Senior Vice President -- Corporate Development  01-01-79
                                          and Planning
James R. Herbster.............    52   Senior Vice President -- Administration         01-01-92
J. Furman Lewis...............    59   Senior Vice President and General Counsel       07-15-86
Jack D. McCarthy..............    51   Senior Vice President -- Finance (Principal     01-01-92
                                          Financial and Accounting Officer)
Stephen L. Cropper............    44   President -- Williams Pipe Line and Williams    01-22-86
                                          Energy Ventures
Lloyd A. Hightower............    59   President -- Williams Field Services            05-11-93
Brian E. O'Neill..............    58   President -- Northwest Pipeline and Williams    01-01-88
                                          Natural Gas
Roy A. Wilkens................    51   President -- Williams Telecommunications        06-11-85

     All of the above officers have been employed by Williams or its subsidiaries as officers or otherwise for more than the past five years and have had no other employment during such period.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     Williams' Common Stock is listed on the New York and Pacific Stock Exchanges under the symbol "WMB." At the close of business on December 31, 1993, Williams had 7,620 holders of record of its Common Stock. The daily closing price ranges (composite transactions) and dividends declared by quarter for each of the past two years are as follows, adjusted to reflect the 2-for-1 stock distribution in 1993:

                                                   1993                          1992
                                        --------------------------    --------------------------
                 QUARTER                HIGH      LOW     DIVIDEND    HIGH      LOW     DIVIDEND
    ----------------------------------  -----    -----    --------    -----    -----    --------
    1st...............................  $24 1/8  $18 1/8    $.19       $20 1/4  $17 3/16   $.19
    2nd...............................  $27 3/8  $23 11/16  $.19       $18 7/8  $14 1/8    $.19
    3rd...............................  $31 9/16 $26 5/16   $.19       $18 3/16 $14 3/16   $.19
    4th...............................  $31 9/16 $24 3/8    $.21       $19 5/8  $17 5/16   $.19

     Terms of certain subsidiaries' borrowing arrangements limit transfer of funds to Williams. Terms of other borrowing arrangements limit the payment of dividends on Williams' Common Stock. These restrictions have not impeded, nor are they expected to in the future, Williams' ability to meet its cash obligations. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-1 through F-6 of this report.

                                              1993      1992*     1991*       1990*       1989*
                                             -------   -------   -------     -------     -------
                                                     (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues**.................................  $2,438.2  $2,461.3  $2,110.8    $1,822.1    $1,717.4
Income before extraordinary credit**.......     231.8     128.3     110.0        77.0        52.5
Fully diluted income per share before
  extraordinary credit.....................      2.16      1.25      1.17         .79         .58
Cash dividends per common share............       .78       .76       .70         .70         .70
Total assets at December 31................   5,020.4   4,982.3   4,247.4     4,034.4     3,900.2
Long-term obligations at December 31.......   1,604.8   1,683.2   1,541.9***  1,374.5***  1,299.4***
Stockholders' equity at December 31........   1,724.0   1,518.3   1,220.0     1,166.5     1,148.3

- ---------------

  *Certain amounts have been restated or reclassified as described in Notes 1 and 11 of Notes to Consolidated Financial Statements.

 **See Note 3 of Notes to Consolidated Financial Statements for discussion of significant asset dispositions in 1993 and 1992.

***Includes redeemable preferred stock of Northwest Pipeline.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1993 vs. 1992

     Northwest Pipeline's revenues increased 10 percent reflecting increased firm transportation service and higher average transportation rates, partially offset by lower average gas sales prices. Total mainline throughput increased 2 percent. Firm transportation service increased due to a mainline expansion, supported by 15-year firm transportation contracts, being placed into service on April 1, 1993. Northwest Pipeline also placed new, increased transportation rates into effect on April 1, 1993, (subject to refund) that reflected the new mainline expansion and straight-fixed-variable rate design that moderates seasonal swings in operating revenues. Costs and operating expenses decreased 10 percent due primarily to lower gas purchase volumes and per-unit costs and decreased operation and maintenance expenses, partially offset by increased depreciation. General and administrative expenses increased due primarily to higher supplemental retirement expenses and increased outside technical and professional fees. Operating profit increased 49 percent due primarily to increased firm transportation service, higher average transportation rates and lower operation and maintenance expenses, partially offset by higher depreciation and general and administrative expenses and lower gas sales margins.

     Williams Natural Gas' revenues decreased 7 percent primarily as a result of lower natural gas sales volumes reflecting implementation of Federal Energy Regulatory Commission (FERC) Order 636 on October 1, 1993, partially offset by higher average transportation rates and volumes and revenues generated from the sale of working gas in storage. Total throughput increased 2 percent due primarily to cooler weather in the first quarter of 1993 and increased on-system industrial demand, partially offset by lower off-system activity. Costs and operating expenses decreased 9 percent primarily as a result of decreased gas supply volumes, partially offset by increased operating and maintenance expenses, increased amortization of recoverable contract-reformation costs and higher per-unit gas supply costs. Operating profit increased 4 percent primarily due to higher average transportation rates and volumes, reversal of excess contract-reformation costs that had been previously accrued and the regulatory accounting for an income tax rate increase. Largely offsetting operating profit increases were lower natural gas sales volumes and higher operating and maintenance expenses. The impact of the regulatory accounting adjustment was offset by additional deferred income tax expense.

     Williams Field Services Group's revenues decreased 24 percent due primarily to lower natural gas sales volumes, partially offset by increased gathering, liquid product and processing volumes, and higher average gathering, processing and natural gas sales prices. Gathering volumes increased 18 percent, natural gas liquids volumes increased 11 percent and processing volumes increased 21 percent when compared with volumes from the prior year. The lower natural gas sales volumes were due to the March 1993 sale of Williams' intrastate natural gas pipeline system and related marketing operations in Louisiana. Costs and operating expenses decreased due primarily to lower natural gas purchase volumes, partially offset by higher gas costs associated with the liquids extraction process and increased operating and maintenance expenses at expanded gathering and processing facilities. Operating profit increased 9 percent due primarily to increased volumes at expanded facilities and a favorable settlement involving processing revenues from prior periods, partially offset by decreased gas sales volumes, lower liquids margins and increased operating costs from expanded facilities. Other income -- net and operating profit in 1992 also included a gain on the sale of a gathering facility and the reversal of a loss accrual made in prior years.

     Williams Pipe Line's revenues increased 21 percent due primarily to 12 percent higher shipments, increased other revenues primarily related to gas liquids and fractionator operations, partially offset by a slightly lower transportation rate per barrel. The lower average transportation rate per barrel reflects a 5 percent decrease in the length of the average haul, partially offset by increased tariff rates for portions of both 1992 and 1993. Costs and operating expenses increased due primarily to gas liquids and fractionator operations. Operating profit increased primarily as a result of higher shipments and lower general and administrative expenses. During the fourth quarter, Williams Pipe Line completed the acquisition of a 300-mile pipeline that connects with the southern portion of its system in Oklahoma. The additional pipeline will provide more direct access to key refining areas and open new markets.

     Williams Energy Ventures' revenues and operating costs decreased approximately 27 percent due primarily to reporting refined product trading activities on a "net margin" basis effective July 1, 1993. Selling, general and administrative expenses increased significantly from costs associated with establishing this company's operations, pursuing new business development and equipping the company to pursue a growing range of financial and information-based opportunities in the energy industry. Operating profit decreased as improved results from price-risk management activities were more than offset by the expense associated with the development and marketing of new information-based products and exploring other growth opportunities in the energy industry. Improved results in price-risk management activities relate to increases in marketing of commodities and derivatives products in addition to increased refined product trading volumes.

     WilTel's revenues increased 26 percent due primarily to a $173 million increase in the network services business. Switched-services revenues increased reflecting a 127 percent increase in billable calls. Dedicated services' interexchange revenues increased as a result of a 32 percent increase in billable circuits, partially offset by a decrease in the weighted average price per circuit. Cost and operating expenses increased primarily as a result of increased volumes in the switched-services and dedicated network services businesses. Selling, general and administrative expenses declined due primarily to lower provisions for bad debt expense and recoveries of receivables that had been written off in prior years, partially offset by higher network services expenses associated with increased volumes. Excluding the effects of bad debt expense, selling, general and administrative expenses as a percentage of revenues declined this year as compared to the prior year. Operating profit increased due primarily to increased network services sales volumes, higher margins in the customer premises equipment business and lower provisions for bad debt expense. Operating profit in 1992 was impacted by the costs associated with internal restructuring in the customer premises equipment business. One of WilTel's large carriers is scheduled to remove significant traffic from WilTel's system during 1994. While this will slow WilTel's growth, operating profit for 1994 should not be materially affected as overall growth is expected to significantly offset the loss of this carrier.

     General corporate expenses increased, reflecting higher supplemental retirement benefits (see Note 6) and incentive compensation accruals in addition to a contribution to The Williams Companies Foundation. Interest accrued increased primarily because of higher average borrowing levels, partially offset by a lower effective interest rate including the effects of interest-rate swap agreements (see Note 10). Investing income increased, reflecting higher equity earnings from the Kern River Gas Transmission Company pipeline, which became operational February 1992, and higher levels of short-term investments. The gain on sales of assets in 1993 results from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust and the sale of the intrastate natural gas pipeline system and other related assets in Louisiana. The 1992 gain on sales of assets results from the sale of a tract of land in Florida that had been retained from the assets of Agrico Chemical Company, which was sold several years ago. Other income (expense) -- net is unfavorable to 1992 primarily because of decreased equity allowance for funds used during construction (AFUDC) related to Northwest Pipeline's mainline expansion and expense accruals for certain costs associated with businesses previously sold. The increase in the provision for income taxes is primarily a result of higher pretax income and the $15.8 million cumulative effect of the 1 percent increase in the federal income tax rate. The effective income tax rate in 1993 is higher than the statutory rate primarily because of the effect of the federal income tax rate increase and state income taxes, partially offset by income tax credits from coal-seam gas production. The effective income tax rate in 1992 is lower than the statutory rate primarily because of income tax credits from coal-seam gas production, partially offset by state income taxes (see Note 4). Preferred stock dividends decreased reflecting the redemption of 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock during the second quarter of 1993 (see
Note 11).

  1992 vs. 1991

     Northwest Pipeline's revenues decreased as a result of decreased natural gas sales volumes, partially offset by higher average natural gas sales prices and increased transportation volumes. Total mainline throughput increased 2 percent, reflecting higher Pacific Northwest market demand; the increase was partially offset by warmer weather and decreased off-system demand. Costs and operating expenses decreased primarily as a result of decreased gas supply volumes and lower amortization of recoverable contract-reformation costs. Operating profit increased as a result of higher transportation volumes and average natural gas sales margins, partially offset by lower natural gas sales volumes.

     Williams Natural Gas' revenues decreased primarily as a result of lower natural gas sales volumes; the decrease was partially offset by higher average transportation rates. Total 1992 mainline throughput decreased 3 percent, reflecting 15 percent warmer weather in the first quarter of 1992, a period when the company normally experiences higher volumes from customer heating demands. Costs and operating expenses decreased primarily as a result of decreased gas supply volumes and lower amortization of recoverable contract-reformation costs. Operating profit decreased as a result of warmer weather and increased operating and maintenance and depreciation expenses, partially offset by higher transportation revenues.

     Williams Field Services Group's revenues increased primarily as a result of higher average natural gas sales prices ($85 million) and volumes ($77 million), increased gathering, processing and liquids volumes, and higher spot market sales from company-owned production. Gathering volumes increased 35 percent, third-party processing volumes increased 70 percent and liquids product volumes increased 15 percent, primarily reflecting higher demand and increased utilization of expanded facilities. Costs and operating expenses increased primarily because of higher natural gas purchase volumes and average costs and the continued growth of gathering and processing activities. Operating profit increased primarily as a result of increased gathering and processing volumes, and increased spot market gas sales. In addition, other income-net and operating profit include a gain from the sale of a gathering facility and the reversal of a loss accrual made in prior years. Operating profit increases were partially offset by lower per-unit natural gas sales margins, higher operating and maintenance expenses, increased depreciation and the absence of a prior-year rate refund from an interstate pipeline.

     Williams Pipe Line's revenues increased primarily as a result of a 4 percent increase in barrels shipped, a higher tariff in place the last half of 1992 and increased tank rental and other revenues. The average transportation rate per barrel was unchanged, reflecting a 6 percent decrease in the length of the average haul, offset by the increased tariff rates effective in the second quarter. Costs and operating expenses increased primarily as a result of higher maintenance and environmental remediation expenses. Selling, general and administrative expenses decreased primarily as a result of lower legal and professional fees from a 1991 FERC rate case defense. Operating profit increased primarily as a result of higher shipments, tank rental and other revenues in addition to lower selling, general and administrative expenses; increases were partially offset by higher maintenance and environmental remediation expenses.

     Williams Energy Ventures' revenues, operating costs and operating profit increased due primarily to increased inventory-risk management activities.

     WilTel's revenues increased primarily in the switched-services ($72 million) and customer-premises equipment ($52 million) businesses. Switched services' billable calls increased 207 percent in 1992, principally resulting from a November 1991 acquisition. Customer-premises equipment revenues were higher primarily because of increased installations and outsourcing services as well as a full year's activity in 1992 vs. 11 months in 1991. Interexchange revenues increased slightly as a 20 percent increase in the number of billable circuits at the respective years' end was substantially offset by a decrease in the weighted average price per circuit. Costs and operating and selling, general and administrative expenses increased primarily as a result of increased volumes in the switched-services, customer-premises equipment and dedicated business-network areas. Selling, general and administrative expenses included $10 million and $7 million provisions for uncollectible amounts in 1992 and 1991, respectively, from significant customers. Operating profit decreased primarily as a result of costs associated with the integration and deployment of a nationwide switched-services network, lower margins and internal restructuring costs in the customer premises equipment business and, in 1991, the effect of a favorable service fee settlement with a major customer.

     General corporate expenses decreased, reflecting a decline in contributions to The Williams Companies Foundation. Interest accrued decreased slightly, resulting primarily from the $11.7 million benefit from interest-rate exchange agreements, substantially offset by higher borrowing levels. Interest capitalized increased primarily because of the Northwest Pipeline mainline expansion. Investing income increased, reflecting higher equity earnings ($15 million) resulting from start-up of the Kern River Gas Transmission Company pipeline, partially offset by a decreased dividend from Texasgulf Inc. and lower levels of short-term investments and interest-bearing receivables. The 1992 gain on sales of assets results from the sale of a tract of land in Florida that had been retained from the assets of Agrico Chemical Company, which was sold several years ago. Other income (expense) -- net is favorable to 1991 primarily because of increased equity AFUDC related to Northwest Pipeline's mainline expansion, lower loss on sale of receivables and the absence of a 1991 environmental accrual related to assets sold in prior years, partially offset by the effects of a 1991 reversal of loss accruals previously provided on advances made to Kern River Gas Transmission Company. The increase in the provision for income taxes is primarily a result of higher pretax income, partially offset by an increase in tax credits from coal-seam gas production. The effective income tax rate in both years is lower than the statutory rate primarily because of income tax credits from coal-seam gas production and the effects of a dividend exclusion, partially offset by state income taxes. The extraordinary credit results from the early extinguishment of debt (see Note 5). Preferred stock dividends increased as the result of the issuance of $100 million of preferred stock in 1992 (see Note 11).

FINANCIAL CONDITION AND LIQUIDITY

  Liquidity

     Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At December 31, 1993, Williams had access to $639 million of liquidity, representing the unborrowed portion of its $600 million bank-credit facility plus cash-equivalent investments. This compares with liquidity of $780 million at December 31, 1992, including $178 million from Northwest Pipeline, and $350 million at December 31, 1991. During 1994, Williams expects to finance capital expenditures, investments and working-capital requirements through the use of its $600 million bank-credit facility or public debt/equity offerings. During 1993, Williams filed a $300 million shelf registration statement with the Securities and Exchange Commission increasing the total amount available to $400 million. The registration statement may be used to issue Williams common or preferred stock, preferred stock purchase rights, debt securities, warrants to purchase Williams common stock or warrants to purchase debt securities. In addition, Northwest Pipeline has $50 million remaining on a registration statement filed with the Securities and Exchange Commission in 1992. Williams does not anticipate the need for additional financing; however, Williams believes it could be obtained on reasonable terms if required.

     Williams had a net working-capital deficit of $106 million at December 31, 1993, and $235 million at December 31, 1992. Williams manages its financing to keep cash and cash equivalents at a minimum and has relied on bank-credit facilities to provide flexibility for its cash needs. As a result, it historically has reported negative working capital. The 1992 working capital deficit includes $178 million of cash equivalents at Northwest Pipeline for funding expansion projects, substantially offset by $165 million of long-term debt due within one year.

     Terms of certain borrowing agreements limit transfer of funds to Williams from its subsidiaries. The restrictions have not impeded, nor are they expected to impede, Williams' ability to meet its cash requirements in the future.

  Operating Activities

     Cash provided by operating activities was: 1993 -- $349 million;
1992 -- $254 million; and 1991 -- $399 million. Williams' gas pipeline subsidiaries and WilTel have agreements to sell receivables and, at December 31, 1993 and 1992, had sold $35 million and $130 million of receivables, respectively. Under a different arrangement, WilTel sold $18 million of receivables in 1992. The decline in accounts receivable and accounts payable reflects the March 1993 sale of Williams' intrastate natural gas pipeline system and other related assets and the reduction of gas sales by the interstate natural gas pipelines because of the Order 636 restructuring. The decrease in accounts receivable is largely offset by a lower level of receivables sold.

  Financing Activities

     Net cash provided (used) by financing activities was: 1993 -- ($220) million; 1992 -- $421 million; and 1991 -- $40 million. Long-term debt principal payments totalled $192 million during 1993. Long-term debt proceeds, net of principal payments, during 1992 and 1991 were $264 million and $102 million, respectively. The increases in net new borrowings during 1992 and 1991 were primarily to fund capital expenditures and investments and advances to affiliates. New debt in 1992 primarily consisted of $300 million of notes and debentures issued by Williams and $150 million of debentures issued by Northwest Pipeline. The increase in 1991 resulted from the issuance by Williams of $300 million in notes and debentures.

     The majority of the proceeds from issuance of common stock in 1993 resulted from exercise of stock options under Williams' stock plan (see Note 11). During 1992, Williams received net proceeds of $96 million from the sale of 4,000,000 shares of $2.21 cumulative preferred stock and $119 million from the sale of 7,100,000 shares (on a post-split basis) of common stock.

     During 1993, Williams called for redemption of its 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock. Substantially all of the preferred shares were converted into 7,600,000 shares (on a post-split basis) of Williams common stock.

     Long-term debt at December 31, 1993, was $1.6 billion compared with $1.7 billion at December 31, 1992, and $1.5 billion at December 31, 1991. The long-term debt to debt-plus-equity ratio was 48.2 percent at year-end compared with 52.6 percent and 55.8 percent at December 31, 1992 and 1991, respectively.

     See Note 5 for information regarding early extinguishment of debt by Williams' subsidiaries during 1992.

  Investing Activities

     Net cash used by investing activities was: 1993 -- $277 million;
1992 -- $511 million; and 1991 -- $442 million. During 1991, Williams advanced $100 million to Kern River Gas Transmission Company.

     Capital expenditures to expand and enhance WilTel's network were $109 million in 1993; $69 million in 1992; and $73 million in 1991. Capital expenditures of pipeline subsidiaries, primarily to expand and modernize systems, were $405 million in 1993; $500 million in 1992; and $227 million in 1991. Expenditures in 1993 include the completion of Northwest Pipeline's mainline expansion and the expansion of various gathering and processing facilities. Approximately two-thirds of the 1992 expenditures relate to Northwest Pipeline's mainline expansion. Construction of a coal-seam gas gathering system in the San Juan Basin was completed in 1991. Budgeted capital expenditures for 1994 are approximately $750 million, primarily to expand pipeline systems and gathering and processing facilities.

     During 1993, Williams received net proceeds of $113 million from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust. In addition, Williams sold its intrastate natural gas pipeline system and other related assets in Louisiana for $170 million (see Note 3).

     Subsequent to December 31, 1993, Williams signed a letter of intent to purchase certain gathering and processing assets in New Mexico for approximately $155 million.

     During 1994, Williams will consider selling a portion of its interest in the Northern Border Pipeline partnerships and part or all of the remaining 3.6 million units in the Williams Coal Seam Gas Royalty Trust.

EFFECTS OF INFLATION

     Williams has experienced increased costs in recent years due to the effects of inflation. However, more than 90 percent of Williams' property, plant and equipment has been purchased since 1982, a period of relatively low inflation. A substantial portion of Williams' property, plant and equipment is subject to regulation, which limits recovery to historical cost. While Williams believes it will be allowed the opportunity to earn a return based on the actual cost incurred to replace existing assets, competition or other market factors may limit the ability to recover such increased costs.

OTHER

     In 1992, the FERC issued Order 636, Order 636-A and Order 636-B. These orders, which have been challenged in various respects by various parties in proceedings pending in the U.S. Court of Appeals for the 11th Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Williams Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline implemented its restructuring on November 1, 1993. Transition costs associated with Order 636 are expected to be recovered in the future through rates. Certain aspects of each pipeline company's restructuring are under appeal (see Note 14).

     Williams is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites, some of which are not currently owned by Williams (see
Note 14), are being monitored by Williams, other potentially responsible parties, U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined products pipeline activities. Williams has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $45 million, substantially all of which is accrued at December 31, 1993. Williams expects to seek recovery of approximately $30 million of these costs through future rates. Williams will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     See Note 4 for the effects of a new accounting standard on accounting for income taxes; Note 6 for the effects of new accounting standards on other postretirement and postemployment benefits; Note 12 for fair value and off-balance-sheet risk of financial instruments; and Note 14 for contingencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        ----
   Report of Independent Auditors...................................................    F-8
   Consolidated Statement of Income.................................................    F-9
   Consolidated Balance Sheet.......................................................    F-11
   Consolidated Statement of Stockholders' Equity...................................    F-12
   Consolidated Statement of Cash Flows.............................................    F-13
   Notes to Consolidated Financial Statements.......................................    F-14
   Quarterly Financial Data (Unaudited).............................................    F-33

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders of
  The Williams Companies, Inc.

     We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                                   ERNST & YOUNG

Tulsa, Oklahoma
February 10, 1994

                          THE WILLIAMS COMPANIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1993       1992*       1991*
                                                                 --------    --------    --------
                                                                            (MILLIONS)
Revenues:
  Interstate Natural Gas Pipelines:
     Northwest Pipeline........................................  $  276.5    $  251.4    $  259.8
     Williams Natural Gas......................................     294.1       314.7       379.5
  Williams Field Services Group................................     707.0       925.3       723.1
  Liquids Pipeline/Energy Ventures:
     Williams Pipe Line........................................     179.3       148.5       140.6
     Williams Energy Ventures..................................      80.0       109.8        24.1
  WilTel.......................................................     958.1       757.6       623.1
  Intercompany eliminations (Note 13)..........................     (56.8)      (46.0)      (39.4)
                                                                 --------    --------    --------
          Total revenues.......................................   2,438.2     2,461.3     2,110.8
                                                                 --------    --------    --------
Profit-center costs and expenses:
  Costs and operating expenses.................................   1,738.6     1,883.0     1,547.0
  Selling, general and administrative expenses.................     300.0       292.5       261.8
  Other income -- net..........................................     (11.4)       (9.2)       (4.3)
                                                                 --------    --------    --------
          Total profit-center costs and expenses...............   2,027.2     2,166.3     1,804.5
                                                                 --------    --------    --------
Operating profit:
  Interstate Natural Gas Pipelines:
     Northwest Pipeline........................................      98.8        66.4        63.2
     Williams Natural Gas......................................      41.0        39.4        46.3
  Williams Field Services Group................................     125.5       114.9        80.9
  Liquids Pipeline/Energy Ventures:
     Williams Pipe Line........................................      48.2        33.0        27.7
     Williams Energy Ventures..................................       7.8        10.1         5.9
  WilTel.......................................................      89.7        31.2        82.3
                                                                 --------    --------    --------
          Total operating profit...............................     411.0       295.0       306.3
General corporate expenses.....................................     (38.4)      (27.2)      (29.4)
Interest accrued...............................................    (166.4)     (162.1)     (162.5)
Interest capitalized...........................................      10.4         8.9         4.7
Investing income (Note 2)......................................      65.6        51.4        44.9
Gain on sales of assets (Note 3)...............................      97.5        14.6          --
Other income (expense) -- net..................................      (3.1)        6.3        (4.2)
                                                                 --------    --------    --------
Income before income taxes.....................................     376.6       186.9       159.8
Provision for income taxes (Note 4)............................     144.8        58.6        49.8
                                                                 --------    --------    --------
Income before extraordinary credit.............................     231.8       128.3       110.0
Extraordinary credit (Note 5)..................................        --         9.9          --
                                                                 --------    --------    --------
Net income.....................................................     231.8       138.2       110.0
Preferred stock dividends......................................      11.8        14.5        11.6
                                                                 --------    --------    --------
Income applicable to common stock..............................  $  220.0    $  123.7    $   98.4
                                                                 --------    --------    --------
                                                                 --------    --------    --------

- ---------------

* Restated as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                CONSOLIDATED STATEMENT OF INCOME -- (CONCLUDED)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                1993         1992*        1991*
                                                                -----        -----        -----
Primary earnings per common and common-equivalent share
  (Notes 1 and 5):
  Income before extraordinary credit........................    $2.20        $1.25        $1.17
  Extraordinary credit......................................       --          .11           --
                                                                -----        -----        -----
  Net income................................................    $2.20        $1.36        $1.17
                                                                -----        -----        -----
                                                                -----        -----        -----
Fully diluted earnings per common and common-equivalent
  share
  (Notes 1 and 5):
  Income before extraordinary credit........................    $2.16        $1.25        $1.17
  Extraordinary credit......................................       --          .11           --
                                                                -----        -----        -----
  Net income................................................    $2.16        $1.36        $1.17
                                                                -----        -----        -----
                                                                -----        -----        -----

* Restated as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                        1993             1992
                                                                      --------         --------
                                     ASSETS                                   (MILLIONS)
Current assets:
  Cash and cash equivalents.........................................  $   64.3         $  212.3
  Receivables less allowance of $10.2 million ($17.3 million in
     1992)..........................................................     360.1            391.6
  Inventories (Note 7)..............................................     108.2             95.4
  Recoverable contract-reformation and gas costs....................      24.4             24.9
  Deferred income taxes (Note 4)....................................      40.3               .6
  Other.............................................................      29.2             18.4
                                                                      --------         --------
          Total current assets......................................     626.5            743.2
Investments (Note 2)................................................     437.1            434.9
Property, plant and equipment -- net (Note 8).......................   3,678.6          3,527.1
Recoverable contract-reformation and gas costs......................      59.9             73.4
Other assets and deferred charges...................................     218.3            203.7
                                                                      --------         --------
          Total assets..............................................  $5,020.4         $4,982.3
                                                                      --------         --------
                                                                      --------         --------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable (Note 9).........................................  $  298.4         $  401.6
  Accrued liabilities (Note 9)......................................     380.3            411.5
  Long-term debt due within one year (Note 10)......................      54.0            165.0
                                                                      --------         --------
          Total current liabilities.................................     732.7            978.1
Long-term debt (Note 10)............................................   1,604.8          1,683.2
Deferred income taxes (Note 4)......................................     625.2            570.5
Deferred income and other liabilities...............................     333.7            232.2
Contingent liabilities and commitments (Note 14)
Stockholders' equity (Note 11):
  Preferred stock, $1 par value, 30,000,000 shares authorized,
     4,000,000 shares outstanding in 1993 and 7,000,000 shares
     outstanding in 1992............................................     100.0            250.0
  Common stock, $1 par value, 120,000,000 shares authorized,
     103,078,505 shares outstanding in 1993 and 92,288,522 shares
     outstanding in 1992............................................     103.1             92.3
  Capital in excess of par value....................................     959.1            755.4
  Retained earnings (Note 10).......................................     563.7            421.3
  Unamortized deferred compensation.................................      (1.9)             (.7)
                                                                      --------         --------
          Total stockholders' equity................................   1,724.0          1,518.3
                                                                      --------         --------
          Total liabilities and stockholders' equity................  $5,020.4         $4,982.3
                                                                      --------         --------
                                                                      --------         --------

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   CAPITAL IN                UNAMORTIZED
                                            PREFERRED    COMMON    EXCESS OF     RETAINED      DEFERRED
                                              STOCK      STOCK*    PAR VALUE*    EARNINGS    COMPENSATION     TOTAL
                                            ---------    ------    ----------    --------    ------------    --------
                                                                           (MILLIONS)
Balance, December 31, 1990................   $ 150.0     $82.7       $609.1       $325.6        $  (.9)      $1,166.5
Net income -- 1991........................        --        --           --        110.0            --          110.0
Cash dividends --
  Common stock ($.70 per share)...........        --        --           --        (58.2)           --          (58.2)
  Preferred stock (Note 11)...............        --        --           --        (11.6)           --          (11.6)
Issuance of shares -- 786,942 common......        --        .8         11.9           --            --           12.7
Amortization of deferred compensation.....        --        --           --           --            .5             .5
Other.....................................        --        --           .1           --            --             .1
                                            ---------    ------    ----------    --------       ------       --------
Balance, December 31, 1991................     150.0      83.5        621.1        365.8           (.4)       1,220.0
Net income -- 1992........................        --        --           --        138.2            --          138.2
Cash dividends --
  Common stock ($.76 per share)...........        --        --           --        (68.2)           --          (68.2)
  Preferred stock (Note 11)...............        --        --           --        (14.5)           --          (14.5)
Issuance of shares --
  8,780,080 common........................        --       8.8        138.0           --           (.7)         146.1
  4,000,000 preferred.....................     100.0        --         (3.8)          --            --           96.2
Amortization of deferred compensation.....        --        --           --           --            .4             .4
Other.....................................        --        --           .1           --            --             .1
                                            ---------    ------    ----------    --------       ------       --------
Balance, December 31, 1992................     250.0      92.3        755.4        421.3           (.7)       1,518.3
Net income -- 1993........................        --        --           --        231.8            --          231.8
Cash dividends --
  Common stock ($.78 per share)...........        --        --           --        (77.6)           --          (77.6)
  Preferred stock (Note 11)...............        --        --           --        (11.8)           --          (11.8)
Issuance of shares -- 3,174,439 common....        --       3.2         55.2           --          (1.7)          56.7
Conversion of preferred stock (Note 11)...    (150.0)      7.6        141.8           --            --            (.6)
Tax benefit of non-qualified stock option
  exercises...............................        --        --          6.7           --            --            6.7
Amortization of deferred compensation.....        --        --           --           --            .5             .5
                                            ---------    ------    ----------    --------       ------       --------
Balance, December 31, 1993................   $ 100.0     $103.1      $959.1       $563.7        $ (1.9)      $1,724.0
                                            ---------    ------    ----------    --------       ------       --------
                                            ---------    ------    ----------    --------       ------       --------

- ---------------

* Restated for stock split and distribution.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1993       1992*      1991*
                                                                  -------    -------    -------
                                                                           (MILLIONS)
Operating Activities:
  Net income....................................................  $ 231.8    $ 138.2    $ 110.0
  Adjustments to reconcile to cash provided from operations:
     Extraordinary credit.......................................       --       (9.9)        --
     Depreciation and depletion.................................    211.3      184.1      172.4
     Provision (credit) for deferred income taxes...............     16.1      (11.2)      14.4
     (Gain) loss on sales of property, plant and equipment......   (102.0)     (18.9)        .2
     Changes in receivables sold................................    (94.7)     (32.4)      80.0
     Changes in receivables.....................................     76.6     (128.1)       9.4
     Changes in inventories.....................................      (.7)       9.7        8.5
     Changes in other current assets............................    (16.8)      27.2       38.5
     Changes in accounts payable................................       .4       35.1      (11.4)
     Changes in accrued liabilities.............................    (16.4)      68.9      (23.2)
     Other, including changes in non-current assets and
       liabilities..............................................     43.9       (8.7)        --
                                                                  -------    -------    -------
          Net cash provided by operating activities.............    349.5      254.0      398.8
                                                                  -------    -------    -------
Financing Activities:
  Proceeds from long-term debt..................................       --      476.3      428.9
  Principal payments on long-term debt..........................   (192.2)    (212.5)    (327.4)
  Proceeds from issuance of preferred stock.....................       --       96.2         --
  Proceeds from issuance of common stock........................     63.4      146.1       12.7
  Dividends paid................................................    (89.4)     (82.7)     (69.8)
  Other -- net..................................................     (2.1)      (2.0)      (4.4)
                                                                  -------    -------    -------
          Net cash provided (used) by financing activities......   (220.3)     421.4       40.0
                                                                  -------    -------    -------
Investing Activities:
  Property, plant and equipment:
     Capital expenditures.......................................   (529.1)    (586.3)    (317.1)
     Proceeds from sales........................................    295.4       29.5        3.0
     Changes in accounts payable and accrued liabilities........    (48.4)      65.2       (3.8)
  Purchase of investments and advances to affiliates............       --      (18.7)    (100.0)
  Other -- net..................................................      4.9       (1.0)     (24.1)
                                                                  -------    -------    -------
          Net cash used by investing activities.................   (277.2)    (511.3)    (442.0)
                                                                  -------    -------    -------
          Increase (decrease) in cash and cash equivalents......   (148.0)     164.1       (3.2)
Cash and cash equivalents at beginning of year..................    212.3       48.2       51.4
                                                                  -------    -------    -------
Cash and cash equivalents at end of year........................  $  64.3    $ 212.3    $  48.2
                                                                  -------    -------    -------
                                                                  -------    -------    -------

- ---------------

*Reclassified as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

     Revenues and operating profit amounts for 1992 and 1991 have been restated to conform to current-year classifications. Williams Field Services Group includes all of Williams' natural gas gathering, processing and liquids activities and the natural gas marketing and Louisiana-based transportation operations previously reported as Williams Energy Company (see Note 3). Williams Energy Ventures primarily includes the non-transportation business activities formerly conducted by Williams Pipe Line.

     During 1993, Williams reclassified its income taxes associated with equity earnings from investing income to the provision for income taxes. Prior years' amounts have been reclassified, and equity earnings and the provision for income taxes have been increased $14.8 million and $9.3 million in 1992 and 1991, respectively.

  Principles of consolidation

     The consolidated financial statements include the accounts of The Williams Companies, Inc. and majority-owned subsidiaries (Williams). Companies in which Williams and its subsidiaries own 20 percent to 50 percent of the voting common stock, or otherwise exercise sufficient influence over operating and financial policies of the company, are accounted for under the equity method.

  Cash and cash equivalents

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired.

  Inventory valuation

     Inventories are stated at cost, which is not in excess of market, except for those held by Williams Energy Ventures (see price-risk management accounting policy). Inventories of natural gas are determined using the average-cost method by Northwest Pipeline and Williams Field Services Group and the last-in, first-out (LIFO) method by Williams Natural Gas. Williams Pipe Line's inventories of petroleum products are principally determined using average cost. The cost of materials and supplies inventories is determined principally using the first-in, first-out method by WilTel and the average-cost method by other subsidiaries.

  Property, plant and equipment

     Property, plant and equipment is recorded at cost. Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and equipment for regulated pipeline subsidiaries are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

  Revenue recognition

     Revenues generally are recorded when services have been performed or products have been delivered. Natural gas transportation revenues are recognized based upon contractual terms and the related transported volume through month end. Williams Pipe Line bills customers when products are shipped and defers the estimated revenues for shipments in transit. WilTel bills interexchange services monthly in advance and defers revenues until earned.

  Price-risk management activities

     Williams Energy Ventures enters into energy-related financial instruments to hedge against market price fluctuations of certain refined products inventories and natural gas sales and purchase commitments. Gains or

                          THE WILLIAMS COMPANIES, INC.

losses on these hedge contracts are recognized when the associated inventory is sold or the hedged contractual commitment is consummated.

     Williams Energy Ventures also uses energy-related financial instruments and physical inventory for market speculation purposes. These investments are valued at market. The resulting change in unrealized market gains and losses is recognized in income currently. In the absence of independent market prices, management will determine a fair value based on valuation pricing models which take into account time value and volatility factors underlying the positions.

  Capitalization of interest

     Williams capitalizes interest on major projects during construction. Interest is capitalized on borrowed funds and, where regulation by the Federal Energy Regulatory Commission (FERC) exists, on internally generated funds. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by unregulated companies approximate the average interest rate on related debt. Interest capitalized on internally generated funds is included in other income (expense) -- net.

  Income taxes

     Williams includes the operations of its subsidiaries in its consolidated federal income tax return. Provision is made for deferred income taxes applicable to temporary differences between financial and taxable income.

  Earnings per share

     Primary earnings per share are based on the sum of the average number of common shares outstanding and common-share equivalents resulting from stock options and deferred shares. Fully diluted earnings per share assumes conversion of the convertible exchangeable preferred stock (CEPS) into common stock effective January 1, 1993. The CEPS were not dilutive in 1992 or 1991. Shares used in determination of primary earnings per share are as follows (in thousands): 1993 -- 99,911; 1992 -- 90,816; and 1991 -- 83,780. Shares used in determination of fully diluted earnings per share are as follows (in thousands):
1993 -- 103,171; 1992 -- 90,816; and 1991 -- 83,780. The number of shares for
1992 and 1991 have been restated to reflect the effect of a two-for-one common stock split and distribution (see Note 11).

NOTE 2 -- INVESTING ACTIVITIES

                                                                          1993       1992
                                                                         ------     ------
                                                                            (MILLIONS)
    Investments:
      Kern River Gas Transmission Company (50%)*.......................  $179.3     $170.1
      Northern Border Pipeline partnerships (12.25%)*..................    78.6       77.7
      Texasgulf Inc. (15%).............................................   150.0      150.0
      Other*...........................................................    29.2       37.1
                                                                         ------     ------
                                                                         $437.1     $434.9
                                                                         ------     ------
                                                                         ------     ------

- ---------------

* Accounted for on the equity method.

     Williams' investment in Texasgulf Inc. is subject to certain rights under a shareholder agreement. Williams has the right to sell the shares to the majority owner under various specified terms and to require Texasgulf to register the shares for public offering. Most of the rights under the shareholder agreement, including the right to sell to the majority owner, are not transferable in the event Williams sells the shares or there is a change in control of Williams.

                          THE WILLIAMS COMPANIES, INC.

     Under disposition rights currently in effect, Williams would realize substantially less than the carrying value of the Texasgulf shares. However, Williams believes the fair value of the investment in Texasgulf approximates the $150 million carrying value because of significant underlying phosphate reserves and related mining equipment. While current market prices for phosphate reserves are affected by depressed market conditions for chemical fertilizer, prices are expected to be only temporarily low, based on historical trends in the business. Williams has received dividends approximating a 4 percent annual pretax return over the last three years and its 15 percent equity in the book value of Texasgulf 's net assets approximates Williams' carrying value. Because of the above factors, Williams does not believe it will incur a loss on this investment.

     At December 31, 1993, other investments carried at $29 million have a market value of $83 million.

     Investing income:

                                                                    1993     1992     1991
                                                                    -----    -----    -----
                                                                          (MILLIONS)
    Interest......................................................  $10.4    $ 5.6    $10.7
    Dividends.....................................................    5.6      5.2      9.0
    Equity earnings...............................................   49.6     40.6     25.5
    Other.........................................................     --       --      (.3)
                                                                    -----    -----    -----
                                                                    $65.6    $51.4    $44.9
                                                                    -----    -----    -----
                                                                    -----    -----    -----

     Dividends and distributions received from companies carried on an equity basis were $39 million in 1993; $10 million in 1992; and $14 million in 1991.

     Summarized financial position and results of operations for Kern River Gas Transmission Company are presented below. Kern River operations began in February 1992.

                                                              1993       1992       1991
                                                             -------    -------    -------
                                                                      (MILLIONS)
    Current assets.........................................  $  78.7    $  46.6    $   9.8
    Non-current assets, principally natural gas
      transmission plant...................................  1,026.8    1,003.5      918.9
    Current liabilities....................................    (60.2)     (34.2)     (48.7)
    Long-term debt.........................................   (662.9)    (675.9)    (610.2)
    Other non-current liabilities..........................    (65.5)     (16.3)        --
                                                             -------    -------    -------
    Partners' equity.......................................  $ 316.9    $ 323.7    $ 269.8
                                                             -------    -------    -------
                                                             -------    -------    -------
    Revenues...............................................  $ 178.7    $ 127.5    $    --
    Costs and expenses.....................................     50.6       31.7         --
    Net income.............................................     42.1       34.1       22.3

NOTE 3 -- SALES OF ASSETS

     In a 1993 public offering, Williams sold 6.1 million units in the Williams Coal Seam Gas Royalty Trust (Trust), which resulted in net proceeds of $113 million and a pretax gain of $51.6 million. The Trust owns defined net profits interests in the developed coal-seam properties in the San Juan Basin of New Mexico and Colorado, which were conveyed to the Trust by Williams Production Company. An additional 3.6 million units may be sold by Williams in the future.

     In March 1993, Williams sold its intrastate natural gas pipeline system and other related assets in Louisiana for $170 million in cash, resulting in a pretax gain of $45.9 million.

     The 1992 gain of $14.6 million resulted from the sale of a tract of land in Florida that had been retained from the assets of Agrico Chemical Company, which was sold several years ago.

                          THE WILLIAMS COMPANIES, INC.

NOTE 4 -- PROVISION FOR INCOME TAXES

     Effective January 1, 1993, Williams adopted Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes." Adoption of the standard had a cumulative favorable effect of approximately $2 million on net income. The effect is recorded in income tax expense because of immateriality. Prior to 1993, Williams accounted for deferred income taxes under FAS No. 96. As permitted under the new rules, prior years' financial statements have not been restated.

     The provision (credit) for income taxes includes:

                                                                   1993      1992     1991
                                                                  ------    ------    -----
                                                                         (MILLIONS)
    Current:
      Federal...................................................  $104.0    $ 57.0    $31.6
      State.....................................................    24.7      12.8      3.8
                                                                  ------    ------    -----
                                                                   128.7      69.8     35.4
                                                                  ------    ------    -----
    Deferred:
      Federal...................................................    23.6      (8.5)    11.4
      State.....................................................    (7.5)     (2.7)     3.0
                                                                  ------    ------    -----
                                                                    16.1     (11.2)    14.4
                                                                  ------    ------    -----
    Total provision.............................................  $144.8    $ 58.6    $49.8
                                                                  ------    ------    -----
                                                                  ------    ------    -----

     The 1993 provision for income taxes includes the effect of a 1 percent increase in the federal income tax rate, which was made retroactive to January 1, 1993.

     Reconciliations from the provision for income taxes at the statutory rate to the provision for income taxes are as follows:

                                                                    1993     1992     1991
                                                                   ------    -----    -----
                                                                          (MILLIONS)
    Provision at statutory rate..................................  $131.8    $63.6    $54.3
    Increases (reductions) in taxes resulting from:
      Increase in statutory tax rate on beginning of year
         deferred tax balances...................................    15.8       --       --
      State income taxes.........................................    11.2      6.6      4.6
      Income tax credits.........................................   (12.8)    (9.5)    (6.7)
      Other -- net...............................................    (1.2)    (2.1)    (2.4)
                                                                   ------    -----    -----
    Provision for income taxes...................................  $144.8    $58.6    $49.8
                                                                   ------    -----    -----
                                                                   ------    -----    -----

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                          THE WILLIAMS COMPANIES, INC.

     Significant components of deferred tax liabilities and assets as of December 31, 1993, are as follows:

                                                                                (MILLIONS)
                                                                                ----------
    Deferred tax liabilities:
      Property, plant and equipment...........................................    $703.4
      Investments.............................................................     114.8
      Other...................................................................     101.7
                                                                                ----------
              Total deferred tax liabilities..................................     919.9
    Deferred tax assets:
      Deferred revenues.......................................................      49.3
      Investments.............................................................      88.9
      Rate refunds............................................................      17.5
      Regulatory liabilities..................................................      16.1
      Accrued liabilities.....................................................      54.9
      State deferred taxes....................................................      22.7
      Minimum tax credits.....................................................       8.5
      Other...................................................................     110.8
                                                                                ----------
              Total deferred tax assets.......................................     368.7
              Valuation allowance for deferred tax assets.....................      33.7
                                                                                ----------
              Net deferred tax assets.........................................     335.0
                                                                                ----------
    Net deferred tax liabilities..............................................    $584.9
                                                                                ----------
                                                                                ----------

     The valuation allowance for deferred tax assets decreased $3.4 million during 1993.

     At December 31, 1993, Williams had a minimum tax credit of $8.5 million available to reduce future regular income taxes. The credit has been utilized to reduce deferred income taxes.

     Cash payments for income taxes are as follows: 1993 -- $129 million; 1992 -- $50 million; and 1991 -- $62 million, before refunds of $26 million.

NOTE 5 -- EXTRAORDINARY CREDIT

     The extraordinary credit in 1992 results from early extinguishment of debt. Two of Williams' subsidiaries paid a total of $55.7 million to redeem debt resulting in a $9.9 million net gain (including a $.7 million benefit for income taxes).

                          THE WILLIAMS COMPANIES, INC.

NOTE 6 -- EMPLOYEE BENEFIT PLANS

  Pensions

     Williams maintains non-contributory defined-benefit pension plans covering the majority of employees. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

     Net pension expense consists of the following:

                                                                    1993     1992     1991
                                                                    -----    -----    -----
                                                                          (MILLIONS)
    Service cost for benefits earned during the year..............  $10.9    $10.5    $ 8.0
    Interest cost on projected benefit obligation.................   21.1     18.9     18.4
    Actual return on plan assets..................................  (28.3)   (17.9)   (49.9)
    Amortization and deferrals....................................    8.2      (.7)    33.0
    Settlement loss...............................................    5.7       --       --
                                                                    -----    -----    -----
    Net pension expense...........................................  $17.6    $10.8    $ 9.5
                                                                    -----    -----    -----
                                                                    -----    -----    -----

     During 1993, certain supplemental retirement plan participants elected to receive lump-sum benefits, which resulted in a settlement loss of $5.7 million.

     The following table presents the funded status of the plans.

                                                                            1993     1992
                                                                            ----     ----
                                                                              (MILLIONS)
    Actuarial present value of benefit obligations:
      Vested benefits...................................................    $229     $179
      Non-vested benefits...............................................      14       20
                                                                            ----     ----
      Accumulated benefit obligations...................................     243      199
      Effect of projected salary increases..............................      75       63
                                                                            ----     ----
      Projected benefit obligations.....................................     318      262
    Assets at market value..............................................     275      255
                                                                            ----     ----
    Assets less than projected benefit obligations......................      43        7
    Unrecognized net loss...............................................     (38)      (6)
    Unrecognized prior-service cost.....................................      (9)      (9)
    Unrecognized transition asset.......................................       6        7
                                                                            ----     ----
    Pension liability (asset)...........................................    $  2     $ (1)
                                                                            ----     ----
                                                                            ----     ----

     At December 31, 1992, assets of two of Williams' pension plans exceeded the projected benefit obligations by $6 million. However, the preceding table includes pension plans that had projected benefit obligations of $25 million and assets of $12 million in 1992.

     The discount rate used to measure the present value of benefit obligations is 7 1/4 percent (8 percent in 1992); the assumed rate of increase in future compensation levels is 5 percent (6 percent in 1992); and the expected long-term rate of return on assets is 10 percent. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, United States government securities, commercial paper and corporate bonds.

                          THE WILLIAMS COMPANIES, INC.

  Postretirement benefits other than pensions

     Williams sponsors a health care plan that provides postretirement medical benefits to retired employees who were employed full time, hired prior to January 1, 1992, have worked five years, attained age 55 while in service with Williams and are a participant in the Williams pension plans. The plan provides for retiree contributions and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with Williams' expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. A portion of the cost has been funded in trusts by Williams' FERC-regulated natural gas pipeline subsidiaries to the extent recovery from customers can be achieved. Plan assets consist of assets held in a master trust (previously described) and money market funds.

     Effective January 1, 1993, Williams prospectively adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Williams estimates that application of the standard has reduced 1993 net income by approximately $2 million.

     Net postretirement benefit expense for the year ended December 31, 1993, consists of the following:

                                                                                (MILLIONS)
                                                                                ----------
    Service cost for benefits earned during the year.........................     $  3.7
    Interest cost on accumulated postretirement benefit obligation...........        8.2
    Actual return on plan assets.............................................        (.7)
    Amortization of unrecognized transition obligation.......................        5.2
    Amortization and deferrals...............................................       (3.5)
                                                                                ----------
    Net postretirement benefit expense.......................................     $ 12.9
                                                                                ----------
                                                                                ----------

     The estimated expense of providing these benefits to retirees was $8 million in both 1992 and 1991 and included accruals of $4 million in both years for future benefits payable to eligible active employees.

     The following table presents the funded status of the plan at December 31, 1993:

                                                                                (MILLIONS)
                                                                                ----------
    Actuarial present value of postretirement benefit obligation:
      Retirees...............................................................      $ 65
      Fully eligible active plan participants................................        11
      Other active plan participants.........................................        41
                                                                                ----------
              Accumulated postretirement benefit obligation..................       117
    Assets at market value...................................................        10
                                                                                ----------
    Assets less than accumulated postretirement benefit obligation...........       107
    Unrecognized net loss....................................................        (4)
    Unrecognized transition obligation.......................................       (83)
                                                                                ----------
    Postretirement benefit liability.........................................      $ 20
                                                                                ----------
                                                                                ----------

     The discount rate used to measure the present value of benefit obligations is 7 1/4 percent. The expected long-term rate of return on plan assets is 10 percent. The annual assumed rate of increase in the health care cost trend rate for 1994 is 11 to 15 percent, systematically decreasing to 6 percent by 2003. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percent in each year would increase the aggregate of the service and interest cost

                          THE WILLIAMS COMPANIES, INC.

components of postretirement benefit expense for the year ended December 31, 1993, by $2 million and the accumulated postretirement benefit obligation as of December 31, 1993, by $17 million.

  Other

     Williams maintains various defined-contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. Company contributions are invested primarily in Williams common stock. Williams' contributions to these plans were $13 million in 1993, $11 million in 1992 and $9 million in 1991.

     The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 112, "Employers' Accounting for Postemployment Benefits," effective for fiscal years beginning after December 15, 1993. The standard, which will be adopted in the first quarter of 1994, requires the accrual of benefits provided to former or inactive employees after employment but before retirement. Application of this standard at December 31, 1993, would have reduced 1993 net income by less than 2 percent.

NOTE 7 -- INVENTORIES

                                                                           1993      1992
                                                                          ------     -----
                                                                             (MILLIONS)
    Natural gas in underground storage:
      Northwest Pipeline................................................  $ 12.1     $ 1.9
      Williams Natural Gas (LIFO).......................................      --       2.9
      Williams Field Services Group.....................................      --       4.4
    Petroleum products:
      Williams Pipe Line................................................    11.6       9.9
      Williams Energy Ventures..........................................    22.8      10.2
      Other.............................................................     3.8       7.0
    Materials and supplies:
      WilTel............................................................    22.7      25.2
      Other.............................................................    35.2      33.9
                                                                          ------     -----
                                                                          $108.2     $95.4
                                                                          ------     -----
                                                                          ------     -----

     If inventories valued on the LIFO method at December 31, 1992, were valued at current average cost, the balance would be increased by $24 million.

                          THE WILLIAMS COMPANIES, INC.

NOTE 8 -- PROPERTY, PLANT AND EQUIPMENT

                                                                      1993         1992
                                                                    --------     --------
                                                                         (MILLIONS)
    Cost:
      Northwest Pipeline..........................................  $1,221.6     $1,052.8
      Williams Natural Gas........................................     721.6        677.7
      Williams Field Services Group...............................   1,117.6      1,254.4
      Williams Pipe Line..........................................     750.0        693.9
      Williams Energy Ventures....................................       6.3           .8
      WilTel......................................................   1,109.1      1,005.4
      Other.......................................................     106.9        105.2
                                                                    --------     --------
                                                                     5,033.1      4,790.2
    Accumulated depreciation......................................  (1,354.5)    (1,263.1)
                                                                    --------     --------
                                                                    $3,678.6     $3,527.1
                                                                    --------     --------
                                                                    --------     --------

     Commitments for construction and acquisition of property, plant and equipment are approximately $136 million at December 31, 1993.

NOTE 9 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $53 million at December 31, 1993, and $66 million at December 31, 1992.

                                                                          1993       1992
                                                                         ------     ------
                                                                            (MILLIONS)
    Accrued liabilities:
      Contract-reformation/take-or-pay settlement costs................  $ 17.8     $ 73.9
      Rate refunds.....................................................    42.7       44.7
      Employee costs...................................................    62.3       44.9
      Interest.........................................................    42.9       57.7
      Deferred revenue.................................................    54.8       47.0
      Income taxes payable.............................................    22.2       20.7
      Taxes other than income taxes....................................    38.5       32.7
      Other............................................................    99.1       89.9
                                                                         ------     ------
                                                                         $380.3     $411.5
                                                                         ------     ------
                                                                         ------     ------

                          THE WILLIAMS COMPANIES, INC.

NOTE 10 -- LONG-TERM DEBT, LEASES AND BANKING ARRANGEMENTS

                                                             WEIGHTED
                                                             AVERAGE          (MILLIONS)
                                                             INTEREST    --------------------
                                                              RATE*        1993        1992
                                                             --------    --------    --------
    The Williams Companies, Inc.
      Debentures, 8.875% -- 10.25%, payable 2012, 2020 and
         2021..............................................     9.5%     $  400.0    $  400.0
      Notes, 7.5% -- 13.25%, payable through 2001..........     8.8         524.8       650.2
      Capital lease obligations, 11.1%, payable through
         2014..............................................    11.1          31.4        31.8
      Subordinated note....................................      --            --         3.0
    Northwest Pipeline
      Debentures, 8.75% -- 10.65%, payable through 2022....     9.6         304.3       331.7
      Adjustable rate notes, payable through 2002..........     9.0          15.0        16.7
    Williams Natural Gas
      Debentures, 10.25%, payable in 1997..................    10.3         120.0       120.0
    Williams Pipe Line
      Notes, 8.95% and 9.78%, payable through 2001.........     9.3         130.0       140.0
    WilTel
      Notes, 9.61% and 9.81%, payable through 1999.........     9.7         127.5       150.0
      Other................................................     8.0           5.8         4.8
                                                                         --------    --------
                                                                          1,658.8     1,848.2
    Current portion of long-term debt......................                 (54.0)     (165.0)
                                                                         --------    --------
                                                                         $1,604.8    $1,683.2
                                                                         --------    --------
                                                                         --------    --------

- ---------------

* At December 31, 1993

     Under Williams' $600 million credit agreement, Northwest Pipeline, Williams Natural Gas and Williams Pipe Line have access to various amounts of the facility while Williams (parent) has access to all unborrowed amounts. The agreement terminates in December 1995 and interest rates vary with current market conditions.

     During 1993, Williams sold to financial institutions options to enter into future interest-rate swap agreements on $220 million of fixed-rate debt. Net proceeds of $22 million from the sale of these options have been deferred and are being amortized as a reduction of interest expense over the remaining term of the original debt agreements.

     During 1992, Williams entered into interest-rate swap agreements to effectively convert $450 million of fixed-rate debt to variable-rate debt. Subsequently, Williams entered into a forward termination of the agreements, effective March 1993, which resulted in Williams receiving $29 million in net proceeds. This amount has been deferred and is being amortized as a reduction of interest expense over the remaining term of the original agreements.

     Terms of borrowings require maintenance of certain financial ratios, limit the sale or encumbrance of assets and limit the amount of additional borrowings. In addition, certain debt agreements include a restriction on the payment of dividends on common stock and the amount that can be expended to acquire Williams common stock. At December 31, 1993, Williams had $784 million of flexibility under this covenant. Terms of certain subsidiaries' borrowing arrangements with institutional lenders limit the transfer of funds to Williams. Net assets of consolidated subsidiaries at December 31, 1993, are $2.7 billion, of which approximately $818 million is restricted. Undistributed earnings of companies and partnerships accounted for under the equity method of $67 million are included in Williams' consolidated retained earnings at December 31, 1993.

                          THE WILLIAMS COMPANIES, INC.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments, for each of the next five years are as follows:

                                                                            (MILLIONS)
                                                                            ----------
        1994..............................................................     $ 52
        1995..............................................................      102
        1996..............................................................       79
        1997..............................................................      154
        1998..............................................................      244

     Cash payments for interest (net of amounts capitalized) are as follows:
1993 -- $160 million, 1992 -- $137 million; and 1991 -- $140 million.

     Future minimum annual rentals under non-cancelable leases are as follows:

                                                                        CAPITAL     OPERATING
                                                                        LEASES       LEASES
                                                                        -------     ---------
                                                                             (MILLIONS)
    1994..............................................................    $ 5         $  81
    1995..............................................................      5            78
    1996..............................................................      5            68
    1997..............................................................      4            61
    1998..............................................................      4            60
    Thereafter........................................................     61           286
                                                                        -------     ---------
    Total minimum annual rentals......................................     84         $ 634
                                                                                    ---------
                                                                                    ---------
    Imputed interest at 11%...........................................     49
                                                                        -------
    Present value of net minimum annual rentals.......................    $35
                                                                        -------
                                                                        -------

     Total rent expense was $81 million in 1993, $71 million in 1992 and $67 million in 1991. The majority of the future minimum annual rentals for operating leases relates to telecommunications facilities, including those sold and leased back. The leases for facilities sold have primary lease terms ranging from 15 to 20 years with both fixed and fair-market renewal options permitting WilTel to extend the leases to 2012-2019. The leases also have fair-market purchase options at various times.

NOTE 11 -- STOCKHOLDERS' EQUITY

     The $2.21 cumulative preferred shares outstanding at December 31, 1993 and 1992, are redeemable by Williams at a price of $25, beginning in September 1997. Dividends per share of $2.21 and $.72 were recorded during 1993 and 1992, respectively.

     During 1993, Williams called for redemption of its 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock. Substantially all of the preferred shares were converted into 7.6 million shares (on a post-split basis) of Williams common stock. Dividends per share of $.97 in 1993 and $3.875 in 1992 and 1991 were recorded.

     On September 19, 1993, the board of directors of Williams declared a two-for-one common stock split and distribution; 51.4 million shares were issued on November 5, 1993. All references in the financial statements and notes to the number of shares outstanding and per-share amounts reflect the effect of the split.

     Each outstanding share of common stock has one-half of a preferred stock purchase right attached. Under certain conditions, each right may be exercised to purchase, at an exercise price of $75 (subject to

                          THE WILLIAMS COMPANIES, INC.

adjustment), one two-hundredth of a share of a new series of junior participating preferred stock. The rights may be exercised only if an Acquiring Person acquires (or obtains the right to acquire) 20 percent or more of Williams common stock; or commences an offer for 30 percent or more of Williams common stock; or the board of directors determines an Adverse Person has become the owner of 10 percent or more of Williams common stock. The rights, which do not have voting rights, expire in 1996 and may be redeemed at a price of $.05 per right prior to their expiration, or within a specified period of time after the occurrence of certain events. In the event a person becomes the owner of more than 20 percent of Williams common stock or the board of directors determines that a person is an Adverse Person, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock having a value equal to two times the exercise price of the right. In the event Williams is acquired in a merger or other business combination, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right.

     The 1990 Stock Plan (the Plan) permits granting of various types of awards including, but not limited to, stock options, stock appreciation rights, restricted stock and deferred stock. The Plan provides for granting of awards to key employees, including officers and directors who are employees. Such awards may be granted for no consideration other than prior and future services. The purchase price per share for stock options and stock-appreciation rights may not be less than the fair-market value of the stock on the date of grant. Another stock option plan provides for the granting of non-qualified options to non-employee directors. At December 31, 1993, 5,863,555 shares of common stock were reserved for stock awards, of which 3,200,354 were available for future grants (4,035,718 at December 31, 1992). Options generally become exercisable in three annual installments beginning within one year after grant, and they expire 10 years after grant.

     The following summary reflects option transactions during 1993.

                                                                             OPTION PRICE
                                                                        -----------------------
                                                            SHARES      PER SHARE      TOTAL
                                                          ----------    ---------    ----------
                                                                                     (MILLIONS)
    Shares under option:
      December 31, 1992.................................   3,919,104     $ 11-20        $ 64
      Granted...........................................     861,348       22-27          22
      Canceled or surrendered...........................    (102,969)      14-27          (2)
      Exercised.........................................  (2,221,698)      11-20         (36)
                                                          ----------                 ----------
      December 31, 1993.................................   2,455,785     $ 11-27        $ 48
                                                          ----------                 ----------
                                                          ----------                 ----------
    Shares exercisable December 31, 1993................     854,951
                                                          ----------
                                                          ----------

     Under the Plan, Williams granted 97,504, 108,920 and 104,060 deferred shares in 1993, 1992 and 1991, respectively, to key employees. Deferred shares are valued at the date of award and generally charged to expense in the year of award. Williams issued 191,007, 70,958 and 2,304 of previously deferred shares in 1993, 1992 and 1991, respectively. Williams also issued 62,000 and 40,000 shares of restricted stock in 1993 and 1992, respectively. Restricted stock is valued on the issuance date, and the related expense is amortized over the vesting period of three to five years.

                          THE WILLIAMS COMPANIES, INC.

NOTE 12 -- FINANCIAL INSTRUMENTS

  Fair value

     The following methods and assumptions were used by Williams in estimating its fair-value disclosures for financial instruments:

          CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value due to the short-term maturity of these instruments.

          NOTES RECEIVABLE: For those notes with interest rates approximating market or maturities of less than three years, fair value is estimated to approximate historically recorded amounts. For those notes with maturities beyond three years and fixed interest rates, fair value is calculated using discounted cash flow analysis based on current market rates.

          LONG-TERM DEBT: The fair value of Williams' long-term debt is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 1993 and 1992, 76 percent and 73 percent, respectively, of Williams' long-term debt was publicly traded. Williams used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

          CALL OPTIONS SOLD ON INTEREST-RATE SWAPS: Fair value is determined by discounting estimated future cash flows using forward interest rates implied by the year-end yield curve and standard option pricing techniques. Fair value was calculated by the two financial institutions holding the options.

     The carrying amounts and fair values of Williams' financial instruments are as follows:

                                                             1993                  1992
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
                                                                     (MILLIONS)
    Cash and cash equivalents.......................  $   64.3   $   64.3   $  212.3   $  212.3
    Notes receivable................................      31.7       31.3       18.5       19.6
    Investment in Texasgulf Inc. (see Note 2).......     150.0      150.0      150.0      150.0
    Long-term debt, including current portion.......   1,624.1    1,807.0    1,814.5    1,866.7
    Call options sold on interest-rate swaps........      18.4       25.4         --         --

     Williams has recorded liabilities of $37 million and $26 million at December 31, 1993 and 1992, respectively, for certain guarantees that qualify as financial instruments. It is not practicable to estimate the fair value of these guarantees because of their unusual nature and unique characteristics.

  Off-balance-sheet credit and market risk

     Williams is a participant in numerous transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     Williams sells, with limited recourse, certain receivables. The aggregate limit under these receivables facilities was $180 million at December 31, 1993 and 1992. Williams received no additional net proceeds in 1993 and received proceeds of $171 million and $191 million in 1992 and 1991, respectively. At December 31, 1993 and 1992, $35 million and $130 million, respectively, of such receivables had been sold. Under a different arrangement, one of Williams' subsidiaries sold $18 million of receivables with limited recourse in 1992. Based on amounts outstanding at December 31, 1993 and 1992, the maximum contractual credit loss under these arrangements is approximately $37 million and $51 million, respectively, but the likelihood of a loss is remote.

                          THE WILLIAMS COMPANIES, INC.

     In connection with discontinued operations and the related disposition of certain assets in 1987, Williams guaranteed certain lease rentals sufficient for the purchaser to meet a portion of debt service. At December 31, 1993 and 1992, the maximum possible loss under this arrangement was approximately $15 million and $26 million, respectively, before consideration of future contractual and estimated sublease income, which is expected to be substantial. After consideration of amounts accrued, Williams believes the likelihood of a material loss from this guarantee is remote.

     In connection with the sale of units in the Williams Coal Seam Gas Royalty Trust (Trust), Williams indemnified the Trust against losses from certain litigation (see Note 14), guaranteed certain minimum ownership interests based on natural gas reserve volumes and guaranteed minimum gas prices through 1997. Williams has a recorded liability of $15 million for these items, representing the maximum amounts for the first two guarantees and an estimate of the gas price exposure based on historical operating trends and an assessment of market conditions. For most of 1993 and at year end, natural gas prices exceeded the contractual minimum guarantee of $1.70 per MMBtu. While Williams' maximum exposure from this guarantee exceeds amounts accrued, it is not practicable to determine such amount because of the unique aspects of the guarantee.

     Williams has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $20 million at both December 31, 1993 and 1992. Williams believes it will not have to perform under these agreements because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

     In accordance with historical industry practice, Williams' natural gas subsidiaries have gas purchase contracts with commitments to buy minimum quantities of natural gas, primarily at market prices, for varying periods estimated to extend through at least 2014. The subsidiaries currently have or will enter into gas sales contracts for these volumes, or the subsidiaries will negotiate the termination of contracts that are not required to meet gas sales demand (see Note 14).

     Williams Energy Ventures enters into futures contracts, option agreements and natural gas price-swap agreements for price speculation as described in Note
1. The natural gas price-swap agreements call for Williams Energy Ventures to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. These swap agreements extend for various periods through April 1996. Williams Energy Ventures is the fixed-rate payor and fixed-rate receiver on agreements having notional values of $96 million and $93 million, respectively. In addition, Williams Energy Ventures is the payor and receiver on differential location variable-priced swap agreements having notional values of $196 million and $201 million, respectively. Williams Energy Ventures manages risk from financial instruments by making various logistical commitments which manage profit margins through offsetting financial instruments. As a result, price movements can result in losses on certain contracts offset by gains on others.

     Williams Energy Ventures takes an active role in managing and controlling market and counterparty risks and has established formal control procedures which are reviewed on an ongoing basis. Williams Energy Ventures attempts to minimize credit-risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. In the normal course of business, collateral is not required for financial instruments with credit risk.

  Concentration of credit risk

     Williams' cash equivalents consist of high quality securities placed with various major financial institutions with high credit ratings. Williams' investment policy limits the company's credit exposure to any one financial institution.

                          THE WILLIAMS COMPANIES, INC.

     At December 31, 1993 and 1992, approximately 48 percent and 62 percent, respectively, of receivables are for the sale or transportation of natural gas and related products or services. Approximately 43 percent and 31 percent of receivables at December 31, 1993 and 1992, respectively, are for telecommunications and related services. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the northwestern and central United States. Telecommunications customers include common carriers and numerous corporations. As a general policy, collateral is not required for receivables, but customers' financial conditions and credit worthiness are evaluated regularly.

NOTE 13 -- OTHER FINANCIAL INFORMATION

     Intercompany revenues (at prices that generally apply to sales to unaffiliated parties) are as follows:

                                                                      1993    1992    1991
                                                                      -----   -----   -----
                                                                           (MILLIONS)
    Northwest Pipeline..............................................  $ 3.6   $ 8.6   $ 7.3
    Williams Natural Gas............................................    5.4     5.4     4.0
    Williams Field Services Group...................................   37.8    20.6    19.1
    Williams Pipe Line..............................................    6.8      --      --
    Williams Energy Ventures........................................    3.1    11.3     8.7
    WilTel..........................................................     .1      .1      .3
                                                                      -----   -----   -----
                                                                      $56.8   $46.0   $39.4
                                                                      -----   -----   -----
                                                                      -----   -----   -----

     Williams Natural Gas had sales to a natural gas distributor that accounted for 11 percent in 1993; 9 percent in 1992; and 12 percent in 1991 of Williams' revenues.

                          THE WILLIAMS COMPANIES, INC.

     Information for business segments is as follows:

                                                               1993       1992       1991
                                                             --------   --------   --------
                                                                      (MILLIONS)
    Identifiable assets at December 31:
      Northwest Pipeline...................................  $1,032.6   $1,064.2   $  595.3
      Williams Natural Gas.................................     697.0      704.8      630.1
      Williams Field Services Group........................     996.5    1,081.2      968.3
      Williams Pipe Line...................................     587.8      535.8      522.3
      Williams Energy Ventures.............................      57.8       13.3       12.6
      WilTel...............................................   1,089.5    1,030.5      997.0
      Investments..........................................     437.1      434.9      385.6
      General corporate and other..........................     122.1      117.6      136.2
                                                             --------   --------   --------
              Consolidated.................................  $5,020.4   $4,982.3   $4,247.4
                                                             --------   --------   --------
                                                             --------   --------   --------
    Additions to property, plant and equipment:
      Northwest Pipeline...................................  $  175.7   $  297.6   $   53.1
      Williams Natural Gas.................................      54.9       47.8       25.6
      Williams Field Services Group........................     117.3      142.7      129.5
      Williams Pipe Line...................................      61.4       26.9       31.5
      Williams Energy Ventures.............................       3.0         --         --
      WilTel...............................................     108.6       68.8       72.7
      General corporate and other..........................       8.2        2.5        4.7
                                                             --------   --------   --------
              Consolidated.................................  $  529.1   $  586.3   $  317.1
                                                             --------   --------   --------
                                                             --------   --------   --------
    Depreciation and depletion:
      Northwest Pipeline...................................  $   30.7   $   24.2   $   22.7
      Williams Natural Gas.................................      27.3       26.0       24.4
      Williams Field Services Group........................      44.0       38.9       40.1
      Williams Pipe Line...................................      21.4       21.2       20.8
      Williams Energy Ventures.............................        .1         --         --
      WilTel...............................................      82.1       68.4       58.9
      General corporate and other..........................       5.7        5.4        5.5
                                                             --------   --------   --------
              Consolidated.................................  $  211.3   $  184.1   $  172.4
                                                             --------   --------   --------
                                                             --------   --------   --------

NOTE 14 -- CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters and related litigation

     In June 1990, a producer brought suit against Williams Natural Gas alleging antitrust and interference with contract claims regarding the transportation of gas and seeking actual, treble and punitive damages and injunctive relief. Williams Natural Gas has denied any liability. In April 1991, Williams Natural Gas was granted summary judgment on the antitrust claim, and at the close of the plaintiff's case, a directed verdict was granted in favor of Williams Natural Gas on the remaining claims. The plaintiff filed an appeal on November 18, 1992.

     In 1989, the FERC issued an order to Northwest Pipeline instituting a formal investigation related to the assignment of certain gas supply contracts to an affiliate and ordering Northwest Pipeline to show cause why the assignments did not violate certain federal statutes and FERC regulations. Following a hearing, an administrative law judge (ALJ), on May 13, 1993, issued an initial decision finding in Northwest Pipeline's favor. On June 14, 1993, the FERC staff filed a brief taking exceptions to the ALJ's decision. Northwest

                          THE WILLIAMS COMPANIES, INC.

Pipeline filed an answering brief and is awaiting a final decision by the FERC. Northwest Pipeline could be subject to civil penalties if it is ultimately determined the assignments violated FERC regulations. Northwest Pipeline believes it has fully complied with all applicable laws and regulations and will continue to challenge any allegations to the contrary.

     Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $80 million at December 31, 1993; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see
Note 9 for the amount of revenues reserved for potential refund as of December 31, 1993.

     In 1992, the FERC issued Order 636, Order 636-A and Order 636-B. These orders, which have been challenged in various respects by various parties in proceedings pending in the U.S. Court of Appeals for the Eleventh Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Williams Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline implemented its restructuring on November 1, 1993. Certain aspects of each pipeline company's restructuring are under appeal.

 Contract reformations and gas purchase deficiencies

     Williams Natural Gas has undertaken the reformation of its respective gas supply contracts to settle gas purchase deficiencies, avoid future gas purchase deficiencies, reduce prices to market levels or make other appropriate modifications. As of December 31, 1993, Williams Natural Gas had total supplier take-or-pay, ratable-take and minimum-take claims totaling approximately $233 million. This amount includes a take-or-pay claim of $203 million plus interest and ratable-take claims exceeding $23 million plus interest from a producer that Williams Natural Gas believes will be resolved in conformance with an agreement in principle discussed below.

     Williams Natural Gas also has commitments under gas supply contracts reflecting prices in excess of market-based prices. The estimated commitment amounts at December 31, 1993, attributable to these contracts are:

                                                                                             POST
                                                1994     1995     1996     1997     1998     1998
                                                ----     ----     ----     ----     ----     ----
                                                                   (MILLIONS)
    Commitments...............................   $6       $9      $12      $15      $15      $45

     Northwest Pipeline's only remaining significant gas purchase contract with a non-market responsive pricing provision has been assigned to certain customers.

     Williams has an accounting policy of determining accruals taking into consideration both historical and future gas quantities and appropriate prices to determine an estimated total exposure. This exposure is discounted and risk-weighted to determine the appropriate accrual. The estimated portion recoverable from sales and transportation customers is deferred based on Williams' estimate of its expected recovery of the amounts allowed by FERC policy. As of December 31, 1993, Williams Natural Gas had accrued $66 million for take-or-pay settlements and reformation of the non-market responsive contracts. Although Williams believes these accruals are adequate, the actual amount paid for take-or-pay settlements and contract reformation will depend on the outcome of various court proceedings; the provisions and enforceability of each gas purchase contract; the success of settlement negotiations; and other factors.

     Current FERC policy associated with Orders 436 and 500 requires interstate gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Pursuant to FERC Order 500, Northwest Pipeline and

                          THE WILLIAMS COMPANIES, INC.

Williams Natural Gas have filed to recover a portion of previously incurred take-or-pay and contract-reformation costs. As of December 31, 1993, these subsidiaries had $66 million included in recoverable contract-reformation and take-or-pay settlement costs, $55 million of which had not yet been paid and filed for recovery with the FERC. Under Orders 636, 636-A and 636-B, costs incurred to comply with these rules are permitted to be recovered in full, although 10 percent of such costs must be allocated to interruptible transportation service.

     The FERC initially approved a method for Northwest Pipeline to direct bill its contract-reformation costs, but when challenged on appeal, sought a remand to reassess such method. Northwest Pipeline has received an order from the FERC that requires a different allocation of such costs. Northwest Pipeline filed with the FERC several alternative methods to comply with this order and Northwest Pipeline is awaiting the FERC's decision. Northwest Pipeline expects to be permitted to recover these costs in excess of amounts previously charged to expense.

     Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made a cost-sharing direct recovery filing covering amounts that had been paid to producers and in part previously billed to Williams Natural Gas customers under Orders 436, 500 and 528. Williams Natural Gas will make further filings under the stipulation and agreement to recover future contract-reformation payments under those orders and Order 636. Further, Williams Natural Gas has settled all rate issues for the period December 1, 1989, through October 31, 1993. All open processing issues have also been resolved in an unopposed settlement which has been approved by the FERC.

     In light of Orders 636, 636-A and 636-B, Williams Natural Gas and a producer have agreed to various amendments to an agreement in principle previously reached to reform or terminate its largest gas purchase contract and resolve various other issues. When finalized and approved by various regulatory agencies, the revised agreement will resolve all disputes and litigation between the parties, including a claim by the producer for take-or-pay deficiencies under certain gas purchase contracts with the producer of not less than $203 million plus interest. There is no assurance that the contingencies contemplated by the agreement will be satisfied. However, the parties are fully cooperating in attempting to complete and implement definitive agreements.

     Certain Williams Natural Gas purchase contracts provide for the purchase of minimum volumes or for ratable purchases. In some cases, minimum volumes have not been taken; however, Williams is not currently able to determine Williams Natural Gas' obligations, if any, for failure to do so.

 Other legal matters

     Williams Natural Gas has identified polychlorinated biphenyl (PCB) contamination in air compressor systems, disposal pits and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) to develop additional screening, detailed sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities. As of December 31, 1993, Williams Natural Gas had recorded a liability for approximately $30 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Williams Natural Gas deferred these costs pending recovery as incurred through future rates and other means.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified

                          THE WILLIAMS COMPANIES, INC.

locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At December 31, 1993, Williams had approximately $6 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     A lawsuit was filed on May 14, 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case are seeking certification of a plaintiff class. Northwest Pipeline and the other defendants are vigorously defending the lawsuit.

     On December 31, 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. Williams Production, together with the other defendants named in the lawsuit, is vigorously defending the lawsuit. Williams Production has agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

     In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries incidental to their operations.

 Summary

     Williams does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse financial effect upon Williams in the future.

                          THE WILLIAMS COMPANIES, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (millions, except per-share amounts). Certain amounts have been restated as described in Note 1 of Notes to Consolidated Financial Statements.

                                                          FIRST     SECOND      THIRD     FOURTH
                           1993                          QUARTER    QUARTER    QUARTER    QUARTER
    ---------------------------------------------------  -------    -------    -------    -------
    Revenues...........................................  $ 750.8    $ 541.9    $ 541.8    $ 603.7
    Costs and operating expenses.......................    544.7      387.8      387.4      418.7
    Net income.........................................    125.6       36.1       18.0       52.1
    Primary earnings per common and common-equivalent
      share............................................     1.28        .33        .15        .48
    Fully diluted earnings per common and common-
      equivalent share.................................     1.21        .32        .15        .48
    1992
    Revenues...........................................  $ 596.4    $ 546.4    $ 554.9    $ 763.6
    Costs and operating expenses.......................    439.3      430.8      431.5      581.4
    Income before extraordinary credit.................     39.5        6.2       18.6       64.0
    Net income.........................................     39.5       16.1       18.6       64.0
    Primary and fully diluted earnings per common and
      common-equivalent share:
      Income before extraordinary credit...............      .43        .02        .16        .64
      Net income.......................................      .43        .13        .16        .64

     The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding.

     First-quarter 1993 includes gains totaling $95 million from the sales of assets (see Note 3 of Notes to Consolidated Financial Statements). Third-quarter 1993 net income was reduced $15 million related to the cumulative effect of the 1 percent increase in the federal income tax rate.

     First-quarter 1992 includes a $15 million gain on sale of land. In second-quarter 1992, WilTel recorded loss provisions totaling $11 million, primarily for uncollectible receivables from a significant customer. Second-quarter 1992 net income includes a $10 million extraordinary credit from the early extinguishment of debt (see Note 5 of Notes to Consolidated Financial Statements).

     Selected comparative fourth-quarter data are as follows (millions, except per-share amounts). Certain 1992 amounts have been restated as described in Note 1 of Notes to Consolidated Financial Statements.

                                                                          1993       1992
                                                                         ------     ------
    Operating profit:
      Interstate Natural Gas Pipelines:
         Northwest Pipeline............................................  $ 20.1     $ 21.0
         Williams Natural Gas..........................................    13.6       27.9
      Williams Field Services Group....................................    31.8       41.2
      Liquids Pipeline/Energy Ventures:
         Williams Pipe Line............................................    10.7       10.4
         Williams Energy Ventures......................................      .1        2.3
      WilTel...........................................................    30.9       15.1
                                                                         ------     ------
              Total operating profit...................................   107.2      117.9
    General corporate expenses.........................................   (15.9)      (6.9)
    Interest expense -- net............................................   (38.1)     (40.2)
    Investing income...................................................    13.7       15.6
    Other income (expense) -- net......................................     (.2)       4.5
                                                                         ------     ------
    Income before income taxes.........................................    66.7       90.9
    Provision for income taxes.........................................    14.6       26.9
                                                                         ------     ------
    Net income.........................................................  $ 52.1     $ 64.0
                                                                         ------     ------
                                                                         ------     ------
    Primary and fully diluted earnings per common and common-equivalent
      share............................................................  $  .48     $  .64
                                                                         ------     ------
                                                                         ------     ------

     In fourth-quarter 1993, Williams Field Services Group recorded an $11 million favorable settlement involving processing revenues from prior periods. WilTel's 1993 fourth-quarter operating profit includes favorable adjustments of approximately $6 million relating to bad debt recoveries and accrual reversals. General corporate expenses in the fourth quarter of 1993 include $5 million of additional accruals for supplemental retirement benefits.

     In fourth-quarter 1992, Williams Field Services Group recorded a total of $8 million for the gain from the sale of a gathering facility and the reversal of certain loss accruals made in prior years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Williams required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in Williams' Proxy Statement dated March 25, 1994 (the "Proxy Statement"), which information is incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K. Information regarding the executive officers of Williams is presented following Item 4 herein, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K regarding executive compensation is presented under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the headings "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" in the Proxy Statement are not incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K is presented under the headings "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is no information regarding certain relationships and related transactions required by Item 404 of Regulation S-K to be reported in response to this Item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1 and 2. The financial statements and schedules listed in the accompanying index to consolidated financial statements are filed as part of this annual report.

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

          Exhibit 3 --

             *(a) Restated Certificate of Incorporation of Williams (filed as
        Exhibit 4(a) to Form 8-B Registration Statement, filed August 20, 1987).

             *(b) Certificate of Designation with respect to the $2.21 Cumulative Preferred Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-3, filed August 19, 1992).

             *(c) Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock (filed as Exhibit 3(c) to Form 10-K for the year ended December 31, 1988).

             *(d) Amended and Restated Rights Agreement, dated as of July 12, 1988, between Williams and First Chicago Trust Company of New York (filed as Exhibit 4(c) to Williams Form 8, dated July 28, 1988).

             *(e) By-laws of Williams (filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1993).

          Exhibit 4 --

             *(a) Form of Indenture between Williams and The Chase Manhattan Bank (National Association), Trustee, relating to the 9 7/8% Notes, due 1998 (filed as Exhibit 4.2 to Form S-3 Registration Statement No. 33-20798, filed March 23, 1988).

             *(b) Form of Senior Debt Indenture between the Company and Chemical Bank, Trustee, relating to the 10 1/4% Debentures, due 2020; the 9 3/8% Debentures, due 2021; the 8 1/4% Notes, due 1998; Medium-Term Notes (8.50%-9.31%), due 1996 through 2001; the 7 1/2% Notes, due 1999, and the 8 7/8% Debentures, due 2012 (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-33294, filed February 2, 1990).

             *(c) U.S. $600,000,000 Credit Agreement, dated as of December 23, 1992, among Williams and certain of its subsidiaries and the banks named therein and Citibank, N.A., as agent (filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1992).

             *(d) Note Agreement, dated December 15, 1984, among Williams and the lenders named therein (filed as Exhibit 4 to Form 10-K, filed March 27, 1985).

             *(e) Senior Note Agreement, dated as of July 15, 1990, among Williams and the lenders named therein (filed as Exhibit 4(g) to Form 10-K for the year ended December 31, 1991).

          Exhibit 10(iii) --

             *(a) The Williams Companies, Inc. Supplemental Retirement Plan, effective as of January 1, 1988 (filed as Exhibit 10(iii)(c) to Form 10-K for the year ended December 31, 1987).

             *(b) Form of Employment Agreement, dated January 1, 1990, between Williams and certain executive officers (filed as Exhibit 10(iii) (d) to Form 10-K for the year ended December 31, 1989).

             *(c) Form of The Williams Companies, Inc. Change in Control Protection Plan between Williams and employees (filed as Exhibit 10(iii)
        (e) to Form 10-K for the year ended December 31, 1989).

             *(d) The Williams Companies, Inc. 1980 Stock Option Plan (filed as
        Exhibit I to Form S-8 Registration Statement No. 2-68810, dated August 11, 1980).

             *(e) The Williams Companies, Inc. 1985 Stock Option Plan (filed as Exhibit A to Williams' Proxy Statement, dated March 13, 1985).

             *(f) The Williams Companies, Inc. 1988 Stock Option Plan for Non-Employee Directors (filed as Exhibit A to Williams' Proxy Statement, dated March 14, 1988).

             *(g) The Williams Companies, Inc. 1990 Stock Plan (filed as Exhibit A to Williams' Proxy Statement, dated March 12, 1990).

             *(h) Indemnification Agreement, effective as of August 1, 1986, between Williams and members of the Board of Directors and certain officers of Williams (filed as Exhibit 10(iii) (e) to Form 10-K for the year ended December 31, 1986).

             *(i) The Williams Telecommunications Group, Inc. Long-Term Equity Incentive Plan (filed as Exhibit 10(iii)(i) to Form 10-K for the year ended December 31, 1992).

             *(j) The Williams Telecommunications Group, Inc. Founders Award Plan (filed as Exhibit 10(iii)(j) to Form 10-K for the year ended December 31, 1992).

          Exhibit 11 -- Computation of Earnings Per Common and Common-equivalent
                        Share.

          Exhibit 12 -- Computation of Ratio of Earnings to Combined Fixed
                        Charges and Preferred Stock Dividend Requirements.

          Exhibit 20 -- Definitive Proxy Statement of Williams, dated March 25,
                        1994 (which is not to be deemed "filed" as part of this Form 10-K, except to the extent incorporated by reference under Part III of this Form 10-K).

          Exhibit 21 -- Subsidiaries of the registrant.

          Exhibit 23 -- Consent of Independent Auditors.

          Exhibit 24 -- Power of Attorney together with certified resolution.

     (b)  Reports on Form 8-K.

          One report on Form 8-K was filed by Williams with the Securities and Exchange Commission during the last quarter of 1993.

     (d) The financial statements of partially owned companies are not presented herein since none of them individually, or in the aggregate, constitute a significant subsidiary.

- ---------------

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

                          THE WILLIAMS COMPANIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 14(A) 1 AND 2

                                                                                        PAGE
                                                                                        ----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended December 31, 1993........  F-9
  Consolidated balance sheet at December 31, 1993 and 1992............................  F-11
  Consolidated statement of stockholders' equity for the three years ended December
     31, 1993.........................................................................  F-12
  Consolidated statement of cash flows for the three years ended December 31, 1993....  F-13
  Notes to consolidated financial statements..........................................  F-14
  Schedules for the three years ended December 31, 1993:
       II -- Amounts receivable from related parties and underwriters, promoters and employees other than related parties...................................  F-39
      III -- Condensed financial information of registrant............................  F-40
        V -- Property, plant and equipment............................................  F-44
       VI -- Accumulated depreciation, depletion and amortization of property, plant and equipment..........................................................  F-45
     VIII -- Valuation and qualifying accounts........................................  F-46
       IX -- Short-term borrowings....................................................  F-47
        X -- Supplementary income statement information...............................  F-48
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)................................................  F-33

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          THE WILLIAMS COMPANIES, INC.

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                  INTEREST   BEGINNING                AMOUNTS    ENDING
                 NAME OF DEBTOR                     RATE      BALANCE    ADDITIONS   COLLECTED   BALANCE
- ------------------------------------------------  --------   ---------   ---------   ---------   -------
                                                                       (THOUSANDS)
Year ended December 31, 1993:
  John C. Bumgarner, Jr.........................      4.07%   $   150     $    --     $    --    $   150
  James R. Herbster.............................  3.61-3.69        19          93          --        112
  Henry C. Hirsch...............................        --        231          14          45        200
  Edward H. Lavin, Jr...........................        10        120          --         120         --
  Jack D. McCarthy..............................      4.07        142          --         142         --
  Joseph H. Williams............................  4.07-6.68     1,116          --       1,116         --
Year ended December 31, 1992:
  John C. Bumgarner, Jr.........................      4.07%        --         150          --        150
  J. Thomas Elliott.............................      4.03        265          --         265         --
  James R. Herbster.............................      3.61         --          19          --         19
  Henry C. Hirsch...............................        --         --         231          --        231
  Edward H. Lavin, Jr...........................        10         30          90          --        120
  Jack D. McCarthy..............................      4.07         --         142          --        142
  Joseph H. Williams............................  4.07-6.68        45       1,071          --      1,116
Year ended December 31, 1991:
  J. Thomas Elliott.............................       5.5%        --         265          --        265
  Edward H. Lavin, Jr...........................        10         --          30          --         30
  Jack D. McCarthy..............................  6.68-6.97        36           1          37         --
  Joseph H. Williams............................      6.68         45          --          --         45

Except for amounts attributable to Mr. Hirsch, these are demand promissory notes fully payable within three years of date of issuance and secured by Williams' common stock.

Mr. Hirsch's loan was incurred in connection with his relocation; the principal is due in annual installments beginning in 1996-1998, or earlier upon the sale of his residence. The loan is non-interest bearing in accordance with IRS regulations. The amount collected was not settled in cash, but reduced reimbursements of relocation and employee expenses.

A substantial portion of Mr. Elliott's loan was settled in cash; the remainder was charged to compensation expense.

                          THE WILLIAMS COMPANIES, INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          STATEMENT OF INCOME (PARENT)

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1993        1992*        1991*
                                                               ------       ------       ------
                                                                  (MILLIONS, EXCEPT PER-SHARE
                                                                           AMOUNTS)
Investing income.............................................. $ 27.3       $ 16.3       $ 22.0
Interest accrued..............................................  (95.8)       (90.9)       (93.2)
Gain on sales of assets (Note 2)..............................   51.6           --           --
Other income (expense) -- net.................................  (16.9)          .6         (3.9)
                                                               ------       ------       ------
Loss before income taxes and equity in subsidiaries' income...  (33.8)       (74.0)       (75.1)
Equity in consolidated subsidiaries' income...................  236.2        156.7        145.3
                                                               ------       ------       ------
Income before income taxes....................................  202.4         82.7         70.2
Credit for income taxes.......................................  (29.4)       (45.6)       (39.8)
                                                               ------       ------       ------
Income before extraordinary credit............................  231.8        128.3        110.0
Extraordinary credit from early extinguishment of debt........     --          9.9           --
                                                               ------       ------       ------
Net income....................................................  231.8        138.2        110.0
Preferred stock dividends.....................................   11.8         14.5         11.6
                                                               ------       ------       ------
Income applicable to common stock............................. $220.0       $123.7       $ 98.4
                                                               ------       ------       ------
                                                               ------       ------       ------
Primary earnings per common and common-equivalent share:
  Income before extraordinary credit.......................... $ 2.20       $ 1.25       $ 1.17
  Extraordinary credit........................................     --          .11           --
                                                               ------       ------       ------
  Net income.................................................. $ 2.20       $ 1.36       $ 1.17
                                                               ------       ------       ------
                                                               ------       ------       ------
Fully diluted earnings per common and common equivalent share:
  Income before extraordinary credit.......................... $ 2.16       $ 1.25       $ 1.17
  Extraordinary credit........................................     --          .11           --
                                                               ------       ------       ------
  Net income.................................................. $ 2.16       $ 1.36       $ 1.17
                                                               ------       ------       ------
                                                               ------       ------       ------

- ---------------

* Certain amounts have been restated or reclassified as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                             BALANCE SHEET (PARENT)



                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                            1993         1992
                                                                          --------     --------
                                     ASSETS                                    (MILLIONS)
Current assets:
  Cash and cash equivalents.............................................  $   26.1     $   21.6
  Due from consolidated subsidiaries....................................      31.5         40.0
  Receivables...........................................................       1.8         12.6
  Other.................................................................        .5          2.9
                                                                          --------     --------
          Total current assets..........................................      59.9         77.1
Investments:
  Equity in consolidated subsidiaries...................................   2,658.4      2,527.0
  Receivables from consolidated subsidiaries............................     260.2        222.1
                                                                          --------     --------
                                                                           2,918.6      2,749.1
  Other.................................................................      43.7         28.0
                                                                          --------     --------
                                                                           2,962.3      2,777.1
Property, plant and equipment -- net....................................      47.4         50.7
Other assets and deferred charges.......................................      46.9         22.6
                                                                          --------     --------
          Total assets..................................................  $3,116.5     $2,927.5
                                                                          --------     --------
                                                                          --------     --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to consolidated subsidiaries......................................  $  256.6     $  220.3
  Accounts payable and accrued liabilities..............................      71.2         66.8
  Long-term debt due within one year....................................      11.4        119.2
                                                                          --------     --------
          Total current liabilities.....................................     339.2        406.3
Due to consolidated subsidiaries........................................        --          6.1
Long-term debt (Note 3).................................................     944.8        965.8
Other liabilities.......................................................     108.5         31.0
Stockholders' equity:
  Preferred stock.......................................................     100.0        250.0
  Common stock (Note 1).................................................     103.1         92.3
  Capital in excess of par value (Note 1)...............................     959.1        755.4
  Retained earnings.....................................................     563.7        421.3
  Unamortized deferred compensation.....................................      (1.9)         (.7)
                                                                          --------     --------
          Total stockholders' equity....................................   1,724.0      1,518.3
                                                                          --------     --------
          Total liabilities and stockholders' equity....................  $3,116.5     $2,927.5
                                                                          --------     --------
                                                                          --------     --------

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                        STATEMENT OF CASH FLOWS (PARENT)

                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1993       1992*      1991*
                                                                  -------    -------    -------
                                                                           (MILLIONS)
Operating activities:
  Net income..................................................... $ 231.8    $ 138.2    $ 110.0
  Adjustments to reconcile to cash provided from operations:
     Equity in subsidiaries' income, net of cash dividends.......  (106.4)    (126.7)    (143.9)
     Extraordinary credit........................................      --       (9.9)        --
     Depreciation................................................     4.2        4.3        4.1
     Provision (credit) for deferred income taxes................    (1.7)      (4.5)       3.6
     Gain on sales of property, plant and equipment..............   (52.1)        --         --
     Changes in receivables......................................     5.0       (7.0)      10.8
     Changes in other current assets.............................     1.4       (1.5)        .1
     Changes in accounts payable.................................     (.7)       (.2)       1.7
     Changes in accrued liabilities..............................   (18.7)      13.1       (6.6)
     Other, including changes in non-current assets and
       liabilities...............................................    58.5       (4.2)       (.4)
                                                                  -------    -------    -------
          Net cash provided (used) by operating activities.......   121.3        1.6      (20.6)
                                                                  -------    -------    -------
Financing activities:
  Proceeds from long-term debt...................................      --      300.0      400.0
  Principal payments on long-term debt...........................  (128.8)     (44.0)    (181.5)
  Proceeds from issuance of preferred stock......................      --       96.2         --
  Proceeds from issuance of common stock.........................    63.4      146.1       12.7
  Dividends paid.................................................   (89.4)     (82.7)     (69.8)
  Other -- net...................................................     (.6)        --         --
                                                                  -------    -------    -------
          Net cash provided (used) by financing activities.......  (155.4)     415.6      161.4
                                                                  -------    -------    -------
Investing activities:
  Capital expenditures...........................................    (1.6)      (1.3)      (3.3)
  Proceeds from sales of property, plant and equipment...........   115.1         --         --
  Investments in consolidated subsidiaries.......................   (75.3)    (184.9)    (347.7)
  Changes in advances to subsidiaries............................     1.0     (251.1)     221.7
  Other -- net...................................................     (.6)      (1.0)      (2.3)
                                                                  -------    -------    -------
          Net cash provided (used) by investing activities.......    38.6     (438.3)    (131.6)
                                                                  -------    -------    -------
          Increase (decrease) in cash and cash equivalents.......     4.5      (21.1)       9.2
Cash and cash equivalents at beginning of year...................    21.6       42.7       33.5
                                                                  -------    -------    -------
Cash and cash equivalents at end of year......................... $  26.1    $  21.6    $  42.7
                                                                  -------    -------    -------
                                                                  -------    -------    -------

- ---------------

* Reclassified as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

  SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)

                    NOTES TO FINANCIAL INFORMATION (PARENT)

NOTE 1. BASIS OF PRESENTATION

     During 1993, Williams (parent) reclassified its income taxes associated with equity earnings from investing income to the credit for income taxes. Prior years' amounts have been reclassified, increasing investing income and decreasing the credit for income taxes by $3.1 million and $3.4 million in 1992 and 1991, respectively.

     On September 19, 1993, the board of directors of Williams declared a two-for-one common stock split and distribution; 51.4 million shares were issued on November 5, 1993. All references in the financial statements to the number of shares outstanding and per-share amounts reflect the effect of the split.

NOTE 2. SALES OF ASSETS

     In a 1993 public offering, Williams sold 6.1 million units in the Williams Coal Seam Gas Royalty Trust (Trust), which resulted in net proceeds of $113 million and a pretax gain of $51.6 million. The Trust owns defined net profits interests in the developed coal-seam properties in the San Juan Basin of New Mexico and Colorado, which were conveyed to the Trust by Williams Production Company for units in the Trust. Williams Production Company transferred its units to Williams (parent). An additional 3.6 million units may be sold by Williams in the future.

NOTE 3. LONG-TERM DEBT AND LEASES

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments, for each of the next five years are as follows: 1994 -- $11 million; 1995 -- $61 million; 1996 -- $23 million; 1997 -- none; and 1998 -- $210 million.

     Future minimum annual rentals under non-cancelable capital leases for each of the next five years are $4 million. See Note 10 of Notes to Consolidated Financial Statements for additional information on long-term debt.

     Williams (parent) has guaranteed the performance and obligations of WilTel for non-cancelable operating leases related to facilities sold and leased back. Future minimum annual lease rentals are as follows: 1994 -- $20 million;
1995 -- $21 million; 1996 -- $22 million; 1997 -- $22 million; 1998 -- $26 million; and an aggregate $110 million thereafter.

NOTE 4. DIVIDENDS RECEIVED

     Cash dividends from subsidiaries and companies accounted for on an equity basis are as follows: 1993 -- $142.6 million; 1992 -- $36 million; and 1991 -- $5 million.

NOTE 5. INCOME TAX AND INTEREST PAYMENTS

     Cash payments for income taxes are as follows: 1993 -- $118 million; 1992 -- $49.6 million; and 1991 -- $59.7 million, before refunds of $25.4 million.

     Cash payments for interest are as follows: 1993 -- $96.6 million; 1992 -- $79.2 million; and 1991 -- $65.9 million.

NOTE 6. FINANCIAL INSTRUMENTS

     Disclosure of financial instruments for the parent company are included in the consolidated disclosures. See Note 12 of Notes to Consolidated Financial Statements.

                          THE WILLIAMS COMPANIES, INC.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                                       BEGINNING     ADDITIONS                      OTHER         ENDING
                                        BALANCE       AT COST      RETIREMENTS     CHANGES       BALANCE
                                       ---------     ---------     -----------     -------       --------
                                                                 (MILLIONS)
Year Ended December 31, 1993:
  Northwest Pipeline.................  $ 1,052.8      $ 175.7(a)     $    .8       $ (6.1)       $1,221.6
  Williams Natural Gas...............      677.7         54.9             .4        (10.6)          721.6
  Williams Field Services Group......    1,254.4        117.3(b)       263.5(c)       9.4         1,117.6
  Williams Pipe Line.................      693.9         61.4            5.5           .2           750.0
  Williams Energy Ventures...........         .8          3.0             --          2.5             6.3
  WilTel.............................    1,005.4        108.6(d)         9.9          5.0         1,109.1
  Other..............................      105.2          8.2            7.4           .9           106.9
                                       ---------     ---------     -----------     -------       --------
                                       $ 4,790.2      $ 529.1        $ 287.5       $  1.3        $5,033.1
                                       ---------     ---------     -----------     -------       --------
                                       ---------     ---------     -----------     -------       --------
Year ended December 31, 1992:(e)
  Northwest Pipeline.................  $   767.2      $ 297.6(a)     $   1.1       $(10.9)       $1,052.8
  Williams Natural Gas...............      608.0         47.8            2.4         24.3 (f)       677.7
  Williams Field Services Group......    1,158.8        142.7(b)        22.0        (25.1)(f)     1,254.4
  Williams Pipe Line.................      675.2         26.9           11.8          3.6           693.9
  Williams Energy Ventures...........         .8           --             --           --              .8
  WilTel.............................      921.1         68.8            2.8         18.3         1,005.4
  Other..............................      106.4          2.5            3.6          (.1)          105.2
                                       ---------     ---------     -----------     -------       --------
                                       $ 4,237.5      $ 586.3        $  43.7       $ 10.1        $4,790.2
                                       ---------     ---------     -----------     -------       --------
                                       ---------     ---------     -----------     -------       --------
Year ended December 31, 1991:(e)
  Northwest Pipeline.................  $   726.0      $  53.1        $   6.0       $ (5.9)       $  767.2
  Williams Natural Gas...............      585.2         25.6             .9         (1.9)          608.0
  Williams Field Services Group......    1,036.0        129.5(b)         7.0           .3         1,158.8
  Williams Pipe Line.................      653.6         31.5            8.9         (1.0)          675.2
  Williams Energy Ventures...........         .8           --             --           --              .8
  WilTel.............................      842.6         72.7            7.0         12.8           921.1
  Other..............................      118.2          4.7            6.2        (10.3)          106.4
                                       ---------     ---------     -----------     -------       --------
                                       $ 3,962.4      $ 317.1        $  36.0       $ (6.0)       $4,237.5
                                       ---------     ---------     -----------     -------       --------
                                       ---------     ---------     -----------     -------       --------

- ---------------

(a) Primarily relates to additions to mainline transmission facilities.

(b) Primarily relates to additions to gathering and processing systems.

(c) Primarily relates to the sale of an intrastate natural gas pipeline system and other related assets in Louisiana.

(d) Primarily relates to the expansion and enhancement of telecommunication transmission facilities.

(e) Certain amounts have been reclassified. See Note 1 of Notes to Consolidated Financial Statements.

(f) Reclassification of certain assets from gathering and processing to transmission.

NOTE: Principal annual depreciation rates are shown on Schedule VI.

                          THE WILLIAMS COMPANIES, INC.

             SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                                         ADDITIONS
                                                         CHARGED TO    RETIREMENTS
                                            BEGINNING    COSTS AND     -----------     OTHER     ENDING
                                             BALANCE      EXPENSES     (MILLIONS)     CHANGES    BALANCE
                                            ---------    ----------                   -------    -------
Year ended December 31, 1993:
  Northwest Pipeline......................   $  282.9      $ 30.7        $   2.6      $   .2     $ 311.2
  Williams Natural Gas....................      202.7        27.3             .7        (1.6 )     227.7
  Williams Field Services Group...........      295.5        44.0          101.2(a)     (2.5 )     235.8
  Williams Pipe Line......................      193.0        21.4            4.9         (.3 )     209.2
  Williams Energy Ventures................         --          .1             --          --          .1
  WilTel..................................      240.4        82.1            2.2         1.8       322.1
  Other...................................       48.6         5.7            5.8         (.1 )      48.4
                                            ---------    ----------    -----------    -------    -------
                                             $1,263.1      $211.3        $ 117.4      $ (2.5 )   $1,354.5
                                            ---------    ----------    -----------    -------    -------
                                            ---------    ----------    -----------    -------    -------
Year ended December 31, 1992:(b)
  Northwest Pipeline......................   $  252.6      $ 24.2        $    .7      $  6.8     $ 282.9
  Williams Natural Gas....................      164.6        26.0            2.1        14.2       202.7
  Williams Field Services Group...........      295.3        38.9           17.3       (21.4 )     295.5
  Williams Pipe Line......................      186.4        21.2           14.8          .2       193.0
  Williams Energy Ventures................         --          --             --          --          --
  WilTel..................................      173.8        68.4             .3        (1.5 )     240.4
  Other...................................       45.1         5.4            2.0          .1        48.6
                                            ---------    ----------    -----------    -------    -------
                                             $1,117.8      $184.1        $  37.2      $ (1.6 )   $1,263.1
                                            ---------    ----------    -----------    -------    -------
                                            ---------    ----------    -----------    -------    -------
Year ended December 31, 1991:(b)
  Northwest Pipeline......................   $  223.9      $ 22.7        $   5.4      $ 11.4     $ 252.6
  Williams Natural Gas....................      140.2        24.4             .8          .8       164.6
  Williams Field Services Group...........      268.1        40.1            4.7        (8.2 )     295.3
  Williams Pipe Line......................      175.4        20.8            8.7        (1.1 )     186.4
  Williams Energy Ventures................         --          --             --          --          --
  WilTel..................................      115.6        58.9            1.0          .3       173.8
  Other...................................       44.9         5.5            2.7        (2.6 )      45.1
                                            ---------    ----------    -----------    -------    -------
                                             $  968.1      $172.4        $  23.3      $   .6     $1,117.8
                                            ---------    ----------    -----------    -------    -------
                                            ---------    ----------    -----------    -------    -------

- ---------------

(a) Primarily relates to the sale of an intrastate natural gas pipeline system and other related assets in Louisiana.

(b) Certain amounts have been reclassified. See Note 1 of Notes to Consolidated Financial Statements.

NOTE: The principal annual depreciation rates are as follows:

         Natural gas pipeline systems and related assets (annual composite rate
         3.0%)...................................................................    2- 7%
         Natural gas gathering and processing facilities and related assets......    2- 4
         Products pipeline system and related assets (annual composite rate
         3.2%)...................................................................    2- 9
         Telecommunications equipment............................................    2-15
         Buildings and improvements..............................................    2-10
         Transportation equipment................................................    7-33
         Other machinery and equipment...........................................    2-33

                          THE WILLIAMS COMPANIES, INC.

             SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS(a)

                                                             ADDITIONS
                                                         ------------------
                                                         CHARGED
                                                         TO COSTS
                                           BEGINNING       AND                                    ENDING
                                            BALANCE      EXPENSES     OTHER     DEDUCTIONS(b)     BALANCE
                                           ---------     --------     -----     -------------     -------
                                                                   (MILLIONS)
Allowance for doubtful accounts:
  1993.....................................   $17.3       $   .5(c)   $ --          $ 7.6          $10.2
  1992.....................................    22.4         16.2        --           21.3           17.3
  1991.....................................    10.3          5.9       9.1 (d)        2.9           22.4

- ---------------

(a) Deducted from related assets.

(b) Represents balances written off, net of recoveries and reclassifications.

(c) Includes $4.1 million reversal of amounts previously accrued.

(d) Represents transfers from other accounts.

                          THE WILLIAMS COMPANIES, INC.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                                                               MAXIMUM AMOUNT     AVERAGE      WEIGHTED
                                                    WEIGHTED    OUTSTANDING       AMOUNT        AVERAGE
                                          BALANCE   AVERAGE    AT ANY MONTH-    OUTSTANDING    INTEREST
                                          AT END    INTEREST     END DURING     DURING THE    RATE DURING
                                          OF YEAR     RATE       THE PERIOD       PERIOD      THE PERIOD
                                          -------   --------   --------------   -----------   -----------
                                                                  (MILLIONS)
Notes payable to banks:
  1993....................................  $  --      --%         $ 17.6          $ 5.6           3%
  1992....................................     --      --           167.4           45.0           4
  1991....................................     --      --            39.1            8.9           5

     The average amount outstanding was computed based on the average daily balances. The weighted average interest rate was computed by dividing interest accrued by the average amount outstanding.

                          THE WILLIAMS COMPANIES, INC.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                       CHARGED TO COSTS AND
                                                                      EXPENSES FOR THE YEARS
                                                                        ENDED DECEMBER 31,
                                                                    ---------------------------
                             ITEM(a)                                1993       1992       1991
- ------------------------------------------------------------------  -----      -----      -----
                                                                            (MILLIONS)
Maintenance and repairs...........................................  $76.0      $73.8      $67.2
Ad valorem taxes..................................................   43.2       38.4       36.2

- ---------------

(a) All other items are not present in amounts sufficient to require disclosure.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           THE WILLIAMS COMPANIES, INC.
                                                    (Registrant)

                                            By:  /s/  DAVID M. HIGBEE
                                                 David M. Higbee
                                                 Attorney-in-Fact

Dated: March 29, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                         TITLE
- ---------------------------------------------    --------------------------------------------
              /s/  JOSEPH H. WILLIAMS*           Chairman of the Board
                 Joseph H. Williams
               /s/  KEITH E. BAILEY*             President, Chief Executive Officer
                  Keith E. Bailey                  (Principal Executive Officer) and Director
              /s/  JACK D. MCCARTHY*             Senior Vice President Finance (Principal
                 Jack D. McCarthy                  Financial and Accounting Officer)
             /s/  HAROLD W. ANDERSEN*            Director
                Harold W. Andersen
              /s/  RALPH E. BAILEY*              Director
                 Ralph E. Bailey
               /s/  GLENN A. COX*                Director
                  Glenn A. Cox
           /s/  THOMAS H. CRUIKSHANK*            Director
              Thomas H. Cruikshank
            /s/  ROBERT J. LAFORTUNE*            Director
               Robert J. LaFortune
              /s/  JAMES C. LEWIS*               Director
                 James C. Lewis
             /s/  JAMES A. MCCLURE*              Director
                James A. McClure
              /s/  PETER C. MEINIG*              Director
                 Peter C. Meinig

                  SIGNATURE                                         TITLE
- ---------------------------------------------    --------------------------------------------
                /s/  JOSEPH W. MORRIS*           Director
                     Joseph W. Morris
                   /s/  KAY A. ORR*              Director
                        Kay A. Orr

                /s/  GORDON R. PARKER*           Director
                     Gordon R. Parker
              /s/  DAVID R. WILLIAMS, JR.*       Director
                   David R. Williams, Jr.

                /s/  JOHN H. WILLIAMS*           Director
                     John H. Williams
           *By  /s/  DAVID M. HIGBEE
                     David M. Higbee
                    Attorney-in-Fact

Dated: March 29, 1994