Form 10-Q
period 1994-03-31
WILLIAMS COMPANIES INC
filed 1994-05-12
CIK 107263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1994
                               ------------------------------------------------

                                       OR

(   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number                         1-4174
                       --------------------------------------------------------


                          THE WILLIAMS COMPANIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                               73-0569878
- ---------------------------------------  --------------------------------------
      (State of Incorporation)            (IRS Employer Identification Number)


         ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                               74172
- ---------------------------------------  --------------------------------------
(Address of principal executive office)               (Zip Code)


Registrant's telephone number:                      (918) 588-2000
                                         --------------------------------------

                                   NO CHANGE
- -------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Class                       Outstanding at April 30, 1994
- ---------------------------------------  --------------------------------------
       Common Stock, $1 par value                  103,700,109 Shares

                          THE WILLIAMS COMPANIES, INC.
                                     INDEX


                                                                                                               Page
Part I.  Financial Information                                                                                 ----


    Item 1.  Financial Statements


       Consolidated Statement of Income--Three Months
          Ended March 31, 1994 and 1993                                                                           2


       Consolidated Balance Sheet--March 31, l994 and
          December 31, 1993                                                                                       4


       Consolidated Statement of Cash Flows--Three Months
          Ended March 31, 1994 and 1993                                                                           6


       Notes to Consolidated Financial Statements                                                                 7


    Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                                       13


Part II.  Other Information


    Item 6.  Exhibits and Reports on Form 8-K                                                                    16


       Exhibit 11--Computation of Earnings Per Common and Common-
                     equivalent Share

       Exhibit 12--Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock Dividend
                     Requirements

                          THE WILLIAMS COMPANIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                                              (Millions)
                                                                                        ----------------------
                                                                                          Three months ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                         1994            1993
                                                                                        ------          ------
Revenues:
   Interstate Natural Gas Pipelines:
      Northwest Pipeline                                                               $ 64.7           $ 65.5
      Williams Natural Gas                                                               45.8            185.7
   Williams Field Services Group                                                        155.4            264.0
   Liquids Pipeline/Energy Ventures:
      Williams Pipe Line                                                                 47.9             36.0
      Williams Energy Ventures                                                           12.2             12.4
   WilTel                                                                               272.3            210.8
   Intercompany eliminations                                                            (16.3)           (23.6)
                                                                                       ------           ------

      Total revenues                                                                    582.0            750.8
                                                                                       ------           ------

Profit-center costs and expenses:
   Costs and operating expenses                                                         390.5            544.7
   Selling, general and administrative expenses                                          85.0             74.1
   Other income--net                                                                     (4.0)            (1.9)
                                                                                       ------           ------

      Total profit-center costs and expenses                                            471.5            616.9
                                                                                       ------           ------

Operating profit:
   Interstate Natural Gas Pipelines:
      Northwest Pipeline                                                                 30.3             20.8
      Williams Natural Gas                                                               14.3             45.0
   Williams Field Services Group                                                         28.6             39.7
   Liquids Pipeline/Energy Ventures:
      Williams Pipe Line                                                                 14.6              9.0
      Williams Energy Ventures                                                             .2              2.6
   WilTel                                                                                22.5             16.8
                                                                                       ------           ------

      Total operating profit                                                            110.5            133.9

General corporate expenses                                                               (8.1)            (7.4)
Interest accrued                                                                        (39.7)           (42.9)
Interest capitalized                                                                      1.7              5.8
Investing income                                                                         12.1             14.5
Gain on sales of assets (Note 2)                                                            -             95.4
Other income (expense)--net                                                               1.1              (.7)
                                                                                       ------           ------

Income before income taxes                                                               77.6            198.6
Provision for income taxes (Note 3)                                                      24.8             73.0
                                                                                       ------           ------

Net income                                                                               52.8            125.6
Preferred stock dividends                                                                 2.2              5.1
                                                                                       ------           ------

Income applicable to common stock                                                      $ 50.6           $120.5
                                                                                       ======           ======





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (CONCLUDED)
                                  (Unaudited)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                        ----------------------
                                                                                         1994            1993
                                                                                        ------          ------
Primary earnings per common and common-equivalent
   share:
      Net income                                                                           $.48            $1.28
      Average shares (thousands)                                                        104,240           93,950

Fully diluted earnings per common and common-
   equivalent share:
      Net income                                                                           $.48            $1.21
      Average shares (thousands)                                                        104,240          101,880


Cash dividends per common share                                                            $.21             $.19





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                         (Millions)
                                                                                -------------------------------
                                                                                 March 31,         December 31,
                                                                                   1994                1993
                                                                                -----------        ------------
                                                                                (Unaudited)
ASSETS
- ------

Current assets:
  Cash and cash equivalents                                                      $    44.6            $    64.3
  Receivables                                                                        376.5                360.1
  Inventories                                                                        104.9                108.2
  Recoverable contract-reformation and gas costs                                      25.2                 24.4
  Deferred income taxes                                                               42.6                 40.3
  Other                                                                               31.2                 29.2
                                                                                 ---------            ---------

     Total current assets                                                            625.0                626.5

Investments (Note 7)                                                                 430.7                437.1

Property, plant and equipment, at cost                                             5,104.9              5,033.1
Less accumulated depreciation and depletion                                       (1,406.9)            (1,354.5)
                                                                                 ---------            ---------
                                                                                   3,698.0              3,678.6

Recoverable contract-reformation and gas costs                                        58.8                 59.9

Other assets and deferred charges                                                    242.3                218.3
                                                                                 ---------            ---------

     Total assets                                                                $ 5,054.8            $ 5,020.4
                                                                                 =========            =========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                              (Millions)
                                                                                   ----------------------------------
                                                                                     March 31,           December 31,
                                                                                       1994                  1993
                                                                                   -----------           ------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable                                                                  $  259.4               $  298.4
  Accrued liabilities                                                                  413.6                  380.3
  Long-term debt due within one year (Note 5)                                           53.9                   54.0
                                                                                    --------                -------

     Total current liabilities                                                         726.9                  732.7

Long-term debt (Notes 5 and 7)                                                       1,592.8                1,604.8

Deferred income taxes                                                                  642.5                  625.2

Deferred income and other liabilities                                                  329.7                  333.7

Contingent liabilities and commitments (Note 6)

Stockholders' equity:
  Preferred stock, $1 par value, 30,000,000 shares
    authorized, 4,000,000 shares outstanding                                           100.0                  100.0
  Common stock, $1 par value, 120,000,000 shares
    authorized, 103,534,441 shares outstanding in
    1994 and 103,078,505 shares outstanding in 1993                                    103.5                  103.1
  Capital in excess of par value                                                       969.3                  959.1
  Retained earnings                                                                    592.5                  563.7
  Unamortized deferred compensation                                                     (2.4)                  (1.9)
                                                                                    --------               --------

                                                                                     1,762.9                1,724.0
                                                                                    --------               --------

     Total liabilities and stockholders' equity                                     $5,054.8               $5,020.4
                                                                                    ========               ========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                               (Millions)
                                                                                      ---------------------------
                                                                                          Three months ended
                                                                                               March 31,
                                                                                      ---------------------------
                                                                                        1994                1993
                                                                                      --------            -------
OPERATING ACTIVITIES:
  Net income                                                                          $  52.8             $ 125.6
  Adjustments to reconcile to cash provided from
     operations:
        Depreciation and depletion                                                       55.5                50.5
        Provision (credit) for deferred income taxes                                     11.9               (17.8)
        Gain on sales of property, plant and equipment                                      -               (95.6)
        Changes in receivables sold                                                         -               (94.7)
        Changes in receivables                                                            9.4                97.5
        Changes in inventories                                                            8.3                (8.1)
        Changes in other current assets                                                   1.2                (3.9)
        Changes in accounts payable                                                     (36.1)              (27.4)
        Changes in accrued liabilities                                                    5.8                84.8
        Other, including changes in non-current assets
           and liabilities                                                               14.3                36.8
                                                                                      -------             -------

             Net cash provided by operating activities                                  123.1               147.7
                                                                                      -------             -------

FINANCING ACTIVITIES:
  Changes in notes payable                                                                  -                11.0
  Payments of long-term debt                                                            (18.9)              (29.1)
  Proceeds from issuance of common stock                                                  9.9                23.8
  Dividends paid                                                                        (24.0)              (22.8)
  Other--net                                                                                -                (1.4)
                                                                                      -------             -------

             Net cash used by financing activities                                      (33.0)              (18.5)
                                                                                      -------             -------

INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures                                                               (65.8)             (188.9)
     Proceeds from sales                                                                   .4               115.2
  Acquisition of business                                                               (45.2)                  -
  Other--net                                                                               .8                (1.9)
                                                                                      -------             -------

             Net cash used by investing activities                                     (109.8)              (75.6)
                                                                                      -------             -------

             Increase (decrease) in cash and cash equivalents                           (19.7)               53.6
Cash and cash equivalents at beginning of period                                         64.3               212.3
                                                                                      -------             -------

Cash and cash equivalents at end of period                                            $  44.6             $ 265.9
                                                                                      =======             =======





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  General

The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1993 Annual Report Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments, consisting of only normal recurring adjustments, which Williams considers necessary to present fairly its financial position at March 31, 1994 and results of operations and cash flows for the three months ended March 31, 1994 and 1993.

Prior to the fourth quarter of 1993 when Federal Energy Regulatory Commission
(FERC) Order 636 was adopted, operating profit of reported business units varied substantially by quarter. While Northwest Pipeline and Williams Natural Gas historically have experienced their greatest profitability in the first and fourth quarters, implementation of Order 636 will moderate seasonal fluctuations in operating profit (see Note 6).

Note 2.  Sales of assets

In the first quarter of 1993, Williams sold its intrastate natural gas pipeline system and other related assets in Louisiana for approximately $170 million in cash, resulting in a pre-tax gain of $45.9 million. In addition, Williams sold 5,980,000 units in the Williams Coal Seam Gas Royalty Trust. Net proceeds of the offering were approximately $110 million and resulted in a pre-tax gain of $49.5 million.

Note 3.  Provision for income taxes

The provision (credit) for income taxes includes:

                                                                   Millions
                                                            -----------------------
                                                              Three months ended
                                                                   March 31,
                                                            -----------------------
                                                             1994             1993
                                                            ------           ------
                 Current:
                    Federal                                 $15.6             $ 69.9
                    State                                    (2.7)              20.9
                                                            -----             ------
                                                             12.9               90.8
                                                            -----             ------
                 Deferred:
                    Federal                                   9.4              (11.7)
                    State                                     2.5               (6.1)
                                                            -----             ------
                                                             11.9              (17.8)
                                                            -----             ------
                 Total provision                            $24.8             $ 73.0
                                                            =====             ======

The effective income tax rate in 1994 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production and a favorable prior year adjustment to state income taxes, partially offset by state income taxes related to 1994. The effective income tax rate in 1993 is greater than the

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


federal statutory rate primarily because of state income taxes, partially offset by income tax credits from coal-seam gas production.

Cash payments for income taxes are $.8 million and $9 million (before refund of $2 million) for the three months ended March 31, 1994 and 1993, respectively.

Note 4.  Postemployment benefits

Effective January 1, 1994, Williams adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of benefits provided to former or inactive employees after employment but before retirement. Adoption of the standard reduced first quarter 1994 net income by approximately $2 million and is not reported as a change in accounting principle due to immateriality.

Note 5.  Long-term debt

Long-term debt consists of the following amounts:


                                                         Weighted                     (Millions)
                                                          average            -------------------------------
                                                         interest            March 31,          December 31,
                                                           rate*                1994                1993
                                                         --------            ---------          ------------
The Williams Companies, Inc.
   Debentures, 8.875% - 10.25%,
      payable 2012, 2020 and 2021                           9.5%              $  400.0              $  400.0
   Notes, 7.5% - 13%,
      payable through 2001                                  8.7                  508.2                 524.8
   Capital lease obligations,
      11.1%, payable through 2014                          11.1                   31.3                  31.4
Northwest Pipeline
   Debentures, 9% - 10.65%,
      payable through 2022                                  9.6                  304.3                 304.3
   Adjustable rate notes,
      payable through 2002                                  9.0                   13.3                  15.0
Williams Natural Gas
   Debentures, 10.25%,
      payable in 1997                                      10.3                  120.0                 120.0
Williams Field Services Group
   Other, payable through 1999                             10.0                    6.4                     -
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                                  9.3                  130.0                 130.0
WilTel
   Notes, 9.61% and 9.81%,
      payable through 1999                                  9.7                  127.5                 127.5
   Other                                                    8.0                    5.7                   5.8
                                                                              --------              --------
                                                                               1,646.7               1,658.8
Current portion of long-term debt                                                (53.9)                (54.0)
                                                                              --------              --------
                                                                              $1,592.8              $1,604.8
                                                                              ========              ========

*At March 31, 1994.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Cash payments for interest (net of amounts capitalized) for the three months ended March 31, 1994 and 1993 are $41 million and $40 million, respectively.

Note 6.  Contingent liabilities and commitments

Rate and Regulatory Matters and Related Litigation

In June 1990, a producer brought suit against Williams Natural Gas alleging antitrust and interference with contract claims regarding the transportation of gas and seeking actual, treble and punitive damages and injunctive relief. Williams Natural Gas has denied any liability. In April 1991, Williams Natural Gas was granted summary judgment on the antitrust claim and at the close of the plaintiff's case, a directed verdict was granted in favor of Williams Natural Gas on the remaining claims. The plaintiff filed an appeal on November 18, 1992.

In 1989, the FERC issued an order to Northwest Pipeline instituting a formal investigation related to the assignment of certain gas supply contracts to an affiliate and ordering Northwest Pipeline to show cause why the assignments did not violate certain federal statutes and FERC regulations. An administrative law judge (ALJ), on May 13, 1993, issued an initial decision finding in Northwest Pipeline's favor. On June 14, 1993, the FERC staff filed a brief taking exceptions to the ALJ's decision. On April 6, 1994, the FERC issued an order terminating all proceedings and affirming the ALJ's decision.

Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $95 million at March 31, 1994; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, $60 million of revenues has been reserved for potential refund as of March 31, 1994.

In 1992, the FERC issued Order 636, Order 636-A and Order 636-B. These orders, which have been challenged in various respects by various parties in proceedings pending in the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Williams Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline implemented its restructuring on November 1, 1993. Certain aspects of each pipeline company's restructuring are under appeal.

Contract Reformations and Gas Purchase Deficiencies

Williams Natural Gas has undertaken the reformation of its respective gas supply contracts to settle gas purchase deficiencies, avoid future gas purchase deficiencies, reduce prices to market levels or make other appropriate modifications. As of March 31, 1994, Williams Natural Gas had total supplier

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


take-or-pay, ratable take and minimum take claims totaling approximately $233 million. This amount includes a take-or-pay claim of $203 million plus interest and ratable take claims exceeding $23 million plus interest from a producer that Williams Natural Gas believes will be resolved in conformance with an agreement in principle discussed below.

Williams Natural Gas also has commitments under gas supply contracts reflecting prices in excess of market-based prices. The estimated commitment amounts at December 31, 1993, attributable to these contracts are:

                                                                      Post
                   1994      1995      1996      1997      1998       1998
                   ----      ----      ----      ----      ----       ----
(Millions)
Commitments         $6        $9        $12       $15       $15        $45

Northwest Pipeline's only remaining significant gas purchase contract with a non-market responsive pricing provision has been assigned to certain customers.

Williams has an accounting policy of determining accruals taking into consideration both historical and future gas quantities and appropriate prices to determine an estimated total exposure. This exposure is discounted and risk-weighted to determine the appropriate accrual. The estimated portion recoverable from sales and transportation customers is deferred based on Williams' estimate of its expected recovery of the amounts allowed by FERC policy. As of March 31, 1994, Williams Natural Gas had accrued $65 million for take-or-pay settlements and reformation of the non-market responsive contracts. Although Williams believes these accruals are adequate, the actual amount paid for take-or-pay settlements and contract reformation will depend on the outcome of various court proceedings; the provisions and enforceability of each gas purchase contract; the success of settlement negotiations; and other factors.

Current FERC policy associated with Orders 436 and 500 requires interstate gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Pursuant to FERC Order 500, Williams Natural Gas has filed to recover a portion of previously incurred take-or-pay and contract-reformation costs. As of March 31, 1994, this subsidiary had $59 million included in recoverable contract-reformation and take-or-pay settlement costs, $55 million of which had not yet been paid and filed for recovery with the FERC. Under Orders 636, 636-A and 636-B, costs incurred to comply with these rules are permitted to be recovered in full, although 10 percent of such costs must be allocated to interruptible transportation service.

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

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Other Legal Matters

Williams Natural Gas has identified polychlorinated biphenyl (PCB) contamination in air compressor systems, disposal pits and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) to develop additional screening, detailed sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities. As of March 31, 1994, Williams Natural Gas had recorded a liability for approximately $30 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Williams Natural Gas deferred these costs pending recovery as incurred through future rates and other means.

In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At March 31, 1994, Williams had approximately $6 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities and other factors.

A lawsuit was filed on May 14, 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Relative to a proposal for the acquisition of WilTel submitted to Williams by LDDS Communications, Inc. (LDDS), contained in a letter dated May 3, 1994, and attached as an exhibit to a report on Form 8-K filed by LDDS on that day, two class action lawsuits were filed on May 9, 1994, in the Chancery Court of Delaware. The suits were filed by separate plaintiffs, each purporting to act on behalf of all Williams' shareholders. The complaints, which are identical except for the names of the plaintiffs and the identities of certain law firms appearing "of counsel," name Williams and each of its current directors as defendants and allege that the directors have breached their fiduciary duty to the plaintiff and the members of the putative class by summarily rejecting the LDDS proposal and by issuing false and misleading statements. Williams believes that the suits are without merit and intends to vigorously contest them.

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

Other matters

Certain of Williams' subsidiaries are selling, with limited recourse, certain receivables. The aggregate limit under the facilities is $180 million and, at March 31, 1994, $35 million of such receivables has been sold.

Note 7.  Subsequent events

In April 1994, Williams gave notice to noteholders of its intent to prepay $177.5 million of senior notes and made a tender offer for the repurchase of an additional $93 million of public debt. Prepayments are expected to result in an after-tax loss of approximately $11 million, which will be reported as an extraordinary item in the second quarter of 1994.

In an April 1994 public offering, Williams sold 3,461,500 limited partner common units in Northern Border Partners, L.P. Net proceeds of the offering were approximately $80 million and the sale resulted in a pre-tax gain of approximately $22 million ($13 million after-tax). As a result of the sale, Williams' original 12.25 percent interest in the Northern Border partnerships has been reduced to 3.2 percent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

First Quarter 1994 vs. First Quarter 1993

Northwest Pipeline's revenues decreased slightly as higher average transportation rates and expanded firm transportation service were more than offset by the absence of natural gas sales following the fourth quarter 1993 implementation of Federal Energy Regulatory Commission's (FERC) Order 636. Total mainline throughput increased 5 percent. Firm transportation service increased due to a mainline expansion, supported by 15-year firm transportation contracts, being placed into service on April 1, 1993. Northwest Pipeline also placed new, increased transportation rates into effect on April 1, 1993 (subject to refund), that reflected the new mainline expansion and straight-fixed-variable rate design that moderates seasonal swings in operating revenues. Costs and operating expenses decreased 32 percent due primarily to the absence of gas purchase volumes, slightly offset by increased depreciation related to the mainline expansion. Operating profit increased 46 percent due primarily to expanded firm transportation service and higher transportation rates, partially offset by the absence of natural gas sales volumes in 1994 and increased depreciation.

Williams Natural Gas' revenues, costs and operating expenses and operating profit decreased 75 percent, 82 percent and 68 percent, respectively, primarily as a result of the implementation on October 1, 1993 of new rates required by
FERC Order 636.   FERC Order 636 utilizes a straight-fixed-variable rate design which is applied to customer's annual firm contract demand for transportation. This provides relatively consistent earnings from quarter-to-quarter versus the historical one-part rate which was applied to seasonal volume patterns and produced high levels of earnings in the first and fourth quarters. Under the former rate structure, first quarter 1994 operating profit would have been about the same as it was in 1993.

Williams Field Services Group's revenues decreased 41 percent due primarily to 62 percent lower natural gas sales volumes as a result of the March 1993 sale of Williams' intrastate natural gas pipeline system and related marketing operations in Louisiana. Liquid product volumes also decreased, but were more than offset by increased gathering and processing volumes of 14 percent and 23 percent, respectively, and higher natural gas sales prices. Costs and operating expenses decreased 45 percent due primarily to lower natural gas volumes purchased for resale and lower gas purchase volumes associated with the liquids extraction process. Operating profit decreased 28 percent due primarily to depressed liquids market conditions causing lower margins and volumes and higher operations and maintenance expenses associated with expanded facilities, partially offset by higher gathering and processing volumes. The company's exposure to depressed liquids market conditions is lessened because a portion of the gathering and processing services is provided on a fee basis. The company has also curtailed ethane extraction to avoid unprofitable margins.

Williams Pipe Line Company's revenues increased 33 percent due primarily to 13 percent higher shipments, the bulk of which was transported across 300 miles of newly acquired pipeline on the southern end of the company's system, in addition to a higher average transportation rate per barrel. The higher average transportation rate per barrel reflects a 6 percent increase in the length of the average haul and an increased tariff rate that went into effect in June 1993. Revenues also increased because of gas liquids and fractionator operations. Operating profit increased 62 percent due primarily to higher transportation revenues and a favorable insurance settlement, partially offset by higher operating and maintenance expenses.

Williams Energy Ventures' revenues decreased slightly due to the effect of reporting refined product trading activities on a "net margin" basis, effective July 1, 1993. This effect was largely offset by revenues produced from the wholesale marketing of refined products. Operating profit decreased significantly as improved results from price-risk management services were more than offset by the costs of establishing energy industry information-based products and evaluating projects that complement or leverage Williams' existing operations and assets.

WilTel's revenues increased 29 percent due primarily to a $57 million increase in network services business. Switched-services revenues increased reflecting a 110 percent increase in billable calls. Private line services' interexchange revenues increased as a result of a 30 percent increase in billable circuits, slightly offset by a decrease in the weighted average price per circuit. Costs and operating, and selling, general and administrative expenses increased primarily as a result of increased volumes in the network services business. Operating profit increased 34 percent due primarily to the higher demand for switched services and private line circuits, and more than offset a major carrier's long expected removal of traffic from WilTel's system as that carrier expands its own network.

Interest accrued declined 7 percent due to lower borrowing levels. Interest capitalized decreased due primarily to the completion of Northwest Pipeline's mainline expansion which was placed in service April 1, 1993. Investing income decreased due primarily to lower equity earnings for Apco Argentina Inc. reflecting lower crude oil prices. The 1993 gain on sales of assets results from the sale of 5,980,000 units in the Williams Coal Seam Gas Royalty Trust (Royalty Trust) and the sale of the intrastate natural gas pipeline system and other related assets in Louisiana (see Note 2 for additional information). Other income (expense) - net in 1994 includes a credit of $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies which expired. Also included is approximately $2 million of expense related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which relates to postemployment benefits being paid to employees of companies previously sold. Other income (expense) - net in 1993 includes a $4 million expense accrual for certain costs associated with businesses previously sold. Also included in 1993 is $5.5 million of equity allowance for funds used during construction (AFUDC) related to the Northwest Pipeline mainline expansion which was placed in service on April 1, 1993. The effective income tax rate in 1994 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production and a favorable prior year adjustment to state income taxes, partially offset by state income taxes related to 1994. The effective income tax rate in 1993 exceeds the federal statutory rate primarily because of state income taxes, partially offset by income tax credits from coal-seam gas production.

Financial Condition and Liquidity

Liquidity

Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At March 31, 1994, Williams had access to $614 million of liquidity representing its $600 million unborrowed bank-credit facility plus cash-equivalent investments. This compares with liquidity of $639 million at December 31, 1993, and $828 million at March 31, 1993.

Financing Activities

The consolidated long-term debt to long-term debt-plus-equity ratio decreased to 47.5 percent at March 31, 1994, from 48.2 percent at December 31, 1993.

Other

See Note 4 for the effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994.

During the first quarter of 1994, Northwest Pipeline reduced the size of its planned mainline system expansions from 360 million cubic feet per day (MMcfd) to 164 MMcfd. This was done as a result of a reduction in customer commitments. The planned new capacity, which is underwritten by 15-year agreements, is estimated to cost $98 million, a reduction of $166 million from the larger proposed expansions. The expansion is expected to begin service in 1995.

Subsequent Events

In an April 1994 public offering, Williams sold 3,461,500 limited partner common units in Northern Border Partners, L.P. Net proceeds of the offering were approximately $80 million (see Note 7 for additional information).

In April 1994, Williams gave notice to noteholders of its intent to prepay $177.5 million of senior notes and made a tender offer for the repurchase of an additional $93 million of public debt (see Note 7 for additional information). Williams expects to finance these prepayments through the use of excess cash, proceeds from the sale of the Northern Border Partners, L.P. common units, additional sales of receivables and borrowings.

In May 1994, Williams received unsolicited alternative offers from LDDS Communications, Inc. (LDDS) to acquire Williams' telecommunications subsidiary, WilTel, for $2 billion in cash and/or stock of LDDS, less the payoff of WilTel's debt. The LDDS offers will be taken into consideration along with a number of other alternatives being evaluated to enhance the long-term value of this asset for Williams' shareholders. These alternatives include not only Williams' continued ownership of WilTel and the LDDS offers, but other possible alliances with one or more partners, a spin-off of WilTel, and the potential issuance of a target stock.

                          PART II.  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)   The exhibits listed below are filed as part of this report:

                       Exhibit 11--Computation of Earnings Per Common and
                                   Common-equivalent Share

                       Exhibit 12--Computation of Ratio of Earnings to Combined
                                   Fixed Charges and Preferred Stock Dividend
                                   Requirements

              (b) During the first quarter of 1994, the Company did not file a Form 8-K.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE WILLIAMS COMPANIES, INC.
                                        (Registrant)



                                        /s/ JACK D. MCCARTHY

                                        Jack D. McCarthy
                                        Senior Vice President-Finance
                                        and Chief Financial Officer

May 12, 1994