Form 10-Q
period 1994-06-30
WILLIAMS COMPANIES INC
filed 1994-08-15
CIK 107263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1994
                               -------------------------------------------------
                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission file number                    1-4174
                       ---------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      73-0569878
- ---------------------------------------      ----------------------------------------
       (State of Incorporation)                (IRS Employer Identification Number)


          ONE WILLIAMS CENTER
            TULSA, OKLAHOMA                                   74172
- ---------------------------------------      ----------------------------------------
(Address of principal executive office)                     (Zip Code)


Registrant's telephone number:                            (918) 588-2000
                                             ----------------------------------------


                                   NO CHANGE
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                  ---         ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                               Outstanding at July 31, 1994
- ---------------------------------------      ----------------------------------------
     Common Stock, $1 par value                         104,254,278 Shares

                          THE WILLIAMS COMPANIES, INC.
                                     INDEX


                                                                                  Page
                                                                                  ----
Part I.  Financial Information

    Item 1.  Financial Statements


       Consolidated Statement of Income--Three Months and Six Months
          Ended June 30, 1994 and 1993                                               2


       Consolidated Balance Sheet--June 30, 1994 and
          December 31, 1993                                                          4


       Consolidated Statement of Cash Flows--Six Months
          Ended June 30, 1994 and 1993                                               6


       Notes to Consolidated Financial Statements                                    7


    Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                          14


Part II.  Other Information


    Item 4.  Submission of Matters to a Vote of Security Holders                    19

    Item 6.  Exhibits and Reports on Form 8-K                                       20


       Exhibit 11--Computation of Earnings Per Common and Common-
                     equivalent Share

       Exhibit 12--Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock Dividend
                     Requirements

                          THE WILLIAMS COMPANIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                                               (Millions)
                                                                        -----------------------------------------------------------
                                                                           Three months ended                 Six months ended
                                                                                June 30,                           June 30,
                                                                        -----------------------           -------------------------
                                                                          1994            1993              1994             1993
                                                                        -------          ------           --------         --------
Revenues:
  Interstate Natural Gas Pipelines:
     Northwest Pipeline                                                 $ 57.8           $ 73.9           $  122.5         $  139.4
     Williams Natural Gas                                                 45.7             26.4               91.5            212.1
  Williams Field Services Group                                          139.3            151.9              294.7            415.9
  Liquids Pipeline/Energy Ventures:
     Williams Pipe Line                                                   52.0             39.4               99.9             75.4
     Williams Energy Ventures                                             40.4             45.1               52.6             57.5
  WilTel                                                                 315.8            224.3              588.1            435.1
  Intercompany eliminations                                              (17.1)           (19.1)             (33.4)           (42.7)
                                                                        ------           ------           --------         --------
     Total revenues                                                      633.9            541.9            1,215.9          1,292.7
                                                                        ------           ------           --------         --------
Profit-center costs and expenses:
  Costs and operating expenses                                           428.8            387.8              819.3            932.5
  Selling, general and administrative expenses                            88.5             74.0              173.5            148.1
  Other income--net                                                       (1.1)            (4.7)              (5.1)            (6.6)
                                                                        ------           ------           --------          -------
     Total profit-center costs and expenses                              516.2            457.1              987.7          1,074.0
                                                                        ------           ------           --------         --------

Operating profit:
  Interstate Natural Gas Pipelines:
     Northwest Pipeline                                                   27.0             28.9               57.3             49.7
     Williams Natural Gas                                                  9.0            (10.2)              23.3             34.8
  Williams Field Services Group                                           34.8             29.7               63.4             69.4
  Liquids Pipeline/Energy Ventures:
     Williams Pipe Line                                                   13.5             13.2               28.1             22.2
     Williams Energy Ventures                                               .8              3.7                1.0              6.3
  WilTel                                                                  32.6             19.5               55.1             36.3
                                                                        ------           ------           --------         --------
     Total operating profit                                              117.7             84.8              228.2            218.7

General corporate expenses                                                (6.9)            (8.4)             (15.0)           (15.8)
Interest accrued                                                         (35.5)           (41.8)             (75.2)           (84.7)
Interest capitalized                                                       1.6               .9                3.3              6.7
Investing income                                                          18.9             21.9               31.0             36.4
Gain on sales of assets (Note 2)                                          22.7              2.1               22.7             97.5
Other expense--net                                                        (1.5)            (2.1)               (.4)            (2.8)
                                                                        ------           ------           --------         --------
Income before income taxes                                               117.0             57.4              194.6            256.0
Provision for income taxes (Note 3)                                       43.0             21.3               67.8             94.3
                                                                        ------           ------           --------         --------
Income before extraordinary loss                                          74.0             36.1              126.8            161.7
Extraordinary loss (Note 4)                                              (11.1)               -              (11.1)               -
                                                                        ------           ------           --------         --------
Net income                                                                62.9             36.1              115.7            161.7
Preferred stock dividends                                                  2.2              2.2                4.4              7.3
                                                                        ------           ------           --------         --------
Income applicable to common stock                                       $ 60.7           $ 33.9           $  111.3         $  154.4
                                                                        ======           ======           ========         ========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Concluded)
                                  (Unaudited)

                                                                           Three months ended                 Six months ended
                                                                                June 30,                           June 30,
                                                                        -----------------------           -------------------------
                                                                          1994            1993              1994             1993
                                                                        -------          ------           --------         --------
Primary earnings per common and
   common-equivalent share:
      Income before extraordinary loss                                  $ .69             $.33              $1.17             $1.61
      Extraordinary loss                                                 (.11)               -               (.11)                -
                                                                        -----             ----              -----             -----

      Net income                                                        $ .58             $.33              $1.06             $1.61
                                                                        =====             ====              =====             =====

      Average shares (thousands)                                                                          104,500            95,948

Fully diluted earnings per common and
   common-equivalent share:
      Income before extraordinary loss                                  $ .69             $.32              $1.17             $1.53
      Extraordinary loss                                                 (.11)               -               (.11)                -
                                                                        -----             ----              -----             -----

      Net income                                                        $ .58             $.32              $1.06             $1.53
                                                                        =====             ====              =====             =====

      Average shares (thousands)                                                                          104,565           102,496

Cash dividends per common share                                         $ .21             $.19              $ .42              $.38
                                                                        =====             ====              =====              ====





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                           (Millions)
                                                                                --------------------------------
                                                                                 June 30,           December 31,
                                                                                   1994                 1993
                                                                                -----------         ------------
                                                                                (Unaudited)
ASSETS
- ------

Current assets:
   Cash and cash equivalents                                                     $    29.4            $    64.3
   Receivables                                                                       336.0                360.1
   Inventories                                                                       128.9                108.2
   Recoverable contract-reformation and gas costs                                     23.5                 24.4
   Deferred income taxes                                                              37.7                 40.3
   Other                                                                              35.2                 29.2
                                                                                 ---------            ---------
     Total current assets                                                            590.7                626.5

Investments (Note 2)                                                                 385.8                437.1

Property, plant and equipment, at cost                                             5,194.5              5,033.1
Less accumulated depreciation and depletion                                       (1,457.6)            (1,354.5)
                                                                                 ---------            ---------
                                                                                   3,736.9              3,678.6

Recoverable contract-reformation and gas costs                                        52.8                 59.9

Other assets and deferred charges                                                    246.7                218.3
                                                                                 ---------            ---------
     Total assets                                                                $ 5,012.9            $ 5,020.4
                                                                                 =========            =========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                           (Millions)
                                                                                --------------------------------
                                                                                 June 30,           December 31,
                                                                                   1994                 1993
                                                                                -----------         ------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
   Notes payable                                                                  $   48.8             $      -
   Accounts payable                                                                  320.1                298.4
   Accrued liabilities                                                               414.3                380.3
   Long-term debt due within one year (Note 6)                                        31.6                 54.0
                                                                                  --------              -------

     Total current liabilities                                                       814.8                732.7

Long-term debt (Notes 4 and 6)                                                     1,432.7              1,604.8

Deferred income taxes                                                                632.0                625.2

Deferred income and other liabilities                                                316.7                333.7

Contingent liabilities and commitments (Note 7)

Stockholders' equity:
   Preferred stock, $1 par value, 30,000,000 shares
     authorized, 4,000,000 shares outstanding                                        100.0                100.0
   Common stock, $1 par value, 240,000,000 shares
     authorized, 104,143,989 shares outstanding in
     1994 and 103,078,505 shares outstanding in 1993                                 104.1                103.1
   Capital in excess of par value                                                    984.0                959.1
   Retained earnings                                                                 631.3                563.7
   Unamortized deferred compensation                                                  (2.7)                (1.9)
                                                                                  --------             --------

                                                                                   1,816.7              1,724.0
                                                                                  --------             --------

     Total liabilities and stockholders' equity                                   $5,012.9             $5,020.4
                                                                                  ========             ========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                               (Millions)
                                                                                      ---------------------------
                                                                                           Six months ended
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                        1994               1993
                                                                                      -------             -------
OPERATING ACTIVITIES:
  Net income                                                                          $ 115.7             $ 161.7
  Adjustments to reconcile to cash provided from
     operations:
        Extraordinary loss                                                               11.1                   -
        Depreciation and depletion                                                      109.6               103.2
        Provision (credit) for deferred income taxes                                      9.9                (9.4)
        (Gain) loss on sales of property, plant and equipment                              .5               (99.8)
        Gain on sale of investment                                                      (22.7)                  -
        Changes in receivables sold                                                      72.0               (94.7)
        Changes in receivables                                                          (18.9)              150.9
        Changes in inventories                                                          (13.8)              (17.4)
        Changes in other current assets                                                   (.8)              (22.8)
        Changes in accounts payable                                                      13.7                 6.0
        Changes in accrued liabilities                                                    9.2                 7.7
        Other, including changes in non-current assets
           and liabilities                                                               (1.9)               62.9
                                                                                      -------             -------
             Net cash provided by operating activities                                  283.6               248.3
                                                                                      -------             -------

FINANCING ACTIVITIES:
  Changes in notes payable                                                               48.8                 9.6
  Proceeds from long-term debt                                                          150.0                   -
  Payments of long-term debt                                                           (352.8)             (157.1)
  Proceeds from issuance of common stock                                                 19.4                37.3
  Dividends paid                                                                        (48.1)              (43.9)
  Other--net                                                                            (17.0)               (1.8)
                                                                                      -------             -------
             Net cash used by financing activities                                     (199.7)             (155.9)
                                                                                      -------             -------

INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures                                                              (160.0)             (260.6)
     Proceeds from sales                                                                   .9               293.2
     Changes in accounts payable and accrued liabilities                                  8.1               (60.3)
  Acquisition of business                                                               (45.2)                  -
  Proceeds from sale of investments                                                      80.6                 8.8
  Other--net                                                                             (3.2)               (4.2)
                                                                                      -------             -------
             Net cash used by investing activities                                     (118.8)              (23.1)
                                                                                      -------             -------

             Increase (decrease) in cash and cash equivalents                           (34.9)               69.3

Cash and cash equivalents at beginning of period                                         64.3               212.3
                                                                                      -------             -------
Cash and cash equivalents at end of period                                            $  29.4             $ 281.6
                                                                                      =======             =======





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  General

The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1993 Annual Report Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments, consisting of only normal recurring adjustments, which Williams considers necessary to present fairly its financial position at June 30, 1994 and results of operations for the three months and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

Prior to the fourth quarter of 1993 when Federal Energy Regulatory Commission
(FERC) Order 636 was adopted, operating profit of reported business units varied substantially by quarter. While Northwest Pipeline and Williams Natural Gas historically have experienced their greatest profitability in the first and fourth quarters, implementation of Order 636 is moderating seasonal fluctuations in operating profit (see Note 7).

Note 2.  Sales of assets

In the second quarter of 1994, Williams sold 3,461,500 limited partner common units in Northern Border Partners, L.P. Net proceeds from the sale were approximately $80 million and the sale resulted in a pre-tax gain of $22.7 million. As a result of the sale, Williams' original 12.25 percent interest in the Northern Border partnerships has been reduced to 3.2 percent.

In the first quarter of 1993, Williams sold its intrastate natural gas pipeline system and other related assets in Louisiana for approximately $170 million in cash, resulting in a pre-tax gain of $45.9 million. In addition, Williams sold a total of 6.1 million units in the Williams Coal Seam Gas Royalty Trust. The offering resulted in net proceeds of approximately $113 million and a pre- tax gain of $51.6 million, including $2.1 million in the second quarter.

Note 3.  Provision for income taxes

The provision (credit) for income taxes includes:

                                                                         Millions
                                                ----------------------------------------------------------
                                                 Three months ended                   Six months ended
                                                       June 30,                           June 30,
                                                -----------------------            -----------------------
                                                 1994             1993              1994             1993
                                                ------           ------            ------           ------
                 Current:
                    Federal                      $35.3             $10.6            $50.9           $ 80.5
                    State                          9.7               2.3              7.0             23.2
                                                 -----             -----            -----           ------
                                                  45.0              12.9             57.9            103.7
                                                 -----             -----            -----           ------
                 Deferred:
                    Federal                         .3               6.9              9.7             (4.8)
                    State                         (2.3)              1.5               .2             (4.6)
                                                 -----             -----            -----           ------
                                                  (2.0)              8.4              9.9             (9.4)
                                                 -----             -----            -----           ------
                 Total provision                 $43.0             $21.3            $67.8           $ 94.3
                                                 =====             =====            =====           ======

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



The effective income tax rate in 1994 approximates the federal statutory rate as the effect of state income taxes is offset by the effects of income tax credits from coal-seam gas production and a favorable prior-year state income tax adjustment. The effective income tax rate in 1993 is greater than the federal statutory rate as the effect of state income taxes is partially offset by income tax credits from coal-seam gas production.

Cash payments for income taxes for the six months ended June 30, 1994 and 1993, are $32 million (before refunds of $6 million) and $71 million, respectively.

Note 4.  Extraordinary loss

The extraordinary loss results from early extinguishment of debt. Williams paid $295 million to redeem higher interest rate debt for an $11.1 million after-tax loss (net of $7.1 million benefit for income taxes).

Note 5.  Postemployment benefits

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

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 6.  Long-term debt

Long-term debt consists of the following amounts:


                                                          Weighted                       (Millions)
                                                           average            -------------------------------
                                                          interest             June 30,          December 31,
                                                            rate*                1994                1993
                                                          --------            ---------          ------------
The Williams Companies, Inc.
   Revolving credit loans                                   5.1%              $  100.0              $      -
   Debentures, 8.875% - 10.25%,
      payable 2012, 2020 and 2021                           9.5                  400.0                 400.0
   Notes, 7.5% - 13%,
      payable through 2001                                  8.3                  365.2                 524.8
   Capital lease obligations,
      11.1%, payable through 2014                          11.1                   31.2                  31.4
Northwest Pipeline
   Debentures, 9% - 10.65%,
      payable through 2022                                  9.6                  293.0                 304.3
   Adjustable rate notes,
      payable through 2002                                  9.0                   13.3                  15.0
Williams Natural Gas
   Debentures, 10.25%,
      payable in 1997                                      10.3                  120.0                 120.0
Williams Field Services Group
   Other, payable through 1999                              8.0                    6.3                     -
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                                  9.3                  130.0                 130.0
WilTel
   Notes at 9.61% and 9.81%                                   -                      -                 127.5
   Other                                                    8.0                    5.3                   5.8
                                                                              --------              --------
                                                                               1,464.3               1,658.8
Current portion of long-term debt                                                (31.6)                (54.0)
                                                                              --------              --------
                                                                              $1,432.7              $1,604.8
                                                                              ========              ========


*At June 30, 1994.

Cash payments for interest (net of amounts capitalized) for the six months ended June 30, 1994 and 1993 are $78 million and $86 million, respectively.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 7.  Contingent liabilities and commitments

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

Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $108 million at June 30, 1994; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, $63 million of revenues has been reserved for potential refund as of June 30, 1994.

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

Contract Reformations and Gas Purchase Deficiencies

Williams Natural Gas has undertaken the reformation of its respective gas supply contracts to settle gas purchase deficiencies, avoid future gas purchase deficiencies, reduce prices to market levels or make other appropriate modifications. As of June 30, 1994, Williams Natural Gas had total supplier take-or-pay, ratable take and minimum take claims totaling approximately $228 million. This amount includes a take-or-pay claim of $203 million plus interest and ratable take claims exceeding $23 million plus interest from a producer that Williams Natural Gas believes will be resolved in conformance with an agreement in principle discussed below.

Williams Natural Gas also has commitments under gas supply contracts reflecting prices in excess of market-based prices. The estimated commitment amounts at December 31, 1993, attributable to these contracts are:

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Williams has an accounting policy of determining accruals taking into consideration both historical and future gas quantities and appropriate prices to determine an estimated total exposure. This exposure is discounted and risk-weighted to determine the appropriate accrual. The estimated portion recoverable from sales and transportation customers is deferred based on Williams' estimate of its expected recovery of the amounts allowed by FERC policy. As of June 30, 1994, Williams Natural Gas had accrued $51 million for take-or-pay settlements and reformation of the non-market responsive contracts. Although Williams believes these accruals are adequate, the actual amount paid for take-or-pay settlements and contract reformation will depend on the outcome of various court proceedings; the provisions and enforceability of each gas purchase contract; the success of settlement negotiations; and other factors.

Current FERC policy associated with Orders 436 and 500 requires interstate gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Pursuant to FERC Order 500, Williams Natural Gas has filed to recover a portion of previously incurred take-or-pay and contract- reformation costs. As of June 30, 1994, this subsidiary had $53 million included in recoverable contract-reformation and take-or- pay settlement costs, $43 million of which had not yet been paid and filed for recovery with the FERC. Under Orders 636, 636-A and 636-B, costs incurred to comply with these rules are permitted to be recovered in full, although 10 percent of such costs must be allocated to interruptible transportation service.

The FERC initially approved a method for Northwest Pipeline to direct bill its contract-reformation costs, but when challenged on appeal, sought a remand to reassess such method. Northwest Pipeline has received an order from the FERC that requires a different allocation of such costs which is now being challenged by certain customers. Northwest Pipeline expects to be permitted to recover these costs in excess of amounts previously charged to expense.

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

In light of Orders 636, 636-A and 636-B, Williams Natural Gas and a producer have agreed to various amendments to an agreement in principle previously

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Other Legal Matters

Williams Natural Gas has identified polychlorinated biphenyl (PCB) contamination in air compressor systems, disposal pits and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) to develop additional screening, detailed sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities. As of June 30, 1994, Williams Natural Gas had recorded a liability for approximately $30 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Williams Natural Gas deferred these costs pending recovery as incurred through future rates and other means.

In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At June 30, 1994, Williams had approximately $6 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities and other factors.

A lawsuit was filed on May 14, 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. On June 28, 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. This decision is being appealed by the plaintiffs. Subsequently on July 14, 1994, two plaintiffs filed an individual lawsuit against Northwest
Pipeline and others in U.S. district court in Colorado, making essentially the same claims. Northwest Pipeline has not yet been served, but if it is, it intends to vigorously defend this lawsuit.

On December 31, 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Relative to a proposal for the acquisition of WilTel submitted to Williams by LDDS Communications, Inc. (LDDS), contained in a letter dated May 3, 1994, and attached as an exhibit to a report on Form 8-K filed by LDDS on that day, two class action lawsuits were filed on May 9, 1994, in the Chancery Court of Delaware. The suits were filed by separate plaintiffs, each purporting to act on behalf of all Williams' shareholders. The complaints, which are identical except for the names of the plaintiffs and the identities of certain law firms appearing "of counsel," name Williams and each of its then-current directors as defendants and allege that the directors breached their fiduciary duty to the plaintiff and the members of the putative class by summarily rejecting the LDDS proposal and by issuing false and misleading statements. Williams believes that the suits are without merit and intends to vigorously contest them.

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

Other matters

Certain of Williams' subsidiaries are selling, with limited recourse, certain receivables. The aggregate limit under the facilities was $220 million at June 30, 1994, and $107 million of such receivables had been sold. Subsequent to June 30, 1994, certain amounts of the facilities expired and were not renewed, leaving the aggregate limit under a facility at $80 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Second Quarter 1994 vs. Second Quarter 1993

Northwest Pipeline's revenues decreased 22 percent due primarily to the absence of natural gas sales following the fourth quarter 1993 implementation of Federal Energy Regulatory Commission's (FERC) Order 636. Costs and operating expenses decreased 39 percent due primarily to the absence of natural gas purchase volumes. Operating profit decreased 7 percent due primarily to increased accruals related to rate issues. Since Northwest Pipeline began preparing for FERC Order 636 long before it was formally implemented on November 1, 1993, the order had little impact on the quarter-to-quarter operating profit variance.

Williams Natural Gas' revenues increased 73 percent, costs and operating expenses decreased 4 percent and an operating profit of $9 million for the second quarter of 1994 compares to an operating loss of $10 million in 1993 primarily as a result of the implementation of FERC Order 636 on October 1, 1993 and new rates required by the Order. FERC Order 636 utilizes a straight-fixed- variable rate design which is applied to each customer's annual firm contract demand for transportation. This provides relatively consistent earnings from quarter-to-quarter versus the historical one-part rate which was applied to seasonal volume patterns and produced high levels of earnings in the first and fourth quarters.

Williams Field Services Group's revenues decreased 8 percent due primarily to lower natural gas sales prices and liquid product volumes, partially offset by increased natural gas sales volumes and increased gathering and processing volumes of 14 percent and 18 percent, respectively. Costs and operating expenses decreased 10 percent due primarily to lower costs associated with the liquids extraction process, lower per-unit natural gas purchase costs and the favorable adjustment of an accrual related to operating taxes, partially offset by higher operating and maintenance expenses at expanded gathering facilities. Operating profit increased 19 percent due to higher gathering and processing volumes combined with the favorable effects of a contract settlement and an adjustment of an accrual related to operating taxes, partially offset by a decline in liquids per-unit margins and volumes, higher operating costs from expanded facilities and the absence of a favorable effect from the 1993 termination of a gas marketing contract (included in other income--net).

Williams Pipe Line's revenues increased 32 percent due primarily to liquids and fractionator operations in addition to 11 percent higher shipments resulting from volumes being transported across 300 miles of newly acquired pipeline on the southern end of the company's system. The average transportation rate per barrel has decreased slightly as increased tariff rates effective June 1993 and a slight increase in the length of the average haul are more than offset by the lower transportation rate per barrel of the newly acquired pipeline. Operating profit increased 3 percent due primarily to increased shipments largely offset by higher operating and maintenance expenses.

Williams Energy Ventures' revenues decreased 11 percent as the effect of reporting refined product trading activities on a "net margin" basis, effective July 1, 1993, is partially offset by revenues produced from newly established petroleum services activities. Operating profit decreased significantly reflecting lower results from price-risk management services in addition to the costs of establishing energy industry information-based products and evaluating projects that complement or leverage Williams' existing operations and assets, partially offset by the newly established petroleum services activities. Price-risk management services declined due to decreased refined products trading margins, substantially offset by increased refined products trading volumes.

WilTel's revenues increased 41 percent due to increases in network services of $62 million and equipment sales and services of $28 million. Switched-services revenues increased reflecting a 103 percent increase in switched minutes. Private line services' interexchange revenues increased primarily as a result of a 29 percent increase in billable circuits. The increase in equipment sales and services was due in large part to the March 31 acquisition of BellSouth's customer revenues and equipment sales and service operations in 29 states. Costs and operating and selling, general and administrative expenses increased primarily as a result of increased volumes in the network services business and increased equipment sales and services. Operating profit increased 66 percent due primarily to an increase in switched-services minutes and private line circuits and higher volumes from equipment sales and services. These increases more than offset a major carrier's long expected removal of traffic from WilTel's system to the carrier's expanded network.

General corporate expenses decreased due primarily to a $2 million contribution to The Williams Companies Foundation in 1993. Interest accrued decreased 15 percent due primarily to lower borrowing levels. Investing income decreased due primarily to lower investment levels and a decline in Texasgulf Inc. dividends, in addition to the sale of a portion of Williams' interest in Northern Border Partners, L.P., partially offset by higher Kern River Gas Transmission Company equity earnings. Kern River's equity earnings include a favorable adjustment to rate refund accruals related to Kern River's current rate case. The 1994 gain on sales of assets results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The 1993 gain on sales of assets results from the sale of 151,209 units in the Williams Coal Seam Gas Royalty Trust (see Note 2 for additional information). The effective income tax rate in 1994 and 1993 exceeds the federal statutory rate due primarily to state income taxes, partially offset by income tax credits from coal-seam gas production. The extraordinary loss results from the early extinguishment of debt (see Note 4 for additional information).

Six Months Ended June 30, 1994 vs. Six Months Ended June 30, 1993

Northwest Pipeline's revenues decreased 12 percent as higher average transportation rates and expanded firm transportation service were more than offset by the absence of natural gas sales following the fourth quarter 1993 implementation of FERC Order 636. Total mainline throughput increased 7 percent. Firm transportation service increased due to a mainline expansion, supported by 15-year firm transportation contracts, being placed into service on April 1, 1993. Northwest Pipeline also placed new, increased transportation rates into effect on April 1, 1993 (subject to refund), that reflected the new mainline expansion and straight-fixed- variable rate design that moderates seasonal swings in operating revenues. Costs and operating expenses decreased 35 percent due primarily to the absence of natural gas purchase volumes, slightly offset by increased depreciation related to the mainline expansion. Operating profit increased 15 percent due primarily to expanded firm transportation service and higher transportation rates, partially offset by the absence of natural gas sales volumes in 1994, increased accruals related to rate issues and increased depreciation.

Williams Natural Gas' revenues, costs and operating expenses and operating profit decreased 57 percent, 68 percent and 33 percent, respectively, primarily as a result of the implementation of FERC Order 636 on October 1, 1993 and new rates required by the Order. FERC Order 636 utilizes a straight-fixed-variable rate design which is applied to each customer's annual firm contract demand for transportation. This provides relatively consistent earnings from quarter-to-quarter versus the historical one-part rate which was applied to seasonal volume patterns and produced high levels of earnings in the first and fourth quarters.

Williams Field Services Group's revenues decreased 29 percent due primarily to 44 percent lower natural gas sales volumes as a result of the March 1993 sale of Williams' intrastate natural gas pipeline system and related marketing operations in Louisiana. Liquid product volumes also decreased, largely offset by increased gathering and processing volumes of 14 percent and 20 percent, respectively. Cost and operating expenses decreased 33 percent due primarily to lower natural gas volumes purchased for resale, lower gas purchase volumes associated with the liquids extraction process and a favorable adjustment of an accrual related to operating taxes, partially offset by higher operating and maintenance expenses at expanded gathering facilities. Operating profit decreased 9 percent due primarily to lower liquids volumes and per-unit margins and higher operations and maintenance expenses associated with expanded facilities, partially offset by higher gathering and processing volumes and a favorable operating taxes adjustment. Depressed gas liquids margins that prevented this company from being even more profitable during the first half of 1994 appeared to be improving as the third quarter began.

Williams Pipe Line's revenues increased 33 percent due primarily to gas liquids and fractionator operations in addition to 12 percent higher shipments. The higher shipments result from volumes being transported across 300 miles of pipeline acquired in December 1993. The slightly higher average transportation rate per barrel reflects a 3 percent increase in the length of the average haul in addition to an increased tariff rate that went into effect in June 1993, offset by a lower average transportation rate per barrel of the newly acquired pipeline. Operating profit increased 27 percent due primarily to increased shipments and a favorable insurance settlement, partially offset by higher operating and maintenance expenses.

Williams Energy Ventures' revenues decreased 9 percent as the effect of reporting refined product trading activities on a "net margin" basis, effective July 1, 1993, is partially offset by revenues produced from newly established petroleum services activities. Operating profit decreased significantly reflecting lower results from price-risk management services and the costs of establishing energy industry information-based products and evaluating projects that complement or leverage Williams' existing operations and assets, partially offset by the newly established petroleum services activities. Price-risk management services results declined due to decreased refined products trading margins and unfavorable operating and general and administrative expenses, offset by increased refined products trading volumes and improved results from natural gas trading activities.

WilTel's revenues increased 35 percent due to increases of $118 million in network services and $33 million in equipment sales and services. Switched-services revenues increased reflecting a 106 percent increase in switched minutes. Private line services' interexchange revenues increased as a result of a 29 percent increase in billable circuits. The increase in equipment sales and service was due in large part to the BellSouth acquisition. Costs and operating and selling, general and administrative expenses increased primarily as a result of increased volumes in the network services business and increased equipment sales and services. Operating profit increased 52 percent due primarily to an increase in switched-services minutes and private line circuits and higher volumes from equipment sales and services. These increases more than offset a major carrier's long expected removal of traffic from WilTel's system to the carrier's expanded network.

Interest accrued decreased 11 percent due primarily to lower borrowing levels. Interest capitalized decreased due primarily to the completion of Northwest Pipeline's mainline expansion which was placed in service April 1, 1993. Investing income decreased due primarily to lower equity earnings for Apco Argentina Inc., lower investment levels and a decline in Texasgulf Inc. dividends, in addition to the sale of a portion of Williams' interest in Northern Border Partners, L.P., partially offset by higher Kern River Gas Transmission Company equity earnings. Kern River's equity earnings include a favorable adjustment to rate refund accruals related to Kern River's current rate case. The 1994 gain on sales of assets results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The 1993 gain on sales of assets results from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust and the sale of the intrastate natural gas pipeline system and other related assets in Louisiana (see Note 2 for additional information). Other expense--net in 1994 includes a credit for $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies which expired. Also included is approximately $4 million of expense related to Statement of Financial Accounting Standards
(SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which relates to postemployment benefits being paid to employees of companies previously sold. Other expense--net in 1993 includes $6 million of expense accruals for certain costs associated with businesses previously sold, offset with $6 million of equity AFUDC related to the Northwest Pipeline mainline expansion. The effective income tax rate in 1994 approximates the federal statutory rate as the effect of state income taxes is offset by the effects of income tax credits from coal-seam gas production and a favorable prior-year state income tax adjustment. The effective income tax rate in 1993 is greater than the federal statutory rate as the effect of state income taxes is partially offset by income tax credits from coal-seam gas production. The extraordinary loss results from the early extinguishment of debt (see Note 4 for additional information).

Financial Condition and Liquidity

Liquidity

Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At June 30, 1994, Williams had access to $500 million of liquidity representing the unborrowed portion of its $600 million bank-credit facility. This compares with liquidity of $639 million at December 31, 1993, and $845 million at June 30, 1993, including $37 million from Northwest Pipeline.

Financing Activities

The consolidated long-term debt to long-term debt-plus-equity ratio decreased to 44.1 percent at June 30, 1994, from 48.2 percent at December 31, 1993.

During the second quarter of 1994, Williams paid $295 million to redeem higher interest rate debt (see Note 4 for additional information). These redemptions were financed through the use of excess cash, proceeds from the sale of the Northern Border Partners, L.P. common units, and borrowings.

Other

In an April 1994 public offering, Williams sold 3,461,500 limited partner common units in Northern Border Partners, L.P. Net proceeds of the offering were approximately $80 million (see Note 2 for additional information).

See Note 5 for the effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994.

In May 1994, Williams received unsolicited, alternative offers from LDDS Communications, Inc. (LDDS) to acquire Williams' telecommunications subsidiary. At its May 1994 meeting, Williams' board of directors declined these offers but authorized the management of the Company to explore with LDDS other transactions and to continue to study other alternatives, including the continued ownership and operation of the telecommunications business. Since the meeting, the management is continuing to carry out these directives.

                          PART II.  OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders of the Company was held on May 19, 1994. At the Annual Meeting, eight individuals were elected as directors of the Company. Six individuals continue to serve as directors pursuant to their prior election. In addition, a proposal to amend the Company's Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of Common Stock was approved, and the appointment of Ernst & Young as the independent auditor of the Company for 1994 was ratified.

              A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

              Election of Directors

              Name                                         For                  Withheld
              ----                                         ---                  --------
              Harold W. Andersen                         92,331,094             493,083
              Keith E. Bailey                            92,348,104             476,073
              Ralph E. Bailey                            92,336,272             487,905
              Ervin S. Duggan                            92,385,842             438,335
              James C. Lewis                             92,380,640             443,537
              Jack A. MacAllister                        92,357,224             466,953
              James A. McClure                           92,339,273             484,904
              Peter C. Meinig                            92,389,193             434,984


              Amendment to Restated Certificate of Incorporation

                  For                                       Against                                  Abstain
                  ---                                       -------                                  -------
              87,709,266                                    4,695,185                                419,726

              Ratification of Appointment of Independent Auditor

                  For                                       Against                                  Abstain
                  ---                                       -------                                  -------
              92,182,902                                    259,296                                  381,979


              To the best of the Company's knowledge, there were no broker nonvotes with respect to the election of directors, the approval of the amendment or the ratification of the auditor.

                    PART II.  OTHER INFORMATION (Concluded)



Item 6.       Exhibits and Reports on Form 8-K

              (a)   The exhibits listed below are filed as part of this report:

                       Exhibit 11--Computation of Earnings Per Common and
                                   Common- equivalent Share

                       Exhibit 12--Computation of Ratio of Earnings to Combined
                                   Fixed Charges and Preferred Stock
                                   Dividend Requirements

              (b) During the second quarter of 1994, the Company did not file a Form 8-K.

                                                                      Exhibit 11

                          THE WILLIAMS COMPANIES, INC.
         COMPUTATION OF EARNINGS PER COMMON AND COMMON-EQUIVALENT SHARE
                    Six months ended June 30, 1994 and 1993


                                                                                               (Thousands, except
                                                                                                per-share amounts)
                                                                                          -----------------------------
                                                                                            1994                 1993
                                                                                          --------             --------
Primary earnings:
  Income before extraordinary loss                                                        $126,800             $161,700
  Preferred stock dividends:
    $2.21 cumulative preferred stock                                                         4,400                4,400
    $3.875 cumulative convertible exchangeable
      preferred stock                                                                            -                2,900
                                                                                          --------             --------
  Income before extraordinary loss, net of preferred
    stock dividends                                                                        122,400              154,400
  Extraordinary loss                                                                       (11,100)                   -
                                                                                          --------             --------
  Income applicable to common stock                                                       $111,300             $154,400
                                                                                          ========             ========

Primary shares:
  Average number of common shares outstanding
    during the period                                                                      103,610               94,786
  Common-equivalent shares attributable to
    options and deferred stock                                                                 890                1,162
                                                                                           -------               ------
  Total common and common-equivalent shares                                                104,500               95,948
                                                                                           =======               ======

Primary earnings per common and common-equivalent share:
  Income before extraordinary loss                                                           $1.17                $1.61
  Extraordinary loss                                                                          (.11)                   -
                                                                                             -----                -----
  Net income                                                                                 $1.06                $1.61
                                                                                             =====                =====

Fully diluted earnings:
  Income before extraordinary loss                                                        $126,800             $161,700
  Preferred stock dividends:
    $2.21 cumulative preferred stock                                                         4,400                4,400
                                                                                          --------             --------
  Income before extraordinary loss, net of preferred
    stock dividends                                                                        122,400              157,300
  Extraordinary loss                                                                       (11,100)                   -
                                                                                          --------             --------
  Income applicable to common stock                                                       $111,300             $157,300
                                                                                          ========             ========

Fully diluted shares:
  Average number of common shares outstanding
    during the period                                                                      103,610               94,786
  Common-equivalent shares attributable to options
    and deferred stock                                                                         955                1,398
  Shares attributable to conversion, assumed at
    January 1, 1993 to the conversion dates, of
    convertible exchangeable preferred stock                                                     -                6,312
                                                                                           -------              -------
  Total common and common-equivalent shares                                                104,565              102,496
                                                                                           =======              =======

Fully diluted earnings per common and common-equivalent share:
  Income before extraordinary loss                                                           $1.17                $1.53
  Extraordinary loss                                                                          (.11)                   -
                                                                                             -----                -----
  Net income                                                                                 $1.06                $1.53
                                                                                             =====                =====

                                                                      Exhibit 12

                 THE WILLIAMS COMPANIES, INC. AND SUBSIDIARIES
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                   AND PREFERRED STOCK DIVIDEND REQUIREMENTS
                             (Dollars in millions)


                                                                                         Six Months Ended
                                                                                           June 30, 1994
                                                                                         ----------------
Earnings:
   Income before income taxes                                                                  $194.6
   Add:
      Interest expense - net                                                                     71.9
      Rental expense representative of interest factor                                           18.5
      Interest accrued - 50 percent owned company                                                15.6
      Other                                                                                       1.2
                                                                                               ------
         Total earnings as adjusted plus fixed charges                                         $301.8
                                                                                               ======

Fixed charges and preferred stock dividend requirements:
   Interest expense - net                                                                      $ 71.9
   Capitalized interest                                                                           3.3
   Rental expense representative of interest factor                                              18.5
   Pretax effect of dividends on preferred stock of
      the Company                                                                                 6.8
   Interest accrued - 50 percent owned company                                                   15.6
                                                                                               ------
         Combined fixed charges and preferred stock dividend
           requirements                                                                        $116.1
                                                                                               ======
Ratio of earnings to combined fixed charges and
   preferred stock dividend requirements                                                         2.60
                                                                                               ======

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE WILLIAMS COMPANIES, INC.
                                         (Registrant)


                                         /s/ Gary R. Belitz
                                         Gary R. Belitz
                                         Controller
                                         (Duly Authorized Officer and
                                          Chief Accounting Officer)

August 15, 1994

                              INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                             EXHIBITS                            PAGES
- -------                            --------                        ------------

  11 Computation of Earnings per Common and Common-equivalent share

  12    Computation of Ratio of Earnings to Combined Fixed
        Charges and Preferred Stock Dividend Requirements