Form 10-Q
period 1994-09-30
WILLIAMS COMPANIES INC
filed 1994-11-14
CIK 107263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1994
                               -------------------------------------------------

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number                             1-4174
                       --------------------------------------------------------

                         THE WILLIAMS COMPANIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                73-0569878
- --------------------------------------- ----------------------------------------
       (State of Incorporation)           (IRS Employer Identification Number)


         ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                               74172
- --------------------------------------- ----------------------------------------
(Address of principal executive office)               (Zip Code)


Registrant's telephone number:                    (918) 588-2000
                                        ---------------------------------------

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


                  Class                      Outstanding at October 31, 1994
- --------------------------------------- ----------------------------------------
      Common Stock, $1 par value                   95,969,347 Shares

                          THE WILLIAMS COMPANIES, INC.
                                     INDEX


                                                                                                                 Page
                                                                                                                 ----
Part I.  Financial Information

    Item 1.  Financial Statements

       Consolidated Statement of Income--Three Months and Nine Months
          Ended September 30, 1994 and 1993                                                                       2

       Consolidated Balance Sheet--September 30, 1994 and
          December 31, 1993                                                                                       4

       Consolidated Statement of Cash Flows--Nine Months
          Ended September 30, 1994 and 1993                                                                       6

       Notes to Consolidated Financial Statements                                                                 8

    Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                                       16

Part II.  Other Information                                                                                      22

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

       Exhibit 2--Plan of Acquisition, Reorganization, Arrangement,
                    Liquidation or Succession

       Exhibit 11--Computation of Earnings Per Common and Common-
                     equivalent Share

       Exhibit 12--Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock Dividend
                     Requirements

       Exhibit 27--Financial Data Schedule

                          THE WILLIAMS COMPANIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                                                 (Millions)
                                                                        -----------------------------------------------------------
                                                                          Three months ended                  Nine months ended
                                                                              September 30,                      September 30,
                                                                        ------------------------          -------------------------
                                                                         1994             1993*             1994             1993*
                                                                        ------            ------          --------         --------
Revenues:
  Interstate Natural Gas Pipelines:
     Northwest Pipeline                                                 $ 57.0            $ 74.6          $  179.5         $  214.0
     Williams Natural Gas                                                 74.6              19.9             166.1            232.0
  Williams Field Services Group                                          146.9             136.0             441.6            551.9
  Liquids Pipeline/Energy Ventures:
     Williams Pipe Line                                                   52.6              53.5             152.5            128.9
     Williams Energy Ventures                                             46.9              10.4              99.5             67.9
  WilTel Communications Systems                                          104.7              81.2             276.1            220.4
  Other                                                                    5.4               2.8              12.6              8.0
  Intercompany eliminations                                              (20.8)             (7.4)            (54.1)           (50.1)
                                                                        ------            ------          --------         --------

     Total revenues                                                      467.3             371.0           1,273.8          1,373.0
                                                                        ------            ------          --------         --------

Profit-center costs and expenses:
  Costs and operating expenses                                           335.4             267.1             857.9            995.1
  Selling, general and administrative expenses                            55.4              45.7             167.3            147.7
  Other income--net                                                       (2.2)             (2.7)             (5.3)            (8.6)
                                                                        ------            ------          --------         --------

     Total profit-center costs and expenses                              388.6             310.1           1,019.9          1,134.2
                                                                        ------            ------          --------         --------

Operating profit (loss):
  Interstate Natural Gas Pipelines:
     Northwest Pipeline                                                   24.1              29.0              81.4             78.7
     Williams Natural Gas                                                 10.4              (7.4)             33.7             27.4
  Williams Field Services Group                                           28.7              24.3              92.1             93.7
  Liquids Pipeline/Energy Ventures:
     Williams Pipe Line                                                   12.2              15.3              40.3             37.5
     Williams Energy Ventures                                              (.8)              1.4                .2              7.7
  WilTel Communications Systems                                            5.7               2.9              12.2              5.7
  Other                                                                   (1.6)             (4.6)             (6.0)           (11.9)
                                                                        ------            ------          --------         --------

     Total operating profit                                               78.7              60.9             253.9            238.8

General corporate expenses                                                (6.0)             (6.7)            (21.0)           (22.5)
Interest accrued                                                         (34.7)            (37.6)           (105.1)          (114.7)
Interest capitalized                                                       1.1               1.6               4.4              8.3
Investing income                                                           8.0              15.5              38.8             51.7
Gain on sales of assets (Note 3)                                             -                 -              22.7             97.5
Other income--net                                                          1.5                .2               2.3               .2
                                                                        ------            ------          --------         --------

Income from continuing operations
   before income taxes                                                    48.6              33.9             196.0            259.3
Provision for income taxes (Note 4)                                       16.4              27.0              65.3            109.1
                                                                        ------            ------          --------         --------

Income from continuing operations                                         32.2               6.9             130.7            150.2


*Restated as described in Note 2.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Concluded)
                                  (Unaudited)

                                                                          Three months ended                  Nine months ended
                                                                              September 30,                      September 30,
                                                                        ------------------------          -------------------------
                                                                         1994             1993*             1994             1993*
                                                                        ------            ------          --------         --------
Income from continuing operations                                       $   32.2         $    6.9         $  130.7        $  150.2

Income from discontinued operations (Note 2)                                23.4             11.1             51.7            29.5
                                                                        --------         --------         --------        --------

Income before extraordinary loss                                            55.6             18.0            182.4           179.7
Extraordinary loss (Note 5)                                                    -                -            (11.1)              -
                                                                        --------         --------         --------        --------

Net income                                                                  55.6             18.0            171.3           179.7
Preferred stock dividends                                                    2.2              2.2              6.6             9.5
                                                                        --------         --------         --------        --------

Income applicable to common stock                                       $   53.4         $   15.8         $  164.7        $  170.2
                                                                        ========         ========         ========        ========

Primary earnings per common and
   common-equivalent share:
      Income from continuing operations                                 $    .29         $    .04         $   1.19        $   1.43
      Income from discontinued operations                                    .22              .11              .49             .30
                                                                        --------         --------         --------        --------
      Income before extraordinary loss                                       .51              .15             1.68            1.73
      Extraordinary loss                                                       -                -             (.11)              -
                                                                        --------         --------         --------        --------

      Net income                                                        $    .51         $    .15         $   1.57        $   1.73
                                                                        ========         ========         ========        ========

      Average shares (thousands)                                         104,786          103,634          104,595          98,538

Fully diluted earnings per common and
   common-equivalent share:
      Income from continuing operations                                 $    .29         $    .04         $   1.19        $   1.39
      Income from discontinued operations                                    .22              .11              .49             .29
                                                                        --------         --------         --------        --------
      Income before extraordinary loss                                       .51              .15             1.68            1.68
      Extraordinary loss                                                       -                -             (.11)              -
                                                                        --------         --------         --------        --------

      Net income                                                        $    .51         $    .15         $   1.57        $   1.68
                                                                        ========         ========         ========        ========

      Average shares (thousands)                                         104,786          103,732          104,639         102,894

Cash dividends per common share                                         $    .21         $    .19         $    .63        $    .57
                                                                        ========         ========         ========        ========





*Restated as described in Note 2.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                             (Millions)
                                                                                ------------------------------------
                                                                                September 30,           December 31,
                                                                                    1994                   1993
                                                                                -------------           ------------
                                                                                 (Unaudited)
ASSETS
- ------

Current assets:
  Cash and cash equivalents                                                       $    28.0              $    64.3
  Receivables                                                                         393.8                  360.1
  Inventories                                                                         123.8                  108.2
  Recoverable contract-reformation and gas costs                                       36.4                   24.4
  Net assets of discontinued operations (Note 2)                                      595.7                      -
  Deferred income taxes                                                                43.1                   40.3
  Other                                                                                49.9                   29.2
                                                                                  ---------              ---------

    Total current assets                                                            1,270.7                  626.5

Investments (Note 3)                                                                  372.0                  437.1

Property, plant and equipment, at cost                                              4,215.6                5,033.1
Less accumulated depreciation and depletion                                        (1,166.8)              (1,354.5)
                                                                                  ---------              ---------
                                                                                    3,048.8                3,678.6

Recoverable contract-reformation and gas costs                                         47.7                   59.9

Other assets and deferred charges                                                     168.1                  218.3
                                                                                  ---------              ---------

    Total assets                                                                  $ 4,907.3              $ 5,020.4
                                                                                  =========              =========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                               (Millions)
                                                                                  ------------------------------------
                                                                                  September 30,           December 31,
                                                                                      1994                    1993
                                                                                  -------------           ------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Notes payable (Note 8)                                                             $  134.5              $      -
  Accounts payable                                                                      208.5                 298.4
  Accrued liabilities                                                                   363.3                 380.3
  Long-term debt due within one year (Note 7)                                            33.0                  54.0
                                                                                     --------              --------
    Total current liabilities                                                           739.3                 732.7
Long-term debt (Notes 5 and 7)                                                        1,544.0               1,604.8
Deferred income taxes                                                                   649.6                 625.2
Deferred income and other liabilities                                                   226.6                 333.7
Contingent liabilities and commitments (Note 9)
Stockholders' equity:
  Preferred stock, $1 par value, 30,000,000 shares
    authorized, 4,000,000 shares issued                                                 100.0                 100.0
  Common stock, $1 par value, 240,000,000 shares
    authorized, 104,346,814 shares issued in
    1994 and 103,078,505 shares issued in 1993                                          104.3                 103.1
  Capital in excess of par value                                                        989.4                 959.1
  Retained earnings                                                                     662.9                 563.7
  Unamortized deferred compensation                                                      (2.6)                 (1.9)
                                                                                     --------              --------
                                                                                      1,854.0               1,724.0
                                                                                     --------              --------

  Less treasury stock, 3,442,189 shares of common stock
    at cost (Note 8)                                                                   (106.2)                    -
                                                                                     --------              --------

      Total stockholders' equity                                                      1,747.8               1,724.0
                                                                                     --------              --------

      Total liabilities and stockholders' equity                                     $4,907.3              $5,020.4
                                                                                     ========              ========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                               (Millions)
                                                                                      ---------------------------
                                                                                           Nine months ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                        1994               1993*
                                                                                      -------             -------
OPERATING ACTIVITIES:
  Net income                                                                          $ 171.3             $ 179.7
  Adjustments to reconcile to cash provided from
     operations:
        Income from discontinued operations                                             (51.7)              (29.5)
        Extraordinary loss                                                               11.1                   -
        Depreciation and depletion                                                      110.8               102.8
        Provision for deferred income taxes                                              13.6                19.8
        (Gain) loss on sales of property, plant and equipment                              .9              (100.9)
        Gain on sale of investment                                                      (22.7)                  -
        Changes in receivables sold                                                         -               (94.7)
        Changes in receivables                                                          (50.4)              154.6
        Changes in inventories                                                           (8.8)                5.1
        Changes in other current assets                                                 (31.7)              (24.6)
        Changes in accounts payable                                                     (13.2)              (89.0)
        Changes in accrued liabilities                                                   16.7               (73.1)
        Other, including changes in non-current assets
           and liabilities                                                               23.7                73.7
                                                                                      -------             -------
        Net cash provided by continuing operations                                      169.6               123.9
        Net cash provided by discontinued operations                                    162.6               121.5
                                                                                      -------             -------

           Net cash provided by operating activities                                    332.2               245.4
                                                                                      -------             -------

FINANCING ACTIVITIES:
  Changes in notes payable                                                              134.5                   -
  Proceeds from long-term debt                                                          225.0                   -
  Payments of long-term debt:
     Continuing operations                                                             (194.6)             (169.1)
     Discontinued operations                                                           (137.8)                  -
  Proceeds from issuance of common stock                                                 25.0                54.3
  Purchases of treasury stock (Note 8)                                                 (106.2)                  -
  Dividends paid                                                                        (72.1)              (65.6)
  Other--net                                                                             14.5                (2.1)
                                                                                      -------             -------

        Net cash used by financing activities                                          (111.7)             (182.5)
                                                                                      -------             -------





*Restated as described in Note 2.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Concluded)
                                  (Unaudited)

                                                                                               (Millions)
                                                                                       --------------------------
                                                                                            Nine months ended
                                                                                              September 30,
                                                                                       --------------------------
                                                                                        1994               1993*
                                                                                       -------            -------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures:
        Continuing operations                                                          (199.6)             (302.1)
        Discontinued operations                                                         (93.5)              (62.6)
     Proceeds from sales                                                                  1.0               294.1
     Changes in accounts payable and accrued liabilities                                  3.6               (59.8)
  Acquisition of businesses                                                             (47.1)                  -
  Proceeds from sale of investments                                                      80.6                 8.8
  Other--net                                                                             (1.8)               (4.3)
                                                                                      -------             -------

        Net cash used by investing activities                                          (256.8)             (125.9)
                                                                                      -------             -------

        Decrease in cash and cash equivalents                                           (36.3)              (63.0)

Cash and cash equivalents at beginning of period                                         64.3               212.3
                                                                                      -------             -------

Cash and cash equivalents at end of period                                            $  28.0             $ 149.3
                                                                                      =======             =======





*Restated as described in Note 2.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  General

The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1993 Annual Report Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments which Williams considers necessary to present fairly its financial position at September 30, 1994 and results of operations for the three months and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993. WilTel's network services operations are presented as discontinued operations (see Note 2). The 1993 third quarter provision for income taxes includes the effect of a one-percent increase in the federal income tax rate (see Note 4).

Prior to the fourth quarter of 1993 when Federal Energy Regulatory Commission
(FERC) Order 636 was adopted, operating profit of reported business units varied substantially by quarter. While Northwest Pipeline and Williams Natural Gas historically have experienced their greatest profitability in the first and fourth quarters, implementation of Order 636 is moderating seasonal fluctuations in operating profit (see Note 9).


Note 2.  Discontinued operations

In the third quarter of 1994, Williams signed a definitive agreement to sell WilTel's network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale, subject to various federal and state agency approvals, is expected to close by year-end or early 1995 and is expected to yield an estimated after-tax gain of at least $950 million. Under the terms of the agreement, Williams will retain WilTel Communications Systems, Inc., a national telecommunications equipment supplier and service company, and Vyvx, Inc., which operates a national video network specializing in broadcast television applications. The Consolidated Financial Statements have been prepared to present operating results of network services as discontinued operations, with prior period operating results and cash flows restated.

Summarized operating results of discontinued operations are as follows:

                                                                        (Millions)
                                                 --------------------------------------------------------
                                                    Three months ended                Nine months ended
                                                       September 30,                    September 30,
                                                 -----------------------           ----------------------
                                                  1994             1993             1994            1993
                                                 ------           ------           ------          ------
Revenues                                         $243.6           $175.5           $657.0          $475.7
Operating profit                                   40.4             24.1             93.5            65.0
Provision for income taxes                         15.6              8.9             34.5            21.0
Income from
  discontinued operations                          23.4             11.1             51.7            29.5

The assets and liabilities that will be transferred to LDDS in the sale of the network services operations are presented in the Consolidated Balance Sheet on a net basis at September 30, 1994. The balance sheet at December 31, 1993 has not been restated.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 3.  Sales of assets

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


Note 4.  Provision for income taxes

The provision (credit) for income taxes from continuing operations includes:

                                                                        (Millions)
                                                ---------------------------------------------------------
                                                  Three months ended                 Nine months ended
                                                     September 30,                     September 30,
                                                -----------------------            ----------------------
                                                 1994             1993              1994            1993
                                                ------           ------            ------          ------
                 Current:
                    Federal                      $ 6.4            $(3.7)            $46.0          $ 69.0
                    State                          1.7             (1.2)              5.7            20.3
                                                 -----            -----             -----          ------
                                                   8.1             (4.9)             51.7            89.3
                                                 -----            -----             -----          ------
                 Deferred:
                    Federal                       16.8             28.6              12.4            21.4
                    State                         (8.5)             3.3               1.2            (1.6)
                                                 -----            -----             -----          ------
                                                   8.3             31.9              13.6            19.8
                                                 -----            -----             -----          ------
                 Total provision                 $16.4            $27.0             $65.3          $109.1
                                                 =====            =====             =====          ======

The effective income tax rate in 1994 is less than the federal statutory rate due primarily to the effects of income tax credits from coal-seam gas production and a favorable prior-year state income tax adjustment, partially offset by state income taxes related to 1994.

The effective income tax rate in 1993 is greater than the federal statutory rate as the cumulative effect of a one-percent increase in the federal income tax rate and the effect of state income taxes are partially offset by the effects of income tax credits from coal-seam gas production. The 1993 provision for income taxes includes the effect of a one-percent increase in the federal income tax rate which was made retroactive to January 1, 1993. Third quarter net income was reduced by $15 million, representing the $20 million cumulative effect on deferred income taxes through June 30, 1993, net of $5 million in related regulatory effects included in revenues.

Cash payments for income taxes for the nine months ended September 30, 1994 and 1993 are $81 million (before refunds of $6 million) and $99 million, respectively.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




Note 5.  Extraordinary loss

The extraordinary loss results from early extinguishment of debt. Williams paid $295 million to redeem higher interest rate debt for an $11.1 million after-tax loss (net of $7.1 million benefit for income taxes).


Note 6.  Postemployment benefits

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


Note 7.  Long-term debt

Long-term debt consists of the following amounts:


                                                          Weighted                   (Millions)
                                                           average          ---------------------------------
                                                          interest          September 30,        December 31,
                                                            rate*               1994                 1993
                                                          --------          ------------         ------------
The Williams Companies, Inc.
   Revolving credit loans                                   5.2%              $  225.0              $      -
   Debentures, 8.875% - 10.25%,
      payable 2012, 2020 and 2021                           9.5                  400.0                 400.0
   Notes, 7.5% - 13%,
      payable through 2001                                  8.3                  363.8                 524.8
   Capital lease obligations,
      11.1%, payable through 2014                          11.1                   31.1                  31.4
Northwest Pipeline
   Debentures, 9% - 10.65%,
      payable through 2022                                  9.6                  293.0                 304.3
   Adjustable rate notes,
      payable through 2002                                  9.0                   13.3                  15.0
Williams Natural Gas
   Debentures, 10.25%,
      payable in 1997                                      10.3                  120.0                 120.0
Williams Field Services Group
   Other, payable through 1999                              8.0                    6.0                     -
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                                  9.3                  120.0                 130.0
WilTel
   Notes at 9.61% and 9.81%                                   -                      -                 127.5
   Other                                                    8.0                    4.8                   5.8
                                                                              --------              --------
                                                                               1,577.0               1,658.8
Current portion of long-term debt                                                (33.0)                (54.0)
                                                                              --------              --------
                                                                              $1,544.0              $1,604.8
                                                                              ========              ========

* September 30, 1994

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Cash payments for interest (net of amounts capitalized) for the nine months ended September 30, 1994 and 1993 are $118 million and $124 million, respectively.


Note 8.  Treasury stock

During the third quarter of 1994, the Williams board of directors authorized the open-market purchase of up to $800 million of Williams' common stock over the next twelve months. At September 30, 1994, 3,442,189 shares had been purchased at a total cost of $106.2 million. In connection with these purchases, Williams has borrowed, through one of its subsidiaries, $92 million under a short-term $400 million bank credit agreement.


Note 9.  Contingent liabilities and commitments

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

Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $123 million at September 30, 1994; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, $75 million of revenues has been reserved for potential refund as of September 30, 1994.

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

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Contract Reformations and Gas Purchase Deficiencies

Williams Natural Gas has undertaken the reformation of its respective gas supply contracts to settle gas purchase deficiencies, avoid future gas purchase deficiencies, reduce prices to market levels or make other appropriate modifications. As of September 30, 1994, Williams Natural Gas had total supplier take-or-pay, ratable take and minimum take claims totaling approximately $227 million, including a producer's take-or-pay claim of $203 million plus interest and ratable take claims exceeding $23 million plus interest which Williams Natural Gas believes were resolved on October 3, 1994, as discussed below.

Williams Natural Gas and a producer have executed a number of definitive agreements to resolve outstanding issues between the two companies and restructure their relationship. Among other things, the agreements terminate Williams Natural Gas' largest gas purchase contract and resolve a number of disputes and litigation, including the above-described claim by the producer for the take-or-pay deficiencies and a gas pricing dispute. With respect to the latter dispute, Williams Natural Gas will pay the producer $35 million in cash and is committed to pay an additional $40 million under certain circumstances, all but a small portion of which payments Williams Natural Gas believes it will be permitted to recover from certain of its former sales customers. Portions of the settlement are subject to regulatory approvals, including the regulatory abandonment of a certain Williams Natural Gas gathering system on terms acceptable to Williams Natural Gas. Williams Natural Gas believes that recorded accruals are adequate, in light of its expectation that almost all of the cash payments can be recovered from its customers.

Williams Natural Gas also has commitments under gas supply contracts reflecting prices in excess of market-based prices. The estimated commitment amounts at December 31, 1993, attributable to these contracts were:

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

Williams has an accounting policy of determining accruals taking into consideration both historical and future gas quantities and appropriate prices to determine an estimated total exposure. This exposure is discounted and risk-weighted to determine the appropriate accrual. The estimated portion recoverable from sales and transportation customers is deferred based on Williams' estimate of its expected recovery of the amounts allowed by FERC policy. As of September 30, 1994, Williams Natural Gas had a remaining accrual of $49 million for take-or-pay settlements and reformation of the non-market responsive contracts. Although Williams believes these accruals are adequate, the actual amount paid for take-or-pay settlements and contract reformation will depend on the outcome of various court proceedings; the provisions and enforceability of each gas purchase contract; the success of settlement negotiations; and other factors.

Current FERC policy associated with Orders 436 and 500 requires interstate gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Pursuant to FERC Order 500, Williams Natural Gas has filed to recover a portion of previously incurred take-or-pay and contract-reformation costs. As of September 30, 1994, this subsidiary had $48 million included in recoverable contract-reformation and take- or-pay settlement costs, $41 million of which had not yet been paid and filed for recovery with the FERC. Under Orders 636, 636-A and 636-B, costs incurred to comply with these rules are permitted to be recovered in full, although 10 percent of such costs must be allocated to interruptible transportation service.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Other Legal Matters

Williams Natural Gas has identified polychlorinated biphenyl (PCB) contamination in air compressor systems, disposal pits and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) to develop additional screening, detailed sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities. As of September 30, 1994, Williams Natural Gas had recorded a liability for approximately $28 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Williams Natural Gas deferred these costs pending recovery as incurred through future rates and other means.

In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At September 30, 1994, Williams had approximately $6 million

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities and other factors.

A lawsuit was filed on May 14, 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. On June 28, 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. This decision is being appealed by the plaintiffs. Subsequently on July 14, 1994, two plaintiffs filed an individual lawsuit against Northwest Pipeline and others in U.S. district court in Colorado, making essentially the same claims. Northwest Pipeline intends to vigorously defend this lawsuit.

On December 31, 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. On September 13, 1994, the Court granted summary judgment in favor of the defendants; the Tribe has indicated it intends to appeal. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

Relative to a proposal for the acquisition of WilTel submitted to Williams by LDDS Communications, Inc. (LDDS), contained in a letter dated May 3, 1994, and attached as an exhibit to a report on Form 8-K filed by LDDS on that day, two class action lawsuits were filed on May 9, 1994, in the Chancery Court of Delaware alleging that Williams' directors breached their fiduciary duty to the plaintiff and the members of the putative class by summarily rejecting the LDDS proposal and by issuing false and misleading statements. On September 26, 1994, both suits were dismissed without prejudice. (See Note 2 for information regarding the sale of WilTel's network services operations.)

On October 6, 1994, the Antitrust Division of the Department of Justice issued a civil investigation demand to Williams Natural Gas concerning its provision of transportation services in Kansas and Missouri. Williams Natural Gas is preparing a response, but believes that it has not violated the antitrust laws in the conduct of its business.

In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries incidental to their operations.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Summary

Williams does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse financial effect upon Williams in the future.

Other matters

WilTel is selling, with limited recourse, certain receivables related to the network services operations. The aggregate limit under the facility is $80 million and $80 million of such receivables had been sold at September 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Third Quarter 1994 vs. Third Quarter 1993

Northwest Pipeline's revenues decreased 24 percent due primarily to the absence of natural gas sales following the fourth quarter 1993 implementation of Federal Energy Regulatory Commission's (FERC) Order 636. In addition revenues declined because of the 1993 regulatory accounting effect of an increase in federal income tax rates. Total mainline throughput increased 6 percent.
Costs and operating expenses decreased 35 percent due primarily to the absence of natural gas purchase volumes. Operating profit decreased 17 percent due primarily to increased accruals related to rate issues, and the 1993 regulatory accounting effect of an increase in federal income tax rates (the impact of which was offset by additional deferred income tax expense). Since Northwest Pipeline began preparing for FERC Order 636 long before it was formally implemented on November 1, 1993, the order had little impact on the quarter-to-quarter operating profit variance.

Williams Natural Gas' revenues and costs and operating expenses increased significantly in the third quarter of 1994, as compared to the third quarter of 1993. The increase resulted primarily from the direct billing of purchased gas adjustment amounts of $30 million. Operating profit of $10.4 million for the third quarter of 1994 compares to an operating loss of $7.4 million for the third quarter of 1993. 1993 included a $2.5 million reversal of excess contract-reformation costs that had been previously accrued in addition to the regulatory accounting effect of an increase in the federal income tax rate. Operating profit increased primarily as a result of the implementation of FERC Order 636 on October 1, 1993 and new rates required by the Order. FERC Order 636 utilizes a straight-fixed-variable rate design which is applied to each customer's annual firm contract demand for transportation. This provides relatively consistent earnings from quarter-to-quarter versus the historical one-part rate which was applied to seasonal volume patterns and produced high levels of earnings in the first and fourth quarters. See Note 9 for disclosures regarding the favorable resolution of litigation involving Williams Natural Gas.

Williams Field Services Group's revenues increased 8 percent due primarily to increased natural gas sales volumes from company owned production, higher natural gas marketing sales volumes and increased gathering and processing volumes of 11 percent, partially offset by lower average gathering and processing rates and natural gas sales prices. Costs and operating expenses increased due primarily to higher operating and maintenance and depreciation expenses at expanded gathering facilities and higher gas marketing purchase volumes, partially offset by lower per-unit gas marketing supply costs and reduced gas costs associated with the liquids extraction process. Operating profit increased 18 percent due to higher gathering and processing volumes, increased liquids margins, improved company owned gas production activities, and higher other revenues from certain gas processing sharing arrangements partially offset by lower average gathering and processing rates and increased operating and depreciation expenses from expanded facilities.

Williams Pipe Line's shipments increased 13 percent due primarily to new volumes resulting from the December 1993 acquisition of a pipeline system in southern Oklahoma. Revenues decreased 2 percent as revenues generated by the additional volumes were offset by lower gas liquids and fractionator revenues. The average length of haul and transportation rate decreased primarily as a result of shorter hauls and lower average rates associated with new volumes on the southern Oklahoma system. Operating profit decreased 20 percent due primarily to lower transportation rates and higher operating and general and administrative expenses, partially offset by higher shipments. Results in the third quarter of 1993 were improved as a result of delayed routine maintenance expenditures during a period of major flooding in the midwest.

Williams Energy Ventures' revenues increased $36.5 million (350 percent) due to newly established petroleum services activities slightly offset by lower refined product trading activities. An operating loss of $.8 million for the third quarter of 1994 compares to an operating profit of $1.4 million in 1993 reflecting the costs of developing numerous other long-term energy industry investment opportunities in addition to lower results from the price-risk management services. Price-risk management services continued to be profitable but were lower in the third quarter of 1994 than the same period last year because of location pricing differentials in refined product trading activities.

WilTel Communications Systems' revenues increased 29 percent due in large part to the March 31 acquisition of BellSouth's customer revenues and equipment sales and service operations in 29 states as evidenced by a 41 percent increase in number of ports. Costs and operating expenses and selling, general and administrative expenses increased 29 percent and 19 percent, respectively, due to the increase in volumes of equipment sales and services. Operating profit increased 95 percent due to the higher volumes and a decrease in selling, general and administrative expenses as a percent of revenue.

Interest accrued decreased 8 percent reflecting a lower average interest rate due primarily to the redemption during the second quarter 1994 of higher interest rate debt. Investing income decreased due primarily to lower Kern River Gas Transmission Company equity earnings and lower investment levels, in addition to the sale of a portion of Williams' interest in Northern Border Partners, L.P.. Kern River's equity earnings include an unfavorable adjustment to rate refund accruals related to Kern River's current rate case. The effective income tax rate in 1994 is less than the federal statutory rate due primarily to the effects of income tax credits from coal-seam gas production, partially offset by state income taxes. The effective income tax rate in 1993 exceeds the federal statutory rate as the cumulative effect of a one-percent increase in the federal income tax rate (see Note 4 for additional information) and the effect of state income taxes are partially offset by the effects of income tax credits from coal-seam gas production.

In the third quarter of 1994, Williams signed a definitive agreement to sell WilTel's network services operations to LDDS Communications, Inc.. The sale is expected to close by year-end or early 1995. The network services operations have been presented in the Consolidated Financial Statements as discontinued operations, with prior period operating results restated (see Note 2 for additional information). WilTel network services' revenues increased 39 percent due to increases in switched services and private line of $58 million and $11 million, respectively. Switched services revenues increased reflecting an 87 percent increase in switched minutes. Private line services interexchange revenues increased primarily as a result of a 25 percent increase in billable circuits. Costs and operating expenses and selling, general and administrative expenses increased primarily as a result of increased volumes. Operating profit increased 67 percent due primarily to the higher demand for switched services and private line circuits. These increases more than offset a major carrier's long expected removal of traffic from WilTel's system to the carrier's expanded network. The effective income tax rate for both 1994 and 1993 is greater than the federal statutory rate due to the effect of state income taxes.

Nine Months Ended September 30, 1994 vs. Nine Months Ended September 30, 1993

Northwest Pipeline's revenues decreased 16 percent as expanded firm transportation service was more than offset by the absence of natural gas sales following the fourth quarter 1993 implementation of FERC Order 636. Total mainline throughput increased 7 percent. Firm transportation service increased due to a mainline expansion, supported by 15-year firm transportation contracts, being placed into service on April 1, 1993. Northwest Pipeline also placed new, increased transportation rates into effect on April 1, 1993 (subject to refund), that reflected the new mainline expansion and straight-fixed-variable rate design that moderates seasonal swings in operating revenues. Costs and operating expenses decreased 35 percent due primarily to the absence of natural gas purchase volumes, slightly offset by increased depreciation related to the mainline expansion. Operating profit increased 3 percent due primarily to expanded firm transportation service. Partially offsetting were the absence of natural gas sales volumes in 1994, increased accruals related to rate issues, the 1993 regulatory accounting effect of an increase in federal income tax rates and increased depreciation.

Williams Natural Gas' revenues and costs and operating expenses decreased 28 percent and 41 percent, respectively, primarily as a result of implementation of FERC Order 636, partially offset by the direct billing of purchased gas adjustment amounts of $30 million and increased amortization of recoverable contract reformation costs. Operating profit increased 23 percent, primarily as a result of the implementation of FERC Order 636 on October 1, 1993 and new rates required by the Order. FERC Order 636 utilizes a straight-fixed-variable rate design which is applied to each customer's annual firm contract demand for transportation. This provides relatively consistent earnings from quarter-to-quarter versus the historical one-part rate which was applied to seasonal volume patterns and produced high levels of earnings in the first and fourth quarters. 1993 included a $2.5 million reversal of excess contract-reformation costs that had been previously accrued in addition to the regulatory accounting effect of an increase in the federal income tax rate. See
Note 9 for disclosures regarding the favorable resolution of litigation involving Williams Natural Gas.

Williams Field Services Group's revenues decreased 20 percent due primarily to 30 percent lower natural gas sales volumes as a result of the March 1993 sale of Williams' intrastate natural gas pipeline system and related marketing operations in Louisiana. Ethane sales volumes, average natural gas sales prices and average gathering and processing rates also decreased, somewhat offset by increased gathering and processing volumes of 13 percent and 17 percent, respectively. Costs and operating expenses decreased due primarily to lower natural gas purchase volumes, lower gas purchase costs associated with the liquids extraction process and the effects of a favorable adjustment of an accrual related to operating taxes, partially offset by higher operating and maintenance expenses at expanded gathering facilities. Operating profit decreased 2 percent due primarily to lower liquids per-unit margins, lower average gathering and processing rates and higher operations and maintenance expenses associated with expanded facilities, largely offset by higher gathering and processing volumes and a favorable operating taxes adjustment. Depressed gas liquids margins that prevented this company from being more profitable in the first half of 1994 have improved.

Williams Pipe Line's shipments increased 12 percent due primarily to new volumes resulting from the December 1993 acquisition of a pipeline system in southern Oklahoma. Revenues increased 18 percent due primarily to higher shipments and increased liquids and fractionator revenues. The slightly lower average transportation rate resulted primarily from lower rates on shorter haul movements on the newly acquired system, partially offset by an overall increase in tariff rates effective June 1993. Operating profit increased 7 percent due primarily to increased shipments, increased gas liquids and fractionator operations and a favorable insurance settlement, largely offset by higher operating and maintenance expenses.

Williams Energy Ventures' revenues increased $31.6 million (46 percent) due primarily to newly established petroleum services activities, partially offset by the effect of reporting refined product trading activities on a "net margin" basis, effective July 1, 1993. Operating profit decreased $7.5 million reflecting the costs of developing numerous other long-term energy industry investment opportunities in addition to lower results from price-risk management services, partially offset by improved petroleum services activities. Price-risk management services continued to be profitable but were lower in 1994 than 1993 because of location pricing differentials in refined product trading activities.

WilTel Communications Systems' revenues increased 25 percent due in large part to the BellSouth acquisition. Costs and operating expenses and selling, general and administrative expenses increased 26 percent and 12 percent, respectively, due to the increase in volume of equipment sales and services. Operating profit increased 114 percent due to the higher volumes and a decrease in selling, general and administrative expenses as a percent of revenue.

Interest accrued decreased 8 percent due primarily to lower borrowing levels and a lower average interest rate reflecting the redemption during the second quarter 1994 of higher interest rate debt. Interest capitalized decreased due primarily to the completion of Northwest Pipeline's mainline expansion which was placed in service April 1, 1993. Investing income decreased due primarily to lower investment levels, lower equity earnings for Apco Argentina Inc. and a decline in Texasgulf Inc. dividends, in addition to the sale of a portion of Williams' interest in Northern Border Partners, L.P.. The 1994 gain on sales of assets results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The 1993 gain on sales of assets results from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust and the sale of the intrastate natural gas pipeline system and other related assets in Louisiana (see Note 3 for additional information). Other income--net in 1994 includes a credit for $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies which expired. Also included is approximately $4 million of expense related to Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which relates to postemployment benefits being paid to employees of companies previously sold. Other income--net in 1993 includes $6 million of expense accruals for certain costs associated with businesses previously sold, offset with $6 million of equity AFUDC related to the Northwest Pipeline mainline expansion. The effective income tax rate in 1994 is less than the federal statutory rate due primarily to the effects of income tax credits from coal-seam gas production and a favorable prior year state income tax adjustment, partially offset by state income taxes related to 1994. The effective income tax rate in 1993 is greater than the federal statutory rate as the cumulative effect of a one-percent increase in the federal income tax rate (see Note 4 for additional information) and the effect of state income taxes are partially offset by the effects of income tax credits from coal-seam gas production.

In the third quarter of 1994, Williams signed a definitive agreement to sell WilTel's network services operations to LDDS Communications, Inc.. The sale is expected to close by year-end or early 1995. The network services operations have been presented in the Consolidated Financial Statements as discontinued operations, with prior period operating results restated (see Note 2 for additional information). WilTel network services' revenues increased 38 percent due to increases in switched services and private line of $157 million and $32 million, respectively. Switched services revenues increased reflecting a 99 percent increase in switched minutes. Private line services interexchange revenues increased primarily as a result of a 25 percent increase in billable circuits. Costs and operating expenses and selling, general and administrative expenses increased primarily as a result of increased volumes. Operating profit increased 44 percent due primarily to the higher demand for switched services and private line circuits. These increases more than offset a major carrier's long expected removal of traffic from WilTel's system to the carrier's expanded network. The effective income tax rate for both 1994 and 1993 is greater than the federal statutory rate due to the effect of state income taxes.

The extraordinary loss results from the early extinguishment of debt (see Note 5 for additional information).

Financial Condition and Liquidity

Liquidity

Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At September 30, 1994, Williams had access to $375 million of liquidity representing the unborrowed portion of its $600 million bank-credit facility. This compares with liquidity of $639 million at December 31, 1993, and $705 million at September 30, 1993, including $33 million from Northwest Pipeline.

The increase in receivables is due primarily to the direct billing to customers of certain costs by Williams Natural Gas, in addition to increased activities of Williams Energy Ventures partially offset by the reclassification of amounts related to discontinued operations. The decline in property, plant and equipment, accounts payable, accrued liabilities, and deferred income and other liabilities reflects the reclassification of the assets and liabilities of discontinued operations to "Net assets of discontinued operations" on the Consolidated Balance Sheet (see Note 2 for additional information).

Financing Activities

The consolidated long-term debt to long-term debt-plus-equity ratio decreased to 46.9 percent at September 30, 1994, from 48.2 percent at December 31, 1993.

During the third quarter of 1994, Williams began the open-market purchase of its common stock. In excess of $100 million in purchases were completed by September 30, 1994 with up to $800 million of purchases authorized by the board of directors. In connection with these purchases at September 30, 1994, Williams had borrowed, through one of its subsidiaries, $92 million under a short-term $400 million bank credit agreement. Through November 9, 1994, 10,121,489 shares have been purchased at a cost of approximately $304 million. In addition, during the fourth quarter, Williams began the open-market purchase of its preferred stock with 83,700 shares purchased at a cost of approximately $2.1 million through November 9, 1994.

During the second quarter of 1994, Williams paid $295 million to redeem higher interest rate debt (see Note 5 for additional information). These redemptions were financed through the use of excess cash, proceeds from the sale of the Northern Border Partners, L.P. common units, and borrowings.

Other

In an April 1994 public offering, Williams sold 3,461,500 limited partner common units in Northern Border Partners, L.P. Net proceeds of the offering were approximately $80 million (see Note 3 for additional information).

In the third quarter of 1994, Williams signed a definitive agreement to sell WilTel's network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale, subject to various federal and state agency approvals, is expected to close by year-end or early 1995 (see Note 2 for additional information). Cash proceeds from the transaction net of related costs and income taxes are estimated to be in excess of $1.6 billion, with an after-tax gain estimated to be at least $950 million.

See Note 6 for the effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994.

                          PART II.  OTHER INFORMATION



Item 5.   Other Information

          Subsequent to September 30, 1994, Williams entered into agreements with participants in the Williams Telecommunications Group, Inc. Long-Term Equity Incentive Plan (the "Plan"), with respect to payments due participants as a result of termination of the Plan. Under the terms of the agreements, Williams is obligated to pay Plan participants approximately $5 million ($4.6 million in 1994) in cash and distribute to participants approximately 2.6 million shares of Common Stock of Williams over various periods up to three years. Participants may elect additional deferrals. The initial stock distribution to participants of approximately 400,000 shares of stock will occur in 1994. The estimated after-tax gain of approximately $950 million from the sale of WilTel's network services operations (see Note 2 of the Notes to Consolidated Financial Statements in this filing) includes a provision for the payments and distributions under the agreements.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   The exhibits listed below are filed as part of this report:

                  Exhibit 2--The Stock Purchase Agreement relating to Williams'
                             sale of WilTel's network services operations to LDDS Communications, Inc. (filed as part of Form 8-K filed August 26, 1994). This exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

                  Exhibit 11--Computation of Earnings Per Common and Common-
                              equivalent Share

                  Exhibit 12--Computation of Ratio of Earnings to Combined
                              Fixed Charges and Preferred Stock Dividend
                              Requirements

                  Exhibit 27--Financial Data Schedule

          (b) During the third quarter of 1994, the Company filed a Form 8-K dated August 26, 1994, reporting a significant event under Item 5 of the Form and including the exhibits required by Item 7 of the Form.

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



                                        THE WILLIAMS COMPANIES, INC.
                                        (Registrant)



                                        Gary R. Belitz

                                        Gary R. Belitz
                                        Controller
                                        (Duly Authorized Officer and Chief
                                          Accounting Officer)

November 14, 1994

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------

 2       --The Stock Purchase Agreement relating to Williams'
           sale of WilTel's network services operations to
           LDDS Communications, Inc. (filed as part of Form
           8-K filed August 26, 1994).  This exhibit has
           heretofore been filed with the Securities and
           Exchange Commission as part of the filing indicated
           and is incorporated herein by reference.

 11      --Computation of Earnings Per Common and Common-
           equivalent Share

 12      --Computation of Ratio of Earnings to Combined
           Fixed Charges and Preferred Stock Dividend
           Requirements

 27      --Financial Data Schedule