Form 10-K
period 1994-12-31
WILLIAMS COMPANIES INC
filed 1995-03-02
CIK 107263

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

(MARK ONE)
/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM          TO

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
        Common Stock, $1.00 par value                New York Stock Exchange and the
       Preferred Stock Purchase Rights                    Pacific Stock Exchange

      $2.21 Cumulative Preferred Stock,                  New York Stock Exchange
               $1.00 par value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's voting stock held by nonaffiliates as of the close of business on February 28, 1995, was approximately $2.6 billion.

     The number of shares of the registrant's Common Stock outstanding at February 28, 1995, was 90,986,242, excluding 964,988 shares held by the Company and 13,383,977 shares owned by a subsidiary of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 1995 are incorporated by reference in Part III.
================================================================================

                          THE WILLIAMS COMPANIES, INC.

                                   FORM 10-K

                                     PART I

ITEM I. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     The Williams Companies, Inc. (the "Company" or "Williams") was incorporated under the laws of the State of Nevada in 1949 and was reincorporated under the laws of the State of Delaware in 1987. The principal executive offices of the Company are located at One Williams Center, Tulsa, Oklahoma 74172 (telephone
(918) 588-2000). Unless the context otherwise requires, references to the "Company" and "Williams" herein include The Williams Companies, Inc. and its subsidiaries.

     On January 5, 1995, the Company sold the network services operations of Williams Telecommunications Group, Inc., its telecommunications subsidiary, to LDDS Communications, Inc. for $2.5 billion in cash, (the "WNS Sale"). The Company retained Williams Telecommunications Systems, Inc., a telecommunications equipment supplier and service company, and Vyvx, Inc., which operates a video network specializing in broadcast television applications. The Company has reported the network services operations as discontinued operations for financial reporting purposes beginning with the third quarter of 1994 with prior period operating results restated. See Note 2 of Notes to Consolidated Financial Statements. The description of the Company's telecommunications business contained elsewhere herein describes only those assets retained by the Company.

     The Company used the proceeds from the WNS Sale to pay off short-term credit facilities, fund the acquisition of Transco Energy Company ("Transco") discussed below, finance its ongoing capital program and other uses.

     On December 12, 1994, the Company announced that it had entered into a merger agreement with Transco. Under the agreement, the Company acquired 24.6 million shares (approximately 60 percent) of Transco's common stock through a cash tender offer completed in January 1995. The agreement also provides for a merger (the "Transco Merger") in which Transco will become a wholly owned subsidiary of the Company and each share of Transco's common stock not acquired through the tender offer will be exchanged for 0.625 shares of the Company's Common Stock. It is anticipated that a meeting of Transco's common stockholders will be held in April 1995 to vote on the merger. Given that the Company owns sufficient shares to approve the Transco Merger without the affirmative vote of any other stockholders, the Transco Merger will be approved and is expected to be completed immediately thereafter. The acquisition will be accounted for as a purchase. The purchase price is approximately $775 million, including fees related to the transaction but excluding assumed debt and preferred stock.

     Transco owns Transcontinental Gas Pipe Line Corporation, Texas Gas Transmission Corporation and Transco Gas Marketing Company and has investments in other energy assets. Transcontinental Gas Pipe Line, headquartered in Houston, Texas, owns and operates 10,500 miles of pipeline extending from the Gulf of Mexico through the South and along the Eastern Seaboard to New York City. Its primary customers are natural gas and electric utility companies in the East and Northeast. Texas Gas Transmission, headquartered in Owensboro, Kentucky, owns and operates 6,050 miles of pipeline extending from the Louisiana Gulf Coast up the Mississippi River Valley to Indiana and Ohio. In addition to serving markets in this area, Texas Gas Transmission also serves the Northeast through connections with other pipelines. Transco Gas Marketing buys, sells and arranges transportation for natural gas primarily in the eastern and midwestern United States and Gulf Coast region, processes natural gas and sells natural gas liquids.

     It is the Company's intention to cause Transco, as promptly as practicable after the Transco Merger and subject to receipt of any necessary consents, to declare and pay as dividends to the Company all of Transco's interest in Transcontinental Gas Pipe Line, Texas Gas Transmission and Transco Gas Marketing. In addition, the Company intends to continue Transco's program of disposing of noncore assets. The Company has also initiated a plan to recapitalize Transco to, among other things, reduce consolidated interest and preferred stock dividend requirements. See Note 16 of Notes to Consolidated Financial Statements.

    Other than as set forth above, the description of the Company's business contained in this Item 1 does not include a description of Transco's business. For a description of such business, reference is made to filings by Transco with the Securities and Exchange Commission.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    See Part II, Item 8 -- Financial Statements and Supplementary Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

    The Company, through subsidiaries, is engaged in the transportation and sale of natural gas and related activities, natural gas gathering and processing operations, the transportation of petroleum products, the telecommunications business and provides a variety of other products and services to the energy industry and financial institutions. In 1994, the Company's subsidiaries owned and operated: (i) two interstate natural gas pipeline systems and had a 50 percent interest in a third; (ii) a common carrier petroleum products pipeline system; and (iii) natural gas gathering and processing facilities and production properties. The Company also markets natural gas and natural gas liquids. In 1994, the Company's telecommunications subsidiaries offered data, voice and video-related products and services and customer premises equipment nationwide. The Company also has investments in the equity of certain other companies. See
Note 3 of Notes to Consolidated Financial Statements.

    Substantially all operations of Williams are conducted through subsidiaries. Williams performs management, legal, financial, tax, consultative, administrative and other services for its subsidiaries. Williams' principal sources of cash are from dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered by its staff and interest payments from subsidiaries on cash advances. The amount of dividends available to Williams from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements. Certain subsidiaries' debt instruments with outside lenders limit the amount of dividend payments and advances to Williams. See Note 11 of Notes to Consolidated Financial Statements.

                                     ENERGY

INTERSTATE NATURAL GAS PIPELINE GROUP

    In 1994, the Company's interstate natural gas pipeline group consisted of Northwest Pipeline Corporation and Williams Natural Gas Company, owners and operators of interstate natural gas pipeline systems and the Company's 50 percent interest in Kern River Gas Transmission Company.

   NORTHWEST PIPELINE CORPORATION (Northwest Pipeline)

    Northwest Pipeline owns and operates an interstate natural gas pipeline system, including facilities for mainline transmission and gas storage. Northwest Pipeline's transmission and storage activities are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 ("Natural Gas Act") and under the Natural Gas Policy Act of 1978 ("NGPA"), and, as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of its jurisdictional facilities, and its accounting, among other things, are subject to regulation.

   Pipeline System and Customers

    Northwest Pipeline owns and operates a pipeline system for the mainline transmission of natural gas. The system extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. At December 31, 1994, Northwest Pipeline's system, having an aggregate mainline deliverability of almost 2.5 Bcf* of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines, and 43 mainline compressor stations with a combined capacity of approximately 291,000 horsepower.

     Northwest Pipeline operates under an open-access transportation certificate wherein gas is transported for third party shippers. In 1994, Northwest Pipeline transported natural gas for a total of 101 customers. Northwest Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington, directly or indirectly through interconnections with other pipelines. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The three largest customers of Northwest Pipeline in 1994 accounted for approximately 20.2 percent, 12.4 percent and 10.7 percent, respectively, of total operating revenues. No other customer accounted for more than 10 percent of total operating revenues. Northwest Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Northwest Pipeline's business. Additionally, Northwest Pipeline offers interruptible transportation service under agreements that are generally short term. Northwest Pipeline's transportation services represented 100 percent of its total throughput in 1994.

     Northwest Pipeline has filed applications for FERC approval to build additional mainline expansions totaling 164 MMcf of gas per day of increased system capacity at an estimated cost of approximately $100 million to be in service by the end of 1995.

     As a part of its transportation services, Northwest Pipeline utilizes underground storage facilities in Utah and Washington enabling it to balance daily receipts and deliveries. Northwest Pipeline also owns and operates a liquefied natural gas storage plant in Washington which provides a needle-peaking service for the system. These storage facilities have an aggregate delivery capacity of approximately 873 MMcf of gas per day.

  Operating Statistics

     The following table summarizes gas sales and transportation data for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                                    --------------------
                                                                     1994    1993    1992
                                                                     ----    ----    ----
    Gas Volumes (TBtu):
      Gas sales....................................................    --      18      19
      Transportation...............................................   679     606     591
                                                                     ----    ----    ----
              Total throughput.....................................   679     624     610
                                                                      ===     ===    =====
    Average Daily Transportation Volumes (TBtu)....................   1.9     1.7     1.6
    Average Daily Firm Reserved Capacity (TBtu)....................   2.4      --      --

     In 1992, FERC issued Order 636 which required interstate pipelines to restructure their tariffs to eliminate traditional sales services and to implement various changes in forms of service. On November 1, 1993, Northwest Pipeline implemented its restructured tariff under Order 636. Under the restructured tariff, Northwest Pipeline's sales service terminated effective November 1, 1993.

  Regulatory Matters

     Northwest Pipeline's transportation of natural gas in interstate commerce is subject to regulation by FERC under the Natural Gas Act or the NGPA. Northwest Pipeline holds certificates of public convenience

- ---------------

  * The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units.

and necessity issued by FERC authorizing it to own and operate all pipelines, facilities and properties considered jurisdictional for which certificates are required under the Natural Gas Act.

     Northwest Pipeline is subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

     Current FERC policy associated with FERC Orders 436 and 500 requires interstate natural gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Under such policy, Northwest Pipeline has filed to recover a portion of previously incurred take-or-pay and contract reformation costs through direct bill and surcharge mechanisms. The FERC initially approved a method for Northwest Pipeline to collect its direct billed costs, but when challenged on appeal, sought a remand to reassess such method. Subsequently, Northwest Pipeline received an order from FERC requiring a different allocation of such costs. Although reallocation will require refunds of certain amounts, Northwest Pipeline expects to be permitted to recover substantially all of these costs from other customers.

     On July 28, 1994, Northwest Pipeline received an initial decision from an Administrative Law Judge on a rate case filed October 1, 1992. This decision will be reviewed further by FERC prior to issuance of a final order. Northwest Pipeline has raised certain exceptions to the decision and believes the outcome of the final order is not likely to have a significant effect on Northwest Pipeline's financial position.

     On November 1, 1994, Northwest Pipeline began collecting new rates, subject to refund, under the provisions of a rate case filed April 29, 1994. This new filing seeks a revenue increase for a projected deficiency caused by increased costs and loss of cost recovery assigned to a transportation contract terminated subsequent to the rate case filed on October 1, 1992.

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

  Environmental Matters

     Northwest Pipeline is subject to the National Environmental Policy Act and other Federal and state legislation regulating the environmental aspects of its business. Management believes that Northwest Pipeline is in substantial compliance with existing environmental requirements. Northwest Pipeline believes that, with respect to any capital expenditures required to meet applicable environmental standards and regulations, FERC would grant the requisite rate relief so that, for the most part, such expenditures and a return thereon would be permitted to be recovered. Northwest Pipeline believes that compliance with applicable environmental requirements is not likely to have a material effect upon its earnings or competitive position.

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

  Pipeline System and Customers

     At December 31, 1994, Williams Natural Gas' system, having a mainline delivery capacity of approximately 2.2 Bcf of gas per day, was composed of approximately 6,300 miles of mainline and branch transmission and storage pipelines and 48 compressor stations having a sea level rated capacity totaling approximately 259,000 horsepower.

     Williams Natural Gas operates nine underground storage fields with an aggregate working gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf of gas per day. Williams Natural Gas' customers inject gas in these fields when demand is low and withdraw it to supply their peak requirements. During periods of peak demand, approximately two-thirds of the firm gas delivered to customers is supplied from these storage fields. Storage capacity enables the system to operate more uniformly and efficiently during the year.

     In 1994, Williams Natural Gas transported gas to customers in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. Gas was transported for 76 distribution companies and municipalities for resale to residential, commercial and industrial users in approximately 530 cities and towns. Transportation services were provided to approximately 350 industrial customers, federal and state institutions and agricultural processing plants located principally in Kansas, Missouri and Oklahoma. At December 31, 1994, Williams Natural Gas had transportation contracts with approximately 206 shippers. Transportation shippers included distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers.

     In 1994, approximately 44 percent and 36 percent, respectively, of total operating revenues were generated from gas transportation services to Williams Natural Gas' two largest customers, Western Resources, Inc. and Missouri Gas Energy Company. Western Resources sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Missouri Gas Energy sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. No other customer accounted for more than 10 percent of operating revenues during 1994.

     Western Resources has entered into a twenty-year transportation service agreement with Williams Natural Gas for a portion of its capacity needs. After the initial two-year period, the contract contains a competitive out option. Transportation services are provided to Missouri Gas Energy under contracts primarily varying in terms from two to five years.

     The following table summarizes gas sales and transportation data for the periods indicated:

                                                                     1994      1993     1992
                                                                     -----     ----     ----
    Volumes (TBtu):
      Resale sales.................................................     --      50       65
      Direct and gas processing plant sales........................     --       1        1
      Transportation...............................................    346     344      320
                                                                     -----     ----     ----
              Total throughout.....................................    346     395      386
                                                                     =====     ====     ====
    Average Daily Transportation Volumes (TBtu)....................     .9      .9       .9
    Average Daily Firm Reserved Capacity (TBtu)....................    2.0      --       --

     In 1992, FERC promulgated Order 636 which required interstate pipelines to restructure their tariffs to eliminate traditional on system sales services (except to certain small customers) before the 1993-1994 heating season and to implement various changes in forms of service, including unbundling of gathering, transmission and storage services; terms and conditions of service; rate design; gas supply realignment cost recovery and other major rate and tariff revisions. Williams Natural Gas' restructuring tariff became effective on October 1, 1993.

     Williams Natural Gas' restructured firm services are offered on a "contract-demand" basis with the fixed costs, including return and tax allowance, recovered through levelized monthly demand charges in accordance with FERC specified straight fixed-variable rate design methodology. This results in a more consistent level of operating results throughout the year, rather than the historical operating results which were most favorable during the winter heating season. In addition, effective October 1, 1993, Williams Natural Gas was granted blanket authority to sell gas at negotiated prices and terms. Such sales must take place prior to the entry of that gas into Williams Natural Gas' transmission system. Pursuant to Order 636, Williams Natural Gas filed for recovery of $36 million of transition costs in June 1994. This amount was direct billed to certain former sales customers in September 1994, subject to FERC's final approval. Williams Natural Gas expects to recover these costs which were associated with its previous gas sales functions.

     As part of Williams Natural Gas' restructuring, certain gathering and processing assets have been or will be transferred to third parties including subsidiaries of Williams Field Services Group, Inc., as discussed elsewhere herein. Applications for orders permitting and approving abandonment of certain natural gas facilities have been filed with FERC and final approval has been granted by FERC on two of these filings. Preliminary approval on all other systems, with the exception of the Kansas-Hugoton area, was granted by FERC in December 1994, with final approval conditioned on negotiated or default contracts for each gathering customer and a tariff filing by Williams Natural Gas requesting termination of the gathering service. As discussed below, the abandonment of the Kansas-Hugoton area was filed in October 1994, as part of the producer settlement agreement.

     Williams Natural Gas' total estimated proved developed gas reserves under contract as of December 31, 1994, were 195 Bcf. Except for new wells drilled on previously dedicated acreage under existing gas purchase contracts, virtually no new dedicated gas supplies have been connected since 1982.

     Williams Natural Gas' total estimated contracted gas reserves, in Bcf, were 195, 1,805 and 2,088 at December 31, 1994, 1993 and 1992, respectively. In 1994, approximately 1,375 Bcf of contracted gas reserves were terminated under the terms of the producer settlement agreement discussed below.

     At December 31, 1994, Williams Natural Gas' remaining contracted reserves were primarily attributable to approximately 97 gas purchase contracts with independent producers. The independent producers' supplies are located in Colorado, Kansas, Oklahoma, the Texas Panhandle and Wyoming.

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

     Williams Natural Gas is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission and storage facilities.

     Williams Natural Gas has been involved in the reformation of its gas purchase contracts in order to obtain releases from future gas purchase obligations and to provide market-responsive terms in its remaining gas supply contracts. Through December 31, 1994, Williams Natural Gas has paid approximately $96.2 million to producers for contract reformations and take-or-pay settlements and has accrued on its balance sheet an additional $47.2 million for future settlement costs. Although Williams Natural Gas believes the accrual to be adequate, the amounts ultimately paid will depend on the outcome of various court proceedings, the provisions and enforceability of each gas purchase contract, the success of settlement negotiations and other factors. As of December 31, 1994, Williams Natural Gas had an asset recorded on its balance sheet for $40 million in recoverable contract reformation and take-or-pay costs. This amount has not yet been paid nor has a filing for recovery of such costs been made. See Note 15 of Notes to Consolidated Financial Statements.

     On January 1, 1993, all federal price controls on wellhead sales of natural gas were removed by the Natural Gas Wellhead Price Decontrol Act of 1989. However, some contracts require Williams Natural Gas to continue to pay prices based upon prior regulation. Other contracts revert to contractually specified pricing mechanisms or to market-based pricing.

     All remaining nonmarket responsive contracts will be reformed where possible and the associated costs included in a transmission cost recovery mechanism filing. Williams Natural Gas has filed an uncontested stipulation and agreement which has been approved by FERC. This settlement resolved two rate cases and established the cost sharing responsibility up to $50 million between Williams Natural Gas and its customers for contract reformation costs filed by Williams Natural Gas and its former pipeline suppliers under Orders 500 and 528 as well as Order 636 gas supply realignment costs.

     Under the terms of the settlement, Williams Natural Gas absorbed 25 percent of costs incurred prior to July 31, 1992, and filed for under Orders 500 and
528. After such date, any additional gas supply realignment costs that may be incurred by Williams Natural Gas will be absorbed on a sliding scale from 9.5 percent of total costs up to $20 million to 22 percent if total costs do not exceed $50 million. Williams Natural Gas will not absorb any costs incurred by its former pipeline suppliers. Williams Natural Gas cannot predict the outcome of its contract realignment efforts. It is likely that the $50 million amount will be exceeded. While the settlement does not preclude Williams Natural Gas from recovery of costs in excess of $50 million, the agreed sliding scale sharing arrangement would not apply. Williams Natural Gas' restructured tariff also allows recovery of above-market gas costs incurred under contracts not reformed, subject to the same allocations and some additional restrictions.

     Pursuant to the foregoing, Williams Natural Gas has made two filings to direct bill take-or-pay and gas supply realignment costs recoverable under Orders 436, 500 and 528. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in additional costs and provided for an offset of $3 million. One party has challenged the prudency of Williams Natural Gas' settlements and has requested FERC to schedule a prudency hearing. Williams Natural Gas will make additional filings in the future under the stipulation and agreement to recover such further contract reformation costs as may be incurred.

     In October 1994, Williams Natural Gas and a producer executed a number of definitive agreements to resolve outstanding issues between the two companies and restructure their relationship. The agreements terminate Williams Natural Gas' largest gas purchase contract and resolve a number of disputes, including claims by the producer for take-or-pay deficiencies and a gas pricing dispute. With respect to the gas pricing dispute, Williams Natural Gas paid the producer $35 million in cash and is committed to pay an additional $40 million under certain circumstances, all but a small portion of which Williams Natural Gas believes it will be permitted to recover from certain of its former sales customers. As part of the settlement agreements, Williams Natural Gas filed for the abandonment of the Kansas-Hugoton gathering assets. Upon abandonment approval, the gathering assets will be owned by an affiliate of Williams Natural Gas and will be operated by the producer. The only portions of the settlement subject to regulatory approvals are the settlement payment for the gas pricing dispute and the regulatory abandonment of the Kansas-Hugoton gathering facilities on terms acceptable to Williams Natural Gas. See Note 15 of Notes to Consolidated Financial Statements.

  Competition

     Williams Natural Gas competes with both interstate and intrastate pipelines and, to a more limited extent, marketers of natural gas, customers who reassign firm transportation capacity and alternate energy forms in all significant markets. Electricity and distillate fuel oil are the primary competitive forms of energy for residential and commercial markets. Coal and residual fuel oil compete for industrial and electric-generating markets. Some nuclear power and power purchased from "grid" arrangements among electric utilities also compete with gas-fired power generation in the markets served by Williams Natural Gas. Effective October 1, 1993, when Williams Natural Gas' restructured tariff became effective under Order 636, all suppliers of natural gas were able to compete for any gas markets capable of being served by Williams Natural Gas' system, using nondiscriminatory transportation services provided by Williams Natural Gas. Effective October 1, 1993, Williams Natural Gas also received blanket sales authority, enabling it to sell gas prior to the entry of that gas into its transmission system at individually negotiated prices and terms in the same manner as other natural gas merchants.

     Many areas served by Williams Natural Gas are served or can be served by other pipelines providing transportation services. In this regard, the City of Springfield, Missouri, notified Williams Natural Gas in 1993 of its intention to construct and operate its own pipeline to connect a portion of its existing load to a competitor. Negotiations continued during 1994 to retain their entire load on Williams Natural Gas' system.

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

     Williams Natural Gas believes that, with respect to any capital expenditures required to meet applicable environmental standards and regulations, FERC would grant the requisite rate relief so that, for the most part, such expenditures would be recoverable in rates. Williams Natural Gas believes that compliance with applicable environmental requirements is not likely to have a material effect upon its earnings or competitive position.

     Williams Natural Gas has identified polychlorinated biphenyl ("PCB") contamination in air compressor systems, disposal pits and various other areas at certain compressor station sites. Williams Natural Gas has been involved in negotiations with the Environmental Protection Agency ("EPA") to develop additional screening, detailed sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities. As of December 31, 1994, Williams Natural Gas has a liability recorded of approximately $28 million representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Although the accrual is believed to be adequate, the actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by EPA and other governmental authorities and other factors. Williams Natural Gas will seek recovery of these costs through future rates and other means. See Note 15 of Notes to Consolidated Financial Statements.

  KERN RIVER GAS TRANSMISSION COMPANY (Kern River)

     Kern River is an interstate natural gas transmission company which owns and operates a natural gas pipeline system extending from Wyoming through Utah and Nevada to California. Kern River is jointly owned and operated by Williams Western Pipeline Company, a subsidiary of Williams, and a subsidiary of an unaffiliated company. See Note 3 of Notes to Consolidated Financial Statements. The transmission system, which commenced operations in February 1992 following completion of construction, delivers natural gas primarily to the enhanced oil-recovery fields in southern California. The system also transports natural gas for utilities, municipalities and industries in California, Nevada and Utah.

     Kern River is subject to regulation by FERC under the Natural Gas Act and under NGPA, and, as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of facilities and its accounting, among other things, are subject to regulation.

  Pipeline System and Customers

     As of December 31, 1994, Kern River's pipeline system was composed of 667 miles of pipeline and three mainline compressor stations having an aggregate mainline delivery capacity of 700 MMcf of gas per day. The pipeline system interconnects with the pipeline facilities of another pipeline company at Daggett, California. From the point of interconnection, Kern River and the other pipeline company have a single 337-mile pipeline which is owned 63.6 percent by Kern River and 36.4 percent by the other pipeline company, as tenants in common, and is designed to accommodate the combined throughput of both systems. This common facility has a capacity of 1.1 Bcf of gas per day.

     Kern River operates under an open-access transportation certificate wherein gas is transported for others under firm long-term transportation contracts totaling 675 MMcf of gas per day. During 1994, one shipper exercised adjustment rights under its contract which had the affect of reducing firm transportation commitments by 25 MMcf of gas per day. Another shipper exercised its adjustment rights and increased its firm transportation commitment by 5 MMcf of gas per day.

     In 1994, Kern River transported 262 Bcf of natural gas for customers in California, Nevada and Utah. Gas was transported for five customers in Kern County, California, for reinjection as a part of enhanced oil recovery operations and for 19 local distribution customers, electric utilities, cogeneration projects and commercial and other industrial customers. The five largest customers of Kern River in 1994 accounted for approximately 14 percent, 14 percent, 12 percent, 12 percent and 12 percent, respectively, of operating revenues. Three of these customers serve the enhanced oil recovery fields. No other customer accounted for more than 10 percent of operating revenues in 1994.

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

     On March 1, 1993, Kern River began collecting new rates, subject to refund, under the provisions of a rate case filed August 31, 1992. Kern River is seeking an increase in rates to cover increased operating costs, recovery of capital for construction of the initial system and a fair rate of return. A settlement has been entered into by and between Kern River, FERC staff and Kern River customers. The settlement was submitted to

FERC for approval on October 18, 1994 and a FERC Order approving the settlement without modification was received on January 25, 1995. Subsequently, Kern River filed for a clarification of certain elements of the FERC Order.

     Kern River has filed an application with FERC for authorization to expand capacity to bring an additional 452 MMcf of gas per day of Canadian natural gas into California and Nevada. On August 18, 1994, Kern River submitted a letter to FERC requesting postponement in the issuance of a certificate, pending a re-evaluation of market conditions.

  Competition

     One other natural gas pipeline presently provides significant service to the enhanced oil recovery fields in Kern County. Pipeline competition also exists for Kern River's other customers as well as for expansion markets. Competition for the customer base is also provided from alternate fuels. Electricity and distillate fuel oil are the primary alternate energy sources competing with gas in the commercial market. In the industrial and cogeneration markets, high sulfur residual fuel oil is the main alternate fuel source providing competition.

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

     In 1994 and 1993, gathering and processing activities represented 87 percent and 89 percent, respectively, of Williams Field Services' operating profit. Production and natural gas marketing represented the balance.

     In 1994, Williams Field Services increased the capacity of the Manzanares coal seam gas gathering systems in northwestern New Mexico to 750 MMcf of gas per day. Further expansions will be completed in early 1995 which will increase the capacity of the Manzanares system to over 1 Bcf of gas per day. A 120 MMcf of gas per day processing plant in the Wamsutter field of south-central Wyoming began operations in early 1994 and plans are underway to double the capacity in 1995. Williams Field Services completed the construction and acquisition of a 74 MMcf of gas per day processing complex in the Texas Panhandle which was the first grassroots construction project outside Williams Field Services' traditional western market area.

     In February 1994, Williams Field Services reached agreement with Public Service Company of New Mexico to acquire its natural gas gathering and processing assets in the San Juan and Permian basins of New Mexico for $155 million. Subsequently, Williams Field Services entered into an agreement to sell the southeastern New Mexico portion of the acquired assets for $14.2 million. The assets retained consist of approximately 1,500 miles of gathering pipelines and three gas processing plants which have an aggregate daily inlet capacity of 300 MMcf of gas. The acquisition is subject to approval from federal and state regulatory agencies and is not expected to close until mid-year 1995.

  Gathering and Processing

     Williams Field Services, through subsidiaries, owns and operates natural gas gathering and processing facilities located in the San Juan Basin, southwest Wyoming, and the Rocky Mountains of Utah and Colorado. Williams Field Services, through subsidiaries, also operates natural gas gathering and processing facilities located in the Texas Panhandle and the Hugoton Basin in northwest Oklahoma and southwest Kansas which are owned by Williams Natural Gas but which are the subject of applications for orders permitting abandonment, discussed elsewhere herein. Gathering services provided include the gathering of gas and the treating of coal seam gas. The operating information below includes operations attributed to the facilities when they were owned and operated by affiliated entities and operations for facilities currently owned by Williams Natural Gas but operated by Williams Field Services.

     Customers and Operations. Williams Field Services' facilities, including those currently owned by Williams Natural Gas, consist of approximately 6,900 miles of gathering pipelines, three gas treating plants and ten gas processing plants (one of which is 20 percent owned and one of which is 66 percent owned) which have an aggregate daily inlet capacity of 2.3 Bcf of gas. Gathering and processing customers have direct access to interstate pipelines, including Northwest Pipeline, Williams Natural Gas and Kern River, which provide access to multiple markets.

     During 1994, Williams Field Services gathered natural gas for 157 customers. The two largest gathering customers accounted for approximately 33 percent and 10 percent, respectively, of total gathered volumes. During 1994, natural gas was processed for a total of 108 customers. The three largest customers accounted for approximately 22 percent, 14 percent and 12 percent, respectively, of total processed volumes. No other customer accounted for more than 10 percent of gathered or processed volumes. Williams Field Services' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Williams Field Services.

     Liquids extracted at the processing plants are ethane, propane, butane and natural gasoline. Liquid products retained by Williams Field Services' are marketed by an affiliate for a fee. During 1994, liquid products were sold to a total of 20 customers under short-term contracts. The three largest customers accounted for approximately 33 percent, 13 percent and 10 percent, respectively, of total liquid products volumes sold. No other customer accounted for more than 10 percent of volumes sold.

     Operating Statistics. The following table summarizes gathering, processing and natural gas liquid volumes for the periods indicated:

                                                                      1994     1993     1992
                                                                      ----     ----     ----
    Gas volumes (TBtu, except where noted):
      Gathering.....................................................  895      789      672
      Processing....................................................  392      323 *    283 *
      Natural gas liquid sales (millions of gallons)................  281      295      278

- ---------------
* Restated to exclude treating volumes.

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

     During 1994, no single customer accounted for 10 percent or more of volumes sold. Typically, natural gas sales are made under short-term contracts. Renewal of these contracts is dependent upon, among other things, the ability to provide competitively priced gas.

     Williams Gas Marketing supplies its sales commitments through short-term and spot gas purchases as well as purchases under long-term contracts. The suppliers' ability to meet their delivery commitments and Williams Gas Marketing's ability to service its customers may be adversely affected by factors beyond their respective control, such as occasions of force majeure. Certain of these gas purchase contracts obligate Williams Gas Marketing to purchase minimum percentages of the total deliverability of the wells covered by the contracts. During 1994, Williams Gas Marketing incurred no purchase deficiencies under these contracts.

  Production

     Williams Field Services, through a subsidiary, owns and operates producing gas leasehold properties in the San Juan Basin.

     Gas Reserves. As of December 31, 1994, 1993 and 1992, Williams Field Services had proved developed natural gas reserves of 269 Bcf, 229 Bcf and 352 Bcf, respectively, and proved undeveloped reserves of 220 Bcf, 319 Bcf and 287 Bcf, respectively. As discussed below, Williams Field Services conveyed gas reserves to the Williams Coal Seam Gas Royalty Trust in 1993. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. As of December 31, 1994, the gross and net developed leasehold acres owned by Williams Field Services totaled 228,863 and 98,716, respectively, and the gross and net undeveloped acres owned were 29,369 and 13,669, respectively. As of such date, Williams Field Services owned interests in 2,682 gross producing wells (369 net) on its leasehold lands. The following table summarizes drilling activity for the periods indicated:

                                                                            DEVELOPMENT
                                                                          ---------------
COMPLETED                                                                 GROSS      NET
 DURING                                                                   WELLS     WELLS
- ---------                                                                 -----     -----
  1994..................................................................    66        19
  1993..................................................................    39         5
  1992..................................................................    95        11

     The majority of Williams Field Services' gas production is currently being sold in the spot market at market prices. Total net production sold during 1994, 1993 and 1992 was 22.6 TBtu, 16.3 TBtu and 23.4 TBtu, respectively. The average production costs per MMBtu of gas produced were $.14, $.17 and $.17 in 1994, 1993 and 1992, respectively. The average sales price per MMBtu was $1.21, $1.44 and $1.14, respectively, for the same periods.

     In 1993, Williams Field Services conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Trust Units were subsequently sold to the public by Williams in an underwritten public offering. Williams continues to hold 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Proved developed coal seam gas reserves at December 31, 1994, attributed to the properties conveyed were 162 Bcf. Production information reported herein includes Williams Field Services' interest in such Units. See Note 4 to Notes to Consolidated Financial Statements.

  Regulatory Matters

     Historically, an issue has existed as to whether FERC has authority under the Natural Gas Act to regulate gathering and processing prices and services. During 1994, after reviewing its legal authority in a Public Comment Proceeding, FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by pipelines, pipeline affiliated gathering and processing companies are outside its authority under the Natural Gas Act. Orders issued in 1994 which implement FERC's conclusion that it lacks jurisdiction have been appealed to the Court of Appeals for the District of Columbia Circuit. Williams Field Services believes that these FERC decisions will be upheld on appeal.

     As a result of FERC action, several of the states in which Williams Field Services operates may consider whether to impose regulatory requirements on gathering companies. No state in which Williams Field Services operates currently regulates gathering or processing rates or services.

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

  Ownership of Property

     Williams Field Services' gathering and processing facilities are owned in fee. Gathering systems are constructed and maintained pursuant to rights-of-way, easements, permits, licenses and consents on and across properties owned by others. The compressor stations and gas processing and treating facilities are located in whole or in part on lands owned by Williams Field Services or on sites held under leases or permits issued or approved by public authorities.

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

     On September 30, 1994, Williams Pipe Line acquired 114 miles of pipeline in Kansas, Missouri and Illinois from ARCO Pipe Line Company. In a related transaction, Williams Pipe Line added a new offline delivery connection to serve markets in northern Missouri and southern Iowa.

  Shippers and Pipeline System

     At December 31, 1994, the system traversed approximately 7,000 miles of right-of-way and included over 9,200 miles of pipeline in various sizes up to 16 inches. The system includes 81 pumping stations, 23 million barrels of storage capacity and 47 delivery terminals. The terminals are equipped to deliver products into tank trucks and tank cars. The maximum number of barrels which the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Since the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated.

     The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                                1994       1993       1992
                                                              --------   --------   --------
    Shipments (thousands of barrels):
      Refined products:
         Gasolines..........................................   120,682    109,841     92,643
         Distillates........................................    61,129     51,508     45,920
         Aviation fuels.....................................     9,523     11,123     11,180
      LP-Gases..............................................    10,849      9,778     11,362
      Crude oil.............................................     1,062      3,388      4,481
                                                              --------   --------   --------
              Total shipments...............................   203,245    185,638    165,586
                                                               =======    =======    =======
      Daily average (thousands of barrels)..................       557        509        454
      Average haul (miles)..................................       284        279        295
      Barrel miles (millions)...............................    57,631     51,821     48,825
    Revenues (millions):
      Transportation........................................    $168.0     $153.0     $137.7
      Nontransportation.....................................      41.7       26.3       10.8
                                                              --------   --------   --------
              Total revenues................................    $209.7     $179.3     $148.5
                                                               =======    =======    =======
      Average transportation revenue per barrel.............      $.83       $.82       $.83

     On December 1, 1993, Williams Pipe Line acquired a 300-mile pipeline, two loading terminals and related storage from Sun Pipe Line Company. The pipeline connects to Williams Pipe Line's systems in Oklahoma and adds Arkansas to its market. Volumes originating on this system accounted for approximately 10 percent of the shipments and transportation revenues in 1994.

     In 1994, 75 shippers transported volumes through the system. The seven largest shippers accounted for 55 percent of transportation revenues. These same shippers have accounted for approximately the same percentage of transportation revenues over the past three years. Due to Williams Pipe Line's geographic location within existing supply and demand patterns, including connections to pipelines and refineries within the region, Williams Pipe Line expects to remain the competitive choice in these relationships. The highest revenue-producing shipper accounted for approximately 11 percent of transportation revenues in 1994.

     Nontransportation activities accounted for 20 percent of total revenues in 1994. The increase in nontransportation revenues is primarily due to expanded gas liquids and fractionator operations.

     At December 31, 1994, the system was directly connected to, and received products from 11 operating refineries reported to have an aggregate crude oil refining capacity of approximately 888,000 barrels per day. Eight of these refineries are located in Kansas and Oklahoma, two in Minnesota and one in Wisconsin. The system also received products through connecting pipelines from other refineries located in Illinois, Indiana, Kansas, Louisiana, Montana, North Dakota, Oklahoma and Texas. Crude oil is received through connections in Kansas and Oklahoma. The refineries, which are connected directly or indirectly to the system, have access to a broad range of crude oil producing areas, including foreign sources. LP-gases are transported from gas producing and storage areas in central Kansas through connecting pipelines in Iowa, Kansas, Missouri and Illinois. In addition to making deliveries to company-owned terminals, the system delivers products to third-party terminals and connecting pipelines.

     The refining industry continues to be affected by environmental regulations and changing crude supply patterns. The industry's response to environmental regulations and changing supply patterns will directly affect volumes and products shipped on the Williams Pipe Line system. EPA regulations, driven by the Clean Air Act, require refiners to change the composition of fuel manufactured. A pipeline's ability to respond to the effects of regulation and changing supply patterns will determine its ability to maintain and capture new market shares. Williams Pipe Line has successfully responded to changes in diesel fuel composition and product supply and has adapted to new gasoline additive requirements. Reformulated gasoline regulations have not yet significantly affected Williams Pipe Line. Williams Pipe Line will continue to position itself to respond to changing regulations and supply patterns, but it is not possible to predict how future changes in the marketplace will affect Williams Pipe Line's market areas.

  Regulatory Matters

     General. Williams Pipe Line, as an interstate common carrier pipeline, is subject to the provisions and regulations of the Interstate Commerce Act. Under this Act, Williams Pipe Line is required, among other things, to establish just, reasonable and nondiscriminatory rates, to file its tariffs with FERC, to keep its records and accounts pursuant to the Uniform System of Accounts for Oil Pipeline Companies, to make annual reports to FERC and to submit to examination of its records by the audit staff of FERC. Authority to regulate rates, shipping rules and other practices and to prescribe depreciation rates for common carrier pipelines is exercised by FERC. The Department of Transportation, as authorized by the 1992 Pipeline Safety Reauthorization Act, is the oversight authority for interstate liquids pipelines. Williams Pipe Line is also subject to the provisions of various state laws which are applicable to intrastate pipelines.

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

     Williams Pipe Line elected to bifurcate this proceeding in accordance with the then-current FERC policy. Phase I of the FERC's bifurcated proceeding provides a carrier the opportunity to justify its rates and rate structure by demonstrating that its markets are workably competitive. Any issues unresolved in Phase I will require cost justification in Phase II. FERC hearings in Phase I were held before an administrative law judge in the summer of 1991. The Judge's decision, issued January 24, 1992, ruled solely on market power issues and certain discrimination claims. This Initial Decision concluded that Williams Pipe Line had sustained its burden of proof in demonstrating that it "lacks significant market power" and is "workably competitive" in 22 of 32 of its markets and that the alleged discrimination was justified by competitive conditions. On July 27, 1994, FERC issued a Phase I decision, Order 391. The Commission, while citing considerable agreement with the theoretical concepts employed by the administrative law judge, reversed his initial decision regarding the competitive nature of nine specific markets, thus finding that Williams Pipe Line had sustained its burden of proof in showing that it is workably competitive in 13 of 32 markets under investigation. In response to this order, Williams Pipe Line filed a motion to stay Phase II along with a request for reconsideration of nine markets on August 29, 1994. On September 28, 1994, FERC issued a tolling order granting Williams Pipe Line's request for rehearing but denying its motion to stay the Phase II proceedings. Williams Pipe Line filed its direct evidence in Phase II on January 23, 1995, with hearings to begin around September 1995. The current procedural schedule forecasts an initial decision in Phase II in the beginning of 1996. While Williams Pipe Line cannot predict the final outcome of these proceedings, it believes its revised tariffs will ultimately be found lawful.

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

     On October 22, 1993, FERC issued a new rule making and two companion Notices of Inquiry intended to establish "simplified and generally applicable rate making" as well as procedural streamlining as mandated by the Energy Policy Act of 1992. On July 27, 1994, FERC issued a final rule establishing a "simplified and generally applicable rate making" methodology as mandated by the Energy Policy Act of 1992. FERC has attempted to streamline the rate making process via generic rules and a rate cap mechanism, or index, based on the annual Producer Price Index for Finished Goods less one percentage point ("PPI-1"). The final rule, which became effective January 1, 1995, requires pipelines to use indexing as their primary rate making methodology in markets not determined to be workably competitive. The Association of Oil Pipelines has filed an appeal of this order in the Court of Appeals for the District of Columbia Circuit citing, among other things, the inadequacy of the PPI-1 index. Williams Pipe Line has intervened in this proceeding.

     On October 28, 1994, FERC released two additional rule makings. The first established procedures for seeking "market-based" rates. The second sets forth procedures for cost justifying rate increases which exceed the PPI-1 index and establishes several changes in existing accounting and reporting requirements.

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

  Ownership of Property

     Williams Pipe Line's system is owned in fee. However, a substantial portion of the system is operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. The terminals, pump stations and all other facilities of the system are located on lands owned in fee or on lands held under long-term leases, permits or contracts. Management believes that the system is in such a condition and maintained in such a manner that it is adequate and sufficient for the conduct of business.

  Environmental Matters

     Williams Pipe Line's operations are subject to various federal, state and local laws and regulations relating to environmental quality control. Management believes that Williams Pipe Line's operations are in substantial compliance with existing environmental legal requirements. Williams Pipe Line has initiated a broad scope of projects related to environmental controls. Under Williams Pipe Line's philosophy of proactive environmental management, $5.7 million was expended in 1994 for environmental-related capital projects.

     Williams Pipe Line has been named by the EPA as a potentially responsible party as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. This site was placed on the National Priorities List in July 1990. In April 1991, Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. The EPA issued its "No Action" Record of Decision in 1994 concluding that there were no significant hazards associated with the site subject to two additional years of monitoring for arsenic in certain existing monitoring wells.

WILLIAMS ENERGY VENTURES, INC. (WILLIAMS ENERGY VENTURES)

     Williams Energy Ventures, a wholly owned subsidiary of Williams, provides price risk management products and services, natural gas liquid marketing services, electronic information services and business development capabilities through three major business groups: Commodities, Information Services and New Ventures.

  Commodities Group

     In addition to providing commodity price risk management products and services for other Williams subsidiaries, Williams Energy Ventures, through a subsidiary, offers financial instruments and derivatives to producers and consumers of energy as well as to financial entities participating in energy price-risk management. Williams Energy Ventures enters into energy-related financial instruments to hedge against market price fluctuations of certain refined products inventories and natural gas sales and purchase commitments. Williams Energy Ventures expanded these services during the year as transactions increased over 100 percent from 1993 levels, while also being selected to supply a cogeneration facility with a ten-year supply of natural gas beginning in 1997. See Note 13 of Notes to Consolidated Financial Statements.

     Williams Energy Ventures also markets the gas liquids produced by Williams Field Services and by unaffiliated companies. Natural gas liquids are sold in the Gulf Coast petrochemical markets under short-term contracts. Propane is marketed primarily in the Rocky Mountain area via truck and railcar loading terminals owned by Williams Field Services.

  Information Services Group

     Through its information services group, Williams Energy Ventures offers various trading and brokering services in the energy field. Chalkboard, an electronic trading and brokering system for purchases and sales of liquid fuels and crude oil, continues to establish market acceptance following its introduction in 1993. During 1994, Williams Energy Ventures implemented Streamline (a computer-based gas trading and clearing system) at five locations in the United States and at two gas trading hubs in Canada through a joint development partner. Also introduced during the year was Capacity Central, a computer-based gas pipeline capacity sales system.

     Williams Energy Ventures also provides computer-based operator training primarily to the energy industry. Williams Energy Ventures has licensing agreements with over 150 customers in the oil and gas pipeline, terminal and trucking industries.

  New Ventures Group

     Williams Energy Ventures' new ventures group consists primarily of nonjurisdictional businesses based in petroleum-related and technology-based processes. During 1994, this group initiated the construction of an underground coal gasification facility in Wyoming, with initial operations to determine the commercial feasibility of the process scheduled for early 1995. In support of this and future similar projects, Williams Energy Ventures completed the acquisition of Energy International, a company with technological rights and expertise in conversion of coal into market quality gas. In addition, Williams Energy Ventures entered into a 71 percent majority interest in a joint venture to construct a 25 million gallon per year ethanol plant in Nebraska, with completion scheduled for the fourth quarter of 1995. Development responsibilities also extend to those energy-based projects which employ newly developed technologies and information systems.

                               TELECOMMUNICATIONS

WILLIAMS TELECOMMUNICATIONS SYSTEMS, INC. (WILTEL)

     WilTel provides data, voice and video communications products and services to a wide variety of customers nationally. WilTel is strategically positioned in the marketplace with more than 100 sales and service locations throughout the United States, over 2,500 employees and over 1,300 stocked service vehicles. WilTel believes it is one of only two national providers of customer premise telecommunications equipment.

     WilTel employs more than 1,200 technicians and more than 400 sales representatives and sales support personnel to serve an estimated 30,000 commercial, governmental and institutional customers. WilTel's customer base ranges from Fortune 500 corporations and the Federal Government to small privately-owned entities.

     WilTel offers its customers a full array of network interconnect products including digital key systems (generally designed for voice applications with fewer than 100 lines), private branch exchange (PBX) systems (generally designed for voice applications with greater than 100 lines), voice processing systems, interactive voice response systems, automatic call distribution applications, call accounting systems, network monitoring and management systems, desktop video, routers, channel banks, intelligent hubs and cabling for all voice and data applications. WilTel's services also include the design, configuration and installation of voice and data networks and the management of customers' telecommunications operations and facilities. In addition, WilTel possesses multicustomer service capabilities, including three specialized functions that provide customers with on-line order entry and trouble reporting services, advanced technical assistance and training. Other service capabilities include Local Area Network and PBX remote monitoring and toll fraud detection.

     In 1994, WilTel derived approximately 67 percent of its revenues from its existing customer base and approximately 33 percent from the sale of new telecommunications systems. The distribution of revenues for the periods indicated are shown in the following table:

                               REVENUES                              1994     1993     1992
    ---------------------------------------------------------------  ----     ----     ----
    New System Sales...............................................   33%      39%      41%
    System Modifications...........................................   36%      30%      28%
    Maintenance....................................................   24%      23%      25%
    Other..........................................................    7%       8%       6%

     The 1994 decrease in the percentage of revenue derived from the sale of new telecommunications systems was attributed to the March 1994, acquisition of BellSouth's customer premise equipment sales and service operations in the 29 states outside of BellSouth's local operating region and the October 1994, acquisition of Jackson Voice Data, a New York City-based customer premise equipment company. The acquired companies generated the vast majority of their revenue from their existing customer bases. The acquisition of these businesses has allowed WilTel to capitalize on its existing infrastructure, strengthen its national market presence and geographic customer density and has provided more diversity in product offerings.

     Although the percentage of revenue attributable to new system sales continues to decline relative to total revenue, year end revenue backlog continues to increase. Estimated year end revenue backlog balances, comprised of new system sales and major system upgrades, were as follows: $92 million in 1994, $52 million in 1993 and $39 million in 1992.

     The total number of ports maintained and served by WilTel at the end of 1994 increased to 4.1 million. The bulk of the increase from prior years is attributable to the acquisitions of the BellSouth and Jackson Voice Data customer bases. The two acquisitions contributed in excess of 1.0 million ports to the total WilTel count. A port is defined as an electronic address physically resident in a customer's PBX or key system that supports the operation of a peripheral device such as a station, trunk or data port. The year end port counts were as follows: 4.1 million in 1994, 2.7 million in 1993 and 2.6 million in 1992.

     WilTel Data Network Services, an affiliated company, was merged into WilTel December 31, 1994. WilTel Data Network Services provides customer premise data equipment and services for wide and local area networks. The merger allows WilTel to expand its activities into the faster growing data communications marketplace. Expansion into the data market has allowed WilTel to differentiate itself from its traditional competitors, most of whom remain principally involved only in the distribution of PBX and key systems.

     WilTel's three largest suppliers accounted for 91 percent of equipment sold in 1994. A single manufacturer supplied 80 percent of all equipment sold. In this case, WilTel is the largest distributor of certain of this company's products. About 70 percent of WilTel's active customer base consists of this manufacturer's products. The distribution agreement with this supplier is scheduled to expire in 1997. This agreement is expected to be renewed upon expiration. There is minimal risk as to the availability of product from suppliers.

     WilTel has many competitors ranging from AT&T and the Regional Bell Operating Companies to small individually owned companies which sell and service customer premise equipment. Competitors include companies that sell equipment that is comparable or identical to that sold by WilTel.

     WilTel is subject to Federal Communications Commission rules governing the connection of equipment to telephone networks. A subsidiary of WilTel is subject to FCC regulations as a common carrier and as a microwave licensee.

VYVX, INC. (VYVX)

     Vyvx offers switched fiber-optic television transmission services nationwide. It provides switched, broadcast-quality, fiber-optic television transmission services as an alternative to satellite and microwave television transmissions. Vyvx primarily provides backhaul transmission of news and other programming between two or more customer locations. For example, the Vyvx network is used for the broadcast coverage of major professional sporting events. Vyvx's customers include all of the major broadcast and cable networks. Vyvx also provides videoconferencing/business television services.

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

     A fertilizer plant site at Pensacola, Florida, that was operated for three years by a former subsidiary of Williams has been placed on the National Priorities List. Williams has been notified by the EPA that it is a potentially responsible party for the site, an assertion which Williams is contesting. This former subsidiary has also been identified as a potentially responsible party along with numerous other parties with respect to the Forest Waste Disposal Site located in Michigan. This site is now a National Priorities List cleanup site. A third active site, located in Lakeland, Florida, which was formerly owned and operated by this subsidiary, is under investigation by the Florida Department of Environmental Protection and cleanup is anticipated. Williams does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of insurance coverage, contribution or other indemnification arrangements, will have a material adverse financial effect on the Company. See
Note 15 of Notes to Consolidated Financial Statements.

     On January 25, 1995, Texasgulf Inc. filed a registration statement with the Securities and Exchange Commission providing for the sale of the Company's 15 percent interest in Texasgulf as a registered public offering. The Company anticipates that a sale of its interest in Texasgulf, either through this public offering or in a privately negotiated transaction, will occur in 1995. See Note 3 of Notes to Consolidated Financial Statements.

    At December 31, 1994, the Company had approximately 8,200 full-time employees, of whom approximately 636 were represented by unions and covered by collective bargaining agreements. In connection with the WNS Sale in January 1995, as previously discussed, the work force was reduced by approximately 2,070 employees, none of whom were covered by a collective bargaining agreement. In connection with the acquisition of Transco Energy Company in 1995, as previously discussed, the Company expects to add approximately 4,500 employees. The Company considers its relations with its employees to be generally good.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Williams has no significant foreign operations.

ITEM 2. PROPERTIES

    See Item 1(c) for description of properties.

ITEM 3. LEGAL PROCEEDINGS

    Other than as described under Item 1 -- Business and in Note 15 of Notes to Consolidated Financial Statements, there are no material pending legal proceedings. Williams is subject to ordinary routine litigation incidental to its businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF WILLIAMS

    The names, ages, positions and election dates of the executive officers of Williams are:

                                                                                         HELD
                                                                                        OFFICE
             NAME               AGE             POSITIONS AND OFFICES HELD              SINCE
- ------------------------------  ---   -----------------------------------------------  --------
Keith E. Bailey...............  52    Chairman of the Board, President, Chief          05-19-94
                                        Executive Officer and Director
John C. Bumgarner, Jr.........  52    Senior Vice President -- Corporate Development   01-01-79
                                        and Planning
James R. Herbster.............  53    Senior Vice President -- Administration          01-01-92
J. Furman Lewis...............  60    Senior Vice President and General Counsel        07-15-86
Jack D. McCarthy..............  52    Senior Vice President -- Finance (Principal      01-01-92
                                        Financial Officer)
Gary R. Belitz................  45    Controller (Chief Accounting Officer)            01-01-92
Stephen L. Cropper............  45    President -- Williams Pipe Line and Williams     01-22-86
                                        Energy Ventures
Lloyd A. Hightower............  60    President -- Williams Field Services             05-11-93
Henry C. Hirsch...............  52    President -- Williams Telecommunications         08-21-92
                                        Systems
Howard E. Janzen..............  40    Chairman of the Board -- Vyvx                    12-01-94
Brian E. O'Neill..............  59    President -- Northwest Pipeline and Williams     01-01-88
                                        Natural Gas

    All of the above officers have been employed by Williams or its subsidiaries as officers or otherwise for more than the past five years and have had no other employment during such period.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     Williams' Common Stock is listed on the New York and Pacific Stock Exchanges under the symbol "WMB." At the close of business on December 31, 1994, Williams had 7,400 holders of record of its Common Stock. The daily closing price ranges (composite transactions) and dividends declared by quarter for each of the past two years are as follows:

                                              1994                             1993
                                   --------------------------     -------------------------------
              QUARTER              HIGH     LOW      DIVIDEND      HIGH        LOW       DIVIDEND
    ---------------------------    ----     ----     --------     -------    --------    --------
    1st........................    $27 1/4  $22 3/4    $.21       $24 1/8    $18 1/8       $.19
    2nd........................    $30 1/8  $22 1/8    $.21       $27 3/8    $23 11/16     $.19
    3rd........................    $32 7/8  $28 3/8    $.21       $31 9/16   $26 5/16      $.19
    4th........................    $30 1/4  $24 1/8    $.21       $31 9/16   $24 3/8       $.21

     In January 1995, the Board of Directors of the Company approved a 28.5 percent increase in the Common Stock dividend. The dividend approved for the first quarter of 1995 was $.27 per share.

     Terms of certain subsidiaries' borrowing arrangements limit transfer of funds to Williams. Terms of other borrowing arrangements limit the payment of dividends on Williams' Common Stock. These restrictions have not impeded, nor are they expected to in the future, Williams' ability to meet its cash obligations. See Note 11 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-1 through F-8 of this report.

                                              1994      1993*     1992*     1991*      1990*
                                             -------   -------   -------   -------    -------
                                                   (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues**................................. $1,751.1  $1,793.4  $1,983.5  $1,704.5   $1,445.9
Income from continuing operations**........    164.9     185.4     103.1      69.7       36.0
Income from discontinued operations........     94.0      46.4      25.2      40.3       41.0
Fully diluted earnings per share:
  Income from continuing operations........     1.52      1.71       .97       .69        .29
  Income from discontinued operations......      .92       .45       .28       .48        .50
Cash dividends per common share............      .84       .78       .76       .70        .70
Total assets at December 31................  5,226.1   5,020.4   4,982.3   4,247.4    4,034.4
Long-term obligations at December 31.......  1,307.8   1,604.8   1,683.2   1,541.9    1,374.5
Stockholders' equity at December 31........  1,505.5   1,724.0   1,518.3   1,220.0    1,166.5

- ---------------
  * Certain amounts have been restated as described in Note 2 of Notes to Consolidated Financial Statements.

 ** See Note 4 of Notes to Consolidated Financial Statements for discussion of significant asset dispositions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

  1994 vs. 1993

     Northwest Pipeline's revenues decreased 14 percent as expanded firm transportation service was more than offset by the absence of natural gas sales following the fourth-quarter 1993 implementation of Federal Energy Regulatory Commission (FERC) Order 636, and the completion of contract-reformation surcharges. Total mainline throughput increased 9 percent. Firm transportation service increased due to a mainline expansion, supported by 15-year firm transportation contracts, being placed into service on April 1, 1993. Northwest Pipeline placed new increased transportation rates into effect on November 1, 1994, and April 1, 1993, subject to refund. The April 1, 1993, rates reflected the new mainline expansion and straight-fixed-variable rate design that moderates seasonal swings in operating revenues. Costs and operating expenses decreased 32 percent, due primarily to the absence of natural gas purchase volumes and the completion of contract-reformation amortization, slightly offset by increased operating expenses primarily related to the full-year effect on 1994 of the mainline expansion. Operating profit increased 5 percent due primarily to expanded firm transportation service related to the company's mainline system expansion.

     Williams Natural Gas' revenues decreased 21 percent, primarily as a result of the absence of natural gas sales resulting from implementation of FERC Order 636 on October 1, 1993. The decrease in revenues was partially offset by the implementation of new rates required by the Order, direct billing of net purchased gas cost adjustment amounts of approximately $40 million and higher direct billing of recoverable contract-reformation costs of approximately $17 million. Costs and operating expenses decreased 30 percent, primarily as a result of lower gas purchase costs resulting from the implementation of FERC Order 636, partially offset by the costs that were direct billed as discussed above. Operating profit increased 19 percent, primarily as a result of the full-year effect of new rates, implementation of Order 636 and the reversal of excess contract-reformation accruals recorded in other income -- net ($7.4 million in 1994 and $2.5 million in 1993), partially offset by the absence of the regulatory accounting effect of an income tax rate increase in 1993 (which was offset in income tax expense). FERC Order 636 utilizes a straight-fixed-variable rate design that is applied to each customer's annual firm contract demand for transportation.

     Williams Field Services Group's revenues decreased 17 percent, due primarily to 22 percent lower natural gas sales volumes as a result of the March 1993 sale of Williams' intrastate natural gas pipeline system and related marketing operations in Louisiana. Liquids volumes and prices, average natural gas sales prices and average gathering and processing prices also decreased, but were somewhat offset by increased gathering and processing volumes of 13 percent and 21 percent, respectively. Costs and operating expenses decreased, due primarily to lower natural gas purchase volumes and per-unit costs and the effects of a favorable adjustment of an accrual related to operating taxes, partially offset by higher operations, maintenance and depreciation expenses at expanded gathering facilities. Operating profit increased 5 percent, due primarily to higher gathering and processing volumes, a favorable operating taxes adjustment and other revenues, partially offset by lower per-unit liquids margins, lower average gathering and processing prices and higher operations and maintenance expenses associated with expanded facilities. Operating profit in 1993 included a favorable settlement involving processing revenues from prior periods.

     Williams Pipe Line's shipments increased 9 percent, due primarily to new volumes resulting from the December 1993 acquisition of a pipeline system in southern Oklahoma. Revenues increased 17 percent, due primarily to higher shipments and increased gas liquids and fractionator operations. The slightly higher average transportation rate resulted primarily from longer hauls into the northern region and overall increases in tariff rates, effective December 1, 1994, and June 1, 1993, partially offset by lower rates on shorter haul movements from new business. Costs and operating expenses increased, due primarily to gas liquids and fractionator operations, and additional operating expenses. Operating profit increased 25 percent, due primarily to increased shipments and a favorable insurance settlement, partially offset by higher operating and maintenance expenses.

     Williams Energy Ventures' revenues increased 72 percent, due primarily to newly established petroleum services activities, partially offset by lower refined product trading margins and the effect of reporting these trading activities on a "net margin" basis effective July 1, 1993. Costs and operating expenses increased as a result of the newly established petroleum services activities and the cost of developing long-term energy industry businesses, partially offset by the effect of reporting refined product trading activities on a "net margin" basis. General and administrative expenses increased, reflecting the costs of establishing appropriate administrative and project support groups to serve growing business activities. An operating loss of $10.8 million in 1994 compares to operating profit of $7.8 million in 1993, reflecting costs of developing long-term energy industry investment opportunities and lower results from price-risk management services, partially offset by improved petroleum services activities. Included in 1994's other income -- net is approximately $5 million of costs for evaluating and determining whether to build an oil refinery near Phoenix. Price-risk management services' results continued to be profitable but were lower in 1994 than 1993 because of reduced gasoline and distillate margins and the effect of location pricing differentials in refined products trading activities, partially offset by an improvement in natural gas trading margins reflecting increased volumes.

     Williams Telecommunications Systems' revenues increased 31 percent, due in large part to the March 31, 1994, acquisition of BellSouth's customer equipment sales and service operations in 29 states, as evidenced by a 52 percent increase in the number of ports. Costs and operating expenses and selling, general and administrative expenses increased 31 percent and 20 percent, respectively, due to the increase in volume of equipment sales and services. Operating profit nearly doubled from higher sales volumes, partially offset by an increase in selling, general and administrative expenses. Margins were level between 1994 and 1993, while selling, general and administrative expenses as a percent of revenue decreased in 1994 compared to 1993.

     General corporate expenses decreased, reflecting lower supplemental retirement benefits (see Note 7) and incentive compensation accruals. Interest accrued decreased primarily because of lower effective interest rates, partially offset by higher average borrowing levels. Interest capitalized decreased, reflecting the completion of Northwest Pipeline's mainline expansion, which was placed in service April 1, 1993. Investing income decreased, due primarily to lower investment levels and lower equity earnings for Apco Argentina Inc., in addition to the sale of a portion of Williams' interest in Northern Border Partners, L.P. The 1994 gain on sales of assets results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The gain on sales of assets in 1993 results from the sale of 6.1 million units in the Williams Coal Seam

Gas Royalty Trust and the sale of the intrastate natural gas pipeline system and other related assets in Louisiana (see Note 4). Other income (expense) -- net in 1994 includes a credit for $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies that expired. Also included is approximately $4 million of expense related to Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which relates to postemployment benefits being paid to employees of companies previously sold. Other income (expense) -- net in 1993 includes $6 million of expense accruals for certain costs associated with businesses previously sold, offset with $6 million of equity allowance for funds used during construction (AFUDC) related to the Northwest Pipeline mainline expansion.

     The decrease in the provision for income taxes on continuing operations is primarily a result of lower pre-tax income and the $15.8 million cumulative effect in 1993 of the 1 percent increase in the federal income tax rate. The effective income tax rate in 1994 is lower than the statutory rate, primarily because of income tax credits from coal-seam gas production, partially offset by state income taxes. The effective income tax rate in 1993 is higher than the statutory rate, primarily because of the effect of the federal income tax rate increase and state income taxes, partially offset by income tax credits from coal-seam gas production (see Note 5).

     The network services operations of WilTel have been presented in the Consolidated Financial Statements as discontinued operations, with prior period operating results restated (see Note 2). Income from discontinued operations more than doubled to $94 million. The increase reflects a 93 percent increase in switched services minutes and a 24 percent increase in private line billable circuits. These increases more than offset a major carrier's long-expected removal of traffic from WilTel's system to the carrier's expanded network. Income was also impacted by a decrease in interest accrued, due to the early extinguishment of network services' long-term debt. The effective income tax rate for both 1994 and 1993 is greater than the federal statutory rate, due to the effect of state income taxes.

     The extraordinary credit (loss) results from early extinguishment of debt (see Note 6). Preferred stock dividends decreased, reflecting the redemption of 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock during the second quarter of 1993 (see Note 12).

  1993 vs. 1992

     Northwest Pipeline's revenues increased 10 percent, reflecting increased firm transportation service and higher average transportation rates, partially offset by lower average gas sales prices. Total mainline throughput increased 2 percent. Firm transportation service increased due to a mainline expansion, supported by 15-year firm transportation contracts, being placed into service on April 1, 1993. Northwest Pipeline also placed new, increased transportation rates (subject to refund) into effect on April 1, 1993, that reflected the new mainline expansion and straight-fixed-variable rate design that moderates seasonal swings in operating revenues. Costs and operating expenses decreased 10 percent, due primarily to lower gas purchase volumes and per-unit costs and decreased operation and maintenance expenses, partially offset by increased depreciation. General and administrative expenses increased, due primarily to higher supplemental retirement expenses and increased outside technical and professional fees. Operating profit increased 49 percent, due primarily to increased firm transportation service, higher average transportation rates and lower operation and maintenance expenses, partially offset by higher depreciation and general and administrative expenses and lower gas sales margins.

     Williams Natural Gas' revenues decreased 7 percent, primarily as a result of lower natural gas sales volumes reflecting implementation of FERC Order 636 on October 1, 1993, partially offset by higher average transportation rates and volumes and revenues generated from the sale of working gas in storage. Total throughput increased 2 percent, due primarily to cooler weather in the first quarter of 1993 and increased on-system industrial demand, partially offset by lower off-system activity. Costs and operating expenses decreased 9 percent, primarily as a result of decreased gas supply volumes, partially offset by increased operating and maintenance expenses, increased amortization of recoverable contract-reformation costs and higher per-unit gas supply costs. Operating profit increased 4 percent, primarily due to higher average transportation rates and volumes, reversal of excess contract-reformation costs that had been previously accrued and the regulatory accounting for an income tax rate increase. Largely offsetting operating profit increases were lower natural gas sales volumes and higher operating and maintenance expenses. The impact of the regulatory accounting adjustment was offset by additional deferred income tax expense.

     Williams Field Services Group's revenues decreased 24 percent, due primarily to lower natural gas sales volumes, partially offset by increased gathering, liquids products and processing volumes, and higher average gathering, processing and natural gas sales prices. Gathering volumes increased 18 percent, natural gas liquids volumes increased 11 percent and processing volumes increased 14 percent when compared with volumes from the prior year. The lower natural gas sales volumes were due to the March 1993 sale of Williams' intrastate natural gas pipeline system and related marketing operations in Louisiana. Costs and operating expenses decreased, due primarily to lower natural gas purchase volumes, partially offset by higher gas costs associated with the liquids extraction process and increased operating and maintenance expenses at expanded gathering and processing facilities. Operating profit increased 9 percent, due primarily to increased volumes at expanded facilities and a favorable settlement involving processing revenues from prior periods, partially offset by decreased gas sales volumes, lower liquids margins and increased operating costs from expanded facilities. Other income -- net and operating profit in 1992 also included a gain on the sale of a gathering facility and the reversal of a loss accrual made in prior years.

     Williams Pipe Line's revenues increased 21 percent, due primarily to 12 percent higher shipments, increased other revenues primarily related to gas liquids and fractionator operations, partially offset by a slightly lower transportation rate per barrel. The lower average transportation rate per barrel reflects a 5 percent decrease in the length of the average haul, partially offset by increased tariff rates for portions of both 1992 and 1993. Costs and operating expenses increased, due primarily to gas liquids and fractionator operations. Operating profit increased primarily as a result of higher shipments and lower general and administrative expenses. During the fourth quarter, Williams Pipe Line completed the acquisition of a 300-mile pipeline that connects with the southern portion of its system in Oklahoma. The additional pipeline will provide more direct access to key refining areas and open new markets.

     Williams Energy Ventures' revenues and operating costs decreased approximately 27 percent, due primarily to reporting refined product trading activities on a "net margin" basis effective July 1, 1993. Selling, general and administrative expenses increased significantly from costs associated with establishing this company's operations, pursuing new business development and equipping the company to pursue a growing range of financial and information-based opportunities in the energy industry. Operating profit decreased as improved results from price-risk management activities were more than offset by the expense associated with the development and marketing of new information-based products and exploring other growth opportunities in the energy industry. Improved results in price-risk management activities relate to increases in marketing of commodities and derivatives products, in addition to increased refined product trading volumes.

     Williams Telecommunications Systems' revenues increased 12 percent, due primarily to higher equipment sales and services. Costs and operating expenses increased 9 percent, due primarily to the increased volume of equipment sales and services. Selling, general and administrative expenses decreased 9 percent as 1992 was negatively impacted by the costs associated with restructuring this business. Operating profit increased to $9.5 million in 1993, compared with an operating loss of $9.8 million in 1992 due to increased margins and volumes and a decrease in selling, general and administrative expenses.

     General corporate expenses increased, reflecting higher supplemental retirement benefits (see Note 7) and incentive compensation accruals, in addition to a contribution to The Williams Companies Foundation. Interest accrued increased, primarily because of higher average borrowing levels, partially offset by a lower effective interest rate including the effects of interest-rate swap agreements (see Note 11). Investing income increased, reflecting higher equity earnings from the Kern River Gas Transmission Company pipeline, which became operational February 1992, and higher levels of short-term investments. The gain on sales of assets in 1993 results from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust and the sale of the intrastate natural gas pipeline system and other related assets in Louisiana. The 1992 gain on sales of assets results from the sale of a tract of land in Florida that had been retained from the assets of Agrico Chemical Company, which was sold in 1987. Other income (expense) -- net is unfavorable to 1992, primarily because of decreased equity AFUDC related to Northwest Pipeline's mainline expansion and expense accruals for certain costs associated with businesses previously sold.

     The increase in the provision for income taxes is primarily a result of higher pre-tax income and the $15.8 million cumulative effect of the 1 percent increase in the federal income tax rate. The effective income tax rate in 1993 is higher than the statutory rate, primarily because of the effect of the federal income tax rate increase and state income taxes, partially offset by income tax credits from coal-seam gas production. The effective income tax rate in 1992 is lower than the statutory rate, primarily because of income tax credits from coal-seam gas production, partially offset by state income taxes (see Note 5).

     Income from discontinued operations related to WilTel's network services operations increased 84 percent to $46.4 million in 1993 (see Note 2). The increase is due primarily to a 122 percent increase in switched services minutes, a 32 percent increase in private line billable circuits and lower provisions for bad debt expense, partially offset by a decrease in the weighted average price per circuit. The effective income tax rate for both 1993 and 1992 is greater than the federal statutory rate due to the effect of state income taxes.

     Preferred stock dividends decreased, reflecting the redemption of 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock during the second quarter of 1993 (see Note 12).

FINANCIAL CONDITION AND LIQUIDITY

  Liquidity

     Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At December 31, 1994, Williams had access to $495 million of liquidity, representing the available portion of its $600 million bank-credit facility (see Note 11). This compares with liquidity of $639 million at December 31, 1993, and $780 million at December 31, 1992, including $178 million from Northwest Pipeline. During 1993, Williams filed a $300 million shelf registration statement with the Securities and Exchange Commission, increasing the total amount available to $400 million. The registration statement may be used to issue Williams common or preferred stock, preferred stock purchase rights, debt securities, warrants to purchase Williams common stock or warrants to purchase debt securities. In addition, Northwest Pipeline has $50 million remaining on a registration statement filed with the Securities and Exchange Commission in 1992. Williams does not anticipate the need for additional financing arrangements; however, Williams believes it could be obtained on reasonable terms if required.

     Williams had a net working-capital deficit of $17 million at December 31, 1994, including net assets of discontinued operations of $744 million, compared with $106 million at December 31, 1993. Subsequent to December 31, 1994, $398 million of notes payable and $350 million of revolving credit loans (see Note
11) were repaid from proceeds of the sale of WilTel's network services operations. Williams manages its borrowings to keep cash and cash equivalents at a minimum and has relied on bank-credit facilities to provide flexibility for its cash needs. As a result, it historically has reported negative working capital.

     Terms of certain borrowing agreements limit transfer of funds to Williams from its subsidiaries. The restrictions have not impeded, nor are they expected to impede, Williams' ability to meet its cash requirements in the future.

     Subsequent to December 31, 1994, Williams completed the sale of WilTel's network services operations, and also acquired 60 percent of Transco Energy Company (Transco). See Notes 2 and 16 and the subsequent events section of Management's Discussion and Analysis for additional information regarding the impact these transactions will have on Williams' financial condition and liquidity. During 1995, Williams expects to finance capital expenditures, the Transco acquisition, investments and working-capital requirements through the use of its $600 million bank-credit facility or public debt/equity offerings and the proceeds from the sale of WilTel's network services operations.

  Operating Activities

     Cash provided by continuing operating activities was: 1994 -- $189 million; 1993 -- $187 million; and 1992 -- $141 million. Accounts receivable increased because of expanded activities of Williams Energy Ventures and acquisitions made by Williams Telecommunications Systems, partially offset by the reclassification of WilTel's network services receivables to net assets of discontinued operations (see Note 2). Accounts payable and accrued liabilities also declined as a result of the network services reclassification.

     Cash provided by discontinued operations was: 1994 -- $179 million; 1993 -- $162 million; 1992 -- $113 million. The increases during the periods primarily reflect improved operating results.

  Financing Activities

     Net cash provided (used) by financing activities was: 1994 -- $31 million; 1993 -- ($220) million; 1992 -- $421 million. Long-term debt proceeds, net of principal payments and early extinguishments of debt, were $24 million during 1994. Long-term debt principal payments totaled $192 million during 1993. Long-term debt proceeds, net of principal payments, during 1992 were $264 million. The increase in net new borrowings during 1992 was primarily to fund capital expenditures and investments and advances to affiliates.

     During 1994, Williams and one of its subsidiaries purchased 13.8 million shares of Williams common stock on the open market for $407 million. Substantially all of the purchases were financed with a $400 million bank-credit agreement. Subsequent to December 31, 1994, the outstanding amounts under the credit agreement were repaid from the proceeds of the sale of WilTel's network services operations, and the credit agreement was terminated. Williams also repurchased 258,800 shares of its $2.21 cumulative preferred stock on the open market for $6 million.

     The majority of the proceeds from issuance of common stock in 1994 and 1993 resulted from certain Williams benefit plan stock purchases and exercise of stock options under Williams' stock plan (see Note 12). During 1992, Williams received net proceeds of $96 million from the sale of 4,000,000 shares of $2.21 cumulative preferred stock and $119 million from the sale of 7,100,000 shares of common stock.

     During 1993, Williams called for redemption of its 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock. Substantially all of the preferred shares were converted into 7,600,000 shares of Williams common stock.

     Long-term debt at December 31, 1994, was $1.3 billion, compared with $1.6 billion at December 31, 1993, and $1.7 billion at December 31, 1992. The long-term debt to debt-plus-equity ratio was 46.5 percent at year-end, compared with 48.2 percent and 52.6 percent at December 31, 1993 and 1992, respectively. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 59.3 percent, 49 percent and 54.9 percent, respectively. Included in long-term debt due within one year is $350 million outstanding under Williams' revolving credit loan (see Note 11).

     See Note 6 for information regarding early extinguishment of debt by Williams and its subsidiaries during 1994 and 1992.

  Investing Activities

     Net cash used by investing activities was: 1994 -- $427 million;
1993 -- $277 million; 1992 -- $511 million. Capital expenditures for discontinued operations were $143 million in 1994; $101 million in 1993; and $59 million in 1992, primarily to expand and enhance WilTel's network. Capital expenditures of pipeline subsidiaries, primarily to expand and modernize systems, were $272 million in 1994; $405 million in 1993; and $500 million in 1992. Expenditures in 1994 include Northwest Pipeline's additional mainline expansion and the expansion of various gathering and processing facilities. Expenditures in 1993 include the completion of Northwest Pipeline's first mainline expansion and the expansion of various gathering and processing facilities. Approximately two-thirds of the 1992 expenditures relate to Northwest Pipeline's mainline expansion. Budgeted capital expenditures for 1995 are approximately $1.3 billion, primarily to expand pipeline systems and gathering and processing facilities, develop an underground coal gasification project and acquire certain gathering and processing assets in New Mexico.

     During 1994, Williams received net proceeds of $80 million from the sale of limited partner units in Northern Border Partners, L.P. During 1993, Williams received net proceeds of $113 million from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust. In addition, Williams sold its intrastate natural gas pipeline system and other related assets in Louisiana for $170 million (see Note 4).

     Subsequent to December 31, 1994, Williams announced that Texasgulf Inc. (in which Williams owns 15 percent) had filed registration statements with the Securities and Exchange Commission covering the initial public offering for all of Texasgulf's common stock and certain senior subordinated notes (see Note 3).

EFFECTS OF INFLATION

     Williams has experienced increased costs in recent years due to the effects of inflation. However, approximately 90 percent of Williams' property, plant and equipment has been purchased since 1982, a period of relatively low inflation. A substantial portion of Williams' property, plant and equipment is subject to regulation, which limits recovery to historical cost. While Williams believes it will be allowed the opportunity to earn a return based on the actual cost incurred to replace existing assets, competition or other market factors may limit the ability to recover such increased costs.

OTHER

     In 1992, the FERC issued Order 636, Order 636-A and Order 636-B. These orders, which have been challenged in various respects by various parties in proceedings pending in the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Williams Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline implemented its restructuring on November 1, 1993. Certain aspects of each pipeline company's restructuring are under appeal (see
Note 15).

     Williams is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites, some of which are not currently owned by Williams (see
Note 15), are being monitored by Williams, other potentially responsible parties, U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined products pipeline activities. Williams has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $40 million, all of which is accrued at December 31, 1994. Williams expects to seek recovery of approximately $28 million of these costs through future rates. Williams will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     See Note 7 for the effects of a new accounting standard on postemployment benefits; Note 13 for fair value and off-balance-sheet risk of financial instruments; and Note 15 for contingencies.

SUBSEQUENT EVENTS

     In January 1995, the Williams Board of Directors increased the quarterly cash dividend on Williams common stock to $.27 per share, a 28.5 percent increase over the previous amount.

     Subsequent to December 31, 1994, Williams completed its previously announced sale of WilTel's network services operations for $2.5 billion in cash. The estimated after-tax gain of approximately $1 billion will be recorded in the first quarter of 1995 (see Note 2). Net proceeds from the sale have been or will be used to reduce Williams bank debt, finance the cash tender offer for shares of Transco's common stock, retire certain Transco borrowings and preferred stock, and finance Williams' 1995 capital expenditures program.

     Subsequent to December 31, 1994, Williams acquired 60 percent of Transco in a cash tender offer for $430.5 million. Williams will acquire the remaining 40 percent of Transco's outstanding common stock through a merger, which will result in the issuance of approximately 10.2 million shares of Williams common stock (see Note 16). In connection with the acquisition, Williams plans to redeem for cash $150 million in Transco's $4.75 preferred stock, issue $125 million in Williams preferred stock in exchange for Transco's $3.50 preferred stock and retire approximately $550 million of Transco's borrowings and subsidiary preferred stock, interest-rate swaps and sale of receivables facilities. Williams may also provide funds for Transco working capital and other needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        ----
  Report of Independent Auditors......................................................  F-10
  Consolidated Statement of Income....................................................  F-11
  Consolidated Balance Sheet..........................................................  F-13
  Consolidated Statement of Stockholders' Equity......................................  F-14
  Consolidated Statement of Cash Flows................................................  F-15
  Notes to Consolidated Financial Statements..........................................  F-16
  Quarterly Financial Data (Unaudited)................................................  F-39

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders of
  The Williams Companies, Inc.

     We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Tulsa, Oklahoma
February 10, 1995

                          THE WILLIAMS COMPANIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                1994        1993*       1992*
                                                               -------     -------     -------
                                                                         (MILLIONS)
Revenues:
  Interstate Natural Gas Pipelines:
     Northwest Pipeline......................................  $ 238.5     $ 276.5     $ 251.4
     Williams Natural Gas....................................    231.3       294.1       314.7
  Williams Field Services Group..............................    589.0       707.0       925.3
  Liquids Pipeline/Energy Ventures:
     Williams Pipe Line......................................    209.7       179.3       148.5
     Williams Energy Ventures................................    137.6        80.0       109.8
  Williams Telecommunications Systems........................    396.6       302.8       271.1
  Other......................................................     18.2        10.4         8.6
  Intercompany eliminations (Note 14)........................    (69.8)      (56.7)      (45.9)
                                                               -------     -------     -------
          Total revenues.....................................  1,751.1     1,793.4     1,983.5
                                                               -------     -------     -------
Profit-center costs and expenses:
  Costs and operating expenses...............................  1,187.7     1,283.9     1,560.3
  Selling, general and administrative expenses...............    229.2       203.2       194.5
  Other income -- net........................................     (8.1)       (7.8)       (7.6)
                                                               -------     -------     -------
          Total profit-center costs and expenses.............  1,408.8     1,479.3     1,747.2
                                                               -------     -------     -------
Operating profit (loss):
  Interstate Natural Gas Pipelines:
     Northwest Pipeline......................................    104.1        98.8        66.4
     Williams Natural Gas....................................     48.8        41.0        39.4
  Williams Field Services Group..............................    131.4       125.5       114.9
  Liquids Pipeline/Energy Ventures:
     Williams Pipe Line......................................     60.1        48.2        33.0
     Williams Energy Ventures................................    (10.8)        7.8        10.1
  Williams Telecommunications Systems........................     18.9         9.5        (9.8)
  Other......................................................    (10.2)      (16.7)      (17.7)
                                                               -------     -------     -------
          Total operating profit.............................    342.3       314.1       236.3
General corporate expenses...................................    (28.0)      (38.4)      (27.2)
Interest accrued.............................................   (145.8)     (151.2)     (145.4)
Interest capitalized.........................................      6.0        10.4         8.9
Investing income (Note 3)....................................     49.6        65.2        50.5
Gain on sales of assets (Note 4).............................     22.7        97.5        14.6
Other income (expense) -- net................................      (.2)         .4         7.8
                                                               -------     -------     -------
Income from continuing operations before income taxes........    246.6       298.0       145.5
Provision for income taxes (Note 5)..........................     81.7       112.6        42.4
                                                               -------     -------     -------
Income from continuing operations............................    164.9       185.4       103.1
Income from discontinued operations (Note 2).................     94.0        46.4        25.2
                                                               -------     -------     -------
Income before extraordinary credit (loss)....................    258.9       231.8       128.3
Extraordinary credit (loss) (Note 6).........................    (12.2)         --         9.9
                                                               -------     -------     -------
Net income...................................................    246.7       231.8       138.2
Preferred stock dividends....................................      8.8        11.8        14.5
                                                               -------     -------     -------
Income applicable to common stock............................  $ 237.9     $ 220.0     $ 123.7
                                                               =======     =======     =======

- ---------------

* Restated as described in Note 2.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                CONSOLIDATED STATEMENT OF INCOME -- (CONCLUDED)

                                                                       YEARS ENDED DECEMBER 31,
                                                                       -------------------------
                                                                       1994      1993*     1992*
                                                                       -----     -----     -----
Primary earnings per common and common-equivalent share
  (Notes 1, 2 and 6):
  Income from continuing operations.................................   $1.52     $1.74     $ .97
  Income from discontinued operations...............................     .92       .46       .28
                                                                       -----     -----     -----
  Income before extraordinary credit (loss).........................    2.44      2.20      1.25
  Extraordinary credit (loss).......................................    (.12)       --       .11
                                                                       -----     -----     -----
  Net income........................................................   $2.32     $2.20     $1.36
                                                                       =====     =====     =====
Fully diluted earnings per common and common-equivalent share
  (Notes 1, 2 and 6):
  Income from continuing operations.................................   $1.52     $1.71     $ .97
  Income from discontinued operations...............................     .92       .45       .28
                                                                       -----     -----     -----
  Income before extraordinary credit (loss).........................    2.44      2.16      1.25
  Extraordinary credit (loss).......................................    (.12)       --       .11
                                                                       -----     -----     -----
  Net income........................................................   $2.32     $2.16     $1.36
                                                                       =====     =====     =====

- ---------------
* Restated as described in Note 2.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                       1994            1993
                                                                      -------         -------
                                                                            (MILLIONS)
                                     ASSETS
Current assets:
  Cash and cash equivalents......................................... $   36.1        $   64.3
  Receivables less allowance of $7.9 million ($10.2 million in
     1993)..........................................................    452.3           360.1
  Inventories (Note 8)..............................................    112.3           108.2
  Net assets of discontinued operations (Note 2)....................    743.6              --
  Deferred income taxes (Note 5)....................................     57.1            40.3
  Other.............................................................     55.4            53.6
                                                                     --------        --------
          Total current assets......................................  1,456.8           626.5
Investments (Note 3)................................................    379.1           437.1
Property, plant and equipment -- net (Note 9).......................  3,124.0         3,678.6
Other assets and deferred charges...................................    266.2           278.2
                                                                     --------        --------
          Total assets.............................................. $5,226.1        $5,020.4
                                                                     ========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable (Note 11)........................................... $  507.0        $     --
  Accounts payable (Note 10)........................................    222.5           298.4
  Accrued liabilities (Note 10).....................................    361.4           380.3
  Long-term debt due within one year (Note 11)......................    383.0            54.0
                                                                     --------        --------
          Total current liabilities.................................  1,473.9           732.7
Long-term debt (Note 11)............................................  1,307.8         1,604.8
Deferred income taxes (Note 5)......................................    662.9           625.2
Deferred income and other liabilities...............................    276.0           333.7
Contingent liabilities and commitments (Note 15)
Stockholders' equity (Note 12):
  Preferred stock, $1 par value, 30,000,000 shares authorized,
     4,000,000 shares issued........................................    100.0           100.0
  Common stock, $1 par value, 240,000,000 shares authorized,
     104,401,819 shares issued in 1994 and 103,078,505 shares issued
     and outstanding in 1993........................................    104.4           103.1
  Capital in excess of par value....................................    991.0           959.1
  Retained earnings (Note 11).......................................    716.5           563.7
  Unamortized deferred compensation.................................     (1.3)           (1.9)
                                                                     --------        --------
                                                                      1,910.6         1,724.0
  Less treasury stock, 13,516,994 shares of common stock and 258,800
     shares of preferred stock, at cost.............................   (405.1)             --
                                                                     --------        --------
          Total stockholders' equity................................  1,505.5         1,724.0
                                                                     --------        --------
          Total liabilities and stockholders' equity................ $5,226.1        $5,020.4
                                                                     ========        ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             CAPITAL IN               UNAMORTIZED
                                        PREFERRED   COMMON   EXCESS OF    RETAINED      DEFERRED     TREASURY
                                          STOCK     STOCK    PAR VALUE    EARNINGS    COMPENSATION    STOCK       TOTAL
                                        ---------   ------   ----------   ---------   ------------   --------    -------
                                                                          (MILLIONS)
Balance, December 31, 1991............     $150.0   $83.5      $621.1       $365.8         $(.4)          $--   $1,220.0
Net income -- 1992....................         --      --          --        138.2           --            --      138.2
Cash dividends --
  Common stock ($.76 per share).......         --      --          --        (68.2)          --            --      (68.2)
  Preferred stock (Note 12)...........         --      --          --        (14.5)          --            --      (14.5)
Issuance of shares --
  8,780,080 common....................         --     8.8       138.0           --          (.7)           --      146.1
  4,000,000 preferred.................      100.0      --        (3.8)          --           --            --       96.2
Amortization of deferred
  compensation........................         --      --          --           --           .4            --         .4
Other.................................         --      --          .1           --           --            --         .1
                                         --------   ------    -------      -------       ------      --------    --------
Balance, December 31, 1992............      250.0    92.3       755.4        421.3          (.7)           --    1,518.3
Net income -- 1993....................         --      --          --        231.8           --            --      231.8
Cash dividends --
  Common stock ($.78 per share).......         --      --          --        (77.6)          --            --      (77.6)
  Preferred stock (Note 12)...........         --      --          --        (11.8)          --            --      (11.8)
Issuance of shares -- 3,174,439
  common..............................         --     3.2        55.2           --         (1.7)           --       56.7
Conversion of preferred stock (Note
  12).................................     (150.0)    7.6       141.8           --           --            --        (.6)
Tax benefit of non-qualified stock
  option exercises....................         --      --         6.7           --           --            --        6.7
Amortization of deferred
  compensation........................         --      --          --           --           .5            --         .5
                                         --------   ------    -------      -------       ------      --------    --------
Balance, December 31, 1993............      100.0   103.1       959.1        563.7         (1.9)           --    1,724.0
Net income -- 1994....................         --      --          --        246.7           --            --      246.7
Cash dividends --
  Common stock ($.84 per share).......         --      --          --        (85.1)          --            --      (85.1)
  Preferred stock (Note 12)...........         --      --          --         (8.8)          --            --       (8.8)
Issuance of shares -- 1,596,409
  common..............................         --     1.3        30.1           --         (1.3)          8.1       38.2
Purchase of treasury stock --
  Common 13,790,089...................         --      --          --           --           --        (406.8)    (406.8)
  Preferred 258,800...................         --      --          --           --           --          (6.4)      (6.4)
Tax benefit of non-qualified stock
  option exercises....................         --      --         1.8           --           --            --        1.8
Amortization of deferred
  compensation........................         --      --          --           --          1.9            --        1.9
                                         --------  ------     -------      -------       ------      --------   --------
Balance, December 31, 1994............     $100.0  $104.4      $991.0       $716.5        $(1.3)      $(405.1)  $1,505.5
                                         ========  ======     =======      =======       ======      ========   ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1994       1993*      1992*
                                                                  -------    -------    -------
                                                                           (MILLIONS)
Operating Activities:
  Net income....................................................  $ 246.7    $ 231.8    $ 138.2
  Adjustments to reconcile to cash provided from operations:
     Discontinued operations....................................    (94.0)     (46.4)     (25.2)
     Extraordinary (credit) loss................................     12.2         --       (9.9)
     Depreciation and depletion.................................    150.3      137.8      122.2
     Provision (credit) for deferred income taxes...............     25.8        8.1       (8.6)
     (Gain) loss on sales of property, plant and equipment......       .9     (102.0)     (18.9)
     Gain on sale of investment.................................    (22.7)        --         --
     Changes in receivables sold................................       --      (94.7)     (32.4)
     Changes in receivables.....................................   (175.0)      99.9     (105.7)
     Changes in inventories.....................................     10.2        (.8)       9.9
     Changes in other current assets............................     (2.8)     (16.9)      25.3
     Changes in accounts payable................................     20.7      (37.6)      29.9
     Changes in accrued liabilities.............................      8.1      (43.2)      42.7
     Other, including changes in non-current assets and
       liabilities..............................................      8.0       50.9      (26.2)
                                                                  -------    -------    -------
          Net cash provided by continuing operations............    188.4      186.9      141.3
          Net cash provided by discontinued operations..........    179.2      162.6      112.7
                                                                  -------    -------    -------
          Net cash provided by operating activities.............    367.6      349.5      254.0
                                                                  -------    -------    -------
Financing Activities:
  Changes in notes payable......................................    507.0         --         --
  Proceeds from long-term debt..................................    480.0         --      476.3
  Payments of long-term debt:
     Continuing operations......................................   (328.5)    (169.6)    (167.4)
     Discontinued operations....................................   (128.0)     (22.6)     (45.1)
  Premium on early extinguishment of debt.......................    (18.6)        --         --
  Proceeds from issuance of preferred stock.....................       --         --       96.2
  Proceeds from issuance of common stock........................     26.4       63.4      146.1
  Purchases of treasury stock...................................   (413.2)        --         --
  Dividends paid................................................    (93.9)     (89.4)     (82.7)
  Other--net....................................................       --       (2.1)      (2.0)
                                                                  -------    -------    -------
          Net cash provided (used) by financing activities......     31.2     (220.3)     421.4
                                                                  -------    -------    -------
Investing Activities:
  Property, plant and equipment:
     Capital expenditures:
       Continuing operations....................................   (325.5)    (428.3)    (526.7)
       Discontinued operations..................................   (142.8)    (100.8)     (59.6)
     Proceeds from sales........................................      1.6      295.4       29.5
     Changes in accounts payable and accrued liabilities........     19.1      (48.4)      65.2
  Acquisition of businesses.....................................    (56.5)        --         --
  Proceeds from sale of investments.............................     80.6        8.8         --
  Other -- net..................................................     (3.5)      (3.9)     (19.7)
                                                                  -------    -------    -------
          Net cash used by investing activities.................   (427.0)    (277.2)    (511.3)
                                                                  -------    -------    -------
          Increase (decrease) in cash and cash equivalents......    (28.2)    (148.0)     164.1
Cash and cash equivalents at beginning of year..................     64.3      212.3       48.2
                                                                  -------    -------    -------
Cash and cash equivalents at end of year........................  $  36.1    $  64.3    $ 212.3
                                                                  =======    =======    =======

- ---------------

* Restated as described in Note 2.

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

  Inventory valuation

     Inventories are stated at cost, which is not in excess of market, except for those held by Williams Energy Ventures (see Commodity price-risk management activities accounting policy). Inventories of natural gas are determined using the average-cost method. Williams Pipe Line's inventories of petroleum products are also principally determined using average cost. The cost of materials and supplies inventories is determined principally using the first-in, first-out method by Williams Telecommunications Systems and the average-cost method by other subsidiaries.

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

  Treasury stock

     Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

  Revenue recognition

     Revenues generally are recorded when services have been performed or products have been delivered. Natural gas transportation revenues are recognized based upon contractual terms and the related transported volume through month-end. Williams Pipe Line bills customers when products are shipped and defers the estimated revenues for shipments in transit.

  Commodity price-risk management activities

     Williams Energy Ventures enters into energy-related financial instruments (primarily futures contracts, options contracts and swap agreements) to hedge against market price fluctuations of certain refined products inventories and natural gas sales and purchase commitments. Gains and losses on these hedge contracts are recognized in income when the related hedged item is recognized.

     Williams Energy Ventures also uses energy-related financial instruments (forward contracts, futures contracts, options contracts and swap agreements) and physical inventory to provide price-risk management services to its customers. These investments are valued at market and are primarily recorded in other current assets and other accrued liabilities in the Consolidated Balance Sheet. The resulting change in unrealized

                          THE WILLIAMS COMPANIES, INC.

market gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Income. Such market values reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

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

  Income taxes

     Williams includes the operations of its subsidiaries in its consolidated federal income tax return. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Williams' assets and liabilities.

  Earnings per share

     Primary earnings per share are based on the sum of the average number of common shares outstanding and common-share equivalents resulting from stock options and deferred shares. Fully diluted earnings per share for 1993 assumes conversion of the convertible exchangeable preferred stock (CEPS) into common stock effective January 1, 1993. The CEPS were not dilutive in 1992. Shares used in determination of primary earnings per share are as follows (in thousands):
1994 -- 102,470; 1993 -- 99,911; and 1992 -- 90,816. Shares used in determination of fully diluted earnings per share are as follows (in thousands):
1994 -- 102,502; 1993 -- 103,171; and 1992 -- 90,816.

NOTE 2 -- DISCONTINUED OPERATIONS

     In August 1994, Williams signed a definitive agreement to sell WilTel's network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale closed January 5, 1995, yielding an after-tax gain of approximately $1 billion, which will be recorded in the first quarter of 1995. Under the terms of the agreement, Williams retained WilTel Communications Systems, Inc. (which has been renamed Williams Telecommunications Systems, Inc.), a national telecommunications equipment supplier and service company, and Vyvx, Inc., which operates a national video network specializing in broadcast television applications. The Consolidated Financial Statements have been prepared to present operating results of network services as discontinued operations, with prior period operating results restated.

     Summarized operating results of discontinued operations are as follows:

                                                                    1994     1993     1992
                                                                   ------   ------   ------
                                                                         (MILLIONS)
    Revenues.....................................................  $921.8   $663.8   $494.2
    Operating profit.............................................   163.1     97.0     58.6
    Provision for income taxes...................................    60.9     32.2     16.2
    Income from discontinued operations..........................    94.0     46.4     25.2

     The assets and liabilities that were transferred to LDDS in the sale of the network services operations are presented in the Consolidated Balance Sheet on a net basis at December 31, 1994. Net assets consist of current assets ($86.5 million), net property, plant and equipment ($797.8 million), other assets and deferred

                          THE WILLIAMS COMPANIES, INC.

charges ($144.3 million), less current liabilities ($218.3 million) and deferred income and other liabilities ($66.7 million).

NOTE 3 -- INVESTING ACTIVITIES

                                                                            1994     1993
                                                                           ------   ------
                                                                              (MILLIONS)
    Investments:
      Kern River Gas Transmission Company (50%)*.........................  $179.4   $179.3
      Northern Border Pipeline partnerships (3.2% in 1994 and 12.25% in
         1993)* (Note 4).................................................    20.0     78.6
      Texasgulf Inc. (15%)...............................................   150.0    150.0
      Other*.............................................................    29.7     29.2
                                                                           ------   ------
                                                                           $379.1   $437.1
                                                                           ======   ======

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

     Subsequent to December 31, 1994, Williams and the majority owner of Texasgulf filed registration statements with the Securities and Exchange Commission covering an initial public offering of all Texasgulf's common stock and certain senior subordinated notes. If the common stock offering is completed as filed, Williams will sell all of its interests in Texasgulf except for certain nonproducing phosphate reserves. After giving consideration to the expected effect of these transactions, the estimated net realizable value of certain properties which are expected to be retained, dividends already received from Texasgulf in 1995 and previously unrecognized income tax benefits, Williams does not expect to incur an after-tax loss on the disposition. If the above public offerings do not occur or are significantly altered, Williams believes it will ultimately realize its after-tax investment in Texasgulf through other rights or alternatives.

     At December 31, 1994, other investments carried at $30 million have a market value of $73 million.

     Investing income from continuing operations:

                                                                  1994      1993      1992
                                                                  -----     -----     -----
                                                                         (MILLIONS)
    Interest....................................................  $ 5.5     $10.0     $ 4.7
    Dividends...................................................    4.5       5.6       5.2
    Equity earnings.............................................   39.6      49.6      40.6
                                                                  -----     -----     -----
                                                                  $49.6     $65.2     $50.5
                                                                  =====     =====     =====

     Dividends and distributions received from companies carried on an equity basis were $43 million in 1994; $39 million in 1993; and $10 million in 1992.

                          THE WILLIAMS COMPANIES, INC.

     Summarized financial position and results of operations for Kern River Gas Transmission Company are presented below. Kern River operations began in February 1992.

                                                            1994        1993        1992
                                                           -------     -------     -------
                                                                     (MILLIONS)
    Current assets.......................................  $ 114.1     $  78.7     $  46.6
    Non-current assets, principally natural gas
      transmission plant.................................  1,026.3     1,026.8     1,003.5
    Current liabilities..................................    (86.4)      (60.2)      (34.2)
    Long-term debt.......................................   (643.2)     (662.9)     (675.9)
    Other non-current liabilities........................   (109.5)      (65.5)      (16.3)
                                                           -------     -------     -------
    Partners' equity.....................................  $ 301.3     $ 316.9     $ 323.7
                                                           =======     =======     =======
    Revenues.............................................  $ 179.0     $ 178.7     $ 127.5
    Costs and expenses...................................     54.9        50.6        31.7
    Net income...........................................     38.1        42.1        34.1

NOTE 4 -- SALES OF ASSETS

     In 1994, Williams sold 3,461,500 limited partner common units in Northern Border Partners, L.P. Net proceeds from the sale were approximately $80 million and the sale resulted in a pre-tax gain of $22.7 million. As a result of the sale, Williams' original 12.25 percent interest in Northern Border partnerships has been reduced to 3.2 percent.

     In a 1993 public offering, Williams sold 6.1 million units in the Williams Coal Seam Gas Royalty Trust (Trust), which resulted in net proceeds of $113 million and a pre-tax gain of $51.6 million. The Trust owns defined net profits interests in the developed coal-seam properties in the San Juan Basin of New Mexico and Colorado, which were conveyed to the Trust by Williams Production Company. Ownership of an additional 3.6 million units remains with Williams.

     In March 1993, Williams sold its intrastate natural gas pipeline system and other related assets in Louisiana for $170 million in cash, resulting in a pre-tax gain of $45.9 million.

     The 1992 gain of $14.6 million resulted from the sale of a tract of land in Florida that had been retained from the assets of Agrico Chemical Company, which was sold several years ago.

NOTE 5 -- PROVISION FOR INCOME TAXES

     The provision (credit) for income taxes from continuing operations includes:

                                                                 1994       1993      1992
                                                                 -----     ------     -----
                                                                         (MILLIONS)
    Current:
      Federal..................................................  $45.8     $ 84.1     $40.5
      State....................................................   10.1       20.4      10.5
                                                                 -----     ------     -----
                                                                  55.9      104.5      51.0
                                                                 -----     ------     -----
    Deferred:
      Federal..................................................   23.7       15.8      (6.3)
      State....................................................    2.1       (7.7)     (2.3)
                                                                 -----     ------     -----
                                                                  25.8        8.1      (8.6)
                                                                 -----     ------     -----
    Total provision............................................  $81.7     $112.6     $42.4
                                                                 =====     ======     =====

                          THE WILLIAMS COMPANIES, INC.

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

     Reconciliations from the provision for income taxes attributable to continuing operations at the statutory rate to the provision for income taxes are as follows:

                                                                 1994       1993      1992
                                                                ------     ------     -----
                                                                         (MILLIONS)
    Provision at statutory rate...............................  $ 86.3     $104.3     $49.5
    Increases (reductions) in taxes resulting from:
      Increase in statutory tax rate on beginning of year
         deferred tax balances................................      --       15.8        --
      State income taxes......................................     8.0        8.2       5.3
      Income tax credits......................................   (14.9)     (12.8)     (9.5)
      Other -- net............................................     2.3       (2.9)     (2.9)
                                                                ------     ------     -----
    Provision for income taxes................................  $ 81.7     $112.6     $42.4
                                                                ======     ======     =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

     Significant components of deferred tax liabilities and assets as of December 31 are as follows:

                                                                          1994       1993
                                                                         ------     ------
                                                                           (MILLIONS)
    Deferred tax liabilities:
      Property, plant and equipment....................................  $732.1     $703.4
      Investments......................................................    85.1      114.8
      Other............................................................    82.5      101.7
                                                                         ------     ------
              Total deferred tax liabilities...........................   899.7      919.9
    Deferred tax assets:
      Deferred revenues................................................    42.1       49.3
      Investments......................................................    59.0       88.9
      Rate refunds.....................................................    33.7       17.5
      Regulatory liabilities...........................................    14.4       16.1
      Accrued liabilities..............................................    67.7       54.9
      State deferred taxes.............................................    24.9       22.7
      Minimum tax credits..............................................      --        8.5
      Other............................................................    84.1      110.8
                                                                         ------     ------
              Total deferred tax assets................................   325.9      368.7
              Valuation allowance for deferred tax assets..............    32.0       33.7
                                                                         ------     ------
              Net deferred tax assets..................................   293.9      335.0
                                                                         ------     ------
    Net deferred tax liabilities.......................................  $605.8     $584.9
                                                                         ======     ======

     The valuation allowance for deferred tax assets decreased $1.7 million and $3.4 million during 1994 and 1993, respectively.

                          THE WILLIAMS COMPANIES, INC.

     Cash payments for income taxes are as follows: 1994 -- $113 million, before refunds of $6 million; 1993 -- $129 million; and 1992 -- $50 million.

NOTE 6 -- EXTRAORDINARY CREDIT (LOSS)

     The extraordinary items in 1994 and 1992 result from early extinguishment of debt. During 1994, Williams and one of its subsidiaries paid $316.7 million to redeem higher interest rate debt for a $12.2 million net loss (net of a $7.7 million benefit for income taxes). In 1992, two of Williams' subsidiaries paid a total of $55.7 million to redeem debt resulting in a $9.9 million net gain (including a $.7 million benefit for income taxes).

NOTE 7 -- EMPLOYEE BENEFIT PLANS

  Pensions

     Williams maintains non-contributory defined-benefit pension plans covering the majority of employees. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

     Net pension expense consists of the following:

                                                                  1994      1993      1992
                                                                 ------    ------    ------
                                                                         (MILLIONS)
    Service cost for benefits earned during the year...........  $ 13.9    $ 10.9    $ 10.5
    Interest cost on projected benefit obligation..............    21.8      21.1      18.9
    Actual return on plan assets...............................     3.1     (28.3)    (17.9)
    Amortization and deferrals.................................   (24.2)      8.2       (.7)
    Settlement loss............................................      --       5.7        --
                                                                 ------    ------    ------
    Net pension expense........................................  $ 14.6    $ 17.6    $ 10.8
                                                                 ======    ======    ======
    Net pension expense:
      Continuing operations....................................  $ 10.0    $ 14.9    $  8.5
      Discontinued operations..................................     4.6       2.7       2.3
                                                                 ------    ------    ------
                                                                 $ 14.6    $ 17.6    $ 10.8
                                                                 ======    ======    ======

     During 1993, certain supplemental retirement plan participants elected to receive lump-sum benefits, which resulted in a settlement loss of $5.7 million.

                          THE WILLIAMS COMPANIES, INC.

     The following table presents the funded status of the plans:

                                                                            1994     1993
                                                                            ----     ----
                                                                             (MILLIONS)
    Actuarial present value of benefit obligations:
      Vested benefits.....................................................  $191     $229
      Non-vested benefits.................................................    10       14
                                                                            ----     ----
      Accumulated benefit obligations.....................................   201      243
      Effect of projected salary increases................................    58       75
                                                                            ----     ----
      Projected benefit obligations.......................................   259      318
    Assets at market value................................................   251      275
                                                                            ----     ----
    Assets less than projected benefit obligations........................     8       43
    Unrecognized net loss.................................................   (12)     (38)
    Unrecognized prior-service cost.......................................   (10)      (9)
    Unrecognized transition asset.........................................     5        6
                                                                            ----     ----
    Pension (asset) liability.............................................  $ (9)    $  2
                                                                            ====     ====

     Williams has retained all liabilities and obligations of WilTel's network services operations' plan participants up to the date of sale (see Note 2).

     At December 31, 1994, assets of two of Williams' pension plans exceeded the projected benefit obligations by $5 million. However, the preceding table includes pension plans that had projected benefit obligations of $26 million and assets of $13 million at December 31, 1994.

     The discount rate used to measure the present value of benefit obligations is 8 1/2 percent (7 1/4 percent in 1993); the assumed rate of increase in future compensation levels is 5 percent; and the expected long-term rate of return on assets is 10 percent. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, corporate bonds, United States government securities and commercial paper.

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

     Effective January 1, 1993, Williams prospectively adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Application of the standard reduced 1993 net income by approximately $2 million.

                          THE WILLIAMS COMPANIES, INC.

     Net postretirement benefit expense consists of the following:

                                                                           1994      1993
                                                                           -----     -----
                                                                           (MILLIONS)
    Service cost for benefits earned during the year.....................  $ 3.9     $ 3.7
    Interest cost on accumulated postretirement benefit obligation.......    7.8       8.2
    Actual return on plan assets.........................................    (.6)      (.7)
    Amortization of unrecognized transition obligation...................    5.1       5.2
    Amortization and deferrals...........................................     .1      (3.5)
                                                                           -----     -----
    Net postretirement benefit expense...................................  $16.3     $12.9
                                                                           =====     =====
    Net postretirement benefit expense:
      Continuing operations..............................................  $14.7     $11.4
      Discontinued operations............................................    1.6       1.5
                                                                           -----     -----
                                                                           $16.3     $12.9
                                                                           =====     =====

     The estimated expense of providing these benefits to retirees was $8 million in 1992 ($1 million for discontinued operations) and included accruals of $4 million for future benefits payable to eligible active employees.

     The following table presents the funded status of the plan:

                                                                            1994     1993
                                                                            ----     ----
                                                                            (MILLIONS)
    Actuarial present value of postretirement benefit obligation:
      Retirees............................................................  $ 55     $ 65
      Fully eligible active plan participants.............................    11       11
      Other active plan participants......................................    34       41
                                                                            ----     ----
      Accumulated postretirement benefit obligation.......................   100      117
    Assets at market value................................................    16       10
                                                                            ----     ----
    Assets less than accumulated postretirement benefit obligation........    84      107
    Unrecognized net gain (loss)..........................................    19       (4)
    Unrecognized transition obligation....................................   (78)     (83)
                                                                            ----     ----
    Postretirement benefit liability......................................  $ 25     $ 20
                                                                            ====     ====

     The postretirement benefit liability at December 31, 1994, includes approximately $5 million for WilTel's network services operations' plan participants. Williams has no obligation to pay postretirement medical benefits for these participants after the date of sale (see Note 2).

     The discount rate used to measure the present value of benefit obligations is 8 1/2 percent (7 1/4 percent in 1993). The expected long-term rate of return on plan assets is 10 percent. The annual assumed rate of increase in the health care cost trend rate for 1995 is 10 to 14 percent, systematically decreasing to 6 percent by 2003. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percent in each year would increase the aggregate of the service and interest cost components of postretirement benefit expense for the year ended December 31, 1994, by $2 million and the accumulated postretirement benefit obligation as of December 31, 1994, by $14 million.

                          THE WILLIAMS COMPANIES, INC.

  Other

     Williams maintains various defined-contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. Company contributions are invested primarily in Williams common stock. Williams' contributions to these plans were $14 million in 1994, $13 million in 1993 and $11 million in 1992. Contributions to these plans made by discontinued operations were $3 million in 1994 and 1993, and $2 million in 1992.

     Effective January 1, 1994, Williams adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of benefits provided to former or inactive employees after employment but before retirement. Adoption of the standard reduced 1994 net income by approximately $2 million and is not reported as a change in accounting principle due to immateriality.

NOTE 8 -- INVENTORIES

                                                                          1994       1993
                                                                         ------     ------
                                                                            (MILLIONS)
    Natural gas in underground storage.................................  $  9.9     $ 12.1
    Petroleum products:
      Williams Pipe Line...............................................    12.1       11.6
      Williams Energy Ventures.........................................    25.6       22.8
      Other............................................................     3.7        3.8
    Materials and supplies:
      Williams Telecommunications Systems..............................    28.6       22.6
      Other............................................................    32.4       35.3
                                                                         ------     ------
                                                                         $112.3     $108.2
                                                                         ======     ======

NOTE 9 -- PROPERTY, PLANT AND EQUIPMENT

                                                                      1994         1993
                                                                    --------     --------
                                                                         (MILLIONS)
    Cost:
      Northwest Pipeline..........................................  $1,275.4     $1,221.6
      Williams Natural Gas........................................     745.0        721.6
      Williams Field Services Group...............................   1,274.4      1,117.6
      Williams Pipe Line..........................................     781.9        750.0
      Williams Energy Ventures....................................      31.4          6.3
      Williams Telecommunications Systems.........................      32.1         25.3
      Discontinued operations (Note 2)............................        --      1,052.8
      Other.......................................................     170.9        137.9
                                                                    --------     --------
                                                                     4,311.1      5,033.1
    Accumulated depreciation......................................  (1,187.1)    (1,354.5)
                                                                    --------     --------
                                                                    $3,124.0     $3,678.6
                                                                    ========     ========

     Commitments for construction and acquisition of property, plant and equipment are approximately $70 million at December 31, 1994.

                          THE WILLIAMS COMPANIES, INC.

NOTE 10 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $41 million at December 31, 1994, and $53 million at December 31, 1993.

                                                                           1994      1993
                                                                          ------    ------
                                                                          (MILLIONS)
    Accrued liabilities:
      Rate refunds......................................................  $ 83.8    $ 42.7
      Employee costs....................................................    51.7      62.3
      Interest..........................................................    39.9      42.9
      Deferred revenue..................................................    24.5      54.8
      Income taxes payable..............................................    38.0      22.2
      Taxes other than income taxes.....................................    41.8      38.5
      Other.............................................................    81.7     116.9
                                                                          ------    ------
                                                                          $361.4    $380.3
                                                                          ======    ======

NOTE 11 -- LONG-TERM DEBT, LEASES AND BANKING ARRANGEMENTS

  Notes payable

     During 1994, a subsidiary of Williams entered into a $400 million short-term credit agreement to finance the acquisition of Williams common stock. Notes payable totaling $398 million were outstanding under this agreement at December 31, 1994. These notes were repaid in January 1995.

     The weighted average interest rate on the $507 million outstanding short-term borrowings at December 31, 1994, was 6.75 percent. There were no short-term borrowings outstanding at December 31, 1993.

                          THE WILLIAMS COMPANIES, INC.

  Long-term debt

                                                             WEIGHTED
                                                             AVERAGE         (MILLIONS)
                                                             INTEREST    ------------------
                                                              RATE*       1994       1993
                                                             --------    -------    -------
    The Williams Companies, Inc.
      Revolving credit loans...............................     6.6%    $  350.0   $     --
      Debentures, 8.875% -- 10.25%, payable 2012, 2020
         and 2021..........................................     9.5        379.7      400.0
      Notes, 7.5% -- 13%, payable through 2001.............     8.3        363.8      524.8
      Capital lease obligations, 11.1%, payable through
         2014..............................................    11.1         31.0       31.4
    Northwest Pipeline
      Debentures, 9% -- 10.65%, payable through 2022.......     9.6        293.0      304.3
      Adjustable rate notes, payable through 2002..........     9.0         13.3       15.0
    Williams Natural Gas
      Variable rate notes, payable 1999....................     6.2        130.0         --
      Debentures at 10.25%.................................      --           --      120.0
    Williams Field Services Group
      Other, payable through 1999..........................     8.0          5.7         --
    Williams Pipe Line
      Notes, 8.95% and 9.78%, payable through 2001.........     9.3        120.0      130.0
    Williams Telecommunications Systems
      Other................................................     7.9          4.3        5.8
    Discontinued operations (Note 2)
      Notes at 9.61% and 9.81%.............................      --           --      127.5
                                                                        --------   --------
                                                                         1,690.8    1,658.8
    Current portion of long-term debt......................               (383.0)     (54.0)
                                                                        --------   --------
                                                                        $1,307.8   $1,604.8
                                                                        ========   ========

- ---------------

* At December 31, 1994.

     Under Williams' $600 million credit agreement, Northwest Pipeline, Williams Natural Gas and Williams Pipe Line have access to various amounts of the facility while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions. Certain amounts outstanding at December 31, 1994, under this facility do not reduce amounts available to Williams in the future. The available amount at December 31, 1994, is $495 million. The agreement terminates in December 1995 and Williams expects to replace it with a similar agreement.

     In conjunction with the issuance of $130 million of variable rate debt by Williams Natural Gas in November 1994, Williams entered into an interest-rate swap agreement under which Williams pays a 7.78 percent fixed rate in exchange for a variable rate (5.81 percent at December 31, 1994). The difference between the fixed and variable rate is included in interest expense.

     During 1993, Williams sold to financial institutions options to enter into future interest-rate swap agreements on $220 million of fixed-rate debt. Net proceeds of $22 million from the sale of these options were deferred and amortized as a reduction of interest expense over the remaining term of the original debt agreements. In 1994, the original debt was prepaid, the options were terminated and the remaining deferred proceeds from the sale of the options have been included in the extraordinary loss on the debt extinguishments (see
Note 6).

                          THE WILLIAMS COMPANIES, INC.

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

     Terms of borrowings require maintenance of certain financial ratios, limit the sale or encumbrance of assets and limit the amount of additional borrowings. In addition, certain debt agreements include a restriction on the payment of dividends on common stock and the amount that can be expended to acquire Williams common stock. At December 31, 1994, Williams had $565 million available under this covenant. Terms of certain subsidiaries' borrowing arrangements with institutional lenders limit the transfer of funds to Williams. Net assets of consolidated subsidiaries at December 31, 1994, are $2.7 billion, of which approximately $432 million is restricted. Undistributed earnings of companies and partnerships accounted for under the equity method of $64 million are included in Williams' consolidated retained earnings at December 31, 1994.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments, for each of the next five years are as follows:

                                                                            (MILLIONS)
                                                                            ----------
        1995..............................................................     $381
        1996..............................................................       44
        1997..............................................................       21
        1998..............................................................      131
        1999..............................................................      302

     Cash payments for interest (net of amounts capitalized) related to continuing operations are as follows: 1994 -- $143 million; 1993 -- $144 million; and 1992 -- $119 million. Cash payments for interest (net of amounts capitalized) related to discontinued operations are as follows: 1994 -- $6 million; 1993 -- $16 million; and 1992--$18 million.

  Leases

     Future minimum annual rentals under non-cancelable leases related to continuing operations are as follows:

                                                                        CAPITAL     OPERATING
                                                                        LEASES       LEASES
                                                                        -------     ---------
                                                                            (MILLIONS)
    1995..............................................................    $ 5           $21
    1996..............................................................      5            19
    1997..............................................................      4            17
    1998..............................................................      4            14
    1999..............................................................      4            12
    Thereafter........................................................     57            83
                                                                        -----       -------
    Total minimum annual rentals......................................     79          $166
                                                                                    =======
    Imputed interest at 11%...........................................     46
                                                                        -----
    Present value of net minimum annual rentals.......................    $33
                                                                        =====

     Total rent expense from continuing operations was $26 million in 1994, $22 million in 1993, and $23 million in 1992. Total rent expense from discontinued operations was $70 million in 1994, $59 million in 1993, and $48 million in 1992.

                          THE WILLIAMS COMPANIES, INC.

NOTE 12 -- STOCKHOLDERS' EQUITY

     The outstanding $2.21 cumulative preferred shares are redeemable by Williams at a price of $25, beginning in September 1997. Dividends per share of $2.21, $2.21 and $.72 were recorded during 1994, 1993 and 1992, respectively.

     During 1993, Williams called for redemption of its 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock. Substantially all of the preferred shares were converted into 7.6 million shares of Williams common stock. Dividends per share of $.97 and $3.875 were recorded during 1993 and 1992, respectively.

     Each outstanding share of common stock has one-half of a preferred stock purchase right attached. Under certain conditions, each right may be exercised to purchase, at an exercise price of $75 (subject to adjustment), one two-hundredth of a share of a new series of junior participating preferred stock. The rights may be exercised only if an Acquiring Person acquires (or obtains the right to acquire) 20 percent or more of Williams common stock; or commences an offer for 30 percent or more of Williams common stock; or the board of directors determines an Adverse Person has become the owner of 10 percent or more of Williams common stock. The rights, which do not have voting rights, expire in 1996 and may be redeemed at a price of $.05 per right prior to their expiration, or within a specified period of time after the occurrence of certain events. In the event a person becomes the owner of more than 20 percent of Williams common stock or the board of directors determines that a person is an Adverse Person, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock having a value equal to two times the exercise price of the right. In the event Williams is acquired in a merger or other business combination, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right.

     The 1990 Stock Plan (the Plan) permits granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. The Plan provides for granting of awards to key employees, including officers and directors who are employees. Such awards may be granted for no consideration other than prior and future services. The purchase price per share for stock options and stock-appreciation rights may not be less than the fair-market value of the stock on the date of grant. Another stock option plan provides for the granting of non-qualified options to non-employee directors. Options generally become exercisable in three annual installments beginning within one year after grant, and they expire 10 years after grant.

     The following summary reflects option transactions during 1994.

                                                                             OPTION PRICE
                                                                        -----------------------
                                                             SHARES     PER SHARE      TOTAL
                                                            --------    ---------    ----------
                                                                                     (MILLIONS)
    Shares under option:
      December 31, 1993...................................  2,455,785      $11-27         $48
      Granted.............................................    824,679       25-30          24
      Canceled or surrendered.............................    (27,310)      14-30          (1)
      Exercised...........................................   (369,146)      11-27          (6)
                                                           ----------                    ----
      December 31, 1994...................................  2,884,008      $11-30         $65
                                                          ===========                    ====
    Shares exercisable December 31, 1994..................  1,305,971
                                                          ===========

     Under the Plan, Williams granted 127,706, 97,504 and 108,920 deferred shares in 1994, 1993 and 1992, respectively, to key employees. Deferred shares are valued at the date of award and generally charged to expense in the year of award. Williams issued 45,298, 191,007 and 70,958 of previously deferred shares in

                          THE WILLIAMS COMPANIES, INC.

1994, 1993 and 1992, respectively. Williams also issued 44,800, 62,000 and 40,000 shares of restricted stock in 1994, 1993 and 1992, respectively. Restricted stock is valued on the issuance date, and the related expense is amortized over varying periods of three to ten years.

     During November 1994, Williams entered into a deferred share agreement (the Agreement) in connection with the sale of WilTel's network services operations. Under the terms of the Agreement, Williams will distribute up to approximately
2.6 million shares of Williams common stock to key employees over various periods through 1998. During 1994, the initial stock distribution of 273,095 shares was made.

     At December 31, 1994, 7,131,209 shares of common stock were reserved for stock awards, of which 1,835,014 were available for future grants (3,200,354 at December 31, 1993).

NOTE 13 -- FINANCIAL INSTRUMENTS

  Fair value methods

     The following methods and assumptions were used by Williams in estimating its fair-value disclosures for financial instruments:

          Cash and cash equivalents and notes payable: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

          Notes and other non-current receivables: For those notes with interest rates approximating market or maturities of less than three years, fair value is estimated to approximate historically recorded amounts. For those notes with maturities beyond three years and fixed interest rates, fair value is calculated using discounted cash flow analysis based on current market rates.

          Long-term debt: The fair value of Williams' long-term debt is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 1994 and 1993, 59 percent and 76 percent, respectively, of Williams' long-term debt was publicly traded. Williams used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

          Call options sold on interest-rate swaps: Fair value is determined by discounting estimated future cash flows using forward interest rates implied by the year-end yield curve and standard option pricing techniques. Fair value was calculated by the two financial institutions holding the options.

          Interest-rate swap: Fair value is determined by discounting estimated future cash flows using forward interest rates implied by the year-end yield curve. Fair value was calculated by the financial institution who is the counterparty to the swap.

          Energy-related futures, swaps and options: Fair value reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

                          THE WILLIAMS COMPANIES, INC.

  Carrying amounts and fair values of Williams' financial instruments

     Asset (liability)

                                                         1994                  1993
                                                  -------------------   -------------------
                                                  CARRYING     FAIR     CARRYING     FAIR
                                                   AMOUNT     VALUE      AMOUNT     VALUE
                                                  --------   --------   --------   --------
                                                                  (MILLIONS)
    Cash and cash equivalents...................  $   36.1   $   36.1   $   64.3   $   64.3
    Notes and other non-current receivables.....      63.1       62.3       31.7       31.3
    Investment in Texasgulf Inc. (see Note 3)...     150.0      150.0      150.0      150.0
    Notes payable...............................    (507.0)    (507.0)        --         --
    Long-term debt, including current portion...  (1,657.6)  (1,679.9)  (1,624.1)  (1,807.0)
    Call options sold on interest-rate swaps....        --         --      (18.4)     (25.4)
    Interest-rate swap..........................       (.3)       1.4         --         --
    Energy-related trading:
      Futures...................................      (2.0)      (2.0)       2.0        2.0
      Swaps and options:
         Assets.................................      22.7       22.7        7.0        7.0
         Liabilities............................     (13.8)     (13.8)      (6.3)      (6.3)
    Energy-related hedging:
      Futures...................................      (3.3)      (3.3)       (.9)       (.9)
      Swaps and options:
         Assets.................................        .3         .3         --         --
         Liabilities............................      (5.2)      (5.2)        --         --

     The above asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts.

     The 1994 average fair value of the energy-related trading futures contracts is a liability of $1.5 million. The 1994 average fair value of the trading swaps and options assets and liabilities are $9.2 million and $7 million, respectively.

     Williams has recorded liabilities of $27 million and $37 million at December 31, 1994 and 1993, respectively, for certain guarantees that qualify as financial instruments. It is not practicable to estimate the fair value of these guarantees because of their unusual nature and unique characteristics.

  Off-balance-sheet credit and market risk

     Williams is a participant in numerous transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     Williams sold, with limited recourse, certain receivables. The aggregate limit under these receivables facilities was $80 million at December 31, 1994 (all related to discontinued operations) and $180 million at December 31, 1993. Williams received $45 million of additional net proceeds in 1994, none in 1993 and $171 million in 1992. At December 31, 1994 and 1993, $80 million and $35 million (all related to discontinued operations) of such receivables had been sold, respectively. Under a different arrangement, one of Williams' subsidiaries sold $18 million of receivables with limited recourse in 1992. Williams has no risk of credit loss because amounts outstanding relate to discontinued operations (see Note 2).

     In connection with certain assets disposed in 1987, Williams has been providing, for the benefit of the mortgage lender, a guarantee of the sufficiency of certain lease rentals to meet a portion of the debt service associated with the assets. At December 31, 1994 and 1993, the maximum possible loss under this

                          THE WILLIAMS COMPANIES, INC.

arrangement was approximately $16 million and $15 million, respectively, before consideration of future contractual and estimated sublease income, which is expected to be substantial. In January 1995, Williams acquired from the lender the underlying debt and mortgage and believes that under the arrangement the guarantee terminated by its terms. The debtor and owner of the assets has disputed Williams' interpretation of the guarantee.

     In connection with the sale of units in the Williams Coal Seam Gas Royalty Trust (Trust), Williams indemnified the Trust against losses from certain litigation (see Note 15), guaranteed certain minimum ownership interests based on natural gas reserve volumes through 1993 only and guaranteed minimum gas prices through 1997. At December 31, 1994 and 1993, Williams has a recorded liability of $10 million and $15 million, respectively, for these items, representing the maximum amounts for the first two guarantees and an estimate of the gas price exposure based on historical operating trends and an assessment of market conditions. While Williams' maximum exposure from this guarantee exceeds amounts accrued, it is not practicable to determine such amount because of the unique aspects of the guarantee.

     In connection with the sale of WilTel's network services operations, Williams has been indemnified by LDDS against any losses related to retained guarantees of $200 million for lease rental obligations. LDDS is negotiating with the guaranteed parties to remove Williams as guarantor.

     Williams has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $9 million and $20 million at December 31, 1994 and 1993, respectively. Williams believes it will not have to perform under these agreements because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

     In accordance with historical industry practice, Williams' natural gas subsidiaries have gas purchase contracts with commitments to buy minimum quantities of natural gas, primarily at market prices, for varying periods estimated to extend through at least 2014. The subsidiaries currently have or will enter into gas sales contracts for these volumes, or the subsidiaries will negotiate the termination of contracts that are not required to meet gas sales demand (see Note 15).

  Commodity price-risk management services

     Williams Energy Ventures provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of financial instruments, including forward contracts, futures contracts, options contracts and swap agreements. See Note 1 for a description of the accounting for these trading activities. The net gain for 1994 from all trading activities was $14.2 million and is reported as revenues in the Consolidated Statement of Income.

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

                          THE WILLIAMS COMPANIES, INC.

     The notional quantities and average prices for natural gas related swap agreements, options contracts and futures contracts at December 31, 1994, are as follows:

                                                                          PAYOR     RECEIVER
                                                                          -----     --------
    Trading:
      Fixed-price swaps:
         Quantities (TBtu)..............................................   86.0       100.9
         Average price (per MMBtu)......................................  $2.01       $1.86
      Location differential swaps:
         Quantities (TBtu)..............................................   85.0       136.3
         Average price (per MMBtu)......................................  $1.42       $1.43
      Options:
         Quantities (TBtu)..............................................   15.1        17.9
         Average strike price (per MMBtu)...............................  $1.91       $2.19
      Futures:
         Quantities (TBtu)..............................................   80.3        60.7
         Average price (per MMBtu)......................................  $1.91       $1.92
    Hedging:
      Fixed-price swaps:
         Quantities (TBtu)..............................................   28.4         4.1
         Average price (per MMBtu)......................................  $2.21       $2.16
      Options:
         Quantities (TBtu)..............................................    5.5         3.7
         Average strike price (per MMBtu)...............................  $2.07       $2.05
      Futures:
         Quantities (TBtu)..............................................   21.3         3.1
         Average price (per MMBtu)......................................  $1.90       $1.91

     At December 31, 1993, Williams Energy Ventures was the payor and receiver under natural gas fixed-price swap agreements having notional quantities of 44.1 TBtu and 43.9 TBtu, respectively. Average prices are $2.24 and $2.18, respectively. In addition, Williams Energy Ventures was the payor and receiver under location differential variable-priced swap agreements having notional quantities of 26.3 TBtu and 38.8 TBtu, respectively, at December 31, 1993. The average price under these agreements was $1.77.

     The swap agreements call for Williams Energy Ventures to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. The variable prices are generally based on either industry pricing publications or exchange quotations. Williams Energy Ventures buys and sells options contracts which give the buyer the right to exercise the options and receive the difference between a predetermined strike price and a market price at the date of exercise. The market prices used for natural-gas-related contracts are generally exchange quotations. Williams Energy Ventures also enters into futures contracts which are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations. The swap agreements extend for various periods through 2000; options contracts and futures contracts extend for various periods through 1996. Average prices are based on weighted averages for contracts outstanding at December 31, 1994 and 1993. Average prices for location differential swaps incorporate forward prices based on the appropriate index.

     Williams Energy Ventures enters into energy-related financial instruments to hedge against market price fluctuations of certain refined products inventories and natural gas sales and purchase commitments. Net

                          THE WILLIAMS COMPANIES, INC.

deferred losses at December 31, 1994, on anticipated sales and purchase commitments were $9 million. It is expected that substantially all of these deferred amounts will be recognized in income during 1995. See Note 1 for a description of the accounting for these hedging activities.

  Concentration of credit risk

     Williams' cash equivalents consist of high quality securities placed with various major financial institutions with high credit ratings. Williams' investment policy limits the company's credit exposure to any one financial institution.

     At December 31, 1994 and 1993, approximately 40 percent and 48 percent, respectively, of receivables are for the sale or transportation of natural gas and related products or services. Approximately 30 percent and 43 percent of receivables at December 31, 1994 and 1993, respectively, are for telecommunications and related services. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the northwestern and central United States. Telecommunications customers include numerous corporations. As a general policy, collateral is not required for receivables, but customers' financial conditions and credit worthiness are evaluated regularly.

NOTE 14 -- OTHER FINANCIAL INFORMATION

     Intercompany revenues (at prices that generally apply to sales to unaffiliated parties) are as follows:

                                                                    1994     1993     1992
                                                                    -----    -----    -----
                                                                          (MILLIONS)
    Northwest Pipeline............................................  $ 3.4    $ 3.6    $ 8.6
    Williams Natural Gas..........................................   14.2      5.4      5.4
    Williams Field Services Group.................................    7.8     37.8     20.6
    Williams Pipe Line............................................   28.6      6.8       --
    Williams Energy Ventures......................................   15.5      3.1     11.3
    Williams Telecommunications Systems...........................     .3       --       --
                                                                    -----    -----    -----
                                                                    $69.8    $56.7    $45.9
                                                                    =====    =====    =====

     Williams Natural Gas had sales to a natural gas distributor that accounted for 15 percent in 1993 and 11 percent in 1992 of Williams' revenues.

                          THE WILLIAMS COMPANIES, INC.

     Information for business segments is as follows:

                                                            1994        1993*       1992*
                                                           -------     -------     -------
                                                                     (MILLIONS)
    Identifiable assets at December 31:
      Northwest Pipeline................................. $1,028.0    $1,032.6    $1,064.2
      Williams Natural Gas...............................    719.8       697.0       704.8
      Williams Field Services Group......................  1,097.5       996.5     1,081.2
      Williams Pipe Line.................................    599.5       587.8       535.8
      Williams Energy Ventures...........................    172.7        57.8        13.3
      Williams Telecommunications Systems................    255.5       169.1       157.0
      Investments........................................    379.1       437.1       434.9
      General corporate and other........................    230.4       147.3       141.3
      Discontinued operations............................    743.6       895.2       849.8
                                                           -------     -------     -------
              Consolidated............................... $5,226.1    $5,020.4    $4,982.3
                                                           =======     =======     =======
    Additions to property, plant and equipment:
      Northwest Pipeline.................................  $  62.6     $ 175.7     $ 297.6
      Williams Natural Gas...............................     32.9        54.9        47.8
      Williams Field Services Group......................    153.8       117.3       142.7
      Williams Pipe Line.................................     35.5        61.4        26.9
      Williams Energy Ventures...........................     24.6         3.0          --
      Williams Telecommunications Systems................      4.9         1.9         5.0
      General corporate and other........................     11.2        14.1         6.7
                                                           -------     -------     -------
              Consolidated...............................  $ 325.5     $ 428.3     $ 526.7
                                                           =======     =======     =======
    Depreciation and depletion:
      Northwest Pipeline.................................  $  33.9     $  30.7     $  24.2
      Williams Natural Gas...............................     27.2        27.3        26.0
      Williams Field Services Group......................     47.2        44.0        38.9
      Williams Pipe Line.................................     22.3        21.4        21.2
      Williams Energy Ventures...........................       .3          .1          --
      Williams Telecommunications Systems................      5.3         4.7         3.7
      General corporate and other........................     14.1         9.6         8.2
                                                           -------     -------     -------
              Consolidated...............................  $ 150.3     $ 137.8     $ 122.2
                                                           =======     =======     =======

- ---------------

* Restated as described in Note 2.

NOTE 15 -- CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters and related litigation

     In June 1990, a producer brought suit against Williams Natural Gas alleging antitrust and interference with contract claims regarding the transportation of gas and seeking actual, treble and punitive damages and injunctive relief. Williams Natural Gas has denied any liability. In April 1991, Williams Natural Gas was granted summary judgment on the antitrust claim and at the close of the plaintiff's case, a directed verdict was granted in favor of Williams Natural Gas on the remaining claims. The plaintiff filed an appeal on November 18, 1992, and on January 12, 1995, the lower court's judgment was affirmed.

     Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to

                          THE WILLIAMS COMPANIES, INC.

refund were $111 million at December 31, 1994; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see Note 10 for the amount of revenues reserved for potential refund as of December 31, 1994.

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

  Contract reformations and gas purchase deficiencies

     Williams Natural Gas has undertaken the reformation of its respective gas supply contracts to settle gas purchase deficiencies, avoid future gas purchase deficiencies, reduce prices to market levels or make other appropriate modifications. As of December 31, 1994, Williams Natural Gas' total supplier take-or-pay, ratable take and minimum take claims were not significant.

     Williams Natural Gas and a producer have executed a number of definitive agreements to resolve outstanding issues between the two companies and restructure their relationship. Among other things, the agreements terminate Williams Natural Gas' largest gas purchase contract and resolve a number of disputes and litigation, including a $203 million claim by the producer for take-or-pay deficiencies and a gas pricing dispute. With respect to the latter dispute, Williams Natural Gas paid the producer $35 million in cash and is committed to pay an additional $40 million under certain circumstances, all but a small portion of which payments Williams Natural Gas believes it will be permitted to recover from certain of its former sales customers. Portions of the settlement are subject to regulatory approvals, including the regulatory abandonment of a certain Williams Natural Gas gathering system on terms acceptable to Williams Natural Gas.

     Williams Natural Gas also has commitments under gas supply contracts reflecting prices in excess of market-based prices. The estimated commitment amounts at December 31, 1994, attributable to these contracts were:

                                                                                         POST
                                            1995     1996     1997     1998     1999     1999
                                            ----     ----     ----     ----     ----     ----
                                                               (MILLIONS)
    Commitments...........................  $10      $10      $12      $12      $13      $133

     Williams has an accounting policy of determining accruals taking into consideration both historical and future gas quantities and appropriate prices to determine an estimated total exposure. This exposure is discounted and risk-weighted to determine the appropriate accrual. The estimated portion recoverable from sales and transportation customers is deferred based on Williams' estimate of its expected recovery of the amounts allowed by FERC policy. As of December 31, 1994, Williams Natural Gas had a remaining accrual of $47 million for take-or-pay settlements and reformation of the non-market responsive contracts. Although Williams believes these accruals are adequate, the actual amount paid for take-or-pay settlements and contract reformation will depend on the outcome of various court proceedings; the provisions and enforceability of each gas purchase contract; the success of settlement negotiations; and other factors.

     Current FERC policy associated with Orders 436 and 500 requires interstate gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Pursuant to FERC Order 500, Williams Natural Gas has filed to recover a portion of previously incurred take-or-pay and contract-reformation costs. As of December 31, 1994, this subsidiary had $40 million included in recoverable contract-reformation and take-or-pay settlement costs which had not yet been paid and filed for recovery with the FERC. Under Orders 636, 636-A and 636-B,

                          THE WILLIAMS COMPANIES, INC.

costs incurred to comply with these rules are permitted to be recovered in full, although 10 percent of such costs must be allocated to interruptible transportation service.

     The FERC initially approved a method for Northwest Pipeline to direct bill its contract-reformation costs, but when challenged on appeal, sought a remand to reassess such method. Northwest Pipeline has received an order from the FERC that requires a different allocation of such costs which is now being challenged by certain customers. Northwest Pipeline does not expect any reallocation to result in a significant financial impact upon the company.

     Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made two filings to direct bill take-or-pay and gas supply realignment costs recoverable under Orders 436, 500 and 528. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in additional costs, and provided for an offset of $3 million. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by the second filing. Williams Natural Gas believes that the filing will most likely be approved and will make additional filings in the future under the stipulation and agreement to recover such further contract-reformation costs as may be incurred.

  Other legal matters

     Williams Natural Gas has identified polychlorinated biphenyl (PCB) contamination in air compressor systems, disposal pits and related properties at certain compressor station sites and has been involved in negotiations with the U.S. Environmental Protection Agency (EPA) to develop additional screening, detailed sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities. As of December 31, 1994, Williams Natural Gas had recorded a liability for approximately $28 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Williams Natural Gas deferred these costs pending recovery as incurred through future rates and other means.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At December 31, 1994, Williams had approximately $6 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     A lawsuit was filed on May 14, 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. On June 28, 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. This decision is being appealed by the plaintiffs. Since June 28, 1994, four individual lawsuits have been filed against Northwest Pipeline in U.S. district court in Colorado, making essentially the same claims. Northwest Pipeline is vigorously defending these lawsuits.

     On December 31, 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that

                          THE WILLIAMS COMPANIES, INC.

the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. On September 13, 1994, the Court granted summary judgment in favor of the defendants. The Tribe sought a certification of an interlocutory appeal from the Court which was denied. Nevertheless, the Tribe has lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

     Relative to a proposal for the acquisition of WilTel submitted to Williams by LDDS Communications, Inc. (LDDS), contained in a letter dated May 3, 1994, and attached as an exhibit to a report on Form 8-K filed by LDDS on that day, two class action lawsuits were filed on May 9, 1994, in the Chancery Court of Delaware alleging that Williams' directors breached their fiduciary duty to the plaintiff and the members of the putative class by summarily rejecting the LDDS proposal and by issuing false and misleading statements. On September 26, 1994, both suits were dismissed without prejudice. See Note 2 for information regarding the sale of WilTel's network services operations on January 5, 1995.

     On October 6, 1994, the Antitrust Division of the Department of Justice issued a civil investigation demand to Williams Natural Gas concerning its provision of transportation services in Kansas and Missouri. Williams Natural Gas has filed a response, and believes that it has not violated the antitrust laws in the conduct of its business.

     On December 21, 1994, Williams Natural Gas received a second civil investigative demand from the Antitrust Division of the Department of Justice concerning certain gathering activities of Williams Natural Gas and Williams' other operating subsidiaries. Williams is preparing a response but believes that none of its subsidiaries has violated the antitrust laws in the conduct of its business.

     Relative to a certain Agreement and Plan of Merger, dated December 12, 1994, among Williams, a Williams subsidiary and Transco Energy Company (Transco), seven class action lawsuits were filed on December 12, 1994, and later, in the Chancery Court of Delaware, challenging the transaction and alleging a breach of fiduciary duties by Transco's directors. In six of the lawsuits, Williams was named as a party defendant, the plaintiffs alleging that Williams aided and abetted the alleged breach of duty. On January 6, 1995, the parties to all of the lawsuits entered into an agreement in principle and on January 9, 1995, a stipulation and agreement of compromise, settlement and release was executed subject to approval of the Court. See Note 16 for information regarding the acquisition of Transco.

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

NOTE 16 -- TRANSCO ACQUISITION

     Subsequent to December 31, 1994, Williams acquired 60 percent of Transco's outstanding common stock in a cash tender offer for $430.5 million. Williams also plans to acquire the remaining 40 percent of Transco's

                          THE WILLIAMS COMPANIES, INC.

outstanding common stock through a merger which will exchange the remaining Transco common stock for approximately 10.2 million shares of Williams common stock. The cash portion of the acquisition was financed from the proceeds of the WilTel network services sale.

     Transco is engaged primarily in the natural gas pipeline and natural gas marketing businesses. Williams plans to sell certain other Transco operations, such as coal mining and coalbed methane extraction in 1995. The estimated purchase price, including transaction fees and other related costs, is approximately $775 million, excluding $2.3 billion in preferred stock and debt obligations of Transco. The acquisition will be accounted for as a purchase in 1995 and it is expected that the excess purchase price will be allocated to Transco's property, plant and equipment.

                          THE WILLIAMS COMPANIES, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (millions, except per-share amounts). Certain amounts have been restated as described in Note 2 of Notes to Consolidated Financial Statements.

                                                      FIRST      SECOND     THIRD      FOURTH
                         1994                         QUARTER    QUARTER    QUARTER    QUARTER
    -----------------------------------------------   ------     ------     ------     ------
    Revenues.......................................   $386.6     $419.9     $467.3     $477.3
    Costs and operating expenses...................    248.5      274.0      335.4      329.8
    Income before extraordinary loss...............     52.8       74.0       55.6       76.5
    Net income.....................................     52.8       62.9       55.6       75.4
    Primary earnings per common and
      common-equivalent share:
         Income before extraordinary loss..........      .48        .69        .51        .77
         Net income................................      .48        .58        .51        .76
    Fully diluted earnings per common and common-
      equivalent share:
         Income before extraordinary loss..........      .48        .69        .51        .77
         Net income................................      .48        .58        .51        .76
                         1993
    Revenues.......................................   $613.2     $388.8     $371.0     $420.4
    Costs and operating expenses...................    448.2      279.8      267.1      288.8
    Net income.....................................    125.6       36.1       18.0       52.1
    Primary earnings per common and
      common-equivalent share......................     1.28        .33        .15        .48
    Fully diluted earnings per common and common-
      equivalent share.............................     1.21        .32        .15        .48

     The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding.

     Second-quarter 1994 includes a $23 million gain from the sale of assets (see Note 4 of Notes to Consolidated Financial Statements).

     First-quarter 1993 includes gains totaling $95 million from the sales of assets (see Note 4 of Notes to Consolidated Financial Statements). Third-quarter 1993 net income was reduced $15 million related to the cumulative effect of the 1 percent increase in the federal income tax rate.

     Selected comparative fourth-quarter data are as follows (millions, except per-share amounts). Certain 1993 amounts have been restated as described in Note 2 of Notes to Consolidated Financial Statements.

                                                                         1994        1993
                                                                        ------      ------
    Operating profit (loss):
      Interstate Natural Gas Pipelines:
         Northwest Pipeline...........................................  $ 22.7      $ 20.1
         Williams Natural Gas.........................................    15.1        13.6
      Williams Field Services Group...................................    39.3        31.8
      Liquids Pipeline/Energy Ventures:
         Williams Pipe Line...........................................    19.8        10.7
         Williams Energy Ventures.....................................   (11.0)         .1
      Williams Telecommunications Systems.............................     6.7         3.8
      Other...........................................................    (4.2)       (4.8)
                                                                        ------      ------
              Total operating profit..................................    88.4        75.3
    General corporate expenses........................................    (7.0)      (15.9)
    Interest expense -- net...........................................   (39.1)      (34.4)
    Investing income..................................................    10.8        13.5
    Other income (expense) -- net.....................................    (2.5)         .2
                                                                        ------      ------
    Income from continuing operations before income taxes.............    50.6        38.7
    Provision for income taxes........................................    16.4         3.5
                                                                        ------      ------
    Income from continuing operations.................................    34.2        35.2
    Income from discontinued operations...............................    42.3        16.9
                                                                        ------      ------
    Income before extraordinary loss..................................    76.5        52.1
    Extraordinary loss................................................    (1.1)         --
                                                                        ------      ------
    Net income........................................................  $ 75.4      $ 52.1
                                                                        ======      ======
    Primary and fully diluted earnings per common and
      common-equivalent share.........................................  $  .76      $  .48
                                                                        ======      ======

     In fourth-quarter 1994, Williams Natural Gas recorded a $7 million reversal of excess contract-reformation accruals. Williams Energy Ventures' fourth-quarter operating loss includes $5 million in costs for evaluating and determining whether to build an oil refinery. Fourth-quarter 1994 discontinued operations includes favorable adjustments of approximately $15 million relating to bad debt recoveries and accrual reversals.

     In fourth-quarter 1993, Williams Field Services Group recorded an $11 million favorable settlement involving processing revenues from prior periods. General corporate expenses in the fourth quarter of 1993 include $5 million of additional accruals for supplemental retirement benefits. Fourth-quarter 1993 discontinued operations includes favorable adjustments of approximately $6 million relating to bad debt recoveries and accrual reversals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Williams required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in Williams' Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 1995 (the "Proxy Statement"), which information is incorporated by reference herein. A copy of the Proxy Statement will be filed as an exhibit to the Form 10-K. Information regarding the executive officers of Williams is presented following Item 4 herein, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K regarding executive compensation is presented under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the headings "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" in the Proxy Statement are not incorporated by reference herein. A copy of the Proxy Statement will be filed as an exhibit to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K is presented under the headings "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated by reference herein. A copy of the Proxy Statement will be filed as an exhibit to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is no information regarding certain relationships and related transactions required by Item 404 of Regulation S-K to be reported in response to this Item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2. The financial statements and schedules listed in the accompanying index to consolidated financial statements are filed as part of this annual report.

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

          Exhibit 2 --

             *(a) Agreement and Plan of Merger, dated as of December 12, 1994, among Williams, WC Acquisition Corp. and Transco (filed as Exhibit
        (c)(1) to Schedule 14D-1, dated December 16, 1994).

             *(b) Amendment to Agreement and Plan of Merger, dated as of February 17, 1995 (filed as Exhibit 6 to Amendment No. 8 to Schedule 13D, dated February 23, 1995).

             *(c) Stock Option Agreement, dated as of December 12, 1994, by and between Williams and Transco (filed as Exhibit (c)(2) to Schedule 14D-1, dated December 16, 1994).

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

              (d) Certificate of Amendment of Restated Certificate of Incorporation, dated May 20, 1994.

             *(e) Amended and Restated Rights Agreement, dated as of July 12, 1988, between Williams and First Chicago Trust Company of New York (filed as Exhibit 4(c) to Williams Form 8, dated July 28, 1988).

             *(f) By-laws of Williams (filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1993).

          Exhibit 4 --

             *(a) Form of Senior Debt Indenture between the Company and Chemical Bank, Trustee, relating to the 10 1/4% Debentures, due 2020; the 9 3/8% Debentures, due 2021; the 8 1/4% Notes, due 1998; Medium-Term Notes (8.50%-9.31%), due 1996 through 2001; the 7 1/2% Notes, due 1999, and the 8 7/8% Debentures, due 2012 (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-33294, filed February 2, 1990).

              (b) U.S. $800,000,000 Credit Agreement, dated as of February 23, 1995, among Williams and certain of its subsidiaries and the banks named therein and Citibank, N.A., as agent.

          Exhibit 10(iii) -- Compensatory Plans and Management Contracts

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

             *(d) The Williams Companies, Inc. 1985 Stock Option Plan (filed as Exhibit A to Williams' Proxy Statement, dated March 13, 1985).

             *(e) The Williams Companies, Inc. 1988 Stock Option Plan for Non-Employee Directors (filed as Exhibit A to Williams' Proxy Statement, dated March 14, 1988).

             *(f) The Williams Companies, Inc. 1990 Stock Plan (filed as Exhibit A to Williams' Proxy Statement, dated March 12, 1990).

             *(g) Indemnification Agreement, effective as of August 1, 1986, between Williams and members of the Board of Directors and certain officers of Williams (filed as Exhibit 10(iii) (e) to Form 10-K for the year ended December 31, 1986).

          Exhibit 11 -- Computation of Earnings Per Common and Common-equivalent Share.

          Exhibit 12 -- Computation of Ratio of Earnings to Combined Fixed
                        Charges and Preferred Stock Dividend Requirements.

          Exhibit 20 -- Definitive Proxy Statement of Williams for 1995 (to be
                        filed by amendment).

          Exhibit 21 -- Subsidiaries of the registrant.

          Exhibit 23 -- Consent of Independent Auditors.

          Exhibit 24 -- Power of Attorney together with certified resolution.

          Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by Williams with the Securities and Exchange Commission during the fourth quarter of 1994.

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

                           THE WILLIAMS COMPANIES, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                ITEM 14(A) 1 AND 2

                                                                                        PAGE
                                                                                        ----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended December 31, 1994........  F-11
  Consolidated balance sheet at December 31, 1994 and 1993............................  F-13
  Consolidated statement of stockholders' equity for the three years ended December
     31, 1994.........................................................................  F-14
  Consolidated statement of cash flows for the three years ended December 31, 1994....  F-15
  Notes to consolidated financial statements..........................................  F-16
  Schedules for the three years ended December 31, 1994:
      I -- Condensed financial information of registrant..............................  F-45
     II -- Valuation and qualifying accounts..........................................  F-49
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)................................................  F-39

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          THE WILLIAMS COMPANIES, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          STATEMENT OF INCOME (PARENT)

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1994        1993*        1992*
                                                               ------       ------       ------
                                                                 (MILLIONS, EXCEPT PER-SHARE
                                                                           AMOUNTS)
Investing income.............................................  $ 29.4       $ 27.3       $ 16.3
Interest accrued.............................................   (91.8)       (95.8)       (90.9)
Gain on sales of assets (Note 2).............................      --         51.6           --
Other income (expense) -- net................................     2.9        (16.9)          .6
                                                               ------       ------       ------
Loss from continuing operations before income taxes and
  equity in subsidiaries' income.............................   (59.5)       (33.8)       (74.0)
Equity in consolidated subsidiaries' income..................   195.0        189.8        131.5
                                                               ------       ------       ------
Income from continuing operations before income taxes........   135.5        156.0         57.5
Credit for income taxes......................................   (29.4)       (29.4)       (45.6)
                                                               ------       ------       ------
Income from continuing operations............................   164.9        185.4        103.1
Income from discontinued operations (Note 1).................    94.0         46.4         25.2
                                                               ------       ------       ------
Income before extraordinary credit (loss)....................   258.9        231.8        128.3
Extraordinary credit (loss) from early extinguishment of
  debt.......................................................   (12.2)          --          9.9
                                                               ------       ------       ------
Net income...................................................   246.7        231.8        138.2
Preferred stock dividends....................................     8.8         11.8         14.5
                                                               ------       ------       ------
Income applicable to common stock............................  $237.9       $220.0       $123.7
                                                               ======       ======       ======
Primary earnings per common and common-equivalent share:
  Income from continuing operations..........................  $ 1.52       $ 1.74       $  .97
  Income from discontinued operations........................     .92          .46          .28
                                                               ------       ------       ------
  Income before extraordinary credit (loss)..................    2.44         2.20         1.25
  Extraordinary credit (loss)................................    (.12)          --          .11
                                                               ------       ------       ------
  Net income.................................................  $ 2.32       $ 2.20       $ 1.36
                                                               ======       ======       ======
Fully diluted earnings per common and common-equivalent
  share:
  Income from continuing operations..........................  $ 1.52       $ 1.71       $  .97
  Income from discontinued operations........................     .92          .45          .28
                                                               ------       ------       ------
  Income before extraordinary credit (loss)..................    2.44         2.16         1.25
  Extraordinary credit (loss)................................    (.12)          --          .11
                                                               ------       ------       ------
  Net income.................................................  $ 2.32       $ 2.16       $ 1.36
                                                               ======       ======       ======

- ---------------

*Certain amounts have been restated as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                             BALANCE SHEET (PARENT)


                                                                             DECEMBER 31,
                                                                         --------------------
                                                                          1994         1993
                                                                         -------      -------
                                                                              (MILLIONS)
                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................  $   16.5     $   26.1
  Due from consolidated subsidiaries..................................     138.4         31.5
  Receivables.........................................................      65.3          1.8
  Investment in discontinued operations (Note 1)......................     743.6           --
  Other...............................................................       4.9           .5
                                                                        --------     --------
          Total current assets........................................     968.7         59.9
Investments:
  Equity in consolidated subsidiaries.................................   1,634.8      2,658.4
  Receivables from consolidated subsidiaries..........................     387.8        260.2
                                                                        --------     --------
                                                                         2,022.6      2,918.6
  Other...............................................................      44.0         43.7
                                                                        --------     --------
                                                                         2,066.6      2,962.3
Property, plant and equipment -- net..................................      36.3         47.4
Other assets and deferred charges.....................................      14.8         46.9
                                                                        --------     --------
          Total assets................................................  $3,086.4     $3,116.5
                                                                        ========     ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................................   $  73.8      $    --
  Due to consolidated subsidiaries....................................     137.6        256.6
  Accounts payable and accrued liabilities............................      84.1         71.2
  Long-term debt due within one year (Note 3).........................     361.5         11.4
                                                                        --------     --------
          Total current liabilities...................................     657.0        339.2
Long-term debt (Note 3)...............................................     763.0        944.8
Other liabilities.....................................................     160.9        108.5
Stockholders' equity:
  Preferred stock.....................................................     100.0        100.0
  Common stock........................................................     104.4        103.1
  Capital in excess of par value......................................     991.0        959.1
  Retained earnings...................................................     716.5        563.7
  Unamortized deferred compensation...................................      (1.3)        (1.9)
                                                                        --------     --------
                                                                         1,910.6      1,724.0
  Less treasury stock (Note 4)........................................    (405.1)          --
                                                                        --------     --------
          Total stockholders' equity..................................   1,505.5      1,724.0
                                                                        --------     --------
          Total liabilities and stockholders' equity..................  $3,086.4     $3,116.5
                                                                        ========     ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                        STATEMENT OF CASH FLOWS (PARENT)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1993*       1992*
                                                                -------     -------     -------
                                                                          (MILLIONS)
Operating activities:
  Net income..................................................  $ 246.7     $ 231.8     $ 138.2
  Adjustments to reconcile to cash provided from operations:
     Equity in subsidiaries' income, net of cash dividends....    153.1       (60.0)     (101.5)
     Discontinued operations..................................    (94.0)      (46.4)      (25.2)
     Extraordinary (credit) loss..............................     12.2          --        (9.9)
     Depreciation.............................................      4.3         4.2         4.3
     Provision (credit) for deferred income taxes.............     20.8        (1.7)       (4.5)
     Gain on sales of property, plant and equipment...........       --       (52.1)         --
     Changes in receivables...................................    (59.5)        5.0        (7.0)
     Changes in other current assets..........................     (7.1)        1.4        (1.5)
     Changes in accounts payable..............................      3.0         (.7)        (.2)
     Changes in accrued liabilities...........................    (12.1)      (18.7)       13.1
     Other, including changes in non-current assets and
       liabilities............................................      6.4        58.5        (4.2)
                                                                -------     -------     -------
          Net cash provided by operating activities...........    273.8       121.3         1.6
                                                                -------     -------     -------
Financing activities:
  Changes in notes payable....................................     73.8          --          --
  Proceeds from long-term debt................................    350.0          --       300.0
  Payments of long-term debt..................................   (181.7)     (128.8)      (44.0)
  Premium on early extinguishment of debt.....................     (8.9)         --          --
  Proceeds from issuance of preferred stock...................       --          --        96.2
  Proceeds from issuance of common stock......................     26.4        63.4       146.1
  Purchase of treasury stock..................................    (18.4)         --          --
  Dividends paid..............................................    (93.9)      (89.4)      (82.7)
  Other -- net................................................       --         (.6)         --
                                                                -------     -------     -------
          Net cash provided (used) by financing activities....    147.3      (155.4)      415.6
                                                                -------     -------     -------
Investing activities:
  Property, plant and equipment:
     Capital expenditures.....................................     (1.1)       (1.6)       (1.3)
     Proceeds from sales of property, plant and equipment.....       --       115.1          --
  Investments in consolidated subsidiaries....................    (71.2)      (75.3)     (184.9)
  Changes in advances to subsidiaries.........................   (354.4)        1.0      (251.1)
  Other -- net................................................     (4.0)        (.6)       (1.0)
                                                                -------     -------     -------
          Net cash provided (used) by investing activities....   (430.7)       38.6      (438.3)
                                                                -------     -------     -------
          Increase (decrease) in cash and cash equivalents....     (9.6)        4.5       (21.1)
  Cash and cash equivalents at beginning of year..............     26.1        21.6        42.7
                                                                -------     -------     -------
  Cash and cash equivalents at end of year....................  $  16.5     $  26.1     $  21.6
                                                                =======     =======     =======

- ---------------

* Certain amounts have been restated as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)

                    NOTES TO FINANCIAL INFORMATION (PARENT)

NOTE 1. DISCONTINUED OPERATIONS

     In August 1994, Williams signed a definitive agreement to sell WilTel's network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale closed January 5, 1995, yielding an after-tax gain of approximately $1 billion, which will be recorded in the first quarter of 1995. The Condensed Financial Information of Registrant have been prepared to present operating results of network services as discontinued operations, with prior period operating results restated.

NOTE 2. SALES OF ASSETS

     In a 1993 public offering, Williams sold 6.1 million units in the Williams Coal Seam Gas Royalty Trust (Trust), which resulted in net proceeds of $113 million and a pre-tax gain of $51.6 million. The Trust owns defined net profits interests in the developed coal-seam properties in the San Juan Basin of New Mexico and Colorado, which were conveyed to the Trust by Williams Production Company. Ownership of an additional 3.6 million units remains with Williams.

NOTE 3. LONG-TERM DEBT AND LEASES

     Long-term debt due within one year includes $350 million of borrowings under Williams' $600 million credit agreement. This agreement terminates in December 1995 and Williams expects to replace it with a similar agreement.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments, for each of the next five years are as follows: 1995 -- $361 million; 1996 -- $23 million; 1997 -- none; 1998 -- $110 million; and 1999 -- $150 million.

     Future minimum annual rentals under non-cancelable capital leases for each of the next five years are $4 million. See Note 11 of Notes to Consolidated Financial Statements for additional information on long-term debt.

NOTE 4. TREASURY STOCK

     For financial reporting purposes, treasury stock of $394.8 million held by a wholly-owned subsidiary of Williams has been presented as a reduction of stockholders' equity.

NOTE 5. DIVIDENDS RECEIVED

     Cash dividends from subsidiaries and companies accounted for on an equity basis are as follows: 1994 -- $354.2 million; 1993 -- $142.6 million; and 1992 -- $36 million.

NOTE 6. INCOME TAX AND INTEREST PAYMENTS

     Cash payments for income taxes are as follows: 1994 -- $112 million; 1993 -- $118 million; and 1992 -- $49.6 million.

     Cash payments for interest are as follows: 1994 -- $90 million; 1993 -- $96.6 million; and 1992 -- $79.2 million.

NOTE 7. FINANCIAL INSTRUMENTS

     Disclosure of financial instruments for the parent company are included in the consolidated disclosures. See Note 13 of Notes to Consolidated Financial Statements.

                          THE WILLIAMS COMPANIES, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(A)

                                                             ADDITIONS
                                                         ------------------
                                                         CHARGED
                                                         TO COSTS
                                           BEGINNING       AND                                    ENDING
                                            BALANCE      EXPENSES     OTHER     DEDUCTIONS(B)     BALANCE
                                           ---------     --------     -----     -------------     -------
                                                                     (MILLIONS)
Allowance for doubtful accounts:
  1994...................................    $10.2        $  4.2(c)   $  --         $ 6.5(d)       $ 7.9
  1993...................................     17.3            .5(e)      --           7.6           10.2
  1992...................................     22.4          16.2         --          21.3           17.3

- ---------------

(a) Deducted from related assets.

(b) Represents balances written off, net of recoveries and reclassifications.

(c) Excludes $5.7 million related to discontinued operations.

(d) Includes the discontinued operations beginning balance reclassification of $3.6 million.

(e) Includes $4.1 million reversal of amounts previously accrued.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            THE WILLIAMS COMPANIES, INC.
                                                 (Registrant)

                                            By:    /s/  DAVID M. HIGBEE
                                                       David M. Higbee
                                                       Attorney-in-Fact
Dated: March 2, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                         TITLE
- ---------------------------------------------    --------------------------------------------

              /s/  KEITH E. BAILEY*              Chairman of the Board, President, Chief
                   Keith E. Bailey                 Executive Officer (Principal Executive
                                                   Officer) and Director

                /s/  JACK D. MCCARTHY*           Senior Vice President -- Finance (Principal
              Jack D. McCarthy                     Financial Officer)

            /s/  GARY R. BELITZ*                 Controller (Chief Accounting Officer)
                 Gary R. Belitz


              /s/  HAROLD W. ANDERSEN*           Director
                   Harold W. Andersen

                                                 Director
               Ralph E. Bailey

            /s/  GLENN A. COX*                   Director
                Glenn A. Cox

            /s/  THOMAS H. CRUIKSHANK*           Director
                 Thomas H. Cruikshank

          /s/  ERVIN S. DUGGAN*                  Director
               Ervin S. Duggan

             /s/  ROBERT J. LAFORTUNE*           Director
                  Robert J. LaFortune

              /s/  JAMES C. LEWIS*               Director

               James C. Lewis

                  SIGNATURE                                         TITLE
- ---------------------------------------------    --------------------------------------------
             /s/  JACK A. MACALLISTER*           Director
                 Jack A. MacAllister

                /s/  JAMES A. MCCLURE*           Director
                   James A. McClure

                 /s/  PETER C. MEINIG*           Director
                     Peter C. Meinig

                   /s/  KAY A. ORR*              Director
                       Kay A. Orr

                /s/  GORDON R. PARKER*           Director
                    Gordon R. Parker

              /s/  JOSEPH H. WILLIAMS*           Director
                  Joseph H. Williams

      *By     /s/  DAVID M. HIGBEE               Director
                  David M. Higbee
                  Attorney-in-Fact

Dated: March 2, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                                    DESCRIPTION
- -------                                   -----------


Exhibit 2 --        *(a) Agreement and Plan of Merger, dated as of December 12, 1994, among Williams, WC Acquisition Corp. and Transco (filed as
                    Exhibit (c)(1) to Schedule 14D-1, dated December 16, 1994).

                    *(b) Amendment to Agreement and Plan of Merger, dated as of February 17, 1995 (filed as Exhibit 6 to Amendment No. 8 to
                    Schedule 13D, dated February 23, 1995).

                    *(c) Stock Option Agreement, dated as of December 12, 1994, by and between Williams and Transco (filed as Exhibit (c)(2) to Schedule 14D-1, dated December 16, 1994).

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

                    (d) Certificate of Amendment of Restated Certificate of
                    Incorporation, dated May 20, 1994.

                    *(e) Amended and Restated Rights Agreement, dated as of July 12,
                    1988, between Williams and First Chicago Trust Company of New
                    York (filed as Exhibit 4(c) to Williams Form 8, dated July
                    28, 1988).

                    *(f) By-laws of Williams (filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1993).

Exhibit 4 --        *(a) Form of Senior Debt Indenture between the Company and
                    Chemical Bank, Trustee, relating to the 10 1/4% Debentures, due
                    2020; the 9 3/8% Debentures, due 2021; the 8 1/4% Notes, due
                    1998; Medium-Term Notes (8.50%-9.31%), due 1996 through 2001; the
                    7 1/2% Notes, due 1999, and the 8 7/8% Debentures, due 2012
                    (filed as Exhibit 4.1 to Form S-3 Registration Statement No.
                    33-33294, filed February 2, 1990).

                    (b) U.S. $800,000,000 Credit Agreement, dated as of February 23,
                    1995, among Williams and certain of its subsidiaries and the banks named therein and Citibank, N.A., as agent.

Exhibit 10(iii) --  Compensatory Plans and Management Contracts

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

                    *(d) The Williams Companies, Inc. 1985 Stock Option Plan (filed as Exhibit A to Williams' Proxy Statement, dated March 13,
                    1985).

                    *(e) The Williams Companies, Inc. 1988 Stock Option Plan for
                    Non-Employee Directors (filed as Exhibit A to Williams' Proxy
                    Statement, dated March 14, 1988).

                    *(f) The Williams Companies, Inc. 1990 Stock Plan (filed as
                    Exhibit A to Williams' Proxy Statement, dated March 12, 1990).

                    *(g) Indemnification Agreement, effective as of August 1, 1986, between Williams and members of the Board of Directors and certain officers of Williams (filed as Exhibit 10(iii) (e) to
                    Form 10-K for the year ended December 31, 1986).

Exhibit 11 --       Computation of Earnings Per Common and Common-equivalent Share.

Exhibit 12 --       Computation of Ratio of Earnings to Combined Fixed Charges and
                    Preferred Stock Dividend Requirements.


Exhibit 20 --       Definitive Proxy Statement of Williams for 1995 (to be filed by amendment).

Exhibit 21 --       Subsidiaries of the registrant.

Exhibit 23 --       Consent of Independent Auditors.

Exhibit 24 --       Power of Attorney together with certified resolution.

Exhibit 27 --       Financial Data Schedule
