Form 10-Q
period 1995-03-31
WILLIAMS COMPANIES INC
filed 1995-05-15
CIK 107263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1995
                               -------------------------------------------------

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                      1-4174
                       --------------------------------------------------------


                          THE WILLIAMS COMPANIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      73-0569878
- ---------------------------------------     ------------------------------------
     (State of Incorporation)               (IRS Employer Identification Number)


        ONE WILLIAMS CENTER
          TULSA, OKLAHOMA                                   74172
- ---------------------------------------     ------------------------------------
(Address of principal executive office)                   (Zip Code)


Registrant's telephone number:                 (918) 588-2000
                               -------------------------------------------------


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
                             Yes   X       No
                                  ---         ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                               Outstanding at April 30, 1995
 ----------------------------------            ---------------------------------
    Common Stock, $1 par value                         91,071,732 Shares

                          THE WILLIAMS COMPANIES, INC.
                                     INDEX


Part I.  Financial Information                                                                                 Page
                                                                                                               ----
    Item 1.  Financial Statements


       Consolidated Statement of Income--Three Months
          Ended March 31, 1995 and 1994                                                                           2


       Consolidated Balance Sheet--March 31, 1995 and
          December 31, 1994                                                                                       4


       Consolidated Statement of Cash Flows--Three Months
          Ended March 31, 1995 and 1994                                                                           6


       Notes to Consolidated Financial Statements                                                                 8


    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                               19


Part II.  Other Information                                                                                      23

    Item 6.  Exhibits and Reports on Form 8-K

       Exhibit 11--Computation of Earnings Per Common and Common-
                     equivalent Share

       Exhibit 12--Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock Dividend
                     Requirements

                          THE WILLIAMS COMPANIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                                                      (Millions)
                                                                                                -------------------------
                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                -------------------------
                                                                                                  1995            1994*
                                                                                                ----------     ----------
Revenues:
  Williams Interstate Natural Gas Systems (Note 4)                                               $  321.3         $110.5
  Williams Field Services Group                                                                     132.1           89.7
  Williams Energy Services                                                                          350.8           77.2
  Williams Pipe Line                                                                                 64.4           50.9
  Williams Telecommunications Systems                                                               126.7           74.0
  Other                                                                                              15.2            3.0
  Intercompany eliminations                                                                         (52.5)         (18.7)
                                                                                                 --------         ------

           Total revenues                                                                           958.0          386.6
                                                                                                 --------         ------

Profit-center costs and expenses:
  Costs and operating expenses                                                                      666.7          248.5
  Selling, general and administrative expenses                                                      113.7           54.5
  Other income--net                                                                                   (.1)          (3.1)
                                                                                                 --------         ------

           Total profit-center costs and expenses                                                   780.3          299.9
                                                                                                 --------         ------

Operating profit (loss):
  Williams Interstate Natural Gas Systems (Note 4)                                                   96.6           44.6
  Williams Field Services Group                                                                      36.4           27.9
  Williams Energy Services                                                                           25.0            1.2
  Williams Pipe Line                                                                                 14.8           14.7
  Williams Telecommunications Systems                                                                 7.9            1.6
  Other                                                                                              (3.0)          (3.3)
                                                                                                 --------         ------

           Total operating profit                                                                   177.7           86.7

General corporate expenses                                                                          (11.9)          (8.1)
Interest accrued                                                                                    (68.6)         (36.4)
Interest capitalized                                                                                  1.3            1.7
Investing income                                                                                     44.2           12.1
Other income (expense)--net                                                                          (9.8)           1.3
                                                                                                 --------         ------

Income from continuing operations
   before income taxes                                                                              132.9           57.3
Provision for income taxes (Note 6)                                                                  49.7           16.7
                                                                                                 --------         ------

Income from continuing operations                                                                    83.2           40.6

Income from discontinued operations (Note 5)                                                      1,005.7           12.2
                                                                                                 --------         ------

Net income                                                                                        1,088.9           52.8
Preferred stock dividends                                                                             2.1            2.2
                                                                                                 --------         ------

Income applicable to common stock                                                                $1,086.8         $ 50.6
                                                                                                 ========         ======


*Restated as described in Notes 2 and 5.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Concluded)
                                  (Unaudited)

                                                                                                       Three months ended
                                                                                                           March 31,
                                                                                                     -----------------------
                                                                                                      1995            1994*
                                                                                                     ------          -------
Primary earnings per common and
   common-equivalent share: (Note 5)
      Income from continuing operations                                                               $  .86               $.36
      Income from discontinued operations                                                              10.71                .12
                                                                                                      ------            -------

      Net income                                                                                      $11.57               $.48
                                                                                                      ======            =======

      Average shares (thousands)                                                                      93,920            104,240

Fully diluted earnings per common and
   common-equivalent share: (Note 5)
      Income from continuing operations                                                               $  .86               $.36
      Income from discontinued operations                                                              10.69                .12
                                                                                                      ------            -------

      Net income                                                                                      $11.55               $.48
                                                                                                      ======            =======

      Average shares (thousands)                                                                      94,117            104,240

Cash dividends per common share                                                                         $.27               $.21
                                                                                                      ======            =======





*Restated as described in Note 5.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                                          (Millions)
                                                                                  ------------------------------
                                                                                  March 31,         December 31,
                                                                                     1995               1994
                                                                                  ---------         ------------
ASSETS
- ------

Current assets:
  Cash and cash equivalents                                                       $   615.0            $    36.1
  Receivables                                                                         589.7                443.1
  Transportation and exchange gas receivable                                          126.4                  9.2
  Inventories                                                                         210.8                112.3
  Net assets held for sale (Notes 3, 5 and 10)                                        272.1                743.6
  Deferred income taxes                                                               222.7                 57.1
  Other                                                                               141.5                 55.4
                                                                                  ---------            ---------

         Total current assets                                                       2,178.2              1,456.8

Investments (Note 10)                                                                 239.4                379.1

Property, plant and equipment, at cost (Note 3)                                     8,303.5              4,311.1
Less accumulated depreciation and depletion                                        (1,261.5)            (1,187.1)
                                                                                  ---------            ---------
                                                                                    7,042.0              3,124.0

Other assets and deferred charges                                                     699.1                266.2
                                                                                  ---------            ---------

         Total assets                                                             $10,158.7            $ 5,226.1
                                                                                  =========            =========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEET (Concluded)
                                  (Unaudited)


                                                                                         (Millions)
                                                                                   --------------------------------
                                                                                   March 31,           December 31,
                                                                                     1995                 1994
                                                                                   --------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
    Notes payable                                                                   $       -              $  507.0
    Accounts payable                                                                    411.8                 205.8
    Transportation and exchange gas payable                                              76.5                  16.7
    Accrued liabilities (Note 7)                                                      1,557.8                 361.4
    Long-term debt due within one year (Note 8)                                         187.3                 383.0
                                                                                    ---------              --------

              Total current liabilities                                               2,233.4               1,473.9

Long-term debt (Note 8)                                                               2,848.2               1,307.8

Deferred income taxes                                                                 1,345.8                 662.9

Deferred income and other liabilities                                                   833.0                 276.0

Minority interest (Note 3)                                                              330.7                     -

Contingent liabilities and commitments (Note 9)

Stockholders' equity:
    Preferred stock, $1 par value, 30,000,000 shares
            authorized, 4,000,000 shares issued                                         100.0                 100.0
    Common stock, $1 par value, 240,000,000 shares
            authorized, 104,548,522 shares issued in
            1995 and 104,401,819 shares issued in 1994                                  104.5                 104.4
    Capital in excess of par value                                                      994.0                 991.0
    Retained earnings                                                                 1,779.2                 716.5
    Unamortized deferred compensation                                                    (2.1)                 (1.3)
                                                                                    ---------              --------
                                                                                      2,975.6               1,910.6

    Less treasury stock (at cost), 13,516,994 shares of
            common stock in 1995 and 1994, 369,900 shares of
            preferred stock in 1995 and 258,800 shares of
            preferred stock in 1994                                                    (408.0)               (405.1)
                                                                                    ---------              --------

              Total stockholders' equity                                              2,567.6               1,505.5
                                                                                    ---------              --------

              Total liabilities and stockholders' equity                            $10,158.7              $5,226.1
                                                                                    =========              ========




                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                               (Millions)
                                                                                       --------------------------
                                                                                           Three months ended
                                                                                                March 31,
                                                                                       --------------------------
                                                                                          1995             1994*
                                                                                       ---------          -------
OPERATING ACTIVITIES:
  Net income                                                                           $ 1,088.9          $  52.8
  Adjustments to reconcile to cash provided from
     operations:
        Discontinued operations                                                         (1,005.7)           (12.2)
        Depreciation and depletion                                                          83.5             36.2
        Provision for deferred income taxes                                                 10.7              9.9
        Changes in receivables sold                                                        (56.7)               -
        Changes in receivables                                                             122.8             19.7
        Changes in inventories                                                              (7.5)             8.6
        Changes in other current assets                                                     23.0              1.1
        Changes in accounts payable                                                        (49.2)           (47.5)
        Changes in accrued liabilities                                                       6.5             (3.2)
        Other, including changes in non-current assets
           and liabilities                                                                 (32.9)            13.1
                                                                                       ---------          -------
                 Net cash provided by continuing operations                                183.4             78.5
                 Net cash provided by discontinued operations                                  -             44.6
                                                                                       ---------          -------

                 Net cash provided by operating activities                                 183.4            123.1
                                                                                       ---------          -------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                8.0                -
  Payment of notes payable                                                                (593.3)               -
  Proceeds from long-term debt                                                              20.0                -
  Payments of long-term debt                                                              (648.4)           (18.9)
  Dividends paid                                                                           (26.2)           (24.0)
  Subsidiary preferred stock redemptions                                                  (193.7)               -
  Other--net                                                                                 1.8              9.9
                                                                                       ---------          -------

                 Net cash used by financing activities                                  (1,431.8)           (33.0)
                                                                                       ---------          -------





*Restated as described in Note 5.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Concluded)
                                  (Unaudited)

                                                                                                (Millions)
                                                                                        -------------------------
                                                                                           Three months ended
                                                                                                 March 31,
                                                                                        -------------------------
                                                                                          1995             1994*
                                                                                        --------          -------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures:
        Continuing operations                                                             (135.9)           (48.7)
        Discontinued operations                                                                -            (17.1)
     Proceeds from sales                                                                    10.9               .4
  Acquisition of businesses, net of cash acquired                                         (478.6)           (45.2)
  Proceeds from sale of business                                                         2,504.2                -
  Purchase of note receivable                                                              (75.1)               -
  Other--net                                                                                 1.8               .8
                                                                                        --------          -------

                 Net cash provided (used) by investing activities                        1,827.3           (109.8)
                                                                                        --------          -------

                 Increase (decrease) in cash and cash equivalents                          578.9            (19.7)

Cash and cash equivalents at beginning of period                                            36.1             64.3
                                                                                        --------          -------

Cash and cash equivalents at end of period                                              $  615.0          $  44.6
                                                                                        ========          =======





*Restated as described in Note 5.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  General

The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1994 Annual Report Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments which, in the opinion of Williams' management, are normal recurring and are necessary to present fairly its financial position at March 31, 1995 and results of operations and cash flows for the three months ended March 31, 1995 and 1994. The 1995 after-tax gain from the sale of WilTel's network services operations and its related 1994 results are presented as discontinued operations (See Note 5). On January 18, 1995, Williams acquired 60 percent of Transco Energy Company's (Transco) outstanding common stock and on May 1, 1995 acquired the remaining 40 percent of Transco's outstanding common stock (See Note 3).


Note 2.  Basis of presentation

First quarter 1995 revenues and operating profit amounts include the operating results of Transco since its January 18, 1995 acquisition by Williams (See Note
3). The transportation operations from Transco's two interstate natural gas pipelines are reported within Williams Interstate Natural Gas Systems (See Note
4). Transco's gas gathering operations are included as part of Williams Field Services Group, and Transco's gas marketing operations are included in Williams Energy Services.

First quarter 1994 revenues and operating profit amounts have been restated to conform to current-year classifications. The previously reported operations of Williams Energy Ventures have been divided into the following entities. The commodity price-risk management and trading operations and energy-related information services operations are now included in Williams Energy Services. The oil ventures operations are now reported as part of Williams Pipe Line. Williams Field Services Group now includes the natural gas venture operations. In addition, certain natural gas marketing operations formerly reported as part of Williams Field Services Group are included in Williams Energy Services.


Note 3.  Transco acquisition

On January 18, 1995, Williams acquired 60 percent of Transco's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco's outstanding common stock on May 1, 1995 through a merger by exchanging the remaining Transco common stock for approximately 10.2 million shares of Williams common stock valued at $319 million. The acquisition is accounted for as a purchase and 60 percent of Transco's results of operations beginning January 18, 1995 are included in Williams' Consolidated Statement of Income for the first quarter of 1995. The cash portion of the acquisition was financed from the proceeds of the WilTel network services sale (See Note 5). The purchase price, including transaction fees and other related costs, is approximately $800 million, excluding $2.3 billion in preferred stock and debt obligations of Transco. The acquired assets and liabilities have been recorded based on a preliminary allocation of the purchase price and substantially all of

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


the cost in excess of Transco's historical carrying amounts has been allocated to property, plant and equipment. Because Williams acquired the remaining 40 percent of Transco on May 1, the assets acquired and liabilities assumed are recorded at 100 percent of their respective fair values and minority interest is recorded for 40 percent of the estimated fair value of the net assets acquired.

Williams intends to sell certain Transco assets within one year from the acquisition date, including coal operations, certain gathering operations and coalbed methane properties and related assets, all of which are included at estimated net realizable value in net assets held for sale in the Consolidated Balance Sheet. Estimated results of operations and changes in the carrying amount of these businesses during the holding period are included in the purchase price. The results of operations of these businesses excluded from Williams' Consolidated Statement of Income are not material.

In connection with the acquisition, Williams made payments during the first quarter of 1995 to retire and/or terminate approximately $700 million of Transco borrowings and preferred stock, interest-rate swaps and sale of receivable facilities. In connection with the May 1 merger, Williams also exchanged Transco's $3.50 preferred stock for Williams' $3.50 preferred stock.

The following unaudited pro forma information combines the results of operations of Williams and Transco as if the purchase of the 60 percent occurred at the beginning of each year presented.

                                                                 Unaudited
                                                                 ---------
                                                     (Millions, except per share amounts)
                                                     ------------------------------------
                                                            Three months ended
                                                                March 31,
                                                        --------------------------
                                                          1995             1994
                                                        --------         --------
Revenues                                                $1,077.5         $1,165.6
Income from continuing operations                           86.2             52.3
Net income                                               1,091.9             64.5
Fully diluted earnings per share:
  Income from continuing operations                          .89              .48
  Net income                                               11.58              .60

Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had been at the beginning of each year presented or of future results of operations of the combined companies.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 4.  Williams Interstate Natural Gas Systems

                                                                 (Millions)
                                         ------------------------------------------------------------
                                                        Three months ended March 31,
                                               Revenues                          Operating Profit
                                         ---------------------                -----------------------
                                          1995           1994                  1995             1994
                                         ------         ------                ------           ------
Northwest Pipeline                       $ 59.1         $ 64.7                 $26.5            $30.3

Williams Natural Gas                       40.0           45.8                   9.3             14.3

Transcontinental Gas
  Pipe Line                               153.5              -                  38.3                -

Texas Gas Transmission                     68.7              -                  22.5                -
                                         ------         ------                 -----            -----

                                         $321.3         $110.5                 $96.6            $44.6
                                         ======         ======                 =====            =====


Note 5.  Discontinued operations

On January 5, 1995, Williams sold WilTel's network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of approximately $1 billion (net of income taxes of approximately $724 million) which is reported as discontinued operations. Prior period operating results for WilTel's network services operations were restated and are reported as discontinued operations. The assets and liabilities that were transferred to LDDS in the sale of the network services operations are included in net assets held for sale at December 31, 1994. Under the terms of the agreement, Williams retained Williams Telecommunications Systems, Inc., a national telecommunications equipment supplier and service company, and Vyvx, Inc., which operates a national video network specializing in broadcast television applications.


Note 6.  Provision for income taxes

The provision (credit) for income taxes from continuing operations includes:

                                                       (Millions)
                                                 -----------------------
                                                    Three months ended
                                                        March 31,
                                                 -----------------------
                                                  1995             1994
                                                 ------           ------
                 Current:
                    Federal                      $27.7            $10.8
                    State                         11.3             (4.0)
                                                 -----            -----
                                                  39.0              6.8
                 Deferred:
                    Federal                       15.3              7.4
                    State                         (4.6)             2.5
                                                 -----            -----
                                                  10.7              9.9
                                                 -----            -----
                 Total provision                 $49.7            $16.7
                                                 =====            =====


                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The effective income tax rate in 1995 is greater than the federal statutory rate due primarily to the effects of state income taxes, minority interest, and dividends on subsidiary preferred stock, partially offset by the effects of income tax credits from coal-seam gas production.

The effective income tax rate in 1994 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production and a favorable prior-year adjustment to state income taxes, partially offset by state income taxes related to 1994.

Cash payments for income taxes for the three months ended March 31, 1995 and 1994 are $2.4 million and $.8 million, respectively.


Note 7.  Accrued liabilities

                                                                            (Millions)
                                                                -----------------------------------
                                                                 March 31,             December 31,
                                                                    1995                   1994
                                                                -----------            ------------
Income taxes payable                                              $  853.9                $ 38.0
Employee costs                                                       157.7                  51.7
Rate refunds                                                         124.5                  83.8
Interest                                                              70.6                  39.9
Taxes other than income taxes                                         61.7                  41.8
Other                                                                289.4                 106.2
                                                                  --------                ------
                                                                  $1,557.8                $361.4
                                                                  ========                ======


Note 8.  Long-term debt

Long-term debt consists of the following amounts:

                                                                                     (Millions)
                                                                         ---------------------------------
                                                Weighted average           March 31,          December 31,
                                                 interest rate*              1995                 1994
                                                ----------------         ------------         ------------
The Williams Companies, Inc.
   Revolving credit loans                                   -                 $     -             $  350.0
   Debentures, 8.875% - 10.25%,
      payable 2012, 2020 and 2021                         9.5                    379.7               379.7
   Notes, 7.5% - 13%,
      payable through 2001                                8.2                    354.2               363.8
   Capital lease obligations,
      11.1%, payable through 2014                        11.1                     31.0                31.0
Transco Energy Company
   Debentures, 9.875%,
      payable 2020                                        9.9                    131.7                   -
   Notes, 9.125% - 11.25%,
      payable 1995 through 2001                           9.5                    649.9                   -
Northwest Pipeline
   Debentures, 9% - 10.65%,
      payable through 2022                                9.6                    293.0               293.0
   Adjustable rate notes,
      payable through 2002                                9.0                     11.7                13.3



                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Williams Natural Gas
   Variable rate notes,
      payable in 1999                                     6.2                    130.0                 130.0
Transcontinental Gas Pipe Line
   Debentures, 9.125%,
      payable 2017                                        9.1                    150.0                     -
   Notes, 8.125% - 9%,
      payable 1996 through 2002                           8.7                    379.0                     -
   Adjustable rate note
      due 2000                                            6.2                    123.0                     -
   Revolving credit loans                                 6.5                     20.0                     -
Texas Gas Transmission
   Notes, 8.625% and 9.625%,
      payable 1997 and 2004                               9.0                    253.0                     -
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                                9.3                    120.0                 120.0
Other, payable through 1999                               8.0                      9.3                  10.0
                                                                              --------              --------
                                                                               3,035.5               1,690.8
Current portion of long-term debt                                               (187.3)               (383.0)
                                                                              --------              --------
                                                                              $2,848.2              $1,307.8
                                                                              ========              ========

*At March 31, 1995.

During first quarter 1995, Williams replaced its $600 million credit agreement, which was scheduled to terminate in December 1995, with a new $800 million agreement. Under the new credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, and Williams Pipe Line have access to various amounts of the facility while Williams (parent) has access to all unborrowed amounts. The available amount at March 31, 1995, was $780 million. Interest rates vary with current market conditions.

Cash payments for interest (net of amounts capitalized) for the three months ended March 31, 1995 and 1994 are $69 million and $41 million, respectively.


Note 9.  Contingent liabilities and commitments

Rate and regulatory matters and related litigation

Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $126 million at March 31, 1995; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see Note 7 for the amount of revenues reserved for potential refund as of March 31, 1995.

In 1992, the FERC issued Order 636, Order 636-A and Order 636-B. These orders, which have been challenged in various respects by various parties in proceedings pending in the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Williams

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline, Texas Gas and Transcontinental Gas Pipe Line implemented their restructurings on November 1, 1993. Certain aspects of each pipeline company's restructuring, other than Texas Gas, are under appeal.

Contract reformations and gas purchase deficiencies

Each of the natural gas pipeline subsidiaries has undertaken the reformation of its respective gas supply contracts to settle gas purchase deficiencies, avoid future gas purchase deficiencies, reduce prices to market levels or make other appropriate modifications. As of March 31, 1995, total pending supplier take-or-pay, ratable take and minimum take claims for all of the pipeline companies were not significant.

Williams Natural Gas and a producer have executed a number of definitive agreements to resolve outstanding issues between the two companies and restructure their relationship. Among other things, the agreements terminate Williams Natural Gas' largest gas purchase contract and resolve a number of disputes and litigation, including a $203 million claim by the producer for take-or-pay deficiencies and a gas pricing dispute. With respect to the latter dispute, Williams Natural Gas paid the producer $35 million in cash and is committed to pay an additional $40 million under certain circumstances, all but a small portion of which payments Williams Natural Gas believes it will be permitted to recover from certain of its former sales customers. Portions of the settlement are subject to regulatory approvals, including the regulatory abandonment of a certain Williams Natural Gas gathering system on terms acceptable to Williams Natural Gas. On May 2, 1995, the FERC issued orders granting the requisite approvals.

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

Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made two filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in additional costs, and provided for an offset of $3 million. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by the second filing. Williams Natural Gas believes that the filing will most likely be approved. As of March 31, 1995, this subsidiary had an accrual of $45 million for its then

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


estimated remaining contract-reformation and gas supply realignment costs. It will make additional filings under the applicable FERC orders to recover such further costs as may be incurred in the future.

As of March 31, 1995, Texas Gas had made filings to recover $45.8 million, plus interest, of $48.6 million of gas supply realignment costs then incurred. Certain parties are challenging Texas Gas' right to fully recover such costs. As of March 31, 1995, this subsidiary had an accrual of $40 million for its then estimated remaining gas supply realignment costs. It will make additional filings to recover such further costs as may be incurred in the future.

In 1983, the FERC issued Order 94-A, which permitted producers to collect certain production related costs from pipelines on a retroactive basis. Pursuant to FERC orders, Texas Gas and Transcontinental Gas Pipe Line direct billed their customers for such costs paid to producers. In 1990, the U.S. Court of Appeals for the D.C. Circuit overturned the FERC's orders authorizing direct billing for such costs. Through settlements and refunds, Texas Gas and Transcontinental Gas Pipe Line have resolved their respective refund obligations as to these costs, except, in the case of Texas Gas, for an amount of approximately $9.2 million and, in the case of Transcontinental Gas Pipe Line, for an amount of approximately $7 million. Each of these subsidiaries has provided for a reserve which it believes is adequate to provide for any costs associated with any remaining refund obligation which it may be required to absorb.

The foregoing accruals are in accordance with Williams' accounting policies regarding the establishment of such accruals which take into consideration estimated total exposure, as discounted and risk-weighed, as well as costs and other risks associated with the difference between the time costs are incurred and the time such costs are recovered from customers. The estimated portion of such costs recoverable from customers is deferred or recorded as a regulatory asset based on an estimate of expected recovery of the amounts allowed by FERC policy. While Williams believes that these accruals are adequate and the associated regulatory assets are appropriate, costs actually incurred and amounts actually recovered from customers will depend upon the outcome of various court and FERC proceedings, the success of settlement negotiations and various other factors, not all of which are presently foreseeable.

Environmental matters

Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies underway to test their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. On the basis of the findings to date, Texas Gas and Transcontinental Gas Pipe Line estimate that environmental assessment and remediation costs that will be incurred over the next five years will total approximately $56 million to $68 million. This estimate depends upon a number of assumptions concerning the scope of remediation that will be required at certain locations and the cost of remedial measures to be undertaken. Texas Gas and Transcontinental Gas Pipe Line are continuing to conduct environmental assessments and are implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. At March 31, 1995, these subsidiaries had reserves totalling approximately $57 million for these estimated costs.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Certain Williams subsidiaries, including Texas Gas and Transcontinental Gas Pipe Line, have been named as potentially responsible parties (PRP) in various Superfund waste disposal sites. Although no assurances can be given, Williams does not believe that the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

In November 1994, Transcontinental Gas Pipe Line was named as a defendant in a lawsuit filed in U.S. district court in Virginia by three individuals for alleged violations of several provisions of both federal and state air regulations. Since 1991, Transcontinental Gas Pipe Line has worked with the appropriate Virginia agencies pursuant to an agreement to resolve the emissions issues raised by the citizens. Transcontinental Gas Pipe Line believes the state agencies are in agreement with the actions proposed by Transcontinental Gas Pipe Line which will resolve emission issues at its Virginia facilities. Transcontinental Gas Pipe Line believes the citizens' claims are without merit and is prepared to vigorously defend the suit.

Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas each have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, disposal pits and related properties at certain compressor station sites. Transcontinental Gas Pipe Line has responded to an informal data request and Texas Gas and Williams Natural Gas have been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities by Texas Gas and Williams Natural Gas and Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. As of March 31, 1995, Williams Natural Gas had recorded a liability for approximately $27 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $57 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At March 31, 1995, Williams had approximately $6 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

A lawsuit was filed on May 14, 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


plaintiffs in the case sought certification of a plaintiff class. On June 28, 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. This decision is being appealed by the plaintiffs. Since June 28, 1994, six individual lawsuits have been filed against Northwest Pipeline in U.S. district court in Colorado, making essentially the same claims. Northwest Pipeline is vigorously defending these lawsuits.

Other legal matters

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

On October 6, 1994, the Antitrust Division of the Department of Justice issued a civil investigation demand to Williams Natural Gas concerning its provision of transportation services in Kansas and Missouri. Williams Natural Gas has filed a response and believes that it has not violated the antitrust laws in the conduct of its business.

On December 21, 1994, Williams Natural Gas received a second civil investigative demand from the Antitrust Division of the Department of Justice concerning certain gathering activities of Williams Natural Gas and Williams' other operating subsidiaries. Williams has filed a response and believes that none of its subsidiaries has violated the antitrust laws in the conduct of its business.

Relative to a certain Agreement and Plan of Merger, dated December 12, 1994, among Williams, a Williams subsidiary and Transco Energy Company (Transco), seven class action lawsuits were filed on December 12, 1994, and later, in the Chancery Court of Delaware, challenging the transaction and alleging a breach of fiduciary duties by Transco's directors. In six of the lawsuits, Williams was named as a party defendant, the plaintiffs alleging that Williams aided and abetted the alleged breach of duty. On January 6, 1995, the parties to all of the lawsuits entered into an agreement in principle and on January 9, 1995, a stipulation and agreement of compromise, settlement and release was executed subject to approval of the Court. See Note 3 for information regarding the acquisition of Transco.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. district court in North Dakota against Transcontinental Gas Pipe Line and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On September 8, 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco, Transco Coal Gas Company and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services; and costs and expenses including attorneys' fees. On March 30, 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals.
The settlement is also subject to a FERC ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. On October 18, 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition with petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. The hearing is scheduled to commence on June 20, 1995. In the event that the necessary regulatory approvals are not obtained, Transcontinental Gas Pipe Line, Transco and Transco Coal Gas Company intend to vigorously defend the suit.

In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas have each entered into certain settlements which may require the indemnification by Transcontinental Gas Pipe Line or Texas Gas of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. In October 1992, the U.S. Court of Appeals for the Fifth Circuit and the Louisiana Supreme Court, with respect to the same issue under Louisiana law, determined that royalties are due on take-or-pay payments under the royalty clauses of the specific mineral leases reviewed by the courts. As a result of these and related developments, Transcontinental Gas Pipe Line and Texas Gas have been named as defendants in, respectively, five and two lawsuits in which damages aggregating in excess of $128 million and Transcontinental Gas Pipe Line has received an additional claim in the amount of approximately $5.7 million. Producers may receive other demands which could result in additional claims against Transcontinental Gas Pipe Line and Texas Gas pursuant to the indemnification provisions in their respective settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

On November 14, 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


owns a cogeneration facility in Hazleton, Pennsylvania (the Facility).
Hazleton Fuel Management Company (HFMC), a subsidiary of Transco, supplies natural gas and fuel oil to the Facility. As of March 31, 1995, it had current outstanding receivables from the Partnership of approximately $19 million, for which HFMC has established a reserve of $18 million. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. On March 21, 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC. HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility.

In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries incidental to their operations.

Summary

While no assurances may be given, Williams does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will have a materially adverse effect upon Williams' future financial position, results of operations and cash flow requirements.


Note 10.  Subsequent event

During April 1995, Williams sold its 15 percent interest in Texasgulf Inc. for approximately $120 million, which will result in a second quarter after-tax gain of approximately $15 million because of previously unrecognized tax benefits. The $150 million investment in Texasgulf, which was included in investments at December 31, 1994, is included in net assets held for sale at March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 VS. MARCH 31, 1994

NORTHWEST PIPELINE'S revenues decreased $5.6 million due primarily to the completion in 1994 of billing contract-reformation surcharges. Total mainline throughput increased 18 percent. Costs and operating expenses decreased $1.8 million primarily due to the completion of contract reformation amortization in 1994, partially offset by an increase in operations and maintenance expense of $2.4 million. The increase in operations and maintenance expense was largely due to increased maintenance projects and higher third party compression charges. Operating profit decreased primarily due to increased operation and maintenance expense.

WILLIAMS NATURAL GAS' revenues decreased $5.8 million due primarily to lower transportation revenues of $1.2 million, resulting from a decrease in the average firm reserved capacity rate. Prior-period revenues included the favorable resolution in 1994 of a $1.6 million prior-period regulatory issue. Operating profit decreased $5 million due primarily to the decrease in transportation revenues, an increase in general and administrative expenses and the 1994 prior-period regulatory issue.

TRANSCONTINENTAL GAS PIPE LINE owns an interstate natural gas pipeline that extends from the onshore and offshore Louisiana producing areas through the Southeast and up into much of the Eastern Seaboard, including New York City. Transcontinental Gas Pipe Line's revenues were $154 million in the first quarter of 1995, while costs and operating expenses were $116 million and operating profit was $38 million. Throughput was 315.5 TBtu's in the first quarter of 1995 (for the period subsequent to the acquisition date). Market-area deliveries declined 2 percent in 1995 compared to 1994.

TEXAS GAS TRANSMISSION operates an interstate natural gas pipeline system that serves eight states in the South and Midwest. Texas Gas' revenues were $69 million in 1995, while costs and operating expenses were $46 million and operating profit was $23 million. Throughput was 163.3 TBtu's in 1995 (for the period subsequent to the acquisition date). Mainline deliveries declined 2 percent in 1995 compared to 1994. Texas Gas placed new, higher rates into effect April 1, 1995, subject to refund.

WILLIAMS FIELD SERVICES GROUP'S revenues increased $42.4 million due primarily to 91 percent increase in gathering volumes, including $32 million attributable to Transco's gathering and liquids operations and an increase of $7 million from other gathering activities. In addition, higher liquids product volumes, partially offset by lower average per-unit prices, increased revenues by $8 million. Costs and operating expenses and selling, general and administrative expenses increased $27 million and $7 million, respectively, of which Transco's gathering activities contributed $20 million and $4 million, respectively. In addition, costs and operating expenses increased from $4 million of higher operating and maintenance expenses and $3 million of increased depreciation. Operating profit increased $8.5 million primarily resulting from Transco's gathering activities. Increases in both per-unit liquids margins and volumes combined to total $4 million along with higher other gathering volumes were offset by increased costs and expenses.

WILLIAMS PIPE LINE'S revenues increased $13.5 million due primarily to increases of $9 million in nontransportation revenue and $3 million from petroleum services activities (previously classified in Williams Energy Ventures). A slightly higher average transportation rate, resulting primarily from an increase in tariff rates averaging 5.5 percent on December 1, 1994 was largely offset by a shorter average haul. Shipment volumes were slightly higher than first quarter 1994 amounts. However, 1995 volumes were reduced by warmer weather and the November 1994 Minneapolis rack fire. Costs and expenses increased $13 million primarily from $10 million in increased costs related to higher nontransportation revenue and increased petroleum services activities. Operating profit increased $.1 million in 1995 as the first quarter of 1994 benefited from a $2.8 million favorable insurance settlement. Absent this item, operating profit would have increased 24 percent primarily from higher nontransportation revenue, partially offset by higher costs and operating expenses.

WILLIAMS ENERGY SERVICES' revenues increased $273.6 million, primarily from the addition of Transco's gas marketing operations. Natural gas sales were 192.7 TBtu's in 1995 compared to 36.3 TBtu's in 1994. Revenues from price-risk management activities increased $21 million, primarily from income recognition from initial mark-to-market valuation of new gas supply obligations. Costs and expenses significantly increased by $249.8 million due primarily to the addition of Transco's gas marketing operations. Operating profit increased $23.8 million as Transco's gas marketing operations contributed $8 million and the income recognition from mark-to-market valuation of long-term natural gas supply contracts added $21 million. Partially offsetting the increases were the expenses of continued development and marketing of information-based products and services for the energy industry.

WILLIAMS TELECOMMUNICATIONS SYSTEMS' revenues increased $52.7 million due primarily to the acquisitions of BellSouth Communications Systems on March 31, 1994 and Jackson Voice Data on October 13, 1994. Cost of sales increased $41.8 million and selling, general and administrative expenses (SG&A) increased $4.5 million, primarily reflecting the increased sales activity from the acquisitions. Efficiencies in SG&A relating to the above acquisitions resulted in improvements in these expenses as a percent of revenues primarily from elimination of duplicate sales infrastructures related to the acquisitions. Operating profit increased $6.3 million due primarily to increased sales activity from the 1994 acquisitions. Product per-unit margins declined in 1995 compared to 1994 as a result of lower margins on certain products of the acquired businesses.

General corporate expenses increased due primarily to a $4 million contribution to The Williams Companies Foundation. Interest accrued increased due primarily to the $2 billion Transco outstanding debt assumed as a result of the acquisition. Investing income increased $32 million due primarily to a $15 million dividend from Texasgulf Inc. (See Note 10) combined with interest earned on the invested portion of the cash proceeds from the sale of WilTel's network services operations. Other income (expense) - net in 1995 includes approximately $8 million of minority interest expense associated with the Transco merger and $3 million of dividends on Transco preferred stock. Other income (expense) - net in 1994 includes a credit of $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies which expired. Also included in 1994 is approximately $2 million of expense related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which related to postemployment benefits being paid to employees of companies previously sold. The effective income tax rate in 1995 is greater than the federal statutory rate due primarily to state income taxes, minority interest and dividends on subsidiary preferred stock, partially offset by income tax credits from coal-seam gas production. The effective income tax rate in 1994 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production and a favorable prior-year adjustment to state income taxes, partially offset by state income taxes related to 1994.

On January 5, 1995, Williams sold WilTel's network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations. Prior-period operating results for WilTel's network services operations were restated and are reported as discontinued operations.

Financial condition and Liquidity

Liquidity

Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At March 31, 1995, Williams had access to $1.4 billion of liquidity representing the unborrowed portion of its $800 million bank-credit facility plus cash-equivalent investments. This compares with liquidity of $495 million at December 31, 1994, and $614 million at March 31, 1994. The increase in 1995 is due to the remaining cash proceeds from the sale of WilTel's network services operations and a $200 million increase in the capacity of the bank-credit facility (See Note 8).

In 1995 capital expenditures are estimated to be approximately $1.2 billion. During 1995, Williams expects to finance capital expenditures, investments and working-capital requirements through the use of its $800 million bank-credit facility or public debt/equity offerings.


Financing Activities

The consolidated long-term debt to long-term debt-plus-equity ratio increased to 52.8 percent at March 31, 1995, from 46.5 percent at December 31, 1994. The increase is due to the assumption of Transco's outstanding debt, partially offset by increased equity primarily from the $1 billion income from discontinued operations.

Net assets held for sale at March 31, 1995 include the investment in Texasgulf Inc. (See Note 10) and certain Transco businesses which Williams intends to sell within one year (See Note 3). Accrued liabilities increased due primarily to the income tax and other liabilities associated with the sale of the network services operations in addition to the acquisition of Transco. Notes payable and long-term debt due within one year decreased reflecting the repayment of these amounts with the proceeds from the sale of the network services operations. The increases in accounts receivable, inventory, other current assets, property, plant and equipment, other noncurrent assets and deferred charges, accounts payable, long-term debt, deferred income taxes, and other noncurrent liabilities and deferred credits primarily reflect the acquisition of Transco.

Other

On January 18, 1995, Williams acquired 60 percent of Transco's outstanding common stock in a cash tender offer for $430.5 million. The cash portion of the acquisition was financed from the proceeds of the WilTel network services sale. In connection with the acquisition, Williams made payments during the first quarter to retire and/or terminate approximately $700 million in Transco borrowings, preferred stock, interest-rate swaps and sale of receivable facilities (See Note 3).

Subsequent Events

Williams acquired the remaining 40 percent of Transco's outstanding common stock on May 1, 1995 through a merger which exchanged the remaining Transco common stock for approximately 10.2 million shares of Williams common stock. The estimated purchase price including transaction fees and other related costs is approximately $800 million, excluding $2.3 billion in preferred stock and debt obligations of Transco. As a part of the merger, Williams exchanged Transco's outstanding $3.50 preferred stock for Williams' $3.50 preferred stock (See Note 3).

During April 1995, Williams sold its 15 percent interest in Texasgulf Inc. for approximately $120 million, which will result in a second quarter after-tax gain of approximately $15 million because of previously unrecognized tax benefits (See Note 10).

Williams is considering filing a registration statement proposing to exchange its $2.21 cumulative preferred stock for subordinated debentures.

                          PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)   The exhibits listed below are filed as part of this report:

                      Exhibit 11--Computation of Earnings Per Common and Common-
                                  equivalent Share

                      Exhibit 12--Computation of Ratio of Earnings to Combined
                                  Fixed Charges and Preferred Stock Dividend
                                  Requirements

              (b) During the first quarter of 1995, the Company filed a Form 8-K on January 11, 1995 and February 1, 1995, which reported two separate significant events under Item 5 of the Form and included the exhibits required by Item 7 of the Form. Also during the first quarter of 1995, the Company filed a Form 8-K/A dated March 29, 1995, amending a previous filing which reported a significant event under
                    Item 5 of the Form and included the exhibits required by
                    Item 7 of the Form.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE WILLIAMS COMPANIES, INC.
                                     ---------------------------------------
                                     (Registrant)



                                     Gary R. Belitz
                                     ---------------------------------------

                                     Gary R. Belitz
                                     Controller
                                     (Duly Authorized Officer and
                                       Chief Accounting Officer)

May 12, 1995

                              INDEX TO EXHIBITS



    Exhibits       Description
    --------       -----------
       11 Computation of Earnings Per Common and Common-equivalent Share

       12     Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividend
              Requirements

       27     Financial Data Schedule.