Form 10-Q
period 1995-06-30
WILLIAMS COMPANIES INC
filed 1995-08-14
CIK 107263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(Mark One)

( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 1-4174

                         THE WILLIAMS COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                            73-0569878
---------------------------------------                ----------------------------------------
       (State of Incorporation)                          (IRS Employer Identification Number)

           ONE WILLIAMS CENTER
             TULSA, OKLAHOMA                                             74172
---------------------------------------                ----------------------------------------
(Address of principal executive office)                                (Zip Code)


Registrant's telephone number:                                      (918) 588-2000

                                   NO CHANGE
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 ------       ------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                              Outstanding at July 31, 1995
 --------------------------                    ----------------------------
 Common Stock, $1 par value                          102,033,593 Shares

                          THE WILLIAMS COMPANIES, INC.
                                     INDEX


Part I.  Financial Information                                                        Page
                                                                                      ----
    Item 1.  Financial Statements

       Consolidated Statement of Income--Three Months and
          Six Months Ended June 30, 1995 and 1994                                        2

       Consolidated Balance Sheet--June 30, 1995 and
          December 31, 1994                                                              4

       Consolidated Statement of Cash Flows--Six Months
          Ended June 30, 1995 and 1994                                                   6

       Notes to Consolidated Financial Statements                                        8

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      20

Part II.  Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders                        26

    Item 6.  Exhibits and Reports on Form 8-K                                           27

       Exhibit 11--Computation of Earnings Per Common and Common-
                     equivalent Share

       Exhibit 12--Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock Dividend
                     Requirements

       Exhibit 27--Financial Data Schedule

                          THE WILLIAMS COMPANIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                     (Millions)
                                                               -------------------------------------------------------
                                                                Three months ended                Six months ended
                                                                     June 30,                         June 30,
                                                               ---------------------            ----------------------
                                                                1995           1994*              1995          1994*
                                                               ------          ------           --------        ------
Revenues:
  Williams Interstate Natural
    Gas Systems (Note 4)                                       $354.2          $103.5           $  675.5        $214.0
  Williams Field Services Group                                 145.0            89.1              277.1         178.8
  Williams Energy Services                                      295.3            62.7              646.1         139.9
  Williams Pipe Line                                             69.1            79.6              133.5         130.5
  Williams Telecommunications Systems                           116.8            97.4              243.5         171.4
  Other                                                          13.4             5.3               28.6           8.3
  Intercompany eliminations                                     (46.4)          (17.7)             (98.9)        (36.4)
                                                               ------          ------           --------        ------
    Total revenues                                              947.4           419.9            1,905.4         806.5
                                                               ------          ------           --------        ------
Profit-center costs and expenses:
  Costs and operating expenses                                  683.6           274.0            1,350.3         522.5
  Selling, general and administrative expenses                  121.3            57.4              235.0         111.9
  Other income--net                                              (1.9)              -               (2.0)         (3.1)
                                                               ------          ------           --------        ------
    Total profit-center costs and expenses                      803.0           331.4            1,583.3         631.3
                                                               ------          ------           --------        ------
Operating profit (loss):
  Williams Interstate Natural
    Gas Systems (Note 4)                                         89.8            36.0              186.4          80.6
  Williams Field Services Group                                  34.4            32.5               70.8          60.4
  Williams Energy Services                                         .3             2.7               25.3           3.9
  Williams Pipe Line                                             15.7            14.0               30.5          28.7
  Williams Telecommunications Systems                             6.1             4.9               14.0           6.5
  Other                                                          (1.9)           (1.6)              (4.9)         (4.9)
                                                               ------          ------           --------        ------
    Total operating profit                                      144.4            88.5              322.1         175.2

General corporate expenses                                       (6.2)           (6.9)             (18.1)        (15.0)
Interest accrued                                                (68.2)          (34.0)            (136.8)        (70.4)
Interest capitalized                                              4.5             1.6                5.8           3.3
Investing income                                                 23.7            18.7               67.9          30.8
Gain (loss) on sales of investments (Note 5)                    (12.6)           22.7              (12.6)         22.7
Other income (expense)--net                                      (4.2)            (.5)             (14.0)           .8
                                                               ------          ------           --------        ------
Income from continuing operations
   before income taxes                                           81.4            90.1              214.3         147.4
Provision (credit) for income taxes (Note 6)                     (1.9)           32.2               47.8          48.9
                                                               ------          ------           --------        ------
Income from continuing operations                                83.3            57.9              166.5          98.5
Income from discontinued operations (Note 7)                        -            16.1            1,005.7          28.3
                                                               ------          ------           --------        ------
Income before extraordinary loss                                 83.3            74.0            1,172.2         126.8
Extraordinary loss from early extinguishment
  of debt (Note 8)                                                  -           (11.1)                 -         (11.1)
                                                               ------          ------           --------        ------
Net income                                                       83.3            62.9            1,172.2         115.7
Preferred stock dividends                                         3.4             2.2                5.5           4.4
                                                               ------          ------           --------        ------
Income applicable to common stock                              $ 79.9          $ 60.7           $1,166.7        $111.3
                                                               ======          ======           ========        ======


*Restated as described in Notes 2 and 7.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (concluded)
                                  (Unaudited)

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                 ---------------------            --------------------
                                                                 1995            1994*             1995          1994*
                                                                 ----            -----            ------         -----
Primary earnings per common and
  common-equivalent share:
    Income from continuing operations                            $.79            $.54             $ 1.65         $ .90
    Income from discontinued operations (Note 7)                    -             .15              10.27           .27
                                                                 ----            ----             ------         -----
    Income before extraordinary loss                              .79             .69              11.92          1.17
    Extraordinary loss (Note 8)                                     -            (.11)                 -          (.11)
                                                                 ----            ----             ------         -----
    Net income                                                   $.79            $.58             $11.92         $1.06
                                                                 ====            ====             ======         =====
    Average shares (thousands)                                101,739         104,757             97,849       104,500

Fully diluted earnings per common and
  common-equivalent share:
    Income from continuing operations                            $.78            $.54             $ 1.64         $ .90
    Income from discontinued operations (Note 7)                    -             .15              10.12           .27
                                                                 ----            ----             ------         -----
    Income before extraordinary loss                              .78             .69              11.76          1.17
    Extraordinary loss (Note 8)                                     -            (.11)                 -          (.11)
                                                                 ----            ----             ------         -----
    Net income                                                   $.78            $.58             $11.76         $1.06
                                                                 ====            ====             ======         =====
    Average shares (thousands)                                104,518         104,887             99,330       104,565

Cash dividends per common share                                  $.27            $.21               $.54          $.42
                                                                 ====            ====               ====          ====


*Restated as described in Note 7.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                                           (Millions)
                                                                                ---------------------------------
                                                                                 June 30,            December 31,
                                                                                  1995                  1994
                                                                                ---------            ------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                                       $   382.9            $    36.1
  Receivables                                                                         470.8                443.1
  Transportation and exchange gas receivable                                          152.8                  9.2
  Inventories                                                                         186.3                112.3
  Net assets held for sale (Notes 3 and 7)                                             36.5                743.6
  Deferred income taxes                                                               169.2                 57.1
  Other                                                                               138.0                 55.4
                                                                                  ---------            ---------
    Total current assets                                                            1,536.5              1,456.8

Investments (Note 5)                                                                  259.4                379.1

Property, plant and equipment, at cost (Note 3)                                     8,704.9              4,311.1
Less accumulated depreciation and depletion                                        (1,367.7)            (1,187.1)
                                                                                  ---------            ---------
                                                                                    7,337.2              3,124.0
Other assets and deferred charges                                                     747.5                266.2
                                                                                  ---------            ---------
    Total assets                                                                  $ 9,880.6            $ 5,226.1
                                                                                  =========            =========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEET (Concluded)
                                  (Unaudited)


                                                                                              (Millions)
                                                                                  -----------------------------------
                                                                                    June 30,             December 31,
                                                                                      1995                  1994
                                                                                    ---------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                                                                      $      -               $  507.0
  Accounts payable                                                                      371.7                  205.8
  Transportation and exchange gas payable                                               137.5                   16.7
  Accrued liabilities (Note 9)                                                        1,204.4                  361.4
  Long-term debt due within one year (Note 10)                                          185.9                  383.0
                                                                                     --------               --------
      Total current liabilities                                                       1,899.5                1,473.9

Long-term debt (Note 10)                                                              2,841.7                1,307.8

Deferred income taxes                                                                 1,349.1                  662.9

Deferred income and other liabilities                                                   676.8                  276.0

Contingent liabilities and commitments (Note 11)

Stockholders' equity:
  Preferred stock, $1 par value, 30,000,000 shares
    authorized, 6,500,000 shares issued in 1995 and
    4,000,000 shares issued in 1994 (Notes 3 and 12)                                    242.5                  100.0
  Common stock, $1 par value, 240,000,000 shares
    authorized, 104,813,194 shares issued in
    1995 and 104,401,819 shares issued in 1994                                          104.8                  104.4
  Capital in excess of par value                                                      1,029.1                  991.0
  Retained earnings                                                                   1,831.5                  716.5
  Unamortized deferred compensation                                                      (1.8)                  (1.3)
                                                                                     --------               --------
                                                                                      3,206.1                1,910.6
  Less treasury stock (at cost), 2,839,714 shares of
    common stock in 1995 and 13,516,994 shares of
    common stock in 1994, 369,900 shares of preferred
    stock in 1995 and 258,800 shares of preferred
    stock in 1994                                                                       (92.6)                (405.1)
                                                                                     --------               --------
      Total stockholders' equity                                                      3,113.5                1,505.5
                                                                                     --------               --------
      Total liabilities and stockholders' equity                                     $9,880.6               $5,226.1
                                                                                     ========               ========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                              (Millions)
                                                                                       --------------------------
                                                                                           Six months ended
                                                                                                June 30,
                                                                                       --------------------------
                                                                                         1995              1994*
                                                                                       ---------          -------
OPERATING ACTIVITIES:
  Net income                                                                           $ 1,172.2          $ 115.7
  Adjustments to reconcile to cash provided from
     operations:
        Discontinued operations                                                         (1,005.7)           (28.3)
        Extraordinary loss                                                                     -             11.1
        Depreciation and depletion                                                         173.4             71.5
        Provision for deferred income taxes                                                 26.9              5.3
        (Gain) loss on sale of investments                                                  12.6            (22.7)
        Changes in receivables sold                                                         27.5             32.0
        Changes in receivables                                                             136.3              5.4
        Changes in inventories                                                               9.4            (13.6)
        Changes in other current assets                                                     18.9              (.5)
        Changes in accounts payable                                                       (107.9)              .8
        Changes in accrued liabilities                                                     (40.9)            (1.2)
        Other, including changes in non-current assets
           and liabilities                                                                 (49.3)           (21.2)
                                                                                       ---------          -------
             Net cash provided by continuing operations                                    373.4            154.3
             Net cash provided by discontinued operations                                      -            112.1
                                                                                       ---------          -------
             Net cash provided by operating activities                                     373.4            266.4
                                                                                       ---------          -------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                  -             48.8
  Payment of notes payable                                                                (507.0)               -
  Proceeds from long-term debt                                                              95.5            150.0
  Payments of long-term debt                                                              (808.4)          (352.8)
  Proceeds from issuance of common stock                                                    15.5             19.4
  Dividends paid                                                                           (57.2)           (48.1)
  Subsidiary preferred stock redemptions                                                  (193.7)               -
  Other--net                                                                                 2.5               .2
                                                                                       ---------          -------
             Net cash used by financing activities                                      (1,452.8)          (182.5)
                                                                                       ---------          -------





*Restated as described in Note 7.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Concluded)
                                  (Unaudited)

                                                                                              (Millions)
                                                                                       -------------------------
                                                                                            Six months ended
                                                                                                June 30,
                                                                                       -------------------------
                                                                                         1995             1994*
                                                                                       ---------         -------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital Expenditures:
        Continuing operations                                                             (349.5)          (109.5)
        Discontinued operations                                                                -            (50.5)
     Proceeds from sales                                                                    31.4               .9
     Changes in accounts payable and accrued liabilities                                    19.0              8.1
  Acquisition of businesses, net of cash acquired                                         (648.1)           (45.2)
  Proceeds from sales of businesses                                                      2,570.4                -
  Income tax and other payments
     related to discontinued operations                                                   (250.3)               -
  Proceeds from sales of investments                                                       123.7             80.6
  Purchase of note receivable                                                              (75.1)               -
  Other--net                                                                                 4.7             (3.2)
                                                                                       ---------         --------

           Net cash provided (used) by investing activities                              1,426.2           (118.8)
                                                                                       ---------         --------
           Increase (decrease) in cash and cash equivalents                                346.8            (34.9)
Cash and cash equivalents at beginning of period                                            36.1             64.3
                                                                                       ---------         --------
Cash and cash equivalents at end of period                                                $382.9            $29.4
                                                                                       =========         ========


*Restated as described in Note 7.



                            See accompanying notes.

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.  General

The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1994 Annual Report Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments which, in the opinion of Williams' management, are normal recurring and are necessary to present fairly its financial position at June 30, 1995 and results of operations and cash flows for the three months and six months ended June 30, 1995 and 1994. The 1995 after-tax gain from the sale of WilTel's network services operations and its related 1994 results are presented as discontinued operations (See Note 7). On January 18, 1995, Williams acquired 60 percent of Transco Energy Company's (Transco) outstanding common stock and on May 1, 1995, acquired the remaining 40 percent of Transco's outstanding common stock (See Note 3).

Operating profit of operating companies may vary by quarter. Based on current rate structures and historical maintenance schedules, Texas Gas Transmission's operating profit is expected to be lower in the second and third quarters as compared to the first and fourth quarters. Transcontinental Gas Pipe Line's operating profit is expected to be lower in the third quarter, rebounding in the fourth quarter.

Note 2.  Basis of presentation

Revenues and operating profit amounts for the three months and six months ended June 30, 1995 include the operating results of Transco since its January 18, 1995 acquisition by Williams (See Note 3). The transportation operations from Transco's two interstate natural gas pipelines are reported separately within Williams Interstate Natural Gas Systems (See Note 4). Transco's gas gathering operations are included as part of Williams Field Services Group, and Transco's gas marketing operations are included in Williams Energy Services.

Revenues and operating profit amounts for the three months and six months ended June 30, 1994 have been restated to conform to current year classifications. The previously reported operations of Williams Energy Ventures have been divided into the following entities. The commodity price-risk management and trading operations and energy-related information services operations are now included in Williams Energy Services. The liquids ventures operations are now reported as part of Williams Pipe Line and continue with the Williams Energy Ventures name. Williams Field Services Group now includes the natural gas venture operations. In addition, certain natural gas marketing operations formerly reported as part of Williams Field Services Group are included in Williams Energy Services.


Note 3.  Transco acquisition

On January 18, 1995, Williams acquired 60 percent of Transco's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco's outstanding common stock on May 1, 1995 through a merger by exchanging the remaining Transco common stock for approximately 10.4 million shares of Williams common stock valued at $334 million. The acquisition is accounted for as a purchase with 60 percent of Transco's results of operations

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

included in Williams' Consolidated Statement of Income for the period January 18, 1995, through April 30, 1995, and 100 percent included beginning May 1, 1995. The cash portion of the acquisition was financed from the proceeds of the WilTel network services sale (See Note 7). The purchase price, including transaction fees and other related costs, is approximately $800 million, excluding $2.3 billion in preferred stock and debt obligations of Transco. The acquired assets and liabilities have been recorded based on a preliminary allocation of the purchase price, and substantially all of the cost in excess of Transco's historical carrying amounts has been allocated to property, plant and equipment.

Williams has sold a significant portion of Transco's coal operations and coalbed methane properties and intends to sell, within one year, other Transco assets including certain pipeline and gathering operations and other assets, all of which are recorded at estimated net realizable value in net assets held for sale. Estimated results of operations and changes in the carrying amount of these businesses during the holding period are reflected in the purchase price and are not material.

In connection with the acquisition, Williams made payments to retire and/or terminate approximately $700 million of Transco borrowings, preferred stock, interest-rate swaps and sale of receivable facilities. As a part of the merger, Williams exchanged Transco's $3.50 preferred stock for Williams' $3.50 preferred stock.

The following unaudited pro forma information combines the results of operations of Williams and Transco as if the purchase of the 100 percent occurred at the beginning of each year presented.

                                                                            Unaudited
                                                                            ---------
                                                                (Millions, except per-share amounts)
                                                                ------------------------------------
                                                                          Six months ended
                                                                              June 30,
                                                                      ---------------------
                                                                        1995         1994
                                                                      --------     --------
Revenues                                                              $2,024.9     $2,227.6
Income from continuing operations                                        181.7        117.0
Income before extraordinary loss                                       1,187.4        145.3
Net income                                                             1,187.4        134.2
Primary earnings per share:
  Income from continuing operations                                       1.80         1.08
  Income before extraordinary loss                                       12.07         1.35
  Net income                                                             12.07         1.25
Fully diluted earnings per share:
  Income from continuing operations                                       1.79         1.08
  Income before extraordinary loss                                       11.91         1.35
  Net income                                                             11.91         1.25

Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had been at the beginning of each year presented or of future results of operations of the combined companies.

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 4.  Williams Interstate Natural Gas Systems

                                                                 (Millions)
                                         ------------------------------------------------------------
                                                        Three months ended June 30,
                                                Revenues                          Operating Profit
                                         ---------------------                 ----------------------
                                          1995           1994                   1995             1994
                                         ------         ------                 -----            -----
Northwest Pipeline                       $ 59.0         $ 57.8                 $26.8            $27.0

Williams Natural Gas                       39.3           45.7                   8.2              9.0

Transcontinental Gas
  Pipe Line                               194.1              -                  45.4                -

Texas Gas Transmission                     61.8              -                   9.4                -
                                         ------         ------                 -----            -----
                                         $354.2         $103.5                 $89.8            $36.0
                                         ======         ======                 =====            =====


                                                                 (Millions)
                                         ------------------------------------------------------------
                                                         Six months ended June 30,
                                                Revenues                          Operating Profit
                                         ---------------------                -----------------------
                                          1995           1994                  1995              1994
                                         ------         ------                ------            -----
Northwest Pipeline                       $118.1         $122.5                $ 53.3            $57.3

Williams Natural Gas                       79.3           91.5                  17.5             23.3

Transcontinental Gas
  Pipe Line                               347.6              -                  83.7                -

Texas Gas Transmission                    130.5              -                  31.9                -
                                         ------         ------                ------            -----
                                         $675.5         $214.0                $186.4            $80.6
                                         ======         ======                ======            =====


Note 5.  Sale of investments

In the second quarter of 1995, Williams sold its 15 percent interest in Texasgulf Inc. for approximately $124 million in cash, which resulted in a second quarter after-tax gain of approximately $16 million because of previously unrecognized tax benefits included in the provision (credit) for income taxes.

In the second quarter of 1994, Williams sold 3,461,500 limited partner common units in Northern Border Partners, L.P. Net proceeds from the sale were approximately $80 million and the sale resulted in a pre-tax gain of $22.7 million. As a result of the sale, Williams' original 12.25 percent interest in the Northern Border partnerships has been reduced to 3.2 percent.

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 6.  Provision for income taxes

The provision (credit) for income taxes from continuing operations includes:

                                                                       (Millions)
                                                --------------------------------------------------------
                                                  Three months ended                  Six months ended
                                                       June 30,                           June 30,
                                                ----------------------             ---------------------
                                                 1995             1994              1995            1994
                                                ------           -----             -----           -----
Current:
  Federal                                       $(16.8)           $28.7             $10.9           $39.5
  State                                           (1.3)             8.1              10.0             4.1
                                                ------            -----             -----           -----
                                                 (18.1)            36.8              20.9            43.6
Deferred:
  Federal                                         14.1             (2.2)             29.4             5.2
  State                                            2.1             (2.4)             (2.5)            0.1
                                                ------            -----             -----           -----
                                                  16.2             (4.6)             26.9             5.3
                                                ------            -----             -----           -----
Total provision (credit)                        $ (1.9)           $32.2             $47.8           $48.9
                                                ======            =====             =====           =====


The effective income tax rate in 1995 is less than the federal statutory rate due primarily to the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (See Note 5), recognition of an $8 million income tax benefit resulting from settlements with taxing authorities and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes and minority interest.

The effective income tax rate in 1994 is slightly less than the federal statutory rate as the effect of state income taxes is offset by the effects of income tax credits from coal-seam gas production and a favorable prior-year state income tax adjustment.

Cash payments for income taxes for the six months ended June 30, 1995 and 1994 are $279 million and $32 million (before refunds of $6 million in 1994), respectively.

Note 7.  Discontinued operations

On January 5, 1995, Williams sold WilTel's network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $724 million) which is reported as income from discontinued operations. Prior period operating results for WilTel's network services operations were restated and are reported as discontinued operations. The assets and liabilities that were transferred to LDDS in the sale of the network services operations are included in net assets held for sale at December 31, 1994. Under the terms of the agreement, Williams retained Williams Telecommunications Systems, Inc., a national telecommunications equipment supplier and service company, and Vyvx, Inc., which operates a national video network specializing in broadcast television applications.

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 8.  Extraordinary loss

The 1994 extraordinary loss results from early extinguishment of debt. Williams paid $295 million to redeem higher interest rate debt for an $11.1 million after-tax loss (net of $7.1 million benefit for income taxes).


Note 9.  Accrued liabilities

                                                                          (Millions)
                                                                ------------------------------
                                                                June 30,          December 31,
                                                                  1995                1994
                                                                --------          ------------
Income taxes payable                                             $  550.2              $ 38.0
Employee costs                                                      118.2                51.7
Rate refunds                                                        137.9                83.8
Interest                                                             72.3                39.9
Taxes other than income taxes                                        56.0                41.8
Other                                                               269.8               106.2
                                                                 --------              ------
                                                                 $1,204.4              $361.4
                                                                 ========              ======

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 10.  Long-term debt

Long-term debt consists of the following amounts:

                                                                                          (Millions)
                                                                                -------------------------------
                                                     Weighted average           June 30,           December 31,
                                                      interest rate*              1995                 1994
                                                     ----------------           --------           ------------
The Williams Companies, Inc.
   Revolving credit loans                                    -                $      -              $  350.0
   Debentures, 8.875% - 10.25%,
      payable 2012, 2020 and 2021                          9.6                   511.3                 379.7
   Notes, 7.5% - 13%,
      payable through 2001                                 8.9                   989.3                 363.8
   Capital lease obligations,
      11.1%, payable through 2014                         11.1                    30.8                  31.0
Northwest Pipeline
   Debentures, 9% - 10.65%,
      payable through 2022                                 9.6                   284.1                 293.0
   Adjustable rate notes,
      payable through 2002                                 9.0                    11.7                  13.3
Williams Natural Gas
   Variable rate notes,
      payable in 1999                                      6.8                   130.0                 130.0
Transcontinental Gas Pipe Line
   Revolving credit loans                                  6.5                    30.0                     -
   Debentures, 9.125%,
      payable 2017                                         9.1                   150.0                     -
   Notes, 8.125% - 9%,
      payable 1996, 1997 and 2002                          8.7                   378.2                     -
   Adjustable rate note
      due 2000                                             6.2                   123.5                     -
Texas Gas Transmission
   Notes, 8.625% and 9.625%,
      payable 1997 and 2004                                9.0                   252.7                     -
Williams Pipe Line
   Notes, 8.95% through 9.78%,
      payable through 2001                                 9.3                   120.0                 120.0
Other, payable through 1999                                8.2                    16.0                  10.0
                                                                              --------              --------
                                                                               3,027.6               1,690.8
Current portion of long-term debt                                               (185.9)               (383.0)
                                                                              --------              --------
                                                                              $2,841.7              $1,307.8
                                                                              ========              ========

*At June 30, 1995.

During first quarter 1995, Williams replaced its $600 million credit agreement, which was scheduled to terminate in December 1995, with a new $800 million agreement. Under the new credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, Williams Pipe Line and Williams Holdings of Delaware, Inc. have access to various amounts of the facility while Williams (parent) has access to all unborrowed amounts. The available amount at June 30, 1995, was $770 million. Interest rates vary with current market conditions.

Cash payments for interest (net of amounts capitalized) for the six months ended June 30, 1995 and 1994 are $133 million and $78 million, respectively.

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 11.  Contingent liabilities and commitments

Rate and regulatory matters and related litigation

Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $142 million at June 30, 1995; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see Note 9 for the amount of revenues reserved for potential refund as of June 30, 1995.

In 1992, the FERC issued Order 636, Order 636-A and Order 636-B. These orders, which have been challenged in various respects by various parties in proceedings pending in the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Williams Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline, Texas Gas and Transcontinental Gas Pipe Line implemented their restructurings on November 1, 1993. Certain aspects of each pipeline company's restructuring are under appeal.

Contract reformations and gas purchase deficiencies

Each of the natural gas pipeline subsidiaries has undertaken the reformation of its respective gas supply contracts to settle gas purchase deficiencies, avoid future gas purchase deficiencies, reduce prices to market levels or make other appropriate modifications. As of June 30, 1995, total pending supplier take-or-pay, ratable take and minimum take claims for all of the pipeline companies were not significant.

Williams Natural Gas and a producer have executed a number of definitive agreements to resolve outstanding issues between the two companies and restructure their relationship. Among other things, the agreements terminate Williams Natural Gas' largest gas purchase contract and resolve a number of disputes and litigation, including a $203 million claim by the producer for take-or-pay deficiencies and a gas pricing dispute. With respect to the latter dispute, Williams Natural Gas paid the producer $35 million in cash and is committed to pay an additional $40 million under certain circumstances, all but a small portion of which payments Williams Natural Gas believes it will be permitted to recover from certain of its former sales customers. Portions of the settlement are subject to regulatory approvals, including the regulatory abandonment of a certain Williams Natural Gas gathering system on terms acceptable to Williams Natural Gas. On May 2, 1995, the FERC issued orders granting the requisite approvals; however, one party has requested rehearing of the decision regarding abandonment of the gathering system.

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

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made two filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in additional costs, and provided for an offset of $3 million. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by the second filing. Williams Natural Gas believes that the filing will most likely be approved. As of June 30, 1995, Williams Natural Gas had an accrual of $43 million for its then estimated remaining contract-reformation and gas supply realignment costs. It will make additional filings under the applicable FERC orders to recover such further costs as may be incurred in the future.

As of June 30, 1995, Texas Gas had made filings to recover $48 million, plus interest, of $50 million of gas supply realignment costs then incurred. Certain parties are challenging Texas Gas' right to fully recover such costs. As of June 30, 1995, Texas Gas had an accrual of $30 million for its then estimated remaining gas supply realignment costs. It will make additional filings to recover such further costs as may be incurred in the future.

In 1983, the FERC issued Order 94-A, which permitted producers to collect certain production related costs from pipelines on a retroactive basis. Pursuant to FERC orders, Texas Gas and Transcontinental Gas Pipe Line direct billed their customers for such costs paid to producers. In 1990, the U.S. Court of Appeals for the D.C. Circuit overturned the FERC's orders authorizing direct billing for such costs. Through settlements and refunds, Texas Gas and Transcontinental Gas Pipe Line have resolved their respective refund obligations as to these costs, except, in the case of Texas Gas, for an amount of approximately $9 million and, in the case of Transcontinental Gas Pipe Line, for an amount of approximately $7 million. Each of these subsidiaries has either made the required refund reserving the right to recover the amount paid if the ruling is reversed on appeal or provided for a reserve which it believes is adequate to provide for any costs associated with any remaining refund obligation which it may be required to absorb.

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

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

actually recovered from customers will depend upon the outcome of various court and FERC proceedings, the success of settlement negotiations and various other factors, not all of which are presently foreseeable.

Environmental matters

Certain Williams subsidiaries, including Texas Gas and Transcontinental Gas Pipe Line, have been named as potentially responsible parties at various Superfund waste disposal sites. Since 1989, Texas Gas and Transcontinental
Gas Pipe Line have had studies underway to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. The costs of any such remediation will depend upon the scope of the remediation. At June 30, 1995, these subsidiaries had reserves totaling approximately $52 million for these costs.


In February 1995, Transcontinental Gas Pipe Line was served as a defendant in a lawsuit filed in U.S. district court in Virginia by three individuals for alleged violations of several provisions of both federal and state air and other laws and regulations. Since 1991, Transcontinental Gas Pipe Line has worked with the appropriate Virginia authorities pursuant to an agreement to resolve certain emissions issues also raised by the individuals. Transcontinental Gas Pipe Line believes the state environmental agency is in agreement with the actions proposed by Transcontinental Gas Pipe Line which will resolve the emission issues at its Virginia facilities. Transcontinental Gas Pipe Line believes the citizens' claims are without merit and is prepared to vigorously defend the suit.

Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas each has identified polychlorinated biphenyl (PCB) contamination in air compressor systems, disposal pits and related properties at certain compressor station sites. Transcontinental Gas Pipe Line has responded to an informal data request and Texas Gas and Williams Natural Gas have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities by Williams Natural Gas, and Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. As of June 30, 1995, Williams Natural Gas had recorded a liability for approximately $27 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $52 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

costs exceed a specified amount. It appears probable that such costs will exceed this amount. At June 30, 1995, Williams had approximately $7 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

A lawsuit was filed on May 14, 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. On June 28, 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. This decision is being appealed by the plaintiffs. Since June 28, 1994, five individual lawsuits have been filed against Northwest Pipeline in U.S. district court in Colorado, making essentially the same claims. Northwest Pipeline is vigorously defending these lawsuits.

Other legal matters

On December 31, 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata was reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata were wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. On September 13, 1994, the court granted summary judgment in favor of the defendants. The Tribe sought a certification of an interlocutory appeal from the court which was denied. Nevertheless, the Tribe has lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

On October 6, 1994, the Antitrust Division of the Department of Justice issued a civil investigation demand to Williams Natural Gas concerning its provision of transportation services in Kansas and Missouri. Williams Natural Gas has filed a response and believes that it has not violated the antitrust laws in the conduct of its business.

On December 21, 1994, Williams Natural Gas received a second civil investigative demand from the Antitrust Division of the Department of Justice concerning certain gathering activities of Williams Natural Gas and Williams' other operating subsidiaries. Williams filed a response and has been advised that the file has been closed.

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Relative to a certain Agreement and Plan of Merger, dated December 12, 1994, among Williams, a Williams subsidiary and Transco Energy Company (Transco), seven class action lawsuits were filed on December 12, 1994, and later, in the Chancery Court of Delaware, challenging the transaction and alleging a breach of fiduciary duties by Transco's directors. In six of the lawsuits, Williams was named as a party defendant, the plaintiffs alleging that Williams aided and abetted the alleged breach of duty. On January 6, 1995, the parties to all of the lawsuits entered into an agreement in principle and on January 9, 1995, a stipulation and agreement of compromise, settlement and release was executed subject to approval of the Court. On May 11, 1995, the settlement was approved by the Court. See Note 3 for information regarding the acquisition of Transco.

In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. district court in North Dakota against Transcontinental Gas Pipe Line and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On September 8, 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco, Transco Coal Gas Company and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys' fees. On March 30, 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals.
The settlement is also subject to a FERC ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. On October 18, 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition with petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. The hearing commenced on June 20, and ended on July 14, 1995. In the event that the necessary regulatory approvals are not obtained, Transcontinental Gas Pipe Line, Transco and Transco Coal Gas Company intend to vigorously defend the suit.

In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas have each entered into certain settlements which may require the indemnification by Transcontinental Gas Pipe Line or Texas Gas of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. In October 1992, the U.S. Court of Appeals for the Fifth Circuit and the Louisiana Supreme Court, with respect to the same issue under Louisiana law, determined that royalties are due on take-or-pay payments under the royalty clauses of the specific mineral leases reviewed by the courts. As a result of these and related developments, Transcontinental Gas Pipe Line and Texas Gas have been named as defendants in, respectively, six and two lawsuits in which damages aggregated in excess of $133 million. On July 17, 1995, a judge in a Texas state court granted a motion by Transcontinental Gas Pipe Line for partial summary

                         THE WILLIANS COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

judgment, rejecting a major portion of the plaintiff's claims in one of these lawsuits. Producers may receive other demands which could result in additional claims against Transcontinental Gas Pipe Line and Texas Gas pursuant to the indemnification provisions in their respective settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

On November 14, 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazleton, Pennsylvania (the Facility). Hazleton Fuel Management Company (HFMC), a subsidiary of Transco, supplies natural gas and fuel oil to the Facility. As of June 30, 1995, it had current outstanding receivables from the Partnership of approximately $19 million, for which HFMC has established a reserve of $18 million. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. On March 21, 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC. HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility.

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

Note 12.  Subsequent events

In August, a subsidiary of Williams purchased Pekin Energy Co., the nation's second-largest ethanol producer, for $167 million in cash.

In July, Williams initiated an offer to exchange up to 3,630,100 shares of its $2.21 cumulative preferred stock for approximately $91 million of 9.6 percent debentures.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 1995 vs. Second Quarter 1994

NORTHWEST PIPELINE'S revenues increased $1.2 million due primarily to increased transportation rates put into effect in November 1994. Operating profit decreased slightly by $.2 million due primarily to increased costs for operating and maintenance and higher depreciation, partially offset by increased rates. Although total mainline throughput increased 23 percent, operating profit remained stable due to the effects of the straight-fixed-variable rate design prescribed by the Federal Energy Regulatory Commission. Also during the quarter, Northwest Pipeline received a favorable decision from the FERC regarding its rate of return and other issues. A final ruling in this 1993 rate proceeding is expected in several months.

WILLIAMS NATURAL GAS' revenues and costs and operating expenses decreased $6.4 million and $5.3 million, respectively, due primarily to the absence of 1994 contract-reformation recovery. Operating profit decreased $.8 million due primarily to the absence of 1994 regulatory adjustments of $1.7 million, partially offset by higher transportation revenue of $1.3 million excluding contract-reformation recovery. Although transportation volumes increased 14 percent the effects of a straight- fixed- variable rate design required by the FERC contribute to a stable operating profit.

TRANSCONTINENTAL GAS PIPE LINE owns an interstate natural gas pipeline that extends from the onshore and offshore Louisiana producing areas through the Southeast and up into much of the Eastern Seaboard, including New York City. Transcontinental Gas Pipe Line's revenues were $194.1 million in the second quarter of 1995, while costs and expenses were $148.7 million and operating profit was $45.4 million. Throughput was 325.2 TBtu's in the second quarter of 1995. Market-area deliveries declined 2 percent in 1995 compared to 1994. Transco currently has a rate structure and a historical maintenance schedule that together are expected to reduce operating profit in the third quarter of this year, rebounding during the fourth quarter.

TEXAS GAS TRANSMISSION operates an interstate natural gas pipeline system that serves eight states in the South and Midwest. Texas Gas' revenues were $61.8 million in the second quarter of 1995, while costs and expenses were $52.4 million and operating profit was $9.4 million. Throughput was 150.5 TBtu's in the second quarter of 1995. Texas Gas placed new, higher rates into effect April 1, 1995, subject to refund. Responding to its customers' needs, Texas Gas in late 1993 implemented seasonal contract demands as a component of its FERC Order 636 rate structure. This is expected to result in lower operating profit during the second and third quarters, improving during the first and fourth quarters.

WILLIAMS FIELD SERVICES GROUP'S revenues increased $55.9 million due primarily to 103 percent increase in gathering volumes, including $32 million attributable to Transco's gathering operations and an increase of $5 million from other gathering activities. Costs and operating expenses and selling, general and administrative expenses increased $49 million and $6 million, respectively, of which Transco's gathering activities contributed $26 million and $3 million, respectively. Operating profit increased $1.9 million, including $8 million operating profit from Transco's gathering activities and $5 million higher other gathering revenues, partially offset by higher operating and maintenance expenses, depreciation and selling, general and administrative expenses from expanded facilities. Operating profit in 1994 was favorably affected by an adjustment to operating taxes of $4 million.

WILLIAMS ENERGY SERVICES' revenues increased $232.6 million, primarily as a result of the addition of Transco's gas marketing operations. Natural gas sales were 157.5 TBtu's in 1995 compared to 34.1 TBtu's in 1994. Costs and expenses increased by $234.9 million due primarily to Transco's gas marketing operations. Operating profit decreased $2.4 million, reflecting increased costs from supporting information technology and business development of $1.3 million, reduced operating profit from refined products trading activity of $2.8 million, in addition to non-recurring costs associated with merging Transco's marketing operations into Williams. Transco's gas marketing operations contributed $5.5 million to operating profit. Included in 1994 operating profit was a $2.3 million favorable contract-reformation settlement.

WILLIAMS PIPE LINE'S revenues decreased $10.5 million due primarily to a decrease of $14.7 million related to Williams Energy Ventures primarily from the discontinuance of certain petroleum-product services due to adverse market conditions. An increase in transportation revenue resulting from a 5 percent increase in volumes and a slightly higher average transportation rate, resulting from a December 1994 tariff increase are partially offset by shorter haul movements. Costs and expenses decreased $12.2 million as compared to 1994 due primarily to Williams Energy Ventures' discontinuance of certain petroleum-product services. Operating profit was $1.7 million higher than 1994 due primarily to higher transportation and non-transportation revenue of $2.4 million and $1.9 million, respectively, partially offset by higher pipeline transportation costs and operating expenses of $2.1 million. Results for Williams Energy Ventures declined due to lower refined-product and ethanol sales margins and increased costs from business development.

WILLIAMS TELECOMMUNICATIONS SYSTEMS' revenues increased $19.4 million due primarily to new systems and system enhancements revenues. Contributing to revenue growth was the Jackson Voice Data acquisition completed in October 1994. Costs of sales increased $15.6 million due to increased sales activity. Selling, general and administrative expenses increased $2.8 million due primarily to increased operations. Operating profit increased $1.2 million due primarily to the increase in revenues. Product per-unit margins declined in 1995 compared to 1994 due to the aggressive maintenance pricing by competitors.

Interest accrued increased due primarily to the $2 billion outstanding debt assumed as a result of the Transco acquisition. Interest capitalized increased due primarily to increased capital expenditures for gathering and processing facilities. Investing income increased $5 million due primarily to interest earned on the invested portion of the cash proceeds from the sale of WilTel's network services operations, partially offset by $4 million lower equity earnings from Kern River Gas Transmission Company and the second-quarter 1994 $5 million Texasgulf Inc. dividend. Kern River's 1994 equity earnings included a favorable adjustment to rate refund accruals related to a rate case. The 1995 loss on sales of investments results from the sale of the 15 percent interest in Texasgulf Inc. (see Note 5 for additional information). The 1994 gain on sales of investments results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. Other income (expense) - net in 1995 includes approximately $2.5 million of minority interest expense associated with the Transco merger.

The effective income tax rate in 1995 is less than the federal statutory rate due primarily to the recognition of previously unrecognized tax benefits associated with the investment in Texasgulf Inc., an $8 million income tax benefit resulting from settlements with taxing authorities and income tax credits from coal-seam gas production, partially offset by state income taxes and minority interest. The effective income tax rate in 1994 approximates the federal statutory rate as the effect of state income taxes is largely offset by income tax credits from coal-seam gas production.

On January 5, 1995, Williams sold WilTel's network services operations to LDDS Communications, Inc. for $2.5 billion in cash. Prior period operating results for WilTel's network services operations were restated and are reported as discontinued operations (see Note 7 for additional information).

The 1994 extraordinary loss results from the early extinguishment of debt (see
Note 8 for additional information).


Six Months Ended June 30, 1995 vs. Six Months Ended June 30, 1994

NORTHWEST PIPELINE'S revenues decreased $4.4 million due primarily to the completion in 1994 of billing contract- reformation surcharges, partially offset by increased transportation rates put into effect in November 1994. Operating profit decreased $4 million due primarily to higher operating and maintenance expenses from increased maintenance projects and higher third-party compression charges, partially offset by increased rates.

WILLIAMS NATURAL GAS' revenues decreased $12.2 million due primarily to the absence of 1994 contract-reformation recovery of $7 million and regulatory adjustments of $1.8 million, in addition to lower 1995 average firm reserved capacity of $1.3 million. Costs and operating expenses decreased $7.2 million due largely to the 1994 contract- reformation recovery. Operating profit decreased $5.8 million due primarily to the absence of 1994 regulatory adjustments, lower 1995 average firm reserved capacity and higher general and administrative expenses ($1 million).

TRANSCONTINENTAL GAS PIPE LINE'S revenues were $347.6 million in the first six months of 1995, while costs and expenses were $263.9 million and operating profit was $83.7 million. Throughput was 640.7 TBtu's in the first six months of 1995 (for the period subsequent to the acquisition date).

TEXAS GAS TRANSMISSION'S revenues were $130.5 million in the first six months of 1995, while costs and expenses were $98.6 million and operating profit was $31.9 million. Throughput was 313.8 TBtu's in the first six months of 1995 (for the period subsequent to the acquisition date). Texas Gas placed new, higher rates into effect April 1, 1995, subject to refund.

WILLIAMS FIELD SERVICES GROUP'S revenues increased $98.3 million due primarily to a 97 percent increase in gathering volumes, including $62 million attributable to Transco's gathering operations and an increase of $12 million from other gathering activities. Costs and operating expenses and selling, general and administrative expenses increased $76 million and $13 million, respectively, of which Transco's gathering activities contributed $41 million and $7 million, respectively. Operating profit increased $10.4 million primarily resulting from Transco's gathering activities of $16.5 million and increases in liquids volumes of $3 million and other gathering activities of $12 million. Partially offsetting these are increases in operating and maintenance expenses, depreciation and selling, general and administrative expenses from expanded facilities. Operating profit in 1994 was favorably affected by an adjustment to operating taxes of $4 million.

WILLIAMS ENERGY SERVICES' revenues increased $506.2 million, primarily from the addition of Transco's gas marketing operations. Natural gas sales were 350.2 TBtu's in 1995 compared to 70.4 TBtu's in 1994. Costs and expenses increased $484.8 million due primarily to Transco's gas marketing operations. Operating profit increased $21.4 million, as Transco's gas marketing operations contributed $13.5 million and the first quarter 1995 income recognition from mark-to- market valuation of long-term natural gas supply contracts added $21 million. Partially offsetting the increases were the costs from supporting information technology and business development of $1.8 million, reduced profits from refined-products trading activities of $5 million, in addition to non-recurring costs associated with merging Transco's marketing operations. Included in 1994 operating profit was a $2.3 million favorable contract-reformation settlement.

WILLIAMS PIPE LINE'S revenues increased by $3 million primarily as a result of increases in transportation and non- transportation revenue of $3.3 million and $11.4 million, respectively, substantially offset by a decrease of $11.6 million due primarily to Williams Energy Ventures and the discontinuance of certain petroleum- product services due to adverse market conditions. A slightly higher average transportation rate, resulting from a December 1994 tariff increase, was partially offset by shorter haul movements. Shipments, while 3 percent higher than 1994, were reduced by the November 1994 Minneapolis rack fire and unfavorable weather conditions in the first and second quarters of 1995. Costs and expenses were $1.2 million higher due primarily to higher costs of $5.1 million related to non-transportation revenue, largely offset by Williams Energy Ventures' discontinuance of certain petroleum-product services. Operating profit increased $1.8 million primarily from both higher transportation and non-transportation revenue, partially offset by higher costs and operating expenses of $8.3 million. Results from Williams Energy Ventures' petroleum ventures declined $2.5 million due to lower refined-product sales margins and increased costs from business development. Results in 1994 benefitted from a $2.8 million insurance settlement. Williams Energy Ventures is developing two non-regulated facilities expected to be additive to earnings during the last half of 1995.

WILLIAMS TELECOMMUNICATIONS SYSTEMS' revenues increased $72.1 million due primarily to new systems and new system enhancements and acquisitions of BellSouth Communications Systems on March 31, 1994 and Jackson Voice Data completed in October 1994. The increases in costs of sales of $57.4 million and selling, general and administrative expenses of $7.4 million primarily reflects the increased sales activity from the acquisitions. Operating profit increased $7.5 million due primarily to the increase in sales activity resulting from the 1994 acquisitions.

General corporate expenses increased due to a $4 million contribution to The Williams Companies Foundation. Interest accrued increased due primarily to the $2 billion outstanding debt assumed as a result of the Transco acquisition. Interest capitalized increased due primarily to increased capital expenditures for gathering and processing facilities. Investing income increased $37 million due primarily to interest earned on the invested portion of the cash proceeds from the sale of WilTel's network services operations combined with an $11 million increase in the dividend from Texasgulf Inc., slightly offset by

$5 million lower equity earnings from Kern River Gas Transmission Company.
Kern River's 1994 equity earnings included a favorable adjustment to rate refund accruals related to a rate case. The 1995 loss on sales of investments results from the sale of the 15 percent interest in Texasgulf Inc. (see Note 5 for additional information). The 1994 gain on sales of investments results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. Other income (expense) - net in 1995 includes approximately $10 million of minority interest expense associated with the Transco merger and $4 million of dividends on Transco preferred stock. Other income (expense) - net in 1994 includes a credit of $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies which expired. Also included in 1994 is approximately $4 million of expense related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which related to postemployment benefits being paid to employees of companies previously sold.

The effective income tax rate in 1995 is less than the federal statutory rate due primarily to the previously unrecognized tax benefits associated with the investment in Texasgulf Inc., recognition of an $8 million income tax benefit resulting from settlements with taxing authorities and income tax credits from coal-seam gas production, partially offset by state income taxes and minority interest. The effective income tax rate in 1994 is slightly less than the federal statutory rate as the effect of state income taxes is offset by the effects of income tax credits from coal-seam gas production and a favorable prior-year state income tax adjustment.

On January 5, 1995, Williams sold WilTel's network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations. Prior period operating results for WilTel's network services operations were restated and are reported as discontinued operations (see Note 7 for additional information).

The 1994 extraordinary loss results from the early extinguishment of debt (see
Note 8 for additional information).

Financial Condition and Liquidity

Liquidity

Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At June 30, 1995, Williams had access to $1.1 billion of liquidity representing the unborrowed portion of its $800 million bank-credit facility plus cash-equivalent investments. This compares with liquidity of $495 million at December 31, 1994, and $500 million at June 30, 1994. The increase in 1995 is due to the remaining cash proceeds from the sale of WilTel's network services operations and a $200 million increase in the capacity of the bank-credit facility (see Note 10 for additional information).

In 1995 capital expenditures are estimated to be approximately $1.2 billion. During 1995, Williams expects to finance capital expenditures, investments and working-capital requirements through the use of the remaining network services operations sale proceeds, its $800 million bank-credit facility or public debt/equity offerings.

Financing Activities

The consolidated long-term debt to long-term debt-plus-equity ratio increased to 47.7 percent at June 30, 1995, from 46.5 percent at December 31, 1994. The increase is due to the assumption of Transco's outstanding debt, substantially offset by increased equity primarily from the $1 billion after-tax gain included in income from discontinued operations related to the sale of WilTel's network services operations and the issuance of common and preferred stock in the Transco merger.

Net assets held for sale at June 30, 1995, include certain Transco businesses which Williams intends to sell within one year (see Note 3 for additional information). Accrued liabilities increased due primarily to the income tax and other liabilities associated with the sale of the network services operations in addition to the acquisition of Transco. Notes payable and long-term debt due within one year decreased reflecting the repayment of these amounts with the proceeds from the sale of the network services operations. The increases in receivables, inventory, other current assets, property, plant and equipment, other noncurrent assets and deferred charges, payables, long-term debt, deferred income taxes, and other noncurrent liabilities and deferred credits primarily reflect the acquisition of Transco.

Other

On January 18, 1995, Williams acquired 60 percent of Transco's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco's outstanding common stock on May 1, 1995, through a merger which exchanged the remaining Transco common stock for approximately 10.4 million shares of Williams common stock. The cash portion of the acquisition was financed from the proceeds of the WilTel network services sale (see Note 7 for additional information). The purchase price including transaction fees and other related costs is approximately $800 million, excluding $2.3 billion in preferred stock and debt obligations of Transco. In connection with the acquisition, Williams made payments to retire and/or terminate approximately $700 million in Transco borrowings, preferred stock, interest-rate swaps and sale of receivable facilities. As a part of the merger, Williams exchanged Transco's outstanding $3.50 preferred stock for Williams' $3.50 preferred stock (see Note 3 for additional information).

In April 1995, Williams sold its 15 percent interest in Texasgulf Inc. for approximately $124 million in cash (see Note 5 for additional information).

On June 30, 1995, Williams acquired the Gas Company of New Mexico's natural gas gathering and processing assets in the San Juan and Permian Basins for $154 million. The acquired natural gas gathering, treating and processing assets in the Permian Basin (representing approximately 10 percent of the acquired assets) were then sold to GPM Gas Corporation the same day.

Williams Field Services continues to pursue development of a commercial underground coal-qualification venture in South-central Wyoming. Design and construction costs of a demonstration project capitalized to date are approximately $21 million. The future viability of this venture will be determined after completion and analysis of development activities currently in process.

Subsequent Events

In August, a subsidiary of Williams purchased Pekin Energy Co., the nation's second largest ethanol producer, for $167 million in cash.

In July, Williams initiated an offer to exchange up to 3,630,000 shares of its $2.21 cumulative preferred stock for approximately $91 million of 9.6 percent debentures and is considering filing a registration statement to exchange its $3.50 cumulative preferred stock for subordinated debentures.

                          PART II.  OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders of the Company was held on May 18, 1995. At the Annual Meeting, five individuals were elected as directors of the Company. Ten individuals continue to serve as directors pursuant to their prior election. In addition, the appointment of Ernst & Young LLP as the independent auditor of the Company for 1995 was ratified.

              A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

              Election of Directors

              Name                                                     For                       Withheld
              ----                                                     ---                       --------
              Glenn A. Cox                                          79,416,824                    428,261
              Thomas H. Cruikshank                                  79,415,523                    429,562
              Patricia L. Higgins                                   79,364,038                    481,047
              Gordon R. Parker                                      79,431,632                    413,453
              Joseph H. Williams                                    79,419,972                    425,113

              Ratification of Appointment of Independent Auditor

                 For                                    Against                              Abstain
                 ---                                    -------                              -------
              79,222,111                                309,094                              313,880

              To the best of the Company's knowledge, there were no broker nonvotes with respect to the election of directors or the ratification of the auditor.

                    PART II.  OTHER INFORMATION (concluded)

Item 6.       Exhibits and Reports on Form 8-K

              (a)   The exhibits listed below are filed as part of this report:

                       Exhibit 11.a--Computation of Earnings Per Common and
                                     Common-equivalent Share

                       Exhibit 11.b--Computation of Earnings Per Common and
                                     Common-equivalent Share

                       Exhibit 12  --Computation of Ratio of Earnings to
                                     Combined Fixed Charges and Preferred
                                     Stock Dividend Requirements

                       Exhibit 27  --Financial Data Schedule

              (b) During the second quarter of 1995, the Company filed a Form 8-K on May 4, 1995 which reported a significant event under
                    Item 2 of the Form and included the exhibits required by
                    Item 7 of the Form.

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



                                    THE WILLIAMS COMPANIES, INC.
                                    ---------------------------------------
                                    (Registrant)



                                    Gary R. Belitz
                                    ---------------------------------------

                                    Gary R. Belitz
                                    Controller
                                    (Duly Authorized Officer and
                                      Chief Accounting Officer)

August 11, 1995

                                EXHIBIT INDEX


            Exhibit 11.a--Computation of Earnings Per Common and
                          Common-equivalent Share

            Exhibit 11.b--Computation of Earnings Per Common and
                          Common-equivalent Share

            Exhibit 12  --Computation of Ratio of Earnings to Combined
                          Fixed Charges and Preferred Stock Dividend
                          Requirements

            Exhibit 27  --Financial Data Schedule