Form 10-Q
period 1995-09-30
WILLIAMS COMPANIES INC
filed 1995-11-14
CIK 107263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number                  1-4174
                       ---------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                              73-0569878
---------------------------------------   --------------------------------------
        (State of Incorporation)           (IRS Employer Identification Number)


          ONE WILLIAMS CENTER
            TULSA, OKLAHOMA                             74172
---------------------------------------   --------------------------------------
(Address of principal executive office)               (Zip Code)


Registrant's telephone number:                      (918) 588-2000
                                          --------------------------------------

                                   NO CHANGE
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                            Outstanding at October 31, 1995
-----------------------------------          -----------------------------------
    Common Stock, $1 par value                        104,985,788 Shares

                          THE WILLIAMS COMPANIES, INC.
                                     INDEX


Part I.  Financial Information                                              Page
                                                                            ----
    Item 1.  Financial Statements

       Consolidated Statement of Income--Three Months and
          Nine Months Ended September 30, 1995 and 1994                        2

       Consolidated Balance Sheet--September 30, 1995 and
          December 31, 1994                                                    4

       Consolidated Statement of Cash Flows--Nine Months
          Ended September 30, 1995 and 1994                                    6

       Notes to Consolidated Financial Statements                              8

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            21

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                 28

       Exhibit 11--Computation of Earnings Per Common and Common-
                      equivalent Share

       Exhibit 12--Computation of Ratio of Earnings to Combined
                      Fixed Charges and Preferred Stock Dividend
                      Requirements

                          THE WILLIAMS COMPANIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                                                  (Millions)
                                                           ----------------------------------------------------------
                                                           Three months ended                Nine months ended
                                                              September 30,                     September 30,
                                                           -----------------------          -------------------------
                                                             1995            1994*            1995             1994*
                                                           --------         ------          --------         --------
Revenues:
  Williams Interstate Natural
    Gas Systems (Note 4)                                    $354.3           $131.6         $1,029.8         $  345.6
  Williams Field Services Group                              142.4             91.0            419.5            269.8
  Williams Energy Services                                    18.7             65.1             65.6*           205.0
  Williams Pipe Line                                          86.9             93.4            220.4            223.9
  Williams Telecommunications Systems                        120.7            104.7            364.2            276.1
  Other                                                       14.9              5.5             43.5             13.8
  Intercompany eliminations                                  (25.5)           (24.0)          (124.3)           (60.4)
                                                            ------           ------         --------         --------

    Total revenues                                           712.4            467.3          2,018.7          1,273.8
                                                            ------           ------         --------         --------

Profit-center costs and expenses:
  Costs and operating expenses                               438.9            335.4          1,190.1*           857.9
  Selling, general and administrative expenses               119.0             55.4            354.0            167.3
  Other income--net                                           (6.9)            (2.2)            (8.9)            (5.3)
                                                            ------           ------         --------         --------

    Total profit-center costs and expenses                   551.0            388.6          1,535.2          1,019.9
                                                            ------           ------         --------         --------

Operating profit (loss):
  Williams Interstate Natural
    Gas Systems (Note 4)                                      86.7             34.5            273.1            115.1
  Williams Field Services Group                               43.6             28.5            114.4             88.9
  Williams Energy Services                                     4.4               .5             29.7              4.4
  Williams Pipe Line                                          20.0             11.4             50.5             40.1
  Williams Telecommunications Systems                          7.1              5.7             21.1             12.2
  Other                                                        (.4)            (1.9)            (5.3)            (6.8)
                                                            ------           ------         --------         --------

    Total operating profit                                   161.4             78.7            483.5            253.9

General corporate expenses                                    (7.5)            (6.0)           (25.6)           (21.0)
Interest accrued                                             (67.4)           (34.7)          (204.2)          (105.1)
Interest capitalized                                           4.7              1.1             10.5              4.4
Investing income                                              13.3              8.0             81.2             38.8
Gain (loss) on sales of investments (Note 5)                     -                -            (12.6)            22.7
Other income (expense)--net                                     .7              1.5            (13.3)             2.3
                                                            ------           ------         --------         --------

Income from continuing operations
   before income taxes                                       105.2             48.6            319.5            196.0
Provision for income taxes (Note 6)                           36.7             16.4             84.5             65.3
                                                            ------           ------         --------         --------

Income from continuing operations                             68.5             32.2            235.0            130.7
Income from discontinued operations (Note 7)                     -             23.4          1,005.7             51.7
                                                            ------           ------         --------         --------

Income before extraordinary loss                              68.5             55.6          1,240.7            182.4
Extraordinary loss from early extinguishment
  of debt (Note 8)                                               -                -                -            (11.1)
                                                            ------           ------         --------         --------

Net income                                                    68.5             55.6          1,240.7            171.3
Preferred stock dividends (Note 10)                            7.1              2.2             12.6              6.6
                                                            ------           ------         --------         --------

Income applicable to common stock                           $ 61.4           $ 53.4         $1,228.1         $  164.7
                                                            ======           ======         ========         ========


*Reclassified or restated as described in Note 2.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (concluded)
                                  (Unaudited)



                                                             Three months ended               Nine months ended
                                                                September 30,                    September 30,
                                                           -----------------------          -----------------------
                                                             1995            1994             1995            1994
                                                           --------         ------          --------         ------
Primary earnings per common and
  common-equivalent share:
    Income from continuing operations                         $.58             $.29         $ 2.22            $1.19
    Income from discontinued operations (Note 7)                 -              .22          10.02              .49
                                                              ----             ----         ------            -----

    Income before extraordinary loss                           .58              .51          12.24             1.68
    Extraordinary loss (Note 8)                                  -                -              -             (.11)
                                                              ----             ----         ------            -----

    Net income                                                $.58             $.51         $12.24            $1.57
                                                              ====             ====         ======            =====

    Average shares (thousands)                             105,507          104,786        100,373          104,595

Fully diluted earnings per common and
  common-equivalent share:
    Income from continuing operations                         $.58             $.29         $ 2.20            $1.19
    Income from discontinued operations (Note 7)                 -              .22           9.79              .49
                                                              ----             ----         ------            -----

    Income before extraordinary loss                           .58              .51          11.99             1.68
    Extraordinary loss (Note 8)                                  -                -              -             (.11)
                                                              ----             ----         ------            -----

    Net income                                                $.58             $.51         $11.99            $1.57
                                                              ====             ====         ======            =====

    Average shares (thousands)                             109,587          104,786        102,730          104,639

Cash dividends per common share                               $.27             $.21           $.81             $.63
                                                              ====             ====           ====             ====





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                                      (Millions)
                                                                          -----------------------------------
                                                                          September 30,          December 31,
                                                                               1995                  1994
                                                                          -------------          ------------
ASSETS
------

Current assets:
  Cash and cash equivalents                                                $    63.6              $    36.1
  Receivables                                                                  495.6                  443.1
  Transportation and exchange gas receivable                                   158.0                    9.2
  Inventories                                                                  212.8                  112.3
  Net assets held for sale (Notes 3 and 7)                                      33.9                  743.6
  Deferred income taxes                                                        166.2                   57.1
  Other                                                                        132.2                   55.4
                                                                           ---------              ---------

    Total current assets                                                     1,262.3                1,456.8

Investments (Note 5)                                                           252.1                  379.1

Property, plant and equipment, at cost (Note 3)                              9,258.9                4,311.1
Less accumulated depreciation and depletion                                 (1,444.2)              (1,187.1)
                                                                           ---------              ---------
                                                                             7,814.7                3,124.0

Other assets and deferred charges                                              769.9                  266.2
                                                                           ---------              ---------

    Total assets                                                           $10,099.0              $ 5,226.1
                                                                           =========              =========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEET (Concluded)
                                  (Unaudited)


                                                                                             (Millions)
                                                                                  --------------------------------
                                                                                  September 30,       December 31,
                                                                                      1995                1994
                                                                                  -------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable                                                                     $    39.2           $  507.0
  Accounts payable                                                                      348.8              205.8
  Transportation and exchange gas payable                                               141.7               16.7
  Accrued liabilities (Note 9)                                                        1,222.6              361.4
  Long-term debt due within one year (Note 10)                                          192.3              383.0
                                                                                    ---------           --------

      Total current liabilities                                                       1,944.6            1,473.9

Long-term debt (Note 10)                                                              2,907.9            1,307.8

Deferred income taxes                                                                 1,373.6              662.9

Deferred income and other liabilities                                                   791.4              276.0

Contingent liabilities and commitments (Note 11)

Stockholders' equity:
  Preferred stock, $1 par value, 30,000,000 shares
    authorized, 3,739,452 shares issued in 1995 and
    4,000,000 shares issued in 1994 (Notes 3 and 10)                                    173.5              100.0
  Common stock, $1 par value, 240,000,000 shares
    authorized, 104,958,747 shares issued in
    1995 and 104,401,819 shares issued in 1994                                          105.0              104.4
  Capital in excess of par value                                                      1,029.4              991.0
  Retained earnings                                                                   1,868.8              716.5
  Unamortized deferred compensation                                                      (2.6)              (1.3)
                                                                                    ---------           --------
                                                                                      3,174.1            1,910.6

  Less treasury stock (at cost), 2,839,714 shares of
    common stock in 1995 and 13,516,994 shares of
    common stock in 1994, 369,900 shares of preferred
    stock in 1995 and 258,800 shares of preferred
    stock in 1994                                                                       (92.6)            (405.1)
                                                                                    ---------           --------

      Total stockholders' equity                                                      3,081.5            1,505.5
                                                                                    ---------           --------

      Total liabilities and stockholders' equity                                    $10,099.0           $5,226.1
                                                                                    =========           ========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                         (Millions)
                                                                                   ---------------------
                                                                                     Nine months ended
                                                                                       September 30,
                                                                                   ---------------------
                                                                                     1995          1994
                                                                                   ---------     -------
OPERATING ACTIVITIES:
  Net income                                                                       $ 1,240.7     $ 171.3
  Adjustments to reconcile to cash provided from
     operations:
        Discontinued operations                                                     (1,005.7)      (51.7)
        Extraordinary loss                                                                 -        11.1
        Depreciation and depletion                                                     272.8       110.8
        Provision for deferred income taxes                                             22.7        13.6
        (Gain) loss on sale of investments                                              12.6       (22.7)
        Changes in receivables sold                                                     32.5           -
        Changes in receivables                                                         108.2       (50.4)
        Changes in inventories                                                         (19.9)       (8.8)
        Changes in other current assets                                                 31.5       (31.7)
        Changes in accounts payable                                                    (73.7)      (13.2)
        Changes in accrued liabilities                                                  20.8        16.7
        Other, including changes in non-current assets
           and liabilities                                                             (90.7)       17.2*
                                                                                   ---------     -------

              Net cash provided by continuing operations                               551.8       162.2
              Net cash provided by discontinued operations                                 -       152.8*
                                                                                   ---------     -------

              Net cash provided by operating activities                                551.8       315.0
                                                                                   ---------     -------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                           90.4       134.5
  Payments of notes payable                                                           (558.2)          -
  Proceeds from long-term debt                                                         111.9       225.0
  Payments of long-term debt                                                          (823.6)     (315.2)*
  Proceeds from issuance of common stock                                                18.8        25.0
  Purchases of treasury stock                                                           (2.9)     (106.2)
  Dividends paid                                                                       (88.4)      (72.1)
  Subsidiary preferred stock redemptions                                              (193.7)          -
  Other--net                                                                             5.4        14.5
                                                                                   ---------     -------

              Net cash used by financing activities                                 (1,440.3)      (94.5)
                                                                                   ---------     -------





*Reclassified to conform to current classification.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Concluded)
                                  (Unaudited)

                                                                                  (Millions)
                                                                             --------------------
                                                                               Nine months ended
                                                                                 September 30,
                                                                             --------------------
                                                                               1995         1994
                                                                             --------     -------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures:
        Continuing operations                                                 (597.6)     (199.6)
        Discontinued operations                                                    -       (93.5)
     Proceeds from sales                                                        27.4         1.0
  Acquisition of businesses, net of cash acquired                             (817.1)      (47.1)
  Proceeds from sales of businesses                                          2,572.8           -
  Income tax and other payments
     related to discontinued operations                                       (317.1)       (1.1)
  Proceeds from sales of investments                                           125.1        80.6
  Purchase of note receivable                                                  (75.1)          -
  Other--net                                                                    (2.4)        2.9
                                                                            --------     -------

              Net cash provided (used) by investing activities                 916.0      (256.8)
                                                                            --------     -------

              Increase (decrease) in cash and cash equivalents                  27.5       (36.3)

Cash and cash equivalents at beginning of period                                36.1        64.3
                                                                            --------     -------

Cash and cash equivalents at end of period                                  $   63.6     $  28.0
                                                                            ========     =======





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  General

The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1994 Annual Report Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Williams' management, are necessary to present fairly its financial position at September 30, 1995, and results of operations for the three months and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. The 1995 after-tax gain from the sale of WilTel's network services operations and its related 1994 results are presented as discontinued operations (See Note 7). On January 18, 1995, Williams acquired 60 percent of Transco Energy Company's (Transco) outstanding common stock and on May 1, 1995, acquired the remaining 40 percent of Transco's outstanding common stock (See Note 3).

Operating profit of operating companies may vary by quarter. Based on current rate structures and historical maintenance schedules, Transcontinental Gas Pipe Line's and Texas Gas Transmission's operating profits were lower in the second and third quarters as compared to the first quarter and what is expected for the fourth quarter.

Note 2.  Basis of presentation

Revenues and operating profit amounts include the operating results of Transco since its January 18, 1995, acquisition by Williams (See Note 3). The transportation operations from Transco's two interstate natural gas pipelines are reported separately within Williams Interstate Natural Gas Systems (See
Note 4). Transco's gas gathering operations are included as part of Williams Field Services Group, and Transco's gas marketing operations are included in Williams Energy Services.

Williams Energy Services' revenues and costs and operating expenses for the six months ended June 30, 1995, have been reclassified to report natural gas sales net of related gas purchase costs.

Revenues and operating profit amounts for the three months and nine months ended September 30, 1994, have been restated to conform to current year classifications. The previously reported operations of Williams Energy Ventures have been divided into the following entities. The commodity price-risk management and trading operations and energy-related information services operations are now included in Williams Energy Services. The liquids ventures operations are now reported as part of Williams Pipe Line and continue with the Williams Energy Ventures name. Williams Field Services Group now includes the natural gas venture operations. In addition, certain natural gas marketing operations formerly reported as part of Williams Field Services Group are included in Williams Energy Services.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 3.  Transco acquisition

On January 18, 1995, Williams acquired 60 percent of Transco's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco common stock for approximately 10.4 million shares of Williams common stock valued at $334 million. The acquisition is accounted for as a purchase with 60 percent of Transco's results of operations included in Williams' Consolidated Statement of Income for the period January 18, 1995, through April 30, 1995, and 100 percent included beginning May 1, 1995. The purchase price, including transaction fees and other related costs, is approximately $800 million, excluding $2.3 billion in preferred stock and debt obligations of Transco. The acquired assets and liabilities have been recorded based on a preliminary allocation of the purchase price, and substantially all of the cost in excess of Transco's historical carrying amounts has been allocated to property, plant and equipment. The cash portion of the acquisition was financed from the proceeds of the WilTel network services sale (See Note 7).

Williams has sold a significant portion of Transco's coal operations, coalbed methane properties and certain pipeline operations and intends to sell, within one year, other Transco assets including certain gathering operations and other assets, all of which are recorded at estimated net realizable value in net assets held for sale. Estimated results of operations and changes in the carrying amount of these businesses during the holding period are reflected in the purchase price and are not material.

In connection with the acquisition, Williams made payments to retire and/or terminate approximately $700 million of Transco borrowings, preferred stock, interest-rate swaps and sale of receivable facilities. As a part of the merger, Williams exchanged Transco's $3.50 preferred stock for Williams' $3.50 preferred stock.

The following unaudited pro forma information combines the results of operations of Williams and Transco as if the purchase of the 100 percent occurred at the beginning of the earliest period presented.

                                                                           Unaudited
                                                                           ---------
                                                              (Millions, except per-share amounts)
                                                              ------------------------------------
                                                                        Nine months ended
                                                                          September 30,
                                                                      ---------------------
                                                                        1995         1994
                                                                      --------     --------
Revenues                                                              $2,079.4     $2,094.0
Income from continuing operations                                        250.0        142.6
Income before extraordinary loss                                       1,255.7        194.3
Net income                                                             1,255.7        183.2
Primary earnings per share:
  Income from continuing operations                                       2.37         1.30
  Income before extraordinary loss                                       12.39         1.79
  Net income                                                             12.39         1.68
Fully diluted earnings per share:
  Income from continuing operations                                       2.35         1.30
  Income before extraordinary loss                                       12.14         1.79
  Net income                                                             12.14         1.68

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had been at the beginning of each year presented or of future results of operations of the combined companies.


Note 4.  Williams Interstate Natural Gas Systems

                                                                (Millions)
                                         ------------------------------------------------------------
                                                      Three months ended September 30,
                                               Revenues                          Operating Profit
                                         ---------------------                -----------------------
                                          1995           1994                  1995             1994
                                         ------         ------                ------           ------
Northwest Pipeline                       $ 75.7         $ 57.0                $ 37.3           $ 24.1

Williams Natural Gas                       34.0           74.6                  12.0             10.4

Transcontinental Gas
  Pipe Line                               188.0              -                  33.9                -

Texas Gas Transmission                     56.6              -                   3.5                -
                                         ------         ------                ------           ------

                                         $354.3         $131.6                $ 86.7           $ 34.5
                                         ======         ======                ======           ======


                                                                 (Millions)
                                          -----------------------------------------------------------
                                                        Nine months ended September 30,
                                                Revenues                          Operating Profit
                                          --------------------                -----------------------
                                            1995         1994                  1995             1994
                                          --------      ------                ------           ------
Northwest Pipeline                        $  193.8      $179.5                $ 90.6           $ 81.4

Williams Natural Gas                         113.3       166.1                  29.5             33.7

Transcontinental Gas
  Pipe Line                                  535.6           -                 117.6                -

Texas Gas Transmission                       187.1           -                  35.4                -
                                          --------      ------                ------           ------

                                          $1,029.8      $345.6                $273.1           $115.1
                                          ========      ======                ======           ======


Note 5.  Sale of investments

In the second quarter of 1995, Williams sold its 15 percent interest in Texasgulf Inc. for approximately $124 million in cash, which resulted in a second quarter after-tax gain of approximately $16 million because of previously unrecognized tax benefits included in the provision for income taxes.

In the second quarter of 1994, Williams sold 3,461,500 limited partner common units in Northern Border Partners, L.P. Net proceeds from the sale were approximately $80 million and the sale resulted in a pre-tax gain of $22.7 million. As a result of the sale, Williams' original 12.25 percent interest in the Northern Border partnerships has been reduced to 3.2 percent.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 6.  Provision for income taxes

The provision (credit) for income taxes from continuing operations includes:

                                                                      (Millions)
                                              -----------------------------------------------------------
                                                Three months ended                   Nine months ended
                                                   September 30,                       September 30,
                                              ------------------------            -----------------------
                                               1995              1994              1995             1994
                                              ------            ------            ------           ------
Current:
  Federal                                      $35.4            $ 6.4              $46.3            $46.0
  State                                          5.5              1.7               15.5              5.7
                                               -----            -----              -----            -----
                                                40.9              8.1               61.8             51.7
Deferred:
  Federal                                       (6.2)            16.8               23.2             12.4
  State                                          2.0             (8.5)               (.5)             1.2
                                               -----            -----              -----            -----
                                                (4.2)             8.3               22.7             13.6
                                               -----            -----              -----            -----
Total provision                                $36.7            $16.4              $84.5            $65.3
                                               =====            =====              =====            =====


The effective income tax rate in 1995 is significantly less than the federal statutory rate due primarily to the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (See Note 5), income tax credits from coal-seam gas production and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities, partially offset by the effects of state income taxes and minority interest.

The effective income tax rate in 1994 is slightly less than the federal statutory rate due primarily to income tax credits from coal-seam gas production and a favorable prior-year state income tax adjustment, substantially offset by state income taxes related to 1994.

Cash payments for income taxes for the nine months ended September 30, 1995 and 1994, are $343 million and $81 million (before refunds of $6 million in 1994), respectively.


Note 7.  Discontinued operations

On January 5, 1995, Williams sold WilTel's network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $724 million) which is reported as income from discontinued operations. Prior period operating results for WilTel's network services operations are reported as discontinued operations. The assets and liabilities that were transferred to LDDS in the sale of the network services operations are included in net assets held for sale at December 31, 1994. Under the terms of the agreement, Williams retained Williams Telecommunications Systems, Inc., a national telecommunications equipment supplier and service company, and Vyvx, Inc., which operates a national video network specializing in broadcast television applications.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 8.  Extraordinary loss

The 1994 extraordinary loss results from early extinguishment of debt. Williams paid $295 million to redeem higher interest rate debt for an $11.1 million after-tax loss (net of $7.1 million benefit for income taxes).


Note 9.  Accrued liabilities

                                                                    (Millions)
                                                       --------------------------------------
                                                       September 30,             December 31,
                                                           1995                      1994
                                                       -------------             ------------
Income taxes payable                                     $  527.3                   $ 38.0
Employee costs                                              129.8                     51.7
Rate refunds                                                144.6                     83.8
Interest                                                     70.9                     39.9
Taxes other than income taxes                                68.8                     41.8
Other                                                       281.2                    106.2
                                                         --------                   ------
                                                         $1,222.6                   $361.4
                                                         ========                   ======

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 10.  Long-term debt

Long-term debt consists of the following amounts:

                                                                                     (Millions)
                                                                         ----------------------------------
                                                Weighted average         September 30,         December 31,
                                                 interest rate*              1995                  1994
                                                ----------------         -------------         ------------
The Williams Companies, Inc.
   Revolving credit loans                             8.8                   $   35.0              $  350.0
   Debentures, 8.875% - 10.25%,
      payable 2012, 2020 and 2021                     9.6                      511.3                 379.7
   Notes, 7.5% - 13%,
      payable through 2001                            8.9                      984.0                 363.8
   Subordinated debentures,
      9.6%, payable 2025                              9.6                       72.5                     -
   Capital lease obligations,
      11.1%, payable through 2014                    11.1                       30.7                  31.0
Northwest Pipeline
   Debentures, 9% - 10.65%,
      payable through 2022                            9.6                      284.1                 293.0
   Adjustable rate notes,
      payable through 2002                            9.0                       11.7                  13.3
Williams Natural Gas
   Variable rate notes,
      payable 1999                                    6.6                      130.0                 130.0
Transcontinental Gas Pipe Line
   Debentures, 9.125%, payable
      1998 through 2017                               9.1                      150.0                     -
   Notes, 8.125% - 9%,
      payable 1996, 1997 and 2002                     8.7                      378.0                     -
   Adjustable rate note,
      payable 2000                                    6.2                      123.9                     -
Texas Gas Transmission
   Notes, 9.625% and 8.625%,
      payable 1997 and 2004                           9.0                      252.4                     -
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                            9.3                      110.0                 120.0
Williams Energy Ventures
   Adjustable rate notes,
      payable 1996 through 2002                       8.3                       18.9                     -
Other, payable through 1999                           8.0                        7.7                  10.0
                                                                            --------              --------
                                                                             3,100.2               1,690.8
Current portion of long-term debt                                             (192.3)               (383.0)
                                                                            --------              --------
                                                                            $2,907.9              $1,307.8
                                                                            ========              ========

*At September 30, 1995.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


During first quarter 1995, Williams replaced its $600 million credit agreement, which was scheduled to terminate in December 1995, with a new $800 million agreement. Under the new credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, Williams Pipe Line and Williams Holdings of Delaware, Inc. have access to various amounts of the facility while Williams (parent) has access to all unborrowed amounts. The available amount at September 30, 1995, was $765 million. Interest rates vary with current market conditions.

During the third quarter of 1995, Williams exchanged 2.8 million shares of its $2.21 cumulative preferred stock with a carrying value of $69 million for 9.6 percent subordinated debentures with a fair value of $72.5 million. The difference in the fair value of the new securities and the carrying value of the preferred stock exchanged is recorded as a non-cash decrease in capital in excess of par value. This amount did not impact net income, but is included in preferred stock dividends on the income statement and in the computation of earnings per share.

Cash payments for interest (net of amounts capitalized) for the nine months ended September 30, 1995 and 1994, are $197 million and $118 million, respectively.


Note 11.  Contingent liabilities and commitments

Rate and regulatory matters and related litigation

Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $159 million at September 30, 1995; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see Note 9 for the amount of revenues reserved for potential refund as of September 30, 1995.

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

Contract reformations and gas purchase deficiencies

Each of the natural gas pipeline subsidiaries has undertaken the reformation of its respective gas supply contracts to settle gas purchase deficiencies, avoid future gas purchase deficiencies, reduce prices to market levels or make other appropriate modifications. As of September 30, 1995, total pending supplier take-or-pay, ratable take and minimum take claims for all of the pipeline companies were not significant.

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

The FERC initially approved a method for Northwest Pipeline to direct bill its contract-reformation costs, but when challenged on appeal, sought a remand to reassess such method. Northwest Pipeline has received an order from the FERC that requires a different allocation of such costs and has rebilled its customers accordingly. While certain customers continue to challenge the FERC methodology, Northwest Pipeline does not expect the reallocation or the challenge to result in a significant financial impact upon the company.

Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made three filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in additional costs, and provided for an offset of $3 million. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by the second filing. The third filing covered additional costs of $8 million which are similar in nature to the costs challenged for prudency in the second filing. Williams Natural Gas believes that the second and third filings will most likely be approved. As of September 30, 1995, this subsidiary had an accrual of $41 million for its then estimated remaining contract-reformation and gas supply realignment costs. It will make additional filings under the applicable FERC orders to recover such further costs as may be incurred in the future.

On September 18, 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. The settlement provides that Texas Gas will recover 100 percent of such costs up to $50 million, will share in costs incurred between $50 million and $80 million, and will absorb any such costs above $80 million. The settlement also extends Texas Gas' pricing differential mechanism to November 1, 1996, and beyond that date for contracts

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


in litigation as of that date. Through September 30, 1995, Texas Gas has paid approximately $52 million for gas supply realignment costs, primarily as a result of contract terminations, and has recorded a liability of approximately $28 million for its estimated remaining gas supply realignment costs. Texas Gas has recovered approximately $41 million in gas supply realignment costs, and in accordance with the terms of its settlement has recorded a regulatory asset of approximately $29 million for the estimated future recovery of such costs, which will be collected from customers over the next two years. Ninety percent of the cost recovery is collected through demand surcharges on Texas Gas' firm transportation rates; the remaining 10 percent is recoverable from interruptible transportation service.

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

The foregoing accruals are in accordance with Williams' accounting policies regarding the establishment of such accruals which take into consideration estimated total exposure, as discounted and risk-weighted, as well as costs and other risks associated with the difference between the time costs are incurred and the time such costs are recovered from customers. The estimated portion of such costs recoverable from customers is deferred or recorded as a regulatory asset based on an estimate of expected recovery of the amounts allowed by FERC policy. While Williams believes that these accruals are adequate and the associated regulatory assets are appropriate, costs actually incurred and amounts actually recovered from customers will depend upon the outcome of various court and FERC proceedings, the success of settlement negotiations and various other factors, not all of which are presently foreseeable.

Environmental matters

Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies underway to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. The costs of any such remediation will depend upon the scope of the remediation. At September 30, 1995, these subsidiaries had reserves totaling approximately $48 million for these costs.

Certain Williams subsidiaries, including Texas Gas and Transcontinental Gas Pipe Line, have been named as potentially responsible parties (PRP) at various Superfund waste disposal sites. Although no assurances can be given, Williams

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


does not believe that the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

In February 1995, Transcontinental Gas Pipe Line was served as a defendant in a lawsuit filed in U.S. district court in Virginia by three individuals for alleged violations of several provisions of both federal and state air and other laws and regulations. Since 1991, Transcontinental Gas Pipe Line has worked with the appropriate Virginia authorities pursuant to an agreement to resolve certain emissions issues also raised by the individuals. Transcontinental Gas Pipe Line believes the state environmental agency is in agreement with the actions proposed by Transcontinental Gas Pipe Line which will resolve the emission issues at its Virginia facilities. On October 13, 1995, the court dismissed the lawsuit but provided that the plaintiffs may amend and refile their complaint to allege a state law nuisance claim. Transcontinental Gas Pipe Line believes the amended complaint, if filed, is without merit and is prepared to vigorously defend the suit.

Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas each has identified polychlorinated biphenyl (PCB) contamination in air compressor systems, disposal pits and related properties at certain compressor station sites. Transcontinental Gas Pipe Line has responded to an informal data request and Texas Gas and Williams Natural Gas have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities by Williams Natural Gas, and Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. As of September 30, 1995, Williams Natural Gas had recorded a liability for approximately $27 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $48 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At September 30, 1995, Williams had approximately $7 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

A lawsuit was filed on May 14, 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


plaintiffs in the case sought certification of a plaintiff class. On June 28, 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. This decision is being appealed by the plaintiffs. Since June 28, 1994, seven individual lawsuits have been filed against Northwest Pipeline in U.S. district court in Colorado, making essentially the same claims. Northwest Pipeline is vigorously defending these lawsuits.

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

On October 6, 1994, the Antitrust Division of the Department of Justice issued a civil investigation demand to Williams Natural Gas concerning its provision of transportation services in Kansas and Missouri. Williams Natural Gas filed a response and has been advised that the file has been closed.

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

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas have each entered into certain settlements which may require the indemnification by Transcontinental Gas Pipe Line or Texas Gas of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. In October 1992, the U.S. Court of Appeals for the Fifth Circuit and the Louisiana Supreme Court, with respect to the same issue under Louisiana law, determined that royalties are due on take-or-pay payments under the royalty clauses of the specific mineral leases reviewed by the courts. As a result of these and related developments, Transcontinental Gas Pipe Line and Texas Gas have been named as defendants in, respectively, six and two lawsuits in which damages aggregated in excess of $133 million. On July 17, 1995, a judge in a Texas state court granted a motion by Transcontinental Gas Pipe Line for partial summary judgment, rejecting a major portion of the plaintiff's claims in one of these lawsuits. Producers may receive other demands which could result in additional claims against Transcontinental Gas Pipe Line and Texas Gas pursuant to the indemnification provisions in their respective settlements. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

On November 14, 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazleton, Pennsylvania (the Facility). Hazleton Fuel Management Company (HFMC), a subsidiary of Transco, supplies natural gas and fuel oil to the Facility. As of September 30, 1995, it had current outstanding receivables from the Partnership of approximately $19 million, for which HFMC has established a reserve of $18 million. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. On March 21, 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC. HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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


Note 12.  Subsequent event

In October 1995, a subsidiary of Williams sold 1.2 million shares of Williams common stock, classified as treasury stock in the consolidated balance sheet, for $46.2 million in cash.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 1995 vs. Third Quarter 1994

NORTHWEST PIPELINE'S revenues increased $18.7 million due primarily to the reversal of a portion of certain accrued liabilities of approximately $16 million for estimated rate refunds and from increased transportation rates put into effect in November 1994. Operating profit increased $13.2 million primarily due to higher rates and the approximate $10 million net effect of two reserve accrual adjustments. One was a $17 million favorable adjustment of
rate refund accruals based on recent rate case developments.   Partially
offsetting this was a loss accrual (included in other income--net) in connection with a lawsuit involving a former transportation customer. Although total mainline throughput increased 22 percent, operating profit was not significantly affected because of the effects of the straight-fixed-variable rate design prescribed by the Federal Energy Regulatory Commission.

WILLIAMS NATURAL GAS' revenues and costs and operating expenses decreased $40.6 million and $44.5 million, respectively, due primarily to the absence of the 1994 direct billing of purchased gas adjustments of $30 million in addition to the 1994 contract-reformation recovery of $5 million. Operating profit increased $1.6 million due primarily to $4 million in higher average firm reserved capacity and higher storage rates effective August 1, 1995, partially offset by the absence of a 1994 regulatory adjustment of $2 million.

TRANSCONTINENTAL GAS PIPE LINE owns an interstate natural gas pipeline that extends from the onshore and offshore Louisiana producing areas through the Southeast and up into much of the Eastern Seaboard, including New York City. Transcontinental Gas Pipe Line's revenues were $188 million in the third quarter of 1995, while costs and expenses were $154.1 million and operating profit was $33.9 million. Throughput was 327.9 TBtu's in the third quarter of 1995. Market-area deliveries increased 5 percent in 1995 compared to 1994. Transcontinental Gas Pipe Line placed new rates into effect September 1, 1995, subject to refund. Third quarter operating profit was reduced as compared to other quarters by the effects of its current rate structure and historical maintenance schedule. Operating profit is expected to rebound during the fourth quarter.

TEXAS GAS TRANSMISSION operates an interstate natural gas pipeline system that serves eight states in the South and Midwest. Texas Gas' revenues were $56.6 million in the third quarter of 1995, while costs and expenses were $53.1 million and operating profit was $3.5 million. Throughput was 144.7 TBtu's in the third quarter of 1995. Texas Gas placed new, higher rates into effect April 1, 1995, subject to refund. Responding to its customers' needs, Texas Gas in late 1993 implemented seasonal contract demands as a component of its FERC Order 636 rate structure. This resulted in lower operating profit during the second and third quarters, while the first and fourth quarters are expected to be considerably higher.

WILLIAMS FIELD SERVICES GROUP'S revenues increased $51.4 million due primarily to a 90 percent increase in gathering volumes, including $34 million attributable to Transco's gathering operations and an increase of $12 million from other gathering activities. Costs and operating expenses and selling, general and administrative expenses increased $42 million and $7 million, respectively, of which Transco's activities contributed $27 million and $2 million, respectively. Other income--net includes $12 million in operating profit from the net effect of two unrelated items. One was $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. This was partially offset by an $8 million loss accrual for a future minimum price natural gas purchase commitment. Operating profit increased $15.1 million primarily from the $12 million in other income-net and an almost doubling of gathering volumes, primarily a result of the Transco acquisition. Partially offsetting these increases were the effects of lower natural gas prices and reduced gas liquids volumes and margins.

WILLIAMS ENERGY SERVICES' revenues and operating costs decreased $46.4 million and $50.3 million, respectively, as the addition of Transco's gas trading activities were more than offset by $60 million related to the reporting of all natural gas trading activities on a net margin basis. Natural gas physical trading volumes were 174.9 TBtu's in 1995 compared to 40 TBtu's in 1994, primarily from the addition of Transco's gas trading operations. Operating profit increased $3.9 million, as trading activities' operating profit increased $10 million reflecting the addition of Transco's gas trading activities of $4 million and a price-risk management adjustment of $3.9 million from the initial market valuation of certain natural gas supply and sales contracts, previously excluded from trading activities. Partially offsetting the increases were reduced operating profit from refined products trading activities of $4 million, increased costs of supporting information technology and business development of $1.8 million and $1.6 million of additional costs associated with developing information products.

WILLIAMS PIPE LINE'S revenues and costs and expenses decreased $6.5 million and $15 million, respectively, primarily from a $23 million decline as a result of discontinuance of certain petroleum-product services due to adverse market conditions and a $10 million decrease in refined-product sales due to the unavailability of certain refined-product supplies. Partially offsetting were ethanol sales of $28 million from the August 1995 acquisition of Pekin Energy Company and a $5 million increase in transportation revenues. A 14 percent increase in shipments, due in part to new business development volumes, was partially offset by a slightly shorter average haul and lower average transportation rates. Operating profit increased $8.6 million primarily from $7 million higher transportation and non-transportation revenues. Williams Energy Ventures contributed approximately $1 million to operating profit during the third quarter.

WILLIAMS TELECOMMUNICATIONS SYSTEMS' revenues increased $16 million or 15 percent due primarily to growth in new systems and existing system enhancements sales. Revenue growth for the quarter also reflects the effects of the Jackson Voice Data acquisition completed in October 1994. The 14 percent increase in cost of sales of $11.4 million and the 17 percent increase in selling, general and administrative expenses of $3.3 million primarily results from the growth in revenues. Operating profit increased $1.4 million or 25 percent due primarily to increased sales activity and improved product margins.

INTEREST ACCRUED increased due primarily to the $2 billion outstanding debt assumed as a result of the Transco acquisition. Interest capitalized increased due primarily to increased capital expenditures for gathering and processing facilities. Investing income increased $5 million due primarily to higher Kern River Gas Transmission Company equity earnings, including in 1994 an unfavorable adjustment to rate refund accruals related to a rate case, combined with interest earned on the invested portion of the cash proceeds from the sale of WilTel's network services operations.

The effective income tax rates in 1995 and 1994 approximate the federal statutory rate as the effect of state income taxes is offset by income tax credits from coal-seam gas production.

On January 5, 1995, Williams sold WilTel's network services operations to LDDS Communications, Inc. for $2.5 billion in cash. Prior period operating results for WilTel's network services operations are reported as discontinued operations (see Note 7 for additional information).

Preferred stock dividends increased $4.9 million as a result of the May 1995 issuance of 2.5 million shares of Williams $3.50 preferred stock in exchange for Transco's $3.50 preferred stock (see Note 10 for additional information).


Nine Months Ended September 30, 1995 vs. Nine Months Ended September 30, 1994

NORTHWEST PIPELINE'S revenues increased $14.3 million due primarily to the reversal of a portion of certain accrued liabilities reserves of approximately $16 million associated with estimated rate refunds and increased transportation rates put into effect in November 1994, partially offset by the completion in 1994 of billing contract-reformation surcharges. Total mainline throughput increased 21 percent. Operating profit increased $9.2 million primarily due to higher rates and the approximate $11 million net effect of two reserve accrual adjustments, partially offset by $3 million of higher operations and maintenance expenses. One of the reserve accrual adjustments was favorable and related to recent rate case developments. Partially offsetting this was a loss accrual (included in other income--net) in connection with a lawsuit involving a former transportation customer.

WILLIAMS NATURAL GAS' revenues and costs and operating expenses decreased $52.8 million and $51.7 million, respectively, due primarily to the absence of the 1994 direct billing of purchased gas adjustments of $30 million in addition to the 1994 contract-reformation recovery of $12 million. Operating profit decreased $4.2 million due primarily to the absence of the 1994 regulatory adjustments of $5 million, lower 1995 average firm reserved capacity of $1 million and higher general and administrative expenses of $1 million, partially offset by $3 million higher average firm reserved capacity rates effective August 1, 1995, and higher storage revenues.

TRANSCONTINENTAL GAS PIPE LINE'S revenues were $535.6 million in the first nine months of 1995, while costs and expenses were $418 million and operating profit was $117.6 million. Throughput was 968.6 TBtu's in the first nine months of 1995 (for the period subsequent to the acquisition date). Transcontinental Gas Pipe Line put new rates into effect September 30, 1995, subject to refund. Market-area deliveries in 1995 and 1994 were approximately the same.

TEXAS GAS TRANSMISSION'S revenues were $187.1 million in the first nine months of 1995, while costs and expenses were $151.7 million and operating profit was $35.4 million. Throughput was 458.5 TBtu's in the first nine months of 1995 (for the period subsequent to the acquisition date). Texas Gas placed new, higher rates into effect April 1, 1995, subject to refund.

WILLIAMS FIELD SERVICES GROUP'S revenues increased $149.7 million due primarily to a 95 percent increase in gathering volumes, including $96 million attributable to Transco's gathering operations and an increase of $25 million from other gathering activities. Costs and operating expenses and selling, general and administrative expenses increased $117 million and $20 million, respectively, of which Transco's activities contributed $73 million and $9 million, respectively. Other income--net includes $12 million in operating profit from the net effect of two unrelated items. One was $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. This was partially offset by an $8 million accrual for a future minimum price natural gas purchase commitment. Operating profit increased $25.5 million, primarily from the $12 million in other income and an almost doubling of gathering volumes, primarily a result of Transco's gathering activities. Partially offsetting these increases were the effects of lower natural gas prices and lower gas liquids margins. Operating profit in 1994 was favorably affected by an adjustment to operating taxes of $4 million.

WILLIAMS ENERGY SERVICES' revenues and operating costs decreased $139.4 million and $164.7 million, respectively. The addition of Transco's gas trading activities is offset by $142 million related to the reporting of all natural gas trading activities on a net margin basis. Natural gas sales volumes were
525.1 TBtu's in 1995 compared to 110.4 TBtu's in 1994, primarily from the addition of Transco's gas trading operations. Operating profit increased $25.3 million. Trading activities' operating profit increased $36 million which includes the first quarter 1995 income recognition of $21 million from long-term natural gas supply contracts and the addition of Transco's gas trading activities. Also included is a price-risk management adjustment of $3.9 million from the initial market valuation of certain natural gas supply and sales contracts previously excluded from trading activities. These increases were partially offset by increased costs of supporting information technology and business development of $4 million, additional costs associated with developing information products of $3 million, and non-recurring costs associated with merging Transco's marketing operations. Included in 1994 operating profit was a $2.3 million favorable contract-reformation settlement.

WILLIAMS PIPE LINE'S revenues and costs and expenses decreased $3.5 million and $14 million, respectively, primarily from a $40 million decline as a result of discontinuance of certain petroleum-product services due to adverse market conditions and a $13 million decrease in refined-product sales due to the unavailability of certain refined-product supplies. Substantially offsetting these revenues were $28 million of revenues from the acquisition of Pekin Energy Company in August 1995 and higher transportation and non-transportation revenues of $8 million and $14 million, respectively. Shipments, while 7 percent higher than 1994, were reduced by the November 1994 Minneapolis rack fire and unfavorable weather conditions in the first half of 1995. The average transportation rate per barrel was approximately the same as 1994, while the average length of haul was slightly shorter. Operating profit increased $10.4 million primarily from increased shipments and increased demand for non-transportation services. Results in 1994 also benefitted from a $2.8 million insurance settlement.

WILLIAMS TELECOMMUNICATIONS SYSTEMS' revenues increased $88.1 million or 32 percent due primarily to new systems and existing system enhancements and acquisitions of BellSouth Communications Systems on March 31, 1994, and Jackson Voice Data completed in October 1994. The number of ports in service at September 30, 1995, has increased 18 percent as compared to September 30, 1994. The 33 percent increase in cost of sales of $68.7 million and the 20 percent increase in selling, general and administrative expenses (SG&A) of $10.7 million is due primarily to increased sales activity. The increase in SG&A is due primarily to increased revenues, although the SG&A expense to revenue percent decreased due to the leveraging of the company's existing infrastructure. Operating profit increased $8.9 million or 73 percent due primarily to the increase in sales activity from the 1994 acquisitions.

GENERAL CORPORATE EXPENSES increased due to a $4 million contribution to The Williams Companies Foundation. Interest accrued increased due primarily to the $2 billion outstanding debt assumed as a result of the Transco acquisition. Interest capitalized increased due primarily to increased expenditures for gathering and processing facilities. Investing income increased $42 million due primarily to interest earned on the invested portion of the cash proceeds from the sale of WilTel's network services operations in addition to an $11 million increase in the dividend from Texasgulf Inc. The 1995 loss on sales of investments results from the sale of the 15 percent interest in Texasgulf Inc. (see Note 5 for additional information). The 1994 gain on sales of investments results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. Other income (expense) - net in 1995 includes approximately $10 million of minority interest expense associated with the Transco merger. Other income (expense) - net in 1994 includes a credit of $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies which expired. Also included in 1994 is approximately $4 million of expense related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which related to postemployment benefits being paid to employees of companies previously sold.

The effective income tax rate in 1995 is significantly less than the federal statutory rate due primarily to the previously unrecognized tax benefits associated with the investment in Texasgulf Inc., income tax credits from coal-seam gas production and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities, partially offset by the effects of state income taxes and minority interest. The effective income tax rate in 1994 is slightly less than the federal statutory rate due primarily to income tax credits from coal-seam gas production and a favorable prior-year state income tax adjustment, substantially offset by state income taxes related to 1994.

On January 5, 1995, Williams sold WilTel's network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations. Prior period operating results for WilTel's network services operations are reported as discontinued operations (see Note 7 for additional information).

The 1994 extraordinary loss results from the early extinguishment of debt (see
Note 8 for additional information).

Preferred stock dividends increased $6 million as a result of the May 1995 issuance of 2.5 million shares of Williams $3.50 preferred stock in exchange for Transco's $3.50 preferred stock (see Note 10 for additional information).

Financial Condition and Liquidity

Liquidity

Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At September 30, 1995,

Williams had access to $765 million of liquidity representing the unborrowed portion of its $800 million bank-credit facility. This compares with liquidity of $495 million at December 31, 1994, and $375 million at September 30, 1994. The increase in 1995 is due to a $200 million increase in the capacity of the bank-credit facility (see Note 10 for additional information).

In 1995 capital expenditures (excluding acquisition of businesses) are estimated to be approximately $1 billion. During 1995, Williams expects to finance capital expenditures, investments and working-capital requirements through the use of the remaining network services operations sale proceeds, its $800 million bank-credit facility or public debt/equity offerings.

Financing Activities

The consolidated long-term debt to long-term debt-plus-equity ratio increased to 48.6 percent at September 30, 1995, from 46.5 percent at December 31, 1994. The increase is due to the assumption of Transco's outstanding debt, substantially offset by increased equity primarily from the $1 billion after-tax gain included in income from discontinued operations related to the sale of WilTel's network services operations and the issuance of common and preferred stock in the Transco merger.

Net assets held for sale at September 30, 1995, include certain Transco businesses which Williams intends to sell within one year (see Note 3 for additional information). Accrued liabilities increased due primarily to the income tax and other liabilities associated with the sale of the network services operations in addition to the acquisition of Transco. Notes payable and long-term debt due within one year decreased reflecting the repayment of these amounts with the proceeds from the sale of the network services operations. The increases in receivables, inventory, other current assets, property, plant and equipment, other noncurrent assets and deferred charges, payables, long-term debt, deferred income taxes, and other noncurrent liabilities and deferred credits primarily reflect the acquisition of Transco. In addition, the increase in receivables was partially offset by a $31 million increase in the level of receivables sold.

Other

On January 18, 1995, Williams acquired 60 percent of Transco's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco's outstanding common stock on May 1, 1995, through a merger which exchanged the remaining Transco common stock for approximately 10.4 million shares of Williams common stock. The cash portion of the acquisition was financed from the proceeds of the WilTel network services sale (see Note 7 for additional information). The purchase price including transaction fees and other related costs is approximately $800 million, excluding $2.3 billion in preferred stock and debt obligations of Transco. In connection with the acquisition, Williams made payments to retire and/or terminate approximately $700 million in Transco borrowings, preferred stock, interest-rate swaps and sale of receivable facilities. As a part of the merger, Williams exchanged Transco's outstanding $3.50 preferred stock for Williams $3.50 preferred stock (see Note 3 for additional information).

On September 1, 1995, Williams exchanged 2.8 million shares of its $2.21 cumulative preferred stock with a carrying value of $69 million for 9.6 percent subordinated debentures with a fair value of $72.5 million (see Note 10 for additional information).

Williams Field Services continues to pursue development of a commercial underground coal-gasification venture in south-central Wyoming. Design and construction costs of a demonstration project capitalized to date are approximately $30 million. The future viability of this venture will be determined after completion and analysis of development activities currently in process.

Subsequent Events

In October 1995, a subsidiary of Williams sold 1.2 million shares of Williams common stock, classified as treasury stock in the consolidated balance sheet, for $46.2 million in cash.

                          PART II.  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (a)   The exhibits listed below are filed as part of this report:

                     Exhibit 11a--Computation of Earnings Per Common and Common-
                                  Equivalent Share for the three months ended
                                  September 30, 1995 and 1994

                     Exhibit 11b--Computation of Earnings Per Common and
                                  Common-Equivalent Share for the nine months ended September 30, 1995 and 1994

                     Exhibit 12 --Computation of Ratio of Earnings to Combined
                                  Fixed Charges and Preferred Stock Dividend
                                  Requirements

                     Exhibit 27 --Financial Data Schedule

              (b) During the third quarter of 1995, the Company did not file a Form 8-K.

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



                                        THE WILLIAMS COMPANIES, INC.
                                        ---------------------------------------
                                        (Registrant)



                                        Gary R. Belitz
                                        ---------------------------------------

                                        Gary R. Belitz
                                        Controller
                                        (Duly Authorized Officer and
                                          Chief Accounting Officer)

November 13, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

Exhibit 11a--Computation of Earnings Per Common and Common-
             Equivalent Share for the three months ended
             September 30, 1995 and 1994

Exhibit 11b--Computation of Earnings Per Common and Common-
             Equivalent Share for the nine months ended
             September 30, 1995 and 1994

Exhibit 12 --Computation of Ratio of Earnings to Combined
             Fixed Charges and Preferred Stock Dividend
             Requirements

Exhibit 27 --Financial Data Schedule

