Form 10-K
period 1995-12-31
WILLIAMS COMPANIES INC
filed 1996-03-27
CIK 107263

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

(MARK ONE)
  /X/                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                              OR
  / /                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM            TO

                           COMMISSION FILE NUMBER: 1-4174

                          THE WILLIAMS COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       73-0569878
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

            ONE WILLIAMS CENTER
              TULSA, OKLAHOMA                                      74172
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

                         Registrant's Telephone Number:
                                 (918) 588-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                               WHICH REGISTERED
--------------------------------------------    --------------------------------------------
       Common Stock, $1.00 par value                  New York Stock Exchange and the
      Preferred Stock Purchase Rights                      Pacific Stock Exchange
     $2.21 Cumulative Preferred Stock,                    New York Stock Exchange
              $1.00 par value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's voting stock held by nonaffiliates as of the close of business on March 22, 1996, was approximately $5.1 billion.

     The number of shares of the registrant's Common Stock outstanding at March 22, 1996, was 104,651,013, excluding 2,280,246 shares held by the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 1996 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS

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

     On January 5, 1995, the Company sold the network services operations of Williams Telecommunications Group, Inc., its telecommunications subsidiary, to LDDS Communications, Inc. for $2.5 billion in cash, (the "WNS Sale"). The Company retained Williams Telecommunications Systems, Inc., a telecommunications equipment supplier and service company, and Vyvx, Inc., which operates a video network specializing in broadcast television applications. The Company has reported the network services operations as discontinued operations for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements. The Company used the proceeds from the WNS Sale to pay off short-term credit facilities, fund the acquisition of Transco Energy Company discussed below, finance its ongoing capital program and for other uses.

     On December 12, 1994, the Company entered into a merger agreement with Transco Energy Company. Under the agreement, the Company acquired approximately 60 percent of Transco Energy Company's common stock through a cash tender offer completed in January 1995. On April 28, 1995, the Transco Energy Company stockholders approved an agreement and plan of merger whereby Transco Energy Company became a wholly owned subsidiary of the Company effective May 1, 1995. Total value of the transaction was more than $3 billion, including cash, stock and the assumption of Transco Energy Company debt. As of May 1, 1995, the Company caused Transco Energy Company to declare and pay as dividends to the Company all of Transco Energy Company's interest in Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation. In addition, the Company continued Transco Energy Company's program of disposing of noncore assets. See Note 2 of Notes to Consolidated Financial Statements.

     On January 16, 1996, the Company acquired a 49.9 percent interest from its partner in Kern River Gas Transmission Company giving the Company 99.9 percent ownership of this natural gas pipeline system. The purchase price was $205 million. See Note 5 of Notes to Consolidated Financial Statements.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company, through subsidiaries, is engaged in the transportation and sale of natural gas and related activities, natural gas gathering, processing and production activities, the transportation of petroleum products, natural gas trading, natural gas liquids marketing and provides a variety of other products and services to the energy industry and financial institutions. The Company also is engaged in the telecommunications business. In 1995, the Company's subsidiaries owned and operated: (i) four interstate natural gas pipeline systems and had a 50 percent interest in a fifth; (ii) a common carrier crude and petroleum products pipeline system; and (iii) natural gas gathering and processing facilities and production properties. The Company also trades natural gas and markets natural gas liquids. The Company's telecommunications subsidiaries offer data, voice and video-related products and services and customer premises equipment nationwide. The Company also has investments in the equity of certain other companies. See Note 5 of Notes to Consolidated Financial Statements.

     Substantially all operations of Williams are conducted through subsidiaries. Williams performs management, legal, financial, tax, consultative, administrative and other services for its subsidiaries. Williams' principal sources of cash are from dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered by its staff and interest payments from subsidiaries on cash advances. The amount of dividends available to Williams from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements. The terms of certain subsidiaries' borrowing arrangements limit the transfer of funds to the Company. See Note 13 of Notes to Consolidated Financial Statements.

     To achieve organizational and operating efficiencies, the Company's interstate natural gas pipelines are grouped together and are referred to internally as the interstate natural gas systems. All other operating companies are owned directly by Williams Holdings of Delaware, Inc., a wholly-owned subsidiary of the Company. Item 1 of this report is formatted to reflect this structure.

                    WILLIAMS INTERSTATE NATURAL GAS SYSTEMS

     The Company's interstate natural gas pipeline group owns and operates a combined total of approximately 28,000 miles of pipelines with a total annual throughput of approximately 3,500 TBtu* of natural gas and peak-day delivery capacity of approximately 15 Bcf of natural gas. The interstate natural gas pipeline group consists of Transcontinental Gas Pipe Line Corporation, Northwest Pipeline Corporation, Texas Gas Transmission Corporation, Kern River Gas Transmission Company and Williams Natural Gas Company, owners and operators of interstate natural gas pipeline systems. As previously noted, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation were acquired by the Company in 1995. For the accounting treatment of the acquisition, see
Note 2 of Notes to Consolidated Financial Statements. Also as noted above, the Company acquired an additional 49.9 percent interest in Kern River Gas Transmission Company in January 1996. The results of operations included herein only reflect the Company's previously-owned 50 percent ownership interest in Kern River.

     The interstate natural gas pipeline group's transmission and storage activities are subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 ("Natural Gas Act") and under the Natural Gas Policy Act of 1978 ("NGPA"), and, as such, their rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities, and accounting, among other things, are subject to regulation. Each pipeline holds certificates of public convenience and necessity issued by FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the Natural Gas Act. Each pipeline is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate gas transmission facilities.

     There follows a business description of each company in the interstate natural gas pipeline group. The discussion of certain items required to be disclosed by Form 10-K are reported in generic form following the individual company business descriptions.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (TRANSCO)

     Transco is an interstate natural gas transmission company which owns and operates a natural gas pipeline system extending from Texas, Louisiana, Mississippi and the offshore Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the

---------------

  * The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units.

New York City metropolitan area. The system serves customers in Texas and the eleven southeast and Atlantic seaboard states mentioned above, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania. Effective May 1, 1995, the operation of certain production area facilities were transferred to Williams Field Services Group, Inc., an affiliated company.

  Pipeline System and Customers

     At December 31, 1995, Transco's system had a mainline delivery capacity of approximately 3.7 Bcf of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.7 Bcf of gas per day for a system-wide delivery capacity total of approximately 6.4 Bcf of gas per day. Excluding the production area facilities operated by Williams Field Services Group, Inc., Transco's system is composed of approximately 7,300 miles of mainline and branch transmission pipelines, 37 compressor stations and six storage locations. Compression facilities at a sea level rated capacity total approximately 1.2 million horsepower.

     Transco's major gas transportation customers are public utilities and municipalities that provide residential service to approximately 35 million people and serve numerous commercial and industrial users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. Transco's largest customer in 1995 accounted for approximately 14 percent of Transco's total operating revenues. No other customer accounted for more than 10 percent of total operating revenues. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under agreements that are generally short term.

     Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields and a liquefied natural gas (LNG) storage facility. The total storage capacity available to Transco and its customers from such storage fields and LNG facility is approximately 219 Bcf of gas. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

  Major Expansion Projects

     In August 1995, Transco announced its SeaBoard 97 Expansion Project. The project is expected to provide an additional 115 MMcf of gas per day of firm transportation capacity from points of receipt on Transco's Leidy Line to Transco's northeastern market area by the 1997-1998 winter heating season. To render this service, Transco will construct compression and pipeline looping facilities at an estimated cost of $115 million. Transco plans to file in mid-1996 for FERC approval of the project.

     In October 1995, Transco filed for FERC approval of the SunBelt Expansion Project. The project will provide additional firm transportation capacity to markets in Georgia, South Carolina and North Carolina. The SunBelt Expansion Project will provide a total of 146 MMcf of gas per day of firm transportation capacity to existing and new Transco customers by the 1997-1998 winter heating season. Transco's FERC application estimates the cost of the expansion to be approximately $85 million.

     In November 1995, Transco announced the filing for FERC approval of the Pine Needle LNG storage project. The facility is to be constructed and owned by Transco and several of its major customers and will be located near Transco's mainline system in Guilford, North Carolina. The project will have 4 Bcf of storage capacity and 400 MMcf of gas per day of withdrawal capacity. Transco will operate the facility and have a 35 percent ownership interest. The project is expected to be in service by the second quarter of 1999. The FERC application estimates the cost of the project to be $107 million.

     In December 1995, Transco and several major customers announced the Cardinal Pipeline System project. The project involves the acquisition of an existing 37-mile pipeline in North Carolina and construction of a 65-mile pipeline extension. Construction of the pipeline extension is expected to be completed by the end of 1999. Transco will operate the expanded pipeline system and have a 45 percent ownership interest. Total costs of the acquisition and extension are expected to be $97 million.

     Transco's 1994 Southeast Expansion Project was completed and placed into service in November 1994, and provides 35 MMcf of gas per day of additional firm transportation capacity to Transco's customers in the southeast. Phase I of Transco's 1995/1996 Southeast Expansion Project was completed and placed into service in December 1995, and provides 115 MMcf of gas per day of additional firm transportation capacity to Transco's customers in the Southeast. Phase II of such expansion will add an additional 55 MMcf of gas per day for the 1996-1997 winter heating season. Transco invested $63 million in these projects in 1995 and expects to invest approximately $21 million in these projects in 1996.

  Operating Statistics

     The following table summarizes transportation data for the periods indicated, including periods during which the Company did not own Transco:

                                                                 1995      1994      1993
                                                                -------   -------   -------
    System Deliveries (TBtu)
      Market-area deliveries:
         Long-haul transportation.............................    858.4     805.1     852.0
         Market-area transportation...........................    467.3     453.6     387.4
                                                                -------   -------   -------
              Total market-area deliveries....................  1,325.7   1,258.7   1,239.4
      Production-area transportation..........................    165.9     185.9     177.5
                                                                -------   -------   -------
      Total system deliveries.................................  1,491.6   1,444.6   1,416.9
                                                                =======   =======   =======
    Average Daily Transportation Volumes (TBtu)...............      4.1       4.0       3.9
    Average Daily Firm Reserved Capacity (TBtu)...............      5.2       4.9       4.8

     Transco has expressed concerns to FERC that inconsistent treatment of Transco and its competitor pipelines with regard to rate design and cost allocation issues in production areas may result in rates which could make Transco less competitive, both in terms of production-area and long-haul transportation. On July 19, 1995, an administrative law judge (ALJ) issued an initial decision finding that Transco's proposed production area rate design, and its existing use of a system-wide cost of service and allocation of firm capacity in production areas are unjust and unreasonable. The ALJ recommended that Transco divide its costs between its production area and market area and permit its customers to renominate their firm entitlements. The ALJ's decision is subject to review by FERC. Should FERC issue an order consistent with the ALJ's recommendations, such order would have prospective effect only.

NORTHWEST PIPELINE CORPORATION (NORTHWEST PIPELINE)

     Northwest Pipeline is an interstate natural gas transmission company which owns and operates a pipeline system for the mainline transmission of natural gas extending from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. Northwest Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington, directly or indirectly through interconnections with other pipelines.

  Pipeline System and Customers

     At December 31, 1995, Northwest Pipeline's system, having an aggregate mainline deliverability of approximately 2.6 Bcf of gas per day was composed of approximately 3,900 miles of mainline and branch transmission pipelines and 43 mainline compressor stations with a combined capacity of approximately 306,000 horsepower.

     In 1995, Northwest Pipeline transported natural gas for a total of 127 customers. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The three largest customers of Northwest Pipeline in 1995 accounted for approximately 18.5 percent, 12.2 percent and 10.2 percent, respectively, of total operating revenues. No other customer accounted for more than 10 percent of total operating revenues. Northwest Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Northwest Pipeline's business. Additionally, Northwest Pipeline offers interruptible transportation service under agreements that are generally short term. Northwest Pipeline's transportation services represented 100 percent of its total throughput in 1995.

     Northwest Pipeline completed mainline expansion projects that were placed into service on December 1, 1995. These expansion projects increased system capacity by an additional 144 MMcf of gas per day and added 14,820 horsepower of new compression and 44 miles of pipeline loop line to Northwest Pipeline's system.

     As a part of its transportation services, Northwest Pipeline utilizes underground storage facilities in Utah and Washington enabling it to balance daily receipts and deliveries. Northwest Pipeline also owns and operates a liquefied natural gas storage plant in Washington which provides a needle-peaking service for the system. These storage facilities have an aggregate delivery capacity of approximately 973 MMcf of gas per day.

  Operating Statistics

     The following table summarizes gas sales and transportation data for the periods indicated:

                                                                      1995     1994     1993
                                                                      ----     ----     ----
    Gas Volumes (TBtu):
      Gas sales.....................................................   --       --       18
      Transportation................................................  826      679      606
                                                                      ---      ---      ---
              Total throughput......................................  826      679      624
                                                                      ===      ===      ===
    Average Daily Transportation Volumes (TBtu).....................  2.3      1.9      1.7
    Average Daily Firm Reserved Capacity (TBtu).....................  2.4      2.4       --

TEXAS GAS TRANSMISSION CORPORATION (TXG)

     TXG is an interstate natural gas transmission company which owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in east Texas and running generally north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. TXG's direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee, Louisville, Kentucky, Cincinnati and Dayton, Ohio, and Indianapolis, Indiana, metropolitan areas. TXG also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

  Pipeline System and Customers

     At December 31, 1995, TXG's system, having a mainline delivery capacity of approximately 2.7 Bcf of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission pipelines and 32 compressor stations having a sea level rated capacity totaling approximately 548,000 horsepower.

     In 1995, TXG transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and to customers in the Northeast served indirectly by TXG. Gas was transported for 130 distribution companies and municipalities for resale to residential, commercial and industrial users. Transportation services were provided to approximately 200 industrial customers and processing plants located along the system. At December 31, 1995, TXG had transportation contracts with approximately 625 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. The largest customer of TXG in 1995 accounted for approximately 11 percent of total operating revenues. No other customer accounted for more than 10 percent of total operating revenues. TXG's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of TXG's business. Additionally, TXG offers interruptible transportation services under agreements that are generally short-term.

     TXG owns and operates natural gas storage reservoirs in ten underground storage fields located on or near its pipeline system and/or market areas. The storage capacity of TXG's certificated storage fields is approximately 177 Bcf of gas. TXG's storage gas is used in part to meet operational balancing needs on its system, and in part to meet the requirements of TXG's "no-notice" transportation service, which allows TXG's customers to temporarily draw from TXG's storage gas to be repaid in-kind during the following summer season. A large portion of the gas delivered by TXG to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

  Operating Statistics

     The following table summarizes total system delivery data, which excludes unbundled sales, for the periods indicated, including periods during which the Company did not own TXG:

                                                                  1995      1994      1993
                                                                  -----     -----     -----
    System deliveries (TBtu):
      Sales.....................................................     --        --      52.8
      Long-haul transportation..................................  635.7     618.8     534.0
                                                                  -----     -----     -----
              Total mainline deliveries.........................  635.7     618.8     586.8
      Short-haul transportation.................................   57.6     188.6     214.0
                                                                  -----     -----     -----
      Total system deliveries...................................  693.3     807.4     800.8
                                                                  =====     =====     =====
    Average Daily Transportation Volumes (TBtu).................    1.9       2.2       2.0
    Average Daily Firm Reserved Capacity (TBtu).................    2.0       2.1       2.0

KERN RIVER GAS TRANSMISSION COMPANY (KERN RIVER)

     Kern River is an interstate natural gas transmission company which owns and operates a natural gas pipeline system extending from Wyoming through Utah and Nevada to California. In 1995, Kern River was jointly owned and operated by Williams Western Pipeline Company, a subsidiary of the Company, and a subsidiary of an unaffiliated company. As previously indicated, the Company acquired an additional 49.9 percent interest in Kern River in January 1996. See Note 5 of Notes to Consolidated Financial Statements. The transmission system, which commenced operations in February 1992 following completion of construction, delivers natural gas primarily to the enhanced oil recovery fields in southern California. The system also transports natural gas for utilities, municipalities and industries in California, Nevada and Utah.

  Pipeline System and Customers

     As of December 31, 1995, Kern River's pipeline system was composed of 707 miles of pipeline and three mainline compressor stations having an aggregate mainline delivery capacity of 700 MMcf of gas per day. The pipeline system interconnects with the pipeline facilities of another pipeline company at Daggett, California. From the point of interconnection, Kern River and the other pipeline company have a common 219-mile pipeline which is owned 63.6 percent by Kern River and 36.4 percent by the other pipeline company, as tenants in common, and is designed to accommodate the combined throughput of both systems. This common facility has a capacity of 1.1 Bcf of gas per day.

     Gas is transported for others under firm long-term transportation contracts totaling 682 MMcf of gas per day. In 1995, Kern River transported natural gas for customers in California, Nevada and Utah. Gas was transported for five customers in Kern County, California, for reinjection as a part of enhanced oil recovery operations and for 28 local distribution customers, electric utilities, cogeneration projects and commercial and other industrial customers. The five largest customers of Kern River in 1995 accounted for approximately 14 percent, 14 percent, 12 percent, 12 percent and 10 percent, respectively, of operating revenues. Three of these customers serve the enhanced oil recovery fields. No other customer accounted for more than 10 percent of operating revenues in 1995.

     During 1995, a seasonal firm transportation contract was executed to deliver natural gas into the Las Vegas, Nevada, market area during the winter months. Deliveries of 10 MMcf of gas per day will be initiated in December 1997 and will escalate to 40 MMcf of gas per day on a seasonal basis in 1999.

  Operating Statistics

     The following table summarizes transportation data for the periods indicated:

                                                                      1995     1994     1993
                                                                      ----     ----     ----
    Transportation Volumes (TBtu)...................................  286      278      272
    Average Daily Transportation Volumes (TBtu).....................  .78      .76      .75
    Average Daily Firm Reserved Capacity (TBtu).....................  .72      .74      .74

WILLIAMS NATURAL GAS COMPANY (WILLIAMS NATURAL GAS)

     Williams Natural Gas is an interstate natural gas transmission company which owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. The system serves customers in seven states, including major metropolitan areas of Kansas and Missouri, its chief market areas.

  Pipeline System and Customers

     At December 31, 1995, Williams Natural Gas' system, having a mainline delivery capacity of approximately 2.2 Bcf of gas per day, was composed of approximately 6,300 miles of mainline and branch transmission and storage pipelines and 41 compressor stations having a sea level rated capacity totaling approximately 240,000 horsepower.

     In 1995, Williams Natural Gas transported gas to customers in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. Gas was transported for 77 distribution companies and municipalities for resale to residential, commercial and industrial users in approximately 530 cities and towns. Transportation services were provided to approximately 350 industrial customers, federal and state institutions and agricultural processing plants located principally in Kansas, Missouri and Oklahoma. At December 31, 1995, Williams Natural Gas had transportation contracts with approximately 203 shippers. Transportation shippers included distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers.

     In 1995, approximately 35 percent and 33 percent, respectively, of total operating revenues were generated from gas transportation services to Williams Natural Gas' two largest customers, Western Resources, Inc. and Missouri Gas Energy Company. Western Resources sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Missouri Gas Energy sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. No other customer accounted for more than 10 percent of operating revenues during 1995.

     A significant portion of the transportation services provided to Western Resources is pursuant to a twenty-year transportation service agreement. After the initial two-year period ending in November 1996, the contract allows Western Resources, on twelve months prior notice, to reduce contracted capacity if Williams Natural Gas does not meet the terms of a competing offer from another natural gas pipeline to serve such capacity. Transportation services are provided to Missouri Gas Energy under contracts primarily varying in terms from two to five years. These contracts do not have "competitive out" provisions as described in connection with the Western Resources' contract. During 1995, these two customers entered into contracts with a competitor as part of a litigation settlement. The Western Resources contracts are subject to state regulatory approval and hearings before the Kansas Corporation Commission (KCC) which were conducted in September 1995. A decision on whether to approve the contracts has been stayed by the KCC in light of an October 1995 FERC ruling asserting federal jurisdiction over the competitor. The competitor has appealed the FERC decision, as well as the authority of the KCC to stay the contracts approval proceeding. While the

Missouri Gas Energy contracts with this competitor are not subject to Missouri Public Service Commission approval, the exercise of FERC jurisdiction over the project could cause the cancellation of the proposed pipeline project that supports the contracts. Up to 25 percent of the firm capacity now transported by Williams Natural Gas into the Kansas City market could be at risk if the pipeline contemplated by the contracts is built. If FERC's decision to exercise jurisdiction over the competing pipeline is upheld, the competitor will be required to formulate rate structures under the same rules as Williams Natural Gas and other interstate competitors.

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

  Operating Statistics

     The following table summarizes gas sales and transportation data for the periods indicated:

                                                                         1995   1994   1993
                                                                         ----   ----   ----
    Volumes (TBtu):
      Resale sales.....................................................    --     --     50
      Direct and gas processing plant sales............................    --     --      1
      Transportation...................................................   334    346    344
                                                                          ---    ---    ---
              Total throughput.........................................   334    346    395
                                                                          ===    ===    ===
    Average Daily Transportation Volumes (TBtu)........................    .9     .9     .9
    Average Daily Firm Reserved Capacity (TBtu)........................   2.0    2.0     --

     Certain of Williams Natural Gas' gathering and processing activities have been or will be transferred to third parties, including subsidiaries of Williams Field Services Group, Inc., an affiliated company, as discussed elsewhere herein. Applications for orders permitting and approving abandonment of certain natural gas facilities have been filed with FERC and final approval has been granted by FERC on three of these filings. Preliminary approval on all other systems has been granted by FERC.

REGULATORY MATTERS

     In 1992, FERC issued Order 636 which required interstate pipelines to restructure their tariffs to eliminate traditional on-system sales services. In addition, the Order required implementation of various changes in forms of service, including unbundling of gathering, transmission and storage services; terms and conditions of service; rate design; gas supply realignment cost recovery; and other major rate and tariff revisions. Williams Natural Gas implemented its restructuring on October 1, 1993, and Transco, Northwest Pipeline and TXG implemented their restructurings on November 1, 1993. Certain aspects of each pipeline company's Order 636 restructuring are under appeal.

     Each interstate natural gas pipeline has various regulatory proceedings pending. Rates are established primarily through FERC's ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation rates, (2) allowed rate of return, including the equity component of the capital structure, and (3) volume throughput assumptions. The allowed rate of return is determined by FERC in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of such proceedings, a portion of the revenues of these pipelines may have been collected subject to refund. See Note 12 of Notes to Consolidated Financial Statements for the amount of revenues reserved for potential refund as of December 31, 1995.

     Each interstate natural gas pipeline, with the exception of Kern River, has undertaken the reformation of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable-take or minimum-take claims. For information on outstanding issues with respect to contract reformation, gas purchase deficiencies and related regulatory issues, see Note 17 of Notes to Consolidated Financial Statements.

COMPETITION

     Competition for natural gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines, customers' desire to have more than one supplier and regulatory developments. FERC's stated purpose for implementing Order 636 was to improve the competitive structure of the natural gas pipeline industry. Future utilization of pipeline capacity will depend on competition from other pipelines and alternative fuels, the general level of natural gas demand and weather conditions. Electricity and distillate fuel oil are primary competitive forms of energy for residential and commercial markets. Coal and residual fuel oil compete for industrial and electric generation markets. Nuclear power and power purchased from grid arrangements among electric utilities also compete with gas-fired power generation in certain markets.

     As mentioned, when restructured tariffs became effective under Order 636, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt to reduce firm capacity under contract in favor of alternative sources of transmission and related services. This issue, known as "capacity turnback" in the industry, is forcing the pipelines to evaluate the consequences of major demand reductions on system utilization and cost structure to remaining customers.

     The Company is aware that several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level under Order 636. Such activity, frequently referred to as "LDC unbundling," has been most pronounced in the states of New York, New Jersey and Pennsylvania. In New York and New Jersey, regulations regarding "LDC unbundling" were enacted during the past year, and Pennsylvania is expected to act on an "LDC unbundling" program in 1996. It is expected that these regulations will encourage greater competition in the natural gas marketplace.

OWNERSHIP OF PROPERTY

     The facilities of each interstate natural gas pipeline are generally owned in fee. However, a substantial portion of each pipeline's facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. The storage facilities are either owned or contracted under long-term leases or easements.

ENVIRONMENTAL MATTERS

     Each interstate natural gas pipeline is subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that, with respect to any capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations, FERC would grant the requisite rate relief so that, for the most part, such expenditures would be recoverable in rates. For this reason, management believes that compliance with applicable environmental requirements by the interstate pipelines is not likely to have a material effect upon the Company's earnings or competitive position.

     For a discussion of specific environmental issues involving the interstate pipelines, including estimated cleanup costs associated with certain pipeline activities, see "Environmental" under Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 of Notes to Consolidated Financial Statements.

            WILLIAMS HOLDINGS OF DELAWARE, INC. (WILLIAMS HOLDINGS)

     In 1994, the Company established Williams Holdings to be a holding company for its assets other than its interstate natural gas pipelines and related assets. Virtually all of Williams Holdings' assets have been transferred to it by the Company since January 1, 1995, and were previously operated by subsidiaries of the Company.

     Williams Holdings owns all of the capital stock of four entities in the energy industry and two entities in the telecommunications industry. Williams Holdings' energy subsidiaries are engaged in natural gas gathering, processing and production, the transportation of crude oil and petroleum products, natural gas trading activities, natural gas liquids marketing and provide a variety of other products and services to the energy industry. Williams Holdings' telecommunications subsidiaries offer data, voice and video-related products and services and customer premise equipment nationwide. Williams Holdings also has certain other equity investments. See Note 5 of Notes to Consolidated Financial Statements.

WILLIAMS FIELD SERVICES GROUP, INC. (WILLIAMS FIELD SERVICES)

     Williams Field Services, through subsidiaries, owns and/or operates both regulated and nonregulated natural gas gathering and processing facilities and owns and operates natural gas leasehold properties. In 1995 and 1994, gathering and processing activities represented 98 percent and 89 percent, respectively, of Williams Field Services' operating profit. Natural gas production represented the balance.

     In 1995, Williams Field Services completed an expansion of its Manzanares coal seam gas gathering systems in northwestern New Mexico increasing capacity of the systems to over 1 Bcf of gas per day. A plant expansion in the Wamsutter field of south-central Wyoming completed in the fourth quarter of 1995 increased capacity of this field to 240 MMcf of gas per day. Also in 1995, Williams Field Services completed the construction of a 75 MMcf of gas per day processing plant in the Oklahoma Panhandle.

     Effective May 1, 1995, the Company transferred to Williams Field Services the operation of certain production area transmission assets and certain gathering and processing assets which the Company had acquired as of such date from Transco Energy Company. The production area transmission assets consist of approximately 3,500 miles of pipeline located in gas producing areas offshore and onshore in Texas and Louisiana which are currently owned by Transco and classified by FERC as interstate transmission lines. The gathering assets consist of nonjurisdictional and intrastate gas gathering lines located offshore and onshore in Texas. Such facilities consist of approximately 28 miles of gathering pipelines. The processing assets consist of two natural gas processing facilities. The first is a 50 percent joint ownership interest in a processing facility with a 500 MMcf per day capacity located in southwestern Louisiana and the second is a 50 percent partnership interest in a 60 MMcf per day cryogenic extraction facility located in south Texas.

     In June 1995, Williams Field Services acquired the natural gas gathering and processing assets of Public Service Company of New Mexico located in the San Juan and Permian basins of New Mexico for $154 million. Williams Field Services immediately thereafter sold the southeastern New Mexico portion of the acquired assets for $14.2 million. The assets retained consist of approximately 1,400 miles of gathering pipelines and three gas processing plants which have an aggregate daily inlet capacity of 300 MMcf of gas.

     Williams Field Services' first nonregulated merchant power plant is scheduled to begin operation in New Mexico in 1996. The $53 million 62-megawatt facility, powered by coal-seam gas, will produce electricity, which will be sold under a long-term contract. Other areas on Williams Field Services' system hold the potential for similar cogeneration investments.

  Gathering and Processing

     Williams Field Services, through subsidiaries, owns and operates natural gas gathering and processing facilities located in the San Juan Basin in northwestern New Mexico and southwestern Colorado, southwest Wyoming, the Rocky Mountains of Utah and Colorado, northwest Oklahoma, Louisiana and also in areas offshore and onshore in Texas. Williams Field Services, through subsidiaries, also operates natural gas gathering and processing facilities located in the Texas Panhandle and the Hugoton Basin in northwest

Oklahoma and southwest Kansas, which are owned by Williams Natural Gas, an affiliated company, and operates natural gas gathering and processing facilities located both onshore and offshore in Texas and Louisiana, which are owned by Transco, an affiliated company. The facilities operated for affiliates are the subject of applications for orders permitting abandonment so the facilities can be transferred to Williams Field Services. Gathering services provided include the gathering of gas and treating of coal seam gas.

     Customers and Operations. Facilities owned and operated by Williams Field Services consist of approximately 12,000 miles of gathering pipelines, 11 gas treating plants and 14 gas processing plants (five of which are partially owned) which have an aggregate daily inlet capacity of 6.7 Bcf of gas. Gathering and processing customers have direct access to interstate pipelines, including affiliated pipelines, which provide access to multiple markets.

     During 1995, Williams Field Services gathered natural gas for 286 customers. The largest gathering customer accounted for approximately 18 percent of total gathered volumes. During 1995, natural gas was processed for a total of 108 customers. The three largest customers accounted for approximately 26 percent, 12 percent and 11 percent, respectively, of total processed volumes. No other customer accounted for more than 10 percent of gathered or processed volumes. Williams Field Services' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Williams Field Services.

     Liquids extracted at the processing plants are ethane, propane, butane and natural gasoline. During 1995, liquid products were sold to a total of 52 customers under short-term contracts. The four largest customers accounted for approximately 32 percent, 18 percent, 16 percent and 15 percent, respectively, of total liquid products volumes sold. No other customer accounted for more than 10 percent of volumes sold.

     Operating Statistics. The following table summarizes gathering, processing and natural gas liquid volumes for the periods indicated. The information includes operations attributed to facilities owned by affiliated entities but operated by Williams Field Services:

                                                                     1995      1994     1993
                                                                     -----     ----     ----
    Gas volumes (TBtu, except where noted):
      Gathering....................................................  1,806     895      789
      Processing...................................................    406     392      323
      Natural gas liquid sales (millions of gallons)...............    298     281      295

  Production

     Williams Field Services, through a subsidiary, owns and operates producing gas leasehold properties in Colorado, Louisiana, New Mexico, Utah and Wyoming.

     Gas Reserves. As of December 31, 1995, 1994 and 1993, Williams Field Services had proved developed natural gas reserves of 292 Bcf, 269 Bcf and 229 Bcf, respectively, and proved undeveloped reserves of 222 Bcf, 220 Bcf and 319 Bcf, respectively. Of Williams Field Services' total proved reserves, 96 percent are located in the San Juan Basin of Colorado and New Mexico. As discussed below, Williams Field Services conveyed gas reserves to the Williams Coal Seam Gas Royalty Trust in 1993. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. As of December 31, 1995, the gross and net developed leasehold acres owned by Williams Field Services totaled 261,973 and 107,046, respectively, and the gross and net undeveloped acres owned were 152,977 and 44,296, respectively. As of such date, Williams Field Services owned interests in 2,795 gross producing wells (496 net) on its leasehold lands. The following table summarizes drilling activity for the periods indicated:

                                                                              DEVELOPMENT
                                                                            ---------------
    COMPLETED                                                               GROSS      NET
      DURING                                                                WELLS     WELLS
   -----------                                                              -----     -----
     1995.................................................................    61        22
     1994.................................................................    66        19
     1993.................................................................    39         5

     The majority of Williams Field Services' gas production is currently being sold in the spot market at market prices. Total net production sold during 1995, 1994 and 1993 was 25.9 TBtu, 22.6 TBtu and 16.3 TBtu, respectively. The average production costs per MMBtu of gas produced were $.14, $.14 and $.17 in 1995, 1994 and 1993, respectively. The average sales price per MMBtu was $.88, $1.21 and $1.44, respectively, for the same periods.

     In 1993, Williams Field Services conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Trust Units were subsequently sold to the public by Williams in an underwritten public offering. The Company holds 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Proved developed coal seam gas reserves at December 31, 1995, attributed to the properties conveyed were 163 Bcf. Production information reported herein includes Williams Field Services' interest in such Units.

  Regulatory Matters

     Historically, an issue has existed as to whether FERC has authority under the Natural Gas Act to regulate gathering and processing prices and services. During 1994, after reviewing its legal authority in a Public Comment Proceeding, FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by interstate pipelines, pipeline affiliated gathering and processing companies are outside its authority under the Natural Gas Act. Orders issued in 1994 which implement FERC's conclusion that it lacks jurisdiction have been appealed to the United States Court of Appeals for the District of Columbia Circuit. Williams Field Services cannot predict the ultimate outcome of these proceedings.

     As a result of these FERC decisions, several of the individual states in which Williams Field Services operates may consider whether to impose regulatory requirements on gathering companies. No state currently regulates Williams Field Services' gathering or processing rates or services.

  Competition

     Williams Field Services competes for gathering and processing business with interstate and intrastate pipelines, producers and independent gatherers and processors. Numerous factors impact any given customer's choice of a gathering or processing services provider, including rate, term, timeliness of well connections, pressure obligations and the willingness of the provider to process for either a fee or for liquids taken in-kind.

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

  Environmental Matters

     Williams Field Services is subject to various federal, state and local laws and regulations relating to environmental quality control. Management believes that Williams Field Services' operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Williams Field Services.

WILLIAMS ENERGY SERVICES COMPANY (WESCO)

     WESCO, through subsidiaries, offers a full range of products and services to energy markets throughout North America. WESCO's core business includes natural gas and energy commodity trading activities, energy-related price-risk management products and services and computer-based information products. WESCO was incorporated in 1993. See Note 15 of Notes to Consolidated Financial Statements.

  Trading Activities and Services

     In addition to its own natural gas trading operations, WESCO conducts certain natural gas trading operations formerly conducted by a subsidiary of Transco Energy Company as well as third party trading activities managed by an affiliate. WESCO trades natural gas throughout North America, primarily serving local distribution company markets in the eastern and midwestern United States. The Operating Statistics presented below, for periods prior to 1995, represent previously existing financial trading services conducted by Williams subsidiaries, coupled with third-party trading services provided by an affiliate and do not include operations previously conducted by the Transco Energy Company subsidiary.

     WESCO serves a customer base of approximately 700 companies across its natural gas trading operations, with net revenues primarily derived from sales to local distribution companies, other gas marketers and certain end-users. WESCO's gas trading activities are conducted on both interstate and intrastate pipelines, with most sales activity coordinated with transportation along pipeline systems owned by Williams.

     WESCO offers financial instruments and derivatives to producers and consumers of energy as well as to financial entities participating in energy price-risk management. WESCO also enters into energy-related financial instruments to manage market price fluctuations. The customer base for these activities is comprised of other gas marketing and trading companies, energy-based entities and brokers trading in energy commodities. See Note 15 of Notes to Consolidated Financial Statements.

  Information Products

     In 1995, WESCO marketed various computer-based trading and trader-match services including Chalkboard, an electronic trader-match system for buyers and sellers of liquid fuels, crude oil and refined products; Streamline, a physical cash forward gas trading system located at seven U.S. hubs; and Capacity Central, a natural gas pipeline capacity information system. These products are utilized primarily by a customer base of approximately 200 energy-based companies under short-term service commitments. The information products' architecture was developed in 1993 and introduced to the marketplace in 1994. These activities have not been profitable to date as costs of establishing marketing liquidity and product usage still outpace the returns from this developing market.

     Effective January 1, 1996, Streamline and Capacity Central were contributed to a limited liability company along with the energy-related information services of a PanEnergy Corp. subsidiary. The new entity (Altra Energy Technologies, L.L.C.) is owned equally by WESCO and PanEnergy.

  Operating Statistics (dollars in millions, volumes in TBtu)

                                                                  1995      1994      1993
                                                                  -----     -----     -----
    Operating profit............................................  $30.0     $  .5     $ 7.9
    Natural gas physical trading................................    754       148       152

  Regulatory Matters

     Management believes that WESCO's natural gas trading activities are conducted in substantial compliance with the marketing affiliate rules of FERC Order 497. Order 497 imposes certain nondiscrimination, disclosure and separation requirements upon interstate natural gas pipelines with respect to their natural gas trading affiliates. WESCO has taken steps to ensure it does not share employees with affiliated interstate natural gas pipelines and does not receive information from such affiliates that is not also available to unaffiliated natural gas trading companies.

  Competition

     WESCO's gas trading operations are in direct competition with large independent gas marketers, marketing affiliates of regulated pipelines and natural gas producers. The financial trading business competes with other energy-based companies offering similar services as well as certain brokerage houses. This level of competition contributes to a business environment of constant pricing and margin pressure.

  Ownership of Property

     The primary assets of WESCO are its term contracts, employees and related technological support. Costs to develop the information products and certain trading systems have been capitalized.

  Environmental Matters

     WESCO is subject to federal, state and local laws and regulations relating to the environmental aspects of its business. Management believes that WESCO is in substantial compliance with existing environmental legal requirements for its business. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of WESCO.

WILLIAMS PIPE LINE COMPANY (WILLIAMS PIPE LINE)

     Williams Pipe Line operates a crude oil and petroleum products pipeline system which covers an 11-state area extending from Oklahoma in the south to North Dakota and Minnesota in the north and Illinois in the east. The system is operated as a common carrier offering transportation and terminalling services on a nondiscriminatory basis under published tariffs. The system transports refined products, LP-gases, lube extracted fuel oil and crude oil.

  Shippers and Pipeline System

     At December 31, 1995, the system traversed approximately 7,000 miles of right-of-way and included over 9,200 miles of pipeline in various sizes up to 16 inches in diameter. The system includes 82 pumping stations, 23 million barrels of storage capacity and 47 delivery terminals. The terminals are equipped to deliver refined products into tank trucks and tank cars. The maximum number of barrels which the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Since the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated.

     The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                             1995        1994        1993
                                                            -------     -------     -------
    Shipments (thousands of barrels):
      Refined products:
         Gasolines........................................  125,060     120,682     109,841
         Distillates......................................   61,238      61,129      51,508
         Aviation fuels...................................   12,535       9,523      11,123
      LP-Gases............................................   12,839      10,849       9,778
      Lube extracted fuel oil.............................    4,462           0           0
      Crude oil...........................................      860       1,062       3,388
                                                            -------     -------     -------
              Total shipments.............................  216,994     203,245     185,638
                                                            =======     =======     =======
      Daily average (thousands of barrels)................      595         557         509
      Average haul (miles)................................      269         284         279
      Barrel miles (millions).............................   58,326      57,631      51,821
    Revenues (millions):
      Transportation......................................   $177.0      $168.0      $153.0
      Nontransportation...................................     65.7        41.7        26.3
                                                            -------     -------     -------
                                                             $242.7      $209.7      $179.3
                                                            =======     =======     =======
      Average transportation revenue per barrel...........     $.82        $.83        $.82

     Williams Pipe Line began moving a new lube extracted fuel oil product in 1995 from an Oklahoma refinery to Toledo, Ohio, through a joint movement with other carriers. Volume movements approximate 28 thousand barrels per day.

     In 1995, 73 shippers transported volumes through the system. The seven largest shippers accounted for 54 percent of transportation revenues. The highest transportation revenue-producing shipper accounted for approximately 11 percent of transportation revenues in 1995. Nontransportation activities accounted for 27 percent of total revenues in 1995. The increase in nontransportation revenues is primarily due to expanded gas liquids operations.

     At December 31, 1995, the system was directly connected to, and received products from, 11 operating refineries reported to have an aggregate crude oil refining capacity of over 900,000 barrels per day. Eight of these refineries are located in Kansas and Oklahoma, two in Minnesota and one in Wisconsin. The system also received products through connecting pipelines from other refineries located in Illinois, Indiana, Kansas, Louisiana, Montana, North Dakota, Oklahoma and Texas. Crude oil is received through connections in Kansas and Oklahoma. The refineries, which are connected directly or indirectly to the system, have access to a broad range of crude oil producing areas, including foreign sources. LP-gases are transported from gas producing and storage areas in central Kansas through connecting pipelines in Iowa, Kansas, Missouri, Illinois, Nebraska and South Dakota. In addition to making deliveries to company-owned terminals, the system delivers products to third-party terminals and connecting pipelines.

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

     Rate Proceeding. On December 31, 1989, a rate cap, which resulted from a settlement with several shippers, effectively freezing Williams Pipe Line's rates for the previous five years, expired. Williams Pipe Line filed a revised tariff on January 16, 1990, with FERC and the state commissions. The tariff set an average increase in rates of 11 percent and established volume incentives and proportional rate discounts. Certain shippers on the Williams Pipe Line system and a competing pipeline carrier filed protests with FERC alleging that the revised rates are not just and reasonable and are unlawfully discriminatory. Williams Pipe Line elected to bifurcate this proceeding in accordance with the then-current FERC policy. Phase I of FERC's bifurcated proceeding provides a carrier the opportunity to justify its rates and rate structure by demonstrating that its markets are workably competitive. Any issues unresolved in Phase I require cost justification in Phase II.

     The FERC's Phase I order, as modified by a rehearing decision, has found that Williams Pipe Line lacks significant market power and is workably competitive in 20 of the 32 markets under investigation. A shipper has appealed this decision to the United States Court of Appeals for the District of Columbia Circuit which has stayed the appeal proceedings until Phase II has been completed. Williams Pipe Line filed its direct evidence in Phase II on January 23, 1995. In this filing, Williams Pipe Line departed from the more traditional cost allocation methodology in lieu of an overall total system revenue requirement and stand-alone cost ceiling in conjunction with incremental and short-run marginal cost floors. The hearings began December 4, 1995, and concluded January 19, 1996. The current procedural schedule forecasts an initial decision in Phase II in mid-year 1996. While Williams Pipe Line cannot predict the final outcome of these proceedings, it believes its revised tariffs will ultimately be found lawful. See Note 17 of Notes to Consolidated Financial Statements.

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

  Environmental Matters

     Williams Pipe Line's operations are subject to various federal, state and local laws and regulations relating to environmental quality control. Management believes that Williams Pipe Line's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Williams Pipe Line.

     Williams Pipe Line has been named by the EPA as a potentially responsible party as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. This site was placed on the National Priorities List in July 1990. In April 1991, Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. The EPA issued its "No Action" Record of Decision in 1994 concluding that there were no significant hazards associated with the site subject to two additional years of monitoring for arsenic in certain existing monitoring wells. Monitoring should be complete in the first quarter of 1997.

WILLIAMS ENERGY VENTURES, INC. (WILLIAMS ENERGY VENTURES)

     Another subsidiary of Williams Holdings, Williams Energy Ventures, is combined for financial reporting purposes with Williams Pipe Line, although Williams Energy Ventures' activities are not included in the Williams Pipe Line operating statistics on page 15 herein. Williams Energy Ventures is engaged in the manufacturing and marketing of petroleum products and oxygenates. Williams Energy Ventures also owns an approximate 70 percent interest in a 30 million gallon per year ethanol plant in Nebraska that began operations in November 1995. Williams Energy Ventures operates the facility and markets the fuel ethanol output. In addition, on August 1, 1995, Williams Energy Ventures purchased Pekin Energy Company in Pekin, Illinois, for $167 million. The Pekin Energy facility produces 100 million gallons annually of fuel-grade and industrial ethanol and various coproducts.

WILLIAMS TELECOMMUNICATIONS SYSTEMS, INC. (WILTEL)

     WilTel provides data, voice and video communications products and services to a wide variety of customers nationally. WilTel is strategically positioned in the marketplace with more than 100 sales and service locations throughout the United States, over 2,800 employees and over 1,200 stocked service vehicles. WilTel employs more than 1,300 technicians and more than 400 sales representatives and sales support personnel to serve an estimated 40,000 commercial, governmental and institutional customers. WilTel's customer base ranges from Fortune 500 corporations and the Federal Government to small privately-owned entities.

     WilTel offers its customers a full array of data, voice and video network interconnect products including digital key systems (generally designed for voice applications with fewer than 100 lines), private branch exchange (PBX) systems (generally designed for voice applications with greater than 100 lines), voice processing systems, interactive voice response systems, automatic call distribution applications, call accounting systems, network monitoring and management systems, desktop video, routers, channel banks, intelligent hubs and cabling. WilTel's services also include the design, configuration and installation of voice and data networks and the management of customers' telecommunications operations and facilities. WilTel's National Technical Resource Center provides customers with on-line order entry and trouble reporting services, advanced technical assistance and training. Other service capabilities include Local Area Network and PBX remote monitoring and toll fraud detection.

     In March 1994, WilTel acquired BellSouth's customer premise equipment sales and service operations in 29 states outside of BellSouth's local operating region in the nine southeastern-most states, and in October 1994, acquired Jackson Voice Data, a New York City-based customer premise equipment company. In 1996, WilTel acquired Comlink, Incorporated, a Massachusetts-based data and customer premise equipment company. The acquisition of these businesses has allowed WilTel to capitalize on its existing infrastructure, strengthen its national market presence and geographic customer density and has provided more diversity in product offerings.

  Operating Statistics

     The following table summarizes the results of operations for the periods indicated (dollars and ports in millions):

                                                                1995       1994       1993
                                                               -------    -------    -------
    Revenues.................................................  $ 494.9    $ 396.6    $ 302.8
      Percentage of revenues by type of service:
         New system sales....................................      34%        33%        39%
         System modifications................................      39%        36%        30%
         Maintenance.........................................      25%        24%        23%
         Other...............................................       2%         7%         8%
    Operating profit.........................................  $  28.3    $  18.9    $   9.5
    Backlog..................................................  $  85.0    $  92.4    $  52.0
    Total ports..............................................      4.7        4.1        2.7

     A port is defined as an electronic address resident in a customer's PBX or key system that supports a station, trunk or data port.

     In 1995, WilTel derived approximately 66 percent of its revenues from its existing customer base and approximately 34 percent from the sale of new telecommunications systems. WilTel's three largest suppliers accounted for 89 percent of equipment sold in 1995. A single manufacturer supplied 76 percent of all equipment sold. In this case, WilTel is the largest distributor of certain of this company's products. About 64 percent of WilTel's active customer base consists of this manufacturer's products. The distribution agreement with this supplier is scheduled to expire at the end of 1997. This agreement is expected to be renewed upon expiration. Management believes there is minimal risk as to the availability of product from suppliers.

  Competition

     WilTel has many competitors ranging from AT&T and the Regional Bell Operating Companies to small individually-owned companies which sell and service customer premise equipment. Competitors include companies that sell equipment that is comparable or identical to that sold by WilTel. (See discussion of telecommunications reform legislation below).

  Regulatory Matters

     The equipment sold by WilTel must meet the requirements of Part 68 of the Federal Communications Commission ("FCC") rules governing the equipment registration, labelling and connection of equipment to telephone networks. WilTel relies on the equipment manufacturers' compliance with these requirements for its own compliance regarding the equipment it distributes. A subsidiary of WilTel, which provides intrastate microwave communications services for a Federal agency, is subject to FCC regulations as a common carrier microwave licensee. These regulations have minimal impact on WilTel's operations.

THE WILTECH GROUP, INC. (WILTECH)

     WilTech, through subsidiaries, seeks to develop growth opportunities in the telecommunications and technology industries. WilTech currently conducts its business through two principal operating subsidiaries, Vyvx, Inc. and Williams Learning Network, Inc. In October 1995, WilTech acquired a 22 percent interest in ITCmediaConferencing Company. The investment is expected to expand WilTech's offerings in the videoconferencing, teleconferencing and enhanced fax services markets. The total cost of the ITC investment, together with the ICG Wireless Services' assets and NUS Training Corporation acquisitions discussed below, is approximately $51 million.

  VYVX, INC. (Vyvx)

     Vyvx offers fiber-optic television transmission services nationwide. It provides these broadcast-quality services as an alternative to satellite and microwave television transmissions. Vyvx primarily provides backhaul or point-to-point transmission of news and other programming between two or more customer locations. For example, the Vyvx network is used for the broadcast coverage of major professional sporting events. Vyvx's customers include all of the major broadcast and cable networks. Vyvx also provides videoconferencing business television services.

     In 1995, Vyvx announced the acquisition of four teleports (including satellite earth station facilities) from ICG Wireless Services. The teleports are located in Atlanta, Denver, Los Angeles and New York (Carteret, N.J.). The acquisition will enable Vyvx to provide both fiber-optic backhaul and satellite distribution services. The acquisition, which is subject to certain conditions, including the receipt of regulatory approvals, is expected to close in the first half of 1996.

     Regulatory Matters. Vyvx is subject to FCC regulations as a common carrier with regard to certain of its existing and future transmission services and is subject to the laws of certain states governing public utilities. Operation of to-be-acquired satellite earth stations and certain other related transmission facilities are also subject to FCC licensing and other regulations. These regulations do not have a significant impact on Vyvx's operations.

     Competition. Competition for Vyvx's fiber-optic television transmission operations is derived primarily from companies offering video transmission services by means of satellite facilities and to a lesser degree from companies offering transmission services via microwave facilities or fiber-optic cable.

     Federal telecommunications reform legislation enacted in February 1996, is designed to increase competition in the long distance market by significantly liberalizing current restrictions on market entry. In particular, Regional Bell Operating Companies are permitted to provide long distance services, including but not limited to, video transmission services, subject to certain restrictions and conditions precedent. Moreover, public utilities are permitted to provide telecommunications services, including long distance services, through separate subsidiaries. The legislation also calls for tariff forbearance and relaxation of regulation over common carriers. Any impact such legislation may have on Vyvx cannot be predicted at this time.

  WILLIAMS LEARNING NETWORK, INC. (Williams Learning Network)

     Williams Learning Network, formerly Williams Knowledge Systems, provides computer-based operator training primarily to the energy industry. Williams Learning Network has licensing agreements with over 150 customers in the oil and gas pipeline, terminal and trucking industries.

     In October 1995, Williams Learning Network acquired NUS Training Corporation. This acquisition gives Williams Learning Network a large library of video-based and multimedia training products for the chemical, refining and utility industries plus an expanded customer base and sales force.

                               OTHER INFORMATION

     Williams believes that it has adequate sources and availability of raw materials to assure the continued supply of its services and products for existing and anticipated business needs. Williams' pipeline systems are all regulated in various ways resulting in the financial return on the investments made in the systems being limited to standards permitted by the regulatory bodies. Each of the pipeline systems has ongoing capital requirements for efficiency and mandatory improvements, with expansion opportunities also necessitating periodic capital outlays.

     A plant site in Pensacola, Florida, that was previously operated by a former subsidiary of Williams, has been placed on the National Priorities List. This former subsidiary has also been identified as a potentially responsible party at a National Priorities List cleanup site in Michigan. A third site, located in Lakeland, Florida, which was formerly owned and operated by this subsidiary, is under investigation by the Florida Department of Environmental Protection and cleanup is anticipated. Williams does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of insurance coverage, contribution or other indemnification arrangements, will have a material adverse financial effect on the Company. See
Note 17 of Notes to Consolidated Financial Statements.

     At December 31, 1995, the Company had approximately 10,000 full-time employees, of whom approximately 1,350 were represented by unions and covered by collective bargaining agreements. The Company considers its relations with its employees to be generally good.

FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995.

     As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole primarily relate to changes in general economic conditions in the United States, changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations, the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries and conditions of the capital markets utilized by the Company to access capital to finance operations; (ii) for the Company's regulated businesses, risks and uncertainties primarily relate to the impact of future federal and state regulation of business activities, including allowed rates of return; and (iii) risks and uncertainties associated with the Company's nonregulated businesses primarily relate to the ability of such entities to develop expanded markets and product offerings as well as maintaining existing markets. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things. Further, gas prices which directly impact transportation and gathering and processing throughput and operating profits may fluctuate in unpredictable ways. It is also not possible to predict which of many possible future products and service offerings will be important to maintaining a competitive position in the telecommunications business or what expenditures will be required to develop and provide such products and services.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Williams has no significant foreign operations.

ITEM 2. PROPERTIES

     See Item 1(c) for description of properties.

ITEM 3. LEGAL PROCEEDINGS

     Other than as described under Item 1 -- Business and in Note 17 of Notes to Consolidated Financial Statements, there are no material pending legal proceedings. Williams is subject to ordinary routine litigation incidental to its businesses.

     With respect to the Dakota litigation described in Note 17, certain parties have subsequently filed a motion with FERC requesting that FERC establish an additional proceeding to consider claims for additional refunds. The claimed additional refunds pertain to amounts paid Dakota from November 1, 1988, through April 30, 1993. Net to Transco's interest, the claimed additional refunds approximate $90 million. Transco has filed documents with FERC opposing the motion for additional refunds. The administrative law judge's initial decision in this case pertained only to periods after April 30, 1993, and, if sustained, would require Transco to refund to ratepayers approximately $75 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF WILLIAMS

     The names, ages, positions and earliest election dates of the executive officers of Williams are:

                                                                                         HELD
                                                                                        OFFICE
             NAME               AGE             POSITIONS AND OFFICES HELD              SINCE
------------------------------  ---   -----------------------------------------------  --------
Keith E. Bailey...............  53    Chairman of the Board, President, Chief          05-19-94
                                      Executive Officer and Director (Principal
                                        Executive Officer)
John C. Bumgarner, Jr. .......  53    Senior Vice President -- Corporate Development   01-01-79
                                      and Planning
James R. Herbster.............  54    Senior Vice President -- Administration          01-01-92
J. Furman Lewis...............  61    Senior Vice President and General Counsel        07-15-86
Jack D. McCarthy..............  53    Senior Vice President -- Finance (Principal      01-01-92
                                      Financial Officer)
Gary R. Belitz................  46    Controller (Principal Accounting Officer)        01-01-92
Stephen L. Cropper............  46    President -- Williams Pipe Line, Williams        01-22-86
                                      Energy Services and Williams Energy Ventures
Lloyd A. Hightower............  61    President -- Williams Field Services             05-11-93
Henry C. Hirsch...............  53    President -- Williams Telecommunications         08-21-92
                                      Systems
Howard E. Janzen..............  41    President -- The WilTech Group, Inc.             12-01-94
Brian E. O'Neill..............  60    President -- Transco, Northwest Pipeline, Kern   01-01-88
                                      River, TXG and Williams Natural Gas

     All of the above officers have been employed by Williams or its subsidiaries as officers or otherwise for more than five years and have had no other employment during such period.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     Williams' Common Stock is listed on the New York and Pacific Stock Exchanges under the symbol "WMB." At the close of business on December 31, 1995, Williams had 11,933 holders of record of its Common Stock. The daily closing price ranges (composite transactions) and dividends declared by quarter for each of the past two years are as follows:

                                                   1995                            1994
                                     ------------------------------    -----------------------------
QUARTER                                HIGH        LOW     DIVIDEND     HIGH        LOW     DIVIDEND
--------                             -------     -------   --------    -------    -------   --------
1st................................  $30-7/8     $24-7/8     $.27      $27-1/4    $22-3/4     $.21
2nd................................  $35-3/8     $30-1/4     $.27      $30-1/8    $22-1/8     $.21
3rd................................  $39-1/8     $34-5/8     $.27      $32-7/8    $28-3/8     $.21
4th................................  $44-1/2     $37-5/8     $.27      $30-1/4    $24-1/8     $.21

     In January 1996, the Board of Directors of the Company approved a 25.9 percent increase in the Common Stock dividend. The dividend approved for the first quarter of 1996 was $.34 per share.

     Terms of certain subsidiaries' borrowing arrangements limit transfer of funds to Williams. These terms have not impeded, nor are they expected to in the future, Williams' ability to meet its cash obligations. See Note 13 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-1 through F-9 of this report.

                                          1995          1994         1993         1992         1991
                                        ---------     --------     --------     --------     --------
                                                    (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues*.............................  $ 2,855.7     $1,751.1     $1,793.4     $1,983.5     $1,704.5
Income from continuing operations*....      299.4        164.9        185.4        103.1         69.7
Income from discontinued
  operations**........................    1,018.8         94.0         46.4         25.2         40.3
Fully diluted earnings per share:
  Income from continuing operations...       2.76         1.52         1.71          .97          .69
  Income from discontinued
     operations.......................       9.72          .92          .45          .28          .48
Cash dividends per common share.......       1.08          .84          .78          .76          .70
Total assets at December 31...........   10,494.8      5,226.1      5,020.4      4,982.3      4,247.4
Long-term obligations at December
  31..................................    2,874.0      1,307.8      1,604.8      1,683.2      1,541.9
Stockholders' equity at December 31...    3,187.1      1,505.5      1,724.0      1,518.3      1,220.0

---------------

 * See Notes 5 and 6 of Notes to Consolidated Financial Statements for discussion of significant asset sales and write-off of project costs.

** See Note 3 of Notes to Consolidated Financial Statements for discussion of the gain on the sale of discontinued operations.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1995 vs. 1994

     Northwest Pipeline's revenues increased $16.7 million, or 7 percent, due primarily to the $16 million reversal of a portion of certain rate refund accruals and increased transportation rates put into effect in November 1994, partially offset by the completion in 1994 of billing contract-reformation surcharges. Mainline throughput increased 22 percent; however, revenues were not significantly affected due to the effects of the straight-fixed-variable rate design prescribed by the Federal Energy Regulatory Commission (FERC). Operating profit increased $11.6 million, or 11 percent, due primarily to higher transportation rates and the approximate $11 million net effect of two reserve accrual adjustments, partially offset by $5 million, or 13 percent, higher operations and maintenance expenses. The reserve accrual adjustments involved a $16 million adjustment to rate refund accruals because of favorable rate case developments, partially offset by a loss accrual (included in other income -- net) in connection with a lawsuit involving a former transportation customer.

     Williams Natural Gas' revenues decreased $57 million, or 25 percent, and costs and operating expenses decreased $62 million, or 40 percent, due primarily to $36 million lower direct billing of purchased gas adjustments and lower contract-reformation recovery of $21 million. Operating profit decreased $3.8 million, or 8 percent, due primarily to the absence of the 1994 reversal of excess contract-reformation accruals of $7.4 million and $3.2 million from lower 1995 average firm reserved capacity, partially offset by $4.6 million resulting from higher average firm reserved capacity rates, effective August 1, 1995, and higher storage revenues of $3.7 million.

     Transcontinental Gas Pipe Line's revenues were $725.3 million in 1995, while costs and expenses were $560 million and operating profit was $165 million. Throughput was 1,410.9 TBtu in 1995 (for the period subsequent to the acquisition date). Transcontinental Gas Pipe Line placed new, higher rates into effect September 1, 1995, subject to refund. Market-area deliveries in 1995 and 1994 were approximately the same.

     Texas Gas Transmission's revenues were $276.3 million in 1995, while costs and expenses were $212 million and operating profit was $64 million. Throughput was 653.4 TBtu in 1995 (for the period subsequent to the acquisition date). Texas Gas placed new, higher rates into effect April 1, 1995, subject to refund.

     Williams Field Services Group's revenues increased $216.1 million, or 58 percent, due primarily to $172 million higher gathering revenues in addition to higher natural gas sales. Gathering revenues increased due primarily to a 102 percent increase in gathering volumes, including $131 million attributable to Transco Energy's Gulf Coast gathering operations, combined with an increase in average gathering prices, excluding Gulf Coast operations. Natural gas sales increased due to higher volumes, partially offset by lower average prices. Liquids and processing volumes increased 6 percent and 4 percent, respectively. Costs and operating expenses increased $171 million, or 79 percent, and selling, general and administrative expenses increased $28 million, or 89 percent, with Transco Energy's activities contributing $102 million and $13 million, respectively. In addition, costs and operating expenses increased from higher natural gas purchase volumes and expanded facilities. Other income -- net includes $12 million in operating profit from the net effect of two unrelated items. One was $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. This was partially offset by an $8 million accrual for a future minimum price natural gas commitment. Operating profit increased $28.3 million, or 22 percent, primarily resulting from the $12 million in other income and a doubling of gathering volumes, primarily a result of Transco Energy's gathering activities. Partially offsetting these increases was the effect of lower natural gas prices. Operating profit in 1994 included approximately $12 million in favorable settlements and adjustments of certain prior period accruals, including income of $4 million from an adjustment to operating taxes.

     Williams Energy Services' revenues and costs and operating expenses decreased $177.9 million and $238 million, respectively. The addition of Transco Energy's gas trading activities was more than offset by the reporting of 1995 natural gas marketing activities on a net-margin basis (see Note 15). Natural gas physical trading volumes increased to 753.8 TBtu in 1995 compared to 147.8 TBtu in 1994, primarily from the effect of the Transco Energy acquisition. Operating profit increased $29.5 million from $500,000 in 1994. Trading activities' operating profit increased $34 million, attributable primarily to income recognition from long-term natural gas supply obligations and no-notice service provided to local distribution companies. Included in trading activities is a price-risk management adjustment of $4 million from the valuation of certain natural gas supply and sales contracts previously excluded from trading activities. These increases were partially offset by $6 million of loss provisions, primarily accruals for contract disputes, and increased costs of supporting its information services business. As a result of Williams Energy Services' price-risk management and trading activities, it is subject to risk from changes in energy commodity market prices, the portfolio position of its financial instruments and credit risk. Williams Energy Services manages its portfolio position by making commitments which manage risk by maintaining its portfolio within established trading policy guidelines.

     Williams Pipe Line's revenues (including Williams Energy Ventures) increased $39.5 million, or 13 percent, due to an increase in transportation and non-transportation revenues of $9 million and $30.5 million, respectively. Shipments, while 7 percent higher than 1994, were reduced by the November 1994 fire at our truck-loading rack and unfavorable weather conditions in the first half of 1995. The average transportation rate per barrel and average length of haul were slightly below 1994 due primarily to shorter haul movements. The increase in non-transportation revenues reflects $84 million from the acquisition of Pekin Energy in August 1995 and increased gas liquids operations of $16 million, largely offset by $62 million related to lower petroleum-product services due to adverse market conditions and a $15 million decrease in refined-product sales due to the unavailability of certain refined-product supplies. Costs and expenses increased $22 million, or 8 percent, due primarily to increased operating expenses associated with transportation and non-transportation activities. Operating profit (including Williams Energy Ventures) increased $17.8 million, or 34 percent, due primarily to higher transportation revenues of $9 million and non-transportation activities of $8.8 million. Non-transportation includes $3 million related to the acquisition of Pekin Energy and the absence of $5 million of costs in 1994 for evaluating and determining whether to build an oil refinery near

Phoenix. Williams Energy Ventures' results improved in 1995 with a $400,000 operating loss compared to an $8.1 million operating loss in 1994.

     WilTel's revenues increased $98.3 million, or 25 percent, due primarily to $30 million from new systems, $28 million from existing system enhancements and $37 million from contract maintenance, moves, adds and changes. These amounts include the effect of the acquisitions of BellSouth Communications Systems in March 1994 and Jackson Voice Data, completed in October 1994. The number of ports in service at December 31, 1995, has increased 14 percent as compared to December 31, 1994. Costs and operating expenses increased $79 million, or 26 percent, due primarily to the increase in volume of sales and services. While the $11 million, or 15 percent, increase in selling, general and administrative expenses is due primarily to higher revenues, the selling, general and administrative expense to revenue percent declined from 19.2 percent to 17.7 percent, reflecting better leveraging of the company's existing infrastructure. Operating profit increased $9.4 million, or 50 percent, due primarily to increased activity in new system sales, enhancements to existing systems, maintenance and the full-year 1995 impact of two 1994 acquisitions and cost control efforts.

     WilTech Group's revenues increased $24 million, or 120 percent, due primarily to $15 million in higher occasional and dedicated digital television services revenues and the effect of an acquisition during 1995. Billable minutes from occasional service increased 110 percent and dedicated service voice grade equivalent miles at December 31, 1995, increased 50 percent as compared with December 31, 1994. The $6 million, or 22 percent, increase in cost of sales and the $10 million increase in selling, general and administrative expenses reflects the overall increase in sales activity and higher expenses for developing additional products and services. Operating loss decreased $8 million, or 71 percent, due to higher demand for WilTech Group's digital television services, which produced volumes sufficient to result in operating profit for the fourth quarter.

     General corporate expenses increased $9.7 million, due primarily to a $6.4 million increase in charitable contributions, including $5 million to The Williams Companies Foundation. Interest accrued increased $132.1 million, due primarily to the $2 billion outstanding debt assumed as a result of the Transco Energy acquisition. Interest capitalized increased $8.5 million, due primarily to increased expenditures for gathering and processing facilities and Northwest Pipeline's expansion projects. Investing income increased $44.3 million, due primarily to interest earned on the invested portion of the cash proceeds from the sale of Williams' network services operations in addition to an $11 million increase in the dividend from Texasgulf Inc. The 1995 loss on sales of assets results from the sale of the 15 percent interest in Texasgulf Inc. (see Note 5). The 1994 gain on sales of assets results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The 1995 write-off of project costs results from the cancellation of an underground coal gasification project in Wyoming (see Note 6). Other income (expense) -- net in 1995 includes approximately $10 million of minority interest expense associated with the Transco Energy merger, $4 million of dividends on subsidiary preferred stock and $4 million of losses on sales of receivables, partially offset by $11 million of equity allowance for funds used during construction (AFUDC). Other income (expense) -- net in 1994 includes a credit for $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies that expired. Also included is approximately $4 million of expense related to Statement of Financial Accounting Standards (FAS) No. 112, "Employers' Accounting for Postemployment Benefits," which relates to postemployment benefits being paid to employees of companies previously sold.

     The $20.3 million increase in the provision for income taxes on continuing operations is primarily a result of higher pre-tax income, partially offset by a lower effective income tax rate resulting from $29.8 million of previously unrecognized tax benefits realized as a result of the sale of Texasgulf Inc. (see Note 5) and an $8 million income tax benefit resulting from settlements with taxing authorities. The effective income tax rate in 1995 is significantly less than the federal statutory rate, due primarily to the previously unrecognized tax benefits realized as a result of the sale of the investment in Texasgulf Inc., income tax credits from coal-seam gas production and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities, partially offset by the effects of state income taxes and minority interest. The effective income tax rate in 1994 is lower than the statutory rate primarily because of income tax credits from coal-seam gas production, partially offset by state income taxes (see Note 7).

     On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations. Prior period operating results for the network services operations are reported as discontinued operations (see Note 3).

     The 1994 extraordinary loss results from the early extinguishment of debt (see Note 8). Preferred stock dividends increased $6.5 million as a result of the May 1995 issuance of 2.5 million shares of Williams $3.50 cumulative convertible preferred stock in exchange for Transco Energy's $3.50 cumulative convertible preferred stock (see Note 14) in addition to the $3.5 million premium on exchange of $2.21 cumulative preferred stock for debentures.

  1994 vs. 1993

     Northwest Pipeline's revenues decreased $38 million, or 14 percent, as expanded firm transportation service was more than offset by the absence of natural gas sales following the fourth-quarter 1993 implementation of FERC Order 636 and $10 million resulting from the 1994 completion of contract-reformation surcharges. Total mainline throughput increased 9 percent. Firm transportation service increased due to a mainline expansion, supported by 15-year firm transportation contracts, being placed into service on April 1, 1993. Northwest Pipeline placed new, increased transportation rates into effect on November 1, 1994, and April 1, 1993, subject to refund. The April 1, 1993, rates reflected the new mainline expansion and straight-fixed-variable rate design that moderates seasonal swings in operating revenues. Costs and operating expenses decreased $43 million, or 32 percent, due primarily to the absence of natural gas purchase volumes of $41 million and the completion of contract-reformation amortization, slightly offset by increased operating expenses primarily related to the full-year effect on 1994 of the mainline expansion. Operating profit increased $5.3 million, or 5 percent, due primarily to expanded firm transportation service related to the company's mainline system expansion.

     Williams Natural Gas' revenues decreased $62.8 million, or 21 percent, primarily as a result of the absence of natural gas sales resulting from implementation of FERC Order 636 on October 1, 1993. The decrease in revenues was partially offset by the implementation of new rates required by the Order, direct billing of net purchased gas cost adjustment amounts of approximately $40 million and higher direct billing of recoverable contract-reformation costs of approximately $17 million. Costs and operating expenses decreased $67 million, or 30 percent, primarily as a result of approximately $120 million lower gas purchase costs resulting from the implementation of FERC Order 636, partially offset by the costs that were direct billed as discussed above. Operating profit increased $7.8 million, or 19 percent, primarily as a result of the full-year effect of new rates, implementation of Order 636 and the reversal of excess contract-reformation accruals recorded in other income -- net ($7.4 million in 1994 and $2.5 million in 1993), partially offset by the absence of the regulatory accounting effect of an income tax rate increase in 1993 (which was offset in income tax expense). FERC Order 636 utilizes a straight-fixed-variable rate design that is applied to each customer's annual firm contract demand for transportation.

     Williams Field Services Group's revenues decreased $56.5 million, or 13 percent, due primarily to $71 million in lower natural gas sales revenues as a result of the March 1993 sale of Williams' intrastate natural gas pipeline system and related marketing operations in Louisiana, $9 million in lower liquids revenues and lower average processing prices. Partially offsetting were higher gathering and processing revenues of $22 million and $8 million, respectively, from increased volumes of 13 percent and 21 percent, respectively. Increased other revenues in 1994 were offset by a 1993 favorable settlement involving processing revenues from prior periods. Costs and operating expenses decreased $59 million, or 21 percent, due primarily to lower natural gas purchases of $66 million and the effects of a favorable adjustment of an accrual related to operating taxes, partially offset by higher operations, maintenance and depreciation expenses at expanded gathering facilities. Operating profit increased $2.6 million, or 2 percent, due primarily to higher gathering and processing volumes and a $4 million favorable operating taxes adjustment, partially offset by $5 million of lower per-unit liquids margins, lower average processing prices and higher operations, maintenance and depreciation expenses associated with expanded facilities.

     Williams Energy Services' revenues decreased $97.1 million, or 27 percent, due primarily to lower natural gas sales volumes and prices of $45 million, lower refined-product trading margins and the $45 million effect of reporting these trading activities on a "net margin" basis, effective July 1, 1993. Costs and operating expenses decreased 29 percent, due to lower natural gas purchase volumes and prices of $46 million and the $43 million effect of reporting refined-product trading activities on a "net margin" basis, partially offset by the cost of developing long-term energy industry businesses. General and administrative expenses increased 44 percent, reflecting the costs of establishing appropriate administrative and project support groups to serve growing business activities. Operating profit was $500,000 in 1994 compared to $7.9 million in 1993. Price-risk management services' results continued to be profitable but were lower by $6 million in 1994 than 1993 because of reduced gasoline and distillate margins and the effect of location pricing differentials in refined-products trading activities, partially offset by an improvement in natural gas trading margins reflecting increased volumes. Costs to develop long-term energy industry opportunities also adversely affected operating profit. Results from natural gas marketing activities increased by $2 million in 1994 compared to 1993.

     Williams Pipe Line's shipments increased 9 percent, due primarily to new volumes resulting from the December 1993 acquisition of a pipeline system in southern Oklahoma. Revenues (including Williams Energy Ventures) increased $130.2 million, or 72 percent, due primarily to higher shipments, increased gas liquids and fractionator operations of $30 million and petroleum services activities of $106 million. The slightly higher average transportation rate resulted primarily from longer hauls into the northern region and overall increases in tariff rates, effective December 1, 1994, and June 1, 1993, partially offset by lower rates on shorter haul movements from new business. Costs and operating expenses increased $125 million, or 94 percent, due primarily to gas liquids and fractionator operations, additional operating expenses, petroleum services activities of $104 million and the cost of developing long-term energy industry businesses. Operating profit (including Williams Energy Ventures) increased $4.8 million, or 10 percent, reflecting $15 million from increased shipments and a favorable insurance settlement, partially offset by higher operating and maintenance expenses. Operating profit also includes $9 million of costs from developing long-term energy industry investment opportunities. Included in 1994's other income -- net is approximately $5 million of costs for evaluating and determining whether to build an oil refinery near Phoenix.

     WilTel's revenues increased $93.8 million, or 31 percent, due in large part to the March 31, 1994, acquisition of BellSouth's customer equipment sales and service operations in 29 states, as evidenced by a 52 percent increase in the number of ports. Costs and operating expenses and selling, general and administrative expenses increased 31 percent and 20 percent, respectively, due to the increase in volume of equipment sales and services. Operating profit increased to $18.9 million in 1994 from $9.5 million in 1993, primarily resulting from higher sales volumes, partially offset by an increase in selling, general and administrative expenses. Margins were level between 1994 and 1993, while selling, general and administrative expenses as a percent of revenue decreased in 1994 compared to 1993.

     WilTech Group's revenues and operating losses for 1994 and 1993 are primarily from Vyvx, Inc.'s switched fiber-optic television transmission services. Results of Vyvx's operations improved significantly in 1994; however, the operations in both periods were not profitable as sufficient volumes had not been achieved to support the infrastructure in place. Revenues increased $6.5 million, or 48 percent, in 1994 reflecting higher occasional and dedicated digital television services, which helped reduce operating losses 34 percent from $17 million in 1993 to $11.3 million in 1994.

     General corporate expenses decreased $10.4 million, reflecting lower supplemental retirement benefits (see Note 9) and incentive compensation accruals. Interest accrued decreased $5.4 million, primarily because of lower effective interest rates, partially offset by higher average borrowing levels. Interest capitalized decreased $4.4 million, reflecting the completion of Northwest Pipeline's mainline expansion, which was placed in service April 1, 1993. Investing income decreased $15.6 million, due primarily to lower investment levels and lower equity earnings for Apco Argentina Inc., in addition to the sale of a portion of Williams' interest in Northern Border Partners, L.P. The 1994 gain on sales of assets results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The gain on sales of assets in 1993 results from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust and the sale of the intrastate natural gas pipeline system and other related assets in Louisiana (see Note 6). Other income (expense)-- net in 1994 includes a credit for $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies that expired. Also included is approximately $4 million of expense related to FAS No. 112, "Employers' Accounting for Postemployment Benefits," which relates to postemployment benefits being paid to employees of companies previously sold. Other income (expense)-- net in 1993 includes $6 million of expense accruals for certain costs associated with businesses previously sold, offset by $6 million of equity AFUDC related to the Northwest Pipeline mainline expansion.

     The $30.9 million decrease in the provision for income taxes on continuing operations is primarily a result of lower pre-tax income and the $15.8 million cumulative effect in 1993 of the 1 percent increase in the federal income tax rate. The effective income tax rate in 1994 is lower than the statutory rate, primarily because of income tax credits from coal-seam gas production, partially offset by state income taxes. The effective income tax rate in 1993 is higher than the statutory rate, primarily because of the effect of the federal income tax rate increase and state income taxes, partially offset by income tax credits from coal-seam gas production (see Note 7).

     The network services operations of Williams have been presented in the Consolidated Financial Statements as discontinued operations (see Note 3). Income from discontinued operations more than doubled to $94 million. The increase reflects a 93 percent increase in switched services minutes and a 24 percent increase in private line billable circuits. These increases more than offset a major carrier's long-expected removal of traffic from Williams' system to the carrier's expanded network. Income was also impacted by a decrease in interest accrued due to the early extinguishment of network services' long-term debt. The effective income tax rate for both 1994 and 1993 is greater than the federal statutory rate, due to the effect of state income taxes.

     The extraordinary loss results from early extinguishment of debt (see Note
8). Preferred stock dividends decreased, reflecting the redemption of 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock during the second quarter of 1993 (see Note 14).

FINANCIAL CONDITION AND LIQUIDITY

  Liquidity

     Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At December 31, 1995, Williams had access to $726 million of liquidity representing the available portion of its $800 million bank-credit facility plus cash-equivalent investments. This compares with liquidity of $495 million at December 31, 1994, and $639 million at December 31, 1993. The increase in 1995 is due primarily to a $200 million increase in the capacity of the bank-credit facility (see Note
13). In January 1996, Williams Holdings of Delaware, Inc., a wholly owned subsidiary of Williams, filed a $400 million shelf registration statement with the Securities and Exchange Commission and subsequently issued $250 million of debt securities. During 1993, Williams filed a $300 million shelf registration statement with the Securities and Exchange Commission, increasing the total amount available to $400 million. The registration statement may be used to issue Williams common or preferred stock, preferred stock purchase rights, debt securities, warrants to purchase Williams common stock or warrants to purchase debt securities. Williams does not anticipate the need for additional financing arrangements; however, Williams believes such arrangements could be obtained on reasonable terms if required.

     Williams had a net working-capital deficit of $706 million at December 31, 1995, compared with $17 million at December 31, 1994. Williams manages its borrowings to keep cash and cash equivalents at a minimum and has relied on bank-credit facilities to provide flexibility for its cash needs. As a result, it historically has reported negative working capital. The increase in the working-capital deficit at December 31, 1995, as compared to the prior year-end is primarily a result of higher 1995 levels of accounts payable and accrued liabilities (see Note 12) and the effect of the 1994 net assets of discontinued operations (see Note 3).

     Terms of certain borrowing agreements limit transfer of funds to Williams from its subsidiaries. The restrictions have not impeded, nor are they expected to impede, Williams' ability to meet its cash requirements in the future.

     Subsequent to December 31, 1995, Williams entered into a $205 million short-term borrowing agreement to finance the purchase of the remaining interest in Kern River Gas Transmission (see Notes 5 and 13). During 1996, Williams expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations and the use of its $800 million bank-credit facility or public debt/equity offerings.

  Operating Activities

     Cash provided by continuing operating activities was: 1995 -- $829 million; 1994 -- $180 million; and 1993 -- $187 million. Accrued liabilities increased, due primarily to the income tax and other liabilities associated with the sale of the network services operations in addition to the acquisition of Transco Energy. The increases in receivables, inventory, other current assets, property, plant and equipment, other noncurrent assets and deferred charges, payables, long-term debt, deferred income taxes, and other liabilities primarily reflect the acquisition of Transco Energy. In addition, the increase in receivables was partially offset by a $56 million increase in the level of receivables sold. Cash provided by discontinued operations was: 1994 -- $169 million; and 1993 -- $162 million.

  Financing Activities

     Net cash provided (used) by financing activities was: 1995 -- ($1.4) billion; 1994 -- $50 million; and 1993 -- ($220) million. Notes payable decreased, reflecting the repayment of these notes with the proceeds from the sale of the network services operations. Long-term debt principal payments net of debt proceeds were $610 million during 1995. Long-term debt proceeds, net of principal payments and early extinguishment of debt were $24 million during 1994. Long-term debt principal payments totaled $192 million during 1993.

     On January 18, 1995, Williams acquired 60 percent of Transco Energy's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco Energy's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco Energy common stock for approximately 10.4 million shares of Williams common stock valued at $334 million. Additionally, $2.3 billion in preferred stock and debt obligations of Transco Energy was assumed by Williams. Williams made payments to retire and/or terminate approximately $700 million of Transco Energy's borrowings, preferred stock, interest-rate swaps and sale of receivable facilities. As part of the merger, Williams exchanged Transco Energy's $3.50 cumulative convertible preferred stock for Williams' $3.50 cumulative convertible preferred stock (see Note 2). The cash portion of the acquisition and the payments to retire and/or terminate various Transco Energy facilities were financed with the proceeds from the sale of Williams' network services operations (see Note 3).

     During 1995, Williams exchanged 2.8 million shares of its $2.21 cumulative preferred stock with a carrying value of $69 million for 9.6 percent debentures with a fair value of $72.5 million (see Note 14).

     The 1995 proceeds from issuance of common stock includes $46.2 million from the sale of 1.2 million shares of Williams common stock, held by a subsidiary of Williams and previously classified as treasury stock in the Consolidated Balance Sheet, in addition to certain Williams benefit plan stock purchases and exercise of stock options under Williams' stock plans. The majority of the proceeds from issuance of common stock in 1994 and 1993 resulted from certain Williams benefit plan stock purchases and exercise of stock options under Williams' stock plan (see Note 14).

     During 1994, Williams and one of its subsidiaries purchased 13.8 million shares of Williams common stock on the open market for $407 million. Substantially all of the purchases were financed with a $400 million bank-credit agreement. In 1995, the outstanding amounts under the credit agreement were repaid from the proceeds of the sale of Williams' network services operations, and the credit agreement was terminated.

Williams also repurchased 258,800 shares of its $2.21 cumulative preferred stock on the open market for $6 million in 1994.

     During 1993, Williams called for redemption of its 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock. Substantially all of the preferred shares were converted into 7,600,000 shares of Williams common stock.

     Long-term debt at December 31, 1995, was $2.9 billion, compared with $1.3 billion at December 31, 1994, and $1.6 billion at December 31, 1993. The increase in long-term debt is due primarily to the $2 billion outstanding debt assumed as a result of the Transco Energy acquisition. The long-term debt to debt-plus-equity ratio was 47.4 percent at year-end, compared with 46.5 percent and 48.2 percent at December 31, 1994 and 1993, respectively. Included in long-term debt due within one year at December 31, 1994, was $350 million outstanding under Williams' revolving credit loan.

     See Note 8 for information regarding early extinguishment of debt by Williams and one of its subsidiaries during 1994.

  Investing Activities

     Net cash provided (used) by investing activities was: 1995 -- $585 million; 1994 -- ($427) million; and 1993 -- ($277) million. Capital expenditures of pipeline subsidiaries, including gathering and processing facilities, primarily to expand and modernize systems, were $734 million in 1995; $272 million in 1994; and $405 million in 1993. Capital expenditures for discontinued operations were $143 million and $101 million in 1994 and 1993, respectively, primarily to expand and enhance Williams' network services operations network. Expenditures in 1995 include Transcontinental Gas Pipe Line and Northwest Pipeline's expansions as well as expansion of gathering and processing facilities. Expenditures in 1994 include Northwest Pipeline's additional mainline expansion and the expansion of various gathering and processing facilities. Expenditures in 1993 include the completion of Northwest Pipeline's first mainline expansion and the expansion of various gathering and processing facilities. Budgeted capital expenditures and acquisitions for 1996 are approximately $1.3 billion, primarily to expand pipeline systems and gathering and processing facilities, expand the telecommunications network and acquire the remaining interest in Kern River Gas Transmission.

     During 1995, Williams received proceeds of $124 million from the sale of its 15 percent interest in Texasgulf Inc. (see Note 5). During 1994, Williams received net proceeds of $80 million from the sale of limited partner units in Northern Border Partners, L.P. During 1993, Williams received net proceeds of $113 million from the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust. In addition, Williams sold its intrastate natural gas pipeline system and other related assets in Louisiana for $170 million (see Note 6).

     During 1995, in addition to the Transco Energy acquisition (see Note 2), Williams acquired the Gas Company of New Mexico's natural gas gathering and processing assets in the San Juan and Permian basins for $154 million (including approximately 10 percent of which was immediately sold to a third party) and Pekin Energy Co., the nation's second largest ethanol producer, for $167 million in cash.

EFFECTS OF INFLATION

     Williams has experienced increased costs in recent years due to the effects of inflation. However, approximately 55 percent of Williams' property, plant and equipment was acquired or constructed during 1995, while the remainder was purchased or constructed since 1982, a period of relatively low inflation. A substantial portion of Williams' property, plant and equipment is subject to regulation, which limits recovery to historical cost. While Williams believes it will be allowed the opportunity to earn a return based on the actual cost incurred to replace existing assets, competition or other market factors may limit the ability to recover such increased costs.

ENVIRONMENTAL

     Williams is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites, some of which are not currently owned by Williams (see
Note 17), are being monitored by Williams, other potentially responsible parties, U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined products pipeline activities. Williams has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $86 million, all of which is accrued at December 31, 1995. Williams expects to seek recovery of approximately $72 million of the accrued costs through future rates. Williams will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

SUBSEQUENT EVENTS

     In January 1996, the Williams Board of Directors increased the quarterly cash dividend on Williams common stock to $.34 per share, a 25.9 percent increase over the previous amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................  F-11
Consolidated Statement of Income......................................................  F-12
Consolidated Balance Sheet............................................................  F-14
Consolidated Statement of Stockholders' Equity........................................  F-15
Consolidated Statement of Cash Flows..................................................  F-16
Notes to Consolidated Financial Statements............................................  F-17
Quarterly Financial Data (Unaudited)..................................................  F-43

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders of
  The Williams Companies, Inc.

     We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Tulsa, Oklahoma
February 9, 1996

                          THE WILLIAMS COMPANIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1995       1994*       1993*
                                                                 --------    --------    --------
                                                               (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues:
  Williams Interstate Natural Gas Systems (Note 4).............  $1,431.1    $  469.8    $  570.6
  Williams Field Services Group................................     591.8       375.7       432.2
  Williams Energy Services (Note 15)...........................      85.8       263.7       360.8
  Williams Pipe Line...........................................     350.2       310.7       180.5
  WilTel.......................................................     494.9       396.6       302.8
  WilTech Group................................................      44.0        20.0        13.5
  Other........................................................      17.4          --          --
  Intercompany eliminations (Note 16)..........................    (159.5)      (85.4)      (67.0)
                                                                 --------    --------    --------
          Total revenues.......................................   2,855.7     1,751.1     1,793.4
                                                                 --------    --------    --------
Profit-center costs and expenses:
  Costs and operating expenses.................................   1,700.7     1,187.7     1,283.9
  Selling, general and administrative expenses.................     488.8       229.2       203.2
  Other income -- net..........................................      (4.5)       (8.1)       (7.8)
                                                                 --------    --------    --------
          Total profit-center costs and expenses...............   2,185.0     1,408.8     1,479.3
                                                                 --------    --------    --------
Operating profit (loss):
  Williams Interstate Natural Gas Systems (Note 4).............     389.7       152.9       139.8
  Williams Field Services Group................................     157.6       129.3       126.7
  Williams Energy Services.....................................      30.0          .5         7.9
  Williams Pipe Line...........................................      69.8        52.0        47.2
  WilTel.......................................................      28.3        18.9         9.5
  WilTech Group................................................      (3.3)      (11.3)      (17.0)
  Other........................................................      (1.4)         --          --
                                                                 --------    --------    --------
          Total operating profit...............................     670.7       342.3       314.1
General corporate expenses.....................................     (37.7)      (28.0)      (38.4)
Interest accrued...............................................    (277.9)     (145.8)     (151.2)
Interest capitalized...........................................      14.5         6.0        10.4
Investing income (Note 5)......................................      93.9        49.6        65.2
Gain (loss) on sales of assets (Notes 5 and 6).................     (12.6)       22.7        97.5
Write-off of project costs (Note 6)............................     (41.4)         --          --
Other income (expense) -- net..................................      (8.1)        (.2)         .4
                                                                 --------    --------    --------
Income from continuing operations before income taxes..........     401.4       246.6       298.0
Provision for income taxes (Note 7)............................     102.0        81.7       112.6
                                                                 --------    --------    --------
Income from continuing operations..............................     299.4       164.9       185.4
Income from discontinued operations (Note 3)...................   1,018.8        94.0        46.4
                                                                 --------    --------    --------
Income before extraordinary loss...............................   1,318.2       258.9       231.8
Extraordinary loss (Note 8)....................................        --       (12.2)         --
                                                                 --------    --------    --------
Net income.....................................................   1,318.2       246.7       231.8
Preferred stock dividends (Note 14)............................      15.3         8.8        11.8
                                                                 --------    --------    --------
Income applicable to common stock..............................  $1,302.9    $  237.9    $  220.0
                                                                 ========    ========    ========

---------------

* Reclassified as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                CONSOLIDATED STATEMENT OF INCOME -- (CONCLUDED)

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                                        1995     1994     1993
                                                                       -------   -----    -----
Primary earnings per common and common-equivalent share
  (Notes 1, 3 and 8):
  Income from continuing operations..................................  $  2.78   $1.52    $1.74
  Income from discontinued operations................................     9.99     .92      .46
                                                                       -------   -----    -----
  Income before extraordinary loss...................................    12.77    2.44     2.20
  Extraordinary loss.................................................       --    (.12)      --
                                                                       -------   -----    -----
  Net income.........................................................  $ 12.77   $2.32    $2.20
                                                                       =======   =====    =====
Fully diluted earnings per common and common-equivalent share
  (Notes 1, 3 and 8):
  Income from continuing operations..................................  $  2.76   $1.52    $1.71
  Income from discontinued operations................................     9.72     .92      .45
                                                                       -------   -----    -----
  Income before extraordinary loss...................................    12.48    2.44     2.16
  Extraordinary loss.................................................       --    (.12)      --
                                                                       -------   -----    -----
  Net income.........................................................  $ 12.48   $2.32    $2.16
                                                                       =======   =====    =====

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                           1995          1994
                                                                         ---------     --------
                                                                          (DOLLARS IN MILLIONS,
                                                                        EXCEPT PER-SHARE AMOUNTS)
Current assets:
  Cash and cash equivalents............................................  $    90.4     $   36.1
  Receivables less allowance of $11.3 ($7.9 in 1994)...................      525.0        443.1
  Transportation and exchange gas receivable...........................      152.3          9.2
  Inventories (Note 10)................................................      189.0        112.3
  Net assets of discontinued operations (Note 3).......................         --        743.6
  Deferred income taxes (Note 7).......................................      213.9         57.1
  Other................................................................      173.2         55.4
                                                                         ---------     --------
          Total current assets.........................................    1,343.8      1,456.8
Investments (Note 5)...................................................      307.6        379.1
Property, plant and equipment -- net (Note 11).........................    8,014.7      3,124.0
Other assets and deferred charges......................................      828.7        266.2
                                                                         ---------     --------
          Total assets.................................................  $10,494.8     $5,226.1
                                                                         =========     ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable (Note 13)..............................................  $      --     $  507.0
  Accounts payable (Note 12)...........................................      472.0        205.8
  Transportation and exchange gas payable..............................      127.8         16.7
  Accrued liabilities (Note 12)........................................    1,130.2        361.4
  Long-term debt due within one year (Note 13).........................      319.9        383.0
                                                                         ---------     --------
          Total current liabilities....................................    2,049.9      1,473.9
Long-term debt (Note 13)...............................................    2,874.0      1,307.8
Deferred income taxes (Note 7).........................................    1,568.2        662.9
Other liabilities......................................................      815.6        276.0
Contingent liabilities and commitments (Note 17)
Stockholders' equity (Note 14):
  Preferred stock, $1 par value, 30,000,000 shares authorized,
     3,739,452 shares issued in 1995 and 4,000,000 shares issued in
     1994..............................................................      173.5        100.0
  Common stock, $1 par value, 240,000,000 shares authorized,
     105,337,948 shares issued in 1995 and 104,401,819 shares issued in
     1994..............................................................      105.3        104.4
  Capital in excess of par value.......................................    1,051.1        991.0
  Retained earnings (Note 13)..........................................    1,915.6        716.5
  Unamortized deferred compensation....................................       (2.3)        (1.3)
                                                                         ---------     --------
                                                                           3,243.2      1,910.6
  Less treasury stock (at cost), 1,573,203 shares of common stock in
     1995 and 13,516,994 shares of common stock in 1994, 401,600 shares of preferred stock in 1995 and 258,800 shares of preferred stock
     in 1994...........................................................      (56.1)      (405.1)
                                                                         ---------     --------
          Total stockholders' equity...................................    3,187.1      1,505.5
                                                                         ---------     --------
          Total liabilities and stockholders' equity...................  $10,494.8     $5,226.1
                                                                         =========     ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              CAPITAL
                                                                IN                    UNAMORTIZED
                                      PREFERRED    COMMON    EXCESS OF    RETAINED      DEFERRED      TREASURY
                                        STOCK      STOCK     PAR VALUE    EARNINGS    COMPENSATION     STOCK       TOTAL
                                      ---------    ------    ---------    --------    ------------    --------    -------
                                                                          (MILLIONS)
Balance, December 31, 1992...........  $  250.0   $ 92.3     $   755.4    $  421.3       $  (.7)      $     --   $1,518.3
Net income -- 1993...................        --       --            --       231.8           --             --      231.8
Cash dividends --
  Common stock ($.78 per share)......        --       --            --       (77.6)          --             --      (77.6)
  Preferred stock (Note 14)..........        --       --            --       (11.8)          --             --      (11.8)
Issuance of shares -- 3,174,439
  common.............................        --      3.2          55.2          --         (1.7)            --       56.7
Conversion of preferred stock (Note
  14)................................    (150.0)     7.6         141.8          --           --             --        (.6)
Tax benefit of non-qualified stock
  option exercises...................        --       --           6.7          --           --             --        6.7
Amortization of deferred
  compensation.......................        --       --            --          --           .5             --         .5
                                       --------   ------     ---------    --------       ------       --------   --------
Balance, December 31, 1993...........     100.0    103.1         959.1       563.7         (1.9)            --    1,724.0
Net income -- 1994...................        --       --            --       246.7           --             --      246.7
Cash dividends --
  Common stock ($.84 per share)......        --       --            --       (85.1)          --             --      (85.1)
  Preferred stock (Note 14)..........        --       --            --        (8.8)          --             --       (8.8)
Issuance of shares -- 1,596,409
  common.............................        --      1.3          30.1          --         (1.3)           8.1       38.2
Purchase of treasury stock --
  Common 13,790,089..................        --       --            --          --           --         (406.8)    (406.8)
  Preferred 258,800..................        --       --            --          --           --           (6.4)      (6.4)
Tax benefit of non-qualified stock
  option exercises...................        --       --           1.8          --           --             --        1.8
Amortization of deferred
  compensation.......................        --       --            --          --          1.9             --        1.9
                                       --------   ------     ---------    --------       ------       --------   --------
Balance, December 31, 1994...........     100.0    104.4         991.0       716.5         (1.3)        (405.1)   1,505.5
Net income -- 1995...................        --       --            --     1,318.2           --             --    1,318.2
Cash dividends --
  Common stock ($1.08 per share).....        --       --            --      (107.2)          --             --     (107.2)
  Preferred stock (Note 14)..........        --       --            --       (11.9)          --             --      (11.9)
Issuance of shares --
  12,879,920 common..................        --       .9          58.8          --         (1.7)         352.7      410.7
  2,500,000 preferred................     142.5       --            --          --           --             --      142.5
Exchange of shares for debentures --
  2,760,548 preferred (Note 14)......     (69.0)      --          (3.5)         --           --             --      (72.5)
Purchase of treasury stock --
  142,800 preferred..................        --       --            --          --           --           (3.7)      (3.7)
Tax benefit of non-qualified stock
  option exercises...................        --       --           4.8          --           --             --        4.8
Amortization of deferred
  compensation.......................        --       --            --          --           .7             --         .7
                                       --------   ------     ---------    --------       ------       --------   --------
Balance, December 31, 1995...........  $  173.5   $105.3     $ 1,051.1    $1,915.6       $ (2.3)      $  (56.1)  $3,187.1
                                       ========   ======     =========    ========       ======       ========   ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1995        1994       1993
                                                                 ---------    -------    -------
                                                                           (MILLIONS)
Operating Activities:
  Net income...................................................  $ 1,318.2    $ 246.7    $ 231.8
  Adjustments to reconcile to cash provided from operations:
     Discontinued operations...................................   (1,018.8)     (94.0)     (46.4)
     Extraordinary loss........................................         --       12.2         --
     Depreciation and depletion................................      369.4      150.3      137.8
     Provision for deferred income taxes.......................      125.4       25.8        8.1
     Write-off of project costs................................       41.4         --         --
     (Gain) loss on sales of property, plant and equipment.....       (2.1)        .9     (102.0)
     (Gain) loss on sale of investments........................       12.6      (22.7)        --
     Changes in receivables sold...............................       55.9         --      (94.7)
     Changes in receivables....................................       33.2     (175.0)      99.9
     Changes in inventories....................................       11.9       10.2        (.8)
     Changes in other current assets...........................      (10.2)      (2.8)     (16.9)
     Changes in accounts payable...............................       (6.5)      20.7      (37.6)
     Changes in accrued liabilities............................       (3.3)       8.1      (43.2)
     Net change in non-current unrealized trading assets and
       liabilities.............................................      (72.9)      (2.4)        --
     Other, including changes in non-current assets and
       liabilities.............................................      (25.5)       1.6*      50.9
                                                                 ---------    -------    -------
          Net cash provided by continuing operations...........      828.7      179.6      186.9
          Net cash provided by discontinued operations.........         --      169.4*     162.6
                                                                 ---------    -------    -------
          Net cash provided by operating activities............      828.7      349.0      349.5
                                                                 ---------    -------    -------
Financing Activities:
  Proceeds from notes payable..................................      116.8      507.0         --
  Payments of notes payable....................................     (623.8)        --         --
  Proceeds from long-term debt.................................      399.0      480.0         --
  Payments of long-term debt...................................   (1,009.4)    (456.5)    (192.2)
  Proceeds from issuance of common stock.......................       78.1       26.4       63.4
  Purchases of treasury stock..................................       (3.7)    (413.2)        --
  Dividends paid...............................................     (119.1)     (93.9)     (89.4)
  Subsidiary preferred stock redemptions.......................     (193.7)        --       (1.9)
  Other -- net.................................................       (3.5)        --        (.2)
                                                                 ---------    -------    -------
          Net cash provided (used) by financing activities.....   (1,359.3)      49.8*    (220.3)
                                                                 ---------    -------    -------
Investing Activities:
  Property, plant and equipment:
     Capital expenditures:
       Continuing operations...................................     (827.5)    (325.5)    (428.3)
       Discontinued operations.................................         --     (142.8)    (100.8)
     Proceeds from sales.......................................       28.2        1.6      295.4
     Changes in accounts payable and accrued liabilities.......       (5.2)      19.1      (48.4)
  Acquisition of businesses, net of cash acquired..............     (858.9)     (56.5)        --
  Proceeds from sales of businesses............................    2,588.3         --         --
  Income tax and other payments related to discontinued
     operations................................................     (350.4)      (1.5)      (1.9)
  Proceeds from sales of investments...........................      125.1       80.6        8.8
  Purchase of investments......................................      (49.7)      (3.3)        --
  Purchase of note receivable..................................      (75.1)        --         --
  Other -- net.................................................       10.1        1.3       (2.0)
                                                                 ---------    -------    -------
          Net cash provided (used) by investing activities.....      584.9     (427.0)    (277.2)
                                                                 ---------    -------    -------
          Increase (decrease) in cash and cash equivalents.....       54.3      (28.2)    (148.0)
Cash and cash equivalents at beginning of year.................       36.1       64.3      212.3
                                                                 ---------    -------    -------
Cash and cash equivalents at end of year.......................  $    90.4    $  36.1    $  64.3
                                                                 =========    =======    =======

---------------

* Reclassified to conform to current classification.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of operations

     The Williams Companies, Inc. (Williams) operations are located in the United States and consist primarily of the following: five interstate natural gas pipelines located in the eastern, midsouth, Gulf Coast, midwest and northwest regions; natural gas gathering and processing facilities in the rocky mountain, midwest and Gulf Coast regions; energy trading throughout the United States; petroleum products pipeline in the midwest region; and national data, voice and video communication products and services. Additional information about these businesses is contained throughout the following notes.

  Basis of presentation

     Revenues and operating profit amounts include the operating results of Transco Energy Company (Transco Energy) since its January 18, 1995, acquisition by Williams (see Note 2). The transportation operations from Transco Energy's two interstate natural gas pipelines are reported separately within Williams Interstate Natural Gas Systems (see Note 4). Transco Energy's gas gathering operations are included as part of Williams Field Services Group, and Transco Energy's gas marketing operations are included in Williams Energy Services.

     Revenues and operating profit amounts for 1994 and 1993 have been reclassified to conform to current year classifications. Commodity price-risk management and trading operations and energy-related information services operations are included in Williams Energy Services. Liquid fuels operations are reported as part of Williams Pipe Line and continue with the Williams Energy Ventures name. In addition, certain natural gas marketing operations formerly reported as part of Williams Field Services Group are included in Williams Energy Services. The WilTech Group, which owns a national fiber-optic network, was previously reported in other revenues and operating profit.

  Principles of consolidation

     The consolidated financial statements include the accounts of Williams and its majority-owned subsidiaries. Companies in which Williams and its subsidiaries own 20 percent to 50 percent of the voting common stock, or otherwise exercise sufficient influence over operating and financial policies of the company, are accounted for under the equity method.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and cash equivalents

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired.

  Transportation and exchange gas imbalances

     In the course of providing transportation services to customers, the natural gas pipelines may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, the pipelines and other Williams subsidiaries transport gas on various pipeline systems which may deliver different quantities of gas on their behalf than the quantities of gas received. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or

                          THE WILLIAMS COMPANIES, INC.

through the receipt or delivery of gas in the future. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transcontinental Gas Pipe Line's imbalances predating August 1, 1991, are being recovered or repaid in cash or through the receipt or delivery of gas upon agreements of allocation.

  Inventory valuation

     Inventories are stated at cost, which is not in excess of market, except for those held by Williams Energy Services which are stated at market. Inventories of natural gas are determined using the last-in, first-out (LIFO) method by Transcontinental Gas Pipe Line and the average-cost method by other subsidiaries. Except for Williams Energy Services, inventories of petroleum products are determined using average cost. The cost of materials and supplies inventories is determined using the first-in, first-out method (FIFO) by WilTel and principally using the average-cost method by other subsidiaries.

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

  Revenue recognition

     Revenues generally are recorded when services have been performed or products have been delivered. Williams Pipe Line bills customers when products are shipped and defers the estimated revenues for shipments in transit. Williams interstate natural gas pipelines recognize revenues based upon contractual terms and the related transportation volumes through month-end. These pipelines are subject to Federal Energy Regulatory Commission (FERC) regulations and, accordingly, certain revenues are subject to possible refunds pending final FERC orders. Williams records rate refund accruals based on management's estimate of the expected outcome of these proceedings.

  Commodity price-risk management activities

     Williams Energy Services enters into energy-related financial instruments (forward contracts, futures contracts, option contracts and swap agreements) to provide price-risk management services to its third-party customers. This subsidiary also enters into short- and long-term energy-related purchase and sale commitments as part of its trading business. All of these investments and commitments are valued at market and are recorded in other current assets, other assets and deferred charges, accrued liabilities and other liabilities in the Consolidated Balance Sheet. The resulting change in unrealized market gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Income. Such market values are subject to change in the near term and reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

     Williams Energy Services reports sales of natural gas, refined products and crude oil net of the related costs to purchase such items, consistent with mark-to-market accounting for such trading activities.

                          THE WILLIAMS COMPANIES, INC.

     Other Williams operations enter into energy-related financial instruments (primarily futures contracts, option contracts and swap agreements) to hedge against market price fluctuations of certain commodity inventories and sales and purchase commitments. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income when the related hedged item is recognized. These contracts are evaluated to determine that there is a high correlation between changes in the market value of the hedge contract and fair value of the hedged item.

  Capitalization of interest

     Williams capitalizes interest on major projects during construction. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by unregulated companies approximate the average interest rate on related debt. Interest capitalized on internally generated funds is included in other income (expense) -- net.

  Income taxes

     Williams includes the operations of its subsidiaries in its consolidated federal income tax return. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Williams' assets and liabilities.

  Earnings per share

     Primary earnings per share are based on the sum of the average number of common shares outstanding and common-share equivalents resulting from stock options and deferred shares. Fully diluted earnings per share for 1995 assumes conversion of the $3.50 convertible preferred stock into common stock effective May 1, 1995. Shares used in determination of primary earnings per share are as follows (in thousands): 1995 -- 102,046; 1994 -- 102,470; and 1993 -- 99,911.
Shares used in determination of fully diluted earnings per share are as follows (in thousands): 1995 -- 104,853; 1994 -- 102,502; and 1993 -- 103,171.

NOTE 2 -- TRANSCO ENERGY ACQUISITION

     On January 18, 1995, Williams acquired 60 percent of Transco Energy's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco Energy's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco Energy common stock for approximately 10.4 million shares of Williams common stock valued at $334 million. The acquisition is accounted for as a purchase with 60 percent of Transco Energy's results of operations included in Williams' Consolidated Statement of Income for the period January 18, 1995, through April 30, 1995, and 100 percent included beginning May 1, 1995. The purchase price, including transaction fees and other related costs, is approximately $800 million, excluding $2.3 billion in preferred stock and debt obligations of Transco Energy. The acquired assets and liabilities have been recorded based on an allocation of the purchase price with substantially all of the cost in excess of Transco Energy's historical carrying amounts allocated to property, plant and equipment of the two interstate natural gas pipeline systems. The cash portion of the acquisition was financed with the proceeds from the sale of Williams' network services operations (see Note 3).

     Transco Energy was engaged primarily in the natural gas pipeline and natural gas marketing businesses. Williams has sold substantially all of Transco Energy's coal operations, coalbed methane properties and certain pipeline and gathering operations. Results of operations and changes in the carrying amount of these businesses during the holding period and from the ultimate dispositions are reflected in the purchase price and are not material.

                          THE WILLIAMS COMPANIES, INC.

     In connection with the acquisition, Williams made payments to retire and/or terminate approximately $700 million of Transco Energy borrowings, preferred stock, interest-rate swaps and sale of receivable facilities. As a part of the merger, Williams exchanged Transco Energy's $3.50 preferred stock for Williams' $3.50 preferred stock.

     The following unaudited pro forma information combines the results of operations of Williams and Transco Energy as if the purchase of 100 percent of Transco Energy occurred January 1, 1994.

                                                                           UNAUDITED
                                                                      --------------------
                                                                        1995        1994
                                                                      --------    --------
                                                                       (MILLIONS, EXCEPT
                                                                      PER-SHARE AMOUNTS)
    Revenues........................................................  $2,916.4    $2,660.3
    Income from continuing operations...............................     314.4       191.0
    Income before extraordinary loss................................   1,333.2       285.0
    Net income......................................................   1,333.2       272.8
    Primary earnings per share:
      Income from continuing operations.............................      2.93        1.77
      Income before extraordinary loss..............................     12.92        2.69
      Net income....................................................     12.92        2.57
    Fully diluted earnings per share:
      Income from continuing operations.............................      2.90        1.77
      Income before extraordinary loss..............................     12.62        2.69
      Net income....................................................     12.62        2.57

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had occurred on January 1, 1994, or of future results of operations of the combined companies.

NOTE 3 -- DISCONTINUED OPERATIONS

     On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations. Prior period operating results for the network services operations are reported as discontinued operations. Under the terms of the agreement, Williams retained Williams Telecommunications Systems, Inc. (WilTel), a national telecommunications equipment supplier and service company, and Vyvx, Inc. (included in WilTech Group), which operates a national video network specializing in broadcast television applications.

     Summarized operating results of discontinued operations are as follows:

                                                                            1994      1993
                                                                           ------    ------
                                                                              (MILLIONS)
    Revenues............................................................   $921.8    $663.8
    Operating profit....................................................    163.1      97.0
    Provision for income taxes..........................................     60.9      32.2
    Income from discontinued operations.................................     94.0      46.4

     The assets and liabilities that were transferred to LDDS in the sale of the network services operations are presented in the Consolidated Balance Sheet on a net basis at December 31, 1994. Net assets consist of current assets ($86.5 million), net property, plant and equipment ($797.8 million), other assets and deferred charges ($144.3 million), less current liabilities ($218.3 million) and other liabilities ($66.7 million).

                          THE WILLIAMS COMPANIES, INC.

NOTE 4 -- WILLIAMS INTERSTATE NATURAL GAS SYSTEMS

                                                   REVENUES                   OPERATING PROFIT
                                         ----------------------------    --------------------------
                                           1995       1994      1993      1995      1994      1993
                                         --------    ------    ------    ------    ------    ------
                                                                 (MILLIONS)
    Northwest Pipeline................   $  255.2    $238.5    $276.5    $115.7    $104.1    $ 98.8
    Williams Natural Gas..............      174.3     231.3     294.1      45.0      48.8      41.0
    Transcontinental Gas Pipe Line....      725.3        --        --     165.0        --        --
    Texas Gas Transmission............      276.3        --        --      64.0        --        --
                                         --------    ------    ------    ------    ------    ------
                                         $1,431.1    $469.8    $570.6    $389.7    $152.9    $139.8
                                         ========    ======    ======    ======    ======    ======

NOTE 5 -- INVESTING ACTIVITIES

                                                                            1995      1994
                                                                           ------    ------
                                                                              (MILLIONS)
    Investments:
      Kern River Gas Transmission Company, at equity (50%)..............   $178.6    $179.4
      Texasgulf Inc. (15%)..............................................       --     150.0
      Other, at equity (varying ownerships from 3.2% to 50%)............     84.2      49.7
      Other, at cost....................................................     44.8        --
                                                                           ------    ------
                                                                           $307.6    $379.1
                                                                           ======    ======

     At December 31, 1995, certain equity investments, with a carrying value of $30.8 million, have a market value of $81.5 million.

     In 1995, Williams sold its 15 percent interest in Texasgulf Inc. for approximately $124 million in cash, which resulted in an after-tax gain of approximately $16 million because of previously unrecognized tax benefits included in the provision for income taxes.

     Subsequent to December 31, 1995, Williams acquired the remaining interest in Kern River Gas Transmission Company for $205 million in cash. The acquisition will be accounted for as a purchase in 1996, and the excess purchase price will be allocated to property, plant and equipment.

     Summarized financial position and results of operations for Kern River Gas Transmission Company are presented below.

                                                              1995        1994        1993
                                                             -------    --------    --------
                                                                       (MILLIONS)
    Current assets.........................................  $  55.4    $   98.3    $   80.1
    Non-current assets, principally natural gas
      transmission plant...................................    994.5     1,026.3     1,028.7
    Current liabilities....................................    (47.3)      (86.9)      (62.1)
    Long-term debt.........................................   (620.5)     (643.2)     (662.9)
    Other non-current liabilities..........................   (124.1)     (109.5)      (66.9)
                                                             -------    --------    --------
    Partners' equity.......................................  $ 258.0    $  285.0    $  316.9
                                                             =======    ========    ========
    Revenues...............................................  $ 187.0    $  179.0    $  176.8
    Costs and expenses.....................................     65.7        54.9        48.7
    Net income.............................................     38.0        38.1        42.1

                          THE WILLIAMS COMPANIES, INC.

     Investing income from continuing operations:

                                                                    1995     1994     1993
                                                                    -----    -----    -----
                                                                          (MILLIONS)
    Interest......................................................  $37.2    $ 5.5    $10.0
    Dividends.....................................................   16.1      4.5      5.6
    Equity earnings...............................................   40.6     39.6     49.6
                                                                    -----    -----    -----
                                                                    $93.9    $49.6    $65.2
                                                                    =====    =====    =====

     Dividends and distributions received from companies carried on an equity basis were $44 million in 1995; $43 million in 1994; and $39 million in 1993.

NOTE 6 -- ASSET SALES AND WRITE-OFF OF PROJECT COSTS

     In the fourth quarter of 1995, the development of a commercial coal gasification venture in south-central Wyoming was canceled, resulting in a $41.4 million pre-tax charge. This amount includes what management believes to be a reasonable estimate of future costs of $4 million to reclaim the site, of which it is expected that 60 percent to 70 percent will be incurred during 1996 and the remainder over a five-year period. Williams will perform the reclamation of the site in coordination with various governmental agencies and expects to receive necessary environmental releases and approvals upon completion of the reclamation.

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

NOTE 7 -- PROVISION FOR INCOME TAXES

     The provision (credit) for income taxes from continuing operations includes:

                                                                 1995      1994       1993
                                                                ------     -----     ------
                                                                        (MILLIONS)
    Current:
      Federal.................................................  $(26.5)    $45.8     $ 84.1
      State...................................................     3.1      10.1       20.4
                                                                ------     -----     ------
                                                                 (23.4)     55.9      104.5
                                                                ------     -----     ------
    Deferred:
      Federal.................................................   114.2      23.7       15.8
      State...................................................    11.2       2.1       (7.7)
                                                                ------     -----     ------
                                                                 125.4      25.8        8.1
                                                                ------     -----     ------
    Total provision...........................................  $102.0     $81.7     $112.6
                                                                ======     =====     ======

                          THE WILLIAMS COMPANIES, INC.

     Reconciliations from the provision for income taxes attributable to continuing operations at the statutory rate to the provision for income taxes are as follows:

                                                                  1995      1994      1993
                                                                 ------    ------    ------
                                                                         (MILLIONS)
    Provision at statutory rate................................  $140.5    $ 86.3    $104.3
    Increases (reductions) in taxes resulting from:
      Increase in statutory tax rate on beginning of year
         deferred tax balances.................................      --        --      15.8
      State income taxes.......................................    13.5       8.0       8.2
      Coal-seam tax credits....................................   (18.7)    (14.9)    (12.8)
      Decrease in valuation allowance for deferred tax
         assets................................................   (29.8)       --        --
      Reversal of prior tax accruals...........................    (8.0)       --        --
      Other -- net.............................................     4.5       2.3      (2.9)
                                                                 ------    ------    ------
    Provision for income taxes.................................  $102.0    $ 81.7    $112.6
                                                                 ======    ======    ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

     Significant components of deferred tax liabilities and assets as of December 31 are as follows:

                                                                         1995       1994*
                                                                       --------    -------
                                                                           (MILLIONS)
    Deferred tax liabilities:
      Property, plant and equipment..................................  $1,669.2    $ 704.6
      Investments....................................................      96.9       81.9
      Other..........................................................     248.1       74.7
                                                                       --------    -------
              Total deferred tax liabilities.........................   2,014.2      861.2
    Deferred tax assets:
      Deferred revenues..............................................      23.5       40.0
      Investments....................................................      31.3       55.9
      Rate refunds...................................................      70.7       32.0
      Accrued liabilities............................................     226.4       64.2
      Minimum tax credits............................................      93.9         --
      Other..........................................................     220.5       93.1
                                                                       --------    -------
              Total deferred tax assets..............................     666.3      285.2
              Valuation allowance for deferred tax assets............       6.4       29.8
                                                                       --------    -------
              Net deferred tax assets................................     659.9      255.4
                                                                       --------    -------
    Net deferred tax liabilities.....................................  $1,354.3    $ 605.8
                                                                       ========    =======

---------------

* Reclassified to conform to current classification.

     The valuation allowance for deferred tax assets decreased $23.4 million and $1.7 million during 1995 and 1994, respectively.

     Cash payments for income taxes are as follows: 1995 -- $348 million, before refunds of $9 million; 1994 -- $113 million, before refunds of $6 million; and 1993 -- $129 million.

                          THE WILLIAMS COMPANIES, INC.

NOTE 8 -- EXTRAORDINARY LOSS

     The extraordinary loss in 1994 resulted from early extinguishment of debt. Williams and one of its subsidiaries paid $316.7 million to redeem higher interest rate debt for a $12.2 million net loss (net of a $7.7 million benefit for income taxes).

NOTE 9 -- EMPLOYEE BENEFIT PLANS

  Pensions

     Williams maintains non-contributory defined-benefit pension plans covering the majority of employees. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

     Net pension expense consists of the following:

                                                                 1995       1994      1993
                                                                -------    ------    ------
                                                                        (MILLIONS)
    Service cost for benefits earned during the year..........  $  19.5    $ 13.9    $ 10.9
    Interest cost on projected benefit obligation.............     40.1      21.8      21.1
    Actual return on plan assets..............................   (120.3)      3.1     (28.3)
    Amortization and deferrals................................     82.0     (24.2)      8.2
    Settlement loss...........................................       --        --       5.7
                                                                -------    ------    ------
    Net pension expense.......................................  $  21.3    $ 14.6    $ 17.6
                                                                =======    ======    ======
    Net pension expense:
      Continuing operations...................................  $  21.3    $ 10.0    $ 14.9
      Discontinued operations.................................       --       4.6       2.7
                                                                -------    ------    ------
                                                                $  21.3    $ 14.6    $ 17.6
                                                                =======    ======    ======

     Included in net pension expense at December 31, 1995, is approximately $8.9 million for the Transco Energy plans' participants.

     During 1993, certain supplemental retirement plan participants elected to receive lump-sum benefits, which resulted in a settlement loss of $5.7 million.

     The following table presents the funded status of the plans:

                                                                            1995     1994
                                                                            ----     ----
                                                                             (MILLIONS)
    Actuarial present value of benefit obligations:
      Vested benefits.....................................................  $422     $191
      Non-vested benefits.................................................    21       10
                                                                            ----     ----
      Accumulated benefit obligations.....................................   443      201
      Effect of projected salary increases................................   137       58
                                                                            ----     ----
      Projected benefit obligations.......................................   580      259
    Assets at market value................................................   550      251
                                                                            ----     ----
    Assets less than projected benefit obligations........................    30        8
    Unrecognized net loss.................................................    --      (12)
    Unrecognized prior-service cost.......................................   (11)     (10)
    Unrecognized transition asset.........................................     4        5
                                                                            ----     ----
    Pension liability (asset).............................................  $ 23     $ (9)
                                                                            ====     ====

                          THE WILLIAMS COMPANIES, INC.

     At December 31, 1995, assets of two pension plans exceeded the projected benefit obligations with assets at market value of $103 million and projected benefit obligations of $57 million. At December 31, 1994, assets of two other pension plans exceeded the projected benefit obligations with assets at market value of $238 million and projected benefit obligations of $233 million.

     Included in the net pension liability at December 31, 1995, is approximately $32 million for the participants of the Transco Energy plans.

     Williams has retained all liabilities and obligations of its network services operations' plan participants up to the date of sale (see Note 3).

     The discount rate used to measure the present value of benefit obligations is 7 1/4 percent (8 1/2 percent in 1994); the assumed rate of increase in future compensation levels is 5 percent; and the expected long-term rate of return on assets is 10 percent. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, corporate bonds, United States government securities and commercial paper.

  Postretirement benefits other than pensions

     Williams sponsors health care plans that provide postretirement medical benefits to retired Williams' employees who were employed full time, hired prior to January 1, 1992 (January 1, 1996 for Transco Energy employees), have worked five years, attained age 55 while in service and are a participant in the company pension plans. In addition, two Transco Energy plans provide certain health care and life insurance benefits to retired employees of Transcontinental Gas Pipe Line, Texas Gas and other subsidiaries of Transco Energy.

     The plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for the plans anticipates future cost-sharing changes to the written plans that are consistent with Williams' expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases, except for certain retirees whose premiums are fixed. A portion of the cost has been funded in trusts by Williams' FERC-regulated natural gas pipeline subsidiaries to the extent recovery from customers can be achieved. Plan assets consist of assets held in two master trusts and money market funds. One of the master trusts was previously described and the other consists primarily of domestic and foreign common stocks, commercial paper and government bonds.

     Net postretirement benefit expense consists of the following:

                                                                    1995     1994     1993
                                                                   ------    -----    -----
                                                                          (MILLIONS)
    Service cost for benefits earned during the year.............  $  7.4    $ 3.9    $ 3.7
    Interest cost on accumulated postretirement benefit
      obligation.................................................    23.9      7.8      8.2
    Actual return on plan assets.................................   (17.9)     (.6)     (.7)
    Amortization of unrecognized transition obligation...........     5.0      5.1      5.2
    Amortization and deferrals...................................    23.1       .1     (3.5)
                                                                   ------    -----    -----
    Net postretirement benefit expense...........................  $ 41.5    $16.3    $12.9
                                                                   ======    =====    =====
    Net postretirement benefit expense:
      Continuing operations......................................  $ 41.5    $14.7    $11.4
      Discontinued operations....................................      --      1.6      1.5
                                                                   ------    -----    -----
                                                                   $ 41.5    $16.3    $12.9
                                                                   ======    =====    =====

     Net postretirement benefit expense at December 31, 1995, includes approximately $26 million for the Transco Energy plans' participants.

                          THE WILLIAMS COMPANIES, INC.

     The following table presents the funded status of the plans:

                                                                            1995     1994
                                                                            ----     ----
                                                                             (MILLIONS)
    Actuarial present value of postretirement benefit obligation:
      Retirees............................................................  $227     $ 55
      Fully eligible active plan participants.............................    24       11
      Other active plan participants......................................    85       34
                                                                            ----     ----
      Accumulated postretirement benefit obligation.......................   336      100
    Assets at market value................................................   124       16
                                                                            ----     ----
    Assets less than accumulated postretirement benefit obligation........   212       84
    Unrecognized net gain.................................................    25       19
    Unrecognized prior-service cost.......................................    (6)      --
    Unrecognized transition obligation....................................   (71)     (78)
                                                                            ----     ----
    Postretirement benefit liability......................................  $160     $ 25
                                                                            ====     ====

     Included in the postretirement benefit liability at December 31, 1995, is approximately $139 million for the Transco Energy plans' participants, substantially all of which is classified as non-current. The amount of postretirement benefit costs deferred as a regulatory asset at December 31, 1995, is $133 million and is expected to be recovered through rates over the next 17 years.

     The discount rate used to measure the present value of benefit obligations is 7 1/4 percent (8 1/2 percent in 1994). The expected long-term rate of return on plan assets is 10 percent (6 percent after taxes). The annual assumed rate of increase in the health care cost trend rate for 1996 is 10 to 13 percent, systematically decreasing to 5 percent by 2006. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percent in each year would increase the aggregate of the service and interest cost components of postretirement benefit expense for the year ended December 31, 1995, by $5 million and the accumulated postretirement benefit obligation as of December 31, 1995, by $50 million.

  Other

     Williams maintains various defined-contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. Company contributions are invested primarily in Williams common stock. Williams' contributions to these plans were $19 million in 1995, $14 million in 1994 and $13 million in 1993. Contributions to these plans made by discontinued operations were $3 million in both 1994 and 1993.

     Effective January 1, 1994, Williams adopted Statement of Financial Accounting Standards (FAS) No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of benefits provided to former or inactive employees after employment but before retirement. Adoption of the standard reduced 1994 net income by approximately $2 million and is not reported as a change in accounting principle due to immateriality.

                          THE WILLIAMS COMPANIES, INC.

NOTE 10 -- INVENTORIES

                                                                          1995       1994
                                                                         ------     ------
                                                                            (MILLIONS)
    Natural gas in underground storage:
      Transcontinental Gas Pipe Line (LIFO)............................  $ 21.4     $   --
      Williams Energy Services.........................................     6.0        8.7
      Other............................................................     2.2        9.9
    Petroleum products:
      Williams Energy Services.........................................    12.8       13.5
      Other............................................................    27.4       19.2
    Materials and supplies:
      WilTel...........................................................    28.2       28.6
      Other............................................................    87.8       32.4
    Other..............................................................     3.2         --
                                                                         ------     ------
                                                                         $189.0     $112.3
                                                                         ======     ======

     Inventories valued on the LIFO method at December 31, 1995, approximate current average cost.

NOTE 11 -- PROPERTY, PLANT AND EQUIPMENT

                                                                       1995         1994
                                                                     ---------    ---------
                                                                           (MILLIONS)
    Cost:
      Northwest Pipeline...........................................  $ 1,403.5    $ 1,275.4
      Williams Natural Gas.........................................      761.6        745.0
      Transcontinental Gas Pipe Line...............................    2,756.7           --
      Texas Gas Transmission.......................................      917.3           --
      Williams Field Services Group................................    2,324.9      1,273.2
      Williams Pipe Line...........................................    1,023.3        809.6
      WilTel.......................................................       55.2         32.1
      WilTech Group................................................       90.7         69.5
      Other........................................................      145.5        106.3
                                                                     ---------    ---------
                                                                       9,478.7      4,311.1
    Accumulated depreciation.......................................   (1,464.0)    (1,187.1)
                                                                     ---------    ---------
                                                                     $ 8,014.7    $ 3,124.0
                                                                     =========    =========

     Commitments for construction and acquisition of property, plant and equipment are approximately $256 million at December 31, 1995.

     The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The standard, which will be adopted in the first quarter of 1996, is not expected to have a material effect on Williams' financial position or results of operations.

                          THE WILLIAMS COMPANIES, INC.

NOTE 12 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $136 million at December 31, 1995, and $41 million at December 31, 1994.

                                                                          1995       1994
                                                                        --------    ------
                                                                            (MILLIONS)
    Accrued liabilities:
      Income taxes payable............................................  $  371.6    $ 38.0
      Rate refunds....................................................     180.6      83.8
      Employee costs..................................................     135.9      51.7
      Interest........................................................      72.9      39.9
      Taxes other than income taxes...................................      51.2      41.8
      Other...........................................................     318.0     106.2
                                                                        --------    ------
                                                                        $1,130.2    $361.4
                                                                        ========    ======

NOTE 13 -- DEBT, LEASES AND BANKING ARRANGEMENTS

  Notes payable

     During 1994, a subsidiary of Williams entered into a $400 million short-term credit agreement to finance the acquisition of Williams common stock. Notes payable totaling $398 million were outstanding under this agreement at December 31, 1994. These notes were repaid in January 1995. The weighted average interest rate on the outstanding short-term borrowings at December 31, 1994, was
6.75 percent.

                          THE WILLIAMS COMPANIES, INC.

  Debt

                                                                WEIGHTED
                                                                AVERAGE
                                                             INTEREST RATE*    1995        1994
                                                             --------------  --------    --------
                                                                                  (MILLIONS)
    The Williams Companies, Inc.
      Revolving credit loans................................       6.2%      $   50.0    $  350.0
      Debentures, 8.875% -- 10.25%, payable 2012, 2020, 2021
         and 2025...........................................       9.6          587.7       379.7
      Notes, 7.5% -- 9.625%, payable through 2001...........       8.8          842.4       363.8
      Capital lease obligations, 11.1%......................        --             --        31.0
    Northwest Pipeline
      Debentures, 7.125% -- 10.65%, payable through 2025....       9.0          369.2       293.0
      Adjustable rate notes, payable through 2002...........       9.0           11.7        13.3
    Williams Natural Gas
      Variable rate notes, payable 1999.....................       6.3          130.0       130.0
    Transcontinental Gas Pipe Line
      Debentures, 9.125%, payable 1998 through 2017.........       9.1          153.0          --
      Notes, 8.125% -- 9%, payable 1996, 1997 and 2002......       8.7          381.1          --
      Adjustable rate notes, payable 2000 (subject to
         remarketing in 1996)...............................       6.2          125.1          --
    Texas Gas Transmission
      Notes, 9.625% and 8.625%, payable 1997 and 2004.......       9.0          255.9          --
    Williams Holdings of Delaware
      Revolving credit loans................................       6.3          150.0          --
    Williams Pipe Line
      Notes, 8.95% and 9.78%, payable through 2001..........       9.3          110.0       120.0
    Williams Energy Ventures
      Adjustable rate notes, payable 1996 through 2002......       8.3           21.0          --
    Other, payable through 1999.............................       8.0            6.8        10.0
                                                                             --------    --------
                                                                              3,193.9     1,690.8
    Current portion of long-term debt.......................                   (319.9)     (383.0)
                                                                             --------    --------
                                                                             $2,874.0    $1,307.8
                                                                             ========    ========

---------------

* At December 31, 1995.

     During 1995, Williams replaced its $600 million credit agreement, which was scheduled to terminate in December 1995, with a new $800 million agreement. Under the new credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, Williams Pipe Line and Williams Holdings of Delaware, Inc. have access to various amounts of the facility while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions. Certain amounts outstanding at December 31, 1995, under this facility do not reduce amounts available to Williams in the future. The available amount at December 31, 1995, is $670 million.

     In January 1996, Williams Holdings of Delaware, Inc., a subsidiary of Williams, issued $250 million of 6.25 percent debentures due 2006.

     In January 1996, Williams entered into a $205 million short-term borrowing agreement to finance the purchase of the remaining 50 percent interest in Kern River Gas Transmission Company (see Note 5).

                          THE WILLIAMS COMPANIES, INC.

     In conjunction with the issuance of $130 million of variable rate debt by Williams Natural Gas in November 1994, Williams entered into an interest-rate swap agreement under which Williams pays a 7.78 percent fixed rate in exchange for a variable rate (5.88 percent at December 31, 1995). The difference between the fixed and variable rate is included in interest expense.

     Terms of certain subsidiaries' borrowing arrangements with institutional lenders limit the transfer of funds to Williams. At December 31, 1995, approximately $933 million of net assets of consolidated subsidiaries was restricted. Undistributed earnings of companies and partnerships accounted for under the equity method of $62 million are included in Williams' consolidated retained earnings at December 31, 1995.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments, for each of the next five years are as follows:

                                                                             (MILLIONS)
                                                                             ----------
        1996..............................................................      $319
        1997..............................................................       222
        1998..............................................................       341
        1999..............................................................       313
        2000..............................................................       405

     Cash payments for interest (net of amounts capitalized) related to continuing operations are as follows: 1995 -- $266 million; 1994 -- $143 million; and 1993 -- $144 million. Cash payments for interest (net of amounts capitalized) related to discontinued operations are as follows: 1994 -- $6 million and 1993 -- $16 million.

  Leases

     Future minimum annual rentals under non-cancelable operating leases related to continuing operations are $52 million in 1996, $47 million in 1997, $42 million in 1998, $39 million in 1999, $37 million in 2000 and $186 million thereafter.

     Total rent expense from continuing operations was $78 million in 1995, $26 million in 1994 and $22 million in 1993. Total rent expense from discontinued operations was $70 million in 1994 and $59 million in 1993.

NOTE 14 -- STOCKHOLDERS' EQUITY

     In connection with the May 1, 1995, merger with Transco Energy, Williams exchanged all of Transco Energy's outstanding $3.50 cumulative convertible preferred stock for 2.5 million shares of Williams' $3.50 cumulative convertible preferred stock. These shares are redeemable by Williams beginning in November 1999, at an initial price of $51.40 per share. Each share of $3.50 preferred stock is convertible at the option of the holder into 1.5625 shares of Williams common stock. Dividends per share of $2.33 were recorded during 1995.

     During 1995, Williams exchanged 2.8 million shares of its $2.21 cumulative preferred stock with a carrying value of $69 million for 9.6 percent debentures with a fair value of $72.5 million. The difference in the fair value of the new securities and the carrying value of the preferred stock exchanged is recorded as a decrease in capital in excess of par value. This amount did not impact net income, but is included in preferred stock dividends on the income statement and in the computation of earnings per share. The 837,852 outstanding shares of $2.21 cumulative preferred stock are redeemable by Williams at a price of $25 beginning in September 1997. Dividends per share of $2.21 were recorded each year during 1995, 1994 and 1993.

                          THE WILLIAMS COMPANIES, INC.

     During 1993, Williams called for redemption of its 3,000,000 shares of outstanding $3.875 convertible exchangeable preferred stock. Substantially all of the preferred shares were converted into 7.6 million shares of Williams common stock. Dividends per share of $.97 were recorded during 1993.

     Subsequent to December 31, 1995, the board of directors adopted a Stockholder Rights Plan (the "Rights Plan") to replace its existing rights plan which expired on February 6, 1996. Under the Rights Plan, each outstanding share of common stock has one preferred stock purchase right attached. Under certain conditions, each right may be exercised to purchase, at an exercise price of $140 (subject to adjustment), one two-hundredth of a share of junior participating preferred stock. The rights may be exercised only if an Acquiring Person acquires (or obtains the right to acquire) 15 percent or more of Williams common stock; or commences an offer for 15 percent or more of Williams common stock; or the board of directors determines an Adverse Person has become the owner of 10 percent or more of Williams common stock. The rights, which do not have voting rights, expire in 2006 and may be redeemed at a price of $.01 per right prior to their expiration, or within a specified period of time after the occurrence of certain events. In the event a person becomes the owner of more than 15 percent of Williams common stock or the board of directors determines that a person is an Adverse Person, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock having a value equal to two times the exercise price of the right. In the event Williams is engaged in a merger, business combination or 50 percent or more of Williams assets, cash flow or earnings power is sold or transferred, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right.

     During 1995, the board of directors approved the Stock Plan for Non-officer Employees (the 1995 Plan). The 1995 Plan along with the 1990 Stock Plan (the 1990 Plan) permits granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. The 1995 Plan provides for granting of awards to key non-officer employees. The 1990 Plan is used for granting of awards to executive officers of Williams. Such awards may be granted for no consideration other than prior and future services. The purchase price per share for stock options and stock-appreciation rights may not be less than the fair-market value of the stock on the date of grant. Another stock option plan provides for the granting of non-qualified options to non-employee directors. Options under the 1990 Plan generally become exercisable in three annual installments beginning within one year after grant. Options under the 1995 Plan generally become exercisable after five years, subject to accelerated vesting if certain stock prices are achieved. The options expire 10 years after grant.

     The following summary reflects option transactions during 1995.

                                                                               OPTION PRICE
                                                                          ----------------------
                                                               SHARES     PER SHARE     TOTAL
                                                              ---------   ---------   ----------
                                                                                      (MILLIONS)
    Shares under option:
      December 31, 1994.....................................  2,884,008    $ 11- 30      $ 65
      Granted...............................................  2,261,058      30- 40        80
      Canceled or surrendered...............................    (81,892)     14- 40        (2)
      Exchanged options from Transco Energy
         acquisition -- net.................................  1,024,250      21-172        35
      Exercised.............................................   (841,491)     11- 40       (25)
                                                              ---------                  ----
      December 31, 1995.....................................  5,245,933    $ 11-172      $153
                                                              =========                  ====
    Shares exercisable December 31, 1995....................  4,421,447
                                                              =========

     Under the plans, Williams granted 65,445, 127,706 and 97,504 deferred shares in 1995, 1994 and 1993, respectively, to key employees. Deferred shares are valued at the date of award and are generally charged to

                          THE WILLIAMS COMPANIES, INC.

expense in the year of award. Williams issued 70,122, 45,298 and 191,007 of previously deferred shares in 1995, 1994 and 1993, respectively. Williams also issued 55,300, 44,800 and 62,000 shares of restricted stock in 1995, 1994 and 1993, respectively. Restricted stock is valued on the issuance date, and the related expense is amortized over varying periods of three to 10 years.

     During November 1994, Williams entered into a deferred share agreement (the Agreement) in connection with the sale of its network services operations. Under the terms of the Agreement, Williams will distribute up to approximately 2.6 million shares of Williams common stock to key employees of the network services operations over various periods through 1998, less amounts necessary to meet minimum tax withholding requirements. Williams distributed 314,405 and 273,095 shares during 1995 and 1994, respectively.

     At December 31, 1995, 9,849,891 shares of common stock were reserved for issuance pursuant to existing and future stock awards, of which 2,698,799 were available for future grants (1,835,014 at December 31, 1994).

     The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. As provided for in the standard, Williams will not adopt the recognition provisions and will provide the pro forma net income and earnings-per-share disclosures required by the standard in its 1996 annual financial statements.

     Williams currently follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this standard, because the exercise price of Williams' fixed plan common stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

NOTE 15 -- FINANCIAL INSTRUMENTS

  Fair-value methods

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

          Long-term debt: The fair value of Williams' long-term debt is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 1995 and 1994, 85 percent and 59 percent, respectively, of Williams' long-term debt was publicly traded. Williams used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

          Interest-rate swaps: Fair value is determined by discounting estimated future cash flows using forward interest rates implied by the year-end yield curve. Fair value was calculated by the financial institution that is the counterparty to the swap.

          Energy-related trading and hedging: Includes forwards, futures, options, swaps and purchase and sales commitments. Fair value reflects management's best estimate of market prices considering various

                          THE WILLIAMS COMPANIES, INC.

     factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

  Carrying amounts and fair values of Williams' financial instruments

     Asset (liability)

                                                        1995                      1994
                                               ----------------------    ----------------------
                                               CARRYING       FAIR       CARRYING       FAIR
                                                AMOUNT        VALUE       AMOUNT        VALUE
                                               ---------    ---------    ---------    ---------
                                                                  (MILLIONS)
    Cash and cash equivalents................  $    90.4    $    90.4    $    36.1    $    36.1
    Notes and other non-current
      receivables............................       25.7         25.8         63.1         62.3
    Investment in Texasgulf Inc..............         --           --        150.0        150.0
    Notes payable............................         --           --       (507.0)      (507.0)
    Long-term debt, including current
      portion................................   (3,193.1)    (3,476.7)    (1,657.6)    (1,679.9)
    Interest-rate swaps......................        (.4)       (10.4)         (.3)         1.4
    Energy-related trading:
      Assets.................................      102.5        102.5         22.7         22.7
      Liabilities............................     (283.1)      (283.1)       (15.8)       (15.8)
    Energy-related hedging:
      Assets.................................        2.9          4.5           .3           .3
      Liabilities............................        (.6)        (3.2)        (8.5)        (8.5)

     The above asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts.

     The 1995 average fair value of the energy-related trading assets and liabilities is $57.3 million and $144.6 million, respectively. The 1994 average fair value of the energy-related trading assets and liabilities is $9.2 million and $8.5 million, respectively.

     Williams has recorded liabilities of $24 million and $27 million at December 31, 1995 and 1994, respectively, for certain guarantees that qualify as financial instruments. It is not practicable to estimate the fair value of these guarantees because of their unusual nature and unique characteristics.

  Off-balance-sheet credit and market risk

     Williams is a participant in the following transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     Williams sold, with limited recourse, certain receivables. The aggregate limit under these receivables facilities was $190 million at December 31, 1995, and $80 million at December 31, 1994 (1994 balance all related to discontinued operations). Williams received $196 million of proceeds in 1995, $110 million in 1994 and none in 1993. At December 31, 1995 and 1994, $166 million and $80 million (1994 balance all related to discontinued operations) of such receivables had been sold, respectively. Based on amounts outstanding at December 31, 1995, the maximum contractual credit loss under these arrangements is approximately $28 million, but the likelihood of loss is remote. Williams had no risk of credit loss for the amount sold at December 31, 1994, because amounts outstanding related to discontinued operations (see Note 3).

     In connection with the sale of units in the Williams Coal Seam Gas Royalty Trust (Trust), Williams indemnified the Trust against losses from certain litigation (see Note 17) and guaranteed minimum gas prices through 1997. At December 31, 1995 and 1994, Williams has a recorded liability of $10 million for these

                          THE WILLIAMS COMPANIES, INC.

items, representing the maximum amount for the first guarantee and an estimate of the gas price exposure based on historical operating trends and an assessment of market conditions. While Williams' maximum exposure from this guarantee exceeds amounts accrued, it is not practicable to determine such amount because of the unique aspects of the guarantee.

     In connection with the sale of Williams' network services operations, Williams has been indemnified by LDDS against any losses related to retained guarantees of $180 million at December 31, 1995, for lease rental obligations. LDDS has advised that it is negotiating with the guaranteed parties to remove Williams as guarantor.

     Williams has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $8 million and $9 million at December 31, 1995 and 1994, respectively. Williams believes it will not have to perform under these agreements because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

  Commodity price-risk management services

     Williams Energy Services provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of financial instruments, including forward contracts, futures contracts, option contracts, swap agreements and purchase and sale commitments. See Note 1 for a description of the accounting for these trading activities.

     Williams Energy Services enters into forward contracts and purchase and sale commitments which involve physical delivery of an energy commodity. Prices under these contracts are both fixed and variable. Swap agreements call for Williams Energy Services to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. The variable prices are generally based on either industry pricing publications or exchange quotations. Williams Energy Services buys and sells option contracts which give the buyer the right to exercise the options and receive the difference between a predetermined strike price and a market price at the date of exercise. The market prices used for natural-gas-related contracts are generally exchange quotations. Williams Energy Services also enters into futures contracts which are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations.

     Williams Energy Services manages risk from financial instruments by making various logistical commitments which manage profit margins through offsetting financial instruments. As a result, price movements can result in losses on certain contracts offset by gains on others.

     Williams Energy Services takes an active role in managing and controlling market and counterparty risks and has established formal control procedures which are reviewed on an ongoing basis. Williams Energy Services attempts to minimize credit-risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. In the normal course of business, collateral is not required for financial instruments with credit risk.

                          THE WILLIAMS COMPANIES, INC.

     The notional quantities for all trading financial instruments at December 31, 1995, and December 31, 1994, are as follows:

                                                             1995                    1994
                                                      -------------------     ------------------
                                                      PAYOR      RECEIVER     PAYOR     RECEIVER
                                                      ------     --------     -----     --------
    Fixed price:
      Natural gas (TBtu)............................    873.2       847.3     181.4       179.5
      Refined products and crude (MMBbls)...........     15.9        14.9      11.2        12.5
    Variable price:
      Natural gas (TBtu)............................  1,841.2     1,517.2      85.0       136.3
      Refined products and crude (MMBbls)...........      2.8         2.5       2.5         2.5

     The net cash flow requirement related to these contracts at December 31, 1995, was $215 million. At December 31, 1995, the average remaining life of the trading fixed-price portfolio is approximately two years and four years for the trading variable-price portfolio.

     In 1995, certain gas marketing operations of Williams Energy Services, along with gas marketing operations from Transco Energy, were combined with the commodity price-risk management and trading activities of Williams Energy Services. Such combination in 1995 involves managing the price and other business risks and opportunities of such physical gas trading activities and any related financial instruments previously accounted for as hedges in common-risk portfolios with Williams Energy Services' other financial instruments. These former marketing activities, consisting of buying and selling natural gas, through 1994 were reported on a "gross" basis in the Consolidated Statement of Income as revenues and profit-center costs. Concurrent with completing the combination of such activities with the commodity price-risk management operations in the third quarter of 1995, the related contract rights and obligations along with any related financial instruments previously accounted for as hedges, were recorded in the Consolidated Balance Sheet on a current-market-value basis and the related income statement presentation was changed to a net basis. Such revenues reported on a gross basis through the first two quarters of 1995 were reclassified to a net basis concurrent with this change in the third quarter of 1995. Following is a summary of Williams Energy Services' revenues:

                                                                        1995         1994
                                                                       -------      ------
    Financial instrument and physical trading market gains -- net....  $  65.8      $ 14.2
    Gross marketing revenues.........................................    617.7*      249.2
    Gross marketing costs............................................   (599.2)*        --
    Other............................................................      1.5          .3
                                                                       -------      ------
                                                                       $  85.8      $263.7
                                                                       =======      ======

---------------

* Through June 30, 1995.

  Concentration of credit risk

     Williams' cash equivalents consist of high quality securities placed with various major financial institutions with high credit ratings. Williams' investment policy limits its credit exposure to any one financial institution.

     At December 31, 1995 and 1994, approximately 62 percent and 40 percent, respectively, of receivables are for the sale or transportation of natural gas and related products or services. Approximately 27 percent and 30 percent of receivables at December 31, 1995 and 1994, respectively, are for telecommunications and related services. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern, northwestern and midwestern United States. Telecommunica-

                          THE WILLIAMS COMPANIES, INC.

tions customers include numerous corporations. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

NOTE 16 -- OTHER FINANCIAL INFORMATION

     Intercompany revenues (at prices that generally apply to sales to unaffiliated parties) are as follows:

                                                                      1995     1994*    1993*
                                                                     ------    -----    -----
                                                                            (MILLIONS)
    Northwest Pipeline............................................   $  1.8    $ 3.4    $ 3.6
    Williams Natural Gas..........................................      9.5     14.2      5.4
    Transcontinental Gas Pipe Line................................     34.2       --       --
    Texas Gas Transmission........................................     37.7       --       --
    Williams Field Services Group.................................      9.2     30.5     14.5
    Williams Energy Services......................................     34.0     20.2     42.1
    Williams Pipe Line............................................     32.8     16.7      1.4
    Other.........................................................       .3       .4       --
                                                                     ------    -----    -----
                                                                     $159.5    $85.4    $67.0
                                                                     ======    =====    =====

---------------

* Reclassified as described in Note 1.

     Williams Natural Gas had sales to a natural gas distributor that accounted for 15 percent in 1993 of Williams' revenues.

                          THE WILLIAMS COMPANIES, INC.

     Information for business segments is as follows:

                                                               1995        1994*       1993*
                                                             ---------    --------    --------
                                                                        (MILLIONS)
    Identifiable assets at December 31:
      Northwest Pipeline..................................   $ 1,147.5    $1,028.0    $1,032.6
      Williams Natural Gas................................       709.2       719.8       697.0
      Transcontinental Gas Pipe Line......................     3,159.5          --          --
      Texas Gas Transmission..............................     1,151.8          --          --
      Williams Field Services Group.......................     2,116.5     1,093.6       967.8
      Williams Energy Services............................       351.9        96.5        84.6
      Williams Pipe Line..................................       870.5       680.4       588.3
      WilTel..............................................       263.0       255.5       169.1
      WilTech Group.......................................       138.0        60.2        26.6
      Investments.........................................       307.6       379.1       437.1
      General corporate and other.........................       279.3       169.4       122.1
      Discontinued operations.............................          --       743.6       895.2
                                                             ---------    --------    --------
              Consolidated................................   $10,494.8    $5,226.1    $5,020.4
                                                             =========    ========    ========
    Additions to property, plant and equipment:
      Northwest Pipeline..................................   $   130.5    $   62.6    $  175.7
      Williams Natural Gas................................        43.5        32.9        54.9
      Transcontinental Gas Pipe Line......................       238.7          --          --
      Texas Gas Transmission..............................        32.1          --          --
      Williams Field Services Group.......................       247.7       163.5       116.7
      Williams Pipe Line..................................        87.9        46.6        62.9
      WilTel..............................................        24.1         4.9         1.9
      WilTech Group.......................................         8.3         8.0         6.9
      General corporate and other.........................        14.7         7.0         9.3
                                                             ---------    --------    --------
              Consolidated................................   $   827.5    $  325.5    $  428.3
                                                             =========    ========    ========
    Depreciation and depletion:
      Northwest Pipeline..................................   $    34.9    $   33.9    $   30.7
      Williams Natural Gas................................        27.3        27.2        27.3
      Transcontinental Gas Pipe Line......................       109.1          --          --
      Texas Gas Transmission..............................        38.9          --          --
      Williams Field Services Group.......................       110.2        46.7        43.5
      Williams Pipe Line..................................        26.4        22.4        21.4
      WilTel..............................................         5.9         5.3         4.7
      WilTech Group.......................................         8.3         7.4         4.0
      General corporate and other.........................         8.4         7.4         6.2
                                                             ---------    --------    --------
              Consolidated................................   $   369.4    $  150.3    $  137.8
                                                             =========    ========    ========

---------------

* Reclassified as described in Note 1.

                          THE WILLIAMS COMPANIES, INC.

NOTE 17 -- CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters and related litigation

     Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $179 million at December 31, 1995; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see Note 12 for the amount of revenues reserved for potential refund as of December 31, 1995.

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

  Contract reformations and gas purchase deficiencies

     Each of the natural gas pipeline subsidiaries has undertaken the reformation of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

     In 1994, Williams Natural Gas and a producer executed a number of agreements to resolve outstanding issues. Portions of the settlement were subject to regulatory approvals, including the regulatory abandonment of a certain Williams Natural Gas gathering system on terms acceptable to Williams Natural Gas. On May 2, 1995, the FERC issued orders granting the requisite approvals; however, one party has requested rehearing of the decision regarding abandonment of the gathering system.

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

     Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made three filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in additional costs, and provided for an offset of $3 million. The third filing covered additional costs of $8 million which are similar in nature to the costs in the second filing. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by the second and third filings. Williams Natural Gas believes that the second and third filings will most likely be approved. As of December 31, 1995, this subsidiary had an accrual of $87 million for its then estimated remaining contract-reformation and gas supply

                          THE WILLIAMS COMPANIES, INC.

realignment costs. This accrual was increased in December 1995 as a result of a ruling by the U.S. Court of Appeals for the Tenth Circuit regarding the terms of certain contracts with producers. Williams Natural Gas will make additional filings under the applicable FERC orders to recover such further costs as may be incurred in the future. Williams Natural Gas has recorded a regulatory asset of approximately $84 million for estimated future recovery of the foregoing costs.

     On September 18, 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. The settlement provides that Texas Gas will recover 100 percent of such costs up to $50 million, will share in costs incurred between $50 million and $80 million, and will absorb any such costs above $80 million. The settlement also extends Texas Gas' pricing differential mechanism to November 1, 1996, and beyond that date for contracts in litigation as of that date. Through December 31, 1995, Texas Gas has paid approximately $53 million for gas supply realignment costs, primarily as a result of contract terminations, and has accrued a liability of approximately $27 million for its estimated remaining gas supply realignment costs. Texas Gas has recovered approximately $44 million in gas supply realignment costs, and in accordance with the terms of its settlement has recorded a regulatory asset of approximately $23 million for the estimated future recovery of such costs, which will be collected from customers over the next two years. Ninety percent of the cost recovery is collected through demand surcharges on Texas Gas' firm transportation rates; the remaining 10 percent is recoverable from interruptible transportation service.

     In 1983, the FERC issued Order 94-A, which permitted producers to collect certain production related costs from pipelines on a retroactive basis. Pursuant to FERC orders, Texas Gas and Transcontinental Gas Pipe Line direct billed their customers for such costs paid to producers. In 1990, the U.S. Court of Appeals for the D.C. Circuit overturned the FERC's orders authorizing direct billing for such costs. In December 1995, Texas Gas entered into a settlement by which it resolved its final refund obligations as to these costs. Transcontinental Gas Pipe Line has resolved its refund obligations except for an amount of approximately $7 million. Transcontinental Gas Pipe Line has refunded that amount, reserving the right to recover the amount paid if the ruling is reversed on appeal.

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

  Environmental matters

     Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies underway to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 1995, these subsidiaries had reserves totaling approximately $45 million for these costs.

     Certain Williams subsidiaries, including Texas Gas and Transcontinental Gas Pipe Line, have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. Although no assurances can be given, Williams does not believe that the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

                          THE WILLIAMS COMPANIES, INC.

     In February 1995, Transcontinental Gas Pipe Line was served as a defendant in a lawsuit filed in U.S. District Court in Virginia by three individuals for alleged violations of several provisions of both federal and state laws. Since 1991, Transcontinental Gas Pipe Line has worked with the appropriate Virginia authorities to resolve certain emissions issues also raised by the individuals. On October 13, 1995, the court dismissed the lawsuit but provided that the plaintiffs could amend and refile their complaint to allege a state law nuisance claim and they have done so. Transcontinental Gas Pipe Line believes the amended complaint is without merit and is prepared to vigorously defend the suit.

     Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have also been involved in negotiations with the U.S. Environmental Protection Agency
(EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities by Williams Natural Gas and Transcontinental Gas Pipe Line. As of December 31, 1995, Williams Natural Gas had recorded a liability for approximately $26 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $45 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At December 31, 1995, Williams had approximately $7 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     A lawsuit was filed on May 14, 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. On June 28, 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. This decision is being appealed by the plaintiffs. Since June 28, 1994, eight individual lawsuits have been filed against Northwest Pipeline in U.S. District Court in Colorado, making essentially the same claims. Northwest Pipeline is vigorously defending these lawsuits.

  Other legal matters

     On December 31, 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. On September 13, 1994, the court granted summary judgment in favor of the defendants. The Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to

                          THE WILLIAMS COMPANIES, INC.

the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

     In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. District Court in North Dakota against Transcontinental Gas Pipe Line and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. On September 8, 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company (Transco Energy Company and Transco Coal Gas Company being wholly owned subsidiaries of Williams) and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys' fees. On March 30, 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals. The settlement is also subject to a FERC ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. On October 18, 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition for approval of the settlement with similar petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. On December 29, 1995, the administrative law judge issued an initial decision in which he concluded that the settlement was imprudent. If the decision is upheld on appeal, Transcontinental Gas Pipe Line and the other two pipelines would be required to refund to their customers amounts collected in excess of the amounts deemed appropriate by the administrative law judge. The pipelines would be entitled to collect the amount of any such customer refunds from Dakota. The administrative law judge's decision will be appealed; however, in the event that the necessary regulatory approvals are not ultimately obtained and Dakota elects to continue the litigation, Transcontinental Gas Pipe Line, Transco Energy Company and Transco Coal Gas Company intend to vigorously defend the suit.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas have been named as defendants in, respectively, six and two lawsuits in which damages claimed aggregate in excess of $133 million. Texas Gas has settled its two lawsuits for a total cost of $3.7 million, all but $700,000 of which is recoverable as transition costs under Order 636. On July 17, 1995, a judge in a Texas state court granted a motion by Transcontinental Gas Pipe Line for partial summary judgment, rejecting a major portion of the plaintiff's claims in one of its lawsuits. Producers may receive other demands which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

                          THE WILLIAMS COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

     On November 14, 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazleton, Pennsylvania (the Facility). Hazleton Fuel Management Company (HFMC), a subsidiary of Transco Energy, supplies natural gas and fuel oil to the Facility. As of December 31, 1995, it had current outstanding receivables from the Partnership of approximately $20 million, all of which has been reserved. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. On March 21, 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC. HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility.

     In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries incidental to their operations.

  Summary

     While no assurances may be given, Williams does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will have a materially adverse effect upon Williams' future financial position, results of operations and cash flow requirements.

                          THE WILLIAMS COMPANIES, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (millions, except per-share amounts). Revenues and costs and operating expenses for the six months ended June 30, 1995, have been reclassified to report natural gas sales net of related gas purchase costs.

                                                        FIRST      SECOND      THIRD     FOURTH
                   1995                                QUARTER     QUARTER    QUARTER    QUARTER
                   ----                                --------    -------    -------    -------
    Revenues.........................................  $  642.4    $ 663.9    $ 712.4    $ 837.0
    Costs and operating expenses.....................     351.1      400.1      438.9      510.6
    Net income.......................................   1,088.9       83.3       68.5       77.5
    Primary earnings per common and common-equivalent
      share..........................................     11.57        .79        .58        .70
    Fully diluted earnings per common and common-
      equivalent share...............................     11.55        .78        .58        .69

                   1994
                   ----

    Revenues.........................................  $  386.6    $ 419.9    $ 467.3    $ 477.3
    Costs and operating expenses.....................     248.5      274.0      335.4      329.8
    Income before extraordinary loss.................      52.8       74.0       55.6       76.5
    Net income.......................................      52.8       62.9       55.6       75.4
    Primary earnings per common and common-equivalent
      share:
         Income before extraordinary loss............       .48        .69        .51        .77
         Net income..................................       .48        .58        .51        .76
    Fully diluted earnings per common and common-
      equivalent share:
         Income before extraordinary loss............       .48        .69        .51        .77
         Net income..................................       .48        .58        .51        .76

     The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding.

     First-quarter 1995 net income includes the after-tax gain of $1 billion on the sale of Williams' network services operations (see Note 3 of Notes to Consolidated Financial Statements). The second quarter of 1995 includes a $16 million after-tax gain from the sale of Williams' 15 percent interest in Texasgulf Inc. (see Note 5 of Notes to Consolidated Financial Statements) and an $8 million income tax benefit resulting from settlements with taxing authorities. Northwest Pipeline's third-quarter 1995 operating profit includes the approximate $11 million net favorable effect of two reserve accrual adjustments. In third-quarter 1995, Williams Field Services Group recorded $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets, partially offset by an $8 million accrual for a future minimum price natural gas purchase commitment.

     Second-quarter 1994 includes a $23 million gain from the sale of assets (see Note 6 of Notes to Consolidated Financial Statements).

                          THE WILLIAMS COMPANIES, INC.

                QUARTERLY FINANCIAL DATA (UNAUDITED) (CONCLUDED)

     Selected comparative fourth-quarter data are as follows (millions, except per-share amounts). Certain 1994 amounts have been restated as described in Note 1 of Notes to Consolidated Financial Statements.

                                                                          1995       1994
                                                                         ------     ------
    Operating profit (loss):
      Williams Interstate Natural Gas Systems:
         Northwest Pipeline............................................  $ 25.1     $ 22.7
         Williams Natural Gas..........................................    15.5       15.1
         Transcontinental Gas Pipe Line................................    47.4         --
         Texas Gas Transmission........................................    28.6         --
      Williams Field Services Group....................................    43.2       40.4
      Williams Energy Services.........................................      .3       (3.9)
      Williams Pipe Line...............................................    19.3       11.9
      WilTel...........................................................     7.2        6.7
      WilTech Group....................................................      .8       (4.5)
      Other............................................................     (.2)        --
                                                                         ------     ------
              Total operating profit...................................   187.2       88.4
    General corporate expenses.........................................   (12.1)      (7.0)
    Interest expense -- net............................................   (69.7)     (39.1)
    Investing income...................................................    12.7       10.8
    Write-off of project costs.........................................   (41.4)        --
    Other income (expense) -- net......................................     5.2       (2.5)
                                                                         ------     ------
    Income from continuing operations before income taxes..............    81.9       50.6
    Provision for income taxes.........................................    17.5       16.4
                                                                         ------     ------
    Income from continuing operations..................................    64.4       34.2
    Income from discontinued operations................................    13.1       42.3
                                                                         ------     ------
    Income before extraordinary loss...................................    77.5       76.5
    Extraordinary loss.................................................      --       (1.1)
                                                                         ------     ------
    Net income.........................................................  $ 77.5     $ 75.4
                                                                         ======     ======
    Primary earnings per common and common-equivalent share............  $  .70     $  .76
                                                                         ======     ======
    Fully diluted earnings per common and common-equivalent share......  $  .69     $  .76
                                                                         ======     ======

     Williams Energy Services' fourth-quarter 1995 operating profit includes loss accruals of approximately $6 million, primarily related to contract disputes. In fourth-quarter 1995, the development of a commercial coal gasification venture in south-central Wyoming was canceled, resulting in a $41.4 million pre-tax charge (see Note 6 of Notes to Consolidated Financial Statements). Fourth-quarter 1995 income from discontinued operations reflects the after-tax effect of the reversal of accruals established at the time of the sale of the network services operations (see Note 3 of Notes to Consolidated Financial Statements).

     In fourth-quarter 1994, Williams Natural Gas recorded a $7 million reversal of excess contract-reformation accruals. Williams Pipe Line's fourth-quarter 1994 operating profit includes $5 million in costs for evaluating and determining whether to build an oil refinery. Fourth-quarter 1994 discontinued operations includes favorable adjustments of approximately $15 million relating to bad debt recoveries and accrual reversals.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          THE WILLIAMS COMPANIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 14(A) 1 AND 2

                                                                                        PAGE
                                                                                        ----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended December 31, 1995........  F-12
  Consolidated balance sheet at December 31, 1995 and 1994............................  F-14
  Consolidated statement of stockholders' equity for the three years ended December
     31, 1995.........................................................................  F-15
  Consolidated statement of cash flows for the three years ended December 31, 1995....  F-16
  Notes to consolidated financial statements..........................................  F-17
  Schedules for the three years ended December 31, 1995:
      I -- Condensed financial information of registrant..............................  F-46
     II -- Valuation and qualifying accounts..........................................  F-51
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)................................................  F-43

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          THE WILLIAMS COMPANIES, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          STATEMENT OF INCOME (PARENT)

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1995          1994         1993
                                                              --------       ------       ------
                                                                 (MILLIONS, EXCEPT PER-SHARE
                                                                           AMOUNTS)
Investing income............................................  $   50.7       $ 29.4       $ 27.3
Interest accrued............................................    (189.9)       (91.8)       (95.8)
Gain on sales of assets (Note 3)............................        --           --         51.6
Other income (expense) -- net...............................     (12.9)         2.9        (16.9)
                                                              --------       ------       ------
Loss from continuing operations before income taxes and
  equity in subsidiaries' income............................    (152.1)       (59.5)       (33.8)
Equity in consolidated subsidiaries' income.................     376.5        195.0        189.8
                                                              --------       ------       ------
Income from continuing operations before income taxes.......     224.4        135.5        156.0
Credit for income taxes.....................................     (75.0)       (29.4)       (29.4)
                                                              --------       ------       ------
Income from continuing operations...........................     299.4        164.9        185.4
Income from discontinued operations (Note 2)................   1,018.8         94.0         46.4
                                                              --------       ------       ------
Income before extraordinary loss............................   1,318.2        258.9        231.8
Extraordinary loss from early extinguishment of debt........        --        (12.2)          --
                                                              --------       ------       ------
Net income..................................................   1,318.2        246.7        231.8
Preferred stock dividends...................................      15.3          8.8         11.8
                                                              --------       ------       ------
Income applicable to common stock...........................  $1,302.9       $237.9       $220.0
                                                              ========       ======       ======
Primary earnings per common and common-equivalent share:
  Income from continuing operations.........................  $   2.78       $ 1.52       $ 1.74
  Income from discontinued operations.......................      9.99          .92          .46
                                                              --------       ------       ------
  Income before extraordinary loss..........................     12.77         2.44         2.20
  Extraordinary loss........................................        --         (.12)          --
                                                              --------       ------       ------
  Net income................................................  $  12.77       $ 2.32       $ 2.20
                                                              ========       ======       ======
Fully diluted earnings per common and common-equivalent
  share:
  Income from continuing operations.........................  $   2.76       $ 1.52       $ 1.71
  Income from discontinued operations.......................      9.72          .92          .45
                                                              --------       ------       ------
  Income before extraordinary loss..........................     12.48         2.44         2.16
  Extraordinary loss........................................        --         (.12)          --
                                                              --------       ------       ------
  Net income................................................  $  12.48       $ 2.32       $ 2.16
                                                              ========       ======       ======

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                             BALANCE SHEET (PARENT)

                                     ASSETS

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                            1995         1994
                                                                          --------     --------
                                                                               (MILLIONS)
Current assets:
  Cash and cash equivalents.............................................  $   57.6     $   16.5
  Due from consolidated subsidiaries....................................     131.6        138.4
  Receivables...........................................................      28.9         65.3
  Investment in discontinued operations (Note 2)........................        --        743.6
  Other.................................................................      15.0          4.9
                                                                          --------     --------
          Total current assets..........................................     233.1        968.7
Investments:
  Equity in consolidated subsidiaries (Note 1)..........................   5,551.4      1,634.8
  Receivables from consolidated subsidiaries............................      68.7        387.8
                                                                          --------     --------
                                                                           5,620.1      2,022.6
  Other.................................................................        --         44.0
                                                                          --------     --------
                                                                           5,620.1      2,066.6
Property, plant and equipment--net......................................      20.6         36.3
Other assets and deferred charges.......................................      23.9         14.8
                                                                          --------     --------
          Total assets..................................................  $5,897.7     $3,086.4
                                                                          ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.........................................................  $     --     $   73.8
  Due to consolidated subsidiaries......................................     291.9        137.6
  Accounts payable and accrued liabilities..............................     100.2         84.1
  Long-term debt due within one year (Note 4)...........................      20.0        361.5
                                                                          --------     --------
          Total current liabilities.....................................     412.1        657.0
Long-term debt (Note 4).................................................   1,460.0        763.0
Long-term debt due to consolidated subsidiary (Note 4)..................     360.0           --
Due to consolidated subsidiaries........................................     440.5           --
Other liabilities.......................................................      38.0        160.9
Stockholders' equity:
  Preferred stock.......................................................     173.5        100.0
  Common stock..........................................................     105.3        104.4
  Capital in excess of par value........................................   1,051.1        991.0
  Retained earnings.....................................................   1,915.6        716.5
  Unamortized deferred compensation.....................................      (2.3)        (1.3)
                                                                          --------     --------
                                                                           3,243.2      1,910.6
  Less treasury stock (Notes 4 and 5)...................................     (56.1)      (405.1)
                                                                          --------     --------
          Total stockholders' equity....................................   3,187.1      1,505.5
                                                                          --------     --------
          Total liabilities and stockholders' equity....................  $5,897.7     $3,086.4
                                                                          ========     ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                        STATEMENT OF CASH FLOWS (PARENT)

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                             1995           1994          1993
                                                           ---------       -------       -------
                                                                        (MILLIONS)
Operating activities:
  Net income.............................................  $ 1,318.2       $ 246.7       $ 231.8
  Adjustments to reconcile to cash provided from
     operations:
     Equity in subsidiaries' income, net of cash
       dividends.........................................      732.7         153.1         (60.0)
     Discontinued operations.............................   (1,018.8)        (94.0)        (46.4)
     Extraordinary loss..................................         --          12.2            --
     Depreciation........................................        4.2           4.3           4.2
     Provision (credit) for deferred income taxes........       13.0          20.8          (1.7)
     Gain on sales of property, plant and equipment......         --            --         (52.1)
     Changes in receivables..............................       33.3         (59.5)          5.0
     Changes in other current assets.....................        5.0          (7.1)          1.4
     Changes in accounts payable.........................       (2.7)          3.0           (.7)
     Changes in accrued liabilities......................        (.2)        (12.1)        (18.7)
     Other, including changes in non-current assets and
       liabilities.......................................       (7.2)         (2.5)*        58.5
                                                           ---------       -------       -------
          Net cash provided by operating activities......    1,077.5         264.9         121.3
                                                           ---------       -------       -------
Financing activities:
  Proceeds from notes payable............................       53.4          73.8            --
  Payments of notes payable..............................     (127.2)           --            --
  Proceeds from long-term debt...........................       85.0         350.0            --
  Payments of long-term debt.............................     (549.2)       (181.7)       (128.8)
  Proceeds from issuance of common stock.................       32.0          26.4          63.4
  Purchase of treasury stock.............................       (3.7)        (18.4)           --
  Dividends paid.........................................     (119.0)        (93.9)        (89.4)
  Other -- net...........................................       (3.7)           --           (.6)
                                                           ---------       -------       -------
          Net cash provided (used) by financing
            activities...................................     (632.4)        156.2*       (155.4)
                                                           ---------       -------       -------
Investing activities:
  Property, plant and equipment:
     Capital expenditures................................       (2.8)         (1.1)         (1.6)
     Proceeds from sales of property, plant and
       equipment.........................................        1.0            --         115.1
  Purchase of note receivable............................      (75.1)           --            --
  Investments in consolidated subsidiaries...............   (1,248.1)        (71.2)        (75.3)
  Changes in advances to subsidiaries....................      914.7        (354.4)          1.0
  Other -- net...........................................        6.3          (4.0)          (.6)
                                                           ---------       -------       -------
          Net cash provided (used) by investing
            activities...................................     (404.0)       (430.7)         38.6
                                                           ---------       -------       -------
          Increase (decrease) in cash and cash
            equivalents..................................       41.1          (9.6)          4.5
  Cash and cash equivalents at beginning of year.........       16.5          26.1          21.6
                                                           ---------       -------       -------
  Cash and cash equivalents at end of year...............  $    57.6       $  16.5       $  26.1
                                                           =========       =======       =======

                            See accompanying notes.

---------------

* Reclassified to conform to current classification.

                          THE WILLIAMS COMPANIES, INC.

                    NOTES TO FINANCIAL INFORMATION (PARENT)

NOTE 1. TRANSCO ENERGY ACQUISITION

     On January 18, 1995, Williams acquired 60 percent of Transco Energy's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco Energy's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco Energy common stock for approximately 10.4 million shares of Williams common stock valued at $334 million. The acquisition is accounted for as a purchase with 60 percent of Transco Energy's results of operations included in Williams' Consolidated Statement of Income for the period January 18, 1995, through April 30, 1995, and 100 percent included beginning May 1, 1955. See Note 2 of Notes to Consolidated Financial Statements for additional information on the Transco Energy acquisition.

NOTE 2. DISCONTINUED OPERATIONS

     On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations. Prior period operating results for the network services operations are reported as discontinued operations. See Note 3 of Notes to Consolidated Financial Statements for additional information on discontinued operations.

NOTE 3. SALES OF ASSETS

     In a 1993 public offering, Williams sold 6.1 million units in the Williams Coal Seam Gas Royalty Trust (Trust), which resulted in net proceeds of $113 million and a pre-tax gain of $51.6 million. The Trust owns defined net profits interests in the developed coal-seam properties in the San Juan Basin of New Mexico and Colorado, which were conveyed to the Trust by Williams Production Company. Ownership of an additional 3.6 million units remains with a subsidiary of Williams.

NOTE 4. LONG-TERM DEBT AND LEASES

     During 1995, Williams issued $360 million in convertible debentures and warrants to a wholly-owned subsidiary in exchange for 12.2 million shares of Williams common stock held by that subsidiary (see Note 5). The convertible debentures bear interest at 6 percent, mature in 2005 and are convertible into
9.3 million shares of Williams common stock at $38.58 per share. The warrants give the subsidiary the right to purchase 7.5 million shares of Williams common stock at $46.67 per share.

     Long-term debt due within one year at December 31, 1994 includes $350 million of borrowings under Williams' credit agreement. Amounts were repaid in January 1995.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments, for each of the next five years are as follows: 1996 -- $20 million; 1997 -- none; 1998 -- $310 million; 1999 -- $150 million; and 2000 -- $175 million. See Note 13 of Notes to Consolidated Financial Statements for additional information on long-term debt.

NOTE 5. STOCKHOLDERS' EQUITY

     In connection with the May 1, 1995, merger with Transco Energy, Williams exchanged all of Transco Energy's outstanding $3.50 cumulative convertible preferred stock for 2.5 million shares of Williams' $3.50 cumulative convertible preferred stock. See Note 14 of Notes to Consolidated Financial Statements for additional information on this exchange.

                          THE WILLIAMS COMPANIES, INC.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)

                    NOTES TO FINANCIAL INFORMATION (PARENT)

     During 1995, Williams exchanged 2.8 million shares of its $2.21 cumulative preferred stock with a carrying value of $69 million for 9.6 percent debentures. See Note 14 of Notes to Consolidated Financial Statements for additional information on this exchange.

     For financial reporting purposes, treasury stock of $394.8 million held at December 31, 1994, by a wholly-owned subsidiary of Williams has been presented as a reduction of stockholders' equity. A portion of this treasury stock was used in the acquisition of Transco Energy (see Note 1).

     The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. As provided for in the standard, Williams will not adopt the recognition provisions and will provide the pro forma net income and earnings-per-share disclosures required by the standard in its 1996 annual financial statements.

     Williams currently follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this standard, because the exercise price of Williams' fixed plan common stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

NOTE 6. DIVIDENDS RECEIVED

     Cash dividends from subsidiaries and companies accounted for on an equity basis are as follows: 1995 -- $1,110.2 million; 1994 -- $354.2 million; and 1993 -- $142.6 million.

NOTE 7. INCOME TAX AND INTEREST PAYMENTS

     Cash payments for income taxes are as follows: 1995 -- $326 million; 1994 -- $112 million; and 1993 -- $118 million.

     Cash payments for interest are as follows: 1995 -- $127.9 million; 1994 -- $90 million; and 1993 -- $96.6 million.

NOTE 8. FINANCIAL INSTRUMENTS

     Disclosure of financial instruments for the parent company are included in the consolidated disclosures. See Note 15 of Notes to Consolidated Financial Statements.

                          THE WILLIAMS COMPANIES, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(A)

                                                        ADDITIONS
                                                   --------------------
                                                   CHARGED
                                                   TO COSTS
                                      BEGINNING      AND                                          ENDING
                                       BALANCE     EXPENSES       OTHER       DEDUCTIONS(B)       BALANCE
                                      ---------    --------       -----       -------------       -------
                                                                  (MILLIONS)
Allowance for doubtful accounts:
  1995..............................    $ 7.9        $3.8         $1.6 (c)        $ 2.0            $11.3
  1994..............................     10.2         4.2(d)        --              6.5(e)           7.9
  1993..............................     17.3          .5(f)        --              7.6             10.2

---------------

(a) Deducted from related assets.

(b) Represents balances written off, net of recoveries and reclassifications.

(c) Relates primarily to acquisition of businesses.

(d) Excludes $5.7 million related to discontinued operations.

(e) Includes the discontinued operations beginning balance reclassification of $3.6 million.

(f) Includes $4.1 million reversal of amounts previously accrued.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Williams required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in Williams' Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 1996 (the "Proxy Statement"), which information is incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K. Information regarding the executive officers of Williams is presented following Item 4 herein, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated by reference herein.

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

             *(d) Certificate of Amendment of Restated Certificate of Incorporation, dated May 20, 1994 (filed as Exhibit 3(d) to Form 10-K for the fiscal year ended December 31, 1994).

             *(e) Certificate of Designation with respect to the $3.50 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1(c) to the Prospectus and Information Statement to Amendment No. 2 to the Registration Statement on Form S-4, filed March 30, 1995).

              (f) Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock.

             *(g) Rights Agreement, dated as of February 6, 1996, between Williams and First Chicago Trust Company of New York (filed as Exhibit 4 to Williams Form 8-K, filed January 24, 1996).

             *(h) By-laws of Williams (filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1993).

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

             *(b) U.S. $800,000,000 Credit Agreement, dated as of February 23, 1995, among Williams and certain of its subsidiaries and the banks named therein and Citibank, N.A., as agent (filed as Exhibit 4(b) to Form 10-K for the fiscal year ended December 31, 1994).

          Exhibit 10(iii) -- Compensatory Plans and Management Contracts

             *(a) The Williams Companies, Inc. Supplemental Retirement Plan, effective as of January 1, 1988 (filed as Exhibit 10(iii)(c) to Form 10-K for the year ended December 31, 1987).

             *(b) Form of Employment Agreement, dated January 1, 1990, between Williams and certain executive officers (filed as Exhibit 10(iii)(d) to Form 10-K for the year ended December 31, 1989).

             *(c) Form of The Williams Companies, Inc. Change in Control Protection Plan between Williams and employees (filed as Exhibit 10(iii)(e) to Form 10-K for the year ended December 31, 1989).

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

             *(f) The Williams Companies, Inc. 1990 Stock Plan (filed as Exhibit A to Williams' Proxy Statement, dated March 12, 1990).

              (g) The Williams Companies, Inc. Stock Plan for Non-Officer Employees.

             *(h) The Williams Companies, Inc. 1996 Stock Plan (filed as Exhibit A to Williams' Proxy Statement, dated March 27, 1996).

             *(i) The Williams Companies, Inc. 1996 Stock Plan for Non-Employee Directors (filed as Exhibit B to Williams' Proxy Statement, dated March 27, 1996).

             *(j) Indemnification Agreement, effective as of August 1, 1986, between Williams and members of the Board of Directors and certain officers of Williams (filed as Exhibit 10(iii)(e) to Form 10-K for the year ended December 31, 1986).

        Exhibit 11 -- Computation of Earnings Per Common and Common-equivalent
                      Share.

        Exhibit 12 -- Computation of Ratio of Earnings to Combined Fixed Charges
                      and Preferred Stock Dividend Requirements.

        Exhibit 20 -- Definitive Proxy Statement of Williams for 1996.

        Exhibit 21 -- Subsidiaries of the registrant.

        Exhibit 23 -- Consent of Independent Auditors.

        Exhibit 24 -- Power of Attorney together with certified resolution.

        Exhibit 27 -- Financial Data Schedule.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by Williams with the Securities and Exchange Commission during the fourth quarter of 1995.

     (d) The financial statements of partially-owned companies are not presented herein since none of them individually, or in the aggregate, constitute a significant subsidiary.

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

                                            THE WILLIAMS COMPANIES, INC.
                                                 (Registrant)


                                            By:     /s/  DAVID M. HIGBEE
                                                -----------------------------
                                                       David M. Higbee
                                                       Attorney-in-fact
Dated: March 27, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                          TITLE
---------------------------------------------    ---------------------------------------------
          /s/  KEITH E.  BAILEY*                  Chairman of the Board, President, Chief
---------------------------------------------      Executive Officer (Principal Executive
               Keith E. Bailey                     Officer) and Director


         /s/  JACK D. MCCARTHY*                  Senior Vice President -- Finance (Principal
---------------------------------------------      Financial Officer)
              Jack D. McCarthy


          /s/  GARY R. BELITZ*                   Controller (Principal Accounting Officer)
---------------------------------------------
               Gary R. Belitz


        /s/  HAROLD W. ANDERSEN*                 Director
---------------------------------------------
             Harold W. Andersen


          /s/  RALPH E. BAILEY*                  Director
---------------------------------------------
               Ralph E. Bailey


           /s/  GLENN A. COX*                    Director
---------------------------------------------
                Glenn A. Cox


       /s/  THOMAS H. CRUIKSHANK*                Director
---------------------------------------------
            Thomas H. Cruikshank


          /s/  ERVIN S. DUGGAN*                  Director
---------------------------------------------
               Ervin S. Duggan


        /s/  PATRICIA L. HIGGINS*                Director
---------------------------------------------
             Patricia L. Higgins


        /s/  ROBERT J. LAFORTUNE*                Director
---------------------------------------------
             Robert J. LaFortune


          /s/  JAMES C. LEWIS*                   Director
---------------------------------------------
               James C. Lewis

                  SIGNATURE                                          TITLE
---------------------------------------------    ---------------------------------------------
        /s/  JACK A. MACALLISTER*                                  Director
---------------------------------------------
             Jack A. MacAllister


         /s/  JAMES A. MCCLURE*                                    Director
---------------------------------------------
              James A. McClure


          /s/  PETER C. MEINIG*                                    Director
---------------------------------------------
               Peter C. Meinig


            /s/  KAY A. ORR*                                       Director
---------------------------------------------
                 Kay A. Orr


         /s/  GORDON R. PARKER*                                    Director
---------------------------------------------
              Gordon R. Parker


        /s/  JOSEPH H. WILLIAMS*                                   Director
---------------------------------------------
             Joseph H. Williams


*By       /s/  DAVID M. HIGBEE
     ----------------------------------------
               David M. Higbee
              Attorney-in-fact

Dated: March 27, 1996