Form 10-Q
period 1996-03-31
WILLIAMS COMPANIES INC
filed 1996-05-15
CIK 107263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

( X )
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                               ------------------------------------------------
                                     OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   ---------------------------

Commission file number                         1-4174
                       --------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 73-0569878
- -------------------------------------      ------------------------------------
       (State of Incorporation)            (IRS Employer Identification Number)

         ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                               74172
- ---------------------------------------    ------------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number:                (918) 588-2000
                               ------------------------------------------------

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

                             Yes   X       No
                                 -----        -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                  Outstanding at April 30, 1996
          -----                                  -----------------------------
  Common Stock, $1 par value                            104,754,425 Shares

                          THE WILLIAMS COMPANIES, INC.
                                     INDEX


Part I.  Financial Information                                                                                  Page
                                                                                                                ----
    Item 1.  Financial Statements

       Consolidated Statement of Income--Three Months
          Ended March 31, 1996 and 1995                                                                           2

       Consolidated Balance Sheet--March 31, 1996 and
          December 31, 1995                                                                                       4

       Consolidated Statement of Cash Flows--Three Months
          Ended March 31, 1996 and 1995                                                                           6

       Notes to Consolidated Financial Statements                                                                 8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                                 18


Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                                                    22

       Exhibit 11--Computation of Earnings Per Common and Common-
                     equivalent Share

       Exhibit 12--Computation of Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock Dividend
                     Requirements





Portions of this document may constitute "forward looking statements" as defined by federal law. Although The Williams Companies, Inc. believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s annual report on Form 10-K.

                          THE WILLIAMS COMPANIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                             (Millions)
                                                       -----------------------
                                                         Three months ended
                                                              March 31,
                                                       -----------------------
                                                        1996            1995*
                                                       ------         --------
Revenues:
  Williams Interstate Natural
    Gas Systems (Note 4)                               $455.7         $  321.3
  Williams Field Services Group                         199.1            132.1
  Williams Energy Services                               26.7             35.2*
  Williams Pipe Line                                    126.5             64.4
  WilTel                                                122.0            126.7
  WilTech Group                                          18.6              7.9
  Other                                                  12.6              7.3
  Intercompany eliminations                             (67.5)           (52.5)
                                                       ------         --------

    Total revenues                                      893.7            642.4
                                                       ------         --------

Profit-center costs and expenses:
  Costs and operating expenses                          499.4            351.1*
  Selling, general and administrative expenses          135.4            113.7
  Other (income) expense--net                             2.8              (.1)
                                                       ------         --------

    Total profit-center costs and expenses              637.6            464.7

Operating profit (loss):
  Williams Interstate Natural
    Gas Systems (Note 4)                                164.1             96.6
  Williams Field Services Group                          53.2             36.4
  Williams Energy Services                               16.4             25.0
  Williams Pipe Line                                     18.3             14.8
  WilTel                                                  3.0              7.9
  WilTech Group                                           (.2)            (2.1)
  Other                                                   1.3              (.9)
                                                       ------         --------

    Total operating profit                              256.1            177.7

General corporate expenses                              (11.1)           (11.9)
Interest accrued                                        (82.1)           (68.6)
Interest capitalized                                      1.8              1.3
Investing income                                          4.5             44.2
Other expense--net                                       (3.3)            (9.8)
                                                       ------         --------

Income from continuing operations
    before income taxes                                 165.9            132.9
Provision for income taxes (Note 5)                      61.0             49.7
                                                       ------         --------

Income from continuing operations                       104.9             83.2
Income from discontinued operations (Note 6)                -          1,005.7
                                                       ------         --------

Net income                                              104.9          1,088.9
Preferred stock dividends                                 2.6              2.1
                                                       ------         --------

Income applicable to common stock                      $102.3         $1,086.8
                                                       ======         ========

*Reclassified as described in Note 2.





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (concluded)
                                  (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                         1996            1995
                                                      ---------        --------
Primary earnings per common and
  common-equivalent share:
Income from continuing operations                     $     .95        $    .86
Income from discontinued operations (Note 6)                  -           10.71
                                                      ---------        --------

Net income                                            $     .95        $  11.57
                                                      =========        ========

Average shares (thousands)                              107,760          93,920

Fully diluted earnings per common and
  common-equivalent share:
Income from continuing operations                     $     .93        $    .86
Income from discontinued operations (Note 6)                  -           10.69
                                                      ---------        --------

Net income                                            $     .93        $  11.55
                                                      =========        ========

Average shares (thousands)                              111,912          94,117

Cash dividends per common share                       $     .34        $    .27
                                                      =========        ========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                           (Millions)
                                                   --------------------------
                                                   March 31,        December 31,
                                                     1996               1995
                                                   ---------        ------------
ASSETS
- ------

Current assets:
  Cash and cash equivalents                        $    87.6         $    90.4
  Receivables                                          685.8             525.0
  Transportation and exchange gas receivable           143.9             152.3
  Inventories                                          206.9             189.0
  Deferred income taxes                                232.4             213.9
  Other                                                198.7             173.2
                                                   ---------         ---------

    Total current assets                             1,555.3           1,343.8

Investments                                            130.4             307.6

Property, plant and equipment, at cost (Note 3)     10,624.3           9,478.7
Less accumulated depreciation and depletion         (1,637.2)         (1,464.0)
                                                   ---------         ---------
                                                     8,987.1           8,014.7

Other assets and deferred charges                      840.6             828.7
                                                   ---------         ---------

    Total assets                                   $11,513.4         $10,494.8
                                                   =========         =========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEET (concluded)
                                  (Unaudited)


                                                                              (Millions)
                                                                    ----------------------------------
                                                                    March 31,             December 31,
                                                                       1996                   1995
                                                                    ---------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Note payable (Note 9)                                              $   205.0             $       -
  Accounts payable                                                       487.3                 472.0
  Transportation and exchange gas payable                                103.1                 127.8
  Accrued liabilities (Note 7)                                         1,023.7               1,130.2
  Long-term debt due within one year (Note 9)                            323.7                 319.9
                                                                     ---------             ---------

      Total current liabilities                                        2,142.8               2,049.9

Long-term debt (Note 9)                                                3,694.9               2,874.0

Deferred income taxes                                                  1,600.8               1,568.2

Other liabilities                                                        792.4                 815.6

Contingent liabilities and commitments (Note 10)

Stockholders' equity:
  Preferred stock, $1 par value, 30,000,000 shares
    authorized, 3,291,052 shares issued in 1996 and 3,739,452
    shares issued in 1995                                                162.3                 173.5
  Common stock, $1 par value, 240,000,000 shares
    authorized, 106,115,559 shares issued in
    1996 and 105,337,948 shares issued in 1995                           106.1                 105.3
  Capital in excess of par value                                       1,077.1               1,051.1
  Retained earnings                                                    1,982.3               1,915.6
  Unamortized deferred compensation                                       (2.7)                 (2.3)
                                                                     ---------             ---------
                                                                       3,325.1               3,243.2

  Less treasury stock (at cost), 1,448,275 shares of
    common stock in 1996 and 1,573,203 shares of
    common stock in 1995, 401,600 shares of preferred
    stock in 1995                                                        (42.6)                (56.1)
                                                                     ---------             ---------

      Total stockholders' equity                                       3,282.5               3,187.1
                                                                     ---------             ---------

      Total liabilities and stockholders' equity                     $11,513.4             $10,494.8
                                                                     =========             =========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            (Millions)
                                                                      ------------------------
                                                                        Three months ended
                                                                             March 31,
                                                                      ------------------------
                                                                        1996            1995
                                                                      -------        ---------
OPERATING ACTIVITIES:
  Net income                                                          $ 104.9        $ 1,088.9
  Adjustments to reconcile to cash provided from
     operations:
        Discontinued operations                                             -         (1,005.7)
        Depreciation and depletion                                      112.8             83.5
        Provision for deferred income taxes                               7.8             10.7
        Changes in receivables sold                                      (5.1)           (56.7)
        Changes in receivables                                          (62.2)           122.8
        Changes in inventories                                          (14.8)            (7.5)
        Changes in other current assets                                  (4.3)            23.0
        Changes in accounts payable                                      45.5            (49.2)
        Changes in accrued liabilities                                  (15.6)             6.5
        Net change in non-current unrealized trading assets
           and liabilities                                               (8.0)           (23.2)
        Other, including changes in non-current assets
           and liabilities                                               23.5             (9.7)
                                                                      -------        ---------

             Net cash provided by operating activities                  184.5            183.4

FINANCING ACTIVITIES:
  Proceeds from notes payable                                           221.1              8.0
  Payments of notes payable                                             (16.1)          (593.3)
  Proceeds from long-term debt                                          971.9             20.0
  Payments of long-term debt                                           (785.8)          (648.4)
  Proceeds from issuance of common stock                                 26.3              2.2
  Dividends paid                                                        (38.2)           (26.2)
  Subsidiary preferred stock redemptions                                    -           (193.7)
  Other--net                                                             (2.6)             (.4)
                                                                      -------        ---------

             Net cash provided (used) by financing activities           376.6         (1,431.8)
                                                                      -------        ---------





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)
                                  (Unaudited)

                                                                          (Millions)
                                                                   ------------------------
                                                                      Three months ended
                                                                           March 31,
                                                                   ------------------------
                                                                     1996            1995
                                                                   -------         --------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures                                          $(115.6)        $ (135.9)
     Proceeds from sales                                                 -             10.9
     Changes in accounts payable and accrued liabilities             (11.1)            (2.0)
  Acquisition of businesses, net of cash acquired                   (215.0)          (478.6)
  Proceeds from sale of business                                         -          2,504.2
  Income tax and other payments related to discontinued
     operations                                                     (217.4)               -
  Purchase of note receivable                                            -            (75.1)
  Other--net                                                          (4.8)             3.8
                                                                   -------         --------

           Net cash provided (used) by investing activities         (563.9)         1,827.3
                                                                   -------         --------

           Increase (decrease) in cash and cash equivalents           (2.8)           578.9

Cash and cash equivalents at beginning of period                      90.4             36.1
                                                                   -------         --------

Cash and cash equivalents at end of period                         $  87.6         $  615.0
                                                                   =======         ========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  General

The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1995 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors but include all adjustments both normal recurring and others which, in the opinion of Williams' management, are necessary to present fairly its financial position at March 31, 1996, and results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.

Operating profit of operating companies may vary by quarter. Based on current rate structures and historical maintenance schedules, Transcontinental Gas Pipe Line and Texas Gas Transmission experience higher operating profits in the first and fourth quarters as compared to the second and third quarters.


Note 2.  Basis of presentation

Revenues and operating profit amounts for the three months ended March 31, 1995, include the operating results of Transco Energy since its January 18, 1995, acquisition by Williams.

Williams Energy Services' revenues and costs and operating expenses for the three months ended March 31, 1995, have been reclassified to report sales of natural gas, refined products and crude oil, net of the related costs to purchase such items, consistent with mark-to-market accounting for such trading activities.


Note 3.  Kern River Gas Transmission acquisition

On January 16, 1996, Williams acquired the remaining interest in Kern River Gas Transmission Company (Kern River) for $206 million in cash. The acquisition is accounted for as a purchase and the acquired assets and liabilities have been recorded based on an allocation of the purchase price. Substantially all of the purchase price in excess of the carrying value from the January acquisition of Kern River has been allocated to property, plant and equipment. Revenues and operating profit amounts for the three months ended March 31, 1996, include the operating results of Kern River since the acquisition date. Prior to this acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 4.  Williams Interstate Natural Gas Systems

                                                               (Millions)
                                         ------------------------------------------------------------
                                                       Three months ended March 31,
                                                Revenues                          Operating Profit
                                         ---------------------                -----------------------
                                          1996           1995                  1996             1995
                                         ------         ------                ------            -----
Northwest Pipeline                       $ 67.6         $ 59.1                $ 32.2            $26.5

Williams Natural Gas                       43.2           40.0                  12.4              9.3

Transcontinental Gas
  Pipe Line                               203.4          153.5                  52.8             38.3

Texas Gas Transmission                    102.6           68.7                  41.1             22.5

Kern River Gas
  Transmission                             38.9              -                  25.6                -
                                         ------         ------                ------            -----

                                         $455.7         $321.3                $164.1            $96.6
                                         ======         ======                ======            =====


Note 5.  Provision for income taxes

The provision (credit) for income taxes from continuing operations includes:

                                                       (Millions)
                                                 -----------------------
                                                   Three months ended
                                                        March 31,
                                                 -----------------------
                                                 1996              1995
                                                 -----             -----
           Current:
             Federal                             $44.7             $27.7
             State                                 8.5              11.3
                                                 -----             -----
                                                  53.2              39.0
           Deferred:
             Federal                               6.2              15.3
             State                                 1.6              (4.6)
                                                 -----             -----
                                                   7.8              10.7
                                                 -----             -----
           Total provision                       $61.0             $49.7
                                                 =====             =====


The effective income tax rate in 1996 is slightly greater than the federal statutory rate due primarily to the effects of state income taxes, partially offset by income tax credits from coal-seam gas production.

The effective income tax rate in 1995 is greater than the federal statutory rate due primarily to the effects of state income taxes, minority interest, and dividends on subsidiary preferred stock, partially offset by income tax credits from coal-seam gas production.

Cash payments for income taxes for continuing and discontinued operations for the three months ended March 31, 1996 and 1995, are $231.8 million and $2.4 million, respectively.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 6.  Discontinued operations

On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations. Under the terms of the agreement, Williams retained Williams Telecommunications Systems, Inc. (WilTel), a national telecommunications equipment supplier and service company, and Vyvx, Inc. (included in WilTech Group), which operates a national video network specializing in broadcast television applications and satellite transmission.


Note 7.  Accrued liabilities

                                                    (Millions)
                                          --------------------------------
                                          March 31,           December 31,
                                            1996                  1995
                                          ---------           ------------
Rate refunds                              $  228.8              $  180.6
Income taxes payable                         184.2                 371.6
Employee costs                               149.6                 135.9
Interest                                      74.9                  72.9
Taxes other than income taxes                 65.6                  51.2
Other                                        320.6                 318.0
                                          --------              --------
                                          $1,023.7              $1,130.2
                                          ========              ========


Note 8.  Adoption of accounting standard

Effective January 1, 1996, Williams adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on Williams' financial position or results of operations.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 9.  Long-term debt

Long-term debt consists of the following amounts:

                                                                               (Millions)
                                                                       --------------------------------
                                            Weighted average           March 31,           December 31,
                                             interest rate*              1996                  1995
                                            ----------------           ---------           ------------
The Williams Companies, Inc.
   Revolving credit loans                           -                  $      -            $   50.0
   Debentures, 8.875% - 10.25%,
      payable 2012, 2020, 2021
      and 2025                                    9.6                     587.6               587.7
   Notes, 7.5% - 9.625%,
      payable through 2001                        8.8                     830.3               842.4
Northwest Pipeline
   Debentures, 7.125% - 10.65%,
      payable through 2025                        9.0                     368.8               369.2
   Adjustable rate notes,
      payable through 2002                        9.0                      10.0                11.7
Williams Natural Gas
   Variable rate notes,
      payable 1999                                5.7                     130.0               130.0
Transcontinental Gas Pipe Line
   Debentures, 9.125%, payable
      1998 through 2017                           9.1                     152.8               153.0
   Notes, 8.125% - 9%,
      payable 1996, 1997 and 2002                 8.7                     379.8               381.1
   Adjustable rate notes,
      payable 2000                                6.2                     124.9               125.1
Texas Gas Transmission
   Notes, 9.625% and 8.625%,
      payable 1997 and 2004                       9.0                     255.1               255.9
Kern River Gas Transmission
   Notes, 6.42% and 6.72%,
      payable through 2001                        6.6                     643.3                   -
Williams Holdings of Delaware
   Revolving credit loans                         5.8                     150.0               150.0
   Debentures, 6.25%, due 2006                    6.3                     248.7                   -
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                        9.3                     110.0               110.0
Williams Energy Ventures
   Adjustable rate notes,
      payable through 2002                        8.1                      20.6                21.0
Other, payable through 1999                       7.9                       6.7                 6.8
                                                                       --------            --------
                                                                        4,018.6             3,193.9
Current portion of long-term debt                                        (323.7)             (319.9)
                                                                       --------            --------
                                                                       $3,694.9            $2,874.0
                                                                       ========            ========

*At March 31, 1996.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


In January 1996, Williams entered into a $205 million short-term borrowing agreement to finance the purchase of the remaining interest in Kern River Gas Transmission Company (See Note 3).

Under Williams' $800 million credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, Williams Pipe Line and Williams Holdings of Delaware, Inc. have access to varying amounts of the facility while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions. Certain amounts outstanding at March 31, 1996, under this facility do not reduce amounts available to Williams in the future. The available amount at March 31, 1996, is $753 million.

Subsequent to March 31, 1996, Transcontinental Gas Pipe Line redeemed $125 million of its adjustable rate notes primarily through the use of the above credit agreement; consequently, these notes are classified as long-term at March 31, 1996.

During March 1996, the Kern River floating-rate bank loan was refinanced through the issuance of 6.42 percent and 6.72 percent fixed-rate notes. Interest-rate swap agreements entered into by Kern River in prior years which effectively converted floating-rate debt to a fixed 9.1 percent remain outstanding. Concurrent with the refinancing, Kern River entered into additional interest-rate swap agreements which effectively offset the original interest-rate swaps and adjust the new fixed-rate notes to an effective interest rate of 8.7 percent.

Cash payments for interest (net of amounts capitalized) for the three months ended March 31, 1996 and 1995, are $97 million and $69 million, respectively.


Note 10.  Contingent liabilities and commitments

Rate and regulatory matters and related litigation

Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $195 million at March 31, 1996; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see Note 7 for the amount of revenues reserved for potential refund as of March 31, 1996.

In 1992, the FERC issued Order 636, Order 636-A and Order 636-B. These orders, which have been challenged in various respects by various parties in proceedings pending in the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Kern River Gas Transmission implemented its restructuring on August 1, 1993, Williams Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline, Texas Gas and Transcontinental Gas Pipe Line implemented their restructurings on November 1, 1993. Certain aspects of each pipeline company's restructuring are under appeal.

Contract reformations and gas purchase deficiencies

Each of the natural gas pipeline subsidiaries has undertaken the reformation of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

In 1994, Williams Natural Gas and a producer executed a number of agreements to resolve outstanding issues. Portions of the settlement were subject to regulatory approvals, including the regulatory abandonment of a certain Williams Natural Gas gathering system on terms acceptable to Williams Natural Gas. In May

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1995, the FERC issued orders granting the requisite approvals. One party requested rehearing of the decision regarding abandonment of the gathering system and in April 1996, the FERC affirmed its May 1995 decision.

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

Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made four filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in gas supply realignment costs, and provided for an offset of $3 million. The third and fourth filings covered additional costs of $8 million and $6 million, respectively, which are similar in nature to the costs in the second filing. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by the second, third and fourth filings. Williams Natural Gas believes that these filings will most likely also be approved. As of March 31, 1996, this subsidiary had an accrual of $84 million for its then- estimated remaining contract-reformation and gas supply realignment costs. Williams Natural Gas will make additional filings under the applicable FERC orders to recover such further costs as may be incurred in the future. Williams Natural Gas has recorded a regulatory asset of approximately $84 million for estimated future recovery of the foregoing costs.

In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. The settlement provides that Texas Gas will recover 100 percent of such costs up to $50 million, will share in costs incurred between $50 million and $80 million, and will absorb any such costs above $80 million. The settlement also extends Texas Gas' pricing differential mechanism to November 1, 1996, and beyond that date for contracts in litigation as of that date. Through March 31, 1996, Texas Gas has paid approximately $64 million for gas supply realignment costs, primarily as a result of contract terminations, and has accrued a liability of approximately $16 million for its estimated remaining gas supply realignment costs. Texas Gas has recovered approximately $50 million plus interest in gas supply realignment costs, and in accordance with the terms of its settlement has recorded a regulatory asset of approximately $18 million for the estimated future recovery of such costs, which is expected to be collected from customers prior to December 31, 1997. Ninety percent of the cost recovery is collected through demand surcharges on

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Texas Gas' firm transportation rates; the remaining 10 percent is recoverable from interruptible transportation service.

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

Environmental matters

Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies underway to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At March 31, 1996, these subsidiaries had reserves totaling approximately $45 million for these costs.

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

In February 1995, Transcontinental Gas Pipe Line was served as a defendant in a lawsuit filed in U.S. district court in Virginia by three individuals for alleged violations of several provisions of both federal and state laws. In October 1995, the court dismissed the lawsuit but provided that the plaintiffs could amend and refile their complaint to allege a state law nuisance claim and they did so. In April 1996, Transcontinental Gas Pipe Line entered into a settlement with the individuals resolving the litigation.

Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have also been involved in negotiations with the U.S. Environmental Protection Agency
(EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have commenced with certain environmental authorities by Williams Natural Gas and Transcontinental Gas Pipe Line. As of March 31, 1996, Williams Natural Gas had recorded a liability for approximately $25 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $45 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At March 31, 1996, Williams had approximately $7 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

A lawsuit was filed in May 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. In June 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. This decision was appealed by the plaintiffs and in February 1996, the Colorado court of appeals affirmed the dismissal. Since June 1994, eight individual lawsuits have been filed against Northwest Pipeline in U.S. district court in Colorado, making essentially the same claims. Northwest Pipeline is vigorously defending these lawsuits.

Other legal matters

In December 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. district court in

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


North Dakota against Transcontinental Gas Pipe Line and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. In September 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys' fees. In March 1994, the parties executed definitive agreements which would settle the litigation subject to final non- appealable regulatory approvals. The settlement is also subject to a FERC ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. In October 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition for approval of the settlement with similar petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. In December 1995, the administrative law judge issued an initial decision in which he rejected the settlement agreements, finding that they were not prudent, and he ordered the pipeline companies to refund to their customers amounts collected since May 1993, in excess of the amounts he determined were appropriate. At the time of the ruling, Transcontinental Gas Pipe Line estimated that its share of the refunds the administrative law judge would require was approximately $75 million. The pipelines would be entitled to collect the amount of any such customer refunds from Dakota. The administrative law judge's decision is subject to review by the FERC. In February 1996, certain parties filed with the FERC a motion requesting that the FERC establish an additional proceeding to consider claims for additional refunds. Transcontinental Gas Pipe Line's share of these claimed additional refunds is $90 million and pertain to amounts paid to Dakota from November 1, 1988, to May 1, 1993. The pipelines have opposed this motion.

In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits in which damages claimed aggregated in excess of $133 million. Five of the eight lawsuits have been settled for cash payments aggregating approximately $8.5 million, all of which have previously been accrued, and of which approximately $3 million is recoverable as transition costs under Order 636. In addition, in July 1995, a judge in a Texas state court granted a motion by Transcontinental Gas Pipe Line for partial summary judgment, rejecting a major portion of the plaintiff's claims in one of the remaining lawsuits. Producers have received and may receive other demands which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazleton, Pennsylvania (the Facility). Hazleton Fuel Management Company (HFMC), a subsidiary of Transco Energy, supplies natural gas and fuel oil to the Facility. As of March 31, 1996, it had current outstanding receivables from the Partnership of approximately $20 million, all of which has been reserved. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. In March 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC.
HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 1996 vs. First Quarter 1995

NORTHWEST PIPELINE'S revenues increased $8.5 million, or 14 percent, due primarily to higher transportation revenues resulting from higher throughput volumes, related to the expansion of mainline capacity placed into service on December 1, 1995. Total throughput increased 29.3 TBtu, or 14 percent. Operating profit increased $5.7 million, or 21 percent, due primarily to the expansion of mainline capacity.

WILLIAMS NATURAL GAS' revenues increased $3.2 million, or 8 percent, and operating profit increased $3.1 million, or 33 percent, due primarily to new tariff rates that became effective August 1, 1995. In addition, the current quarter benefitted from lower discounting and increased throughput resulting from colder weather. Total throughput increased 15.6 TBtu, or 15 percent.

TRANSCONTINENTAL GAS PIPE LINE'S revenues and operating profit increased $49.9 million, or 32 percent, and $14.5 million, or 38 percent, respectively, due primarily to a full quarter of operations in 1996 compared with the first quarter of 1995, which reflected operations from January 18, 1995, when Williams acquired majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were $35.8 million. The first quarter 1996 also benefitted from a system expansion placed into service in late 1995. Total throughput increased 132.4 TBtu, or 41 percent, due primarily to a full quarter of operations in 1996 compared to the partial quarter in 1995. Because of its rate structure and historical maintenance schedule, Transco typically experiences its greatest profitability in the first and fourth quarters of the year.

TEXAS GAS TRANSMISSION'S revenues and operating profit increased $33.9 million, or 49 percent, and $18.6 million, or 83 percent, respectively, due primarily to the new rates that became effective on April 1, 1995, and an adjustment to rate refund accruals based on a recent rate-case settlement. Also, the first quarter of 1995 reflected operations from January 18, when Williams acquired majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were $16 million. Total throughput increased 54 percent due primarily to a full quarter of operations in 1996 compared to the partial quarter in 1995. Because of its rate structure and historical maintenance schedule, Texas Gas typically experiences its greatest profitability in the first and fourth quarters of the year.

KERN RIVER GAS TRANSMISSION (Kern River) operates a natural gas pipeline system extending from Wyoming through Utah and Nevada to California. On January 16, 1996, Williams acquired the remaining interest in Kern River. Revenues and operating profit amounts for the three months ended March 31, 1996, include the operating results of Kern River since the acquisition date. Kern River's revenues were $38.9 million in the first quarter of 1996, while costs and operating expenses were $13.3 million and operating profit was $25.6 million. Prior to this acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income. Investing income for the first quarter of 1996 includes $1.5 million for the period prior to the acquisition date, compared to $8.5 million for the entire first quarter of 1995. Throughput was

58.6 TBtu in the first quarter of 1996 (for the period subsequent to the acquisition date). Throughput for the entire first quarter 1996 is comparable to first quarter 1995.

WILLIAMS FIELD SERVICES GROUP'S revenues increased $67 million, or 51 percent, due primarily to higher gathering, processing and natural gas liquids sales revenues of $17 million, $5 million and $10 million, respectively, combined with increased natural gas sales volumes. Gathering, processing and natural gas liquids volumes increased 37 percent, 29 percent and 20 percent, respectively. Costs and operating expenses increased $46 million, or 57 percent, due primarily to higher natural gas purchase volumes and expanded facilities. Other (income) expense--net includes a $3 million environmental remediation accrual. Operating profit increased $16.8 million, or 46 percent, due primarily to higher gathering and processing revenues and increased natural gas and gas liquids margins, partially offset by higher costs and expenses associated with expanded facilities and the environmental remediation accrual.

WILLIAMS ENERGY SERVICES' revenues decreased $8.5 million, or 24 percent, as first-quarter 1995 results included $21 million from originated long-term supply obligations. Partially offsetting this revenue decrease were higher price-risk management and physical trading revenues of $6 million and $7 million, respectively. Natural gas physical trading volumes increased 26 percent due primarily to a full quarter of Transco Energy's gas trading activities in addition to a colder winter. Operating profit decreased $8.6 million, or 35 percent, due primarily to the decrease in revenues.

WILLIAMS PIPE LINE'S revenues (including Williams Energy Ventures) increased $62.1 million, or 96 percent, due primarily to increases in transportation and non-transportation revenues of $4 million and $58 million, respectively. Shipments increased 14 percent due primarily to new business and the impact during 1995 of unfavorable weather conditions and a November 1994 fire at a truck-loading rack. Average length of haul and transportation rate per barrel decreased 4 percent due primarily to shorter haul movements. The increase in non-transportation revenue is due primarily to Williams Energy Ventures' ethanol sales following the 1995 acquisition of Pekin Energy and construction of the Nebraska Energy plant. Costs and expenses increased $59 million, or 118 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) increased $3.5 million, or 23 percent, due primarily to increased transportation revenues. Williams Energy Ventures' results declined $900,000 to a $2.1 million operating loss in 1996, as abnormally high prices for corn used in the production of ethanol resulted in losses at Pekin Energy and Nebraska Energy.

WILTEL'S revenues decreased $4.7 million, or 4 percent, due primarily to lower business activity resulting from inclement weather in the northeastern and central parts of the country, which unfavorably impacted revenues by $12 million. Partially offsetting the lower business activity was $6 million attributable to the January 1996 acquisition of ComLink, Inc. The number of ports in service at March 31, 1996, increased 12 percent compared to March 31, 1995. Costs and operating expenses decreased $4 million, or 4 percent, due primarily to decreased business activity. Selling, general and administrative expenses increased $5 million, or 22 percent, due primarily to the impact of the ComLink acquisition and costs related to management information systems, system integration and Internet capabilities. Operating profit decreased $4.9 million, or 62 percent, due primarily to decreased business activity resulting from the inclement weather and increased costs related to management information systems, system integration and Internet capabilities.

WILTECH'S revenues increased $10.7 million, or 136 percent, due primarily to $5 million in higher digital television services provided, and $4 million attributable to the October 1995 acquisition of NUS Training. Occasional service billable minutes and dedicated service voice grade equivalent miles each increased 19 percent. A $9 million increase in costs and expenses reflects the overall increase in sales activity and higher expenses for developing additional products and services. Operating loss decreased $1.9 million due primarily to the increased sales activity.

GENERAL CORPORATE EXPENSES decreased $800,000 due primarily to the absence of a $4 million contribution in 1995 to The Williams Companies Foundation, largely offset by higher employee compensation expense and professional services. Interest accrued increased $13.5 million, or 20 percent, due primarily to $643 million of debt assumed with the acquisition of Kern River (see Note 3). Investing income decreased $39.7 million, or 90 percent, due primarily to the absence of a 1995 $15 million dividend from Texasgulf Inc, and interest earned in 1995 on the invested portion of the cash proceeds from the sale of Williams' network services operations, in addition to $7 million lower equity earnings from Williams' 50 percent ownership in Kern River. Kern River's 1996 operating results are included in operating profit since the acquisition date (see Note
3). Other expense--net decreased $6.5 million, or 67 percent, due to the absence of $8 million in minority interest expense associated with the January 1995 Transco Energy acquisition. The effective income tax rate in 1996 is slightly greater than the federal statutory rate due primarily to the effects of state income taxes, partially offset by income tax credits from coal-seam gas production. The effective income tax rate in 1995 is greater than the federal statutory rate due primarily to the effects of state income taxes, minority interest and dividends on subsidiary preferred stock, partially offset by income tax credits from coal-seam gas production.

On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations (see Note 6).

Financial condition and Liquidity

Liquidity

Williams considers its liquidity to come from two sources; internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At March 31, 1996, Williams had access to $817 million of liquidity representing the available portion of its $800 million bank-credit facility plus cash-equivalent investments. This compares with liquidity of $726 million at December 31, 1995, and $1.4 billion at March 31, 1995. Liquidity at March 31, 1995, included a portion of the cash proceeds from the sale of the network services operations.

In 1996, capital expenditures (excluding acquisition of businesses) are estimated to be approximately $1.1 billion. During 1996, Williams expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of its $800 million bank-credit facility or public debt/equity offerings.

Financing Activities

On January 16, 1996, Williams acquired the remaining interest in Kern River Gas Transmission Company for $206 million in cash and entered into a $205 million short-term borrowing agreement to finance the purchase (see Note 3).

The consolidated long-term debt to long-term debt-plus-equity ratio increased to 53 percent at March 31, 1996, from 47.4 percent at December 31, 1995. The increase is due primarily to the assumption of Kern River's debt, combined with the issuance of $250 million of debentures by Williams Holdings under a $400 million shelf registration statement filed with the Securities and Exchange Commission in January 1996.

During March 1996, the Kern River floating-rate bank loan was refinanced through the issuance of 6.42 percent and 6.72 percent fixed-rate notes. Interest-rate swap agreements entered into by Kern River in prior years which effectively converted floating-rate debt to a fixed 9.1 percent remain outstanding. Concurrent with the refinancing, Kern River entered into additional interest-rate swap agreements which effectively offset the original interest-rate swaps and adjust the new fixed-rate notes to an effective interest rate of 8.7 percent.

Subsequent to March 31, 1996, Transcontinental Gas Pipe Line redeemed $125 million of its adjustable rate notes primarily through the use of the $800 million bank-credit facility.

The increase in receivables from December 31, 1995, is due primarily to increased trading activities by Williams Energy Services. The increase in property, plant and equipment primarily reflects consolidation of Kern River following the January 1996 acquisition.

Other

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

Williams currently follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this standard, because the exercise price of Williams' fixed-plan common stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)   The exhibits listed below are filed as part of this report:

              Exhibit 11--Computation of Earnings Per Common and Common-
                          equivalent Share

              Exhibit 12--Computation of Ratio of Earnings to Combined Fixed
                          Charges and Preferred Stock Dividend Requirements

        (b) During the first quarter of 1996, the Company filed a Form 8-K on January 24, 1996 which reported a significant event under
              Item 5 of the Form and included the exhibits required by Item 7 of the Form.

                                                                      Exhibit 11

                          THE WILLIAMS COMPANIES, INC.
         COMPUTATION OF EARNINGS PER COMMON AND COMMON-EQUIVALENT SHARE
                   Three months ended March 31, 1996 and 1995

                                                                                             (Thousands, except
                                                                                             per-share amounts)
                                                                                          ------------------------
                                                                                            1996           1995
                                                                                          --------      ----------
Primary earnings:
  Income from continuing operations                                                       $104,900      $   83,200
  Preferred stock dividends:
    $2.21 cumulative preferred stock                                                           400           2,100
    $3.50 cumulative convertible preferred stock                                             2,200               -
                                                                                          --------      ----------
  Income from continuing operations, net of  preferred stock dividends                     102,300          81,100
  Income from discontinued operations                                                            -       1,005,700
                                                                                          --------      ----------
  Income applicable to common stock                                                       $102,300      $1,086,800
                                                                                          ========      ==========
Primary shares:
  Average number of common shares outstanding during the period                            104,342          90,974
  Common-equivalent shares attributable to options and deferred stock                        3,418           2,946
                                                                                          --------      ----------
  Total common and common-equivalent shares                                                107,760          93,920
                                                                                          ========      ==========
Primary earnings per common and common-equivalent share:
  Income from continuing operations                                                       $    .95      $      .86
  Income from discontinued operations                                                            -           10.71
                                                                                          --------      ----------
  Net income                                                                              $    .95      $    11.57
                                                                                          ========      ==========
Fully diluted earnings:
  Income from continuing operations                                                       $104,900      $   83,200
  Preferred stock dividends:
    $2.21 cumulative preferred stock                                                           400           2,100
                                                                                          --------      ----------
  Income from continuing operations, net of preferred stock dividends                      104,500          81,100
  Income from discontinued operations                                                            -       1,005,700
                                                                                          --------      ----------
  Income applicable to common stock                                                       $104,500      $1,086,800
                                                                                          ========      ==========
Fully diluted shares:
  Average number of common shares outstanding during the period                            104,342          90,974
  Common-equivalent shares attributable to options and deferred stock                        3,664           3,143
  Dilutive preferred shares                                                                  3,906               -
                                                                                          --------      ----------
  Total common and common-equivalent shares                                                111,912          94,117
                                                                                          ========      ==========
Fully diluted earnings per common and common-equivalent share:
  Income from continuing operations                                                       $    .93      $      .86
  Income from discontinued operations                                                            -           10.69
                                                                                          --------      ----------
  Net income                                                                              $    .93      $    11.55
                                                                                          ========      ==========

                                                                      Exhibit 12

                 THE WILLIAMS COMPANIES, INC. AND SUBSIDIARIES
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                   AND PREFERRED STOCK DIVIDEND REQUIREMENTS
                             (Dollars in millions)


                                                                         Three Months Ended
                                                                           March 31, 1996
                                                                         ------------------
Earnings:
   Income from continuing operations before income taxes                       $165.9
   Add:
      Interest expense - net                                                     80.3
      Rental expense representative of interest factor                            6.5
      Interest accrued - 50 percent owned company                                 1.3
      Other                                                                        .8
                                                                               ------

         Total earnings as adjusted plus fixed charges                         $254.8
                                                                               ======
Fixed charges and preferred stock dividend requirements:
   Interest expense - net                                                      $ 80.3
   Capitalized interest                                                           1.8
   Rental expense representative of interest factor                               6.5
   Pretax effect of dividends on preferred stock of
      the Company                                                                 4.2
   Interest accrued - 50 percent owned company                                    1.3
                                                                               ------
         Combined fixed charges and preferred stock dividend
           requirements                                                        $ 94.1
                                                                               ======
Ratio of earnings to combined fixed charges and
   preferred stock dividend requirements                                       $ 2.71
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


May 14, 1996