Form 10-Q
period 1996-06-30
WILLIAMS COMPANIES INC
filed 1996-08-14
CIK 107263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

 ( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                              --------------------------------------------------

                                       OR


(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission file number                     1-4174
                        --------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   73-0569878
- ---------------------------------------     -----------------------------------
       (State of Incorporation)             (IRS Employer Identification Number)

         ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                                74172
- ---------------------------------------     -----------------------------------
(Address of principal executive office)                  (Zip Code)


Registrant's telephone number:                        (918) 588-2000
                              --------------------------------------------------

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

                             Yes   X       No
                                --------      --------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                  Outstanding at July 31, 1996
- ------------------------------                    ------------------------------
  Common Stock, $1 par value                            104,924,670 Shares

                          THE WILLIAMS COMPANIES, INC.
                                     INDEX


Part I.  Financial Information                                                                                 Page
                                                                                                               ----
    Item 1.  Financial Statements


       Consolidated Statement of Income--Three Months and Six Months
          Ended June 30, 1996 and 1995                                                                            2


       Consolidated Balance Sheet--June 30, 1996 and
          December 31, 1995                                                                                       4


       Consolidated Statement of Cash Flows--Six Months
          Ended June 30, 1996 and 1995                                                                            6


       Notes to Consolidated Financial Statements                                                                 8


    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                               20


Part II.  Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders                                                 27

    Item 6.  Exhibits and Reports on Form 8-K                                                                    27

       Exhibit 11--Computation of Earnings Per Common and Common-
                           equivalent Share

       Exhibit 12--Computation of Ratio of Earnings to Combined
                           Fixed Charges and Preferred Stock Dividend
                           Requirements





Portions of this document may constitute "forward-looking statements" as defined by federal law. Although The Williams Companies, Inc. believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s annual report on Form 10-K.

                          THE WILLIAMS COMPANIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                                    (Millions)
                                                             ---------------------------------------------------------
                                                              Three months ended                  Six months ended
                                                                   June 30,                           June 30,
                                                             -----------------------          ------------------------
                                                               1996           1995              1996           1995
                                                             --------       --------          --------       ---------
Revenues:
   Williams Interstate Natural
     Gas Systems (Note 4)                                     $402.7           $354.2         $  858.4       $  675.5
   Williams Field Services Group                               167.6            145.0            366.7          277.1
   Williams Energy Services                                     23.5             11.7*            50.2           46.9*
   Williams Pipe Line                                          136.3             69.1            262.8          133.5
   WilTel                                                      132.9            116.8            254.9          243.5
   WilTech Group                                                28.6             10.7             47.2           18.6
   Other                                                        12.6              2.7             25.2           10.0
   Intercompany eliminations                                   (66.7)           (46.3)          (134.2)         (98.8)
                                                              ------           ------         --------       --------

     Total revenues                                            837.5            663.9          1,731.2        1,306.3
                                                              ------           ------         --------       --------

Profit-center costs and expenses:
   Costs and operating expenses                                493.9            400.1*           993.3          751.2*
   Selling, general and administrative expenses                142.0            121.3            277.4          235.0
   Other income--net                                            (3.8)            (1.9)            (1.0)          (2.0)
                                                              ------           ------         --------       --------

     Total profit-center costs and expenses                    632.1            519.5          1,269.7          984.2
                                                              ------           ------         --------       --------

Operating profit (loss):
   Williams Interstate Natural
     Gas Systems (Note 4)                                      124.0             89.8            288.1          186.4
   Williams Field Services Group                                40.1             34.4             93.3           70.8
   Williams Energy Services                                     13.2               .3             29.6           25.3
   Williams Pipe Line                                           25.8             15.7             44.1           30.5
   WilTel                                                        5.0              6.1              8.0           14.0
   WilTech Group                                                (3.9)            (1.5)            (4.1)          (3.6)
   Other                                                         1.2              (.4)             2.5           (1.3)
                                                              ------           ------         --------       --------

     Total operating profit                                    205.4            144.4            461.5          322.1

General corporate expenses                                      (7.1)            (6.2)           (18.2)         (18.1)
Interest accrued                                               (90.0)           (68.2)          (172.1)        (136.8)
Interest capitalized                                              .6              4.5              2.4            5.8
Investing income                                                 3.6             23.7              8.1           67.9
Loss on sale of investment (Note 5)                                -            (12.6)               -          (12.6)
Other expense--net                                              (3.0)            (4.2)            (6.3)         (14.0)
                                                              ------           ------         --------       --------

Income from continuing operations
   before income taxes                                         109.5             81.4            275.4          214.3
Provision (credit) for income taxes
   (Notes 5 and 6)                                              29.1             (1.9)            90.1           47.8
                                                              ------           ------         --------       --------

Income from continuing operations                               80.4             83.3            185.3          166.5
Income from discontinued operations (Note 7)                       -                -                -        1,005.7
                                                              ------           ------         --------       --------

Net income                                                      80.4             83.3            185.3        1,172.2
Preferred stock dividends                                        2.6              3.4              5.2            5.5
                                                              ------           ------         --------       --------

Income applicable to common stock                             $ 77.8           $ 79.9         $  180.1       $1,166.7
                                                              ======           ======         ========       ========


*Reclassified as described in Note 2.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (concluded)
                                  (Unaudited)


                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                              ------------------------          ------------------------
                                                               1996              1995            1996             1995
                                                              -------         -------           -------          -------
Primary earnings per common and
  common-equivalent share:
    Income from continuing operations                        $    .72        $    .79           $   1.67         $  1.65
    Income from discontinued operations (Note 7)                    -               -                  -           10.27
                                                             --------        --------           --------         -------
    Net income                                               $    .72        $    .79           $   1.67         $ 11.92
                                                             ========        ========           ========         =======
    Average shares (thousands)                                108,248         101,739            108,004          97,849

Fully diluted earnings per common and
  common-equivalent share:
    Income from continuing operations                        $    .71        $    .78           $   1.65         $  1.64
    Income from discontinued operations (Note 7)                    -               -                  -           10.12
                                                             --------        --------           --------         -------
    Net income                                               $    .71        $    .78           $   1.65         $ 11.76
                                                             ========        ========           ========         =======
    Average shares (thousands)                                112,154         104,518            112,033          99,330

Cash dividends per common share                              $    .34        $    .27           $    .68         $   .54
                                                             ========        ========           ========         =======


                            See accompanying notes.

                        THE WILLIAMS COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)


                                                                               (Millions)
                                                                   ------------------------------------
                                                                    June 30,              December 31,
                                                                      1996                     1995
                                                                   ---------               ------------
ASSETS

Current assets:
   Cash and cash equivalents                                        $    65.5              $    90.4
   Receivables                                                          631.4                  525.0
   Transportation and exchange gas receivable                           126.7                  152.3
   Inventories                                                          205.7                  189.0
   Deferred income taxes                                                235.5                  213.9
   Other                                                                196.5                  173.2
                                                                    ---------              ---------

       Total current assets                                           1,461.3                1,343.8

Investments                                                             149.5                  307.6

Property, plant and equipment, at cost (Note 3)                      10,793.1                9,478.7
Less accumulated depreciation and depletion                          (1,733.2)              (1,464.0)
                                                                    ---------              ---------
                                                                      9,059.9                8,014.7

Other assets and deferred charges                                       909.7                  828.7
                                                                    ---------              ---------

       Total assets                                                 $11,580.4              $10,494.8
                                                                    =========              =========





                            See accompanying notes.

                                   THE WILLIAMS COMPANIES, INC.
                              CONSOLIDATED BALANCE SHEET (concluded)
                                            (Unaudited)


                                                                             (Millions)
                                                                     -------------------------
                                                                      June 30,    December 31,
                                                                        1996          1995
                                                                     ---------    ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
    Current liabilities:
      Notes payable (Note 10)                                        $    83.7     $       -
      Accounts payable                                                   439.5         472.0
      Transportation and exchange gas payable                             73.8         127.8
      Accrued liabilities (Note 8)                                     1,016.7       1,130.2
      Long-term debt due within one year (Note 10)                       311.0         319.9
                                                                     ---------     ---------

          Total current liabilities                                    1,924.7       2,049.9

    Long-term debt (Note 10)                                           3,884.2       2,874.0

    Deferred income taxes                                              1,594.7       1,568.2

    Other liabilities                                                    840.2         815.6

    Contingent liabilities and commitments (Note 11)

    Stockholders' equity:
      Preferred stock, $1 par value, 30,000,000 shares
        authorized, 3,244,752 shares issued in 1996 and 3,739,452
        shares issued in 1995                                            161.1         173.5
      Common stock, $1 par value, 240,000,000 shares
        authorized, 106,376,432 shares issued in
        1996 and 105,337,948 shares issued in 1995                       106.4         105.3
      Capital in excess of par value                                   1,086.3       1,051.1
      Retained earnings                                                2,024.4       1,915.6
      Unamortized deferred compensation                                   (2.5)         (2.3)
                                                                     ---------     ---------
                                                                       3,375.7       3,243.2

      Less treasury stock (at cost), 1,329,127 shares of
        common stock in 1996 and 1,573,203 shares of
        common stock in 1995, 401,600 shares of preferred
        stock in 1995                                                    (39.1)        (56.1)
                                                                     ---------     ---------

          Total stockholders' equity                                   3,336.6       3,187.1
                                                                     ---------     ---------

          Total liabilities and stockholders' equity                 $11,580.4     $10,494.8
                                                                     =========     =========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                                (Millions)
                                                                                        ---------------------------
                                                                                              Six months ended
                                                                                                  June 30,
                                                                                        ---------------------------
                                                                                           1996            1995
                                                                                          ------          ------
OPERATING ACTIVITIES:
  Net income                                                                              $  185.3      $ 1,172.2
  Adjustments to reconcile to cash provided from
     operations:
        Discontinued operations                                                                  -       (1,005.7)
        Depreciation and depletion                                                           219.0          173.4
        Provision for deferred income taxes                                                    2.3           26.9
        Loss on sale of investment                                                               -           12.6
        Changes in receivables sold                                                          (22.5)          27.5
        Changes in receivables                                                                43.2          136.3
        Changes in inventories                                                               (12.2)           9.4
        Changes in other current assets                                                       (5.6)          18.9
        Changes in accounts payable                                                          (11.9)        (107.9)
        Changes in accrued liabilities                                                       (64.5)         (40.9)
        Net change in non-current unrealized trading assets
           and liabilities                                                                   (27.7)         (26.1)
        Other, including changes in non-current assets
           and liabilities                                                                    30.8          (23.2)
                                                                                          --------       --------

           Net cash provided by operating activities                                         336.2          373.4

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                304.8              -
  Payments of notes payable                                                                 (221.1)        (507.0)
  Proceeds from long-term debt                                                             1,271.9           95.5
  Payments of long-term debt                                                                (907.2)        (808.4)
  Proceeds from issuance of common stock                                                      36.8           15.5
  Dividends paid                                                                             (76.5)         (57.2)
  Subsidiary preferred stock redemptions                                                         -         (193.7)
  Other--net                                                                                  (5.0)           2.5
                                                                                          --------      ---------

           Net cash provided (used) by financing activities                                  403.7       (1,452.8)
                                                                                          --------      ---------


                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (concluded)
                                  (Unaudited)



                                                                                             (Millions)
                                                                                          Six months ended
                                                                                               June 30,
                                                                                       --------------------------
                                                                                          1996           1995
                                                                                       ----------    ------------
INVESTING ACTIVITIES:
  Property, plant and equipment:
     Capital expenditures                                                                $(273.8)        $ (349.5)
     Proceeds from sales                                                                       -             31.4
     Changes in accounts payable and accrued liabilities                                   (11.5)            19.0
  Acquisition of businesses, net of cash acquired                                         (236.7)          (648.1)
  Proceeds from sale of businesses                                                             -          2,570.4
  Income tax and other payments related to discontinued
     operations                                                                           (220.8)          (250.3)
  Proceeds from sale of investment                                                             -            123.7
  Purchase of note receivable                                                                  -            (75.1)
  Purchase of investments                                                                  (27.9)               -
  Other--net                                                                                 5.9              4.7
                                                                                         -------         --------
           Net cash provided (used) by investing activities                               (764.8)         1,426.2
                                                                                         -------         --------
           Increase (decrease) in cash and cash equivalents                                (24.9)           346.8

Cash and cash equivalents at beginning of period                                            90.4             36.1
                                                                                         -------         --------
Cash and cash equivalents at end of period                                               $  65.5         $  382.9
                                                                                         =======         ========





                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  General

The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1995 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors, but include all adjustments both normal recurring and others which, in the opinion of Williams' management, are necessary to present fairly its financial position at June 30, 1996, results of operations for the three months and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

Operating profit of operating companies may vary by quarter. Based on current rate structures and/or historical maintenance schedules, Transcontinental Gas Pipe Line and Texas Gas Transmission experience lower operating profits in the second and third quarters as compared to the first and fourth quarters.


Note 2.  Basis of presentation

Revenues and operating profit amounts for the three months and six months ended June 30, 1995, include the operating results of Transco Energy Company since its January 18, 1995, acquisition by Williams.

Williams Energy Services' revenues and costs and operating expenses for the three months and six months ended June 30, 1995, have been reclassified to report sales of natural gas, refined products and crude oil, net of the related costs to purchase such items, consistent with mark-to-market accounting for such trading activities.


Note 3.  Kern River Gas Transmission acquisition

On January 16, 1996, Williams acquired the remaining interest in Kern River Gas Transmission Company (Kern River) for $206 million in cash. The acquisition is accounted for as a purchase and the acquired assets and liabilities have been recorded based on an allocation of the purchase price. Substantially all of the purchase price in excess of the carrying value from the January acquisition of Kern River has been allocated to property, plant and equipment. Revenues and operating profit amounts for the three months and six months ended June 30, 1996, include the operating results of Kern River since the acquisition date. Prior to this acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 4.  Williams Interstate Natural Gas Systems

                                                                 (Millions)
                                         ------------------------------------------------------------
                                                         Three months ended June 30,
                                               Revenues                           Operating Profit
                                         ---------------------                -----------------------
                                          1996           1995                  1996             1995
                                         ------         ------                ------            -----
Northwest Pipeline                       $ 68.9         $ 59.0                $ 34.8            $26.8

Williams Natural Gas                       45.2           39.3                   9.6              8.2

Transcontinental Gas
  Pipe Line                               188.8          194.1                  40.3             45.4

Texas Gas Transmission                     63.0           61.8                  11.8              9.4

Kern River Gas
  Transmission                             36.8              -                  27.5                -
                                         ------         ------                ------            -----

                                         $402.7         $354.2                $124.0            $89.8
                                         ======         ======                ======            =====


                                                                 (Millions)
                                         ------------------------------------------------------------
                                                        Six months ended June 30,
                                               Revenues                          Operating Profit
                                         ---------------------                -----------------------
                                          1996           1995                  1996             1995
                                         ------         ------                ------           ------
Northwest Pipeline                       $136.5         $118.1                $ 67.0           $ 53.3

Williams Natural Gas                       88.4           79.3                  22.0             17.5

Transcontinental Gas
  Pipe Line                               392.2          347.6                  93.1             83.7

Texas Gas Transmission                    165.6          130.5                  52.9             31.9

Kern River Gas
  Transmission                             75.7              -                  53.1                -
                                         ------         ------                ------           ------

                                         $858.4         $675.5                $288.1           $186.4
                                         ======         ======                ======           ======


Note 5.  Sale of investment

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


Note 6.  Provision (credit) for income taxes

The provision (credit) for income taxes from continuing operations includes:

                                                                         (Millions)
                                                 --------------------------------------------------------
                                                   Three months ended                 Six months ended
                                                        June 30,                           June 30,
                                                 -----------------------             --------------------
                                                 1996              1995              1996           1995
                                                 -----            ------             -----          -----
           Current:
             Federal                             $28.2            $(16.8)            $72.9          $10.9
             State                                 6.4              (1.3)             14.9           10.0
                                                 -----            ------             -----          -----
                                                  34.6             (18.1)             87.8           20.9
           Deferred:
             Federal                              (5.4)             14.1                .8           29.4
             State                                 (.1)              2.1               1.5           (2.5)
                                                 -----            ------             -----          -----
                                                  (5.5)             16.2               2.3           26.9
                                                 -----            ------             -----          -----
           Total provision (credit)              $29.1            $ (1.9)            $90.1          $47.8
                                                 =====            ======             =====          =====


The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, both 1996 periods include recognition of favorable adjustments totaling $10 million related to research credits and previously provided deferred income taxes on certain regulated capital projects.

The effective income tax rate in 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes and minority interest. In addition, both 1995 periods include the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 5) and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities.

Cash payments for income taxes for continuing and discontinued operations for the six months ended June 30, 1996 and 1995, are $314 million and $279 million, respectively.


Note 7.  Discontinued operations

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

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 8.  Accrued liabilities

                                                                           (Millions)
                                                               ---------------------------------
                                                               June 30,             December 31,
                                                                 1996                   1995
                                                               --------             ------------
Rate refunds                                                   $  237.1               $  180.6
Income taxes payable                                              151.6                  371.6
Employee costs                                                    152.6                  135.9
Interest                                                           91.1                   72.9
Taxes other than income taxes                                      63.3                   51.2
Other                                                             321.0                  318.0
                                                               --------               --------
                                                               $1,016.7               $1,130.2
                                                               ========               ========


Note 9.  Adoption of accounting standard

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

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 10.  Long-term debt

Long-term debt consists of the following amounts:

                                                                                        (Millions)
                                                                                ------------------------------
                                                     Weighted average           June 30,          December 31,
                                                      interest rate*              1996                1995
                                                     ----------------           --------          ------------
The Williams Companies, Inc.
   Revolving credit loans                                  8.3                  $  200.0            $   50.0
   Debentures, 8.875% - 10.25%,
      payable 2012, 2020, 2021
      and 2025                                             9.6                     587.6               587.7
   Notes, 7.5% - 9.625%,
      payable through 2001                                 8.8                     829.4               842.4
Northwest Pipeline
   Debentures, 7.125% - 10.65%,
      payable through 2025                                 9.0                     360.0               369.2
   Adjustable rate notes,
      payable through 2002                                 9.0                      10.0                11.7
Williams Natural Gas
   Variable rate notes,
      payable 1999                                         5.9                     130.0               130.0
Transcontinental Gas Pipe Line
   Revolving credit loans                                  5.9                     100.0                   -
   Debentures, 9.125%, payable
      1998 through 2017                                    9.1                     152.8               153.0
   Notes, 8.125% - 9%,
      payable 1996, 1997 and 2002                          8.7                     379.0               381.1
   Adjustable rate notes,
      payable 2000                                           -                         -               125.1
Texas Gas Transmission
   Notes, 9.625% and 8.625%,
      payable 1997 and 2004                                9.0                     254.6               255.9
Kern River Gas Transmission
   Notes, 6.42% and 6.72%,
      payable through 2001                                 6.6                     631.2                   -
Williams Holdings of Delaware
   Revolving credit loans                                  6.0                     175.5               150.0
   Debentures, 6.25%, due 2006                             6.3                     248.7                   -
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                                 9.3                     110.0               110.0
Williams Energy Ventures
   Adjustable rate notes,
      payable through 2002                                 8.1                      20.6                21.0
Other, payable through 1999                                7.9                       5.8                 6.8
                                                                                --------            --------
                                                                                 4,195.2             3,193.9
Current portion of long-term debt                                                 (311.0)             (319.9)
                                                                                --------            --------
                                                                                $3,884.2            $2,874.0
                                                                                ========            ========

*At June 30, 1996.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


In January 1996, Williams entered into a $205 million short-term borrowing agreement to finance the purchase of the remaining interest in Kern River Gas Transmission Company (See Note 3). During June 1996, Williams repaid all amounts outstanding under this agreement with borrowings under the credit agreement noted below.

Under Williams' $800 million credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, Williams Pipe Line and Williams Holdings of Delaware, Inc. (Williams Holdings) have access to varying amounts of the facility while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions. The available amount at June 30, 1996, is $325 million.

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

In April 1996, Williams Holdings entered into an interest-rate swap agreement which effectively converted its 6.25 percent fixed rate debentures to floating-rate debt (4.46 percent at June 30, 1996).

Cash payments for interest (net of amounts capitalized) for the six months ended June 30, 1996 and 1995, are $173 million and $133 million, respectively.


Note 11.  Contingent liabilities and commitments

Rate and regulatory matters and related litigation

Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $213 million at June 30, 1996; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see Note 8 for the amount of revenues reserved for potential refund as of June 30, 1996.

In 1992, the FERC issued Order 636, Order 636-A and Order 636-B. These orders, which were challenged in various respects by various parties in proceedings recently ruled on by the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Kern River Gas Transmission implemented its restructuring on August 1, 1993, Williams Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline, Texas Gas and Transcontinental Gas Pipe Line implemented their

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


restructurings on November 1, 1993. Certain aspects of each pipeline company's restructuring have been under appeal.

On July 16, 1996, the U.S. Court of Appeals for the D.C. Circuit issued an order which in part affirmed and in part remanded Order No. 636. However, the court stated that Order No. 636 would remain in effect until FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases will be lifted.

Contract reformations and gas purchase deficiencies

Each of the natural gas pipeline subsidiaries has undertaken the reformation of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

In 1994, Williams Natural Gas and a producer executed a number of agreements to resolve outstanding issues. Portions of the settlement were subject to regulatory approvals, including the regulatory abandonment of a certain Williams Natural Gas gathering system on terms acceptable to Williams Natural Gas. In May 1995, the FERC issued orders granting the requisite approvals.
One party requested rehearing of the decision regarding abandonment of the gathering system and in April 1996, the FERC affirmed its May 1995 decision, and on July 23, 1996, FERC issued an order denying rehearing.

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

The previously mentioned July 16, 1996, D.C. Circuit Court of Appeals decision concerning Order No. 636 has remanded to FERC the issues of whether pipelines should absorb any portion of Order No. 636 transition costs and whether 10 percent of such costs should have been allocated to interruptible transportation services.

Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made five filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in gas supply realignment costs, and provided for an offset of $3 million. The remaining filings covered additional costs of $17 million, which are similar in nature to the costs in the second filing. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by filings made subsequent to the first filing. On July 31, 1996, the administrative law judge issued an initial decision rejecting the intervenor's prudency challenge on the second filing. As of June 30, 1996, this subsidiary had an accrual of $81 million for its then-estimated remaining contract-reformation and gas supply realignment costs. Williams Natural Gas will make additional filings under the

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


applicable FERC orders to recover such further costs as may be incurred in the future. Williams Natural Gas has recorded a regulatory asset of approximately $81 million for estimated future recovery of the foregoing costs.

In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. The settlement provides that Texas Gas will recover 100 percent of such costs up to $50 million, will share in costs incurred between $50 million and $80 million, and will absorb any such costs above $80 million. The settlement also extends Texas Gas' pricing differential mechanism to November 1, 1996, and beyond that date for contracts in litigation as of that date. Through June 30, 1996, Texas Gas has paid approximately $64 million for gas supply realignment costs, primarily as a result of contract terminations, and has accrued a liability of approximately $16 million for its estimated remaining gas supply realignment costs. Texas
Gas has recovered approximately $52 million plus interest in gas supply realignment costs, and in accordance with the terms of its settlement has a regulatory asset recorded at June 30, 1996, of approximately $15 million for the estimated future recovery of such costs, which is expected to be collected from customers prior to December 31, 1997. Ninety percent of the cost recovery is collected through demand surcharges on Texas Gas' firm transportation rates;
the remaining 10 percent is recoverable from interruptible transportation service.

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

Environmental matters

Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies underway to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At June 30, 1996, these subsidiaries had reserves totaling approximately $43 million for these costs.

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

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have also been involved in negotiations with the U.S. Environmental Protection Agency
(EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Williams Natural Gas, Texas Gas and Transcontinental Gas Pipe Line. As of June 30, 1996, Williams Natural Gas had recorded a liability for approximately $24 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $43 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears probable that such costs will exceed this amount. At June 30, 1996, Williams had approximately $7 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

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

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. District Court in North Dakota against Transcontinental Gas Pipe Line and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. In September 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys' fees. In March 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals. The settlement is also subject to a FERC ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. In October 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition for approval of the settlement with similar petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. In December 1995, the administrative law judge issued an initial decision in which he rejected the settlement agreements, finding that they were not prudent, and he ordered the pipeline companies to refund to their customers amounts collected since May 1993, in excess of the amounts he determined were appropriate. At the time of the ruling, Transcontinental Gas Pipe Line estimated that its share of the refunds the administrative law judge would require was approximately $75 million. The pipelines would be entitled to collect the amount of any such customer refunds from Dakota. The administrative law judge's decision is subject to review by the FERC. In February 1996, certain parties filed with the FERC a motion requesting that the FERC establish an additional proceeding to consider claims for additional refunds. Transcontinental Gas Pipe Line's share of these claimed additional refunds is $90 million and pertain to amounts paid to Dakota from November 1, 1988, to May 1, 1993. The pipelines have opposed this motion. By order dated July 17, 1996, the FERC set this case for oral argument to take place before the FERC on September 25, 1996.

In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Five of the eight lawsuits have been settled for cash payments aggregating approximately $8.5 million, all of which have previously been accrued, and of which approximately $3 million is recoverable as transition costs under Order 636. Damages in excess of $31 million have been asserted in the remaining cases. In addition, in July 1995, a judge in a Texas state court granted a motion by Transcontinental Gas Pipe Line for partial summary judgment, rejecting a major portion of the plaintiff's claims in one of the remaining lawsuits. Producers have received and may receive other demands which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazleton, Pennsylvania (the Facility). Hazleton Fuel Management Company (HFMC), a subsidiary of Transco Energy, supplies natural gas and fuel oil to the Facility. As of June 30, 1996, HFMC had current outstanding receivables from the Partnership of approximately $ 20 million, all of which has been reserved. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. In March 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC. HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility. The Partnership recently negotiated favorable buyouts of its power purchase agreements with two electric utilities. The buyouts are subject to Bankruptcy Court and Pennsylvania Public Utility Commission approvals.

On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of the Williams' natural gas pipeline subsidiaries are named as defendants in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. The pipelines intend to vigorously defend against these claims.

In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries which are incidental to their operations.

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


Note 12.  Subsequent event

Subsequent to June 30, 1996, the Williams' board of directors authorized the open-market purchase of up to $800 million of Williams common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 1996 vs. Second Quarter 1995

NORTHWEST PIPELINE'S revenues increased $9.9 million, or 17 percent, due primarily to increased transportation rates, effective February 1, 1996, associated with the expansion of mainline capacity placed into service on December 1, 1995. Total throughput increased 12.5 TBtu, or 7 percent. Operating profit increased $8 million, or 30 percent, due primarily to increased rates associated with the expansion of mainline capacity.

WILLIAMS NATURAL GAS' revenues increased $5.9 million, or 15 percent, due primarily to new tariff rates that became effective August 1, 1995, and $6 million related to the collection of gas supply realignment costs, partially offset by lower interruptible transportation revenue due primarily to increased discounting. Costs and operating expenses increased $4 million, or 19 percent, due primarily to amortization of gas supply realignment costs. Operating profit increased $1.4 million, or 17 percent, due primarily to new tariff rates that became effective August 1, 1995, partially offset by the lower interruptible transportation revenue. Total throughput decreased 5.3 TBtu, or 8 percent, due primarily to lower off-system volumes.

TRANSCONTINENTAL GAS PIPE LINE'S revenues decreased $5.3 million, or 3 percent, due primarily to lower transportation costs charged to Transco by others and recovered in Transco's rates. Operating profit decreased $5.1 million, or 11 percent, due primarily to increased operating expenses related to accelerated maintenance scheduled to take advantage of potential market opportunities during peak demand periods. Total throughput increased 21.3 TBtu, or 6 percent, due primarily to increased firm long-haul transportation volumes. Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters.

TEXAS GAS TRANSMISSION'S revenues increased $1.2 million, or 2 percent, due primarily to the recovery of gas supply realignment costs. Operating profit increased $2.4 million, or 26 percent, due primarily to lower operating expenses. Total throughput increased 9 percent. Because of its rate structure, Texas Gas typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters.

KERN RIVER GAS TRANSMISSION (KERN RIVER) operates a natural gas pipeline system extending from Wyoming through Utah and Nevada to California. On January 16, 1996, Williams acquired the remaining interest in Kern River. Revenues were $36.8 million in the second quarter of 1996, while costs and expenses were $9 million and operating profit was $27.5 million. Prior to the acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income. Equity earnings for the second quarter of 1995 was $7 million. Throughput was 72.5 TBtu in the second quarter of 1996. Throughput for the second quarter of 1996 is comparable to second quarter 1995.

WILLIAMS FIELD SERVICES GROUP'S revenues increased $22.6 million, or 16 percent, due primarily to higher gathering and natural gas liquids sales revenues of $9 million and $14 million, respectively. Gathering and natural gas liquids volumes increased 21 percent and 59 percent, respectively. Costs and expenses increased $18 million, or 16 percent, due primarily to expanded facilities and increased operations. Operating profit increased $5.7 million, or 16 percent, due primarily to higher gathering revenues and increased gas liquids margins, partially offset by higher costs and operating expenses associated with expanded facilities and increased operations.

WILLIAMS ENERGY SERVICES' revenues increased $11.8 million, or 100 percent, due primarily to higher price-risk management and new contract origination revenues of $9 million and $5 million, respectively, slightly offset by lower natural gas physical trading revenues. The natural gas physical trading volumes increase of 41 percent from growth in west and mid-continent trading activity was more than offset by lower margins of $5 million. Operating profit increased $12.9 million from $300,000 in 1995 due primarily to the increase in revenues.

WILLIAMS PIPE LINE'S revenues (including Williams Energy Ventures) increased $67.2 million, or 97 percent, due primarily to an increase in non-transportation revenues combined with a 14 percent increase in shipments. Shipments increased due primarily to new business and the impact during 1995 of unfavorable weather conditions and a November 1994 fire at a truck-loading rack. The increase in non-transportation revenue is due primarily to Williams Energy Venture's ethanol sales following the 1995 acquisition of Pekin Energy and construction of the Nebraska Energy plant combined with higher product marketing and services revenues. Costs and expenses increased $57 million, or 120 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) increased $10.1 million, or 64 percent, due primarily to increased transportation revenues and favorable insurance settlements of $2 million. Williams Energy Ventures' operating profit improved $2.3 million to a $1.6 million operating profit in 1996 due primarily to higher ethanol sales margins.

WILTEL'S revenues increased $16.1 million, or 14 percent, due primarily to increased business activity resulting in an $8 million revenue increase in new systems and new system enhancements combined with increased revenues of $6 million resulting from the January 1996 acquisition of ComLink, Inc. The number of ports in service at June 30, 1996, increased 12 percent compared to June 30, 1995. Costs and operating expenses increased $12 million, or 14 percent, due primarily to increased business activity and the ComLink acquisition. Selling, general and administrative expenses increased $5 million, or 23 percent, due primarily to the impact of the ComLink acquisition and costs related to management information systems, system integration and Internet capabilities combined with increased business activity. Operating profit decreased $1.1 million, or 18 percent, due primarily to higher selling, general and administrative expenses largely offset by increased business activity.

WILTECH'S revenues increased $17.9 million, or 167 percent, due primarily to $13 million from the acquisitions of Global Access Telecommunications Services, a reseller of worldwide satellite video transmission services, NUS Training and the teleports of ICG Wireless Services, in addition to greater demand for Vyvx's core digital television services. A $20 million increase in costs and expenses reflects the overall increase in sales activity and higher expense for developing additional products and services, including the cost of integrating its most recent acquisitions. The operating loss increased $2.4 million, or 152 percent, due primarily to the expense of developing additional products and services along with integrating the most recent acquisitions.

INTEREST ACCRUED increased $21.8 million, or 32 percent, due primarily to higher borrowing levels including $643 million of debt assumed with the acquisition of Kern River (see Note 3), partially offset by lower average interest rates. Interest capitalized decreased $3.9 million, or 86 percent, due primarily to lower capital expenditures for gathering and processing facilities, in addition to adjustments of amounts previously capitalized. Investing income decreased $20.1 million, or 85 percent, due primarily to the absence of interest earned in 1995 on the invested portion of the cash proceeds from the sale of Williams' network services operations combined with $7 million lower equity earnings from Williams' 50 percent ownership in Kern River. Kern River's 1996 operating results are included in operating profit (see Note 3). The 1995 loss on sale of investment results from the sale of the 15 percent interest in Texasgulf Inc. (see Note 5). The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable adjustments totaling $10 million related to research credits and previously provided deferred income taxes on certain regulated capital projects. The effective income tax rate in 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes and minority interest. In addition, 1995 includes the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 5) and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities.

Six Months Ended June 30, 1996 vs. Six months Ended June 30, 1995

NORTHWEST PIPELINE'S revenues increased $18.4 million, or 16 percent, due primarily to increased transportation rates, effective February 1, 1996, associated with the expansion of mainline capacity placed into service on December 1, 1995. Total throughput increased 41.8 TBtu, or 11 percent. Operating profit increased $13.7 million, or 26 percent, due primarily to increased transportation rates associated with the expansion of mainline capacity.

WILLIAMS NATURAL GAS' revenues increased $9.1 million, or 11 percent, due primarily to new tariff rates that became effective August 1, 1995, and $6 million related to the collection of gas supply realignment costs. Costs and operating expenses increased $5 million, or 11 percent, due primarily to amortization of gas supply realignment costs. Operating profit increased $4.5 million, or 26 percent, due primarily to new tariff rates that became effective August 1, 1995. Total throughput increased 10.3 TBtu, or 6 percent.

TRANSCONTINENTAL GAS PIPE LINE'S revenues and operating profit increased $44.6 million, or 13 percent, and $9.4 million, or 11 percent, respectively, due primarily to a full year of operations in 1996 compared with 1995, which reflected operations from January 18, 1995, when Williams acquired majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were $35.8 million. Also, 1996 results benefited from a system expansion placed into service in late 1995. Total throughput increased
153.7 TBtu, or 23 percent, due primarily to a full year of operations in 1996 compared to a partial year in 1995. Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters.

TEXAS GAS TRANSMISSION'S revenues and operating profit increased $35.1 million, or 27 percent, and $21 million, or 66 percent, respectively, due primarily to new rates that became effective April 1, 1995, and an adjustment to rate refund accruals based on a recent rate-case settlement. Also, the first quarter of 1995 reflected operations from January 18, when Williams acquired majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were $16 million. Total throughput increased 32 percent due primarily to a full year of operations in 1996 compared to a partial year in 1995. Because of its rate structure, Texas Gas typically experiences lower operating profits in the second and third quarters as compared to the first and fourth quarters.

KERN RIVER'S remaining interest was acquired by Williams on January 16, 1996. Revenues and operating profit amounts for the six months ended June 30, 1996, include the operating results of Kern River since the acquisition date. Kern River's revenues were $75.7 million for the six months of 1996, while costs and expenses were $22 million and operating profit was $53.1 million. Prior to the acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income. Equity earnings for the six months of 1996 includes $2 million for the period prior to the acquisition date, compared to $16 million for the first six months of 1995. Throughput was 131.1 TBtu for the first six months of 1996 (for the period subsequent to the acquisition date). Throughput for the first six months of 1996 is comparable to 1995.

WILLIAMS FIELD SERVICES GROUP'S revenues increased $89.6 million, or 32 percent, due primarily to higher gathering, processing and natural gas liquids sales revenues of $26 million, $8 million and $24 million, respectively, combined with increased natural gas sales volumes. Gathering, processing and natural gas liquids volumes increased 29 percent, 30 percent and 36 percent, respectively. Costs and expenses increased $64 million, or 31 percent, due primarily to higher natural gas purchase volumes and expanded facilities. Other income--net includes a $3 million environmental remediation accrual. Operating profit increased $22.5 million, or 32 percent, due primarily to higher gathering and processing revenues and increased natural gas and gas liquids margins, partially offset by higher costs and operating expenses associated with expanded facilities and the first quarter 1996 environmental remediation accrual.

WILLIAMS ENERGY SERVICES' revenues increased $3.3 million, or 7 percent, due primarily to higher price-risk management and physical trading revenues of $15 million and $2 million, respectively, largely offset by lower new contract origination revenues of $14 million. Natural gas physical trading volumes increased 33 percent, due primarily to a full first quarter of Transco Energy's gas trading activities and increased trading activity in the west and mid-continent regions. This volume increase was partially offset by lower physical trading margins. Operating profit increased $4.3 million, or 17 percent, due primarily to the increase in revenues combined with the absence of costs of supporting information products activities, partially offset by higher new business development expenses.

WILLIAMS PIPE LINE'S revenues (including Williams Energy Ventures) increased $129.3 million, or 97 percent, due primarily to an increase in non-transportation revenues combined with a 14 percent increase in shipments. Shipments increased due primarily to new business and the impact during 1995 of unfavorable weather conditions and a November 1994 fire at a truck-loading rack.

Average length of haul and transportation rate per barrel decreased 4 percent and 2 percent, respectively, due primarily to shorter haul movements. The increase in non-transportation revenue is due primarily to Williams Energy Ventures' ethanol sales following the 1995 acquisition of Pekin Energy and construction of the Nebraska Energy plant combined with higher product marketing and services revenues. Costs and operating expenses increased $113 million, or 124 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) increased $13.6 million, or 44 percent, due primarily to increased transportation revenues. Williams Energy Ventures' results improved $1.4 million to a $500,000 operating loss in 1996 due primarily to higher refined-product sales margins and lower business development costs.

WILTEL'S revenues increased $11.4 million, or 5 percent, due primarily to the January 1996 acquisition of ComLink, Inc. Nonacquisition related revenues remained unchanged as increased business activity during the second quarter of 1996 was offset by the effects of inclement weather in the northeastern and central parts of the country in the first quarter of 1996. The number of ports in service at June 30, 1996, increased 12 percent compared to June 30, 1995. Costs and operating expenses increased $8 million, or 4 percent, due primarily to the acquisition of ComLink. Selling, general and administrative expenses increased $10 million, or 22 percent, due primarily to the impact of the ComLink acquisition and costs related to management information systems, system integration and Internet capabilities. Operating profit decreased $6 million, or 43 percent, due primarily to costs related to management information systems, system integration and Internet capabilities.

WILTECH'S revenues increased $28.6 million, or 154 percent, due primarily to a $17 million increase from the acquisitions of Global Access Telecommunications Services, a reseller of worldwide satellite video transmission services, NUS Training and the teleports of ICG Wireless Services. In addition, revenues increased $7 million due to greater demand for Vyvx's core digital television services. Billable minutes from occasional service increased 2 percent and dedicated service voice grade equivalent miles increased 17 percent. A $29 million increase in costs and expenses reflects the overall increase in sales activity and higher expense for developing additional products and services, including the cost of integrating its most recent acquisitions. The operating loss increased $.5 million, or 13 percent, due primarily to the expense of developing additional products and services along with integrating the most recent acquisitions.

GENERAL CORPORATE EXPENSES increased slightly due primarily to higher employee compensation expense, substantially offset by the absence of a $4 million contribution in 1995 to The Williams Companies Foundation. Interest accrued increased $35.3 million, or 26 percent, due primarily to higher borrowing levels including $643 million of debt assumed with the acquisition of Kern
River (see Note 3), partially offset by lower average interest rates. Interest capitalized decreased $3.4 million, or 59 percent, due primarily to lower capital expenditures for gathering and processing facilities, in addition to the completion of a Northwest Pipeline mainline expansion in 1995. Investing income decreased $59.8 million, or 88 percent, due primarily to the absence of a 1995 $15 million dividend from Texasgulf Inc. and interest earned in 1995 on the invested portion of the cash proceeds from the sale of Williams' network services operations, in addition to $14 million lower equity earnings from Williams' 50 percent ownership in Kern River. Kern River's 1996 operating results are included in operating profit since the acquisition date (see Note
3). The 1995 loss on sale of investment results from the sale of the 15 percent interest in Texasgulf Inc. (see Note 5). Other expense--net decreased $7.7 million, or 56 percent, due to the absence of $10 million of 1995 minority interest expense associated with the Transco merger. The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable adjustments totaling $10 million related to research credits and previously provided deferred income taxes on certain regulated capital projects. The effective income tax rate in 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes and minority interest. In addition, 1995 includes the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 5) and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities.

On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations (see Note 7).

Financial Condition and Liquidity

Liquidity

Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At June 30, 1996, Williams had access to $334 million of liquidity representing the available portion of its $800 million bank-credit facility plus cash-equivalent investments. This compares with liquidity of $656 million at December 31, 1995, and $1.1 billion at June 30, 1995. The decrease in 1996 is due to additional borrowings under the bank-credit facility. Liquidity at June 30, 1995, included a portion of the cash proceeds from the sale of the network services operations.

In 1996, capital expenditures (excluding acquisition of businesses) are estimated to be approximately $1 billion. During 1996, Williams expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of its $800 million bank-credit facility or public debt/equity offerings.

Financing Activities

On January 16, 1996, Williams acquired the remaining interest in Kern River Gas Transmission Company for $206 million in cash and entered into a $205 million short-term borrowing agreement to finance the purchase (see Note 3). During June 1996, Williams repaid all amounts outstanding under this agreement with borrowings under its $800 million bank-credit facility.

The consolidated long-term debt to long-term debt-plus-equity ratio increased to 53.8 percent at June 30, 1996, from 47.4 percent at December 31, 1995. The increase is due primarily to the assumption of Kern River's debt, combined with the issuance of $250 million of debentures by Williams Holdings under a $400 million shelf registration statement filed with the Securities and Exchange Commission in January 1996.

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

In April 1996, Williams Holdings entered into an interest-rate swap agreement which effectively converted its 6.25 percent fixed-rate debentures to floating-rate debt (4.46 percent at June 30, 1996).

Subsequent to June 30, 1996, Transcontinental Gas Pipe Line issued $200 million of 7.08 percent debentures due 2026, subject to a repayment option in 2001. A portion of the proceeds were used to repay $100 million of borrowings under the bank-credit facility.

The increase in receivables from December 31, 1995, is due primarily to increased trading activities by Williams Energy Services. The increase in property, plant and equipment primarily reflects the consolidation of Kern River following the January 1996 acquisition.

Other

The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 123 "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. As provided for in the standard, Williams will not adopt the recognition provisions and will provide the pro forma net income and earnings-per-share disclosures required by the standard in its 1996 annual financial statements.

Williams currently follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this standard, because the exercise price of Williams' fixed-plan common stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                          PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on May 16, 1996. At the Annual Meeting, four individuals were elected as directors of the Company and two directors retired from the Board. Nine individuals continue to serve as directors pursuant to their prior election. In addition, the 1996 Stock Plan and the 1996 Stock Plan for Non-Employee Directors were approved, and the appointment of Ernst & Young LLP as the independent auditor of the Company for 1996 was ratified.

A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

Election of Directors:

Name                                For                     Withheld
- ----                                ---                     --------
Robert J. LaFortune              90,212,879                 2,619,140
Jack A. MacAllister              90,237,150                 2,594,869
Peter C. Meinig                  90,243,036                 2,588,983
Kay A. Orr                       90,210,510                 2,621,509

Approval of the 1996 Stock Plan:

        For                   Against                     Abstain
        ---                   -------                     -------
    71,554,844                19,777,742                 1,499,433

Approval of the 1996 Stock Plan for Non-Employee Directors:

        For                   Against                    Abstain
        ---                   -------                    -------
    88,963,887                2,876,456                  991,676

Ratification of Appointment of Independent Auditor:

        For                   Against                    Abstain
        ---                   -------                    -------
    90,597,720                1,081,470                 1,152,829

To the best of the Company's knowledge, there were no broker nonvotes with respect to the election of directors, the approval of the Stock plans or the ratification of the Auditor.


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

              (b) During the second quarter of 1996, the Company did not file a Form 8-K.

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



                                         THE WILLIAMS COMPANIES, INC.
                                         ---------------------------------------
                                         (Registrant)


                                         /s/ Gary R. Belitz
                                         ---------------------------------------
                                         Gary R. Belitz
                                         Controller
                                         (Duly Authorized Officer and
                                           Chief Accounting Officer)

August 14, 1996

                                 EXHIBIT INDEX

   Exhibit
     No.                      Description
   -------                    -----------

Exhibit 11.a    Computation of Earnings Per Common and Common-equivalent Share

Exhibit 11.b    Computation of Earnings Per Common and Common-equivalent Share

Exhibit 12      Computation of Ratio of Earnings to Combined Fixed Charges and
                Preferred Stock Dividend Requirements

Exhibit 27      Financial Data Schedule
