Form 10-Q
period 1996-09-30
WILLIAMS COMPANIES INC
filed 1996-11-14
CIK 107263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996
                              --------------------------------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------


Commission file number                               1-4174
                      ----------------------------------------------------------



                          THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  DELAWARE                            73-0569878
----------------------------------        --------------------------------------
          (State of Incorporation)         (IRS Employer Identification Number)


           ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                                     74172
---------------------------------------        ---------------------------------
(Address of principal executive office)                     (Zip Code)


Registrant's telephone number:                         (918) 588-2000
                                                --------------------------------

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

                             Yes   X       No
                                ------        ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                 Outstanding at October 31, 1996
---------------------------------         --------------------------------------
 Common Stock, $1 par value                           104,654,812 Shares

                          The Williams Companies, Inc.
                                     Index


Part I.  Financial Information                                              Page
                                                                            ----
    Item 1.  Financial Statements


       Consolidated Statement of Income--Three Months and Nine Months
          Ended September 30, 1996 and 1995                                    2


       Consolidated Balance Sheet--September 30, 1996 and
          December 31, 1995                                                    3


       Consolidated Statement of Cash Flows--Nine Months
          Ended September 30, 1996 and 1995                                    4


       Notes to Consolidated Financial Statements                              5


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11


Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                 16

       Exhibit  3--By-laws as amended on September 19, 1996

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

                         The Williams Companies, Inc.
                       Consolidated Statement of Income
                                 (Unaudited)


                                                                             (Millions, except per-share amounts)
                                                                 ------------------------------------------------------------
                                                                      Three months ended             Nine months ended
                                                                         September 30,                  September 30,
                                                                 ------------------------------------------------------------
                                                                      1996           1995           1996             1995
                                                                 ------------------------------------------------------------
Revenues:
   Williams Interstate Natural Gas Systems (Note 4)                     $390.9         $354.3        $1,249.3        $1,029.8
   Williams Field Services Group                                         161.0          142.4           527.7           419.5
   Williams Energy Services                                               24.7           18.7            74.9            65.6
   Williams Pipe Line                                                    119.9           86.9           382.7           220.4
   Williams Communications Group                                         189.0          131.9*          491.1*          394.0*
   Other                                                                  12.1            3.7            37.3            13.7
   Intercompany eliminations                                             (55.4)         (25.5)         (189.6)         (124.3)
                                                                 ------------------------------------------------------------
     Total revenues                                                      842.2          712.4         2,573.4         2,018.7
                                                                 ------------------------------------------------------------
Profit-center costs and expenses:
   Costs and operating expenses                                          509.3          438.9         1,502.6         1,190.1
   Selling, general and administrative expenses                          138.0          119.0           415.4           354.0
   Other income--net                                                      (2.9)          (6.9)           (3.9)           (8.9)
                                                                 ------------------------------------------------------------
     Total profit-center costs and expenses                              644.4          551.0         1,914.1         1,535.2
                                                                 ------------------------------------------------------------
Operating profit (loss):
   Williams Interstate Natural Gas Systems (Note 4)                      121.8           86.7           409.9           273.1
   Williams Field Services Group                                          45.1           43.6           138.4           114.4
   Williams Energy Services                                               13.5            4.4            43.1            29.7
   Williams Pipe Line                                                     14.8           20.0            58.9            50.5
   Williams Communications Group                                           2.1            6.6*            6.0*           17.0*
   Other                                                                    .5             .1             3.0            (1.2)
                                                                 ------------------------------------------------------------
     Total operating profit                                              197.8          161.4           659.3           483.5
General corporate expenses                                               (11.6)          (7.5)          (29.8)          (25.6)
Interest accrued                                                         (93.5)         (67.4)         (265.6)         (204.2)
Interest capitalized                                                       2.1            4.7             4.5            10.5
Investing income                                                           6.6           13.3            14.7            81.2
Loss on sale of investment (Note 5)                                        --             --              --            (12.6)
Other income (expense)--net                                                2.2             .7            (4.1)          (13.3)
                                                                 ------------------------------------------------------------
Income from continuing operations before income taxes                    103.6          105.2           379.0           319.5
Provision for income taxes (Notes 5 and 6)                                32.6           36.7           122.7            84.5
                                                                 ------------------------------------------------------------
Income from continuing operations                                         71.0           68.5           256.3           235.0
Income from discontinued operations (Note 7)                               --             --              --          1,005.7
                                                                 ------------------------------------------------------------
Net income                                                                71.0           68.5           256.3         1,240.7
Preferred stock dividends                                                  2.6            7.1             7.8            12.6
                                                                 ------------------------------------------------------------
Income applicable to common stock                                       $ 68.4         $ 61.4         $ 248.5        $1,228.1
                                                                 ============================================================


Primary earnings per common and common-equivalent share:
   Income from continuing operations                                    $  .63         $  .58         $  2.30        $   2.22
   Income from discontinued operations (Note 7)                            --             --              --            10.02
                                                                 ------------------------------------------------------------
   Net income                                                           $  .63         $  .58         $  2.30        $  12.24
                                                                 ============================================================

   Average shares (thousands)                                          108,275        105,507         108,094         100,373

Fully diluted earnings per common and common-equivalent share:
   Income from continuing operations                                    $  .63         $  .58         $  2.27        $   2.20
   Income from discontinued operations (Note 7)                            --             --              --             9.79
                                                                 ------------------------------------------------------------
   Net income                                                           $  .63         $  .58         $  2.27        $  11.99
                                                                 ============================================================

   Average shares (thousands)                                          112,311        109,587         112,126         102,730

Cash dividends per common share                                         $  .34         $  .27         $  1.02        $    .81
                                                                 ============================================================


*Reclassified as described in Note 2.


                           See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                                               (Millions)
                                                                                 --------------------------------------
                                                                                  September 30,           December 31,
                                                                                       1996                   1995
                                                                                 --------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                      $    40.5                    $    90.4
  Receivables                                                                        641.9                        525.0
  Transportation and exchange gas receivable                                          97.6                        152.3
  Inventories                                                                        197.3                        189.0
  Deferred income taxes                                                              248.7                        213.9
  Other                                                                              218.7                        173.2
                                                                                 --------------------------------------
     Total current assets                                                          1,444.7                      1,343.8

Investments                                                                          169.7                        307.6

Property, plant and equipment, at cost (Note 3)                                   11,026.6                      9,478.7
Less accumulated depreciation and depletion                                       (1,815.8)                    (1,464.0)
                                                                                 --------------------------------------
                                                                                   9,210.8                      8,014.7

Other assets and deferred charges                                                    968.7                        828.7
                                                                                 --------------------------------------
     Total assets                                                                $11,793.9                    $10,494.8
                                                                                 ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable (Note 10)                                                        $   300.3                    $       -
  Accounts payable                                                                   408.4                        472.0
  Transportation and exchange gas payable                                             67.3                        127.8
  Accrued liabilities (Note 8)                                                     1,032.9                      1,130.2
  Long-term debt due within one year (Note 10)                                        54.1                        319.9
                                                                                 --------------------------------------
     Total current liabilities                                                     1,863.0                      2,049.9

Long-term debt (Note 10)                                                           4,137.3                      2,874.0

Deferred income taxes                                                              1,614.6                      1,568.2

Other liabilities                                                                    834.9                        815.6

Contingent liabilities and commitments (Note 12)

Stockholders' equity:
  Preferred stock, $1 par value, 30,000,000 shares authorized, 3,244,052 shares
   issued in 1996 and 3,739,452 shares issued in 1995                                161.1                        173.5
  Common stock, $1 par value, 240,000,000 shares authorized, 106,536,630
   shares issued in 1996 and 105,337,948 shares issued in 1995                       106.5                        105.3
  Capital in excess of par value                                                   1,092.1                      1,051.1
  Retained earnings                                                                2,057.1                      1,915.6
  Unamortized deferred compensation                                                   (2.3)                        (2.3)
                                                                                 --------------------------------------
                                                                                   3,414.5                      3,243.2

  Less treasury stock (at cost), 1,967,627 shares of common stock in 1996 and 1,573,203 shares of common stock in 1995, 401,600 shares of
   preferred stock in 1995 (Note 11)                                                 (70.4)                       (56.1)
                                                                                 --------------------------------------
     Total stockholders' equity                                                    3,344.1                      3,187.1
                                                                                 --------------------------------------
     Total liabilities and stockholders' equity                                  $11,793.9                    $10,494.8
                                                                                 ======================================


                            See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                        (Millions)
                                                                            ----------------------------------
                                                                              Nine months ended September 30,
                                                                            ----------------------------------
                                                                                1996                   1995
                                                                            ----------------------------------
OPERATING ACTIVITIES:
   Net income                                                                 $   256.3              $ 1,240.7
   Adjustments to reconcile to cash provided from operations:
      Discontinued operations                                                         -               (1,005.7)
      Depreciation and depletion                                                  326.4                  272.8
      Provision for deferred income taxes                                          10.5                   22.7
      Loss on sale of investment                                                      -                   12.6
      Changes in receivables sold                                                 (49.3)                  32.5
      Changes in receivables                                                      100.7                  108.2
      Changes in inventories                                                      (14.3)                 (19.9)
      Changes in other current assets                                             (28.8)                  31.5
      Changes in accounts payable                                                 (49.4)                 (73.7)
      Changes in accrued liabilities                                              (26.9)                  20.8
      Net change in non-current unrealized trading assets and liabilities         (45.6)                 (48.5)
      Other, including changes in non-current assets and liabilities               32.2                  (42.2)
                                                                            ----------------------------------
         Net cash provided by operating activities                                511.8                  551.8
                                                                            ----------------------------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                    356.8                   90.4
   Payments of notes payable                                                      (56.5)                (558.2)
   Proceeds from long-term debt                                                 1,549.0                  111.9
   Payments of long-term debt                                                  (1,187.1)                (823.6)
   Proceeds from issuance of common stock                                          42.7                   18.8
   Purchases of treasury stock                                                    (33.8)                  (2.9)
   Dividends paid                                                                (114.8)                 (88.4)
   Subsidiary preferred stock redemptions                                             -                 (193.7)
   Other--net                                                                      (3.3)                   5.4
                                                                            ----------------------------------
      Net cash provided (used) by financing activities                            553.0               (1,440.3)
                                                                            ----------------------------------

INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                       (528.2)                (597.6)
      Proceeds from sales                                                          24.3                   27.4
   Acquisition of businesses, net of cash acquired                               (295.5)                (817.1)
   Proceeds from sale of businesses                                                   -                2,572.8
   Income tax and other payments related to discontinued operations              (255.2)                (317.1)
   Proceeds from sale of investment                                                   -                  125.1
   Purchase of note receivable                                                        -                  (75.1)
   Purchase of investments                                                        (57.3)                  (4.4)
   Other--net                                                                      (2.8)                   2.0
                                                                            ----------------------------------
      Net cash provided (used) by investing activities                         (1,114.7)                 916.0
                                                                            ----------------------------------
      Increase (decrease) in cash and cash equivalents                            (49.9)                  27.5

Cash and cash equivalents at beginning of period                                   90.4                   36.1
                                                                            ----------------------------------
Cash and cash equivalents at end of period                                    $    40.5              $    63.6
                                                                            ==================================


                            See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  General

         The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1995 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors, but include all adjustments both normal recurring and others which, in the opinion of Williams' management, are necessary to present fairly its financial position at September 30, 1996, results of operations for the three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

         Operating profit of operating companies may vary by quarter. Based on current rate structures and/or historical maintenance schedules, Transcontinental Gas Pipe Line and Texas Gas Transmission experience lower operating profits in the second and third quarters as compared to the first and fourth quarters.

2.  Basis of presentation

         Williams Communications Group is a new business entity formed by combining WilTel and WilTech Group, previously reported separately. As a result of this combination, revenues and operating profit amounts for the three months and nine months ended September 30, 1995, have been reclassified to conform to current classifications.

         Revenues and operating profit amounts for the three months and nine months ended September 30, 1995, include the operating results of Transco Energy Company since its January 18, 1995, acquisition by Williams.

3.  Kern River Gas Transmission acquisition

         On January 16, 1996, Williams acquired the remaining interest in Kern River Gas Transmission Company (Kern River) for $206 million in cash. The acquisition is accounted for as a purchase and the acquired assets and liabilities have been recorded based on an allocation of the purchase price. Substantially all of the purchase price in excess of the carrying value from the January acquisition of Kern River has been allocated to property, plant and equipment. Revenues and operating profit amounts for the three months and nine months ended September 30, 1996, include the operating results of Kern River since the acquisition date. Prior to this acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income.


4.  Williams Interstate Natural Gas Systems

                                                                            Three months ended September 30,
                                                                            --------------------------------
(Millions)                                                             Revenues                  Operating Profit
--------------------------------------------------------------------------------------------------------------------
                                                                   1996        1995          1996            1995
--------------------------------------------------------------------------------------------------------------------
Northwest Pipeline                                                $ 69.1      $ 75.7        $ 36.1          $37.3
Williams Natural Gas                                                43.4        34.0          11.9           12.0
Transcontinental Gas
    Pipe Line                                                      180.6       188.0          40.5           33.9
Texas Gas Transmission                                              55.0        56.6           2.7            3.5
Kern River Gas
    Transmission                                                    42.8           -          30.6              -

--------------------------------------------------------------------------------------------------------------------
                                                                  $390.9      $354.3        $121.8          $86.7
====================================================================================================================


                                                                            Nine months ended September 30,
                                                                            -------------------------------
(Millions)                                                             Revenues                  Operating Profit
--------------------------------------------------------------------------------------------------------------------
                                                                  1996         1995          1996            1995
--------------------------------------------------------------------------------------------------------------------
Northwest Pipeline                                              $  205.6    $  193.8        $103.1         $ 90.6
Williams Natural Gas                                               131.8       113.3          33.9           29.5
Transcontinental Gas
    Pipe Line                                                      572.8       535.6         133.6          117.6
Texas Gas Transmission                                             220.6       187.1          55.6           35.4
Kern River Gas
    Transmission                                                   118.5           -          83.7              -
--------------------------------------------------------------------------------------------------------------------
                                                                $1,249.3    $1,029.8        $409.9         $273.1
====================================================================================================================

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

6.  Provision for income taxes

   The provision (credit) for income taxes from continuing operations includes:

                                                                  Three months ended          Nine months ended
(Millions)                                                           September 30,               September 30,
--------------------------------------------------------------------------------------------------------------------
                                                                   1996        1995          1996            1995
--------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                         $28.4       $35.4        $101.3          $46.3
   State                                                            (4.0)        5.5          10.9           15.5
--------------------------------------------------------------------------------------------------------------------
                                                                    24.4        40.9         112.2           61.8
Deferred:
   Federal                                                           7.8        (6.2)          8.6           23.2
   State                                                              .4         2.0           1.9            (.5)
--------------------------------------------------------------------------------------------------------------------
                                                                     8.2        (4.2)         10.5           22.7
--------------------------------------------------------------------------------------------------------------------
Total provision                                                    $32.6       $36.7        $122.7          $84.5
====================================================================================================================

                          The Williams Companies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


         The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. Both 1996 periods include approximately $6 million, net of federal income tax effect, from the effects of state income tax adjustments related to 1995. In addition, the nine months ended September 30, 1996, include the second quarter recognition of favorable adjustments totaling $10 million related to research credits and previously provided deferred income taxes on certain regulated capital projects.

         The effective income tax rate in 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes and minority interest. In addition, the nine months ended September 30, 1995, include the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see
Note 5) and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities, both recorded in the second quarter.

         Cash payments for income taxes for continuing and discontinued operations for the nine months ended September 30, 1996 and 1995, are $352 million and $343 million, respectively.

7.  Discontinued operations

         On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. (LDDS) for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations. Under the terms of the agreement, Williams retained Williams Telecommunications Systems, Inc. (WilTel), a national telecommunications equipment supplier and service company, and Vyvx, Inc. (included in WilTech Group), which operates a national video network specializing in broadcast television applications and satellite transmission. Both companies are included in Williams Communications Group (see Note 2).

8.  Accrued liabilities

                                                      September 30,     December 31,
(Millions)                                                 1996             1995
-------------------------------------------------------------------------------------
Rate refunds                                             $  269.4         $  180.6
Employee costs                                              162.3            135.9
Income taxes payable                                        130.5            371.6
Taxes other than income taxes                                80.7             51.2
Interest                                                     73.8             72.9
Other                                                       316.2            318.0
-------------------------------------------------------------------------------------
                                                         $1,032.9         $1,130.2
=====================================================================================

9.  Adoption of accounting standard

      Effective January 1, 1996, Williams adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on Williams' financial position or results of operations.

10.  Long-term debt

      Long-term debt consists of the following amounts:

                                                          Weighted
                                                           average
                                                          interest       September 30,        December 31,
(Millions)                                                  rate*             1996                1995
------------------------------------------------------------------------------------------------------------
The Williams Companies, Inc.
   Revolving credit loans                                      -              $      -            $   50.0
   Debentures, 8.875% -
      10.25%, payable 2012,
      2020, 2021 and 2025                                    9.6                 587.5               587.7
   Notes, 7.5% - 9.625%,
      payable through 2001                                   8.8                 818.4               842.4
Northwest Pipeline
   Debentures, 7.125% -
      10.65%, payable
      through 2025                                           9.0                 360.0               369.2
   Adjustable rate notes,
      payable through 2002                                   9.0                  10.0                11.7
Williams Natural Gas
   Variable rate notes,
      payable 1999                                           5.9                 130.0               130.0
Transcontinental Gas Pipe Line
   Debentures, 7.08% and
      9.125%, payable 1998
      through 2026                                           8.0                 351.6               153.0
   Notes, 8.125% - 9%,
      payable 1996, 1997
      and 2002                                               8.7                 378.2               381.1
   Adjustable rate notes,
      payable 2000                                             -                     -               125.1
Texas Gas Transmission
   Notes, 9.625% and
      8.625%, payable 1997
       and 2004                                              9.0                 254.1               255.9
Kern River Gas Transmission
   Notes, 6.42% and 6.72%,
      payable through 2001                                   6.6                 617.7                   -
Williams Holdings of Delaware
   Revolving credit loans                                    5.9                 303.0               150.0
   Debentures, 6.25%,
      due 2006                                               6.3                 248.8                   -
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                                   9.4                 100.0               110.0
Williams Energy Ventures
   Adjustable rate notes,
      payable through 2002                                   8.1                  25.6                21.0
Other, payable through 1999                                  7.7                   6.5                 6.8

------------------------------------------------------------------------------------------------------------
                                                                               4,191.4             3,193.9
Current portion of long-term debt                                                (54.1)             (319.9)
------------------------------------------------------------------------------------------------------------
                                                                              $4,137.3            $2,874.0
============================================================================================================

*At September 30, 1996.

    In January 1996, Williams entered into a $205 million short-term borrowing agreement to finance the purchase of the

                          The Williams Companies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


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

    For financial statement reporting purposes, $351 million in current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. At September 30, 1996, the amount available on the $800 million credit agreement of $497 million is sufficient to complete these refinancings.

    During March 1996, the Kern River floating-rate bank loan was refinanced through the issuance of 6.42 percent and 6.72 percent fixed-rate notes. Interest-rate swap agreements entered into by Kern River in prior years which effectively converted floating-rate debt to a fixed 9.1 percent remain outstanding. Concurrent with the refinancing, Kern River entered into additional interest-rate swap agreements which effectively offset the original interest-rate swaps and adjust the new fixed-rate notes to an effective interest rate of 8.5 percent.

    In April 1996, Williams Holdings entered into an interest-rate swap agreement which effectively converted its 6.25 percent fixed rate debentures to floating-rate debt (4.66 percent at September 30, 1996).

    Cash payments for interest (net of amounts capitalized) for the nine months ended September 30, 1996 and 1995, are $279 million and $197 million, respectively.

11.  Treasury stock

    In the third quarter of 1996, the Williams' board of directors authorized the open-market purchase of up to $800 million of Williams common stock. At September 30, 1996, 638,500 shares had been repurchased at a total cost of $31.2 million.

12.  Contingent liabilities and commitments

Rate and regulatory matters and related litigation

    Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $231 million at September 30, 1996; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see Note 8 for the amount of revenues reserved for potential refund as of September 30, 1996.

    In 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636, Order 636-A and Order 636-B. These orders, which were challenged in various respects by various parties in proceedings recently ruled on by the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Kern River Gas Transmission implemented its restructuring on August 1, 1993, Williams Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline, Texas Gas and Transcontinental Gas Pipe Line implemented their restructurings on November 1, 1993. Certain aspects of each pipeline company's restructuring have been under appeal.

    On July 16, 1996, the U.S. Court of Appeals for the D.C. Circuit issued an order which in part affirmed and in part remanded Order No. 636. However, the court stated that Order No. 636 would remain in effect until FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases will be lifted. The only appeal challenging Northwest Pipeline's restructuring has been dismissed.

Contract reformations and gas purchase deficiencies

    Each of the natural gas pipeline subsidiaries has undertaken the reformation or termination of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

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

    Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made six filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in gas supply realignment costs, and provided for an offset of $3 million. The third filing covered

                          The Williams Companies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


$6.5 million in gas supply realignment costs. The remaining filings covered additional costs of $12 million, which are similar in nature to the costs in the second filing. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by all of the filings made subsequent to the first filing, except for the third filing. On July 31, 1996, the administrative law judge issued an initial decision rejecting the intervenor's prudency challenge on the second filing. As of September 30, 1996, this subsidiary had an accrual of $81 million for its then-estimated remaining contract-reformation and gas supply realignment costs. Williams Natural Gas will make additional filings under the applicable FERC orders to recover such further costs as may be incurred in the future.
Williams Natural Gas has recorded a regulatory asset of approximately $81 million for estimated future recovery of the foregoing costs.

    In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. The settlement provides that Texas Gas will recover 100 percent of such costs up to $50 million, will share in costs incurred between $50 million and $80 million, and will absorb any such costs above $80 million. The settlement also extends Texas Gas' pricing differential mechanism to November 1, 1996, and beyond that date for contracts in litigation as of that date. Through September 30, 1996, Texas Gas has paid or expects to pay approximately $80 million, previously accrued, for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $54 million plus interest in gas supply realignment costs and, in accordance with the terms of its settlement, has a regulatory asset recorded at September 30, 1996, of approximately $13 million for the estimated future recovery of such costs, which is expected to be collected from customers prior to December 31, 1997. Ninety percent of the cost recovery is collected through demand surcharges on Texas Gas' firm transportation rates; the remaining 10 percent is recoverable from interruptible transportation service.

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

Environmental matters

    Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies underway to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At September 30, 1996, these subsidiaries had reserves totaling approximately $42 million for these costs.

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

    Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have also been involved in negotiations with the U.S. Environmental Protection Agency
(EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Williams Natural Gas, Texas Gas and Transcontinental Gas Pipe Line. As of September 30, 1996, Williams Natural Gas had recorded a liability for approximately $24 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $43 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

    In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears certain that such costs will exceed this amount. At September 30, 1996, Williams had approximately $9 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

    A lawsuit was filed in May 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. In June 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. The Colorado court of appeals has affirmed the dismissal and remanded the

                          The Williams Companies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


case to Colorado district court for action consistent with the appeals court's decision. Since June 1994, eight individual lawsuits have been filed against Northwest Pipeline and others in U.S. district court in Colorado, making essentially the same claims. Northwest Pipeline is vigorously defending these lawsuits.

Other legal matters

    In December 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal- seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

    In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. District Court in North Dakota against Transcontinental Gas Pipe Line and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. In September 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys' fees. In March 1994, the parties executed definitive agreements which would settle the litigation subject to final non-appealable regulatory approvals. The settlement is also subject to a FERC ruling that Transcontinental Gas Pipe Line's existing authority to recover in rates certain costs related to the purchase and transportation of gas produced by Dakota will pertain to gas purchase and transportation costs Transcontinental Gas Pipe Line will pay Dakota under the terms of the settlement. In October 1994, the FERC issued an order consolidating Transcontinental Gas Pipe Line's petition for approval of the settlement with similar petitions pending relative to two of the other three pipeline companies (the third pipeline having entered into a settlement) and setting the matter for hearing before an administrative law judge. In December 1995, the administrative law judge issued an initial decision in which he rejected the settlement agreements, finding that they were not prudent, and he ordered the pipeline companies to refund to their customers amounts collected since May 1993, in excess of the amounts he determined were appropriate. At the time of the ruling, Transcontinental Gas Pipe Line estimated that its share of the refunds the administrative law judge would require was approximately $75 million. The pipelines would be entitled to collect the amount of any such customer refunds from Dakota. The administrative law judge's decision is subject to review by the FERC. In February 1996, certain parties filed with the FERC a motion requesting that the FERC establish an additional proceeding to consider claims for additional refunds. Transcontinental Gas Pipe Line's share of these claimed additional refunds is $90 million and pertain to amounts paid to Dakota from November 1, 1988, to May 1, 1993. The pipelines have opposed this motion. The FERC held oral argument September 25, 1996.

    In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Six of the eight lawsuits have been settled for cash payments aggregating approximately $8.9 million, all of which have previously been accrued, and of which approximately $3 million is recoverable as transition costs under Order 636. Damages, including interest, of approximately $29 million, have been asserted in the remaining cases. Producers have received and may receive other demands which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

    In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazelton, Pennsylvania (the Facility). Hazelton Fuel Management Company (HFMC), a subsidiary of Transco Energy, formerly supplied natural gas and fuel oil to the Facility. As of September 30, 1996, HFMC had current outstanding receivables from the Partnership of approximately $20 million, all of which has been reserved. The construction of the Facility was funded by several banks that have a security interest in all of the Partnership's assets. HFMC has asserted to the Bankruptcy Court that payment of its receivables is superior to

                          The Williams Companies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


the lien of the banks and intends to vigorously pursue the collection of such amounts. HFMC has also filed suit against the lead bank with respect to this and other matters, including the alleged tortious interference with HFMC's contractual relations with the Partnership and other parties. In March 1995, the Bankruptcy Court approved the rejection of the gas supply contract between the Partnership and HFMC. HFMC has in turn asserted force majeure under a contract with a producer under which HFMC purchased natural gas for the Facility. The Partnership recently negotiated favorable buyouts of its power purchase agreements with two electric utilities. The buyouts are subject to Bankruptcy Court and Pennsylvania Public Utility Commission approvals.

    On July 18, 1996, an individual filed a lawsuit in the United States District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of Williams' natural gas pipeline subsidiaries are named as defendants in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. The pipelines intend to vigorously defend against these claims.

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

                                   ITEM 2.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


Third Quarter 1996 vs. Third Quarter 1995

  NORTHWEST PIPELINE'S revenues decreased $6.6 million, or 9 percent, due primarily to the effect of a 1995 reversal of approximately $16 million of certain accrued liabilities for estimated rate refunds, partially offset by approximately $3 million in 1996 related to a favorable regulatory decision. In addition, transportation rates increased effective February 1, 1996, associated with the expansion of mainline capacity placed into service on December 1, 1995. Total throughput increased 10.3 TBtu, or 6 percent, associated with the expansion of mainline capacity. Operating profit decreased $1.2 million, or 3 percent, due primarily to the approximate $11 million net effect of two reserve accrual adjustments in 1995. One was a $16 million favorable adjustment of rate refund accruals based on recent rate case developments. Partially offsetting this was a loss accrual (included in other income--net) in connection with a lawsuit involving a former transportation customer. In addition, operating profit this quarter benefitted from increased rates associated with the expansion of mainline capacity.
  WILLIAMS NATURAL GAS' revenues increased $9.4 million, or 27 percent, due primarily to the effect of the 1995 direct bill refund of gas purchases of approximately $8 million and increased transportation revenue of $2 million. The increase in transportation revenue is due primarily to the collection of gas supply realignment costs. Total throughput decreased 7.1 TBtu, or 11 percent, due primarily to lower interruptible volumes. Costs and operating expenses increased $11 million, or 80 percent, due primarily to the effect of the 1995 direct bill refund of gas purchases and the amortization in 1996 of gas supply realignment costs. Operating profit decreased $100,000, or 1 percent.
  TRANSCONTINENTAL GAS PIPE LINE'S revenues decreased $7.4 million, or 4 percent, due primarily to lower transportation costs charged to Transco by others and recovered in Transco's rates, partially offset by approximately $7 million in higher transportation revenue. Transportation revenue increased due primarily to increased throughput and new rates effective September 1, 1995, which allow the passthrough of increased costs. Total throughput increased 12.1 TBtu, or 4 percent, due primarily to increased long haul and firm production area transportation volumes. Costs and expenses decreased $14 million, or 9 percent, due primarily to lower transportation costs charged to Transco by others. Operating profit increased $6.6 million, or 19 percent, due primarily to higher transportation revenue and lower general and administrative expenses of approximately $2 million, partially offset by increased operation and maintenance expense of approximately $3 million. Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters of the year.
  TEXAS GAS TRANSMISSION'S revenues decreased $1.6 million, or 3 percent, due primarily to a lower level of recoverable costs. Total throughput increased 19.1 TBtu, or 13 percent. Operating profit decreased $800,000, or 23 percent, due primarily to higher operating and maintenance expense. Because of its rate structure, Texas Gas typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters.
  KERN RIVER GAS TRANSMISSION (KERN RIVER) operates a natural gas pipeline system extending from Wyoming through Nevada to California. On January 16, 1996, Williams acquired the remaining interest in Kern River. Revenues were $42.8 million in the third quarter of 1996, while costs and operating expenses were $9 million, selling, general and administrative expenses were $3 million and operating profit was $30.6 million. Prior to the acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income. Equity earnings for the third quarter of 1995 was $8 million. Throughput was
68.5 TBtu in the third quarter of 1996. Throughput for the third quarter of 1996 is comparable to third-quarter 1995.
  WILLIAMS FIELD SERVICES GROUP'S revenues increased $18.6 million, or 13 percent, due primarily to higher processing and natural gas liquids sales revenues of $3 million and $14 million, respectively. Processing and natural gas liquids volumes increased 14 percent and 49 percent, respectively, and average natural gas liquids prices also increased. A 21 percent increase in gathering volumes was offset by lower average gathering rates. Costs and operating expenses increased $6 million, or 6 percent, due primarily to expanded facilities and increased operations. Other income--net for 1996 includes a $3 million gain from the sale of a small gathering system in the Texas panhandle. Other income--net for 1995 includes $12 million in operating profit from the net effect of two unrelated items. One was $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. This was partially offset by an $8 million loss accrual for a future minimum price natural gas purchase commitment. Operating profit increased $1.5 million, or 3 percent, due primarily to increased gas liquids margins and higher processing revenues, largely offset by higher costs and operating expenses associated with expanded facilities and increased operations and the 1995 $12 million net effect of two unrelated items in other income--net.
  WILLIAMS ENERGY SERVICES' revenues increased $6 million, or 32 percent, due primarily to higher price-risk management revenues of $14 million, partially offset by lower natural gas physical trading and contract origination revenues of $5 million and $2 million, respectively. The

                                   ITEM 2.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


natural gas physical trading volumes increase of 12 percent from growth in west and mid-continent trading activity was more than offset by lower physical trading margins of $7 million. Operating profit increased $9.1 million from $4.4 million in 1995 due primarily to the increase in revenues combined with a reduction of development costs associated with its information products business, partially offset by higher selling, general and administrative expenses.
  WILLIAMS PIPE LINE'S (INCLUDING WILLIAMS ENERGY VENTURES) revenues increased $33 million, or 38 percent, due primarily to an increase in non-transportation revenue combined with a 3 percent increase in shipments. The increase in non-transportation revenue is due primarily to Williams Energy Ventures' ethanol sales following the August 1995 acquisition of Pekin Energy and the fourth-quarter 1995 completion of the Nebraska Energy plant, combined with higher product marketing and services revenue. Costs and operating expenses increased $37 million, or 64 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) decreased $5.2 million, or 26 percent, due primarily to the decision to suspend ethanol production to perform efficiency maintenance on ethanol production plants during the third-quarter 1996, a period of record high corn prices. This was slightly offset by the increase in transportation revenue. Williams Energy Ventures' results declined $6.3 million to a $5.2 million operating loss in 1996. During the fourth-quarter 1996, corn prices returned to more traditionally normal levels. In September 1996, Williams Energy Ventures announced it had acquired a
45.5 percent interest in eight petroleum products terminals in the Southeast, giving it a platform to market services in the southeastern region of the country.
  WILLIAMS COMMUNICATIONS GROUP'S revenues increased $57.1 million, or 43 percent, due primarily to $31 million from the acquisitions of Global Access Telecommunications Services, ComLink, Inc., NUS Training, the teleports of ICG Wireless Services, ITC mediaConferencing and SoftIRON Systems. Additionally, increased business activity resulted in an $18 million revenue increase in new systems. Billable minutes from occasional service and the number of ports in service at September 30, 1996, increased 30 percent and 11 percent, respectively, compared to September 30, 1995. Costs and operating expenses increased $47 million, or 47 percent, and selling, general and administrative expenses increased $15 million, or 60 percent, due primarily to the overall increase in business activity and higher expenses for developing additional products and services, including expenses of the acquired operations. Operating profit decreased $4.5 million, or 68 percent, due primarily to the expense of developing additional products and services along with integrating the most recent acquisitions.
  GENERAL CORPORATE EXPENSES increased $4.1 million, or 55 percent, due primarily to higher professional services. Interest accrued increased $26.1 million, or 39 percent, due primarily to higher borrowing levels including $643 million of debt assumed with the acquisition of Kern River (see Note 3), slightly offset by lower average interest rates. Interest capitalized decreased $2.6 million, or 56 percent, due primarily to lower capital expenditures for gathering and processing facilities. Investing income decreased $6.7 million, or 50 percent, due primarily to $8 million lower equity earnings from Williams' 50 percent ownership in Kern River. Kern Rivers' 1996 operating results are included in operating profit (see Note 3). The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes approximately $6 million, net of federal income tax effect, from the effects of state income tax adjustments related to 1995. The effective income tax rate in 1995 approximates the federal statutory rate as the effect of state income taxes was offset by income tax credits from coal-seam gas production.
  Preferred stock dividends decreased $4.5 million, or 64 percent, due primarily to the difference in the fair value of subordinated debentures issued and the carrying value of the $2.21 cumulative preferred stock exchanged in 1995.

Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

  NORTHWEST PIPELINE'S revenues increased $11.8 million, or 6 percent, due primarily to increased transportation rates, effective February 1, 1996, associated with the expansion of mainline capacity placed into service on December 1, 1995, and approximately $8 million related to reserve reversals and favorable regulatory decisions, partially offset by the effect of the 1995 reversal of approximately $16 million of certain accrued liabilities for estimated rate refund accruals. Total throughput increased 52.1 TBtu, or 9 percent. Operating profit increased $12.5 million, or 14 percent, due primarily to increased transportation rates associated with the expansion of mainline capacity, and the reserve reversals and favorable regulatory decisions, partially offset by the effect of the 1995 approximately $11 million net effect of two reserve accrual adjustments. One was a $16 million favorable adjustment of rate refund accruals based on recent rate case developments. Partially offsetting this was a loss accrual (included in other income--net) in connection with a lawsuit involving a former transportation customer.
  WILLIAMS NATURAL GAS' revenues increased $18.5 million, or 16 percent, due primarily to the effect of the 1995 reversal of direct bill refund of gas purchases of approximately $8 million, in addition to increased transportation revenue of $12 million. The increase in transportation revenue is due primarily to new tariff rates

                                   ITEM 2.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


that became effective August 1, 1995, and $6 million related to the collection of gas supply realignment costs. Total throughput increased 3.2 TBtu, or 1 percent. Costs and operating expenses increased $15 million, or 27 percent, due primarily to the effect of the 1995 reversal of direct bill refund of gas purchases and the 1996 amortization of gas supply realignment costs. Operating profit increased $4.4 million, or 15 percent, due primarily to new tariff rates that became effective August 1, 1995.
  TRANSCONTINENTAL GAS PIPE LINE'S revenues increased $37.2 million, or 7 percent, due primarily to a full year of operations in 1996 compared with 1995, which reflected operations from January 18, 1995, when Williams acquired majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were $35.8 million. Revenues also increased due to $20 million in higher transportation revenue, partially offset by lower transportation costs charged to Transco by others and recovered in Transco's rates. Transportation revenue increased due primarily to increased throughput, which benefitted from a system expansion placed in service in late 1995, and new rates effective September 1, 1995, which allow the passthrough of increased costs. Total throughput increased 165.8 TBtu, or 17 percent, due primarily to a full year of operations in 1996 compared to a partial year in 1995. Operating profit increased $16 million, or 14 percent, due primarily to a full year of operations in 1996, increased transportation revenue and lower general and administrative expenses, partially offset by higher operation, maintenance and depreciation expense. Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters of the year.
  TEXAS GAS TRANSMISSION'S revenues and operating profit increased $33.5 million, or 18 percent, and $20.2 million, or 57 percent, respectively, due primarily to new rates that became effective April 1, 1995, and an adjustment to regulatory accruals based on a recent rate-case settlement. Also, the first quarter of 1995 reflected operations from January 18, when Williams acquired majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were $16 million. Total throughput increased 119.7 TBtu, or 26 percent, due primarily to a full year of operations in 1996 compared to a partial year in 1995. Because of its rate structure, Texas Gas typically experiences lower operating profits in the second and third quarters as compared to the first and fourth quarters of the year.
  KERN RIVER GAS TRANSMISSION'S (KERN RIVER) remaining interest was acquired by Williams on January 16, 1996. Revenues and operating profit amounts for the nine months ended September 30, 1996, include the operating results of Kern River since the acquisition date. Kern River's revenues were $118.5 million for the nine months of 1996, while costs and operating expenses were $26 million, selling, general and administrative expenses were $9 million and operating profit was $83.7 million. Prior to the acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income. Equity earnings for the nine months of 1996 includes $2 million for the period prior to the acquisition date, compared to $23 million for the first nine months of 1995. Throughput was 199.6 TBtu for the nine months of 1996 (for the period subsequent to the acquisition date). Throughput for the first nine months of 1996 is comparable to 1995.
  WILLIAMS FIELD SERVICES GROUP'S revenues increased $108.2 million, or 26 percent, due primarily to higher gathering, processing and natural gas liquids sales revenues of $25 million, $11 million, and $37 million, respectively, combined with increased natural gas sales volumes. Gathering, processing and natural gas liquids volumes increased 26 percent, 25 percent and 40 percent, respectively. Average natural gas liquids prices also increased while average gathering rates decreased. Costs and expenses (excluding other income--net) increased $71 million, or 22 percent, due primarily to increased natural gas purchase volumes, expanded facilities and increased operations. Other income--net for 1996 includes a $3 million environmental remediation accrual offset by a $3 million gain from the sale of a small gathering system in the Texas panhandle. Other income--net for 1995 includes $12 million in operating profit from the net effect of two unrelated items. One was $20 million from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. This was partially offset by an $8 million loss accrual for a future minimum price natural gas purchase commitment. Operating profit increased $24 million, or 21 percent, due primarily to increased natural gas liquids margins and higher gathering and processing revenues, partially offset by higher costs and operating expenses associated with expanded facilities and increased operations and the 1995 $12 million net effect of two unrelated items in other income--net.
  WILLIAMS ENERGY SERVICES' revenues increased $9.3 million, or 14 percent, due primarily to higher price-risk management revenues of $29 million, partially offset by lower contract origination and natural gas physical trading revenues of $16 million and $3 million, respectively. Natural gas physical trading volumes increased 26 percent from 525 TBtu to 661 TBtu (an average of 2.4 Bcf/day), due primarily to increased trading activity in the west and mid-continent regions. This volume increase was more than offset by lower physical trading margins of $12 million. Operating profit increased $13.4 million, or 45 percent, due primarily to the increase in revenues combined with a reduction of development costs associated with its information products business, partially

                                   ITEM 2.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


offset by higher selling, general and administrative expenses.
  WILLIAMS PIPE LINE'S (INCLUDING WILLIAMS ENERGY VENTURES) revenues increased $162.3 million, or 74 percent, due primarily to an increase in non-transportation revenue combined with a 10 percent increase in shipments. Shipments increased due primarily to new business and the impact during 1995 of unfavorable weather conditions and a November 1994 fire at a truck-loading rack. Average length of haul and transportation rate per barrel decreased 3 percent and 1 percent, respectively, due primarily to shorter haul movements. The increase in non-transportation revenue is due primarily to Williams Energy Ventures' ethanol sales following the August 1995 acquisition of Pekin Energy and the fourth-quarter 1995 completion of the Nebraska Energy plant, combined with higher product marketing and services revenues. Costs and expenses increased $154 million, or 91 percent, due primarily to ethanol production activities. Operating profit (including Williams Energy Ventures) increased $8.4 million, or 17 percent, due primarily to increased transportation revenue, partially offset by the decision to suspend ethanol production to perform efficiency maintenance on ethanol production plants during the third-quarter 1996, a period of record high corn prices. Williams Energy Ventures' operating loss increased $4.8 million to $5.6 million. During the fourth-quarter 1996, corn prices returned to more traditionally normal levels. In September 1996, Williams Energy Ventures announced it had acquired a 45.5 percent interest in eight petroleum products terminals in the Southeast, giving it a platform to market services in the southeastern region of the country.
  WILLIAMS COMMUNICATIONS GROUP'S revenues increased $97.1 million, or 25 percent, due primarily to $60 million from the acquisitions of Global Access Telecommunications Services, ComLink, Inc., NUS Training, the teleports of ICG Wireless Services, ITC mediaConferencing and SoftIRON Systems. Additionally, increased business activity resulted in a $20 million revenue increase in new systems and an $11 million revenue increase in digital fiber television services. Billable minutes from occasional service and the number of ports in service at September 30, 1996, each increased 11 percent compared to September 30, 1995. Costs and operating expenses increased $72 million, or 24 percent, and selling, general and administrative expenses increased $36 million, or 49 percent, due primarily to the overall increase in business activity and higher expenses for developing additional products and services, including the cost of integrating the most recent acquisitions. Operating profit decreased $11 million, or 65 percent, due primarily to the expense of developing additional products and services along with integrating the most recent acquisitions.
  GENERAL CORPORATE EXPENSES increased $4.2 million, or 16 percent, due primarily to higher employee compensation expense and professional services, partially offset by the effect of a $4 million contribution in 1995 to The Williams Companies Foundation. Interest accrued increased $61.4 million, or 30 percent, due primarily to higher borrowing levels including $643 million of debt assumed with the acquisition of Kern River (see Note 3), slightly offset by lower average interest rates. Interest capitalized decreased $6 million, or 57 percent, due primarily to lower capital expenditures for gathering and processing facilities, in addition to the completion of a Northwest Pipeline mainline expansion in 1995. Investing income decreased $66.5 million, or 82 percent, due primarily to the effect of a 1995 $15 million dividend from Texasgulf Inc. and interest earned in 1995 on the invested portion of the cash proceeds from the sale of Williams' network services operations, in addition to $22 million lower equity earnings from Williams' 50 percent ownership in Kern River. Kern River's 1996 operating results are included in operating profit since the acquisition date (see Note 3). The 1995 loss on sale of investment results from the sale of the 15 percent interest in Texasgulf Inc. (see Note
5). Other income (expense)--net in 1995 included $10 million for minority interest expense associated with the Transco merger. The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable adjustments totaling $16 million related to research credits, previously provided deferred income taxes on certain regulated capital projects and state income tax adjustments related to 1995. The effective income tax rate in 1995 was less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes and minority interest. In addition, 1995 included the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 5) and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities.
  On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations (see Note 7).
  Preferred stock dividends decreased $4.8 million, or 38 percent, due primarily to the difference in the fair value of subordinated debentures issued and the carrying value of the $2.21 cumulative preferred stock exchanged in 1995.

Financial Condition and Liquidity

Liquidity

  Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash

                                   ITEM 2.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At September 30, 1996, Williams had access to $499 million of liquidity representing the available portion of its $800 million bank-credit facility plus cash-equivalent investments. This compares with liquidity of $656 million at December 31, 1995, and $765 million at September 30, 1995. The decrease in 1996 is due to additional borrowings under the bank credit facility.
  In 1996, capital expenditures (excluding acquisition of businesses) are estimated to be approximately $800 million. During 1996, Williams expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of its $800 million bank-credit facility, or additional borrowings, which include public debt/equity offerings and/or expanding committed borrowing facilities.

Financing Activities

  On January 16, 1996, Williams acquired the remaining interest in Kern River Gas Transmission Company for $206 million in cash and entered into a $205 million short-term borrowing agreement to finance the purchase (see Note 3).
  For financial statement reporting purposes, $351 million of current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. The amount available on the $800 million credit agreement of $497 million is sufficient to complete these refinancings.
  The consolidated long-term debt to long-term debt-plus-equity ratio increased to 55.3 percent at September 30, 1996, from 47.4 percent at December 31, 1995. The increase is due primarily to the assumption of Kern River's debt, combined with the issuance of $250 million of debentures by Williams Holdings under a $400 million shelf registration statement filed with the Securities and Exchange Commission in January 1996, and higher borrowings by Williams Holdings under the bank-credit facility.
  During March 1996, the Kern River floating-rate bank loan was refinanced through the issuance of 6.42 percent and 6.72 percent fixed-rate notes. Interest-rate swap agreements entered into by Kern River in prior years which effectively converted floating-rate debt to a fixed 9.1 percent remain outstanding. Concurrent with the refinancing, Kern River entered into additional interest-rate swap agreements which effectively offset the original interest-rate swaps and adjust the new fixed-rate notes to an effective interest rate of 8.5 percent.
  In April 1996, Williams Holdings entered into an interest-rate swap agreement which effectively converted its 6.25 percent fixed-rate debentures to floating-rate debt (4.66 percent at September 30, 1996).
  During the third quarter of 1996, Williams began the open-market purchase of its common stock. Purchases of 638,500 shares totaling $31 million were completed by September 30, 1996. The Williams' board of directors has authorized up to $800 million of such purchases.
  The increase in receivables from December 31, 1995, is due primarily to increased trading activities by Williams Energy Services. The increase in property, plant and equipment primarily reflects the consolidation of Kern River following the January 1996 acquisition. The increase in other assets and deferred charges is due primarily to regulatory assets associated with debt and the excess purchase price allocated to intangibles for businesses acquired by Williams Communications Group.

Other

  The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 123 "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. As provided for in the standard, Williams will not adopt the recognition provisions and will provide the pro forma net income and earnings-per-share disclosures required by the standard in its 1996 annual financial statements.
  Williams currently follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this standard, because the exercise price of Williams' fixed-plan common stock options equals the market price of the underlying stock on the date of the grant, no compensation is recognized.

                          Part II.  Other Information


Item 6.       Exhibits and Reports on Form 8-K

              (a)   The exhibits listed below are filed as part of this report:

                       Exhibit 3-- By-laws as amended on September 19, 1996

                       Exhibit 11--Computation of Earnings Per Common and
                                     Common-equivalent Share

                       Exhibit 12--Computation of Ratio of Earnings to Combined
                                     Fixed Charges and Preferred Stock Dividend
                                     Requirements

              (b) During the third quarter of 1996, the Company filed a Form 8-K on July 21, 1996, which reported a significant event under Item 5 of the Form and included the exhibits required by Item 7 of the Form.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              THE WILLIAMS COMPANIES, INC.
                                              ---------------------------------
                                              (Registrant)



                                              Gary R. Belitz
                                              ---------------------------------
                                              Gary R. Belitz
                                              Controller
                                              (Duly Authorized Officer and
                                               Chief Accounting Officer)

November 14, 1996

                              INDEX TO EXHIBITS



   EXHIBIT
   NUMBER     DESCRIPTION
   -------    -----------

  Exhibit 3 --By-laws as amended on September 19, 1996

  Exhibit 11--Computation of Earnings Per Common and Common-equivalent Share

  Exhibit 12--Computation of Ratio of Earnings to Combined Fixed Charges and
                Preferred Stock Dividend Requirements

  Exhibit 27--Financial Data Schedule