Form 10-K405
period 1996-12-31
WILLIAMS COMPANIES INC
filed 1997-03-26
CIK 107263

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-4174
                          THE WILLIAMS COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      73-0569878
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
             ONE WILLIAMS CENTER
               TULSA, OKLAHOMA                                     74172
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

              Registrant's telephone number, including area code:
                                 (918) 588-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
        Common Stock, $1.00 par value                 New York Stock Exchange and the
       Preferred Stock Purchase Rights                     Pacific Stock Exchange
      $2.21 Cumulative Preferred Stock,                   New York Stock Exchange
               $1.00 par value
    9.60% Subordinated Deferrable Interest                New York Stock Exchange
             Debentures due 2025

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the registrant's voting stock held by nonaffiliates as of the close of business on March 21, 1997, was approximately $7.2 billion.

     The number of shares of the registrant's Common Stock outstanding at March 21, 1997, was 158,712,481, excluding 3,637,560 shares held by the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 1997 are incorporated by reference in Part III.
================================================================================

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

     On January 16, 1996, the Company acquired a 49.9 percent interest from its partner in Kern River Gas Transmission Company giving the Company 99.9 percent ownership of this natural gas pipeline system. The purchase price was $206 million. See Note 2 of Notes to Consolidated Financial Statements. The Company acquired the remaining 0.1 percent interest in the partnership on February 28, 1997, for $387,600.

     Also in 1996, the Company combined its energy operations, other than its interstate natural gas pipelines, under a newly created, wholly owned, indirect subsidiary, Williams Energy Group, and began reporting such operations for financial reporting purposes on this basis in the fourth quarter of 1996. In addition, the Company organized the reporting for its communications operations under a single communications reporting entity, Williams Communications Group, Inc., and has reported such operations for financial reporting purposes on this basis since the third quarter of 1996.

     In January 1995, the Company sold the network services operations of its telecommunications subsidiary to LDDS Communications, Inc. for $2.5 billion in cash (the "WNS Sale"). The Company has reported the network services operations as discontinued operations for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements. The Company used the proceeds from the WNS Sale to pay off short-term credit facilities, to fund the acquisition of Transco Energy Company discussed below, to finance its ongoing capital program and for other uses.

     In December 1994, the Company entered into a merger agreement with Transco Energy Company. Under the agreement, the Company acquired approximately 60 percent of Transco Energy Company's common stock through a cash tender offer completed in January 1995. On April 28, 1995, the Transco Energy Company stockholders approved an agreement and plan of merger whereby Transco Energy Company became a wholly owned subsidiary of the Company effective May 1, 1995. Total value of the transaction was more than $3 billion, including cash, stock and the assumption of Transco Energy Company debt. As of May 1, 1995, the Company caused Transco Energy Company to declare and pay as dividends to the Company all of Transco Energy Company's interest in Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation. See Note 2 of Notes to Consolidated Financial Statements.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company, through subsidiaries, engages in the transportation and sale of natural gas and related activities; natural gas gathering, processing, and treating activities; the transportation and terminaling of petroleum products; hydrocarbon exploration and production activities; the production and marketing of ethanol; and energy commodity trading and marketing and provides a variety of other products and services, including price risk management services, to the energy industry. The Company also engages in the communications business. In 1996, the Company's energy subsidiaries owned and operated: (i) five interstate natural gas pipeline systems; (ii) natural gas production properties; (iii) natural gas gathering and processing facilities; (iv) a common carrier petroleum products and crude oil pipeline system; (v) petroleum products terminals; and
(vi) ethanol production facilities. The Company also trades and markets energy commodities and offers price-risk management services. The Company's communications subsidiaries offer: (i) data-, voice- and video-related products and services; (ii) advertising distribution services; (iii) video services and other multimedia services for the broadcast industry; (iv) broadcast facsimile and audio- and videoconferencing services for businesses; (v) interactive, computer-based training and services; (vi) customer-premise voice and data equipment, including installation and maintenance; and (vii) network integration and management services nationwide. The Company also has investments in the equity of certain other companies.

     Substantially all operations of Williams are conducted through subsidiaries. Williams performs management, legal, financial, tax, consultative, administrative and other services for its subsidiaries. Williams' principal sources of cash are from dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered and interest payments from subsidiaries on cash advances. The amount of dividends available to Williams from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements. The terms of certain subsidiaries' borrowing arrangements limit the transfer of funds to the Company.
                         ------------------------------

     To achieve organizational and operating efficiencies, the Company's interstate natural gas pipelines are grouped together and are referred to internally as the interstate natural gas systems. All other operating companies are owned directly by Williams Holdings of Delaware, Inc., a wholly-owned subsidiary of the Company. The energy operations of Williams Holdings of Delaware, Inc. are grouped into a wholly-owned subsidiary, Williams Energy Group, and its communications operations are grouped into a wholly-owned subsidiary, Williams Communications Group, Inc. Item 1 of this report is formatted to reflect this structure.

                    WILLIAMS INTERSTATE NATURAL GAS SYSTEMS

     The Company's interstate natural gas pipeline group owns and operates a combined total of approximately 28,000 miles of pipelines with a total annual throughput of approximately 3,800 TBtu* of natural gas and peak-day delivery capacity of approximately 15 Bcf of natural gas. The interstate natural gas pipeline group consists of Transcontinental Gas Pipe Line Corporation, Northwest Pipeline Corporation, Kern River Gas Transmission Company, Texas Gas Transmission Corporation and Williams Natural Gas Company, owners and operators of interstate natural gas pipeline systems. As previously noted, the Company acquired Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation in 1995. For the accounting treatment of the acquisition, see Note 2 of Notes to Consolidated Financial Statements. Also as noted above, the Company acquired an additional 49.9 percent interest in Kern River Gas Transmission Company in January 1996 and the remaining 0.1 percent interest in February 1997.

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

     A business description of each company in the interstate natural gas pipeline group follows.

---------------

* The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "Btu" means British Thermal Unit, "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (TRANSCO)

     Transco is an interstate natural gas transmission company that owns a 10,500-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi and the offshore Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and eleven southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania. Effective May 1, 1995, Transco transferred the operation of certain production area facilities to Williams Field Services Group, Inc., an affiliated company.

  Pipeline System and Customers

     At December 31, 1996, Transco's system had a mainline delivery capacity of approximately 3.6 Bcf of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.9 Bcf of gas per day for a system-wide delivery capacity total of approximately 6.5 Bcf of gas per day. Excluding the production area facilities operated by Williams Field Services Group, Inc., Transco's system is composed of approximately 7,300 miles of mainline and branch transmission pipelines, 37 compressor stations and six storage locations. Compression facilities at a sea level-rated capacity total approximately 1.2 million horsepower.

     Transco's major gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. Transco's largest customer in 1996 accounted for approximately 11 percent of Transco's total operating revenues. No other customer accounted for more than 10 percent of total operating revenues. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under shorter term agreements.

     Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields and a liquefied natural gas (LNG) storage facility. The total storage capacity available to Transco and its customers in such storage fields and LNG facility is approximately 216 Bcf of gas. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

  Expansion Projects

     In August 1996, Transco filed for FERC approval to expand the offshore portion of its existing Southeast Louisiana Gathering System in two phases to provide a total of 660 MMcf of gas per day of additional firm transportation capacity. Transco estimates the cost of the expansion to be approximately $129 million and expects to invest approximately $95 million in 1997.

     In November 1996, Transco filed for FERC approval to extend and expand its Mobile Bay lateral. The project will include expansion of Transco's existing 123-mile Mobile Bay lateral and construction of a new 77-mile offshore pipeline extension to an area near the outer continental shelf. The project, which would increase capacity as much as 600 MMcf of gas per day at an estimated cost of $171 million, is targeted to be in service by the 1998-99 winter heating season. In December, Transco received nominations for 300 MMcf of gas per day of capacity in the project.

     In November 1996, Transco completed and placed into service the Southeast Expansion Project. Since late 1994, the project has added 205 MMcf of gas per day of firm transportation capacity to Transco's customers in the southeast. The total cost of the expansion was approximately $106 million, of which approximately $22 million was invested in 1996.

     In November 1996, FERC approved the Pine Needle LNG storage project. Transco and several of its major customers will construct and own the facility, which will be located near Transco's mainline system in Guilford, North Carolina. The project will have 4 Bcf of storage capacity and 400 MMcf of gas per day of withdrawal capacity. Transco will operate the facility and have a 35 percent ownership interest. Construction began in February 1997, and the project is expected to be in service by the second quarter of 1999. The FERC application estimates the total cost of the project to be $107 million.

     In December 1996, Transco and several major customers announced the filing with the North Carolina Utilities Commission for approval of the Cardinal Pipeline System project. The project involves the acquisition of an existing 37-mile pipeline in North Carolina and construction of a 67-mile pipeline extension. Transco expects to complete construction of the pipeline extension by the end of 1999. Transco will operate the expanded pipeline system and have a 45 percent ownership interest. Transco expects to make equity investments of approximately $22 million in this project.

     In December 1996, FERC approved the SunBelt Expansion Project, which will provide additional firm transportation capacity to markets in Georgia, South Carolina and North Carolina. The SunBelt Expansion Project will provide a total of 146 MMcf of gas per day of firm transportation capacity to existing and new Transco customers by the 1997-1998 winter heating season. Transco estimates the cost of the expansion to be approximately $85 million. Transco spent approximately $12 million on the project in 1996 and expects to invest approximately $68 million in 1997.

     In November 1996, FERC made a preliminary determination that public convenience and necessity requires Transco's SeaBoard Expansion Project but denied Transco's request for rolled-in rate treatment. Transco has spent approximately $6 million on the project to date. In response to FERC's denial of rolled-in rate treatment, Transco has plans to significantly modify this project.

     Operating Statistics. The following table summarizes transportation data for the periods indicated, including periods during which the Company did not own Transco:

                                                            1996       1995       1994
                                                           -------    -------    -------
System Deliveries (TBtu)
  Market-area deliveries:
     Long-haul transportation............................    948.9      858.4      805.1
     Market-area transportation..........................    428.1      467.3      453.6
                                                           -------    -------    -------
          Total market-area deliveries...................  1,377.0    1,325.7    1,258.7
  Production-area transportation.........................    210.0      165.9      185.9
                                                           -------    -------    -------
  Total system deliveries................................  1,587.0    1,491.6    1,444.6
                                                           =======    =======    =======
Average Daily Transportation Volumes (TBtu)..............      4.3        4.1        4.0
Average Daily Firm Reserved Capacity (TBtu)..............      5.2        5.2        4.9

NORTHWEST PIPELINE CORPORATION (NORTHWEST PIPELINE)

     Northwest Pipeline is an interstate natural gas transmission company that owns and operates a pipeline system for the mainline transmission of natural gas extending from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. Northwest Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington, directly or indirectly through interconnections with other pipelines.

  Pipeline System and Customers

     At December 31, 1996, Northwest Pipeline's system, having an aggregate mainline deliverability of approximately 2.5 Bcf of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines and 40 mainline compressor stations with a combined capacity of approximately 307,000 horsepower.

     In 1996, Northwest Pipeline transported natural gas for a total of 143 customers. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The three largest customers of Northwest Pipeline in 1996 accounted for approximately 15.5 percent, 15.3 percent and 10.4 percent, respectively, of total operating revenues. No other customer accounted for more than 10 percent of total operating revenues. Northwest Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Northwest Pipeline's business. Additionally, Northwest Pipeline offers interruptible transportation service under agreements that are generally short term.

     As a part of its transportation services, Northwest Pipeline utilizes underground storage facilities in Utah and Washington enabling it to balance daily receipts and deliveries. Northwest Pipeline also owns and operates a liquefied natural gas storage facility in Washington that provides a needle-peaking service for the system. These storage facilities have an aggregate delivery capacity of approximately 973 MMcf of gas per day.

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtus):

                                                              1996    1995    1994
                                                              ----    ----    ----
Transportation Volumes......................................  834     826     679
Average Daily Transportation Volumes........................  2.3     2.3     1.9
Average Daily Firm Reserved Capacity........................  2.5     2.4     2.4

KERN RIVER GAS TRANSMISSION COMPANY (KERN RIVER)

     Kern River is an interstate natural gas transmission company that owns and operates a natural gas pipeline system extending from Wyoming through Utah and Nevada to California. Kern River had been jointly owned and operated by Williams Western Pipeline Company, a subsidiary of the Company, and a subsidiary of an unaffiliated company. As previously indicated, the Company acquired an additional 49.9 percent interest in Kern River in January 1996. See Note 2 of Notes to Consolidated Financial Statements. In February 1997, the Company acquired the remaining 0.1 percent interest in Kern River. The transmission system, which commenced operations in February 1992 following completion of construction, delivers natural gas primarily to the enhanced oil recovery fields in southern California. The system also transports natural gas for utilities, municipalities and industries in California, Nevada and Utah.

  Pipeline System and Customers

     As of December 31, 1996, Kern River's pipeline system was composed of approximately 705 miles of mainline and branch transmission and five compressor stations having an aggregate mainline delivery capacity of 700 MMcf of gas per day. The pipeline system interconnects with the pipeline facilities of another pipeline company at Daggett, California. From the point of interconnection, Kern River and the other pipeline company have a common 219-mile pipeline which is owned 63.6 percent by Kern River and 36.4 percent by the other pipeline company, as tenants in common, and is designed to accommodate the combined throughput of both systems. This common facility has a capacity of 1.1 Bcf of gas per day.

     Gas is transported for others under firm long-term transportation contracts totaling 682 MMcf of gas per day. In 1996, Kern River transported natural gas for customers in California, Nevada and Utah. Gas was transported for five customers in Kern County, California, for reinjection as a part of enhanced oil recovery operations and for 28 local distribution customers, electric utilities, cogeneration projects and commercial and other industrial customers. The five largest customers of Kern River in 1996 accounted for approximately 14 percent, 13 percent, 12 percent, 11 percent and 11 percent, respectively, of operating revenues. Three of these customers serve the enhanced oil recovery fields. No other customer accounted for more than 10 percent of operating revenues in 1996.

     During 1995, Kern River executed a seasonal firm transportation contract to deliver natural gas into the Las Vegas, Nevada, market area during the winter months. Kern River expects to begin deliveries of 10 MMcf of gas per day in December 1997 and to escalate such deliveries to 40 MMcf of gas per day on a seasonal basis in 1999.

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtus):

                                                              1996    1995    1994
                                                              ----    ----    ----
Transportation Volumes......................................  281     286     278
Average Daily Transportation Volumes........................  .77     .78     .76
Average Daily Firm Reserved Capacity........................  .71     .72     .74

TEXAS GAS TRANSMISSION CORPORATION (TXG)

     TXG is an interstate natural gas transmission company that owns and operates a natural gas pipeline system originating in the Louisiana Gulf Coast area and in east Texas and running generally north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana and into Ohio, with smaller diameter lines extending into Illinois. TXG's direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati and Dayton, Ohio; and Indianapolis, Indiana, metropolitan areas. TXG also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

  Pipeline System and Customers

     At December 31, 1996, TXG's system, having a mainline delivery capacity of approximately 2.8 Bcf of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission pipelines and 32 compressor stations having a sea level-rated capacity totaling approximately 549,000 horsepower.

     In 1996, TXG transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio and to customers in the Northeast served indirectly by TXG. TXG transported gas for 133 distribution companies and municipalities for resale to residential, commercial and industrial users. TXG provided transportation services to approximately 102 industrial customers located along the system. At December 31, 1996, TXG had transportation contracts with approximately 559 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. No customer of TXG accounted for more than 10 percent of total operating revenues during 1996. TXG's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of TXG's business. Additionally, TXG offers interruptible transportation services under agreements that are generally short-term.

     TXG owns and operates natural gas storage reservoirs in 10 underground storage fields located on or near its pipeline system and/or market areas. The storage capacity of TXG's certificated storage fields is approximately 177 Bcf of gas. TXG's storage gas is used in part to meet operational balancing needs on its system, and in part to meet the requirements of TXG's "no-notice" transportation service, which allows TXG's customers to temporarily draw from TXG's storage gas to be repaid in-kind during the following summer season. A large portion of the gas delivered by TXG to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

     Operating Statistics. The following table summarizes total system transportation volumes for the periods indicated, including periods during which the Company did not own TXG:

                                                              1996     1995     1994
                                                              -----    -----    -----
System deliveries (TBtu):
  Long-haul transportation..................................  736.0    635.7    618.8
  Short-haul transportation.................................   58.5     57.6    188.6
                                                              -----    -----    -----
  Total system deliveries...................................  794.5    693.3    807.4
                                                              =====    =====    =====
Average Daily Transportation Volumes (TBtu).................    2.2      1.9      2.2
Average Daily Firm Reserved Capacity (TBtu).................    2.1      2.0      2.1

WILLIAMS NATURAL GAS COMPANY (WILLIAMS NATURAL GAS)

     Williams Natural Gas is an interstate natural gas transmission company that owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. The system serves customers in seven states, including major metropolitan areas of Kansas and Missouri, its chief market areas.

  Pipeline System and Customers

     At December 31, 1996, Williams Natural Gas's system, having a mainline delivery capacity of approximately 2.2 Bcf of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines and 41 compressor stations having a sea level-rated capacity totaling approximately 227,000 horsepower.

     In 1996, Williams Natural Gas transported gas to customers in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. Gas was transported for 78 distribution companies and municipalities for resale to residential, commercial and industrial users in approximately 530 cities and towns. Transportation services were provided to approximately 340 industrial customers, federal and state institutions and agricultural processing plants located principally in Kansas, Missouri and Oklahoma. At December 31, 1996, Williams Natural Gas had transportation contracts with approximately 196 shippers. Transportation shippers included distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers.

     In 1996, approximately 70 percent (approximately 35 percent each) of total operating revenues were generated from gas transportation services to Williams Natural Gas's two largest customers, Western Resources, Inc. and Missouri Gas Energy Company. Western Resources sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Missouri Gas Energy sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. No other customer accounted for more than 10 percent of operating revenues during 1996.

     Williams Natural Gas provides a significant portion of its transportation services to Western Resources pursuant to a 20-year transportation service agreement. After the initial two-year period which ended in November 1996, the contract allows Western Resources, on twelve-months prior notice, to reduce contracted capacity if Williams Natural Gas does not meet the terms of a competing offer from another natural gas pipeline to serve such capacity. To date, Williams Natural Gas has not received such a notice from Western Resources. Williams Natural Gas provides transportation services to Missouri Gas Energy under contracts primarily varying in terms from two to five years. These contracts do not have competitive out provisions as described in connection with the Western Resources' contract. During 1995, these two customers entered into contracts with a competitor as part of a litigation settlement. Following a decision by the Kansas Court of Appeals, the Western Resources contracts were deemed approved by operation of law. Subsequently, the competitor assigned the contracts with Western Resources and Missouri Gas Energy to another competitor of Williams Natural Gas. The two competitors are engaged in the acquisition of right-of-way and other acts to begin construction under the contracts with Western Resources and Missouri Gas Energy. Up to 25 percent of the firm capacity now transported by Williams Natural Gas into the Kansas City market could be at risk if the pipeline contemplated by the contracts is built. Certain landowners whose property must be condemned to complete the project are challenging completion of the facilities. The contracts may be subject to termination if certain completion dates are not met.

     Williams Natural Gas operates nine underground storage fields with an aggregate working gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf of gas per day. Williams Natural Gas's customers inject gas in these fields when demand is low and withdraw it to supply their peak requirements. During periods of peak demand, approximately two-thirds of the firm gas delivered to customers is supplied from these storage fields. Storage capacity enables the system to operate more uniformly and efficiently during the year.

     In 1996, Williams Natural Gas entered firm transportation contracts to serve two electrical generation plants in the Kansas City area for potential daily usage of up to 100,000 MMBtu per day.

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtus):

                                                              1996    1995    1994
                                                              ----    ----    ----
Transportation Volumes......................................  341     334     346
Average Daily Transportation Volumes........................   .9      .9      .9
Average Daily Firm Reserved Capacity........................  1.9     2.0     2.0

                             ---------------------

REGULATORY MATTERS

     In 1992, FERC issued Order 636, which required interstate pipeline companies to restructure their tariffs to eliminate traditional on-system sales services. In addition, the Order required implementation of various changes in forms of service, including unbundling of gathering, transmission and storage services; terms and conditions of service; rate design; gas supply realignment cost recovery; and other major rate and tariff revisions. Kern River implemented its restructuring on August 1, 1993; Williams Natural Gas implemented its restructuring on October 1, 1993; and Transco, Northwest Pipeline and TXG implemented their restructurings on November 1, 1993. Certain aspects of four pipeline company's Order 636 restructurings are under appeal.

     Each interstate natural gas pipeline has various regulatory proceedings pending. Rates are established primarily through FERC's ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation rates, (2) allowed rate of return, including the equity component of the capital structure, and (3) volume throughput assumptions. FERC determines the allowed rate of return in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of such proceedings, the pipeline companies have collected a portion of their revenues subject to refund. See Note 12 of Notes to Consolidated Financial Statements for the amount of revenues reserved for potential refund as of December 31, 1996.

     Each interstate natural gas pipeline company, except Kern River, has undertaken the reformation of its respective gas supply contracts. None of the pipelines have any significant pending supplier take-or-pay, ratable-take or minimum-take claims. For information on outstanding issues with respect to contract reformation, gas purchase deficiencies and related regulatory issues, see Note 17 of Notes to Consolidated Financial Statements.

COMPETITION

     Competition for natural gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines, customers' desire to have more than one transporter and regulatory developments. FERC's stated purpose for implementing Order 636 was to improve the competitive structure of the natural gas pipeline industry. Future utilization of pipeline capacity will depend on competition from other pipelines, use of alternative fuels, the general level of natural gas demand and weather conditions. Electricity and distillate fuel oil are primary competitive forms of energy for residential and commercial markets. Coal and residual fuel oil compete for industrial and electric generation markets. Nuclear and hydroelectric power and power purchased from grid arrangements among electric utilities also compete with gas-fired power generation in certain markets.

     As mentioned, when restructured tariffs became effective under Order 636, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt to reduce firm capacity under contract in favor of alternative sources of transmission and related services. This situation, known in the industry as "capacity turnback," is forcing the pipelines to evaluate the consequences of major demand reductions on system utilization and cost structure to remaining customers.

     The Company is aware that several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level under Order 636. Such activity, frequently referred to as "LDC unbundling," has been most pronounced in the states of New York, New Jersey and Pennsylvania. New York and New Jersey enacted regulations regarding LDC unbundling in 1995. Pennsylvania is expected to enact an LDC unbundling program in 1997. In addition, Maryland currently has a pilot unbundling program for industrial, commercial, and residential end-users and may take additional steps toward unbundling in 1997. Georgia may also act in 1997 to implement an LDC unbundling program. Management expects these regulations to encourage greater competition in the natural gas marketplace.

OWNERSHIP OF PROPERTY

     Each of the Company's interstate natural gas pipeline subsidiaries generally owns its facilities in fee. However, a substantial portion of each pipeline's facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. The storage facilities are either owned or contracted under long-term leases or easements.

ENVIRONMENTAL MATTERS

     Each interstate natural gas pipeline is subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental quality control. Management believes that, with respect to any capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations, FERC would grant the requisite rate relief so that, for the most part, the pipeline subsidiaries could recover such expenditures in their rates. For this reason, management believes that compliance with applicable environmental requirements by the interstate pipelines is not likely to have a material effect upon the Company's earnings or competitive position.

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

            WILLIAMS HOLDINGS OF DELAWARE, INC. (WILLIAMS HOLDINGS)

     In 1994, the Company established Williams Holdings to be a holding company for its assets other than its interstate natural gas pipelines and related assets. Virtually all of Williams Holdings' assets were operated by other subsidiaries of the Company prior to January 1, 1995.

     Williams Holdings' energy subsidiaries are engaged in exploration and production; natural gas gathering and processing; petroleum products transportation and terminaling; ethanol production; and energy commodity marketing and trading and price risk management services. In addition, these subsidiaries provide a variety of other products and services to the energy industry. Williams Holdings' communications subsidiaries offer data-, voice-, and video-related products and services and customer premise voice and data equipment, including installation and maintenance, nationwide. Williams Holdings also has certain other equity investments.

WILLIAMS ENERGY GROUP (WILLIAMS ENERGY)

     In 1996, Williams Holdings reorganized its energy operations under a newly created, wholly owned subsidiary, Williams Energy, and began reporting such operations for financial reporting purposes on this basis in the fourth quarter of 1996. Management believes the new structure will better position it to offer customers a full range of energy products and services by capitalizing on synergies of the combined business units.

     Williams Energy is comprised of four major business units: Exploration and Production, Field Services, Petroleum Services, and Merchant Services. Through its business units, Williams Energy engages in energy production and exploration activities; natural gas gathering, processing, and treating; petroleum liquids transportation and terminal services; ethanol production; and energy commodity marketing and trading.

     Williams Energy, through its subsidiaries, owns 531 Bcf of proved natural gas reserves located primarily in the San Juan Basin of Colorado and New Mexico and owns and operates approximately 11,000 miles of gathering pipelines, eight gas treating plants, 10 gas processing plants, 57 petroleum products terminals, and approximately 9,300 miles of liquids pipeline. Physical and notional volumes traded by Williams Energy's merchant services unit approximated 6,552 TBtu equivalents in 1996. Williams Energy, through its subsidiaries, employs approximately 2,500 employees.

     Revenues and operating profit for Williams Energy by business unit are reported in Note 4 of Notes to Consolidated Financial Statements herein.

     A business description of each of Williams Energy's business units follows.

     EXPLORATION AND PRODUCTION

     Williams Energy, through its wholly owned subsidiary Williams Production Company (Williams Production), owns and operates producing gas leasehold properties in Colorado, Louisiana, New Mexico, Texas, Utah, Wyoming, and offshore in the Gulf of Mexico.

     In December 1996, Williams Production entered into an agreement with an unaffiliated exploration company for the joint exploration of 27,000 acres in the Houma Embayment Area of southern Louisiana. Williams Production will earn a 50 percent working interest in the leasehold block by drilling up to eight exploratory wells within a 125-square mile 3-D seismic survey during the next 12-18 months. Williams Production also purchased 50 percent of this company's working interest in 23 producing wells and associated facilities in the area with daily production of approximately 9,000 MMBtus per day. Also in 1996, Williams Production acquired leasehold interests in the East Texas Haynesville Cotton Valley Reef and now controls, along with unaffiliated partners, in excess of 135,000 gross acres in this area.

     Gas Reserves. As of December 31, 1996, 1995, and 1994, Williams Production had proved developed natural gas reserves of 323 Bcf, 292 Bcf, 269 Bcf, respectively, and proved undeveloped reserves of 208 Bcf, 222 Bcf, and 220 Bcf, respectively. Of Williams Production's total proved reserves, 87 percent are located in the San Juan Basin of Colorado and New Mexico. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. As of December 31, 1996, the gross and net developed leasehold acres owned by Williams Production totaled 263,869 and 114,183, respectively, and the gross and net undeveloped acres owned were 339,540 and 76,722, respectively. As of such date, Williams Production owned interests in 2,911 gross producing wells (523 net) on its leasehold lands. The following table summarizes drilling activity for the periods indicated:

                                                                         DEVELOPMENT
                                                                        --------------
COMPLETED                                                               GROSS     NET
 DURING                                                                 WELLS    WELLS
---------                                                               -----    -----
  1996................................................................   65       11
  1995................................................................    61      22
  1994................................................................    66      19

     The majority of Williams Production's gas production is currently being sold in the spot market at market prices. Total net production sold during 1996, 1995, and 1994 was 26.8 Bcf, 26.3 Bcf, and 23.2 Bcf, respectively. The average production costs, including production taxes, per Mcf of gas produced were $.27, $.26, and $.30, in 1996, 1995, and 1994, respectively. The average wellhead sales price per Mcf was $.98, $.88, and $1.19, respectively, for the same periods.

     In 1993, Williams Production conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Williams subsequently sold Trust Units to the public in an underwritten public offering. Williams Holdings holds 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Proved developed coal seam gas reserves at December 31, 1996, attributed to the properties conveyed were 149 Bcf. Production information reported herein includes Williams Production's interest in such Units.

    FIELD SERVICES

     Williams Energy, through Williams Field Services Group, Inc. and its subsidiaries (Field Services), owns and operates nonregulated natural gas gathering, processing, and treating facilities located in northwestern New Mexico, southwestern Colorado, southwestern Wyoming, northwestern Oklahoma, southwestern Kansas, and also in areas offshore and onshore in Texas and Louisiana. Field Services also operates regulated gathering facilities owned by Transco, an affiliated company. In February 1996, Field Services and Transco filed applications with FERC to spindown all of Transco's gathering facilities to Field Services. FERC subsequently denied these requests and Field Services and Transco have filed a request for rehearing of this denial. Gathering services provided include the gathering of gas and the treating of coal seam gas.

     Expansion Projects. Field Services expanded its gulf coast operations in 1996 primarily through acquisitions. In July, Field Services acquired a 70 MMcf per day processing plant in south-central Louisiana. In November, Field Services signed a letter of intent to acquire the remaining 50 percent interest in a 500 MMcf per day processing plant in southwestern Louisiana and acquired a majority portion in a south Texas gathering system. In addition, Field Services expanded its gathering system in the San Juan Basin, completed construction of a 50 MMcf per day CO(2) treating facility in the Oklahoma Panhandle, and acquired the remaining 50 percent interest in a 60 MMcf per day processing plant in southern Texas.

     Customers and Operations. Facilities owned and operated by Field Services consist of approximately 11,000 miles of gathering pipelines, eight gas treating plants and 10 gas processing plants (five of which are partially owned). The aggregate daily inlet capacity is approximately 7.9 Bcf and 6.9 Bcf of gas for the gathering systems and gas processing, treating, and dehydration facilities, respectively. Gathering and processing customers have direct access to interstate pipelines, including affiliated pipelines, which provide access to multiple markets.

     During 1996, Field Services gathered natural gas for 314 customers. The largest gathering customer accounted for approximately 15 percent of total gathered volumes. During 1996, Field Services processed natural gas for a total of 119 customers. The three largest customers accounted for approximately 25 percent, 12 percent, and 10 percent, respectively, of total processed volumes. No other customer accounted for more than 10 percent of gathered or processed volumes. Field Services' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Field Services.

     Operating Statistics. The following table summarizes gathering, processing, and natural gas liquid sales volumes for the periods indicated. The information includes operations attributed to facilities owned by affiliated entities but operated by Field Services:

                                                              1996     1995     1994
                                                              -----    -----    ----
Gas volumes (TBtu, except liquids sales):
  Gathering.................................................  2,155    1,806    895
  Processing................................................    484      406    392
  Natural gas liquid sales (millions of gallons)............    391      284    281

    PETROLEUM SERVICES

     Williams Energy, through wholly owned subsidiaries in its Petroleum Services unit, owns and operates a petroleum products and crude oil pipeline, two ethanol production plants (one of which is partially owned), and petroleum products terminals and provides services and markets products related thereto.

     Transportation. A subsidiary in the Petroleum Services unit, Williams Pipe Line Company (Williams Pipe Line), owns and operates a petroleum products and crude oil pipeline system which covers an 11-state area extending from Oklahoma in the south to North Dakota and Minnesota in the north and Illinois in the east. The system is operated as a common carrier offering transportation and terminaling services on a nondiscriminatory basis under published tariffs. The system transports refined products, LP-gases, lube extracted fuel oil, and crude oil.

     At December 31, 1996, the system traversed approximately 7,300 miles of right-of-way and included approximately 9,300 miles of pipeline in various sizes up to 16 inches in diameter. The system includes 82 pumping stations, 23 million barrels of storage capacity, and 47 delivery terminals. The terminals are equipped to deliver refined products into tank trucks and tank cars. The maximum number of barrels which the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Because the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated.

     Operating Statistics. The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                         1996       1995       1994
                                                        -------    -------    -------
Shipments (thousands of barrels):
  Refined products:
     Gasolines........................................  134,296    125,060    120,682
     Distillates......................................   68,628     61,238     61,129
     Aviation fuels...................................   11,189     12,535      9,523
     LP-Gases.........................................   15,618     12,839     10,849
     Lube extracted fuel oil..........................    8,555      4,462          0
     Crude oil........................................      891        860      1,062
                                                        -------    -------    -------
          Total Shipments.............................  239,177    216,994    203,245
                                                        =======    =======    =======
Daily average (thousands of barrels)..................      655        595        557
Average haul (miles)..................................      259        269        284
Barrel miles (millions)...............................   61,969     58,326     57,631

     Environmental regulations and changing crude supply patterns continue to affect the refining industry. The industry's response to environmental regulations and changing supply patterns will directly affect volumes and products shipped on the Williams Pipe Line system. Environmental Protection Agency ("EPA") regulations, driven by the Clean Air Act, require refiners to change the composition of fuel manufactured. A pipeline's ability to respond to the effects of regulation and changing supply patterns will determine its ability to maintain and capture new market shares. Williams Pipe Line has successfully responded to changes in diesel fuel composition and product supply and has adapted to new gasoline additive requirements. Reformulated gasoline regulations have not yet significantly affected Williams Pipe Line. Williams Pipe Line will continue to attempt to position itself to respond to changing regulations and supply patterns, but the Company cannot predict how future changes in the marketplace will affect Williams Pipe Line's market areas.

     Ethanol. Williams Energy, through its wholly owned subsidiary Williams Energy Ventures, Inc. (WEV), is engaged in the production and marketing of ethanol. WEV owns and operates two ethanol plants of which corn is the principal feedstock. The Pekin, Illinois, plant, which WEV purchased in 1995, has an annual production capacity of 100 million gallons of fuel-grade and industrial ethanol and also produces various coproducts. The Aurora, Nebraska, plant (in which WEV owns a 75 percent interest) began operations in November 1995 and has an annual production capacity of 30 million gallons. WEV also markets ethanol produced by third parties.

     The sales volumes set forth below include ethanol produced by third parties as well as by WEV for the periods indicated:

                                                            1996       1995     1994
                                                           -------    ------    ----
Ethanol sold (thousands of gallons)......................  119,800    53,500    n/a
Coproducts sold (thousands of tons)......................      398       159    n/a

     Terminals and Services Williams Energy, through its subsidiary WEV, operates petroleum products terminals in the western and southeastern United States and provides services including performance additives and ethanol blending. In September 1996, WEV acquired a 45.5 percent interest in eight petroleum products terminals located in the southeast United States. During the last four months of the year, these terminals loaded 7.8 million barrels of refined products.

    MERCHANT SERVICES

     Williams Energy, through subsidiaries, primarily Williams Energy Services Company and its subsidiaries ("WESCO"), offers a full suite of energy products and services throughout North America and serves over 2,000 companies. WESCO's business includes natural gas and energy commodity marketing activities, at both the wholesale and retail levels. In addition, WESCO offers a comprehensive array of price-risk management products and services and capital services to the diverse energy industry.

     WESCO markets natural gas throughout North America and grew its total volumes (physical and notional) to an average of 15.9 TBtu per day in 1996. The core of WESCO's business has traditionally been the Gulf Coast and eastern regions, using the pipeline systems owned by the Company, but also includes marketing on approximately 30 non-Williams' pipelines. WESCO's natural gas customers include producers, industrials, local distribution companies, utilities, and other marketers.

     During 1996, WESCO also marketed natural gas liquids, crude, refined products, and liquefied natural gas with total volumes (physical and notional) averaging 2.0 TBtu per day.

     WESCO entered the power marketing and trading business in 1996. During its first year of operations, WESCO's power group marketed over 4 million megawatt hours (physical and notional) of power.

     WESCO provides price risk management services through a variety of financial instruments including option and swap agreements related to various energy commodities. Through its capital financing services, WESCO also provides participants in the energy industry with capital for energy-related projects including acquisitions of proved reserves and re-working of wells.

     In 1996, WESCO established a retail energy services group. As a part of this strategy, WESCO acquired a 50 percent interest in Volunteer Energy Corporation, a natural gas marketing company with experience in end-use markets. WESCO has also aligned with Boston Edison Company to form EnergyVision, an enterprise designed to provide access to retail energy markets in the New England area.

     Operating Statistics. The following table summarizes operating profit and marketing volumes for the periods indicated (dollars in million, volumes in TBtu equivalents):

                                                            1996      1995      1994
                                                           ------    ------    ------
Operating profit.........................................  $ 66.4    $ 33.2    $  3.4
Total marketing volumes (physical and notional)..........   6,552     3,822     1,642

                             ---------------------

REGULATORY MATTERS

     Field Services. Historically, an issue has existed as to whether FERC has authority under the Natural Gas Act to regulate gathering and processing prices and services. During 1994, after reviewing its legal authority in a Public Comment Proceeding, FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by interstate pipelines, pipeline-affiliated gathering and processing companies are outside its authority under the Natural Gas Act. An appellate court has affirmed FERC's determination. As a result of these FERC decisions, several of the individual states in which Field Services conducts its operations may consider whether to impose regulatory requirements on gathering companies. No state currently regulates Field Services' gathering or processing rates or services.

     Petroleum Services. Williams Pipe Line, as an interstate common carrier pipeline, is subject to the provisions and regulations of the Interstate Commerce Act. Under this Act, Williams Pipe Line is required, among other things, to establish just, reasonable and nondiscriminatory rates, to file its tariffs with FERC, to keep its records and accounts pursuant to the Uniform System of Accounts for Oil Pipeline Companies, to make annual reports to FERC and to submit to examination of its records by the audit staff of FERC. Authority to regulate rates, shipping rules, and other practices and to prescribe depreciation rates for common carrier pipelines is exercised by FERC. The Department of Transportation, as authorized by the 1992 Pipeline Safety Reauthorization Act, is the oversight authority for interstate liquids pipelines. Williams Pipe Line is also subject to the provisions of various state laws applicable to intrastate pipelines.

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

     FERC's Presiding Judge issued the Initial Decision in Phase II on May 29, 1996. The Judge ruled that Williams Pipe Line failed to demonstrate that the rates at issue for the 12 less competitive markets were just and reasonable and that Williams Pipe Line must roll back those rates to pre-1990 levels and pay refunds with interest to its shippers. The Initial Decision held that Williams Pipe Line's individual rates must be judged on the basis of cost allocations, although Williams Pipe Line was given no notice of this particular basis of judgment and the Commission expressly declined to adopt such standards in its Opinion No. 391. Moreover, the Commission clarified its final order in Phase I (Opinion No. 391-A) by stating that Williams Pipe Line was not required to defend its rates with cost allocations. Primarily on this basis, Williams Pipe Line sought a review of the Initial Decision by the full Commission by filing a brief on exceptions on June 28, 1996. The review of the Phase II Initial Decision is pending before the Commission, and a shipper's appeal of the Phase I order in the United States Court of Appeals for the District of Columbia Circuit has been stayed pending the completion of Phase II. Williams Pipe Line is not required to comply with the Initial Decision in Phase II prior to the Commission's issuance of a final order. Williams Pipe Line continues to believe that its revised tariffs will ultimately be found lawful. See Note 17 of Notes to Consolidated Financial Statements.

     Merchant Services. Management believes that WESCO's activities are conducted in substantial compliance with the marketing affiliate rules of FERC Order 497. Order 497 imposes certain nondiscrimination, disclosure, and separation requirements upon interstate natural gas pipelines with respect to their natural gas trading affiliates. WESCO has taken steps to ensure it does not share employees with affiliated interstate natural gas pipelines and does not receive information from such affiliates that is not also available to unaffiliated natural gas trading companies.

COMPETITION

     Exploration and Production. Williams Energy's exploration and production unit competes with a wide variety of independent producers as well as integrated oil and gas companies for markets for its production.

     Field Services. Williams Energy competes for gathering and processing business with interstate and intrastate pipelines, producers, and independent gatherers and processors. Numerous factors impact any given customer's choice of a gathering or processing services provider, including rate, term, timeliness of well connections, pressure obligations, and the willingness of the provider to process for either a fee or for liquids taken in-kind.

     Petroleum Services. Williams Energy's petroleum services operations are subject to competition because Williams Pipe Line operates without the protection of a federal certificate of public convenience and necessity that might preclude other entrants from providing like service in its area of operations. Further, Williams Pipe Line must plan, operate and compete without the operating stability inherent in a broad base of contractually obligated or owner-controlled usage. Because Williams Pipe Line is a common carrier, its shippers need only meet the requirements set forth in its published tariffs in order to avail themselves of the transportation services offered by Williams Pipe Line.

     Competition exists from other pipelines, refineries, barge traffic, railroads, and tank trucks. Competition is affected by trades of products or crude oil between refineries that have access to the system and by trades among brokers, traders and others who control products. Such trades can result in the diversion from the Williams Pipe Line system of volume that might otherwise be transported on the system. Shorter, lower revenue hauls may also result from such trades. Williams Pipe Line also is exposed to interfuel competition whereby an energy form shipped by a liquids pipeline, such as heating fuel, is replaced by a form not transported by a liquids pipeline, such as electricity or natural gas. While Williams Pipe Line faces competition from a variety of sources throughout its marketing areas, the principal competition is other pipelines. A number of pipeline systems, competing on a broad range of price and service levels, provide transportation service to various areas served by the system. The possible construction of additional competing products or crude oil pipelines, conversions of crude oil or natural gas pipelines to products transportation, changes in refining capacity, refinery closings, changes in the availability of crude oil to refineries located in its marketing area, or conservation and conversion efforts by fuel consumers may adversely affect the volumes available for transportation by Williams Pipe Line.

     Williams Energy's ethanol operations compete in local, regional, and national fuel additive markets with one large ethanol producer, numerous smaller ethanol producers, and other fuel additive producers, such as refineries.

     Merchant Services. Williams Energy's merchant services operations directly compete with large independent energy marketers, marketing affiliates of regulated pipelines and utilities, electric wholesalers and retailers, and natural gas producers. The financial trading business competes with other energy-based companies offering similar services as well as certain brokerage houses. This level of competition contributes to a business environment of constant pricing and margin pressure.

OWNERSHIP OF PROPERTY

     The majority of Williams Energy's ownership interests in exploration and production properties are held as working interests in oil and gas leaseholds.

     Williams Energy's gathering and processing facilities are owned in fee. Gathering systems are constructed and maintained pursuant to rights-of-way, easements, permits, licenses, and consents on and across properties owned by others. The compressor stations and gas processing and treating facilities are located in whole or in part on lands owned by subsidiaries of Williams Energy or on sites held under leases or permits issued or approved by public authorities.

     Williams Energy's petroleum pipeline system is owned in fee. However, a substantial portion of the system is operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses, or consents on and across properties owned by others. The terminals, pump stations, and all other facilities of the system are located on lands owned in fee or on lands held under long-term leases, permits, or contracts. Management believes that the system is in such a condition and maintained in such a manner that it is adequate and sufficient for the conduct of business.

     The primary assets of Williams Energy's merchant services unit are its term contracts, employees, and related systems and technological support.

ENVIRONMENTAL MATTERS

     Williams Energy is subject to various federal, state, and local laws and regulations relating to environmental quality control. Management believes that Williams Energy's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings, and competitive position of Williams Energy.

     The EPA has named Williams Pipe Line as a potentially responsible party as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. The EPA placed this site on the National Priorities List in July 1990. In April 1991, Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. The EPA issued its "No Action" Record of Decision in 1994, concluding that there were no significant hazards associated with the site subject to two additional years of monitoring for arsenic in certain existing monitoring wells. Williams Pipe Line should complete monitoring in the second quarter of 1997.

WILLIAMS COMMUNICATIONS GROUP, INC. (WILLIAMS COMMUNICATIONS GROUP)

     The Company organized the reporting for its communications operations under a single communications reporting entity in 1996 and has reported such operations for financial reporting purposes on a consolidated basis since the third quarter of 1996. Management believes that the new structure will better position it to provide total enterprise network solutions and superior customer service on a global basis. In addition, management believes this structure will facilitate growth and diversification while recognizing the convergence of customers, markets and product offerings of its communications entities. Management also believes the combination creates a vehicle to better establish name recognition and presence in the communications industry.

     The new entity, Williams Communications Group, Inc. ("Williams Communications Group"), is comprised of four major business units: Williams Telecommunications Systems, Inc.; Vyvx, Inc.; Global Access Telecommunications Services, Inc. (formerly known as ITC mediaConferencing Company); and Williams Learning Network, Inc. Through its business units, Williams Communications Group provides customer-premise voice and data equipment, including installation and maintenance; advertising distribution; network integration and management services; video services and other multimedia services for the broadcasting industry; broadcast facsimile, audio- and videoconferencing services for businesses; and interactive, computer-based training programs and services for a variety of industries.

     In March 1997, Williams Communications Group acquired the stock of Critical Technologies, Incorporated, a network systems integrator that designs, builds, implements, and maintains large-scale business communications systems.

     Williams Communications Group, through its subsidiaries, owns approximately 11,000 fiber miles of fiber-optic network, approximately 53 television switching centers, more than 1,300 fully equipped service vehicles, and 120 sales and services locations nationwide plus international offices serving Europe, South America and the Pacific Rim. In addition, Williams Communications Group owns or manages five teleports in the United States and has rights to capacity on domestic and international satellite transponders. Williams Communications Group employed approximately 4,300 employees as of December 31, 1996.

     Consolidated revenues by business unit and operating profit for Williams Communications Group for 1996 were as follows (dollars in millions):

Revenues:
     WilTel
       WilTel Voice.........................................  $520.6
       WilTel Data..........................................    47.5
     Vyvx...................................................   100.0
     Williams Learning Network..............................    17.9
     Global Access..........................................     7.6
     Other..................................................    17.7
                                                              ------
          Total.............................................  $711.3
                                                              ======
Operating profit............................................  $  6.6
                                                              ======

     A business description of each of Williams Communications Group's business units follows.

     WILLIAMS TELECOMMUNICATIONS SYSTEMS, INC. (WILTEL)

     WilTel provides data, voice and video communications products and services to a wide variety of customers nationally. WilTel serves its customers through more than 100 sales and service locations throughout the United States, over 3,100 employees and over 1,300 stocked service vehicles. WilTel employs more than 1,400 technicians and more than 500 sales representatives and sales support personnel to serve an estimated 41,000 commercial, governmental and institutional customer sites. WilTel's customer base ranges from large, publicly-held corporations and the federal government to small privately-owned entities.

     WilTel offers its customers a full array of data, multimedia, voice and video network interconnect products including digital key systems (generally designed for voice applications with fewer than 100 lines), private branch exchange (PBX) systems (generally designed for voice applications with greater than 100 lines), voice processing systems, interactive voice response systems, automatic call distribution applications, call accounting systems, network monitoring and management systems, desktop video, routers, channel banks, intelligent hubs and cabling. WilTel's services also include the design, configuration and installation of voice and data networks and the management of customers' telecommunications operations and facilities. WilTel's National Technical Resource Center provides customers with on-line order entry and trouble reporting services, advanced technical assistance and training. Other service capabilities include Local Area Network and PBX remote monitoring and toll fraud detection.

     In 1994, WilTel acquired BellSouth's customer premise equipment sales and service operations in 29 states outside of BellSouth's local operating region in the nine southeastern-most states and Jackson Voice Data, a New York City-based customer premise equipment company. In 1996, WilTel acquired Comlink, Inc., a Marlborough, Massachusetts, based voice and network systems integrator. Comlink services approximately 5,000 customers in Vermont, New Hampshire, Maine, Massachusetts, Rhode Island and Connecticut. Also in 1996, WilTel acquired SoftIRON Systems, Inc., a network systems integrator based in California. SoftIRON works with organizations to design, procure, install and support complex data systems. SoftIRON maintains more than 200 sites with high-speed data switches, 5,000 remote access ports and extensive networks managing more than 15,000 devices. These acquisitions have enabled WilTel to capitalize on its existing infrastructure, strengthen its national market presence and geographic customer density and has provided more diversity in product offerings.

     Operating Statistics. The following table summarizes the results of operations for the periods indicated (dollars and ports in millions):

                                                            1996      1995      1994
                                                           ------    ------    ------
Revenues.................................................  $568.1    $494.9    $396.6
Percentage of revenues by type of service:
  New system sales.......................................      40%       34%       33%
  System modifications...................................      34        39        36
  Maintenance............................................      24        25        24
  Other..................................................       2         2         7
Backlog..................................................  $112.2    $ 85.0    $ 92.4
Total ports..............................................     5.1       4.7       4.1

     A port is defined as an electronic address resident in a customer's PBX or key system that supports a station, trunk or data port.

     In 1996, WilTel derived approximately 59.7 percent of its revenues from its existing customer base and approximately 40.3 percent from the sale of new telecommunications systems. WilTel's three largest suppliers accounted for approximately 86 percent of equipment sold in 1996. A single manufacturer supplied 73 percent of all equipment sold. In this case, WilTel is the largest independent distributor in the United States of certain of this company's products. About 63 percent of WilTel's active customer base consists of this manufacturer's products. The distribution agreement with this supplier is scheduled to expire at the end of 2000. Management believes there is minimal risk as to the availability of products from suppliers.

     VYVX, INC. (VYVX)

     Vyvx offers broadcast-quality television and multimedia transmission services nationwide by means of its 11,000-mile fiber optic cable system, satellite uplink/downlink facilities and satellite transponder capacity. Vyvx fiber primarily provides backhaul or point-to-point transmission of sports, news and other programming between two or more customer locations. With satellite facilities, Vyvx provides point-to-multipoint transmission service. Vyvx's customers include all of the major broadcast and cable networks. Vyvx is also engaged in the business of advertising distribution and is exploring other multimedia communication opportunities through its fiber optic network.

     In 1996, Vyvx acquired four teleports (including satellite earth station facilities) from ICG Wireless Services. The teleports are located in Atlanta, Denver, Los Angeles and New York (Carteret, New Jersey). Also in 1996, Vyvx acquired Global Access Telecommunications Services, Inc., a reseller of worldwide video transmission services, which resulted in the management of a fifth teleport in Kansas City. The business television operations were transferred to ITC mediaConferencing, and Vyvx continues to operate the satellite and transponder facilities of the former Global Access. As discussed below, ITC mediaConferencing has adopted the Global Access name. These acquisitions enabled Vyvx to become a full-service fiber-optic and satellite video transmission provider.

     In November and December, 1996, respectively, Vyvx acquired the assets of Cycle-Sat, Inc. and Viacom MGS Services Inc., both distributors of television advertising. These acquisitions provide connectivity and presence in more than 550 television broadcast stations around the country.

     Under an agreement with IXC Communications entered into in the fourth quarter 1996, Vyvx will build a 1,600-mile fiber-optic network from Houston to Washington, D.C., in proximity to pipeline right-of-way owned by an affiliated company. Vyvx will then exchange rights to use a portion of the unlit fiber for usage rights to IXC's existing 4,500-mile Los Angeles-to-New York route. It is estimated that by mid-1998, Vyvx will have added 6,100 miles of new, unrestricted network to its existing 11,000-mile system, which is limited to multimedia applications.

     WILLIAMS LEARNING NETWORK, INC. (WILLIAMS LEARNING NETWORK)

     Williams Learning Network, formerly Williams Knowledge Systems, provides multimedia-based training products for the chemical, refining, utility and manufacturing industries. Williams Learning Network serves approximately 6,500 customers in these industries.

     In December 1996, Williams Learning Network announced the formation of a joint venture with the Public Broadcast Service to utilize Internet, video-on-demand, fiber-optic and satellite technologies to bring professional development and training services to the business community. The 20-year agreement provides for a management committee to operate the new entity.

     GLOBAL ACCESS TELECOMMUNICATIONS SYSTEMS, INC. (GLOBAL ACCESS)
       (FORMERLY ITC MEDIACONFERENCING COMPANY)

     In October 1995, a business unit of Williams Communications Group acquired a 22 percent interest in ITC mediaConferencing Company ("ITC") and acquired the remaining interest in ITC in 1996. ITC, which has changed its name to Global Access, offers multi-point videoconferencing, audioconferencing and enhanced fax services as well as single point to multi-point business television services. The acquisition enables Williams Communications Group to provide customers with integrated media conferences, bringing together voice, video and facsimile by utilizing Williams Communications Group's existing fiber-optic and satellite services.

     In March 1997, Global Access acquired Satellite Management, Inc., a systems integrator for business television and provider of other satellite-based services.
                             ---------------------
REGULATORY MATTERS

     The equipment WilTel sells must meet the requirements of Part 68 of the Federal Communications Commission (FCC) rules governing the equipment registration, labeling and connection of equipment to telephone networks. WilTel relies on the equipment manufacturers' compliance with these requirements for its own compliance regarding the equipment it distributes. A subsidiary of WilTel, which provides intrastate microwave communications services for a Federal agency, is subject to FCC regulations as a common carrier microwave licensee. These regulations have a minimal impact on WilTel's operations.

     Vyvx is subject to FCC regulations as a common carrier with regard to certain of its transmission services and is subject to the laws of certain states governing public utilities. An FCC rulemaking to eliminate domestic, common carrier tariffs has been stayed pending judicial review. In the interim, the FCC is requiring such carriers to operate under traditional tariff rules. Operations of satellite earth stations and certain other related transmission facilities are also subject to FCC licensing and other regulations. These regulations do not significantly impact Vyvx's operations.

COMPETITION

     WilTel has many competitors ranging from Lucent Technologies and the Regional Bell Operating Companies to small individually-owned companies that sell and service customer premise equipment. Competitors include companies that sell equipment comparable or identical to that sold by WilTel. There are virtually no barriers to entry into this market.

     Vyvx's video and multimedia transmission operations compete primarily with companies offering video or multimedia transmission services by means of satellite facilities and to a lesser degree with companies offering transmission services via microwave facilities or fiber-optic cable.

     Federal telecommunications reform legislation enacted in February 1996 is designed to increase competition both in the long distance market and local exchange market by significantly liberalizing current restrictions on market entry. In particular, the legislation establishes procedures permitting Regional Bell Operating Companies to provide long distance services including, but not limited to, video transmission services, subject to certain restrictions and conditions precedent. Moreover, electric and gas utilities may provide telecommunications services, including long distance services, through separate subsidiaries. The legislation also calls for tariff forbearance and relaxation of regulation over common carriers. At this time, management cannot predict the impact such legislation may have on the operations of Williams Communications Group.

  OWNERSHIP OF PROPERTY

     Vyvx owns part of its fiber-optic transmission facilities and leases the remainder. Vyvx carries signals by means of its own fiber-optics facilities, as well as carrying signals over fiber-optic facilities leased from third-party interexchange carriers and the various local exchange carriers. Vyvx holds its satellite transponder capacity under various agreements. Vyvx owns part of its teleport facilities and holds the remainder under either a management agreement or long-term facilities leases.

  ENVIRONMENTAL MATTERS

     Williams Communications Group is subject to federal, state and local laws and regulations relating to the environmental aspects of its business. Management believes that Williams Communications Group's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Williams Communications Group.

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

     At December 31, 1996, the Company had approximately 11,000 full-time employees, of whom approximately 1,200 were represented by unions and covered by collective bargaining agreements. The Company considers its relations with its employees to be generally good.

FORWARD-LOOKING INFORMATION

     Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole primarily relate to changes in general economic conditions in the United States; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries; conditions of the capital markets utilized by the Company to access capital to finance operations; and, to the extent the Company increases its investments and activities abroad, such investments and activities will be subject to foreign economies, laws, and regulations; (ii) for the Company's regulated businesses, risks and uncertainties primarily relate to the impact of future federal and state regulation of business activities, including allowed rates of return; and
(iii) risks and uncertainties associated with the Company's unregulated businesses primarily relate to the ability of such entities to develop expanded markets and product offerings as well as maintaining existing markets. It is also possible that certain aspects of the Company's businesses that are currently unregulated may be subject to both federal and state regulation in the future. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things. Further, gas prices which directly impact transportation and gathering and processing throughput and operating profits may fluctuate in unpredictable ways as may corn prices, which directly affect the Company's ethanol business. It is also not possible to predict which of many possible future products and service offerings will be important to maintaining a competitive position in the communications business or what expenditures will be required to develop and provide such products and services.

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

     Subsequent Developments. On February 27, 1997, FERC issued Order 636-C in response to the court's remand affirming that pipelines may recover all of their gas supply realignment costs but requiring pipelines to individually propose the percentage of such costs to be allocated to interruptible transportation services, instead of a uniform 10 percent allocation. The order also prospectively relaxes the eligibility requirements for receiving no-notice service and reduces the right of first refusal matching period from 20 years to five years. Order 636-C is still subject to potential rehearing at FERC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF WILLIAMS

     The names, ages, positions and earliest election dates of the executive officers of Williams are:

                                                                                             HELD OFFICE
              NAME                AGE               POSITIONS AND OFFICES HELD                  SINCE
              ----                ---               --------------------------               -----------
Keith E. Bailey.................  54     Chairman of the Board, President, Chief                05-19-94
                                           Executive Officer and Director (Principal
                                           Executive Officer)
John C. Bumgarner, Jr...........  54     Senior Vice President -- Corporate Development         01-01-79
                                           and Planning; President -- Williams
                                           International Company
James R. Herbster...............  55     Senior Vice President -- Administration                01-01-92
Jack D. McCarthy................  54     Senior Vice President -- Finance (Principal            01-01-92
                                           Financial Officer)
William G. von Glahn............  53     Senior Vice President and General Counsel              08-01-96
Gary R. Belitz..................  47     Controller (Principal Accounting Officer)              01-01-92
Stephen L. Cropper..............  47     President -- Williams Energy Group                     10-01-96
Henry C. Hirsch.................  54     Vice Chairman and Chief Executive                      02-11-97
                                           Officer -- Williams Communications Group
Howard E. Janzen................  42     President and Chief Operating Officer --               02-11-97
                                           Williams Communications Group
Brian E. O'Neill................  61     President -- Transco, Northwest Pipeline, Kern         01-01-88
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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     Williams' Common Stock is listed on the New York and Pacific Stock Exchanges under the symbol "WMB." At the close of business on December 31, 1996, Williams had 12,386 holders of record of its Common Stock. The daily closing price ranges (composite transactions) and dividends declared by quarter for each of the past two years (adjusted to reflect the three-for-two stock split discussed below) are as follows:

                                                 1996                        1995
                                       ------------------------    ------------------------
QUARTER                                HIGH    LOW     DIVIDEND    HIGH    LOW     DIVIDEND
-------                                ----    ----    --------    ----    ----    --------
1st..................................  $34     $28 1/2  $.227      $207/12 $167/12   $.18
2nd..................................  $355/12 $311/6   $.227      $237/12 $201/6    $.18
3rd..................................  $347/12 $30 1/2  $.227      $261/12 $231/12   $.18
4th..................................  $38 1/3 $32 1/2  $ .26      $29 2/3 $251/12   $.18

     On December 30, 1996, the Company distributed one share of Common Stock of the Company, $1 par value, for every two shares of Common Stock outstanding on December 6, 1996, pursuant to a three-for-two stock split.

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

                                             1996        1995        1994       1993       1992
                                           ---------   ---------   --------   --------   --------
                                                    (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues.................................  $ 3,531.2   $ 2,855.7   $1,751.1   $1,793.4   $1,983.5
Income from continuing operations*.......      362.3       299.4      164.9      185.4      103.1
Income from discontinued operations**....         --     1,018.8       94.0       46.4       25.2
Fully diluted earnings per share:***
  Income from continuing operations......       2.14        1.84       1.02       1.14        .65
  Income from discontinued operations....         --        6.48        .61        .30        .19
Cash dividends per common share ***......        .94         .72        .56        .52        .51
Total assets at December 31..............   12,418.8    10,561.2    5,226.1    5,020.4    4,982.3
Long-term obligations at December 31.....    4,376.9     2,874.0    1,307.8    1,604.8    1,683.2
Stockholders' equity at December 31......    3,421.0     3,187.1    1,505.5    1,724.0    1,518.3

---------------

  * See Note 6 of Notes to Consolidated Financial Statements for discussion of significant asset sales and write-off of project costs in 1996, 1995 and 1994. Income from continuing operations in 1993 includes a pre-tax gain of $51.6 million as a result of the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust and a pre-tax gain of $45.9 million as a result of the sale of its intrastate natural gas pipeline system and other related assets in Louisiana.

 ** See Note 3 of Notes to Consolidated Financial Statements for discussion of the 1995 gain on the sale of discontinued operations. Amounts prior to 1995 reflect operating results for the network services operations.

*** Per-share amounts have been restated to reflect the effect of the December
    30, 1996, 3-for-2 common stock split and distribution as discussed in Note 14 of Notes to Consolidated Financial Statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1996 vs. 1995

     Northwest Pipeline's revenues increased $14.5 million, or 6 percent, due primarily to increased transportation rates, effective February 1, 1996, associated with the expansion of mainline capacity placed into service on December 1, 1995. In addition, $9 million of revenue in 1996 associated with reserve reversals and favorable regulatory decisions was more than offset by the effect of the 1995 reversal of approximately $16 million of accrued liabilities for estimated rate refund accruals. Total throughput increased 8 TBtu, or 1 percent. Operating profit increased $9.2 million, or 8 percent, due primarily to increased transportation rates associated with the expansion of mainline capacity, and the reserve reversals and favorable regulatory decisions. Partially offsetting were higher depreciation expense associated with the mainline expansion and the approximate $11 million net favorable effect of two 1995 reserve accrual adjustments. The 1995 reserve accrual adjustments included a $16 million favorable adjustment of rate refund accruals based on a favorable rate case order, partially offset by a loss accrual (included in other income -- net) in connection with a lawsuit involving a former transportation customer.

     Williams Natural Gas' revenues increased $4.1 million, or 2 percent, due primarily to increased transportation revenue resulting from new tariff rates that became effective August 1, 1995. Total throughput increased 6.9 TBtu, or 2 percent. Operating profit was substantially the same as the prior year as the effect of a $4 million 1995 reversal of a regulatory accrual was offset by new tariff rates that became effective August 1, 1995.

     Transcontinental Gas Pipe Line's (Transco) revenues increased $35.1 million, or 5 percent, due primarily to higher natural gas transportation revenues and liquids and liquefiable transportation revenues of $20 million and $9 million, respectively. Additionally, revenue for 1996 reflects a full year of operations compared with 1995, which reflected operations from January 18, 1995, when Williams acquired a majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were approximately $36 million. Offsetting these increases were lower revenues resulting from lower transportation costs charged to Transco by others and passed through to customers as provided in Transco's rates. Transportation revenues increased due primarily to increased long-haul throughput, which benefitted from a two-phase system expansion placed in service in late 1996 and late 1995, and new rates effective September 1, 1995, which allowed the passthrough of increased costs. Total throughput increased 176.1 TBtu, or 12 percent, due primarily to a full year of operations in 1996 compared to a partial year in 1995. Operating profit increased $29.6 million, or 18 percent, due primarily to increased transportation revenues, lower general and administrative expenses and a full year of operations in 1996, partially offset by higher operation and maintenance expenses and higher taxes other than income taxes.

     Texas Gas Transmission's revenues and operating profit increased $29.8 million, or 11 percent, and $21.1 million, or 33 percent, respectively, due primarily to new rates that became effective April 1, 1995, and an adjustment to regulatory accruals based upon a recent rate case settlement. Also, 1995 reflected operations from January 18, when Williams acquired a majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were $16 million. Total throughput increased 141.1 TBtu, or 22 percent, due primarily to a full year of operations in 1996 compared to a partial year in 1995 and the impact of a colder winter in 1996.

     Kern River Gas Transmission's (Kern River) remaining interest was acquired by Williams on January 16, 1996. Revenues and operating profit amounts for 1996 include the operating results of Kern River since the acquisition date. Kern River's revenues were $160.6 million for 1996, while costs and operating expenses were $35 million, selling, general and administrative expenses were $13 million and operating profit was $113 million. Prior to the acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income. Throughput was 269.9 TBtu during 1996 (for the period subsequent to the acquisition date). Throughput for 1996 is comparable to 1995.

     Field Services' revenues increased $83.4 million, or 16 percent, due primarily to higher natural gas liquids sales revenues of $64 million combined with higher gathering and processing revenues of $6 million and $13 million, respectively. Natural gas liquids sales revenues increased due to a 36 percent increase in volumes combined with higher average prices. Gathering and processing volumes each increased 19 percent while average gathering rates decreased. Costs and operating expenses increased $52 million, or 15 percent, due primarily to higher fuel and replacement gas purchases, expanded facilities and increased operations. Other income -- net for 1996 includes a $20 million gain from the property insurance coverage associated with construction of replacement gathering facilities and $6 million of gains from the sale of two small gathering systems, partially offset by $5 million of environmental remediation accruals. Other income -- net for 1995 includes $20 million in operating profit from a favorable resolution of contingency issues involving previously regulated gathering and processing assets. Operating profit increased $26.4 million, or 16 percent, due primarily to higher natural gas liquids margins and higher gathering and processing revenues, partially offset by higher costs and operating expenses. Operating profit was favorably impacted in both 1996 and 1995 by approximately $20 million of other income.

     Merchant Services' revenues increased $107.6 million, or 70 percent, due primarily to higher natural gas and gas liquids marketing, price-risk management activities and petroleum product marketing of $77 million, $24 million and $18 million, respectively, partially offset by lower contract origination revenues of $10 million. Natural gas and gas liquids marketing revenues increased due to higher marketing volumes and prices. In addition, net physical trading revenues increased $3 million, due to a 19 percent increase in natural gas physical trading volumes from 754 TBtu to 896 TBtu largely offset by lower physical trading margins. Costs and operating expenses increased $73 million, or 94 percent, due primarily to higher natural gas purchase volumes and prices. Operating profit increased $33.2 million, or 100 percent, due primarily to higher price-risk management revenues, a reduction of development costs associated with its information products business and increased natural gas marketing volumes. Partially offsetting were higher selling, general and administrative expenses and lower contract origination revenues resulting from the impact of profits realized from certain long-term natural gas supply obligations in 1995. Merchant Services' price-risk management and trading activities are subject to risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, and credit risk. Merchant Services manages risk by maintaining its portfolio within established trading policy guidelines.

     Petroleum Services' revenues increased $165.2 million, or 50 percent, due primarily to an increase in transportation activities and ethanol sales of $31 million and $133 million, respectively. Revenues from transportation activities increased due primarily to a 10 percent increase in shipments and a $14 million increase in product sales. Shipments increased as a result of new business and the 1995 impacts of unfavorable weather conditions and a fire at a truck-loading rack. Average length of haul and transportation rate per barrel were slightly below 1995 due primarily to shorter haul movements. Ethanol revenues increased following the August 1995 acquisition of Pekin Energy and the fourth-quarter 1995 completion of the Aurora plant. Costs and operating expenses increased $155 million, or 68 percent, due primarily to a full year of ethanol production activities. Operating profit increased $6.5 million, or 9 percent, due primarily to increased shipments, partially offset by lower ethanol margins and production levels as a result of record high corn prices.

     Exploration and Production's revenues increased $19.5 million, or 31 percent, due primarily to higher revenues from the marketing of production from the Williams Coal Seam Gas Royalty Trust (Royalty Trust) and increased production revenues of $9 million and $8 million, respectively. The increase in marketing revenues reflects both increased volumes and higher average gas prices. The increase in production revenues reflects higher average gas prices. Costs and operating expenses increased $18 million due primarily to higher Royalty Trust natural gas purchase costs. Other income -- net in 1995 includes an $8 million loss accrual for a future minimum price natural gas commitment. Operating profit increased $8.7 million to $2.8 million in 1996 due primarily to the effect of the $8 million 1995 loss accrual.

     Williams Communications Group's revenues increased $172.4 million, or 32 percent, due primarily to the 1996 acquisitions which contributed revenues of $95 million. Additionally, increased business activity resulted in a $36 million revenue increase in new systems sales and a $16 million increase in digital fiber television services. The number of ports in service at December 31, 1996, increased 8 percent and billable minutes from occasional service increased 16 percent. Dedicated service voice-grade equivalent miles at December 31, 1996, decreased 6 percent as compared with December 31, 1995, which in part reflects a shift to occasional service. Costs and operating expenses increased $126 million, or 31 percent, and selling, general and administrative expenses increased $63 million, or 62 percent, due primarily to the overall increase in business activity and higher expenses for developing additional products and services, including the cost of integrating the most recent acquisitions. Operating profit decreased $18.4 million, or 74 percent, due primarily to the expenses of developing additional products and services along with integrating the most recent acquisitions.

     General corporate expenses increased $3.7 million, or 10 percent, due primarily to higher employee compensation expense and consulting fees, partially offset by the effect of a $5 million contribution in 1995 to The Williams Companies Foundation. Interest accrued increased $82 million, or 30 percent, due primarily to higher borrowing levels including debt associated with the January 1996 acquisition of the remaining interest in Kern River (see Note 2), slightly offset by lower average interest rates. Interest capitalized decreased $7.6 million, or 53 percent, due primarily to lower capital expenditures for gathering and processing facilities and the 1995 completion of Northwest Pipeline's mainline expansion. Investing income decreased $75.1 million, or 80 percent, due primarily to the effect of interest earned in 1995 on the invested portion of the cash proceeds from the sale of Williams' network services operations, a $15 million dividend in 1995 from Texasgulf Inc. (sold in 1995), and $31 million lower equity earnings from Williams' 50 percent ownership in Kern River. Kern River's 1996 operating results are included in operating profit since the acquisition date (see Note 2). The 1996 gain on sales of assets results from the sale of certain communication rights. The 1995 loss on sales of assets results from the sale of the 15 percent interest in Texasgulf Inc. The 1995 write-off of project costs results from the cancellation of an underground coal gasification project in Wyoming (see Note 6). The $12 million favorable change in other income (expense) -- net in 1996 is due primarily to the 1995 effect of approximately $10 million of minority interest expense associated with the Transco merger and approximately $10 million of reserve reversals in 1996, partially offset by higher environmental accruals of $4 million and additional expense of international activities.

     The $81.1 million, or 79 percent, increase in the provision for income taxes on continuing operations is primarily a result of higher pre-tax income and a higher effective income tax rate. The increase in the effective income tax rate is the result of the 1995 recognition of $29.8 million of previously unrecognized tax benefits realized as a result of the sale of Texasgulf Inc. (see Note 6). The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from research activities and coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable adjustments totaling $13 million related to previously provided deferred income taxes on certain regulated capital projects and state income tax adjustments related to 1995. The effective income tax rate in 1995 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes and minority interest. In addition, 1995 includes the previously unrecognized tax benefits related to the sale of Texasgulf Inc. (see Note 6) and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities (see Note 7).

     On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded an after-tax gain of approximately $1 billion, which is reported as income from discontinued operations (see Note 3).

     Preferred stock dividends decreased $4.9 million, or 32 percent, due primarily to the 1995 effect of a difference in the fair value of subordinated debentures issued and the carrying value of the exchanged $2.21 cumulative preferred stock (see Note 14).

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

     Williams Natural Gas' revenues decreased $57 million, or 25 percent, and costs and operating expenses decreased $62 million, or 40 percent, due primarily to $36 million lower direct billing of purchased gas adjustments and lower contract-reformation recovery of $21 million. Operating profit decreased $3.8 million, or 8 percent, due primarily to the effect of the 1994 reversal of excess contract-reformation accruals of $7.4 million (included in other income -- net) and $3.2 million from lower 1995 average firm reserved capacity, partially offset by $4.6 million resulting from higher average firm reserved capacity rates, effective August 1, 1995, and higher storage revenues of $3.7 million.

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

     Field Services' revenues increased $204.2 million, or 62 percent, due primarily to $172 million higher gathering revenues. Gathering revenues increased due primarily to a 102 percent increase in gathering volumes, including $131 million attributable to Transco Energy's Gulf Coast gathering operations, combined with an increase in average gathering prices, excluding Gulf Coast operations. Liquids and processing volumes increased 6 percent and 4 percent, respectively. Costs and operating expenses increased $149 million, or 78 percent, and selling, general and administrative expenses increased $25 million, or 91 percent, with Transco Energy's activities contributing $102 million and $13 million, respectively. In addition, costs and operating expenses increased due to expanded facilities. Other income -- net for 1995 includes $20 million in operating profit from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. Operating profit increased $48.1 million, or 43 percent, primarily resulting from the $20 million in other income and a doubling of gathering volumes, primarily a result of Transco Energy's gathering activities. Operating profit in 1994 included approximately $7 million in favorable settlements and adjustments of certain prior period accruals, including income of $4 million from an adjustment to operating taxes.

     Merchant Services' revenues and costs and operating expenses decreased $228.2 million and $289 million, respectively. The addition of Transco Energy's gas trading activities was more than offset by the reporting of 1995 natural gas marketing activities on a net-margin basis (see Note 15) and $72 million in lower petroleum services operations resulting from adverse market conditions. Natural gas physical trading volumes increased to 754 TBtu in 1995 compared to 148 TBtu in 1994, primarily from the effect of the Transco Energy acquisition. Selling, general and administrative expenses increased $28 million due primarily to the increase in trading activity. Operating profit increased $29.8 million from $3.4 million in 1994. Trading activities' operating profit increased $34 million, attributable primarily to income recognition from long-term natural gas supply obligations and no-notice service provided to local distribution companies. Included in trading activities is a price-risk management adjustment of $4 million from the valuation of certain natural gas supply and sales contracts previously excluded from trading activities. These increases were partially offset by $6 million of loss provisions, primarily accruals for contract disputes, and increased costs of supporting its information services business.

     Petroleum Services' revenues increased $111.2 million, or 51 percent, due to an increase in transportation activities and ethanol sales of $33 million and $84 million, respectively. Revenue from transportation activities increased due primarily to higher shipments and a $15 million increase in product sales. Shipments, while 7 percent higher than 1994, were reduced by the November 1994 fire at a truck-loading rack and unfavorable weather conditions in the first half of 1995. The average transportation rate per barrel and average length of haul were slightly below 1994 due primarily to shorter haul movements. Ethanol revenues increased following the acquisition of Pekin Energy in August 1995. Costs and operating expenses increased $93 million, or 69 percent, due primarily to increased operating expenses associated with transportation and ethanol activities. Operating profit increased $17.3 million, or 33 percent, due primarily to increased shipments, higher product sales margins of $4 million, $3 million related to the operations of Pekin Energy and the effect of $5 million of costs in 1994 for evaluating and determining whether to build an oil refinery near Phoenix.

     Exploration and Production's revenues increased $23.7 million, or 61 percent, due primarily to $35 million higher revenue from the marketing of production from the Royalty Trust and a 14 percent increase in production volumes, partially offset by a decrease in average gas sales prices. Costs and operating expenses increased $33 million due primarily to higher Royalty Trust natural gas purchase costs. Other income -- net in 1995 includes an $8 million loss accrual for a future minimum price natural gas commitment. Operating profit decreased $19.5 million to a $5.9 million operating loss in 1995 due primarily to the $8 million loss accrual, lower average gas sales prices and $3 million higher selling, general and administrative expenses.

     Williams Communications Group's revenues increased $122.3 million, or 29 percent, due primarily to $30 million from new systems, $28 million from existing system enhancements, $37 million from contract maintenance, moves, adds and changes, and $15 million in digital fiber television services. These amounts include the effect of the acquisitions of BellSouth Communications Systems in March 1994 and Jackson Voice Data, completed in October 1994. The number of ports in service at December 31, 1995, increased 14 percent, billable minutes from occasional service increased 110 percent and dedicated service voice-grade equivalent miles at December 31, 1995, increased 50 percent as compared with December 31, 1994. Costs and operating expenses increased $84 million, or 26 percent, and selling, general and administrative expenses increased $21 million, or 27 percent, due primarily to the overall increase in volume of sales and services and higher expenses for developing additional products and services. Operating profit increased $17.4 million from $7.6 million in 1994 due primarily to increased activity in new system sales, enhancements to existing systems, maintenance, digital television services and the full-year 1995 impact of two 1994 acquisitions.

     General corporate expenses increased $9.7 million, or 35 percent, due primarily to a $6.4 million increase in charitable contributions, including $5 million to The Williams Companies Foundation. Interest accrued increased $132.1 million, or 91 percent, due primarily to the $2 billion outstanding debt assumed as a result of the Transco Energy acquisition. Interest capitalized increased $8.5 million, or 143 percent, due primarily to increased expenditures for gathering and processing facilities and Northwest Pipeline's expansion projects. Investing income increased $44.3 million, or 89 percent, due primarily to interest earned on the invested portion of the cash proceeds from the sale of Williams' network services operations in addition to an $11 million increase in the dividend from Texasgulf Inc. The 1995 loss on sales of assets results from the sale of the 15 percent interest in Texasgulf Inc. The 1994 gain on sales of assets results from the sale of 3,461,500 limited partner common units in Northern Border Partners, L.P. The 1995 write-off of project costs results from the cancellation of an underground coal gasification project in Wyoming (see
Note 6). Other income (expense) -- net in 1995 includes approximately $10 million of minority interest expense associated with the Transco Energy merger, $4 million of dividends on subsidiary preferred stock and $4 million of losses on sales of receivables, partially offset by $11 million of equity allowance for funds used during construction (AFUDC). Other income (expense) -- net in 1994 includes a credit for $4.8 million from the reversal of previously accrued liabilities associated with certain Royalty Trust contingencies that expired. Also included is approximately $4 million of expense related to Statement of Financial Accounting Standards (FAS) No. 112, "Employers' Accounting for Postemployment Benefits," which relates to postemployment benefits being paid to employees of companies previously sold.

     The $20.3 million, or 25 percent, increase in the provision for income taxes on continuing operations is primarily a result of higher pre-tax income, partially offset by a lower effective income tax rate resulting from $29.8 million of previously unrecognized tax benefits realized as a result of the sale of Texasgulf Inc. (see Note 6) and an $8 million income tax benefit resulting from settlements with taxing authorities. The effective income tax rate in 1995 is significantly less than the federal statutory rate, due primarily to the previously unrecognized tax benefits realized as a result of the sale of the investment in Texasgulf Inc., income tax credits from coal-seam gas production and recognition of an $8 million income tax benefit resulting from settlements with taxing authorities, partially offset by the effects of state income taxes and minority interest. The effective income tax rate in 1994 is lower than the statutory rate primarily because of income tax credits from coal-seam gas production, partially offset by state income taxes (see Note 7).

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

FINANCIAL CONDITION AND LIQUIDITY

  Liquidity

     Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At December 31, 1996, Williams had access to $550 million of liquidity representing the available portion of its $1 billion bank-credit facility plus cash-equivalent investments. This compares with liquidity of $656 million at December 31, 1995, and $495 million at December 31, 1994. The decrease in 1996 is due primarily to additional borrowings under the bank-credit facility, partially offset by a $200 million increase in the capacity of the bank-credit facility (see Note 13). At December 31, 1996, $200 million in current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. At December 31, 1996, the amount available on the $1 billion bank-credit facility of $500 million is sufficient to complete these refinancings. In January 1997, Williams filed a $200 million shelf registration statement with the Securities and Exchange Commission to issue trust preferred securities. During 1996, Williams Holdings of Delaware, Inc., a wholly-owned subsidiary of Williams, filed a $400 million shelf registration statement with the Securities and Exchange Commission and issued $250 million of debt securities. During 1993, Williams filed a $300 million shelf registration statement with the Securities and Exchange Commission, increasing the total amount available to $400 million. The registration statement may be used to issue Williams common or preferred stock, preferred stock purchase rights, debt securities, warrants to purchase Williams common stock or warrants to purchase debt securities. In addition, short-term uncommitted bank lines are utilized in managing liquidity. Williams believes any additional financing arrangements can be obtained on reasonable terms if required.

     Williams had a net working-capital deficit of $309 million at December 31, 1996, compared with $715 million at December 31, 1995. Williams manages its borrowings to keep cash and cash equivalents at a minimum and has relied on bank-credit facilities to provide flexibility for its cash needs. As a result, it historically has reported negative working capital. The decrease in the working-capital deficit at December 31, 1996, as compared to the prior year-end is primarily a result of higher 1996 levels of receivables.

     Terms of certain borrowing agreements limit transfer of funds to Williams from its subsidiaries. The restrictions have not impeded, nor are they expected to impede, Williams' ability to meet its cash requirements in the future.

     During 1997, Williams expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations and the use of the available portion of its $1 billion bank-credit facility, short-term uncommitted bank lines or public debt/equity offerings.

  Operating Activities

     Cash provided by operating activities was: 1996 -- $710 million;
1995 -- $829 million; and 1994 -- $349 million. The increase in receivables, commodity trading assets and accounts payable is due primarily to increased trading activities by Williams Energy Group's Merchant Services. The increase in property, plant and equipment primarily reflects the consolidation of Kern River following the January 1996 acquisition (see Note 2).

  Financing Activities

     Net cash provided (used) by financing activities was: 1996 -- $734 million; 1995 -- ($1.4) billion; and 1994 -- $50 million. Long-term debt proceeds, net of principal payments were $609 million during 1996. Long-term debt principal payments net of debt proceeds were $610 million during 1995. Long-term debt proceeds, net of principal payments and early extinguishment of debt were $24 million during 1994. The increase in net new borrowings during 1996 was primarily to fund capital expenditures, investments and acquisitions of businesses.

     The majority of the proceeds from issuance of common stock in 1996 resulted from Williams benefit plan stock purchases and exercise of stock options under Williams' stock plan. The 1995 proceeds from issuance of common stock includes $46.2 million from the sale of 1.8 million shares of Williams common stock, held by a subsidiary of Williams and previously classified as treasury stock in the Consolidated Balance Sheet, in addition to Williams benefit plan stock purchases and exercise of stock options under Williams' stock plans.

The majority of the proceeds from issuance of common stock in 1994 resulted from Williams benefit plan stock purchases and exercise of stock options under Williams' stock plan (see Note 14).

     The 1996 purchases of Williams' treasury stock include 957,750 shares of common stock on the open market for $31 million. The Williams board of directors has authorized up to $800 million of such purchases. During 1994, Williams and one of its subsidiaries purchased 20.7 million shares of Williams common stock on the open market for $407 million. Substantially all of the purchases were financed with a $400 million bank-credit agreement. In 1995, the outstanding amounts under the credit agreement were repaid from the proceeds of the sale of Williams' network services operations, and the credit agreement was terminated. Williams also repurchased 96,300, 142,800 and 258,800 shares of its $2.21 cumulative preferred stock on the open market for $3 million, $4 million and $6 million in 1996, 1995 and 1994, respectively.

     On January 18, 1995, Williams acquired 60 percent of Transco Energy's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco Energy's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco Energy common stock for approximately 15.6 million shares of Williams common stock valued at $334 million. Additionally, $2.3 billion in preferred stock and debt obligations of Transco Energy was assumed by Williams. Williams made payments to retire and/or terminate approximately $700 million of Transco Energy's borrowings, preferred stock, interest-rate swaps and sale of receivable facilities. As part of the merger, Williams exchanged Transco Energy's $3.50 cumulative convertible preferred stock for Williams' $3.50 cumulative convertible preferred stock (see Note 2). The cash portion of the acquisition and the payments to retire and/or terminate various Transco Energy facilities were financed with the proceeds from the sale of Williams' network services operations (see Note 3).

     During 1995, Williams exchanged 2.8 million shares of its $2.21 cumulative preferred stock with a carrying value of $69 million for 9.6 percent debentures with a fair value of $72.5 million (see Note 14).

     Long-term debt at December 31, 1996, was $4.4 billion, compared with $2.9 billion at December 31, 1995, and $1.3 billion at December 31, 1994. At December 31, 1996, $200 million in current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. The 1996 increase in long-term debt is due primarily to the $643 million outstanding debt assumed with the acquisition of Kern River (see
Note 2), $300 million in additional borrowings under the $1 billion bank-credit facility and $250 million of debt issued by Williams Holdings. The 1995 increase in long-term debt is due primarily to the $2 billion outstanding debt assumed as a result of the Transco Energy acquisition. The long-term debt to debt-plus-equity ratio was 56.1 percent at year-end, compared with 47.4 percent and 46.5 percent at December 31, 1995 and 1994, respectively. Included in long-term debt due within one year at December 31, 1994, was $350 million outstanding under Williams' revolving credit facility.

     See Note 8 for information regarding early extinguishment of debt by Williams and one of its subsidiaries during 1994.

  Investing Activities

     Net cash provided (used) by investing activities was: 1996 -- ($1.4) billion; 1995 -- $585 million; and 1994 -- ($427) million. Capital expenditures of pipeline subsidiaries, primarily to expand and modernize systems, were $441 million in 1996; $445 million in 1995; and $96 million in 1994. Expenditures in 1996 include Transcontinental Gas Pipe Line's expansion; expenditures in 1995 include Transcontinental Gas Pipe Line and Northwest Pipeline's expansions; and expenditures in 1994 include Northwest Pipeline's additional mainline expansion. Capital expenditures of Williams Energy Group, primarily to expand and modernize gathering and processing facilities, were $292 million in 1996; $336 million in 1995; and $214 million in 1994. Capital expenditures for discontinued operations were $143 million in 1994, primarily to expand and enhance Williams' network services operations network. Budgeted capital expenditures and investments for 1997 are approximately $1.7 billion, primarily to expand pipeline systems, gathering and processing facilities and the fiber-optic network.

     On January 16, 1996, Williams acquired the remaining interest in Kern River for $206 million in cash (see Note 2). In addition, during 1996 Williams acquired various communications technology businesses totaling $165 million in cash. During 1995, in addition to the Transco Energy acquisition (see Note 2), Williams acquired the Gas Company of New Mexico's natural gas gathering and processing assets in the San Juan and Permian basins for $154 million (including approximately 10 percent of which was immediately sold to a third party) and Pekin Energy Co., the nation's second largest ethanol producer, for $167 million in cash.

     During 1996, Williams received proceeds of $23 million from the sale of certain communications rights. During 1995, Williams received proceeds of $124 million from the sale of its 15 percent interest in Texasgulf Inc. During 1994, Williams received net proceeds of $80 million from the sale of limited partner units in Northern Border Partners, L.P. (see Note 6).

EFFECTS OF INFLATION

     Williams has experienced increased costs in recent years due to the effects of inflation. However, approximately 62 percent of Williams' property, plant and equipment was acquired or constructed during 1996 and 1995. A substantial portion of Williams' property, plant and equipment is subject to regulation, which limits recovery to historical cost. While Williams believes it will be allowed the opportunity to earn a return based on the actual cost incurred to replace existing assets, competition or other market factors may limit the ability to recover such increased costs.

ENVIRONMENTAL

     Williams is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites, some of which are not currently owned by Williams (see
Note 17), are being monitored by Williams, other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined products pipeline activities. Williams has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $80 million, all of which is accrued at December 31, 1996. Williams expects to seek recovery of approximately $42 million of the accrued costs through future natural gas transmission rates. Williams will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----

Report of Independent Auditors..............................  F-11

Consolidated Statement of Income............................  F-12

Consolidated Balance Sheet..................................  F-14

Consolidated Statement of Stockholders' Equity..............  F-15

Consolidated Statement of Cash Flows........................  F-16

Notes to Consolidated Financial Statements..................  F-17

Quarterly Financial Data (Unaudited)........................  F-43

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders of
  The Williams Companies, Inc.

     We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 10, 1997

                          THE WILLIAMS COMPANIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996      1995*      1994*
                                                              --------   --------   --------
                                                                    (MILLIONS, EXCEPT
                                                                    PER-SHARE AMOUNTS)
Revenues:
  Williams Interstate Natural Gas Systems (Note 4)..........  $1,675.2   $1,431.1   $  469.8
  Williams Energy Group (Note 4)............................   1,453.1    1,077.4      966.5
  Williams Communications Group.............................     711.3      538.9      416.6
  Other.....................................................      48.0       17.4         --
  Intercompany eliminations (Note 16).......................    (356.4)    (209.1)    (101.8)
                                                              --------   --------   --------
          Total revenues....................................   3,531.2    2,855.7    1,751.1
                                                              --------   --------   --------
Profit-center costs and expenses:
  Costs and operating expenses..............................   2,064.1    1,700.7    1,187.7
  Selling, general and administrative expenses..............     585.5      488.8      229.2
  Other income -- net.......................................     (19.8)      (4.5)      (8.1)
                                                              --------   --------   --------
          Total profit-center costs and expenses............   2,629.8    2,185.0    1,408.8
                                                              --------   --------   --------
Operating profit:
  Williams Interstate Natural Gas Systems (Note 4)..........     562.4      389.7      152.9
  Williams Energy Group (Note 4)............................     332.3      257.5      181.8
  Williams Communications Group.............................       6.6       25.0        7.6
  Other.....................................................        .1       (1.5)        --
                                                              --------   --------   --------
          Total operating profit............................     901.4      670.7      342.3
General corporate expenses..................................     (41.4)     (37.7)     (28.0)
Interest accrued............................................    (359.9)    (277.9)    (145.8)
Interest capitalized........................................       6.9       14.5        6.0
Investing income (Note 5)...................................      18.8       93.9       49.6
Gain (loss) on sales of assets (Note 6).....................      15.7      (12.6)      22.7
Write-off of project costs (Note 6).........................        --      (41.4)        --
Other income (expense) -- net...............................       3.9       (8.1)       (.2)
                                                              --------   --------   --------
Income from continuing operations before income taxes.......     545.4      401.4      246.6
Provision for income taxes (Note 7).........................     183.1      102.0       81.7
                                                              --------   --------   --------
Income from continuing operations...........................     362.3      299.4      164.9
Income from discontinued operations (Note 3)................        --    1,018.8       94.0
                                                              --------   --------   --------
Income before extraordinary loss............................     362.3    1,318.2      258.9
Extraordinary loss (Note 8).................................        --         --      (12.2)
                                                              --------   --------   --------
Net income..................................................     362.3    1,318.2      246.7
Preferred stock dividends (Note 14).........................      10.4       15.3        8.8
                                                              --------   --------   --------
Income applicable to common stock...........................  $  351.9   $1,302.9   $  237.9
                                                              ========   ========   ========

---------------

* Certain amounts have been restated or reclassified as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                  CONSOLIDATED STATEMENT OF INCOME (CONCLUDED)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996    1995*    1994*
                                                              ------   ------   ------
Primary earnings per common and common-equivalent share
  (Notes 1, 3 and 8):
     Income from continuing operations......................   $2.17    $1.86    $1.02
     Income from discontinued operations....................      --     6.65      .61
                                                               -----    -----    -----
     Income before extraordinary loss.......................    2.17     8.51     1.63
     Extraordinary loss.....................................      --       --     (.08)
                                                               -----    -----    -----
     Net income.............................................   $2.17    $8.51    $1.55
                                                               =====    =====    =====
Fully diluted earnings per common and common-equivalent
  share
  (Notes 1, 3 and 8):
     Income from continuing operations......................   $2.14    $1.84    $1.02
     Income from discontinued operations....................      --     6.48      .61
                                                               -----    -----    -----
     Income before extraordinary loss.......................    2.14     8.32     1.63
     Extraordinary loss.....................................      --       --     (.08)
                                                               -----    -----    -----
     Net income.............................................   $2.14    $8.32    $1.55
                                                               =====    =====    =====

---------------

* Amounts have been restated as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                 1996             1995
                                                              -----------      -----------
                                                              (DOLLARS IN MILLIONS, EXCEPT
                                                                   PER-SHARE AMOUNTS)
Current assets:
  Cash and cash equivalents.................................    $   115.3        $    90.4
  Receivables less allowance of $9.7 ($11.3 in 1995)........        952.9            525.0
  Transportation and exchange gas receivable................        117.7            152.3
  Inventories (Note 10).....................................        204.6            189.0
  Commodity trading assets (Note 15)........................        147.2             66.8*
  Deferred income taxes (Note 7)............................        199.5            213.9
  Other.....................................................        152.9            140.3*
                                                                ---------        ---------
          Total current assets..............................      1,890.1          1,377.7
Investments (Note 5)........................................        190.6            307.6
Property, plant and equipment -- net (Note 11)..............      9,386.3          8,014.7
Other assets and deferred charges...........................        951.8            861.2*
                                                                ---------        ---------
          Total assets......................................    $12,418.8        $10,561.2
                                                                =========        =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable (Note 13)...................................    $   269.5        $      --
  Accounts payable (Note 12)................................        683.3            472.0
  Transportation and exchange gas payable...................         73.7            127.8
  Accrued liabilities (Note 12).............................        975.3          1,086.2*
  Commodity trading liabilities (Note 15)...................        137.9             87.2*
  Long-term debt due within one year (Note 13)..............         59.6            319.9
                                                                ---------        ---------
          Total current liabilities.........................      2,199.3          2,093.1
Long-term debt (Note 13)....................................      4,376.9          2,874.0
Deferred income taxes (Note 7)..............................      1,626.6          1,568.2
Other liabilities...........................................        795.0            838.8*
Contingent liabilities and commitments (Note 17)
Stockholders' equity (Note 14):
  Preferred stock, $1 par value, 30,000,000 shares
     authorized, 3,241,552 shares issued in 1996 and
     3,739,452 shares issued in 1995........................        161.0            173.5
  Common stock, $1 par value, 240,000,000 shares authorized,
     160,214,163 shares issued in 1996 and 158,006,922
     shares issued in 1995..................................        160.2            158.0
  Capital in excess of par value............................      1,047.7            998.4
  Retained earnings.........................................      2,119.5          1,915.6
  Unamortized deferred compensation.........................         (2.2)            (2.3)
                                                                ---------        ---------
                                                                  3,486.2          3,243.2
  Less treasury stock (at cost), 2,737,337 shares of common
     stock in 1996, 2,359,804 shares of common stock in 1995
     and 401,600 shares of preferred stock in 1995..........        (65.2)           (56.1)
                                                                ---------        ---------
          Total stockholders' equity........................      3,421.0          3,187.1
                                                                ---------        ---------
          Total liabilities and stockholders' equity........    $12,418.8        $10,561.2
                                                                =========        =========

---------------

* Reclassified to conform to current classifications.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                               CAPITAL IN              UNAMORTIZED
                                          PREFERRED   COMMON   EXCESS OF    RETAINED     DEFERRED     TREASURY
                                            STOCK     STOCK    PAR VALUE    EARNINGS   COMPENSATION    STOCK      TOTAL
                                          ---------   ------   ----------   --------   ------------   --------   --------
                                                          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Balance, December 31, 1993..............   $100.0     $154.6    $  907.6    $  563.7      $(1.9)      $    --    $1,724.0
Net income -- 1994......................       --        --           --       246.7         --            --       246.7
Cash dividends --
  Common stock ($.56 per share).........       --        --           --       (85.1)        --            --       (85.1)
  Preferred stock (Note 14).............       --        --           --        (8.8)        --            --        (8.8)
Issuance of shares --
  2,394,613 common......................       --       2.0         29.4          --       (1.3)          8.1        38.2
Purchase of treasury stock --
  20,685,133 common.....................       --        --           --          --         --        (406.8)     (406.8)
  258,800 preferred.....................       --        --           --          --         --          (6.4)       (6.4)
Tax benefit of stock-based awards.......       --        --          1.8          --         --            --         1.8
Amortization of deferred compensation...       --        --           --          --        1.9            --         1.9
                                           ------     ------    --------    --------      -----       -------    --------
Balance, December 31, 1994..............    100.0     156.6        938.8       716.5       (1.3)       (405.1)    1,505.5
Net income -- 1995......................       --        --           --     1,318.2         --            --     1,318.2
Cash dividends --
  Common stock ($.72 per share).........       --        --           --      (107.2)        --            --      (107.2)
  Preferred stock (Note 14).............       --        --           --       (11.9)        --            --       (11.9)
Issuance of shares --
  19,319,881 common.....................       --       1.4         58.3          --       (1.7)        352.7       410.7
  2,500,000 preferred...................    142.5        --           --          --         --            --       142.5
Exchange of shares for debentures --
  2,760,548 preferred (Note 14).........    (69.0)       --         (3.5)         --         --            --       (72.5)
Purchase of treasury stock --
  142,800 preferred.....................       --        --           --          --         --          (3.7)       (3.7)
Tax benefit of stock-based awards.......       --        --          4.8          --         --            --         4.8
Amortization of deferred compensation...       --        --           --          --         .7            --          .7
                                           ------     ------    --------    --------      -----       -------    --------
Balance, December 31, 1995..............    173.5     158.0        998.4     1,915.6       (2.3)        (56.1)    3,187.1
Net income -- 1996......................       --        --           --       362.3         --            --       362.3
Cash dividends --
  Common stock ($.94 per share).........       --        --           --      (148.0)        --            --      (148.0)
  Preferred stock (Note 14).............       --        --           --       (10.4)        --            --       (10.4)
Issuance of shares --
  2,787,458 common......................       --       2.2         33.6          --        (.6)         12.0        47.2
Purchase of treasury stock --
  957,750 common........................       --        --           --          --         --         (31.3)      (31.3)
  96,300 preferred......................       --        --           --          --         --          (2.6)       (2.6)
Retirement of treasury stock --
  497,900 preferred.....................    (12.5)       --          (.3)         --         --          12.8          --
Tax benefit of stock-based awards.......       --        --         16.0          --         --            --        16.0
Amortization of deferred compensation...       --        --           --          --         .7            --          .7
                                           ------     ------    --------    --------      -----       -------    --------
Balance, December 31, 1996..............   $161.0     $160.2    $1,047.7    $2,119.5      $(2.2)      $ (65.2)   $3,421.0
                                           ======     ======    ========    ========      =====       =======    ========

Note: Certain amounts have been restated to reflect the December 30, 1996 three-for-two common stock split and distribution.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                            1996        1995       1994
                                          ---------   ---------   -------
                                                    (MILLIONS)
Operating Activities:
  Net income............................  $   362.3   $ 1,318.2   $ 246.7
  Adjustments to reconcile to cash
    provided from operations:
    Discontinued operations.............         --    (1,018.8)    (94.0)
    Extraordinary loss..................         --          --      12.2
    Depreciation and depletion..........      411.4       369.4     150.3
    Provision for deferred income
     taxes..............................       72.4       125.4      25.8
    Write-off of project costs..........         --        41.4        --
    (Gain) loss on dispositions of
     property, plant and equipment......      (30.7)       (2.1)       .9
    (Gain) loss on sale of assets.......      (15.7)       12.6     (22.7)
    Changes in receivables sold.........      (13.1)       55.9        --
    Changes in receivables..............     (214.2)       33.2    (175.0)
    Changes in inventories..............      (16.1)       11.9      10.2
    Changes in other current assets.....        3.8         1.1*     13.8*
    Changes in accounts payable.........      204.0        (6.5)     20.7
    Changes in accrued liabilities......      (24.9)      (33.4)*     7.3*
    Changes in current commodity trading
     assets and liabilities.............      (29.7)       28.1*    (15.9)*
    Changes in non-current commodity
     trading assets and liabilities.....      (37.7)      (82.1)*    (2.4)
    Other, including changes in
     non-current assets and
     liabilities........................       38.6       (25.6)      1.7
                                          ---------   ---------   -------
        Net cash provided by continuing
        operations......................      710.4       828.7     179.6
        Net cash provided by
        discontinued operations.........         --          --     169.4
                                          ---------   ---------   -------
        Net cash provided by operating
        activities......................      710.4       828.7     349.0
                                          ---------   ---------   -------
Financing Activities:
  Proceeds from notes payable...........      356.8       116.8     507.0
  Payments of notes payable.............      (87.3)     (623.8)       --
  Proceeds from long-term debt..........    1,996.7       399.0     480.0
  Payments of long-term debt............   (1,387.7)   (1,009.4)   (456.5)
  Proceeds from issuance of common
    stock...............................       54.3        78.1      26.4
  Purchases of treasury stock...........      (33.9)       (3.7)   (413.2)
  Dividends paid........................     (158.4)     (119.1)    (93.9)
  Subsidiary preferred stock
    redemptions.........................         --      (193.7)       --
  Other -- net..........................       (6.3)       (3.5)       --
                                          ---------   ---------   -------
        Net cash provided (used) by
        financing activities............      734.2    (1,359.3)     49.8
                                          ---------   ---------   -------

Investing Activities:
  Property, plant and equipment:
    Capital expenditures:
      Continuing operations.............     (818.9)     (827.5)   (325.5)
      Discontinued operations...........         --          --    (142.8)
    Proceeds from dispositions..........       60.2        28.2       1.6
  Acquisition of businesses, net of cash
    acquired............................     (366.2)     (858.9)    (56.5)
  Proceeds from sales of businesses.....         --     2,588.3        --
  Income tax and other payments related
    to discontinued operations..........     (261.7)     (350.4)     (1.5)
  Proceeds from sales of assets.........       23.0       125.1      80.6
  Purchase of investments/advances to
    affiliates..........................      (76.9)      (49.7)     (3.3)
  Purchase of note receivable...........         --       (75.1)       --
  Other -- net..........................       20.8         4.9      20.4
                                          ---------   ---------   -------
        Net cash provided (used) by
        investing activities............   (1,419.7)      584.9    (427.0)
                                          ---------   ---------   -------
        Increase (decrease) in cash and
        cash equivalents................       24.9        54.3     (28.2)
Cash and cash equivalents at beginning
  of year...............................       90.4        36.1      64.3
                                          ---------   ---------   -------
Cash and cash equivalents at end of
  year..................................  $   115.3   $    90.4   $  36.1
                                          =========   =========   =======

---------------
* Reclassified to conform to current classifications.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of operations

     Operations of The Williams Companies, Inc. (Williams) are located in the United States and are organized into three operating groups as follows: Williams Interstate Natural Gas Systems, which is comprised of five interstate natural gas pipelines located in the eastern, midsouth, Gulf Coast, midwest and northwest regions; Williams Energy Group, which is comprised of natural gas gathering and processing facilities in the Rocky Mountain, midwest and Gulf Coast regions, energy commodity trading and price-risk management activities throughout the United States, a petroleum products pipeline in the midwest region, and hydrocarbon exploration and production activities in the Rocky Mountain and Gulf Coast regions; and Williams Communications Group, which includes Williams' national data, voice, video and Internet communication products and network integration services and fiber-optic and satellite multimedia transmission services. Additional information about these businesses is contained throughout the following notes.

  Basis of presentation

     Williams Energy Group is comprised of four units. Field Services includes Williams' natural gas gathering and processing activities previously reported in Williams Field Services Group. Merchant Services includes Williams' energy commodity trading and price-risk management activities previously reported in Williams Energy Services. Certain natural gas and natural gas liquids marketing operations formerly reported in Williams Field Services Group are also included in Merchant Services. Petroleum Services includes Williams' interstate petroleum products pipeline, ethanol-producing facilities and petroleum terminals previously reported in Williams Pipe Line. Exploration and Production includes exploration for and production of hydrocarbons previously reported as a component of Williams Field Services Group. Williams Communications Group is the combination of WilTel and WilTech Group, previously reported separately. Revenues and operating profit amounts for 1995 and 1994 have been reclassified to conform to current year classifications.

     Revenues and operating profit amounts include the operating results of Kern River Gas Transmission Company (Kern River) since the January 16, 1996, acquisition by Williams of the remaining interest (see Note 2). Prior to this acquisition, Williams accounted for its 50 percent ownership in Kern River using the equity method of accounting, with its share of equity earnings recorded in investing income.

     Revenues and operating profit amounts include the operating results of Transco Energy Company (Transco Energy) since its January 18, 1995, acquisition by Williams (see Note 2). The transportation operations from Transco Energy's two interstate natural gas pipelines are reported separately within Williams Interstate Natural Gas Systems. Transco Energy's gas gathering operations are included in Field Services, and its gas marketing operations are included in Merchant Services.

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

                          THE WILLIAMS COMPANIES, INC.

  Cash and cash equivalents

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired.

  Transportation and exchange gas imbalances

     In the course of providing transportation services to customers, the natural gas pipelines may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, the pipelines and other Williams subsidiaries transport gas on various pipeline systems which may deliver different quantities of gas on their behalf than the quantities of gas received. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. Transcontinental Gas Pipe Line's imbalances predating August 1, 1991, are being recovered or repaid in cash or through the receipt or delivery of gas upon agreements of allocation.

  Inventory valuation

     Inventories are stated at cost, which is not in excess of market, except for those held by Merchant Services, which are primarily stated at market. Inventories of natural gas are determined using the last-in, first-out (LIFO) method by Transcontinental Gas Pipe Line and the average-cost method by other subsidiaries. Except for Merchant Services, inventories of petroleum products are determined using average cost. The cost of materials and supplies inventories is determined using the first-in, first-out method (FIFO) by Williams Communications Group and principally using the average-cost method by other subsidiaries.

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

  Revenue recognition

     Revenues generally are recorded when services have been performed or products have been delivered. Petroleum Services bills customers when products are shipped and defers the estimated revenues for shipments in transit. Williams interstate natural gas pipelines recognize revenues based upon contractual terms and the related transportation volumes through month-end. These pipelines are subject to Federal Energy Regulatory Commission (FERC) regulations and, accordingly, certain revenues are subject to possible refunds pending final FERC orders. Williams records rate refund accruals based on management's estimate of the expected outcome of these proceedings.

  Commodity price-risk management activities

     Merchant Services has trading operations that enter into energy-related financial instruments (forward contracts, futures contracts, option contracts and swap agreements) to provide price-risk management services

                          THE WILLIAMS COMPANIES, INC.

to its third-party customers. This operation also enters into short- and long-term energy-related purchase and sale commitments as part of its trading business. All of these investments and commitments are valued at market and are recorded in commodity trading assets, other assets and deferred charges, commodity trading liabilities and other liabilities in the Consolidated Balance Sheet. The change in unrealized market gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Income. Such market values are subject to change in the near term and reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions. Merchant Services reports its trading operations sales of natural gas, refined products and crude oil net of the related costs to purchase such items, consistent with mark-to-market accounting for such trading activities.

     Certain Merchant Services' natural gas, natural gas liquids and refined product marketing revenues previously reported in Williams Field Services Group and/or Williams Pipe Line were not included in trading operations and therefore are not reported net of related costs to purchase such items.

     Other Williams operations enter into energy-related financial instruments (primarily futures contracts, option contracts and swap agreements) to hedge against market price fluctuations of certain commodity inventories and sales and purchase commitments. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income when the related hedged item is recognized. These contracts are regularly evaluated to determine that there is a high correlation between changes in the market value of the hedge contract and fair value of the hedged item.

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

  Employee stock-based awards

     Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Williams' fixed plan common stock options do not result in compensation expense, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

  Income taxes

     Williams includes the operations of its subsidiaries in its consolidated federal income tax return. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Williams' assets and liabilities.

  Earnings per share

     Primary earnings per share are based on the sum of the average number of common shares outstanding and common-share equivalents resulting from stock options and deferred shares. Fully diluted earnings per share for 1996 and 1995 assumes conversion of the $3.50 convertible preferred stock into common stock effective May 1, 1995. Shares used in determination of primary earnings per share are as follows (in thousands): 1996 -- 162,118; 1995 -- 153,069; and
1994 -- 153,704. Shares used in determination of fully diluted earnings per share are as follows (in thousands): 1996 -- 168,199; 1995 -- 157,280; and
1994 --

                          THE WILLIAMS COMPANIES, INC.

153,753. The number of shares for 1995 and 1994 have been restated to reflect the effect of a three-for-two common stock split and distribution (see Note 14).

NOTE 2 -- ACQUISITIONS

     On January 16, 1996, Williams acquired the remaining interest in Kern River for $206 million in cash. The acquisition was accounted for as a purchase, and the acquired assets and liabilities have been recorded based on an allocation of the purchase price, with substantially all of the cost in excess of Kern River's historical carrying value allocated to property, plant and equipment.

     On January 18, 1995, Williams acquired 60 percent of Transco Energy's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco Energy's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco Energy common stock for approximately 15.6 million shares of Williams common stock valued at $334 million. The acquisition was accounted for as a purchase with 60 percent of Transco Energy's results of operations included in Williams' Consolidated Statement of Income for the period January 18, 1995, through April 30, 1995, and 100 percent included beginning May 1, 1995. The purchase price, including transaction fees and other related costs, was approximately $800 million, excluding $2.3 billion in preferred stock and debt obligations of Transco Energy. The acquired assets and liabilities were recorded based on an allocation of the purchase price with substantially all of the cost in excess of Transco Energy's historical carrying amounts allocated to property, plant and equipment of the two interstate natural gas pipeline systems. The cash portion of the acquisition was financed with the proceeds from the sale of Williams' network services operations (see Note 3).

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

                          THE WILLIAMS COMPANIES, INC.

     The following unaudited pro forma information combines the results of operations of Williams and Transco Energy as if the purchase of 100 percent of Transco Energy occurred January 1, 1994.

                                                                   UNAUDITED
                                                              --------------------
                                                                1995        1994
                                                              --------    --------
                                                               (MILLIONS, EXCEPT
                                                               PER-SHARE AMOUNTS)
Revenues....................................................  $2,916.4    $2,660.3
Income from continuing operations...........................     314.4       191.0
Income before extraordinary loss............................   1,333.2       285.0
Net income..................................................   1,333.2       272.8
Primary earnings per share:
  Income from continuing operations.........................      1.95        1.18
  Income before extraordinary loss..........................      8.61        1.79
  Net income................................................      8.61        1.71
Fully diluted earnings per share:
  Income from continuing operations.........................      1.93        1.18
  Income before extraordinary loss..........................      8.41        1.79
  Net income................................................      8.41        1.71

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had occurred on January 1, 1994, or of future results of operations of the combined companies.

NOTE 3 -- DISCONTINUED OPERATIONS

     On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations. Operating results for 1994 for the network services operations are reported as discontinued operations. Under the terms of the agreement, Williams retained Williams Telecommunications Systems, Inc., a national telecommunications equipment supplier and service company, and Vyvx, Inc., which operates a national video network specializing in broadcast television applications and satellite transmission. These operations are included in Williams Communications Group.

     Summarized operating results of discontinued operations for 1994 were as follows:

                                                              (MILLIONS)
                                                              ----------
Revenues....................................................    $921.8
Operating profit............................................     163.1
Provision for income taxes..................................      60.9
Income from discontinued operations.........................      94.0

                          THE WILLIAMS COMPANIES, INC.

NOTE 4 -- REVENUES AND OPERATING PROFIT

     Revenues and operating profit of Williams Interstate Natural Gas Systems and Williams Energy Group for the years ended December 31, 1996, 1995 and 1994, are as follows:

                                                    REVENUES                 OPERATING PROFIT
                                          ----------------------------   ------------------------
                                            1996      1995*     1994*     1996    1995*    1994*
                                          --------   --------   ------   ------   ------   ------
                                                                (MILLIONS)
Williams Interstate Natural Gas Systems:
  Northwest Pipeline....................  $  269.7   $  255.2   $238.5   $124.9   $115.7   $104.1
  Williams Natural Gas..................     178.4      174.3    231.3     44.8     45.0     48.8
  Transcontinental Gas Pipe Line........     760.4      725.3       --    194.6    165.0       --
  Texas Gas Transmission................     306.1      276.3       --     85.1     64.0       --
  Kern River Gas Transmission...........     160.6         --       --    113.0       --       --
                                          --------   --------   ------   ------   ------   ------
                                          $1,675.2   $1,431.1   $469.8   $562.4   $389.7   $152.9
                                          ========   ========   ======   ======   ======   ======
Williams Energy Group:
  Field Services........................  $  616.3   $  532.9   $328.7   $187.4   $161.0   $112.9
  Merchant Services.....................     261.1      153.5    381.7     66.4     33.2      3.4
  Petroleum Services....................     493.3      328.1    216.9     75.7     69.2     51.9
  Exploration and Production............      82.4       62.9     39.2      2.8     (5.9)    13.6
                                          --------   --------   ------   ------   ------   ------
                                          $1,453.1   $1,077.4   $966.5   $332.3   $257.5   $181.8
                                          ========   ========   ======   ======   ======   ======

---------------

* Certain amounts have been reclassified as described in Note 1.

NOTE 5 -- INVESTING ACTIVITIES

                                                               1996     1995
                                                              ------   ------
                                                                (MILLIONS)
Investments:
  Kern River Gas Transmission Company, at equity (50%) (see
     Note 2)................................................  $   --   $178.6
  Other, at equity..........................................   105.9     84.2
  Cost......................................................    84.7     44.8
                                                              ------   ------
                                                              $190.6   $307.6
                                                              ======   ======

     At December 31, 1996, certain equity investments, with a carrying value of $36 million, have a market value of $126 million.

     In 1996, Williams acquired the remaining interest in Kern River (see Note
2). Summarized financial position and results of operations for Kern River for 1995 and 1994 are presented below.

                                                               1995        1994
                                                              -------    --------
                                                                  (MILLIONS)
Current assets..............................................  $  55.4    $   98.3
Non-current assets, principally natural gas transmission
  plant.....................................................    994.5     1,026.3
Current liabilities.........................................    (47.3)      (86.9)
Long-term debt..............................................   (620.5)     (643.2)
Other non-current liabilities...............................   (124.1)     (109.5)
                                                              -------    --------
Partners' equity............................................  $ 258.0    $  285.0
                                                              =======    ========
Revenues....................................................  $ 187.0    $  179.0
Costs and expenses..........................................     65.7        54.9
Net income..................................................     38.0        38.1

                          THE WILLIAMS COMPANIES, INC.

     Investing income from continuing operations:

                                                              1996     1995     1994
                                                              -----    -----    -----
                                                                    (MILLIONS)
Interest....................................................  $11.1    $37.2    $ 5.5
Dividends...................................................    1.6     16.1      4.5
Equity earnings.............................................    6.1     40.6     39.6
                                                              -----    -----    -----
                                                              $18.8    $93.9    $49.6
                                                              =====    =====    =====

     Dividends and distributions received from companies carried on an equity basis were $7 million in 1996; $44 million in 1995; and $43 million in 1994.

NOTE 6 -- ASSET SALES AND WRITE-OFF OF PROJECT COSTS

     In the fourth quarter of 1996, Williams recognized a pre-tax gain of $15.7 million from the sale of certain communication rights for approximately $38 million.

     In 1995, the development of a commercial coal gasification venture in south-central Wyoming was canceled, resulting in a $41.4 million pre-tax charge. This amount includes what management believes to be a reasonable estimate of future costs of $4 million to reclaim the site, of which approximately $3 million remains to be incurred over a five-year period. Williams continues to perform the reclamation of the site in coordination with various governmental agencies and expects to receive necessary environmental releases and approvals upon completion of the reclamation.

     In 1995, Williams sold its 15 percent interest in Texasgulf Inc. for approximately $124 million in cash, which resulted in an after-tax gain of approximately $16 million because of previously unrecognized tax benefits included in the provision for income taxes.

     In 1994, Williams sold 3,461,500 limited partner common units in Northern Border Partners, L.P. Net proceeds from the sale were approximately $80 million, and the sale resulted in a pre-tax gain of $22.7 million. As a result of the sale, Williams' original 12.25 percent interest in Northern Border partnerships has been reduced to 3.2 percent.

NOTE 7 -- PROVISION FOR INCOME TAXES

     The provision (credit) for income taxes from continuing operations includes:

                                                             1996      1995     1994
                                                            ------    ------    -----
                                                                   (MILLIONS)
Current:
  Federal.................................................  $ 96.3    $(26.5)   $45.8
  State...................................................    14.4       3.1     10.1
                                                            ------    ------    -----
                                                             110.7     (23.4)    55.9
                                                            ------    ------    -----
Deferred:
  Federal.................................................    61.9     114.2     23.7
  State...................................................    10.5      11.2      2.1
                                                            ------    ------    -----
                                                              72.4     125.4     25.8
                                                            ------    ------    -----
Total provision...........................................  $183.1    $102.0    $81.7
                                                            ======    ======    =====

                          THE WILLIAMS COMPANIES, INC.

     Reconciliations from the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes are as follows:

                                                            1996      1995      1994
                                                           ------    ------    ------
                                                                   (MILLIONS)
Provision at statutory rate..............................  $190.9    $140.5    $ 86.3
Increases (reductions) in taxes resulting from:
  State income taxes.....................................    16.1      13.5       8.0
  Income tax credits.....................................   (19.0)    (18.7)    (14.9)
  Decrease in valuation allowance for deferred tax
     assets..............................................      --     (29.8)       --
  Reversal of prior tax accruals.........................      --      (8.0)       --
  Other -- net...........................................    (4.9)      4.5       2.3
                                                           ------    ------    ------
Provision for income taxes...............................  $183.1    $102.0    $ 81.7
                                                           ======    ======    ======

     Significant components of deferred tax liabilities and assets as of December 31 are as follows:

                                                                1996        1995
                                                              --------    --------
                                                                   (MILLIONS)
Deferred tax liabilities:
  Property, plant and equipment.............................  $1,748.3    $1,669.2
  Investments...............................................     119.8        96.9
  Other.....................................................     230.6       299.1*
                                                              --------    --------
          Total deferred tax liabilities....................   2,098.7     2,065.2
Deferred tax assets:
  Deferred revenues.........................................      29.1        23.5
  Investments...............................................      31.1        31.3
  Rate refunds..............................................     111.4        70.7
  Accrued liabilities.......................................     183.2       226.4
  Minimum tax credits.......................................      86.8        93.9
  Other.....................................................     230.0       265.1*
                                                              --------    --------
          Total deferred tax assets.........................     671.6       710.9
                                                              --------    --------
Net deferred tax liabilities................................  $1,427.1    $1,354.3
                                                              ========    ========

---------------

* Reclassified to conform to current classifications.

     A valuation allowance for deferred tax assets decreased $23.4 million during 1995.

     Cash payments for income taxes (net of refunds) were $395 million, $339 million and $107 million in 1996, 1995 and 1994, respectively.

NOTE 8 -- EXTRAORDINARY LOSS

     The extraordinary loss in 1994 resulted from early extinguishment of debt. Williams and one of its subsidiaries paid $316.7 million to redeem higher interest rate debt for a $12.2 million net loss (net of a $7.7 million benefit for income taxes).

                          THE WILLIAMS COMPANIES, INC.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

  Pensions

     Williams maintains non-contributory defined-benefit pension plans covering the majority of its employees. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

     Net pension expense consists of the following:

                                                             1996      1995     1994
                                                            ------    ------    -----
                                                                   (MILLIONS)
Service cost for benefits earned during the year..........  $ 30.3    $ 19.5    $13.9
Interest cost on projected benefit obligation.............    43.9      40.1     21.8
Actual return on plan assets..............................  (100.6)   (120.3)     3.1
Amortization and deferrals................................    61.3      82.0    (24.2)
                                                            ------    ------    -----
Net pension expense.......................................  $ 34.9    $ 21.3    $14.6
                                                            ======    ======    =====

     Net pension expense increased in 1996 from 1995 as a result of a decrease in the discount rate from 8 1/2 percent to 7 1/4 percent and an increase in the number of plan participants. Net pension expense increased in 1995 from 1994 as a result of the Transco Energy plans' participants.

     The following table presents the funded status of the plans:

                                                              1996   1995
                                                              ----   ----
                                                              (MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefits...........................................  $407   $422
  Non-vested benefits.......................................    37     21
                                                              ----   ----
  Accumulated benefit obligations...........................   444    443
  Effect of projected salary increases......................   167    137
                                                              ----   ----
  Projected benefit obligations.............................   611    580
Assets at market value......................................   637    550
                                                              ----   ----
Assets (in excess of) less than projected benefit
  obligations...............................................   (26)    30
Unrecognized net gain.......................................    37     --
Unrecognized prior-service cost.............................    (8)   (11)
Unrecognized transition asset...............................     3      4
                                                              ----   ----
Pension liability...........................................  $  6   $ 23
                                                              ====   ====

     The discount rate used to measure the present value of benefit obligations is 7 1/2 percent (7 1/4 percent in 1995); the assumed rate of increase in future compensation levels is 5 percent; and the expected long-term rate of return on assets is 10 percent. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, United States government securities, corporate bonds and commercial paper.

     Williams has retained all liabilities and obligations for service of its network services operations' plan participants up to the date of sale (see Note
3).

                          THE WILLIAMS COMPANIES, INC.

  Postretirement benefits other than pensions

     Williams sponsors health care plans that provide postretirement medical benefits to retired Williams employees who were employed full time, hired prior to January 1, 1992 (January 1, 1996, for Transco Energy employees) and have met certain other requirements.

     The plans provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for the plans anticipates future cost-sharing changes to the written plans that are consistent with Williams' expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases, except for certain retirees whose premiums are fixed. A portion of the cost has been funded in trusts by Williams' FERC-regulated natural gas pipeline subsidiaries to the extent recovery from customers can be achieved. Plan assets consist of assets held in two master trusts and money market funds. One of the master trusts was previously described, and the other consists primarily of domestic and foreign common stocks, government bonds and commercial paper.

     Net postretirement benefit expense consists of the following:

                                           1996     1995    1994
                                          ------   ------   -----
                                                (MILLIONS)
Service cost for benefits earned during
  the year..............................  $  6.4   $  7.4   $ 3.9
Interest cost on accumulated
  postretirement benefit obligation.....    22.7     23.9     7.8
Actual return on plan assets............   (16.4)   (17.9)    (.6)
Amortization of unrecognized transition
  obligation............................     5.0      5.0     5.1
Amortization and deferrals..............    19.7     23.1      .1
                                          ------   ------   -----
Net postretirement benefit expense......  $ 37.4   $ 41.5   $16.3
                                          ======   ======   =====

     Net postretirement benefit expense increased $26 million in 1995 from 1994 for the Transco Energy participants.

     The following table presents the funded status of the plans:

                                          1996   1995
                                          ----   ----
                                          (MILLIONS)
Actuarial present value of
  postretirement benefit obligation:
  Retirees..............................  $200   $227
  Fully eligible active plan
     participants.......................    26     24
  Other active plan participants........    89     85
                                          ----   ----
  Accumulated postretirement benefit
     obligation.........................   315    336
Assets at market value..................   155    124
                                          ----   ----
Assets less than accumulated
  postretirement benefit obligation.....   160    212
Unrecognized net gain...................    60     25
Unrecognized prior-service credit
  (cost)................................     1     (6)
Unrecognized transition obligation......   (65)   (71)
                                          ----   ----
Postretirement benefit liability........  $156   $160
                                          ====   ====

     During fourth-quarter 1996, the plans were amended, effective January 1, 1997, to increase the cost-sharing provisions. This amendment decreased the accumulated postretirement benefit obligation approximately $10 million. The amount of postretirement benefit costs deferred as a regulatory asset at December 31, 1996 and 1995, is $118 million and $133 million, respectively, and is expected to be recovered through rates over approximately 15 years.

                          THE WILLIAMS COMPANIES, INC.

     The discount rate used to measure the present value of benefit obligations is 7 1/2 percent (7 1/4 percent in 1995). The expected long-term rate of return on plan assets is 10 percent (6 percent after taxes). The annual assumed rate of increase in the health care cost trend rate for 1997 is 9 to 10 percent, systematically decreasing to 5 percent by 2004. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percent in each year would increase the aggregate of the service and interest cost components of postretirement benefit expense for the year ended December 31, 1996, by $4 million and the accumulated postretirement benefit obligation as of December 31, 1996, by $27 million.

  Other

     Williams maintains various defined-contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. Company contributions are invested primarily in Williams common stock. Williams' contributions to these plans were $23 million in 1996, $19 million in 1995 and $14 million in 1994. Contributions to these plans made by discontinued operations were $3 million in 1994.

NOTE 10 -- INVENTORIES

                                                               1996    1995*
                                                              ------   ------
                                                                (MILLIONS)
Natural gas in underground storage:
  Transcontinental Gas Pipe Line (LIFO).....................  $ 38.8   $ 21.4
  Merchant Services.........................................     1.5      6.0
  Other.....................................................      --      2.2
Petroleum products:
  Merchant Services.........................................    12.7     16.5
  Other.....................................................    33.7     23.7
Materials and supplies:
  Williams Communications Group.............................    32.7     28.2
  Other.....................................................    79.3     87.8
Other.......................................................     5.9      3.2
                                                              ------   ------
                                                              $204.6   $189.0
                                                              ======   ======

---------------

*Certain amounts have been reclassified as described in Note 1.

     Inventories valued on the LIFO method at December 31, 1996 and 1995, approximate current average cost.

                          THE WILLIAMS COMPANIES, INC.

NOTE 11 -- PROPERTY, PLANT AND EQUIPMENT

                                            1996        1995*
                                          ---------   ---------
                                               (MILLIONS)
Cost:
  Williams Interstate Natural Gas
     Systems:
     Northwest Pipeline.................  $ 1,447.9   $ 1,403.5
     Williams Natural Gas...............      787.4       761.6
     Transcontinental Gas Pipe Line.....    3,095.7     2,756.7
     Texas Gas Transmission.............      958.9       917.3
     Kern River Gas Transmission........      990.5          --
  Williams Energy Group:
     Field Services.....................    2,188.3     2,099.9
     Merchant Services..................        5.4         4.3
     Petroleum Services.................    1,073.1     1,023.3
     Exploration and Production.........      255.1       225.0
  Williams Communications Group.........      257.3       145.9
  Other.................................      152.7       141.2
                                          ---------   ---------
                                           11,212.3     9,478.7
Accumulated depreciation and
  depletion.............................   (1,826.0)   (1,464.0)
                                          ---------   ---------
                                          $ 9,386.3   $ 8,014.7
                                          =========   =========

---------------

* Certain amounts have been reclassified as described in Note 1.

     Commitments for construction and acquisition of property, plant and equipment are approximately $268 million at December 31, 1996.

     Effective January 1, 1996, Williams adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of the standard had no effect on Williams' financial position or results of operations.

NOTE 12 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $95 million at December 31, 1996, and $136 million at December 31, 1995.

                                                               1996      1995
                                                              ------   --------
                                                                 (MILLIONS)
Accrued liabilities:
  Rate refunds..............................................  $305.1   $  180.6
  Employee costs............................................   178.1      135.9
  Interest..................................................    95.2       72.9
  Income taxes payable......................................    77.6      371.6
  Taxes other than income taxes.............................    66.2       51.2
  Other.....................................................   253.1      274.0*
                                                              ------   --------
                                                              $975.3   $1,086.2
                                                              ======   ========

---------------

* Reclassified to conform to current classifications.

                          THE WILLIAMS COMPANIES, INC.

NOTE 13 -- DEBT, LEASES AND BANKING ARRANGEMENTS

  Notes payable

     Williams has entered into various short-term credit agreements with amounts outstanding totaling $269.5 million at December 31, 1996. The weighted average interest rate on the outstanding short-term borrowings at December 31, 1996, was
7.85 percent.

Debt

                                                              WEIGHTED
                                                              AVERAGE       DECEMBER 31,
                                                              INTEREST   -------------------
                                                               RATE*       1996       1995
                                                              --------   --------   --------
                                                                             (MILLIONS)
The Williams Companies, Inc. Revolving credit loans.........     --%     $     --   $   50.0
  Debentures, 8.875% -- 10.25%, payable 2012, 2020, 2021 and
     2025...................................................    9.6         587.5      587.7
  Notes, 7.5% -- 9.625%, payable 1998 through 2001..........    8.8         817.5      842.4
Northwest Pipeline Debentures, 7.125% -- 10.65%, payable
  through 2025..............................................    9.0         360.0      369.2
  Adjustable rate notes, payable through 2002...............    9.0          10.0       11.7
Williams Natural Gas Variable rate notes, payable 1999......    8.2         130.0      130.0
Transcontinental Gas Pipe Line Debentures, 7.25% and 9.125%,
  payable 1998 through 2026.................................    8.1         352.4      153.0
  Debentures, 7.08%, payable 2026 (subject to debtholder
     redemption in 2001)....................................    7.1         200.0         --
  Notes, 8.125% and 8.875%, payable 1997 and 2002...........    8.5         227.7      381.1
  Adjustable rate notes.....................................     --            --      125.1
Texas Gas Transmission Notes, 9.625% and 8.625%, payable
  1997 and 2004.............................................    9.0         253.6      255.9
Kern River Gas Transmission Notes, 6.42% and 6.72%, payable
  through 2001..............................................    6.6         617.7         --
Williams Holdings of Delaware Revolving credit loans........    6.0         500.0      150.0
  Debentures, 6.25%, payable 2006...........................    4.7         248.8         --
Williams Pipe Line Notes, 8.95% and 9.78%, payable through
  2001......................................................    9.4         100.0      110.0
Williams Energy Ventures Adjustable rate notes, payable
  through 2002..............................................    8.1          25.6       21.0
Other, payable through 1999.................................    7.7           5.7        6.8
                                                                         --------   --------
                                                                          4,436.5    3,193.9
Current portion of long-term debt...........................                (59.6)    (319.9)
                                                                         --------   --------
                                                                         $4,376.9   $2,874.0
                                                                         ========   ========

---------------

*At December 31, 1996, including the effects of interest-rate swaps.

     In December 1996, Williams increased the amounts available under its existing credit agreement to $1 billion from $800 million. Under the credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, Williams Pipe Line and Williams Holdings of Delaware, Inc. (Williams

                          THE WILLIAMS COMPANIES, INC.

Holdings) have access to various amounts of the facility, while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions.

     For financial statement reporting purposes at December 31, 1996, $200 million in current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. At December 31, 1996, the amount available on the $1 billion credit agreement of $500 million is sufficient to complete these refinancings.

     During March 1996, the Kern River floating-rate bank loan was refinanced through the issuance of 6.42 percent and 6.72 percent fixed-rate notes. Interest-rate swap agreements entered into by Kern River in prior years, which converted floating-rate debt to fixed-rate debt, remain outstanding. Concurrent with the refinancing, Kern River entered into additional interest-rate swap agreements where Kern River receives a fixed interest rate and pays a floating interest rate. The interest-rate swaps are recorded at market with an offsetting deferral of costs as a regulatory asset that is expected to be recovered in transportation rates. The effect is to adjust the new fixed-rate notes to an effective interest rate of 8.5 percent.

     In January 1996, Williams Holdings issued $250 million of 6.25 percent debentures due 2006. In April 1996, Williams Holdings entered into an interest-rate swap agreement, which effectively converted its 6.25 percent fixed-rate debentures to floating-rate debt (4.66 percent at December 31, 1996). The difference between the fixed and variable rate is included in interest expense.

     In conjunction with the issuance of $130 million of variable rate debt by Williams Natural Gas in November 1994, Williams entered into an interest-rate swap agreement under which Williams pays a 7.78 percent fixed rate in exchange for a variable rate (5.5 percent at December 31, 1996). The difference between the fixed and variable rate is included in interest expense.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments, for each of the next five years are as follows:

                                                                (MILLIONS)
                                                                ----------
1997........................................................     $      59
1998........................................................           377
1999........................................................           355
2000........................................................           252
2001........................................................         1,610

     Cash payments for interest (net of amounts capitalized) related to continuing operations are as follows: 1996 -- $347 million; 1995 -- $266 million; and 1994 -- $143 million. Cash payments for interest (net of amounts capitalized) related to discontinued operations are $6 million in 1994.

  Leases

     Future minimum annual rentals under non-cancelable operating leases related to continuing operations are $59 million in 1997, $54 million in 1998, $48 million in 1999, $42 million in 2000, $40 million in 2001 and $161 million thereafter.

     Total rent expense from continuing operations was $78 million in 1996 and 1995 and $26 million in 1994. Total rent expense from discontinued operations was $70 million in 1994.

NOTE 14 -- STOCKHOLDERS' EQUITY

     On November 21, 1996, the board of directors of Williams declared a three-for-two common stock split and distribution; 53.8 million shares were issued on December 30, 1996. All references in the financial

                          THE WILLIAMS COMPANIES, INC.

statements and notes to the number of common shares outstanding and per-share amounts reflect the effect of the split.

     In the third quarter of 1996, the Williams' board of directors authorized the open-market purchase of up to $800 million of Williams common stock. At December 31, 1996, 957,750 shares had been purchased at a total cost of approximately $31 million.

     In connection with the 1995 merger with Transco Energy, Williams exchanged all of Transco Energy's outstanding $3.50 cumulative convertible preferred stock for 2.5 million shares of Williams' $3.50 cumulative convertible preferred stock. These shares are redeemable by Williams beginning in November 1999, at an initial price of $51.40 per share. Each share of $3.50 preferred stock is convertible at the option of the holder into 2.34375 shares of Williams common stock. Dividends per share of $3.50 and $2.33 were recorded during 1996 and 1995, respectively.

     During 1995, Williams exchanged 2.8 million shares of its $2.21 cumulative preferred stock with a carrying value of $69 million for 9.6 percent debentures with a fair value of $72.5 million. The difference in the fair value of the new securities and the carrying value of the preferred stock exchanged is recorded as a decrease in capital in excess of par value. This amount did not impact net income, but is included in preferred stock dividends on the Consolidated Statement of Income and in the computation of earnings per share. The 741,552 outstanding shares of $2.21 cumulative preferred stock are redeemable by Williams at a price of $25 beginning in September 1997. Dividends per share of $2.21 were recorded each year during 1996, 1995 and 1994.

     In January 1996, the board of directors adopted a Stockholder Rights Plan (the Rights Plan) to replace its existing rights plan, which expired on February 6, 1996. Under the Rights Plan, each outstanding share of common stock has two-thirds of a preferred stock purchase right attached. Under certain conditions, each right may be exercised to purchase, at an exercise price of $140 (subject to adjustment), one two-hundredth of a share of junior participating preferred stock. The rights may be exercised only if an Acquiring Person acquires (or obtains the right to acquire) 15 percent or more of Williams common stock; or commences an offer for 15 percent or more of Williams common stock; or the board of directors determines an Adverse Person has become the owner of 10 percent or more of Williams common stock. The rights, which do not have voting rights, expire in 2006 and may be redeemed at a price of $.01 per right prior to their expiration, or within a specified period of time after the occurrence of certain events. In the event a person becomes the owner of more than 15 percent of Williams common stock or the board of directors determines that a person is an Adverse Person, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock having a value equal to two times the exercise price of the right. In the event Williams is engaged in a merger, business combination or 50 percent or more of Williams' assets, cash flow or earnings power is sold or transferred, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right.

     Williams has several plans providing for common-stock-based awards to employees and to non-employee directors. The plans permit the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services. The purchase price per share for stock options and stock-appreciation rights may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire 10 years after grant. At December 31, 1996, 19,618,842 shares of common stock were reserved for issuance pursuant to existing and future stock awards, of which 7,813,768 shares were available for future grants (4,048,199 at December 31, 1995).

                          THE WILLIAMS COMPANIES, INC.

     The following summary reflects stock option activity and related information for 1996:

                                                                        WEIGHTED AVERAGE
                                                           OPTIONS       EXERCISE PRICE
                                                          ----------    ----------------
Outstanding -- December 31, 1995........................   7,868,900         $20.03
Granted.................................................   4,101,144          33.41
Exercised...............................................  (2,035,349)         18.28
Canceled................................................    (104,516)         42.02
                                                          ----------
Outstanding -- December 31, 1996........................   9,830,179          25.70
                                                          ==========
Exercisable -- December 31, 1996........................   5,461,482         $20.57
                                                          ==========
Weighted average grant date fair value of options
  granted during the year...............................       $7.84
                                                          ==========

     The following summary provides information about stock options outstanding and exercisable at December 31, 1996:

                                        STOCK OPTIONS OUTSTANDING                STOCK OPTIONS EXERCISABLE
                             -----------------------------------------------    ---------------------------
                                                                WEIGHTED                        WEIGHTED
         RANGE OF                            WEIGHTED           AVERAGE                         AVERAGE
         EXERCISE                            AVERAGE           REMAINING                         PRICE
          PRICES              OPTIONS     EXERCISE PRICE    CONTRACTUAL LIFE     OPTIONS        EXERCISE
         --------            ---------    --------------    ----------------    ---------    --------------
$ 9.25 to $28.38...........  5,634,510        $19.29           7.2 years        5,255,664        $19.35
$32.25 to $98.67...........  4,195,669         34.32           9.3 years          205,818         51.76
                             ---------                                          ---------
          Total............  9,830,179        $25.70           8.1 years        5,461,482        $20.57
                             =========                                          =========

     The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: expected life of the stock options of five years; volatility of the expected market price of Williams common stock of 24 percent; risk-free interest rate of 6.2 percent; and a dividend yield of 3 percent.

     Williams granted 195,376, 98,168 and 191,559 deferred shares in 1996, 1995 and 1994, respectively. The weighted average grant date fair value of the shares issued in 1996 is $31.55. Deferred shares are valued at the date of award and are generally charged to expense in the year of award. Williams issued 109,516, 105,183 and 67,947 previously deferred shares in 1996, 1995 and 1994, respectively. Williams also issued 19,650, 82,950 and 67,200 shares of restricted stock in 1996, 1995 and 1994, respectively. The weighted average grant date fair value of the shares issued in 1996 is $29.50. Restricted stock is valued on the issuance date and the related expense is amortized over varying periods of three to 10 years.

     Pro forma net income and earnings per share, assuming Williams had applied the fair-value method of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in measuring compensation cost beginning with 1995 employee stock-based awards, are as follows:

                                                  1996                    1995
                                          ---------------------   ---------------------
                                          PRO FORMA    REPORTED   PRO FORMA    REPORTED
                                          ---------    --------   ---------    --------
Net income (millions)...................   $359.9       $362.3    $1,306.1     $1,318.2
Earnings per share:
  Primary...............................   $ 2.16       $ 2.17    $   8.45     $   8.51
  Fully diluted.........................   $ 2.13       $ 2.14    $   8.24     $   8.32

     Pro forma amounts for 1995 reflect total compensation expense from the awards made in 1995 as these awards fully vested as a result of the accelerated vesting provisions. Since compensation expense from stock

                          THE WILLIAMS COMPANIES, INC.

options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts for 1996 may not be representative of future years' amounts.

     During November 1994, Williams entered into a deferred share agreement (the Agreement) in connection with the sale of its network services operations. Under the terms of the Agreement, Williams has approximately 1.6 million shares of Williams common stock remaining to distribute to key employees of the network services operations over various periods through 2002, less amounts necessary to meet minimum tax withholding requirements. Williams distributed 637,361, 471,608 and 409,643 shares during 1996, 1995 and 1994, respectively.

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

          Investments -- cost: Fair value is estimated to approximate historically recorded amounts as the operations underlying these investments are in their initial phases.

          Long-term debt: The fair value of Williams' long-term debt is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 1996 and 1995, 69 percent and 85 percent, respectively, of Williams' long-term debt was publicly traded. Williams used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

          Interest-rate swaps: Fair value is determined by discounting estimated future cash flows using forward interest rates implied by the year-end yield curve. Fair value was calculated by the financial institutions that are the counterparties to the swaps.

          Energy-related trading and hedging: Includes forwards, futures, options, swaps and purchase and sales commitments. Fair value reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

                          THE WILLIAMS COMPANIES, INC.

  Carrying amounts and fair values of Williams' financial instruments

     Asset (liability)

                                                  1996                    1995
                                          ---------------------   ---------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT       VALUE      AMOUNT       VALUE
                                          ---------   ---------   ---------   ---------
                                                           (MILLIONS)
Cash and cash equivalents...............  $   115.3   $   115.3   $    90.4   $    90.4
Notes and other non-current
  receivables...........................       27.4        27.4        25.7        25.8
Investments -- cost.....................       71.2        71.2        31.3        31.3
Notes payable...........................     (269.5)     (269.5)         --          --
Long-term debt, including current
  portion...............................   (4,435.1)   (4,594.4)   (3,193.1)   (3,476.7)
Interest-rate swaps.....................      (54.8)      (63.7)        (.4)      (10.4)
Energy-related trading:
  Assets................................      253.6       253.6       171.4       171.4
  Liabilities...........................     (339.1)     (339.1)     (343.6)     (343.6)
Energy-related hedging:
  Assets................................         .9        11.2          --         1.7
  Liabilities...........................       (1.3)      (12.2)         --        (2.6)

     The preceding asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts.

     The 1996 average fair value of the energy-related trading assets and liabilities is $196 million and $322 million, respectively. The 1995 average fair value of the energy-related trading assets and liabilities is $97 million and $181 million, respectively.

     Williams has recorded liabilities of $18 million and $24 million at December 31, 1996 and 1995, respectively, for certain guarantees that represent the estimated fair value of these financial instruments.

  Off-balance-sheet credit and market risk

     Williams is a participant in the following transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     Williams sold certain receivables. The aggregate limit under revolving receivables facilities was $135 million at December 31, 1996 and 1995. Williams received $47 million of proceeds in 1996, $196 million in 1995 and $110 million in 1994. At December 31, 1996 and 1995, $152 million and $166 million of receivables had been sold, respectively, under the revolving receivables facilities and another arrangement. Based on amounts outstanding at December 31, 1996 and 1995, the maximum contractual credit loss under these arrangements is approximately $28 million, but the likelihood of loss is remote. In January 1997, Williams expanded their revolving receivables facilities and sold $200 million of receivables. The Financial Accounting Standards Board has issued a new accounting standard FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard is not expected to impact Williams' consolidated results of operations, financial position or cash flows.

     In connection with the sale of units in the Williams Coal Seam Gas Royalty Trust (Trust), Williams indemnified the Trust against losses from certain litigation (see Note 17) and guaranteed minimum gas prices through 1997. At December 31, 1996 and 1995, Williams has a recorded liability of $5 million and $10 million, respectively, for these items, representing the maximum amount for the first guarantee and an

                          THE WILLIAMS COMPANIES, INC.

estimate of the gas price exposure based on historical operating trends and an assessment of market conditions. While Williams' maximum exposure from this guarantee exceeds amounts accrued, it is not possible to determine such amount because it is dependent on future events.

     In connection with the sale of Williams' network services operations, Williams has been indemnified by LDDS against any losses related to retained guarantees of $158 million and $180 million at December 31, 1996 and 1995, respectively, for lease rental obligations. LDDS has advised that it is negotiating with the guaranteed parties to remove Williams as guarantor.

     Williams has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $10 million and $8 million at December 31, 1996 and 1995, respectively. Williams believes it will not have to perform under these agreements because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

  Commodity price-risk management services

     Williams, through its Merchant Services group, provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of financial instruments, including forward contracts, futures contracts, option contracts, swap agreements and purchase and sale commitments. See Note 1 for a description of the accounting for these trading activities.

     Merchant Services enters into forward contracts and purchase and sale commitments which involve physical delivery of an energy commodity. Prices under these contracts are both fixed and variable. Swap agreements call for Merchant Services to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. The variable prices are generally based on either industry pricing publications or exchange quotations. Merchant Services buys and sells option contracts which give the buyer the right to exercise the options and receive the difference between a predetermined strike price and a market price at the date of exercise. The market prices used for natural-gas-related option contracts are generally exchange quotations. Merchant Services also enters into futures contracts, which are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations.

     Merchant Services manages risk from financial instruments by making various logistical commitments and manages profit margins through offsetting financial instruments. As a result, price movements can result in losses on certain contracts offset by gains on others.

     Merchant Services takes an active role in managing and controlling market and counterparty risks and has established formal control procedures, which are reviewed on an ongoing basis. Merchant Services attempts to minimize credit-risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. In the normal course of business, collateral is not required for financial instruments with credit risk.

     The notional quantities for trading financial instruments at December 31, 1996, and December 31, 1995, are as follows:

                                                          1996                 1995
                                                   ------------------   ------------------
                                                    PAYOR    RECEIVER    PAYOR    RECEIVER
                                                   -------   --------   -------   --------
Fixed price:
  Natural gas (TBtu).............................  1,066.6   1,196.8      873.2     847.3
  Refined products and crude (MMBbls)............     34.4      26.3       15.9      14.9
Variable price:
  Natural gas (TBtu).............................  1,584.9   1,123.8    1,841.2   1,517.2
  Refined products and crude (MMBbls)............      3.7       3.3        2.8       2.5

                          THE WILLIAMS COMPANIES, INC.

     The net cash flow requirement related to these contracts at December 31, 1996 and 1995, was $117 million and $215 million, respectively. At December 31, 1996, the cash flow requirements extend primarily through 2006.

     In 1995, certain gas marketing operations of Merchant Services, along with gas marketing operations from Transco Energy, were combined with the commodity price-risk management and trading activities of Merchant Services. Such combination in 1995 involves managing the price and other business risks and opportunities of such physical gas trading activities and any related financial instruments previously accounted for as hedges in common-risk portfolios with Merchant Services' other financial instruments. These former marketing activities, consisting of buying and selling natural gas, through 1994 were reported on a "gross" basis in the Consolidated Statement of Income as revenues and profit-center costs. Concurrent with completing the combination of such activities with the commodity price-risk management operations in the third quarter of 1995, the related contract rights and obligations along with any related financial instruments, previously accounted for as hedges, were recorded in the Consolidated Balance Sheet on a current-market-value basis and the related income statement presentation was changed to a net basis. Such revenues reported on a gross basis through the first two quarters of 1995 were reclassified to a net basis concurrent with this change in the third quarter of 1995.

     Following is a summary of Merchant Services' revenues:

                                                           1996      1995       1994
                                                          ------    -------    ------
Financial instrument and physical trading market
  gains -- net..........................................  $ 99.2    $  65.8    $ 14.2
Gross marketing revenues................................      --      617.7*    249.2
Gross marketing costs...................................      --     (599.2)*      --
Marketing activities not included in trading
  operations............................................   161.9       67.7     118.0
Other...................................................      --        1.5        .3
                                                          ------    -------    ------
                                                          $261.1    $ 153.5    $381.7
                                                          ======    =======    ======

---------------

*Through June 30, 1995.

  Concentration of credit risk

     Williams' cash equivalents consist of high quality securities placed with various major financial institutions with high credit ratings. Williams' investment policy limits its credit exposure to any one financial institution.

     At December 31, 1996 and 1995, approximately 69 percent and 62 percent, respectively, of receivables are for the sale or transportation of natural gas and related products or services. Approximately 23 percent and 27 percent of receivables at December 31, 1996 and 1995, respectively, are for telecommunications and related services. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern, northwestern and midwestern United States. Telecommunications customers include numerous corporations. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

                          THE WILLIAMS COMPANIES, INC.

NOTE 16 -- OTHER FINANCIAL INFORMATION

     Intercompany revenues (at prices that generally apply to sales to unaffiliated parties) are as follows:

                                                               1996    1995*    1994*
                                                              ------   ------   ------
                                                                     (MILLIONS)
     Williams Interstate Natural Gas Systems:
          Northwest Pipeline................................  $  1.1   $  1.8   $  3.4
          Williams Natural Gas..............................     9.2      9.5     14.2
          Transcontinental Gas Pipe Line....................    34.6     34.2       --
          Texas Gas Transmission............................    20.5     37.7       --
     Williams Energy Group:
          Field Services....................................    26.2     14.0     15.1
          Merchant Services.................................   130.7     62.2     22.0
          Petroleum Services................................    67.7     44.6     28.6
          Exploration and Production........................    57.1      4.9     18.1
     Other..................................................     9.3       .2       .4
                                                              ------   ------   ------
                                                              $356.4   $209.1   $101.8
                                                              ======   ======   ======

---------------

* Certain amounts have been reclassified as described in Note 1.

                          THE WILLIAMS COMPANIES, INC.

     Information for business segments is as follows:

                                                          1996        1995*      1994*
                                                        ---------   ---------   --------
                                                                   (MILLIONS)
Identifiable assets at December 31:
Williams Interstate Natural Gas Systems:
  Northwest Pipeline..................................  $ 1,153.9   $ 1,147.5   $1,028.0
  Williams Natural Gas................................      704.8       709.2      719.8
  Transcontinental Gas Pipe Line......................    3,305.4     3,159.5         --
  Texas Gas Transmission..............................    1,132.2     1,151.8         --
  Kern River Gas Transmission.........................    1,081.6          --         --
Williams Energy Group:
  Field Services......................................    1,995.0     1,939.3      935.9
  Merchant Services...................................      839.1       438.2      114.6
  Petroleum Services..................................      906.5       863.2      674.6
  Exploration and Production..........................      200.3       164.6      145.4
Williams Communications Group.........................      670.6       401.0      315.7
Investments...........................................      190.6       307.6      379.1
General corporate and other...........................      238.8       279.3      169.4
Discontinued operations...............................         --          --      743.6
                                                        ---------   ---------   --------
     Consolidated.....................................  $12,418.8   $10,561.2   $5,226.1
                                                        =========   =========   ========
Additions to property, plant and equipment:
Williams Interstate Natural Gas Systems:
  Northwest Pipeline..................................  $    62.8   $   130.5   $   62.6
  Williams Natural Gas................................       50.9        43.5       32.9
  Transcontinental Gas Pipe Line......................      272.1       238.7         --
  Texas Gas Transmission..............................       50.1        32.1         --
  Kern River Gas Transmission.........................        4.7          --         --
Williams Energy Group:
  Field Services......................................      205.7       232.1      150.0
  Merchant Services...................................         .6          .4        3.5
  Petroleum Services..................................       55.8        87.9       46.6
  Exploration and Production..........................       30.3        15.6       13.5
Williams Communications Group.........................       66.9        32.4       12.9
General corporate and other...........................       19.0        14.3        3.5
                                                        ---------   ---------   --------
     Consolidated.....................................  $   818.9   $   827.5   $  325.5
                                                        =========   =========   ========
Depreciation and depletion:
Williams Interstate Natural Gas Systems:
  Northwest Pipeline..................................  $    43.2   $    34.9   $   33.9
  Williams Natural Gas................................       27.5        27.3       27.2
  Transcontinental Gas Pipe Line......................      113.7       109.1         --
  Texas Gas Transmission..............................       41.5        38.9         --
  Kern River Gas Transmission.........................       15.5          --         --
Williams Energy Group:
  Williams Field Services.............................       94.7       100.4       37.1
  Merchant Services...................................         .6         1.2         .5
  Petroleum Services..................................       34.1        26.4       22.4
  Exploration and Production..........................       10.5         9.8        9.6
Williams Communications Group.........................       21.3        14.2       12.7
General corporate and other...........................        8.8         7.2        6.9
                                                        ---------   ---------   --------
     Consolidated.....................................  $   411.4   $   369.4   $  150.3
                                                        =========   =========   ========

---------------

* Certain amounts have been reclassified as described in Note 1.

                          THE WILLIAMS COMPANIES, INC.

NOTE 17 -- CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters and related litigation

     Williams interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $251 million at December 31, 1996; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, see Note 12 for the amount of revenues reserved for potential refund as of December 31, 1996.

     In 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636, Order 636-A and Order 636-B. These orders, which were challenged in various respects by various parties in proceedings recently ruled on by the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Kern River Gas Transmission implemented its restructuring on August 1, 1993; Williams Natural Gas implemented its restructuring on October 1, 1993; and Northwest Pipeline, Texas Gas and Transcontinental Gas Pipe Line implemented their restructurings on November 1, 1993. Certain aspects of four pipeline companies' restructuring are under appeal.

     On July 16, 1996, the U.S. Court of Appeals for the D.C. Circuit issued an order which in part affirmed and in part remanded Order 636. However, the court stated that Order 636 would remain in effect until FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases will be lifted. The only appeal challenging Northwest Pipeline's restructuring has been dismissed.

  Contract reformations and gas purchase deficiencies

     As a result of FERC Order 636, which requires interstate gas pipelines to change the way they do business, each of the natural gas pipeline subsidiaries has undertaken the reformation or termination of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

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

     The previously mentioned July 16, 1996, D.C. Circuit Court of Appeals decision concerning Order 636 has remanded to FERC the issues of whether pipelines should absorb any portion of Order 636 transition costs and whether 10 percent of such costs should have been allocated to interruptible transportation services.

     Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas has made seven filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in gas supply realignment costs, and provided for an offset of $3 million. The third filing covered $6.5 million in gas supply realignment costs. The remaining filings covered additional costs of approximately $15 million, which are similar in nature to the costs in the second filing. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by these filings. On July 31, 1996, the administrative law judge issued an initial decision rejecting the intervenor's prudency challenge. As of December 31, 1996, this subsidiary had an accrual of $75 million for its then-estimated remaining contract-reformation and gas supply realignment

                          THE WILLIAMS COMPANIES, INC.

costs. Williams Natural Gas will make additional filings under the applicable FERC orders to recover such further costs as may be incurred in the future. Williams Natural Gas has recorded a regulatory asset of approximately $73 million for estimated future recovery of the foregoing costs.

     In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. The settlement provides that Texas Gas will recover 100 percent of such costs up to $50 million, will share in costs incurred between $50 million and $80 million, and will absorb any such costs above $80 million. Through December 31, 1996, Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $59 million, plus interest, in gas supply realignment costs and has recorded a regulatory asset of approximately $9 million for the estimated future recovery of such costs, most of which will be collected from customers prior to December 31, 1997. Ninety percent of the cost recovery is collected through demand surcharges on Texas Gas' firm transportation rates; the remaining 10 percent is recoverable from interruptible transportation service.

     The foregoing accruals are in accordance with Williams' accounting policies regarding the establishment of such accruals, which take into consideration estimated total exposure, as discounted and risk-weighted, as well as costs and other risks associated with the difference between the time costs are incurred and the time such costs are recovered from customers. The estimated portion of such costs recoverable from customers is deferred or recorded as a regulatory asset based on an estimate of expected recovery of the amounts allowed by FERC policy. While Williams believes that these accruals are adequate and the associated regulatory assets are appropriate, costs actually incurred and amounts actually recovered from customers will depend upon the outcome of various court and FERC proceedings, the success of settlement negotiations and various other factors, not all of which are presently foreseeable.

  Environmental matters

     Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 1996, these subsidiaries had reserves totaling approximately $29 million for these costs.

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

     Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have also been involved in negotiations with the U.S. Environmental Protection Agency
(EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Williams Natural Gas, Texas Gas and Transcontinental Gas Pipe Line. As of December 31, 1996, Williams Natural Gas had recorded a liability for approximately $18 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. The Field Services unit of Williams Energy Group has recorded an aggregate liability of approximately $15 million, representing the current estimate of their future environmental and remediation costs, including approximately $6 million relating to former Williams Natural Gas facilities. Texas Gas and Transcontinental Gas Pipe Line likewise have recorded liabilities for these costs which are included in the

                          THE WILLIAMS COMPANIES, INC.

$29 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. It appears certain that such costs will exceed this amount. At December 31, 1996, Williams had approximately $10 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     A lawsuit was filed in May 1993, in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. In June 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. The Colorado Court of Appeals has affirmed the dismissal and remanded the case to Colorado district court for action consistent with the appeals court's decision. Since June 1994, eight individual lawsuits have been filed against Northwest Pipeline and others in U.S. District Court in Colorado, making essentially the same claims. Northwest Pipeline is vigorously defending these lawsuits.

  Other legal matters

     In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production, a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

     In October 1990, Dakota Gasification Company (Dakota), the owner of the Great Plains Coal Gasification Plant (Plant), filed suit in the U.S. District Court in North Dakota against Transcontinental Gas Pipe Line and three other pipeline companies alleging that the pipeline companies had not complied with their respective obligations under certain gas purchase and gas transportation contracts. In September 1992, Dakota and the Department of Justice on behalf of the Department of Energy filed an amended complaint adding as defendants in the suit, Transco Energy Company, Transco Coal Gas Company and all of the other partners in the partnership that originally constructed the Plant and each of the parent companies of these entities. Dakota and the Department of Justice sought declaratory and injunctive relief and the recovery of damages, alleging that the four pipeline defendants underpaid for gas, collectively, as of June 30, 1992, by more than $232 million plus interest and for additional damages for transportation services and costs and expenses including attorneys' fees. By order dated December 18, 1996, the FERC approved a settlement of the

                          THE WILLIAMS COMPANIES, INC.

litigation. No party to the FERC proceeding has sought review of this order. The final settlement terms went into effect February 1, 1997, which will allow Transcontinental Gas Pipe Line to recover its cost.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers, which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Six of the eight lawsuits have been settled for cash payments aggregating approximately $9 million, all of which have previously been accrued, and of which approximately $3 million is recoverable as transition costs under Order 636. Damages, including interest, of approximately $29 million have been asserted in the remaining cases. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

     In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazelton, Pennsylvania (the Facility). Hazelton Fuel Management Company (HFMC), a subsidiary of Transco Energy, formerly supplied natural gas and fuel oil to the Facility. As of December 31, 1996, HFMC had current outstanding receivables from the Partnership of approximately $20 million, all of which have been reserved. The Partnership recently negotiated settlements of its power purchase agreements with two electric utilities. The settlements have been approved by the Bankruptcy Court and Pennsylvania Public Utility Commission. The time for appealing the Pennsylvania Public Utility Commission approval of the settlements expires on February 23, 1997. Assuming no appeals are filed the settlements will become binding. A Plan of Reorganization (the Plan) acceptable to all parties has been negotiated and drafted. The Plan is contingent upon the power purchase agreement settlements being approved. It is anticipated the Plan will be filed with the Bankruptcy Court for approval on or before February 28, 1997. Under the Plan, all litigation involving HFMC will be fully settled, and a net payment in some amount to HFMC is anticipated under the Plan. It is not possible to predict with certainty the amount of such a payment.

     On July 18, 1996, an individual filed a lawsuit in the U.S. District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of Williams' natural gas pipeline subsidiaries are named as defendants in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. The pipelines are vigorously defending against these claims.

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

                          THE WILLIAMS COMPANIES, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (millions, except per-share amounts). Per-share amounts have been restated to reflect the effect of the three-for-two common stock split and distribution (see Note 14).

                                                 FIRST      SECOND      THIRD     FOURTH
                     1996                       QUARTER     QUARTER    QUARTER    QUARTER
                     ----                       --------    -------    -------    -------
Revenues......................................  $  893.7    $837.5     $842.2     $957.8
Costs and operating expenses..................     499.4     493.9      509.3      561.5
Net income....................................     104.9      80.4       71.0      106.0
Primary earnings per common and common-
  equivalent share............................       .63       .48        .42        .64
Fully diluted earnings per common and common-
  equivalent share............................       .62       .47        .42        .63

                     1995
                     ----
Revenues......................................  $  642.4    $663.9     $712.4     $837.0
Costs and operating expenses..................     351.1     400.1      438.9      510.6
Net income....................................   1,088.9      83.3       68.5       77.5
Primary earnings per common and common-
  equivalent share............................      7.71       .52        .39        .47
Fully diluted earnings per common and common-
  equivalent share............................      7.70       .52        .39        .46

     The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding.

     Second-quarter 1996 net income includes recognition of favorable income tax adjustments totaling $10 million related to research credits and previously provided deferred income taxes on certain regulated capital projects. Third-quarter 1996 net income includes approximately $6 million, net of federal income tax effect, from the effects of state income tax adjustments related to 1995.

     First-quarter 1995 net income includes the after-tax gain of $1 billion on the sale of Williams' network services operations (see Note 3 of Notes to Consolidated Financial Statements). The second quarter of 1995 includes a $16 million after-tax gain from the sale of Williams' 15 percent interest in Texasgulf Inc. (see Note 6 of Notes to Consolidated Financial Statements) and an $8 million income tax benefit resulting from settlements with taxing authorities. Northwest Pipeline's third-quarter 1995 operating profit includes the approximate $11 million net favorable effect of two reserve accrual adjustments. In third-quarter 1995, Field Services recorded $20 million of income from the favorable resolution of contingency issues involving previously regulated gathering and processing assets. In third-quarter 1995, Exploration and Production recorded an $8 million loss accrual for a future minimum price natural gas purchase commitment.

     Selected comparative fourth-quarter data are as follows (millions, except per-share amounts). Certain 1995 amounts have been restated and/or reclassified as described in Note 1 of Notes to Consolidated Financial Statements.

                                                               1996      1995
                                                              ------    ------
Operating profit (loss):
  Williams Interstate Natural Gas Systems:
     Northwest Pipeline.....................................  $ 21.8    $ 25.1
     Williams Natural Gas...................................    10.9      15.5
     Transcontinental Gas Pipe Line.........................    61.0      47.4
     Texas Gas Transmission.................................    29.5      28.6
     Kern River Gas Transmission............................    29.3        --
  Williams Energy Group:
     Field Services.........................................    56.3      41.6
     Merchant Services......................................    13.6       1.6
     Petroleum Services.....................................    18.3      19.1
     Exploration and Production.............................     3.7        .4
  Williams Communications Group.............................      .6       8.0
  Other.....................................................    (2.9)      (.1)
                                                              ------    ------
          Total operating profit............................   242.1     187.2
General corporate expenses..................................   (11.6)    (12.1)
Interest expense -- net.....................................   (91.9)    (69.7)
Investing income............................................     4.1      12.7
Gain on sale of asset.......................................    15.7        --
Write-off of project costs..................................      --     (41.4)
Other income -- net.........................................     8.0       5.2
                                                              ------    ------
Income from continuing operations before income taxes.......   166.4      81.9
Provision for income taxes..................................    60.4      17.5
                                                              ------    ------
Income from continuing operations...........................   106.0      64.4
Income from discontinued operations.........................      --      13.1
                                                              ------    ------
Net income..................................................  $106.0    $ 77.5
                                                              ======    ======
Primary earnings per common and common-equivalent share.....  $  .64    $  .47
                                                              ======    ======
Fully diluted earnings per common and common-equivalent
  share.....................................................  $  .63    $  .46
                                                              ======    ======

     Field Services' fourth-quarter 1996 operating profit includes a gain of approximately $20 million from the property insurance coverage associated with construction of replacement gathering facilities. In addition, 1996 segment operating profit and general corporate expenses together include approximately $10 million related to an all-employee bonus that was linked to achieving record financial performance. In fourth-quarter 1996, Williams recognized a pre-tax gain of $15.7 million from the sale of certain communication rights.

     Merchant Services' fourth-quarter 1995 operating profit includes loss accruals of approximately $6 million, primarily related to contract disputes. In fourth-quarter 1995, the development of a commercial coal gasification venture in south-central Wyoming was canceled, resulting in a $41.4 million pre-tax charge (see Note 6 of Notes to Consolidated Financial Statements). Fourth-quarter 1995 income from discontinued operations reflects the after-tax effect of the reversal of accruals established at the time of the sale of the network services operations (see Note 3 of Notes to Consolidated Financial Statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                          THE WILLIAMS COMPANIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 14(A) 1 AND 2

                                                               PAGE
                                                               -----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended
     December 31, 1996......................................    F-12
  Consolidated balance sheet at December 31, 1996 and
     1995...................................................    F-14
  Consolidated statement of stockholders' equity for the
     three years ended December 31, 1996....................    F-15
  Consolidated statement of cash flows for the three years
     ended December 31, 1996................................    F-16
  Notes to consolidated financial statements................    F-17
  Schedule for the three years ended December 31, 1996:
     II -- Valuation and qualifying accounts................    F-46
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................    F-43

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          THE WILLIAMS COMPANIES, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(a)

                                                          ADDITIONS
                                                      ------------------
                                                      CHARGED
                                                      TO COSTS
                                          BEGINNING     AND                                    ENDING
                                           BALANCE    EXPENSES     OTHER     DEDUCTIONS(B)     BALANCE
                                          ---------   --------     -----     -------------     -------
                                                                   (MILLIONS)
Allowance for doubtful accounts:
  1996..................................    $11.3       $4.1       $1.3(c)       $7.0           $ 9.7
  1995..................................      7.9        3.8        1.6(c)        2.0            11.3
  1994..................................     10.2        4.2(d)      --           6.5(e)          7.9

---------------

(a) Deducted from related assets.

(b) Represents balances written off, net of recoveries and reclassifications.

(c) Primarily relates to acquisitions of businesses.

(d) Excludes $5.7 million related to discontinued operations.

(e) Includes the discontinued operations beginning balance reclassification of $3.6 million.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Williams required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in Williams' Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 1997 (the "Proxy Statement"), which information is incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K. Information regarding the executive officers of Williams is presented following Item 4 herein, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated by reference herein.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is no information regarding certain relationships and related transactions required by Item 404 of Regulation S-K to be reported.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2. The financial statements and schedule listed in the accompanying index to consolidated financial statements are filed as part of this annual report.

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

          Exhibit 2 --

             *(a) Stock Purchase Agreement by and among LDDS Communications, Inc., The Williams Companies, Inc., and WTG Holdings, Inc., dated as of August 22, 1994 (filed as Exhibit 2 to Williams Form 8-K, filed August 22, 1994).

             *(b) Agreement and Plan of Merger, dated as of December 12, 1994, among Williams, WC Acquisition Corp. and Transco (filed as Exhibit
        (c)(1) to Schedule 14D-1, dated December 16, 1994).

             *(c) Amendment to Agreement and Plan of Merger, dated as of February 17, 1995 (filed as Exhibit 6 to Amendment No. 8 to Schedule 13D, dated February 23, 1995).

          Exhibit 3 --

             *(a) Restated Certificate of Incorporation of Williams (filed as
        Exhibit 4(a) to Form 8-B Registration Statement, filed August 20, 1987).

             *(b) Certificate of Designation with respect to the $2.21 Cumulative Preferred Stock (filed as Exhibit 4.3 to the Registration Statement on Form S-3, filed August 19, 1992).

             *(c) Certificate of Amendment of Restated Certificate of Incorporation, dated May 20, 1994 (filed as Exhibit 3(d) to Form 10-K for the fiscal year ended December 31, 1994).

             *(d) Certificate of Designation with respect to the $3.50 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1(c) to the Prospectus and Information Statement to Amendment No. 2 to the Registration Statement on Form S-4, filed March 30, 1995).

             *(e) Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock (filed as Exhibit 3(f) to Form 10-K for the fiscal year ended December 31, 1995).

             *(f) Rights Agreement, dated as of February 6, 1996, between Williams and First Chicago Trust Company of New York (filed as Exhibit 4 to Williams Form 8-K, filed January 24, 1996).

             *(g) By-laws of Williams, as amended (filed, as amended, as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1996).

          Exhibit 4 --

             *(a) Form of Senior Debt Indenture between the Company and Chase Manhattan Bank (formerly Chemical Bank), Trustee, relating to the
        10 1/4% Debentures, due 2020; the 9 3/8% Debentures, due 2021; the
        8 1/4% Notes, due 1998; Medium-Term Notes (8.50%-9.31%), due 1998
        through 2001; the 7 1/2% Notes, due 1999, and the 8 7/8% Debentures, due 2012 (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-33294, filed February 2, 1990).

             *(b) Form of Subordinated Debt Indenture between the Company and Chase Manhattan Bank (formerly Chemical Bank), Trustee, relating to 9.60% Quarterly Income Capital Securities, due 2025 (filed as Exhibit
        4.2 to Form S-3 Registration Statement No. 33-60397, filed June 20,
        1995).

             (c) U.S. $1,000,000,000 Amended and Restated Credit Agreement, dated as of December 20, 1996, among Williams and certain of its subsidiaries and the banks named therein and Citibank, N.A., as agent.

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

             *(f) The Williams Companies, Inc. 1990 Stock Plan (filed as Exhibit A to Williams' Proxy Statement, dated March 12, 1990).

             *(g) The Williams Companies, Inc. Stock Plan for Non-Officer Employees (filed as Exhibit 10(iii)(g) to Form 10-K for the fiscal year ended December 31, 1995).

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

        Exhibit 11  -- Computation of Earnings Per Common and Common-equivalent
                       Share.

        Exhibit 12  -- Computation of Ratio of Earnings to Combined Fixed
                       Charges and Preferred Stock Dividend Requirements.

        Exhibit 20  -- Definitive Proxy Statement of Williams for 1997 (as filed with the Commission on March 26, 1997).

        Exhibit 21  -- Subsidiaries of the registrant.

        Exhibit 23  -- Consent of Independent Auditors.

        Exhibit 24  -- Power of Attorney together with certified resolution.

        Exhibit 27  -- Financial Data Schedule.

        Exhibit 27.1 -- Restated Financial Data Schedule for the year ended
                        December 31, 1995.

     (b) Reports on Form 8-K.

          On December 30, 1996, the Company filed a report on Form 8-K to report the Company's distribution of one share of Common Stock of the Company, $1 par value, for every two shares of Common Stock outstanding on December 6, 1996, pursuant to a three-for-two stock split.

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

                                           THE WILLIAMS COMPANIES, INC.
                                                 (Registrant)

                                            By:     /s/ SHAWNA L. BARNARD
                                              ----------------------------------
                                                      Shawna L. Barnard
                                                       Attorney-in-fact

Dated: March 26, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                                TITLE
                      ---------                                                -----
                 /s/ KEITH E. BAILEY*                       Chairman of the Board, President, Chief
-----------------------------------------------------         Executive Officer (Principal Executive
                   Keith E. Bailey                            Officer) and Director

                /s/ JACK D. MCCARTHY*                       Senior Vice President -- Finance (Principal
-----------------------------------------------------         Financial Officer)
                  Jack D. McCarthy

                 /s/ GARY R. BELITZ*                        Controller (Principal Accounting Officer)
-----------------------------------------------------
                   Gary R. Belitz

                  /s/ GLENN A. COX*                         Director
-----------------------------------------------------
                    Glenn A. Cox

              /s/ THOMAS H. CRUIKSHANK*                     Director
-----------------------------------------------------
                Thomas H. Cruikshank

               /s/ PATRICIA L. HIGGINS*                     Director
-----------------------------------------------------
                 Patricia L. Higgins

                                                            Director
-----------------------------------------------------
                    W. R. Howell

               /s/ ROBERT J. LAFORTUNE*                     Director
-----------------------------------------------------
                 Robert J. LaFortune

                 /s/ JAMES C. LEWIS*                        Director
-----------------------------------------------------
                   James C. Lewis

               /s/ JACK A. MACALLISTER*                     Director
-----------------------------------------------------
                 Jack A. MacAllister

                /s/ JAMES A. MCCLURE*                       Director
-----------------------------------------------------
                  James A. McClure

                 /s/ PETER C. MEINIG*                   Director
------------------------------------------------------
                   Peter C. Meinig

                    /s/ KAY A. ORR*                     Director
------------------------------------------------------
                      Kay A. Orr

                 /s/ GORDON R. PARKER*                  Director
------------------------------------------------------
                   Gordon R. Parker

                /s/ JOSEPH H. WILLIAMS*                 Director
------------------------------------------------------
                  Joseph H. Williams

*By     /s/ SHAWNA L. BARNARD
    --------------------------------
           Shawna L. Barnard
            Attorney-in-fact

Dated: March 26, 1997

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4(c)          -- Amended Restated Credit Agreement
          11             -- Computation of Earnings Per Common and Common-equivalent
                            Share.
          12             -- Computation of Ratio of Earnings to Combined Fixed
                            Charges and Preferred Stock Dividend Requirements.
          21             -- Subsidiaries of the registrant.
          23             -- Consent of Independent Auditors.
          24             -- Power of Attorney together with certified resolution.
          27             -- Financial Data Schedule.
          27.1           -- Restated Financial Data Schedule for the year ended
                            December 31, 1995.