Form 10-Q
period 1997-03-31
WILLIAMS COMPANIES INC
filed 1997-05-15
CIK 107263

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1997
                              --------------------------------------------------

                                      OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    -------------------

Commission file number                  1-4174
                      ----------------------------------------------------------


                         THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


        DELAWARE                                          73-0569878
----------------------------------------    ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)


        ONE WILLIAMS CENTER
        TULSA, OKLAHOMA                                      74172
----------------------------------------     -----------------------------------
(Address of principal executive office)                    (Zip Code)


Registrant's telephone number:                        (918) 588-2000
                              --------------------------------------------------

                                   NO CHANGE
--------------------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X       No
                                                    -----       -----


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                  Outstanding at April 30, 1997
--------------------------------             -----------------------------------
Common Stock, $1 par value                          158,520,538 Shares

                         The Williams Companies, Inc.
                                     Index



Part I.  Financial Information                                              Page
                                                                            ----

    Item 1.  Financial Statements

      Consolidated Statement of Income--Three Months
         Ended March 31, 1997 and 1996                                         2

      Consolidated Balance Sheet--March 31, 1997 and
         December 31, 1996                                                     3

      Consolidated Statement of Cash Flows--Three Months
         Ended March 31, 1997 and 1996                                         4

      Notes to Consolidated Financial Statements                               5

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                 12

      Exhibit 11--Computation of Earnings Per Common and Common-
                  equivalent Share

      Exhibit 12--Computation of Ratio of Earnings to Combined
                  Fixed Charges and Preferred Stock Dividend
                  Requirements



Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although The Williams Companies believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s Annual Report on Form 10-K.

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                  (Unaudited)


                                                                (Millions, except
                                                                per-share amounts)
                                                            ----------------------------
                                                                Three months ended
                                                                     March 31,
                                                            ----------------------------
                                                                1997            1996
                                                            ------------    ------------
Revenues:
   Williams Interstate Natural Gas Systems (Note 3)         $      441.7    $      455.7
   Williams Energy Group (Note 3)                                  384.2           366.9
   Williams Communications Group                                   216.6           140.6
   Other                                                             9.9            12.6
   Intercompany eliminations                                       (51.0)          (82.1)
                                                            ------------    ------------
     Total revenues                                              1,001.4           893.7
                                                            ------------    ------------
Profit-center costs and expenses:
   Costs and operating expenses                                    581.3           499.4
   Selling, general and administrative expenses                    161.0           135.4
   Other (income) expense--net                                      (4.2)            2.8
                                                            ------------    ------------
     Total profit-center costs and expenses                        738.1           637.6
                                                            ------------    ------------
Operating profit:
   Williams Interstate Natural Gas Systems (Note 3)                181.0           164.1
   Williams Energy Group (Note 3)                                   88.5            87.9
   Williams Communications Group                                    (2.0)            2.8
   Other                                                            (4.2)            1.3
                                                            ------------    ------------
     Total operating profit                                        263.3           256.1
General corporate expenses                                          (8.1)          (11.1)
Interest accrued                                                   (97.1)          (82.1)
Interest capitalized                                                 2.2             1.8
Investing income                                                     5.9             4.5
Other expense--net                                                  (3.0)           (3.3)
                                                            ------------    ------------
Income before income taxes                                         163.2           165.9
Provision for income taxes (Note 4)                                 57.3            61.0
                                                            ------------    ------------
Net income                                                         105.9           104.9
Preferred stock dividends                                            2.6             2.6
                                                            ------------    ------------
Income applicable to common stock                           $      103.3    $      102.3
                                                            ============    ============


Earnings per common and common-equivalent share (Note 8):
   Primary                                                  $        .64    $        .63
   Average shares (thousands)                                    162,045         161,639

   Fully diluted                                            $        .63    $        .62
   Average shares (thousands)                                    168,410         167,867

Cash dividends per common share                             $        .26    $       .227






                            See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                                           (Millions)
                                                                                   --------------------------
                                                                                     March 31,   December 31,
                                                                                       1997           1996
                                                                                   --------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                       $      79.6    $     115.3
   Receivables (Note 5)                                                                  585.1          952.9
   Transportation and exchange gas receivable                                            114.6          117.7
   Inventories                                                                           246.9          204.6
   Commodity trading assets                                                              118.8          147.2
   Deferred income taxes                                                                 196.9          199.5
   Other                                                                                 109.3          152.9
                                                                                   -----------    -----------
        Total current assets                                                           1,451.2        1,890.1

Investments                                                                              258.5          190.6

Property, plant and equipment, at cost                                                11,344.8       11,212.3
Less accumulated depreciation and depletion                                           (1,932.2)      (1,826.0)
                                                                                   -----------    -----------
                                                                                       9,412.6        9,386.3

Other assets and deferred charges                                                        985.5          951.8
                                                                                   -----------    -----------
        Total assets                                                               $  12,107.8    $  12,418.8
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                   $     235.7    $     269.5
   Accounts payable                                                                      470.4          683.3
   Transportation and exchange gas payable                                                77.6           73.7
   Accrued liabilities                                                                   966.8          975.3
   Commodity trading liabilities                                                          98.7          137.9
   Long-term debt due within one year (Note 6)                                            57.8           59.6
                                                                                   -----------    -----------

        Total current liabilities                                                      1,907.0        2,199.3

Long-term debt (Note 6)                                                                4,236.4        4,376.9

Deferred income taxes                                                                  1,648.3        1,626.6

Other liabilities                                                                        802.2          795.0

Contingent liabilities and commitments (Note 7)

Stockholders' equity:
   Preferred stock, $1 par value, 30,000,000 shares authorized, 3,241,039 shares
     issued in 1997 and 3,241,552 shares issued in 1996                                  161.0          161.0
   Common stock, $1 par value, 240,000,000 shares authorized, 161,149,288
     shares issued in 1997 and 160,214,163 shares issued in 1996                         161.1          160.2
   Capital in excess of par value                                                      1,077.2        1,047.7
   Retained earnings                                                                   2,181.7        2,119.5
   Unamortized deferred compensation                                                      (2.6)          (2.2)
                                                                                   -----------    -----------
                                                                                       3,578.4        3,486.2

   Less treasury stock (at cost), 2,706,954 shares of common stock in 1997
     and 2,737,337 shares of common stock in 1996                                        (64.5)         (65.2)
                                                                                   -----------    -----------

        Total stockholders' equity                                                     3,513.9        3,421.0
                                                                                   -----------    -----------

        Total liabilities and stockholders' equity                                 $  12,107.8    $  12,418.8
                                                                                   ===========    ===========




                            See accompanying notes.

                         The Williams Companies, Inc.
                     Consolidated Statement of Cash Flows
                                 (Unaudited)




                                                                               (Millions)
                                                                      -----------------------------
                                                                      Three months ended March 31,
                                                                      -----------------------------
                                                                            1997          1996
                                                                      -----------------------------
OPERATING ACTIVITIES:
   Net income                                                           $    105.9    $    104.9
   Adjustments to reconcile to cash provided from operations:
      Depreciation and depletion                                             115.9         112.8
      Provision for deferred income taxes                                     26.6           7.8
      Changes in receivables sold                                            185.3          (5.1)
      Changes in receivables                                                 179.7         (62.2)
      Changes in inventories                                                 (42.0)        (14.8)
      Changes in other current assets                                         38.9          16.3
      Changes in accounts payable                                           (196.7)         45.5
      Changes in accrued liabilities                                         (27.5)        (28.0)
      Changes in current commodity trading assets and liabilities            (10.8)        (18.1)
      Changes in non-current commodity trading assets and liabilities           .5           2.2
      Other, including changes in non-current assets and liabilities          24.9          23.2
                                                                        ----------    ----------
         Net cash provided by operating activities                           400.7         184.5
                                                                        ----------    ----------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                --           221.1
   Payments of notes payable                                                 (33.8)        (16.1)
   Proceeds from long-term debt                                              178.0         971.9
   Payments of long-term debt                                               (318.7)       (785.8)
   Proceeds from issuance of common stock                                     15.0          26.3
   Dividends paid                                                            (43.7)        (38.2)
   Other--net                                                                 --            (2.6)
                                                                        ----------    ----------
         Net cash provided (used) by financing activities                   (203.2)        376.6
                                                                        ----------    ----------

INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                  (155.6)       (115.6)
      Proceeds from dispositions                                              10.6          --
      Changes in accounts payable and accrued liabilities                    (17.9)        (11.1)
   Acquisition of businesses, net of cash acquired                            (7.3)       (215.0)
   Income tax and other payments related to discontinued operations           (1.0)       (217.4)
   Purchase of investments                                                   (80.3)         (5.0)
   Other--net                                                                 18.3            .2
                                                                        ----------    ----------
         Net cash used by investing activities                              (233.2)       (563.9)
                                                                        ----------    ----------
         Decrease in cash and cash equivalents                               (35.7)         (2.8)

Cash and cash equivalents at beginning of period                             115.3          90.4
                                                                        ----------    ----------

Cash and cash equivalents at end of period                              $     79.6    $     87.6
                                                                        ==========    ==========








                            See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  General


     The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1996 Annual Report on Form 10-K. The accompanying unaudited financial statements have not been audited by independent auditors, but include all adjustments both normal recurring and others which, in the opinion of Williams' management, are necessary to present fairly its financial position at March 31, 1997, and results of operations and cash flows for the three months ended March 31, 1997 and 1996.

     Operating profit of operating companies may vary by quarter. Based on current rate structures and/or historical maintenance schedules, Transcontinental Gas Pipe Line and Texas Gas Transmission experience higher operating profits in the first and fourth quarters as compared to the second and third quarters.

2.  Basis of presentation


     Williams Energy Group is comprised of four units. Field Services includes Williams' natural gas gathering and processing activities previously reported in Williams Field Services Group. Merchant Services includes Williams' energy commodity trading and price-risk management activities previously reported in Williams Energy Services. Certain natural gas and natural gas liquids marketing operations formerly reported in Williams Field Services Group are also included in Merchant Services. Petroleum Services includes Williams' interstate petroleum products pipeline, ethanol-producing facilities and petroleum terminals previously reported in Williams Pipe Line. Exploration & Production includes exploration for and production of hydrocarbons previously reported as a component of Williams Field Services Group. Williams Communications Group is a combination of WilTel and WilTech Group, previously reported separately. Certain revenues, operating profit and cash flow amounts for the three months ended March 31, 1996, have been reclassified to conform to current-year classifications for these reorganizations and certain other matters.

     Revenues and operating profit amounts for the three months ended March 31, 1996, include the operating results of Kern River Gas Transmission Company since its January 16, 1996, acquisition by Williams of the remaining interest.

3.  Revenues and operating profit


     Revenues and operating profit of Williams Interstate Gas Systems and Williams Energy Group for the three months ended March 31, 1997 and 1996, are as follows:

                                                Three months ended March 31,
                                       ---------------------------------------------
(Millions)                                   Revenues               Operating Profit
                                       ---------------------------------------------
                                          1997        1996        1997        1996
                                       ---------------------------------------------
Williams Interstate Natural
Gas Systems:
    Northwest Pipeline                 $    67.2   $    67.6   $    29.2   $    32.2
    Williams Natural Gas                    46.9        43.2        20.7        12.4
    Transcontinental Gas
        Pipe Line                          190.7       203.4        58.7        52.8
    Texas Gas Transmission                  97.2       102.6        43.4        41.1
    Kern River Gas
        Transmission                        39.7        38.9        29.0        25.6
                                       ---------   ---------   ---------   ---------
                                       $   441.7   $   455.7   $   181.0   $   164.1
                                       =========   =========   =========   =========


Williams Energy Group:
    Field Services                     $   178.6   $   159.1   $    47.0   $    47.7
    Merchant Services                       39.8        69.5        16.5        21.8
    Petroleum Services                     128.0       118.4        14.4        17.8
    Exploration & Production                37.8        19.9        10.6          .6
                                       ---------   ---------   ---------   ---------
                                       $   384.2   $   366.9   $    88.5   $    87.9
                                       =========   =========   =========   =========

4.  Provision for income taxes


     The provision for income taxes includes:

                                            Three months ended
(Millions)                                        March 31,
                                           ---------------------
                                              1997        1996
                                           ---------------------
Current:
     Federal                               $    25.7   $    44.7
     State                                       5.0         8.5
                                           ---------   ---------
                                                30.7        53.2
Deferred:
     Federal                                    21.6         6.2
     State                                       5.0         1.6
                                           ---------   ---------
                                                26.6         7.8
                                           ---------   ---------
Total provision                            $    57.3   $    61.0
                                           =========   =========

     The effective income tax rate in both 1997 and 1996 approximates the federal statutory rate as the effects of state income taxes are offset by income tax credits from coal-seam gas production.

     Net refunds of income taxes of $1 million were received for the three months ended March 31, 1997. Cash payments, net of refunds, for income taxes for the three months ended March 31, 1996, were $232 million.

5.  Sale of receivables


   In January 1997, Williams expanded its revolving receivables facilities and sold $200 million of receivables. The Financial Accounting Standards Board has issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard has not had a material impact on Williams' consolidated results of operations, financial position or cash flows.

6.  Long-term debt

                                       Weighted
                                       average
                                       interest   March 31,   December 31,
(Millions)                              rate*       1997          1996
---------------------------------------------------------------------------
The Williams Companies, Inc.
   Debentures, 8.875% -
      10.25%, payable 2012,
      2020, 2021 and 2025                 9.6    $   587.5    $   587.5
   Notes, 7.5% - 9.625%, pay-
      able 1998 through 2001              8.8        816.5        817.5
Northwest Pipeline
   Debentures, 7.125% - 10.65%,
      payable through 2025                9.0        360.0        360.0
   Adjustable rate notes,
      payable through 2002                9.0          8.3         10.0
Williams Natural Gas
   Variable rate notes,
      payable 1999                        8.2        130.0        130.0
Transcontinental Gas Pipe Line
   Debentures, 7.25% and
      9.125%, payable 1998
      through 2026                        8.1        352.3        352.4
   Debentures, 7.08%, payable
      2026 (subject to debt-
      holder redemption in
      2001)                               7.1        200.0        200.0
   Note, 8.875%, payable
      2002                                8.9        128.6        227.7
Texas Gas Transmission
   Notes, 9.625% and 8.625%,
   payable 1997 and 2004                  9.0        253.1        253.6
Kern River Gas Transmission
   Notes, 6.42% and 6.72%,
      payable through 2001                6.6        602.8        617.7
Williams Holdings of Delaware
   Revolving credit loans                 5.9        475.0        500.0
   Debentures, 6.25%,
      payable 2006                        4.6        248.8        248.8
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                9.4        100.0        100.0
Williams Energy Ventures
   Adjustable rate notes,
      payable through 2002                8.1         25.6         25.6
Other, payable through 1999               8.0          5.7          5.7
-----------------------------------------------------------------------
                                                   4,294.2      4,436.5
Current portion of long-term debt                    (57.8)       (59.6)
-----------------------------------------------------------------------
                                                 $ 4,236.4    $ 4,376.9
                                                 =========    =========


*At March 31, 1997, including the effects of interest-rate swaps.

     Under Williams' $1 billion credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, Williams Pipe Line and Williams Holdings of Delaware, Inc. (Williams Holdings) have access to varying amounts of the facility while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions.

     For financial statement reporting purposes at March 31, 1997, $105 million in current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. At March 31, 1997, the amount available on the $1 billion credit agreement of $525 million is sufficient to complete these refinancings.

     Cash payments for interest (net of amounts capitalized) for the three months ended March 31, 1997 and 1996, are $113 million and $97 million, respectively.

7.  Contingent liabilities and commitments


Rate and regulatory matters and related litigation

     Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $267 million at March 31, 1997; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, $328 million of revenues has been reserved for potential refund as of March 31, 1997.

     In 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636, Order 636-A and Order 636-B. These orders, which were challenged in various respects by various parties in proceedings recently ruled on by the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Kern River Gas Transmission implemented its restructuring on August 1, 1993, Williams Natural Gas implemented its restructuring on October 1, 1993, and Northwest Pipeline, Texas Gas and Transcontinental Gas Pipe Line implemented their restructurings on November 1, 1993. Certain aspects of four pipeline companies' restructurings are under appeal.

     On July 16, 1996, the U.S. Court of Appeals for the D.C. Circuit issued an order which in part affirmed and in part remanded Order 636. However, the court stated that Order 636 would remain in effect until FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases will be lifted. The only appeal challenging Northwest Pipeline's restructuring has been dismissed. On February 27, 1997, the FERC issued Order No. 636-C which dealt with the six issues remanded by the D.C. Circuit. In that order, the FERC reaffirmed that pipelines should be exempt from sharing gas supply realignment costs. Requests for rehearing have been filed for the Order.

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

     Current FERC policy associated with Orders 436 and 500 requires interstate gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Under Orders 636, 636-A, 636-B and 636-C costs incurred to comply with these rules are permitted to be recovered in full, although a percentage of such costs must be allocated to interruptible transportation service.

     Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas (WNG) has made seven filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in gas supply realignment costs, and provided for an offset of $3 million. The third filing covered $6.5 million in gas supply realignment costs. The remaining filings covered additional costs of approximately $15 million, which are similar in nature to the costs in the second filing. An intervenor has filed a protest seeking to have the Commission review the prudence of certain of the costs covered by these filings. On July 31, 1996, the administrative law judge issued an initial decision rejecting the intervenor's prudency challenge. As of March 31, 1997, this subsidiary had an accrual of $74 million for its then-estimated remaining contract-reformation and gas supply realignment costs. An intervenor has filed a protest seeking to have the FERC decide whether non-settlement costs covered by certain of WNG's recent filings were eligible for recovery pursuant to Order No.
636. In January 1997, the FERC held that 100 percent of such prudent non-settled costs would be recovered by WNG if such costs were eligible for recovery under Order No. 636. The FERC also held that none of the non-settled costs could be recovered by WNG if these costs were not eligible for recovery under Order No.
636. This Order was affirmed on rehearing in April 1997. WNG has appealed these FERC orders. WNG will make additional filings under the applicable FERC orders to recover such further costs as may be incurred in the future. WNG has recorded a regulatory asset of approximately $72 million for estimated future recovery of the foregoing costs.

     In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. The settlement provides that Texas Gas will recover 100 percent of such costs up to $50 million, will share in costs incurred between $50 million and $80 million, and will absorb any such costs above $80 million. Through March 31, 1997, Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $63 million, plus interest, in gas supply realignment costs and has recorded a regulatory asset of approximately $4 million for the estimated future recovery of such costs, most of which will be collected from customers prior to December 31, 1997. Ninety percent of the cost recovery is collected through demand surcharges on Texas Gas' firm transportation rates; the remaining 10 percent is recoverable from interruptible transportation service.

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

Environmental matters

     Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At March 31, 1997, these subsidiaries had reserves totaling approximately $28 million for these costs.

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

     Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have also been involved in negotiations with the U.S. Environmental Protection Agency
(EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Williams Natural Gas, Texas Gas and Transcontinental Gas Pipe Line. As of

March 31, 1997, Williams Natural Gas had recorded a liability for approximately $17 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. The Field Services unit of Williams Energy Group has recorded an aggregate liability of approximately $15 million, representing the current estimate of their future environmental and remediation costs, including approximately $5 million relating to former Williams Natural Gas facilities. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $28 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. Such costs have exceeded this amount. At March 31, 1997, Williams had approximately $11 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

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

Other legal matters

     In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production, a wholly-owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Six of the eight lawsuits have been settled for cash payments aggregating approximately $9 million, all of which have previously been accrued, and of which approximately $3 million is recoverable as transition costs under Order 636. Damages, including interest calculated through December 31, 1996, of approximately $29 million, have been asserted in the remaining cases. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

     In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazelton, Pennsylvania (the Facility). Hazelton Fuel Management Company (HFMC), a subsidiary of Transco Energy, formerly supplied natural gas and fuel oil to the Facility. As of March 31, 1997, HFMC had current outstanding receivables from the Partnership of approximately $20 million, all of which has been reserved. A Plan of Reorganization (the Plan) acceptable to most creditors and the debtor has been filed with the court. Under the Plan, all litigation involving HFMC will be fully settled, and a net payment in some amount to HFMC is possible. It is not possible to predict with certainty whether the Plan as filed will be approved or the amount of any such payment to HFMC.

   On July 18, 1996, an individual filed a lawsuit in the U.S. District Court for the District of Columbia against 70 natural gas pipelines and other gas purchasers or former gas purchasers. All of Williams' natural gas pipeline subsidiaries are named as defendants in the lawsuit. The plaintiff claims, on behalf of the United States under the False Claims Act, that the pipelines have incorrectly measured the heating value or volume of gas purchased by the defendants. The plaintiff claims that the United States has lost royalty payments as a result of these practices. The court recently dismissed the claims against Williams' natural gas pipelines and most of the other defendants.

     In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries which are incidental to their operations.

Summary

     While no assurances may be given, Williams does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will have a materially adverse effect upon Williams' future financial position, results of operations or cash flow requirements.

8.  Adoption of accounting standard


     The Financial Accounting Standards Board has issued FAS No. 128, "Earnings per Share," effective for fiscal years ending after December 15, 1997. Earnings per share calculated under this standard would not differ significantly from amounts reported in the Consolidated Statement of Income.

9.  Subsequent event


     On April 10, 1997, Williams Communications Group, a wholly-owned subsidiary of Williams, and Northern Telecom (Nortel) agreed to combine their customer premise equipment sales and services operations into a new company to be called WilTel Communications, LLC. The transaction closed in the second quarter of 1997 and will be accounted for as a purchase by Williams. Williams Communications Group owns 70 percent of the new company, with Nortel owning the remaining interest. The new Company will have net assets of approximately $800 million.

                                    ITEM 2.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


First Quarter 1997 vs. First Quarter 1996

     NORTHWEST PIPELINE'S revenues decreased $400,000, or 1 percent, due primarily to the 1996 sale of the south-end facilities offset by new transportation rates that became effective March 1 of this year. Total throughput decreased 36.9 TBtu, or 16 percent. Operating profit decreased $3 million, or 9 percent, due primarily to adjustments to rate refund accruals and the impact of the sale of the south-end facilities not reflected in rates until March 1, 1997, when new transportation rates went into effect.

     WILLIAMS NATURAL GAS' revenues increased $3.7 million, or 8 percent, and costs and operating expenses increased $3 million, or 15 percent, due primarily to the recovery of gas supply realignment costs. Total throughput decreased 8.1 TBtu, or 7 percent, due primarily to lower interruptible transportation volumes, partially offset by increased firm transportation volumes. Other income includes a $7 million gain from the sale-in-place of natural gas from a decommissioned storage field. Operating profit increased $8.3 million, or 67 percent, due primarily to the gain on sale of natural gas.

     TRANSCONTINENTAL GAS PIPE LINE'S revenues decreased $12.7 million, or 6 percent, and costs and operating expenses decreased $16 million, or 13 percent, due primarily to lower transportation costs charged to Transco by others and passed through to customers as provided in Transco's rates. Total throughput decreased 42.9 TBtu, or 9 percent, due primarily to lower firm long-haul transportation volumes resulting from a warmer winter heating season as compared to the first quarter of 1996. Operating profit increased $5.9 million, or 11 percent, due primarily to lower general and administrative expenses, lower operation and maintenance expenses and the effects of a mainline expansion placed into service in late 1996. Because of its rate structure and historical maintenance schedule, Transco typically experiences its greatest profitability in the first and fourth quarters of the year.

     TEXAS GAS TRANSMISSION'S revenues decreased $5.4 million, or 5 percent, and costs and operating expenses decreased $7 million, or 15 percent, due primarily to lower transportation costs charged to Texas Gas by others and passed through to customers as provided in Texas Gas' rates. Total throughput decreased 24.9 TBtu, or 10 percent, due primarily to a warmer 1997 winter heating season as compared to the first quarter of 1996. Operating profit increased $2.3 million, or 6 percent, due primarily to favorable resolutions in 1997 of certain contractual issues, partially offset by a 1996 adjustment to rate refund accruals. Because of its rate structure, Texas Gas typically experiences its greatest profitability in the first and fourth quarters of the year.

     KERN RIVER GAS TRANSMISSION'S (KERN RIVER) revenues increased $800,000, or 2 percent. Total throughput increased 7.8 TBtu, or 13 percent, due primarily to a full quarter of operations in 1997 compared to a partial quarter in 1996. The first quarter of 1996 reflected operations from January 16, 1996, when Williams acquired the remaining interest in Kern River. Operating profit increased $3.4 million, or 13 percent, due primarily to a full quarter of operations in 1997 compared to the partial quarter in 1996, partially offset by higher general and administrative expenses.

     FIELD SERVICES' revenues increased $19.5 million, or 12 percent, due primarily to higher natural gas liquids sales revenues of $21 million and cogeneration revenues of $4 million, partially offset by lower gathering revenues of $10 million resulting primarily from an 8 percent decrease in gathering volumes. Natural gas liquids sales revenues increased due to higher average natural gas liquids prices combined with a 26 percent increase in natural gas liquids volumes. Costs and operating expenses increased $24 million, or 25 percent, due primarily to higher fuel and replacement gas purchases and the cost of cogeneration operations which began during the second quarter of 1996. Other (income) expense - net in 1996 includes a $3 million environmental remediation accrual. Operating profit decreased $700,000, or 2 percent, due primarily to lower gathering volumes and higher fuel and replacement gas purchases, substantially offset by higher natural gas liquids volumes and margins and the effect of the 1996 environmental remediation accrual.

     MERCHANT SERVICES' revenues decreased $29.7 million, or 43 percent, and costs and operating expenses decreased $27 million, or 73 percent, due primarily to the reporting of certain natural gas and gas liquids marketing operations previously reported in Field Services on a net margin basis (see
Note 2). Higher price-risk management revenues and higher volumes and margins from liquid petroleum trading activities were more than offset by lower margins on natural gas trading activities and lower natural gas physical trading volumes. Operating profit decreased $5.3 million, or 24 percent, due primarily to the decrease in net revenues and the expense of adding support and infrastructure to compete for a broader share of the emerging energy markets.

     PETROLEUM SERVICES' revenues increased $9.6 million, or 8 percent, due primarily to an $11 million increase in product sales associated with transportation activities, partially offset by a 4 percent decrease in shipments and lower average transportation rates. Costs and operating expenses increased $11 million, or 12 percent, due primarily to an increase in product sales. Operating profit decreased $3.4 million, or 19 percent, due primarily to lower transportation shipments and average transportation rates and higher operating expenses within the products pipeline business, partially offset by a $1.5 million improvement in ethanol operations from an operating loss of $2 million to an operating loss of $500,000.

     EXPLORATION & PRODUCTION'S revenues increased $17.9 million, or 90 percent, due primarily to higher natural gas sales prices received from the marketing of company-owned production and Williams Coal Seam Gas Royalty Trust (Royalty Trust) natural gas. Costs and operating expenses increased $9 million, or 55 percent, due primarily to higher Royalty Trust natural gas purchase prices. Operating profit increased $10 million, from $600,000 in 1996, due primarily to the increase in average natural gas sales prices.

     WILLIAMS COMMUNICATIONS GROUP'S revenues increased $76 million, or 54 percent, to $216.6 million, due primarily to acquisitions which contributed revenues of $40 million. Additionally, increased business activity resulted in a $21 million revenue increase in new systems sales and an $8 million increase in system enhancement revenues. The number of ports in service at March 31, 1997, increased 5 percent and fiber billable minutes from occasional service increased 81 percent. Dedicated service voice-grade equivalent miles at March 31, 1997, decreased 17 percent as compared with March 31, 1996, which in part reflects a shift to occasional service. Costs and operating expenses increased $56 million, or 53 percent, and selling, general and administrative expenses increased $25 million, or 77 percent, due primarily to the overall increase in business activity. The increase in selling, general and administrative expenses also reflects the commitment by management to expand the infrastructure of this business for future growth. Operating profit decreased $4.8 million to a $2 million operating loss, due primarily to the costs of expanding the infrastructure.

     GENERAL CORPORATE EXPENSES decreased $3 million, or 27 percent, due primarily to lower employee compensation expense. Interest accrued increased $15 million, or 18 percent, due primarily to higher borrowing levels under the $1 billion bank-credit facility. The effective income tax rate in both 1997 and 1996 approximates the federal statutory rate as the effects of state income taxes are offset by income tax credits from coal-seam gas production.

Financial Condition and Liquidity

Liquidity

     Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities, which can be utilized without limitation under existing loan covenants. At March 31, 1997, Williams had access to $548 million of liquidity representing the available portion of its $1 billion bank-credit facility plus cash-equivalent investments. This compares with liquidity of $550 million at December 31, 1996, and $714 million at March 31, 1996. At March 31, 1997, $105 million in current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. At March 31, 1997, the amount available on the $1 billion bank-credit facility of $525 million is sufficient to complete these refinancings.

     In 1997, capital expenditures (excluding acquisitions of businesses) are estimated to be approximately $1.4 billion. During 1997, Williams expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of the available portion of its $1 billion bank- credit facility, short-term uncommitted bank lines and/or public debt/equity offerings.

Financing Activities

     In January 1997, Williams expanded its revolving receivables facilities and sold $200 million of receivables. The proceeds were used primarily for the repayment of long-term debt.

     In January 1997, Williams filed a $200 million shelf registration statement with the Securities and Exchange Commission to issue trust preferred securities. In April 1997, Williams Holdings of Delaware, Inc., a wholly-owned subsidiary of Williams, filed a $350 million shelf registration with the Securities and Exchange Commission to issue debt securities or preferred stock. No securities have been issued under these registration statements.

     The consolidated long-term debt to debt-plus-equity ratio decreased to
54.7 percent at March 31, 1997, from 56.1 percent at December 31, 1996. The decrease is due primarily to lower borrowing levels at March 31, 1997.

     The decrease in receivables from December 31, 1996, is due primarily to an increase in the level of receivables sold and lower natural gas sales prices. The decrease in accounts payable is due primarily to lower natural gas purchase prices.

Investing Activities

     During the first quarter of 1997, Williams purchased a 20 percent interest in a foreign telecommunications business for $65 million in cash.

Subsequent Event

     On April 10, 1997, Williams Communications Group, a wholly-owned subsidiary of Williams, and Northern Telecom (Nortel) agreed to combine their customer premise equipment sales and services operations into a new company called WilTel Communications, LLC. The transaction closed in the second quarter of 1997 and will be accounted for as a purchase by Williams. Williams Communications Group will own 70 percent of the new company, with Nortel owning the remaining interest. The new company will have net assets of approximately $800 million.

                           Part II. Other Information



Item 6.     Exhibits and Reports on Form 8-K

            (a)   The exhibits listed below are filed as part of this report:

                     Exhibit 11--Computation of Earnings Per Common and Common-
                                   equivalent Share

                     Exhibit 12--Computation of Ratio of Earnings to Combined
                                   Fixed Charges and Preferred Stock Dividend
                                   Requirements

            (b) During the first quarter of 1997, the Company filed a Form 8-K on January 2, 1997, which reported a significant event under Item 5 of the Form and included the exhibits required by Item 7 of the Form.

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



                                               THE WILLIAMS COMPANIES, INC.
                                               ---------------------------------
                                               (Registrant)





                                               Gary R. Belitz
                                               ---------------------------------
                                               Controller
                                               (Duly Authorized Officer and
                                                 Principal Accounting Officer)

May 15, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
------        -----------

11            Computation of Earnings Per Common and Common-equivalent Share

12            Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividend Requirements

27            Financial Data Schedule