Form 10-Q
period 1997-09-30
WILLIAMS COMPANIES INC
filed 1997-11-14
CIK 107263

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                               ------------------------------------------------

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                       1-4174
                      ---------------------------------------------------------



                          THE WILLIAMS COMPANIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  73-0569878
--------------------------------------    -------------------------------------
      (State of Incorporation)             (IRS Employer Identification Number)


          ONE WILLIAMS CENTER
            TULSA, OKLAHOMA                               74172
--------------------------------------    -------------------------------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number:                    (918) 588-2000
                                          -------------------------------------

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

                                                  Yes   X       No
                                                       ---          ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                         Outstanding at October 31, 1997
--------------------------------------    -------------------------------------
     Common Stock, $1 par value                   159,808,502 Shares

                          The Williams Companies, Inc.
                                      Index


Part I.  Financial Information                                                              Page
                                                                                            ----
     Item 1.  Financial Statements

        Consolidated Statement of Income--Three Months and Nine
           Months Ended September 30, 1997 and 1996                                            2

        Consolidated Balance Sheet--September 30, 1997 and
           December 31, 1996                                                                   3

        Consolidated Statement of Cash Flows--Nine Months
           Ended September 30, 1997 and 1996                                                   4

        Notes to Consolidated Financial Statements                                             5

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                      11


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                16

        Exhibit 11--Computation of Earnings Per Common and Common-
                         equivalent Share

        Exhibit 12--Computation of Ratio of Earnings to Combined
                         Fixed Charges and Preferred Stock Dividend
                         Requirements







Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although The Williams Companies, Inc. believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s Annual Report on Form 10-K.

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                                              (Millions, except per-share amounts)
                                                                ---------------------------------------------------------------
                                                                      Three months ended               Nine months ended
                                                                         September 30,                   September 30,
                                                                -----------------------------     -----------------------------
                                                                    1997             1996             1997             1996
                                                                ------------     ------------     ------------     ------------
Revenues:
   Williams Interstate Natural Gas Systems (Note 3)             $      398.3     $      390.9     $    1,237.4     $    1,249.3
   Williams Energy Group (Note 3)                                      357.7            336.9          1,083.7          1,044.6
   Williams Communications Group (Note 4)                              413.7            189.0            989.4            491.1
   Other                                                                 8.9             12.1             28.0             37.3
   Intercompany eliminations                                           (57.6)           (86.7)          (195.5)          (248.9)
                                                                ------------     ------------     ------------     ------------
     Total revenues                                                  1,121.0            842.2          3,143.0          2,573.4
                                                                ------------     ------------     ------------     ------------

Profit-center costs and expenses:
   Costs and operating expenses                                        705.3            509.3          1,911.7          1,502.6
   Selling, general and administrative expenses                        204.1            138.0            551.1            415.4
   Other income--net                                                    (5.9)            (2.9)           (15.3)            (3.9)
                                                                ------------     ------------     ------------     ------------
     Total profit-center costs and expenses                            903.5            644.4          2,447.5          1,914.1
                                                                ------------     ------------     ------------     ------------

Operating profit:
   Williams Interstate Natural Gas Systems (Note 3)                    141.7            121.8            453.9            409.9
   Williams Energy Group (Note 3)                                       79.0             73.4            241.3            240.4
   Williams Communications Group (Note 4)                               (5.2)             2.1             (3.9)             6.0
   Other                                                                 2.0               .5              4.2              3.0
                                                                ------------     ------------     ------------     ------------
     Total operating profit                                            217.5            197.8            695.5            659.3
General corporate expenses                                             (12.5)           (11.6)           (32.2)           (29.8)
Interest accrued                                                      (103.4)           (93.5)          (301.6)          (265.6)
Interest capitalized                                                     4.3              2.1             10.4              4.5
Investing income                                                         4.0              6.6             11.8             14.7
Gain on sale of interest in subsidiary (Note 4)                           --               --             44.5               --
Minority interest in income of consolidated
   subsidiaries (Note 4)                                                (4.4)              --             (9.5)              --
Other income (expense)--net                                              1.2              2.2             (6.3)            (4.1)
                                                                ------------     ------------     ------------     ------------
Income before income taxes                                             106.7            103.6            412.6            379.0
Provision for income taxes (Notes 4 and 5)                              41.4             32.6            133.6            122.7
                                                                ------------     ------------     ------------     ------------
Income before extraordinary loss                                        65.3             71.0            279.0            256.3
Extraordinary loss (Note 6)                                            (73.7)              --            (73.7)              --
                                                                ------------     ------------     ------------     ------------
Net income (loss)                                                       (8.4)            71.0            205.3            256.3
Preferred stock dividends                                                2.4              2.6              7.6              7.8
                                                                ------------     ------------     ------------     ------------
Income (loss) applicable to common stock                        $      (10.8)    $       68.4     $      197.7     $      248.5
                                                                ============     ============     ============     ============


Primary earnings per common and common-equivalent
 share (Note 11):
   Income before extraordinary loss                             $        .39     $        .42     $       1.67     $       1.53
   Extraordinary loss (Note 6)                                          (.45)              --             (.45)              --
                                                                ------------     ------------     ------------     ------------
   Net income (loss)                                            $       (.06)    $        .42     $       1.22     $       1.53
                                                                ============     ============     ============     ============
   Average shares (thousands)                                        162,959          162,412          162,574          162,142

Fully diluted earnings per common and common-equivalent
 share (Note 11):
   Income before extraordinary loss                             $        .39     $        .42     $       1.65     $       1.52
   Extraordinary loss (Note 6)                                          (.44)              --             (.44)              --
                                                                ------------     ------------     ------------     ------------
   Net income (loss)                                            $       (.05)    $        .42     $       1.21     $       1.52
                                                                ============     ============     ============     ============
   Average shares (thousands)                                        169,002          168,467          168,663          168,189

Cash dividends per common share                                 $        .26     $       .227     $        .78     $        .68






                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                           (Millions)
                                                                                   --------------------------
                                                                                   September 30, December 31,
                                                                                       1997          1996
                                                                                   ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                        $    94.0     $   115.3
   Receivables (Note 7)                                                                 884.5         952.9
   Transportation and exchange gas receivable                                           116.2         117.7
   Inventories                                                                          285.8         204.6
   Commodity trading assets                                                             165.3         147.2
   Deferred income taxes                                                                209.2         199.5
   Other                                                                                134.9         152.9
                                                                                    ---------     ---------
        Total current assets                                                          1,889.9       1,890.1

Investments                                                                             274.4         190.6

Property, plant and equipment, at cost                                               12,009.6      11,212.3
Less accumulated depreciation and depletion                                          (2,149.0)     (1,826.0)
                                                                                    ---------     ---------
                                                                                      9,860.6       9,386.3

Goodwill and other intangible assets--net (Note 4)                                      437.0         198.1
Other assets and deferred charges                                                       791.8         753.7
                                                                                    ---------     ---------
        Total assets                                                                $13,253.7     $12,418.8
                                                                                    =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable (Note 8)                                                           $ 1,082.9     $   269.5
   Accounts payable                                                                     675.0         683.3
   Transportation and exchange gas payable                                               67.4          73.7
   Accrued liabilities                                                                  950.7         975.3
   Commodity trading liabilities                                                        167.4         137.9
   Long-term debt due within one year (Note 8)                                          114.5          59.6
                                                                                    ---------     ---------
        Total current liabilities                                                     3,057.9       2,199.3

Long-term debt (Note 8)                                                               4,043.6       4,376.9
Deferred income taxes                                                                 1,659.7       1,626.6
Other liabilities                                                                       858.1         787.5
Minority interest in consolidated subsidiaries (Note 4)                                 105.9           7.5

Contingent liabilities and commitments (Note 10)

Stockholders' equity:
   Preferred stock, $1 par value, 30,000,000 shares authorized, 2,499,372 shares
     issued in 1997 and 3,241,552 shares issued in 1996 (Note 9)                        142.5         161.0
   Common stock, $1 par value, 480,000,000 shares authorized, 161,669,428
     shares issued in 1997 and 160,214,163 shares issued in 1996                        161.7         160.2
   Capital in excess of par value                                                     1,091.8       1,047.7
   Retained earnings                                                                  2,193.5       2,119.5
   Unamortized deferred compensation                                                     (2.4)         (2.2)
                                                                                    ---------     ---------
                                                                                      3,587.1       3,486.2

   Less treasury stock (at cost), 2,459,729 shares of common stock in 1997
     and 2,737,337 shares of common stock in 1996                                       (58.6)        (65.2)
                                                                                    ---------     ---------
        Total stockholders' equity                                                    3,528.5       3,421.0
                                                                                    ---------     ---------
        Total liabilities and stockholders' equity                                  $13,253.7     $12,418.8
                                                                                    =========     =========



                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                              (Millions)
                                                                         ---------------------
                                                                          Nine months ended
                                                                             September 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
OPERATING ACTIVITIES:
   Net income                                                            $  205.3     $  256.3
   Adjustments to reconcile to cash provided from operations:
      Extraordinary loss                                                     73.7           --
      Depreciation, depletion and amortization                              369.6        332.7
      Provision for deferred income taxes                                    45.5         10.5
      Minority interest in income of consolidated subsidiaries                9.5           --
      Gain on sale of interest in subsidiary                                (44.5)          --
      Changes in receivables sold                                           138.9        (49.3)
      Changes in receivables                                                104.3        100.7
      Changes in inventories                                                (56.2)       (14.3)
      Changes in other current assets                                        21.7         14.1
      Changes in accounts payable                                            (2.5)       (49.4)
      Changes in accrued liabilities                                       (126.1)       (59.0)
      Changes in current commodity trading assets and liabilities            11.4        (20.5)
      Changes in non-current commodity trading assets and liabilities       (15.8)       (35.9)
      Premium on early extinguishment of debt                              (154.2)          --
      Other, including changes in non-current assets and liabilities         33.9         25.9
                                                                         --------     --------
         Net cash provided by operating activities                          614.5        511.8
                                                                         --------     --------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                            1,439.1        356.8
   Payments of notes payable                                               (259.3)       (56.5)
   Proceeds from long-term debt                                           1,119.7      1,549.0
   Payments of long-term debt                                            (1,903.2)    (1,187.1)
   Proceeds from issuance of common stock                                    33.6         42.7
   Purchases of treasury stock                                                 --        (33.8)
   Preferred stock redemption                                               (18.5)          --
   Dividends paid                                                          (131.3)      (114.8)
   Other--net                                                                  .1         (3.3)
                                                                         --------     --------
         Net cash provided by financing activities                          280.2        553.0
                                                                         --------     --------
INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                 (811.3)      (528.2)
      Proceeds from dispositions                                             87.5         24.3
      Changes in accounts payable and accrued liabilities                   (17.3)       (10.9)
   Acquisition of businesses, net of cash acquired                          (80.8)      (295.5)
   Income tax and other payments related to discontinued operations          (8.9)      (255.2)
   Purchase of investments/advances to affiliate                           (114.6)       (57.3)
   Other--net                                                                29.4          8.1
                                                                         --------     --------
         Net cash used by investing activities                             (916.0)    (1,114.7)
                                                                         --------     --------
         Decrease in cash and cash equivalents                              (21.3)       (49.9)

Cash and cash equivalents at beginning of period                            115.3         90.4
                                                                         --------     --------
Cash and cash equivalents at end of period                               $   94.0     $   40.5
                                                                         ========     ========




                             See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  General

     The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the financial statements and notes thereto in Williams' 1996 Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors, but include all adjustments both normal recurring and others which, in the opinion of Williams' management, are necessary to present fairly its financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

     Operating profit of operating companies may vary by quarter. Based on current rate structures and/or historical maintenance schedules, Transcontinental Gas Pipe Line and Texas Gas Transmission experience lower operating profits in the second and third quarters as compared to the first and fourth quarters.

2.  Basis of presentation

     On April 30, 1997, Williams and Northern Telecom (Nortel) combined their customer premise operations into a limited liability company, WilTel Communications, LLC (LLC) (see Note 4). Williams Communications Group's revenues and operating profit amounts for 1997 include the operating results of the LLC beginning May 1, 1997.

     Williams Energy Group is comprised of four units. Field Services includes Williams' natural gas gathering and processing activities previously reported in Williams Field Services Group. Merchant Services includes Williams' energy commodity trading and price-risk management activities previously reported in Williams Energy Services. Certain natural gas and natural gas liquids marketing operations formerly reported in Williams Field Services Group are also included in Merchant Services. Petroleum Services includes Williams' interstate petroleum products pipeline, ethanol-producing facilities and petroleum terminals previously reported in Williams Pipe Line. Exploration & Production includes exploration for and production of hydrocarbons previously reported as a component of Williams Field Services Group. Certain revenues and operating profit amounts for the three and nine months ended September 30, 1996, and cash flow amounts for the nine months ended September 30, 1996, have been reclassified to conform to current-year classifications for these reorganizations and certain other matters.

     Revenues and operating profit amounts for 1996 include the operating results of Kern River Gas Transmission Company since its January 16, 1996, acquisition by Williams of the remaining interest.

3.  Revenues and operating profit

   Revenues and operating profit of Williams Interstate Natural Gas Systems and Williams Energy Group for the three and nine months ended September 30, 1997 and 1996, are as follows:

                                           Three months ended September 30,
------------------------------------------------------------------------------
(Millions)                               Revenues            Operating Profit
------------------------------------------------------    --------------------
                                    1997        1996        1997        1996
                                  --------    --------    --------    --------
Williams Interstate Natural
Gas Systems:
    Northwest Pipeline            $   71.2    $   69.1    $   35.3    $   36.1
    Williams Natural Gas              49.4        43.4        19.1        11.9
    Transcontinental Gas
        Pipe Line                    181.4       180.6        53.0        40.5
    Texas Gas Transmission            53.2        55.0         3.7         2.7
    Kern River Gas
        Transmission                  43.1        42.8        30.6        30.6
                                  --------    --------    --------    --------
                                  $  398.3    $  390.9    $  141.7    $  121.8
                                  ========    ========    ========    ========

Williams Energy Group:
    Field Services                $  170.6    $  146.0    $   39.6    $   44.6
    Merchant Services                 15.5        57.0         6.8        15.1
    Petroleum Services               139.5       114.4        27.2        14.4
    Exploration & Production          32.1        19.5         5.4         (.7)
                                  --------    --------    --------    --------
                                  $  357.7    $  336.9    $   79.0    $   73.4
                                  ========    ========    ========    ========















                                        Nine months ended September 30,
                                  --------------------------------------------
(Millions)                               Revenues            Operating Profit
------------------------------------------------------    --------------------
                                    1997        1996        1997        1996
------------------------------------------    --------    --------    --------
Williams Interstate Natural
Gas Systems:
    Northwest Pipeline            $  204.5    $  205.6    $   94.5    $  103.1
    Williams Natural Gas             137.2       131.8        51.4        33.9
    Transcontinental Gas
        Pipe Line                    560.2       572.8       161.9       133.6
    Texas Gas Transmission           210.4       220.6        55.5        55.6
    Kern River Gas
        Transmission                 125.1       118.5        90.6        83.7
                                  --------    --------    --------    --------
                                  $1,237.4    $1,249.3    $  453.9    $  409.9
                                  ========    ========    ========    ========

Williams Energy Group:
    Field Services                $  518.2    $  454.0    $  129.5    $  131.1
    Merchant Services                 73.9       181.3        28.6        52.8
    Petroleum Services               397.1       356.4        63.1        57.4
    Exploration & Production          94.5        52.9        20.1         (.9)
                                  --------    --------    --------    --------
                                  $1,083.7    $1,044.6    $  241.3    $  240.4
                                  ========    ========    ========    ========

4.  Acquisition

     On April 30, 1997, Williams and Nortel combined their customer premise equipment sales and service operations into a limited liability company, WilTel Communications, LLC. In addition, Williams paid $68 million to Nortel. Williams has accounted for its 70 percent interest in the operations that Nortel contributed to the LLC as a purchase business combination, and beginning May 1, 1997, has included the results of operations of the acquired company in Williams' Consolidated Statement of

Income. Accordingly, the acquired assets and liabilities, including $150 million in debt obligations, have been recorded based on an allocation of the purchase price, with substantially all of the cost in excess of historical carrying values allocated to goodwill. The goodwill will be amortized using the straight line method over approximately 25 years.

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

     If the transaction occurred on January 1, 1996, Williams' unaudited pro forma revenues for the nine months ended September 30, 1997 and 1996, would have been $3,391.1 million and $3,113.6 million, respectively. The pro forma effect of the transaction on Williams' net income is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1996, or of future results of operations of the combined companies.

5.  Provision for income taxes

                               Three months ended       Nine months ended
(Millions)                       September 30,            September 30,
-------------------------------------------------     --------------------
                               1997        1996         1997        1996
-------------------------------------    --------     --------    --------
Current:
     Federal                 $   29.2    $   28.4     $   73.3    $  101.3
     State                        6.5        (4.0)        14.8        10.9
                             --------    --------     --------    --------
                                 35.7        24.4         88.1       112.2
Deferred:
     Federal                      5.5         7.8         37.6         8.6
     State                         .2          .4          7.9         1.9
                             --------    --------     --------    --------
                                  5.7         8.2         45.5        10.5
                             --------    --------     --------    --------
Total provision              $   41.4    $   32.6     $  133.6    $  122.7
                             ========    ========     ========    ========

     The effective income tax for the three months ended September 30, 1997, is greater than the federal statutory rate due primarily to the effects of state income taxes, partially offset by the effects of income tax credits from coal-seam gas production.

     The effective income tax rate for the nine months ended September 30, 1997, is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in the second quarter (see Note 4) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes.

     The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. Both 1996 periods include approximately $6 million, net of federal income tax effect, from the effects of state income tax adjustments related to 1995. In addition, the nine months ended September 30, 1996, includes second quarter recognition of favorable adjustments totaling $10 million related to research credits and previously provided deferred income taxes on certain regulated capital projects.

     Cash payments, net of refunds, for income taxes for the nine months ended September 30, 1997 and 1996, were $60 million and $352 million, respectively.

6.  Extraordinary loss

     In September 1997, Williams initiated a restructuring of its debt portfolio (see Note 8). As of September 30, 1997, Williams has paid approximately $1.2 billion to redeem approximately $1 billion of higher interest rate debt, resulting in an extraordinary loss of $73.7 million (net of a $46.9 million benefit for income taxes). In addition, $22.7 million has been deferred for rate recovery as a regulatory asset.

7.  Sale of receivables

     In January 1997, Williams expanded its revolving receivables facilities by $200 million. As of September 30, 1997, Williams has sold $166.9 million of receivables under this facility. The Financial Accounting Standards Board has issued a new accounting standard, FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. The adoption of this standard has not had a material impact on Williams' consolidated results of operations, financial position or cash flows.











8.  Debt and banking arrangements

Notes Payable

     In July 1997, Williams Holdings entered into a commercial paper program backed by a new $500 million short-term bank-credit facility. At September 30, 1997, $414 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

Debt


----------------------------------------------------------------------------------
                                               Weighted
                                               average
                                               interest September 30, December 31,
(Millions)                                       rate*      1997        1996
----------------------------------------------  -------   --------    --------
The Williams Companies, Inc.
   Debentures, 8.875% -
      10.25%, payable 2012,
      2020, 2021 and 2025                           9.5%    $137.1    $587.5
   Notes, 7.5% - 9.625%, pay-
      able 1998 through 2001                        6.9      963.1     817.5
Northwest Pipeline
   Revolving credit loans                           6.0      207.0        --
   Debentures, 7.125% - 10.65%,
      payable through 2025                          8.4      170.2     360.0
   Adjustable rate notes,
      payable through 2002                          9.0        8.3      10.0
Williams Natural Gas
   Variable rate notes,
      payable 1999                                  8.2      130.0     130.0
Transcontinental Gas Pipe Line
   Debentures, 7.25% and
      9.125%, payable 1998
      through 2026                                  8.1      352.2     352.4
   Debentures, 7.08%, payable
      2026 (subject to debt-
      holder redemption in
      2001)                                         7.1      200.0     200.0
   Notes, 8.125% and 8.875%,
       payable 1997 and 2002                        8.9      128.3     227.7
   Adjustable rate note, payable
      2002                                          5.7      150.0        --
Texas Gas Transmission
   Debentures, 7.25%, payable
      2027                                          7.3       99.0        --
   Notes, 9.625% and 8.625%,
       payable 1997 and 2004                        8.6      152.5     253.6
Kern River Gas Transmission
   Notes, 6.42% and 6.72%,
      payable through 2001                          6.6      586.4     617.7
Williams Holdings of Delaware
   Revolving credit loans                           6.3      200.0     500.0
   Debentures, 6.25%,
      payable 2006                                  4.8      248.9     248.8
   Notes, 6.4% - 6.91%, payable
      1998 through 2002                             6.7      205.6        --
Williams Pipe Line
   Notes, 8.95% and 9.78%,
      payable through 2001                          9.4       90.0     100.0
Williams Energy Ventures
   Adjustable rate notes,
      payable through 2002                           --         --      25.6
WilTel Communications, LLC
   Revolving credit loans                           6.0      125.0        --
Other, payable through 1999                         7.9        4.5       5.7
                                                          --------   --------
                                                           4,158.1   4,436.5
Current portion of long-term debt                           (114.5)    (59.6)
                                                          --------   --------
                                                          $4,043.6   $4,376.9
                                                          ========   ========


*At September 30, 1997, including the effects of interest-rate swaps.

     In September 1997, Williams initiated a restructuring of its debt portfolio. As of September 30, 1997, Williams has redeemed approximately $1 billion of higher interest rate debt. Subsequent to September 30, 1997, Williams will redeem approximately $300 million of additional debt obligations. The restructuring has been temporarily financed with the combination of short-term bank agreements and Williams' existing revolving credit agreement, until new long-term debt securities are issued in the fourth quarter of 1997 and first quarter of 1998.

     In July 1997, Williams entered into a new $1 billion bank-credit agreement, replacing the previous agreement. Under the new agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, Williams Pipe Line, and WilTel Communications, LLC will have access to varying amounts of the facility while Williams (parent) and Williams Holdings of Delaware, Inc. (Williams Holdings) have access to all unborrowed amounts. Interest rates vary with current market conditions. Subsequent to September 30, 1997, Williams Pipe Line elected to withdraw as a borrower under the agreement. Amounts available to the remaining parties did not change.

     For financial statement reporting purposes at September 30, 1997, $768 million in notes payable and current debt obligations, primarily related to the restructuring noted above, have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. At September 30, 1997, the amount available on the $1 billion credit agreement of $468 million and Williams' subsequent issuance of $300 million in long-term debt obligations are sufficient to complete these refinancings. The remaining amounts borrowed for the restructuring under the short-term credit agreements of $429 million have been classified as notes payable.

     Cash payments for interest (net of amounts capitalized) for the nine months ended September 30, 1997 and 1996, are $325 million and $279 million, respectively.

9.  Preferred stock redemption

     In September 1997, Williams redeemed the remaining shares of its $2.21 cumulative preferred stock at par value for approximately $19 million.

10.  Contingent liabilities and commitments


Rate and regulatory matters and related litigation

     Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $307 million at September 30, 1997; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, $281 million of revenues has been reserved for potential refund as of September 30, 1997.

     The Federal Energy Regulatory Commission (FERC) recently issued orders addressing, among other things, the authorized rates of return for three of the Williams' interstate natural gas pipeline subsidiaries. All of the orders involve rate cases that became effective between 1993 and 1995 and, in each instance, these cases have been superseded by more recently filed rate cases. In the three orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. However, the long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Each of the three pipeline subsidiaries challenged its respective FERC order in an effort to have the FERC change its rate of return methodology with respect to these and other rate cases. At a recent public FERC meeting, the FERC voted not to reconsider an order issued in one of the three pipeline proceedings, but announced plans to convene a conference early in 1998 to consider, on an industry-wide basis, issues with respect to pipeline rates of return.

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

     Pursuant to a stipulation and agreement approved by the FERC, Williams Natural Gas (WNG) has made eight filings to direct bill take-or-pay and gas supply realignment costs. The first provided for the offset of certain amounts collected subject to refund against previous take-or-pay direct-billed amounts and, in addition, covered $24 million in new costs. This filing was approved, and the final direct-billed amount, taking into consideration the offset, was $15 million. The second filing covered $18 million in gas supply realignment costs, and provided for an offset of $3 million. The third filing covered $6.5 million in gas supply realignment costs. The remaining filings covered additional costs of approximately $18 million, which are similar in nature to the costs in the second filing. An intervenor has filed a protest seeking to have the FERC review the prudence of certain of the costs covered by these filings. On July 31, 1996, the administrative law judge issued an initial decision rejecting the intervenor's prudency challenge. As of September 30, 1997, WNG had an accrual of $94 million for its then-estimated remaining contract-reformation and gas supply realignment costs. An intervenor has filed a protest seeking to have the FERC decide whether non-settlement costs covered by certain of WNG's recent filings were eligible for recovery pursuant to Order No.
636. In January 1997, the FERC held that 100 percent of such prudent non-settled costs would be recovered by WNG if such costs were eligible for recovery under Order No. 636. The FERC also held that none of the non-settled costs could be recovered by WNG if these costs were not eligible for recovery under Order No.
636. This Order was affirmed on rehearing in April 1997. WNG has appealed these FERC orders. WNG will make additional filings under the applicable FERC orders to recover such further costs as may be incurred in the future. WNG has recorded a regulatory asset of approximately $94 million for estimated future recovery of the foregoing costs. On September 30, 1997, the FERC, by a two-to-one vote, reversed the administrative law judge and determined that three contracts were imprudently entered into in 1982. WNG has filed for rehearing. The outcome of the FERC orders on rehearing or appeal is uncertain. WNG is actively pursuing settlement of the gas purchase contracts. WNG believes that the accrued liability of $94 million is adequate through September 30, 1997, and that any ultimate additional exposure will not be material.

     In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. The settlement provides that Texas Gas will recover 100 percent of such costs up to $50 million, will share in costs incurred between $50 million and $80 million, and will absorb any such costs above $80 million. Through September 30, 1997, Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately

$66 million, plus interest, in gas supply realignment costs and has recorded a regulatory asset of approximately $1 million for the estimated future recovery of such costs, most of which will be collected from customers prior to December 31, 1997. Ninety percent of the cost recovery is collected through demand surcharges on Texas Gas' firm transportation rates; the remaining 10 percent should be recoverable from interruptible transportation service.

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

Environmental matters

     Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At September 30, 1997, these subsidiaries had reserves totaling approximately $26 million for these costs.

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

     Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Williams Natural Gas have also been involved in negotiations with the U.S. Environmental Protection Agency
(EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Williams Natural Gas, Texas Gas and Transcontinental Gas Pipe Line. As of September 30, 1997, Williams Natural Gas had recorded a liability for approximately $17 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. The Field Services unit of Williams Energy Group has recorded an aggregate liability of approximately $13 million, representing the current estimate of their future environmental and remediation costs, including approximately $5 million relating to former Williams Natural Gas facilities. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $26 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Williams Natural Gas have deferred these costs pending recovery as incurred through future rates and other means.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. Such costs have exceeded this amount. At September 30, 1997, Williams had approximately $11 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

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

Other legal matters

     In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams

Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. In the event that further review is denied, the district court will be in the position to hear the defendants' affirmative defenses against the Tribe's claims.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line and Texas Gas were named as defendants in, respectively, six and two lawsuits. Six of the eight lawsuits have been settled for cash payments aggregating approximately $9 million, all of which have previously been accrued, and of which approximately $3 million is recoverable as transition costs under Order 636. In one of the two remaining cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay to a producer damages of $14.5 million plus $3.8 million in attorneys' fees. The trial judge deferred entering judgement pending mediation. In the other remaining case, a producer has asserted damages, including interest calculated through December 31, 1996, of approximately $6 million. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

     In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owns a cogeneration facility in Hazelton, Pennsylvania (the Facility). Hazelton Fuel Management Company (HFMC), a subsidiary of Transco Energy, formerly supplied natural gas and fuel oil to the Facility. Pursuant to a court approved Plan of Reorganization, all litigation involving HFMC has been fully settled and HFMC received $6.3 million from the bankruptcy estate, leaving it with approximately $14 million of outstanding receivables, all of which have been fully reserved.

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

11.  Adoption of accounting standards

     The Financial Accounting Standards Board has issued two new accounting standards, FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. While Williams has certain comprehensive income items, adopting these pronouncements will not materially change Williams financial reporting and disclosures. Williams has not yet determined if it will adopt either standard early.

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

                                    ITEM 2.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Third Quarter 1997 vs. Third Quarter 1996

  NORTHWEST PIPELINE'S revenues increased $2.1 million, or 3 percent, due primarily to new transportation rates effective March 1, 1997, partially offset by the $3 million effect of a favorable regulatory decision in 1996. Total throughput decreased 44.6 TBtu, or 23 percent, as a result of the 1996 sale of the south-end facilities. Operating profit decreased $800,000, or 2 percent, due primarily to the 1996 favorable regulatory decision, partially offset by lower operating and maintenance expenses and general and administrative expenses.

  WILLIAMS NATURAL GAS' revenues increased $6 million, or 14 percent, due primarily to the net effect of adjustments to certain accruals in 1997 and higher transportation revenues. Total throughput increased 5.3 TBtu, or 9 percent. Operating profit increased $7.2 million, or 59 percent, due primarily to the net effect of adjustments to certain accruals in 1997, lower operating and maintenance expenses and higher transportation revenues.

  TRANSCONTINENTAL GAS PIPE LINE'S revenues increased slightly as the effects of a mainline expansion placed in service in late 1996 and new rates effective May 1, 1997, were substantially offset by the effect of having passed through to ratepayers a $3 million lower level of reimbursable costs. Total throughput increased 15 TBtu, or 4 percent, due primarily to higher firm and interruptible long-haul transportation volumes. Costs and operating expenses decreased $13 million, or 12 percent, due primarily to a $5.4 million settlement related to a prior rate proceeding, lower costs charged to Transco by others and passed through to customers as provided in Transco's rates and $10 million lower operating and maintenance expenses, slightly offset by higher depreciation related to recent capital projects placed into service. Operating profit increased $12.5 million, or 31 percent, due primarily to the $5.4 million settlement, lower operating and maintenance expenses, the effects of the mainline expansion and the new rates effective May 1, 1997, partially offset by higher general and administrative expenses and depreciation. Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters.

  TEXAS GAS TRANSMISSION'S revenues decreased $1.8 million, or 3 percent, due primarily to lower costs passed through to customers as provided in Texas Gas' rates. Total throughput decreased 3.6 TBtu, or 2 percent. Operating profit increased $1 million, or 36 percent, due primarily to lower operating and maintenance expenses associated with the timing of maintenance projects. Because of its rate structure, Texas Gas typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters.

  KERN RIVER GAS TRANSMISSION'S (KERN RIVER) revenues increased $300,000 and operating profit remained unchanged as compared to the third quarter of 1996. Total throughput increased 4.2 TBtu, or 6 percent, due primarily to higher firm transportation volumes.

  FIELD SERVICES' revenues increased $24.6 million, or 17 percent, due primarily to higher natural gas liquids sales of $21 million resulting from a 90 percent increase in volumes. In addition, gathering and processing volumes increased 9 percent and 11 percent, respectively. Costs and operating expenses increased $25 million, or 28 percent, due primarily to higher fuel and replacement gas purchases and increased operating and maintenance expenses. Other income--net for 1996 includes a $3 million gain from the sale of a small gathering system in the Texas panhandle. Operating profit decreased $5 million, or 11 percent, due primarily to $14 million from lower per-unit liquids margins, increased operating and maintenance expenses, lower average gathering rates and the effect of the 1996 gain on sale of a small gathering system, partially offset by the increases in gathering, processing and natural gas liquids volumes.

  MERCHANT SERVICES' revenues decreased $41.5 million, or 73 percent, and costs and operating expenses decreased $31 million, or 100 percent, due primarily to the 1997 reporting on a net margin basis of certain natural gas and gas liquids marketing operations previously reported in Field Services (see Note
2). In addition, revenues decreased an additional $11 million, due primarily to lower price-risk management revenues and physical trading margins as a result of decreased price volatility. A 39 percent increase in both physical trading and notional natural gas volumes and increased petroleum products trading volumes partially offset this decrease. Operating profit decreased $8.3 million, or 54 percent, due primarily to the decrease in net revenues and the expenses associated with expansion of business growth platforms, partially offset by a $6.3 million recovery of an account previously considered a bad debt.

  PETROLEUM SERVICES' revenues increased $25.1 million, or 22 percent, due primarily to a $16 million increase in ethanol sales and a $7 million increase in product sales associated with transportation activities. Ethanol sales increased as a result of 52 percent higher sales volumes, partially offset by lower average sales prices. Ethanol production was reduced during the second half of 1996 due to unfavorable market conditions. Pipeline shipments were comparable to 1996. Costs and operating expenses increased $13 million, or 15 percent, due primarily to the increase in ethanol production and product sales. Operating profit increased $12.8 million, or 89 percent, due primarily to $9 million from increased ethanol sales volumes and per-unit margins, in addition to lower general and administrative expenses and higher product sales margins.

       EXPLORATION & PRODUCTION'S revenues increased $12.6 million, or 64 percent, due primarily to higher average natural gas sales prices for company-owned production and from the marketing of Williams Coal Seam Gas Royalty Trust (Royalty Trust) natural gas and a 47 percent increase in company-owned production volumes. Costs and operating expenses increased $7 million, or 27 percent, as a result of increased production activities. Operating profit increased $6.1 million, from a $700,000 operating loss in 1996 to a $5.4 million operating profit in 1997, due primarily to the increase in average natural gas prices and company-owned production volumes, partially offset by higher expenses associated with increased activity levels.

       WILLIAMS COMMUNICATIONS GROUP'S revenues increased $224.7 million, or 119 percent, to $413.7 million due primarily to acquisitions which contributed revenues of approximately $210 million, including approximately $186 million from the acquisition of the customer premise equipment sales and services operations of Northern Telecom (Nortel). The number of ports in service at September 30, 1997, more than doubled as compared to September 30, 1996, due primarily to the Nortel acquisition. Fiber billable minutes from occasional service increased 33 percent. Dedicated service voice-grade equivalent miles at September 30, 1997, increased 36 percent as compared with September 30, 1996. Costs and operating expenses increased $168 million, or 115 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and increased depreciation associated with added capacity. Selling, general and administrative expenses increased $63 million, or 154 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and expanding the infrastructure of this business for future growth. Operating profit decreased $7.3 million from a $2.1 million operating profit in 1996 to a $5.2 million operating loss in 1997 due primarily to the expense of developing the infrastructure along with integrating the most recent acquisitions, partially offset by improved earnings from enterprise network solutions including the impact of the Nortel acquisition.

       INTEREST ACCRUED increased $9.9 million, or 11 percent, due primarily to higher borrowing levels including additional borrowings under the $1 billion bank-credit facility and the issuance of commercial paper by Williams Holdings of Delaware, Inc. (Williams Holdings), a wholly-owned subsidiary of Williams. The average interest rate on new 1997 borrowings is lower than on previously outstanding borrowings. Interest capitalized increased $2.2 million, or 108 percent, due primarily to capital expenditures for Williams Communications Group's fiber-optic network. The minority interest in income of consolidated subsidiaries is related primarily to the 30 percent interest held by WilTel Communications, LLC's minority shareholders (see Note 4). The effective income tax rate in 1997 is higher than the federal statutory rate due primarily to the effects of state income taxes, partially offset by income tax credits from coal-seam gas production. The effective income tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production and approximately $6 million, net of federal income tax effect, from the effects of state income tax adjustments related to 1995. Partially offsetting these were the effects of state income taxes.

       The 1997 extraordinary loss results from the early extinguishment of debt (see Note 6 for additional information).

Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

       NORTHWEST PIPELINE'S revenues decreased $1.1 million, or 1 percent, due primarily to the effect of a $2.6 million increase to rate reserve accruals in 1997 and recognition of $8 million of revenues in 1996 from favorable regulatory decisions, largely offset by new transportation rates that became effective March 1, 1997. Total throughput decreased 109.5 TBtu, or 17 percent, as a result of the 1996 sale of the south-end facilities. Operating profit decreased $8.6 million, or 8 percent, primarily due to the effect of an increase to rate reserve accruals in 1997 and recognition in 1996 of favorable regulatory decisions, partially offset by lower operating and maintenance expenses.

       WILLIAMS NATURAL GAS' revenues increased $5.4 million, or 4 percent, due primarily to the net effect of adjustments to certain accruals in 1997. Total throughput decreased 9.1 TBtu, or 4 percent, due primarily to lower interruptible volumes. Other income--net includes a $7 million gain from the sale-in-place of natural gas from a decommissioned storage field. Operating profit increased $17.5 million, or 51 percent, due primarily to the gain on sale-in-place of natural gas, the net effect of adjustments to certain accruals in 1997, lower operating and maintenance expenses, an increase in firm reserved capacity and lower general and administrative expenses.

       TRANSCONTINENTAL GAS PIPE LINE'S revenues decreased $12.6 million, or 2 percent, due primarily to the effect of having passed through to ratepayers a $22 million lower level of reimbursable costs, partially offset by the effects of a mainline expansion placed into service
in late 1996 and new rates effective May 1, 1997.   Total throughput decreased
13.9 TBtu, or 1 percent, due primarily to milder weather during 1997 as compared to 1996 which lowered firm long-haul and production area interruptible transportation volumes. Costs and operating expenses decreased $36.3 million, or 10 percent, due primarily to lower costs charged to Transco by others and passed through to customers as provided in Transco's rates, $15 million lower operating and maintenance expenses and a $5.4 million settlement related to a prior rate proceeding. Operating profit increased $28.3 million, or 21 percent, due primarily to lower operating and maintenance expenses, the effects of the mainline expansion and the new rates effective May 1, 1997, and the $5.4 million settlement. Because of its rate structure and historical maintenance schedule, Transco typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters.

       TEXAS GAS TRANSMISSION'S revenues decreased $10.2 million, or 5 percent, and costs and operating expenses decreased $8 million, or 7 percent, due primarily to lower costs passed through to customers as provided in Texas Gas' rates. Total throughput decreased 15.4 TBtu, or 3 percent. Operating profit was comparable to 1996 as favorable 1996 adjustments to rate refund accruals and a change in mix of transportation volumes under different rate structures were substantially offset by the favorable resolution in 1997 of certain
contractual issues and lower operating and maintenance expenses.   Because of
its rate structure, Texas Gas typically experiences lower operating profit in the second and third quarters as compared to the first and fourth quarters.

       KERN RIVER'S revenues increased $6.6 million, or 6 percent, due primarily to a full nine months of operations in 1997 compared to a partial nine months in 1996 and higher transportation revenues during 1997. Results for 1996 reflect operations from January 16, 1996, when Williams acquired the remaining interest in Kern River. Total throughput increased 12.4 TBtu, or 6 percent, primarily as a result of the full nine months of operations in 1997 and higher firm transportation volumes during the third quarter. Operating profit increased $6.9 million, or 8 percent, due primarily to the full nine months of operations in 1997 and higher transportation revenues during 1997.

       FIELD SERVICES' revenues increased $64.2 million, or 14 percent, due primarily to higher natural gas liquids sales of $52 million, the pass through of $11 million higher operating costs to customers, higher condensate revenues of $9 million and $5 million higher processing revenues, partially offset by lower average gathering rates in the Gulf-coast region. Natural gas liquids sales increased due to a 47 percent increase in volumes combined with an increase in average natural gas liquids prices. Costs and operating expenses increased $64 million, or 23 percent, due primarily to higher fuel and replacement gas purchases and $11 million higher operating costs passed through to customers. Other income--net in 1996 includes a $3 million environmental remediation accrual offset by a $3 million gain from the sale of a small gathering system in the Texas panhandle. Operating profit decreased $1.6 million, or 1 percent, due primarily to $16 million from lower per-unit liquids margins, $8 million from lower average gathering rates, higher gathering fuel and replacement gas purchase costs and increased operating and maintenance expenses. Substantially offsetting these were $21 million from increased natural gas liquids volumes, higher processing revenues and lower depreciation and amortization.

       MERCHANT SERVICES' revenues decreased $107.4 million, or 59 percent, and costs and operating expenses decreased $87 million, or 90 percent, due primarily to the 1997 reporting on a net margin basis of certain natural gas and gas liquids marketing operations previously reported in Field Services (see
Note 2). In addition, revenues decreased an additional $20 million, due primarily to lower price-risk management revenues and physical trading margins as a result of decreased price volatility. Increases in both physical trading and notional natural gas volumes of 12 percent and 52 percent, respectively, and increased petroleum products trading volumes partially offset this decrease. Operating profit decreased $24.2 million, or 46 percent, due primarily to the decrease in net revenues and the expenses associated with expansion of business growth platforms, partially offset by a $6.3 million recovery of an account previously considered a bad debt.

       PETROLEUM SERVICES' revenues increased $40.7 million, or 11 percent, due primarily to a $27 million increase in product sales from transportation activities and a $15 million increase in ethanol sales, slightly offset by a decrease in average transportation rates. Ethanol sales increased as a result of 15 percent higher sales volumes, partially offset by lower average sales prices. Ethanol production was reduced during the second half of 1996 due to unfavorable market conditions. Costs and operating expenses increased $32 million, or 12 percent, due primarily to the increase in ethanol production and product sales. Operating profit increased $5.7 million, or 10 percent, due primarily to $11 million from increased ethanol sales volumes and per-unit margins, in addition to improved product terminalling operations resulting from the August 1996 acquisition of eight petroleum products terminals. These increases were partially offset by lower average transportation rates and the impact of favorable insurance settlements of $3 million in 1996.

       EXPLORATION & PRODUCTION'S revenues increased $41.6 million, or 79 percent, due primarily to higher average natural gas sales prices for company-owned production and from the marketing of Royalty Trust natural gas and a 24 percent increase in company-owned production volumes. Costs and operating expenses increased $23 million, or 45 percent, due primarily to higher Royalty Trust natural gas purchase prices and increased production activities. Operating profit increased $21 million from a $900,000 loss in 1996 to a $20.1 million operating profit in 1997, due primarily to the increase in average natural gas prices and company-owned production volumes, partially offset by higher expenses associated with increased activity levels.

    WILLIAMS COMMUNICATIONS GROUP'S revenues increased $498.3 million, or 101 percent, to $989.4 million due primarily to acquisitions which contributed revenues of approximately $400 million, including approximately $300 million from the acquisition of the customer premise equipment sales and services operations of Northern Telecom (Nortel). Additionally, increased business activity in enterprise network solutions resulted in a $47 million revenue increase in new system sales and a $27 million increase in existing system enhancement revenues. The number of ports in service at September 30, 1997, more than doubled as compared to September 30, 1996, due primarily to the Nortel acquisition. Fiber billable minutes from occasional service increased
63 percent. Dedicated service voice-grade equivalent miles at September 30, 1997, increased 36 percent as compared with September 30, 1996. Costs and operating expenses increased $371 million, or 99 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and increased depreciation associated with added capacity. Selling, general and administrative expenses increased $139 million, or 127 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and expanding the infrastructure of this business for future growth. Operating profit decreased $9.9 million from a $6 million operating profit in 1996 to a $3.9 million operating loss in 1997, due primarily to the expense of developing the infrastructure along with integrating the most recent acquisitions, partially offset by improved earnings from enterprise network solutions including the impact of the Nortel acquisition.

    INTEREST ACCRUED increased $36 million, or 14 percent, due primarily to higher borrowing levels including increased borrowing under the $1 billion bank-credit facility. The average interest rate on new 1997 borrowings is lower than on previously outstanding borrowings. Interest capitalized increased $5.9 million, or 133 percent, due primarily to capital expenditures for Williams Communications Group's fiber-optic network. For information concerning the 1997 gain on sale of interest in subsidiary see Note 4. The minority interest in income of consolidated subsidiaries is related primarily to the 30 percent interest held by WilTel Communications, LLC's minority shareholders (see Note 4). The effective income tax rate in 1997 is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in 1997 (see Note 4) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. The effective tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from coal-seam gas production and recognition of favorable adjustments totaling $16 million related to research credits, previously provided deferred income taxes on certain regulated capital projects and state income tax adjustments related to 1995. Partially offsetting these were the effects of state income taxes.

    The 1997 extraordinary loss results from the early extinguishment of debt (see Note 6 for additional information).

Financial Condition and Liquidity

Liquidity

    Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities and Williams Holdings commercial paper program, which can be utilized without limitation under existing loan covenants. At September 30, 1997, Williams had access to $566 million of liquidity representing $468 million available under its $1 billion bank-credit facility, $85 million available under the commercial paper program, and cash-equivalent investments. This compares with liquidity of $550 million at December 31, 1996, and $499 million at September 30, 1996. At September 30, 1997, $468 million of notes payable and current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance them on a long-term basis with the remaining amount available under the $1 billion bank-credit facility.

    In July 1997, Williams Holdings finalized a commercial paper program backed by a new $500 million short-term bank-credit facility. At September 30, 1997, $414 million of commercial paper was outstanding under the program.

    In 1997, capital expenditures are estimated to be approximately $1.5 billion. During 1997, Williams expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations, the use of the available portion of its $1 billion bank-credit facility, commercial paper, short-term uncommitted bank lines and/or public debt/equity offerings.

Financing Activities

    In September 1997, Williams initiated a restructuring of its debt portfolio (see Note 8). As of September 30, 1997, Williams has paid approximately $1.2 billion to redeem approximately $1 billion of its higher interest rate debt, resulting in an extraordinary loss of

$73.7 million (see Note 6). A total of approximately $300 million of additional debt is expected to be redeemed in the fourth quarter of 1997, resulting in an additional extraordinary loss of approximately $6 million in the fourth quarter of 1997. The restructuring has been temporarily financed with the combination of its $1 billion bank-credit facility and $957 million of borrowings under short-term bank agreements with commitments totaling $1.2 billion. Registration statements were filed with the Securities and Exchange Commission in September 1997 by Williams, Williams Holdings, Northwest Pipeline and Transcontinental Gas Pipe Line (wholly-owned subsidiaries of Williams) bringing the total financing filed for by these companies under outstanding shelf registration statements to $900 million, $820 million, $400 million and $500 million, respectively. No securities had been issued under these registration statements at September 30, 1997.

       In November 1997, $300 million of 6.5 - 6.625 percent notes due 2002-2004 were issued by Williams under its registration statement. These proceeds were used to repay temporary financing. Additional securities are expected to be issued under these registration statements in the fourth quarter of 1997 and first quarter of 1998 with proceeds to be used to repay temporary financing.

       Also in September 1997, Williams redeemed the remaining shares of its $2.21 cumulative preferred stock for $18.5 million in cash.

       In July 1997, Transcontinental Gas Pipe Line entered into a $150 million five-year bank term loan agreement. The proceeds were used for general corporate purposes.

       In July 1997, Texas Gas Transmission Corporation, a wholly-owned subsidiary of Williams, issued $100 million of 7.25 percent debentures due 2027, under a $200 million shelf registration filed with the Securities and Exchange Commission in May 1997. The proceeds were used to repay $100 million of 9.625 percent notes which matured in July 1997.

       In June 1997, Williams Holdings issued $180 million of medium terms notes under a previously outstanding registration statement. The proceeds were used for general corporate purposes.

       In January 1997, Williams expanded its revolving receivables facility and sold $200 million of receivables. The proceeds were used primarily for the repayment of long-term debt.

       The consolidated long-term debt to debt-plus-equity ratio decreased to
53.4 percent at September 30, 1997, from 56.1 percent at December 31, 1996, due primarily to short-term borrowings of $429 million during the quarter for temporary financing for the debt restructuring.

Investing Activities

       On April 30, 1997, Williams and Northern Telecom (Nortel) combined their customer premise equipment sales and services operations into a limited liability company, WilTel Communications, LLC (LLC). In addition, Williams paid $68 million to Nortel. Williams has accounted for its 70 percent in the operations that Nortel contributed to the LLC as a purchase business combination. Williams recorded the 30 percent reduction in its operations contributed to the LLC as a sale to the minority shareholders of the LLC (see
Note 4).

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


Item 6.        Exhibits and Reports on Form 8-K

               (a)  The exhibits listed below are filed as part of this report:

                    Exhibit 11--Computation of Earnings Per Common and Common-
                                equivalent Share

                    Exhibit 12--Computation of Ratio of Earnings to Combined
                                Fixed Charges and Preferred Stock Dividend
                                Requirements

               (b) During the third quarter of 1997, the Company filed a Form 8-K on September 8, 1997, which reported a significant event under Item 5 of the Form and included the exhibits required by Item 7 of the Form.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE WILLIAMS COMPANIES, INC.
                                      -----------------------------------------
                                      (Registrant)



                                      Gary R. Belitz
                                      -----------------------------------------

                                      Gary R. Belitz
                                      Controller
                                      (Duly Authorized Officer and
                                        Principal Accounting Officer)


November 14, 1997

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
11                  Computation of Earnings Per Common and Common-equivalent
                    Share

12                  Computation of Ratio of Earnings to Combined Fixed
                    Charges and Preferred Stock Dividend Requirements

27                  Financial Data Schedule