Form 10-K405
period 1997-12-31
WILLIAMS COMPANIES INC
filed 1998-03-30
CIK 107263

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by nonaffiliates as of the close of business on March 23, 1998, was approximately $10.3 billion.

     The number of shares of the registrant's Common Stock outstanding at March 23, 1998, was 323,219,054, excluding 6,541,475 shares held by the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 1998 are incorporated by reference in Part III.
================================================================================

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

     On November 24, 1997, the Company announced that it had entered into a definitive merger agreement to acquire MAPCO Inc. ("MAPCO") in a stock-for-stock transaction based upon a fixed exchange ratio of 1.665 shares of the Company's Common Stock and .555 associated preferred stock purchase rights (adjusted to reflect the Company's two-for-one stock split on December 29, 1997) for each share of MAPCO Common Stock and associated preferred stock purchase rights. The Company's and MAPCO's shareholders approved actions necessary to complete the transaction at special stockholder meetings on February 26, 1998. See Note 19 to Notes to Consolidated Financial Statements. The Federal Trade Commission announced on March 27, 1998, that it would allow the parties to consummate the transaction, and the parties closed the transaction on March 28, 1998.

     MAPCO is a Tulsa, Oklahoma-based diversified energy company. Subsidiaries of MAPCO engage in the transportation by pipeline of natural gas liquids ("NGLs"), anhydrous ammonia, crude oil, and refined petroleum products; the transportation by truck and rail of NGLs and refined petroleum products; the refining of crude oil; the marketing and trading of NGLs, refined petroleum products, and crude oil; NGL storage; and the marketing of motor fuel and merchandise through convenience store operations. MAPCO's subsidiary, Mid-America Pipeline Company, owns and operates 7,668 miles of pipeline and related pumping, metering, and storage facilities. Subsidiaries of MAPCO also own and operate two petroleum products refineries, one in Alaska, which markets approximately 44,000 barrels of refined products per day in Alaska, Canada, and the Pacific Rim, and one in Tennessee, which markets approximately 110,000 barrels of refined products per day. MAPCO's subsidiary, Thermogas Company, is the fourth largest propane marketer in the United States and sells propane in 18 states to more than 350,000 customers. Its MAPCO Express subsidiaries operate approximately 230 convenience stores and travel centers primarily in Tennessee and Alaska. MAPCO also owns subsidiaries providing fleet operators with motor fuel and data management and providing energy-related information services. MAPCO also holds equity investments in other businesses.

     Management believes the acquisition furthers its strategy of seeking growth through strategic acquisitions and alliances and that MAPCO's assets and operations complement the Company's existing lines of business. Following the acquisition, the Company will operate the MAPCO businesses through Williams Energy Group.

     On January 5, 1998, the Company's three-year non-compete agreement resulting from the 1995 sale of the network services operations of its telecommunications subsidiary expired, and the Company announced plans to re-enter the long-distance telecommunications market as a provider of wholesale communications services over an 18,000-mile network expected to be in operation by the beginning of 1999.

     In April 1997, the Company merged its wholly owned subsidiary, Williams Telecommunications Systems, Inc. with Nortel Communications Systems, Inc., which was a wholly owned subsidiary of Northern Telecom, Inc. The Company holds a 70 percent interest in the newly formed entity, Williams Communications Solutions, LLC. See Note 2 of Notes to Consolidated Financial Statements.

     In January 1996, the Company acquired a 49.9 percent interest from its partner in Kern River Gas Transmission Company giving the Company 99.9 percent ownership of this natural gas pipeline system. The purchase price was $206 million. See Note 2 of Notes to Consolidated Financial Statements. The Company acquired the remaining 0.1 percent interest in the partnership in February 1997, for $387,600.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The Company, through subsidiaries, engages in the transportation and sale of natural gas and related activities; natural gas gathering, processing, and treating activities; the transportation and terminaling of petroleum products; hydrocarbon exploration and production activities; the production and marketing of ethanol; and energy commodity marketing and trading and provides a variety of other products and services, including price risk management services, to the energy industry. The Company also engages in the communications business. In 1997, the Company's energy subsidiaries owned and operated: (i) five interstate natural gas pipeline systems; (ii) natural gas production properties; (iii) natural gas gathering and processing facilities; (iv) a common carrier petroleum products and crude oil pipeline system; (v) petroleum products terminals; and
(vi) ethanol production facilities. The Company's communications subsidiaries offer: (i) data-, voice- and video-related products and services; (ii) advertising distribution services; (iii) video services and other multimedia services for the broadcast industry; (iv) enhanced facsimile and audio- and videoconferencing services for businesses; (v) customer-premise voice and data equipment, including installation, maintenance, and integration; and (vi) network integration and management services nationwide. The Company also has investments in the equity of certain other companies.

     Substantially all operations of Williams are conducted through subsidiaries. Williams performs management, legal, financial, tax, consultative, administrative, and other services for its subsidiaries. Williams' principal sources of cash are from external financings, dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered and interest payments from subsidiaries on cash advances. The amount of dividends available to Williams from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements. The terms of certain subsidiaries' borrowing arrangements limit the transfer of funds to the Company.

     To achieve organizational and operating efficiencies, the Company's interstate natural gas pipelines are grouped together under its wholly owned subsidiary, Williams Interstate Natural Gas Systems, Inc. All other operating companies are owned by Williams Holdings of Delaware, Inc., a wholly-owned subsidiary of the Company. The energy operations of Williams Holdings of Delaware, Inc. are grouped into a wholly-owned subsidiary, Williams Energy Group, and its communications operations are grouped into a wholly-owned subsidiary, Williams Communications Group, Inc. Item 1 of this report is formatted to reflect this structure.

                 WILLIAMS INTERSTATE NATURAL GAS SYSTEMS, INC.

     The Company's interstate natural gas pipeline group, comprised of Williams Interstate Natural Gas Systems, Inc. and its subsidiaries, owns and operates a combined total of approximately 27,000 miles of pipelines with a total annual throughput of approximately 3,700 TBtu* of natural gas and peak-day delivery capacity of approximately 15 Bcf of natural gas. The interstate natural gas pipeline group consists of Transcontinental Gas Pipe Line Corporation, Northwest Pipeline Corporation, Kern River Gas Transmission Company, Texas Gas Transmission Corporation and Williams Gas Pipelines Central, Inc. The pipeline group also holds minority interests in joint venture interstate natural gas pipeline systems. The Company acquired Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation in 1995. For the accounting treatment of the acquisition, see Note 2 of Notes to Consolidated Financial Statements. As noted above, the Company acquired an additional 49.9 percent interest in Kern River Gas Transmission Company in January 1996 and the remaining 0.1 percent interest in February 1997.

---------------

* The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "Btu" means British Thermal Unit, "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units. The term "Dth" means dekatherm. The term "Mbbl" means one thousand barrels. The term "GWh" means gigawatt hour.

     In 1997, the Company's gas pipeline group began the process of combining certain administrative functions, such as human resources, information services, technical services, and finance, of its operating companies in an effort to lower costs and increase effectiveness. In addition, the Company combined the management teams of two of the operating companies, Northwest Pipeline Corporation and Kern River Gas Transmission Company, in 1997. Also in 1997, the senior vice president and general manager of Texas Gas Transmission Corporation assumed additional responsibilities as senior vice president and general manager of Williams Gas Pipelines Central, Inc. The Company made these management changes to increase the organizational efficiency of its natural gas pipeline group; however, each of these operating companies continues to operate as a separate legal entity. The Company's gas pipeline subsidiaries employ approximately 3,600 employees.

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

TRANSCONTINENTAL GAS PIPE LINE CORPORATION (TRANSCO)

     Transco is an interstate natural gas transmission company that owns a 10,500-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi and the offshore Gulf of Mexico through the states of Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania, and New Jersey to the New York City metropolitan area. The system serves customers in Texas and eleven southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania. Effective May 1, 1995, Transco transferred the operation of certain production area facilities to Williams Field Services Group, Inc., an affiliated company.

  Pipeline System and Customers

     At December 31, 1997, Transco's system had a mainline delivery capacity of approximately 3.8 Bcf of gas per day from production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.9 Bcf of gas per day for a system-wide delivery capacity total of approximately 6.7 Bcf of gas per day. Excluding the production area facilities operated by Williams Field Services Group, Inc., Transco's system is composed of approximately 7,300 miles of mainline and branch transmission pipelines, 39 compressor stations and six storage locations. Compression facilities at a sea level-rated capacity total approximately 1.3 million horsepower.

     Transco's major gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco's pipeline system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. Transco's largest customer in 1997 accounted for approximately 12 percent of Transco's total operating revenues. No other customer accounted for more than 10 percent of total operating revenues in 1997. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation services under shorter term agreements.

     Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields and a liquefied natural gas (LNG) storage facility. The total top gas storage capacity available to Transco and its customers in such storage fields and LNG facility is approximately 216 Bcf of gas. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

  Expansion Projects

     In February 1997, Pine Needle LNG Company, LLC, which is owned by Transco and several of its major customers, commenced construction of an LNG storage project in Guilford County, North Carolina. The project will have 4 Bcf of storage capacity and 400 MMcf per day of withdrawal capacity, and is expected to be placed into service on or about May 1, 1999. The project is estimated to cost approximately $107 million. Transco will operate the facility and have a 35 percent ownership interest. Transco expects to make equity investments of approximately $19 million in this project.

     In March 1997, Transco announced its MarketLink Expansion Project. MarketLink will expand Transco's Leidy Line and market-area mainline facilities, providing the final transportation link for several pipeline projects designed to transport Canadian and Rocky Mountain gas supplies to eastern markets. The total cost and capacity of the project, which is targeted to be in service for the 1999-2000 winter heating season, will be determined based on market subscriptions. Transco plans to file for FERC approval of the project during the first quarter of 1998.

     In March 1997, Independence Pipeline Company filed with FERC an application, which was amended in December 1997, for approval to construct and operate a pipeline consisting of approximately 400 miles of 36-inch diameter pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. Independence will provide approximately 916 MMcf per day of firm gas transportation capacity and is expected to be in service in the 1999-2000 time frame. The estimated cost of the project is $678 million, and Transco's equity contributions will be approximately $68 million based on its expected one-third ownership interest in the project.

     In April 1997, Transco withdrew its FERC certificate application for the Seaboard Expansion Project and filed an application with the FERC for the Pocono Expansion Project, which was completed and placed into service in November 1997. Pocono added 35 MMcf per day of firm gas transportation capacity on Transco's Leidy Line in Pennsylvania. The cost of the expansion is approximately $10 million.

     In August 1997, FERC issued a certificate authorizing Transco to expand its existing Maiden Lateral to Piedmont Natural Gas Company, Inc. in Lincoln and Catawba Counties, North Carolina. The project facilities include approximately 18 miles of 16-inch pipeline loop and an expansion of Transco's existing Lowesville Meter Station. The project was placed into service in November 1997. The cost for the facilities is approximately $13 million.

     In November 1997, Transco completed and placed into service the SunBelt Expansion Project. This project added approximately 146 MMcf per day of firm gas transportation capacity to markets in Georgia, South Carolina, and North Carolina. The total cost of the expansion was approximately $85 million, of which $61 million was expended in 1997.

     In November 1997, the North Carolina Utilities Commission issued an order approving the Cardinal Pipeline System Project. Wholly owned subsidiaries of Transco and three of its North Carolina customers will own the pipeline, which will involve the acquisition of the existing 37-mile Cardinal pipeline in North Carolina and construction of an approximately 67-mile extension of the pipeline to new interconnections near Clayton County, North Carolina. This project will provide 140 MMcf per day of additional firm gas transportation capacity to North Carolina markets and is expected to be placed into service by the end of 1999. A wholly owned subsidiary of Transco will operate the pipeline and have a 45 percent ownership interest in the project. Transco expects to make equity investments of approximately $22 million in this project, of which approximately $900,000 was invested during 1997.

     In December 1997, Transco and AGL Resources Inc. (AGL) formed Cumberland Gas Pipeline Company. Under this project, existing pipeline facilities of Transco and AGL will be expanded northward into Tennessee, establishing a 135-mile pipeline that is expected to provide firm transportation capacity to markets in Georgia and Tennessee by the 2000-2001 winter heating season. The project is expected to be submitted for

FERC approval in the third quarter of 1998. Transco will operate the pipeline facilities and have a 50 percent ownership interest. Transco estimates that the total cost of this project will be up to $115 million, and expects to make equity investments of up to $29 million. To complement the Cumberland project, Transco will offer additional pipeline capacity from the terminus of its existing Mobile Bay Lateral in Choctaw County, Alabama, to its interconnect with Cumberland at Transco's Station 125 in Walton County, Georgia, at a cost of up to $120 million.

     In January 1998, the FERC approved the Mobile Bay Lateral Expansion Project, an expansion of Transco's existing 123-mile Mobile Bay Lateral. The project is expected to provide new firm transportation capacity of 350 MMcf of gas per day from the outer continental shelf to Transco's Station 82 and increase capacity on the existing onshore lateral from 520 MMcf of gas per day to 784 MMcf of gas per day. The project is targeted to be placed into service in two phases during 1998 at a cost of approximately $120 million, of which approximately $36 million was invested during 1997.

     In January 1998, FERC approved the 1998 Cherokee Expansion Project, an incremental expansion of Transco's pipeline system in its southern market area which will provide approximately 84 MMcf of gas per day of new firm gas transportation capacity on Transco's system by a proposed in-service date of November 1, 1998. The estimated cost for this project is $68 million, of which $9.3 million was invested during 1997.

     In January 1998, Transco and Duke Energy Corporation announced plans to form a joint venture to develop a new natural gas pipeline project into New York City. The project, called the Cross Bay Pipeline, will combine Duke's previously announced Excelsior(sm) project with the existing Long Beach delivery facilities on Transco's system into a new integrated delivery pipeline. The project will provide up to 700 MMcf of gas per day on a phased-in basis, with the in-service date of the initial phase being targeted for 1999.

     Operating Statistics. The following table summarizes transportation data for the periods indicated, including the portion of 1995 during which the Company did not own Transco (in TBtus):

                                                           1997       1996       1995
                                                          -------    -------    -------
System Deliveries (TBtu)
  Market-area deliveries:
     Long-haul transportation...........................    940.2      948.9      858.4
     Market-area transportation.........................    438.9      428.1      467.3
                                                          -------    -------    -------
          Total market-area deliveries..................  1,379.1    1,377.0    1,325.7
  Production-area transportation........................    186.8      210.0      165.9
                                                          -------    -------    -------
          Total system deliveries.......................  1,565.9    1,587.0    1,491.6
                                                          =======    =======    =======
Average Daily Transportation Volumes....................      4.3        4.3        4.1
Average Daily Firm Reserved Capacity....................      5.5        5.2        5.2

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

  Pipeline System and Customers

     At December 31, 1997, Northwest Pipeline's system, having an aggregate mainline deliverability of approximately 2.5 Bcf of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines and 40 mainline compressor stations with a combined capacity of approximately 307,000 horsepower.

     In 1997, Northwest Pipeline transported natural gas for a total of 153 customers. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The five largest customers of Northwest Pipeline in 1997 accounted for approximately 17 percent, 16.9 percent, 11.8 percent, 10.6 percent and 10.4 percent, respectively, of its total operating revenues. No other customer accounted for more than 10 percent of total operating revenues. Northwest Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Northwest Pipeline's business. Additionally, Northwest Pipeline offers interruptible transportation service under agreements that are generally short term.

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

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtus):

                                                              1997    1996    1995
                                                              ----    ----    ----
Transportation Volumes......................................  714     834     826
Average Daily Transportation Volumes........................  2.0     2.3     2.3
Average Daily Firm Reserved Capacity........................  2.5     2.5     2.4

     Transportation volumes declined from 1996 to 1997 as a result of Northwest Pipeline's sale in late 1996 of a majority of its South End Facilities.

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

  Pipeline System and Customers

     As of December 31, 1997, Kern River's pipeline system was composed of approximately 705 miles of mainline and branch transmission pipelines and five compressor stations having an aggregate mainline delivery capacity of 700 MMcf of gas per day. The pipeline system interconnects with the pipeline facilities of another pipeline company at Daggett, California. From the point of interconnection, Kern River and the other pipeline company have a common 219-mile pipeline which is owned 63.6 percent by Kern River and 36.4 percent by the other pipeline company, as tenants in common, and is designed to accommodate the combined throughput of both systems. This common facility has a capacity of
1.1 Bcf of gas per day.

     Kern River transports gas for others under firm long-term transportation contracts totaling 694 MMcf of gas per day. In 1997, Kern River transported natural gas for customers in California, Nevada, and Utah. Gas was transported for reinjection as a part of enhanced oil recovery in Kern County, California, and for local distribution customers, electric utilities, cogeneration projects, and commercial and other industrial customers. The four largest customers of Kern River in 1997 accounted for approximately 16 percent, 14 percent, 12 percent, and 10 percent, respectively, of its total operating revenues. Three of these customers serve the enhanced oil recovery fields. No other customer accounted for more than 10 percent of total operating revenues in 1997.

     Kern River has executed a seasonal firm transportation contract to deliver natural gas into the Las Vegas, Nevada, market area during the winter months. Kern River began deliveries of approximately 10 MMcf of gas per day during 1997 and expects to escalate such deliveries to 40 MMcf of gas per day on a seasonal basis by 1999.

     Operating Statistics. The following table summarizes transportation data for the periods indicated, including periods during which the Company owned less than 100 percent of Kern River (in TBtus):

                                                              1997   1996   1995
                                                              ----   ----   ----
Transportation Volumes......................................  285    281    286
Average Daily Transportation Volumes........................  .78    .77    .78
Average Daily Firm Reserved Capacity........................  .73    .71    .72

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

  Pipeline System and Customers

     At December 31, 1997, TXG's system, having a mainline delivery capacity of approximately 2.8 Bcf of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission pipelines and 32 compressor stations having a sea level-rated capacity totaling approximately 549,000 horsepower.

     In 1997, TXG transported gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois, and Ohio and to customers in the Northeast served indirectly by TXG. TXG transported gas for 110 distribution companies and municipalities for resale to residential, commercial and industrial users. TXG provided transportation services to approximately 20 industrial customers located along the system. At December 31, 1997, TXG had transportation contracts with approximately 588 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers. The largest customer of TXG in 1997 accounted for approximately 12.4 percent of its total operating revenues. No other customer accounted for more than 10 percent of total operating revenues during 1997. TXG's firm transportation and storage agreements are generally long-term agreements with various expiration dates and account for the major portion of TXG's business. Additionally, TXG offers interruptible transportation and storage services under agreements that are generally short-term.

     TXG owns and operates natural gas storage reservoirs in 10 underground storage fields located on or near its pipeline system and/or market areas. The storage capacity of TXG's certificated storage fields is approximately 177 Bcf of gas. TXG's storage gas is used in part to meet operational balancing needs on its system, in part to meet the requirements of TXG's firm and interruptible storage customers, and in part to meet the requirements of TXG's "no-notice" transportation service, which allows TXG's customers to temporarily draw from TXG's storage gas to be repaid in-kind during the following summer season. A large portion of the gas delivered by TXG to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

     Operating Statistics. The following table summarizes total system transportation volumes for the periods indicated, including the portion of 1995 during which the Company did not own TXG (in TBtus):

                                                              1997    1996    1995
                                                              -----   -----   -----
Transportation Volumes......................................  773.6   794.5   693.3
Average Daily Transportation Volumes........................    2.1     2.2     1.9
Average Daily Firm Reserved Capacity........................    2.2     2.1     2.0

WILLIAMS GAS PIPELINES CENTRAL, INC. (CENTRAL)

     Central, formerly known as Williams Natural Gas Company, is an interstate natural gas transmission company that owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas, and Wyoming. The system serves customers in seven states, including major metropolitan areas of Kansas and Missouri, its chief market areas.

  Pipeline System and Customers

     At December 31, 1997, Central's system, having a mainline delivery capacity of approximately 2.2 Bcf of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines and 42 compressor stations having a sea level-rated capacity totaling approximately 218,000 horsepower.

     In 1997, Central transported gas to customers in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas, and Wyoming. Gas was transported for 70 distribution companies and municipalities for resale to residential, commercial and industrial users in approximately 530 cities and towns. Transportation services were provided to approximately 303 industrial customers, federal and state institutions and agricultural processing plants located principally in Kansas, Missouri and Oklahoma. At December 31, 1997, Central had transportation contracts with approximately 201 shippers. Transportation shippers included distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, marketers and producers.

     In 1997, approximately 68 percent (approximately 34 percent each) of total operating revenues were generated from gas transportation services to Central's two largest customers, Kansas Gas Service Company, a division of Oneok, Inc., formerly Western Resources, Inc., and Missouri Gas Energy Company. Kansas Gas Service Company sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Missouri Gas Energy sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. No other customer accounted for more than 10 percent of operating revenues during 1997.

     In 1997, Central reached agreement with its two major customers to renew a major portion of their firm capacity that was to expire under then-existing contracts. The majority of the new contracts have terms ranging from four to five years. Central's remaining firm transportation agreements have various expiration dates ranging from one year to twenty years, with the majority expiring in three to eight years. Additionally, Central offers interruptible transportation services under agreements that are generally short term.

     Central operates nine underground storage fields with an aggregate working gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf of gas per day. Central's customers inject gas in these fields when demand is low and withdraw it to supply their peak requirements. During periods of peak demand, approximately two-thirds of the firm gas delivered to customers is supplied from these storage fields. Storage capacity enables the system to operate more uniformly and efficiently during the year.

     During 1997, Central completed four expansion projects which resulted in additional firm transportation contracts totaling over 71,000 Dth per day.

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtus):

                                                              1997    1996    1995
                                                              ----    ----    ----
Transportation Volumes......................................  337     341     334
Average Daily Transportation Volumes........................   .9      .9      .9
Average Daily Firm Reserved Capacity........................  2.1     1.9     2.0

REGULATORY MATTERS

     In 1992, FERC issued Order 636, which required interstate pipeline companies to restructure their tariffs to eliminate traditional on-system sales services. In addition, the Order required implementation of various changes in forms of service, including unbundling of gathering, transmission and storage services; terms and conditions of service; rate design; gas supply realignment cost recovery; and other major rate and tariff revisions. Kern River implemented its restructuring on August 1, 1993; Central implemented its restructuring on October 1, 1993; and Transco, Northwest Pipeline and TXG implemented their restructurings on November 1, 1993. Certain aspects of three pipeline companies' Order 636 restructurings are under appeal.

     Each interstate natural gas pipeline has various regulatory proceedings pending. Rates are established primarily through FERC's ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation rates, (2) allowed rate of return, including the equity component of the capital structure, and (3) volume throughput assumptions. FERC determines the allowed rate of return in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of such proceedings, the pipeline companies have collected a portion of their revenues subject to refund. See Note 13 of Notes to Consolidated Financial Statements for the amount of revenues reserved for potential refund as of December 31, 1997.

     Each of the interstate natural gas pipeline companies that were formerly gas supply merchants has undertaken the reformation of its respective gas supply contracts. None of the pipelines have any significant pending supplier take-or-pay, ratable-take or minimum-take claims. Central has an accrued liability recorded of $94 million for its estimated remaining contract reformation and gas supply realignment costs under Order 636. These contracts are presently subject to certain FERC proceedings. For information on outstanding issues with respect to contract reformation, gas purchase deficiencies and related regulatory issues, see Note 18 of Notes to Consolidated Financial Statements.

COMPETITION

     FERC continues to regulate each of the Company's interstate natural gas pipeline companies pursuant to the Natural Gas Act and the NGPA. However, competition for natural gas transportation has intensified in recent years due to customer access to other pipelines, rate competitiveness among pipelines, customers' desire to have more than one transporter and regulatory developments. FERC's stated purpose for implementing Order 636 was to improve the competitive structure of the natural gas pipeline industry. Future utilization of pipeline capacity will depend on competition from other pipelines, use of alternative fuels, the general level of natural gas demand and weather conditions. Electricity and distillate fuel oil are primary competitive forms of energy for residential and commercial markets. Coal and residual fuel oil compete for industrial and electric generation markets. Nuclear and hydroelectric power and power purchased from grid arrangements among electric utilities also compete with gas-fired power generation in certain markets.

     As mentioned, when restructured tariffs became effective under Order 636, all suppliers of natural gas were able to compete for any gas markets capable of being served by the pipelines using nondiscriminatory transportation services provided by the pipelines. As the Order 636 regulated environment has matured, many pipelines have faced reduced levels of subscribed capacity as contractual terms expire and customers opt to reduce firm capacity under contract in favor of alternative sources of transmission and related services. This situation, known in the industry as "capacity turnback," is forcing the pipelines to evaluate the consequences of major demand reductions in traditional long-term contracts. It could also result in significant shifts in system utilization, and possible realignment of cost structure for remaining customers since all interstate natural gas pipeline companies continue to charge rates approved by FERC on a cost of service basis.

     The Company is aware that several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level under Order 636. Such activity, frequently referred to as "LDC unbundling," has been most pronounced in the states of New York, New Jersey, Georgia, and Pennsylvania. New York and New Jersey began establishing LDC unbundling regulations in 1995 and continue to develop regulations regarding LDC unbundling. Georgia enacted an LDC unbundling program in 1997. Pennsylvania is currently considering LDC unbundling and may enact such legislation in 1998. In addition, Maryland and Delaware currently have pilot unbundling programs for industrial, commercial, and residential end-users. Management expects these regulations to encourage greater competition in the natural gas marketplace.

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

     For a discussion of specific environmental issues involving the interstate pipelines, including estimated cleanup costs associated with certain pipeline activities, see "Environmental" under Management's Discussion and Analysis of Financial Condition and Results of Operations and "Environmental Matters" in
Note 18 of Notes to Consolidated Financial Statements.

            WILLIAMS HOLDINGS OF DELAWARE, INC. (WILLIAMS HOLDINGS)

     Williams Holdings' energy subsidiaries are engaged in exploration and production; natural gas gathering, processing and treating activities; petroleum products transportation and terminaling; ethanol production and marketing; and energy commodity marketing and trading and price risk management and energy finance services. In addition, these subsidiaries provide a variety of other products and services to the energy industry. Williams Holdings' communications subsidiaries offer data-, voice-, and video-related products and services and customer premise voice and data equipment, including installation, maintenance, and integration, nationwide. Williams Holdings also has certain other equity investments.

WILLIAMS ENERGY GROUP (WILLIAMS ENERGY)

     In 1996, Williams Holdings reorganized its energy operations under a newly created, wholly owned subsidiary, Williams Energy Group, and began reporting such operations for financial reporting purposes on this basis in the fourth quarter of 1996.

     Williams Energy is comprised of four major business units: Exploration and Production, Field Services, Petroleum Services, and Energy Marketing and Trading. Through its business units, Williams Energy engages in energy production and exploration activities; natural gas gathering, processing, and treating; petroleum liquids transportation and terminal services; ethanol production; and energy commodity marketing and trading.

     Williams Energy, through its subsidiaries, owns 600 Bcf of proved natural gas reserves located primarily in the San Juan Basin of Colorado and New Mexico and owns or operates approximately 11,000 miles of gathering pipelines (including certain gathering lines owned by an affiliate but operated by Field Services), 10 gas treating plants, 10 gas processing plants, 53 petroleum products terminals, and approximately 9,100 miles of liquids pipeline. Physical and notional volumes marketed and traded by Williams Energy's Energy Marketing and Trading unit approximated 11,018 TBtu equivalents in 1997. In support of its power marketing activities, Williams Energy acquired a cogeneration plant in Hazleton, Pennsylvania, in 1997 and also owns a cogeneration plant in northwestern New Mexico. These facilities add approximately 113 megawatts of capacity to its portfolio. Williams Energy, through its subsidiaries, employs approximately 2,800 employees.

     Revenues and operating profit for Williams Energy by business unit are reported in Note 4 of Notes to Consolidated Financial Statements herein.

     A business description of each of Williams Energy's business units follows.

EXPLORATION AND PRODUCTION

     Williams Energy, through its wholly owned subsidiary Williams Production Company (Williams Production), owns and operates producing natural gas leasehold properties in the United States. In addition, Williams Production is actively exploring for oil and gas.

     Oil and gas properties. Exploration and production properties are located primarily in the Rocky Mountains and Gulf Coast areas. Rocky Mountain properties are located in the San Juan Basin in New Mexico and Colorado, in Wyoming, and in Utah. Gulf Coast properties include North Louisiana, the Houma Embayment and Transition Zone in Southern Louisiana, Pinnacle Reef play in East Texas, Sligo and Wilcox trends in South Texas, and offshore Gulf of Mexico.

     Gas Reserves. As of December 31, 1997, 1996, and 1995, Williams Production had proved developed natural gas reserves of 362 Bcf, 323 Bcf, and 292 Bcf, respectively, and proved undeveloped reserves of 238 Bcf, 208 Bcf, and 222 Bcf, respectively. Of Williams Production's total proved reserves, 89 percent are located in the San Juan Basin of Colorado and New Mexico. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. As of December 31, 1997, the gross and net developed leasehold acres owned by Williams Production totaled 268,331 and 115,728 respectively, and the gross and net undeveloped acres owned were 447,458 and 121,351 respectively. As of such date, Williams Production owned interests in 3,113 gross producing wells (558 net) on its leasehold lands. The following tables summarize drilling activity for the periods indicated:

                      1997 WELLS                        GROSS     NET
                      ----------                        -----    -----
Development
  Drilled.............................................   198     32.6
  Completed...........................................   198     32.6
Exploration
  Drilled.............................................    12      4.6
  Completed...........................................     9      2.8

                      COMPLETED                         GROSS     NET
                        DURING                          WELLS    WELLS
                      ---------                         -----    -----
  1997................................................   207       35
  1996................................................    65       11
  1995................................................    61       22

     The majority of Williams Production's gas production is currently being sold in the spot market at market prices. Total net production sold during 1997, 1996, and 1995 was 37.1 Bcf, 31.0 Bcf, and 30.0 Bcf, respectively. The average production costs, including production taxes, per Mcf of gas produced were $.42, $.23, and $.23, in 1997, 1996, and 1995, respectively. The average wellhead sales price per Mcf was $1.62, $.98, and $.88, respectively, for the same periods. Net production sold and average production costs for 1996 and 1995 have been restated to include net profits volumes not previously reported.

     In 1993, Williams Production conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Williams subsequently sold Trust Units to the public in an underwritten public offering. Williams Holdings owns 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Production information reported herein includes Williams Production's interest in such Units.

FIELD SERVICES

     Williams Energy, through Williams Field Services Group, Inc. and its subsidiaries (Field Services), owns and operates natural gas gathering, processing, and treating facilities located in northwestern New Mexico, southwestern Colorado, southwestern Wyoming, northwestern Oklahoma, southwestern Kansas, and also in areas offshore and onshore in Texas and Louisiana. Field Services also operates gathering facilities that are owned by Transco, an affiliated company, and that are currently regulated by the FERC. In February 1996, Field Services and Transco filed applications with FERC to spindown all of Transco's gathering facilities to Field Services. FERC subsequently denied the request in September 1996. Field Services and Transco sought rehearing in October 1996. In August 1997, Field Services and Transco filed a second request for expedited treatment of the rehearing request. FERC has yet to rule on this request for rehearing.

     Expansion Projects. Field Services continued to expand its operations in the gulf coast region during 1997 primarily through the Mobile Bay Project. During the year, Field Services obtained a life-of-reserves commitment from SOCO Offshore to anchor the construction of the Field Services' facilities required to gather and process near the Outer Continental Shelf. These committed reserves along with existing production from the Mobile Bay area will more than adequately supply this plant, scheduled to begin operations in early 1999. In addition, Field Services has acquired the remaining 50 percent interest in the 500 MMcfd Cameron Meadows processing plant in south Texas, has reached an agreement to partner in a 200 MMcfd processing plant in Louisiana, and finalized construction plans for a deep water gathering line to Green Canyon Federal Block 205 off Transco's Southeast Louisiana gathering system where planned capacity is expected to reach 90 MMcfd in the fourth quarter of 1998.

     Customers and Operations. Facilities owned and/or operated by Field Services consist of approximately 11,000 miles of gathering pipelines (including certain gathering lines owned by an affiliate but operated by Field Services), 10 gas treating plants and 10 gas processing plants (one of which is partially owned). The aggregate daily inlet capacity is approximately 7.9 Bcf for the gathering systems and 6.7 Bcf of gas for the gas processing, treating, and dehydration facilities. Gathering and processing customers have direct access to interstate pipelines, including affiliated pipelines, which provide access to multiple markets.

     During 1997, Field Services gathered natural gas for 296 customers. The largest gathering customer accounted for approximately 17 percent of total gathered volumes. During 1997, Field Services processed natural gas for a total of 130 customers. The largest customer accounted for approximately 24 percent of total processed volumes. No other customer accounted for more than 10 percent of gathered or processed volumes. Field Services' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Field Services.

     Operating Statistics. The following table summarizes gathering, processing, and natural gas liquid sales volumes for the periods indicated. The information includes operations attributed to facilities owned by affiliated entities but operated by Field Services, including the portion of 1995 during which the Company did not own such facilities:

                                                              1997     1996     1995
                                                              -----    -----    -----
Gas volumes (TBtu, except liquids sales):
  Gathering.................................................  2,153    2,155    1,806
  Processing................................................    520      484      406
  Natural gas liquid sales (millions of gallons)............    551      403      284

PETROLEUM SERVICES

     Williams Energy, through wholly owned subsidiaries in its Petroleum Services unit, owns and operates a petroleum products and crude oil pipeline system, two ethanol production plants (one of which is partially owned), and petroleum products terminals and provides services and markets products related thereto.

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

     At December 31, 1997, the system traversed approximately 7,100 miles of right-of-way and included approximately 9,100 miles of pipeline in various sizes up to 16 inches in diameter. The system includes 77 pumping stations, 23 million barrels of storage capacity, and 40 delivery terminals. The terminals are equipped to deliver refined products into tank trucks and tank cars. The maximum number of barrels which the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Because the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated.

     An affiliate of Williams Pipe Line, Longhorn Enterprises of Texas, Inc. ("LETI"), owns a 31.5 percent interest in Longhorn Partners Pipeline, LP, a joint venture formed to construct and operate a refined products pipeline from Houston to El Paso, Texas. The pipeline is expected to commence operations in 1998. Williams Pipe Line will design, construct, and operate the pipeline, and LETI has irrevocably committed to contribute $87.4 million to the joint venture in 1998.

     Operating Statistics. The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                         1997       1996       1995
                                                        -------    -------    -------
Shipments (thousands of barrels):
  Refined products:
     Gasolines........................................  132,428    134,296    125,060
     Distillates......................................   71,694     68,628     61,238
     Aviation fuels...................................   10,557     11,189     12,535
     LP-Gases.........................................   13,322     15,618     12,839
     Lube extracted fuel oil..........................    7,471      8,555      4,462
     Crude oil........................................       31        891        860
                                                        -------    -------    -------
          Total Shipments.............................  235,503    239,177    216,994
                                                        =======    =======    =======
Daily average (thousands of barrels)..................      645        655        595
Average haul (miles)..................................      259        259        269
Barrel miles (millions)...............................   61,086     61,969     58,326

     Environmental regulations and changing crude supply patterns continue to affect the refining industry. The industry's response to environmental regulations and changing supply patterns will directly affect volumes and products shipped on the Williams Pipe Line system. Environmental Protection Agency ("EPA") regulations, driven by the Clean Air Act, require refiners to change the composition of fuel manufactured. A pipeline's ability to respond to the effects of regulation and changing supply patterns will determine its ability to maintain and capture new market shares. Williams Pipe Line has successfully responded to changes in diesel fuel composition and product supply and has adapted to new gasoline additive requirements. Reformulated gasoline regulations have not yet significantly affected Williams Pipe Line. Williams Pipe Line will continue to attempt to position itself to respond to changing regulations and supply patterns but cannot predict how future changes in the marketplace will affect its market areas.

     Ethanol. Williams Energy, through its wholly owned subsidiary Williams Energy Ventures, Inc. (WEV), is engaged in the production and marketing of ethanol. WEV owns and operates two ethanol plants of which corn is the principal feedstock. The Pekin, Illinois, plant, which WEV purchased in 1995, has an annual production capacity of 100 million gallons of fuel-grade and industrial ethanol and also produces various coproducts. The Aurora, Nebraska, plant (in which WEV owns a 74.68 percent interest) began operations in November 1995 and has an annual production capacity of 30 million gallons. WEV also markets ethanol produced by third parties.

     The sales volumes set forth below include ethanol produced by third parties as well as by WEV for the periods indicated:

                                                          1997       1996       1995
                                                         -------    -------    ------
Ethanol sold (thousands of gallons)....................  145,612    119,800    53,500
Coproducts sold (thousands of tons)....................      494        398       159

     Terminals and Services. Williams Energy, through its subsidiary WEV, operates petroleum products terminals in the western and southeastern United States and provides services including performance additives and ethanol blending. In September 1996, WEV acquired a 45.5 percent interest in eight petroleum products terminals located in the southeast United States. In 1997, these terminals loaded approximately 17.3 million barrels of refined products. In December 1997, WEV acquired a terminal in Dallas, Texas. The preceding volume data do not reflect activity at this terminal.

ENERGY MARKETING AND TRADING

     Williams Energy, through subsidiaries, primarily Williams Energy Services Company and its subsidiaries ("WESCO"), is a national energy services provider that buys, sells, and transports a full suite of energy commodities, including natural gas, electricity, refined products, natural gas liquids, crude oil, and liquefied natural gas, on a wholesale and retail level, serving over 3,500 companies. In addition, WESCO offers a comprehensive array of price-risk management products and services and capital services to the diverse energy industry.

     WESCO markets natural gas throughout North America and grew its total volumes (physical and notional) to an average of 22.3 Bcf per day in 1997. The core of WESCO's business has traditionally been the Gulf Coast and eastern regions, using the pipeline systems owned by the Company, but also includes marketing on approximately 50 non-Williams' pipelines. During 1997, approximately one-third of WESCO's volumes were from the Mid-Continent region, up from 10 percent in 1996. WESCO's natural gas customers include producers, industrials, local distribution companies, utilities, and other marketers.

     During 1997, WESCO also marketed refined products, natural gas liquids, crude, and liquefied natural gas with total volumes (physical and notional) averaging 1,208.2 Mbbl per day. WESCO's acquisition in 1997 of the wholesale propane business of Level Energy significantly enhanced its natural gas liquids marketing effort.

     WESCO entered the power marketing and trading business in 1996. During 1997, WESCO marketed 8.3 GWh per hour (physical and notional) of electricity.

     WESCO provides price-risk management services through a variety of financial instruments including forwards, futures, and option and swap agreements related to various energy commodities. Through its energy capital services, WESCO provides participants in both the upstream and downstream portions of the energy industry with capital for energy-related projects including acquisitions of proved reserves and related drilling projects.

     During 1997, WESCO has continued to develop its retail energy services group through acquisitions and alliances. As part of that strategy, WESCO acquired Utility Management Corporation, an energy management services and marketing company in the southeastern United States, serving small- to mid-sized commercial, industrial, and municipal customers. WESCO also has signed a letter of intent with GPU Advanced Resources to form an alliance which will serve markets in six mid-Atlantic states.

     Operating Statistics. The following table summarizes operating profit and marketing volumes for the periods indicated:

                                                              1997     1996     1995
                                                             ------    -----    -----
Average marketing volumes (physical and notional):
  Natural gas (Bcfd)......................................     22.3     15.9     10.2
  Refined products, natural gas liquids, crude (MBpd).....    1,208      384       19
  Electricity (GWh/hr)....................................      8.3      0.5       --

REGULATORY MATTERS

     Field Services. In May 1994, after reviewing its legal authority in a Public Comment Proceeding, FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by interstate pipelines, pipeline-affiliated gathering and processing companies are outside its authority under the Natural Gas Act. An appellate court has affirmed FERC's determination and the U.S. Supreme Court has denied requests for certiorari. As a result of these FERC decisions, some of the individual states in which Field Services conducts its operations have considered whether to impose regulatory requirements on gathering companies. Kansas, Oklahoma, and Texas currently regulate gathering activities using complaint mechanisms under which the state commission may resolve disputes involving an individual gathering arrangement. Other states may also consider whether to impose regulatory requirements on gathering companies.

     Petroleum Services. Williams Pipe Line, as an interstate common carrier pipeline, is subject to the provisions and regulations of the Interstate Commerce Act. Under this Act, Williams Pipe Line is required, among other things, to establish just, reasonable and nondiscriminatory rates, to file its tariffs with FERC, to keep its records and accounts pursuant to the Uniform System of Accounts for Oil Pipeline Companies, to make annual reports to FERC and to submit to examination of its records by the audit staff of FERC. Authority to regulate rates, shipping rules, and other practices and to prescribe depreciation rates for common carrier pipelines is exercised by FERC. The Department of Transportation, as authorized by the 1995 Pipeline Safety Reauthorization Act, is the oversight authority for interstate liquids pipelines. Williams Pipe Line is also subject to the provisions of various state laws applicable to intrastate pipelines.

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

     FERC's Presiding Judge issued the Initial Decision in Phase II on May 29, 1996. The Judge ruled that Williams Pipe Line failed to demonstrate that the rates at issue for the 12 less competitive markets were just and reasonable and that Williams Pipe Line must roll back those rates to pre-1990 levels and pay refunds with interest to its shippers. The Initial Decision held that Williams Pipe Line's individual rates must be judged on the basis of cost allocations, although Williams Pipe Line was given no notice of this particular basis of judgment and the Commission expressly declined to adopt such standards in its Opinion No. 391. Moreover, the Commission clarified its final order in Phase I (Opinion No. 391-A) by stating that Williams Pipe Line was not required to defend its rates with cost allocations. Primarily on this basis, Williams Pipe Line sought a review of the Initial Decision by the full Commission by filing a brief on exceptions on June 28, 1996. The review of the Phase II Initial Decision is pending before the Commission, and a shipper's appeal of the Phase I order in the United States Court of Appeals for the District of Columbia Circuit has been stayed pending the completion of Phase II. Williams Pipe Line is not required to comply with the Initial Decision in Phase II prior to the Commission's issuance of a final order. Williams Pipe Line continues to believe that its revised tariffs will ultimately be found lawful. See Note 18 of Notes to Consolidated Financial Statements.

     Energy Marketing and Trading. Management believes that WESCO's activities are conducted in substantial compliance with the marketing affiliate rules of FERC Order 497. Order 497 imposes certain nondiscrimination, disclosure, and separation requirements upon interstate natural gas pipelines with respect to their natural gas trading affiliates. WESCO has taken steps to ensure it does not share employees with affiliated interstate natural gas pipelines and does not receive information from such affiliates that is not also available to unaffiliated natural gas trading companies.

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

     Energy Marketing and Trading. Williams Energy's energy marketing and trading operations directly compete with large independent energy marketers, marketing affiliates of regulated pipelines and utilities, electric wholesalers and retailers, and natural gas producers. The financial trading business competes with other energy-based companies offering similar services as well as certain brokerage houses. This level of competition contributes to a business environment of constant pricing and margin pressure.

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

     The primary assets of Williams Energy's energy marketing and trading unit are its term contracts, employees, and related systems and technological support.

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

     The EPA has named Williams Pipe Line as a potentially responsible party as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. The EPA placed this site on the National Priorities List in July 1990. In April 1991, Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. The EPA issued its "No Action" Record of Decision in 1994, concluding that there were no significant hazards associated with the site subject to two additional years of monitoring for arsenic in certain existing monitoring wells. Williams Pipe Line completed monitoring in the second quarter of 1997 and has submitted a report of results to the EPA. Management believes no significant additional expenditures will be required for investigation and follow-up at this site.

WILLIAMS COMMUNICATIONS GROUP, INC. (WILLIAMS COMMUNICATIONS)

     As of December 31, 1997, Williams Communications has organized its operating companies into three business units: Solutions, which provides customer-premise voice and data equipment, including installation, integration, and maintenance; Network, which operates the Company's fiber optic network; and Applications, which provides video services and other multimedia services for the broadcast industry; advertising distribution; business television applications; and audio- and videoconferencing services and enhanced facsimile services for businesses. Management believes that the new structure will better position it to provide total enterprise network solutions and superior customer service. In addition, management believes this structure will facilitate growth and diversification while recognizing the convergence of customers, markets and product offerings of its communications entities. In Canada, Solutions operates through its subsidiary, WilTel Communications (Canada), Inc. In late 1997, Williams Communications announced plans to sell its product and content training services business, Williams Learning Network, Inc. See Note 6 of Notes to Consolidated Financial Statements.

     Williams Communications and its subsidiaries own an approximately 11,000-mile communications network (with an additional 21,000-route miles planned or under construction), maintain 155 offices primarily across North America but also in London, Singapore, and Australia, service approximately 133,000 customer sites with approximately 11 million customer ports. In addition, Williams Communications owns or manages five teleports in the United States and has rights to capacity on domestic and international satellite transponders. Williams Communications employed approximately 8,000 employees as of December 31, 1997.

     Consolidated revenues by business unit and operating profit/loss for Williams Communications were as follows for 1997 (dollars in millions):

Revenues:
  Solutions................................................  $1,206.5
  Network..................................................      43.0
  Application..............................................     222.4
  Eliminations.............................................     (26.6)
                                                             --------
  Total....................................................  $1,445.3
                                                             ========
Operating loss.............................................  $  (55.7)
                                                             ========

     The revenues for the Solutions business unit include only eight months of revenues resulting from the merger, which is discussed below, with Nortel Communications Systems, Inc., effective April 30, 1997. The operating loss includes $49.8 million in fourth quarter charges related to the previously noted decision to sell the learning content business and the write-down of assets and the development costs associated with certain advanced applications.

     A business description of each of Williams Communications' business units follows.

SOLUTIONS

     The Solutions unit of Williams Communications provides data, voice and video communications products and services to customers in the United States and Canada. In April 1997, Williams Communications merged its wholly owned subsidiary, Williams Telecommunications Systems, Inc. with Nortel Communications Systems Inc., which was a wholly owned subsidiary of Northern Telecom, Inc. (Northern Telecom). Williams Communications holds a 70 percent interest in the newly formed entity, Williams Communications Solutions, LLC (WCS). Northern Telecom owns the remaining 30 percent. This merger effectively doubled the size of Williams Communications Solutions Customer premise and network solutions operations.

     Williams Communications, through subsidiaries including WCS, serves its customers through more than 120 sales and service locations throughout the United States, over 6,000 employees and over 2,200 stocked service vehicles. WCS employs more than 2,500 technicians and more than 700 sales representatives and sales support personnel to serve an estimated 133,000 commercial, governmental and institutional customer sites. WCS's customer base ranges from large, publicly-held corporations and the federal government to small privately-owned entities.

     WCS offers its customers a full array of data, multimedia, voice and video network interconnect products including digital key systems (generally designed for voice applications with fewer than 100 lines), private branch exchange (PBX) systems (generally designed for voice applications with greater than 100 lines), voice processing systems, interactive voice response systems, automatic call distribution applications, call accounting systems, network monitoring and management systems, desktop video, routers, channel banks, intelligent hubs and cabling. WCS's services also include the design, configuration and installation of voice and data networks and call centers and the management of customers' telecommunications operations and facilities. WCS's National Technical Resource Center provides customers with on-line order entry and trouble reporting services, advanced technical assistance and training. Other service capabilities include Local Area Network and PBX remote monitoring and toll fraud detection.

     Operating Statistics. The following table summarizes the results of operations for Williams Communications Solutions for the periods indicated (dollars and ports in millions):

                                                               1997      1996     1995
                                                             --------   ------   ------
Revenues...................................................  $1,206.5   $568.1   $494.9
Percentage of revenues by type of service:
  New system sales.........................................        52%      40%      34%
  System modifications.....................................        28       34       36
  Maintenance..............................................        19       24       25
  Other....................................................         1        2        2
Backlog....................................................  $  202.5   $112.2   $ 85.0
Total ports................................................      11.0      5.1      4.7

     A port is defined as an electronic address resident in a customer's PBX or key system that supports a station, trunk, or data port.

     In 1997, WCS derived approximately 47.8 percent of its revenues from its existing customer base and approximately 52.2 percent from the sale of new telecommunications systems. WCS's three largest suppliers accounted for approximately 86 percent of equipment sold in 1997. A single manufacturer, Northern Telecom, supplied 73 percent of all equipment sold. In this case, WCS is the largest independent distributor in the United States of certain of this company's products. About 63 percent of WCS's active customer base consists of this manufacturer's products. The distribution agreement with this supplier is scheduled to expire at the end of 2000. Management believes there is minimal risk as to the availability of products from suppliers.

NETWORK

     The Network unit of Williams Communications owns and operates an approximately 11,000-route mile communications network, which is restricted to multi-media applications, and is currently constructing an unrestricted network along a 1,600 mile route from Houston to Washington, D.C. in proximity to pipeline right-of-way owned by an affiliated company. Williams Communications Inc., a subsidiary of Williams Communications, has entered into an exchange agreement with IXC Communications under which it will provide IXC Communications rights to use dark fiber along the Houston-to-Washington, D.C. route and obtain rights to use dark fiber along a 4,500-mile route from Los Angeles to New York, which IXC Communications is constructing. In addition, Williams Communications, Inc. also owns an interest in a joint venture constructing a 1,600-mile fiber optic network on a route connecting Portland, Salt Lake City, and Las Vegas, with a dark fiber agreement extending the network to Los Angeles. With these construction projects and dark fiber agreements and other projects, Williams Communications, Inc. anticipates having an 18,000-route mile fiber optic network in operation by the end of 1998. Williams Communications, Inc. has also signed an agreement to acquire a 350-mile fiber network in Florida and plans to construct additional fiber to connect the Florida network to its existing network in the southeastern United States, and to construct a new fiber route in the Midwestern United States from Chicago westward. The Network unit has ultimate plans for a 32,000-route mile network.

     Upon the expiration of the non-compete agreement related to the Company's 1995 sale of its network services operations on January 5, 1998, Williams Communications announced that it was re-entering the long-distance communications market as a wholesale provider of telecommunications services and had entered into a five-year, multimillion dollar agreement with U S WEST Communications Group to provide wholesale services using its fiber optic network. Williams Communications has also entered into an agreement with Concentric Network Corporation to provide wholesale communications services.

     During 1997, Williams Communications acquired Critical Technologies, Inc., a professional services company deriving revenue from integrating, designing, building, implementing, and maintaining large-scale business communications systems. In addition, Williams Communications acquired a 12.5 percent interest in Concentric Network Corporation, a provider of Internet protocol-based networking services for business and consumer markets.

APPLICATIONS

  Vyvx

     Vyvx, an unincorporated business unit of Williams Communications, Inc., offers broadcast-quality television and multimedia transmission services nationwide by means of Network's 11,000-mile multimedia network, five satellite uplink/downlink facilities and satellite capacity on 30 transponders. Vyvx owns 53 television switching centers, 20 sales and service locations in the United States, and sales and service offices in London, Singapore, and Australia. Vyvx primarily provides backhaul or point-to-point transmission of sports, news and other programming between two or more customer locations. With satellite facilities, Vyvx provides point-to-multipoint transmission service. Vyvx's customers include all of the major broadcast and cable networks. Vyvx is also engaged in the business of advertising distribution and is exploring other multimedia communication opportunities.

     Vyvx owns four teleports (including satellite earth station facilities) located near Atlanta, Denver, Los Angeles, and New York, and operates a fifth teleport in Kansas City. Vyvx also owns assets for the distribution of television advertising, which provide connectivity and presence in more than 550 television broadcast stations around the country.

  Global Access

     Global Access, offers multi-point videoconferencing, audioconferencing and enhanced facsimile services as well as single point to multi-point business television services. Global Access enables Williams Communications to provide customers with integrated media conferences, bringing together voice, video and facsimile by utilizing Williams Communications's existing fiber-optic and satellite services.

     In March 1997, Global Access acquired Satellite Management, Inc., a U.S.-based satellite integrator for business television applications, interactive long distance learning, and corporate communications.

     In December 1996, Williams Communications announced the formation of The Business Channel, a joint venture with the Public Broadcast Service (PBS), to utilize Internet, video-on-demand, fiber-optic and satellite technologies to bring professional development and training services to the business community.

REGULATORY MATTERS

     The equipment WCS sells must meet the requirements of Part 68 of the Federal Communications Commission (FCC) rules governing the equipment registration, labeling and connection of equipment to telephone networks. WCS relies on the equipment manufacturers' compliance with these requirements for its own compliance regarding the equipment it distributes. These regulations have a minimal impact on WCS's operations.

     Williams Communications, Inc. is subject to FCC regulations as common carriers with regard to certain of their transmission services and are subject to the laws of certain states governing public utilities. An FCC rulemaking to eliminate domestic, common carrier tariffs has been stayed pending judicial review. In the interim, the FCC is requiring such carriers to operate under traditional tariff rules. Operations of intrastate microwave communications, satellite earth stations and certain other related transmission facilities are also subject to FCC licensing and other regulations. These regulations do not significantly impact Williams Communications, Inc.'s operations. In 1997, the FCC began implementation of the Universal Service Fund contemplated in the Telecommunications Act of 1996. Williams Communications, Inc. is required to contribute to this fund based upon certain revenues. Although Williams Communications, Inc. intends to pass on such charges to its customers, FCC rulings raise questions about the right of companies like Williams Communications, Inc. to do so.

COMPETITION

     WCS has many competitors ranging from Lucent Technologies and the Regional Bell Operating Companies to small individually-owned companies that sell and service customer premise equipment.

Competitors include companies that sell equipment comparable or identical to that sold by WCS. There are virtually no barriers to entry into this market.

     Vyvx's video and multimedia transmission operations compete primarily with companies offering video or multimedia transmission services by means of satellite facilities and to a lesser degree with companies offering transmission services via microwave facilities or fiber-optic cable.

     Network faces existing competition from a number of large, well-established interexchange carriers, some with extensive fiber optic networks. Several other carriers are constructing or have plans to construct new fiber optic networks or are establishing networks based on dark fiber rights obtained from facilities-based carriers.

     Federal telecommunications reform legislation enacted in February 1996 is designed to increase competition both in the long distance market and local exchange market by significantly liberalizing current restrictions on market entry. In particular, the legislation establishes procedures permitting Regional Bell Operating Companies to provide long distance services including, but not limited to, video transmission services, subject to certain restrictions and conditions precedent. Moreover, electric and gas utilities may provide telecommunications services, including long distance services, through separate subsidiaries. The legislation also calls for elimination of federal tariff filing requirements and relaxation of regulation over common carriers. At this time, management cannot predict the impact such legislation may have on the operations of Williams Communications, Inc.

     In late 1997, a Federal District Court decision, which has been stayed pending appeal, invalidated provisions of the 1996 federal legislation. While legislation or rulings by appellate courts may overturn this lower court ruling, the Regional Bell Operating companies continue to seek regulatory approval to provide national long distance services. As courts or regulators remove restrictions on the Regional Bell Operating Companies, they will be both important potential customers and important potential competitors of Network.

OWNERSHIP OF PROPERTY

     Williams Communications owns part of its fiber-optic transmission facilities and leases the remainder. Approximately 11,000-route miles of its owned facilities are comprised of a single fiber, which is on a portion of the fiber optic network of WorldCom, Inc. ("WorldCom") and is restricted to multimedia content usage. Williams Communications retained this fiber when a predecessor of WorldCom purchased the Company's network services operations in 1995. Williams Communications and WorldCom are currently in litigation to clarify, among other things, whether the usage restriction would permit internet services and Williams Communications' right to purchase additional WorldCom fiber. Williams Communications carries signals by means of its own fiber-optics facilities, as well as carrying signals over fiber-optic facilities leased from third-party interexchange carriers and the various local exchange carriers. Williams Communications holds its satellite transponder capacity under various agreements. Williams Communications owns part of its teleport facilities and holds the remainder under either a management agreement or long-term facilities leases.

     Williams Network intends to obtain capacity primarily by means of the fiber optic networks Williams Communications is constructing or plans to construct or acquire, as well as acquiring dark fiber rights on fiber optic facilities of other carriers. Network obtains dark fiber rights in the form of the purchase or lease of "indefeasible rights of use" or "IRUs" in specific fiber strands. Purchased IRUs have many of the characteristics of ownership, including many of the associated risks, but the owner of the fiber optic cable retains legal title to the fibers.

ENVIRONMENTAL MATTERS

     Williams Communications is subject to federal, state, and local laws and regulations relating to the environmental aspects of its business. Management believes that Williams Communications' operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Williams Communications.

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

     A plant site in Pensacola, Florida, that was previously operated by a former subsidiary of Williams, has been placed on the National Priorities List. This former subsidiary has also been identified as a potentially responsible party at a National Priorities List cleanup site in Michigan. A third site, located in Lakeland, Florida, which was formerly owned and operated by this subsidiary, is under investigation by the Florida Department of Environmental Protection and cleanup is anticipated. Williams does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of insurance coverage, contribution or other indemnification arrangements, will have a material adverse financial effect on the Company. See
Note 18 of Notes to Consolidated Financial Statements.

     At December 31, 1997, the Company had approximately 15,000 full-time employees, of whom approximately 2,300 were represented by unions and covered by collective bargaining agreements. The Company considers its relations with its employees to be generally good.

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

     As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole relate to changes in general economic conditions in the United States; the availability and cost of capital; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries; conditions of the capital markets utilized by the Company to access capital to finance operations; and, to the extent the Company increases its investments and activities abroad, such investments and activities will be subject to foreign economies, laws, and regulations; (ii) for the Company's regulated businesses, risks and uncertainties primarily relate to the impact of future federal and state regulations of business activities, including allowed rates of return and the resolution of other matters discussed herein; and (iii) risks and uncertainties associated with the Company's unregulated businesses primarily relate to energy prices and the ability of such entities to develop expanded markets and product offerings as well as their ability to maintain existing markets. It is also possible that certain aspects of the Company's businesses that are currently unregulated may be subject to both federal and state regulation in the future. In addition, future utilization of pipeline capacity will depend on energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things. Further, gas prices, which directly impact transportation and gathering and processing throughput and operating profit, may fluctuate in unpredictable ways as may corn prices, which directly affect the Company's ethanol business. Factors impacting future results of the Company's communications business include successful completion of its network build, technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Williams has no significant foreign operations.

ITEM 2. PROPERTIES

     See Item 1(c) for description of properties.

ITEM 3. LEGAL PROCEEDINGS

     For information regarding certain proceedings pending before federal regulatory agencies, see Note 18 of Notes to Consolidated Financial Statements. Williams is also subject to other ordinary routine litigation incidental to its businesses.

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

     Current FERC policy associated with Orders 436 and 500 requires interstate gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Under Orders 636, 636-A, 636-B and 636-C, costs incurred to comply with these rules are permitted to be recovered in full, although a percentage of such costs must be allocated to interruptible transportation service.

     Pursuant to a stipulation and agreement approved by the FERC, Williams Gas Pipelines Central (Central) has made 11 filings to direct bill take-or-pay and gas supply realignment costs. The total amount approved for direct billing, net of certain amounts collected subject to refunds, is $67 million. An intervenor has filed protests seeking to have the FERC review the prudence and eligibility of approximately $40 million of costs covered by these filings. On July 31, 1996, the administrative law judge issued an initial decision rejecting the intervenor's prudency challenge. On September 30, 1997, the FERC, by a two-to-one vote, reversed the administrative law judge and determined that three life-of-lease producer contracts were imprudently entered into in 1982. Central has filed for rehearing, and management plans to vigorously defend the prudency of these contracts. An intervenor has also filed a protest seeking to have the FERC decide whether non-settlement costs are eligible for recovery under Order No. 636. In January 1997, the FERC held that none of the non-settlement costs could be recovered by Central if these costs were not eligible for recovery under Order No. 636. This order was affirmed on rehearing in April 1997. An initial decision from the administrative law judge is expected in the first quarter of 1998. If the FERC's final ruling on eligibility is unfavorable, Central will appeal these orders to the courts. Central will make additional filings under the applicable FERC orders to recover such additional costs as may be incurred in the future.

     Because of the uncertainties pertaining to the outcome of these issues currently pending at the FERC and the status of settlement negotiation and various other factors, Central cannot reasonably estimate the costs that may be incurred nor the related amounts that could be recovered from customers. Central is actively pursuing negotiations with the producers to resolve all outstanding obligations under the contracts. Based on the terms of what Central believes would be a reasonable settlement, $94 million has been accrued as a liability at December 31, 1997, including a $5 million fourth-quarter 1997 charge to expense for additional absorption of future costs. Central also has an $88 million regulatory asset at December 31, 1997, for estimated recovery of future costs from customers. Central cannot predict the final outcome of the FERC's rulings on contract prudency and cost recovery under Order No. 636 and is unable to determine the ultimate liability and loss, if any, at this time. If Central does not prevail in these FERC proceedings or any subsequent appeals, and if Central is able to reach a settlement with the producers consistent with the $94 million accrued liability, the loss could be the total of the regulatory asset and the $40 million of protested assets. Central continues to believe that it entered into the gas purchase contracts in a prudent manner under FERC rules in place at the time. Central also believes that the future recovery of these costs would be in accordance with the terms of Order No. 636.

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

  Environmental matters

     Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 1997, these subsidiaries had reserves totaling approximately $28 million for these costs.

     Certain Williams subsidiaries, including Texas Gas and Transcontinental Gas Pipe Line, have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, Williams does not believe that the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

     Transcontinental Gas Pipe Line, Texas Gas and Central have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of December 31, 1997, Central had recorded a liability for approximately $17 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. The Field Services unit of Energy Services had recorded an aggregate liability of approximately $12 million, representing the current estimate of its future environmental and remediation costs, including approximately $5 million relating to former Central facilities. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $28 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs pending recovery as incurred through future rates and other means.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. Such costs have exceeded this amount. At December 31, 1997, Williams had approximately $11 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     A lawsuit was filed in May 1993 in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. In June 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. The Colorado court of appeals has affirmed the dismissal and remanded the case to Colorado district court for action consistent with the appeals court's decision. Since June 1994, eight individual lawsuits have been filed against Northwest Pipeline and others in U.S. district court in Colorado, making essentially the same claims. The district court has stayed all of the cases involving Northwest Pipeline until the plaintiffs exhaust their remedies before the Southern Ute Indian Tribal Court. Some plaintiffs filed cases in the Tribal court, but none named Northwest Pipeline as a defendant.

  Other legal matters

     Williams Communications owns one fiber, which is restricted to media content usage, on a portion of the fiber optic network of WorldCom, Inc. ("WorldCom"). Williams Communications retained this fiber, along with an option to purchase additional fiber from WorldCom in connection with WorldCom's subsequent fiber builds, acquisitions, and expansions, when a predecessor of WorldCom purchased the Company's network services operations in 1995. On March 20, 1998, Williams Communications filed suit in Oklahoma District Court in Tulsa County against WorldCom claiming that WorldCom had failed to fulfill its obligations associated with the single fiber as well as a number of other obligations arising from the agreements entered into in 1995 in conjunction with the network services operations sale.

     In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On December 4, 1997, the Tenth Circuit Court of Appeals agreed to rehear the appeal.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. In one of the two remaining cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay to a producer damages of $23.3 million including $3.8 million in attorneys' fees. Transcontinental Gas Pipe Line is considering an appeal. In the other remaining case, a producer has asserted damages, including interest calculated through December 31, 1996, of approximately $6 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF WILLIAMS

     The names, ages, positions and earliest election dates of the executive officers of Williams are:

                                                                                      HELD OFFICE
             NAME               AGE            POSITIONS AND OFFICES HELD                SINCE
             ----               ---            --------------------------             -----------
  Keith E. Bailey...........    55     Chairman of the Board, President, Chief         05-19-94
                                       Executive Officer and Director (Principal
                                       Executive Officer)
  John C. Bumgarner, Jr. ...    55     Senior Vice President -- Corporate              01-01-79
                                       Development and Planning;
                                       President -- Williams
                                       International Company
  James R. Herbster.........    56     Senior Vice President -- Administration         01-01-92
  Jack D. McCarthy..........    55     Senior Vice President -- Finance (Principal     01-01-92
                                       Financial Officer)
  William G. von Glahn......    54     Senior Vice President and General Counsel       08-01-96
  Gary R. Belitz............    48     Controller (Principal Accounting Officer)       01-01-92
  Stephen L. Cropper........    48     President -- Williams Energy Group              10-01-96
  Howard E. Janzen..........    44     President and Chief Operating Officer --        02-11-97
                                       Williams Communications, Inc.
  Brian E. O'Neill..........    62     President -- Williams Interstate Natural        01-01-88
                                       Gas
                                       Systems, Inc.

     All of the above officers have been employed by Williams or its subsidiaries as officers or otherwise for more than five years and have had no other employment during such period.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Williams' Common Stock is listed on the New York and Pacific Stock exchanges under the symbol "WMB." At the close of business on December 31, 1997, Williams had approximately 12,250 holders of record of its Common Stock. The daily closing price ranges (composite transactions) and dividends declared by quarter for each of the past two years (adjusted to reflect the December 29, 1997, two-for-one common stock split and distribution) are as follows:

                                                        1997                         1996
                                             --------------------------   --------------------------
                  QUARTER                     HIGH     LOW     DIVIDEND    HIGH     LOW     DIVIDEND
                  -------                    ------   ------   --------   ------   ------   --------
1st........................................  $23.38   $18.19     $.13     $17.00   $14.25    $.114
2nd........................................  $23.50   $20.00     $.13     $17.71   $15.58    $.113
3rd........................................  $24.59   $21.56     $.13     $17.29   $15.25    $.113
4th........................................  $28.50   $23.09     $.15     $19.16   $16.25    $ .13

     On December 29, 1997, the Company distributed one additional share of Common Stock of the Company, $1 par value, for every share of Common Stock outstanding on December 5, 1997, pursuant to a two-for-one stock split.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-1 THROUGH F-13 of this report.

                                             1997        1996        1995        1994       1993
                                           ---------   ---------   ---------   --------   --------
                                                    (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues.................................  $ 4,409.6   $ 3,531.2   $ 2,855.7   $1,751.1   $1,793.4
Income from continuing operations(1).....      350.5       362.3       299.4      164.9      185.4
Income from discontinued operations(2)...         --          --     1,018.8       94.0       46.4
Extraordinary loss(3)....................      (79.1)         --          --      (12.2)        --
Diluted earnings per share:(4)
  Income from continuing operations......       1.04        1.07         .92        .51        .57
  Income from discontinued operations....         --          --        3.25        .30        .15
  Extraordinary loss(3)..................       (.24)         --          --       (.04)        --
Cash dividends per common share(4).......        .54         .47         .36        .28        .26
Total assets at December 31..............   13,879.0    12,418.8    10,561.2    5,226.1    5,020.4
Long-term obligations at December 31.....    4,565.3     4,376.9     2,874.0    1,307.8    1,604.8
Stockholders' equity at December 31......    3,571.7     3,421.0     3,187.1    1,505.5    1,724.0

---------------

(1) See Notes 2 and 6 of Notes to Consolidated Financial Statements for discussion of the gain on sale of interest in subsidiary, significant asset sales and write-offs in 1997, 1996 and 1995. Income from continuing operations in 1994 includes a $22.7 million pre-tax gain from the sale of a portion of Williams' interest in Northern Border Partners, L.P. Income from continuing operations in 1993 includes a pre-tax gain of $51.6 million as a result of the sale of 6.1 million units in the Williams Coal Seam Gas Royalty Trust.

(2) See Note 3 of Notes to Consolidated Financial Statements for discussion of the gain from the 1995 sale of discontinued operations. Amounts prior to 1995 reflect operating results of the network services' operations.

(3) See Note 8 of Notes to Consolidated Financial Statements for discussion of the 1997 extraordinary loss.

(4) Per-share amounts reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share," and the effect of the December 29, 1997, common stock split and distribution as discussed in Notes 1 and 15, respectively, of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS, AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1997 vs. 1996

     CENTRAL'S revenues increased $6 million, or 3 percent, due primarily to the net effect of adjustments to certain accruals in 1997. Total throughput decreased 4.2 TBtu, or 1 percent, due primarily to lower interruptible volumes.

     Other (income) expense -- net includes a $7 million gain from the sale-in-place of natural gas from a decommissioned storage field.

     Operating profit increased $12.2 million, or 27 percent, due primarily to the gain from the sale-in-place of natural gas, lower operating and maintenance expenses, an increase in firm reserved capacity and lower general and administrative expenses.

     KERN RIVER GAS TRANSMISSION'S (KERN RIVER) revenues increased $6.5 million, or 4 percent, due primarily to a full year of Williams' ownership in 1997 as compared to 1996 and increased transportation revenues. Results for 1996 reflect operations from January 16, 1996, when Williams acquired the remaining interest in

Kern River. Total throughput increased 15.5 TBtu, or 6 percent, due primarily to the full year of Williams' ownership in 1997 and increased firm transportation volumes during the last half of 1997.

     Operating profit increased $7.3 million, or 6 percent, due primarily to the full year of Williams' ownership in 1997, higher transportation revenues and lower operations and maintenance expenses, partially offset by the impact of Kern River's levelized rate design.

     NORTHWEST PIPELINE'S revenues increased $3.4 million, or 1 percent, due primarily to a new rate design, effective March 1, 1997, that enabled greater short-term firm and interruptible transportation volumes and a $3.5 million gain on the sale of system balancing gas. Largely offsetting these increases were $7 million of adjustments to rate refund accruals in 1997 and the effect of $9 million of revenue in 1996 associated with reserve reversals and favorable regulatory decisions. Total throughput decreased 120.3 TBtu, or 14 percent, as a result of the 1996 sale of the south-end facilities.

     Operating profit decreased $900,000, or 1 percent, due primarily to the combined impact of the increase to rate reserve accruals in 1997 and recognition in 1996 of favorable regulatory actions, significantly offset by the new transportation rates effective in 1997, lower operating and maintenance expenses and the $3.5 million gain on the sale of system balancing gas.

     TEXAS GAS TRANSMISSION'S revenues decreased $13.1 million, or 4 percent, and costs and operating expenses decreased $13 million, or 8 percent, due primarily to lower reimbursable costs passed through to customers as provided in Texas Gas' rates including $6 million related to the suspension of gas supply realignment cost recovery from firm transportation customers. Total throughput decreased 20.9 TBtu, or 3 percent.

     Operating profit increased $2.5 million, or 3 percent, due primarily to cost reductions and efficiency efforts and the favorable resolutions in 1997 of certain contractual and regulatory issues, partially offset by lower gas processing revenue and favorable 1996 adjustments to rate refund accruals.

     TRANSCONTINENTAL GAS PIPE LINE'S (TRANSCO) revenues increased $5.9 million, or 1 percent, due primarily to the effects of a mainline expansion placed into service in late 1996, new services begun in late 1997, new rates effective May 1, 1997, to recover costs associated with increased capital expenditures, and the effects of a 1996 downward adjustment (offset in costs) of $14 million to reflect a rate case settlement, partially offset by $23 million of lower reimbursable costs passed through to customers as provided in Transco's rates. Total throughput decreased 21.1 TBtu, or 1 percent, due primarily to milder weather during 1997 as compared to 1996, which lowered firm long-haul and production area interruptible transportation volumes.

     Costs and operating expenses decreased $17.3 million, or 4 percent, due primarily to the lower reimbursable costs charged to Transco and passed through to customers, lower operation and maintenance expenses and a $5.4 million settlement related to a prior rate proceeding, partially offset by the effect of a 1996 downward adjustment (offset in revenues) of $14 million to depreciation expense to reflect a rate case settlement and higher depreciation expense in 1997 associated with recent capital expenditures.

     Operating profit increased $30.7 million, or 16 percent, due primarily to lower operation and maintenance expenses, the $5.4 million settlement and the effects of the mainline expansion, new services and the new rates effective May 1, 1997, slightly offset by higher depreciation expense.

     ENERGY MARKETING & TRADING'S revenues decreased $125.3 million, or 48 percent, and costs and operating expenses decreased $141 million, or 93 percent, due primarily to the 1997 reporting on a net margin basis of certain natural gas and gas liquids marketing operations previously not considered to be included in trading operations. Excluding this decrease, revenues increased $16 million due primarily to the initial income recognition from long-term electric power contracts, increased physical and notional natural gas volumes of 22 percent and 44 percent, respectively, and higher petroleum trading volumes, partially offset by lower natural gas trading margins as a result of decreased price volatility. Revenues also increased from project financing services for energy producers and the sale of excess transportation capacity.

     Operating profit increased $4.2 million, or 6 percent, due primarily to the $16 million increase in net revenues and a $6.3 million recovery of an account previously written off, largely offset by the expenses associated with expansion of business growth platforms.

     EXPLORATION & PRODUCTION'S revenues increased $47.7 million, or 58 percent, due primarily to higher average natural gas sales prices for company-owned production and from the marketing of Williams Coal Seam Gas Royalty Trust (Royalty Trust) natural gas, and a 21 percent increase in company-owned production volumes.

     Costs and operating expenses increased $23 million, or 32 percent, due primarily to higher Royalty Trust natural gas purchase prices, increased production activities and higher dry hole costs.

     Operating profit increased $27.5 million, from $2.8 million in 1996, due primarily to the increase in average natural gas prices and company-owned production volumes, partially offset by higher expenses associated with increased activity levels.

     FIELD SERVICES' revenues increased $74 million, or 12 percent, due primarily to higher natural gas liquids sales of $44 million, receipt of $8 million of business interruption insurance proceeds related to a 1996 claim, and higher gathering, processing and condensate revenues of $7 million, $5 million and $11 million, respectively. Natural gas liquids sales increased due to a 37 percent increase in volumes, slightly offset by lower average sales prices.

     Costs and operating expenses increased $79 million, or 20 percent, due primarily to $56 million higher fuel and replacement gas purchases, a $9 million increase in operating and maintenance expenses, and $8 million higher depreciation.

     Other (income) expense -- net for 1996 includes a $20 million gain from the property insurance coverage associated with construction of replacement gathering facilities and $6 million of gains from the sale of two small gathering systems, partially offset by $5 million of environmental remediation accruals.

     Operating profit decreased $24.4 million, or 13 percent, due primarily to lower per-unit liquids margins, the $12 million net effect of lower insurance recoveries between 1997 and 1996, higher operating and maintenance expenses, increased depreciation, and higher gathering fuel and replacement gas purchase costs, partially offset by increased liquids and processing volumes.

     PETROLEUM SERVICES' revenues increased $55.4 million, or 11 percent, due primarily to a $24 million increase in product sales from transportation activities and a $27 million increase in ethanol sales. Ethanol sales increased as a result of 22 percent higher sales volumes, partially offset by lower average ethanol sales prices. Ethanol production was reduced during the second half of 1996 due to unfavorable market conditions. Pipeline shipments and average rates were comparable to 1996.

     Costs and operating expenses increased $33 million, or 9 percent, due primarily to the increase in refined product sales and ethanol production, partially offset by lower corn costs.

     Operating profit increased $21.3 million, or 28 percent, due primarily to increased ethanol sales volumes and per-unit margins.

     COMMUNICATIONS' revenues increased $734 million, or 103 percent, due primarily to acquisitions which contributed revenues of approximately $650 million, including $536 million from the acquisition of the customer premise equipment sales and services operations of Northern Telecom. Additionally, increased business activity resulted in a $119 million revenue increase in new system sales, partially offset by a $46 million decrease in system modification revenues. The number of ports in service at December 31, 1997, more than doubled as compared to December 31, 1996, due primarily to the Nortel acquisition. Fiber billable minutes from occasional service increased 47 percent. Dedicated service voice-grade equivalent miles at December 31, 1997, increased 26 percent as compared with December 31, 1996.

     Costs and operating expenses increased $550 million, or 102 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and increased depreciation associated with added capacity. Selling, general and administrative expenses increased $198 million, or 121 percent, due primarily to acquired operations, the overall increase in business activity, higher expenses for developing advanced network applications and expanding the infrastructure of this business for future growth.

     Other (income) expense -- net includes $49.8 million of charges in 1997 related to the decision to sell the learning content business, and the write-down of assets and the development expenses associated with certain advanced applications.

     Operating profit decreased $62.3 million from a $6.6 million operating profit in 1996 to a $55.7 million operating loss in 1997, due primarily to the other expense charges of $49.8 million and the expense of developing infrastructure while integrating the most recent acquisitions, partially offset by improved operating profit from Communications Solutions including the impact of the Nortel acquisition.

     GENERAL CORPORATE EXPENSES increased $9.5 million, or 23 percent, due primarily to costs related to the pending MAPCO acquisition and higher consulting fees. Interest accrued increased $44.6 million, or 12 percent, due primarily to higher borrowing levels including increased borrowing under the $1 billion bank-credit facility and Williams Holdings' commercial paper program, partially offset by a lower average interest rate. The lower average interest rate reflects lower rates on new 1997 borrowings as compared to previously outstanding borrowings. Interest capitalized increased $9 million, or 132 percent, due primarily to capital expenditures for Communications' fiber-optic network. For information concerning the 1997 gain on sale of interest in subsidiary, see Note 2. The 1996 gain on sales of assets results from the sale of certain communication rights. The minority interest in income of consolidated subsidiaries in 1997 is related primarily to the 30 percent interest held by Williams Communications Solutions, LLC's minority shareholders (see Note 2). The $12 million unfavorable change in other income (expense) -- net in 1997 is due primarily to the costs associated with expansion of the sale of receivables program in 1997 and the effect of $10 million of reserve reversals in 1996, partially offset by lower environmental accruals in 1997.

     The provision for income taxes on continuing operations decreased $5.1 million, or 3 percent. The effective income tax rate in 1997 is less than the federal statutory rate due primarily to the effect of the non-taxable gain recognized in 1997 (see Note 2) and income tax credits from coal-seam gas production, partially offset by the effects of state income taxes. The effective tax rate in 1996 is less than the federal statutory rate due primarily to income tax credits from research activities and coal-seam gas production, partially offset by the effects of state income taxes. In addition, 1996 includes recognition of favorable adjustments totaling $13 million related to previously provided deferred income taxes on certain regulated capital projects and state income tax adjustments.

     The 1997 extraordinary loss results from the early extinguishment of debt (see Note 8).

  1996 vs. 1995

     CENTRAL'S revenues increased $4.1 million, or 2 percent, due primarily to increased transportation revenue resulting from new tariff rates that became effective August 1, 1995. Total throughput increased 6.9 TBtu, or 2 percent.

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

     Operating profit increased $9.2 million, or 8 percent, due primarily to increased transportation rates associated with the expansion of mainline capacity, and the reserve reversals and favorable regulatory decisions. Partially offsetting were higher depreciation expense associated with the mainline expansion and the approximate $11 million net favorable effect of two 1995 reserve accrual adjustments. The 1995 reserve accrual adjustments included a $16 million favorable adjustment of rate refund accruals based on a favorable rate case order, partially offset by a loss accrual (included in other (income) expense -- net) in connection with a lawsuit involving a former transportation customer.

     TEXAS GAS TRANSMISSION'S revenues and operating profit increased $29.8 million, or 11 percent, and $21.1 million, or 33 percent, respectively, due primarily to new rates that became effective April 1, 1995, and an adjustment to regulatory accruals based upon a recent rate case settlement. Also, 1995 reflected operations from January 18, when Williams acquired a majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were $16 million. Total throughput increased 141.1 TBtu, or 22 percent, due primarily to a full year of Williams' ownership in 1996 compared to a partial year in 1995 and the impact of a colder winter in 1996.

     TRANSCO'S revenues increased $35.1 million, or 5 percent, due primarily to higher natural gas transportation revenues and liquids and liquefiable transportation revenues of $20 million and $9 million, respectively. Additionally, revenue for 1996 reflects a full year of Williams' ownership as compared with 1995, which reflected operations from January 18, 1995, when Williams acquired a majority interest in Transco Energy. Revenues associated with the period January 1 through January 17, 1995, were approximately $36 million. Offsetting these increases were lower revenues resulting from lower transportation costs charged to Transco by others and passed through to customers as provided in Transco's rates. Transportation revenues increased due primarily to increased long-haul throughput, which benefitted from a two-phase system expansion placed in service in late 1996 and late 1995, and new rates effective September 1, 1995, which allowed the passthrough of increased costs. Total throughput increased 176.1 TBtu, or 12 percent, due primarily to a full year of Williams' ownership in 1996 compared to a partial year in 1995.

     Operating profit increased $29.6 million, or 18 percent, due primarily to increased transportation revenues, lower general and administrative expenses and a full year of Williams' ownership in 1996, partially offset by higher operation and maintenance expenses and higher taxes other than income taxes.

     ENERGY MARKETING & TRADING'S revenues increased $107.6 million, or 70 percent, due primarily to higher natural gas and gas liquids marketing, price-risk management activities and petroleum product marketing of $77 million, $24 million and $18 million, respectively, partially offset by lower contract origination revenues of $10 million. Natural gas and gas liquids marketing revenues increased due to higher marketing volumes and prices. In addition, net physical trading revenues increased $3 million, due to a 19 percent increase in natural gas physical trading volumes from 754 TBtu to 896 TBtu, largely offset by lower physical trading margins.

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

     EXPLORATION & PRODUCTION'S revenues increased $19.5 million, or 31 percent, due primarily to higher revenues from the marketing of production from the Royalty Trust and increased production revenues of $9 million and $8 million, respectively. The increase in marketing revenues reflects both increased volumes and higher average gas prices. The increase in production revenues reflects higher average gas prices.

     Costs and operating expenses increased $18 million due primarily to higher Royalty Trust natural gas purchase costs. Other (income) expense -- net in 1995 includes an $8 million loss accrual for a future minimum price natural gas commitment.

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

     Costs and operating expenses increased $52 million, or 15 percent, due primarily to higher fuel and replacement gas purchases, expanded facilities and increased operations. Other (income) expense -- net for 1996 includes a $20 million gain from the property insurance coverage associated with construction of replacement gathering facilities and $6 million of gains from the sale of two small gathering systems, partially offset by $5 million of environmental remediation accruals. Other (income) expense -- net for 1995 includes $20 million in operating profit from a favorable resolution of contingency issues involving previously regulated gathering and processing assets.

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

     COMMUNICATIONS' revenues increased $172.4 million, or 32 percent, due primarily to the 1996 acquisitions which contributed revenues of $95 million. Additionally, increased business activity resulted in a $36 million revenue increase in new systems sales and a $16 million increase in digital fiber television services. The number of ports in service at December 31, 1996, increased 8 percent and billable minutes from occasional service increased 16 percent. Dedicated service voice-grade equivalent miles at December 31, 1996, decreased 6 percent as compared with December 31, 1995, which in part reflects a shift to occasional service.

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

     GENERAL CORPORATE EXPENSES increased $3.7 million, or 10 percent, due primarily to higher employee compensation expense and consulting fees, partially offset by the effect of a $5 million contribution in 1995 to The Williams Companies Foundation. Interest accrued increased $82 million, or 30 percent, due primarily to higher borrowing levels including debt associated with the January 1996 acquisition of the remaining interest in Kern River (see Note 2), slightly offset by lower average interest rates. Interest capitalized decreased

$7.6 million, or 53 percent, due primarily to lower capital expenditures for gathering and processing facilities and the 1995 completion of Northwest Pipeline's mainline expansion. Investing income decreased $75.1 million, or 80 percent, due primarily to the effect of interest earned in 1995 on the invested portion of the cash proceeds from the sale of Williams' network services operations, a $15 million dividend in 1995 from Texasgulf Inc. (sold in 1995), and $31 million lower equity earnings from Williams' 50 percent ownership in Kern River. Kern River's 1996 operating results are included in operating profit since the acquisition date (see Note 2). The 1996 gain on sales of assets results from the sale of certain communication rights. The 1995 loss on sales of assets results from the sale of the 15 percent interest in Texasgulf Inc. The 1995 write-off of project costs results from the cancellation of an underground coal gasification project in Wyoming (see Note 6). Minority interest in income of consolidated subsidiaries in 1995 is associated with the Transco merger. The $2 million favorable change in other income (expense) -- net in 1996 is due primarily to approximately $10 million of reserve reversals in 1996, partially offset by higher environmental accruals of $4 million and additional expense of international activities.

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

     Preferred stock dividends decreased $4.9 million, or 32 percent, due primarily to the 1995 effect of a difference in the fair value of subordinated debentures issued and the carrying value of the exchanged $2.21 cumulative preferred stock (see Note 15).

FINANCIAL CONDITION AND LIQUIDITY

  Debt Restructuring

     In September 1997, Williams initiated a restructuring of a portion of its debt portfolio (see Note 14). As of December 31, 1997, Williams has paid approximately $1.4 billion to redeem approximately $1.3 billion of debt with stated interest rates in excess of 8.8 percent, resulting in an extraordinary loss of $79.1 million (see Note 8). The restructuring is expected to reduce interest expense by approximately $25 million annually. The restructuring was temporarily financed with a combination of borrowings under the $1 billion bank-credit facility, commercial paper and new short-term bank agreements with commitments totaling $1.2 billion. Registration statements were filed with the Securities and Exchange Commission in September 1997 by Williams, Williams Holdings of Delaware, Northwest Pipeline and Transcontinental Gas Pipe Line (each a wholly-owned subsidiary of Williams). These additional filings brought the total shelf financing availability to $900 million, $820 million, $400 million and $500 million, respectively, prior to the restructuring. During the fourth quarter of 1997 and January 1998, $1.1 billion of debentures and notes with interest rates ranging from 5.91 percent to 6.625 percent were issued under these registration statements in connection with the restructuring. The restructuring is expected to be completed during the first quarter of 1998 with the issuance of additional long-term debt securities.

  Liquidity

     Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities and Williams Holdings' commercial paper program, which can be utilized without limitation under existing loan covenants. At December 31, 1997, Williams had access to $155 million of liquidity including $132 million available under its $1 billion bank-credit facility. This compares with liquidity of $550 million at December 31, 1996, and $656 million at December 31, 1995. The decrease in 1997 is due primarily to additional borrowings under the bank-credit facility to finance increased capital expenditures and to provide interim financing related to the debt restructuring program.

     During 1997, Williams Holdings entered into a commercial paper program backed by $650 million of new short-term bank-credit facilities. At December 31, 1997, $645 million of commercial paper was outstanding under the program. After completion of the debt restructuring, Williams expects approximately $1 billion of shelf availability to remain under outstanding registration statements. These registration statements may be used to issue a variety of debt or equity securities. In addition, short-term uncommitted bank lines are utilized in managing liquidity. Williams believes any additional financing arrangements can be obtained on reasonable terms if required.

     Williams had a net working-capital deficit of $772 million at December 31, 1997, compared with $309 million at December 31, 1996. Williams manages its borrowings to keep cash and cash equivalents at a minimum and has relied on bank-credit facilities to provide flexibility for its cash needs. As a result, it historically has reported negative working capital. The increase in the working-capital deficit at December 31, 1997, as compared to prior year-end is primarily a result of short-term borrowings under the commercial paper program.

     Terms of certain borrowing agreements limit transfer of funds to Williams from its subsidiaries. The restrictions have not impeded, nor are they expected to impede, Williams' ability to meet its cash requirements in the future.

     During 1998, Williams expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations and the use of the available portion of its $1 billion bank-credit facility, commercial paper, short-term uncommitted bank lines and debt or equity public offerings.

  Operating Activities

     Cash provided by operating activities was: 1997 -- $920 million;
1996 -- $710 million; and 1995 -- $829 million. Receivables, inventories and accounts payable increased due primarily to the combination of customer equipment sales and services operations with Nortel (see Note 2) and increased trading activities by Energy Marketing & Trading.

  Financing Activities

     Net cash provided (used) by financing activities was: 1997 -- $317 million; 1996 -- $734 million; and 1995 -- ($1.4) billion. Long-term debt principal payments, net of debt proceeds, were $161 million during 1997, and notes payable proceeds, net of notes payable payments, were $615 million during 1997. The increase in notes payable at December 31, 1997, reflects borrowings under the new commercial paper program to fund capital expenditures, investments and acquisition of businesses. Long-term debt proceeds, net of principal payments, were $609 million during 1996. The increase in net new borrowings during 1996 was primarily to fund capital expenditures, investments and acquisitions of businesses. Long-term debt principal payments, net of debt proceeds, were $610 million during 1995. The net payments in 1995 were primarily a result of payments Williams made to retire and/or terminate approximately $700 million of Transco Energy's borrowings, preferred stock, interest-rate swaps and sale of receivable facilities in connection with the acquisition of Transco Energy.

     The proceeds from issuance of common stock in 1997, 1996 and 1995 include Williams' benefit plan stock purchases and exercise of stock options under Williams' stock plan. The 1995 proceeds from issuance of common stock also includes $46.2 million from the sale of 3.6 million shares of Williams common stock.

     The 1996 purchases of Williams' treasury stock include 1.9 million shares of common stock on the open market for $31 million. The Williams' board of directors authorized up to $800 million of such purchases. No additional shares were purchased during 1997, and Williams' board of directors terminated the repurchase program during the fourth quarter of 1997.

     Long-term debt at December 31, 1997, was $4.6 billion, compared with $4.4 billion at December 31, 1996, and $2.9 billion at December 31, 1995. At December 31, 1997 and 1996, $560 million and $200 million, respectively, in current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. The 1996 increase in long-term debt is due primarily to the $643 million outstanding debt assumed with the acquisition of Kern River (see Note 2), $300 million in additional borrowings under the $1 billion bank-credit facility and $250 million of debt issued by Williams Holdings. The long-term debt to debt-plus-equity ratio was
56.1 percent for 1997 and 1996 compared to 47.4 percent at December 31, 1995. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 59.7 percent, 57.9 percent and 50.1 percent, respectively.

  Investing Activities

     Net cash provided (used) by investing activities was: 1997 -- ($1.3) billion; 1996 -- ($1.4) billion; and 1995 -- $585 million. Capital expenditures of gas pipeline subsidiaries, primarily to expand and modernize systems, were $419 million in 1997, $441 million in 1996, and $445 million in 1995. Expenditures in 1997 and 1996 include Transcontinental Gas Pipe Line's expansion; expenditures in 1995 include Transcontinental Gas Pipe Line and Northwest Pipeline's expansions. Capital expenditures of Energy Services, primarily to expand and modernize gathering and processing facilities, were $305 million in 1997, $292 million in 1996, and $336 million in 1995. Capital expenditures of Communications were $276 million in 1997, $67 million in 1996, and $32 million 1995. The 1997 expenditures include the fiber-optic network. Budgeted capital expenditures and investments for 1998 are estimated to be approximately $2.5 billion, primarily to expand and modernize pipeline systems, gathering and processing facilities and the fiber-optic network. If the pending MAPCO acquisition is completed, budgeted capital expenditures will increase an estimated $400 million.

     On April 30, 1997, Williams and Northern Telecom (Nortel) combined their customer-premise equipment sales and services operations into a limited liability company, Williams Communications Solutions, LLC (LLC). In addition, Williams paid $68 million to Nortel. Williams has accounted for its 70 percent interest in the operations that Nortel contributed to the LLC as a purchase business combination. Williams recorded the 30 percent reduction in its operations contributed to the LLC as a sale to the minority shareholders of the LLC (see Note 2). During 1997, Williams also purchased a 20 percent interest in a foreign telecommunications business for $65 million in cash. During 1996, Williams acquired the remaining interest in Kern River for $206 million cash (see Note 2). In addition, during 1996 Williams acquired various communications technology businesses totaling $165 million in cash. In 1995, Williams acquired all of Transco Energy's outstanding common stock for cash of $430.5 million and
31.2 million shares of Williams common stock valued at $334 million (see Note
2). During 1995, Williams also acquired the Gas Company of New Mexico's natural gas gathering and processing assets in the San Juan and Permian basins for $154 million and Pekin Energy Co., the nation's second largest ethanol producer, for $167 million in cash.

     During 1995, Williams received proceeds of $2.5 billion in cash from the sale of its network services operations (see Note 3) and proceeds of $124 million from the sale of its 15 percent interest in Texasgulf Inc. (see Note 6).

NEW ACCOUNTING STANDARDS

     See Note 1 for the effects of Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

MAPCO ACQUISITION

     On November 24, 1997, Williams and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 share of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. Based on the closing market price of Williams common stock on December 31, 1997, approximately 96.8 million shares of Williams common stock valued at approximately $2.8 billion would be issued in the transaction (see Note 19). The transaction closed on March 28, 1998.

EFFECTS OF INFLATION

     Williams has experienced increased costs in recent years due to the effects of inflation. However, approximately 66 percent of Williams' property, plant and equipment has been acquired or constructed since 1995, a period of relatively low inflation. A substantial portion of Williams' property, plant and equipment is subject to regulation, which limits recovery to historical cost. While Williams believes it will be allowed the opportunity to earn a return based on the actual cost incurred to replace existing assets, competition or other market factors may limit the ability to recover such increased costs.

ENVIRONMENTAL

     Williams is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites, some of which are not currently owned by Williams (see
Note 18), are being monitored by Williams, other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined products pipeline activities. Williams has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $73 million, all of which is accrued at December 31, 1997. Williams expects to seek recovery of approximately $41 million of the accrued costs through future natural gas transmission rates. Williams will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

YEAR 2000 COMPLIANCE

     Williams has initiated an enterprise-wide project to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project as it relates to traditional information technology areas should be substantially complete by the end of the first quarter of 1998. Completion of the assessment phase for non-traditional information technology areas is expected in mid-1998. Necessary conversion and replacement activities will begin in 1998 and continue through mid-1999. Testing of systems has begun and will continue throughout the process. Williams has initiated a formal communications process with other companies with which Williams' systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance, and where necessary, Williams will be working with those companies to mitigate any material adverse effect on Williams.

     Williams expects to utilize both internal and external resources to complete this process. Existing resources will be redeployed and previously planned system replacements will be accelerated during this time. For example, implementation of previously planned financial and human resources systems is currently in process. These systems will address the year 2000 compliance issues in certain areas. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. For the regulated pipelines, Williams considers costs associated with the year 2000 compliance to be prudent costs incurred in the ordinary course of business, and, therefore, recoverable through rates. While the total cost of this project is still being evaluated, Williams estimates that external costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will total at least $15 million. Williams will update this estimate as additional information becomes available. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

MARKET RISK DISCLOSURES

  Interest Rate Risk

     Williams' interest rate risk exposure results from short-term rates, primarily LIBOR based borrowings from commercial banks and the issuance of commercial paper, and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in interest rates, Williams targets to maintain a significant portion of its debt portfolio in fixed rate debt. At December 31, 1997, the amount of Williams' fixed and variable rate debt was approximately the same as a result of a debt restructuring program begun in 1997 where Williams extinguished higher cost long-term debt. During early 1998, the percent of fixed rate debt will increase to targeted levels as Williams completes issuing long-term debt under the restructuring program and repays its interim financings. The maturity of Williams' long-term debt portfolio is influenced by the life of its operating assets. Williams also utilizes interest rate swaps to change the ratio of its fixed and variable rate debt portfolio based on management's assessment of future interest rates, volatility of the yield curve and Williams' ability to access the capital markets in a timely manner. Williams has entered into interest rate forward contracts to establish an effective borrowing rate for anticipated long-term debt issuances.

     The following table provides information about Williams' notes payable, long-term debt, interest rate swaps and interest rate forward contracts that are subject to interest rate risk. For notes payable and long-term debt, the table presents principal cash flows and weighted average interest rates by expected maturity dates. For interest rate swaps and interest rate forward contracts, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest rate swaps and the settlement amounts under the interest rate forward contracts.

                                                                                                          FAIR VALUE
                                                                                                         DECEMBER 31,
                                      1998     1999    2000    2001     2002     THEREAFTER    TOTAL         1997
                                     ------    ----    ----    ----    ------    ----------    ------    ------------
                                                                  (DOLLARS IN MILLIONS)
Notes payable......................  $  693    $ --    $ --    $ --    $   --      $   --      $  693       $  693
Interest rate......................     6.6%
Long-term debt, including current
  portion:
  Fixed rate.......................  $   40    $219    $251    $776    $  441      $1,373      $3,100       $3,188
  Interest rate....................     7.4%    7.4%    7.4%    7.4%      7.4%        7.4%
  Variable rate....................  $   --    $130    $ --    $276    $1,071      $   28      $1,505       $1,505
  Interest rate(1).................
Interest rate swaps:
  Pay variable/receive fixed.......  $   36    $ 42    $ 47    $461    $   --      $  450      $1,036       $    9
  Pay rate(2)......................
  Receive rate.....................     6.3%    6.3%    6.4%    6.4%      6.8%        6.5%
  Pay fixed/receive variable(3)....  $   36    $172    $ 47    $ 53    $   59      $  349      $  716       $  (56)
  Pay rate.........................     7.8%    7.8%    7.8%    8.0%      8.0%        8.0%
  Receive rate(4)..................
Interest rate forward contracts
  purchased related to anticipated
  long-term debt issuances.........  $1,150    $ --    $ --    $ --    $   --      $   --      $1,150       $   (8)

Average locked in rate of 5.9 percent referenced to underlying Treasury securities having a weighted-average maturity of 6 years.

(1) LIBOR plus .33 percent.

(2) LIBOR, except $250 million notional amount maturing after 2002 is at LIBOR less 1.04 percent.

(3) Counterparties have an option to cancel all outstanding swaps in 2001.

(4) LIBOR.

  Commodity Price Risk

     Energy Marketing & Trading has trading operations that provide price risk management services to third-party customers. The trading operations have commodity price risk exposure associated with the crude oil, natural gas, refined products, natural gas liquids and electricity energy markets in the United States and the natural gas markets in Canada. The trading operations enter into energy-related financial instruments (forward contracts, futures contracts, option contracts and swap agreements) and have commodity inventories and purchase and sale commitments which involve the physical delivery of an energy commodity. These financial instruments and physical positions and commitments are valued at market value and unrealized gains and losses from changes in market value are recognized in income. The trading operations are subject to risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, the liquidity of the market in which the contract is transacted, changes in interest rates and credit risk. Energy Marketing & Trading manages risk by maintaining its portfolio within established trading policy guidelines. A Risk Control Group, independent of the trading operations, monitors compliance with established trading policy guidelines and measures the risk associated with the trading portfolio.

     Energy Marketing & Trading uses a value at risk methodology to estimate the potential one day loss from adverse changes in the market value of its trading operations. At December 31, 1997, the value at risk for the trading operations is $4 million. This reflects a 97.5 percent probability that as a result of changes in commodity prices, the one day loss in the market value of the trading portfolio will not exceed the value at risk. The value at risk includes all the financial instruments and physical positions and commitments that expose the trading operations to market risk. The value-at-risk model estimates assume normal market conditions based upon historical market prices. Value at risk does not purport to represent actual losses in market value that could be incurred from the trading portfolio, nor does it consider that changing our trading portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in our value at risk model.

  Foreign Currency Risk

     Williams has investments in companies whose operations are located in foreign countries, of which $87 million are accounted for using the cost method. Fair value for the cost method investments is deemed to approximate their carrying amount, because estimating cash flows by year is not practicable given that the time frame for selling these investments is uncertain. Williams' financial results could be affected if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries. Williams attempts to mitigate these risks by investing in different countries and business segments. Approximately 80 percent of the cost method investments are in Asian countries and 20 percent in South American countries. Of the Asian investments, approximately 50 percent are in countries whose currencies have recently suffered significant devaluations and volatility. The ultimate duration and severity of the conditions in Asia remains uncertain as does the long-term impact on Williams' investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-15
Consolidated Statement of Income............................  F-16
Consolidated Balance Sheet..................................  F-17
Consolidated Statement of Stockholders' Equity..............  F-18
Consolidated Statement of Cash Flows........................  F-19
Notes to Consolidated Financial Statements..................  F-20
Quarterly Financial Data (Unaudited)........................  F-47

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
The Williams Companies, Inc.

     We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 13, 1998

                          THE WILLIAMS COMPANIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1997          1996          1995
                                                              ----------    ----------    ----------
                                                               (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues:
  Gas Pipelines (Note 4)....................................   $1,683.9      $1,675.2      $1,431.1
  Energy Services (Note 4)..................................    1,504.9       1,453.1       1,077.4
  Communications (Note 2)...................................    1,445.3         711.3         538.9
  Other.....................................................       38.4          48.0          17.4
  Intercompany eliminations (Note 17).......................     (262.9)       (356.4)       (209.1)
                                                               --------      --------      --------
          Total revenues....................................    4,409.6       3,531.2       2,855.7
                                                               --------      --------      --------
Profit-center costs and expenses:
  Costs and operating expenses..............................    2,664.5       2,064.1       1,700.7
  Selling, general and administrative expenses..............      780.1         585.5         488.8
  Other (income) expense--net (Note 6)......................       38.6         (19.8)         (4.5)
                                                               --------      --------      --------
          Total profit-center costs and expenses............    3,483.2       2,629.8       2,185.0
                                                               --------      --------      --------
Operating profit:
  Gas Pipelines (Note 4)....................................      614.2         562.4         389.7
  Energy Services (Note 4)..................................      360.9         332.3         257.5
  Communications (Notes 2 and 6)............................      (55.7)          6.6          25.0
  Other.....................................................        7.0            .1          (1.5)
                                                               --------      --------      --------
          Total operating profit............................      926.4         901.4         670.7
                                                               --------      --------      --------
General corporate expenses..................................      (50.9)        (41.4)        (37.7)
Interest accrued............................................     (404.5)       (359.9)       (277.9)
Interest capitalized........................................       15.9           6.9          14.5
Investing income (Note 5)...................................       19.2          18.8          93.9
Gain on sale of interest in subsidiary (Note 2).............       44.5            --            --
Gain (loss) on sales of assets (Note 6).....................         --          15.7         (12.6)
Write-off of project costs (Note 6).........................         --            --         (41.4)
Minority interest in income of consolidated subsidiaries
  (Note 2)..................................................      (14.0)           --         (10.0)
Other income (expense)--net.................................       (8.1)          3.9           1.9
                                                               --------      --------      --------
Income from continuing operations before income taxes.......      528.5         545.4         401.4
Provision for income taxes (Note 7).........................      178.0         183.1         102.0
                                                               --------      --------      --------
Income from continuing operations...........................      350.5         362.3         299.4
Income from discontinued operations (Note 3)................         --            --       1,018.8
                                                               --------      --------      --------
Income before extraordinary loss............................      350.5         362.3       1,318.2
Extraordinary loss (Note 8).................................      (79.1)           --            --
                                                               --------      --------      --------
Net income..................................................      271.4         362.3       1,318.2
Preferred stock dividends (Note 15).........................        9.8          10.4          15.3
                                                               --------      --------      --------
Income applicable to common stock...........................   $  261.6      $  351.9      $1,302.9
                                                               ========      ========      ========
Basic earnings per common share (Notes 1 and 9):
  Income from continuing operations.........................   $   1.06      $   1.10      $    .94
  Income from discontinued operations (Note 3)..............         --            --          3.36
                                                               --------      --------      --------
  Income before extraordinary loss..........................       1.06          1.10          4.30
  Extraordinary loss (Note 8)...............................       (.25)           --            --
                                                               --------      --------      --------
          Net income........................................   $    .81      $   1.10      $   4.30
                                                               --------      --------      --------
Diluted earnings per common share (Notes 1 and 9):
  Income from continuing operations.........................   $   1.04      $   1.07      $    .92
  Income from discontinued operations (Note 3)..............         --            --          3.25
                                                               --------      --------      --------
  Income before extraordinary loss..........................       1.04          1.07          4.17
  Extraordinary loss (Note 8)...............................       (.24)           --            --
                                                               --------      --------      --------
          Net income........................................   $    .80      $   1.07      $   4.17
                                                               ========      ========      ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER-SHARE
                                                                     AMOUNTS)
Current assets:
  Cash and cash equivalents.................................  $    81.3    $   115.3
  Receivables less allowance of $19.3 ($9.7 in 1996)........    1,200.5        952.9
  Transportation and exchange gas receivable................      130.4        117.7
  Inventories (Note 11).....................................      300.5        204.6
  Commodity trading assets..................................      180.3        147.2
  Deferred income taxes (Note 7)............................      224.6        199.5
  Other.....................................................      138.3        152.9
                                                              ---------    ---------
          Total current assets..............................    2,255.9      1,890.1
Investments (Note 5)........................................      291.4        190.6
Property, plant and equipment--net (Note 12)................   10,055.6      9,386.3
Goodwill and other intangible assets--net (Notes 1 and 2)...      435.2        198.1
Other assets and deferred charges...........................      840.9        753.7
                                                              ---------    ---------
          Total assets......................................  $13,879.0    $12,418.8
                                                              =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 14)...................................  $   693.0    $   269.5
  Accounts payable (Note 13)................................      886.3        683.3
  Transportation and exchange gas payable...................       67.7         73.7
  Accrued liabilities (Note 13).............................    1,157.3        975.3
  Commodity trading liabilities.............................      182.0        137.9
  Long-term debt due within one year (Note 14)..............       41.1         59.6
                                                              ---------    ---------
          Total current liabilities.........................    3,027.4      2,199.3
Long-term debt (Note 14)....................................    4,565.3      4,376.9
Deferred income taxes (Note 7)..............................    1,718.9      1,626.6
Other liabilities...........................................      878.6        787.5
Minority interest in consolidated subsidiaries (Note 2).....      117.1          7.5
Contingent liabilities and commitments (Note 18)
Stockholders' equity (Note 15):
  Preferred stock, $1 par value, 30,000,000 shares
     authorized, 2,497,472 shares issued in 1997 and
     3,241,552 shares issued in 1996........................      142.2        161.0
  Common stock, $1 par value, 480,000,000 shares authorized,
     325,065,668 shares issued in 1997 and 320,428,326
     shares issued in 1996..................................      325.1        320.4
  Capital in excess of par value............................      957.6        887.5
  Retained earnings.........................................    2,209.4      2,119.5
  Other.....................................................       (4.5)        (2.2)
                                                              ---------    ---------
                                                                3,629.8      3,486.2
  Less treasury stock (at cost), 4,879,127 shares of common
     stock in 1997 and 5,474,674 shares of common stock in
     1996...................................................      (58.1)       (65.2)
                                                              ---------    ---------
          Total stockholders' equity........................    3,571.7      3,421.0
                                                              ---------    ---------
          Total liabilities and stockholders' equity........  $13,879.0    $12,418.8
                                                              =========    =========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                 CAPITAL IN
                                            PREFERRED   COMMON     EXCESS     RETAINED           TREASURY
                                              STOCK     STOCK    PAR VALUE    EARNINGS   OTHER    STOCK      TOTAL
                                            ---------   ------   ----------   --------   -----   --------   --------
                                                        (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Balance, December 31, 1994................   $100.0     $313.2     $782.2     $  716.5   $(1.3)  $(405.1)   $1,505.5
Net income -- 1995........................       --        --          --      1,318.2      --        --     1,318.2
Cash dividends --
  Common stock ($.36 per share)...........       --        --          --       (107.2)     --        --      (107.2)
  Preferred stock (Note 15)...............       --        --          --        (11.9)     --        --       (11.9)
Issuance of shares --
  38,639,762 common.......................       --       2.8        56.9           --    (1.7)    352.7       410.7
  2,500,000 preferred.....................    142.5        --          --           --      --        --       142.5
Exchange of shares for debentures --
  2,760,548 preferred (Note 15)...........    (69.0)       --        (3.5)          --      --        --       (72.5)
Purchase of treasury stock -- 142,800
  preferred...............................       --        --          --           --      --      (3.7)       (3.7)
Tax benefit of stock-based awards.........       --        --         4.8           --      --        --         4.8
Amortization of deferred compensation.....       --        --          --           --      .7        --          .7
                                             ------     ------     ------     --------   -----   -------    --------
Balance, December 31, 1995................    173.5     316.0       840.4      1,915.6    (2.3)    (56.1)    3,187.1
Net income -- 1996........................       --        --          --        362.3      --        --       362.3
Cash dividends --
  Common stock ($.47 per share)...........       --        --          --       (148.0)     --        --      (148.0)
  Preferred stock (Note 15)...............       --        --          --        (10.4)     --        --       (10.4)
Issuance of shares -- 5,574,916 common....       --       4.4        31.4           --     (.6)     12.0        47.2
Purchase of treasury stock --
  1,915,500 common........................       --        --          --           --      --     (31.3)      (31.3)
  96,300 preferred........................       --        --          --           --      --      (2.6)       (2.6)
Retirement of treasury stock -- 497,900
  preferred...............................    (12.5)       --         (.3)          --      --      12.8          --
Tax benefit of stock-based awards.........       --        --        16.0           --      --        --        16.0
Amortization of deferred compensation.....       --        --          --           --      .7        --          .7
                                             ------     ------     ------     --------   -----   -------    --------
Balance, December 31, 1996................   $161.0     $320.4     $887.5     $2,119.5   $(2.2)  $ (65.2)   $3,421.0
Net income -- 1997........................       --        --          --        271.4      --        --       271.4
Cash dividends --
  Common stock ($.54 per share)...........       --        --          --       (171.7)     --        --      (171.7)
  Preferred stock (Note 15)...............       --        --          --         (9.8)     --        --        (9.8)
Issuance of shares -- 5,221,039 common....       --       4.7        48.7           --     (.7)      7.1        59.8
Conversion of preferred stock -- 2,528
  shares..................................      (.3)       --          .3           --      --        --          --
Redemption of preferred stock -- 741,552
  shares (Note 15)........................    (18.5)       --          --           --      --        --       (18.5)
Tax benefit of stock-based awards.........       --        --        21.1           --      --        --        21.1
Amortization of deferred compensation.....       --        --          --           --      .8        --          .8
Unrealized loss on marketable equity
  securities..............................       --        --          --           --    (2.4)       --        (2.4)
                                             ------     ------     ------     --------   -----   -------    --------
Balance, December 31, 1997................   $142.2     $325.1     $957.6     $2,209.4   $(4.5)  $ (58.1)   $3,571.7
                                             ======     ======     ======     ========   =====   =======    ========

Note: Certain amounts have been restated to reflect the December 29, 1997, two-for-one stock split and distribution.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
                                                                         (MILLIONS)
Operating Activities:
Net income..................................................  $   271.4   $   362.3   $ 1,318.2
Adjustments to reconcile to cash provided from operations:
  Discontinued operations...................................         --          --    (1,018.8)
  Extraordinary loss........................................       79.1          --          --
  Premium on early extinguishment of debt...................     (171.2)         --          --
  Depreciation, depletion and amortization..................      499.5       421.0       375.5
  Provision for deferred income taxes.......................       81.8        72.4       125.4
  Provision for loss on property and other assets...........       49.8          --        41.4
  (Gain) loss on dispositions of property and interest in
     subsidiary.............................................      (56.8)      (46.4)       10.5
  Minority interest in income of consolidated
     subsidiaries...........................................       14.0          --        10.0
  Changes in receivables sold...............................      188.6       (13.1)       55.9
  Changes in receivables....................................     (180.6)     (214.2)       33.2
  Changes in inventories....................................      (73.7)      (16.1)       11.9
  Changes in other current assets...........................       25.5         3.8         1.1
  Changes in accounts payable...............................      195.8       204.0        (6.5)
  Changes in accrued liabilities............................       (7.9)      (24.9)      (33.4)
  Changes in current commodity trading assets and
     liabilities............................................       11.0       (29.7)       28.1
  Changes in non-current commodity trading assets and
     liabilities............................................      (47.7)      (37.7)      (82.1)
  Other, including changes in non-current assets and
     liabilities............................................       41.0        29.0       (41.7)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........      919.6       710.4       828.7
                                                              ---------   ---------   ---------
Financing Activities:
Proceeds from notes payable.................................    1,860.4       356.8       116.8
Payments of notes payable...................................   (1,245.9)      (87.3)     (623.8)
Proceeds from long-term debt................................    2,007.7     1,996.7       399.0
Payments of long-term debt..................................   (2,169.0)   (1,387.7)   (1,009.4)
Proceeds from issuance of common stock......................       62.9        54.3        78.1
Purchases of treasury stock.................................         --       (33.9)       (3.7)
Dividends paid..............................................     (181.5)     (158.4)     (119.1)
Subsidiary preferred stock redemptions......................         --          --      (193.7)
Other -- net................................................      (17.7)       (6.3)       (3.5)
                                                              ---------   ---------   ---------
          Net cash provided (used) by financing
            activities......................................      316.9       734.2    (1,359.3)
                                                              ---------   ---------   ---------
Investing Activities:
Property, plant and equipment:
  Capital expenditures......................................   (1,162.1)     (818.9)     (827.5)
  Proceeds from dispositions................................      100.3        60.2        28.2
Acquisition of businesses, net of cash acquired.............      (87.0)     (366.2)     (858.9)
Proceeds from sales of businesses...........................         --          --     2,588.3
Income tax and other payments related to discontinued
  operations................................................       (9.7)     (261.7)     (350.4)
Proceeds from sales of assets...............................        5.2        23.0       125.1
Purchase of investments/advances to affiliates..............     (134.2)      (76.9)      (49.7)
Purchase of note receivable.................................         --          --       (75.1)
Other -- net................................................       17.0        20.8         4.9
                                                              ---------   ---------   ---------
          Net cash provided (used) by investing
            activities......................................   (1,270.5)   (1,419.7)      584.9
                                                              ---------   ---------   ---------
          Increase (decrease) in cash and cash
            equivalents.....................................      (34.0)       24.9        54.3
Cash and cash equivalents at beginning of year..............      115.3        90.4        36.1
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $    81.3   $   115.3   $    90.4
                                                              =========   =========   =========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Operations of The Williams Companies, Inc. (Williams) are located principally in the United States and are organized into three operating groups as follows: (1) Gas Pipelines, which is comprised of five interstate natural gas pipelines located in the eastern, midsouth, Gulf Coast, midwest and northwest regions; (2) Energy Services, which is comprised of natural gas gathering and processing facilities in the Rocky Mountain, midwest and Gulf Coast regions, energy trading and price-risk management activities throughout the United States, a petroleum products pipeline and ethanol production/marketing operations in the midwest region, and hydrocarbon exploration and production activities in the Rocky Mountain and Gulf Coast regions; and (3) Communications, which includes network integration and management services; video and other multimedia transmission services for the broadcast industry; business audio and video conferencing services; and installation and maintenance of customer-premise voice and data equipment. Additional information about these businesses is contained throughout the following notes.

  Basis of Presentation

     Revenues and operating profit amounts previously reported as Williams Natural Gas and Merchant Services are now reported as Central and Energy Marketing & Trading, respectively.

     On April 30, 1997, Williams and Northern Telecom (Nortel) combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC (LLC), formerly WilTel Communications, LLC (see Note 2). Communications' revenues and operating profit amounts for 1997 include the operating results of the LLC beginning May 1, 1997.

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

     Revenues and operating profit amounts include the operating results of Transco Energy Company (Transco Energy) since its January 18, 1995, acquisition by Williams (see Note 2). The transportation operations from Transco Energy's two interstate natural gas pipelines are reported separately within the Gas Pipelines group. Transco Energy's gas gathering operations are included in Field Services, and its gas marketing operations are included in Energy Marketing & Trading.

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

                          THE WILLIAMS COMPANIES, INC.

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

  Inventory Valuation

     Inventories are stated at cost, which is not in excess of market, except for those held by Energy Marketing & Trading, which are primarily stated at market. The cost of inventories is primarily determined using the average-cost method, except for certain inventories held by Transcontinental Gas Pipe Line, which are determined using the last-in, first-out (LIFO) method.

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

  Goodwill and Other Intangible Assets

     Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is amortized on a straight-line basis over periods not exceeding 25 years. Other intangible assets are amortized on a straight-line basis over periods not exceeding 11 years. Accumulated amortization at December 31, 1997 and 1996 was $56 million and $31.8 million, respectively. Amortization of intangible assets was $24.2 million, $9.6 million and $6.2 million in 1997, 1996 and 1995, respectively.

  Treasury Stock

     Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

  Revenue Recognition

     Revenues generally are recorded when services have been performed or products have been delivered. Petroleum Services bills customers when products are shipped and defers the estimated revenues for shipments in transit. The Gas Pipelines recognize revenues based upon contractual terms and the related transportation volumes through month-end. These pipelines are subject to Federal Energy Regulatory Commission (FERC) regulations and, accordingly, certain revenues are subject to possible refunds pending final FERC orders. Williams records rate refund accruals based on management's estimate of the expected outcome of these proceedings. Communications' customer-premise equipment sales and service business primarily uses the percentage of completion method of recognizing revenues for services provided.

                          THE WILLIAMS COMPANIES, INC.

  Commodity Price-Risk Management Activities

     Energy Marketing & Trading has trading operations that enter into energy-related derivative financial instruments and derivative commodity instruments (forward contracts, futures contracts, option contracts and swap agreements) to provide price-risk management services to its third-party customers. This trading operation also has commodity inventories and enters into short- and long-term energy-related purchase and sale commitments which involve physical delivery of an energy commodity. These financial instruments, physical inventories and commitments are valued at market and are recorded in commodity trading assets, other assets and deferred charges, commodity trading liabilities and other liabilities in the Consolidated Balance Sheet. The change in unrealized market gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Income. Such market values are subject to change in the near term and reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, liquidity of the market in which the contract is transacted, the terms of the contract, credit considerations, time value and volatility factors underlying the positions. Energy Marketing & Trading reports its trading operations' physical sales transactions net of the related purchase costs, consistent with market value accounting for such trading activities.

     Certain Energy Marketing & Trading's revenues were not considered to be trading operations in 1996 and 1995 and, therefore, were not reported net of related costs to purchase such items.

     Williams' operations also enter into energy-related derivative financial instruments and derivative commodity instruments (primarily futures contracts, option contracts and swap agreements) to hedge against market price fluctuations of certain commodity inventories and sales and purchase commitments. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income when the related hedged item is recognized and recorded with the related hedged item. These contracts are initially and regularly evaluated to determine that there is a high correlation between changes in the market value of the hedge contract and market value of the hedged item.

  Interest-Rate Derivatives

     Williams enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. These agreements are designated with all or a portion of the principal balance and term of specific debt obligations. These agreements involve the exchange of amounts based on a fixed-interest rate for amounts based on variable interest rates without an exchange of the notional amount upon which the payments are based. The difference to be paid or received is accrued and recognized as an adjustment of interest expense. Gains and losses from terminations of interest-rate swap agreements are deferred and amortized as an adjustment to interest expense over the original term of the terminated swap agreement.

     Kern River specifically has interest-rate swap agreements that are not designated with long-term debt that are recorded in other liabilities at market value. Changes in market value are recorded as adjustments to a regulatory asset which is expected to be recovered in transportation rates.

     Williams enters into interest-rate forward contracts to lock-in underlying treasury rates on anticipated long-term debt issuances. The settlement amounts upon termination of the contracts are deferred and amortized as an adjustment to interest expense of the issued long-term debt over the term of the settled forward contract.

  Capitalization of Interest

     Williams capitalizes interest on major projects during construction. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by unregulated companies approximate

                          THE WILLIAMS COMPANIES, INC.

the average interest rate on related debt. Interest capitalized on internally generated funds is included in non-operating other income (expense) -- net.

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

  Earnings Per Share

     Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares. Diluted earnings per share assumes issuance of common stock from dilutive stock options and conversion of the $3.50 cumulative convertible preferred stock into common stock effective May 1, 1995. The earnings per share amounts and number of shares for 1996 and 1995 have been restated to reflect the effect of the two-for-one stock split and distribution (see Note 15) and the adoption of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (see Note
9).

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards, effective for fiscal years beginning after December 15, 1997, are disclosure-oriented standards. Therefore, neither standard will affect Williams' reported consolidated net income or cash flows.

NOTE 2. ACQUISITIONS

  Nortel

     On April 30, 1997, Williams and Nortel combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC. In addition, Williams paid $68 million to Nortel. Williams has accounted for its 70 percent interest in the operations that Nortel contributed to the LLC as a purchase business combination, and beginning May 1, 1997, has included the results of operations of the acquired company in Williams' Consolidated Statement of Income. Accordingly, the acquired assets and liabilities, including $168 million in accounts receivable, $68 million in accounts payable and accrued liabilities and $150 million in debt obligations, have been recorded based on an allocation of the purchase price, with substantially all of the cost in excess of historical carrying values allocated to goodwill.

     Williams recorded the 30 percent reduction in its operations contributed to the LLC as a sale to the minority shareholders of the LLC. Williams recognized a gain of $44.5 million based on the excess of the fair value over the net book value (approximately $71 million) of its operations conveyed to the LLC minority interest. Income taxes were not provided on the gain, because the transaction did not affect the difference between the financial and tax bases of identifiable assets and liabilities.

                          THE WILLIAMS COMPANIES, INC.

     If the transaction had occurred on January 1, 1996, Williams' unaudited pro forma revenues for the years ended 1997 and 1996 would have been $4,658 million and $4,268 million, respectively. The pro forma effect of the transaction on Williams' net income is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1996, or of future results of operations of the combined companies.

  Kern River

     On January 16, 1996, Williams acquired the remaining interest in Kern River for $206 million in cash. The acquisition was accounted for as a purchase, and the acquired assets and liabilities have been recorded based on an allocation of the purchase price, with substantially all of the cost in excess of Kern River's historical carrying value allocated to property, plant and equipment.

  Transco

     On January 18, 1995, Williams acquired 60 percent of Transco Energy's outstanding common stock in a cash tender offer for $430.5 million. Williams acquired the remaining 40 percent of Transco Energy's outstanding common stock on May 1, 1995, through a merger by exchanging the remaining Transco Energy common stock for approximately 31.2 million shares of Williams common stock valued at $334 million. The acquisition was accounted for as a purchase with 60 percent of Transco Energy's results of operations included in Williams' Consolidated Statement of Income for the period January 18, 1995, through April 30, 1995, and 100 percent included beginning May 1, 1995. The purchase price, including transaction fees and other related costs, was approximately $800 million, excluding $2.3 billion in preferred stock and debt obligations of Transco Energy.

NOTE 3. DISCONTINUED OPERATIONS

     On January 5, 1995, Williams sold its network services operations to LDDS Communications, Inc. for $2.5 billion in cash. The sale yielded a gain of $1 billion (net of income taxes of approximately $732 million) which is reported as income from discontinued operations.

NOTE 4. REVENUES AND OPERATING PROFIT

     Revenues and operating profit of Gas Pipelines and Energy Services for the years ended December 31, 1997, 1996 and 1995, are as follows:

                                                         1997        1996        1995
                                                       --------    --------    --------
                                                                  (MILLIONS)
Revenues:
  Gas Pipelines:
     Central.........................................  $  184.4    $  178.4    $  174.3
     Kern River Gas Transmission.....................     167.1       160.6          --
     Northwest Pipeline..............................     273.1       269.7       255.2
     Texas Gas Transmission..........................     293.0       306.1       276.3
     Transcontinental Gas Pipe Line..................     766.3       760.4       725.3
                                                       --------    --------    --------
                                                       $1,683.9    $1,675.2    $1,431.1
                                                       ========    ========    ========

                          THE WILLIAMS COMPANIES, INC.

                                                         1997        1996        1995
                                                       --------    --------    --------
                                                                  (MILLIONS)
  Energy Services:
     Energy Marketing & Trading......................  $  135.8    $  261.1    $  153.5
     Exploration & Production........................     130.1        82.4        62.9
     Field Services..................................     690.3       616.3       532.9
     Petroleum Services..............................     548.7       493.3       328.1
                                                       --------    --------    --------
                                                       $1,504.9    $1,453.1    $1,077.4
                                                       ========    ========    ========
Operating Profit:
  Gas Pipelines:
     Central.........................................  $   57.0    $   44.8    $   45.0
     Kern River Gas Transmission.....................     120.3       113.0          --
     Northwest Pipeline..............................     124.0       124.9       115.7
     Texas Gas Transmission..........................      87.6        85.1        64.0
     Transcontinental Gas Pipe Line..................     225.3       194.6       165.0
                                                       --------    --------    --------
                                                       $  614.2    $  562.4    $  389.7
                                                       ========    ========    ========
  Energy Services:
     Energy Marketing & Trading......................  $   70.6    $   66.4    $   33.2
     Exploration & Production........................      30.3         2.8        (5.9)
     Field Services..................................     163.0       187.4       161.0
     Petroleum Services..............................      97.0        75.7        69.2
                                                       --------    --------    --------
                                                       $  360.9    $  332.3    $  257.5
                                                       ========    ========    ========

NOTE 5. INVESTING ACTIVITIES

     Investing income for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                         1997        1996        1995
                                                       --------    --------    --------
                                                                  (MILLIONS)
Interest.............................................  $    9.9    $   11.1    $   37.2
Dividends............................................       1.4         1.6        16.1
Equity earnings......................................       7.9         6.1        40.6
                                                       --------    --------    --------
                                                       $   19.2    $   18.8    $   93.9
                                                       ========    ========    ========

     Dividends and distributions received from companies carried on an equity basis were $7 million in 1997 and 1996, and $44 million in 1995.

     At December 31, 1997, certain equity investments, with a carrying value of $46 million, have a market value of $175 million.

NOTE 6. ASSET SALES AND WRITE-OFFS

     In the fourth quarter of 1997, Communications incurred charges totaling $49.8 million related to the decision to sell the learning content business, and the write-down of assets and the development costs associated with certain advanced applications.

     In 1996, Williams recognized a pre-tax gain of $15.7 million from the sale of certain communication rights for approximately $38 million.

                          THE WILLIAMS COMPANIES, INC.

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

NOTE 7. PROVISION FOR INCOME TAXES

     The provision (credit) for income taxes from continuing operations includes:

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                                   (MILLIONS)
Current:
  Federal................................................  $ 75.9    $ 96.3    $(26.5)
  State..................................................    18.4      14.4       3.1
  Foreign................................................     1.9        --        --
                                                           ------    ------    ------
                                                             96.2     110.7     (23.4)
                                                           ======    ======    ======
Deferred:
  Federal................................................    70.4      61.9     114.2
  State..................................................    11.4      10.5      11.2
                                                           ------    ------    ------
                                                             81.8      72.4     125.4
                                                           ------    ------    ------
Total provision..........................................  $178.0    $183.1    $102.0
                                                           ======    ======    ======

     Reconciliations from the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes are as follows:

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                                   (MILLIONS)
Provision at statutory rate..............................  $185.0    $190.9    $140.5
Increases (reductions) in taxes resulting from:
  State income taxes.....................................    19.3      16.1      13.5
  Income tax credits.....................................   (16.5)    (19.0)    (18.7)
  Non-taxable gain from sale of interest in subsidiary
     (Note 2)............................................   (15.6)       --        --
  Decrease in valuation allowance for deferred tax
     assets..............................................      --        --     (29.8)
  Reversal of prior tax accruals.........................      --        --      (8.0)
  Other -- net...........................................     5.8      (4.9)      4.5
                                                           ------    ------    ------
Provision for income taxes...............................  $178.0    $183.1    $102.0
                                                           ======    ======    ======

                          THE WILLIAMS COMPANIES, INC.

     Significant components of deferred tax liabilities and assets as of December 31 are as follows:

                                                                1997       1996*
                                                              --------    --------
                                                                   (MILLIONS)
Deferred tax liabilities:
  Property, plant and equipment.............................  $1,839.4    $1,755.8
  Investments...............................................     120.9        93.3
  Other.....................................................     116.8       120.3
                                                              --------    --------
          Total deferred tax liabilities....................   2,077.1     1,969.4
Deferred tax assets:
  Deferred revenues.........................................      84.9        31.5
  Rate refunds..............................................     119.9       111.4
  Accrued liabilities.......................................     144.5       171.7
  Minimum tax credits.......................................     131.3        86.8
  Other.....................................................     102.2       140.9
                                                              --------    --------
          Total deferred tax assets.........................     582.8       542.3
                                                              --------    --------
Net deferred tax liabilities................................  $1,494.3    $1,427.1
                                                              ========    ========

---------------

* Reclassified to conform to current classifications.

     Cash payments for income taxes (net of refunds) were $48 million, $395 million and $339 million in 1997, 1996 and 1995, respectively.

NOTE 8. EXTRAORDINARY LOSS

     In September 1997, Williams initiated a restructuring of its debt portfolio (see Note 14). During 1997, Williams paid approximately $1.4 billion to redeem approximately $1.3 billion of debt with stated interest rates in excess of 8.8 percent, resulting in an extraordinary loss of $79.1 million (net of a $46.6 million benefit for income taxes). In addition, approximately $30 million of costs to redeem have been deferred as a regulatory asset for rate recovery.

                          THE WILLIAMS COMPANIES, INC.

NOTE 9. EARNINGS PER SHARE

     Basic and diluted earnings per common share are computed for the years ended December 31, 1997, 1996 and 1995, as follows:

                                                           1997          1996          1995
                                                        ----------    ----------    ----------
                                                        (DOLLARS IN MILLIONS, EXCEPT PER-SHARE
                                                            AMOUNTS; SHARES IN THOUSANDS)
Income from continuing operations.....................    $350.5        $362.3        $299.4
Preferred stock dividends.............................      (9.8)        (10.4)        (15.3)
                                                         -------       -------       -------
Income from continuing operations available to common
  stockholders for basic earnings per share...........     340.7         351.9         284.1
Effect of dilutive securities:
  Convertible preferred stock dividends...............       8.7           8.8           5.8
                                                         -------       -------       -------
Income from continuing operations available to common
  stockholders for diluted earnings per share.........    $349.4        $360.7        $289.9
                                                         =======       =======       =======
Basic weighted-average shares.........................   321,184       319,048       302,807
Effect of dilutive securities:
  Convertible preferred stock.........................    11,717        11,718         7,866
  Stock options.......................................     4,638         5,232         3,370
                                                         -------       -------       -------
                                                          16,355        16,950        11,236
                                                         -------       -------       -------
Diluted weighted-average shares.......................   337,539       335,998       314,043
                                                         =======       =======       =======
Earnings per share from continuing operations:
  Basic...............................................     $1.06         $1.10          $.94
                                                         =======       =======       =======
  Diluted.............................................     $1.04         $1.07          $.92
                                                         =======       =======       =======

     Options to purchase approximately 3.1 million shares of common stock at a weighted-average exercise price of $27.93 were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive, as the exercise prices of the options exceed the average market price of the common shares.

NOTE 10. EMPLOYEE BENEFIT PLANS

  Pensions

     Williams maintains non-contributory defined-benefit pension plans covering substantially all of its employees. Benefits are based on years of service and average final compensation. Pension costs are funded to satisfy minimum requirements prescribed by the Employee Retirement Income Security Act of 1974.

     Net pension expense consists of the following:

                                                          1997      1996       1995
                                                         ------    -------    -------
                                                                  (MILLIONS)
Service cost for benefits earned during the year.......  $ 30.9    $  30.3    $  19.5
Interest cost on projected benefit obligation..........    49.8       43.9       40.1
Actual return on plan assets...........................   (94.1)    (100.6)    (120.3)
Amortization and deferrals.............................    44.1       61.3       82.0
                                                         ------    -------    -------
Net pension expense....................................  $ 30.7    $  34.9    $  21.3
                                                         ======    =======    =======

                          THE WILLIAMS COMPANIES, INC.

     Net pension expense increased in 1996 from 1995 as a result of a decrease in the discount rate from 8 1/2 percent to 7 1/4 percent and an increase in the number of plan participants.

     The following table presents the funded status of the plans:

                                                              1997    1996
                                                              ----    ----
                                                               (MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefits...........................................  $507    $407
  Non-vested benefits.......................................    42      37
                                                              ----    ----
  Accumulated benefit obligations...........................   549     444
  Effect of projected salary increases......................   208     167
                                                              ----    ----
  Projected benefit obligations.............................   757     611
Assets at market value......................................   736     637
                                                              ----    ----
Assets less than (in excess of) projected benefit
  obligations...............................................    21     (26)
Unrecognized net (loss) gain................................   (12)     37
Unrecognized prior-service cost.............................    (6)     (8)
Unrecognized transition asset...............................     3       3
                                                              ----    ----
Pension liability...........................................  $  6    $  6
                                                              ====    ====

     The discount rate used to measure the present value of benefit obligations is 7 1/4 percent (7 1/2 percent in 1996); the assumed rate of increase in future compensation levels is 5 percent; and the expected long-term rate of return on assets is 10 percent. Plan assets consist primarily of commingled funds and assets held in a master trust. The master trust is comprised primarily of domestic and foreign common and preferred stocks, corporate bonds, United States government securities and commercial paper.

     Subsequent to December 31, 1997, Williams offered an early retirement incentive program to a certain group of employees. This program will not have a material impact on the funded status of the plans or Williams' financial position.

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

                          THE WILLIAMS COMPANIES, INC.

     Net postretirement benefit expense consists of the following:

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                                   (MILLIONS)
Service cost for benefits earned during the year.........  $  7.1    $  6.4    $  7.4
Interest cost on accumulated postretirement benefit
  obligation.............................................    24.4      22.7      23.9
Actual return on plan assets.............................   (19.4)    (16.4)    (17.9)
Amortization of unrecognized transition obligation.......     4.1       5.0       5.0
Amortization and deferrals...............................    21.0      19.7      23.1
                                                           ------    ------    ------
Net postretirement benefit expense.......................  $ 37.2    $ 37.4    $ 41.5
                                                           ======    ======    ======

     The following table presents the funded status of the plans:

                                                              1997    1996
                                                              ----    ----
                                                               (MILLIONS)
Actuarial present value of postretirement benefit
  obligation:
  Retirees..................................................  $223    $200
  Fully eligible active plan participants...................    34      26
  Other active plan participants............................   126      89
                                                              ----    ----
          Accumulated postretirement benefit obligation.....   383     315
Assets at market value......................................   185     155
                                                              ----    ----
Assets less than accumulated postretirement benefit
  obligation................................................   198     160
Unrecognized net gain.......................................    18      60
Unrecognized prior-service credit...........................     4       1
Unrecognized transition obligation..........................   (61)    (65)
                                                              ----    ----
Postretirement benefit liability............................  $159    $156
                                                              ====    ====

     The amount of postretirement benefit costs deferred as a regulatory asset at December 31, 1997 and 1996, is $107 million and $118 million, respectively, and is expected to be recovered through rates over approximately 15 years.

     The discount rate used to measure the present value of benefit obligations is 7 1/4 percent (7 1/2 percent in 1996). The expected long-term rate of return on plan assets is 10 percent (6 percent after taxes). The annual assumed rate of increase in the health care cost trend rate for 1998 is 8 1/2 to 9 1/2 percent, systematically decreasing to 5 percent by 2006. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percent in each year would increase the aggregate of the service and interest cost components of postretirement benefit expense for the year ended December 31, 1997, by $5 million and the accumulated postretirement benefit obligation as of December 31, 1997, by $46 million.

  Other

     Williams maintains various defined-contribution plans covering substantially all employees. Company contributions are based on employees' compensation and, in part, match employee contributions. Company contributions are invested primarily in Williams common stock. Williams' contributions to these plans were $29 million in 1997, $23 million in 1996 and $19 million in 1995.

                          THE WILLIAMS COMPANIES, INC.

NOTE 11. INVENTORIES

                                                               1997      1996
                                                              ------    ------
                                                                 (MILLIONS)
Natural gas in underground storage:
  Transcontinental Gas Pipe Line (LIFO).....................  $ 38.3    $ 38.8
  Energy Marketing & Trading................................     3.0       1.5
  Other.....................................................    16.5        --
Petroleum products:
  Energy Marketing & Trading................................    68.6      12.7
  Other.....................................................    30.1      33.7
Materials and supplies......................................   140.3     112.0
Other.......................................................     3.7       5.9
                                                              ------    ------
                                                              $300.5    $204.6
                                                              ======    ======

     If inventories valued on the LIFO method at December 31, 1997, were valued at current average cost, the amount would increase by approximately $13 million. Inventories valued on the LIFO method at December 31, 1996, approximate current average cost.

NOTE 12. PROPERTY, PLANT AND EQUIPMENT

                                                                1997         1996
                                                              ---------    ---------
                                                                    (MILLIONS)
Cost:
  Gas Pipelines:
     Central................................................  $   844.2    $   787.4
     Kern River Gas Transmission............................    1,003.9        990.5
     Northwest Pipeline.....................................    1,478.6      1,447.9
     Texas Gas Transmission.................................    1,022.7        958.9
     Transcontinental Gas Pipe Line.........................    3,334.8      3,095.7
  Energy Services:
     Energy Marketing & Trading.............................       43.0          5.4
     Exploration & Production...............................      318.5        255.1
     Field Services.........................................    2,352.4      2,188.3
     Petroleum Services.....................................    1,055.2      1,073.1
  Communications............................................      535.0        257.3
  Other.....................................................      296.1        152.7
                                                              ---------    ---------
                                                               12,284.4     11,212.3
Accumulated depreciation and depletion......................   (2,228.8)    (1,826.0)
                                                              ---------    ---------
                                                              $10,055.6    $ 9,386.3
                                                              =========    =========

     Commitments for construction and acquisition of property, plant and equipment are approximately $530 million at December 31, 1997.

                          THE WILLIAMS COMPANIES, INC.

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $92 million at December 31, 1997, and $95 million at December 31, 1996.

                                                                1996       1997
                                                              --------    ------
                                                                  (MILLIONS)
Accrued liabilities:
  Rate refunds..............................................  $  337.5    $305.1
  Employee costs............................................     191.5     178.1
  Interest..................................................      79.4      95.2
  Income taxes payable......................................      76.0      77.6
  Taxes other than income taxes.............................      72.4      66.2
  Other.....................................................     400.5     253.1
                                                              --------    ------
                                                              $1,157.3    $975.3
                                                              ========    ======

NOTE 14. DEBT, LEASES AND BANKING ARRANGEMENTS

  Notes Payable

     During 1997, Williams Holdings of Delaware, Inc. (Williams Holdings) entered into a commercial paper program backed by new short-term bank-credit facilities totaling $650 million. At December 31, 1997, $645 million of commercial paper was outstanding under the program. In addition, Williams has entered into various other short-term credit agreements with amounts outstanding totaling $48 million and $269.5 million at December 31, 1997 and 1996, respectively. The weighted-average interest rate on the outstanding short-term borrowings at December 31, 1997 and 1996, was 6.56 percent and 7.85 percent, respectively.

                          THE WILLIAMS COMPANIES, INC.

  Debt

                                                                                   DECEMBER 31,
                                                             WEIGHTED-AVERAGE   -------------------
                                                              INTEREST RATE*      1997       1996
                                                             ----------------   --------   --------
                                                                           (MILLIONS)
The Williams Companies, Inc.
  Revolving credit loans...................................        7.1%         $  383.0   $     --
  Debentures, 8.875% -- 10.25%, payable 2012, 2020, 2021
     and 2025..............................................        8.6             137.0      587.5
  Notes, 6.365% -- 9.625%, payable through 2004............        7.0             994.7      817.5
Williams Gas Pipelines Central
  Variable rate notes, payable 1999........................        8.2             130.0      130.0
Kern River Gas Transmission
  Notes, 6.42% and 6.72%, payable through 2001.............        6.6             586.4      617.7
Northwest Pipeline
  Debentures, 7.125% -- 10.65%, payable through 2025.......        8.3             151.6      360.0
  Notes, 6.625%, payable 2007..............................        6.6             250.0         --
  Adjustable rate notes, payable through 2002..............        9.0               8.3       10.0
Texas Gas Transmission
  Debentures, 7.25%, payable 2027..........................        7.3              99.0         --
  Notes, 9.625% and 8.625%, payable 1997 and 2004..........        8.6             152.4      253.6
Transcontinental Gas Pipe Line
  Revolving credit loans...................................        6.3             160.0         --
  Debentures, 7.25% and 9.125%, payable through 2026.......        7.3             199.7      352.4
  Debentures, 7.08%, payable 2026 (subject to debtholder
     redemption in 2001)...................................        7.1             200.0      200.0
  Notes, 8.125% and 8.875%, payable 1997 and 2002..........        8.9             128.2      227.7
  Adjustable rate note, payable 2002.......................        5.8             150.0         --
Williams Holdings of Delaware
  Revolving credit loans...................................        6.3             200.0      500.0
  Debentures, 6.25%, payable 2006..........................        4.8             248.9      248.8
  Notes, 6.365% -- 6.91%, payable through 2002.............        6.7             258.6         --
Williams Pipe Line
  Notes, 8.95% and 9.78%, payable through 2001.............        9.0              40.0      100.0
Williams Energy Ventures
  Adjustable rate notes....................................         --                --       25.6
Williams Communications Solutions, LLC
  Revolving credit loans...................................        6.2             125.0         --
Other, payable through 2000................................        7.8               3.6        5.7
                                                                                --------   --------
                                                                                 4,606.4    4,436.5
Current portion of long-term debt..........................                        (41.1)     (59.6)
                                                                                --------   --------
                                                                                $4,565.3   $4,376.9
                                                                                ========   ========

---------------

* At December 31, 1997, including the effects of interest-rate swaps.

                          THE WILLIAMS COMPANIES, INC.

     In September 1997, Williams initiated a restructuring of its debt portfolio. As of December 31, 1997, Williams has redeemed approximately $1.3 billion of debt with stated interest rates in excess of 8.8 percent. In January 1998, Williams redeemed $40 million of additional debt obligations. The restructuring was temporarily financed with the combination of short-term bank agreements, commercial paper and Williams' existing bank-credit agreement, until new long-term debt securities were issued. During the fourth quarter of 1997, Williams issued $550 million of new long-term debt obligations. In January 1998, Williams issued approximately $700 million in additional debt obligations.

     In July 1997, Williams entered into a new $1 billion bank-credit agreement, replacing the previous agreement. Under the new credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, and Williams Communications Solutions, LLC have access to various amounts of the facility, while Williams (parent) and Williams Holdings have access to all unborrowed amounts. Interest rates vary with current market conditions.

     For financial statement reporting purposes at December 31, 1997, $560 million in notes payable and current debt obligations, primarily related to the restructuring noted above, have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. Williams' subsequent issuance of $700 million of long-term debt obligations in January 1998 is sufficient to complete these refinancings.

     Interest-rate swaps with a notional value of $450 million are currently being utilized to convert certain fixed rate debt obligations resulting in an effective weighted-average floating rate of 5.24 percent at December 31, 1997. Interest-rate swaps with a notional value of $130 million are currently being utilized to convert certain variable rate debt obligations resulting in an effective weighted-average fixed rate of 7.78 percent at December 31, 1997.

     Certain interest-rate swap agreements relating to Kern River which preceded the January 1996 purchase of Kern River by Williams and the subsequent Kern River debt refinancing, remain outstanding. In 1996, Kern River entered into additional interest-rate swap agreements to manage the exposure from the original interest-rate swap agreements. As described in Note 1, these interest-rate swap agreements are not designated with the Kern River debt, but when combined with interest on the debt obligations, Kern River's effective interest rate is 8.5 percent.

     Aggregate minimum maturities and sinking-fund requirements, excluding lease payments and considering the reclassification of current obligations as previously described, for each of the next five years are as follows:

                                                    (MILLIONS)
1998..............................................    $   40
1999..............................................       349
2000..............................................       251
2001..............................................     1,052
2002..............................................     1,512
                                                      ======

     Cash payments for interest (net of amounts capitalized) are as follows:
1997 -- $396 million; 1996 -- $347 million; and 1995 -- $266 million.

  Leases

     Future minimum annual rentals under non-cancelable operating leases are $113 million in 1998, $99 million in 1999, $84 million in 2000, $59 million in 2001, $55 million in 2002 and $176 million thereafter.

     Total rent expense was $126 million in 1997 and $78 million in 1996 and 1995.

                          THE WILLIAMS COMPANIES, INC.

NOTE 15. STOCKHOLDERS' EQUITY

     On November 20, 1997, the board of directors of Williams declared a two-for-one common stock split and distribution; 160.1 million shares were issued on December 29, 1997. All references in the financial statements and notes to the number of common shares outstanding and per-share amounts reflect the effect of the split.

     In the third quarter of 1996, the board of directors authorized the open-market purchase of up to $800 million of Williams common stock. During 1996, 1.9 million shares were purchased at a total cost of approximately $31 million. No shares were purchased during 1997. In the fourth quarter of 1997, Williams' board of directors terminated the repurchase program.

     In connection with the 1995 merger with Transco Energy, Williams exchanged all of Transco Energy's outstanding $3.50 cumulative convertible preferred stock for 2.5 million shares of Williams' $3.50 cumulative convertible preferred stock. These shares are redeemable by Williams beginning in November 1999, at an initial price of $51.40 per share. Each share of $3.50 preferred stock is convertible at the option of the holder into 4.6875 shares of Williams common stock. Dividends per share of $3.50 were recorded in 1997 and 1996, and $2.33 in 1995.

     During 1995, Williams exchanged 2.8 million shares of its $2.21 cumulative preferred stock with a carrying value of $69 million for 9.6 percent debentures with a fair value of $72.5 million. The difference in the fair value of the new securities and the carrying value of the preferred stock exchanged was recorded as a decrease in capital in excess of par value. This amount did not impact net income, but is included in preferred stock dividends on the Consolidated Statement of Income and in the computation of earnings per share. The remaining shares of $2.21 cumulative preferred stock were redeemed by Williams at par ($25) in September 1997 for a total of $18.5 million. Dividends per share of $1.47 were recorded in 1997, and $2.21 in 1996 and 1995.

     In 1996, the board of directors adopted a Stockholder Rights Plan (the Rights Plan). Under the Rights Plan, each outstanding share of common stock has one-third of a preferred stock purchase right attached. Under certain conditions, each right may be exercised to purchase, at an exercise price of $140 (subject to adjustment), one two-hundredth of a share of junior participating preferred stock. The rights may be exercised only if an Acquiring Person acquires (or obtains the right to acquire) 15 percent or more of Williams common stock; or commences an offer for 15 percent or more of Williams common stock; or the board of directors determines an Adverse Person has become the owner of 10 percent or more of Williams common stock. The rights, which do not have voting rights, expire in 2006 and may be redeemed at a price of $.01 per right prior to their expiration, or within a specified period of time after the occurrence of certain events. In the event a person becomes the owner of more than 15 percent of Williams common stock or the board of directors determines that a person is an Adverse Person, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock having a value equal to two times the exercise price of the right. In the event Williams is engaged in a merger, business combination or 50 percent or more of Williams' assets, cash flow or earnings power is sold or transferred, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right.

     Williams has several plans providing for common-stock-based awards to employees and to non-employee directors. The plans permit the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services. The purchase price per share for stock options and the grant price for stock-appreciation rights may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after five years, subject to accelerated vesting if certain future stock prices are achieved. Stock options expire 10 years after grant. At December 31, 1997, 46.7 million shares

                          THE WILLIAMS COMPANIES, INC.

of common stock were reserved for issuance pursuant to existing and future stock awards, of which 21.4 million shares were available for future grants (15.6 million at December 31, 1996).

     The following summary reflects stock option activity and related information for 1997 and 1996:

                                                         1997                  1996
                                                  -------------------   -------------------
                                                            WEIGHTED-             WEIGHTED-
                                                             AVERAGE               AVERAGE
                                                            EXERCISE              EXERCISE
                                                  OPTIONS     PRICE     OPTIONS     PRICE
                                                  -------   ---------   -------   ---------
                                                            (OPTIONS IN MILLIONS)
Outstanding -- beginning of year................    19.7     $12.85       15.7     $10.02
Granted.........................................     6.7      24.83        8.2      16.71
Exercised.......................................    (3.8)     11.13       (4.0)      9.14
Canceled........................................     (.3)     19.82        (.2)     21.01
                                                   -----     ------      -----     ------
Outstanding -- end of year......................    22.3     $16.66       19.7     $12.85
                                                   -----     ------      -----     ------
Exercisable at end of year......................    15.7     $13.21       10.9     $10.29
                                                   -----     ------      -----     ------
Weighted-average grant date fair value of
  options granted during the year...............             $ 5.98                $ 3.92
                                                             ======                ======

     The following summary provides information about stock options outstanding and exercisable at December 31, 1997:

                                                     STOCK OPTIONS
                                                      OUTSTANDING             STOCK OPTIONS
                                                -----------------------        EXERCISABLE
                                                             WEIGHTED-    ----------------------
                                                WEIGHTED-     AVERAGE                  WEIGHTED-
            RANGE OF                             AVERAGE     REMAINING                  AVERAGE
            EXERCISE                            EXERCISE    CONTRACTUAL                EXERCISE
             PRICES                 OPTIONS       PRICE        LIFE        OPTIONS       PRICE
            --------               ----------   ---------   -----------   ----------   ---------
                                   (MILLIONS)                             (MILLIONS)
$4.62 to $17.32..................     15.4       $12.91     7.5 years        15.4       $12.91
$18.00 to $49.34.................      6.9        24.98     9.6 years          .3        28.14
                                      ----                                   ----
          Total..................     22.3       $16.66     8.1 years        15.7       $13.21
                                      ====                                   ====

     The fair value of the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: expected life of the stock options of five years; volatility of the expected market price of Williams common stock of 23 percent (24 percent in 1996 and 1995); risk-free interest rate of 6.1 percent (6.2 percent in 1996 and
1995); and a dividend yield of 2.4 percent (3 percent in 1996 and 1995).

     Pro forma net income and earnings per share, assuming Williams had applied the fair-value method of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in measuring compensation cost beginning with 1995 employee stock-based awards, are as follows:

                                     1997                1996                 1995
                               -----------------   -----------------   -------------------
                                PRO                 PRO                  PRO
                               FORMA    REPORTED   FORMA    REPORTED    FORMA     REPORTED
                               ------   --------   ------   --------   --------   --------
Net income (millions)........  $252.8    $271.4    $359.9    $362.3    $1,306.1   $1,318.2
Earnings per share:
  Basic......................  $  .76    $  .81    $ 1.10    $ 1.10    $   4.26   $   4.30
  Diluted....................  $  .74    $  .80    $ 1.07    $ 1.07    $   4.13   $   4.17

                          THE WILLIAMS COMPANIES, INC.

     Pro forma amounts for 1997 include the remaining total compensation expense from the awards made in 1996, as these awards fully vested in 1997 as a result of the accelerated vesting provisions. Pro forma amounts for 1995 include total compensation expense from the awards made in 1995, as these awards fully vested in 1995 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

NOTE 16. FINANCIAL INSTRUMENTS

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

     Long-term debt: The fair value of Williams' long-term debt is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 1997 and 1996, 57 percent and 69 percent, respectively, of Williams' long-term debt was publicly traded. Williams used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

     Interest-rate swaps: Fair value is determined by discounting estimated future cash flows using forward interest rates derived from the year-end yield curve. Fair value was calculated by the financial institutions that are the counterparties to the swaps.

     Interest-rate locks: Fair value is determined using year-end traded market prices for the referenced U.S. Treasury securities underlying the contracts. Fair value was calculated by the financial institutions that are parties to the locks.

     Energy-related trading and hedging: Includes forwards, options, swaps and purchase and sales commitments. Fair value reflects management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, liquidity of the market in which the contract is transacted, the terms of the contract, credit considerations, time value and volatility factors underlying the positions.

                          THE WILLIAMS COMPANIES, INC.

  Carrying amounts and fair values of Williams' financial instruments

                                                 1997                      1996
                                        ----------------------    ----------------------
                                        CARRYING       FAIR       CARRYING       FAIR
          ASSET (LIABILITY)              AMOUNT        VALUE       AMOUNT        VALUE
          -----------------             ---------    ---------    ---------    ---------
                                                           (MILLIONS)
Cash and cash equivalents.............  $    81.3    $    81.3    $   115.3    $   115.3
Notes and other non-current
  receivables.........................       32.5         32.5         27.4         27.4
Investments -- cost...................      102.8        102.8         71.2         71.2
Notes payable.........................     (693.0)      (693.0)      (269.5)      (269.5)
Long-term debt, including current
  portion.............................   (4,605.4)    (4,693.0)    (4,435.1)    (4,594.4)
Interest-rate swaps...................      (51.1)       (46.8)       (54.8)       (63.7)
Interest-rate locks...................         --         (8.3)          --           --
Energy-related trading:
  Assets..............................      324.9        324.9        253.6        253.6
  Liabilities.........................     (383.7)      (383.7)      (339.1)      (339.1)
Energy-related hedging:
  Assets..............................         .9         11.0           .9         11.2
  Liabilities.........................         --         (3.6)        (1.3)       (12.2)

     The preceding asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts.

     The 1997 average fair value of the energy-related trading assets and liabilities is $258 million and $345 million, respectively. The 1996 average fair value of the energy-related trading assets and liabilities is $196 million and $322 million, respectively.

     Williams has recorded liabilities of $21 million and $18 million at December 31, 1997 and 1996, respectively, for certain guarantees that represent the estimated fair value of these financial instruments.

  Off-Balance-Sheet Credit and Market Risk

     Williams is a participant in the following transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     In 1997, Williams entered into agreements to sell, on an ongoing basis, certain of their accounts receivables. Williams also sold certain receivables in 1996 under another revolving receivable sales program. At December 31, 1997 and 1996, $343 million and $152 million have been sold, respectively.

     In connection with the sale of Williams' network services operations, Williams has been indemnified by LDDS against any losses related to retained guarantees of $135 million and $158 million at December 31, 1997 and 1996, respectively, for lease rental obligations.

     Williams has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $56 million and $10 million at December 31, 1997 and 1996, respectively. Williams believes it will not have to perform under these agreements because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

  Commodity Price-Risk Management Services

     Williams, through Energy Marketing & Trading, provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of financial instruments, including forward contracts, futures contracts, option contracts, swap agreements and purchase and sale

                          THE WILLIAMS COMPANIES, INC.

commitments. See Note 1 for a description of the accounting for these trading activities. The net gain from trading activities was $125.8 million, $99.2 million and $65.8 million in 1997, 1996 and 1995, respectively.

     Energy Marketing & Trading enters into forward contracts and purchase and sale commitments which involve physical delivery of an energy commodity. Prices under these contracts are both fixed and variable. Swap agreements call for Energy Marketing & Trading to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. The variable prices are generally based on either industry pricing publications or exchange quotations. Energy Marketing & Trading buys and sells option contracts which give the buyer the right to exercise the options and receive the difference between a predetermined strike price and a market price at the date of exercise. The market prices used for option contracts are generally exchange quotations. Energy Marketing & Trading also enters into futures contracts, which are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations.

     Energy Marketing & Trading is subject to market risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, the liquidity of the market in which the contract is transacted, and changes in interest rates and credit risk.

     Energy Marketing & Trading manages market risk through established trading policy guidelines, which are monitored on an ongoing basis. Energy Marketing & Trading attempts to minimize credit-risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. In the normal course of business, collateral is not required for financial instruments with credit risk.

     The notional quantities for trading activities at December 31 are as follows:

                                                             1997                 1996
                                                      ------------------   ------------------
                                                       PAYOR    RECEIVER    PAYOR    RECEIVER
                                                      -------   --------   -------   --------
Fixed price:
  Natural gas (TBtu)................................  1,327.9   1,702.5    1,066.6   1,196.8
  Refined products and crude (MMBbls)...............    337.2     230.7       34.4      26.3
  Power (Terawatt Hrs)..............................     20.0      16.7         --        --
Variable price:
  Natural gas (TBtu)................................  2,091.1   1,508.2    1,584.9   1,123.8
  Refined products and crude (MMBbls)...............      4.5       3.1        3.7       3.3
  Power (Terawatt Hrs)..............................       .2       2.1         --        --

     The net cash flow requirement related to these contracts at December 31, 1997 and 1996, was $92 million and $117 million, respectively. At December 31, 1997, the cash flow requirements extend primarily through 2007.

  Concentration of Credit Risk

     Williams' cash equivalents consist of high quality securities placed with various major financial institutions with high credit ratings. Williams' investment policy limits its credit exposure to any one financial institution.

     At December 31, 1997 and 1996, approximately 57 percent and 69 percent, respectively, of receivables are for the sale or transportation of natural gas and related products or services. Approximately 33 percent and 23 percent of receivables at December 31, 1997 and 1996, respectively, are for communications and related services. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern, northwestern and midwestern United States. Communica-

                          THE WILLIAMS COMPANIES, INC.

tions' customers include numerous corporations. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

NOTE 17. OTHER FINANCIAL INFORMATION

Intercompany revenues (at prices that generally apply to sales to unaffiliated parties) are as follows:

                                                               1997        1996         1995
                                                              ------      ------       ------
                                                                        (MILLIONS)
Gas Pipelines:
  Central...................................................  $  6.1      $  9.2       $  9.5
  Northwest Pipeline........................................     2.8         1.1          1.8
  Texas Gas Transmission....................................     7.6        20.5         37.7
  Transcontinental Gas Pipe Line............................    40.5        34.6         34.2
Energy Services:
  Energy Marketing & Trading*...............................   (47.1)      130.7         62.2
  Exploration & Production..................................   126.5        57.1          4.9
  Field Services............................................    32.3        26.2         14.0
  Petroleum Services........................................    81.6        67.7         44.6
Other.......................................................    12.6         9.3           .2
                                                              ------      ------       ------
                                                              $262.9      $356.4       $209.1
                                                              ======      ======       ======

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with market-value accounting, exceed intercompany revenues in 1997.

Information for business segments is as follows:

                                                              1997         1996         1995
                                                            ---------    ---------    ---------
                                                                        (MILLIONS)
Identifiable assets at December 31:
Gas Pipelines:
  Central.................................................  $   854.9    $   704.8    $   709.2
  Kern River Gas Transmission.............................    1,083.0      1,081.6           --
  Northwest Pipeline......................................    1,161.3      1,153.9      1,147.5
  Texas Gas Transmission..................................    1,162.1      1,132.2      1,151.8
  Transcontinental Gas Pipe Line..........................    3,413.9      3,305.4      3,159.5
Energy Services:
  Energy Marketing & Trading..............................      725.1        839.1        438.2
  Exploration & Production................................      247.1        200.3        164.6
  Field Services..........................................    2,038.4      1,995.0      1,939.3
  Petroleum Services......................................      904.6        906.5        863.2
Communications............................................    1,312.9        670.6        401.0
Investments...............................................      291.4        190.6        307.6
General corporate and other...............................      684.3        238.8        279.3
                                                            ---------    ---------    ---------
          Consolidated....................................  $13,879.0    $12,418.8    $10,561.2
                                                            =========    =========    =========

                          THE WILLIAMS COMPANIES, INC.

                                                              1997         1996         1995
                                                            ---------    ---------    ---------
                                                                        (MILLIONS)
Additions to property, plant and equipment:
Gas Pipelines:
  Central.................................................  $    60.4    $    50.9    $    43.5
  Kern River Gas Transmission.............................       15.3          4.7           --
  Northwest Pipeline......................................       44.4         62.8        130.5
  Texas Gas Transmission..................................       74.5         50.1         32.1
  Transcontinental Gas Pipe Line..........................      224.8        272.1        238.7
Energy Services:
  Energy Marketing & Trading..............................       37.6           .6           .4
  Exploration & Production................................       63.3         30.3         15.6
  Field Services..........................................      158.8        205.7        232.1
  Petroleum Services......................................       45.0         55.8         87.9
Communications............................................      276.3         66.9         32.4
General corporate and other...............................      161.7         19.0         14.3
                                                            ---------    ---------    ---------
          Consolidated....................................  $ 1,162.1    $   818.9    $   827.5
                                                            =========    =========    =========
Depreciation, depletion and amortization:
Gas Pipelines:
  Central.................................................  $    28.0    $    27.5    $    27.3
  Kern River Gas Transmission.............................       17.8         15.5           --
  Northwest Pipeline......................................       55.2         43.2         34.9
  Texas Gas Transmission..................................       42.5         41.5         38.9
  Transcontinental Gas Pipe Line..........................      129.5        113.7        109.1
Energy Services:
  Energy Marketing & Trading..............................         .7           .6          1.2
  Exploration and Production..............................       12.6         10.5          9.8
  Field Services..........................................      102.7         94.7        100.4
  Petroleum Services......................................       35.0         34.1         26.4
Communications............................................       66.8         30.9         20.3
General corporate and other...............................        8.7          8.8          7.2
                                                            ---------    ---------    ---------
          Consolidated....................................  $   499.5    $   421.0    $   375.5
                                                            =========    =========    =========

     Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one business segment. Items such as investments are considered to be general corporate assets rather than identifiable assets of individual business segments.

NOTE 18. CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters and related litigation

     Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $328 million at December 31, 1997; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, $337 million of revenues has been reserved for potential refund as of December 31, 1997.

     In 1997, the Federal Energy Regulatory Commission (FERC) issued orders addressing, among other things, the authorized rates of return for three of Williams' interstate natural gas pipeline subsidiaries. All of

                          THE WILLIAMS COMPANIES, INC.

the orders involve rate cases that became effective between 1993 and 1995 and, in each instance, these cases have been superseded by more recently filed rate cases. In the three orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. However, the long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Each of the three pipeline subsidiaries challenged its respective FERC order in an effort to have the FERC change its rate of return methodology with respect to these and other rate cases. In October 1997, the FERC voted not to reconsider an order issued in one of the three pipeline proceedings, but convened a conference on January 30, 1998, to consider, on an industry-wide basis, issues with respect to pipeline rates of return.

     In 1992, the FERC issued Order 636, Order 636-A and Order 636-B. These orders, which were challenged in various respects by various parties in proceedings ruled on by the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Williams' gas pipelines subsidiaries implemented restructurings in 1993. Certain aspects of three of its pipeline companies' restructurings are under appeal.

     On July 16, 1996, the U.S. Court of Appeals for the D.C. Circuit issued an order which in part affirmed and in part remanded Order 636. However, the court stated that Order 636 would remain in effect until FERC issued a final order on remand after considering the remanded issues. With the issuance of this decision, the stay on the appeals of individual pipeline's restructuring cases was lifted. The only appeal challenging Northwest Pipeline's restructuring has been dismissed. On February 27, 1997, the FERC issued Order No. 636-C which dealt with the six issues remanded by the D.C. Circuit. In that order, the FERC reaffirmed that pipelines should be exempt from sharing gas supply realignment costs. Requests for rehearing have been filed for the order.

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

     Current FERC policy associated with Orders 436 and 500 requires interstate gas pipelines to absorb some of the cost of reforming gas supply contracts before allowing any recovery through direct bill or surcharges to transportation as well as sales commodity rates. Under Orders 636, 636-A, 636-B and 636-C, costs incurred to comply with these rules are permitted to be recovered in full, although a percentage of such costs must be allocated to interruptible transportation service.

     Pursuant to a stipulation and agreement approved by the FERC, Williams Gas Pipelines Central (Central) has made 11 filings to direct bill take-or-pay and gas supply realignment costs. The total amount approved for direct billing, net of certain amounts collected subject to refunds, is $67 million. An intervenor has filed protests seeking to have the FERC review the prudence and eligibility of approximately $40 million of costs covered by these filings. On July 31, 1996, the administrative law judge issued an initial decision rejecting the intervenor's prudency challenge. On September 30, 1997, the FERC, by a two-to-one vote, reversed the administrative law judge and determined that three life-of-lease producer contracts were imprudently entered into in 1982. Central has filed for rehearing, and management plans to vigorously defend the prudency of these contracts. An intervenor has also filed a protest seeking to have the FERC decide whether non-settlement costs are eligible for recovery under Order No. 636. In January 1997, the FERC held that none of the non-settlement costs could be recovered by Central if these costs were not eligible for recovery under Order No. 636. This order was affirmed on rehearing in April 1997. An initial decision from

                          THE WILLIAMS COMPANIES, INC.

the administrative law judge is expected in the first quarter of 1998. If the FERC's final ruling on eligibility is unfavorable, Central will appeal these orders to the courts. Central will make additional filings under the applicable FERC orders to recover such additional costs as may be incurred in the future.

     Because of the uncertainties pertaining to the outcome of these issues currently pending at the FERC and the status of settlement negotiation and various other factors, Central cannot reasonably estimate the costs that may be incurred nor the related amounts that could be recovered from customers. Central is actively pursuing negotiations with the producers to resolve all outstanding obligations under the contracts. Based on the terms of what Central believes would be a reasonable settlement, $94 million has been accrued as a liability at December 31, 1997, including a $5 million fourth-quarter 1997 charge to expense for additional absorption of future costs. Central also has an $88 million regulatory asset at December 31, 1997, for estimated recovery of future costs from customers. Central cannot predict the final outcome of the FERC's rulings on contract prudency and cost recovery under Order No. 636 and is unable to determine the ultimate liability and loss, if any, at this time. If Central does not prevail in these FERC proceedings or any subsequent appeals, and if Central is able to reach a settlement with the producers consistent with the $94 million accrued liability, the loss could be the total of the regulatory asset and the $40 million of protested assets. Central continues to believe that it entered into the gas purchase contracts in a prudent manner under FERC rules in place at the time. Central also believes that the future recovery of these costs would be in accordance with the terms of Order No. 636.

     In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. Through December 31, 1997, Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $66 million, plus interest, in gas supply realignment costs.

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

  Environmental matters

     Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 1997, these subsidiaries had reserves totaling approximately $28 million for these costs.

     Certain Williams subsidiaries, including Texas Gas and Transcontinental Gas Pipe Line, have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, Williams does not believe that the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

                          THE WILLIAMS COMPANIES, INC.

     Transcontinental Gas Pipe Line, Texas Gas and Central have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of December 31, 1997, Central had recorded a liability for approximately $17 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. The Field Services unit of Energy Services had recorded an aggregate liability of approximately $12 million, representing the current estimate of its future environmental and remediation costs, including approximately $5 million relating to former Central facilities. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $28 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs pending recovery as incurred through future rates and other means.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. Such costs have exceeded this amount. At December 31, 1997, Williams had approximately $11 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     A lawsuit was filed in May 1993 in a state court in Colorado in which certain claims have been made against various defendants, including Northwest Pipeline, contending that gas exploration and development activities in portions of the San Juan Basin have caused air, water and other contamination. The plaintiffs in the case sought certification of a plaintiff class. In June 1994, the lawsuit was dismissed for failure to join an indispensable party over which the state court had no jurisdiction. The Colorado court of appeals has affirmed the dismissal and remanded the case to Colorado district court for action consistent with the appeals court's decision. Since June 1994, eight individual lawsuits have been filed against Northwest Pipeline and others in U.S. district court in Colorado, making essentially the same claims. The district court has stayed all of the cases involving Northwest Pipeline until the plaintiffs exhaust their remedies before the Southern Ute Indian Tribal Court. Some plaintiffs filed cases in the Tribal court, but none named Northwest Pipeline as a defendant.

  Other legal matters

     In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. On July 16, 1997,

                          THE WILLIAMS COMPANIES, INC.

the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On December 4, 1997, the Tenth Circuit Court of Appeals agreed to rehear the appeal.

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. In one of the two remaining cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay to a producer damages of $23.3 million including $3.8 million in attorneys' fees. Transcontinental Gas Pipe Line is considering an appeal. In the other remaining case, a producer has asserted damages, including interest calculated through December 31, 1996, of approximately $6 million.

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

     In November 1994, Continental Energy Associates Limited Partnership (the Partnership) filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court, Middle District of Pennsylvania. The Partnership owned a cogeneration facility in Hazleton, Pennsylvania (the Facility). Hazleton Fuel Management Company (HFMC), a subsidiary of Transco Energy, formerly supplied natural gas and fuel oil to the Facility. Pursuant to a court-approved Plan of Reorganization, all litigation involving HFMC has been fully settled, and HFMC received $6.3 million from the bankruptcy estate, leaving it with approximately $14 million of outstanding receivables, all of which have been fully reserved.

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

19. MAPCO ACQUISITION

     On November 24, 1997, Williams and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. Approximately 96.8 million shares of Williams common stock valued at approximately $2.8 billion, based on the closing market price of Williams common stock on December 31, 1997, would be issued in the transaction. The transaction, subject to approval by both Williams and MAPCO stockholders and to review under federal anti-trust laws, is expected to close during the first quarter of 1998. MAPCO is engaged in the NGL pipeline, petroleum refining and marketing and propane marketing businesses, and will become part of the Energy Services business unit.

                          THE WILLIAMS COMPANIES, INC.

     The merger will be accounted for as a pooling of interests. Anticipated changes in accounting methods as a result of the merger are not expected to have a material impact on the financial position or results of operations of the combined entity.

     The following unaudited pro forma information combines the results of operations of Williams and MAPCO as if the companies had been combined throughout the periods presented.

                                                           YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1997        1996        1995
                                                       --------    --------    --------
                                                         (MILLIONS, EXCEPT PER-SHARE
                                                                   AMOUNTS)
Revenues.............................................  $8,241.6    $6,842.9    $5,655.0
Income from continuing operations....................     458.6       492.5       363.6
Net income...........................................     373.2       459.8     1,392.9
Basic earnings per common share:
  Income from continuing operations..................      1.09        1.16         .87
  Net income.........................................       .88        1.08        3.43
Diluted earnings per common share:
  Income from continuing operations..................      1.06        1.14         .86
  Net income.........................................       .86        1.06        3.35

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the companies had been combined throughout the periods presented or of future results of operations of the combined companies.

                          THE WILLIAMS COMPANIES, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (millions, except per-share amounts). Per-share amounts reflect the effect of the two-for-one common stock split and distribution (see Note 15) and the adoption of SFAS No. 128.

                                                     FIRST       SECOND      THIRD       FOURTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                    --------    --------    --------    --------
                       1997
Revenues..........................................  $1,001.4    $1,020.6    $1,121.0    $1,266.6
Costs and operating expenses......................     581.3       625.1       705.3       752.8
Income before extraordinary loss..................     105.9       107.8        65.3        71.5
Net income (loss).................................     105.9       107.8        (8.4)       66.1
Basic earnings per common share:
  Income before extraordinary loss................       .32         .33         .20         .21
  Net income (loss)...............................       .32         .33        (.03)        .19
Diluted earnings per common share:
  Income before extraordinary loss................       .31         .32         .19         .21
  Net income (loss)...............................       .31         .32        (.03)        .19
                       1996
Revenues..........................................  $  893.7    $  837.5    $  842.2    $  957.8
Costs and operating expenses......................     499.4       493.9       509.3       561.5
Net income........................................     104.9        80.4        71.0       106.0
Basic earnings per common share...................       .32         .24         .21         .32
Diluted earnings per common share.................       .31         .24         .21         .31

     The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding.

     Second-quarter 1997 net income includes a $44.5 million gain related to the combination of Williams' and Nortel's customer-premise equipment sales and service business (see Note 2 of Notes to Consolidated Financial Statements). Third-quarter 1997 net income includes an extraordinary loss of $74 million related to the restructuring of Williams' debt portfolio (see Note 8 of Notes to Consolidated Financial Statements).

     Second-quarter 1996 net income includes recognition of favorable income tax adjustments totaling $10 million related to research credits and previously provided deferred income taxes on certain regulated capital projects. Third-quarter 1996 net income includes approximately $6 million, net of federal income tax effect, from the effects of state income tax adjustments related to 1995.

     Selected comparative fourth-quarter data are as follows (millions, except per-share amounts).

                                                               1997      1996
                                                              ------    ------
Operating profit:
  Gas Pipelines:
     Central................................................  $  5.6    $ 10.9
     Kern River Gas Transmission............................    29.7      29.3
     Northwest Pipeline.....................................    29.5      21.8
     Texas Gas Transmission.................................    32.1      29.5
     Transcontinental Gas Pipe Line.........................    63.4      61.0
  Energy Services:
     Energy Marketing & Trading.............................    42.0      13.6
     Exploration & Production...............................    10.2       3.7
     Field Services.........................................    33.5      56.3
     Petroleum Services.....................................    33.9      18.3
  Communications............................................   (51.8)       .6
  Other.....................................................     2.8      (2.9)
                                                              ------    ------
Total operating profit......................................   230.9     242.1
General corporate expenses..................................   (18.7)    (11.6)
Interest expense net........................................   (97.4)    (91.9)
Investing income............................................     7.4       4.1
Gain on sale of asset.......................................      --      15.7
Minority interest in income of consolidated subsidiaries....    (4.5)       --
Other income (expense) net..................................    (1.8)      8.0
                                                              ------    ------
Income before income taxes..................................   115.9     166.4
Provision for income taxes..................................    44.4      60.4
                                                              ------    ------
Income before extraordinary loss............................    71.5     106.0
Extraordinary loss..........................................    (5.4)       --
                                                              ------    ------
Net income..................................................  $ 66.1    $106.0
                                                              ======    ======
Basic earnings per common share.............................  $  .19    $  .32
                                                              ======    ======
Diluted earnings per common share...........................  $  .19    $  .31
                                                              ======    ======

     Communications' fourth-quarter 1997 operating profit includes charges totaling approximately $49.8 million, related to the decision to sell the learning content business, the write-down of assets and the development costs associated with advanced applications. In addition, 1997 general corporate expenses include approximately $5 million in costs related to the MAPCO acquisition (see Note 19 of Notes to Consolidated Financial Statements).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                          THE WILLIAMS COMPANIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 14(a) 1 AND 2

                                                              PAGE
                                                              ----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended
     December 31, 1997......................................  F-16
  Consolidated balance sheet at December 31, 1997 and
     1996...................................................  F-17
  Consolidated statement of stockholders' equity for the
     three years ended December 31, 1997....................  F-18
  Consolidated statement of cash flows for the three years
     ended December 31, 1997................................  F-19
  Notes to consolidated financial statements................  F-20
  Schedule for the three years ended December 31, 1997:
     II -- Valuation and qualifying accounts................  F-50
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................  F-47

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          THE WILLIAMS COMPANIES, INC.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(a)

                                                           ADDITIONS
                                                      --------------------
                                                      CHARGED
                                                      TO COSTS
                                         BEGINNING      AND                                    ENDING
                                          BALANCE     EXPENSES    OTHER(C)    DEDUCTIONS(B)    BALANCE
                                         ---------    --------    --------    -------------    -------
                                                                  (MILLIONS)
Allowance for doubtful accounts:
  1997.................................    $ 9.7        $8.8        $7.8          $7.0          $19.3
  1996.................................     11.3         4.1         1.3           7.0            9.7
  1995.................................      7.9         3.8         1.6           2.0           11.3

---------------

(a)  Deducted from related assets.

(b)  Represents balances written off, net of recoveries and reclassifications.

(c)  Primarily relates to acquisitions of businesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Williams required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in Williams' Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 1998 (the "Proxy Statement"), which information is incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K. Information regarding the executive officers of Williams is presented following Item 4 herein, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated by reference herein.

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

     Exhibit 2 --

          *(a) Agreement and Plan of Merger, dated as of November 23, 1997, and as amended on January 25, 1998, among The Williams Companies, Inc., MAPCO Inc. and TML Acquisition Corp. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4, filed January 27, 1998).

     Exhibit 3 --

          *(a) Restated Certificate of Incorporation of Williams (filed as
     Exhibit 4(a) to Form 8-B Registration Statement, filed August 20, 1987).

          *(b) Certificate of Amendment of Restated Certificate of Incorporation, dated May 20, 1994 (filed as Exhibit 3(d) to Form 10-K for the fiscal year ended December 31, 1994).

          *(c) Certificate of Amendment of Restated Certificate of Incorporation dated May 16, 1997 (filed as Exhibit 4.3 to the Registration Statement on Form S-8 filed November 21, 1997).

           (d) Certificate of Amendment of Restated Certificate of Incorporation, dated February 26, 1998.

          *(e) Certificate of Designation with respect to the $3.50 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1(c) to the Prospectus and Information Statement to Amendment No. 2 to the Registration Statement on Form S-4, filed March 30, 1995).

          *(f) Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock (filed as Exhibit 3(f) to Form 10-K for the fiscal year ended December 31, 1995).

           (g) Certificate of Increase of Authorized Number of Shares of Series A Junior Participating Preferred Stock, dated December 31, 1997.

          *(h) Rights Agreement, dated as of February 6, 1996, between Williams and First Chicago Trust Company of New York (filed as Exhibit 4 to Williams Form 8-K, filed January 24, 1996).

          *(i) By-laws of Williams, as amended (filed, as amended, as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1996).

     Exhibit 4 --

          *(a) Form of Senior Debt Indenture between the Company and Chase Manhattan Bank (formerly Chemical Bank), Trustee, relating to the 10 1/4% Debentures, due 2020; the 9 3/8% Debentures, due 2021; the 8 1/4% Notes, due 1998; Medium-Term Notes (9.10%-9.31%), due 2001; the 7 1/2% Notes, due 1999, and the 8 7/8% Debentures, due 2012 (filed as Exhibit 4.1 to Form S-3 Registration Statement No. 33-33294, filed February 2, 1990).

          *(b) Form of Subordinated Debt Indenture between the Company and Chase Manhattan Bank (formerly Chemical Bank), Trustee, relating to 9.60% Quarterly Income Capital Securities, due 2025 (filed as Exhibit 4.2 to Form S-3 Registration Statement No. 33-60397, filed June 20, 1995).

           (c) U.S. $1,000,000,000 Amended and Restated Credit Agreement, dated as of July 23, 1997, among Williams and certain of its subsidiaries and the banks named therein and Citibank, N.A., as agent.

          *(d) Form of Senior Debt Indenture between the Company and The First National Bank of Chicago, Trustee, relating to 6.50% Notes due 2002; 6.625% Notes due 2004; floating rate notes due 2000; 6 1/8% Notes due 2001; and 6 1/8% Mandatory Putable/Remarketable Securities due 2012 (filed as Exhibit
     4.1 to Registration Statement on Form S-3 filed September 8, 1997).

          *(e) Form of Debenture representing $360,000,000 principal amount of 6% Convertible Subordinated Debenture Due 2005 (filed as Exhibit 4.7 to the Registration Statement on Form S-8, filed August 30, 1996).

          *(f) Form of Warrant to purchase 11,305,720 shares of the Common Stock of the Company (filed as Exhibit 4.8 to the Registration Statement on Form S-8, filed August 30, 1996).

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

     Exhibit 11 -- Computation of Earnings Per Common and Common-equivalent
Share.

     Exhibit 12 -- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

     Exhibit 20 -- Definitive Proxy Statement of Williams for 1998 (as filed with the Commission on March 27, 1998).

     Exhibit 21 -- Subsidiaries of the registrant.

     Exhibit 23 -- Consent of Independent Auditors.

     Exhibit 24 -- Power of Attorney together with certified resolution.

     Exhibit 27 -- Financial Data Schedule.

     Exhibit 27.1 -- Restated Financial Data Schedule for the year ended December 31, 1996.

     Exhibit 27.2 -- Restated Financial Data Schedule for the year ended December 31, 1995.

     (b) Reports on Form 8-K.

     On October 29, 1997, the Company filed a report on Form 8-K to report the results of the Company's debt tender offer.

     On November 15, 1997, the Company filed a report on Form 8-K/A to report the results of the Company's debt tender offer.

     On November 27, 1997, the Company filed a report on Form 8-K to report the Company's execution of an Agreement and Plan of Merger, dated November 23, 1997, among the Company, MAPCO Inc., and TML Acquisition Corp., providing for the Company to acquire MAPCO, Inc.

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

                                            THE WILLIAMS COMPANIES, INC.
                                                        (Registrant)

                                            By:    /s/ SHAWNA L. GEHRES
                                              ----------------------------------
                                                       Shawna L. Gehres
                                                       Attorney-in-fact

Dated: March 30, 1998

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

                 /s/ GARY R. BELITZ*                     Controller (Principal Accounting Officer)
-----------------------------------------------------
                   Gary R. Belitz

                  /s/ GLENN A. COX*                      Director
-----------------------------------------------------
                    Glenn A. Cox

              /s/ THOMAS H. CRUIKSHANK*                  Director
-----------------------------------------------------
                Thomas H. Cruikshank

                /s/ WILLIAM E. GREEN*                    Director
-----------------------------------------------------
                  William E. Green

              /s/ PATRICIA L. HIGGINS*                   Director
-----------------------------------------------------
                 Patricia L. Higgins

                  /s/ W.R. HOWELL*                       Director
-----------------------------------------------------
                    W. R. Howell

              /s/ ROBERT J. LAFORTUNE*                   Director
-----------------------------------------------------
                 Robert J. LaFortune

                 /s/ JAMES C. LEWIS*                     Director
-----------------------------------------------------
                   James C. Lewis

              /s/ JACK A. MACALLISTER*                   Director
-----------------------------------------------------
                 Jack A. MacAllister

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                /s/ PETER C. MEINIG*                     Director
-----------------------------------------------------
                   Peter C. Meinig

                   /s/ KAY A. ORR*                       Director
-----------------------------------------------------
                     Kay A. Orr

                /s/ GORDON R. PARKER*                    Director
-----------------------------------------------------
                  Gordon R. Parker

               /s/ JOSEPH H. WILLIAMS*                   Director
-----------------------------------------------------
                 Joseph H. Williams

              By: /s/ SHAWNA L. GEHRES
  -------------------------------------------------
                  Shawna L. Gehres
                  Attorney-in-fact

Dated: March 30, 1998

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3(d)          -- Certificate of Amendment of Restated Certificate of
                            Incorporation
           3(g)          -- Certificate of Increase of Authorized Number of Shares of
                            Series A Junior Participating Preferred Stock
           4(c)          -- Amended Restated Credit Agreement
          11             -- Computation of Earnings Per Common and Common-equivalent
                            Share.
          12             -- Computation of Ratio of Earnings to Combined Fixed
                            Charges and Preferred Stock Dividend Requirements.
          21             -- Subsidiaries of the registrant.
          23             -- Consent of Independent Auditors.
          24             -- Power of Attorney together with certified resolution.
          27             -- Financial Data Schedule.
          27.1           -- Restated Financial Data Schedule for the year ended
                            December 31, 1996.
          27.2           -- Restated Financial Data Schedule for the year ended
                            December 31, 1995.