Form 10-Q
period 1998-03-31
WILLIAMS COMPANIES INC
filed 1998-05-15
CIK 107263

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1998
                               -------------------------------------------------

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


Commission file number                         1-4174
                       ---------------------------------------------------------


                          THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 73-0569878
---------------------------------------     ------------------------------------
        (State of Incorporation)            (IRS Employer Identification Number)


          ONE WILLIAMS CENTER
            TULSA, OKLAHOMA                                74172
---------------------------------------     ------------------------------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number:                        (918) 588-2000
                                            ------------------------------------


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

                                  Yes  X  No
                                      ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                           Outstanding at April 30, 1998
---------------------------------------     ------------------------------------
     Common Stock, $1 par value                    423,960,753 Shares

                          The Williams Companies, Inc.
                                      Index


Part I.  Financial Information                                                                  Page

     Item 1.  Financial Statements

        Consolidated Statement of Income--Three Months Ended March 31, 1998 and 1997               2

        Consolidated Balance Sheet--March 31, 1998 and
           December 31, 1997                                                                       3

        Consolidated Statement of Cash Flows--Three Months
           Ended March 31, 1998 and 1997                                                           4

        Notes to Consolidated Financial Statements                                                 5

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          13


Part II.  Other Information

     Item 4.  Submission of matters to a vote of security holders                                 16

     Item 6.  Exhibits and Reports on Form 8-K

        Exhibit 12--Computation of Ratio of Earnings to Combined
                               Fixed Charges and Preferred Stock Dividend
                               Requirements



Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although The Williams Companies, Inc. believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s Current Report on Form 8-K filed April 27, 1998.

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                                                  (Millions, except
                                                                                  per-share amounts)
                                                                           -------------------------------
                                                                                  Three months ended
                                                                                      March  31,
                                                                           -------------------------------
                                                                               1998               1997*
                                                                           ------------       ------------
Revenues:
   Gas Pipelines (Note 3)                                                  $      443.3       $      441.7
   Energy Services (Note 3)                                                     1,215.5            1,335.5
   Communications (Note 2)                                                        387.8              216.6
   Other                                                                           12.2                9.9
   Intercompany eliminations                                                      (99.0)             (75.1)
                                                                           ------------       ------------
     Total revenues                                                             1,959.8            1,928.6
                                                                           ------------       ------------

Profit-center costs and expenses:
   Costs and operating expenses                                                 1,423.1            1,425.6
   Selling, general and administrative expenses                                   233.9              171.7
   Other (income) expense--net (Note ___)                                          31.9               (4.2)
                                                                           ------------       ------------
     Total profit-center costs and expenses                                     1,688.9            1,593.1
                                                                           ------------       ------------

Operating profit:
   Gas Pipelines (Note 3)                                                         195.0              181.0
   Energy Services (Note 3)                                                        92.8              160.7
   Communications (Note 2)                                                        (20.1)              (2.0)
   Other                                                                            3.2               (4.2)
                                                                           ------------       ------------
     Total operating profit                                                       270.9              335.5
General corporate expenses (Note 4)                                               (40.8)             (17.1)
Interest accrued                                                                 (118.0)            (109.3)
Interest capitalized                                                                8.2                2.3
Investing income                                                                    2.7                6.8
Gain on sale of assets (Note 5)                                                      --               66.0
Minority interest in income of consolidated subsidiaries                           (2.3)              (1.2)
Other income (expense)--net                                                        (2.3)                .7
                                                                           ------------       ------------
Income before income taxes and extraordinary loss                                 118.4              283.7
Provision for income taxes (Note 6)                                                45.5              105.1
                                                                           ------------       ------------
Income before extraordinary loss                                                   72.9              178.6
Extraordinary loss (Note 7)                                                        (4.8)                --
                                                                           ------------       ------------
Net income                                                                         68.1              178.6
Preferred stock dividends                                                           2.2                2.6
                                                                           ------------       ------------
Income applicable to common stock                                          $       65.9       $      176.0
                                                                           ============       ============


Basic earnings per common share (Note 8):
   Income before extraordinary loss                                        $        .17       $        .43
   Extraordinary loss (Note 7)                                                     (.01)                --
                                                                           ------------       ------------
   Net income                                                              $        .16       $        .43
                                                                           ============       ============
   Average shares (thousands)                                                   417,347            411,604

Diluted earnings per common share (Note 8):
   Income before extraordinary loss                                        $        .17       $        .42
   Extraordinary loss (Note 7)                                                     (.01)                --
                                                                           ------------       ------------
   Net income                                                              $        .16       $        .42
                                                                           ============       ============

   Average shares (thousands)                                                   439,031            429,074

Cash dividends per common share                                            $        .15       $        .13


* Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests. (See Note 2 for additional information.)



                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                                                    (Millions)
                                                                                          -------------------------------
                                                                                            March 31,        December 31,
                                                                                              1998               1997*
                                                                                          ------------       ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                              $      173.2       $      122.1
   Receivables                                                                                 1,358.1            1,584.5
   Transportation and exchange gas receivable                                                    128.0              130.4
   Inventories (Note 9)                                                                          422.3              433.9
   Commodity trading assets                                                                      232.3              180.3
   Deferred income taxes                                                                         219.9              236.6
   Other                                                                                         155.3              176.2
                                                                                          ------------       ------------
        Total current assets                                                                   2,689.1            2,864.0

Investments                                                                                      424.4              388.1

Property, plant and equipment, at cost                                                        14,931.9           14,605.1
Less accumulated depreciation and depletion                                                   (3,181.9)          (3,068.3)
                                                                                          ------------       ------------
                                                                                              11,750.0           11,536.8

Goodwill and other intangible assets--net                                                        605.5              600.6
Other assets and deferred charges                                                                944.3              888.1
                                                                                          ------------       ------------
        Total assets                                                                      $   16,413.3       $   16,277.6
                                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable (Note 10)                                                                $      901.9       $      693.0
   Accounts payable                                                                            1,004.8            1,288.5
   Transportation and exchange gas payable                                                        62.7               67.7
   Accrued liabilities                                                                         1,224.9            1,281.6
   Commodity trading liabilities                                                                 233.6              182.0
   Long-term debt due within one year (Note 10)                                                   45.3               80.3
                                                                                          ------------       ------------
        Total current liabilities                                                              3,473.2            3,593.1

Long-term debt (Note 10)                                                                       5,416.2            5,351.5
Deferred income taxes                                                                          2,036.1            2,009.1
Other liabilities                                                                                967.8              946.5
Minority interest in consolidated subsidiaries                                                   173.4              144.8

Contingent liabilities and commitments (Note 11)

Stockholders' equity:
   Preferred stock, $1 par value, 30 million shares authorized, 2.1 million shares
     issued in 1998 and 2.5 million shares issued in 1997                                        119.5              142.2
   Common stock, $1 par value, 960 million shares authorized, 427 million
     shares issued in 1998 and 431.5 million shares issued in 1997                               427.0              431.5
   Capital in excess of par value                                                                907.5            1,041.6
   Retained earnings                                                                           2,986.9            2,983.3
   Other                                                                                         (46.1)             (54.1)
                                                                                          ------------       ------------
                                                                                               4,394.8            4,544.5

   Less treasury stock (at cost), 4 million shares of common stock in 1998
     and 18.9 million shares of common stock in 1997                                             (48.2)            (311.9)
                                                                                          ------------       ------------
        Total stockholders' equity                                                             4,346.6            4,232.6
                                                                                          ------------       ------------
        Total liabilities and stockholders' equity                                        $   16,413.3       $   16,277.6
                                                                                          ============       ============


* Amounts have been restated to reflect the acquisition of MAPCO Inc. which has been accounted for as a pooling of interests. (See Note 2 for additional information.)



                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                          (Millions)
                                                                                -------------------------------
                                                                                  Three months ended March 31,
                                                                                -------------------------------
                                                                                    1998               1997*
                                                                                ------------       ------------
OPERATING ACTIVITIES:
   Net income                                                                   $       68.1       $      178.6
   Adjustments to reconcile to cash provided from operations:
      Extraordinary loss                                                                 4.8                 --
      Depreciation, depletion and amortization                                         155.3              140.6
      Provision for deferred income taxes                                               37.8               25.4
      Gain on dispositions of property                                                  (4.4)             (69.5)
      Minority interest in income of consolidated subsidiaries                           2.3                1.2
      Cash provided (used) by changes in assets and liabilities:
         Receivables sold                                                              (17.2)             185.3
         Receivables                                                                   280.8              269.7
         Inventories                                                                    12.6              (46.9)
         Other current assets                                                            6.1               45.1
         Accounts payable                                                             (275.6)            (345.1)
         Accrued liabilities                                                           (53.7)              (8.6)
         Current commodity trading assets and liabilities                                (.4)             (10.8)
         Non-current commodity trading assets and liabilities                           (2.4)                .5
      Other, including changes in non-current assets and liabilities                    (2.9)              18.8
                                                                                ------------       ------------
         Net cash provided by operating activities                                     211.2              384.3
                                                                                ------------       ------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                                         354.7                 --
   Payments of notes payable                                                          (646.2)            (150.0)
   Proceeds from long-term debt                                                      1,450.1              384.0
   Payments of long-term debt                                                         (926.7)            (319.5)
   Proceeds from issuance of common stock                                               41.6               18.7
   Purchases of treasury stock                                                            --              (33.9)
   Dividends paid                                                                      (64.6)             (52.5)
   Other--net                                                                           20.0               (3.4)
                                                                                ------------       ------------
         Net cash provided (used) by financing activities                              228.9             (156.6)
                                                                                ------------       ------------
INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                            (374.9)            (177.3)
      Proceeds from dispositions                                                        12.0               10.7
      Changes in accounts payable and accrued liabilities                               (7.0)             (17.9)
   Acquisition of businesses, net of cash acquired                                        --              (20.1)
   Proceeds from sale of assets                                                           --               66.0
   Purchase of investments/advances to affiliate                                       (14.8)            (133.5)
   Other--net                                                                           (4.3)              17.3
                                                                                ------------       ------------
         Net cash used by investing activities                                        (389.0)            (254.8)
                                                                                ------------       ------------
         Increase (decrease) in cash and cash equivalents                               51.1              (27.1)

Cash and cash equivalents at beginning of period                                       122.1              220.1
                                                                                ------------       ------------
Cash and cash equivalents at end of period                                      $      173.2       $      193.0
                                                                                ============       ============


* Amounts have been restated to reflect the acquisition of MAPCO Inc., which has been accounted for as a pooling of interests. (See Note 2 for additional information.)



                             See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  General
--------------------------------------------------------------------------------


   The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the Supplemental Consolidated financial statements and notes thereto in Williams' Current Report on Form 8-K filed April 27, 1998. The accompanying financial statements have not been audited by independent auditors, but include all adjustments both normal recurring and others which, in the opinion of Williams' management, are necessary to present fairly its financial position at March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

   Operating profit of operating companies may vary by quarter. Based on current rate structures and/or historical maintenance schedules, Transcontinental Gas Pipe Line and Texas Gas Transmission experience higher operating profits in the first and fourth quarters as compared to the second and third quarters.

2.  Basis of presentation
--------------------------------------------------------------------------------


   On March 28, 1998, Williams completed the acquisition of MAPCO Inc. by exchanging shares of Williams common stock for outstanding MAPCO common stock and employee stock options (see Note 4). The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes have been restated to reflect the results of operations, financial position and cash flows as if the companies had been combined throughout the periods presented. MAPCO is engaged in the NGL pipeline, petroleum refining and marketing and propane marketing businesses, and has become part of the Energy Services business unit. MAPCO's propane marketing operations are included in Energy Marketing & Trading; its natural gas liquids operations are included in Midstream Gas & Liquids; and its petroleum refining and retail petroleum operations are included in Petroleum Services. Revenues and operating profit amounts previously reported as Field Services are now included in Midstream Gas & Liquids.

On April 30, 1997, Williams and Northern Telecom (Nortel) combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC (LLC), formerly WilTel Communications, LLC. Communications' revenues and operating profit amounts for 1997 include the operating results of the LLC beginning May 1, 1997. If the transaction had occurred on January 1, 1997, Williams' unaudited pro forma revenues for the three months ended March 31, 1997 would have been $2.1 billion. The pro forma effect of the transaction on Williams' net income is not significant. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on January 1, 1997, or of future results of operations of the combined companies.


3.  Revenues and operating profit
--------------------------------------------------------------------------------


   Revenues and operating profit of Gas Pipelines and Energy Services for the three months ended March 31, 1998 and 1997, are as follows:


                                              Three months ended March 31,
(Millions)                                Revenues                Operating Profit
                                   ----------------------      -----------------------
                                     1998          1997          1998           1997
                                   --------      --------      --------       --------
Gas Pipelines:
    Central                        $   45.6      $   46.9      $   18.0       $   20.7
    Kern River Gas
        Transmission                   41.2          39.7          29.0           29.0
    Northwest Pipeline                 71.2          67.2          34.1           29.2
    Texas Gas Transmission             87.6          97.2          42.8           43.4
    Transcontinental Gas
        Pipe Line                     197.7         190.7          71.1           58.7
                                   --------      --------      --------       --------
                                   $  443.3      $  441.7      $  195.0       $  181.0
                                   ========      ========      ========       ========

Energy Services:
   Energy Marketing                $  139.1      $  196.4*     $   14.2       $   29.4*
       & Trading
   Exploration &                       40.6          37.8          12.3           10.6
     Production
   Midstream Gas &                    311.3         396.2*         66.3           86.0*
     Liquids
   Petroleum Services                 724.5         705.1*         35.9           34.7*
   Merger-related costs                  --            --         (35.9)            --
                                   --------      --------      --------       --------
                                   $1,215.5      $1,335.5*     $   92.8       $  160.7*
                                   ========      ========      ========       ========


*Amounts have been restated as described in Note 2.



4.  MAPCO  Acquisition
--------------------------------------------------------------------------------

   On November 24, 1997, Williams and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. The merger was consummated on March 28, 1998, with the issuance of 98.6 million shares of Williams common stock, valued at $3.1 billion based on the closing price of Williams common stock on March 23, 1998. In connection with the merger, 8.4 million shares of MAPCO $1 par value common stock previously held in treasury were retired. These shares had a carrying value of $253.8 million.

   The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Intercompany transactions between Williams and MAPCO prior to the merger have been eliminated, and no material adjustments were necessary to conform MAPCO's accounting policies.

   In connection with the merger, Williams recognized approximately $59 million in merger-related costs comprised primarily of outside professional fees and early retirement and severance costs. Approximately $36 million of these merger-related costs are included in Other (income) expense - net as a component of Energy Services' operating profit (See Note 3) and approximately $23 million is included in general corporate expenses. During 1997, payments of $32.6 million were made for non-compete agreements. These costs will be amortized over one to three years after the merger completion date.

   The results of operations for each company and the combined amounts presented in the Williams' Consolidated Statement of Income are as follows:


                                                  Three months ended March 31,
                                                 ------------------------------
(Millions)                                           1998              1997
                                                 ------------      ------------
Revenues:
   Williams                                      $    1,137.3      $    1,001.4
   MAPCO                                                823.8             931.2
   Intercompany eliminations                             (1.3)             (4.0)
                                                 ------------      ------------
Combined                                         $    1,959.8      $    1,928.6
                                                 ============      ============

Net income:
   Williams                                      $       59.7      $      105.9
   MAPCO                                                  8.4              72.7
                                                 ------------      ------------
Combined                                         $       68.1      $      178.6
                                                 ============      ============


5. Sale of assets
--------------------------------------------------------------------------------


   In January 1997, Williams sold its interest in the natural gas liquids and condensate reserves in the West Panhandle field of Texas for $66 million in cash. The sale resulted in a $66 million pre-tax gain on the transaction, because the related reserves had no book value.

6.  Provision for income taxes
--------------------------------------------------------------------------------
The provision for income taxes includes:

                                                         Three months ended
(Millions)                                                   March 31,
                                                   -----------------------------
                                                       1998             1997
                                                   ------------     ------------
Current:
   Federal                                         $        5.6     $       73.0
   State                                                    1.5              6.7
   Foreign                                                   .6               --
                                                   ------------     ------------
                                                            7.7             79.7
Deferred:
   Federal                                                 32.9             19.6
   State                                                    4.9              5.8
                                                   ------------     ------------
                                                           37.8             25.4
                                                   ------------     ------------
Total provision                                    $       45.5     $      105.1
                                                   ============     ============


   The effective income tax rate for 1998 and 1997 is greater than the federal statutory rate due primarily to the effects of state income taxes. Partially offsetting in 1997 were the effects of income tax credits from coal-seam gas production.

7. Extraordinary loss
--------------------------------------------------------------------------------


    The extraordinary loss in 1998 resulted from the early extinguishment of debt. Williams paid $54.4 million to redeem higher interest rate debt for a $4.8 million net loss (net of a $2.6 million benefit for income taxes).

8. Earnings per share
--------------------------------------------------------------------------------


   Basic and diluted earnings per common share are computed for the three months ended March 31, 1998 and 1997, as follows:

                                                                                  (Millions, except
                                                                                  per-share amounts)
                                                                           -------------------------------
                                                                                  Three months ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                               1998               1997*
                                                                           ------------       ------------
Basic earnings:
  Income before extraordinary loss                                         $       72.9       $      178.6
  Extraordinary loss                                                               (4.8)                --
                                                                           ------------       ------------
  Net Income                                                                       68.1              178.6
  Preferred stock dividends:
       $2.21 cumulative preferred stock                                              --                 .4
       $3.50 cumulative convertible preferred stock                                 2.2                2.2
                                                                           ------------       ------------
  Income applicable to common stock                                        $       65.9       $      176.0
                                                                           ============       ============


Basic shares:
  Average number of common shares outstanding during the period                 415,038            407,686
  Common shares attributable deferred stock                                       2,309              3,918
                                                                           ------------       ------------
  Total common shares                                                           417,347            411,604
                                                                           ============       ============


Basic earnings per common share:
  Income before extraordinary loss                                         $        .17       $        .43
  Extraordinary loss from early extinguishment of debt                             (.01)                --
                                                                           ------------       ------------
  Net income                                                               $        .16       $        .43
                                                                           ============       ============


Diluted earnings:
  Income before extraordinary loss                                         $       72.9       $      178.6
  Extraordinary loss                                                               (4.8)                --
                                                                           ------------       ------------
  Net income                                                                       68.1              178.6
  $2.21 cumulative preferred stock dividends                                         --                 .4
                                                                           ------------       ------------
  Income applicable to common stock                                        $       68.1       $      178.2
                                                                           ============       ============

Diluted shares:
  Average number of common shares outstanding during the period                 415,038            407,686
  Shares attributable to options and deferred stock                              12,846              9,669
  Dilutive preferred shares                                                      11,147             11,719
                                                                           ------------       ------------
  Total common shares                                                           439,031            429,074
                                                                           ============       ============


Diluted earnings per common share:
  Income before extraordinary loss                                         $        .17       $        .42
  Extraordinary loss from early extinguishment of debt                             (.01)                --
                                                                           ------------       ------------
  Net income                                                               $        .16       $        .42
                                                                           ============       ============


Note: Share and per-share amounts for 1997 have been restated to reflect the effect of the December 29, 1997, two-for-one common stock split and distribution and the acquisition of MAPCO Inc. which has been accounted for as a pooling of interests.

9. Inventories
--------------------------------------------------------------------------------


                                                     March 31,      December 31,
                                                   ------------     ------------
(Millions)                                             1998             1997
                                                   ------------     ------------
Raw materials:
   Crude oil                                       $       31.9     $       30.5
   Other                                                    2.0              5.2
                                                   ------------     ------------
                                                           33.9             35.7

Finished goods:
   Refined petroleum products                             145.4            122.3
   Fertilizer and natural gas liquids                      29.0             43.8
   General merchandise &
      communications equipment                             88.8             90.0
                                                   ------------     ------------
                                                          263.2            256.1

Materials and supplies                                     83.6             82.5
Natural gas in underground storage                         39.9             57.8
Other                                                       1.7              1.8
                                                   ------------     ------------
                                                   $      422.3     $      433.9
                                                   ============     ============

10.  Debt and banking arrangements
--------------------------------------------------------------------------------


Notes payable

   During 1998, Williams Holdings of Delaware, Inc. (Williams Holdings) increased its commercial paper program to $1 billion. The commercial paper program is backed by short-term bank-credit facilities totaling $1 billion. At March 31, 1998, $696 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions.


Debt
----------------------------------------------------------------------------

                                              Weighted-
                                               average
                                              interest     March 31,   December 31,
(Millions)                                      rate*        1998         1997
                                              --------     --------     --------
The Williams Companies, Inc.
   Revolving credit loans                           -%     $      -     $  383.0
   Debentures, 8.875% - 10.25%,
      payable 2012, 2020
       and 2021                                    8.6        137.0        137.0
   Notes, 5.1% - 9.625%, payable
      through 2012**                               6.5      1,691.4      1,042.1
Williams Gas Pipelines Central
   Variable rate notes,
      payable 1999                                 8.2        130.0        130.0
Kern River Gas Transmission
   Notes, 6.42% and 6.72%,
      payable through 2001                         6.6        568.9        586.4
Northwest Pipeline
   Debentures, 7.125% - 10.65%,
      payable through 2025                         8.3        151.4        151.6
   Notes, 6.625%, payable 2007                     6.6        250.0        250.0
   Adjustable rate notes,
      payable through 2002                         9.0          6.7          8.3
Texas Gas Transmission
   Debentures, 7.25%, payable
      2027                                         7.3         99.0         99.0
   Notes, 8.625%, payable 2004                     8.6        152.3        152.4
Transcontinental Gas Pipe Line
   Revolving credit loans                           --           --        160.0
   Debentures, 7.08% and 7.25%, payable
      through 2026**                               7.2        399.7        399.7
   Notes, 6.125% - 8.875%, payable
      2002 through 2008                            7.0        426.4        128.2
   Adjustable rate note, payable
      2002                                         5.8        150.0        150.0
Williams Holdings of Delaware
   Revolving credit loans                          6.6        200.0        200.0
   Debentures, 6.25% and 7.70%,
      payable 2006 and 2027                        5.5        351.8        351.8
   Notes, 6.365% - 8.87%, payable
      through 2022                                 7.7        572.3        625.3
MAPCO Inc.
   Commercial paper and
      bank money market lines                       --           --        135.8
MAPCO Natural Gas Liquids, Inc.
   Notes, 6.67% - 8.95%,
      payable through 2022                         7.5        165.0        165.0
Williams Communications Solutions, LLC
   Revolving credit loans                           --           --        125.0
Other, payable through 2005                        7.6          9.6         51.2
                                              --------     --------     --------
                                                            5,461.5      5,431.8
Current portion of long-term debt                             (45.3)       (80.3)
                                                           --------     --------
                                                           $5,416.2     $5,351.5
                                                           ========     ========


*  At March 31, 1998, including the effects of interest-rate swaps.
** $300 million, 5.95% notes, payable 2010; $200 million, 7.08% debentures, payable 2026; and $240 million, 6.125% notes, payable 2012; are subject to redemption at par at the option of the debtholder in 2000, 2001 and 2002, respectively.

   Under Williams' $1 billion credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line, Texas Gas Transmission, and Williams Communications Solutions, LLC will have access to varying amounts of the facility while Williams and Williams Holdings have access to all unborrowed amounts. Interest rates vary with current market conditions.

   For financial statement reporting purposes at March 31, 1998, $198 million in current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. At March 31, 1998, the amount available on the $1 billion credit agreement of $800 million is sufficient to complete these refinancings.



11. Contingent liabilities and commitments
--------------------------------------------------------------------------------


RATE AND REGULATORY MATTERS AND RELATED LITIGATION

   Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. As to Williams Pipe Line, revenues collected subject to refund were $345 million at March 31, 1998; it is not expected that the amount of any refunds ordered would be significant. Accordingly, no portion of these revenues has been reserved for refund. As to the other pipelines, $379 million of revenues has been reserved for potential refund as of March 31, 1998.

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

   In 1992, FERC issued Order 636, Order 636-A and Order 636-B. These orders, which were challenged in various respects by various parties in proceedings recently ruled on by the U.S. Court of Appeals for the D.C. Circuit, require interstate gas pipeline companies to change the manner in which they provide services. Williams' gas pipelines subsidiaries implemented restructurings in 1993. Certain aspects of two of its pipeline companies' restructurings are under appeal.

   The only appeal challenging Northwest Pipeline's restructuring has been dismissed. On April 14, 1998, all appeals concerning Transcontinental Gas Pipe Line's restructuring were denied by the D.C. Circuit. On February 27, 1997, the FERC issued Order No. 636-C which dealt with the six issues remanded by the D.C. Circuit. In that order, the FERC reaffirmed that pipelines should be exempt from sharing gas supply realignment costs. Requests for rehearing have been filed for the order.

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

   Pursuant to a stipulation and agreement approved by the FERC, Williams Gas Pipelines Central (Central) has made 11 filings to direct bill take-or-pay and gas supply realignment costs. The total amount approved for direct billing, net of certain amounts collected subject to refunds, is $68 million. An intervenor has filed a protest seeking to have the FERC review the prudence of certain of the costs covered by these filings. On July 31, 1996, the administrative law judge issued an initial decision rejecting the intervenor's prudency challenge. On September 30, 1997, the FERC, by a two-to-one vote, reversed the administrative law judge and determined that a contract was imprudently entered into in 1982. Central has filed for rehearing, and management plans to vigorously defend the prudency of these contracts. An intervenor also filed a protest seeking to have the FERC decide whether non-settlement costs are eligible for recovery under Order No. 636. In January 1997, the FERC held that none of the non-settlement costs could be recovered by Central if the costs were not eligible for recovery under Order No. 636. This order was affirmed on rehearing in April 1997. A FERC administrative law judge is holding in abeyance an initial decision on eligibility pending FERC's final decision on the prudence challenge discussed above. If the FERC's final ruling on eligibility is unfavorable, Central will appeal these orders to the courts. Central will make additional filings under the applicable FERC orders to recover such additional costs as may be incurred in the future.

   Because of the uncertainties pertaining to the outcome of these issues currently pending at the FERC and the status of settlement negotiation and various other factors, Central cannot reasonably estimate the costs that may be incurred nor the related amounts that could be recovered from customers. Central is actively pursuing negotiations with the producers to resolve all outstanding obligations under the contracts. Based on the terms of what Central believes would be a reasonable settlement, $94 million has been accrued as a liability at March 31, 1998. Central also has an $88 million regulatory asset at March 31, 1998, for estimated recovery of future costs from customers. Central cannot predict the final outcome of the FERC's rulings on contract prudency and cost recovery under Order No. 636 and is unable to determine the ultimate liability and loss, if any, at this time. If Central does not prevail in these FERC proceedings or any subsequent appeals, and if Central is able to reach a settlement with the producers consistent with the $94 million accrued liability, the loss could be the total of the regulatory asset and the $40 million of protested assets. Central continues to believe that it entered into the gas purchase contracts in a prudent manner under FERC rules in place at the time. Central also believes that the future recovery of these costs would be in accordance with the terms of Order No. 636.

   In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. Through March 31, 1998, Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $66 million, plus interest, in gas supply realignment costs.

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

ENVIRONMENTAL MATTERS

   Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At March 31, 1998, these subsidiaries had reserves totaling approximately $27 million for these costs.

   Certain Williams subsidiaries, including Texas Gas and Transcontinental Gas Pipe Line, have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, Williams does not believe that these obligations or the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

   Transcontinental Gas Pipe Line, Texas Gas and Central have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of March 31, 1998, Central had recorded a liability for approximately $17 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. The Midstream Gas & Liquids unit of Energy Services (WES) had recorded an aggregate liability of approximately $11 million, representing the current estimate of its future environmental and remediation costs, including approximately $5 million relating to former Central facilities. Texas Gas and Transcontinental Gas Pipe Line likewise had recorded liabilities for these costs which are included in the $27 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs pending recovery as incurred through future rates and other means.

   WES also accrues environmental remediation costs for its retail petroleum refining and propane marketing operations primarily related to soil and groundwater contamination. At March 31, 1998, WES and its subsidiaries had reserves, in addition to the reserves listed above, totaling approximately $23 million. WES recognizes receivables related to environmental remediation costs from state funds as a result of laws permitting states to reimburse certain expenses associated with underground storage tank problems and repairs. At March 31, 1998, WES and its subsidiaries had receivables totaling $12 million.

   In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. Such costs have exceeded this amount. At
March 31, 1998, Williams had approximately $12 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

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

OTHER LEGAL MATTERS

   On April 7, 1992, a liquefied petroleum gas explosion occurred near an underground salt dome storage facility located near Brenham, Texas and owned by an affiliate of MAPCO Inc., Seminole Pipeline Company ("Seminole"). MAPCO Inc., as well as Seminole, Mid-America Pipeline Company, MAPCO Natural Gas Liquids Inc., and other non-MAPCO entities were named as defendants in civil action lawsuits filed in state district courts located in four Texas counties. Seminole and the above-mentioned subsidiaries of MAPCO Inc. have settled in excess of 1,600 claims in these lawsuits. The only lawsuit remaining is the Dallmeyer case which was tried before a jury in Harris County. In Dallmeyer, the judgment rendered in March 1996 against defendants Seminole and MAPCO Inc. and its subsidiaries totaled approximately $72 million which included nearly $65 million of punitive damages awarded to the 21 plaintiffs.

Both plaintiffs and defendants have appealed the Dallmeyer judgment to the Court of Appeals for the Fourteenth District of Texas in Harris County. The defendants seek to have the judgment modified in many respects, including the elimination of punitive damages as well as a portion of the actual damages awarded. If the defendants prevail on appeal, it will result in an award significantly less than the judgment. The plaintiffs have cross-appealed and seek to modify the judgment to increase the total award plus interest to exceed $155 million.

   In February and March 1998, the Company entered into settlement agreements involving 17 of the 21 plaintiffs to finally resolve their claims against all defendants for an aggregate payment of approximately $10 million. These settlements have satisfied and reduced the judgment on appeal by approximately $42 million.

   As to the remaining four plaintiffs, the Company is continuing with settlement negotiations and believes that any final agreement reached with these plaintiffs will significantly reduce the Company's liability under the judgment.

   Management believes that it has defenses of considerable merit and will vigorously litigate the Dallmeyer appeal or seek a satisfactory settlement, but is not able to predict the ultimate outcome of this matter at this time. The Company has accrued a liability representing an estimate of amounts it expects to incur to finally resolve all litigation.

   In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly-owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. In addition, if the Tribe is successful in showing that Williams Production has no rights in the coal-seam gas, Williams Production has agreed to pay to the Trust for distribution to then-current unitholders, an amount representing a return of a portion of the original purchase price paid for the units. While Williams believes that such a payment is not probable, it has reserved a portion of the proceeds from the sale of the units in the Trust. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing en banc before the Court of Appeals. On December 4, 1997, the Tenth Circuit Court of Appeals agreed to rehear the appeal, and on March 17, 1998, the Court sitting en banc heard oral arguments. The parties await the Court of Appeals' decision.

   Williams Communications, Inc. filed suit on March 20, 1998, against WorldCom Network Services, Inc. (WorldCom) in district court in Tulsa County in order to prevent WorldCom from disconnecting any Williams' equipment on the WorldCom network. This suit seeks a declaratory judgment that the single fiber retained by Williams on the WorldCom network can be used for specified multimedia uses and that WorldCom is required to permit Williams to purchase additional fiber either acquired or constructed by WorldCom. WorldCom has denied Williams' claim and has asserted various counter claims for monetary damages, recession and injunctive relief.

   In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. Transcontinental Gas Pipe Line intends to appeal. In the other case, a producer has asserted damages, including interest calculated through December 31, 1997, of approximately $6 million.

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


12.  Adoption of accounting standards
--------------------------------------------------------------------------------


   The Financial Accounting Standards Board issued two new accounting standards, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Both standards, effective for fiscal years beginning after December 15, 1997, are disclosure-oriented standards. Therefore, neither standard will affect Williams' reported consolidated net income or cash flows.


13.  Comprehensive income
--------------------------------------------------------------------------------


   Comprehensive income for the three months ended March 31 is as follows:



(Millions)                                               1998            1997
                                                      ----------      ----------
Net income                                            $     68.1      $    178.6
Other comprehensive income:
   Unrealized gains on securities                           13.3              --
   Foreign currency translation
     adjustments                                            (2.1)             --
                                                      ----------      ----------
Comprehensive income before taxes                           79.3           178.6
Income taxes                                                 5.2              --
                                                      ----------      ----------
Comprehensive income                                  $     74.1      $    178.6
                                                      ==========      ==========

                                     ITEM 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

MAPCO Acquisition

     On November 24, 1997, Williams and MAPCO Inc. announced that they had entered into a definitive merger agreement whereby Williams would acquire MAPCO by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options would be converted into Williams common stock. The merger was consummated on March 28, 1998, with the issuance of 98.6 million shares of Williams common stock. MAPCO is engaged in the NGL pipeline, petroleum refining and marketing and propane marketing businesses, and became part of the Energy Services business unit.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, all prior period financial information presented has been restated to include the combined results of operations and financial condition of MAPCO as though it had always been a part of Williams.

Results of Operations

First Quarter 1998 vs. First Quarter 1997

GAS PIPELINES

     CENTRAL'S revenues decreased $1.3 million, or 3 percent. Total throughput decreased 8.2 TBtu, or 7 percent, due primarily to lower firm transportation volumes. Other (income) expense - net for both 1998 and 1997 includes gains from the sale-in-place of natural gas from a decommissioned storage field of $3 million and $7 million, respectively. Operating profit decreased $2.7 million, or 13 percent, due primarily to a lower gain in 1998 compared to 1997 from the sale-in-place of natural gas, partially offset by lower operating and maintenance expenses.

     KERN RIVER GAS TRANSMISSION'S revenues increased $1.5 million, or 4 percent, due primarily to higher interruptible transportation revenues. Total throughput increased 9.2 TBtu, or 14 percent, due primarily to higher firm transportation volumes. Operating profit remained unchanged as increased revenues were offset by higher general and administrative expenses, depreciation and taxes other than income taxes.

     NORTHWEST PIPELINE'S revenues increased $4 million, or 6 percent, due primarily to a new rate design effective March 1, 1997, that enables greater short-term firm and interruptible transportation volumes. Total throughput increased 8.3 TBtu, or 4 percent. Operating profit increased $4.9 million, or 17 percent, due primarily to the new rate design, lower operating and maintenance expenses and lower general and administrative expenses, slightly offset by higher depreciation expense.

     TEXAS GAS TRANSMISSION'S revenues decreased $9.6 million, or 10 percent, due primarily to $4 million lower reimbursable costs passed through to customers as provided in Texas Gas' rates and the effect of the favorable resolution in 1997 of certain contractual issues. Total throughput decreased 6.3 TBtu, or 3 percent, due primarily to a warmer 1998 winter heating season. Operating profit decreased $600,000, or 1 percent, due primarily to the effect of favorable resolutions in 1997 of certain contractual issues, substantially offset by lower operating and maintenance expenses and general and administrative expenses in 1998. Because of its rate structure, Texas Gas typically experiences its greatest profitability in the first and fourth quarters of the year.

     TRANSCONTINENTAL GAS PIPE LINE'S (TRANSCO) revenues increased $7 million, or 4 percent, due primarily to expansion projects placed into service during 1997, new services begun in late 1997 and new rates effective May 1, 1997, partially offset by $5 million lower reimbursable costs passed through to customers as provided in Transco's rates. Total throughput increased slightly. Operating profit increased $12.4 million, or 21 percent, due primarily to the new rates and services and lower operating and maintenance expenses, slightly offset by higher depreciation expense of $2 million. Because of its rate structure and historical maintenance schedule, Transco typically experiences its greatest profitability in the first and fourth quarters of the year.

ENERGY SERVICES

     ENERGY MARKETING & TRADING'S revenues decreased $57.3 million, or 29 percent, due primarily to the $47 million impact of lower average propane sales prices as compared to 1997 when sales prices were unusually high. Revenues associated with the natural gas and petroleum products price-risk management business decreased $19 million due to unfavorable market movement against both the natural gas and petroleum products portfolios, attributable in part to a warmer than normal winter over much of the country, lower natural gas market volatility and significant short-term market volatility for crude oil. In addition, natural gas contract origination revenues declined. Partially offsetting the decreases were increases in natural gas and petroleum products physical and notional trading volumes, $10 million higher revenues from increased propane sales volumes and higher revenues from an increase in electric power marketing. Costs and operating expenses decreased $51 million, or 34 percent, due primarily to lower average propane purchase prices. Operating profit decreased $15.2 million, or 52 percent, due primarily to the net decline in revenues from price-risk management and energy trading activities and a $10 million increase in general and administrative expenses related to increased infrastructure, partially offset by $7 million of higher propane margins.

     EXPLORATION & PRODUCTION'S revenues increased $2.8 million, or 7 percent, due primarily to the recognition of $8 million in deferred income resulting from a transaction that transferred certain tax credits to a third party, and an increase in both company-owned production volumes sold and marketing volumes from Williams Coal Seam Gas Royalty Trust, partially offset by lower average natural gas sales prices. Operating profit increased $1.7 million, or 16 percent, due primarily to the recognition of deferred income and increased company-owned production, substantially offset by lower average sales prices, higher depreciation and depletion and increased dry hole costs.

     MIDSTREAM GAS & LIQUIDS' revenues decreased $84.9 million, or 21 percent, due primarily to a $17 million impact from the shutdown of the Canadian marketing operations, lower liquids sales from processing activities of $11 million, $8 million lower pipeline transportation revenues resulting from decreased shipments, and a decline in revenues from liquids marketing of $49 million. These decreases were slightly offset by $6 million higher gathering revenues due to higher average gathering rates. The $11 million decrease in liquids margins from processing activities reflects lower average liquids prices, partially offset by 13 percent higher volumes. The $49 million decrease in liquids marketing revenues reflects significantly lower average sales prices combined with decreased volumes. Costs and operating expenses decreased $63 million, or 21 percent, due primarily to lower liquids marketing purchases and the shutdown of the Canadian marketing operations. Operating profit decreased $19.7 million, or 23 percent, due primarily to $11 million lower per-unit liquids margins from processing activities, decreased pipeline shipments and higher operating, maintenance and depreciation expenses, partially offset by higher gathering revenues.

     PETROLEUM SERVICES' revenues increased $19.4 million, or 3 percent, due primarily to revenues of $13 million from energy information management operations not present in 1997, a $10 million increase in convenience store merchandise sales following the May 1997 EZ-Serve acquisition and $6 million from higher ethanol sales, partially offset by a $10 million decrease in retail gasoline and diesel fuel sales reflecting lower average prices. The ethanol sales increase reflects 33 percent higher ethanol sales volumes partially offset by lower average ethanol sales prices. A $176 million revenue increase from refining operations due to increases in processed and purchased barrels sold was offset by significantly lower average sales prices. Costs and operating expenses increased $17.1 million, or 3 percent, due primarily to $16 million in operating costs of energy information management operations not present in 1997, a $12 million increase in merchandise purchases and convenience store operating costs following the May 1997 EZ-Serve convenience stores acquisition, $6 million associated with increased ethanol production, and increased maintenance and production costs of $5 million at the Memphis refinery, partially offset by $19 million lower crude and refined product purchases. The decrease in crude purchases reflects a $191 million decrease due to lower average purchase prices, substantially offset by a $172 million increase due to increased volumes purchased. Operating profit increased $1.2 million, or 3 percent, due primarily to a $17 million increase in margins from refining operations reflecting increased volumes sold and $2 million lower transportation operating expenses, substantially offset by $5 million higher maintenance and production costs at the Memphis refinery, $8 million from lower per-unit margins from refining operations and $3 million of operating loss associated with the new energy information management operations.

COMMUNICATIONS

     COMMUNICATIONS' revenues increased $171.2 million, or 79 percent, primarily because first-quarter 1998 includes $147 million of revenue from the customer premise equipment sales and services operations of Northern Telecom (Nortel) which were combined with Williams in the second quarter of 1997. The number of ports in service at March 31, 1998, more than doubled from March 31, 1997, while fiber billable minutes from occasional service decreased 10 percent from the first quarter 1997. Dedicated service voice-grade equivalent miles at March 31, 1998, increased 32 percent as compared with March 31, 1997. Costs and operating expenses increased $135 million, or 84 percent, due primarily to the combination with Nortel and increased business activity. Selling, general, and administrative expenses increased $55 million, or 96 percent, due primarily to the combination with Nortel, increased business activity and the expansion of the infrastructure in support of the development of a new national digital fiber-optic network. Operating profit decreased $18.1 million to a $20.1 million operating loss, due primarily to the increased costs of substantially expanding the infrastructure.

     GENERAL CORPORATE EXPENSE increased $23.7 million, or 139 percent, due primarily to MAPCO merger-related costs. An additional $35.9 million of such costs are included in other (income) expense - net as a component of Energy Services' operating profit (see Note 3). Interest accrued increased $8.7 million, or 8 percent, due primarily to higher borrowing levels including Williams Holdings' commercial paper program, partially offset by lower average interest rates following the recent debt restructuring. Interest capitalized increased $5.9 million to $8.2 million, due primarily to capital expenditures for Communication's fiber-optic network and the Discovery pipeline project. Investing income decreased $4.1 million, or 60 percent, due primarily to a $2 million decrease in equity earnings. The $66 million 1997 gain on sale of assets results from the sale of Williams' interest in the liquids and condensate reserves in the West Panhandle field of Texas (see Note 5). Other income (expense) - net is $3 million unfavorable as compared to 1997 due primarily to a 1997 gain of $4 million on the termination of interest rate swap agreements.

     The $59.6 million, or 57 percent, decrease in the provision for income taxes is primarily a result of lower pre-tax income. The effective income tax rate in 1998 and 1997 exceeds the federal statutory rate due primarily to the effects of state income taxes. Partially offsetting in 1997 were income tax credits from coal-seam gas production.

     The $4.8 million 1998 extraordinary loss results from the early extinguishment of debt (see Note 7).

Financial Condition and Liquidity

Liquidity

     Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities and Williams Holdings' commercial paper program, which can be utilized without limitation under existing loan covenants. At March 31, 1998, Williams had access to $1.2 billion of liquidity representing $800 million available under its $1 billion bank-credit facility, $301 million of commercial paper availability and cash-equivalent investments. This compares with liquidity of $166 million at December 31, 1997, and $589 million at March 31, 1997. The lower level at December 31, 1997 reflected the use of the $1 billion bank-credit facility to provide interim financing related to the debt restructuring program. This restructuring program was completed during the first quarter of 1998 and a significant portion of the $1 billion bank-credit facility was repaid. In addition, Williams Holdings' commercial paper program, begun in mid-1997, was expanded to $1 billion in March 1998. At March 31, 1998, $198 million of current debt obligations have been classified as non-current obligations based on Williams' intent and ability to refinance them on a long-term basis with the remaining amount available under the $1 billion bank-credit facility.

     In 1998, capital expenditures and investments are estimated to be approximately $3.1 billion. During 1998, Williams expects to finance capital expenditures, investments and working-capital requirements through cash generated from operations and the use of the available portion of its $1 billion bank-credit facility, a commercial paper program, short-term uncommitted bank lines and debt or equity public offerings.

Financing Activities

     In January 1998, Williams issued $300 million of 6.125 percent notes due 2001 and $100 million of floating rate notes due 2000. In February 1998, Williams issued $240 million of 6.125 percent debt remarketable in 2002 and $300 million of 5.95 percent debt remarketable in 2000. In January 1998, Transcontinental Gas Pipe Line issued $200 million of 6.125 percent notes and $100 million of 6.25 percent notes due 2005 and 2008, respectively. The proceeds of these issuances were used for general corporate purposes, including the repayment of outstanding debt.

     The consolidated long-term debt to debt-plus-equity ratio was 55.5 percent at March 31, 1998, compared to 55.8 percent at December 31, 1997. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 59.4 percent at March 31, 1998, and 59.1 percent at December 31, 1997.

     The decrease in receivables and accounts payable is due primarily to lower natural gas prices experienced by Energy Marketing & Trading.

Market Risk Disclosures - Interest Rate Risk

     During the quarter ended March 31, 1998, the percent of Williams fixed rate debt increased to targeted levels as Williams completed issuing long-term debt under the restructuring program and reduced its variable rate interim financings. Williams issued $1.1 billion of fixed rate debt at a weighted average interest rate of approximately 6.1 percent (see Financing Activities above). Williams also entered into an interest rate swap of $240 million converting fixed rate debt into variable rate debt. The interest rate swap matures in 2002.









Year 2000 Compliance

     Williams initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The assessment phase of this project as it relates to traditional information technology areas has been substantially completed. The assessment phase for non-traditional information technology areas has been completed for certain business units and is expected to be substantially completed in mid-1998 for the other business units. Necessary conversion, replacement and testing activities have begun and will continue throughout the process. Williams has initiated a formal communications process with other companies with which Williams' systems interface or rely on to determine the extent to which those companies are addressing their year 2000 compliance. Where necessary, Williams will be working with those companies to mitigate any material adverse effect on Williams.

     Williams expects to utilize both internal and external resources to complete this process. Existing resources will be redeployed and previously planned system replacements will be accelerated during this time. For example, implementation of previously planned financial and human resources systems is currently in process. These systems will address the year 2000 compliance issues in certain areas. In addition, one of Williams' subsidiaries, MAPCO, has replaced or is replacing six major applications. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred. For the regulated pipelines, Williams considers costs associated with the year 2000 compliance to be prudent costs incurred in the ordinary course of business, and, therefore, recoverable through rates.

     While the total cost of Williams' enterprise-wide project is still being evaluated, Williams estimates that future costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will total at least $30 million. Williams will update this estimate as additional information becomes available. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 4.   Submission of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders of the Company was held on February 26, 1998. At the Special Meeting, proposals to increase the authorized number of shares of Common Stock to 960 million shares and subsequent issuance of the Company's Common Stock in exchange for shares of Common Stock and options of MAPCO Inc. pursuant to the merger in which MAPCO became a wholly-owned subsidiary of the Company were approved.

A tabulation of the voting at the Special Meeting with respect to the matters indicated is as follows:

Approval to amend Restated Certificate of Incorporation
-------------------------------------------------------

   For                    Against             Abstain
-----------              ---------           ---------
252,181,673              1,315,207           1,024,150


Approval of issuance of Common Stock
------------------------------------

   For                   Against              Abstain
-----------              -------             ---------
252,680,055              783,449             1,057,526


To the best of the Company's knowledge, there were no broker nonvotes with respect to such proposals.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  The exhibits listed below are filed as part of this report:

               Exhibit 12--Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

          (b) During the first quarter of 1998, the Company filed a Form 8-K on February 20, 1998, which reported a significant event under
               Item 5 of the Form and included the exhibits required by Item 7 of the Form.

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



                                       THE WILLIAMS COMPANIES, INC.
                                       -----------------------------------------
                                       (Registrant)



                                       /s/ Gary R. Belitz
                                       -----------------------------------------
                                       Gary R. Belitz
                                       Controller
                                       (Duly Authorized Officer and
                                        Principal Accounting Officer)


May 15, 1998

                               INDEX TO EXHIBITS





EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
  12 --   Computation of Ratio of Earnings to Combined Fixed Charges and
          Preferred Stock Dividend Requirements