Form 10-Q
period 1999-09-30
WILLIAMS COMPANIES INC
filed 1999-11-12
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                               ------------------------------------------------

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -------------------------

Commission file number               1-4174
                       ---------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                               73-0569878
--------------------------------     -------------------------------------------
      (State of Incorporation)           (IRS Employer Identification Number)


         ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                                74172
-----------------------------------------    -----------------------------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number:                         (918) 573-2000
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

                              Yes   X   No
                                  -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                           Outstanding at October 29, 1999
--------------------------------     -------------------------------------------
    Common Stock, $1 par value                   434,733,977  Shares

                          The Williams Companies, Inc.
                                      Index


Part I.  Financial Information                                                     Page
                                                                                   ----
     Item 1.  Financial Statements

        Consolidated Statement of Income--Three and Nine Months
           Ended September 30, 1999 and 1998                                          2

        Consolidated Balance Sheet--September 30, 1999 and December 31, 1998          3

        Consolidated Statement of Cash Flows--Nine Months
           Ended September 30, 1999 and 1998                                          4

        Notes to Consolidated Financial Statements                                    5

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                               17

     Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                                       31

Part II.  Other Information                                                          32

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

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                        Three months                       Nine months
(Dollars in millions, except per-share amounts)                      ended September 30,               ended September 30,
                                                                  ---------------------------        ----------------------
                                                                     1999            1998*             1999          1998*
                                                                  ----------       ----------        ---------    ---------
Revenues (Note 15):
   Gas Pipeline (Note 3)                                          $    409.5       $    399.5        $ 1,300.9    $ 1,240.9
   Energy Services (Note 2)                                          1,788.7          1,326.4          4,511.5      4,060.3
   Communications                                                      504.4            425.9          1,514.9      1,249.3
   Other                                                                40.7              9.6             70.7         33.1
   Intercompany eliminations                                          (530.6)          (274.6)        (1,215.0)      (963.7)
                                                                  ----------       ----------        ---------    ---------
     Total revenues                                                  2,212.7          1,886.8          6,183.0      5,619.9
                                                                  ----------       ----------        ---------    ---------

Segment costs and expenses:
   Costs and operating expenses                                      1,692.4          1,377.2          4,566.0      4,059.4
   Selling, general and administrative expenses                        311.2            279.8            939.7        764.3
   Other (income) expense--net (Notes 4 and 5)                          (6.2)            39.0             24.4         97.2
                                                                  ----------       ----------        ---------    ---------
     Total segment costs and expenses                                1,997.4          1,696.0          5,530.1      4,920.9
                                                                  ----------       ----------        ---------    ---------
General corporate expenses                                              12.7             17.2             46.2         76.1
                                                                  ----------       ----------        ---------    ---------

Operating income (loss) (Note 15):
   Gas Pipeline (Note 3)                                               142.7            141.7            504.9        489.9
   Energy Services (Notes 4 and 5)                                     135.2            112.4            360.2        308.8
   Communications (Note 4)                                             (81.7)           (54.0)          (209.3)       (87.4)
   Other                                                                19.1             (9.3)            (2.9)       (12.3)
   General corporate expenses (Note 5)                                 (12.7)           (17.2)           (46.2)       (76.1)
                                                                  ----------       ----------        ---------    ---------
     Total operating income                                            202.6            173.6            606.7        622.9
Interest accrued (Note 3)                                             (168.6)          (131.5)          (446.5)      (376.0)
Interest capitalized                                                    10.6             12.6             37.5         28.6
Investing income                                                         7.2              6.2             19.5         19.6
Minority interest in (income) loss of consolidated subsidiaries         (2.9)              .1             (6.9)        (5.5)
Other expense--net                                                       (.4)            (5.2)             (.2)       (12.4)
                                                                  ----------       ----------        ---------    ---------

Income before income taxes, extraordinary loss and
   change in accounting principle                                       48.5             55.8            210.1        277.2
Provision for income taxes (Notes 4 and 6)                              32.8             23.7            121.5        111.5
                                                                  ----------       ----------        ---------    ---------

Income before extraordinary loss and change in
   accounting principle                                                 15.7             32.1             88.6        165.7
Extraordinary loss (Note 7)                                               --               --               --         (4.8)
                                                                  ----------       ----------        ---------    ---------

Income before change in accounting principle                            15.7             32.1             88.6        160.9
Change in accounting principle (Note 8)                                   --               --             (5.6)          --
                                                                  ----------       ----------        ---------    ---------

Net income                                                              15.7             32.1             83.0        160.9
Preferred stock dividends                                                1.1              1.9              3.6          5.7
                                                                  ----------       ----------        ---------    ---------
Income applicable to common stock                                 $     14.6       $     30.2        $    79.4    $   155.2
                                                                  ==========       ==========        =========    =========


Basic and diluted earnings per common share (Note 9):
   Income before extraordinary loss
     and change in accounting principle                           $      .03       $      .07        $     .19    $     .38
   Extraordinary loss (Note 7)                                            --               --               --         (.01)
   Change in accounting principle (Note 8)                                --               --             (.01)          --
                                                                  ----------       ----------        ---------    ---------
   Net income                                                     $      .03       $      .07        $     .18    $     .37
                                                                  ==========       ==========        =========    =========

   Basic average shares (thousands)                                  436,546          428,594          434,579      424,076
   Diluted average shares (thousands)                                442,244          442,080          440,347      440,874

Cash dividends per common share                                   $      .15       $      .15        $     .45    $     .45


* Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.


                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


(Dollars in millions, except per-share amounts)                                 September 30,   December 31,
                                                                                    1999            1998*
                                                                                -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $       287.9   $      503.3
   Receivables                                                                        2,344.1        1,628.2
   Transportation and exchange gas receivable                                            55.9           96.4
   Inventories (Note 10)                                                                655.7          497.5
   Energy trading assets                                                                431.9          354.5
   Deferred income taxes                                                                235.4          239.9
   Other                                                                                246.0          166.1
                                                                                -------------   ------------
        Total current assets                                                          4,256.9        3,485.9

Investments                                                                           1,280.7          866.1

Property, plant and equipment, at cost                                               18,074.5       16,206.3
Less accumulated depreciation and depletion                                          (3,971.7)      (3,621.0)
                                                                                -------------   ------------
                                                                                     14,102.8       12,585.3

Goodwill and other intangible assets--net                                               548.9          583.6
Other assets and deferred charges                                                     1,178.3        1,126.4
                                                                                -------------   ------------
        Total assets                                                            $    21,367.6   $   18,647.3
                                                                                =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable (Note 11)                                                      $     1,355.2   $    1,052.7
   Accounts payable                                                                   1,664.8        1,158.2
   Accrued rate refund liabilities                                                      211.6          358.7
   Other accrued liabilities                                                          1,250.6        1,188.9
   Energy trading liabilities                                                           346.8          290.1
   Long-term debt due within one year (Note 11)                                         473.0          390.6
                                                                                -------------   ------------
        Total current liabilities                                                     5,302.0        4,439.2

Long-term debt (Note 11)                                                              7,772.8        6,366.4
Deferred income taxes                                                                 2,468.4        2,060.8
Other liabilities and deferred income                                                 1,061.6        1,015.2
Minority interest in consolidated subsidiaries                                          532.4          508.3

Contingent liabilities and commitments (Note 12)

Stockholders' equity:
   Preferred stock, $1 par value, 30 million shares authorized, 1.2 million
     issued in 1999, 1.8 million in 1998 (Note 17)                                       69.0          102.2
   Common stock, $1 par value, 960 million shares authorized, 438.5 million
     issued in 1999, 432.3 million in 1998                                              438.5          432.3
   Capital in excess of par value                                                     1,103.9          982.4
   Retained earnings                                                                  2,734.1        2,849.5
   Accumulated other comprehensive income                                                16.6           16.7
   Other                                                                                (86.6)         (78.5)
                                                                                -------------   ------------
                                                                                      4,275.5        4,304.6
   Less treasury stock (at cost) 3.8 million shares of common stock in 1999
     and 4.0 million in 1998                                                            (45.1)         (47.2)
                                                                                -------------   ------------
        Total stockholders' equity                                                    4,230.4        4,257.4
                                                                                -------------   ------------
        Total liabilities and stockholders' equity                              $    21,367.6   $   18,647.3
                                                                                =============   ============


*Certain amounts have been reclassified as discussed in Note 2 of Notes to Consolidated Financial Statements.


                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


 (Millions)                                                                 Nine months ended September 30,
                                                                            -------------------------------
                                                                               1999                1998*
                                                                            ----------           ----------
OPERATING ACTIVITIES:
   Net income                                                               $     83.0           $    160.9
   Adjustments to reconcile to cash provided from operations:
      Extraordinary loss                                                            --                  4.8
      Change in accounting principle                                               5.6                   --
      Depreciation, depletion and amortization                                   545.1                471.8
      Provision for deferred income taxes                                        403.8                 67.1
      Provision for loss on property and other assets                             34.1                 29.8
      Minority interest in income of consolidated subsidiaries                     6.9                  5.5
      Cash provided (used) by changes in assets and liabilities:
         Receivables sold                                                         21.0                (55.9)
         Receivables                                                            (746.2)                24.0
         Inventories                                                            (140.4)                 (.7)
         Other current assets                                                    (69.4)               (31.8)
         Accounts payable                                                        577.0               (227.2)
         Accrued rate refund liabilities                                        (147.0)                93.7
         Other accrued liabilities                                                18.7                   .3
      Changes in current energy trading assets and liabilities                   (20.6)                (3.3)
      Changes in non-current energy trading assets and liabilities               (23.9)               (36.7)
      Changes in non-current deferred income                                     131.3                 13.9
      Other, including changes in non-current assets and liabilities              22.8                (42.3)
                                                                            ----------           ----------
         Net cash provided by operating activities                               701.8                473.9
                                                                            ----------           ----------



FINANCING ACTIVITIES:
   Proceeds from notes payable                                                 2,338.0                708.9
   Payments of notes payable                                                  (1,418.0)            (1,096.7)
   Proceeds from long-term debt                                                2,195.7              2,623.4
   Payments of long-term debt                                                 (1,327.0)            (1,089.7)
   Proceeds from issuance of common stock                                        132.9                 67.2
   Dividends paid                                                               (198.4)              (195.8)
   Proceeds from sale of LLC member interests                                       --                100.0
   Other--net                                                                     (5.3)                25.4
                                                                            ----------           ----------
         Net cash provided by financing activities                             1,717.9              1,142.7
                                                                            ----------           ----------

INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                    (2,071.2)            (1,334.5)
      Proceeds from dispositions and excess fiber capacity transactions           62.7                 32.0
      Changes in accounts payable and accrued liabilities                        (63.5)                (3.3)
   Acquisition of business, net of cash acquired                                (162.9)                  --
   Proceeds from sale of assets                                                   59.4                  1.3
   Purchase of investments/advances to affiliates                               (458.4)              (347.9)
   Other--net                                                                     (1.2)                 5.3
                                                                            ----------           ----------
         Net cash used by investing activities                                (2,635.1)            (1,647.1)
                                                                            ----------           ----------
         Decrease in cash and cash equivalents                                  (215.4)               (30.5)

Cash and cash equivalents at beginning of period                                 503.3                122.1
                                                                            ----------           ----------
Cash and cash equivalents at end of period                                  $    287.9           $     91.6
                                                                            ==========           ==========


* Certain amounts have been reclassified as discussed in Note 2 of Notes to Consolidated Financial Statements.

                            See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  General
--------------------------------------------------------------------------------

   The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors but include all adjustments, both normal recurring and others, which, in the opinion of Williams' management, are necessary to present fairly its financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

    Segment profit of operating companies may vary by quarter. Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

2.  Basis of presentation
--------------------------------------------------------------------------------

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

3.  Rate refund liability reductions
--------------------------------------------------------------------------------

   Based on second-quarter 1999 regulatory proceedings involving rate-of-return methodology, three of the gas pipelines made reductions to certain rate refund liabilities and related interest accruals totaling approximately $51 million, of which $38.2 million is included in Gas Pipeline's segment revenues and segment profit for the nine months ended September 30, 1999. In addition, $2.7 million is included in Midstream Gas & Liquids segment revenues and segment profit for the nine months ended September 30, 1999, as a result of its management of certain regulated gathering facilities. The balance of $10.6 million is included as a reduction of interest accrued for the nine months ended September 30, 1999.

4. Asset sales and impairments and other accruals
--------------------------------------------------------------------------------

   Included in other (income) expense-net within segment costs and expenses and Strategic Investments' segment loss for the nine months ended September 30, 1999, are pre-tax charges totaling $26.7 million relating to management's second-quarter 1999 decision and commitment to sell certain network application businesses. The $26.7 million charge consists of a $22.8 million impairment of the assets to fair value based on the expected net sales proceeds and $3.9 million in exit costs consisting of contractual obligations and employee-related costs. This transaction resulted in an income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Segment losses for the operations related to these assets for the three and nine months ended September 30, 1999, are $.9 million and $10 million, respectively. Segment losses for the operations related to these assets for the corresponding periods in 1998 were $4.8 million and $14.3 million, respectively. The sales of these businesses were completed during third-quarter 1999, with no significant change required to second-quarter 1999 charges noted above. The proceeds from these sales were approximately $50 million.

   Included in other (income) expense-net within segment costs and expenses and segment profit for Petroleum Services for the nine months ended September 30, 1998, is a $15.5 million loss provision, including interest, for potential refunds to customers as a result of an order from the Federal Energy Regulatory Commission (FERC) to Williams Pipe Line (see Note 12 for additional information). Based on a favorable settlement agreement and FERC approval received October 13, 1999, $6.5 million of the original loss provision was reversed in third-quarter 1999 and is included in other (income) expense-net within segment costs and expenses and Petroleum Services' segment profit for the three and nine months ended September 30, 1999.

   Also included in other (income) expense-net within segment costs and expenses and Strategic Investments' segment loss for the three and nine months ended September 30, 1998, is a $23.2 million loss related to a venture involved in the technology and transmission of business information for news and educational purposes. The loss occurred as a result of Williams' re-evaluation and decision to exit the venture as Williams decided against making further investment in the venture. Williams abandoned the venture during fourth-quarter 1998. The loss primarily consisted of $17 million from the impairment of the total carrying amount of the investment and $5 million from recognition of contractual obligations that continued after abandonment.

5.  Merger-related costs
--------------------------------------------------------------------------------

   In connection with the 1998 acquisition of MAPCO Inc., Williams recognized approximately $74 million during the nine months ended September 30, 1998, in merger-related costs comprised primarily of outside professional fees and early retirement and severance costs. Approximately $46 million of these merger-related costs is included in other (income) expense-net within segment costs and expenses and as a component of Energy Services' segment profit, and $28 million, unrelated to the segments, is included in general corporate expenses.

6.   Provision for income taxes
--------------------------------------------------------------------------------

   The provision (benefit) for income taxes includes:

                 Three months ended     Nine months ended
(Millions)          September 30,         September 30,
                 -------------------     -----------------
                   1999       1998        1999      1998
                 --------    -------     -------   -------
Current:
  Federal        $     .2    $  16.0     $(299.3)  $  40.8
  State               6.3         .1        14.0       2.1
  Foreign             1.1         .5         3.0       1.5
                 --------    -------     -------   -------
                      7.6       16.6      (282.3)     44.4

Deferred:
  Federal            20.7        4.1       389.7      54.6
  State               4.5        3.0        14.1      12.5
                 --------    -------     -------   -------
                     25.2        7.1       403.8      67.1
                 --------    -------     -------   -------
Total provision  $   32.8    $  23.7     $ 121.5   $ 111.5
                 ========    =======     =======   =======

   A federal tax refund of $321 million received in second-quarter 1999 is reflected for the nine months ended September 30, 1999, as a current federal benefit with an offsetting deferred federal provision attributable to temporary differences between the book and tax basis of certain assets.

   The effective income tax rate for the three months ended September 30, 1999, is greater than the federal statutory rate due primarily to the effects of state income taxes and the losses of foreign entities which are not deductible for U.S. tax purposes.

   The effective income tax rate for the nine months ended September 30, 1999, is greater than the federal statutory rate due primarily to the effects of state income taxes, losses of foreign entities not deductible for U.S. tax purposes, and the impact of goodwill not deductible for tax purposes related to assets impaired during the second quarter (see Note 4).

   The effective income tax rate for 1998 is greater than the federal statutory rate due primarily to the effects of state income taxes.

7.  Extraordinary loss
-------------------------------------------------------------------------------

   In 1998, Williams paid $54.4 million to redeem higher interest rate debt for a $4.8 million net loss (net of a $2.6 million benefit for income taxes).

8.  Change in accounting principles
-------------------------------------------------------------------------------

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

   In June 1999, the Financial Accounting Standards Board (FASB) issued interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66," which is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is no longer appropriate for dark fiber leases and therefore these transactions will be accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999.

9. Earnings per share
--------------------------------------------------------------------------------

   Basic and diluted earnings per common share are computed for the three and nine months ended September 30, 1999 and 1998, as follows:

(Dollars in millions, except                   Three                    Nine
per-share amounts; shares in                months ended            months ended
thousands)                                 September  30,          September  30,
                                         ------------------      -------------------
                                           1999      1998          1999      1998
                                         --------  --------      --------  ---------
Income before extraordinary
   loss and change in
   accounting principle                  $   15.7  $   32.1      $   88.6  $   165.7
Preferred stock dividends                     1.1       1.9           3.6        5.7
                                         --------  --------      --------  ---------

Income before extraordinary
   loss and change in
   accounting principle
   available to common
   stockholders for basic
   earnings per share                        14.6      30.2          85.0      160.0
Effect of dilutive securities:
   Convertible preferred
     stock dividends                           --       1.9            --        5.7
                                         --------  --------      --------  ---------

Income before extraordinary
   loss and change in
   accounting principle
   available to common
   stockholders for diluted
   earnings per share                    $   14.6  $   32.1      $   85.0  $   165.7
                                         ========  ========      ========  =========


Basic weighted-average
   shares                                 436,546   428,594       434,579    424,076
Effect of dilutive securities:
   Convertible preferred
     stock                                     --     9,030            --      9,933
   Stock options                            5,698     4,456         5,768      6,865
                                         --------  --------      --------  ---------
                                            5,698    13,486         5,768     16,798
                                         --------  --------      --------  ---------

Diluted weighted-average
  shares                                  442,244   442,080       440,347    440,874
                                         ========  ========      ========  =========

Basic and diluted earnings per
   common share before extraordinary
   loss and change in accounting
   principle                             $    .03  $    .07      $    .19  $     .38
                                         ========  ========      ========  =========

   For the three and nine months ended September 30, 1999, approximately 5.8 million shares and 6.6 million shares, respectively, related to the assumed conversion of $3.50 convertible preferred stock have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive.

10. Inventories
--------------------------------------------------------------------------------

                                     September 30,   December 31,
(Millions)                               1999            1998
                                     -------------   ------------
Raw materials:
   Crude oil                         $        48.8   $       43.2
   Other                                       1.6            2.0
                                     -------------   ------------
                                              50.4           45.2
Finished goods:
   Refined products                          210.1          104.0
   Natural gas liquids                        51.8           58.6
   General merchandise and
        communications equipment             154.7           92.8
                                     -------------   ------------
                                             416.6          255.4
Materials and supplies                        93.5           93.4
Natural gas in underground storage            93.1           95.7
Other                                          2.1            7.8
                                     -------------   ------------
                                     $       655.7   $      497.5
                                     =============   ============

11.  Debt and banking arrangements
--------------------------------------------------------------------------------

NOTES PAYABLE

   In September 1999, Williams' communications business, Williams Communications Group, Inc. ("WCG"), entered into a $750 million temporary short-term credit facility, guaranteed by Williams. At September 30, 1999, $625 million was outstanding under this facility. Interest rates vary with current market conditions.

   During 1999, Williams increased its commercial paper program to $1.4 billion, backed by a short-term bank-credit facility. At September 30, 1999, approximately $1.1 billion of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

DEBT

   In September 1999, WCG entered into a $1.05 billion long-term credit agreement, guaranteed by Williams. Williams is expected to be released from the guarantee in fourth-quarter 1999. Terms of the credit agreement contain restrictive covenants limiting the transfer of funds to Williams (parent), including the payment of dividends and repayment of intercompany borrowings by WCG to Williams (parent). At September 30, 1999, $500 million was outstanding under this facility. Interest rates vary with current market conditions.

    Williams also has a $1 billion credit agreement under which Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to varying amounts of the facility, while Williams has access to all unborrowed amounts. Interest rates vary with current market conditions.

Debt
--------------------------------------------------------------------------------
                                  Weighted-
                                   average
                                   interest     September 30,    December 31,
(Millions)                          rate*           1999            1998
                                  ---------     -------------    ------------
Revolving credit loans                  7.0%    $       900.0    $      694.0
Notes-WCG, 7.63% - 9.5%,
   payable 1999                         8.0             625.0              --
Debentures, 6.25% - 7.7%,
   payable 2006 - 2027 (1)              6.5             935.4           935.4
Debentures, 8.875% - 10.25%,
   payable 2003 - 2022                  8.5             169.7           169.7
Notes, 5.1% - 7.625%,
   payable through 2012 (2)             6.5           4,349.5         3,871.6
Notes, 8.2%  - 9.625%,
   payable through 2022                 8.8             673.7           691.0
Notes, adjustable rate,
   payable through 2004                 6.2             585.0           386.7
Other, payable through 2009             7.3               7.5             8.6
                                                -------------    ------------
                                                      8,245.8         6,757.0
Current portion of long-term debt                      (473.0)         (390.6)
                                                -------------    ------------
                                                $     7,772.8    $    6,366.4
                                                =============    ============


*   At September 30, 1999, including the effects of interest-rate swaps.
(1) $200 million, 7.08% debentures, payable 2026, are subject to redemption at par at the option of the debtholder in 2001.
(2) $300 million, 5.95% notes, payable 2010, and $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2000 and 2002, respectively.

   Subsequent to September 30, 1999 and in conjunction with its equity offering (see Note 16), WCG issued $1.5 billion of 10.875 percent notes due 2009 and $500 million of 10.7 percent notes due 2007. Proceeds from the issuance of the notes were used to repay the $625 million borrowing under WCG's short-term facility and the $500 million borrowing under WCG's long-term credit facility. As a result, these borrowings are classified as noncurrent obligations for financial reporting purposes.

   Also for financial reporting purposes at September 30, 1999, an additional $230 million in current debt obligations has been classified as non-current based on Williams' intent and ability to refinance on a long-term basis. At September 30, 1999, the amount available under the $1 billion credit agreement of $600 million and the subsequent issuance of $175 million of 7.375 percent notes due 2006 by Williams Gas Pipeline Central are sufficient to complete the refinancing of these obligations.

12.  Contingent liabilities and commitments
--------------------------------------------------------------------------------

Rate and regulatory matters and related litigation

   Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $203 million for potential refund as of September 30, 1999.

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

Orders 636-C and 636 -D have been appealed.

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

   Central has been negotiating with the FERC and state regulators to resolve the amount of costs which are recoverable from its customers. As a result of these negotiations, Central expensed $58 million in 1998 of costs previously expected to be recovered and capitalized as a regulatory asset in 1998. At September 30, 1999, Central had a $50 million regulatory asset representing an estimate of costs to be recovered in the future. On April 21, 1999, Central reached an agreement in principle with the FERC staff, the state commissions, and its customers on all issues related to recovery of Central's remaining take-or-pay and gas supply realignment costs. The settlement resolves all prudence, eligibility and absorption issues at a level consistent with Central's established accruals and provides that Central would be allowed to recover the costs allocated to its customers by means of a direct bill to be paid, in some instances, over time. On June 18, 1999, Central filed a proposed stipulation and agreement with the FERC which documents the April 21 settlement. One interested party objected to the settlement, which is subject to FERC approval. The chief administrative law judge dismissed the objection and certified the settlement as "uncontested" to the FERC on July 28, 1999. On August 29, 1999, the FERC approved the stipulation and agreement as an uncontested settlement and rejected all objections. No party filed a request for rehearing and the FERC's approval is final. The settlement was effective November 1, 1999.

   In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. Through September 30, 1999, Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $66 million, plus interest, in gas supply realignment costs. On June 1, 1999, Texas Gas filed with the FERC under the provisions of Order No. 528 to recover 75 percent of approximately $1.8 million in costs it has been required to pay pursuant to indemnifications for royalties. Texas Gas began collecting these costs subject to refund effective July 1, 1999, pursuant to a FERC order. On October 7, 1999, Texas Gas received a letter order from the Commission approving the collection of these costs.

   The foregoing accruals are in accordance with Williams' accounting policies regarding the establishment of such accruals which take into consideration estimated total exposure, as discounted and risk-weighted, as well as costs and other risks associated with the difference between the time costs are incurred and the time such costs are recovered from customers. The estimated portion of such costs recoverable from customers is deferred or recorded as a regulatory asset based on an estimate of expected recovery of the amounts allowed by the FERC policy. Costs to be incurred are fixed. Cost recovery is subject only to collection risk for which reserves have been provided.

   On July 15, 1998, Williams Pipe Line (WPL) received an Order from the FERC which affirmed an administrative law judge's 1996 initial decision regarding rate-making proceedings for the period September 15, 1990, through May 1, 1992. The FERC has ruled that WPL did not meet its burden of establishing that its transportation rates in its 12 noncompetitive markets were just and reasonable for the period and has ordered refunds. WPL continues to believe it should prevail upon appeal regarding collected rates for that period. However, due to this FERC decision, WPL accrued $15.5 million, including interest, in second-quarter 1998, for potential refunds to customers for the issues described above. On May 20, 1999, WPL submitted an uncontested offer of settlement to the presiding administrative law judge that would resolve all outstanding rate issues on WPL from September 1, 1990 to the present. This settlement was certified to the FERC as uncontested on June 23, 1999. On October 13, 1999, the FERC approved the settlement without conditions. Based on this favorable settlement and FERC approval, $6.5 million of the original $15.5 million loss provision was reversed in third-quarter 1999. The settlement will become final on December 13, 1999, if no appeals are filed.

Environmental matters

   Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At September 30, 1999, these subsidiaries had reserves totaling approximately $26 million for these costs.

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

   Transcontinental Gas Pipe Line, Texas Gas and Central have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of September 30, 1999, Central had accrued a liability for approximately $11 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $26 million reserve mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

   Transcontinental Gas Pipe Line received a letter stating that the U.S. Department of Justice (DOJ), at the request of the EPA, intends to file a civil action against Transcontinental Gas Pipe Line arising from its waste management practices at Transcontinental Gas Pipe Line's compressor stations and metering stations in eleven states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ and Transcontinental Gas Pipe Line are discussing a settlement. While no specific amount was proposed, DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations. Transcontinental Gas Pipe Line cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transcontinental Gas Pipe Line believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

   Energy Services (WES) also accrues environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum, refining and propane marketing operations primarily related to soil and groundwater contamination. At September 30, 1999, WES and its subsidiaries had accrued liabilities totaling approximately $43 million. WES recognizes receivables related to environmental remediation costs from state funds as a result of laws permitting states to reimburse certain expenses associated with underground storage tank problems and repairs. At September 30, 1999, WES and its subsidiaries had accrued receivables totaling $19 million.

   In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At September 30, 1999, Williams had approximately $13 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

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

   In 1991, the Southern Ute Indian Tribe (the Tribe) filed a lawsuit against Williams Production Company (Williams Production), a wholly owned subsidiary of Williams, and other gas producers in the San Juan Basin area, alleging that certain coal strata were reserved by the United States for the benefit of the Tribe and that the extraction of coal-seam gas from the coal strata was wrongful. The Tribe seeks compensation for the value of the coal-seam gas. The Tribe also seeks an order transferring to the Tribe ownership of all of the defendants' equipment and facilities utilized in the extraction of the coal-seam gas. In September 1994, the court granted summary judgment in favor of the defendants, and the Tribe lodged an interlocutory appeal with the U.S. Court of Appeals for the Tenth Circuit. Williams Production agreed to indemnify the Williams Coal Seam Gas Royalty Trust (Trust) against any losses that may arise in respect of certain properties subject to the lawsuit. On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit reversed the decision of the district court, held that the Tribe owns the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation, and remanded the case to the district court for further proceedings. On September 16, 1997, Amoco Production Company, the class representative for the defendant class (of which Williams Production is a part), filed its motion for rehearing En Banc before the court of Appeals. On July 20, 1998, the Court of Appeals sitting En Banc affirmed the panel's decision. After the Court of Appeals decision, Williams Production entered into an agreement in principle to settle the Tribe's claims against it. Final settlement documents have now been executed by Williams Production and the Tribe. Under the agreement, Williams has agreed to pay certain costs associated with production and transfer a portion of its interest to the Tribe. The Tribe released Williams Production from the claims asserted in the lawsuit. The settlement has been submitted to the U.S. District Court for final approval and will become final if no objections are filed by November 8, 1999. The Supreme Court granted a Writ of Certiorari in respect of the Court of Appeals affirmation of the decision en banc, and on June 7, 1999, the Supreme Court reversed the decision of the Court of Appeals and held that the Tribe did not own the coal-seam gas produced from certain coal strata on fee lands within the exterior boundaries of the Tribe's reservation. The Supreme Court decision does not impact the terms of the settlement.

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

   In connection with the sale of certain coal assets in 1996, MAPCO entered into a Letter Agreement with the buyer providing for indemnification by MAPCO for reductions in the price or tonnage of coal delivered under a certain pre-existing Coal Sales Agreement dated December 1, 1986. The Letter Agreement is effective for reductions during the period July 1, 1996, through December 31, 2002, and provides for indemnification for such reductions as incurred on a quarterly basis. The buyer has stated it is entitled to indemnification from MAPCO for amounts of $7.8 million through June 30, 1998, and may claim indemnification for additional amounts in the future. MAPCO has filed for declaratory relief as to certain aspects of the buyer's claims. MAPCO also believes it would be entitled to substantial set-offs and credits against any amounts determined to be due and has accrued a liability representing an estimate of amounts it expects to incur in satisfaction of this indemnity. The parties have entered into settlement agreements which provided for the payment of approximately $35 million to settle this and certain other minor unrelated claims, most of which had been previously accrued. As a result of the settlement, the declaratory relief litigation will be dismissed.

   In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, Texas Gas, Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg QUI TAM cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi- District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes.

   Shrier v. Williams was filed on August 4, 1999, in the U.S. District Court for the Northern District of Oklahoma. Oxford v. Williams was filed on September 3, 1999, in state court in Jefferson County, Texas. The Oxford complaint was amended to add an additional plaintiff on September 24, 1999. On October 1, 1999, the case was removed to the U.S. District Court for the Eastern District of Texas, Beaumont Division. In each lawsuit, the plaintiff seeks to bring a nationwide class action on behalf of all landowners on whose property the plaintiffs allege WCG has installed fiber-optic cable without the permission of the landowner. The plaintiffs are seeking a declaratory ruling that WCG is trespassing, damages resulting from the alleged trespass, damages based on our profits from use of the property and damages from alleged fraud. Relief requested by the plaintiff includes injunction against further trespass, actual and punitive damages, and attorneys' fees.

   Williams believes that installation of the cable containing the single-fiber network that crosses over or near the named plaintiffs' land does not infringe on the plaintiffs' property rights. Williams also does not believe that the plaintiffs in these lawsuits have sufficient basis for certification of a class action. The proposed composition of the class in the Oxford lawsuit appears to include only landowners who would also be included in the class proposed in the Shrier suit.

   Class actions have been filed by the plaintiffs in Shrier and Oxford against certain communications carriers which challenge the carriers' rights to install and operate fiber-optic systems along railroad rights of way. Approximately 15 percent of WCG's network is installed on railroad rights of way. WCG is a party to litigation challenging its right to use railroad rights of way over which it has installed approximately 28 miles of its network. The plaintiffs in this action are seeking to have this matter certified as a class action. WCG cannot quantify the impact of such claims at this time.

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

Other matters

   Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion and certain other services for purposes of generating electricity. At September 30, 1999, annual estimated committed payments under these contracts range from $62.7 million to $344.8 million, resulting in total committed payments over the next 22 years of approximately $6.5 billion.

13.  Adoption of accounting standards
--------------------------------------------------------------------------------

   The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard as amended, effective for fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on Williams' results of operations and financial position is being evaluated.

14.  Comprehensive income (loss)
--------------------------------------------------------------------------------

   Comprehensive income (loss) for the three months and nine months ended September 30 is as follows:

                                          Three                     Nine
                                        months ended             months ended
(Millions)                             September 30,            September  30,
                                   ----------------------    ----------------------
                                      1999         1998         1999         1998
                                   ---------    ---------    ---------    ---------
Net income                         $    15.7    $    32.1    $    83.0    $   160.9
  Other comprehensive
    income (loss):
      Unrealized gains
        (losses) on securities        (102.5)       (16.0)        29.1         10.8
      Foreign currency
       translation adjust-
        ments                            3.0         (2.0)       (17.9)        (4.5)
                                   ---------    ---------    ---------    ---------
  Other comprehensive
    income (loss) before
       taxes                           (99.5)       (18.0)        11.2          6.3
  Income taxes (benefit) on
    other comprehensive
       income (loss)                   (39.9)        (6.2)        11.3          4.2
                                   ---------    ---------    ---------    ---------

Comprehensive
     income (loss)                 $   (43.9)   $    20.3    $    82.9    $   163.0
                                   =========    =========    =========    =========

15.  Segment disclosures
--------------------------------------------------------------------------------

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

    The following table reflects the reconciliation of segment profit, per the tables on pages 15 and 16, to operating income as reported in the Consolidated Statement of Income for the three and nine months ended September 30:

                             Three                     Nine
                          months ended              months ended
(Millions)                September 30,             September 30,
                      ----------------------    ----------------------
                         1999         1998         1999         1998
                      ---------    ---------    ---------    ---------
Segment profit        $   215.3    $   190.8    $   652.9    $   699.0
General corporate
  expenses                (12.7)       (17.2)       (46.2)       (76.1)
                      ---------    ---------    ---------    ---------

Operating income      $   202.6    $   173.6    $   606.7    $   622.9
                      =========    =========    =========    =========

   The increase in Energy Marketing & Trading's total assets, as noted on page 16, is due primarily to increased electric power services activity.

   The increase in Network Services' total assets, also noted on page 16, is due primarily to the construction of its fiber-optic network.

   The increase in Strategic Investments' total assets, also noted on page 16 and the investment balance in the Consolidated Balance Sheet is due primarily to the additional investments in a Brazilian telecommunications project.

--------------------------------------------------------------------------------

                                                          Revenues
                                      ---------------------------------------------------
                                      External      Inter-    Equity Earnings                  Segment
(Millions)                            Customers     segment       (Losses)        Total      Profit (Loss)
                                      ---------    --------   ---------------  ----------    -------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

GAS PIPELINE                          $   392.3    $   16.0   $           1.2  $    409.5    $       142.7
ENERGY SERVICES
  Energy Marketing & Trading              648.8       (16.1)*              --       632.7             16.0
  Exploration & Production                 20.3        36.9                --        57.2              8.1
  Midstream Gas & Liquids                 184.5        94.7              (2.5)      276.7             68.2
  Petroleum Services                      444.7       377.1                .3       822.1             46.1
  Merger-related costs and
    non-compete amortization                 --          --                --          --             (3.2)
                                      ---------    --------   ---------------  ----------    -------------
                                        1,298.3       492.6              (2.2)    1,788.7            135.2
                                      ---------    --------   ---------------  ----------    -------------
COMMUNICATIONS
  Communications Solutions                359.0          --                --       359.0            (11.0)
  Network Services                         74.4        11.7                .1        86.2            (48.8)
  Strategic Investments                    64.0          --              (4.8)       59.2            (21.9)
                                      ---------    --------   ---------------  ----------    -------------
                                          497.4        11.7              (4.7)      504.4            (81.7)
                                      ---------    --------   ---------------  ----------    -------------
OTHER                                      22.7        10.3               7.7        40.7             19.1
ELIMINATIONS                                 --      (530.6)               --      (530.6)              --
                                      ---------    --------   ---------------  ----------    -------------
  TOTAL                               $ 2,210.7    $     --   $           2.0  $  2,212.7    $       215.3
                                      =========    ========   ===============  ==========    =============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

GAS PIPELINE                          $   386.1    $   13.4   $            --  $    399.5    $       141.7
ENERGY SERVICES
  Energy Marketing & Trading              490.5       (40.8)*            (4.3)      445.4             10.3
  Exploration & Production                  5.5        23.2                --        28.7              4.9
  Midstream Gas & Liquids                 193.2        15.6               (.3)      208.5             56.2
  Petroleum Services                      388.9       254.8                .1       643.8             44.9
  Merger-related costs and
    non-compete amortization                 --          --                --          --             (3.9)
                                      ---------    --------   ---------------  ----------    -------------
                                        1,078.1       252.8              (4.5)    1,326.4            112.4
                                      ---------    --------   ---------------  ----------    -------------

COMMUNICATIONS
  Communications Solutions                344.9          --                --       344.9             (1.2)
  Network Services                         21.0        12.5                --        33.5            (11.0)
  Strategic Investments                    51.6         1.2              (5.3)       47.5            (41.8)
                                      ---------    --------   ---------------  ----------    -------------
                                          417.5        13.7              (5.3)      425.9            (54.0)
                                      ---------    --------   ---------------  ----------    -------------
OTHER                                      19.7        (5.3)             (4.8)        9.6             (9.3)
ELIMINATIONS                                 --      (274.6)               --      (274.6)              --
                                      ---------    --------   ---------------  ----------    -------------
  TOTAL                               $ 1,901.4    $     --   $         (14.6) $  1,886.8    $       190.8
                                      =========    ========   ===============  ==========    =============

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair value accounting, exceed intercompany revenue.

                                                          Revenues
                                      ---------------------------------------------------
                                      External      Inter-    Equity Earnings                  Segment
(Millions)                            Customers     segment       (Losses)        Total      Profit (Loss)
                                      ---------    --------   ---------------  ----------    -------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

GAS PIPELINE                          $ 1,257.2    $   41.8   $           1.9  $  1,300.9    $       504.9
ENERGY SERVICES
  Energy Marketing & Trading            1,695.2       (87.7)*             (.3)    1,607.2             72.2
  Exploration & Production                 32.4        95.3                --       127.7             19.8
  Midstream Gas & Liquids                 514.7       227.4             (10.4)      731.7            168.4
  Petroleum Services                    1,172.1       872.2                .6     2,044.9            109.8
  Merger-related costs and
    non-compete amortization                 --          --                --          --            (10.0)
                                      ---------    --------   ---------------  ----------    -------------
                                        3,414.4     1,107.2             (10.1)    4,511.5            360.2
                                      ---------    --------   ---------------  ----------    -------------
COMMUNICATIONS
  Communications Solutions              1,051.5          --                --     1,051.5            (27.8)
  Network Services                        247.7        35.8                .1       283.6            (86.3)
  Strategic Investments                   197.3          .3             (17.8)      179.8            (95.2)
                                      ---------    --------   ---------------  ----------    -------------
                                        1,496.5        36.1             (17.7)    1,514.9           (209.3)
                                      ---------    --------   ---------------  ----------    -------------
OTHER                                      53.5        29.9             (12.7)       70.7             (2.9)
ELIMINATIONS                                 --    (1,215.0)               --    (1,215.0)              --
                                      ---------    --------   ---------------  ----------    -------------
  TOTAL                               $ 6,221.6    $     --   $         (38.6) $  6,183.0    $       652.9
                                      =========    ========   ===============  ==========    =============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

GAS PIPELINE                          $ 1,203.5    $   37.2   $            .2  $  1,240.9    $       489.9
ENERGY SERVICES
  Energy Marketing & Trading            1,531.1       (68.2)*            (7.2)    1,455.7             28.1
  Exploration & Production                 28.6        78.2                --       106.8             25.2
  Midstream Gas & Liquids                 601.2        47.6               1.6       650.4            177.3
  Petroleum Services                    1,034.4       812.7                .3     1,847.4            124.1
  Merger-related costs and
    non-compete amortization                 --          --                --          --            (45.9)
                                      ---------    --------   ---------------  ----------    -------------
                                        3,195.3       870.3              (5.3)    4,060.3            308.8
                                      ---------    --------   ---------------  ----------    -------------

COMMUNICATIONS
  Communications Solutions              1,016.4          --                --     1,016.4             13.1
  Network Services                         48.2        37.3                --        85.5            (25.4)
  Strategic Investments                   151.8         3.6              (8.0)      147.4            (75.1)
                                      ---------    --------   ---------------  ----------    -------------
                                        1,216.4        40.9              (8.0)    1,249.3            (87.4)
                                      ---------    --------   ---------------  ----------    -------------
OTHER                                      24.6        15.3              (6.8)       33.1            (12.3)
ELIMINATIONS                                 --      (963.7)               --      (963.7)              --
                                      ---------    --------   ---------------  ----------    -------------
  TOTAL                               $ 5,639.8    $     --   $         (19.9) $  5,619.9    $       699.0
                                      =========    ========   ===============  ==========    =============

                                                                                  TOTAL ASSETS
                                                                     -------------------------------------
(Millions)                                                           September 30, 1999  December 31, 1998
                                                                     ------------------  -----------------
GAS PIPELINE                                                         $          8,390.0  $         8,386.2
ENERGY SERVICES
  Energy Marketing & Trading                                                    3,381.8            2,596.8
  Exploration & Production                                                        594.1              484.1
  Midstream Gas & Liquids                                                       3,442.1            3,201.8
  Petroleum Services                                                            2,676.5            2,525.2
                                                                     ------------------  -----------------
                                                                               10,094.5            8,807.9
                                                                     ------------------  -----------------

COMMUNICATIONS
  Communications Solutions                                                      1,054.1              946.4
  Network Services                                                              1,565.1              712.9
  Strategic Investments                                                         1,041.4              638.4
                                                                     ------------------  -----------------
                                                                                3,660.6            2,297.7
                                                                     ------------------  -----------------
OTHER                                                                           5,735.2            4,782.4
ELIMINATIONS                                                                   (6,512.7)          (5,626.9)
                                                                     ------------------  -----------------
 TOTAL                                                               $         21,367.6  $        18,647.3
                                                                     ==================  =================


* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenues.

16. Communications'  initial public offering
--------------------------------------------------------------------------------

  On October 1, 1999, Williams' communications business, WCG, completed an initial public offering of approximately 34 million shares of its common stock at $23 per share for net proceeds of approximately $738 million. In addition, approximately 34 million shares of common stock were privately sold in concurrent investments by SBC Communications Inc., Intel Corporation, and Telefonos de Mexico for proceeds of $738.5 million. These transactions resulted in a reduction of the Williams' ownership interest in WCG from 100 percent to
85.3 percent. The sale of the subsidiary's stock will result in an approximate $1.2 billion increase to Williams' stockholders' equity and an initial increase in excess of $300 million to Williams' minority interest liability. In conjunction with the public equity offering, WCG issued $2 billion of high-yield public debt (see Note 11).


17. Preferred stock
--------------------------------------------------------------------------------

  On October 4, 1999, Williams called for the redemption at the close of business November 1, 1999 of all outstanding shares of its $3.50 cumulative convertible preferred stock. All outstanding shares were convertible to Williams common stock at the option of the holder and were so converted by the redemption date.

18.      Sale of retail propane business
--------------------------------------------------------------------------------

  On November 8, 1999, Williams announced it had reached an agreement, after receiving an unsolicited offer from Ferrellgas Partners L.P. ("Ferrellgas"), to sell Williams' retail propane business, Thermogas Company, to Ferrellgas for $432.5 million including $175 million in senior common units of Ferrellgas. This transaction is subject to certain conditions, including review under federal anti-trust laws and is expected to close before the end of 1999. Thermogas's operations are reported within the Energy Marketing & Trading segment.


                                     ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Third Quarter 1999 vs. Third Quarter 1998

CONSOLIDATED OVERVIEW

    Williams' revenues increased $326 million, or 17 percent, due primarily to higher revenues at Energy Services from increased petroleum products and natural gas liquids sales volumes and average sales prices and Communications' new business growth. Partially offsetting these increases were lower electric power services and pipeline construction revenues.

    Segment costs and expenses increased $301 million, or 18 percent, due primarily to increased costs at Energy Services related to increased petroleum products and natural gas liquids volumes purchased and average purchase prices and higher costs and expenses from Communications' new business growth. These increases were partially offset by lower costs from electric power services activities, lower pipeline construction costs, the effect of Communications' 1998 asset write-downs of $29 million and the effect of Energy Services' 1998 credit loss accruals of $26 million.

    Operating income increased $29 million, or 17 percent, due primarily to a $29 million improvement from International activities (included in Other segment profit (loss)) and a $23 million increase from Energy Services, partially offset by a $28 million decrease at Communications. The Energy Services improvement reflects higher trading margins from natural gas services and natural gas liquids, increased per-unit natural gas liquids sales margins and the effect of 1998 credit loss accruals totaling $26 million. These increases were largely offset by $73 million lower electric power services margins from recording revenue in accordance with EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" which was adopted first-quarter 1999 and lower demand for electricity in southern California in 1999 compared to 1998 due to cooler summer temperatures in 1999. The decrease at Communications is due primarily to costs associated with infrastructure growth and improvement and losses experienced from providing customer services prior to completion of the new network, partially offset by the effect of 1998 asset write-downs totaling $29 million.

    Income before income taxes, extraordinary loss and change in accounting principle decreased $7 million, or 13 percent, due primarily to $39 million higher net interest expense reflecting increased debt in support of continued expansion and new projects, largely offset by the higher operating income.

GAS PIPELINE

    GAS PIPELINE'S revenues increased $10 million, or 2 percent, due primarily to $21 million higher historical gas exchange imbalance settlements (offset in costs and operating expenses), a $4 million reduction to rate refund liabilities, and $3 million from expansion projects. These increases were largely offset by $10 million lower reimbursable costs passed through to customers (offset in costs and operating expenses), $6 million lower transportation and other revenues (mainly from transportation rate discounting, rate design and decreased interruptible transportation volumes) and the effect of favorable 1998 adjustments of $3 million from the settlement of rate case issues.

    Segment profit increased $1 million, or 1 percent, due primarily to the $7 million effect of 1999 regulatory and rate adjustments (including $3 million of reductions to costs and operating expenses), $3 million lower operating and maintenance expenses and $3 million higher revenues from expansion projects, partially offset by $6 million lower transportation and other revenues, the effect of the favorable 1998 rate reserve adjustments of $3 million and $2 million higher depreciation and amortization.

    Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

ENERGY SERVICES

    ENERGY MARKETING & TRADING'S operating results can be significantly impacted by energy commodity price volatility. In addition, trading sales revenues are reported net of the related purchase costs while non-trading activities are reported gross. As a result, net revenues (revenues less cost of sales) is used to analyze Energy Marketing & Trading's operating results as shown below:

                       1999            1998
                     -------         -------
Revenues              $632.7         $ 445.4
Cost of sales          556.7           361.7
                     -------         -------
Net Revenues         $  76.0         $  83.7
                     =======         =======

    Revenues increased $187.3 million, or 42 percent, due primarily to $229 million higher crude and refined products revenues which reflects higher average sales prices and increased sales volumes associated primarily with crude sales to the Memphis refinery. In addition, revenues increased due to $45 million higher natural gas services revenues, $37 million higher natural gas liquids trading revenues and $27 million higher retail gas and electric revenues, partially offset by $147 million lower electric power services revenues. The higher natural gas services revenues includes $36 million of favorable contract settlements during third-quarter 1999 and the effects of more favorable market and supply conditions, partially offset by the effect of a $9.5 million favorable long-term natural gas transportation contract settlement in 1998. Retail gas and electric increased revenues resulted from the fourth-quarter 1998 acquisition of Volunteer Energy. The lower electric power services revenues reflects the effect of recording revenue in accordance with EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" which was adopted first-quarter 1999 and lower demand for electricity in southern California in 1999 compared to 1998 due to cooler summer temperatures in 1999.

    Cost of sales increased $194.9 million, or 54 percent, due primarily to higher costs for crude and refined products, natural gas liquids and retail gas and electric operations of $228 million, $23 million and $22 million, respectively, partially offset by $74 million lower costs for electric power services. These variances are associated with the corresponding changes in revenues discussed above.

    Net revenues decreased $7.7 million, or 9 percent, due primarily to $73 million lower electric power services margins resulting from the adoption of EITF 98-10 discussed above and cooler summer temperatures in southern California in 1999 and $6 million of lower retail propane margins. Substantially offsetting these decreases were $45 million higher natural gas services revenues discussed above, $14 million from improved natural gas liquids margins and increased volumes, the effect of a $9.8 energy capital credit loss accrual in 1998 and $5 million higher margins from retail gas and electric activities. The improved margins from retail gas and electric activities reflects, in part, the effect of general and administrative expenses included in equity losses in 1998 from partially owned companies that are now consolidated.

    Segment profit increased $5.7 million, or 55 percent, due primarily to the effect of a 1998 retail energy credit loss accrual of $16.6 million, partially offset by the $7.7 million decrease in net revenues and $4 million higher selling, general and administrative expenses.

    EXPLORATION & PRODUCTION'S revenues increased $28.5 million, from $28.7 million in 1998, due primarily to $8 million associated with increases in both company-owned production volumes and marketing volumes from Williams Coal Seam Gas Royalty Trust (Royalty Trust) and royalty interest owners, $14 million associated with increased average natural gas sales prices and $5 million from the April 1999 acquisition of oil and gas producing properties. Company-owned production has increased due mainly to a drilling program initiated in the San Juan Basin in 1998.

    Segment profit increased $3.2 million, from $4.9 million in 1998, due primarily to a $3 million favorable effect of higher average natural gas sales prices for company-owned production, $3 million higher revenues from increased company-owned production volumes and $6 million of gains on the sales of assets. Partially offsetting were $4 million lower margins on natural gas marketing activities, $4 million higher nonproducing leasehold amortization and $2 million higher dry hole costs.

    MIDSTREAM GAS & LIQUIDS' revenues increased $68.2 million, or 33 percent, due primarily to $51 million higher natural gas liquids sales from processing activities, $8 million higher transportation revenues associated with increased shipments and $6 million from higher average gathering rates. The $51 million higher natural gas liquids sales reflects $28 million from a 51 percent increase in average natural gas liquids sales prices and $23 million from a 68 percent increase in volumes sold.

    Costs and operating expenses increased $41 million due primarily to $27 million higher liquids fuel and replacement gas purchases and higher operating and maintenance expenses, including $2 million associated with an early retirement incentive program.

    Segment profit increased $12 million, or 21 percent, due primarily to $22 million from higher per-unit natural gas liquids margins, $8 million higher transportation revenues and $6 million from higher average gathering rates. Largely offsetting were higher operating and maintenance expenses, $6 million higher general and administrative expenses, the effect of a 1998 gain of $6 million on settlement of product imbalances and $2 million of costs associated with a cancelled pipeline construction project.

    PETROLEUM SERVICES' revenues increased $178.3 million, or 28 percent, due primarily to $159 million higher refinery revenues (including $28 million higher intra-segment sales to the convenience stores), $41 million higher convenience store sales, $31 million higher revenues from growth in fleet management and mobile computer technology operations and $9 million in revenues from a petrochemical plant acquired in March 1999. Partially offsetting these increases was a $42 million decrease in pipeline construction revenues following substantial completion of the project. The $159 million increase in refinery revenues reflects $99 million from a 28 percent increase in average sales prices, $56 million from a 19 percent increase in refined product volumes sold and $4 million of storage fee revenues. The $41 million increase in convenience store sales reflects $25 million from higher average gasoline and diesel sales prices, $10 million primarily from a 30 percent increase in diesel sales volumes and $6 million higher merchandise sales. Both the average number of convenience stores and per-store sales in third-quarter 1999 have increased as compared to 1998.

    Costs and operating expenses increased $179 million, or 31 percent, due primarily to $165 million higher refining costs, $31 million higher costs from growth in the fleet management and mobile computer technology operations and $45 million higher convenience store cost of sales (including $28 million higher intra-segment purchases from the refineries), partially offset by $40 million lower pipeline construction costs. The $165 million increase in refining costs reflects $109 million from a higher average per-unit cost of sales, $46 million associated with increased volumes sold and $10 million higher operating costs mainly at the Mid-South refinery. The $45 million increase in convenience store cost of sales reflects $10 million from increased diesel volumes sold, $27 million from higher average gasoline and diesel purchase prices and an $8 million increase in merchandise cost of sales.

    Segment profit increased $1.2 million, or 3 percent, due primarily to $11 million from the increase in refined product volumes sold, a $6.5 million favorable adjustment to rate refund accruals following the third-quarter 1999 approved settlement of rate case issues, $4 million of margins from the recently acquired petrochemical plant and $3 million of margins from growth in terminalling activities. Substantially offsetting were $10 million higher refinery operating costs, $11 million from lower per-unit refinery margins and $5 million higher selling, general and administrative expenses.

COMMUNICATIONS

    COMMUNICATION SOLUTIONS' revenues increased $14.1 million, or 4 percent, due primarily to $5 million higher sales from new systems and upgrades, $5 million higher maintenance and customer service orders and $3 million in professional services.

    Segment loss increased $9.8 million, from a $1.2 million loss in 1998 to an $11 million loss in 1999, due primarily to $11 million of higher selling, general and administrative expenses and a decrease in the overall gross margin from 28.8 percent to 26.5 percent, partially offset by the effect of $6 million of charges in 1998 for asset write-downs. Selling, general and administrative expenses increased primarily as a result of costs necessary to improve managing and integrating complex business operations and systems in addition to $2 million higher depreciation and amortization and a $2 million increase in the provision for uncollectible trade receivables.

    NETWORK SERVICES' revenues increased $52.7 million, from $33.5 million in 1998, due primarily to $36 million from business growth from data and switched voice services, $9 million of revenue in 1999 from dark fiber capacity leases accounted for as sales-type leases on the newly constructed digital fiber-optic network and $7 million higher consulting and outsourcing revenues.

    Costs and operating expenses increased $73 million, from $33 million in 1998, due primarily to $23 million higher leased capacity costs associated with providing customer services prior to completion of the new network, $16 million higher operations and maintenance expenses on the newly completed portions of the network, $10 million higher depreciation expense, $8 million of construction costs associated with the dark fiber capacity leases, $7 million higher local access connection costs and $6 million higher costs of consulting and outsourcing services.

    Segment loss increased $37.8 million, from an $11 million loss in 1998 to a $48.8 million loss in 1999, due primarily to a $17 million increase in selling, general and administrative expenses primarily associated with expanding the infrastructure in support of the network expansion, losses experienced from providing customer services prior to completion of the new network and $10 million higher depreciation expense.

    STRATEGIC INVESTMENTS' revenues increased $11.7 million, or 25 percent, due primarily to $13 million of revenues contributed by an Australian telecommunications company acquired in August 1998 and $6 million of revenues from a Mexican telecommunications company acquired in October 1998, partially offset by the $7 million effect of the July 1999 sale of the audio and video conferencing and closed circuit video broadcasting businesses.

    Costs and operating expenses increased $18 million, or 39 percent, due primarily to the Australian and Mexican acquisitions.

    Other (income) expense - net in 1998 includes a $23.2 million write-down related to the abandonment of a venture involved in the technology and transmission of business information for news and educational purposes (see Note 4 of Notes to Consolidated Financial Statements).

    Segment loss decreased $19.9 million, from a $41.8 million loss in 1998 to a $21.9 million loss in 1999, due primarily to the effect of the $23.2 million 1998 write-down, partially offset by $4 million of losses from start-up activities of the Australian communications operations.

OTHER

    OTHER revenues increased $31.1 million, from $9.6 million in 1998, and segment profit increased $28.4 million, from a $9.3 million segment loss in 1998 to a $19.1 million segment profit in 1999, due primarily to international activities. International revenues increased $25 million and segment profit increased $29 million due primarily to $7 million higher Venezuelan gas compression revenues and $16 million higher equity investment earnings. The $7 million higher gas compression revenues reflects the effect of a high pressure unit which became operational in September 1998. The $16 million improvement in equity investment earnings is due primarily to $12 million from investing activities in another Brazilian communications company.

CONSOLIDATED

    GENERAL CORPORATE EXPENSES decreased $4.5 million, or 26 percent, due in part to MAPCO merger-related costs of $2 million included in 1998 general corporate expenses. Interest accrued increased $37.1 million, or 28 percent, due primarily to higher borrowing levels including the commercial paper program, Communications' short-term and long-term credit facilities and the July 1999 issuance of additional public debt. Other expense - net is $4.8 million favorable as compared to 1998 due primarily to a 1998 litigation loss accrual and other reserve adjustments totaling $5 million related to assets previously sold.

     The $9.1 million, or 38 percent, increase in the provision for income taxes is primarily a result of a higher effective income tax rate, partially offset by lower pre-tax income. The effective income tax rate in 1999 is significantly higher than the federal statutory rate due primarily to the effects of state income taxes and the losses of foreign entities which are not deductible for U.S. tax purposes. The effective income tax rate in 1998 exceeds the federal statutory rate due primarily to the effects of state income taxes.

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

CONSOLIDATED OVERVIEW

    Williams' revenues increased $563 million, or 10 percent, due primarily to higher revenues from increased petroleum products and natural gas liquids sales volumes and average sales prices, increased revenues from retail natural gas and electric activities following a late 1998 acquisition, Communications' dark fiber capacity lease revenues and new business growth, fleet management and mobile computer technology operations and reductions to rate refund liabilities at Gas Pipeline. Partially offsetting these increases were the effects in 1999 of reporting certain revenues net of costs within Energy Services (see Note 2) and lower electric power services and pipeline construction revenues.

    Segment costs and expenses increased $609 million, or 12 percent, due primarily to higher costs related to increased petroleum products and natural gas liquids volumes purchased and average purchase prices, higher retail natural gas and electric costs following a late 1998 acquisition, higher costs and expenses from Communications including $26.7 million of 1999 asset impairment charges and exit costs, increased fleet management and mobile computer technology operations and higher selling, general and administrative expenses. In addition, 1999 includes $10.5 million of expense associated with a Williams-wide incentive program. Partially offsetting these increases were the effects in 1999 of reporting certain costs net in revenues within Energy Services (see Note 2) and lower electric power services and pipeline construction costs. In addition, 1998 included $74 million of MAPCO merger-related costs (including $28 million within general corporate expenses) (see Note 5), $29 million of asset write-downs at Communications and $26 million of credit loss accruals at Energy Services.

    Operating income decreased $16 million, or 3 percent, due primarily to a $122 million decrease at

Communications and a $9 million decrease from International activities (included in Other segment loss), largely offset by the effect in 1998 of MAPCO merger-related costs totaling $74 million, a $16 million improvement at Energy Services and $15 million from Gas Pipeline. The additional losses at Communications reflect higher selling, general and administrative expenses, including costs associated with infrastructure growth and improvement, and $29 million of losses from start-up activities of Australian and Brazilian communications operations. Energy Services' improvement reflects improved natural gas and natural gas liquids trading margins, the effect in 1998 of $26 million of credit loss accruals, and the combined effect of a $15.5 million accrual for potential refunds in 1998 and a $6.5 million reduction of that accrual in 1999, partially offset by higher selling, general and administrative expenses and lower refinery margins. The Gas Pipeline increase reflects the effect of 1998 and 1999 adjustments associated with regulatory and rate issues.

    Income before income taxes, extraordinary loss and change in accounting principle decreased $67 million, or 24 percent, due primarily to $62 million higher net interest expense reflecting increased debt in support of continued expansion and new projects and $16 million lower operating income, slightly offset by the effect of 1998 litigation loss accruals and other reserve adjustments totaling $11 million.

GAS PIPELINE

    GAS PIPELINE'S revenues increased $60 million, or 5 percent, due primarily to a total of $46 million of reductions to rate refund liabilities, resulting primarily from second-quarter 1999 regulatory proceedings involving rate-of-return methodology for three of the gas pipelines. Revenues also increased due to $48 million higher historical gas exchange imbalance settlements (offset in costs and operating expenses) and $15 million from expansion projects and new services. These increases were partially offset by $12 million lower reimbursable costs passed through to customers (offset in costs and operating expenses), $22 million lower transportation and other revenues (primarily from transportation rate discounting, rate design and decreased interruptible transportation volumes) and $13 million of favorable 1998 adjustments from the settlement of rate case issues.

    Segment costs and expenses increased $45 million, or 6 percent, due primarily to the higher gas exchange imbalance settlements net of reimbursable costs which are passed through to customers, $9 million higher general and administrative expenses, $7 million higher depreciation and amortization and a $3.4 million gain in 1998 from the sale-in-place of natural gas from a decommissioned storage field, partially offset by $10 million lower transportation expenses. General and administrative expenses increased primarily from information systems initiatives, higher labor and benefits costs, a $2.3 million accrual for damages associated with two pipeline ruptures in the northwest and the $2 million write-off of previously capitalized software development costs.

    Segment profit increased $15 million, or 3 percent, due primarily to the $33 million net effect of the regulatory and rate issues discussed above, $15 million of revenues from expansion projects and new services and $10 million in lower transportation expenses. These segment profit increases were partially offset by $22 million lower transportation and other revenues, $9 million higher general and administrative expenses, $7 million higher depreciation and amortization and a $3.4 million gain in 1998 from the sale-in-place of natural gas from a decommissioned storage field.

    Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

ENERGY SERVICES

    ENERGY MARKETING & TRADING'S operations results can be significantly impacted by energy commodity price volatility. In addition, trading sales revenues are reported net of the related purchase costs while non-trading activities are reported gross. As a result, net revenues (revenues less cost of sales) is used to analyze Energy Marketing & Trading's operating results as shown below:

                        1999             1998
                     ---------        ---------
Revenues              $1,607.2         $1,455.7
Cost of sales          1,344.9          1,245.8
                     ---------        ---------
Net Revenues         $   262.3        $   209.9
                     =========        =========

    Revenues increased $151.5 million, or 10 percent, due primarily to a $140 million increase of retail gas and electric revenues resulting from the late 1998 acquisition of Volunteer Energy. In addition, revenues increased due to $85 million higher crude and refined products revenues and $48 million higher natural gas services revenues. Partially offsetting were lower natural gas liquids revenues of $69 million resulting primarily from the $84 million effect in the first quarter of 1999 of reporting revenues on a net basis for certain operations previously reported on a "gross" basis (see Note 2) and $53 million lower electric power services revenues. Crude and refined product revenues increased due to higher average sales prices and increased sales volumes associated primarily with crude sales to the Memphis refinery. The higher natural gas services revenues includes $36 million of favorable contract settlements during third-quarter 1999 and the effects of more favorable market and supply conditions, partially offset by the effect of a $9.5 million favorable long-term natural gas transportation contract settlement in 1998. The lower electric power services revenues reflects the effect of recording revenue in accordance with EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" which was adopted first-quarter 1999 and lower demand for electricity in southern California in 1999 compared to 1998 due to cooler summer temperatures in 1999.

    Costs of sales increased $99.1 million, or 8 percent, due primarily to higher costs for retail gas and electric operations and crude and refined products of $129 million and $83 million, respectively, partially offset by $101 million lower natural gas liquids costs and $13 million lower costs for electric power services. These variances are associated with the corresponding changes in revenues discussed above.

    Net revenues increased $52.4 million, or 25 percent, due primarily to $48 million higher natural gas services revenues discussed above, $32 million higher natural gas liquids margins and $11 million higher margins from retail gas and electric activities. The natural gas liquids margins increase reflects improved per-unit margins on all natural gas liquids products and $11 million associated with the acquisition of a petrochemical plant in early 1999. The improved margins from retail gas and electric activities reflects, in part, the effect of general and administrative expenses included in equity losses in 1998 from partially owned companies that are now consolidated. Partially offsetting these increases were $40 million lower electric power services margins resulting from cooler summer temperatures in southern California in 1999 and the adoption of EITF 98-10 discussed above.

    Segment profit increased $44.1 million, from $28.1 million in 1998, due primarily to the $52.4 million increase in net revenues, the effect of a $16.6 million retail energy credit loss accrual in 1998 and a $6.5 million gain on the sale of certain retail gas and electric assets in 1999, partially offset by $31 million higher selling, general and administrative expenses and $4 million higher retail propane operating expenses. The increase in selling, general and administrative expenses reflects higher compensation levels associated with improved operating performance, growth in electric power services operations, the Volunteer Energy acquisition and increased activities in human resources development, investor/media/customer relations and business development.

    In October 1999, the ongoing business of Volunteer Energy was sold to a third party resulting in an estimated pre-tax gain of $10 million to $15 million. Volunteer Energy revenues and costs and expenses, which are included within Energy, Marketing & Trading, were $131.6 million and $135.4 million, respectively, for the nine months ended September 30, 1999.

    On November 8, 1999, Williams announced it had reached an agreement to sell the retail propane business for $432.5 million. The transaction is subject to certain conditions and is expected to close before the end of 1999. Retail propane revenues and costs and expenses, which are included within Energy Marketing & Trading, were $178.3 million and $167.8 million, respectively, for the nine months ended September 30, 1999 (see Note 18).

    EXPLORATION & PRODUCTION'S revenues increased $20.9 million, or 20 percent, due primarily to $18 million associated with increases in both company-owned production volumes and marketing volumes from the Royalty Trust and royalty interest owners, $10 million from the April 1999 acquisition of oil and gas producing properties and $2 million associated with increased average natural gas sales prices, partially offset by a $10 million decrease in the recognition of income previously deferred from a 1997 transaction that transferred certain nonoperating economic benefits to a third party. Company-owned production has increased due mainly to a drilling program initiated in the San Juan basin in 1998.

    Segment profit decreased $5.4 million, or 21 percent, due primarily to $10 million decreased recognition of deferred income, $7 million higher operating and maintenance expenses, a $4 million unfavorable effect of lower average natural gas sales prices for company-owned production and $4 million higher nonproducing leasehold amortization. Partially offsetting were $10 million higher revenue from increased company-owned production volumes, $6 million of gains on the sales of assets and a $5 million favorable effect of the April 1999 acquisition.

    MIDSTREAM GAS & LIQUIDS' revenues increased $81.3 million, or 13 percent, due primarily to $56 million higher natural gas liquids sales from processing activities and favorable adjustments in 1998 of $12 million related to rates placed into effect in 1997 for Midstream's regulated gathering activities (offset in costs and operating expenses). In addition, revenues increased due to $8 million higher natural gas liquids storage revenues following the acquisition of a Kansas storage facility during the second quarter of 1999, $7 million higher transportation revenues associated with increased shipments, $6 million from higher average gathering rates and a $3 million favorable rate adjustment in 1999. The $56 million higher natural gas liquids sales reflects $38 million from a 36 percent increase in volumes sold and $18 million from a 13 percent increase in average natural gas liquids sales prices. Partially offsetting these increases were $12 million lower equity earnings including a $4 million reclassification on the Discovery pipeline project related to a prior year (offset in capitalized interest) and $9 million lower condensate revenues related to a shift in the revenue mix from sales of condensate for customers to providing gathering and transportation services under fee-based contracts.

    Costs and operating expenses increased $62 million due primarily to $30 million higher liquids fuel and replacement gas purchases, the 1998 rate adjustments related to Midstream's regulated gathering activities and higher operating and maintenance expenses.

    Segment profit decreased $8.9 million, or 5 percent, due primarily to higher operating and maintenance expenses, $12 million lower equity earnings, $12 million higher general and administrative expenses, $7 million of costs associated with cancelled pipeline construction projects and the effect of a 1998 gain of $6 million on settlement of product imbalances. Largely offsetting were $13 million from higher per-unit natural gas liquids margins, higher gathering, storage and transportation revenues of $8 million, $8 million and $7 million, respectively, and $6 million from the increase in natural gas liquids volumes sold.

    PETROLEUM SERVICES' revenues increased $197.5 million, or 11 percent, due primarily to $92 million higher convenience store sales, $124 million higher refinery revenues (including $41 million higher intra-segment sales to the convenience stores), $68 million higher revenues from growth in fleet management and mobile computer technology operations and $17 million in revenues from a petrochemical plant acquired in March 1999. Partially offsetting these increases was a $58 million decrease in pipeline construction revenues following substantial completion of the project. The $92 million increase in convenience store sales reflects $56 million from a 16 percent increase in gasoline and diesel sales volumes, $26 million higher merchandise sales and $10 million from slightly higher average gasoline and diesel sales prices. Both the average number of convenience stores and per-store sales in 1999 have increased as compared to 1998. The $124 million increase in refinery revenues reflects $75 million from an 8 percent increase in refined product volumes sold, $45 million from a 5 percent increase in average sales prices and $4 million of storage fee revenues.

    Costs and operating expenses increased $219 million, or 13 percent, due primarily to $149 million higher refining costs, $66 million higher costs from growth in the fleet management and mobile computer technology operations, $87 million higher convenience store cost of sales (including $41 million higher intra-segment purchases from the refineries) and $16 million higher convenience store operating costs, partially offset by $56 million lower pipeline construction costs. The $149 million increase in refining costs reflects $70 million from a higher average per-unit cost of sales, $61 million associated with increased volumes sold and $18 million higher operating costs at the refineries. The $87 million increase in convenience store cost of sales reflects $22 million higher merchandise cost of sales, $50 million from a 16 percent increase in gasoline and diesel sales volumes and $15 million from increased average gasoline and diesel purchase prices.

    Selling, general and administrative expenses increased $22 million due, in part, to increased activities in human resources development, investor/media/customer relations and business development.

    Segment profit decreased $14.3 million, or 12 percent, due primarily to $25 million lower per-unit refinery margins, $22 million higher selling, general and administrative expenses, $18 million higher operating costs at the refineries and $5 million lower ethanol profits. Largely offsetting were $14 million from increased refined product volumes sold, the effect of a $15.5 million accrual in 1998 for potential refunds to transportation customers, a $6.5 million favorable adjustment in 1999 to that 1998 rate refund accrual following the third-quarter 1999 approved settlement of rate case issues, $9 million of margins from the recently acquired petrochemical plant, $7 million from increased terminalling activities, $4 million higher margins on convenience store merchandise sales and the recovery of $4 million of environmental expenses previously incurred.

COMMUNICATIONS

    COMMUNICATION SOLUTIONS' revenues increased $35.1 million, or 3 percent, due primarily to $29 million higher sales from new systems and upgrades, $8 million of professional services revenues following an October 1998 acquisition and $10 million higher other revenue including $6 million in 1999 associated with the sale of rights to future cash flows from equipment lease renewals, partially offset by $13 million lower maintenance and customer service orders resulting, in part, from competitive pressures.

    Segment profit decreased $40.9 million, from a $13.1 million profit in 1998 to a $27.8 million loss in 1999, due primarily to $47 million of higher selling, general and administrative expenses, partially offset by the effect of $6 million of charges in 1998 for asset write-downs and $4 million realized on the sale of rights to future cash flows from equipment lease renewals. Selling, general and administrative expenses increased primarily as a result of costs necessary to improve managing and integrating complex business operations and systems including $13 million higher information technology costs and $3 million of process-related consulting fees. Also contributing to the selling, general and administrative expense increase are a $12 million increase in the provision for uncollectible trade receivables, $6 million higher depreciation and amortization, $3 million of expense associated with a Williams-wide incentive program and $2 million of severance costs.

    NETWORK SERVICES' revenues increased $198.1 million, from $85.5 million in 1998, due primarily to $104 million from business growth from data and switched voice services, $81 million of revenue in 1999 from dark fiber capacity leases accounted for as sales-type leases on the newly constructed digital fiber-optic network and $13 million higher consulting and outsourcing revenues.

    Costs and operating expenses increased $220 million, from $78 million in 1998, due primarily to $70 million higher leased capacity costs associated with providing customer services prior to completion of the new network, $57 million of construction costs associated with the dark fiber capacity leases, $32 million higher operations and maintenance expenses on the newly completed portions of the network, $18 million higher depreciation expense, $15 million higher local access connection costs and $12 million higher costs of consulting and outsourcing services.

    Segment loss increased $60.9 million, from a $25.4 million loss in 1998 to an $86.3 million loss in 1999, due primarily to a $39 million increase in selling, general and administrative expenses primarily associated with expanding the infrastructure in support of the network expansion, losses experienced from providing customer services prior to completion of the new network and $18 million higher depreciation expense.

    STRATEGIC INVESTMENTS' revenues increased $32.4 million, or 22 percent, due primarily to $33 million of revenues contributed by an Australian telecommunications company acquired in August 1998 and $14 million of revenues from a Mexican telecommunications company acquired in October 1998, partially offset by equity investment losses of $14 million from ATL-Algar Telecom Leste S.A., a Brazilian telecommunications business in initial operations.

    Costs and operating expenses increased $37 million, or 26 percent, and selling, general and administrative expenses increased $12 million, or 21 percent, due primarily to the Australian and Mexican acquisitions.

    Other (income) expense - net in 1999 includes $26.7 million of asset impairment charges and exit costs relating to management's decision and commitment to sell the audio and video conferencing and closed-circuit video broadcasting businesses (see Note 4). Other (income) expense - net in 1998 includes a $23.2 million write-down related to the abandonment of a venture involved in the technology and transmission of business information for news and educational purposes (see Note 4).

    Segment loss increased $20.1 million, from a $75.1 million loss in 1998 to a $95.2 million loss in 1999, due primarily to the $26.7 million of asset impairment charges and exit costs in 1999 and $29 million of losses from the start-up activities of the Australian and Brazilian communications operations, partially offset by the $23.2 million asset write-down in 1998 and an $8 million effect of businesses that were generating losses that have been sold or otherwise exited.

OTHER

    OTHER revenues increased $37.6 million, from $33.1 million in 1998, due primarily to $20 million higher Venezuelan gas compression revenues and $19 million of rental income from one of the gas pipelines for office space, partially offset by $5 million higher equity investment losses. The $20 million higher gas compression revenues reflects the effect of a high pressure unit which became operational in September 1998, partially offset by the effect of operational problems experienced in early 1999.

    Segment loss decreased $9.4 million, or 76 percent, due primarily to a $10 million improvement at the Venezuelan gas compression plant and the effect of $5.6 million of international investment fund write-downs in 1998, partially offset by $5 million higher equity investment losses and $3 million higher general and administrative expenses.

CONSOLIDATED

    GENERAL CORPORATE EXPENSES decreased $29.9 million, or 39 percent, due primarily to MAPCO merger-related costs of $28 million included in 1998 general corporate expenses. An additional $46 million of merger-related costs are included in 1998 as a component of Energy Services' segment profit (see Note 5). Interest accrued increased $70.5 million, or 19 percent, due primarily to the $91 million effect of higher borrowing levels including the commercial paper program, Communications' short-term and long-term credit facilities and the July 1999 issuance of additional public debt, slightly offset by a $10.6 million favorable adjustment related to the reduction of certain rate refund liabilities in second-quarter 1999 (see Note 3) and lower average interest rates. Interest capitalized increased $8.9 million, or 31 percent, due primarily to increased capital expenditures for the fiber-optic network and pipeline construction projects and adjustments totaling $7 million related to Williams' equity investments in pipelines under construction, partially offset by lower capital expenditures for international investments. Other expense - net is $12.2 million favorable as compared to 1998 due primarily to 1998 litigation loss accruals and other reserve adjustments totaling $11 million related to assets previously sold.

    The $10 million, or 9 percent, increase in the provision for income taxes is primarily a result of a higher effective income tax rate, substantially offset by lower pre-tax income. The effective income tax rate in 1999 is significantly higher than the federal statutory rate due primarily to the effects of state income taxes, losses of foreign entities not deductible for U.S. tax purposes, and the impact of goodwill not deductible for tax purposes related to assets impaired during the second quarter of 1999 (see Note 4). The effective income tax rate in 1998 exceeds the federal statutory rate due primarily to the effects of state income taxes.

    The $4.8 million 1998 extraordinary loss results from the early extinguishment of debt (see Note 7).

    The $5.6 million 1999 change in accounting principle relates to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (see Note 8).

FINANCIAL CONDITION AND LIQUIDITY

Liquidity

    Williams considers its liquidity to come from two sources: internal liquidity, consisting of available cash investments, and external liquidity, consisting of borrowing capacity from available bank-credit facilities and the commercial paper program, which can be utilized without limitation under existing loan covenants. At September 30, 1999, Williams had access to $1.01 billion of liquidity including $600 million available under its $1 billion bank-credit facility, $328 million of commercial paper availability, and cash-equivalent investments. This compares with liquidity of $738 million at December 31, 1998, and $717 million at September 30, 1998. In addition, Communications had access to an additional $583 million at September 30, 1999, including $550 million under a new $1.05 billion bank-credit facility and cash-equivalent investments. Communications' liquidity has not been included in the Williams' liquidity amount discussed above due to restrictions on funds transfers and dividend payments to Williams.

    Registration statements have been filed with the Securities and Exchange Commission by Williams and Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipeline (each a wholly owned subsidiary of Williams). Approximately $755 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt or equity securities. Williams believes additional financing arrangements can be obtained on reasonable terms if required.

    In September 1999, Williams Communications Group, Inc.'s (WCG) $1.4 billion interim short-term bank-credit facility expired. Borrowings under this agreement were repaid with borrowings under a new $750 million temporary short-term credit facility and a new $1.05 billion long-term credit agreement (both entered into in September 1999) (see Note 11). Amounts available under the short-term and long-term agreements at September 30, 1999, were $125 million and $550 million, respectively.

    In October 1999, WCG completed an initial public equity offering which yielded net proceeds of approximately $738 million (see Note 16). Additional shares of common stock were privately sold in concurrent investments by SBC Communications Inc., Intel Corporation, and Telefonos de Mexico for proceeds of $738.5 million. Concurrent with these equity transactions, WCG issued high-yield public debt of approximately $2 billion in October 1999 (see Note 11). Proceeds from these equity and debt transactions were used to repay the borrowings under the $750 million short-term facility and the $1.05 billion long-term credit agreement and will also be used to fund Communications' operating losses and working capital and for continued construction of Communications' national fiber-optic network and other expansion opportunities.

    During 1998, Communications entered into an operating lease agreement covering a portion of its fiber-optic network designed to fund up to $750 million of capital expenditures for the fiber-optic network. As of September 30, 1999 $547 million of costs have been incurred and the remaining capacity under the program is $203 million.

    During fourth-quarter 1999 and the year 2000, Williams' capital expenditures and investments are estimated to total approximately $2 billion and $6 billion, respectively. Williams expects to finance capital expenditures, investments and working-capital requirements through (1) cash generated from operations, (2) Communications' initial equity and high-yield debt offerings,
(3) the use of the available portion of the $1 billion bank-credit facility, Communications' $1.05 billion long-term credit facility and the fiber-optic lease program, (4) commercial paper, (5) short-term uncommitted bank lines, (6) private borrowings and (7) debt or equity public offerings.

Financing Activities

    In January 1999, the commercial paper program increased to $1.4 billion from $1 billion. The commercial paper program is backed by a $1.4 billion short-term bank-credit facility. At September 30, 1999, $1.1 billion of commercial paper was outstanding under the program. In January 1999, Williams entered into a $200 million adjustable rate term loan due 2004, and in July 1999, Williams issued $700 million of 7.625 percent notes due 2019. During third-quarter 1999, $625 million of borrowings were made under the Communications' $750 million interim short-term credit facility and $500 million of borrowings were made under Communications' $1.05 billion long-term credit agreement. Proceeds were used for general corporate purposes, including the repayment of outstanding debt.

    In November 1999, Williams Gas Pipelines Central issued $175 million of
7.375 percent notes due 2006. Proceeds were used for general corporate purposes, including the repayment of outstanding debt.

    The consolidated long-term debt to debt-plus-equity ratio was 64.8 percent at September 30, 1999, compared to 59.9 percent at December 31, 1998. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 69.4 percent at September 30, 1999 and
64.7 percent at December 31, 1998.


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

Operating Activities

    The increase in receivables and accounts payable reflects increased electric power services activity at Energy Marketing & Trading. The change in accounts payable also reflects an $84 million payment pursuant to a wireless fiber capacity agreement. The change in inventories represents increases in the refined product and crude oil inventories at Energy Marketing & Trading. The decrease in accrued rate refund liabilities reflects the payment in 1999 of $149 million of rate refunds to natural gas customers and the second-quarter 1999 reductions to rate refund liabilities (see Note 3). The increase in accrued liabilities is due primarily to increases in accrued payroll, income taxes payable and Communications' deferred revenue, substantially offset by the payment in first-quarter 1999 of $100 million in connection with the assignment of Williams' obligations under a gas purchase contract to an unaffiliated third party (see Note 12). In addition, during 1999 Williams has received federal income tax refunds totaling $380 million (see Note 6).

OTHER

Other Commitments

    Energy Marketing & Trading entered into certain contracts during 1998 and 1999 giving Williams the right to receive fuel conversion and certain other services for purposes of generating electricity. At September 30, 1999, annual estimated committed payments under these contracts range from $62.7 million to $344.8 million, resulting in total committed payments over the next 22 years of approximately $6.5 billion.

Environmental

    Transcontinental Gas Pipe Line (Transco) received a letter stating that the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency, intends to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations in eleven states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ and Transco are discussing a settlement. While no specific amount was proposed, DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations. Transco cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transco believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

Year 2000 Compliance

    Williams initiated an enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology which is prevalent throughout the company. This project focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project are awareness, inventory and assessment, renovation and replacement, testing and validation and contingency planning. The awareness and inventory/assessment phases of this project as they relate to both traditional and non-traditional information technology areas have been completed. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and are the major focus of this project. Some non-critical systems may not be compliant by January 1, 2000.

    Renovation/replacement and testing/validation of critical systems has been substantially completed, except for replacement of certain critical systems scheduled for completion later in 1999. These systems include an accounting system at Exploration & Production, gas flow control systems at Midstream Gas & Liquids and a couple of plant or station control systems at Midstream Gas & Liquids. Testing and validation activities will continue throughout the process as replacement systems come online and as remediation of systems pursuant to an implemented contingency plan are completed. As of September 30, 1999, virtually all traditional information technology and non-traditional areas have been fully tested or otherwise validated as compliant.

    Williams initiated a formal communications process with other companies in 1998 to determine the extent to which those companies are addressing year 2000 compliance. In connection with this process, Williams has sent approximately 18,200 letters and questionnaires to third parties including customers, vendors and service providers. Williams is evaluating responses as they are received or otherwise investigating the status of these companies' year 2000 compliance efforts. Because only approximately 44 percent of the companies contacted have responded to this inquiry (all of these have indicated that they are already compliant or will be compliant on a timely basis), Williams has also been working directly with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Williams.

    Williams has utilized both internal resources and external contractors to complete the year 2000 compliance project. Williams has a core group of 318 people involved in this enterprise-wide project. This includes 28 individuals responsible for coordinating, organizing, managing, communicating, and monitoring the project and another 290 staff members responsible for completing the project. Depending on which phase the project is in and what area is being focused on at any given point in time, there can be an additional 500 to 1,200 employees who have also contributed a portion of their time to the completion of this project. The Communications business unit has contracted with an external contractor at a cost of approximately $3.5 million to assist in all phases and various areas of the project. Gas Pipeline has contracted with an external contractor for a cost of up to $6 million for the remediation of the customer service software. Within Energy Services, two external contractors are being utilized at a total cost of approximately $3 million.

    Several previously planned system implementations have been or are scheduled for completion during 1999, which will lessen possible year 2000 impacts. For example, a new year 2000 compliant payroll/human resources system was implemented January 1, 1999. It replaced multiple human resources administration and payroll processing systems previously in place. The Communications business unit completed implementation of a major service information management system in mid-1999 which integrates the operations of its many components acquired in past acquisitions. This system addresses the year 2000 compliance issues in certain areas. Within the Energy Services business unit, major applications had been replaced or were being replaced by MAPCO prior to its acquisition by Williams in early 1998. Those applications were incorporated into the enterprise-wide project. In addition, the Petroleum Services business unit of Energy Services is replacing its current ATLAS and revenue billing systems. The new ATLAS system will be used to manage refined product pipeline transportation, manage customer product inventories, authorize supplier and customer terminal loading and track loading balances. The new revenue billing system will interface with ATLAS to appropriately bill customers and account for the transactions. Current plans are to implement these new systems late in 1999. The Midstream Gas & Liquids business unit of Energy Services plans to implement a new Gas Management and Gathering & Processing Accounting System (GasKit). Gas Pipeline completed implementation of a new telephone system in 1998, and a new common financial system was implemented July 1, 1999 at one of the pipelines.

    Although all critical systems over which Williams has control are planned to be compliant and tested before the year 2000, Williams has identified two areas that would equate to a most reasonably likely worst case scenario. First is the possibility of service interruptions due to non-compliance by third parties. For example, power failures along the communications network or transportation systems could cause service interruptions. This risk should be minimized by the enterprise-wide communications effort with and evaluation of third-party compliance plans and by the development of contingency plans. Another area of risk for non-compliance is the delay of system replacements scheduled for completion during 1999. The status of these systems is being closely monitored to reduce the chance of delays in completion dates. In situations where planned system implementations will not be in service timely or have been delayed past an implementation date of September 1, 1999, alternative steps are being taken to make existing systems compliant or to develop manual back-up plans. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

    Significant focus on the contingency plan phase of the project has been taking place in 1999. Guidelines for the contingency planning process were issued in January 1999. Contingency plans have been developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays. The following is a discussion of contingency plans by business unit.

    Gas Pipeline's contingency plans include manning operational stations twenty-four hours a day, putting extra security measures into place and stocking up on supplies. In addition, most of Gas Pipeline's compressor stations are capable of independently generating electricity in the event of a loss of electricity, and operation of the pipelines can be done manually in case there is a loss of telecommunications capability.

    Energy Services' contingency plans include accelerating into 1999 some processes that would normally be done in early January 2000, manual back-up systems in case of automated system failures, use of prior nominations if communications are down, and increased staffing levels including twenty-four hour manning of critical locations. Back-up power sources are in place for operation of critical locations and strategically located convenience stores in the event of loss of electrical power with the exception of the refinery operations. Back-up generators were not deemed practical for operation of the refineries; therefore, Williams has worked closely with local utilities in those areas to ensure that the plans of those utilities are adequate. In the event of failure of any of the external bulletin boards, which are relied upon by Energy Marketing & Trading for nominating gas on pipelines, nominations will be faxed directly to the pipelines. Because of the delays in the implementation date of the new ATLAS and revenue billing systems at Petroleum Services, the contingency plan for those systems has been implemented. That plan includes the modification and testing of the existing ATLAS and revenue billing systems to ensure that compliant systems are in place in case the new systems' implementation date is delayed past December 31, 1999. Modifications to these systems have been completed; the revenue billing system has been tested and validated as compliant; and testing and validation of the ATLAS system is targeted for completion by November 30, 1999. Due to the delay in the implementation of the GasKit system at Midstream Gas & Liquids from June 1999 to first-quarter 2000, the current system is currently being modified and is targeted to be year 2000 compliant by November 15, 1999.

    Communications engaged an outside consultant to assist in identifying potential impacts to its business areas and processes. That information was used to enhance the development of contingency plans. Communications' normal contingency plans include back-up battery or generator systems along the fiber-optic network and manning of critical operational areas, field locations and control centers twenty-four hours a day, seven days a week. At the end of 1999 and into 2000, these locations will be manned with extra staff, a heightened on-call status will be in effect for other areas, information technology staff will be on-site to monitor system performance and teams will be organized to address any critical issues that may arise.

    Contingency plans for the corporate headquarters' data centers include onsite or on-call personnel to monitor systems and resolve problems, backup generators in the event of loss of electric power, and backup chiller systems/trailer mounted chillers in case of the loss of chiller capability from the third-party supplier.

    Costs incurred for new software and hardware purchases are being capitalized and other costs are being expensed as incurred. Williams currently estimates the total cost of the enterprise-wide project, including any accelerated system replacements, to be approximately $47 million. This $47 million has been or is expected to be spent as follows:

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

o The primary focus during third-quarter 1999 was contingency planning and final testing and $8 million was incurred.

o The fourth quarter of 1999 will continue to focus mainly on contingency planning and final testing with $4 million expected to be spent.

o Approximately $1 million is estimated to be spent during the first two quarters of 2000 for monitoring and problem resolution.

    Of the $42 million incurred to date, approximately $38 million has been expensed and approximately $4 million has been capitalized. The $5 million of future costs necessary to complete the project within the schedule described are expected to be expensed. This estimate does not include Williams' potential share of year 2000 costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

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

                                     ITEM 3

    Quantitative and Qualitative Disclosures About Market Risk


    During the first quarter of 1999, Williams issued $200 million in adjustable rate debt due in 2004 at an initial rate of approximately 5.3 percent.

    During second quarter of 1999, Williams issued $700 million in 7.625 percent fixed rate notes due 2019.

    Subsequent to September 30, 1999, Williams' communications business, Williams Communications Group, Inc. issued $2 billion in notes consisting of $500 million in 10.7 percent notes due 2007 and $1.5 billion in 10.875 percent notes due 2009.

    Also subsequent to September 30, 1999, Williams Gas Pipelines Central issued $175 million in 7.375 percent fixed rate notes due 2006.

    At September 30, 1999, Williams has preferred stock interests in certain Brazilian ventures totaling $370 million. Estimating cash flows from these investments is not practical given that the cash flows from or liquidation of these investments are uncertain. The Brazilian economy has experienced significant volatility in 1999 resulting in an approximate 37 percent reduction in the Brazilian Real against the U.S. dollar. However, Williams believes the fair value of these investments approximates the carrying value. An additional 20 percent reduction in the value of the Brazilian Real against the U.S. dollar could result in up to a $74 million reduction in the fair value of these investments. This analysis assumes a direct correlation in the fluctuation of the Brazilian Real against the value of our investments. The ultimate duration and severity of the conditions in Brazil remains uncertain, as does the long-term impact on our interests in the ventures. Williams does not presently utilize derivative or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, Williams continues to monitor currency fluctuations in this region and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  The exhibits listed below are filed as part of this report:

                  Exhibit 12--Computation of Ratio of Earnings to Combined Fixed
                              Charges and Preferred Dividend Requirements

                  Exhibit 27--Financial Data Schedule

           (b) During the third quarter of 1999, the Company did not file a Form 8-K.

                                   SIGNATURE


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE WILLIAMS COMPANIES, INC.
                                           ------------------------------------
                                           (Registrant)



                                           /s/ Gary R. Belitz
                                           ------------------------------------

                                           Gary R. Belitz
                                           Controller
                                           (Duly Authorized Officer and
                                             Principal Accounting Officer)

November 12, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
Exhibit 12  --  Computation of Ratio of Earnings to Combined Fixed
                Charges and Preferred Dividend Requirements

Exhibit 27  --  Financial Data Schedule