Form 10-K405
period 1999-12-31
WILLIAMS COMPANIES INC
filed 2000-03-28
CIK 107263

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by nonaffiliates as of the close of business on March 15, 2000, was approximately $20 billion.

     The number of shares of the registrant's Common Stock outstanding at March 15, 2000, was 441,540,962, excluding 6,311,910 shares held by Williams.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of Williams for 2000 are incorporated by reference in Part III.

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

     On December 17, 1999, Williams Energy Services, a wholly owned subsidiary of Williams, completed the sale of Thermogas L.L.C. to Ferrellgas Partners L.P. for $443.7 million after Ferrellgas made an unsolicited offer to purchase Thermogas, the wholly owned subsidiary through which Williams had engaged in the retail distribution of propane. See Note 7 of Notes to Consolidated Financial Statements.

     On October 6, 1999, a subsidiary of Williams, Williams Communications Group, Inc., closed an initial public offering (IPO) by selling shares of its Class A Common Stock to the public. In separate private placements, SBC Communications, Intel Corporation, and Telefonos de Mexico S.A. de C.V. each purchased a portion of the Class A Common Stock. As of March 15, 2000, there were 68,195,470 shares of the Class A Common Stock outstanding, and Williams owned 395,434,965 shares of the Class B Common Stock of Williams Communications, representing an approximate 85.3 percent ownership interest. Holders of the Class A Common Stock are entitled to one vote per share, and Williams, as holder of the Class B Common Stock of Williams Communications, is entitled to ten votes per share.

     On March 28, 1998, Williams acquired MAPCO Inc. in a stock-for-stock transaction based upon a fixed exchange ratio of 1.665 shares of Williams common stock and 0.555 associated preferred stock purchase rights for each share of MAPCO common stock and associated preferred stock purchase rights. See Note 2 of Notes to Consolidated Financial Statements.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     Williams, through Williams Gas Pipeline Company and Williams Energy Services and their subsidiaries, engages in the following types of energy-related activities:

     - transportation and storage of natural gas and related activities through operation and ownership of five wholly owned interstate natural gas pipelines and several pipeline joint ventures;

     - exploration and production of oil and gas through ownership of 1.05 Tcfe* of proved natural gas reserves primarily located in New Mexico, Wyoming, and Colorado;

     - natural gas gathering, processing, and treating activities through ownership and operation of approximately 11,200 miles of gathering lines, ten natural gas treating plants, and 12 natural gas processing plants (one of which is partially owned);

---------------

* The term "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. The term "Tcf" means trillion cubic feet. The term "Tcfe" means trillion cubic feet equivalent. All volumes of natural gas are stated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. The term "Btu" means British Thermal Unit, "MMBtu" means one million British Thermal Units and "TBtu" means one trillion British Thermal Units. The term "Dth" means dekatherm. The term "MDth" means thousand dekatherms. The term "Mbbl" means one thousand barrels. The term "GWh" means gigawatt hour. The term "MW" means megawatt.

     - natural gas liquids transportation through ownership and operation of approximately 13,360 miles of natural gas liquids pipeline;

     - transportation of petroleum products and related terminal services through ownership or operation of approximately 9,170 miles of petroleum products pipeline and 75 petroleum products terminals;

     - production and marketing of ethanol and bio-products through operation and ownership of two ethanol plants (one of which is partially owned);

     - refining of petroleum products through operation and ownership of two refineries;

     - light hydrocarbon/olefin transportation through 300 miles of pipeline in Southern Louisiana;

     - ethylene production through a 5/12 interest in a 1.2 billion pound/year facility in Geismar, Louisiana;

     - distributed power services;

     - retail marketing through 227 convenience stores and 42 travel centers;
       and

     - energy commodity marketing and trading.

     Williams, through Williams Communications Group, Inc. and its subsidiaries, engages in the following types of communications-related activities:

     - owner and operator of approximately 26,000 route miles of telecommunications fiber optic network;

     - data-, voice-, and video-transmission related products and services;

     - video services and other multimedia services for the broadcast industry;

     - customer-premise voice and data equipment, sales, and services including installation, maintenance, and integration; and

     - network integration and management services nationwide.

     Williams, through subsidiaries, also directly invests in energy and telecommunications projects primarily in Canada, South America, Australia, and Lithuania and continues to explore and develop additional projects for international investments. It also invests in energy, telecommunications, and infrastructure development funds in Asia and Latin America.

     Substantially all operations of Williams are conducted through subsidiaries. Williams performs certain management, legal, financial, tax, consultative, administrative, and other services for its subsidiaries and employs approximately 1,150 employees. Williams' principal sources of cash are from external financings, dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered, and interest payments from subsidiaries on cash advances. The amount of dividends available to Williams from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements. The terms of certain subsidiaries' borrowing arrangements limit the transfer of funds to Williams.

     On July 31, 1999, Williams completed the merger of Williams Holdings of Delaware, Inc., its wholly owned subsidiary, with and into itself and assumed all liabilities and obligations of Williams Holdings of Delaware, Inc.

     To achieve organizational and operating efficiencies, Williams' interstate natural gas pipelines and pipeline joint venture investments are grouped together under its wholly owned subsidiary, Williams Gas Pipeline Company. The other energy operations are grouped into a wholly owned subsidiary, Williams Energy Services. The communications operations, including investments in international communications projects, are grouped into a majority owned subsidiary, Williams Communications Group, Inc. The international energy operations are grouped into a wholly owned subsidiary, Williams International Company. Item 1 of this report is formatted to reflect this structure.

                         WILLIAMS GAS PIPELINE COMPANY

     Williams' interstate natural gas pipeline group, comprised of Williams Gas Pipeline Company and its subsidiaries, owns and operates a combined total of approximately 27,300 miles of pipelines with a total annual throughput of approximately 3,700 TBtu of natural gas and peak-day delivery capacity of approximately 15 Bcf of gas. The gas pipeline group consists of Transcontinental Gas Pipe Line Corporation, Northwest Pipeline Corporation, Kern River Gas Transmission Company, Texas Gas Transmission Corporation, and Williams Gas Pipelines Central, Inc. The gas pipeline group also holds minority interests in joint venture interstate and intrastate natural gas pipeline systems.

     Williams' gas pipeline group has combined certain administrative functions, such as human resources, information services, technical services, and finance, of its operating companies in an effort to lower costs and increase efficiency. Although a single management team manages both Northwest Pipeline and Kern River and a single management team manages both Texas Gas and Central, each of these operating companies operates as a separate legal entity. Williams' gas pipeline group employs approximately 3,370 employees.

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

     As a result of the MAPCO merger in 1998, Williams acquired an approximately
4.8 percent investment interest in Alliance Pipeline. On December 31, 1999, Williams acquired an additional 9.8 percent interest in Alliance Pipeline. Alliance consists of two proposed segments, a Canadian segment and a United States segment. Alliance has filed applications for approval with the FERC in the United States and the National Energy Board (NEB) in Canada, to construct and operate an approximately 1,800 mile natural gas pipeline system extending from northeast British Columbia to the Chicago, Illinois, area market center, where it will interconnect with the North American pipeline grid. On September 17, 1998, the FERC granted a Certificate of Public Convenience and Necessity
(CPCN) for the United States portion of the Alliance pipeline, and on December 3, 1998, the NEB granted a CPCN for the Canadian portion. Construction began in the spring of 1999 with an anticipated in-service date of October 2000. Total estimated cost of the Alliance pipeline is approximately $3 billion. At December 31, 1999, Williams had invested approximately $131 million in Alliance.

     Buccaneer Gas Pipeline Company, L.L.C., a wholly owned subsidiary of WGP, announced in March 1999, that it would accept requests for firm transportation service to be made available on a proposed new natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. Buccaneer anticipates that its pipeline system will extend from a point near Transcontinental Gas Pipe Line Corporation's Station 82 in Coden, Alabama, across the Gulf of Mexico to the west coast of Florida just north of Tampa. The pipeline will continue onshore in an easterly direction to serve power generation plants and other markets across the central part of the state, and will terminate in Volusia County, Florida. Lateral pipelines will be constructed in accordance with market demand. Buccaneer filed for FERC approval of the project in October 1999. In February 2000, a subsidiary of Duke Energy acquired a 50 percent ownership interest in Buccaneer. The estimated capital cost of the project is approximately $1.5 billion, and the target in-service date is April 2002.

     A business description of the principal companies in the interstate natural gas pipeline group follows.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

     Transco is an interstate natural gas transportation company that owns a 10,500-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi, and the offshore Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania, and New Jersey to the New York City metropolitan area. The system serves customers in Texas and eleven southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey, and Pennsylvania. Effective May 1, 1995, Transco transferred the operation of certain production area facilities to Williams Field Services Group, Inc., an affiliated company.

  Pipeline System and Customers

     At December 31, 1999, Transco's system had a mainline delivery capacity of approximately 3.8 Bcf of gas per day from its production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.9 Bcf of gas per day for a system-wide delivery capacity total of approximately 6.7 Bcf of gas per day. Excluding the production area facilities operated by Williams Field Services Group, Inc., Transco's system is composed of approximately 7,200 miles of mainline and branch transmission pipelines, 41 compressor stations, and seven storage locations. Compression facilities at a sea level-rated capacity total approximately 1.3 million horsepower.

     Transco's major natural gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial, and electric generation end users. Shippers on Transco's system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers, and producers. No customer accounted for more than ten percent of Transco's total operating revenues in 1999. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation service under shorter term agreements.

     Transco has gas storage capacity in five underground storage fields located on or near its system and/or market areas and operates three of these storage fields and two liquefied natural gas (LNG) storage facilities. The total gas storage capacity available to Transco and its customers is approximately 220 Bcf of gas. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

  Expansion Projects

     In 1999, Pine Needle LNG Company, LLC and Cardinal Pipeline Company, LLC, both of which are owned by wholly owned subsidiaries of Transco and several of its customers, completed construction of, and placed into service, two major projects, a LNG storage facility and the Cardinal Pipeline Project (Cardinal), respectively. Transco contributed $19 million to the total cost of the LNG storage facility which is located in Guilford County, North Carolina. The facility was placed into service in May 1999 and has 4 Bcf of storage capacity and 400 MMcf per day of withdrawal capacity. Wholly owned subsidiaries of Transco operate the facility and have a 35 percent ownership interest. On November 1, 1999, Cardinal Pipeline Company, LLC, a North Carolina limited liability company formed between wholly owned subsidiaries of Transco and three of Transco's North Carolina customers, placed Cardinal into service. Transco contributed $24 million to the total cost of this project which involved the acquisition of an existing 37-mile pipeline in North Carolina and construction of an approximately 67-mile extension of the pipeline to new interconnections near Clayton County, North Carolina. This pipeline provides transportation service of up to 270 MMcf per day of natural gas. Transco's wholly-owned subsidiary has a 45 percent ownership interest in Cardinal and a separate wholly-owned subsidiary of Transco is the operator of Cardinal.

     In 1999, Cumberland Gas Pipeline Company, a partnership between wholly-owned subsidiaries of Transco and AGL Resources Inc., decided not to pursue its pipeline project at this time. In lieu of the project, Transco intends to expand the capacity of its North Georgia extension as part of the SouthCoast Expansion Project (see below) to meet the firm transportation service requirements of its shippers.

     On May 13, 1998, Transco filed an application with the FERC for approval to construct and operate mainline and Leidy Line facilities (MarketLink) to create an additional 676 MMcf of firm transportation capacity per day to serve increased demand in the mid-Atlantic and south Atlantic regions of the United

States by a targeted in-service date of November 1, 2000. The estimated cost of the proposed facilities is $529 million. On December 17, 1999, the FERC issued an interim order giving Transco conditional approval for MarketLink, along with the Independence Pipeline Project, which is described below, and ANR Pipeline Company's Supply Link Project but withholding final certificate authorization until Independence Pipeline Company (Independence) and ANR Pipeline Company
(ANR) file long-term, executed contracts with nonaffiliated shippers for at least 35 percent of the capacity of their respective projects. While the FERC has treated the three projects as interrelated, should Independence and ANR fail to meet the executed contract conditions, the interim order states that Transco may amend its MarketLink project to go forward on a stand-alone basis. Once construction begins, the order also imposed a number of additional environmental conditions, beyond those recommended in the Final Environmental Impact Statement. Transco has filed for rehearing of the interim order.

     In March 1997, as amended in December 1997, Independence filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. The Independence Pipeline Project is proposed to provide approximately 916 MMcf per day of firm transportation capacity by a requested in-service date of November 2000. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR, and National Fuel Gas Company. The estimated cost of the project is $678 million, and Transco's equity contributions are estimated to be approximately $68 million based on its expected one-third ownership interest in the project. As mentioned above in connection with the MarketLink Project, on December 17, 1999 the FERC gave conditional approval for the Independence Pipeline project, subject to Independence filing long-term, executed contracts with nonaffiliated shippers for at least 35 percent of the capacity of the project. Also, the FERC imposed a number of additional environmental conditions once construction begins on the project. Independence has filed for rehearing of the interim order.

     In April 1999, Transco filed an application with the FERC for its approval of the SouthCoast Expansion Project, which is designed to create approximately 200 MMcf per day of additional firm transportation capacity on Transco's system from the terminus of Transco's existing Mobile Bay Lateral in Choctaw County, Alabama, to delivery points in Transco's Rate Zone 4 (Alabama and Georgia). The project has a target in-service date of November 1, 2000 and an estimated cost of approximately $108 million.

     In April 1999, Transco announced its Sundance Expansion Project, which would create approximately 228 MMcf per day of additional firm transportation capacity from Transco's Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. Transco plans to file for FERC approval of the project in the first quarter of 2000. The project has a target in-service date of May 2002 and an estimated cost of approximately $129 million.

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtu):

                                                              1999    1998    1997
                                                              -----   -----   -----
Market-area deliveries:
  Long-haul transportation..................................    820     858     940
  Market-area transportation................................    623     522     439
                                                              -----   -----   -----
          Total market-area deliveries......................  1,443   1,380   1,379
Production-area transportation..............................    222     214     242
                                                              -----   -----   -----
          Total system deliveries...........................  1,665   1,594   1,621
                                                              =====   =====   =====
Average Daily Transportation Volumes........................    4.6     4.4     4.4
Average Daily Firm Reserved Capacity........................    6.3     5.8     5.5

     Transco's facilities are divided into seven rate zones. Four are located in the production area, and three are located in the market area. Long-haul transportation involves gas that Transco receives in one of the production-area zones and delivers in a market-area zone. Market-area transportation involves gas that Transco both receives and delivers within the market-area zones. Production-area transportation involves gas that Transco both receives and delivers within the production-area zones.

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

  Pipeline System and Customers

     At December 31, 1999, Northwest Pipeline's system, having a mainline delivery capacity of approximately 2.9 Bcf of gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines and 41 compressor stations having sea level-rated capacity of approximately 318,000 horsepower.

     In 1999, Northwest Pipeline transported natural gas for a total of 156 customers. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers, and direct industrial users. The two largest customers of Northwest Pipeline in 1999 accounted for approximately 15.2 percent and 13.6 percent, respectively, of its total operating revenues. No other customer accounted for more than ten percent of total operating revenues in 1999. Northwest Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Northwest Pipeline's business. Additionally, Northwest Pipeline offers interruptible transportation service under shorter term agreements.

     As a part of its transportation services, Northwest Pipeline utilizes underground storage facilities in Utah and Washington enabling it to balance daily receipts and deliveries. Northwest Pipeline also owns and operates a LNG storage facility in Washington that provides a needle-peaking service for its system. These storage facilities have an aggregate delivery capacity of approximately 1,325 MMcf of gas per day.

  Expansion Projects

     The Columbia Gorge project provides firm transportation between a Stanfield, Washington, receipt point and a delivery point near Sumas, Washington, to serve the markets of BC Gas Utility Ltd. (a major gas distributor in lower British Columbia). Northwest Pipeline completed and placed into service on November 1, 1999, the first phase of 50,000 Dth per day. Total cost to complete the first phase was approximately $16 million.

     Northwest Pipeline owns a one-third interest in the Jackson Prairie storage facility located in the state of Washington. In March 1998, Northwest Pipeline filed for certificate authority to realign authorized storage capacity for system balancing by replacing 3.04 Bcf of existing firm storage capacity at the Clay Basin storage facility located in eastern Utah (and 25.3 MMcf per day of associated firm deliverability) with 1.067 Bcf of Jackson Prairie expansion capacity (and 100 MMcf per day of associated firm deliverability). The FERC order authorizing expansion of the Jackson Prairie storage facility was received and accepted the last week of September 1998. The project was placed in service on November 1, 1999. The total cost of Northwest Pipeline's share of the expansion project was approximately $10 million.

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtu):

                                                              1999   1998   1997
                                                              ----   ----   ----
Transportation Volumes......................................  708    732    714
Average Daily Transportation Volumes........................  1.9    2.0    2.0
Average Daily Firm Reserved Capacity........................  2.5    2.6    2.5

KERN RIVER GAS TRANSMISSION COMPANY

     Kern River is an interstate natural gas transportation company that owns and operates a natural gas pipeline system extending from Wyoming through Utah and Nevada to California. Gas transported on the Kern River pipeline is used in enhanced oil recovery operations in the heavy oil fields and other markets in California. Gas is also transported to other natural gas consumers in Utah, southern Nevada and southern California for use in the production of electricity, cogeneration of electricity and steam and other applications. The system commenced operations in February 1992.

  Pipeline System and Customers

     At December 31, 1999, Kern River's system was composed of approximately 707 miles of mainline and branch transmission pipelines and five compressor stations having a mainline designed delivery capacity of approximately 700 MMcf of gas per day. The pipeline system interconnects with the pipeline facilities of another pipeline company at Daggett, California. From the point of interconnection, Kern River and the other pipeline company have a common 219-mile pipeline which is owned 63.6 percent by Kern River and 36.4 percent by the other pipeline company, as tenants in common, and is designed to accommodate the combined throughput of both systems. This common facility has a designed delivery capacity of 1.1 Bcf of gas per day.

     In 1999, Kern River transported natural gas for customers in California, Nevada, and Utah. Kern River transported gas for use in enhanced oil recovery operations in the heavy oil fields in California and transported to other natural gas consumers in Utah, southern Nevada, and southern California for use in the production of electricity, cogeneration of electricity and steam and other applications. The three largest customers of Kern River in 1999 accounted for approximately 18 percent, 14 percent and 13 percent, respectively, of its total operating revenues. No other customer accounted for more than ten percent of total operating revenues in 1999. Kern River transports natural gas for customers under firm long-term transportation agreements totaling 696 MMcf of gas per day.

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtu):

                                                              1999   1998   1997
                                                              ----   ----   ----
Transportation Volumes......................................  303    299    285
Average Daily Transportation Volumes........................  .83    .82    .78
Average Daily Firm Reserved Capacity........................  .72    .72    .73

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

  Pipeline System and Customers

     At December 31, 1999, Texas Gas' system, having a mainline delivery capacity of approximately 2.8 Bcf of gas per day, was composed of approximately 5,900 miles of mainline and branch transmission pipelines and 32 compressor stations having a sea level-rated capacity totaling approximately 555,000 horsepower.

     In 1999 Texas Gas transported natural gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois, and Ohio, and indirectly to customers in the Northeast. Texas Gas transported gas for 98 distribution companies and municipalities for resale to residential, commercial, and industrial end users.

Texas Gas provided transportation services to approximately 18 industrial customers located along its system. At December 31, 1999, Texas Gas had transportation contracts with approximately 570 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers, and producers. The largest customer of Texas Gas in 1999 accounted for approximately 13.4 percent of its total operating revenues. No other customer accounted for more than ten percent of total operating revenues in 1999. Texas Gas' firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Texas Gas's business. Additionally, Texas Gas offers interruptible transportation and storage services under agreements that are generally short-term.

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

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtu):

                                                              1999    1998    1997
                                                              -----   -----   -----
Transportation Volumes......................................  749.6   752.4   773.6
Average Daily Transportation Volumes........................    2.1     2.1     2.1
Average Daily Firm Reserved Capacity........................    2.2     2.2     2.2

WILLIAMS GAS PIPELINES CENTRAL, INC.

     Central, is an interstate natural gas transportation company that owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas, and Wyoming. The system serves customers in seven states, including major metropolitan areas in Kansas and Missouri, its chief market areas.

  Pipeline System and Customers

     At December 31, 1999, Central's system, having a mainline delivery capacity of approximately 2 Bcf of gas per day, was composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines and 44 compressor stations having a sea level-rated capacity totaling approximately 234,000 horsepower.

     In 1999, Central transported natural gas to customers in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas, and Wyoming. Central transported gas for 73 distribution companies and municipalities for resale to residential, commercial, and industrial end users in approximately 530 cities and towns. Central provided transportation services to approximately 283 industrial customers, federal and state institutions, and agricultural processing plants located principally in Kansas, Missouri, and Oklahoma. At December 31, 1999, Central had transportation contracts with approximately 166 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers, and producers.

     In 1999, approximately 61 percent of Central's total operating revenues were generated from gas transportation services to Central's two largest customers, Kansas Gas Service Company, a division of Oneok, Inc. (approximately 31 percent), and Missouri Gas Energy Company (approximately 30 percent). Kansas Gas Service Company sells or resells gas to residential, commercial, and industrial customers principally in certain major metropolitan areas of Kansas. Missouri Gas Energy sells or resells gas to residential, commercial, and industrial customers principally in certain major metropolitan areas of Missouri. No other customer accounted for more than ten percent of operating revenues in 1999.

     Central's firm transportation agreements have various expiration dates ranging from one to 20 years, with the majority expiring in three to eight years. Additionally, Central offers interruptible transportation services under shorter term agreements.

     Central operates eight underground storage fields with an aggregate gas storage capacity of approximately 43 Bcf and an aggregate delivery capacity of approximately 1.2 Bcf of gas per day. Central's customers inject gas into these fields when demand is low and withdraw it to supply their peak requirements. During periods of peak demand, approximately two-thirds of the firm gas delivered to customers is supplied from these storage fields. Storage capacity enables Central's system to operate more uniformly and efficiently during the year.

     Operating Statistics. The following table summarizes transportation data for the periods indicated (in TBtu):

                                                              1999   1998   1997
                                                              ----   ----   ----
Transportation Volumes......................................   324   329    337
Average Daily Transportation Volumes........................    .9    .9     .9
Average Daily Firm Reserved Capacity........................   2.2   2.1    2.1

REGULATORY MATTERS

     Each interstate natural gas pipeline company has various regulatory proceedings pending. Each company establishes its rates primarily through the FERC's ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes, and (3) volume throughput assumptions. The FERC determines the allowed rate of return in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of these proceedings, the pipeline companies have collected a portion of their revenues subject to refund. See Note 12 of Notes to Consolidated Financial Statements for the amount accrued for potential refund at December 31, 1999.

     Each of the interstate natural gas pipeline companies that were formerly gas supply merchants have undertaken the reformation of its respective gas supply contracts. None of the pipeline companies have any significant pending supplier take-or-pay, ratable-take, or minimum-take claims. In 1999, Central paid various parties amounts that had been accrued in 1998 to resolve its three remaining gas supply contracts. For information on outstanding issues with respect to contract reformation, gas purchase deficiencies, and related regulatory issues, see Note 19 of Notes to Consolidated Financial Statements.

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

     Williams is aware that several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level. States, including New York, New Jersey, Pennsylvania, Maryland, Georgia, and Delaware, are currently in the process of finalizing regulations for their respective local distribution companies. Management expects these regulations to encourage greater competition in the natural gas marketplace.

OWNERSHIP OF PROPERTY

     Each of Williams' interstate natural gas pipeline companies generally owns its facilities in fee, with certain portions, such as certain offshore facilities, being held jointly with third parties. However, a substantial portion of each pipeline company's facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses, or consents on and across properties owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. The storage facilities are either owned or contracted under long-term leases or easements.

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

     For a discussion of specific environmental issues involving the interstate pipelines, including estimated cleanup costs associated with certain pipeline activities, see "Environmental" under Management's Discussion and Analysis of Financial Condition and Results of Operations and "Environmental matters" in
Note 19 of Notes to Consolidated Financial Statements.

                            WILLIAMS ENERGY SERVICES

     Williams Energy is comprised of four major business units: Exploration & Production, Midstream Gas & Liquids, Petroleum Services, and Energy Marketing & Trading. Through its business units, Williams Energy engages in energy production and exploration activities; natural gas gathering, processing, and treating; natural gas liquids transportation, fractionation, and storage; petroleum products transportation and terminal services; ethanol production; refining; ethylene production; light hydrocarbon/olefin transportation; convenience store retailing; and energy commodity marketing and trading.

     Williams Energy, through its subsidiaries, owns 1.05 Tcfe of proved natural gas reserves located primarily in New Mexico, Wyoming and Colorado, and owns or operates approximately 11,200 miles of gathering pipelines (including certain gathering lines owned by Transcontinental Gas Pipe Line Corporation but operated by Midstream Gas & Liquids), approximately 13,360 miles of natural gas liquids pipelines, ten natural gas treating plants, 12 natural gas processing plants (one of which is partially owned), 75 petroleum products terminals, two ethanol production facilities (one of which is partially owned), two refineries, 269 convenience stores/travel centers, and approximately 9,170 miles of petroleum products pipeline. Physical and notional volumes marketed and traded by subsidiaries of Williams Energy approximated 18,889 TBtu equivalents in 1999. Williams Energy, through its subsidiaries, employs approximately 7,760 employees.

     Segment revenues and segment profit for Williams Energy are reported in
Note 22 of Notes to Consolidated Financial Statements herein.

     A business description of each of Williams Energy's business units follows.

EXPLORATION & PRODUCTION

     Williams Energy, through its wholly owned subsidiary Williams Production Company in its Exploration & Production unit (E&P), owns and operates producing natural gas leasehold properties in the United States. In addition, E&P is exploring for oil and natural gas.

     Oil and gas properties. E&P's properties are located primarily in the Rocky Mountains and Gulf Coast areas. Rocky Mountain properties are located in New Mexico, Wyoming, Colorado, and Utah. Gulf Coast properties are located in Louisiana, and east and south Texas.

     Gas Reserves. At December 31, 1999, 1998, and 1997, E&P had proved developed natural gas reserves of 548 Bcf, 476 Bcf, and 362 Bcf, respectively, and proved undeveloped reserves of 504 Bcf, 232 Bcf, and 238 Bcf, respectively. Of E&P's total proved reserves, 78 percent are located in the San Juan Basin of Colorado and New Mexico, and 17 percent are located in Wyoming. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

     Customers and Operations. At December 31, 1999, the gross and net developed leasehold acres owned by E&P totaled 277,544 and 118,892, respectively, and the gross and net undeveloped acres owned were 322,713 and 106,613 respectively. At December 31, 1999, E&P owned interests in 3,676 gross producing wells (731 net) on its leasehold lands.

     Operating Statistics. The following tables summarize drilling activity for the periods indicated:

1999 WELLS                                                    GROSS   NET
----------                                                    -----   ---
Development
  Drilled...................................................   248    47
  Completed.................................................   248    47
Exploration
  Drilled...................................................     4     2
  Completed.................................................     1    .5

                                                              GROSS    NET
COMPLETED DURING                                              WELLS   WELLS
----------------                                              -----   -----
1999........................................................   249     48
1998........................................................   177     49
1997........................................................   207     35

     The majority of E&P's gas production is currently being sold in the spot market at market prices. Total net production sold during 1999, 1998, and 1997 was 57.9 Bcf, 43.2 Bcf, and 37.1 Bcf, respectively. The average production costs, including production taxes, per Mcf of gas produced were $.46, $.37, and $.42, in 1999, 1998, and 1997, respectively. The average wellhead sales price per Mcf was $1.48, $1.31, and $1.62, respectively, for the same periods.

     In 1993 E&P conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Williams subsequently sold Trust Units to the public in an underwritten public offering. Williams owns 3,568,791 Trust Units representing 36.8 percent of outstanding Units. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Production information reported herein includes E&P's interest in these Units.

MIDSTREAM GAS & LIQUIDS

     Williams Energy, through Williams Field Services Group, Inc. and its subsidiaries, Williams Natural Gas Liquids, Inc. and its subsidiaries, and Williams Midstream Natural Gas Liquids, Inc. (collectively Midstream Gas & Liquids), owns and operates natural gas gathering, processing and treating, and natural gas liquids transportation, fractionation, and storage facilities in northwestern New Mexico, southwestern Colorado, southwestern Wyoming, eastern Utah, northwestern Oklahoma, Kansas, northern Missouri, eastern Nebraska, Iowa, southern Minnesota, Tennessee, and also in areas offshore and onshore in Texas, Alabama, Mississippi, and Louisiana. Midstream Gas & Liquids also operates gathering facilities, owned by Transcontinental Gas Pipe Line Corporation, an affiliated interstate natural gas pipeline company, that are currently regulated by the FERC.

     Expansion Projects. During 1999 Midstream Gas & Liquids continued to expand its operations in the Gulf Coast region through the Mobile Bay projects. The Mobile Bay processing plant was completed in the second quarter of 1999. Contracts are currently in place to supply approximately 70 percent of the processing plant's 600 MMcf per day of capacity. Liquids from this plant are handled by three separate joint ventures including: Tri-States Pipeline, a 16.7 percent owned system with a capacity of 95,000 bbl per day; Wilprise Pipeline, a
37.3 percent owned system with capacity of 60,000 bbl per day; and a 31.6 percent owned fractionation facility with a capacity of 60,000 bbl per day.

     In the fourth quarter of 1999, Midstream Gas & Liquids completed construction on an expansion of its Rocky Mountain natural gas liquids pipeline which increased capacity from 75,000 bbl per day to 125,000 bbl per day through construction of a 412-mile pipeline parallel to the existing Mid-America Pipeline System.

     Customers and Operations. Facilities owned and/or operated by Midstream Gas & Liquids consist of approximately 11,200 miles of gathering pipelines (including certain gathering lines owned by Transco but operated by Midstream Gas & Liquids), ten natural gas treating plants, 12 natural gas processing plants (one of which is partially owned), and approximately 13,360 miles of natural gas liquids pipeline, of which approximately 4,418 miles are partially owned. The aggregate daily inlet capacity is approximately 8 Bcf for the gathering systems and 7.3 Bcf for the gas processing, treating, and dehydration facilities. Midstream Gas & Liquids' pipeline operations provide customers with one of the nation's largest natural gas liquids transportation systems, while gathering and processing customers have direct access to interstate pipelines, including affiliated pipelines, which provide access to multiple markets.

     During 1999 Midstream Gas & Liquids gathered gas for 308 customers, processed gas for 126 customers, and provided transportation to 82 customers. The largest customer accounted for approximately 15 percent of total gathered volumes, and the two largest processing customers accounted for 17 percent and 11 percent, respectively, of processed volumes. The two largest transportation customers accounted for 18 percent and 10 percent, respectively, of transportation volumes. No other customer accounted for more than ten percent of gathered, processed, or transported volumes. Midstream Gas & Liquids' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Midstream Gas & Liquids. The natural gas liquids transportation contracts are tariff-based and generally short-term in nature with some long-term contracts for system-connected processing plants.

     Acquisitions. On March 31, 1999, Williams acquired Union Texas Petrochemical, Inc. from Atlantic Richfield Company for $163 million. In addition to a 5/12 interest in an olefin plant located near Geismar, La., operated by the Petroleum Services segment, the acquisition included several NGL transportation and storage assets in Louisiana, including a 215-mile ethane transportation system and partial ownership in an 85-mile olefin pipeline and storage network, which connects, either directly or indirectly, most major natural gas liquids producers and olefin consumers in Louisiana.

     On April 1, 1999, Midstream purchased a 10 million barrel underground storage facility from Koch Industries. The facility is located west of McPherson, Kansas, and consists of 85 underground NGL storage wells. In addition, the purchase included loading/unloading facilities to accommodate 20 tank railcars and three tanker trucks.

     On May 1, 1999, Midstream acquired a 20 percent ownership interest in the West Texas LPG Pipeline Limited Partnership, which owns and operates the West Texas LPG Pipeline. Under terms of the agreement, Williams contributed a portion of its NGL gathering system located in southeastern New Mexico and western Texas, near Hobbs, Texas, to the partnership.

     Operating Statistics. The following table summarizes gathering, processing, natural gas liquid sales, and transportation volumes for the periods indicated. The information includes operations attributed to facilities owned by Transco but operated by Midstream Gas & Liquids.

                                                              1999    1998    1997
                                                              -----   -----   -----
Gas volumes:
  Gathering (TBtu)..........................................  2,085   2,117   2,153
  Processing (TBtu).........................................    539     536     520
  Natural gas liquids sales (millions of gallons)...........    838     576     551
  Natural gas liquids transportation (MMbbl)................    282     285     289

PETROLEUM SERVICES

     Williams Energy, through wholly owned subsidiaries in its Petroleum Services unit, owns and operates a petroleum products pipeline system, two ethanol production plants (one of which is majority owned), and petroleum products terminals and provides services and markets products related thereto. Included in this business unit are two refineries, 269 convenience stores/travel centers, trucking and rail operations for propane and refined products, and mobile information management systems.

     Transportation. A subsidiary in the Petroleum Services unit, Williams Pipe Line Company, owns and operates a petroleum products pipeline system that covers an 11-state area extending from Oklahoma to North Dakota, Minnesota and Illinois. The system is operated as a common carrier offering transportation and terminalling services on a nondiscriminatory basis under published tariffs. The system transports refined products and liquified petroleum gases.

     At December 31, 1999, the system traverses approximately 7,100 miles of right-of-way and includes approximately 9,170 miles of pipeline in various sizes up to 16 inches in diameter. The system includes 77 pumping stations, 22.4 million barrels of storage capacity, and 40 delivery terminals. The terminals are equipped to deliver refined products into tank trucks and tank rail cars. The maximum number of barrels that the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Because the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated. In 1999 total system shipments averaged 610 thousand barrels per day.

     The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                           1999      1998      1997
                                                          -------   -------   -------
Shipments (thousands of barrels):
  Refined products:
     Gasolines..........................................  132,444   131,600   132,428
     Distillates........................................   70,466    72,471    71,694
     Aviation fuels.....................................   12,060    10,038    10,557
     LP-Gases...........................................    7,521     8,644    13,322
     Lube extracted fuel oil............................       --     1,246     7,471
     Crude oil..........................................       --        --        31
                                                          -------   -------   -------
          Total Shipments...............................  222,491   223,999   235,503
                                                          =======   =======   =======
Daily average (thousands of barrels)....................      610       614       645
Barrel miles (millions).................................   67,768    61,043    61,086

     Williams Pipe Line and a subsidiary of Williams Pipe Line, Longhorn Enterprises of Texas, Inc. (LETI), own a total 31.5 percent interest in Longhorn Partners Pipeline, LP, a joint venture formed to construct and operate a refined products pipeline from Houston to El Paso, Texas. Pipeline construction is complete, and operations are expected to commence in 2000, pending review and approval of an environmental assessment. Williams Pipe Line has designed and constructed and will operate the pipeline, and Williams Pipe Line and LETI have contributed a total of $95.8 million to the joint venture.

     Olefins. In the first quarter of 1999, Williams Energy purchased Union Texas Petrochemicals Corporation, a wholly owned subsidiary of ARCO, for $163 million. UTP's assets include a 215-mile light hydrocarbon transportation and partial ownership in an 85-mile olefin pipeline and storage network, which connects, either directly or indirectly, most major natural gas liquids producers and olefin consumers in Louisiana. UTP also is the leading merchant marketer of ethylene in Louisiana and owns and operates a 5/12 interest in a 1.2 billion pounds per year ethylene plant near Geismar, Louisiana. In connection with the acquisition, the Energy Marketing & Trading unit entered into a financial agreement, backed by an A credit-rated third party to manage the risks related to the earnings volatility typically associated with ethylene production.

     Terminal Services and Development. Williams Energy, through its wholly owned subsidiary Williams Energy Ventures (WEV), provides independent terminal services to the refining and marketing industries via distribution of petroleum products through wholly owned and joint interest terminals. WEV owns and/or operates 32 strategically located independent terminals covering a 14-state area in the South, Southeast, Southwest, and Midwest.

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

     In early 1999 WEV purchased 12 terminals in the Southeast from Amoco and three Gulf Coast area terminals from Amerada Hess.

     Terminal barrels delivered for the periods indicated are noted below.

                                                              1999     1998     1997
                                                             ------   ------   ------
Terminal Barrels Delivered (mbbls).........................  91,005   28,787   17,336

     Bio-Energy. WEV, doing business as Williams Bio-Energy, is engaged in the production and marketing of ethanol. Williams Bio-Energy owns and operates two ethanol plants for which corn is the principal feedstock. The Pekin, Illinois, plant has an annual production capacity of 100 million gallons of fuel-grade and industrial ethanol and also produces various coproducts and Bio-Products. The Aurora, Nebraska, plant (in which WEV owns a 74.9 percent interest) has an annual production capacity of 30 million gallons. Williams Bio-Products also markets ethanol produced by third parties. Bio-Products, mainly flavor enhancers, produced at the Pekin plant are marketed primarily to food processing companies.

     The sales volumes set forth below include ethanol produced by third parties as well as by WEV for the periods indicated:

                                                           1999      1998      1997
                                                          -------   -------   -------
Ethanol sold (thousands of gallons).....................  200,077   172,056   145,612

     Distribution Services. Petroleum Services, through its distribution services group, provides petroleum trucking, and rail car operations for Williams Energy and third parties. The petroleum trucking operation, operated out of Memphis, Tennessee, under the name "GENI Transport," works with local jobbers to supply their retail outlets and with several of Williams Energy's Energy Marketing & Trading unit's wholesale customers to develop transportation arrangements. GENI Transport is also the primary transportation provider to Petroleum Services' retail petroleum group.

     Refining. Petroleum Services, through its subsidiaries, owns and operates two refineries: the North Pole, Alaska, refinery and the Memphis, Tennessee, refinery. The financial results of the North Pole refinery and the Memphis refinery may be significantly impacted by changes in market prices for crude oil and refined products. Petroleum Services cannot predict the future of crude oil and product prices or their impact on its financial results.

     North Pole Refinery. The North Pole Refinery includes the refinery located at North Pole, Alaska, and a terminal facility at Anchorage, Alaska. The refinery, the largest in the state, is located approximately two miles from its supply point for crude oil, the Trans-Alaska Pipeline System
(TAPS). The refinery's processing capability is approximately 215,000 barrels per day. At maximum crude throughput, the refinery can produce 67,000 barrels per day of refined products. These products are jet fuel, gasoline, diesel fuel, heating oil, fuel oil, naphtha, and asphalt. Williams Energy's Energy Marketing & Trading unit markets these refined products in Alaska, Western Canada, and the Pacific Rim principally to wholesale, commercial, industrial, and governmental customers and Petroleum Services' retail petroleum group. Petroleum Services completed construction of a third crude unit at the refinery in October 1998 that can produce an additional 17,000 barrels per day of refined products, including 14,000 barrels per day of jet fuel. The new crude unit was completed at a cost of $75 million.

     Average daily throughput and barrels processed and transferred by the North Pole Refinery per day are noted below:

                                                           1999      1998      1997
                                                          -------   -------   -------
Throughput (bbl)........................................  185,921   142,471   132,238
Barrels Processed and Transferred (bbl).................   53,385    44,561    42,201

     The North Pole Refinery's crude oil is purchased through Williams Energy's Energy Marketing & Trading unit from the state of Alaska or is purchased or received on exchanges from crude oil producers. The refinery has two long-term agreements with the state of Alaska for the purchase of royalty oil, both of which are scheduled to expire on December 31, 2003. The agreements provide for the purchase of up to 63,000 barrels per day (approximately 29 percent of the refinery's supply) of the state's royalty share of crude oil produced from Prudhoe Bay, Alaska. These volumes, along with crude oil either purchased from crude oil producers or received under exchange agreements or other short-term supply agreements with the state of Alaska, are utilized as throughput in the production of products at the refinery. Approximately 34 percent of the throughput is refined and sold as finished product and the remainder of the throughput is returned to the TAPS and either delivered to repay exchange obligations or sold.

     Memphis Refinery. The Memphis Refinery, which includes three petroleum products terminals, two of which were acquired in 1999 from Truman Arnold Companies, is the only refinery in the state of Tennessee and has a throughput capacity of approximately 160,000 barrels per day. During June 1999, the refinery's alkylation unit was expanded approximately 4,000 barrels per day to 12,000 barrels per day. In November 1999, the refinery commissioned an expansion of its East Crude Unit increasing crude production capacity by approximately 20,000 barrels per day to 160,000 barrels per day. During the same time period, the refinery's fluid catalytic cracking unit was expanded by approximately 5,000 barrels per day to 70,000 barrels per day. Williams Energy is also constructing a 36,000 barrels per day continuous catalyst regeneration reformer, slated for completion in May 2000. The reformer will enable the refinery to produce 100 percent of customer demand for premium gasoline in the mid-South region of the United States.

     The Memphis Refinery produces gasoline, low sulfur diesel fuel, jet fuel, K-1 kerosene, refinery-grade propylene, No. 6 fuel oil, propane, and elemental sulfur. These products are exchanged or marketed primarily in the Mid-South region of the United States by Williams Energy's Energy Marketing & Trading unit to wholesale customers, such as industrial and commercial consumers, jobbers, independent dealers, other refiner/marketers, and to Petroleum Services' retail petroleum group.

     The Memphis Refinery has access to crude oil from the Gulf Coast via common carrier pipeline and by river barges. In addition to domestic crude oil, the Memphis Refinery has the capability of receiving and processing certain foreign crudes.

     Average daily barrels processed and transferred by the Memphis Refinery are noted below:

                                                           1999      1998      1997
                                                          -------   -------   -------
Barrels Processed and Transferred (bbl).................  133,494   120,985   113,040

     Retail Petroleum. Petroleum Services, primarily under the brand names "Williams TravelCenters" and "MAPCO Express," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise, and restaurant and fast food items. The retail petroleum group operates 42 interstate TravelCenter locations and 227 convenience stores. The TravelCenter sites consist of 27 modern facilities providing gasoline and diesel fuel, merchandise, and restaurant offerings for both traveling consumers and professional drivers, and 15 locations providing fuel and merchandise. The convenience store sites are primarily concentrated in the vicinities of Nashville and Memphis, Tennessee, and the state of Alaska. All of the motor fuel sold by Williams TravelCenters and MAPCO Express stores is supplied either by exchanges, directly from either the Memphis or North Pole Refineries or through Williams Energy's Energy Marketing & Trading unit.

     Convenience merchandise, restaurants, and fast food accounted for approximately 57 percent of the retail petroleum group's gross margins in 1999 and in 1998. Gasoline and diesel sales volumes for the periods indicated are noted below:

                                                           1999      1998      1997
                                                          -------   -------   -------
Gasoline (mgals)........................................  339,470   329,821   292,644
Diesel (mgals)..........................................  264,248   188,401   137,219

     Williams Energy intends to construct up to 25 new travel centers in 2000, the majority of which are expected to open in the third and fourth quarters of 2000.

ENERGY MARKETING & TRADING

     Williams Energy, through subsidiaries, primarily Williams Energy Marketing & Trading Company and its subsidiaries (EM&T), is a national energy services provider that buys, sells, and transports a full suite of energy commodities, including natural gas, electricity, refined products, natural gas liquids, crude oil, propane, liquefied natural gas, and liquified petroleum gas, primarily on a wholesale level, serving over 4,000 customers. The number of customers has declined from approximately 300,000 in 1998 due to the sale of EM&T's retail propane marketing business in December 1999. In addition, EM&T provides price-risk management services through a variety of financial instruments including exchange-traded futures, as well as over-the-counter forwards, options, and swap agreements related to various energy commodities. See Note 18 of Notes to Consolidated Financial Statements for information on financial instruments.

     EM&T markets natural gas throughout North America and increased its total volumes (physical and notional) to an average of 34.1 Bcf per day in 1999. EM&T's core business has traditionally been natural gas marketing in the Gulf Coast and Eastern regions of the United States, using the pipeline systems owned by Williams, but also includes marketing on approximately 70 non-Williams' pipelines. EM&T's natural gas customers include producers, industrials, local distribution companies, utilities, and other gas marketers.

     During 1999, EM&T marketed 285,413 GWh (physical and notional) of electricity. As part of its electricity supply portfolio, EM&T has entered into a number of long-term agreements (15-20 years) to market capacity of electricity generating facilities, either existing or to be constructed at various locations throughout the country totaling approximately 8,800 MW (including
Alabama -- approximately 850 MW, California -- approximately 4,000 MW,
Louisiana -- approximately 750 MW, New Jersey -- approximately 750 MW, and Pennsylvania -- approximately 650 MW). Under these arrangements, EM&T supplies fuel for conversion to electricity and markets capacity, energy, and ancillary services, related to the generating facilities owned and operated by various counterparties. Approximately 4,000 MW of generation capacity, located in Southern California, is already operational. Commercial operational dates for the remaining capacity range from June 2000 through May 2002. EM&T also has marketing rights for energy and capacity for two natural gas-fired electric generating plants of approximately 60 MW each that are owned by affiliated companies and located near Bloomfield, New Mexico, and in Hazleton, Pennsylvania.

     In 1999, EM&T provided supply, distribution, and related risk management services to petroleum producers, refiners, and end-users in the United States and various international regions. During 1999 EM&T's total crude oil and petroleum products (physical and notional) marketed averaged 2,420.8 Mbbl per day. During 1999 EM&T also marketed natural gas liquids with total volumes (physical) averaging 244.9 Mbbl per day.

     In early 1999, EM&T announced its intent to focus the natural gas and electric business on large end-use customers and away from sales to commercial and retail customers. In keeping with that direction, the subsidiaries, principally Volunteer Energy L.L.C., which were engaged in retail natural gas and electric sales, were sold during 1999. In addition, EM&T's retail propane business conducted by Thermogas L.L.C. was sold to Ferrellgas Partners L.P. on December 17, 1999, pursuant to an unsolicited offer (see Note 7 of Notes to Consolidated Financial Statements).

     Operating Statistics. The following table summarizes marketing and trading volumes for the periods indicated (natural gas volumes include sales by the retail gas and electric business, which has now been divested; propane gallons in 1999 represent sales by Thermogas through December 17, 1999, the date Thermogas was sold; includes propane gallons during 1997 and a portion of 1998 during which Williams did not own MAPCO Inc.):

                                                            1999      1998      1997
                                                           -------   -------   -------
Average marketing and trading volumes (physical and
  notional):
  Natural gas (Bcf per day)..............................     34.1      27.7      22.3
  Refined products, natural gas liquids, crude oil
     (mbbl per day)......................................  2,665.7   2,115.4   1,521.3
  Electricity (GWh)......................................  285,413   148,400    72,390
  Propane gallons (millions).............................    267.6     262.6     297.2

REGULATORY MATTERS

     Midstream Gas & Liquids. In May 1994, after reviewing its legal authority in a Public Comment Proceeding, the FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by interstate pipelines, pipeline-affiliated gathering and processing companies are outside its authority under the Natural Gas Act. An appellate court has affirmed the FERC's determination, and the United States Supreme Court has denied requests for certiorari. As a result of these FERC decisions, some of the individual states in which Midstream Gas & Liquids conducts its operations have considered whether to impose regulatory requirements on gathering companies. Kansas, Oklahoma, and Texas currently regulate gathering activities using complaint mechanisms under which the state commission may resolve disputes involving an individual gathering arrangement. Other states may also consider whether to impose regulatory requirements on gathering companies.

     In February 1996, Midstream Gas & Liquids and Transco filed applications with the FERC to spindown all of Transco's gathering facilities to Midstream Gas & Liquids. The FERC subsequently denied the request in September 1996. Midstream Gas & Liquids and Transco sought rehearing in October 1996. In August 1997, Midstream Gas & Liquids and Transco filed a second request for expedited treatment of the rehearing request. The FERC has yet to rule on this request for rehearing. In February 1998 Midstream Gas & Liquids and Transco filed separate applications to spindown an onshore gathering system located in Texas, the Tilden/ McMullen gathering system, which was also one of the subjects of the pending rehearing request. In May of 1999, FERC approved the spindown application only for the facilities upstream of the Tilden treating plant. The transfer of ownership of these facilities is planned for April 2000. As a result of a court appeal reversing and remanding the Commission's decision that the offshore system of Sea Robin pipeline were transmission facilities regulated by FERC under the Natural Gas Act, in June 1998. FERC issued a Notice of Inquiry into its policy related to jurisdiction over pipeline facilities located on the Outer Continental Shelf. Instead of issuing a policy or rule, in June 1999, FERC issued an order in the Sea Robin remand proceeding finding that the upstream portions of the Sea Robin system are nonjurisdictional gathering but the downstream portion is regulated transmission. Rehearing requests are pending. In June 1999, FERC issued a Notice of Proposed Rulemaking under the Outer Continental Shelf Lands Act, proposing certain reporting requirements (including prices, terms and conditions), for facilities located on the Outer Continental Shelf. FERC has not issued a final rule in that proceeding.

     Midstream Gas & Liquids' natural gas liquids group is subject to various federal, state, and local environmental and safety laws and regulations. Midstream Gas & Liquids' pipeline operations are subject to the provisions of the Hazardous Liquid Pipeline Safety Act. In addition, the tariff rates, shipping regulations, and other practices of the Mid-America, Rio Grande, Seminole, Wilprise, and Tri-States pipelines are regulated by the FERC pursuant to the provisions of the Interstate Commerce Act applicable to interstate common carrier petroleum and petroleum products pipelines. The tariff rates and practices of the ammonia system are regulated by the Surface Transportation Board under the provisions of the Interstate Commerce Commission Termination Act of 1995 applicable to pipeline carriers. Both of these statutes require the filing of reasonable and nondiscriminatory tariff rates and subject Midstream Gas & Liquids to certain other regulations concerning its terms and conditions of service. The Mid-America, Rio Grande, Seminole, Wilprise and Tri-States pipelines also file tariff rates covering intrastate movements with various state commissions. The United States Department of Transportation has prescribed safety regulations for common carrier pipelines. The pipeline systems are subject to various state laws and regulations concerning safety standards, exercise of eminent domain, and similar matters.

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

     In the Phase I proceeding, the FERC found all but 12 of Williams Pipe Line's markets to be workably competitive and, thus, eligible for market-based rates. On July 15, 1998, the FERC issued its decision in Phase II finding that Williams Pipe Line failed to demonstrate that the rates at issue for the 12 less competitive markets were just and reasonable and that Williams Pipe Line must roll back those rates to pre-1990 levels and pay refunds with interest to its shippers. Williams Pipe Line sought rehearing of the July 15, 1998, order and was granted leave to stay the order's refund requirement until the FERC acted on rehearing. Williams Pipe Line accrued an appropriate liability in 1998 for the July 15, 1998, order. Subsequent to the July 15, 1998, order, Williams Pipe Line entered into settlement discussions with the parties to the case and with the Commission Staff. These discussions resulted in a settlement that the Commission approved on October 13, 1999. The settlement resolved all issues related to the 1990 rate filing, including all appeals and requests for rehearing for both Phase I and Phase II. Moreover, the settlement also addressed all the subsequent rate filings that had been held in abeyance. Pursuant to the settlement, the rate refunds that Williams Pipe Line was required to make are less than the amounts it had accrued for such refunds, and its rates were given status equivalent to "just and reasonable" rates grandfathered under the Commission's regulations.

     Environmental regulations and changing crude oil supply patterns continue to affect the refining industry. The industry's response to environmental regulations and changing supply patterns will directly affect volumes and products shipped on the Williams Pipe Line system. Environmental Protection Agency regulations, driven by the Clean Air Act, require refiners to change the composition of fuel manufactured. A pipeline's ability to respond to the effects of regulation and changing supply patterns will determine its ability to maintain and capture new market shares. Williams Pipe Line has successfully responded to changes in diesel fuel composition and product supply and has adapted to new gasoline additive requirements. Reformulated gasoline regulations have not yet significantly affected Williams Pipe Line. Williams Pipe Line will continue to attempt to position itself to respond to changing regulations and supply patterns but cannot predict how future changes in the marketplace will affect its market areas.

     Energy Marketing & Trading. EM&T's business is subject to a variety of laws and regulations at the local, state, and federal levels. At the federal level, important regulatory agencies include the Federal Energy Regulatory Commission (regarding energy commodity transportation and wholesale trading) and the Commodity Futures Trading Commission (regarding various over-the-counter derivative transactions and exemptions and exclusions from the Commodity Exchange Act). Management believes that EM&T's activities are conducted in substantial compliance with the marketing affiliate rules of FERC Order 497. Order 497 imposes certain nondiscrimination, disclosure, and separation requirements upon interstate natural gas pipelines with respect to their natural gas trading affiliates. EM&T has taken steps to ensure it does not share employees or officers with affiliated interstate natural gas pipelines and does not receive information from affiliated interstate natural gas pipelines that is not also available to unaffiliated natural gas trading companies.

COMPETITION

     Exploration & Production. Williams Energy's E&P unit competes with a wide variety of independent producers as well as integrated oil and gas companies for markets for its production. E&P has three general phases of operations: acquiring oil and gas properties, developing non-producing properties, and operating producing properties. In the process of acquiring minerals, the primary methods of competition are on acquisition price and terms such as duration of the mineral lease, the amount of the royalty payment, and special conditions related to rights to use the surface of the land under which the mineral interest lies. In the process of developing non-producing properties, E&P does not face significant competition. In the operating phase, the primary method of competition involves operating efficiencies related to the cost to produce the hydrocarbons from the reservoir.

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

     Williams Bio-Energy's fuel ethanol operations compete in local, regional, and national fuel additive markets with other ethanol products and other fuel additive producers, such as refineries and MTBE producers. Williams Bio-Energy's other products compete in global markets against a variety of competitors and substitute products.

     The principal competitive forces affecting Williams Energy's refining businesses are feedstock costs, refinery efficiency, refinery product mix, and product distribution. Some of Memphis Refinery's competitors can process sour crude, and accordingly, are more flexible in the crudes that they can process. Williams Energy has limited crude oil reserves and does not engage in crude oil exploration, and it must therefore obtain its crude oil requirements from unaffiliated sources. Williams Energy believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

     The principal competitive factors affecting Williams Energy's retail petroleum business are location, product price and quality, appearance and cleanliness of stores, and brand-name identification. Competition in the convenience store industry is intense. Within the travel center industry, Williams TravelCenters strives to be a market leader in customer service to the local consumer, traveling consumer, and professional driver. Averaging 12,000 square feet, the facilities seamlessly blend these customer groups, resulting in greater revenue and income diversification than traditional convenience stores.

     Energy Marketing & Trading. Williams Energy's operations directly compete with large independent energy marketers, marketing affiliates of regulated pipelines and utilities, and natural gas producers. The financial trading business competes with other energy-based companies offering similar services as well as certain brokerage houses. This level of competition contributes to a business environment of constant pricing and margin pressure.

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

     The primary assets of Williams Energy's energy marketing and trading unit are its term contracts, employees, related systems and technological support.

ENVIRONMENTAL MATTERS

     Williams Energy is subject to various federal, state, and local laws and regulations relating to environmental quality control. Management believes that Williams Energy's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings, and competitive position of Williams Energy. See Note 19 of Notes to Consolidated Financial Statements.

     The EPA has named Williams Pipe Line as a potentially responsible party as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act, for a site in Sioux Falls, South Dakota. The EPA placed this site on the National Priorities List in July 1990. In April 1991 Williams Pipe Line and the EPA executed an administrative consent order under which Williams Pipe Line agreed to conduct a remedial investigation and feasibility study for this site. The EPA issued its "No Action" Record of Decision in 1994, concluding that there were no significant hazards associated with the site subject to two additional years of monitoring for arsenic in certain existing monitoring wells. Williams Pipe Line completed monitoring in the second quarter of 1997 and submitted a report of results to the EPA, which published a Notice of Intent to delete the Sioux Falls site in the January 4, 1999, Federal Register. The public comment period has ended with no significant comments needing to be addressed. Williams Pipe Line was issued a closure letter from the EPA on April 2, 1999. All monitoring is completed, and no further work is anticipated in association with the site.

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

                      WILLIAMS COMMUNICATIONS GROUP, INC.

     On October 6, 1999, Williams Communications Group, Inc., closed an initial public offering (IPO) by selling shares of its Class A Common Stock to the public. In separate private placements, SBC Communications Inc., Intel Corporation, and Telefonos de Mexico, S.A. de C.V. each purchased a portion of the Class A Common Stock. As of March 15, 2000, there were 68,195,470 shares of the Class A Common Stock outstanding, and Williams owned 395,434,965 shares of the Class B Common Stock of Communications, representing an approximate 85.3 percent ownership interest. Holders of the Class A Common Stock are entitled to one vote per share, and Williams, as holder of the Class B Common Stock of Communications, is entitled to ten votes per share.

     Williams Communications is comprised of three business segments: Network, which owns and operates Communications' fiber optic network; Solutions, which provides equipment sales and service, professional services, and sale of carrier services; and Strategic Investments, which makes investments in, or owns and operates, domestic and foreign businesses that create demand for capacity on the Communications network, increase Williams Communications service capabilities, strengthen its customer relationships, develop its expertise in advanced transmission electronics, or extend its reach. In 1999, Communications sold Global Access, its audio- and video-conferencing business. See Note 5 of Notes to Consolidated Financial

Statements. In 1999, Communications also decided to abandon its Telemetry business. Communications has approximately 9,200 employees.

NETWORK

     Products and Services. Network's products and services fall into seven categories: packet-based data services, private line services, voice services, local services, dark fiber rights, optical wave services, and network design and operational support.

     Revenues. In 1999, 1998, and 1997, Network contributed approximately 19.9, 11.1, and 3.0 percent, respectively, to Communications' total revenues.

     Network. At December 31, 1999, Communications had approximately 26,000 route miles of fiber optic cable primarily installed in the ground, with approximately 20,000 of those miles in operation. As of December 31, 1999, Williams Communications had 38 points of presence.

     The Communications network is being constructed along pipeline rights of way of affiliates of Williams and the rights-of-way of other pipeline companies. As of December 31, 1999, Communications had agreements in place for approximately 90 percent of the rights of way needed to complete the network.

     In addition to providing services on its own network, Communications leases capacity and obtains options rights in dark fiber and wavelengths from both long distance and local telecommunications carriers, including competitors, in order to meet the needs of customers.

     Customers. Network's customers currently include regional Bell operating companies, Internet service providers, long distance carriers, international carriers, utilities, and other service providers who desire high-speed connectivity on a wholesale basis.

     Network's largest customers for 1999 were Intermedia, which accounted for 25 percent of Network's revenues, and WinStar, which accounted for 22 percent of Network's revenues. Network's next four largest customers accounted for a total of 28 percent of Network's total revenues.

SOLUTIONS

     In April 1997, Communications purchased the equipment distribution business of Nortel Communications Systems, Inc., which it then combined with its equipment distribution business to create Williams Communications Solutions, LLC. Nortel's equipment distribution business included the combined net assets of Nortel's direct sales subsidiary, Nortel Communications Systems, Inc., which includes Bell Atlantic Meridian Systems and TTS Meridian Systems, Inc. Communications owns a 70 percent interest and Nortel owns a 30 percent interest in Solutions, LLC. Communications and Nortel have representation in proportion to their respective ownership interest on the management committee of Solutions, LLC. As long as Nortel's interest in Solutions LLC is at least 20 percent, Nortel must approve, among other things, any changes to the scope of Solutions LLC's business; any non-budgeted capital expenditure over $5 million; any non-budgeted acquisition, divestiture or any other obligation over $20 million; and the incurrence of long-term debt in excess of equity.

     Products and Services. Solutions operates approximately 110 sales and service offices in the U.S., Canada, and Mexico staffed with approximately 1,200 sales personnel. Solutions provides a comprehensive array of communications products and services. These products and services fall into three categories: equipment sales and service, professional services, and marketing of carrier services.

     Revenues. In 1999, 1998, and 1997, Solutions contributed approximately 68.9, 77.5, and 82.4 percent, respectively, to Communications' total revenues.

     Vendor relationships. Solutions has agreements with the suppliers of the products and providers of the services it sells to its customers. These agreements provide for Solutions to distribute, resale, or integrate products or act as agent for the provider of services. Solutions' primary vendor relationships are with Nortel, Cisco, Lucent, and NEC. By having relationships with multiple vendors, Solutions believes it can provide the best solution for each customer's specific needs. Solutions realizes that an interruption, or substantial modification, of its distribution relationships could have a material adverse effect on its business.

     Customers. Solutions provides products and services to approximately 100,000 customer sites across a broad range of industries including businesses as well as educational, governmental, and non-profit institutions. These customers consist of small businesses (ten or more employees), small sites of larger companies, and large enterprise campus sites. Solutions is not dependent on any one customer or group of customers to achieve its desired results. Solutions' top 25 customers combined accounted for less than 25 percent of revenue during 1999, with no one customer accounting for more than 1 percent.

STRATEGIC INVESTMENTS

     Through Strategic Investments, Communications makes investments in, or owns and operates, domestic and foreign businesses that create demand for capacity on the Communications network, increase Communications' service capabilities, strengthen Communications' customer relationships, develop Communications' expertise in advanced transmission electronics, or extend Communications' reach. Individual domestic and international strategic investments are discussed below.

     Vyvx Services. Vyvx provides integrated fiber optic, satellite, and teleport video transmission services. Through Vyvx, Communications has gained experience in multimedia networks and has established high-speed connectivity to the major news and sports venues throughout the United States. Vyvx's broadcast customers include all major broadcast and cable television networks, news services, and professional and collegiate sports organizations. Considering its addressable markets for backhauling video content, Vyvx currently has 85 percent of the professional sports market, 65 percent of the live event market, and a 35 percent share in the transmission of television advertising. Vyvx has begun developing a MediaXtranet application infrastructure that will allow Vyvx to develop greater capabilities to function in the eBusiness and Internet environment and allow customers direct access to advertising spot storage and distribution. Communications owns 100 percent of Vyvx.

     While Vyvx has approximately 2,000 active customers, approximately 40 percent of its total revenue is derived from its top ten customers. Vyvx's contracts with its largest customers are for terms that extend up to ten years. Most of its contracts with its smaller customers are for one-year terms. Vyvx's largest customer, Fox Entertainment Group, Inc., accounted for approximately nine percent of Communications' total revenues in 1999.

     Concentric. Concentric Network Corporation is a provider of Internet-based virtual and private networking services to business customers. As of March 14, 2000, Communications owns 4,633,716 shares, or 11 percent, of Concentric's common stock.

     Sycamore Networks. Sycamore Networks is manufacturer of cutting edge high-end fiber optic transmission equipment, especially DWDM equipment. As of March 14, 2000, Communications owns 252,000 shares, or less than one percent of Sycamore's common stock.

     Cisco Systems. Cisco Systems is a manufacturer of routers and other equipment to support Internet transmissions. As of March 14, 2000, Communications owns 422,938 shares, or less than one percent of Cisco's common stock.

     TMNG. TMNG is a provider of strategy, management, operational and e-business consulting services to the global telecommunications industry. As of March 14, 2000, Communications owns 500,000 warrants to purchase TMNG's common stock at an exercise price of $2.50 per share.

     Ziplink, Inc. Ziplink is a provider of wholesale Internet access services to developers and vendors of Internet appliances and local, regional and national Internet service appliances. As of March 14, 2000, Communications owns 216,964 shares, or approximately two percent of Ziplink's common stock.

     UniDial. UniDial Communications, Inc. is a reseller of long distance and other communications products, including frame relay, Internet, and conferencing services. As of March 14, 2000, Communications estimates that its preferred stock would convert into approximately 12.3 percent of UniDial's common stock.

     UtiliCom. UtiliCom Networks, Inc. partners with utilities to create joint ventures offering local exchange and other communications services. As of March 14, 2000, Communications owns 469,154 shares, or four percent of UtiliCom's common stock. Communications also owns warrants to purchase an additional 200,000 shares at an exercise price of $3.00 per share.

     CSI, Inc. CSI, Inc. deploys touch-screen display units installed on stadium seats that provide access to statistics, different views of the field, player- and venue-related information and access to current information from other sports events. Communications owns 100 percent of the common stock and 28 percent of the preferred stock of CSI.

     Others. Communications has also made investments in other domestic privately held companies, including NET-tel Communications, Prism Communication Services, SporTVision, Sonus Networks, Corvis Corporation, Optical Networks, Axient, Battery Convergence Fund, ClearData.net, Compass Telecommunications, Internet Telemetry Corp., Avid Sports, Accelerated Networks, Zaffire, and Centennial Strategic Partners Fund.

     ATL. ATL-Algar Telecom Leste S.A. provides digital cellular services in the Brazilian states of Rio de Janeiro and Espirito Santo, covering a population of approximately 16.1 million inhabitants. As of March 14, 2000, Communications owns 19 percent of ATL's common stock and 66 percent of ATL's preferred stock.

     PowerTel. PowerTel plans to build, own, and operate communications networks serving the three cities of Brisbane, Melbourne and Sydney, Australia, and plans to provide local services in the central business districts of these cities. As of December 31, 1999, Communications owned 159,574,468 shares, or 35 percent, of the common stock of PowerTel and 31,914,894 shares, or 100 percent, of the convertible cumulative preferred stock of PowerTel. Communications' total investment represents a 41 percent economic interest in PowerTel. Communications' currently holds a majority of PowerTel's board seats, is entitled to appoint the executive officers of PowerTel and to exercise control over the company's operations.

     Telefonica Manquehue, S.A. Metrocom S.A. was a Chilean company formed to build, own, and operate a communications network providing local, Internet, data, and voice services to businesses and residences in the Santiago metropolitan area. Communications owned a 19.9 percent equity interest in Metrocom S.A. until January 31, 2000, when Metrocom merged with Telefonica Manquehue, S.A. As a result of that merger, Communications owns, as of March 14, 2000, 19.6 percent of Telefonica Manquehue, S.A.

     Revenues. For 1999, 1998, and 1997, Strategic Investments contributed approximately 11.3, 11.5, and 14.8 percent, respectively, to Communications' total revenues.

STRATEGIC ALLIANCES AND RELATIONSHIPS

     Communications has, and will continue to, enter into strategic alliances with communications companies to secure long-term, high-capacity commitments for traffic on its network and to enhance its service offerings. The most significant of these alliances are described briefly below.

     SBC Communications Inc. SBC is a major communications provider in the U.S. that currently provides local services in the south central region of the U.S. and in California, Nevada, and Connecticut. In the fourth quarter of 1999, SBC acquired Ameritech, a major communications provider in the Midwest region of the United States.

     On February 8, 1999, Communications entered into agreements with SBC under which:

     - SBC must first seek to obtain domestic voice and data long distance services from Communications for 20 years.

     - Communications must first seek to obtain select international wholesale services and various other services, including toll-free, operator, calling card and directory assistance services, from SBC for 20 years.

     - Communications and SBC will sell each other's products to their respective customers and provide installation and maintenance of communications equipment and other services.

     Intel Corporation. Intel is a manufacturer of chips and other computer, networking, and communications products. Intel recently announced the formation of its new business, Intel Online Services, to provide Internet Web-hosting services by building and managing data centers around the world that will support the Web sites of third parties.

     On May 24, 1999, Communications and Intel, on behalf of Intel Online Services, entered into a ten-year master alliance agreement. The alliance agreement provides that Communications and Intel Online Services will purchase services from one another pursuant to a service agreement and create a co-marketing arrangement, each of which will be for a three-year term renewable for one-year terms thereafter. The services Communications will provide include domestic transport services. Intel will provide Web hosting services pursuant to the co-marketing arrangement. Subject to Communications' meeting pricing, quality of service and other specifications, Intel Online Services will purchase a significant portion of its yearly domestic transport requirements from Communications.

     Telefonos de Mexico S.A. de C.V. Telefonos de Mexico, S.A. de C.V. (TelMex), the largest communications provider in Mexico, currently provides long distance and local services primarily in Mexico.

     On May 25, 1999, Communications entered alliance agreements with TelMex under which, subject to any necessary U.S. and Mexican regulatory requirements:

     - TelMex must first seek to obtain select international wholesale services and various other services from Communications for 20 years.

     - Communications must first seek to obtain select international wholesale services and various other services from TelMex for 20 years.

     In addition, Williams Communications and TelMex have entered into an interconnection agreement and are negotiating additional agreements for the purchase and sale of telecommunications services.

     WinStar. WinStar Communications, Inc. uses wireless technology to provide high-capacity local exchange and Internet access services to companies located generally in buildings not served by fiber optic cable.

     On December 17, 1998, Communications entered into two agreements with WinStar under which:

     - Communications has a 25-year right to use approximately 2% of WinStar's wireless local capacity, which is planned to cover the top 50 U.S. markets.

     - WinStar has a 25-year right to use four strands of fiber optic cable over 15,000 route miles on the Communications network, a transmission capacity agreement with an obligation to lease specified circuits from Communications for at least 20-year terms and an agreement for collocation and maintenance services.

     U S WEST. U S WEST, Inc. is a communications provider with operations in the western region of the U.S. Communications entered into an agreement with U S WEST, effective January 1998, which provides that the two companies will work together to provide data networking services to a variety of customers. Communications also provides various services to U S WEST.

     Intermedia. Intermedia Communications, Inc. provides a wide range of local, long distance and Internet services. In April 1998, Intermedia executed an agreement providing for a 20-year right to use Communications' nationwide transmission capacity.

REGULATORY MATTERS

     Network. Williams Communications, Inc., a wholly owned subsidiary of Communications, is subject to Federal Communications Commission (FCC) regulations as a common carrier with regard to certain of its transmission services. An FCC rulemaking to eliminate domestic, common carrier tariffs has been stayed pending judicial review. In the interim, the FCC is requiring such carriers to operate under traditional tariff rules. Operations of microwave communications, satellite earth stations, and certain other related transmission facilities are also subject to FCC licensing and other regulations. These regulations do not significantly impact Williams Communications, Inc.'s operations. In 1997 the FCC began implementation of the Universal Service Fund contemplated in the Telecommunications Act of 1996. Williams Communications, Inc. is required to contribute to this fund based upon certain revenues.

     In addition, Williams Communications, Inc. is authorized to provide intrastate transmission services in each state and is subject to various rules and regulations in those states in which it provides intrastate transmission services.

     Solutions. The equipment sold by Solutions must meet the requirements of
Part 68 of the FCC rules governing the equipment registration, labeling, and connection of equipment to telephone networks. Solutions relies on the equipment manufacturers' compliance with these requirements for its own compliance regarding the equipment it distributes. These regulations have a minimal impact on Solutions' operations.

     In addition, Communications is subject to various rules and regulations in those foreign jurisdictions in which it has international operations or investments.

COMPETITION

     Network. The communications industry is highly competitive. Some competitors in the carrier services and fiber optic network business segments may have personnel, financial, or other competitive advantages. New competitors may enter the market because of increased consolidation and strategic alliances resulting from the Telecommunications Act of 1996, as well as technological advances and further deregulation. In the market for carrier services, Network competes primarily with the three traditional nationwide carriers, AT&T, MCI WorldCom, and Sprint, and other coast-to-coast and regional fiber optic network providers, such as Qwest, Level 3, and Broadwing. Network competes primarily on the basis of pricing, transmission quality, network reliability, and customer service and support. Network has only recently begun to offer some of its services and products and as a result may have fewer and less well established customer relationships than some of its competitors.

     Network believes that it has advantages over its competitors. AT&T, MCI WorldCom, and Sprint utilize systems that were constructed for the most part prior to 1990. Network believes that the older systems operated by these carriers generally face disadvantages when compared to the Communications network, such as lower transmission speeds; lower overall capacity; more costly maintenance requirements; inefficiency due to design and competing traffic requirements; and greater susceptibility to systems interruption from physical damage to the network infrastructure.

     The prices that Network can charge its customers for transmission capacity on its network could decline due to installation by Network and its competitors, some of which are expanding capacity on their existing networks or developing new networks, of fiber and related equipment that would provide substantially more transmission capacity than currently needed. If prices for network services significantly decline, Network may experience a decline in revenues, which would have a material adverse effect on its operations.

     Network believes that its strategy of selling products and services to other communications carriers gives it an advantage over other fiber optic network providers who compete with their customers. Network believes that communications carriers prefer not to buy products and services from a competitor. Network also does not need a large sales, marketing, and customer service staff in order to support the retail markets that its competitors serve. Network can effectively reach and serve a relatively small group of large customers with a small, more efficient, and more focused team, resulting in reduced costs.

     Solutions. Solutions' competition comes from communications equipment distributors, network integrators, and manufacturers of equipment (including in some instances those manufacturers whose products Solutions also sells). Solutions competitors include Norstan, Inc., Lucent, Siemens, Cisco Systems and the equipment divisions of GTE, Sprint, and the regional Bell operating companies. Most equipment distributors tend to be regionally focused and do not have Solutions' capability to service a nationwide customer base. Solutions believes its expertise in voice technologies and its ability to provide comprehensive solutions give it an advantage over network integrators. Solutions operates in a highly competitive industry and faces competition from companies that may have significantly greater financial, technical, and marketing resources. Some of Solutions' competitors have strong existing relationships with Solutions' customers and potential customers resulting in a competitive disadvantage for Solutions. Solutions is also at a disadvantage in that its costs exceed those of manufacturers, limiting its ability to engage in price competition with such manufacturers. However, most manufacturers of equipment are focused on selling their own equipment and do not provide converged solutions.

     Vyvx. Vyvx's Competition is based primarily on service quality and reliability and network reach and, to a lesser extent, on price. Vyvx's competitors include some of the largest domestic and international communications companies, which have greater financial resources and name recognition. Vyvx is at a disadvantage in international broadcasting because its competitors have greater international presence.

ENVIRONMENTAL MATTERS

     Communications is subject to federal, state, and local laws and regulations relating to the environmental aspects of its business. Management believes that Communications' operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with such existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings, and competitive position of Communications.

                         WILLIAMS INTERNATIONAL COMPANY

     Williams International Company, through subsidiaries, has made direct investments in energy projects primarily in South America and Lithuania and continues to explore and develop additional projects for international investment. Williams International also has investments in energy, telecommunications, and infrastructure development funds in Asia and South America.

     El Furrial. Williams International owns a 67 percent interest in a venture near the El Furrial field in eastern Venezuela that constructed, owns, and operates medium and high pressure gas compression facilities for Petroleos de Venezuela S.A. (PDVSA), the state owned petroleum corporation of Venezuela.

     The medium pressure facility has compression capacity of 130 MMcf per day of raw natural gas from 100 to 1,200 p.s.i.g. for delivery into a natural gas processing plant owned by PDVSA. The high pressure facility has compression capacity of 650 MMcf per day of processed natural gas from 1,100 to 7,500 p.s.i.g. for injection into PDVSA's El Furrial producing field.

     Jose Terminal. In November 1998, a consortium in which Williams International owns 45 percent, entered into an agreement with PDVSA to purchase the Jose Terminal, an 800,000 Bbp per day crude oil storage and shiploading facility in northeastern Venezuela, for a 20-year renewable term. As part of the transaction, PDVSA, directly and indirectly through its partners, has committed to store and shipload approximately 750,000 to 850,000 Bbp per day of crude oil during the first 20 years of the transaction. Williams International began interim operations in the second quarter of 1999 and continues to operate the facility. Formal closing has not yet occurred.

     Pigap II. In April 1999, a consortium in which Williams International owns 70 percent entered into an agreement with PDVSA Petroleo y Gas, S.A., to develop, design, construct, operate, maintain, and own a high pressure natural gas injection facility and related infrastructure to take gas, process it, and deliver it for injection for secondary recovery of oil from the Santa Barbara/Pirital oil fields located in North Monogas, Venezuela for an initial term of 20 years. Williams International commenced construction in February 2000.

     AB Mazeikiu Nafta. In October 1999, Williams entered into an agreement with the Government of Lithuania to acquire a 33 percent ownership interest and the right to operate AB Mazeikiu Nafta (MN). MN consists of a 320,000 barrel per day refinery, the crude oil and refined product pipeline systems within Lithuania, and a 160,000 barrel per day crude export facility on the Baltic Sea. Williams commenced operating these assets in October 1999.

     Apco Argentina. Williams International also owns an interest in Apco Argentina Inc., an oil and gas exploration and production company with operations in Argentina whose securities are traded in the Nasdaq Stock Market. Apco Argentina's principal business is its 47.6 percent interest in the Entre Lomas concession in southwest Argentina. It also owns a 45 percent interest in the Canadon Ramirez concession and a 1.5 percent interest in the Acambuco concession.

     At December 31, 1999, 1998, and 1997, estimated developed, proved reserves net to Apco Argentina were 20.0, 15.5, and 23.7 million barrels, respectively, of oil, condensate, and plant products, and 51.1, 26.8, and 35.8 Bcf, respectively, of natural gas. Estimated undeveloped, proved reserves net to Apco Argentina were 9.0, 5.1, and 9.5 million barrels, respectively, of oil, condensate, and plant products, and 20.6 Bcf, 700 MMcf, and 800 MMcf, respectively, of natural gas.

     At December 31, 1999, the gross and net developed concession acres owned by Apco Argentina totaled 39,108 acres and 17,674 acres, respectively, and the gross and net undeveloped concession acres owned were 502,892 acres and 114,912 acres, respectively. At December 31, 1999, Apco Argentina owned interests in 306 gross producing wells and 142 net producing wells on its concession acreage.

     Total net production sold during 1999, 1998, and 1997 was 1.7, 1.7, and 1.8 million barrels, respectively, of oil, condensate, and plant products, and 7.1, 7.7, and 7.7 Bcf, respectively, of natural gas. The average production costs, including all costs of operations such as remedial well workovers and depreciation of property and equipment, per barrel of oil produced were $8.26, $9.09, and $8.27, respectively, and per Mcf of natural gas produced were $.21, $.23, and $.21, respectively. The average wellhead sales price per barrel of oil sold were $17.75, $12.71, and $19.52, respectively, and per Mcf of natural gas sold were $1.35, $1.33, and $1.34, respectively, for the same periods.

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

     At December 31, 1999, Williams had approximately 21,000 full-time employees, of whom approximately 1,900 were represented by unions and covered by collective bargaining agreements. In September 1998, Williams created three new companies in order to streamline payroll processing and reduce costs. In connection with this, Williams transferred its employees to one of these companies, and the employees are now jointly employed by Williams and one of these new companies. This change had no impact on Williams' management structure or on its employees' seniority and benefits. Williams considers its relations with its employees to be generally good.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements -- statements that discuss Williams' expected future results based on current and pending business operations. Williams makes these forwarding-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document.

     The following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

     - Changes in general economic conditions in the United States.

     - Changes in laws and regulations to which Williams is subject, including tax, environmental and employment laws and regulations.

     - The cost and effects of legal and administrative claims and proceedings against Williams or its subsidiaries.

     - Conditions of the capital markets Williams utilizes to access capital to finance operations.

     - The ability to raise capital in a cost-effective way.

     - The effect of changes in accounting policies.

     - The ability to manage rapid growth.

     - The ability to control costs.

     - The ability of each business unit to successfully implement key systems, such as order entry systems and service delivery systems.

     - Changes in foreign economies, currencies, laws and regulations, and political climates, especially in Argentina, Brazil, Chile, Venezuela, Lithuania and Australia, where Williams has made direct investments.

     - The impact of future federal and state regulations of business activities, including allowed rates of return, the pace of deregulation in retail natural gas and electricity markets, and the resolution of other regulatory matters discussed herein.

     - Fluctuating energy commodity prices.

     - The ability of Williams' energy businesses to develop expanded markets and product offerings as well as their ability to maintain existing markets.

     - The ability of both the Gas Pipeline unit and the Energy Services unit to obtain governmental and regulatory approval of various expansion projects.

     - The ability of customers of the energy marketing and trading business to obtain governmental and regulatory approval of various projects, including power generation projects.

     - Future utilization of pipeline capacity, which can depend on energy prices, competition from other pipelines and alternative fuels, the general level of natural gas and petroleum product demand, decisions by customers not to renew expiring natural gas transportation contracts, and weather conditions.

     - The accuracy of estimated hydrocarbon reserves and seismic data.

     - Successful completion of the communications network build within budget and schedule.

     - The ability to successfully market capacity on the communications network.

     - SBC Communications' ability to obtain regulatory approval to provide long-distance communications services within markets in which it currently provides local services.

     - Successful implementation by Williams Communications of its strategy to build a local access infrastructure.

     - Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of government regulation in the communications industry.

     - Significant competition on pricing and product offerings for Communications' Solutions business unit.

     - The ability of Communications' Solutions business to introduce and market competitive products and services.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Williams has no significant amounts of revenue or segment profit or loss attributable to export sales. See Item 1(c) for a description of Williams Energy's and Williams International's export sales activities.

ITEM 2. PROPERTIES

     See Item 1(c) for description of properties.

ITEM 3. LEGAL PROCEEDINGS

     For information regarding certain proceedings pending before federal regulatory agencies, see Note 19 of Notes to Consolidated Financial Statements. Williams is also subject to other ordinary routine litigation incidental to its businesses.

     Environmental matters. Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 1999, these subsidiaries had accrued liabilities totaling approximately $27 million for these costs.

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

     Transcontinental Gas Pipe Line, Texas Gas and Central have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of December 31, 1999, Central had accrued a liability for approximately $11 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $27 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

     Transcontinental Gas Pipe Line received a letter stating that the U.S. Department of Justice (DOJ), at the request of the EPA, intends to file a civil action against Transcontinental Gas Pipe Line arising from its waste management practices at Transcontinental Gas Pipe Line's compressor stations and metering stations in 11 states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ and Transcontinental Gas Pipe Line are discussing a settlement. While no specific amount was proposed, DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations. Transcontinental Gas Pipe Line cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transcontinental Gas Pipe Line believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

     Energy Services (WES) also accrues environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum, refining and propane marketing operations primarily related to soil and groundwater contamination. At December 31, 1999, WES and its subsidiaries had accrued liabilities totaling approximately $42 million. WES recognizes receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At December 31, 1999, WES and its subsidiaries had accrued receivables totaling $19 million.

     Williams Field Services (WFS), a WES subsidiary, received a Notice of Violation (NOV) from the EPA in February 2000. WFS received a contemporaneous letter from the DOJ indicating that DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. WFS intends to defend this matter, but cannot reasonably estimate the amount of potential liability, if any, at this time. EPA, DOJ, and WFS have scheduled settlement negotiation meetings beginning in March 2000.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At December 31, 1999, Williams had approximately $13 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     Other legal matters. In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. Transcontinental Gas Pipe Line is pursuing an appeal. In the other case, a producer has asserted damages, including interest calculated through December 31, 1997, of approximately $6 million. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

     In connection with the sale of certain coal assets in 1996, MAPCO entered into a Letter Agreement with the buyer providing for indemnification by MAPCO for reductions in the price or tonnage of coal delivered under a certain pre-existing Coal Sales Agreement dated December 1, 1986. The Letter Agreement is effective for reductions during the period July 1, 1996, through December 31, 2002, and provides for indemnification for such reductions as incurred on a quarterly basis. On October 7, 1999, MAPCO settled buyer's claims for indemnification under the Letter Agreement and certain other unrelated claims in exchange for payment by MAPCO in the amount of $35 million that had been accrued in prior years.

     In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, Texas Gas, Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes.

     Shrier v. Williams was filed on August 4, 1999, in the U.S. District Court for the Northern District of Oklahoma. Oxford v. Williams was filed on September 3, 1999, in state court in Jefferson County, Texas. The Oxford complaint was amended to add an additional plaintiff on September 24, 1999. On October 1, 1999, the case was removed to the U.S. District Court for the Eastern District of Texas, Beaumont Division. Plaintiffs have filed a motion seeking to remand the case back to state court. In each lawsuit, the plaintiff seeks to bring a nationwide class action on behalf of all landowners on whose property the plaintiffs have alleged Williams Communications Group, Inc. (WCG) installed fiber-optic cable without the permission of the landowner. The plaintiffs are seeking a declaratory ruling that WCG is trespassing, damages resulting from the alleged trespass, damages based on WCG's profits from use of the property and damages from alleged fraud. Relief requested by the plaintiff includes injunction against further trespass, actual and punitive damages, and attorneys' fees.

     Williams believes that installation of the cable containing the single-fiber network that crosses over or near the named plaintiffs' land does not infringe on the plaintiffs' property rights. Williams also does not believe that the plaintiffs in these lawsuits have sufficient basis for certification of a class action. The proposed composition of the class in the Oxford lawsuit appears to include only landowners who would also be included in the class proposed in the Shrier suit. Other communications carriers have been successfully challenged with respect to their rights to use railroad rights of way, which are also challenged by the plaintiffs in Schrier and Oxford. Approximately 15 percent of the WCG network is installed on railroad rights of way. In many areas, the railroad granting WCG the license holds full ownership of the land, in which case its license should be sufficient to give WCG valid rights to cross the property. In some states where the railroad is not the property owner but has an easement over the property, the law is unsettled as to whether a landowner's approval is required. WCG generally did not obtain landowner approval where the rights of way are located on railroad easements. In most states, WCG has eminent domain rights which WCG believes would limit the liability for any trespass damages. It is likely that WCG will be subject to other purported class action suits challenging the use of railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF WILLIAMS

     The names, ages, positions, and earliest election dates of the executive officers of Williams are:

                                                                                    HELD OFFICE
NAME                                     AGE       POSITIONS AND OFFICES HELD          SINCE
----                                     ---       --------------------------       -----------
Keith E. Bailey........................  57    Chairman of the Board, President,     05-19-94
                                                 Chief Executive Officer and
                                                 Director (Principal Executive
                                                 Officer)
John C. Bumgarner, Jr. ................  57    Senior Vice President -- Corporate    01-01-79
                                                 Development and Planning;
                                                 President -- Williams
                                                 International Company; Senior
                                                 Vice President -- Strategic
                                                 Investments, Williams
                                                 Communications
James R. Herbster......................  58    Senior Vice President --              01-01-92
                                                 Administration
Michael P. Johnson, Sr.................  52    Senior Vice President -- Human        05-01-99
                                                 Resources
Jack D. McCarthy.......................  57    Senior Vice President -- Finance      01-01-92
                                                 (Principal Financial Officer)
William G. von Glahn...................  56    Senior Vice President and General     08-01-96
                                                 Counsel
Gary R. Belitz.........................  50    Controller (Principal Accounting      01-01-92
                                                 Officer)
Steven J. Malcolm......................  51    President and Chief Executive         12-01-98
                                                 Officer -- Williams Energy
                                                 Services
Howard E. Janzen.......................  46    President and Chief Executive         02-11-97
                                                 Officer -- Williams
                                                 Communications, Inc.
Cuba Wadlington, Jr.*..................  56    President and Chief Executive         01-01-00
                                                 Officer -- Williams Gas Pipeline
                                                 Company

     Except for Mr. Johnson, all of the above officers have been employed by Williams or its subsidiaries as officers or otherwise for more than five years and have had no other employment during the period. Prior to joining Williams, Mr. Johnson held various officer positions with Amoco Corporation for more than five years.
---------------

* Mr. Wadlington was named Chief Operating Officer of Williams Gas Pipeline Company on July 1, 1999, upon the announcement of the retirement of Mr. Brian
   E. O'Neill. Upon Mr. O'Neill's retirement on January 1, 2000, Mr. Wadlington was elected President and Chief Executive Officer of Williams Gas Pipeline Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Williams' Common Stock is listed on the New York and Pacific Stock exchanges under the symbol "WMB." At the close of business on December 31, 1999, Williams had approximately 14,815 holders of record of its Common Stock. The high and low sales price ranges (composite transactions) and dividends declared by quarter for each of the past two years are as follows:

                                              1999                         1998
                                   --------------------------   --------------------------
QUARTER                             HIGH     LOW     DIVIDEND    HIGH     LOW     DIVIDEND
-------                            ------   ------   --------   ------   ------   --------
1st..............................  $41.00   $28.75     $.15     $34.88   $26.25     $.15
2nd..............................  $53.75   $38.81     $.15     $35.75   $28.81     $.15
3rd..............................  $46.38   $34.19     $.15     $36.94   $20.00     $.15
4th..............................  $39.88   $28.00     $.15     $31.88   $24.88     $.15

     Terms of certain subsidiaries' borrowing arrangements limit the transfer of funds to Williams. These terms have not impeded, nor are they expected to impede, Williams' ability to meet its cash flow needs.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data as of December 31, 1999 and 1998 and for the three years ended December 31, 1999 are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from the Company's financial records. Certain amounts below have been restated or reclassified (see Note 1). Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-2 through F-19 of this report.

                                          1999        1998        1997        1996        1995
                                        ---------   ---------   ---------   ---------   ---------
                                                  (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues(1)...........................  $ 8,593.1   $ 7,658.3   $ 8,249.5   $ 6,849.0   $ 5,695.6
Income from continuing
  operations(2).......................      161.8       141.4       436.8       505.3       366.5
Income (loss) from discontinued
  operations(3).......................         --       (14.3)       (6.3)      (32.7)    1,029.3
Extraordinary gain (loss)(4)..........       65.2        (4.8)      (79.1)         --          --
Cumulative effect of change in
  accounting principal(5).............       (5.6)         --          --          --          --
Diluted earnings per share:
  Income from continuing operations...        .36         .31        1.01        1.17         .86
  Income (loss) from discontinued
     operations.......................         --        (.03)       (.01)       (.08)       2.49
  Extraordinary gain (loss)...........        .15        (.01)       (.19)         --          --
  Cumulative effect of change in
     accounting principle.............       (.01)         --          --          --          --
Total assets at December 31...........   25,288.5    18,647.3    16,282.8    14,611.6    12,853.2
Long-term obligations at December
  31..................................    9,235.3     6,366.4     5,351.5     4,985.3     3,675.0
Williams obligated mandatorily
  redeemable preferred securities of
  Trust at December 31................      175.5          --          --          --          --
Stockholders' equity at December
  31(6)...............................    5,585.2     4,257.4     4,237.8     4,036.9     3,828.9
Cash dividends per common share.......        .60         .60         .54         .47         .36

---------------

(1) See Note 1 for discussion of the 1998 change in the reporting of certain marketing activities from a "gross" basis to a "net" basis consistent with fair value accounting. See Note 2 for discussion of Williams' 1997 acquisition of Nortel's customer premise equipment sales and service operations.

(2) See Notes 2 and 5 for discussion of the gain on sale of interest in subsidiary and asset sales, impairments and other accruals in 1999, 1998 and 1997. Income from continuing operations in 1996 includes a $15.7 million pre-tax gain from the sale of certain communications rights and a $20.8 million pre-tax gain from the sale of certain propane and liquid fertilizer assets. Income from continuing operations in 1995 includes a $41.4 million pre-tax charge related to the cancellation of a commercial coal gasification venture and a $16 million after-tax gain related to the sale of Williams' 15 percent interest in Texasgulf, Inc.

(3) See Note 3 for the discussion of the 1998 and 1997 losses from discontinued operations. The loss from discontinued operations for 1996 includes a $47.2 million after-tax loss related to the sale of the MAPCO coal business offset by $14.5 million in 1996 income from these operations. The income from discontinued operations for 1995 primarily relates to the $1 billion after-tax gain from the 1995 sale of Williams' network services operations.

(4) See Note 7 for discussion of the 1999 extraordinary gain and 1998 and 1997 extraordinary losses.

(5) See Note 1 for discussion of the adoption in 1999 of Statement of Position 98-5, "Reporting on the Cost of Startup Activities."

(6) See Note 15 for discussion of the 1999 issuance of subsidiary's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1999 vs. 1998

     CONSOLIDATED OVERVIEW. Williams' revenues increased $935 million, or 12 percent, due primarily to higher revenues from increased petroleum products and natural gas liquids sales volumes and average sales prices, increased revenues from retail natural gas and electric activities following a late 1998 acquisition, higher natural gas services revenues and increases in Communications' dark fiber lease revenues and new business growth. In addition, revenues increased due to the acquisition of a petrochemical plant in 1999, higher revenues from fleet management and mobile computer technology operations and reductions of rate refund liabilities at Gas Pipeline. Partially off-setting these increases were the effects in 1999 of reporting certain revenues net of costs within Energy Services (see Note 1 of Notes to Consolidated Financial Statements), lower pipeline construction revenues and lower electric power services revenues reflecting, in part, the designation of an electric power contract as trading following the adoption in 1999 of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

     Segment costs and expenses increased $824 million, or 12 percent, due primarily to higher costs related to increased petroleum products and natural gas liquids volumes purchased and average purchase prices, higher retail natural gas and electric costs following a late 1998 acquisition, higher costs and expenses from growth of Communications' Network operations and infrastructure, $33.9 million of 1999 losses and asset impairments at Communications, increased fleet management and mobile computer technology operations and higher selling, general and administrative expenses. In addition, 1999 includes $10.5 million of expense associated with a Williams-wide incentive program. Partially offsetting these increases were the effects in 1999 of reporting certain costs net in revenues within Energy Services (see Note 1), lower electric power services costs, lower pipeline construction costs and $45 million of gains from asset sales by Energy Services in 1999. In addition, 1998 included $80 million of MAPCO merger-related costs (including $29 million within general corporate expenses) (see Note 2), a $58.4 million charge at Gas Pipeline related to certain long-term gas supply contracts (see Note 19), $29 million of asset write-downs at Communications and $31 million of retail natural gas and electric credit loss accruals and asset impairments at Energy Services.

     Operating income increased $132 million, or 18 percent, due primarily to increases at Energy Services and Gas Pipeline of $105 million and $87 million, respectively, and the effect in 1998 of MAPCO merger-related costs totaling $80 million, partially offset by $125 million higher segment losses at Communications. Energy Services' increase reflects improved natural gas trading activities, increased natural gas liquids volumes and margins, $45 million in gains from the sales of assets and the effect in 1998 of $31 million of retail natural gas and electric credit loss accruals and asset impairments, partially offset by higher selling, general and administrative expenses and lower results from electric power trading activities and retail petroleum operations. Gas Pipeline's increase reflects the net favorable revenue effect of 1999 and 1998 adjustments associated with regulatory and rate issues and the effect of the $58.4 million charge in 1998 related to certain long-term gas supply contracts. The additional losses at Communications reflect higher selling, general and administrative expenses, including costs associated with infrastructure growth and improvement, losses experienced from providing customer services prior to completion of the new network and $31 million higher losses from start-up activities of Australian and Brazilian communications operations.

     Income from continuing operations before income taxes, extraordinary gain
(loss) and cumulative effect of change in accounting principle increased $74 million, or 30 percent, due primarily to $132 million higher operating income, $43 million of higher investing income and the effect of 1998 litigation loss accruals and other settlement adjustments totaling $11 million, partially offset by $114 million higher net interest expense reflecting increased debt in support of continued expansion and new projects.

     At December 31, 1999, Williams changed the discount rate assumption for use in calculating pension expense for 2000 from the rate used in 1999 as a result of changes in market rates. This change is expected to decrease pension expense approximately $14 million in 2000.

GAS PIPELINE

     GAS PIPELINE'S revenues increased $146.8 million, or 9 percent, due primarily to a total of $66 million of reductions to rate refund liabilities, resulting primarily from second-quarter 1999 regulatory proceedings involving rate-of-return methodology for three of the gas pipelines and fourth-quarter 1999 revisions following other regulatory proceedings. Revenues also increased due to $65 million higher gas exchange imbalance settlements, $36 million higher reimbursable costs passed through to customers (both offset in costs and operating expenses) and $14 million from expansion projects and new services. These increases were partially offset by $21 million of favorable 1998 adjustments from the settlement of rate case issues and lower transportation revenues associated with rate design and discounting on certain segments of the pipeline.

     Segment costs and expenses increased $59.9 million, or 6 percent, due primarily to the higher gas exchange imbalance settlements and reimbursable costs which are passed through to customers, $13 million higher general and administrative expenses and $9 million higher depreciation and amortization related mainly to pipeline expansions. These increases were partially offset by the effect of a $58.4 million charge in 1998 (included in other expense -- net) related to certain long-term gas supply contracts entered into in 1982. The charge represented natural gas costs incurred in prior years that will not be recoverable from customers (see Note 19). General and administrative expenses increased primarily from information systems initiatives, higher labor and benefits costs, a $2.3 million accrual for damages associated with two pipeline ruptures in the northwest and the $2 million write-off of previously capitalized software development costs.

     Segment profit increased $86.9 million, or 14 percent, due primarily to the $45 million net revenue effect of the regulatory and rate case issues discussed above, the $58.4 million effect of the accrual for costs in 1998 related to certain long-term gas supply contracts discussed above and $14 million of revenues from expansion projects and new services. These segment profit increases were partially offset by $9 million higher depreciation and amortization and $13 million higher general and administrative expenses.

     On March 17, 2000, Gas Pipeline received a favorable order from the Federal Energy Regulatory Commission related to the rate of return and capital structure issues in a regulatory proceeding. Gas Pipeline is evaluating the effect of the order. Preliminary indications are that rate refund liabilities may be considerably reduced in 2000.

ENERGY SERVICES

     ENERGY MARKETING & TRADING'S revenues increased $340.3 million, or 18 percent, due to a $101.5 million increase in trading revenues and a $238.8 million increase in non-trading revenues. The $101.5 million increase in trading revenues is due primarily to $61 million higher natural gas trading margins, which reflect $61 million of favorable contract settlements in 1999 and increased trading volumes and per-unit margins, partially offset by the effect in 1998 of certain favorable contract settlements and terminations totaling $24 million. In addition, natural gas liquids margins increased $23 million associated mainly with increased physical trading activities and electric power trading margins increased $14 million. The electric power trading margin increase reflects the designation of a southern California electric power services contract as trading in accordance with EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which was adopted first-quarter 1999, the recognition of $7 million of revenue associated with a 1998 contractual dispute which was settled in 1999 and increased trading activity. Largely offsetting these electric power trading revenue increases were lower demand for electricity in southern California in 1999 compared to 1998 due to cooler summer temperatures in 1999.

     The $238.8 million non-trading revenue increase is due primarily to $334 million higher refined product revenues resulting from higher average sales prices and increased sales volumes primarily reflecting the 1999 and 1998 expansions of the Alaska and Memphis refineries. In addition, retail natural gas and electric revenues increased $131 million resulting primarily from the late 1998 acquisition of Volunteer Energy. Partially offsetting these increases were $211 million lower electric power services revenues primarily related to the designation of a southern California electric power services contract as trading in 1999 (discussed above). Additionally, natural gas liquids revenues decreased slightly as the effect in first-quarter 1999 of reporting trading revenues on a net basis for certain operations previously reported on a "gross" basis was substantially offset by $111 million contributed by activity from a petrochemical plant acquired early in 1999.

     Cost of sales associated with non-trading activities increased $288.5 million, or 18 percent, due primarily to higher costs for refined products and retail natural gas and electric operations of $339 million and $120 million, respectively, partially offset by $156 million lower electric power services costs which reflects the designation of such costs as trading in 1999 (discussed above). These variances are associated with the corresponding changes in non-trading revenues discussed above.

     Segment profit increased $67.1 million, to $106.1 million in 1999, due primarily to the $61 million higher natural gas trading margins, $34 million higher natural gas liquids net revenues, a $22.3 million gain on the sale of Volunteer Energy assets in 1999 and the effect in 1998 of $14 million of asset impairments related to the decision to focus the retail natural gas and electric business from sales to small commercial and residential customers to large end users. These increases were partially offset by $40 million lower electric power services net revenues, $16 million higher selling, general and administrative expenses and $8 million higher retail propane operating expenses. The higher selling, general and administrative expenses reflect higher compensation levels associated with improved operating performance, growth in electric power trading operations, the Volunteer Energy acquisition in late 1998 and increased activities in the areas of human resources development, investor/media/customer relations and business development, partially offset by the effect in 1998 of a $17 million credit loss accrual.

     Energy, Marketing & Trading's revenues and costs and expenses for 1999 included $140.5 million and $145.3 million, respectively, from the Volunteer Energy operations sold in 1999. In addition, Energy, Marketing & Trading sold its retail propane business, Thermogas Company, previously a subsidiary of MAPCO Inc., to Ferrellgas Partners L.P. on December 17, 1999 (see Note 7). The sale yielded an after-tax gain of $65.2 million, which is reported as an extraordinary gain. Retail propane revenues and costs and expenses were $244.1 million and $257.2 million, respectively, for 1999.

     EXPLORATION & PRODUCTION'S revenues increased $50.8 million, or 37 percent, due primarily to $22 million from increased average natural gas sales prices, $20 million associated with increases in both company-owned production volumes and marketing volumes from the Williams Coal Seam Gas Royalty Trust (Royalty Trust) and royalty interest owners and $17 million from oil and gas properties acquired in April 1999. Partially offsetting was an $11 million decrease in the recognition of income previously deferred from a 1997 transaction which transferred certain nonoperating economic benefits to a third party. Company-owned production has increased due mainly to a drilling program initiated in the San Juan basin in 1998 and 1999 and the April 1999 acquisition.

     Other expense -- net in 1999 includes a $14.7 million gain from the sale of certain gas producing properties which contributed $2 million to segment profit in 1999. Also included in other expense -- net in 1999 is a $7.7 million gain from the sale of certain other properties.

     Segment profit increased $12.6 million, or 46 percent, due primarily to $22 million of gains from the sales of assets, an $8 million contribution from the April 1999 acquisition, $4 million higher profits from company-owned production and $4 million lower dry hole costs. Partially offsetting was $11 million decreased recognition of deferred income, a $9 million decrease in margins from the marketing of natural gas and $6 million higher nonproducing leasehold amortization.

     MIDSTREAM GAS & LIQUIDS' revenues increased $158.1 million, or 18 percent, due primarily to $119 million higher natural gas liquids sales from processing activities reflecting $62 million from a 46 percent increase in volumes sold and $57 million from a 29 percent increase in average natural gas liquids sales prices. The increase in natural gas liquids sales volumes is a result of the improved liquids market conditions in 1999 and a new plant which became operational in 1999. In addition, revenues increased due to $17 million from higher average gathering rates, $16 million higher transportation revenues associated with increased shipments, the effect of unfavorable adjustments in 1998 of $14 million related to rates placed into effect in 1997 for Midstream's regulated gathering activities (offset in costs and operating expenses) and $11 million higher natural gas liquids storage revenues following the mid-1999 acquisition of two storage facilities. Partially offsetting these increases were $20 million lower equity earnings including 1998 and 1999 reclassifications totaling $10 million for the Discovery pipeline project (offset in capitalized interest).

     Cost and operating expenses increased $122.2 million, or 22 percent, due primarily to $58 million higher liquids fuel and replacement gas purchases, higher operating and maintenance expenses and the 1998 rate adjustments related to Midstream's regulated gathering activities.

     Segment profit increased $5.1 million, or 2 percent, due primarily to $40 million from higher per-unit natural gas liquids margins and $7 million from the increase in natural gas liquids volumes sold reflecting more favorable market conditions. The rapidly rising crude oil prices during 1999 and flat-to-declining natural gas prices caused natural gas liquids margins to increase significantly. For each penny improvement in natural gas liquids margins in 1999, segment profit increased approximately $8 million to $9 million. In addition, transportation, gathering and storage revenues increased $16 million, $12 million and $11 million, respectively. Largely offsetting were higher operating and maintenance expenses, $17 million higher general and administrative expenses, $20 million lower equity earnings, $8 million of costs associated with cancelled pipeline construction projects and the effect of a 1998 gain of $6 million on settlement of product imbalances.

     Midstream is in the process of reorganizing its operations including the consolidation in Tulsa of certain support functions currently located in Salt Lake City and Houston. In connection with this, Williams offered certain employees enhanced retirement benefits under an early retirement incentive program in the first quarter of 2000. In addition, severance, relocation and other exit costs will be incurred. Preliminary estimates indicate that this reorganization may result in total pre-tax charges to first-quarter 2000 operating results of approximately $15 million to $17 million. Midstream expects one-year cost savings to exceed these charges.

     PETROLEUM SERVICES' revenues increased $462 million, or 19 percent, due primarily to $347 million higher refinery revenues (including $99 million higher intra-segment sales to the travel centers/convenience stores which are eliminated), $166 million higher travel center/convenience store sales, $74 million higher revenues from growth in fleet management and mobile computer technology operations, $26 million in revenues from a petrochemical plant acquired in March 1999 and $23 million in revenues from terminalling operations acquired in January and August 1999. Partially offsetting these increases was a $90 million decrease in pipeline construction revenues following substantial completion of the project. This refined products pipeline, in which Williams has a 31.5 percent ownership interest, is awaiting final approval of an environmental assessment and is expected to come on line in 2000. The $347 million increase in refinery revenues reflects a $262 million increase from 21 percent higher average sales prices and an $81 million increase from 7 percent higher refined product volumes sold. The increase in refined product volumes sold follows refinery expansions and improvements in mid-1999 and late-1998 which increased capacity. The $166 million increase in travel center/convenience store sales reflects $79 million from a 16 percent increase in gasoline and diesel sales volumes, $52 million from an 8 cent per gallon increase in average gasoline and diesel sales prices and $35 million higher merchandise sales. Both the number of travel centers/convenience stores and average per-store sales in 1999 increased as compared to 1998.

     Costs and operating expenses increased $438.8 million, or 20 percent, due primarily to $340 million higher refining costs, $156 million higher travel center/convenience store cost of sales (including $99 million higher intra-segment purchases from the refineries which are eliminated), $71 million higher costs from growth in the fleet management and mobile computer technology operations, $27 million higher travel center/convenience store operating costs, $14 million of costs from the petrochemical plant acquired in March 1999 and $13 million higher terminalling costs related primarily to the terminalling operations acquired in 1999. Partially offsetting these increases were $87 million lower pipeline construction costs related to the project previously discussed. The $340 million increase in refining costs reflects $252 million from higher crude supply costs and other related per-unit cost of sales, $66 million associated with increased volumes sold and $22 million higher operating costs at the refineries. The higher refinery operating costs are a result of increased maintenance activity and refinery expansions completed in 1999 and 1998. The $156 million increase in travel center/convenience store cost of sales reflects $71 million from increased gasoline and diesel sales volumes, $56 million from increased average gasoline and diesel purchase prices and $29 million higher merchandise cost of sales reflecting increased volumes.

     Selling, general and administrative expenses increased $28 million due, in part, to increased media/ customer relations activities, business development and the additional terminals and travel centers in 1999.

     Segment profit increased $20.1 million, or 14 percent, due primarily to the effects of a $15.5 million accrual in 1998 for potential refunds to transportation customers following a court ruling requiring such refunds and the settlement in 1999 of this litigation for $6.5 million less than accrued. In addition, segment profit increased due to $15 million from increased refined product volumes sold, $12 million from activities at the petrochemical plant acquired in March 1999 and $10 million from increased terminalling activities following the 1999 acquisitions. Also contributing to increased segment profit were $10 million from higher average per-unit refinery margins, $7 million from higher gasoline and diesel sales volumes, $7 million higher gross profit from increased travel center/convenience store merchandise activity, $5 million of margins on product sales from transportation, $4 million of refinery-related storage fee revenue and the recovery of $4 million of environmental expenses previously incurred. Largely offsetting these increases were $27 million and $22 million of increased operating costs at the travel centers/convenience stores and the refineries, respectively, and $28 million higher selling, general and administrative expenses.

COMMUNICATIONS

     NETWORK'S revenues increased $210.3 million, or 108 percent, due primarily to $147 million of business growth from data and switched voice services, $45 million increased revenue from dark fiber leases accounted for as sales-type leases on the newly constructed digital fiber-optic network and $16 million higher consulting and outsourcing revenues.

     Costs and operating expenses increased $255.3 million, or 152 percent, due primarily to $99 million higher off-net capacity costs associated with providing customer services prior to completion of the new network, $49 million higher operations and maintenance expenses on the newly completed portions of the network, $29 million of construction costs associated with the dark fiber leases accounted for as sales-type leases, $28 million higher depreciation expense as portions of the new network were placed into service, $24 million higher local access connection costs, $17 million higher costs of consulting and outsourcing services and $5 million of higher leasing costs for equipment location space in data centers.

     Selling, general and administrative expenses increased $58.7 million, or 111 percent, due primarily to costs associated with adding resources and infrastructure required to increase and serve a growing customer base as more of the network is installed and lit, including $20 million of costs associated with the development of voice services in 1999.

     Segment loss increased $103.3 million, from a $26.3 million loss in 1998 to a $129.6 million loss in 1999, due primarily to the $58.7 million increase in selling, general and administrative expenses, losses experienced from providing customer services off-net prior to completion of the new network and $28 million higher depreciation expense, slightly offset by $16 million of profit from dark fiber leases accounted for as sales-type leases.

     As each phase of the ongoing construction of the planned 33,000 mile full-service wholesale communications network goes into service, revenues and costs are expected to increase. During 1999, 7,000 miles of new network were added increasing the network to about 26,000 miles at December 31, 1999. The remaining 7,000 miles are planned to come on line during 2000. As the network is completed, most of the current off-net traffic will move onto the network resulting in improved profitability. This business is expected to contribute an increasing percentage of consolidated revenues but is not expected to contribute significantly to segment profit until 2001. The February 8, 1999, announcement by Williams of a 20-year agreement with SBC Communications, under which Network will become the preferred provider of nationwide long-distance voice and data services for SBC Communications, will contribute to the expected network revenue increase in 2000. In addition, during late 1999 and early 2000 Communications announced agreements with several parties that will provide an aggregate $930 million of revenue over the next 25 years.

     SOLUTIONS' revenues increased $39.2 million, or 3 percent, due primarily to $25 million higher sales from new systems and upgrades and $9 million of professional services revenues following an October 1998 acquisition.

     Costs and operating expenses increased $26 million, or 3 percent, due primarily to an increase in cost of sales commensurate with the increase in revenues. Selling, general and administrative expenses increased $29 million, or 7 percent, due primarily to $26 million higher technological and infrastructure support costs largely associated with business integration issues, the implementation of new systems and processes and consulting services in support of sales efforts. Selling, general and administrative expenses also increased due to an $11 million higher depreciation and amortization, an $11 million increase in the provision for uncollectible trade receivables reflecting unresolved billing and collection issues and $3 million of expense associated with a Williams-wide incentive program. Partially offsetting these increases were the effect of a $6 million accrual in 1998 for modification of an employee benefit program associated with vesting of paid time off and $12 million of cost reductions in commissions, telephone and video conferencing, and office employee travel and entertainment expenses.

     Segment loss increased $10.5 million, or 19 percent, due primarily to $29 million of higher selling, general and administrative expenses, partially offset by a $10 million increase in margins on ongoing operations, the effect in 1998 of $6 million of charges related to information systems cancellations and $4 million realized on the sale of rights to future cash flows from equipment lease renewals. Although Solutions' results are expected to improve next year, it is still expected to experience a segment loss in 2000.

     STRATEGIC INVESTMENTS' revenues increased $26.6 million, or 13 percent, due primarily to $26 million higher revenue from an Australian telecommunications operation acquired in August 1998 and $26 million of revenues from a Mexican telecommunications company acquired in October 1998, partially offset by the $15 million effect of the July 1999 sale of the audio and video conferencing and closed-circuit video broadcasting businesses and $12 million higher equity losses from an investment in ATL-Algar Telecomm Leste S.A. (ATL), a Brazilian telecommunications business which became operational in January 1999.

     Costs and operating expenses increased $25.9 million, or 13 percent, due primarily to $42 million higher costs from the Australian and Mexican operations acquired in 1998, partially offset by the $16 million effect of the July 1999 sale of the audio and video conferencing and closed-circuit video broadcasting businesses. Increases in selling, general and administrative expenses of $27 million from the Australian and Mexican acquisitions were offset by the $14 million effect of the July 1999 sale of the audio and video conferencing and closed-circuit video broadcasting businesses and lower costs related to the video transmission business.

     Other expense -- net in 1999 includes a $28.4 million loss relating to the sales of certain audio and video conferencing and closed-circuit video broadcasting businesses (see Note 5) and $5.5 million of asset impairment charges relating to management's decision to abandon the wireless remote monitoring, meter reading equipment and related services business. Other expense -- net in 1998 includes a $23.2 million write-down related to the abandonment of a venture involved in the technology and transmission of business information for news and educational purposes (see Note 5).

     Segment loss increased $11.4 million, from a $112.6 million loss in 1998 to a $124 million loss in 1999, due primarily to the $33.9 million of losses and asset impairment charges in 1999 and $31 million higher losses from the start-up activities of the Australian and Brazilian communications operations, partially offset by the $23.2 million asset write-down in 1998 and a $16 million effect of businesses that were generating losses that have been sold or otherwise exited.

OTHER

     OTHER revenues increased $46.2 million, or 68 percent, due primarily to $21 million higher Venezuelan gas compression revenues, $26 million of rental income from Gas Pipeline for office space (eliminated in consolidation) and $6 million of revenues for operating a Venezuelan crude oil terminal, partially offset by $10 million higher equity investment losses. The $21 million higher gas compression revenues reflect the effect of a high pressure unit which became operational in September 1998, partially offset by the effect of operational problems experienced in early 1999. The $10 million higher equity investment losses resulted from increased interest expense experienced by another Brazilian communications company.

     Segment profit increased $5.9 million, from $2.5 million in 1998 to $8.4 million in 1999, due primarily to a $9 million improvement in Venezuelan gas compression operations and the effect of $5.6 million of international investment fund write-downs in 1998, partially offset by $10 million higher equity investment losses.

CONSOLIDATED

     GENERAL CORPORATE EXPENSES decreased $21.3 million, or 24 percent, due primarily to MAPCO merger-related costs of $29 million included in 1998 general corporate expenses. Interest accrued increased $152.9 million, or 30 percent, due primarily to the $142 million effect of higher borrowing levels including Communications' debt issuances and the July 1999 issuance of additional public debt by Williams. In addition, average interest rates were slightly higher than in 1998. These increases were slightly offset by a $26.2 million decrease in interest on rate refund liabilities including a $10.6 million favorable adjustment related to the reduction of certain rate refund liabilities in second-quarter 1999 (see Note 19). Interest capitalized increased $39.2 million, or 128 percent, due primarily to increased capital expenditures for the fiber-optic network and pipeline construction projects and reclassifications totaling $10 million related to Williams' equity investment in the Discovery pipeline project (offset in Midstream Gas & Liquids' segment profit), partially offset by lower capital expenditures for international investments. Investing income increased $42.9 million due primarily to higher interest income associated with the investment of proceeds from Communications' equity and debt offerings and $12 million of dividends in 1999 from international investment funds. Other income (expense) -- net is $15.8 million favorable as compared to 1998 due primarily to 1998 litigation loss accruals and other settlement adjustments totaling $11 million related to assets previously sold.

     The $54 million, or 50 percent, increase in the provision for income taxes on continuing operations is the result of higher pre-tax income and a higher effective income tax rate in 1999. The effective income tax rate in 1999 exceeds the federal statutory rate due primarily to the effects of state income taxes, losses of foreign entities not deductible for U.S. tax purposes and the impact of goodwill not deductible for tax purposes related to assets sold during 1999 (see Note 5). The effective income tax rate in 1998 exceeds the federal statutory rate due primarily to the effects of state income taxes and the effects of non-deductible costs, including goodwill amortization.

     The $65.2 million 1999 extraordinary gain results from the sale of Williams' retail propane business (see Note 7). The $4.8 million 1998 extraordinary loss results from the early extinguishment of debt (see Note 7).

     The $5.6 million 1999 change in accounting principle relates to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (see Note 1).

  1998 vs. 1997

     CONSOLIDATED OVERVIEW. Williams' revenues decreased $591 million, or 7 percent, due primarily to the $384 million impact in 1998 of reporting certain revenues net of costs within Energy Services (see Note 1) and lower petroleum products and natural gas liquids sales prices. Favorably affecting revenues were higher revenues from Communications' equipment sales and services activities and dark fiber lease revenues, higher power services revenues and increased petroleum products sales volumes.

     Segment costs and expenses decreased $290 million, or 4 percent, due primarily to the $384 million impact in 1998 of reporting certain costs net in revenues within Energy Services (see Note 1) and lower purchase prices for petroleum products. Partially offsetting these decreases were higher costs and expenses within Communications, costs associated with increased petroleum products sales volumes, higher power services costs and $143 million of higher charges in 1998 as compared to 1997. The 1998 charges include $74 million related to contractual and regulatory issues, $37 million of asset impairments, $51 million of MAPCO merger-related expenses, and a $31 million accrual for modification of an employee benefit program associated with vesting of paid time off. Included in 1997 are charges totaling $50 million for asset impairments.

     Operating income decreased $296 million, or 29 percent, due primarily to a $103 million decrease at Energy Services, a $135 million decrease at Communications and the $51 million of MAPCO merger-related expenses. Energy Services' decrease reflects a decline in natural gas trading revenues, losses from retail natural gas and electric activities, lower per-unit liquids margins and a $15.5 million accrual for potential refunds, partially offset by increased electric power services activities. Communications' decrease reflects higher selling, general and administrative expenses, including costs associated with infrastructure growth and improvement, and losses experienced from providing customer services off-net prior to completion of the new network. Income from continuing operations before income taxes, extraordinary gain (loss) and change in accounting principle decreased $429 million, or 63 percent, due primarily to the lower operating income, $44 million higher net interest expense resulting from continued expansion and new projects, the effect of a $45 million gain in 1997 on the sale of an interest in a subsidiary and the effect of a $66 million gain in 1997 on the sale of assets.

GAS PIPELINE

     GAS PIPELINE'S revenues increased $4.7 million due primarily to the $26 million impact of expansion projects placed into service in 1998 and late 1997, $10 million higher revenues related to new services and increased cost recovery, a 1998 adjustment of $11 million related to new rates placed into effect May 1, 1997, the 1998 reversal of a $7 million accrual for other regulatory issues initially recorded in 1997, the $10 million effect of unfavorable adjustments in 1997 to rate refund liabilities and demand charge reserves and $5 million of favorable adjustments to rate refund liabilities and demand charge reserves in 1998. These increases were substantially offset by $43 million lower reimbursable costs passed through to customers (offset in costs and operating expenses), the reversal in 1997 of a $12 million potential refund associated with the sale of working gas in a prior year, the $4 million effect of the favorable resolution of certain contractual issues in 1997 and a $3.5 million 1997 gain on the sale of system balancing gas.

     Costs and operating expenses decreased $46 million, or 6 percent, due primarily to $37 million lower reimbursable costs passed through to customers and $15 million lower operation and maintenance expenses, partially offset by the effect of a $5.4 million settlement received in 1997 related to a prior rate proceeding and a $4 million accrual related to the modification of an employee benefit program associated with the vesting of paid time off.

     Other expense -- net in 1998 includes a $58.4 million charge related to certain long-term gas supply contracts entered into in 1982. The charge represents an estimate, based on developments in 1998, of natural gas costs incurred in prior years that will not be recoverable from customers (see Note
19).

     Segment profit decreased $4.3 million, or 1 percent, due primarily to the $58.4 million accrual for costs related to certain long-term gas supply contracts, $6 million higher depreciation related to expansions placed in service and the effects of certain 1997 transactions including the reversal of a $12 million potential refund associated with the sale of working gas in a prior year, a $4 million favorable resolution of certain contractual issues, the receipt of a $5.4 million settlement and a $3.5 million gain from the sale of system balancing gas. These decreases were substantially offset by the $26 million revenue effect of expansion projects placed into service in 1998 and late 1997, $10 million higher revenues related to new services and increased cost recovery, $15 million lower operation and maintenance expenses, the $14 million combined favorable effect of 1998 and 1997 rate refund liability adjustments, an adjustment of $11 million related to the 1998 settlement of new rates placed into effect May 1, 1997 and the effect of a $5 million accrual for gas purchase contract settlement costs in 1997.

ENERGY SERVICES

     ENERGY MARKETING & TRADING'S revenues decreased $337.7 million, or 15 percent, due to a $13.2 million decrease in trading revenues and a $324.5 million decrease in non-trading revenues. The $13.2 million decrease in trading revenues is due primarily to $50 million lower revenues from natural gas origination, price-risk management and physical trading, largely offset by $32 million higher electric power trading margins associated with business growth in this area. The $50 million decrease in natural gas trading reflects lower margins, the unfavorable market movement against the natural gas portfolio and the adverse market and supply conditions which resulted from Hurricane George in September 1998, partially offset by the $24 million favorable effect of certain contract settlements and terminations.

     The $324.5 million decrease in non-trading revenues is due primarily to the $384 million effect in 1998 of reporting revenues on a net basis for certain natural gas liquids operations previously reported on a "gross" basis (see Note
1) and $95 million lower crude and refined products marketing revenues. In addition, retail propane revenues decreased $59 million due to the $35 million effect of lower volumes following unseasonably warm weather in 1998 as compared to 1997 and the $24 million effect of lower average propane sales prices. Partially offsetting these decreases were $211 million higher electric power services revenues associated with new power activity in southern California.

     Costs and operating expenses associated with non-trading activities decreased $407 million, or 19 percent, due primarily to the $384 million impact in 1998 of reporting revenues on a net basis for certain natural gas liquids trading operations previously reported on a "gross" basis (see Note 1) and $104 million lower crude and refined product purchases. In addition, retail propane cost of sales decreased $55 million due to the $21 million effect of lower volumes and the $34 million effect of lower average propane purchase costs. These decreases were partially offset by $156 million of costs related to new electric power activity in southern California.

     Segment profit decreased $14.4 million, or 27 percent, due primarily to the $50 million decline in revenues from natural gas trading activities discussed above, $43 million of additional losses from retail natural gas and electric activities and the effect of a $6 million recovery in 1997 of an account previously written off as a bad debt. The $43 million of losses from retail natural gas and electric activities includes $17 million of credit losses and $14 million of asset impairments (included in other expense -- net). The $14 million asset impairment is associated with the company's decision to change focus from selling to small commercial and residential customers to large end users (see Note 5). The retail natural gas and electric losses also reflect costs incurred to penetrate new markets. Offsetting these decreases were $60 million of higher electric power services profits, $17 million lower retail propane operating expenses and $7 million higher natural gas liquids trading profits.

     EXPLORATION & PRODUCTION'S revenues increased $9.2 million, or 7 percent, due primarily to the recognition of $22 million of additional deferred income resulting from a 1997 transaction that transferred certain nonoperating economic benefits to a third party and $8 million from a 14 percent increase in company-owned production, partially offset by the $25 million effect of lower average natural gas sales prices for company-owned production and for sale of volumes from the Royalty Trust and royalty interest owners.

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

     Other expense -- net in 1998 includes a loss of approximately $9 million related to the retirement of certain assets and $6 million of unfavorable litigation loss provisions, partially offset by a $6 million gain from the settlement of product imbalances.

     Segment profit decreased $56.6 million, or 20 percent, due primarily to $45 million of lower per-unit liquids margins, decreased pipeline transportation shipments, the $9 million loss related to retirement of certain assets and the effect of an $8 million business interruption insurance receipt in 1997, slightly offset by $7 million higher gathering revenues.

     PETROLEUM SERVICES' revenues increased $7.1 million due primarily to $213 million lower refinery revenues (including $28 million lower intra-segment sales to the travel centers/convenience stores which are eliminated) and $17 million lower product sales from transportation activities, significantly offset by $107 million higher pipeline construction revenue, $54 million higher travel center/convenience store sales, and $37 million higher revenues from fleet management and mobile computer technology operations initiated in mid-1997. The $213 million decline in refining revenues reflects $386 million from lower average sales prices, partially offset by $173 million from a 13 percent increase in refined product volumes sold. The $54 million increase in travel center/convenience store sales is due primarily to the May 1997 EZ-Serve acquisition, additional travel centers and increased per-store merchandise sales. Increases of $101 million in gasoline and diesel sales volumes and $47 million higher merchandise sales were partially offset by a $94 million impact of lower average retail gasoline and diesel sales prices.

     Costs and expenses increased $36 million, or 2 percent, due primarily to $102 million of pipeline construction costs, $46 million higher travel center/convenience store merchandise purchases and operating costs resulting from the EZ-Serve acquisition, additional travel centers and increased per-store sales, $41 million higher costs from fleet management and mobile computer technology operations, $24 million higher general and administrative expenses and a $15.5 million accrual for potential transportation rate refunds to customers (included in other expense -- net) (see Note 19). Substantially offsetting these increases were a $213 million decrease from refining operations and $15 million lower cost of product sales from transportation activities. The $24 million increase in general and administrative expenses is due, in part, to increased activities in human resources development, investor/media/customer relations and business development. The $213 million decrease from refining operations reflects a $366 million decrease due to lower average crude oil purchase prices, partially offset by a $146 million increase related to an increase in processed barrels sold and $7 million higher operating costs at the Memphis refinery. Travel center/convenience store gasoline and diesel cost of sales remained flat (including $28 million lower intra-segment purchases from the refineries which are eliminated) as a $91 million increase from higher sales volumes was offset by lower average purchase prices.

     Segment profit decreased $28.5 million, or 16 percent, due primarily to the $15.5 million accrual for potential refunds to transportation customers, $7 million higher operating costs due to increased production levels at the Memphis refinery, $24 million higher general and administrative expenses and a $4.4 million accrual for modification of an employee benefit program associated with vesting of paid time off, partially offset by $6 million higher refinery gross margins, $6 million higher product transportation revenues, $7 million increased profits from travel center/convenience store operations and $5 million from pipeline construction activities.

COMMUNICATIONS

     NETWORK'S revenues increased $151.9 million, from $43 million in 1997 to $194.9 million in 1998, due primarily to $64 million of revenue in 1998 from dark fiber leases accounted for as sales-type leases on the newly constructed digital fiber-optic network, $49 million of revenues from providing fiber services to new long-term customers and $27 million higher revenue following the transfer of fiber assets from Strategic Investments in October 1997.

     Costs and operating expenses increased $136 million from $32 million in 1997, due primarily to $38 million of construction costs associated with the dark fiber leases accounted for as sales-type leases, $55 million of leased capacity costs associated with providing customer services prior to completion of the new network, and $17 million higher operating expenses. Selling, general and administrative expenses increased $45 million due primarily to the expansion of the infrastructure to support the new national digital fiber-optic network, including $8 million of increased information systems costs and $8 million for a new national advertising campaign.

     Segment profit decreased $29.6 million, from a $3.3 million segment profit in 1997 to a $26.3 million segment loss in 1998, due primarily to the cost of expanding the infrastructure in support of the network construction and losses experienced from providing customer services prior to completion of the new network, partially offset by $26 million of profit from dark fiber leases accounted for as sales-type leases.

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

     Costs and operating expenses increased $116 million, or 13 percent, and selling, general and administrative expenses increased $138 million, or 53 percent, due primarily to the combination with Nortel. Included in the overall increase in selling, general and administrative expenses are $23 million of increased information systems costs associated with expansion and enhancement of the infrastructure and continued costs of maintaining multiple systems while common systems are being developed, $36 million higher selling costs including the effects of large increases in sales and support staff and higher sales commissions in anticipation of a higher revenue base than actually achieved, $12 million increased provision for uncollectible trade receivables, and a $6 million accrual for modification of an employee benefit program associated with vesting of paid time off.

     Segment profit decreased $101.4 million, from a $47.3 million segment profit in 1997 to a $54.1 million segment loss in 1998, due primarily to the increase in selling, general and administrative costs as described above, $6 million related to information systems cancellations and $7 million of obsolete equipment write-downs, severance and contract loss accruals.

     STRATEGIC INVESTMENTS' revenues decreased $12.7 million, or 6 percent, due primarily to the $14 million effect of the decision to exit the learning content business in November 1997 and equity losses of $15 million from investing activities in ATL, a Brazilian telecommunications business. This business is constructing a cellular phone network scheduled to be in operation during 1999. Partially offsetting these decreases were $11 million of revenues contributed by an Australian telecommunications company acquired in August 1998 and a $9 million increase in audio and video conferencing and business television revenues.

     Costs and operating expenses increased $19 million, or 11 percent, due primarily to $11 million of costs and operating expenses related to the Australian acquisition, $8 million higher costs of providing network services following the transfer of fiber assets to Network in October 1997 and the $7 million effect of increased audio and video conferencing and business television activities, partially offset by $8 million lower costs as a result of the decision to exit the learning content business in November 1997. A $6 million, or 7 percent, decrease in selling, general and administrative expenses was also due to the decision to exit the learning content business.

     Other expense -- net in 1998 includes a $23.2 million write-down related to the abandonment of a venture involved in the technology and transmission of business information for news and educational purposes (see Note 5). Other expense -- net in 1997 includes charges totaling $29 million related primarily to the decision and formulation of a plan to sell the learning content business (see Note 5). During 1998, a substantial portion of the learning content business was sold at its approximate carrying value.

     Segment loss increased $3.9 million, from a $108.7 million segment loss in 1997 to a $112.6 million segment loss in 1998, due primarily to the $23.2 million write-down in 1998 and $15 million of equity losses in 1998 from the Brazilian communications business, substantially offset by the effect of $29 million of charges in 1997.

OTHER

     OTHER segment profit decreased $8.9 million, or 78 percent, due primarily to $5 million higher general and administrative expenses as compared to 1997 and $5.6 million of write-downs of international cost investments to market.

CONSOLIDATED

     GENERAL CORPORATE EXPENSES decreased $5.9 million, or 6 percent, due primarily to expense savings realized following the MAPCO merger, largely offset by MAPCO merger-related costs of $29 million in 1998 compared to $10 million in 1997. Interest accrued increased $51.6 million, or 11 percent, due primarily to higher borrowing levels including the commercial paper program and the issuance of additional public debt, partially offset by the $52 million effect of lower average interest rates. The lower average interest rate reflects the fourth-quarter 1997 debt restructuring and lower rates on new 1998 borrowings as compared to previously outstanding borrowings. Interest capitalized increased $7.3 million, or 31 percent, due primarily to increased capital expenditures for the fiber-optic network, the Venezuelan gas injection plant and international investment activities. Investing income increased $13.2 million to $25.8 million due primarily to higher interest income from advances to affiliates and long-term notes receivable. For information concerning the $44.5 million gain on sale of interest in subsidiary in 1997, see Note 2. The $66 million gain on sales of assets in 1997 results from the sale of Williams' interest in the liquids and condensate reserves in the West Panhandle field of Texas (see Note
5). Minority interest in (income) loss of consolidated subsidiaries in 1998 is $27.8 million favorable as compared to 1997 due primarily to losses experienced by Williams Communications Solutions, LLC which has a 30 percent interest held by minority shareholders. Other income (expense) -- net is $19.6 million unfavorable as compared to 1997 due primarily to 1998 litigation accruals and other settlement adjustments totaling $11 million related to assets previously sold, and the impact of a 1997 gain of $4 million on the termination of interest-rate swap agreements.

     The $133.5 million, or 55 percent, decrease in the provision for income taxes on continuing operations is primarily a result of lower pre-tax income, partially offset by a higher effective income tax rate in 1998. The effective income tax rate in 1998 exceeds the federal statutory rate due primarily to the effects of state income taxes and the effects of non-deductible costs, including goodwill amortization. The effective tax rate in 1997 exceeds the federal statutory rate due primarily to the effects of state income taxes, substantially offset by the effect of the non-taxable gain recognized in 1997 (see Note 2) and income tax credits from coal-seam gas production.

     The 1998 and 1997 losses on discontinued operations are attributable to loss provisions for contractual obligations related to the sale of the net assets of the MAPCO coal business in 1996 (see Note 3).

     The 1998 and 1997 extraordinary losses result from the early extinguishment of debt (see Note 7).

FINANCIAL CONDITION AND LIQUIDITY

  Liquidity

     Williams considers its liquidity to come from both internal and external sources. Certain of those sources are available for all areas within Williams while others can only be utilized by Communications. Williams' unrestricted sources of liquidity, which can be utilized without limitation under existing loan covenants, consist primarily of the following:

     - Available cash-equivalent investments of $494 million at December 31, 1999 as compared to $377 million at December 31, 1998.

     - $475 million available under Williams' $1 billion bank-credit facility at December 31, 1999 as compared to $306 million at December 31, 1998.

     - $154 million available under Williams' $1.4 billion commercial paper program at December 31, 1999 as compared to $55 million at December 31, 1998. The commercial paper program was increased from

       $1 billion to $1.4 billion in January 1999 and is backed by a short-term bank-credit facility, which was also increased to $1.4 billion in January 1999.

     - Cash generated from operations.

     - Short-term uncommitted bank lines can also be used in managing liquidity.

     Williams' sources of liquidity restricted to use by Communications consist primarily of the following:

     - Available cash-equivalent investments and short-term investments totaling $1.9 billion.

     - Communications' $1.05 billion bank-credit facility under which no borrowings are outstanding at December 31, 1999.

     In addition, there are outstanding registration statements filed with the Securities and Exchange Commission for Williams and Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly owned subsidiary of Williams). At March 1, 2000, approximately $755 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt or equity securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. Williams believes any additional financing arrangements, if required, can be obtained on reasonable terms.

     Terms of certain borrowing agreements limit transfer of funds to Williams from its subsidiaries, including Communications as described above. The restrictions have not impeded, nor are they expected to impede, Williams' ability to meet its cash requirements in the future.

     During 2000, Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash generated from operations, (2) the use of the available portion of Williams' $1 billion bank-credit facility, (3) commercial paper, (4) short-term uncommitted bank lines, (5) private borrowings and/or (6) debt or equity public offerings. In addition, Communications' capital and investment expenditures, debt payments and working-capital requirements are also expected to be funded with the remaining proceeds from its 1999 initial equity and high-yield debt offerings and its $1.05 billion bank-credit facility.

  Operating Activities

     Cash provided by continuing operating activities was: 1999 -- $1.5 billion; 1998 -- $678 million; 1997 -- $988 million. The increases in receivables and accounts payable of $784 million and $892 million, respectively, reflect increased electric power trading and other activity at Energy Marketing & Trading. The $134 million increase in inventories includes increases in the refined product and crude oil inventories at Energy Marketing & Trading including the effect of the petrochemical plant acquisition. The $288 million increase in accrued liabilities is due primarily to higher network construction cost accruals of $264 million and higher accrued payroll, accrued interest, income taxes payable and Communications' deferred revenue, substantially offset by the payment in first-quarter 1999 of $100 million in connection with the assignment of Williams' obligations under a gas purchase contract to an unaffiliated third party (see Note 19), the payments in 1999 of $156 million for rate refunds to natural gas customers and the second-quarter 1999 reductions to rate refund liabilities (see Note 19). In addition, during 1999 Williams received net federal income tax refunds totaling $387 million (see Note 6).

  Financing Activities

     Net cash provided by financing activities was: 1999 -- $4.4 billion;
1998 -- $1.8 billion; and 1997 -- $424 million. Long-term debt proceeds, net of principal payments, were $2.7 billion, $1.8 billion and $18 million during 1999, 1998 and 1997, respectively. Notes payable proceeds, net of notes payable payments, were $210 million and $622 million during 1999 and 1997, respectively. Notes payable payments, net of notes payable proceeds, were $139 million during 1998. The increase in net new borrowings during 1999, 1998 and 1997 reflects borrowings to fund capital expenditures, investments and acquisition of businesses.

     In October 1999, Williams Communications Group, Inc. (WCG) completed an initial public equity offering, private equity offerings and public debt offerings which yielded total net proceeds of approximately $3.5 billion. The initial public equity offering yielded net proceeds of approximately $738 million (see Note 15). Additional shares of common stock were privately sold in concurrent investments by SBC Communications Inc., Intel Corporation, and Telefonos de Mexico for proceeds of $738.5 million. These transactions resulted in a reduction of Williams' ownership interest in WCG from 100 percent to 85.3 percent. Concurrent with these equity transactions, WCG issued high-yield public debt of approximately $2 billion. Proceeds from these equity and debt transactions were used to repay Communications' 1999 borrowings under an interim short-term bank-credit facility and the $1.05 billion bank-credit agreement, and will also be used to fund future Communications' operating losses, continued construction of Communications' national fiber-optic network (scheduled for completion by the end of 2000) and other expansion opportunities.

     The proceeds from issuance of Williams common stock in 1999, 1998 and 1997 are primarily from exercise of stock options under the stock plans.

     During 1999, Williams received proceeds of $175 million from the sale of Williams obligated mandatorily redeemable preferred securities. During 1998, Williams received proceeds totaling $335 million from the sale of limited partnership and limited-liability company member minority interests to outside investors (see Note 14).

     During the first quarter of 1998, Williams completed the restructuring of a portion of its debt portfolio that was initiated in September 1997. As of December 31, 1997, Williams had paid approximately $1.4 billion to redeem approximately $1.3 billion of debt with stated interest rates in excess of 8.8 percent, resulting in an extraordinary loss of $79.1 million. During first-quarter 1998, Williams paid an additional $54.4 million to redeem higher interest rate debt for a $4.8 million extraordinary loss. The restructuring was completed with the fourth-quarter 1997 and first-quarter 1998 issuance of approximately $1.5 billion of debentures and notes with interest rates ranging from 5.91 percent to 6.625 percent and maturities from 2000 to 2008.

     Long-term debt at December 31, 1999 was $9.2 billion, compared with $6.4 billion at December 31, 1998 and $5.4 billion at December 31, 1997. At December 31, 1999 and 1997, $404 million and $696 million, respectively, of current debt obligations were classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. The 1999 increase in long-term debt is due primarily to $2 billion in public debt issued by Communications in October 1999 and the issuance of $700 million of public debt by Williams in July 1999. The long-term debt to debt-plus-equity ratio was 62.3 percent at December 31, 1999, compared to 59.9 percent and 55.8 percent at December 31, 1998 and 1997, respectively. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 65.9 percent,
64.7 percent and 59.1, respectively.

  Investing Activities

     Net cash used by investing activities was: 1999 -- $5.3 billion;
1998 -- $2.1 billion; and 1997 -- $1.5 billion. Capital expenditures of Communications, primarily for the construction of the fiber-optic network, were $1.7 billion in 1999, $304 million in 1998 and $276 million in 1997. Capital expenditures of Energy Services, primarily to expand and modernize gathering and processing facilities and refineries, were $1.2 billion in 1999, $707 million in 1998 and $469 million in 1997. Capital expenditures of Gas Pipeline, primarily to expand and modernize systems, were $360 million in 1999, $472 million in 1998 and $419 million in 1997. Budgeted capital expenditures and investments for all business units for 2000 are estimated to be approximately $4 billion, including the fiber-optic network construction ($2 billion), expansion and modernization of pipeline systems, gathering and processing facilities, and refineries, international investment activities and building construction.

     During first-quarter 1999, Williams purchased a company with a petrochemical plant and natural gas liquids transportation, storage and other facilities for $163 million in cash. Also during 1999, Williams made various cash investments and advances totaling $696 million including $265 million to increase its investment in ATL (a Brazilian telecommunications business), a $75 million equity investment in and a $75 million loan to AB Mazeikiu Nafta, Lithuania's national oil company, $78 million in various natural gas and petroleum products pipeline joint ventures, and other joint ventures and investments. In addition, Williams made $139 million of investments in the Alliance natural gas pipeline and processing plant during 1999 of which $93.5 million was financed with a note payable. In December 1999, Williams sold its retail propane business to Ferrellgas Partners L.P. (Ferrellgas) for $268.7 million in cash and $175 million in senior common units of Ferrellgas. Subsequent to December 31, 1999, Williams sold a portion of its investment in ATL for aggregate proceeds of $148 million.

     During 1998, Williams made a $100 million advance to and a $150 million investment in another telecommunications business in Brazil. In addition, during 1998 Williams made an $85 million investment in a Texas refined petroleum products pipeline joint venture.

     On April 30, 1997, Williams and Northern Telecom (Nortel) combined their customer-premise equipment sales and services operations into a limited liability company, Williams Communications Solutions, LLC. In addition, Williams paid $68 million to Nortel. See Note 2 for additional information. During 1997, Williams also purchased a 20 percent interest in a foreign telecommunications business for $65 million in cash, made a $59 million cash investment in the 50 percent owned Discovery pipeline project and received proceeds of $66 million from the sale of interests in the West Panhandle field.

  Other Commitments

     Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion and certain other services for purposes of generating electricity. At December 31, 1999, annual estimated committed payments under these contracts range from $20 million to $383 million, resulting in total committed payments over the next 23 years of approximately $7 billion.

     Williams has also entered into an agreement giving Williams a 25 year right to use a portion of a third party's wireless local capacity. Williams will pay a total of $400 million over four years for this right. As of December 31, 1999, Williams has paid approximately $172 million.

  New Accounting Standards

     See Note 1 for a discussion of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66," and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

  Effects of Inflation

     Williams' cost increases in recent years have benefited from relatively low inflation rates during that time. Approximately 44 percent of Williams' property, plant and equipment is at Gas Pipeline, approximately 40 percent is at Energy Services and approximately 13 percent is at Communications. Approximately 84 percent of Gas Pipeline's property, plant and equipment has been acquired or constructed since 1995, a period of relatively low inflation. Gas Pipeline is subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, Williams believes it will be allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost-based regulation along with competition and other market factors may limit the ability to recover such increased costs. Within Energy Services, operating costs are influenced to a greater extent by specific price changes in oil and gas and related commodities than by changes in general inflation. Crude, refined product, natural gas and natural gas liquids prices are particularly sensitive to OPEC production levels and/or the market perceptions concerning the supply and demand balance in the near future. See Market Risk Disclosures on page 36 for additional information concerning the impact of specific price changes. Substantially all of the Communications' property, plant and equipment is for the recent fiber-optic network construction. The activities of Communications have historically not been significantly affected by the effects of inflation.

  Environmental

     Williams is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites, some of which are not currently owned by Williams (see
Note 19), are being monitored by Williams, other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined products pipeline activities. Williams has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $93 million, all of which is accrued at December 31, 1999. Williams expects to seek recovery of approximately $37 million of the accrued costs through future natural gas transmission rates and approximately $19 million of accrued costs from states in accordance with laws permitting reimbursement of certain expenses associated with underground storage tank containment problems and repairs. Williams will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     Williams is subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 which require the EPA to issue new regulations. In September 1998, the EPA promulgated new rules designed to mitigate the migration of ground-level ozone in certain states. Williams estimates that capital expenditures necessary to install emission control devices over the next five years to comply with these new rules will be between $248 million and $293 million. The actual costs incurred will depend on the final implementation plans developed by each state to comply with these regulations. In December 1999, new standards promulgated by the EPA for tailpipe emissions and the content of sulfur in gasoline were announced. Williams estimates that capital expenditures necessary to bring its two refineries into compliance over the next six years will be approximately $122 million. The actual costs incurred will depend on the final implementation plans.

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

     Williams Field Services (WFS), an Energy Services subsidiary, received a Notice of Violation (NOV) from EPA in February 2000. WFS received a contemporaneous letter from DOJ indicating that DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. WFS intends to defend this matter, but cannot reasonably estimate the amount of potential liability, if any, at this time. EPA, DOJ, and WFS have scheduled settlement negotiation meetings beginning in March 2000.

  Year 2000 Compliance

     Williams encountered only minor problems associated with the date change from 1999 to 2000, and experienced no business disruptions. The total cost of its enterprise-wide project to prepare for the year 2000 date change was $47 million. Williams believes that limited and insignificant continued exposure to year 2000 complications remains.

     Williams initiated its enterprise-wide project in 1997 to address the year 2000 compliance issue for both traditional information technology areas and non-traditional areas, including embedded technology that is prevalent throughout the company. This project focused on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems, and facility items. The phases of the project were awareness, inventory and assessment, renovation and replacement, testing and validation and contingency planning. During the inventory and assessment phase, all systems with possible year 2000 implications were inventoried and classified into five categories: 1) highest, business critical, 2) high, compliance necessary within a short period of time following January 1, 2000, 3) medium, compliance necessary within 30 days from January 1, 2000, 4) low, compliance desirable but not required, and 5) unnecessary. Categories 1 through 3 were designated as critical and were the major focus of this project. In 1998, Williams initiated a formal communications process with other companies with which it conducts business to determine the extent to which those companies were addressing year 2000 compliance. Williams has also worked directly with key business partners to reduce the risk of a break in service or supply and with non-compliant companies to mitigate any material adverse effect on Williams. Significant focus on the contingency plan phase of the project took place in 1999. Contingency plans were developed for critical business processes, critical business partners, suppliers and system replacements that experience significant delays.

     Renovation/replacement and testing/validation of critical systems was completed by December 31, 1999. Over the December 31, 1999 to January 4, 2000 weekend, an extensive system monitoring plan was in place with regular reporting of results.

     Williams utilized both internal resources (consisting of a core group of 238 people) and external contractors (at a cost of approximately $11.5 million) to complete the year 2000 compliance project. Costs incurred for new software and hardware purchases were capitalized and other costs were expensed as incurred. The $47 million total cost of the enterprise-wide project, including any accelerated system replacements, was or is expected to be spent as follows:

     - Prior to 1998 and during the first quarter of 1998, Williams was conducting the project awareness and inventory/assessment phases of the project and incurred costs totaling $3 million.

     - During the second quarter of 1998, $2 million was spent on the renovation/replacement and testing/ validation phases and completion of the inventory/assessment phase.

     - The third and fourth quarters of 1998 focused on the renovation/replacement and testing/validation phases, and $10 million was incurred.

     - During the first quarter of 1999, renovation/replacement and testing/validation continued, contingency planning began, and $9 million was incurred.

     - During the second quarter of 1999, the primary focus shifted to testing/validation and contingency planning, and $10 million was spent.

     - The primary focus during third-quarter 1999 was contingency planning and final testing, and $8 million was incurred.

     - The fourth quarter of 1999 focused mainly on contingency planning and final testing, and $4 million was spent.

     - Approximately $1 million is estimated to be spent during the first two quarters of 2000 for monitoring and minor problem resolution.

     Of the $46 million incurred to date, approximately $41 million has been expensed and approximately $5 million has been capitalized. The $1 million of future costs for monitoring and problem resolution will be expensed. This estimate does not include Williams' potential share of year 2000 costs that were incurred by partnerships and joint ventures in which the company participates but is not the operator. The costs of previously planned system replacements are not considered to be year 2000 costs and are, therefore, excluded from the amounts discussed above.

     The preceding discussion contains forward-looking statements including, without limitation, statements relating to the company's expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, management's assumptions about the final impact on the company and the total costs to the company of the year 2000 compliance issue are based upon the assumption that there will not be a significant future impact resulting from, for example, problems caused by customers or suppliers that have not yet been fully recognized, or problems with billing, payroll, or financial closing at the quarters or year end. However, there can be no guarantee that these assumptions are correct.

ITEM 7A. MARKET RISK DISCLOSURES

INTEREST RATE RISK

     Williams' interest rate risk exposure is related primarily to its short-term investments, investment in Ferrellgas Partners L.P. senior common units, debt portfolio and Williams obligated mandatorily redeemable preferred securities of Trust.

     Short-term investments consist primarily of money market instruments, short-term debt securities, such as commercial paper, asset-backed and corporate bonds, and a mutual fund investing in short-term debt securities, which are managed by financial institutions. Williams' investing income is subject to interest rate risk resulting from potential future fluctuations in interest rates on comparable investment securities. To mitigate the impact of fluctuations in interest rates, Williams instructs the managing financial institutions to invest only in highly liquid instruments with short-term maturity dates. These investments were purchased with a portion of the proceeds from Communications' initial equity and high-yield debt offerings in October 1999.

     Williams' interest rate risk exposure resulting from its debt portfolio is influenced by short-term rates, primarily LIBOR-based borrowings from commercial banks and the issuance of commercial paper, and long-term U.S. Treasury rates. To mitigate the impact of fluctuations in interest rates, Williams targets to maintain a significant portion of its debt portfolio in fixed rate debt. Williams also utilizes interest-rate swaps to change the ratio of its fixed and variable rate debt portfolio based on management's assessment of future interest rates, volatility of the yield curve and Williams' ability to access the capital markets in a timely manner. Williams periodically enters into interest-rate forward contracts to establish an effective borrowing rate for anticipated long-term debt issuances. The maturity of Williams' long-term debt portfolio is partially influenced by the life of its operating assets.

     At December 31, 1999 and 1998, the amount of Williams' fixed and variable rate debt was at targeted levels. Williams has traditionally maintained an investment grade credit rating as one aspect of managing its interest rate risk. In order to fund its 2000 capital expenditure plan, Williams will need to access various sources of liquidity, which will likely include traditional borrowing and leasing markets. In addition, Communications will utilize the remaining proceeds from its initial equity and high-yield debt offerings and traditional bank borrowings to fund its 2000 capital expenditure plan.

     The following tables provide information as of December 31, 1999 and 1998, about Williams' interest rate risk sensitive instruments. For short-term investments, investment in Ferrellgas Partners L.P. senior common units, notes payable, long-term debt and Williams obligated mandatorily redeemable preferred securities of Trust, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. For interest-rate swaps and interest-rate forward contracts, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest-rate swaps and the settlement amounts under the interest-rate forward contracts.

                                                                                                  FAIR VALUE
                                                                                                 DECEMBER 31,
                                   2000     2001     2002    2003   2004   THEREAFTER   TOTAL        1999
                                  ------   ------   ------   ----   ----   ----------   ------   ------------
                                                             (DOLLARS IN MILLIONS)
Assets:
  Short-term investments........  $1,435   $   --   $   --   $ --   $ --     $   --     $1,435      $1,435
  Fixed rate....................     5.8%
  Investment-Ferrellgas Partners
    L.P. senior common units....  $   --   $   --   $  176   $ --   $ --     $   --     $  176      $  176
  Fixed rate....................    10.0%    10.0%    10.0%
Liabilities:
  Notes payable.................  $1,379   $   --   $   --   $ --   $ --     $   --     $1,379      $1,379
  Interest rate.................     6.4%
  Long-term debt, including
    current portion:
    Fixed rate..................  $  194   $1,401   $1,003   $280   $350     $5,223     $8,451      $8,369
    Interest rate...............     7.9%     8.1%     8.3%   8.5%   8.6%       8.3%
    Variable rate...............  $    2   $  101   $  677   $ --   $200     $   --     $  980      $  980
    Interest rate(1)
Williams obligated mandatorily
  redeemable preferred
  securities of
  Trust.........................  $   --   $   --   $  176   $ --   $ --     $   --     $  176      $  176
  Fixed rate....................     7.9%     7.9%     7.9%
Interest-rate swaps:
  Pay variable/receive fixed....  $   47   $  461   $  240   $ --   $200     $  750     $1,698      $  (27)
  Pay rate(2)
  Receive rate..................     6.7%     6.7%     7.2%   7.2%   7.2%       7.5%
  Pay fixed/receive
    variable(3).................  $   47   $   53   $   59   $ 65   $ 72     $  212     $  508      $  (21)
  Pay rate......................     7.8%     7.8%     8.0%   8.0%   8.0%       8.0%
  Receive rate(4)

                                                                                                  FAIR VALUE
                                                                                                 DECEMBER 31,
                                     1999    2000    2001    2002   2003   THEREAFTER   TOTAL        1998
                                    ------   ----   ------   ----   ----   ----------   ------   ------------
Liabilities:
  Notes payable...................  $1,053   $ --   $   --   $ --   $ --     $   --     $1,053      $1,053
  Interest rate...................     5.9%
  Long-term debt, including
    current portion:
    Fixed rate....................  $  258   $461   $1,080   $994   $268     $2,615     $5,676      $5,815
    Interest rate.................     6.9%   6.9%     6.9%   7.0%   7.1%       7.5%
    Variable rate.................  $  132   $102   $    2   $845   $ --     $   --     $1,081      $1,081
    Interest rate(1)
Interest-rate swaps:
  Pay variable/receive fixed......  $   42   $ 47   $  461   $240   $ --     $  450     $1,240      $   21
  Pay rate(2)
  Receive rate....................     6.3%   6.3%     6.3%   6.8%   6.8%       6.4%
  Pay fixed/receive variable(3)...  $  172   $ 47   $   53   $ 59   $ 65     $  284     $  680      $  (67)
  Pay rate........................     7.8%   7.8%     7.8%   8.0%   8.0%       8.0%
  Receive rate(4)
Interest-rate forward contracts
  purchased related to anticipated
  long-term debt issuances(5).....  $   50   $ --   $   --   $ --   $ --     $   --     $   50      $   --

---------------

(1) LIBOR plus .60 percent through 2002, LIBOR plus .35 percent thereafter for 1999 and LIBOR plus .30 percent for 1998.

(2) LIBOR, except $250 million notional amount maturing after 2003 is at LIBOR less 1.04 percent and $240 million notional amount maturing in 2002 is at LIBOR plus .26 percent.

(3) Counterparties have an option to cancel all outstanding swaps in 2001.

(4) LIBOR.

(5) Average lock in rate of 4.8 percent referenced to underlying Treasury securities having a weighted-average maturity of 10 years.

COMMODITY PRICE RISK

     Energy Marketing & Trading has trading operations that incur commodity price risk as a consequence of providing price-risk management services to third-party customers. The trading operations have commodity price risk exposure associated with the crude oil, natural gas, refined products, natural gas liquids and electricity energy markets in the United States and the natural gas markets in Canada. The trading operations enter into energy contracts which include forward contracts, futures contracts, option contracts, swap agreements, commodity inventories and short- and long-term purchase and sale commitments which involve the physical delivery of an energy commodity. These energy contracts are valued at fair value and unrealized gains and losses from changes in fair value are recognized in income. The trading operations are subject to risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, the liquidity of the market in which the contract is transacted, changes in interest rates and credit risk. Energy Marketing & Trading continues to manage market risk on a portfolio basis subject to the parameters established in its trading policy. A risk control group, independent of the trading operations, monitors compliance with the established trading policy and measures the risk associated with the trading portfolio.

     Energy Marketing & Trading measures the market risk in its trading portfolio on a daily basis utilizing a value at risk methodology to estimate the potential one day loss from adverse changes in the fair value of its trading operations. At December 31, 1999 and 1998, the value at risk for the trading operations was $9 million and $8 million, respectively. The change in the value at risk between 1999 and 1998 reflects that the market risk of the trading portfolio has changed because of changes in the commodity product composition of the portfolio, increases in the size of the portfolio and changes in market prices. As supplemental quantitative information to further understand the general risk levels of the trading portfolio, the average of the actual monthly changes in the fair value of the trading portfolio for 1999 was an increase of $4 million. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the trading portfolio. Energy Marketing & Trading's value at risk model includes all financial instruments and physical positions and commitments in its trading portfolio and assumes that as a result of changes in commodity prices, there is a 97.5 percent probability that the one day loss in the fair value of the trading portfolio will not exceed the value at risk. The value at risk model uses historical simulation to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value at risk does not consider that changing our trading portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value at risk model.

FOREIGN CURRENCY RISK

     Williams has international investments that could affect the financial results if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries.

     International investments accounted for under the cost method totaled $501 million and $247 million at December 31, 1999 and 1998, respectively. The fair value of these investments is deemed to approximate their carrying amount as the investments are primarily in non-publicly traded companies for which it is not practicable to estimate the fair value of these investments. Williams continues to believe that it can realize the carrying value of these investments considering the status of the operations of the companies underlying these investments. International cost investments include preferred stock interests in certain Brazilian ventures totaling $370 million and $152 million at December 31, 1999 and 1998, respectively. During 1999, the Brazilian economy experienced significant volatility resulting in a 33 percent reduction in the value of the Brazilian real against the U.S. dollar during the period December 31, 1998 to December 31, 1999. An additional 20 percent change in the value of the Brazilian real against the U.S. dollar could result in an approximate $74 million change in the fair value of these investments. This analysis assumes a direct correlation between the fluctuation of the Brazilian real and the value of the investments at December 31, 1999. The ultimate duration and severity of the conditions in Brazil remain uncertain, as does the long-term impact on interests in the ventures. Of the remaining international investments accounted for under the cost method at December 31, 1999 and 1998, approximately 56 percent and 73 percent, respectively, of these international investments were in Asian countries and approximately 44 percent and 27 percent, respectively, were in South American countries. If a 20 percent change occurred in the value of the underlying currencies of these investments against the U.S. dollar, the fair value of these investments at December 31, 1999 could change by approximately $26 million assuming a direct correlation between the currency fluctuation and the value of the investments.

     The net assets of foreign operations which are consolidated are located primarily in Australia and Canada and approximate 2 percent and 1 percent of Williams total net assets at December 31, 1999 and 1998, respectively. These foreign operations, whose functional currency is the local currency, do not have significant transactions or financial instruments denominated in other currencies. However, these investments do have the potential to impact Williams' financial position, due to fluctuations in these local currencies arising from the process of re-measuring the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar could have changed stockholders' equity by approximately $23 million at December 31, 1999.

     Williams historically has not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, Williams evaluates currency fluctuations and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-24
Consolidated Statement of Income............................  F-25
Consolidated Balance Sheet..................................  F-26
Consolidated Statement of Stockholders' Equity..............  F-27
Consolidated Statement of Cash Flows........................  F-28
Notes to Consolidated Financial Statements..................  F-29
Quarterly Financial Data (Unaudited)........................  F-63

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of The Williams Companies, Inc.

     We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements and schedules of MAPCO Inc., a wholly owned subsidiary (see Note 2), which statements reflect net income constituting approximately 26% of the related consolidated financial statement total for the year ended December 31, 1997. Those statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MAPCO Inc. for the year ended December 31, 1997, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for its crude oil and refined products inventories from the last-in, first-out cost method of inventory valuation to the average cost method. In addition, as also discussed in Note 1, effective January 1, 1999, the Company changed its method of accounting for start-up costs and, effective July 1, 1999, changed its method of accounting for lease transactions relating to its fiber optic network.

                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 17, 2000

                          THE WILLIAMS COMPANIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1999           1998*         1997*
                                                              ---------      ---------      --------
                                                               (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues:
  Gas Pipeline..............................................  $ 1,831.6      $ 1,684.8      $1,680.1
  Energy Services**.........................................    6,362.6        5,351.4       5,831.5
  Communications............................................    2,040.7        1,764.6       1,465.1
  Other.....................................................      114.6           68.4          53.4
  Intercompany eliminations.................................   (1,756.4)      (1,210.9)       (780.6)
                                                              ---------      ---------      --------
        Total revenues......................................    8,593.1        7,658.3       8,249.5
                                                              ---------      ---------      --------
Segment costs and expenses:
  Costs and operating expenses**............................    6,358.0        5,540.8       6,254.6
  Selling, general and administrative expenses..............    1,304.7        1,115.7         848.9
  Other expense -- net......................................       13.9          195.8          38.6
                                                              ---------      ---------      --------
        Total segment costs and expenses....................    7,676.6        6,852.3       7,142.1
                                                              ---------      ---------      --------
General corporate expenses..................................       67.9           89.2          95.1
                                                              ---------      ---------      --------
Operating income (loss):
  Gas Pipeline..............................................      697.3          610.4         614.7
  Energy Services...........................................      529.0          386.1         539.4
  Communications............................................     (318.2)        (193.0)        (58.1)
  Other.....................................................        8.4            2.5          11.4
  General corporate expenses................................      (67.9)         (89.2)        (95.1)
                                                              ---------      ---------      --------
        Total operating income..............................      848.6          716.8       1,012.3
                                                              ---------      ---------      --------
Interest accrued............................................     (668.0)        (515.1)       (463.5)
Interest capitalized........................................       69.8           30.6          23.3
Investing income............................................       68.7           25.8          12.6
Gain on sale of interest in subsidiary......................         --             --          44.5
Gain on sales of assets.....................................         --             --          66.0
Minority interest in (income) loss and preferred returns of
  consolidated subsidiaries.................................        7.2            9.6         (18.2)
Other income (expense) -- net...............................       (3.3)         (19.1)           .5
                                                              ---------      ---------      --------
Income from continuing operations before income taxes,
  extraordinary gain (loss) and cumulative effect of change
  in accounting principle...................................      323.0          248.6         677.5
Provision for income taxes..................................      161.2          107.2         240.7
                                                              ---------      ---------      --------
Income from continuing operations...........................      161.8          141.4         436.8
Loss from discontinued operations...........................         --          (14.3)         (6.3)
                                                              ---------      ---------      --------
Income before extraordinary gain (loss) and cumulative
  effect of change in accounting principle..................      161.8          127.1         430.5
Extraordinary gain (loss)...................................       65.2           (4.8)        (79.1)
Cumulative effect of change in accounting principle.........       (5.6)            --            --
                                                              ---------      ---------      --------
Net income..................................................      221.4          122.3         351.4
Preferred stock dividends...................................        2.8            7.1           9.8
                                                              ---------      ---------      --------
Income applicable to common stock...........................  $   218.6      $   115.2      $  341.6
                                                              =========      =========      ========
Basic earnings per common share:
  Income from continuing operations.........................  $     .36      $     .31      $   1.04
  Loss from discontinued operations.........................         --           (.03)         (.02)
                                                              ---------      ---------      --------
  Income before extraordinary gain (loss) and cumulative
    effect of change in accounting principle................        .36            .28          1.02
  Extraordinary gain (loss).................................        .15           (.01)         (.19)
  Cumulative effect of change in accounting principle.......       (.01)            --            --
                                                              ---------      ---------      --------
  Net income................................................  $     .50      $     .27      $    .83
                                                              =========      =========      ========
Diluted earnings per common share:
  Income from continuing operations.........................  $     .36      $     .31      $   1.01
  Loss from discontinued operations.........................         --           (.03)         (.01)
                                                              ---------      ---------      --------
  Income before extraordinary gain (loss) and cumulative
    effect of change in accounting principle................        .36            .28          1.00
  Extraordinary gain (loss).................................        .15           (.01)         (.19)
  Cumulative effect of change in accounting principle.......       (.01)            --            --
                                                              ---------      ---------      --------
  Net income................................................  $     .50      $     .27      $    .81
                                                              =========      =========      ========

---------------

 * Certain amounts have been restated or reclassified as described in Note 1. ** Includes consumer excise taxes of $229.0 million, $192.9 million and $157.8 million in 1999, 1998 and 1997, respectively.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
      (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)           1999        1998*
      -----------------------------------------------         ---------   ---------
Current assets:
  Cash and cash equivalents.................................  $ 1,092.0   $   503.3
  Short-term investments....................................    1,434.8          --
  Receivables less allowance of $48.0 ($30.5 in 1998).......    2,508.2     1,724.6
  Inventories...............................................      631.5       497.5
  Energy trading assets.....................................      376.0       354.5
  Deferred income taxes.....................................      203.7       239.9
  Other.....................................................      270.4       166.1
                                                              ---------   ---------
         Total current assets...............................    6,516.6     3,485.9
Investments.................................................    1,965.4       866.1
Property, plant and equipment -- net........................   15,155.5    12,585.3
Goodwill and other intangible assets -- net.................      435.6       583.6
Other assets and deferred charges...........................    1,215.4     1,126.4
                                                              ---------   ---------
         Total assets.......................................  $25,288.5   $18,647.3
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $ 1,378.8   $ 1,052.7
  Accounts payable..........................................    2,049.9     1,158.2
  Accrued liabilities.......................................    1,835.2     1,547.6
  Energy trading liabilities................................      312.3       290.1
  Long-term debt due within one year........................      196.0       390.6
                                                              ---------   ---------
         Total current liabilities..........................    5,772.2     4,439.2
Long-term debt..............................................    9,235.3     6,366.4
Deferred income taxes.......................................    2,581.9     2,060.8
Other liabilities and deferred income.......................    1,041.8     1,015.2
Minority interest in consolidated subsidiaries..............      561.5       173.2
Contingent liabilities and commitments
Preferred ownership interests of subsidiaries:
  Preferred interests of subsidiaries.......................      335.1       335.1
  Williams obligated mandatorily redeemable preferred
    securities of Trust holding only Williams indentures....      175.5          --
Stockholders' equity:
  Preferred stock, $1 per share par value, 30 million shares
    authorized, 1.8 million issued in 1998..................         --       102.2
  Common stock, $1 per share par value, 960 million shares
    authorized, 444.5 million issued in 1999, 432.3 million
    issued in 1998..........................................      444.5       432.3
  Capital in excess of par value............................    2,356.7       982.4
  Retained earnings.........................................    2,807.2     2,849.5
  Accumulated other comprehensive income....................       99.5        16.7
  Other.....................................................      (77.6)      (78.5)
                                                              ---------   ---------
                                                                5,630.3     4,304.6
  Less treasury stock (at cost), 3.8 million shares of
    common stock in 1999 and 4.0 million in 1998............      (45.1)      (47.2)
                                                              ---------   ---------
         Total stockholders' equity.........................    5,585.2     4,257.4
                                                              ---------   ---------
         Total liabilities and stockholders' equity.........  $25,288.5   $18,647.3
                                                              =========   =========

---------------
* Certain amounts have been reclassified as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                            CAPITAL IN                   OTHER
                                                            EXCESS OF                COMPREHENSIVE
                                       PREFERRED   COMMON      PAR       RETAINED       INCOME                TREASURY
                                         STOCK     STOCK      VALUE      EARNINGS*      (LOSS)       OTHER     STOCK      TOTAL*
                                       ---------   ------   ----------   ---------   -------------   ------   --------   --------
                                                            (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Balance, December 31, 1996, as
 previously reported.................   $ 161.0    $425.3    $  942.2    $2,828.7       $   --       $(55.8)  $(286.6)   $4,014.8
Cumulative effect on prior years for
 change in inventory valuation
 method..............................        --       --           --        22.1           --           --        --        22.1
                                        -------    ------    --------    --------       ------       ------   -------    --------
BALANCE, DECEMBER 31, 1996, AS
 RESTATED............................     161.0    425.3        942.2     2,850.8           --        (55.8)   (286.6)    4,036.9
Comprehensive income:
 Net income -- 1997..................        --       --           --       351.4           --           --        --       351.4
 Other comprehensive income:
   Unrealized depreciation on
     marketable equity securities....        --       --           --          --         (2.4)          --        --        (2.4)
   Foreign currency translation
     adjustments.....................        --       --           --          --          (.1)          --        --         (.1)
                                                                                                                         --------
 Total other comprehensive income....                                                                                        (2.5)
                                                                                                                         --------
Total comprehensive income...........                                                                                       348.9
Cash dividends --
 Common stock ($.54 per share).......        --       --           --      (171.7)          --           --        --      (171.7)
 Common stock of pooled company......        --       --           --       (32.9)          --           --        --       (32.9)
 $2.21 preferred stock ($1.47 per
   share)............................        --       --           --        (1.1)          --           --        --        (1.1)
 $3.50 preferred stock ($3.50 per
   share)............................        --       --           --        (8.7)          --           --        --        (8.7)
Issuance of shares -- .4 million
 common..............................        --       .4         14.8          --           --           --        --        15.2
Purchase of treasury stock -- 2.7
 million common......................        --       --           --          --           --           --     (50.2)      (50.2)
Conversion of preferred
 stock -- 2,528 shares...............       (.3)      --           .3          --           --           --        --          --
Redemption of preferred
 stock -- 741,552 shares.............     (18.5)      --           --          --           --           --        --       (18.5)
Treasury shares utilized for
 acquisition of business.............        --       --           .9          --           --           --      17.8        18.7
Expiration of equity put options.....        --       --          4.9          --           --           --        --         4.9
Stock award transactions (including
 6.3 million common shares)..........        --      5.8         51.6          --           --         (1.6)      7.1        62.9
Tax benefit of stock-based awards....        --       --         26.7          --           --           --        --        26.7
ESOP loan repayment..................        --       --           --          --           --          5.8        --         5.8
Other................................        --       --           .2          .7           --           --        --          .9
                                        -------    ------    --------    --------       ------       ------   -------    --------
BALANCE, DECEMBER 31, 1997...........     142.2    431.5      1,041.6     2,988.5         (2.5)       (51.6)   (311.9)    4,237.8
Comprehensive income:
 Net income -- 1998..................        --       --           --       122.3           --           --        --       122.3
 Other comprehensive income:
   Unrealized appreciation on
     marketable equity securities....        --       --           --          --         24.1           --        --        24.1
   Foreign currency translation
     adjustments.....................        --       --           --          --         (4.9)          --        --        (4.9)
                                                                                                                         --------
 Total other comprehensive income....                                                                                        19.2
                                                                                                                         --------
Total comprehensive income...........                                                                                       141.5
Cash dividends --
 Common stock ($.60 per share).......        --       --           --      (240.3)          --           --        --      (240.3)
 Common stock of pooled company......        --       --           --       (14.0)          --           --        --       (14.0)
 $3.50 preferred stock ($3.50 per
   share)............................        --       --           --        (7.1)          --           --        --        (7.1)
Stockholders' notes issued...........        --       --           --          --           --        (35.7)       --       (35.7)
Conversion of preferred
 stock -- 704,190 shares.............     (40.0)     3.3         36.7          --           --           --        --          --
Retirement of treasury stock --
 14.0 million common.................        --    (14.0)      (239.8)         --           --           --     253.8          --
Expiration of equity put options.....        --       --         12.3          --           --           --        --        12.3
Stock award transactions (including
 12.4 million common shares).........        --     11.5         47.4          --           --          2.5      10.7        72.1
Tax benefit of stock-based awards....        --       --         83.9          --           --           --        --        83.9
ESOP loan repayment..................        --       --           --          --           --          6.3        --         6.3
Other................................        --       --           .3          .1           --           --        .2          .6
                                        -------    ------    --------    --------       ------       ------   -------    --------
BALANCE, DECEMBER 31, 1998...........     102.2    432.3        982.4     2,849.5         16.7        (78.5)    (47.2)    4,257.4
Comprehensive income:
 Net income -- 1999..................        --       --           --       221.4           --           --        --       221.4
 Other comprehensive income:
   Unrealized appreciation on
     marketable equity securities....        --       --           --          --        104.2           --        --       104.2
   Foreign currency translation
     adjustments.....................        --       --           --          --        (18.0)          --        --       (18.0)
                                                                                                                         --------
 Total other comprehensive income....                                                                                        86.2
                                                                                                                         --------
Total comprehensive income...........                                                                                       307.6
Cash dividends --
 Common stock ($.60 per share).......        --       --           --      (260.9)          --           --        --      (260.9)
 $3.50 preferred stock ($2.04 per
   share)............................        --       --           --        (2.8)          --           --        --        (2.8)
Stockholders' notes issued...........        --       --           --          --           --         (9.7)       --        (9.7)
Stockholders' notes repaid...........        --       --           --          --           --          3.3        --         3.3
Conversion of preferred stock --
 1.8 million shares..................    (102.2)     8.4         93.8          --           --           --        --          --
Issuance of subsidiary's common
 stock...............................        --       --      1,170.2          --         (3.4)          --        --     1,166.8
Stock award transactions (including
 4.0 million common shares)..........        --      3.8         78.7          --           --           .4       2.1        85.0
Tax benefit of stock-based awards....        --       --         31.6          --           --           --        --        31.6
ESOP loan repayment..................        --       --           --          --           --          6.9        --         6.9
                                        -------    ------    --------    --------       ------       ------   -------    --------
BALANCE, DECEMBER 31, 1999...........   $    --    $444.5    $2,356.7    $2,807.2       $ 99.5       $(77.6)  $ (45.1)   $5,585.2
                                        =======    ======    ========    ========       ======       ======   =======    ========

---------------

* Certain amounts have been restated as described in Note 1.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998*       1997*
                                                              ---------   ---------   ---------
                                                                         (MILLIONS)
Operating Activities:
  Net income................................................  $   221.4   $   122.3   $   351.4
  Adjustments to reconcile to cash provided from operations:
    Discontinued operations.................................         --        14.3         6.3
    Extraordinary (gain) loss...............................      (65.2)        4.8        79.1
    Cumulative effect of change in accounting principle.....        5.6          --          --
    Premium on early extinguishment of debt.................         --        (8.9)     (171.2)
    Depreciation, depletion and amortization................      742.0       646.3       585.9
    Provision for deferred income taxes.....................      455.1        39.7        93.8
    Provision for loss on property and other assets.........       28.7       126.8        49.8
    (Gain) loss on dispositions of assets and interest in
     subsidiary.............................................       (4.9)        5.9      (121.0)
    Provision for uncollectible accounts....................       28.3        39.8        13.3
    Minority interest in income (loss) and preferred returns
     of consolidated subsidiaries...........................       (7.2)       (9.6)       18.2
    Cash provided (used) by changes in assets and
     liabilities:
      Receivables sold......................................       22.1       (41.8)      188.6
      Receivables...........................................     (886.3)       (1.1)     (180.5)
      Inventories...........................................     (118.7)      (53.1)      (62.1)
      Other current assets..................................     (117.7)      (12.3)       16.7
      Accounts payable......................................      949.2      (199.7)      188.0
      Accrued liabilities...................................       67.9        91.9       (37.6)
    Changes in current energy trading assets and
     liabilities............................................         .8       (66.2)       11.0
    Changes in non-current energy trading assets and
     liabilities............................................      (59.1)      (44.6)      (47.7)
    Changes in non-current deferred income..................      176.9       113.0        53.7
    Other, including changes in non-current assets and
     liabilities............................................       48.8       (89.7)      (47.5)
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........    1,487.7       677.8       988.2
                                                              ---------   ---------   ---------
Financing Activities:
  Proceeds from notes payable...............................    2,493.8       806.9     1,927.4
  Payments of notes payable.................................   (2,284.0)     (946.0)   (1,305.5)
  Proceeds from long-term debt..............................    4,507.2     3,597.0     2,217.4
  Payments of long-term debt................................   (1,831.5)   (1,776.5)   (2,199.0)
  Proceeds from issuance of common stock including tax
    benefit.................................................      141.3        78.2        72.5
  Proceeds from issuance of subsidiary's common stock.......    1,468.1          --          --
  Purchases of treasury stock...............................         --          --       (50.2)
  Dividends paid............................................     (263.7)     (261.4)     (214.4)
  Proceeds from issuance of preferred ownership interests of
    subsidiaries............................................      175.0       335.1          --
  Other -- net..............................................      (29.2)      (24.7)      (24.3)
                                                              ---------   ---------   ---------
        Net cash provided by financing activities...........    4,377.0     1,808.6       423.9
                                                              ---------   ---------   ---------
Investing Activities:
  Property, plant and equipment:
    Capital expenditures....................................   (3,513.1)   (1,811.8)   (1,340.5)
    Proceeds from dispositions and excess fiber capacity
     transactions...........................................       83.9        81.6       104.2
    Changes in accounts payable and accrued liabilities.....       93.5        87.9        (7.5)
  Acquisitions of businesses, net of cash acquired..........     (171.4)       (9.6)     (146.7)
  Proceeds from sales of assets.............................      356.1        11.6        71.2
  Purchases of short-term investments.......................   (2,034.2)         --          --
  Proceeds from sales of short-term investments.............      599.4          --          --
  Purchases of investments/advances to affiliates...........     (696.0)     (470.3)     (205.6)
  Other -- net..............................................        5.8         5.4        14.8
                                                              ---------   ---------   ---------
        Net cash used by investing activities...............   (5,276.0)   (2,105.2)   (1,510.1)
                                                              ---------   ---------   ---------
        Increase (decrease) in cash and cash equivalents....      588.7       381.2       (98.0)
Cash and cash equivalents at beginning of year..............      503.3       122.1       220.1
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 1,092.0   $   503.3   $   122.1
                                                              =========   =========   =========

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

     Gas Pipeline is comprised of five interstate natural gas pipelines located throughout the majority of the United States as well as investments in domestic natural gas pipeline-related companies. The five Gas Pipeline operating segments have been aggregated for reporting purposes and include Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line.

     Energy Services includes four operating segments: Energy Marketing & Trading, Exploration & Production, Midstream Gas & Liquids and Petroleum Services. Energy Marketing & Trading offers price-risk management services and buys, sells and arranges for transportation/transmission of energy commodities -- including natural gas and gas liquids, crude oil and refined products, and electricity -- to local distribution companies and large industrial and commercial customers in North America. Exploration & Production includes hydrocarbon exploration and production activities in the Rocky Mountain and Gulf Coast regions. Midstream Gas & Liquids is comprised of natural gas gathering and processing facilities in the Rocky Mountain, midwest and Gulf Coast regions, natural gas liquids pipelines in the Rocky Mountain, southwest, midwest and Gulf Coast regions and an anhydrous ammonia pipeline in the midwest. Petroleum Services includes petroleum refining and marketing in Alaska and the southeast, a petroleum products pipeline and ethanol production and marketing operations in the midwest region.

     Communications consists of three operating segments: Network, Solutions and Strategic Investments. Network provides fiber-optic construction, transmission and management services throughout the United States. Solutions includes distribution and integration of communications equipment for voice and data networks for customers throughout North America. Strategic Investments includes operations principally located in the United States offering video, advertising distribution and other multimedia transmission services via terrestrial and satellite links for the broadcast industry as well as investments in domestic communications companies and investments in foreign communications companies located in Australia, Brazil and Chile.

  Basis of presentation

     Communications' 1998 and 1997 segment results have been restated to include the results of investments in certain Brazilian and Australian telecommunications projects, which had previously been reported in Other segment revenues and profit. These investments, along with certain businesses previously reported as Network Applications and certain investments previously reported in Network Services, are now collectively managed and reported as Strategic Investments. Segments previously reported as Network Services and Communications Solutions are now reported as Network and Solutions, respectively.

     On March 28, 1998, Williams completed the acquisition of MAPCO Inc. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes reflect the results of operations, financial position and cash flows as if the companies had been combined throughout the periods presented. MAPCO was engaged in the natural gas liquids pipeline, petroleum refining and marketing and propane marketing businesses, and became part of the Energy Services business unit. Effective April 1, 1998, certain marketing activities were transferred from other Energy Services segments to Energy Marketing & Trading and combined with its energy risk trading operations. The income statement presentation relating to certain of these operations was changed effective April 1, 1998, on a prospective basis, to reflect these revenues net of the related costs to purchase such items. Activity prior to this date is reflected on a "gross" basis in Energy Marketing & Trading's segment results and in the Consolidated Statement of Income. Concurrent with completing the combination of such activities with the energy risk trading operations

                          THE WILLIAMS COMPANIES, INC.

of Energy Marketing & Trading, the related contract rights and obligations of certain of these operations were recorded in the Consolidated Balance Sheet at fair value consistent with Energy Marketing & Trading's accounting policy.

     Certain prior year amounts have been reclassified to conform to current year classifications.

  Principles of consolidation

     The consolidated financial statements include the accounts of Williams, its majority-owned subsidiaries, and a subsidiary that Williams controls but owns less than 50 percent of the voting common stock. Companies in which Williams and its subsidiaries own 20 percent to 50 percent of the voting common stock, or otherwise exercise significant influence over operating and financial policies of the company, are accounted for under the equity method.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and cash equivalents

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired. Certain items which meet the definition of cash equivalents, but are part of a larger pool of investments managed by financial institutions, are included in short-term investments.

  Transportation and exchange gas imbalances

     In the course of providing transportation services to customers, the natural gas pipelines may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, the pipelines and other Williams' subsidiaries transport gas on various pipeline systems which may deliver different quantities of gas on their behalf than the quantities of gas received. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in the future. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and timing of delivery of gas based on operational conditions. At December 31, 1999 and 1998, transportation and exchange gas receivables were $47.5 million and $96.4 million, respectively, and transportation and exchange gas payables were $41.7 million and $47.1 million, respectively.

  Inventory valuation

     In the fourth quarter of 1999, Williams conformed its accounting for all of its inventories of non-trading crude oil and refined products to the average-cost method or market, if lower, the method used for the majority of such inventories. Previously, certain of these inventories were carried on the last-in, first-out (LIFO) cost method which was the inventory valuation method used by MAPCO. At the time of the MAPCO acquisition, Williams began using its business and risk management practices to manage such inventories, but continued using the LIFO cost method. After taking into account its risk management practices, Williams now believes the average-cost method for such inventories is preferable because it provides a better measure of periodic income. In addition, the change results in the consistent valuation of Williams' non-trading crude oil and refined products inventories. All previously reported results have been restated to reflect the retroactive application of this accounting change. The accounting change increased net income for

                          THE WILLIAMS COMPANIES, INC.

1999 by $21.9 million, or $.05 per diluted share, and decreased net income previously reported for 1998 by $5.2 million, or $.01 per diluted share, and for 1997 by $16.9 million, or $.04 per diluted share. Retained earnings as of December 31, 1996, was increased by $22.1 million.

     Other inventories are stated at cost, which is not in excess of market, except for certain assets held for energy trading activities by Energy Marketing & Trading, which are primarily stated at fair value. The cost of these other inventories is primarily determined using the average-cost method, except for certain natural gas inventories held by Transcontinental Gas Pipe Line and general merchandise inventories held by Petroleum Services which are determined using the LIFO cost method.

  Property, plant and equipment

     Property, plant and equipment is recorded at cost. Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and equipment for regulated pipelines are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

  Goodwill and other intangible assets

     Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is amortized on a straight-line basis over periods from 10 to 25 years. Other intangible assets are amortized on a straight-line basis over periods from three to 20 years. Accumulated amortization at December 31, 1999 and 1998 was $144.9 million and $128.9 million, respectively. Amortization was $50.7 million, $49.7 million and $29.2 million in 1999, 1998 and 1997, respectively.

  Treasury stock

     Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

  Gas Pipeline revenues

     Revenues for sales of products are recognized in the period of delivery and revenues from the transportation of gas are recognized based on contractual terms and the related transported volumes. Gas Pipeline is subject to Federal Energy Regulatory Commission (FERC) regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. Gas Pipeline records rate refund liabilities considering Gas Pipeline and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

  Energy Services revenues

     Revenues generally are recorded when services have been performed or products have been delivered. A portion of Petroleum Services is subject to FERC regulations and, accordingly, the method of recording these revenues is consistent with Gas Pipeline's method discussed above. Certain of Energy Marketing & Trading's activities are accounted for at fair value as described in Energy Trading Activities.

  Communications revenues

     For Network and Strategic Investments, transmission and management service revenues are recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred revenue.

                          THE WILLIAMS COMPANIES, INC.

     Network uses lease accounting to record revenues related to cash received for the right to use portions of its fiber-optic network. The lease transactions are evaluated for sales-type lease accounting which results in certain lease transactions being accounted for as sales upon completion of the construction of the respective network segments and upon acceptance of the fiber by the purchaser. Transactions that do not meet the criteria for a sales-type lease are accounted for as an operating lease and revenue is recorded over the term of the lease. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66," issued in June 1999, lease transactions entered into after June 30, 1999, are accounted for as operating leases unless title to the fibers under lease transfers to the lessee. The effect of this interpretation on 1999 results was not significant.

     Solutions uses the percentage-of-completion method to record revenues related to upgrades and new system sales. Revenues for these contracts are initially recognized upon delivery of equipment with remaining revenues under the contracts recognized over the installation period based on the relationship of incurred labor to total estimated labor. Estimated losses on all contracts in progress are accrued when the loss becomes known. The billings associated with these contracts occur incrementally over the term of the agreement or upon completion of the contract as provided. At December 31, 1999 and 1998, costs incurred and estimated earnings in excess of billings were $166.7 million and $185.9 million, respectively, and billings in excess of costs incurred and estimated earnings were $50.7 million and $49.4 million, respectively.

     Solutions uses the completed-contract method to record revenues related to customer service orders. Revenues on contracts for the maintenance of installed systems are deferred and amortized on a straight-line basis over the lives of the related contracts.

  Energy trading activities

     Energy Marketing & Trading has trading operations that enter into energy contracts to provide price-risk management services to its third-party customers. Energy contracts include forward contracts, futures contracts, option contracts, swap agreements, commodity inventories and short- and long-term purchase and sale commitments which involve physical delivery of an energy commodity. These energy contracts are valued at fair value and, with the exception of commodity inventories, are recorded in energy trading assets, other assets and deferred charges, energy trading liabilities and other liabilities and deferred income in the Consolidated Balance Sheet. The net change in fair value representing unrealized gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Income. Fair value, which is subject to change in the near term, reflects management's estimates using valuation techniques that reflect the best information available in the circumstances. This information includes various factors such as quoted market prices, estimates of market prices in the absence of quoted market prices, contractual volumes, estimated volumes under option and other arrangements that result in varying volumes, other contract terms, liquidity of the market in which the contract is transacted, credit considerations, time value and volatility factors underlying the positions. Energy Marketing & Trading reports its trading operations' physical sales transactions net of the related purchase costs, consistent with fair value accounting for such trading activities.

     Williams also enters into energy derivative financial instruments and derivative commodity instruments (primarily futures contracts, option contracts and swap agreements) to hedge against market price fluctuations of certain commodity inventories and sales and purchase commitments. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income in the same manner as the hedged item. These contracts are initially and regularly evaluated to determine that there is a high correlation between changes in the fair value of the hedge contract and fair value of the hedged item. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the instruments are recognized as gains or losses. If the hedged item of the underlying transactions is sold or settled, the instrument is recognized into income.

                          THE WILLIAMS COMPANIES, INC.

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

  Interest-rate derivatives

     Williams enters into interest-rate swap agreements to modify the interest characteristics of its long-term debt. These agreements are designated with all or a portion of the principal balance and term of specific debt obligations. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates without an exchange of the notional amount upon which the payments are based. The difference to be paid or received is accrued and recognized as an adjustment of interest accrued. Gains and losses from terminations of interest-rate swap agreements are deferred and amortized as an adjustment of the interest expense on the outstanding debt over the remaining original term of the terminated swap agreement. In the event the designated debt is extinguished, gains and losses from terminations of interest-rate swap agreements are recognized in income.

     Kern River specifically has interest-rate swap agreements that are not designated with long-term debt that are recorded in other liabilities at market value. Changes in market value are recorded as adjustments to a regulatory asset which is expected to be recovered in transportation rates.

  Capitalization of interest

     Williams capitalizes interest on major projects during construction. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by unregulated companies approximate the average interest rate on related debt. Interest capitalized on internally generated funds, as permitted by FERC rules, is included in non-operating other income (expense) -- net.

  Employee stock-based awards

     Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

  Income taxes

     Williams includes the operations of its subsidiaries in its consolidated tax return. For certain of the periods presented, Williams and MAPCO separately included the operations of their respective subsidiaries in consolidated federal income tax returns. Williams and MAPCO began filing a single consolidated federal income tax return as of the date of the merger. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Williams' assets and liabilities.

                          THE WILLIAMS COMPANIES, INC.

  Earnings per share

     Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares. Diluted earnings per share include any dilutive effect of stock options and convertible preferred stock.

  Foreign currency translation

     The functional currency of Williams is the U.S. dollar. The functional currency of certain of Williams' foreign operations is the applicable local currency for each foreign subsidiary and equity method investee, including the Australian dollar, Brazilian real, Canadian dollar and Lithuanian lita. Assets and liabilities of certain foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and Williams' share of the results of operations of its equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the Consolidated Statement of Income.

  Recent accounting standards

     Effective January 1, 1999, Williams adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs be expensed as incurred, and the expense related to the initial application of this SOP of $5.6 million (net of a $3.6 million benefit for income taxes) is reported as the cumulative effect of change in accounting principle.

     Additionally, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which was adopted in the first quarter of 1999. The cumulative effect of initially applying the consensus at January 1, 1999, is immaterial to Williams' results of operations and financial position.

     The FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will be effective for Williams beginning January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on Williams' results of operations and financial position is being evaluated.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The effect of this guidance on Williams' results of operations and financial position is being evaluated.

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

                          THE WILLIAMS COMPANIES, INC.

carrying value of $253.8 million. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

     In connection with the merger, Williams recognized approximately $80 million in merger-related costs in 1998, comprised primarily of outside professional fees and early retirement and severance costs. Approximately $51 million of these merger-related costs are included in other expense -- net as a component of segment profit within Energy Services for 1998, and approximately $29 million, unrelated to segments, is included in general corporate expenses. During 1997, payments of $32.6 million were made for non-compete agreements. These costs are being amortized over one to three years from the merger completion date.

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

NOTE 3. DISCONTINUED OPERATIONS

     Williams accrued losses of $14.3 million (net of a $7.4 million income tax benefit) and $6.3 million (net of a $.7 million income tax benefit) in 1998 and 1997, respectively. The losses related to a business sold in 1996 and include cost accruals for contractual obligations related to financial performance of those assets and a 1997 income tax adjustment to the 1996 loss on the assets sold.

NOTE 4. INVESTING ACTIVITIES

  Short-term investments

     Short-term investments at December 31, 1999, consist of the following:

                                                               (MILLIONS)
                                                               ----------
Commercial paper............................................    $  516.9
Debt securities mutual fund.................................       354.9
Auction securities consisting primarily of asset-backed and
  corporate debt securities.................................       334.3
Other debt securities and time deposits.....................       228.7
                                                                --------
                                                                $1,434.8
                                                                ========

     Maturities of short-term investments are primarily one year or less with the exception of the mutual funds which do not have a maturity. All short-term investments are classified as available-for-sale under the scope of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." The carrying amounts of

                          THE WILLIAMS COMPANIES, INC.

these investments are reported at fair value, which approximate cost at December 31, 1999, with net unrealized appreciation or depreciation reported as a component of other comprehensive income.

  Long-term investments

     Long-term investments at December 31, 1999 and 1998 are as follows:

                                                                1999      1998
                                                              --------   ------
                                                                 (MILLIONS)
Equity method:
  ATL-Algar Telecom Leste S.A. -- common stock..............  $   42.6   $ 42.7
  Alliance Pipeline -- 14.6%................................     162.7       --
  AB Mazeikiu Nafta -- 33%..................................      73.7       --
  Longhorn Partners Pipeline, L.P. -- 31.5%.................      98.4     90.0
  Discovery Pipeline -- 50%.................................      92.6     78.0
  Other.....................................................     245.1    163.9
                                                              --------   ------
                                                                 715.1    374.6
Cost method:
  ATL-Algar Telecom Leste S.A. -- preferred stock...........     317.0    100.0
  Algar Telecom S.A. -- common and preferred stock..........      52.8     52.4
  Other.....................................................     226.3    157.0
                                                              --------   ------
                                                                 596.1    309.4
Ferrellgas Partners L.P. senior common units................     175.7       --
Marketable equity securities................................     288.1     77.0
Advances to affiliates......................................     190.4    105.1
                                                              --------   ------
                                                              $1,965.4   $866.1
                                                              ========   ======

     At December 31, 1998, Williams owned 30 percent of the preferred shares in ATL-Algar Telecom Leste S.A. (ATL) and through participation in a limited liability company owned 30 percent of the common stock. In March 1999, Williams purchased from Algar Telecom S.A. for $265 million an additional 43 percent of the preferred shares and 19 percent of the common stock in ATL. In March 1999, Williams pledged its 49 percent and 73 percent investment in ATL's common and preferred stock, respectively, as collateral for a U.S. dollar denominated $521 million loan from Ericsson Project Finance AB to ATL. In addition, Algar Telecom pledged 49 percent of its 51 percent investment in ATL common stock and 100 percent of its 27 percent investment in ATL preferred stock as collateral for the loan.

     Subsequent to December 31, 1999, Williams sold 30 percent and 7 percent of the common and preferred stock, respectively, of ATL to SBC Communications, Inc. and Telefonos de Mexico S.A. de C.V. for aggregate proceeds of $148 million.

     The Ferrellgas Partners L.P. senior common units are non-voting and become callable in two years and bear a fixed yield of 10 percent. The carrying amount of this investment is reported at fair value which approximates cost at December 31, 1999.

     Included in the preceding investments table are marketable equity securities which are classified as available-for-sale under the scope of SFAS No. 115. The carrying amount of these investments is reported at fair value with net unrealized appreciation or depreciation reported as a component of other comprehensive income. The aggregate cost of these investments at December 31, 1999 and 1998 was $57.7 million and $41.5 million, respectively. Fair value exceeded cost for each marketable equity security investment at December 31, 1999 and 1998.

                          THE WILLIAMS COMPANIES, INC.

     Subsequent to December 31, 1999, Williams liquidated a portion of its marketable equity securities portfolio, yielding proceeds of $35.9 million. At December 31, 1999, these investments had a cost and carrying value of $4.4 million and $35.7 million, respectively.

     Summarized unaudited financial position and results of operations of Williams' equity method investments are as follows:

                                                                1999       1998
                                                              --------   --------
                                                                  (MILLIONS)
Current assets..............................................  $  646.3   $  202.0
Non-current assets..........................................   6,884.1    4,938.6
Current liabilities.........................................   1,125.2    1,030.8
Non-current liabilities.....................................   3,771.8    2,546.7
Revenues....................................................     839.7      347.0
Costs and operating expenses................................     581.9      164.6
Net income (loss)...........................................     (96.1)      70.1

     The non-current assets consist primarily of communication and interstate natural gas pipeline assets.

     Dividends and distributions received from companies carried on an equity basis were $14 million, $16 million and $7 million in 1999, 1998 and 1997, respectively.

     Certain investments accounted for under the equity method are publicly traded. At December 31, 1999, these investments had a carrying value of $65 million and a quoted market value of $183.1 million.

     Earnings and losses related to equity method investments are included in revenues. Investing income for all of the years presented is comprised primarily of interest income.

NOTE 5. ASSET SALES, IMPAIRMENTS AND OTHER ACCRUALS

     Included in other expense -- net within segment costs and expenses and Energy Marketing & Trading's segment profit for 1999 is a $22.3 million gain related to the sale of certain of its retail gas and electric operations.

     Included in other expense -- net within segment costs and expenses and Exploration & Production's segment profit for 1999 is a $14.7 million gain related to the sale of certain of its gas producing properties.

     Included in other expense -- net within segment costs and expenses and Strategic Investments' segment loss for 1999, is a pre-tax loss totaling $28.4 million relating to management's second-quarter 1999 decision and commitment to sell certain network application businesses. The $28.4 million loss consists of a $24.5 million impairment of the assets to fair value, based on the net sales proceeds of $50 million, and $3.9 million in exit costs consisting of contractual obligations related to the sales of these businesses. These transactions resulted in an increase in the income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Segment losses for the operations related to these assets for 1999, 1998 and 1997 were $10 million, $22 million and $15 million, respectively.

     Included in other expense -- net within segment costs and expenses and Energy Marketing & Trading's segment profit for 1998 is a $14 million asset impairment related to the decision to focus its retail natural gas and electric business from sales to small commercial and residential customers to large end users. The impairment primarily reflects the reduction in value of a software system and certain intangible assets associated specifically with retail energy applications that will no longer be utilized by Energy Marketing & Trading and for which management estimates the fair value to be insignificant.

                          THE WILLIAMS COMPANIES, INC.

     Included in 1998 other expense -- net within segment costs and expenses and Strategic Investments' segment loss is a $23.2 million loss related to a venture involved in the technology and transmission of business information for news and educational purposes. The loss occurred as a result of Williams' re-evaluation and decision to exit the venture as Williams decided against making further investments in the venture. Williams abandoned its entire ownership interest in the venture during fourth-quarter 1998. The loss primarily consists of $17 million from the impairment of the total carrying amount of the investment and $5 million from recognition of contractual obligations that continued after the abandonment. Williams' share of losses from the venture is not significant to consolidated net income for any periods presented.

     In fourth-quarter 1997, Williams made the decision and committed to a plan to sell the learning content business, which resulted in a loss of $22.7 million included in 1997 other expense -- net within segment costs and expenses and Strategic Investments' segment loss. The loss consisted of a $21 million impairment of the assets to fair value less cost to sell and recognition of $1.7 million in costs associated with the decision to sell the business. Fair value was based on management's estimate of the expected net proceeds to be received. During 1998, a significant portion of the learning content business was sold with a resulting $2 million reduction in 1998 expenses. The results of operations and the effect of suspending amortization for the learning content business included in consolidated net income are not significant for any of the periods presented.

     In 1997, Williams sold its interest in the natural gas liquids and condensate reserves in the West Panhandle field of Texas for $66 million in cash. The sale resulted in a $66 million pre-tax gain on the transaction, because the related reserves had no book value.

NOTE 6. PROVISION FOR INCOME TAXES

     The provision (benefit) for income taxes from continuing operations includes:

                                                             1999      1998     1997
                                                            -------   ------   ------
                                                                   (MILLIONS)
Current:
  Federal.................................................  $(318.0)  $ 57.8   $121.5
  State...................................................     18.7      5.1     23.1
  Foreign.................................................      5.4      4.6      2.3
                                                            -------   ------   ------
                                                             (293.9)    67.5    146.9
                                                            -------   ------   ------
Deferred:
  Federal.................................................    442.1     29.0     79.9
  State...................................................     21.8     10.7     13.9
  Foreign.................................................     (8.8)      --       --
                                                            -------   ------   ------
                                                              455.1     39.7     93.8
                                                            -------   ------   ------
          Total provision.................................  $ 161.2   $107.2   $240.7
                                                            =======   ======   ======

                          THE WILLIAMS COMPANIES, INC.

     Reconciliations from the provision for income taxes from continuing operations at the federal statutory rate to the provision for income taxes are as follows:

                                                              1999     1998     1997
                                                             ------   ------   ------
                                                                    (MILLIONS)
Provision at statutory rate................................  $113.0   $ 87.0   $237.1
Increases (reductions) in taxes resulting from:
  State income taxes (net of federal benefit)..............    26.3     10.0     23.9
  Non-deductible costs, including goodwill amortization....     5.6     10.5      7.0
  Income tax credits.......................................    (5.8)    (4.0)   (16.5)
  Non-deductible costs related to asset sales..............    16.8       --       --
  Non-taxable gain from sale of interest in subsidiary.....      --       --    (15.6)
  Foreign operations.......................................    10.5      8.5      (.2)
  Other -- net.............................................    (5.2)    (4.8)     5.0
                                                             ------   ------   ------
Provision for income taxes.................................  $161.2   $107.2   $240.7
                                                             ======   ======   ======

     Significant components of deferred tax liabilities and assets as of December 31 are as follows:

                                                                1999       1998
                                                              --------   --------
                                                                  (MILLIONS)
Deferred tax liabilities:
  Property, plant and equipment.............................  $2,248.0   $2,149.2
  Investments...............................................     569.5      133.5
  Other.....................................................      79.0       95.3
                                                              --------   --------
          Total deferred tax liabilities....................   2,896.5    2,378.0
                                                              --------   --------
Deferred tax assets:
  Rate refunds..............................................      84.9      124.1
  Accrued liabilities.......................................     151.0      181.5
  Minimum tax credits.......................................     213.6      178.5
  Other.....................................................      68.8       73.0
                                                              --------   --------
          Total deferred tax assets.........................     518.3      557.1
                                                              --------   --------
Net deferred tax liabilities................................  $2,378.2   $1,820.9
                                                              ========   ========

     In 1999, cash refunds exceeded cash payments resulting in a net refund of $387 million. Federal tax refunds received in 1999 are reflected as current tax benefits with offsetting deferred tax provisions attributable to temporary differences between the book and tax basis of certain assets. Cash payments for income taxes (net of refunds) were $29 million and $126 million in 1998 and 1997, respectively.

NOTE 7. EXTRAORDINARY GAIN (LOSS)

     On December 17, 1999, Williams sold its retail propane business, Thermogas L.L.C., previously a subsidiary of MAPCO, to Ferrellgas Partners L.P. (Ferrellgas) for $443.7 million, including $175 million in senior common units of Ferrellgas. The sale resulted from an unsolicited offer from Ferrellgas and yielded an after-tax gain of $65.2 million (net of a $47.9 million provision for income taxes), which is reported as an extraordinary gain. The results of operations from this business are not significant to consolidated net income for any periods presented. Thermogas operations are reported within the Energy Marketing & Trading segment.

                          THE WILLIAMS COMPANIES, INC.

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

NOTE 8. EARNINGS PER SHARE

     Basic and diluted earnings per common share are computed for the years ended December 31, 1999, 1998 and 1997, as follows:

                                                          1999          1998          1997
                                                       -----------   -----------   -----------
                                                       (DOLLARS IN MILLIONS, EXCEPT PER-SHARE
                                                            AMOUNTS; SHARES IN THOUSANDS)
Income from continuing operations....................   $  161.8      $  141.4      $  436.8
Preferred stock dividends............................       (2.8)         (7.1)         (9.8)
                                                        --------      --------      --------
Income from continuing operations available to common
  stockholders for basic earnings per share..........      159.0         134.3         427.0
Effect of dilutive securities:
  Convertible preferred stock dividends..............         --            --           8.7
                                                        --------      --------      --------
Income from continuing operations available to common
  stockholders for diluted earnings per share........   $  159.0      $  134.3      $  435.7
                                                        ========      ========      ========
Basic weighted-average shares........................    436,117       425,681       412,380
Effect of dilutive securities:
  Convertible preferred stock........................         --            --        11,717
  Stock options......................................      5,395         6,135         6,097
                                                        --------      --------      --------
                                                           5,395         6,135        17,814
                                                        --------      --------      --------
Diluted weighted-average shares......................    441,512       431,816       430,194
                                                        ========      ========      ========
Earnings per share from continuing operations:
  Basic..............................................   $    .36      $    .31      $   1.04
                                                        ========      ========      ========
  Diluted............................................   $    .36      $    .31      $   1.01
                                                        ========      ========      ========

     Approximately 6.2 million, 5 million and 3.1 million options to purchase shares of common stock with weighted-average exercise prices of $38.56, $32.20 and $27.93, respectively, were outstanding on December 31, 1999, 1998 and 1997, respectively, but have been excluded from the computation of diluted earnings per share. Inclusion of these shares would be antidilutive, as the exercise prices of the options exceeded the average market prices of the common shares for the respective years.

     Additionally for 1999 and 1998, approximately 5.4 million and 9.6 million shares, respectively, related to the assumed conversion of the $3.50 convertible preferred stock have been excluded from the computation of diluted earnings per share. Inclusion of these shares would be antidilutive.

                          THE WILLIAMS COMPANIES, INC.

NOTE 9. EMPLOYEE BENEFIT PLANS

     The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the Consolidated Balance Sheet at December 31 of each year indicated.

                                                                                    OTHER
                                                                               POSTRETIREMENT
                                                         PENSION BENEFITS         BENEFITS
                                                        -------------------   -----------------
                                                          1999       1998      1999      1998
                                                        --------   --------   -------   -------
                                                                      (MILLIONS)
Change in benefit obligation:
  Benefit obligation at beginning of year.............  $1,045.7   $  969.8   $ 449.0   $ 389.8
  Service cost........................................      44.8       41.9       8.7       8.9
  Interest cost.......................................      70.0       70.0      30.3      29.1
  Plan participants' contributions....................        --         --       1.8       1.6
  Amendments..........................................      19.2      (65.2)       --       2.2
  Acquisition (divestures)............................       4.2         --       (.7)       --
  Settlement/curtailment gain.........................      (7.6)     (29.5)       --        --
  Special termination benefit cost....................       2.2       35.1        --       3.6
  Actuarial (gain) loss...............................    (220.1)     134.6     (19.8)     32.3
  Benefits paid.......................................    (103.1)    (111.0)    (20.0)    (18.5)
                                                        --------   --------   -------   -------
  Benefit obligation at end of year...................     855.3    1,045.7     449.3     449.0
                                                        --------   --------   -------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year......   1,039.1      975.7     209.7     184.5
  Actual return on plan assets........................     188.5      120.7      33.2      17.2
  Acquisition.........................................       4.9         .1        --        --
  Employer contributions..............................      27.3       53.6      27.8      24.9
  Plan participants' contributions....................        --         --       1.8       1.6
  Benefits paid.......................................     (98.1)     (83.0)    (20.0)    (18.5)
  Settlement benefits paid............................      (5.0)     (28.0)       --        --
                                                        --------   --------   -------   -------
  Fair value of plan assets at end of year............   1,156.7    1,039.1     252.5     209.7
                                                        --------   --------   -------   -------
Funded status.........................................     301.4       (6.6)   (196.8)   (239.3)
Unrecognized net actuarial (gain) loss................    (233.1)      97.4     (32.4)      7.4
Unrecognized prior service credit.....................     (20.3)     (54.8)      (.6)      (.2)
Unrecognized transition (asset) obligation............      (1.0)      (1.7)     53.0      57.0
                                                        --------   --------   -------   -------
Prepaid (accrued) benefit cost........................  $   47.0   $   34.3   $(176.8)  $(175.1)
                                                        --------   --------   -------   -------
Prepaid benefit cost..................................  $   78.4   $   83.0   $   3.8   $    --
Accrued benefit cost..................................     (31.4)     (48.7)   (180.6)   (175.1)
                                                        --------   --------   -------   -------
                                                        $   47.0   $   34.3   $(176.8)  $(175.1)
                                                        ========   ========   =======   =======

                          THE WILLIAMS COMPANIES, INC.

     Net pension and other postretirement benefit expense consists of the following:

                                                                 PENSION BENEFITS
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------   ------   ------
                                                                    (MILLIONS)
Components of net periodic pension expense:
  Service cost.............................................  $ 44.8   $ 41.9   $ 34.9
  Interest cost............................................    70.0     70.0     63.6
  Expected return on plan assets...........................   (95.9)   (89.5)   (76.9)
  Amortization of transition asset.........................     (.7)     (.7)     (.7)
  Amortization of prior service cost (credit)..............    (2.5)    (4.1)     1.0
  Recognized net actuarial loss............................     2.1      6.5      3.6
  Regulatory asset amortization............................     7.2     12.2      5.3
  Settlement/curtailment gain..............................    (5.6)   (22.2)      --
  Special termination benefit cost.........................     2.2     35.1       --
                                                             ------   ------   ------
Net periodic pension expense...............................  $ 21.6   $ 49.2   $ 30.8
                                                             ======   ======   ======

                                                              OTHER POSTRETIREMENT BENEFITS
                                                              -----------------------------
                                                                1999       1998      1997
                                                              --------   --------   -------
                                                                       (MILLIONS)
Components of net periodic postretirement benefit expense:
  Service cost..............................................   $  8.7     $  8.9     $ 7.1
  Interest cost.............................................     30.3       29.1      24.4
  Expected return on plan assets............................    (14.3)     (12.1)     (9.9)
  Amortization of transition obligation.....................      4.0        4.1       4.1
  Amortization of prior service cost........................       .4         .4        --
  Recognized net actuarial loss (gain)......................       .3         .2      (1.0)
  Regulatory asset amortization.............................      9.0        5.4      12.5
  Special termination benefit cost..........................       --        3.6        --
                                                               ------     ------     -----
Net periodic postretirement benefit expense.................   $ 38.4     $ 39.6     $37.2
                                                               ======     ======     =====

     In connection with the MAPCO merger, Williams offered an early retirement incentive program to a certain group of employees during 1998. Texas Gas Transmission also offered an early retirement incentive program to certain employees during 1998.

     The following are the weighted-average assumptions utilized as of December 31 of the year indicated.

                                                                                   OTHER
                                                                              POSTRETIREMENT
                                                          PENSION BENEFITS       BENEFITS
                                                          -----------------   ---------------
                                                           1999      1998      1999     1998
                                                          -------   -------   ------   ------
Discount rate...........................................       8%        7%       8%       7%
Expected return on plan assets..........................      10        10       10       10
Expected return on plan assets (after-tax)..............     N/A       N/A        6        6
Rate of compensation increase...........................       5         5      N/A      N/A

     The annual assumed rate of increase in the health care cost trend rate for 2000 is 9 percent increasing to 10 percent in 2001, and systematically decreasing to 5 percent by 2008.

     The various nonpension postretirement benefit plans which Williams sponsors provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for

                          THE WILLIAMS COMPANIES, INC.

these plans anticipates future cost-sharing changes to the written plans that are consistent with Williams' expressed intent to increase the retiree contribution rate annually, generally in line with health care cost increases, except for certain retirees whose premiums are fixed.

     The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                      (MILLIONS)
Effect on total of service and interest cost components...      $ 6.1            $ (4.9)
Effect on postretirement benefit obligation...............       59.6             (48.7)

     The amount of postretirement benefit costs deferred as a regulatory asset at December 31, 1999 and 1998, is $91 million and $101 million, respectively, and is expected to be recovered through rates over approximately 14 years.

     Williams maintains various defined-contribution plans. Williams recognized costs of $46 million in 1999, $42 million in 1998 and $33 million in 1997 for these plans.

NOTE 10. INVENTORIES

                                                               1999     1998
                                                              ------   ------
                                                                (MILLIONS)
Raw materials:
  Crude oil.................................................  $ 66.6   $ 43.2
  Other.....................................................     2.1      2.0
                                                              ------   ------
                                                                68.7     45.2
                                                              ------   ------
Finished goods:
  Refined products..........................................   172.5    104.0
  Natural gas liquids.......................................    83.9     58.6
  General merchandise and communications equipment..........   116.0     92.8
                                                              ------   ------
                                                               372.4    255.4
                                                              ------   ------
Materials and supplies......................................   110.2     93.4
Natural gas in underground storage..........................    77.5     95.7
Other.......................................................     2.7      7.8
                                                              ------   ------
                                                              $631.5   $497.5
                                                              ======   ======

     As of December 31, 1999 and 1998, approximately 28 percent and 29 percent of inventories, respectively, were stated at fair value. As of December 31, 1999 and 1998, approximately 10 percent and 11 percent of inventories, respectively, were determined using the LIFO cost method. The remaining inventories were primarily determined using the average-cost method.

     If inventories valued on the LIFO cost method at December 31, 1999 and 1998, were valued at current replacement cost, the amounts would increase by approximately $14 million and $13 million, respectively.

     During 1999 and 1998, lower-of-cost or market reductions of approximately $6 million and $1 million, respectively, were recognized with respect to certain refined products inventories.

                          THE WILLIAMS COMPANIES, INC.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

                                                                1999        1998
                                                              ---------   ---------
                                                                   (MILLIONS)
Cost:
  Gas Pipeline..............................................  $ 8,468.7   $ 8,151.5
  Energy Services:
     Energy Marketing & Trading.............................      235.1       434.0
     Exploration & Production...............................      485.2       368.3
     Midstream Gas & Liquids................................    4,102.1     3,808.0
     Petroleum Services.....................................    2,805.1     2,114.7
  Communications:
     Network................................................    1,914.9       521.9
     Solutions..............................................      216.0       161.2
     Strategic Investments..................................      285.1       207.2
  Other.....................................................      737.6       439.5
                                                              ---------   ---------
                                                               19,249.8    16,206.3
Accumulated depreciation and depletion......................   (4,094.3)   (3,621.0)
                                                              ---------   ---------
                                                              $15,155.5   $12,585.3
                                                              =========   =========

     Included in gross property, plant and equipment for 1999 is approximately $2.3 billion of construction in progress, primarily the communications network, which is not yet subject to depreciation.

     Commitments for construction and acquisition of property, plant and equipment are approximately $1 billion at December 31, 1999. Included in this amount is $303 million for the purchase of optronics equipment from Nortel to be used in building the communications network pursuant to agreements with Nortel to purchase a total of $600 million in optronics equipment.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $220 million at December 31, 1999, and $124 million at December 31, 1998.

                                                                1999       1998
                                                              --------   --------
                                                                  (MILLIONS)
Accrued liabilities:
  Employee costs............................................  $  329.6   $  259.6
  Construction costs........................................     271.3        7.0
  Interest..................................................     204.1      127.0
  Rate refunds..............................................     189.3      358.7
  Deferred income...........................................     162.8       85.7
  Taxes other than income taxes.............................     158.3      127.4
  Other.....................................................     519.8      582.2
                                                              --------   --------
                                                              $1,835.2   $1,547.6
                                                              ========   ========

                          THE WILLIAMS COMPANIES, INC.

NOTE 13. DEBT, LEASES AND BANKING ARRANGEMENTS

  Notes payable

     During 1999, Williams' commercial paper program, backed by a short-term credit facility, was increased to $1.4 billion. At December 31, 1999 and 1998, $1.2 billion and $903 million, respectively, of commercial paper was outstanding under the program. In addition, Williams has entered into various other short-term credit agreements with amounts outstanding totaling $143 million and $150 million at December 31, 1999 and 1998, respectively. The weighted-average interest rate on the outstanding short-term borrowings at December 31, 1999 and 1998, was 6.37 percent and 5.92 percent, respectively.

  Debt

                                                                                DECEMBER 31,
                                                        WEIGHTED-AVERAGE    ---------------------
                                                         INTEREST RATE*       1999         1998
                                                        ----------------    --------     --------
                                                                                 (MILLIONS)
Revolving credit loans...............................         7.0%          $  525.0     $  694.0
Debentures, 6.25% -- 10.25%, payable
  2003 -- 2027(1)....................................         6.9            1,105.2      1,105.1
Notes, 5.1% -- 10.875%, payable through 2022(2)......         7.9            7,339.1      4,562.6
Notes, adjustable rate, payable through 2004.........         6.3              455.0        386.7
Other, payable through 2009..........................         7.1                7.0          8.6
                                                                            --------     --------
                                                                             9,431.3      6,757.0
Current portion of long-term debt....................                         (196.0)      (390.6)
                                                                            --------     --------
                                                                            $9,235.3     $6,366.4
                                                                            ========     ========

---------------

*  At December 31, 1999, including the effects of interest-rate swaps.

(1) $200 million, 7.08% debentures, payable 2026, are subject to redemption at par at the option of the debtholder in 2001.

(2) $300 million, 5.95% notes, payable 2010, and $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2000 and 2002, respectively.

     For financial statement reporting purposes at December 31, 1999, $404 million in obligations which would have otherwise been classified as current debt obligations have been classified as non-current based on Williams' intent and ability to refinance on a long-term basis. Williams' issuance in January 2000 of $500 million of adjustable rate notes due 2001 is sufficient to complete these refinancings.

     In September 1999, Williams' communications business, Williams Communications Group, Inc. (WCG), entered into a $1.05 billion long-term credit agreement. Terms of the credit agreement contain restrictive covenants limiting the transfer of funds to Williams (parent), including the payment of dividends and repayment of intercompany borrowings by WCG to Williams (parent). At December 31, 1999, no amounts were outstanding under this facility. Interest rates vary with current market conditions.

     Under the terms of Williams' $1 billion credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to various amounts of the facility, while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions.

     During 1999, WCG issued $2 billion in debt obligations consisting of $500 million in 10.7 percent notes due 2007 and $1.5 billion of 10.875 percent notes due 2009, and Williams issued $700 million in 7.625 percent notes due 2019.

                          THE WILLIAMS COMPANIES, INC.

     Interest-rate swaps with a notional value of $1.2 billion are currently being utilized to convert certain fixed-rate debt obligations, included in the preceding table, to variable-rate obligations resulting in an effective weighted-average floating rate of 5.78 percent at December 31, 1999.

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

     Terms of certain subsidiaries' borrowing arrangements with lenders limit the transfer of funds to Williams (parent). At December 31, 1999, approximately $3.3 billion of net assets of consolidated subsidiaries was restricted. In addition, certain equity method investees' borrowing arrangements and foreign government regulations limit the amount of dividends or distributions to Williams. Restricted net assets of equity method investees was approximately $176 million at December 31, 1999.

     Aggregate minimum maturities and sinking-fund requirements, considering the reclassification of current obligations as previously described, for each of the next five years are as follows:

                                                            (MILLIONS)
                                                            ----------
2000.....................................................     $  196
2001.....................................................      1,502
2002.....................................................      1,680
2003.....................................................        280
2004.....................................................        550

     Cash payments for interest (net of amounts capitalized) are as follows:
1999 -- $503 million; 1998 -- $414 million; and 1997 -- $450 million.

  Leases

     Future minimum annual rentals under non-cancelable operating leases as of December 31, 1999, are payable as follows:

                                                        OFF-NETWORK
                                                        CAPACITY AND
                                                         EQUIPMENT     OTHER     TOTAL
                                                        ------------   ------   --------
                                                                   (MILLIONS)
2000..................................................    $  302.2     $122.2   $  424.4
2001..................................................       280.7      105.0      385.7
2002..................................................       220.6       93.5      314.1
2003..................................................       198.3       66.8      265.1
2004..................................................       162.0       55.5      217.5
Thereafter............................................       235.8      365.2      601.0
                                                          --------     ------   --------
                                                          $1,399.6     $808.2   $2,207.8
                                                          ========     ======   ========

     Total rent expense was $358 million in 1999, $245 million in 1998 and $167 million in 1997. Included in this amount is total capacity expense incurred from leasing from a third party's network (off-network capacity expense) of $201 million in 1999, $111 million in 1998, and $69 million in 1997.

     During 1998, Williams entered into an operating lease agreement covering a portion of its fiber-optic network. The total estimated cost of the network assets to be covered by the lease agreement is $750 million.

                          THE WILLIAMS COMPANIES, INC.

The lease term includes an interim term, during which the covered network assets will be constructed and will end April 30, 2000, and a base term. The interim and base terms are expected to total five years and, if renewed, could total seven years. Under the terms of the lease agreement, Williams cannot sublease the assets without the prior written consent of the lessor. Through December 31, 1999, Williams has not requested nor has the lessor granted such consent.

     Williams has an option to purchase the covered network assets during the lease term at an amount approximating the lessor's cost. Williams provides a residual value guarantee equal to a maximum of 89.9 percent of the transaction. The residual value guarantee is reduced by the present value of actual lease payments. In the event that Williams does not exercise its purchase option, Williams expects the fair market value of the covered network assets to substantially reduce Williams' obligation under the residual value guarantee. Williams' disclosures for future minimum annual rentals under noncancelable operating leases do not include amounts for the residual value guarantee.

NOTE 14. PREFERRED OWNERSHIP INTERESTS OF SUBSIDIARIES

     In December 1999, Williams formed Williams Capital Trust I (Trust) which issued $175 million in zero coupon Williams' obligated mandatorily redeemable preferred securities. The preferred securities must be redeemed by the Trust no later than March 2002. The redemption price of the securities accretes until redeemed and entitles the investor to a fixed-rate annual yield of 7.92 percent. Proceeds from the sale of the securities were used by the Trust to purchase Williams' zero-coupon subordinated debentures whose yield and maturity terms mirror those of the preferred securities issued by the Trust. The Trust's sole assets are the Williams zero-coupon subordinated debentures. The proceeds of the transaction generated funds for Williams' general corporate use. Williams guarantees the obligations of the Trust related to its preferred securities.

     During 1998, Williams formed separate legal entities and contributed various assets to a newly-formed limited partnership, Castle Associates L.P. (Castle), and to a limited liability company, Williams Risk Holdings Company, LLC (Holdings), as a part of transactions that generated funds for Williams' general corporate use. Outside investors obtained from Williams non-controlling preferred interests in the newly formed entities for $335 million through purchase and/or contribution. The assets and liabilities of Castle and Holdings are consolidated for financial reporting purposes. The transactions did not result in any gain or loss for Williams.

     The preferred interest holders in both Castle and Holdings are entitled to a priority return based on a variable-rate structure, currently ranging from approximately seven to 10 percent, in addition to their participation in the operating results of the partnership and LLC.

     The Castle limited-partnership agreement and associated operating documents included certain restrictive covenants and guarantees of Williams and certain of its subsidiaries. These restrictions are similar to those in the Williams' credit agreement and other debt instruments.

NOTE 15. ISSUANCE OF SUBSIDIARY'S COMMON STOCK

     In October 1999, Williams' communications business, WCG, completed an initial public offering of approximately 34 million shares of its common stock at $23 per share for proceeds of approximately $738 million. In addition, approximately 34 million shares of common stock were privately sold in concurrent investments by SBC Communications Inc., Intel Corporation, and Telefonos de Mexico S.A. de C.V. for proceeds of $738.5 million. These transactions resulted in a reduction of Williams' ownership interest in WCG from 100 percent to 85.3 percent. In accordance with Williams' policy regarding the issuance of subsidiary's common stock, Williams recognized a $1.17 billion increase to Williams' capital in excess of par, a $3.4 million decrease to accumulated other comprehensive income, and an initial increase of $307 million to Williams' minority interest liability. The issuances of stock by WCG were not subject to federal income taxes.

                          THE WILLIAMS COMPANIES, INC.

NOTE 16. STOCKHOLDERS' EQUITY

     During 1999, each remaining share of the $3.50 preferred stock was converted at the option of the holder into 4.6875 shares of Williams common stock prior to the redemption date. In September 1997, the remaining shares of $2.21 cumulative preferred stock were redeemed by Williams at par ($25) for a total of $18.5 million.

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

NOTE 17. STOCK-BASED COMPENSATION

     Williams has several plans providing for common-stock-based awards to employees and to non-employee directors. The plans permit the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options and the grant price for stock-appreciation rights may not be less than the market price of the underlying stock on the date of grant. Depending upon terms of the respective plans, stock options generally become exercisable after three or five years, subject to accelerated vesting if certain future stock prices or if specific financial performance targets are achieved. Stock options expire 10 years after grant. At December 31, 1999, 49.4 million shares of Williams common stock were reserved for issuance pursuant to existing and future stock awards, of which 24.7 million shares were available for future grants (18.7 million at December 31, 1998).

     Certain of these plans have stock option loan programs for the participants, whereby, at the time of the option exercise the participant may elect to receive a loan from Williams in an amount limited to 80 percent (or 50 percent under one plan) of the market value of the shares associated with the exercise. A portion of the stock acquired is held as collateral over the term of the loan, which can be three or five years. Interest rates are based on the minimum applicable federal rates, and interest is paid annually. The amount of loans outstanding at December 31, 1999 and 1998, totaled $42.1 million and $35.7 million, respectively.

                          THE WILLIAMS COMPANIES, INC.

     The following summary reflects stock option activity for Williams common stock and related information for 1999, 1998 and 1997:

                                     1999                     1998                     1997
                            ----------------------   ----------------------   ----------------------
                                         WEIGHTED-                WEIGHTED-                WEIGHTED-
                                          AVERAGE                  AVERAGE                  AVERAGE
                                         EXERCISE                 EXERCISE                 EXERCISE
                             OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                            ----------   ---------   ----------   ---------   ----------   ---------
                            (MILLIONS)               (MILLIONS)               (MILLIONS)
Outstanding -- beginning
  of year.................     21.7       $20.73        35.2       $17.29        29.2       $14.18
Granted...................      5.1        39.62         4.7        31.96        12.9        22.57
Exercised.................     (3.7)       18.81        (4.9)       12.56        (6.1)       13.46
MAPCO option conversions..       --           --       (12.9)       18.38          --           --
Canceled..................      (.3)       36.50         (.4)       28.74         (.8)       18.32
                               ----       ------       -----       ------        ----       ------
Outstanding -- end of
  year....................     22.8       $25.03        21.7       $20.73        35.2       $17.29
                               ====       ======       =====       ======        ====       ======
Exercisable at end of
  year....................     21.9       $24.50        17.3       $17.85        18.8       $13.83
                               ====       ======       =====       ======        ====       ======

     The following summary provides information about Williams stock options outstanding and exercisable at December 31, 1999:

                                                STOCK OPTIONS                   STOCK OPTIONS
                                                 OUTSTANDING                     EXERCISABLE
                                     ------------------------------------   ----------------------
                                                               WEIGHTED-
                                                  WEIGHTED-     AVERAGE                  WEIGHTED-
                                                   AVERAGE     REMAINING                  AVERAGE
                                                  EXERCISE    CONTRACTUAL                EXERCISE
RANGE OF EXERCISE PRICES              OPTIONS       PRICE        LIFE        OPTIONS       PRICE
------------------------             ----------   ---------   -----------   ----------   ---------
                                     (MILLIONS)                             (MILLIONS)
$4.62 to $34.37....................     17.9       $21.02      7.0 years       17.9       $21.00
$35.81 to $45.72...................      4.9        39.71      9.4 years        4.0        40.19
                                        ----                                   ----
         Total.....................     22.8       $25.03      7.5 years       21.9       $24.50
                                        ====                                   ====

     In conjunction with the initial public offering of WCG stock, options for Williams common stock granted in 1999 and 1998 under a WCG plan established in 1998 were converted from options for Williams common stock to options for WCG common stock. The conversion occurred when market prices for Williams and WCG common stock were $37.63 per share and $23.00 per share, respectively. In accordance with APB Opinion No. 25, this conversion resulted in a new measurement date and related pre-tax expense of approximately $.9 million was recognized in 1999. The remaining value of the option conversion will be amortized over the various vesting periods of the converted options. The following summary provides information for the WCG plan stock option activity and related information for 1999 and 1998:

                                                     1999                                   1998
                               -------------------------------------------------   -----------------------
                               OPTIONS FOR   WEIGHTED-     OPTIONS     WEIGHTED-   OPTIONS FOR   WEIGHTED-
                                WILLIAMS      AVERAGE      FOR WCG      AVERAGE     WILLIAMS      AVERAGE
                                 COMMON      EXERCISE      COMMON      EXERCISE      COMMON      EXERCISE
                                  STOCK        PRICE        STOCK        PRICE        STOCK        PRICE
                               -----------   ---------   -----------   ---------   -----------   ---------
                               (MILLIONS)                (MILLIONS)                (MILLIONS)
Outstanding -- beginning of
  year.......................       .5        $30.50          --        $   --         --         $   --
Granted......................       --            --         7.6         23.05         .5          30.50
Exercised....................       --            --          --            --         --             --
Conversions of options.......      (.4)        30.71          .7         18.87         --             --
Canceled.....................      (.1)        31.81         (.3)        22.60         --             --
                                   ---        ------         ---        ------         --         ------
Outstanding -- end of year...       --        $   --         8.0        $22.70         .5         $30.50
                                   ===        ======         ===        ======         ==         ======
Exercisable at end of year...       --        $   --          .3        $20.86         --         $   --
                                   ===        ======         ===        ======         ==         ======

                          THE WILLIAMS COMPANIES, INC.

     The following summary provides information about WCG stock options outstanding and exercisable at December 31, 1999:

                                             STOCK OPTIONS                   STOCK OPTIONS
                                              OUTSTANDING                     EXERCISABLE
                                  ------------------------------------   ----------------------
                                                            WEIGHTED-
                                               WEIGHTED-     AVERAGE                  WEIGHTED-
                                                AVERAGE     REMAINING                  AVERAGE
                                               EXERCISE    CONTRACTUAL                EXERCISE
RANGE OF EXERCISE PRICES           OPTIONS       PRICE        LIFE        OPTIONS       PRICE
------------------------          ----------   ---------   -----------   ----------   ---------
                                  (MILLIONS)                             (MILLIONS)
$14.00 to $20.13................      .6        $18.68     8.5 years..       .2        $18.73
$22.56 to $28.94................     7.4         23.05     9.8 years..       .1         23.02
                                     ---                                     --
          Total.................     8.0        $22.70     9.7 years..       .3        $20.86
                                     ===                                     ==

     The estimated fair value at the date of grant of options for Williams common stock granted in 1999, 1998 and 1997, using the Black-Scholes option pricing model, is as follows:

                                                               1999    1998    1997
                                                              ------   -----   -----
Weighted-average grant date fair value of options for
  Williams common stock granted during the year.............  $11.90   $8.19   $7.15
                                                              ======   =====   =====
Assumptions:
  Dividend yield............................................     1.5%    2.0%    1.7%
  Volatility................................................      28%     25%     26%
  Risk-free interest rate...................................     5.6%    5.3%    6.1%
  Expected life (years).....................................     5.0     5.0     5.0

     In addition, the fair value at the date of grant for WCG options granted was estimated using a Black-Scholes option pricing model. For those options for Williams common stock which were converted to options for WCG common stock, the fair value was estimated at the date of conversion using the Black-Scholes option pricing model. The option pricing model used the following weighted-average assumptions: expected life of the stock options of approximately 5 years; volatility of the expected market price of WCG common stock of 60 percent; risk-free interest rate of 6 percent; and no expected future dividend yield. The weighted-average grant date fair value and the weighted-average conversion date fair value for WCG options were $13.10 and $14.21, respectively.

     Pro forma net income and earnings per share, assuming Williams had applied the fair-value method of SFAS No. 123, "Accounting for Stock-Based Compensation" in measuring compensation cost beginning with 1997 employee stock-based awards, are as follows:

                                                 1999                1998               1997
                                           -----------------   ----------------   -----------------
                                            PRO                 PRO                PRO
                                           FORMA    REPORTED   FORMA   REPORTED   FORMA    REPORTED
                                           ------   --------   -----   --------   ------   --------
Net income (Millions)....................  $168.1    $221.4    $68.0    $122.3    $314.1    $351.4
Earnings per share:
  Basic..................................  $  .38    $  .50    $ .14    $  .27    $  .74    $  .83
  Diluted................................  $  .37    $  .50    $ .14    $  .27    $  .73    $  .81

     Pro forma amounts for 1999 include the remaining total compensation expense from Williams awards made in 1998 and the total compensation expense from certain Williams awards made in 1999, as these awards fully vested in 1999 as a result of the accelerated vesting provisions. In addition, 1999 pro forma amounts include compensation expense related to the WCG plan awards and conversions in 1999. Pro forma amounts for 1999 include $47.1 million for Williams awards and $6.2 million for WCG awards.

                          THE WILLIAMS COMPANIES, INC.

     Pro forma amounts for 1998 include the previously unrecognized compensation expense related to the MAPCO options converted at the time of the merger and the remaining total compensation expense from the awards made in 1997, as these awards fully vested in 1998 as a result of the accelerated vesting provisions. Pro forma amounts for 1997 include compensation expense from 78 percent of the awards made in 1996, as these awards fully vested in 1997 as a result of the accelerated vesting provisions. Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

     Williams granted approximately 260,000 and 800,000 deferred Williams shares in 1999 and 1998, respectively. Deferred shares are valued at the date of award, and the weighted-average grant date fair value of the shares granted was $34.84 in 1999 and $31.62 in 1998. Approximately $13 million and $5 million was recognized as expense for deferred shares of Williams in 1999 and 1998, respectively. Expense related to deferred shares is recognized in the performance year or over the vesting period, depending on the terms of the awards. In 1999 and 1998, Williams issued approximately 125,000 and 119,000, respectively, of the deferred shares previously granted. Grants made in 1997 were not significant.

     In conjunction with the WCG initial public offering, 255,000 deferred shares granted under the Williams and WCG plans in 1998 were converted from Williams to WCG stock when the market prices were $37.63 and $23.00, respectively. At that time 25 percent of the shares became fully vested. In accordance with APB opinion No. 25, this conversion resulted in a new measurement date, and accordingly, the related expense of approximately $2.2 million is included in 1999. The remaining value of the deferred share conversion will be amortized over the vesting periods of the converted stock.

NOTE 18. FINANCIAL INSTRUMENTS

  Fair-value methods

     The following methods and assumptions were used by Williams in estimating its fair-value disclosures for financial instruments:

     Cash and cash equivalents and notes payable: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

     Short-term investments, marketable equity securities and Ferrellgas Partners L.P. senior common units: In accordance with SFAS No. 115, these securities are classified as available-for-sale and are reported at fair value, with net unrealized appreciation or depreciation reported as a component of other comprehensive income.

     Notes and other non-current receivables: For those notes with interest rates approximating market or maturities of less than three years, fair value is estimated to approximate historically recorded amounts.

     Investments-cost and advances to affiliates: Fair value is estimated to approximate historically recorded amounts as the investments are primarily in non-publicly traded foreign companies for which it is not practicable to estimate fair value of these investments.

     Long-term debt: The fair value of Williams' long-term debt is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 1999 and 1998, 79 percent and 74 percent, respectively, of Williams' long-term debt was publicly traded. Williams used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

     Williams obligated mandatorily redeemable preferred securities of
Trust: Fair value at December 31, 1999, is estimated to approximate carrying value as the securities were issued in December 1999.

                          THE WILLIAMS COMPANIES, INC.

     Interest-rate swaps: Fair value is determined by discounting estimated future cash flows using forward-interest rates derived from the year-end yield curve. Fair value was calculated by the financial institutions that are the counterparties to the swaps.

     Energy-related trading and hedging: Energy-related trading includes forwards, options, swaps and purchase and sales commitments. Energy-related hedging includes futures, options and swaps. Fair value reflects management's estimates using valuation techniques that reflect the best information available in the circumstances. This information includes various factors such as quoted market prices, estimates of market prices in absence of quoted market prices, contractual volumes, estimated volumes under option and other arrangements that result in varying volumes, other contract terms, liquidity of the market in which the contract is transacted, credit considerations, time value and volatility factors underlying the positions.

  Carrying amounts and fair values of Williams' financial instruments

                                                           1999                    1998
                                                   ---------------------   ---------------------
                                                   CARRYING      FAIR      CARRYING      FAIR
                ASSET (LIABILITY)                   AMOUNT       VALUE      AMOUNT       VALUE
                -----------------                  ---------   ---------   ---------   ---------
                                                                    (MILLIONS)
Cash and cash equivalents........................  $ 1,092.0   $ 1,092.0   $   503.3   $   503.3
Short-term investments...........................    1,434.8     1,434.8          --          --
Notes and other non-current receivables..........       52.1        52.1        45.2        45.2
Investments-cost and advances to affiliates......      773.0       773.0       401.0       401.0
Marketable equity securities.....................      288.1       288.1        77.0        77.0
Ferrellgas Partners L.P. senior common units.....      175.7       175.7          --          --
Notes payable....................................   (1,378.8)   (1,378.8)   (1,052.7)   (1,052.7)
Long-term debt, including current portion........   (9,431.3)   (9,349.1)   (6,757.0)   (6,896.2)
Williams obligated mandatorily redeemable
  preferred securities of Trust..................     (175.5)     (175.5)         --          --
Interest-rate swaps..............................      (29.0)      (47.5)      (50.7)      (45.6)
Energy-related trading:
  Assets.........................................      555.9       555.9       548.1       548.1
  Liabilities....................................     (449.1)     (449.1)     (491.6)     (491.6)
Energy-related hedging:
  Assets.........................................         --        23.6          --         7.0
  Liabilities....................................        (.7)       (8.2)        (.7)      (10.2)

     The preceding asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts.

     The 1999 average fair value of the energy-related trading assets and liabilities is $565 million and $507 million, respectively. The 1998 average fair value of the energy-related trading assets and liabilities is $485 million and $518 million, respectively.

     Williams has recorded liabilities of $18 million at December 31, 1999 and 1998, for certain guarantees that represent the estimated fair value of these financial instruments.

  Off-balance-sheet credit and market risk

     Williams is a participant in the following transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

                          THE WILLIAMS COMPANIES, INC.

     In 1997, Williams entered into agreements to sell, on an ongoing basis, certain of its accounts receivable. At December 31, 1999 and 1998, $324 million and $302 million have been sold, respectively.

     In connection with the 1995 sale of Williams' network services operations, Williams has been indemnified by LDDS against any losses related to retained guarantees of $91 million and $113 million at December 31, 1999 and 1998, respectively, for lease rental obligations.

     Williams has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $175 million and $83 million at December 31, 1999 and 1998, respectively. Williams believes it will not have to perform under these agreements, because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

  Energy trading activities

     Williams, through Energy Marketing & Trading, provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of energy contracts including forward contracts, futures contracts, option contracts, swap agreements and purchase and sale commitments. See Note 1 for a description of the accounting for these trading activities. The net gain from trading activities was $214.0 million, $112.6 million and $125.8 million in 1999, 1998 and 1997, respectively.

     Energy Marketing & Trading enters into contracts which involve physical delivery of an energy commodity. Prices under these contracts are both fixed and variable. These contracts involve both firm commitments requiring fixed volumes and option and other arrangements that result in varying volumes. Swap agreements call for Energy Marketing & Trading to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. Energy Marketing & Trading buys and sells financial option contracts which give the buyer the right to exercise the option and receive the difference between a predetermined strike price and a market price at the date of exercise. The prices for forward, swap, option and physical contracts consider exchange quoted prices or management's estimates based on the best information available. Energy Marketing & Trading also enters into futures contracts, which are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations.

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

                          THE WILLIAMS COMPANIES, INC.

     The notional quantities for trading activities at December 31 are as follows:

                                                          1999                 1998
                                                   ------------------   ------------------
                                                    PAYOR    RECEIVER    PAYOR    RECEIVER
                                                   -------   --------   -------   --------
Fixed price:
  Natural gas (TBtu).............................  1,933.0   2,019.0    1,310.1   1,413.9
  Refined products, NGLs and crude (MMbbls)......    474.5     436.9      185.2     167.5
  Power (Terawatt Hrs)...........................     35.3      47.1       28.6      23.6
Variable price:
  Natural gas (TBtu).............................  2,523.2   2,243.3    1,749.4   1,537.4
  Refined products, NGLs and crude (MMbbls)......      2.4       3.9       48.5      44.8

     The net cash inflows related to these contracts at December 31, 1999 and 1998, were $76 million and $96 million, respectively. At December 31, 1999, the cash inflows extend primarily through 2010.

  Concentration of credit risk

     Williams' cash equivalents and short-term investments consist of high-quality securities placed with various major financial institutions with high credit ratings. Williams' investment policy limits its credit exposure to any one issuer/obligor.

     At December 31, 1999 and 1998, approximately 21 percent and 33 percent, respectively, of receivables are for the sale or transportation of natural gas and related products or services. Approximately 31 percent and 19 percent of receivables at December 31, 1999 and 1998, respectively, are for the sale or transportation of petroleum products. Approximately 31 percent and 39 percent of receivables at December 31, 1999 and 1998, respectively, are for communications and related services. Approximately 12 percent and 5 percent of receivables at December 31, 1999 and 1998, respectively, are from power and related services. Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern, northwestern and midwestern United States. Petroleum products customers include wholesale, commercial, governmental, industrial and individual consumers and independent dealers located primarily in Alaska and the midsouth and southeastern United States. Power customers include the California Power Exchange, other power marketers and utilities located throughout the majority of the United States. Communications serves a wide range of customers including numerous corporations, none of which is individually significant to its business. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

NOTE 19. CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters and related litigation

     Williams' interstate pipeline subsidiaries, including Williams Pipe Line, have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $189 million for potential refund as of December 31, 1999.

     In 1997, the Federal Energy Regulatory Commission (FERC) issued orders addressing, among other things, the authorized rates of return for three of the Williams interstate natural gas pipeline subsidiaries. All of the orders involve rate cases that became effective between 1993 and 1995 and, in each instance, these cases have been superseded by more recently filed rate cases. In the three orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. However, the long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term

                          THE WILLIAMS COMPANIES, INC.

growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Each of the three pipeline subsidiaries challenged its respective FERC order in an effort to have the FERC change its rate-of-return methodology with respect to these and other rate cases. On January 30, 1998, the FERC convened a public conference to consider, on an industry-wide basis, issues with respect to pipeline rates of return. In July 1998, the FERC issued orders in two of the three pipeline subsidiary rate cases, again modifying its rate-of-return methodology by adopting a formula that gives less weight to the long-term growth component. Certain parties appealed the FERC's action, because the most recent formula modification results in somewhat higher rates of return compared to the rates of return calculated under the FERC's prior formula. In June and July 1999, the FERC applied the new methodology in the third pipeline subsidiary rate case, as well as in a fourth case involving the same pipeline subsidiary. As a result of these orders and developments in certain other regulatory proceedings in the second quarter, each of the three gas pipeline subsidiaries made reductions to its accrued liability for rate refunds to reflect application of the new rate-of-return methodology. In February 2000, the U.S. Court of Appeals for the D.C. Circuit denied the appeal in one of these cases. Reductions for the pipelines totaled approximately $51 million of which $38.2 million is included in Gas Pipeline's segment revenues and segment profit for 1999. In addition, $2.7 million is included in Midstream Gas & Liquids' segment revenues and segment profit for 1999, as a result of its management of certain regulated gathering facilities. The balance is included as a reduction of interest accrued for 1999.

     As a result of FERC Order 636 decisions in prior years, each of the natural gas pipeline subsidiaries has undertaken the reformation or termination of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims. During 1999, Williams Gas Pipelines Central (Central) reached an agreement with its customers, state commissions and FERC staff concerning recovery of certain gas supply realignment costs which arose from supplier take-or-pay contracts.

     During 1999, Central assigned its obligations under its largest remaining gas supply contract to an unaffiliated third party and paid the third party $100 million. Central also agreed to pay the third party a total of $18 million in installments over the next five years, all of which had been accrued in prior years. Central received indemnities from the third party and a release of its obligations under the contract. Central assigned two smaller contracts to an affiliate effective February 1, 1999. As a result of these assignments, Central has no remaining above-market price gas contracts.

     In 1998, as a result of negotiations concerning the portion of the resolution costs which could be recovered from customers, Central expensed $58 million of costs previously expected to be recovered and capitalized as a regulatory asset. The charge represented an estimate of natural gas costs that will not be recoverable from customers. In 1999, Central filed with the FERC to recover all costs related to the three contracts. In 1999, Central reached an agreement in principle with the FERC staff, the state commissions, and its customers on all issues related to recovery of Central's remaining take-or-pay and gas supply realignment costs. The settlement resolved all prudence, eligibility and absorption issues at a level consistent with Central's established accruals and provided that Central would be allowed to recover the costs allocated to its customers by means of a direct bill to be paid, in some instances, over time. The settlement was effective November 1, 1999. On December 30, 1999, Central rendered direct bills to its customers in accordance with the terms of the settlement.

     In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. Through December 31, 1999, Texas Gas has paid approximately $76 million and expects to pay no more than a total of $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $66 million, plus interest, in gas supply realignment costs.

     On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) and a Notice of Inquiry (NOI), proposing revisions to regulatory policies for interstate natural gas transportation service. In the

                          THE WILLIAMS COMPANIES, INC.

NOPR, the FERC proposes to eliminate the rate cap on short-term transportation services and implement regulatory policies that are intended to maximize competition in the short-term transportation market, mitigate the ability of firms to exercise residual monopoly power and provide opportunities for greater flexibility in the provision of pipeline services and to revise certain other rate and certificate policies. In the NOI, the FERC seeks comments on its pricing policies in the existing long-term market and pricing policies for new capacity. Williams filed comments on the NOPR and NOI in the second quarter of 1999. On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the NOPR and NOI. The FERC adopts in Order 637 certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revises its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

     In fourth-quarter 1999, based on developments in regulatory proceedings involving Transcontinental Gas Pipe Line and on advice from counsel, Transcontinental Gas Pipe Line reduced its accrued liability for rate refunds by $21 million to reflect its conclusion that the risk associated with one of the issues in this proceeding has been eliminated. The $21 million reduction is included in Gas Pipeline's segment revenues and segment profit for 1999. Transcontinental Gas Pipe Line is continuing to accrue amounts to account for other issues that may ultimately affect Transcontinental Gas Pipe Line's rate of return in this proceeding. Transcontinental Gas Pipe Line believes the remaining liability is adequate for any refunds that may be required.

     On July 15, 1998, Williams Pipe Line (WPL) received an Order from the FERC which affirmed an administrative law judge's 1996 initial decision regarding rate-making proceedings for the period September 15, 1990, through May 1, 1992. The FERC has ruled that WPL did not meet its burden of establishing that its transportation rates in its 12 noncompetitive markets were just and reasonable for the period and has ordered refunds. WPL accrued $15.5 million, including interest, in second-quarter 1998, for potential refunds to customers for the issues described above. On May 20, 1999, WPL submitted an uncontested offer of settlement to the presiding administrative law judge that would resolve all outstanding rate issues on WPL from September 1, 1990, to the present. This settlement was certified to the FERC as uncontested on June 23, 1999. On October 13, 1999, the FERC approved the settlement without conditions. Based on this favorable settlement and FERC approval, $6.5 million of the original $15.5 million loss provision was reversed in 1999. The settlement became final and non-appealable on December 13, 1999.

  Environmental matters

     Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 1999, these subsidiaries had accrued liabilities totaling approximately $27 million for these costs.

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

                          THE WILLIAMS COMPANIES, INC.

     Transcontinental Gas Pipe Line, Texas Gas and Central have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of December 31, 1999, Central had accrued a liability for approximately $11 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $27 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

     Transcontinental Gas Pipe Line received a letter stating that the U.S. Department of Justice (DOJ), at the request of the EPA, intends to file a civil action against Transcontinental Gas Pipe Line arising from its waste management practices at Transcontinental Gas Pipe Line's compressor stations and metering stations in 11 states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ and Transcontinental Gas Pipe Line are discussing a settlement. While no specific amount was proposed, DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations. Transcontinental Gas Pipe Line cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transcontinental Gas Pipe Line believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

     Energy Services (WES) also accrues environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum, refining and propane marketing operations primarily related to soil and groundwater contamination. At December 31, 1999, WES and its subsidiaries had accrued liabilities totaling approximately $42 million. WES recognizes receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At December 31, 1999, WES and its subsidiaries had accrued receivables totaling $19 million.

     Williams Field Services (WFS), a WES subsidiary, received a Notice of Violation (NOV) from the EPA in February 2000. WFS received a contemporaneous letter from the DOJ indicating that DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. WFS intends to defend this matter, but cannot reasonably estimate the amount of potential liability, if any, at this time. EPA, DOJ, and WFS have scheduled settlement negotiation meetings beginning in March 2000.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At December 31, 1999, Williams had approximately $13 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

  Other legal matters

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers

                          THE WILLIAMS COMPANIES, INC.

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

     In connection with the sale of certain coal assets in 1996, MAPCO entered into a Letter Agreement with the buyer providing for indemnification by MAPCO for reductions in the price or tonnage of coal delivered under a certain pre-existing Coal Sales Agreement dated December 1, 1986. The Letter Agreement is effective for reductions during the period July 1, 1996, through December 31, 2002, and provides for indemnification for such reductions as incurred on a quarterly basis. On October 7, 1999, MAPCO settled buyer's claims for indemnification under the Letter Agreement and certain other unrelated claims in exchange for payment by MAPCO in the amount of $35 million which had been accrued in prior years.

     In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, Texas Gas, Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes.

     Shrier v. Williams was filed on August 4, 1999, in the U.S. District Court for the Northern District of Oklahoma. Oxford v. Williams was filed on September 3, 1999, in state court in Jefferson County, Texas. The Oxford complaint was amended to add an additional plaintiff on September 24, 1999. On October 1, 1999, the case was removed to the U.S. District Court for the Eastern District of Texas, Beaumont Division. Plaintiffs have filed a motion seeking to remand the case back to state court. In each lawsuit, the plaintiff seeks to bring a nationwide class action on behalf of all landowners on whose property the plaintiffs have alleged WCG installed fiber-optic cable without the permission of the landowner. The plaintiffs are seeking a declaratory ruling that WCG is trespassing, damages resulting from the alleged trespass, damages based on WCG's profits from use of the property and damages from alleged fraud. Relief requested by the plaintiff includes injunction against further trespass, actual and punitive damages, and attorneys' fees.

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

     Other communications carriers have been successfully challenged with respect to their rights to use railroad rights of way, which are also challenged by the plaintiffs in Schrier and Oxford. Approximately

                          THE WILLIAMS COMPANIES, INC.

15 percent of the WCG network is installed on railroad rights of way. In many areas, the railroad granting WCG the license holds full ownership of the land, in which case its license should be sufficient to give WCG valid rights to cross the property. In some states where the railroad is not the property owner but has an easement over the property, the law is unsettled as to whether a landowner's approval is required. WCG generally did not obtain landowner approval where the rights of way are located on railroad easements. In most states, WCG has eminent domain rights which WCG believes would limit the liability for any trespass damages. It is likely that WCG will be subject to other purported class action suits challenging the use of railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time.

     In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries which are incidental to their operations.

  Summary

     While no assurances may be given, Williams, based on advice of counsel, does not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will have a materially adverse effect upon Williams' future financial position, results of operations or cash flow requirements.

  Commitments

     Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion and certain other services for purposes of generating electricity. At December 31, 1999, annual estimated committed payments under these contracts range from approximately $20 million to $383 million, resulting in total committed payments over the next 23 years of approximately $7 billion.

     Williams has also entered into an agreement giving Williams a 25 year right to use a portion of a third party's wireless local capacity. Williams will pay a total of $400 million over four years for this right and will amortize the total payments over the 25 year usage term. As of December 31, 1999, Williams has paid approximately $172 million.

     See Note 11 for commitments for construction and acquisition of property, plant and equipment.

NOTE 20. RELATED PARTY TRANSACTIONS

     Williams Consolidated Financial Statements include various transactions with related parties. Significant transactions are as follows.

     Nortel charges Solutions LLC for certain corporate administrative expenses which are directly identifiable or allocable to Solutions LLC. Direct charges from Nortel for the years ended December 31, 1999, 1998 and 1997 were approximately $2 million, $11 million and $15 million, respectively. These costs are included in selling, general and administrative expenses and Solutions' segment loss.

     Additionally, Solutions LLC purchased inventory from Nortel for use in equipment installations for $480 million and $468 million in 1999 and 1998, respectively, and $311 million for the period from April 30, 1997 (date on which Nortel became a related party) to December 31, 1997. Solutions LLC has a distribution agreement with Nortel that extends through December 2002. If for two consecutive years the percentage of Nortel products purchased by Solutions LLC falls below approximately 78 percent and the rate of growth of the purchase of Nortel products by Solution LLC during the two-year period is below that of other Nortel distributors, Nortel may require Williams to buy, or Williams may require Nortel to sell, Nortel's entire interest in Solutions LLC at market value.

     In addition, Williams purchased from Nortel, optronics for use on the communications network for $226 million and $84 million in 1999 and 1998, respectively.

                          THE WILLIAMS COMPANIES, INC.

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The table below presents changes in the components of accumulated other comprehensive income (loss).

                                                                          INCOME (LOSS)
                                                             ---------------------------------------
                                                               UNREALIZED
                                                              APPRECIATION       FOREIGN
                                                             (DEPRECIATION)     CURRENCY
                                                             ON SECURITIES     TRANSLATION    TOTAL
                                                             --------------    -----------    ------
                                                                           (MILLIONS)
Balance at December 31, 1996...............................      $   --          $   --       $   --
1997 change:
  Pre-income tax amount....................................        (3.9)            (.1)        (4.0)
  Income tax benefit.......................................         1.5              --          1.5
                                                                 ------          ------       ------
Balance at December 31, 1997...............................        (2.4)            (.1)        (2.5)
                                                                 ------          ------       ------
1998 change:
  Pre-income tax amount....................................        39.4            (4.9)        34.5
  Income tax expense.......................................       (15.3)             --        (15.3)
                                                                 ------          ------       ------
                                                                   24.1            (4.9)        19.2
                                                                 ------          ------       ------
Balance at December 31, 1998...............................        21.7            (5.0)        16.7
                                                                 ------          ------       ------
1999 change:
  Pre-income tax amount....................................       194.9           (17.9)       177.0
  Income tax expense.......................................       (75.8)             --        (75.8)
  Minority interest in other comprehensive income..........       (14.9)            (.1)       (15.0)
                                                                 ------          ------       ------
                                                                  104.2           (18.0)        86.2
Adjustment due to issuance of subsidiary's common stock....        (5.8)            2.4         (3.4)
                                                                 ------          ------       ------
Balance at December 31, 1999...............................      $120.1          $(20.6)      $ 99.5
                                                                 ======          ======       ======

NOTE 22. SEGMENT DISCLOSURES

     Williams evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings, operating costs and expenses and depreciation, depletion and amortization. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

     Williams' reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. Other includes investments in international energy and communications-related ventures, as well as corporate operations.

     The following table reflects the reconciliation of segment profit, per the table on page F-62, to operating income as reported on the Consolidated Statement of Income.

                                                           1999      1998       1997
                                                          ------    ------    --------
                                                                   (MILLIONS)
Segment profit..........................................  $916.5    $806.0    $1,107.4
General corporate expenses..............................   (67.9)    (89.2)      (95.1)
                                                          ------    ------    --------
Operating income........................................  $848.6    $716.8    $1,012.3
                                                          ======    ======    ========

                          THE WILLIAMS COMPANIES, INC.

     The following geographic area data includes revenues from external customers based on product shipment origin and long-lived assets based upon physical location.

                                                        1999        1998        1997
                                                      ---------   ---------   ---------
                                                                 (MILLIONS)
Revenues from external customers:
  United States.....................................  $ 8,364.9   $ 7,488.2   $ 8,101.1
  Other.............................................      261.2       181.0       140.5
                                                      ---------   ---------   ---------
                                                      $ 8,626.1   $ 7,669.2   $ 8,241.6
                                                      =========   =========   =========
Long-lived assets:
  United States.....................................  $15,248.2   $13,002.5   $12,010.5
  Other.............................................      509.9       250.8       126.9
                                                      ---------   ---------   ---------
                                                      $15,758.1   $13,253.3   $12,137.4
                                                      =========   =========   =========

     Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets and certain other non-current assets.

                          THE WILLIAMS COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

                                                    REVENUES
                                  --------------------------------------------                                        ADDITIONS
                                                           EQUITY                SEGMENT                  EQUITY      TO LONG-
                                  EXTERNAL     INTER-     EARNINGS                PROFIT      TOTAL       METHOD        LIVED
                                  CUSTOMERS    SEGMENT    (LOSSES)     TOTAL      (LOSS)     ASSETS     INVESTMENTS    ASSETS
                                  ---------   ---------   --------   ---------   --------   ---------   -----------   ---------
                                                                           (MILLIONS)
1999
Gas Pipeline..................... $1,762.7    $    59.9    $  9.0    $ 1,831.6   $  697.3   $ 8,628.5     $211.9      $  361.3
Energy Services
  Energy Marketing & Trading.....  2,423.4       (175.5)*     (.5)     2,247.4      106.1     3,251.8        1.9          82.8
  Exploration & Production.......     50.2        139.9        --        190.1       39.8       618.6         --         148.5
  Midstream Gas & Liquids........    661.0        380.1     (12.1)     1,029.0      230.8     3,514.4      216.0         341.9
  Petroleum Services.............  1,631.5      1,264.1        .5      2,896.1      165.0     2,557.0      107.0         715.7
  Merger-related costs...........       --           --        --           --      (12.7)         --         --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   4,766.1      1,608.6     (12.1)     6,362.6      529.0     9,941.8      324.9       1,288.9
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Communications
  Network........................    356.5         47.5       1.2        405.2     (129.6)    3,523.9       11.3       1,541.6
  Solutions......................  1,406.0           --        --      1,406.0      (64.6)    1,518.6         --          46.7
  Strategic Investments..........    256.4           .3     (27.2)       229.5     (124.0)    1,335.4       45.7         140.2
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   2,018.9         47.8     (26.0)     2,040.7     (318.2)    6,377.9       57.0       1,728.5
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Other............................     78.4         40.1      (3.9)       114.6        8.4     6,629.3      121.3         294.8
Eliminations.....................       --     (1,756.4)       --     (1,756.4)        --    (6,289.0)        --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
        Total.................... $8,626.1    $      --    $(33.0)   $ 8,593.1   $  916.5   $25,288.5     $715.1      $3,673.5
                                  ========    =========    ======    =========   ========   =========     ======      ========
1998
Gas Pipeline..................... $1,633.5    $    51.1    $   .2    $ 1,684.8   $  610.4   $ 8,386.2     $  8.9      $  485.0
Energy Services
  Energy Marketing & Trading.....  2,025.3       (111.5)*    (6.7)     1,907.1       39.0     2,596.8         .8          27.3
  Exploration & Production.......     33.5        105.8        --        139.3       27.2       484.1         --          58.1
  Midstream Gas & Liquids........    799.0         63.7       8.2        870.9      225.7     3,201.8      129.1         342.6
  Petroleum Services.............  1,417.2      1,016.5        .4      2,434.1      144.9     2,525.2       96.0         264.2
  Merger-related costs...........       --           --        --           --      (50.7)         --         --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   4,275.0      1,074.5       1.9      5,351.4      386.1     8,807.9      225.9         692.2
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Communications
  Network........................    145.2         49.7        --        194.9      (26.3)      712.9         --         387.4
  Solutions......................  1,366.8           --        --      1,366.8      (54.1)      946.4         --          68.5
  Strategic Investments..........    216.5          4.8     (18.4)       202.9     (112.6)      638.4       43.2          58.5
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   1,728.5         54.5     (18.4)     1,764.6     (193.0)    2,297.7       43.2         514.4
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Other............................     32.2         30.8       5.4         68.4        2.5     4,782.4       96.6         157.3
Eliminations.....................       --     (1,210.9)       --     (1,210.9)        --    (5,626.9)        --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
        Total.................... $7,669.2    $      --    $(10.9)   $ 7,658.3   $  806.0   $18,647.3     $374.6      $1,848.9
                                  ========    =========    ======    =========   ========   =========     ======      ========
1997
Gas Pipeline..................... $1,626.9    $    52.7    $   .5    $ 1,680.1   $  614.7   $ 8,202.8     $  6.7      $  435.9
Energy Services
  Energy Marketing & Trading.....  2,018.2        232.2      (5.6)     2,244.8       53.4     1,688.8        1.8         102.4
  Exploration & Production.......      3.6        126.5        --        130.1       30.3       367.2         --          63.3
  Midstream Gas & Liquids........    929.1        100.5        --      1,029.6      282.3     3,188.3       87.5         212.0
  Petroleum Services.............  2,192.9        233.7        .4      2,427.0      173.4     1,842.0        9.6         150.5
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   5,143.8        692.9      (5.2)     5,831.5      539.4     7,086.3       98.9         528.2
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Communications
  Network........................     22.0         21.0        --         43.0        3.3       240.1        2.3         178.2
  Solutions......................  1,206.5           --        --      1,206.5       47.3       869.0         --         247.5
  Strategic Investments..........    213.1          4.9      (2.4)       215.6     (108.7)      329.6        3.8          98.9
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   1,441.6         25.9      (2.4)     1,465.1      (58.1)    1,438.7        6.1         524.6
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Other............................     29.3          9.1      15.0         53.4       11.4     2,476.7      143.8         208.7
Eliminations.....................       --       (780.6)       --       (780.6)        --    (2,921.7)        --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
        Total.................... $8,241.6    $      --    $  7.9    $ 8,249.5   $1,107.4   $16,282.8     $255.5      $1,697.4
                                  ========    =========    ======    =========   ========   =========     ======      ========


                                   DEPRECIATION,
                                    DEPLETION &
                                   AMORTIZATION
                                   -------------
                                    (MILLIONS)
1999
Gas Pipeline.....................     $285.1
Energy Services
  Energy Marketing & Trading.....       35.3
  Exploration & Production.......       23.5
  Midstream Gas & Liquids........      143.8
  Petroleum Services.............       82.9
  Merger-related costs...........         --
                                      ------
                                       285.5
                                      ------
Communications
  Network........................       43.5
  Solutions......................       48.3
  Strategic Investments..........       44.6
                                      ------
                                       136.4
                                      ------
Other............................       35.0
Eliminations.....................         --
                                      ------
        Total....................     $742.0
                                      ======
1998
Gas Pipeline.....................     $287.0
Energy Services
  Energy Marketing & Trading.....       30.1
  Exploration & Production.......       26.0
  Midstream Gas & Liquids........      121.6
  Petroleum Services.............       70.8
  Merger-related costs...........         --
                                      ------
                                       248.5
                                      ------
Communications
  Network........................       13.2
  Solutions......................       36.9
  Strategic Investments..........       33.7
                                      ------
                                        83.8
                                      ------
Other............................       27.0
Eliminations.....................         --
                                      ------
        Total....................     $646.3
                                      ======
1997
Gas Pipeline.....................     $273.0
Energy Services
  Energy Marketing & Trading.....       20.8
  Exploration & Production.......       12.6
  Midstream Gas & Liquids........      131.9
  Petroleum Services.............       67.8
                                      ------
                                       233.1
                                      ------
Communications
  Network........................        4.0
  Solutions......................       29.7
  Strategic Investments..........       33.1
                                      ------
                                        66.8
                                      ------
Other............................       13.0
Eliminations.....................         --
                                      ------
        Total....................     $585.9
                                      ======

---------------

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenues in 1999 and 1998.

                          THE WILLIAMS COMPANIES, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (millions, except per-share amounts). Certain amounts have been restated or reclassified as described in Note 1 of Notes to Consolidated Financial Statements.

                                                        FIRST      SECOND     THIRD      FOURTH
1999                                                   QUARTER    QUARTER    QUARTER    QUARTER
----                                                   --------   --------   --------   --------
Revenues.............................................  $1,944.1   $1,993.0   $2,207.2   $2,448.8
Costs and operating expenses.........................   1,398.5    1,435.9    1,666.9    1,856.7
Income before extraordinary gain and cumulative
  effect of change in accounting principle...........      58.5       18.1       28.1       57.1
Net income...........................................      52.9       18.1       28.1      122.3
Basic earnings per common share:
  Income before extraordinary gain and cumulative
     effect of change in accounting principle........       .13        .04        .06        .13
  Net income.........................................       .12        .04        .06        .28
Diluted earnings per common share:
  Income before extraordinary gain and cumulative
     effect of change in accounting principle........       .13        .04        .06        .12
  Net income.........................................       .12        .04        .06        .27

1998
----
Revenues.............................................  $1,958.8   $1,774.3   $1,886.8   $2,038.4
Costs and operating expenses.........................   1,430.8    1,259.1    1,377.5    1,473.4
Income (loss) before extraordinary loss..............      68.1       60.8       31.9      (33.7)
Net income (loss)....................................      63.3       60.8       31.9      (33.7)
Basic earnings per common share:
  Income (loss) before extraordinary loss............       .16        .14        .07       (.08)
  Net income (loss)..................................       .15        .14        .07       (.08)
Diluted earnings per common share:
  Income (loss) before extraordinary loss............       .15        .14        .07       (.08)
  Net income (loss)..................................       .14        .14        .07       (.08)

     The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

     First-quarter 1999 net income includes a $5.6 million after-tax charge related to a cumulative effect of change in accounting principle (see Note 1). Second-quarter 1999 net income includes a $51 million favorable pre-tax adjustment related to the reduction of certain rate refund liabilities and related interest accruals resulting from regulatory proceedings involving rate-of-return methodology (see Note 19). Also included in second-quarter 1999 net income is a $26.7 million pre-tax charge related to the sale of certain of Strategic Investments' network application businesses. An additional $1.7 million was recorded in the fourth quarter relating to this sale (see Note 5). Fourth-quarter 1999 net income for Gas Pipeline includes a $21 million favorable pre-tax reduction of certain rate refund liabilities resulting from recent developments in regulatory proceedings which concluded that the risk involved with one of the issues in the proceedings had been eliminated (see Note 19). Also included in fourth-quarter 1999 net income are pre-tax gains of approximately $31 million from sales of operating assets (see Note 5) and an after-tax gain of $65.2 million related to the sale of Williams' retail propane business, Thermogas L.L.C. (see Note 7).

     First-quarter, second-quarter, third-quarter and fourth-quarter 1998 net income includes approximately $59 million, $9 million, $6 million and $6 million, respectively, of pre-tax merger-related costs (see Note 2). Second-quarter 1998 net income also includes a pre-tax $15.5 million loss provision for potential refunds to customers (see Note 19). Third-quarter 1998 net income includes $17 million in pre-tax credit loss accruals

                          THE WILLIAMS COMPANIES, INC.

              QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONCLUDED)

for certain retail energy activities. In addition, third-quarter 1998 includes a $23.2 million pre-tax loss related to a venture involved in the technology and transmission of business information for news and educational purposes (see Note
5). Fourth-quarter 1998 net income includes pre-tax accruals totaling approximately $31 million related to the modification of Williams' employees benefit program. Also included in fourth-quarter 1998 net income is a pre-tax charge of $58 million related to certain long-term gas supply contracts (see
Note 19) and $14 million for asset impairments related to Energy Services' decision to change the focus of its retail natural gas and electric business (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          THE WILLIAMS COMPANIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 14(A) 1 AND 2

                                                               PAGE
                                                               ----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended
     December 31, 1999......................................   F-25
  Consolidated balance sheet at December 31, 1999 and
     1998...................................................   F-26
  Consolidated statement of stockholders' equity for the
     three years ended December 31, 1999....................   F-27
  Consolidated statement of cash flows for the three years
     ended December 31, 1999................................   F-28
  Notes to consolidated financial statements................   F-29
  Schedules for the three years ended December 31, 1999:
   I -- Condensed financial information of registrant.......   F-66
  II -- Valuation and qualifying accounts...................   F-72

Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................   F-63

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          THE WILLIAMS COMPANIES, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENT OF INCOME (PARENT)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS,
                                                               EXCEPT PER-SHARE AMOUNTS)
Investing income:
  Consolidated subsidiaries.................................  $ 198.2   $  33.9   $   6.6
  Other.....................................................     15.1       4.6       2.4
Interest accrued:
  Consolidated subsidiaries.................................   (148.0)    (59.4)    (64.5)
  Other.....................................................   (274.7)   (154.2)   (131.0)
Other expense -- net........................................    (24.2)    (13.2)     (2.4)
                                                              -------   -------   -------
Loss from continuing operations before income taxes, equity
  in subsidiaries' income, extraordinary gain (loss) and
  cumulative effect of change in accounting principle.......   (233.6)   (188.3)   (188.9)
Credit for income taxes.....................................    (87.8)    (72.3)    (69.3)
                                                              -------   -------   -------
Loss from continuing operations before equity in
  subsidiaries' income, extraordinary gain (loss) and
  cumulative effect of change in accounting principle.......   (145.8)   (116.0)   (119.6)
Equity in consolidated subsidiaries' income.................    307.6     257.4     556.4
                                                              -------   -------   -------
Income from continuing operations...........................    161.8     141.4     436.8
Loss from discontinued operations...........................       --     (14.3)     (6.3)
                                                              -------   -------   -------
Income before extraordinary gain (loss) and cumulative
  effect of change in accounting principle..................    161.8     127.1     430.5
Extraordinary gain (loss)...................................     65.2      (4.8)    (79.1)
Cumulative effect of change in accounting principle.........     (5.6)       --        --
                                                              -------   -------   -------
Net income..................................................    221.4     122.3     351.4
Preferred stock dividends...................................      2.8       7.1       9.8
                                                              -------   -------   -------
Income applicable to common stock...........................  $ 218.6   $ 115.2   $ 341.6
                                                              =======   =======   =======
Basic earnings per common share:
  Income from continuing operations.........................  $   .36   $   .31   $  1.04
  Loss from discontinued operations.........................       --      (.03)     (.02)
                                                              -------   -------   -------
  Income before extraordinary gain (loss) and cumulative
     effect of change in accounting principle...............      .36       .28      1.02
  Extraordinary gain (loss).................................      .14      (.01)     (.19)
  Cumulative effect of change in accounting principle.......     (.01)       --        --
                                                              -------   -------   -------
  Net income................................................  $   .49   $   .27   $   .83
                                                              =======   =======   =======
Diluted earnings per common share:
  Income from continuing operations.........................  $   .35   $   .31   $  1.01
  Loss from discontinued operations.........................       --      (.03)     (.01)
                                                              -------   -------   -------
  Income before extraordinary gain (loss) and cumulative
     effect of change in accounting principle...............      .35       .28      1.00
  Extraordinary gain (loss).................................      .14      (.01)     (.19)
  Cumulative effect of change in accounting principle.......     (.01)       --        --
                                                              -------   -------   -------
  Net income................................................  $   .48   $   .27   $   .81
                                                              =======   =======   =======

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                             BALANCE SHEET (PARENT)

                                     ASSETS

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                  1999            1998
                                                                ---------       --------
                                                                       (MILLIONS)
Current assets:
  Cash and cash equivalents.................................    $   495.9       $  377.3
  Due from consolidated subsidiaries........................        497.9          108.2
  Receivables...............................................          8.8           70.7
  Other.....................................................         15.4           13.4
                                                                ---------       --------
          Total current assets..............................      1,018.0          569.6
Investments:
  Equity in consolidated subsidiaries.......................     11,459.6        7,445.4
  Due from consolidated subsidiaries........................      3,496.0          927.0
  Other.....................................................        181.3             --
Property, plant and equipment -- net........................         29.1           24.3
Other assets and deferred charges...........................         93.2           37.6
                                                                ---------       --------
          Total assets......................................    $16,277.2       $9,003.9
                                                                =========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable.............................................    $ 1,285.3       $     --
  Due to consolidated subsidiaries..........................      1,466.2          564.2
  Accounts payable and accrued liabilities..................        163.6          118.8
  Long-term debt due within one year........................        132.8          150.0
                                                                ---------       --------
          Total current liabilities.........................      3,047.9          833.0
Long-term debt..............................................      4,699.5        2,290.5
Due to consolidated subsidiaries............................      1,816.9        1,538.7
Deferred income taxes.......................................        132.3           22.4
Other liabilities...........................................         80.4           61.9
Stockholders' equity:
  Preferred stock...........................................           --          102.2
  Common stock..............................................        463.2          432.3
  Capital in excess of par value............................      3,253.0          982.4
  Retained earnings.........................................      2,807.2        2,849.5
  Accumulated other comprehensive income....................         99.5           16.7
  Other.....................................................        (77.6)         (78.5)
                                                                ---------       --------
                                                                  6,545.3        4,304.6
  Less treasury stock.......................................        (45.1)         (47.2)
                                                                ---------       --------
          Total stockholders' equity........................      6,500.2        4,257.4
                                                                ---------       --------
          Total liabilities and stockholders' equity........    $16,277.2       $9,003.9
                                                                =========       ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                        STATEMENT OF CASH FLOWS (PARENT)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                        (MILLIONS)
Cash provided by operating activities.......................  $   126.9   $   88.8   $    9.6
                                                              ---------   --------   --------
Financing activities:
  Proceeds from notes payable...............................      460.0      305.0    1,068.7
  Payments of notes payable.................................     (269.4)    (654.0)    (989.2)
  Proceeds from long-term debt..............................    1,369.5    2,177.7      682.2
  Payments of long-term debt................................     (243.9)    (989.8)    (854.4)
  Proceeds from issuance of common stock including tax
     benefit................................................      141.3       69.4       65.8
  Purchases of treasury stock...............................         --         --      (18.5)
  Dividends paid............................................     (263.7)    (247.4)    (181.5)
  Other -- net..............................................       (6.0)     (10.3)      (5.1)
                                                              ---------   --------   --------
          Net cash provided (used) by financing
            activities......................................    1,187.8      650.6     (232.0)
                                                              ---------   --------   --------
Investing activities:
  Property, plant and equipment:
     Capital expenditures...................................      (11.5)      (4.3)     (33.3)
     Proceeds from dispositions.............................        3.9         .1       13.7
  Investments in consolidated subsidiaries..................     (460.5)    (264.6)       (.4)
  Changes in due to/due from consolidated subsidiaries......     (734.9)    (104.9)     191.7
  Other -- net..............................................        6.9        6.4        (.1)
                                                              ---------   --------   --------
          Net cash provided (used) by investing
            activities......................................   (1,196.1)    (367.3)     171.6
                                                              ---------   --------   --------
          Increase (decrease) in cash and cash
            equivalents.....................................      118.6      372.1      (50.8)
Cash and cash equivalents at beginning of year..............      377.3        5.2       56.0
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $   495.9   $  377.3   $    5.2
                                                              =========   ========   ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                    NOTES TO FINANCIAL INFORMATION (PARENT)

NOTE 1. BASIS OF PRESENTATION

     During 1999, Williams Holdings of Delaware, Inc., a wholly owned subsidiary, merged with and into The Williams Companies, Inc. (Parent) (Williams (Parent)). Subsequent to the merger, this Condensed Financial Information of Registrant includes the accounts previously reported by Williams Holdings of Delaware, Inc. (Williams Holdings) on a parent company-only basis. The assets and liabilities of Williams Holdings included $1.4 billion of equity in consolidated subsidiaries, a net $1.0 billion due from consolidated subsidiaries, $1.1 billion of notes payable, $114 million of deferred income tax liabilities and $1.3 billion of long-term debt. This Condensed Financial Information of Registrant should be read in conjunction with The Williams Companies, Inc. (Williams) Consolidated Financial Statements and Notes thereto.

NOTE 2. DEBT AND BANKING ARRANGEMENTS

  Notes payable

     Williams (Parent) has entered into a commercial paper program backed by a $1.4 billion short-term bank-credit facility. Prior to the 1999 Williams Holdings merger, this commercial paper program was included in Williams Holdings. At December 31, 1999, $1.2 billion of commercial paper was outstanding under the program. In addition, Williams has entered into various other short-term credit agreements with amounts outstanding totaling $50 million at December 31, 1999. The weighted-average interest rate on the outstanding short-term borrowings at December 31, 1999 was 6.1 percent.

  Long-term debt

     Williams has a $1 billion revolving credit agreement under which certain subsidiaries have access to varying amounts while Williams (Parent) has access to all unborrowed amounts. Interest rates vary with current market conditions.

                                                              WEIGHTED-
                                                               AVERAGE       DECEMBER 31,
                                                              INTEREST    -------------------
                                                                RATE*       1999       1998
                                                              ---------   --------   --------
                                                                              (MILLIONS)
Revolving credit loans......................................     7.0%     $  525.0   $  144.0
Debentures, 6.25% -- 10.25%, payable 2006, 2012, 2020, 2021
  and 2027..................................................     6.4         488.9      137.0
Notes, 5.1% -- 9.625%, payable through 2022(1)..............     6.5       3,518.4    2,059.5
Notes, adjustable rate, payable 2000 and 2004...............     6.3         300.0      100.0
                                                                          --------   --------
                                                                           4,832.3    2,440.5
Current portion of long-term debt...........................                 132.8      150.0
                                                                          --------   --------
                                                                          $4,699.5   $2,290.5
                                                                          ========   ========

---------------

 *  At December 31, 1999, including the effects of interest-rate swaps.

(1) $300 million, 5.95% notes, payable 2010, and $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2000 and 2002, respectively.

     For financial reporting purposes at December 31, 1999, $404 million in obligations which would have otherwise been classified as current debt obligations have been classified as non-current based on Williams' (Parent) intent and ability to refinance on a long-term basis. Williams' (Parent) issuance in January 2000 of $500 million of adjustable rate notes due 2001 is sufficient to complete these refinancings.

                          THE WILLIAMS COMPANIES, INC.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)
                    NOTES TO FINANCIAL INFORMATION (PARENT)

     Aggregate minimum maturities and sinking fund requirements, excluding lease payments, for each of the next five years are as follows:

                                                            (MILLIONS)
                                                            ----------
2000.....................................................     $  133
2001.....................................................        811
2002.....................................................      1,373
2003.....................................................        252
2004.....................................................        372

NOTE 3. DUE FROM AND DUE TO CONSOLIDATED SUBSIDIARIES

     Due from and due to consolidated subsidiaries consist of short-term receivables and payables with subsidiaries and promissory notes to and from subsidiaries. Williams (Parent) maintains various promissory notes with its subsidiaries for both advances from and advances to Williams (Parent) depending on the cash position of each subsidiary. Amounts outstanding are payable on demand; however, the amounts outstanding at December 31, 1999 and 1998 have been classified as long-term to the extent there are no expectations for Williams (Parent) and its subsidiaries to demand payment in the next year. The agreements do not require commitment fees. Interest is payable monthly, and rates vary with market conditions.

     In 1999, Williams (Parent) issued $175 million in zero coupon subordinated debentures which yield a 7.92 percent return and mature no later than March 2002 to Williams Capital Trust I, a consolidated entity. These debentures are included in non-current due to consolidated subsidiaries at December 31, 1999.

     In 1995, Williams (Parent) issued $360 million in convertible debentures and warrants to Williams Holdings in exchange for 12.2 million shares of Williams (Parent) common stock purchased on the open market and held by that subsidiary. The debentures were included in non-current due to consolidated subsidiaries at December 31, 1998. Upon the 1999 merger of Williams Holdings into Williams (Parent), the convertible debentures and warrants were retired.

NOTE 4. STOCKHOLDERS' EQUITY

     During 1999, each remaining share of Williams (Parent) $3.50 cumulative convertible preferred stock was converted at the option of the holder into
4.6875 shares of Williams common stock prior to the redemption date.

     During 1999, Williams (Parent) contributed approximately 18.7 million shares of its previously un-issued common stock to a wholly owned subsidiary in exchange for investments in certain foreign operations which were subsequently contributed by Williams (Parent) to another wholly owned subsidiary. The issuance of the common stock was recorded at the May 27, 1999 market value of $915 million. For the Condensed Financial Information of Registrant, the issuance of the stock is reflected in stockholders' equity, however, the issuance of the stock is eliminated for the Consolidated Financial Statements of Williams.

     See Note 15 of Notes to Consolidated Financial Statements for discussion of the impact on Williams (Parent) of the 1999 issuance of common stock by a subsidiary.

NOTE 5. DIVIDENDS RECEIVED

     Cash dividend from subsidiaries and companies accounted for on an equity basis are as follows: 1999 -- $162.0 million; 1998 -- $177.5 million; and 1997 -- $266.9 million.

NOTE 6. GUARANTEES

     At December 31, 1999, Williams Communications Group, Inc., a subsidiary of Williams (Parent), has a $1.05 billion long term credit agreement that is guaranteed by Williams (Parent). Williams (Parent) is

                          THE WILLIAMS COMPANIES, INC.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)
                    NOTES TO FINANCIAL INFORMATION (PARENT)

expected to be released from the guarantees in the first quarter of 2000. At December 31, 1999 no amounts were outstanding under this facility.

     See Note 13 of Notes to Consolidated Financial Statements for discussion of Williams (Parent) guarantee of the residual value of network assets under lease. In addition, see Notes 14 and 18 of the Notes to Consolidated Financial Statements for discussion of other guarantees by Williams (Parent).

NOTE 7. CONTINGENT LIABILITIES

     See Note 19 of Notes to Consolidated Financial Statements for discussion of environmental matters related to the assets of Agrico Chemical Company which were sold in 1987.

                          THE WILLIAMS COMPANIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                            ----------------
                                                            CHARGED
                                                            TO COSTS
                                                BEGINNING     AND                             ENDING
                                                 BALANCE    EXPENSES   OTHER    DEDUCTIONS    BALANCE
                                                ---------   --------   -----    ----------    -------
                                                                     (MILLIONS)
Year ended December 31, 1999:
  Allowance for doubtful accounts --
     Receivables(a)...........................    $30.5      $28.3     $ --       $10.8(c)     $48.0
  Price-risk management credit reserves(a)....     13.0       (2.4)      --          --         10.6
  Refining and processing plant major
     maintenance accrual(b)...................      5.3        7.8      3.9(e)      9.4(d)       7.6
Year ended December 31, 1998:
  Allowance for doubtful accounts --
     Receivables(a)...........................     21.5       39.8       --        30.8(c)      30.5
     Other assets(a)..........................      4.6         --       --         4.6(c)        --
  Price-risk management credit reserves(a)....      7.7        5.3       --          --         13.0
  Refining and processing plant major
     maintenance accrual(b)...................      6.2        5.1       --         6.0(d)       5.3
Year ended December 31, 1997:
  Allowance for doubtful accounts --
     Receivables(a)...........................     11.4       13.3      7.0(e)     10.2(c)      21.5
     Other assets(a)..........................      4.6         --       --          --          4.6
  Price-risk management credit reserves(a)....      7.6         .1       --          --          7.7
  Refining and processing plant major
     maintenance accrual(b)...................      5.6        4.6       --         4.0(d)       6.2

---------------

(a)  Deducted from related assets.

(b)  Included in liabilities.

(c)  Represents balances written off, net of recoveries and reclassifications.

(d)  Represents payments made.

(e)  Primarily relates to acquisitions of businesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors and nominees for Director of Williams required by Item 401 of Regulation S-K is presented under the heading "Election of Directors" in Williams' Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the Company for 2000 (the "Proxy Statement"), which information is incorporated by reference herein. A copy of the Proxy Statement is filed as an exhibit to the Form 10-K. Information regarding the executive officers of Williams is presented following Item 4 herein, as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated by reference herein.

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

                                      III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2. The financial statements and schedules listed in the accompanying index to consolidated financial statements are filed as part of this annual report.

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
  Exhibit 2
       *(a)                -- Agreement and Plan of Merger, dated as of November 23,
                              1997, and as amended on January 25, 1998, among The
                              Williams Companies, Inc., MAPCO Inc. and TML Acquisition
                              Corp. (filed as Exhibit 2.1 to Williams' Registration
                              Statement on Form S-4, filed January 27, 1998).
  Exhibit 3
       *(a)                -- Restated Certificate of Incorporation of Williams (filed as Exhibit 4(a) to Form 8-B Registration Statement, filed
                              August 20, 1987).
       *(b)                -- Certificate of Amendment of Restated Certificate of
                              Incorporation, dated May 20, 1994 (filed as Exhibit 3(d)
                              to Form 10-K for the fiscal year ended December 31,
                              1994).
       *(c)                -- Certificate of Amendment of Restated Certificate of
                              Incorporation dated May 16, 1997 (filed as Exhibit 4.3 to
                              the Registration Statement on Form S-8 filed November 21,
                              1997).
       *(d)                -- Certificate of Amendment of Restated Certificate of
                              Incorporation, dated February 26, 1998 (filed as Exhibit
                              3(d) to Form 10-K for the fiscal year ended December 31,
                              1997).
       *(e)                -- Certificate of Increase of Authorized Number of Shares of
                              Series A Junior Participating Preferred Stock (filed as
                              Exhibit 3(f) to Form 10-K for the fiscal year ended
                              December 31, 1995).
       *(f)                -- Certificate of Increase of Authorized Number of Shares of
                              Series A Junior Participating Preferred Stock, dated
                              December 31, 1997 (filed as Exhibit 3(g) to Form 10-K for
                              the fiscal year ended December 31, 1997).
       *(g)                -- Rights Agreement, dated as of February 6, 1996, between
                              Williams and First Chicago Trust Company of New York
                              (filed as Exhibit 4 to Williams Form 8-K filed January
                              24, 1996).
       *(h)                -- By-laws of Williams, as amended (filed, as amended, as
                              Exhibit 99.1 to Form 8-K filed January 19, 2000)
  Exhibit 4
       *(a)                -- Form of Senior Debt Indenture between the Company and
                              Chase Manhattan Bank (formerly Chemical Bank), Trustee,
                              relating to the 10 1/4% Debentures, due 2020; the 9 3/8%
                              Debentures, due 2021; Medium-Term Notes (9.10%-9.31%),
                              due 2001; the 7 1/2% Notes, due 1999, and the 8 7/8%
                              Debentures, due 2012 (filed as Exhibit 4.1 to Form S-3
                              Registration Statement No. 33-33294, filed February 2,
                              1990).
       *(b)                -- Second Amended and Restated Credit Agreement, dated as of
                              July 23, 1997, among Williams and certain of its
                              subsidiaries and the banks named therein and Citibank,
                              N.A., as agent (filed as Exhibit 4(c) to Form 10-K for
                              the fiscal year ended December 31, 1997).
       *(c)                -- Amendment dated January 26, 1999, to Second Amended and
                              Restated Credit Agreement dated July 23, 1997, among
                              Williams and certain of its subsidiaries and the banks
                              named therein and Citibank, N.A., as agent (filed as
                              Exhibit 4(c) to Form 10-K for fiscal year ended December
                              31, 1998).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
        (d)                -- Second Amended and Restated Credit Agreement, dated as of
                              January 24, 2000, among Williams and the banks named
                              therein and Citibank, N.A., as agent.
        (e)                -- Second Amendment to Second Amended and Restated Credit
                              Agreement, dated as of January 24, 2000 among Williams
                              and certain of its subsidiaries and the banks named
                              therein and Citibank, N.A., as agent.
       *(f)                -- Form of Senior Debt Indenture between the Company and The
                              First National Bank of Chicago, Trustee, relating to
                              6 1/2% Notes due 2002; 6 5/8% Notes due 2004; floating
                              rate notes due 2000; 6 1/8% Notes due 2001; 6.20% Notes
                              due 2002; 6 1/2% Notes due 2006; 5.95% Structured
                              Putable/ Remarketable Securities due 2010; and 6 1/8%
                              Mandatory Putable/ Remarketable Securities due 2012
                              (filed as Exhibit 4.1 to Registration Statement on Form
                              S-3 filed September 8, 1997).
       *(g)                -- Form of Debenture representing $360,000,000 principal
                              amount of 6% Convertible Subordinated Debenture Due 2005
                              (filed as Exhibit 4.7 to the Registration Statement on
                              Form S-8, filed August 30, 1996).
       *(h)                -- Form of Warrant to purchase 11,305,720 shares of the
                              Common Stock of the Company (filed as Exhibit 4.8 to the
                              Registration Statement on Form S-8, filed August 30,
                              1996).
       *(i)                -- Indenture dated May 1, 1990, between Transco Energy
                              Company and The Bank of New York, as Trustee (filed as an
                              Exhibit to Transco Energy Company's Form 8-K dated June
                              25, 1990).
       *(j)                -- First Supplemental Indenture dated June 20, 1990, between
                              Transco Energy Company and The Bank of New York, as
                              Trustee (filed as an Exhibit to Transco Energy Company's
                              Form 8-K dated June 25, 1990).
       *(k)                -- Second Supplemental Indenture dated November 29, 1990,
                              between Transco Energy Company and The Bank of New York,
                              as Trustee (filed as an Exhibit to Transco Energy
                              Company's Form 8-K dated December 7, 1990).
       *(l)                -- Third Supplemental Indenture dated April 23, 1991,
                              between Transco Energy Company and The Bank of New York,
                              as Trustee (filed as an Exhibit to Transco Energy
                              Company's Form 8-K dated April 30, 1991).
       *(m)                -- Fourth Supplemental Indenture dated August 22, 1991,
                              between Transco Energy Company and The Bank of New York,
                              as Trustee (filed as an Exhibit to Transco Energy
                              Company's Form 8-K dated August 27, 1991).
       *(n)                -- Fifth Supplemental Indenture dated May 1, 1995, among
                              Transco Energy Company, Williams, and The Bank of New
                              York, Trustee (filed as Exhibit 4(l) to Form 10-K for
                              fiscal year ended December 31, 1998).
        (o)                -- First Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams, and
                              Citibank, N.A., as Trustee.
        (p)                -- Second Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams, and
                              Bankers Trust Company, as Trustee.
        (q)                -- Fourth Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams, and
                              The First National Bank of Chicago, as Trustee.
Exhibit 10(iii)            -- Compensatory Plans and Management Contracts
       *(a)                -- The Williams Companies, Inc. Supplemental Retirement
                              Plan, effective as of January 1, 1988 (filed as Exhibit
                              10(iii)(c) to Form 10-K for the year ended December 31,
                              1987).

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
       *(b)                -- Form of Employment Agreement, dated January 1, 1990,
                              between Williams and certain executive officers (filed as
                              Exhibit 10(iii)(d) to Form 10-K for the year ended
                              December 31, 1989).
       *(c)                -- Form of The Williams Companies, Inc. Change in Control
                              Protection Plan between Williams and employees (filed as
                              Exhibit 10(iii)(e) to Form 10-K for the year ended
                              December 31, 1989).
       *(d)                -- The Williams Companies, Inc. 1985 Stock Option Plan
                              (filed as Exhibit A to Williams' Proxy Statement, dated
                              March 13, 1985).
       *(e)                -- The Williams Companies, Inc. 1988 Stock Option Plan for
                              Non-Employee Directors (filed as Exhibit A to Williams'
                              Proxy Statement, dated March 14, 1988).
       *(f)                -- The Williams Companies, Inc. 1990 Stock Plan (filed as
                              Exhibit A to Williams' Proxy Statement, dated March 12,
                              1990).
       *(g)                -- The Williams Companies, Inc. Stock Plan for Non-Officer
                              Employees (filed as Exhibit 10(iii)(g) to Form 10-K for
                              the fiscal year ended December 31, 1995).
       *(h)                -- The Williams Companies, Inc. 1996 Stock Plan (filed as
                              Exhibit A to Williams' Proxy Statement, dated March 27,
                              1996).
       *(i)                -- The Williams Companies, Inc. 1996 Stock Plan for
                              Non-Employee Directors (filed as Exhibit B to Williams'
                              Proxy Statement, dated March 27, 1996).
       *(j)                -- Indemnification Agreement, effective as of August 1,
                              1986, between Williams and members of the Board of
                              Directors and certain officers of Williams (filed as
                              Exhibit 10(iii)(e) to Form 10-K for the year ended
                              December 31, 1986).
       *(k)                -- The Williams Communications Stock Plan (filed as Exhibit
                              99 to the Registration Statement on Form S-8, filed on
                              August 14, 1998).
       *(l)                -- The Williams International Stock Plan (filed as Exhibit
                              10(iii)(l) to Form 10-K for fiscal year ended December
                              31, 1998).
       *(m)                -- Form of Stock Option Secured Promissory Note and Pledge
                              Agreement between Williams and certain employees,
                              officers, and non-employee directors (filed as Exhibit
                              10(iii)(m) to Form 10-K for fiscal year ended December
                              31, 1998).
 Exhibit 12                -- Computation of Ratio of Earnings to Combined Fixed
                              Charges and Preferred Stock Dividend Requirements.
 Exhibit 18                -- Letter regarding change in accounting principles.
 Exhibit 20                -- Definitive Proxy Statement of Williams for 2000 (as filed with the Commission on March 27, 2000).
 Exhibit 21                -- Subsidiaries of the registrant.
Exhibit 23(a)              -- Consent of Independent Auditors, Ernst & Young LLP.
Exhibit 23(b)              -- Consent of Independent Auditors, Deloitte & Touche LLP.
 Exhibit 24                -- Power of Attorney together with certified resolution.
 Exhibit 27                -- Financial Data Schedule.
 Exhibit 27.1              -- Restated Financial Data Schedules for the years ended
                              December 31, 1998 and 1997.
 Exhibit 27.2              -- Restated Financial Data Schedules for the three, six and nine months ended March 31, 1999, June 30, 1999, and
                              September 30, 1999, respectively.
 Exhibit 27.3              -- Restated Financial Data Schedules for the three, six and nine month periods ended March 31, 1998, June 30, 1998,
                              and September 30, 1998, respectively.
 Exhibit 99                -- Opinion of Independent Auditors, Deloitte & Touche LLP.

---------------

* Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

     (b) Reports on Form 8-K.

     On October 18, 1999, Williams filed a current report on Form 8-K to report that its subsidiary, Williams Communications Group, Inc., had sold a minority equity interest to the public in an initial public offering.

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

                                            THE WILLIAMS COMPANIES, INC.
                                            (Registrant)

                                            By:   /s/ SHAWNA L. GEHRES
                                            ------------------------------------
                                                      Shawna L. Gehres
                                                      Attorney-in-fact

Dated: March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE -------------------------------------------  TITLE ----------------------------------------

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

                 /s/ GARY R. BELITZ*                   Controller (Principal Accounting Officer)
-----------------------------------------------------
                   Gary R. Belitz

                /s/ HUGH M. CHAPMAN*                                      Director
-----------------------------------------------------
                   Hugh M. Chapman

                  /s/ GLENN A. COX*                                       Director
-----------------------------------------------------
                    Glenn A. Cox

              /s/ THOMAS H. CRUIKSHANK*                                   Director
-----------------------------------------------------
                Thomas H. Cruikshank

                /s/ WILLIAM E. GREEN*                                     Director
-----------------------------------------------------
                  William E. Green

              /s/ PATRICIA L. HIGGINS*                                    Director
-----------------------------------------------------
                 Patricia L. Higgins

                  /s/ W. R. HOWELL*                                       Director
-----------------------------------------------------
                    W. R. Howell

                 /s/ JAMES C. LEWIS*                                      Director
-----------------------------------------------------
                   James C. Lewis

              /s/ JACK A. MACALLISTER*                                    Director
-----------------------------------------------------
                 Jack A. MacAllister
               /s/ FRANK T. MACINNIS*                                     Director
-----------------------------------------------------
                  Frank T. MacInnis

                /s/ PETER C. MEINIG*                                      Director
-----------------------------------------------------
                   Peter C. Meinig

                /s/ GORDON R. PARKER*                                     Director
-----------------------------------------------------
                  Gordon R. Parker

                /s/ JANICE D. STONEY*                                     Director
-----------------------------------------------------
                  Janice D. Stoney

               /s/ JOSEPH H. WILLIAMS*                                    Director
-----------------------------------------------------
                 Joseph H. Williams

              By: /s/ SHAWNA L. GEHRES
  -------------------------------------------------
                  Shawna L. Gehres
                  Attorney-in-fact

Dated: March 28, 2000

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
Exhibit 4
(d)                        -- Second Amended and Restated Credit Agreement, dated as of
                              January 24, 2000, among Williams and the banks named
                              therein and Citibank, N.A., as agent.
(e)                        -- Second Amendment to Second Amended and Restated Credit
                              Agreement, dated as of January 24, 2000 among Williams
                              and certain of its subsidiaries and the banks named
                              therein and Citibank, N.A., as agent.
(o)                        -- First Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams, and
                              Citibank, N.A., as Trustee.
(p)                        -- Second Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams, and
                              Bankers Trust Company, as Trustee.
(q)                        -- Fourth Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams, and
                              The First National Bank of Chicago, as Trustee.
Exhibit 12                 -- Computation of Ratio of Earnings to Combined Fixed
                              Charges and Preferred Stock Dividend Requirements.
Exhibit 18                 -- Letter regarding change in accounting principles.
Exhibit 20                 -- Definitive Proxy Statement of Williams for 2000 (as filed with the Commission on March 27, 2000).
Exhibit 21                 -- Subsidiaries of the registrant.
Exhibit 23(a)              -- Consent of Independent Auditors, Ernst & Young LLP.
Exhibit 23(b)              -- Consent of Independent Auditors, Deloitte & Touche LLP.
Exhibit 24                 -- Power of Attorney together with certified resolution.
Exhibit 27                 -- Financial Data Schedule.
Exhibit 27.1               -- Restated Financial Data Schedules for the years ended
                              December 31, 1998 and 1997.
Exhibit 27.2               -- Restated Financial Data Schedules for the three, six and nine months ended March 31, 1999, June 30, 1999, and
                              September 30, 1999, respectively.
Exhibit 27.3               -- Restated Financial Data Schedules for the three, six and nine month periods ended March 31, 1998, June 30, 1998,
                              and September 30, 1998, respectively.
Exhibit 99                 -- Opinion of Independent Auditors, Deloitte & Touche LLP.