Form 10-Q
period 2000-03-31
WILLIAMS COMPANIES INC
filed 2000-05-15
CIK 107263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2000
                               ------------------------------------------------

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to__________________


Commission file number                         1-4174
                       --------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                              73-0569878
  ------------------------------     ----------------------------------------
     (State of Incorporation)          (IRS Employer Identification Number)


        ONE WILLIAMS CENTER
          TULSA, OKLAHOMA                               74172
---------------------------------------     --------------------------------
(Address of principal executive office)               (Zip Code)


Registrant's telephone number:                 (918) 573-2000
                               ------------------------------------------------


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

                                Yes X    No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                          Outstanding at April 28, 2000
   -----------------------------         --------------------------------------
    Common Stock, $1 par value                    441,768,700  Shares

                          The Williams Companies, Inc.
                                      Index

Part I. Financial Information                                                        Page
                                                                                     ----
     Item 1. Financial Statements

        Consolidated Statement of Income--Three Months
           Ended March 31, 2000 and 1999                                               2

        Consolidated Balance Sheet--March 31, 2000 and December 31, 1999               3

        Consolidated Statement of Cash Flows--Three Months
           Ended March 31, 2000 and 1999                                               4

        Notes to Consolidated Financial Statements                                     5

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   14

     Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                                           18

Part II. Other Information                                                            19

     Item 6. Exhibits and Reports on Form 8-K

        Exhibit 12--Computation of Ratio of Earnings to Combined
                       Fixed Charges and Preferred Stock Dividend
                       Requirements


     Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss Williams' expected future results based on current and pending business operations. Williams is making these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although The Williams Companies, Inc. believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s 1999 Form 10-K.

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

(Dollars in millions, except per-share amounts)                Three months ended March 31,
                                                             -------------------------------
                                                                 2000               1999*
                                                             ------------       ------------
Revenues:
   Gas Pipeline                                              $      481.3       $      466.9
   Energy Services                                                1,970.5            1,141.3
   Communications                                                   541.2              506.9
   Other                                                             33.4                6.2
   Intercompany eliminations                                       (598.7)            (177.2)
                                                             ------------       ------------
     Total revenues                                               2,427.7            1,944.1
                                                             ------------       ------------
Segment costs and expenses:
   Costs and operating expenses                                   1,802.6            1,398.5
   Selling, general and administrative expenses                     337.9              304.7
   Other (income) expense--net                                         .5               (2.5)
                                                             ------------       ------------
     Total segment costs and expenses                             2,141.0            1,700.7
                                                             ------------       ------------
General corporate expenses                                           19.4               16.9
                                                             ------------       ------------
Operating income (loss):
   Gas Pipeline                                                     197.3              186.8
   Energy Services                                                  205.1              125.1
   Communications                                                  (121.9)             (51.5)
   Other                                                              6.2              (17.0)
   General corporate expenses                                       (19.4)             (16.9)
                                                             ------------       ------------
     Total operating income                                         267.3              226.5
Interest accrued                                                   (228.1)            (143.3)
Interest capitalized                                                 37.6                9.4
Investing income                                                    100.5                6.7
Minority interest in (income) loss and preferred returns
   of consolidated subsidiaries                                      13.8                (.6)
Other income-net                                                      4.4                1.3
                                                             ------------       ------------
Income before income taxes and cumulative
   effect of change in accounting principle                         195.5              100.0
Provision for income taxes                                           74.2               41.5
                                                             ------------       ------------
Income before cumulative effect of change in
   accounting principle                                             121.3               58.5
Cumulative effect of change in accounting principle                 (21.6)              (5.6)
                                                             ------------       ------------
Net income                                                           99.7               52.9
Preferred stock dividends                                              --                1.6
                                                             ------------       ------------
Income applicable to common stock                            $       99.7       $       51.3
                                                             ============       ============
Basic and diluted earnings per common share:
   Income before cumulative effect
     of change in accounting principle                       $        .27       $        .13
   Cumulative effect of change in accounting principle               (.05)              (.01)
                                                             ------------       ------------
   Net income                                                $        .22       $        .12
                                                             ============       ============

   Basic average shares (thousands)                               442,884            432,091
   Diluted average shares (thousands)                             448,105            437,000


Cash dividends per common share                              $        .15       $        .15


*Certain amounts have been restated as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

(Dollars in millions, except per-share amounts)                                    March 31,       December 31,
                                                                                     2000              1999
                                                                                 ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $      626.1      $    1,092.0
   Short-term investments                                                               987.0           1,434.8
   Receivables                                                                        2,572.0           2,508.2
   Inventories                                                                          707.4             631.5
   Energy trading assets                                                                670.8             376.0
   Deferred income taxes                                                                127.8             203.7
   Other                                                                                302.6             270.4
                                                                                 ------------      ------------

        Total current assets                                                          5,993.7           6,516.6

Investments                                                                           2,276.0           1,965.4

Property, plant and equipment, at cost                                               20,111.5          19,249.8
Less accumulated depreciation and depletion                                          (4,242.1)         (4,094.3)
                                                                                 ------------      ------------
                                                                                     15,869.4          15,155.5

Goodwill and other intangible assets--net                                               424.2             435.6
Other assets and deferred charges                                                     1,236.6           1,215.4
                                                                                 ------------      ------------
        Total assets                                                             $   25,799.9      $   25,288.5
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                 $    1,418.8      $    1,378.8
   Accounts payable                                                                   2,172.0           2,049.9
   Accrued liabilities                                                                1,705.3           1,835.2
   Energy trading liabilities                                                           512.5             312.3
   Long-term debt due within one year                                                   513.8             196.0
                                                                                 ------------      ------------
        Total current liabilities                                                     6,322.4           5,772.2

Long-term debt                                                                        8,945.3           9,235.3
Deferred income taxes                                                                 2,511.6           2,581.9
Other liabilities and deferred income                                                 1,281.7           1,041.8
Minority interest in consolidated subsidiaries                                          517.9             561.5
Contingent liabilities and commitments
Preferred ownership interests of subsidiaries:
   Preferred interests of subsidiaries                                                  335.1             335.1
   Williams obligated mandatorily redeemable preferred securities of
     Trust holding only Williams indentures                                             179.0             175.5
Stockholders' equity:
   Common stock, $1 par value, 960 million shares authorized,  445.3 million
     issued in 2000, 444.5 million issued in 1999                                       445.3             444.5
   Capital in excess of par value                                                     2,390.3           2,356.7
   Retained earnings                                                                  2,840.6           2,807.2
   Accumulated other comprehensive income                                               152.1              99.5
   Other                                                                                (78.5)            (77.6)
                                                                                 ------------      ------------
                                                                                      5,749.8           5,630.3
   Less treasury stock (at cost), 3.6 million shares of common stock in 2000
     and 3.8 million in 1999                                                            (42.9)            (45.1)
                                                                                 ------------      ------------
        Total stockholders' equity                                                    5,706.9           5,585.2
                                                                                 ------------      ------------
        Total liabilities and stockholders' equity                               $   25,799.9      $   25,288.5
                                                                                 ============      ============

                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

(Millions)                                                                    Three months ended March 31,
----------                                                                  -------------------------------
                                                                                2000               1999*
                                                                            ------------       ------------
OPERATING ACTIVITIES:
   Net income                                                               $       99.7       $       52.9
   Adjustments to reconcile to cash provided from operations:
      Cumulative effect of change in accounting principle                           21.6                5.6
      Depreciation, depletion and amortization                                     199.7              172.9
      Provision (benefit) for deferred income taxes                                (23.4)              29.5
      Gain on dispositions of assets                                               (50.6)               (.3)
      Minority interest in income (loss) and preferred returns of
         consolidated subsidiaries                                                 (13.8)                .6
      Cash provided (used) by changes in assets and liabilities:
         Receivables                                                              (113.8)              32.0
         Inventories                                                               (76.2)             (23.6)
         Other current assets                                                      (30.5)             (34.7)
         Accounts payable                                                          146.3             (104.8)
         Accrued liabilities                                                      (129.2)            (226.5)
      Changes in current energy trading assets and liabilities                     (94.6)             (16.0)
      Changes in non-current energy trading assets and liabilities                 (42.0)               4.2
      Changes in non-current deferred income                                        65.7              116.5
      Other, including changes in non-current assets and liabilities                44.8               29.1
                                                                            ------------       ------------
         Net cash provided by operating activities                                   3.7               37.4
                                                                            ------------       ------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                                     246.0              681.6
   Payments of notes payable                                                      (103.8)             (54.8)
   Proceeds from long-term debt                                                    500.7              727.8
   Payments of long-term debt                                                     (553.1)            (598.9)
   Proceeds from issuance of common stock                                           27.0               82.1
   Dividends paid                                                                  (66.3)             (66.3)
   Other--net                                                                       (8.4)               4.8
                                                                            ------------       ------------
         Net cash provided by financing activities                                  42.1              776.3
                                                                            ------------       ------------

INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                        (935.8)            (418.1)
      Proceeds from dispositions and excess fiber capacity transactions             25.9               41.8
      Changes in accounts payable and accrued liabilities                          (30.4)             (92.4)
   Acquisition of business, net of cash acquired                                      --             (162.9)
   Proceeds from sales of short-term investments                                   469.1                 --
   Proceeds from sales of investments and other assets                             205.8                 --
   Purchases of investments/advances to affiliates                                (233.7)            (353.2)
   Other--net                                                                      (12.6)              (2.1)
                                                                            ------------       ------------
         Net cash used by investing activities                                    (511.7)            (986.9)
                                                                            ------------       ------------
         Decrease in cash and cash equivalents                                    (465.9)            (173.2)

Cash and cash equivalents at beginning of period                                 1,092.0              503.3
                                                                            ------------       ------------
Cash and cash equivalents at end of period                                  $      626.1       $      330.1
                                                                            ============       ============


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

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. General
--------------------------------------------------------------------------------

     The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors, but include all normal recurring adjustments, which, in the opinion of Williams' management, are necessary to present fairly its financial position at March 31, 2000, and its results of operations and cash flows for the three months ended March 31, 2000 and 1999.

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


2. Basis of presentation
--------------------------------------------------------------------------------

     During first-quarter 2000, management of certain activities related to the marketing of products from the Alaska refinery were transferred from Energy Marketing & Trading to Petroleum Services. Prior year amounts for Petroleum Services and Energy Marketing & Trading have been restated to reflect the transfer of these operations.

     In fourth-quarter 1999, Williams conformed its accounting for all of its inventories of non-trading crude oil and refined products to the average-cost method or market, if lower, the method used for the majority of such inventories. Previously, certain of these inventories were carried on the last-in, first-out cost method. All previously reported results have been restated to reflect the retroactive application of this accounting change. The accounting change increased net income for the three months ended March 31, 1999, by $2.6 million or $.01 per diluted share.

     Network's recognition of revenue related to cash received for the right to use portions of its fiber-optic network was impacted by Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66," issued in June 1999. Network's lease transactions entered into after June 30, 1999, are accounted for as operating leases unless title to the fibers under lease transfers to the lessee. The effect of this interpretation on first-quarter 2000 results was insignificant.

     Certain other income statement and cash flow amounts have been reclassified to conform to the current classifications.


3. Investing income
--------------------------------------------------------------------------------

     During first-quarter 2000, Williams sold a portion of its investment in certain marketable equity securities for a gain of $31.5 million.

     In a series of transactions during first-quarter 2000, Williams sold a portion of its investment in ATL-Algar Telecom Leste S.A. (ATL) for approximately $168 million in cash to SBC Communications, Inc., which became a related party in first-quarter 2000. This investment had a carrying value of $30 million. Williams recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.


4. Provision for income taxes
--------------------------------------------------------------------------------

     The provision (benefit) for income taxes includes:

                                                 Three months ended
(Millions)                                            March 31,
                                             ------------------------------
                                                 2000              1999
                                             ------------      ------------
Current:
  Federal                                    $       81.2      $        7.8
  State                                              12.7               3.3
  Foreign                                             3.7                .9
                                             ------------      ------------
                                                     97.6              12.0
Deferred:
  Federal                                           (40.9)             24.5
  State                                              21.6               5.0
  Foreign                                            (4.1)               --
                                             ------------      ------------
                                                    (23.4)             29.5
                                             ------------      ------------
Total provision                              $       74.2      $       41.5
                                             ============      ============

   The effective income tax rate for the three months ended March 31, 2000, is greater than the federal statutory rate due primarily to the effects of state income taxes, partially offset by the tax benefit of permanent basis differences on certain assets sold during the first quarter.

   The effective income tax rate for the three months ended March 31, 1999, is greater than the federal statutory rate due primarily to the effects of state income taxes.

5. Cumulative effect of change in accounting principle
--------------------------------------------------------------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Among other things, SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. Historically, Solutions' revenue recognition policy has been to recognize revenues on new systems sales and upgrades under the percentage-of-completion method. Revenues on the contracts were initially recognized upon delivery of equipment with the remaining revenues under the contract being recognized over the installation period based on the relationship of incurred labor to total estimated labor. In light of the new guidance issued in SAB 101, effective January 1, 2000, Solutions has changed its method of accounting for new systems sales and upgrades from the percentage-of-completion method to the completed-contract method. The provisions of SAB 101 permit Solutions to treat this change in accounting principle as a cumulative effect adjustment consistent with rules issued under Accounting Principles Board Opinion No. 20. The cumulative effect of the accounting change resulted in a charge to first-quarter 2000 net income of $21.6 million (net of income tax benefits of $14.9 million and minority interest of $21 million). Solutions recognized $138.2 million of revenue in first-quarter 2000 that was included in the cumulative effect adjustment.

     Pro forma amounts, assuming the completed-contract method is applied retroactively, are as follows:


(Dollars in millions;                Three months ended
  except per-share amounts)              March 31,
                              -----------------------------
                                           1999
                                Pro forma        Reported
                              ------------     ------------
Net income                    $       44.8     $       52.9
Earnings per share:
  Basic                       $        .10     $        .12
  Diluted                     $        .10     $        .12

     Effective January 1, 1999, Williams adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that all start-up costs be expensed as incurred, and the expense related to the initial application of this SOP of $5.6 million (net of a $3.6 million benefit for income taxes) is reported as the cumulative effect of a change in accounting principle in first-quarter 1999.


6. Earnings per share
--------------------------------------------------------------------------------

     Basic and diluted earnings per common share are computed as follows:

(Dollars in millions, except                                 Three
per-share amounts; shares in                              months ended
thousands)                                                  March 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Income before cumulative
   effect of change in
   accounting principle                           $      121.3     $       58.5
Preferred stock dividends                                   --              1.6
                                                  ------------     ------------
Income before cumulative
   effect of change in
   accounting principle
   available to common
   stockholders for basic and
   diluted earnings per share                     $      121.3     $       56.9
                                                  ============     ============
Basic weighted-average
   shares                                              442,884          432,091
Effect of dilutive securities:
   Stock options                                         5,221            4,909
                                                  ------------     ------------
Diluted weighted-average
  shares                                               448,105          437,000
                                                  ============     ============
Basic and diluted earnings per
   common share before cumulative
   effect of change in accounting
   principle                                      $        .27     $        .13
                                                  ============     ============


     For 1999, approximately 7.7 million shares related to the assumed conversion of $3.50 convertible preferred stock have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive. Each share of the $3.50 convertible preferred stock was converted during 1999.


7. Inventories
--------------------------------------------------------------------------------

                                                    March 31,      December 31,
(Millions)                                            2000             1999
                                                  ------------     ------------
Raw materials:
   Crude oil                                      $       83.8     $       66.6
   Other                                                   3.4              2.1
                                                  ------------     ------------
                                                          87.2             68.7
Finished goods:
   Refined products                                      224.1            172.5
   Natural gas liquids                                   103.6             83.9
   General merchandise and
     communications equipment                            115.5            116.0
                                                  ------------     ------------
                                                         443.2            372.4

Materials and supplies                                   109.9            110.2
Natural gas in underground storage                        63.9             77.5
Other                                                      3.2              2.7
                                                  ------------     ------------
                                                  $      707.4     $      631.5
                                                  ============     ============

8. Debt and banking arrangements
--------------------------------------------------------------------------------

Notes payable

     Williams has a $1.4 billion commercial paper program, backed by a short-term bank-credit facility. At March 31, 2000, approximately $1.3 billion of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

Debt

--------------------------------------------------------------------------------------
                                       Weighted-
                                        average
                                        interest          March 31,       December 31,
(Millions)                                rate*             2000              1999
                                      ------------      ------------      ------------
Revolving credit loans                         6.8%     $      400.0      $      525.0
Debentures, 6.25% -10.25%,
   payable 2003 - 2027 (1)                     7.0           1,105.1           1,105.2
Notes, 5.1% -10.875%,
   payable through 2022 (2)                    8.0           7,009.0           7,339.1
Notes, adjustable rate,
   payable through 2004                        6.5             853.3             455.0
Other, payable through 2009                    6.8              91.7               7.0
                                                        ------------      ------------
                                                             9,459.1           9,431.3
Current portion of long-term debt                             (513.8)           (196.0)
                                                        ------------      ------------
                                                        $    8,945.3      $    9,235.3
                                                        ============      ============


*    At March 31, 2000, including the effects of interest-rate swaps.

(1) $200 million, 7.08% debentures, payable 2026, are subject to redemption at par at the option of the debtholder in 2001.

(2) $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2002.

     Williams' communications business, Williams Communications Group, Inc.
(WCG), has a $1.05 billion long-term credit agreement. Terms of the credit agreement contain restrictive covenants limiting the transfer of funds to Williams (parent), including the payment of dividends and repayment of intercompany borrowings by WCG to Williams (parent). At March 31, 2000, no amounts were outstanding under this facility. Interest rates vary with current market conditions.

     Under the terms of Williams' $1 billion revolving credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to varying amounts of the facility, while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions.

     In January 2000, Williams issued $500 million of adjustable rate notes due 2001 at an initial interest rate of approximately 6.5 percent. Proceeds were used to repay other long-term debt obligations.


9. Contingent liabilities and commitments
--------------------------------------------------------------------------------

Rate and regulatory matters and related litigation

     Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $208 million for potential refund as of March 31, 2000.

     In 1997, the Federal Energy Regulatory Commission (FERC) issued orders addressing, among other things, the authorized rates of return for three of the Williams interstate natural gas pipeline subsidiaries. All of the orders involve rate cases that became effective between 1993 and 1995 and, in each instance, these cases have been superseded by more recently filed rate cases. In the three orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. However, the long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Each of the three pipeline subsidiaries challenged its respective FERC order in an effort to have the FERC change its rate-of-return methodology with respect to these and other rate cases. On January 30, 1998, the FERC convened a public conference to consider, on an industry-wide basis, issues with respect to pipeline rates of return. In July 1998, the FERC issued orders in two of the three pipeline subsidiary rate cases, again modifying its rate-of-return methodology by adopting a formula that gives less weight to the long-term growth component. Certain parties are appealing the FERC's action, because the most recent formula modification results in somewhat higher rates of return compared to the rates of return calculated under the FERC's prior formula. In June and July 1999, the FERC applied the new methodology in the third pipeline subsidiary rate case, as well as in a fourth case involving the same pipeline subsidiary. In February 2000, the U.S. Court of Appeals for the D.C. Circuit denied the appeal in one of these cases. In March 2000, the FERC applied the new methodology in a fifth case involving a Williams interstate pipeline subsidiary, and certain parties have sought rehearing before the FERC in this proceeding.

     As a result of FERC Order 636 decisions in prior years, each of the natural gas pipeline subsidiaries has undertaken the reformation or termination of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

     In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. Through March 31, 2000,

Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $66 million, plus interest, in gas supply realignment costs.

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


Environmental matters

     Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At March 31, 2000, these subsidiaries had accrued liabilities totaling approximately $26 million for these costs.

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

     Transcontinental Gas Pipe Line, Texas Gas and Central have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of March 31, 2000, Central had accrued a liability for approximately $11 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $26 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

     In July 1999, Transcontinental Gas Pipe Line received a letter stating that the U.S. Department of Justice (DOJ), at the request of the EPA, intends to file a civil action against Transcontinental Gas Pipe Line arising from its waste management practices at Transcontinental Gas Pipe Line's compressor stations and metering stations in 11 states from Texas to New Jersey. DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. DOJ and Transcontinental Gas Pipe Line are discussing a settlement. While no specific amount was proposed, DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations. Transcontinental Gas Pipe Line cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transcontinental Gas Pipe Line believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

     Energy Services (WES) also accrues environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. At March 31, 2000, WES and its subsidiaries had accrued liabilities totaling approximately $40 million. WES accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At March 31, 2000, WES and its subsidiaries had accrued receivables totaling $17 million.

     Williams Field Services (WFS), a WES subsidiary, received a Notice of Violation (NOV) from the EPA in February 2000. WFS received a contemporaneous letter from the DOJ indicating that DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. In April, WFS received a demand for payment in the amount of $1.2 million from the DOJ. WFS disagrees with the assessment and related violations and plans to continue negotiations with the EPA and DOJ.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At March 31, 2000, Williams had approximately $12 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.


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

     In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, Texas Gas, Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi- District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints filed by various defendants including Williams, are pending.

     WCG and a subsidiary are named as defendants in various putative, nationwide class actions brought on behalf of all landowners on whose property the plaintiffs have alleged WCG installed fiber-optic cable without the permission of the landowner. WCG believes that installation of the cable containing the single fiber network that crosses over or near the putative class members' land does not infringe on their property rights. WCG also does not believe that the plaintiffs have sufficient basis for certification of a class action.

     It is likely that WCG will be subject to other putative class action suits challenging its railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time. Thus, WCG cannot be certain that the plaintiffs' purported class action or other purported class actions, if successful, will not have a material adverse effect.

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


Commitments

     Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion and certain other services for purposes of generating electricity. At March 31, 2000, annual estimated committed payments under these contracts range from approximately $20 million to $383 million, resulting in total committed payments over the next 22 years of approximately $7 billion.

10. Adoption of accounting standards
--------------------------------------------------------------------------------

     The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will be effective for Williams beginning January 1, 2001. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. The effect of this standard on Williams' results of operations and financial position is being evaluated.


11. Comprehensive income
--------------------------------------------------------------------------------

     Comprehensive income is as follows:


                                                        Three months ended
(Millions)                                                  March 31,
                                                      2000              1999
                                                  ------------      ------------
Net income                                        $       99.7      $       52.9

Other comprehensive income:
  Unrealized gains on securities                         140.6             120.6
  Realized gains in net income                           (31.5)               --
  Foreign currency
   translation adjustments                                (5.1)            (22.0)
                                                  ------------      ------------
  Other comprehensive
    income before taxes
    and minority interest                                104.0              98.6
  Income taxes on other
    comprehensive income                                 (42.4)            (46.9)
  Minority interest in other
    comprehensive income                                  (9.0)               --
                                                  ------------      ------------
Other comprehensive income                                52.6              51.7
                                                  ------------      ------------
Comprehensive income                              $      152.3      $      104.6
                                                  ============      ============


     During first-quarter 2000, Williams entered into a derivative instrument which will expire in various stages throughout the remainder of 2000 and is designed to hedge the exposure to changes in the price of its investment in certain marketable equity securities. Changes in the fair value of the hedged marketable equity security and the impact of its associated derivative instrument are reflected in other comprehensive income. The derivative instrument will impact realized gains or losses from the sale of the hedged marketable equity security.

12. Segment disclosures
--------------------------------------------------------------------------------

     Williams evaluates performance based upon segment profit (loss) from operations which includes revenues from external and internal customers, equity earnings (losses), operating costs and expenses, depreciation, depletion and amortization and income (loss) from investments. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices. As a result of the assumption of investment management activities within the operating segments, the definition of segment profit (loss) has been modified in first-quarter 2000 to include income (loss) from investments resulting from the management of investments in equity instruments. This income (loss) from investments is reported in investing income in the Consolidated Statement of Income. The prior period segment information has been restated to conform to the current period presentation. The primary components of income from investments included in segment profit (loss) are the gain on the sale of certain marketable equity securities (in Network) and the gain on the sale of investments in ATL-Algar Telecom Leste, S.A. (in Strategic Investments) (see Note 3).

     Williams' reportable segments are strategic business units that offer different products and services. The segments are managed separately, because each segment requires different technology, marketing strategies and industry knowledge. Other includes investments in international energy and certain communications-related ventures, as well as corporate operations.

     In first-quarter 2000, Communications realigned its operating segments into four segments: Network, Broadband Media, Solutions and Strategic Investments. Network includes those operations previously reported as Network, as well as investments in network-related companies and operations of an Australian communications company, which were all previously reported in Strategic Investments. Broadband Media includes operations principally located in the United States offering video, advertising distribution and other multimedia transmission services via terrestrial and satellite links for the broadcast industry, as well as investments in broadband media communications companies. These operations and investments were previously reported in Strategic Investments. Solutions includes the operations previously reported as Solutions, as well as a data systems integration and professional development company in Mexico previously reported in Strategic Investments. Strategic Investments now consists of certain domestic and international companies and investments. Prior year amounts of Communications' operating segments have been restated to conform with current presentation.

     In addition, prior period segment amounts within Energy Services have been restated to reflect the fourth-quarter 1999 change in inventory valuation method and the first quarter 2000 transfer of certain Alaskan operations within Energy Services (see Note 2).

     The following table reflects the reconciliation of operating income (loss) as reported in the Consolidated Statement of Income to segment profit (loss), per the tables on page 13:

                              Three months ended March 31, 2000                    Three months ended March 31, 1999
                        Operating       Income from          Segment          Operating       Income from         Segment
(Millions)            Income (Loss)     Investments       Profit (Loss)     Income (Loss)     Investments      Profit (Loss)
                      ------------      ------------      ------------      ------------      ------------     ------------
Gas Pipeline          $      197.3      $         --      $      197.3      $      186.8      $         --     $      186.8
Energy Services              205.1                --             205.1             125.1                --            125.1
Communications              (121.9)             51.7             (70.2)            (51.5)               --            (51.5)
Other                          6.2                --               6.2             (17.0)               --            (17.0)
                      ------------      ------------      ------------      ------------      ------------     ------------
Total segments               286.7      $       51.7      $      338.4             243.4      $         --     $      243.4
                      ------------      ------------      ------------      ------------      ------------     ------------
General corporate
  expenses                   (19.4)                                                (16.9)
                      ------------                                          ------------
Total operating
  income              $      267.3                                          $      226.5
                      ============                                          ============

                                                                         Revenues
                                            -----------------------------------------------------------
                                             External         Inter-       Equity Earnings                    Segment
(Millions)                                   Customers       segment           (Losses)        Total        Profit (Loss)
                                            ------------   ------------     ------------    ------------    ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000

GAS PIPELINE                                $      460.8   $       14.6     $        5.9    $      481.3    $      197.3
ENERGY SERVICES
  Energy Marketing & Trading                       606.4           (1.1)*             --           605.3            74.2
  Exploration & Production                           7.9           47.9               --            55.8            11.4
  Midstream Gas & Liquids                          172.3          154.2              1.0           327.5            84.5
  Petroleum Services                               630.6          351.3               --           981.9            37.7
  Merger-related costs and
    non-compete amortization                          --             --               --              --            (2.7)
                                            ------------   ------------     ------------    ------------    ------------
  TOTAL ENERGY SERVICES                          1,417.2          552.3              1.0         1,970.5           205.1
                                            ------------   ------------     ------------    ------------    ------------
COMMUNICATIONS
  Network                                          119.0           11.2               .4           130.6           (58.3)
  Broadband Media                                   40.9             --              (.7)           40.2            (6.0)
  Solutions                                        372.4             .8               --           373.2           (22.1)
  Strategic Investments                               --             --             (2.8)           (2.8)           16.2
                                            ------------   ------------     ------------    ------------    ------------
  TOTAL COMMUNICATIONS                             532.3           12.0             (3.1)          541.2           (70.2)
                                            ------------   ------------     ------------    ------------    ------------
OTHER                                               13.2           19.8               .4            33.4             6.2
ELIMINATIONS                                          --         (598.7)              --          (598.7)             --
                                            ------------   ------------     ------------    ------------    ------------
TOTAL                                       $    2,423.5   $         --     $        4.2    $    2,427.7    $      338.4
                                            ============   ============     ============    ============    ============

FOR THE THREE MONTHS ENDED MARCH 31, 1999

GAS PIPELINE                                $      452.3   $       14.5     $         .1    $      466.9    $      186.8
ENERGY SERVICES
  Energy Marketing & Trading                       406.6          (51.4)*            (.1)          355.1            42.0
  Exploration & Production                           1.2           26.3               --            27.5             4.7
  Midstream Gas & Liquids                          193.1           26.9             (2.3)          217.7            46.6
  Petroleum Services                               403.5          137.3               .2           541.0            35.9
  Merger-related costs and
    non-compete amortization                          --             --               --              --            (4.1)
                                            ------------   ------------     ------------    ------------    ------------
  TOTAL ENERGY SERVICES                          1,004.4          139.1             (2.2)        1,141.3           125.1
                                            ------------   ------------     ------------    ------------    ------------
COMMUNICATIONS
  Network                                          107.4           12.7               --           120.1           (22.5)
  Broadband Media                                   38.6             .8               --            39.4            (5.7)
  Solutions                                        340.5             --               --           340.5            (9.1)
  Strategic Investments                             14.7             .3             (8.1)            6.9           (14.2)
                                            ------------   ------------     ------------    ------------    ------------
  TOTAL COMMUNICATIONS                             501.2           13.8             (8.1)          506.9           (51.5)
                                            ------------   ------------     ------------    ------------    ------------
OTHER                                               12.8            9.8            (16.4)            6.2           (17.0)
ELIMINATIONS                                          --         (177.2)              --          (177.2)             --
                                            ------------   ------------     ------------    ------------    ------------
TOTAL                                       $    1,970.7   $         --     $      (26.6)   $    1,944.1    $      243.4
                                            ============   ============     ============    ============    ============

                                                           TOTAL ASSETS
                                                 ----------------------------------
(Millions)                                       March 31, 2000   December 31, 1999
                                                 --------------   -----------------
GAS PIPELINE                                      $    8,641.1      $    8,628.5
ENERGY SERVICES
  Energy Marketing & Trading                           3,833.9           3,209.7
  Exploration & Production                               579.9             618.6
  Midstream Gas & Liquids                              3,528.3           3,514.4
  Petroleum Services                                   2,644.0           2,588.7
                                                  ------------      ------------
  TOTAL ENERGY SERVICES                               10,586.1           9,931.4
                                                  ------------      ------------
COMMUNICATIONS
  Network                                              4,433.0           4,079.8
  Broadband Media                                        287.8             348.0
  Solutions                                            1,272.7           1,537.6
  Strategic Investments                                  564.1             412.5
                                                  ------------      ------------
  TOTAL COMMUNICATIONS                                 6,557.6           6,377.9
                                                  ------------      ------------

OTHER                                                  6,886.8           6,629.3
ELIMINATIONS                                          (6,871.7)         (6,278.6)
                                                  ------------      ------------
TOTAL                                             $   25,799.9      $   25,288.5
                                                  ============      ============

*Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair value accounting, exceed intercompany revenue.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations

First Quarter 2000 vs. First Quarter 1999

CONSOLIDATED OVERVIEW

     Williams' revenues increased $484 million, or 25 percent, due primarily to increased petroleum products and natural gas liquids average sales prices and sales volumes, higher electric power services revenues and growth in Communications' data and voice services. Partially offsetting these increases were lower retail natural gas, electric and propane revenues following the 1999 sale of these businesses and lower Communications' dark fiber lease revenues.

     Segment costs and expenses increased $440 million, or 26 percent, due primarily to higher costs related to increased petroleum products and natural gas liquids average purchase prices and volumes purchased, and higher costs and expenses from growth of Communications' Network operations and infrastructure. Partially offsetting these increases were lower retail natural gas, electric and propane costs following the sale of these businesses in 1999 and lower construction costs associated with Communications' dark fiber leases.

     Operating income increased $41 million, or 18 percent, due primarily to an $80 million increase at Energy Services and improved results from energy-related international investments and operations (included in Other segment profit), partially offset by $70 million higher losses at Communications. Energy Services' increase reflects improved electric power services results and higher per-unit natural gas liquids sales margins, partially offset by lower natural gas trading margins and the absence of retail natural gas, electric and propane margins following the sale of these businesses. The increased losses at Communications result from expenses associated with providing customer services prior to completion of the new network, higher depreciation and network lease expense as the network is brought into operation and higher selling, general and administrative expenses, including costs associated with infrastructure growth and improvement.

     Income before income taxes and cumulative effect of change in accounting principle increased $96 million, from $100 million in 1999 to $196 million in 2000, due primarily to $41 million higher operating income and $94 million higher investing income. Investing income includes a $31.5 million gain on the sale of certain marketable equity securities, a $16.5 million gain on the sale of a portion of the investment in ATL-Algar Telecom Leste S.A. (ATL) and higher interest income. Partially offsetting is $57 million higher net interest expense reflecting increased debt in support of continued expansion and new projects.


GAS PIPELINES

     GAS PIPELINE'S revenues increased $14.4 million, or 3 percent, due primarily to $7 million higher transportation demand revenues, $7 million from the settlement of a prior rate proceeding in 2000 and $6 million higher equity earnings, partially offset by the effect of a $3 million recovery of gas supply realignment costs in 1999.

     Segment profit increased $10.5 million, or 6 percent, due primarily to the higher revenues discussed above, partially offset by a $4 million accrual for gas exchange imbalances and $4 million of costs associated with consolidating the office headquarters of two of the pipelines.

     Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline experiences higher segment profits in the first and fourth quarters as compared with the second and third quarters. On March 17, 2000, Transcontinental Gas Pipe Line received a favorable order from the Federal Energy Regulatory Commission related to the rate of return and capital structure issues in a regulatory proceeding. Based on an initial review of the requests for rehearing filed in April 2000 and preliminary calculations of the financial impact of the FERC's March 17 order, Gas Pipeline estimates that rate refund liabilities will be reduced by approximately $45 million to $50 million in the second quarter of 2000 (a portion of which is attributable to the gas processing operations managed by Midstream Gas & Liquids).


ENERGY SERVICES

     ENERGY MARKETING & TRADING'S revenues increased $250.2 million, or 70 percent, due to a $55.4 million increase in trading revenues and a $194.8 million increase in non-trading revenues. The $55.4 million increase in trading revenues is due primarily to $97 million higher electric power services margins, including $45 million from increased contract origination revenues, $38 million from increased market prices for certain ancillary services in the California portfolio and increased trading volumes. Partially offsetting this increase were $29 million lower natural gas trading margins and $8 million lower margins on crude oil and refined products trading.

     The $194.8 million non-trading revenue increase is due primarily to $308 million higher refined product marketing revenues resulting from higher average sales prices and increased sales volumes primarily reflecting recent expansions of the Memphis refinery. In addition, natural gas liquids revenues were $9 million higher due primarily to a petrochemical plant which was acquired in March 1999. Partially offsetting these increases were $122 million lower retail natural gas, electric and propane revenues following the sale of these businesses in 1999.

     Costs and operating expenses increased $220.8 million, or 82 percent, due primarily to $310 million higher refined product cost of sales associated with non-trading activities, partially offset by lower retail natural gas, electric and propane cost of sales and operating expenses of $66 million and $24 million, respectively, reflecting the 1999 sale of these businesses. These variances are associated with the corresponding changes in non-trading revenues discussed above.

     Segment profit increased $32.2 million, or 77 percent, due primarily to $97 million higher electric power services margins, partially offset by $29 million lower natural gas trading margins and $32 million lower margins following the sale of the retail natural gas, electric and propane businesses in 1999.

     EXPLORATION & PRODUCTION'S revenues increased $28.3 million, or 103 percent, due primarily to $15 million from increased average natural gas sales prices, $8 million from oil and gas properties acquired in April 1999 and $5 million associated with increases in both company-owned production volumes and marketing volumes from the Williams Coal Seam Gas Royalty Trust and royalty interest owners.

     Segment profit increased $6.7 million, or 144 percent, due primarily to a $6 million favorable effect of the April 1999 acquisition and $5 million higher margins from company-owned production, partially offset by a $3 million decrease in margins from the marketing of natural gas.

     MIDSTREAM GAS & LIQUIDS' revenues increased $109.8 million, or 50 percent, due primarily to $81 million higher natural gas liquids sales from processing activities. The liquids sales increase reflects $20 million from a 59 percent increase in volumes sold and $61 million from a 109 percent increase in average natural gas liquids sales prices. The increase in natural gas liquids sales volumes is a result of improved liquids market conditions and a new plant which became operational in the second quarter of 1999. In addition, revenues increased from $13 million higher natural gas liquids pipeline transportation revenues associated with increased shipments, $4 million higher storage revenues following the second-quarter 1999 acquisition of two storage facilities and $3 million higher processing revenues.

     Costs and operating expenses increased $59 million, or 39 percent, due primarily to $31 million higher liquids fuel and replacement gas purchases, $12 million of losses associated with certain propane storage transactions and higher operating and maintenance expenses.

     General and administrative expenses increased $11.9 million, or 51 percent, due primarily to $9 million of costs associated with reorganizing operations including the consolidation in Tulsa of certain support functions previously located in Salt Lake City and Houston. In connection with this, Williams offered certain employees enhanced retirement benefits under an early retirement incentive program in the first quarter of 2000. In addition, severance, relocation and other exit costs were incurred. An additional $3 million to $4 million of such costs are expected to be incurred during the second quarter of 2000. Midstream expects one-year cost savings to exceed these charges.

     Segment profit increased $37.9 million, or 81 percent, due primarily to $47 million higher per-unit natural gas liquids margins reflecting increased petrochemical demand and higher crude oil prices. In addition, transportation, storage and processing revenues increased $13 million, $4 million and $3 million, respectively. Partially offsetting were the $11.9 million higher general and administrative expenses, the $12 million of propane storage losses and higher operating and maintenance expenses.

     PETROLEUM SERVICES' revenues increased $440.9 million, or 81 percent, due primarily to $379 million higher refinery revenues (including $97 million higher intra-segment sales to the travel centers/convenience stores which are eliminated) and $134 million higher travel center/convenience store sales. The $379 million increase in refinery revenues reflects a $338 million increase from 120 percent higher average refined product sales prices and $41 million from a 17 percent increase in refined product volumes sold. The increase in refined product volumes sold follows refinery improvements in mid-1999 which increased capacity. The $134 million increase in travel center/convenience store sales reflects $84 million from 48 percent higher average gasoline and diesel sales prices, $43 million primarily from an 86 percent increase in diesel sales volumes and $8 million higher merchandise sales. The increase in diesel sales volumes reflects the opening of twelve new travel centers since first-quarter 1999. Additional travel centers are planned to open in 2000. In addition, revenues increased due to $20 million higher ethanol sales reflecting both an increase in ethanol volumes sold and higher average ethanol sales prices, $10 million in revenues from a petrochemical plant acquired in March 1999 and $8 million higher revenues from terminalling operations following the acquisition of additional terminals in August 1999, partially offset by $13 million lower fleet management revenues following the sale of a portion of such operations in late 1999.

     Costs and operating expenses increased $429 million, or 88 percent, due primarily to $380 million higher refining costs and $140 million higher travel center/convenience store costs (including $97 million higher intra-segment purchases from the refineries which are eliminated). The $380 million increase in refining costs reflects $340 million from higher crude supply costs and other related per-unit cost of sales, $31 million associated with increased volumes sold and $9 million higher operating costs at the refineries. The $140 million increase in travel center/convenience store costs reflects $88 million from increased average gasoline and diesel purchase prices, $40 million primarily from increased diesel sales volumes, $8 million from increased store operating costs and $4 million higher merchandise costs of sales. In addition, costs and operating expenses increased due to $15 million higher ethanol operating costs, $5 million higher terminalling costs following the

August 1999 acquisition of additional terminals and $5 million of costs from the petrochemical plant acquired in March 1999, partially offset by $14 million lower fleet management operating costs following the sale of a portion of such operations in late 1999.

     Segment profit increased $1.8 million, or 5 percent, due primarily to $10 million from increased refined product volumes sold, $5 million from improved ethanol operations, $5 million from activities at the petrochemical plant acquired in March 1999, $4 million higher gross profit from travel center/convenience store merchandise sales and $3 million from increased terminalling activities following the 1999 acquisition. Largely offsetting these increases were $9 million and $8 million of increased operating costs at the refineries and travel centers/convenience stores, respectively, $4 million higher selling, general and administrative expenses and the favorable effect in 1999 of the recovery of $4 million of environmental costs previously expensed.


COMMUNICATIONS

     NETWORK'S revenues increased $10.5 million, or 9 percent, due primarily to $45 million from growth in both data and voice services provided to customers, partially offset by $31 million lower revenues from dark fiber leases accounted for as sales-type leases on the new network and $4 million lower revenues from an Australian telecommunications operation.

     Costs and operating expenses increased $58.3 million, or 49 percent, due primarily to $37 million higher off-net capacity and local access connection costs associated with providing customer services, $19 million higher operating and maintenance expenses in anticipation and support of future revenue streams, $16 million higher depreciation expense as portions of the new network were placed into service and $12 million higher lease expense for the leased portion of the network. These increases are partially offset by $27 million lower construction costs associated with dark fiber leases accounted for as sales-type leases.

     Selling, general and administrative expenses increased $19.7 million, or 85 percent, due primarily to costs associated with adding resources and infrastructure required to increase and serve a growing customer base as more of the network is installed and lit.

     Segment loss increased $35.8 million, from a $22.5 million loss in 1999 to a $58.3 million loss in 2000, due primarily to the $19.7 million increase in selling, general and administrative expenses, expenses associated with providing customer services off-net prior to completion of the new network and $28 million higher depreciation and network lease expense, partially offset by a $31.5 million gain on the sale of a portion of the investment in certain marketable equity securities.

     BROADBAND MEDIA'S revenues increased $.8 million, or 2 percent, while segment loss increased $.3 million, or 6 percent, due primarily to lower margins.

     SOLUTIONS' revenue recognition policy for new system sales and upgrades was changed from the percentage-of-completion method to the completed-contract method effective January 1, 2000 (see Note 5 of Notes to Consolidated Financial Statements). Solutions' revenues increased $32.7 million, or 10 percent, due primarily to $16 million higher new system sales and upgrades, $9 million higher maintenance and customer service orders and $8 million higher other revenues. If first-quarter 1999 were determined using the completed-contract method, the increase in revenues would have been $61.3 million, or 20 percent.

     Costs and operating expenses increased $38.7 million, or 15 percent, reflecting the higher level of activity associated with the revenue increase. If first-quarter 1999 were determined using the completed-contract method, the increase in cost and operating expenses would have been $59.2 million or 26 percent.

     Segment loss increased $13 million, from $9.1 million in 1999 to $22.1 million in 2000 due primarily to lower margins and $7 million higher selling, general and administrative expenses. If first-quarter 1999 were determined using the completed-contract method, the increase in segment loss would have been $4.9 million. Selling, general and administrative expenses increased due primarily to $6 million higher business integration, support and information technology costs and $3 million higher depreciation and amortization, partially offset by a $4 million decrease in the provision for uncollectible trade receivables.

     STRATEGIC INVESTMENTS' revenues decreased $9.7 million due primarily to the $13 million effect of the July 1999 sale of the audio and video conferencing and closed-circuit video broadcasting businesses, partially offset by $5 million lower equity investment losses following the first-quarter 2000 sale of a portion of the investment in ATL.

     Costs and operating expenses decreased $11.5 million and selling, general and administrative expenses decreased $8.3 million due primarily to the sale of the audio and video conferencing and closed-circuit video broadcasting businesses.

     Segment profit increased $30.4 million, from a $14.2 million segment loss in 1999 to a $16.2 million segment profit in 2000, due primarily to a $16.5 million gain on the sale of a portion of the investment in ATL in the first quarter of 2000 (see Note 3), $3.7 million of dividends from a telecommunications investment, $5 million lower equity investment losses and a $6 million effect of businesses that were generating losses that have been sold or otherwise exited.

OTHER

     OTHER revenues increased $27.2 million, from $6.2 million in 1999, and segment profit improved $23.2 million, from a $17 million segment loss in 1999 to a $6.2 million segment profit in 2000. These improvements were due primarily to $9 million higher Venezuelan gas compression revenues and $18 million lower international equity investment losses. The $9 million higher Venezuelan gas compression revenues reflect higher volumes in 2000 following operational problems experienced in first-quarter 1999. The $18 million lower international equity investment losses reflect mainly the change in accounting for an equity investment to a cost basis investment following a reduction of management influence.

CONSOLIDATED

     INTEREST ACCRUED increased $84.8 million, or 59 percent, due primarily to the $46 million effect of higher borrowing levels combined with the $25 million effect of higher average interest rates. These increases reflect the issuance of $2 billion of high-yield public debt in October 1999 by Communications. Interest capitalized increased $28.2 million, from $9.4 million in 1999 to $37.6 million in 2000, due primarily to increased capital expenditures for the fiber-optic network. Investing income increased $93.8 million, from $6.7 million in 1999 to $100.5 million in 2000, due primarily to $51.7 million of gains from sales of investments and dividends previously discussed within Communications' segment profit and $35 million higher interest income associated primarily with the investment of proceeds from Communications' equity and debt offerings, long-term notes receivable and advances to affiliates. Minority interest in (income) loss and preferred returns of consolidated subsidiaries is $14.4 million favorable to 1999 due primarily to the effect of the 14.7 percent minority ownership interest in Communications following the October 1999 initial public offering and higher losses experienced by Williams Communications Solutions, LLC which has a 30 percent interest held by a minority shareholder.

     The $32.7 million, or 79 percent, increase in the provision for income taxes is primarily a result of higher pre-tax income. The effective income tax rate in 2000 exceeds the federal statutory rate due primarily to the effects of state income taxes, partially offset by the tax benefit of permanent basis differences on certain assets sold during the first quarter. The effective income tax rate in 1999 exceeds the federal statutory rate due primarily to the effects of state income taxes.

     The $21.6 million cumulative effect of change in accounting principle in 2000 relates to Solutions' change in revenue recognition policy from the percentage-of-completion method to the completed-contract method (see Note 5). The $5.6 million cumulative effect of change in accounting principle in 1999 relates to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (see Note 5).

Financial Condition and Liquidity

Liquidity

     Williams considers its liquidity to come from both internal and external sources. Certain of those sources are available to Williams (parent) and certain of its subsidiaries while others can only be utilized by Communications. Williams' unrestricted sources of liquidity, which can be utilized without limitation under existing loan covenants, consist primarily of the following:

o Available cash-equivalent investments of $150 million at March 31, 2000, as compared to $494 million at December 31, 1999.

o $600 million available under Williams' $1 billion bank-credit facility at March 31, 2000, as compared to $475 million at December 31, 1999.

o $45 million available under Williams' $1.4 billion commercial paper program at March 31, 2000, as compared to $154 million at December 31, 1999.

o    Cash generated from operations.

o    Short-term uncommitted bank lines can also be used in managing liquidity.

     Williams' sources of liquidity restricted to use by Communications consist primarily of the following:

o Available cash-equivalent investments and short-term investments totaling $1.3 billion at March 31, 2000, as compared to $1.9 billion at December 31, 1999.

o Communications' $1.05 billion bank-credit facility under which no borrowings were outstanding at March 31, 2000, or December 31, 1999.

     In addition, there are outstanding registration statements filed with the Securities and Exchange Commission for Williams and Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly owned subsidiary of Williams). At March 31, 2000, approximately $755 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt or equity securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. Williams believes any additional financing arrangements, if required, can be obtained on reasonable terms.

     In 2000, capital expenditures and investments are estimated to total approximately $5.3 billion, including approximately $3.2 billion at Communications. Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash generated from operations, (2) the use of the available portion of Williams' $1 billion bank-credit facility, (3) commercial paper (4) short-term uncommitted bank lines, (5) private borrowings and/or (6) debt or equity public offerings. In addition, Communications' capital and investment expenditures, debt payments and working-capital requirements are also expected to be funded with (1) the remaining proceeds from its 1999 initial equity and high-yield debt offerings,
(2) its $1.05 billion bank-credit facility, (3) private borrowings and/or (4) debt or equity public offerings.

Financing Activities

     In January 2000, Williams issued $500 million of adjustable rate notes due 2001 at an initial interest rate of approximately 6.5 percent. Proceeds were used for general corporate purposes, including the repayment of outstanding debt.

     In April 2000, Williams entered into a $400 million three-year term bank credit facility. Williams has 90 days from the date of close to request funds under this facility. At April 30, 2000, Williams has borrowed $150 million under the facility at an initial interest rate of 7.3 percent. The proceeds were used for general corporate purposes, including the repayment of outstanding debt.

     The long-term debt to debt-plus-equity ratio was 61.0 percent at March 31, 2000, compared to 62.3 percent at December 31, 1999. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 65.6 percent at March 31, 2000 and 65.9 percent at December 31, 1999.

Investing Activities

     The increase in capital expenditures in first-quarter 2000 as compared to 1999 is mainly associated with the construction of Communications' fiber-optic network.

     During first-quarter 2000, Communications sold a portion of its investment in certain marketable equity securities for approximately $36 million in cash and a portion of its investment in ATL for approximately $168 million in cash. Communications subsequently advanced $150 million to ATL. In addition, Communications made approximately $48 million of investments in and advances to various communications businesses in first-quarter 2000.

                                     ITEM 3
                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK


Interest Rate Risk

     During first-quarter 2000, Williams issued $500 million in adjustable rate debt due in 2001 at an initial rate of approximately 6.5 percent. Proceeds were used to repay $100 million of variable rate debt and $300 million of 5.95 percent fixed rate debt.

     Subsequent to March 31, 2000, Williams entered into a $400 million three-year term bank-credit facility. Interest rates under this facility are based on LIBOR plus one percent. Williams has 90 days from the date of close to request funds under this facility. At April 30, 2000, Williams has borrowed $150 million under the facility at an initial interest rate of 7.3 percent.


Equity Price Risk

     Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and approximate one percent of Williams' total assets at both March 31, 2000 and December 31, 1999. These investments do have the potential to impact Williams' financial position due to movements in the price of these equity securities. Williams historically has not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. However, during first-quarter 2000, Williams entered into a derivative instrument which will expire in various stages throughout the remainder of 2000 and is designed to hedge the exposure to changes in the price of its investment in certain marketable equity securities. It is reasonably possible that the prices of the equity securities in Williams' marketable equity securities portfolio could experience a 30 percent increase or decrease in the near term. Assuming a 30 percent increase or decrease in prices, the value of Williams' marketable equity securities portfolio at March 31, 2000, which is included in investments in the Consolidated Balance Sheet, would increase or decrease by approximately $102 million or $109 million, respectively.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  The exhibits listed below are filed as part of this report:

                   Exhibit 12--Computation of Ratio of Earnings to Combined
                               Fixed Charges and Preferred Dividend Requirements

                   Exhibit 27--Financial Data Schedule

          (b) During the first quarter of 2000, the Company filed a Form 8-K on January 19, 2000 and March 1, 2000, which reported significant events under Item 5 of the Form and included the Exhibits required by Item 7 of the Form.

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



                                            THE WILLIAMS COMPANIES, INC.
                                            -----------------------------------

                                            (Registrant)






                                        /s/ Gary R. Belitz
                                            -----------------------------------
                                            Gary R. Belitz
                                            Controller
                                            (Duly Authorized Officer and
                                             Principal Accounting Officer)

May 12, 2000

                                 EXHIBIT INDEX



  Exhibit No.                     Description
  -----------                     -----------

     12 Computation of Ratio of Earnings to Combine Fixed Charges and Preferred Dividend Requirements

     27             Financial Data Schedule