Form 10-K405/A
period 1999-12-31
WILLIAMS COMPANIES INC
filed 2000-06-21
CIK 107263

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                EXPLANATORY NOTE

    Effective first-quarter 2000, Communications realigned its operations into four business units and certain marketing activities of the Alaska refinery were transferred from Energy Marketing & Trading to Petroleum Services. This Annual Report on Form 10-K/A amends and restates information previously reported in the Company's Annual Report on Form 10-K, filed March 28, 2000 to reflect the realignment of Communications' business operations and the transfer of the marketing activities of the Alaska refinery. The following Sections of Form 10-K have been amended herein:

Part I    Item 1.    Business
Part II   Item 7.    Management's Discussion & Analysis of Financial Condition
                     and Results of Operations
Part II   Item 7a.   Market Risk Disclosures
Part II   Item 8.    Financial Statements and Supplementary Data
Part III  Item 14.   Exhibit 23(a), Exhibit 23(b)

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

     North Pole Refinery. The North Pole Refinery includes the refinery located at North Pole, Alaska, and a terminal facility at Anchorage, Alaska. The refinery, the largest in the state, is located approximately two miles from its supply point for crude oil, the Trans-Alaska Pipeline System
(TAPS). The refinery's processing capability is approximately 215,000 barrels per day. At maximum crude throughput, the refinery can produce 67,000 barrels per day of refined products. These products are jet fuel, gasoline, diesel fuel, heating oil, fuel oil, naphtha, and asphalt. These products are marketed in Alaska, Western Canada, and the Pacific Rim principally to wholesale, commercial, industrial, and government customers and to Petroleum Services' retail petroleum group. Petroleum Services completed construction of a third crude unit at the refinery in October 1998 that can produce an additional 17,000 barrels per day of refined products, including 14,000 barrels per day of jet fuel. The new crude unit was completed at a cost of $75 million.

     Average daily throughput and barrels processed and transferred by the North Pole Refinery per day are noted below:

                                                           1999      1998      1997
                                                          -------   -------   -------
Throughput (bbl)........................................  185,921   142,471   132,238
Barrels Processed and Sold (bbl)........................   56,395    49,111    47,626

     The North Pole Refinery's crude oil is purchased from the state of Alaska or is purchased or received on exchanges from crude oil producers. The refinery has two long-term agreements with the state of Alaska for the purchase of royalty oil, both of which are scheduled to expire on December 31, 2003. The agreements provide for the purchase of up to 63,000 barrels per day (approximately 29 percent of the refinery's supply) of the state's royalty share of crude oil produced from Prudhoe Bay, Alaska. These volumes, along with crude oil either purchased from crude oil producers or received under exchange agreements or other short-term supply agreements with the state of Alaska, are utilized as throughput in the production of products at the refinery. Approximately 34 percent of the throughput is refined and sold as finished product and the remainder of the throughput is returned to the TAPS and either delivered to repay exchange obligations or sold.

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

     In 1999, EM&T provided supply, distribution, and related risk management services to petroleum producers, refiners, and end-users in the United States and various international regions. During 1999 EM&T's total crude oil and petroleum products (physical and notional) marketed averaged 2,396.8 Mbbl per day. During 1999 EM&T also marketed natural gas liquids with total volumes (physical) averaging 244.9 Mbbl per day.

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

                                                            1999      1998      1997
                                                           -------   -------   -------
Average marketing and trading volumes (physical and
  notional):
  Natural gas (Bcf per day)..............................     34.1      27.7      22.3
  Refined products, natural gas liquids, crude oil (mbbl
     per day)............................................  2,641.7   2,577.5   1,521.3
  Electricity (GWh)......................................  285,413   148,400    72,390
  Propane gallons (millions).............................    267.6     262.6     297.2

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

     Williams Communications is comprised of four business segments: Network, which owns and operates Communications' fiber optic network and which makes investments in communications businesses that create demand for capacity on the Communications network, increase Williams Communications service capabilities, strengthen its customer relationships, and develop its expertise in advanced transmission electronics. Broadband Media, which provides worldwide transmission of live and non-live media content through integrated fiber-optic, satellite, and teleport services; Solutions, which provides equipment sales and service, professional services, and sale of carrier services; and Strategic Investments, which makes investments in domestic and foreign communications businesses that extend its reach. In 1999, Communications sold Global Access, its audio- and video-conferencing business. See Note 5 of Notes to Consolidated Financial Statements. In 1999, Communications also decided to abandon its Telemetry business. Communications has approximately 9,200 employees.

NETWORK

     Products and Services. Network's products and services fall into seven categories: packet-based data services, private line services, voice services, local services, dark fiber rights, optical wave services, and network design and operational support. In addition to its domestic network, Network owns a 43 percent economic interest in and holds a majority of board seats of PowerTel, an Australian company that plans to build, own, and operate communications networks serving the three cities of Brisbane, Melbourne and Sydney, Australia, and plans to provide local services in the central business districts of these cities.

     Revenues. In 1999, 1998, and 1997, Network contributed approximately 21.5, 11.7, and 2.9 percent, respectively, to Communications' total revenues.

     Network. At December 31, 1999, Communications had approximately 26,000 domestic route miles of fiber optic cable primarily installed in the ground, with approximately 20,000 of those miles in operation. As of December 31, 1999, Williams Communications had 38 points of presence.

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

     Network's largest customers for 1999 were Intermedia, which accounted for 23 percent of Network's revenues, and WinStar, which accounted for 20 percent of Network's revenues. Network's next four largest customers accounted for a total of 26 percent of Network's total revenues.

     Network Investments. Network holds investments in domestic and foreign businesses that create demand for capacity on the Communications network, increase Communications' service capabilities, strengthen Communications' customer relationships, and develop Communications' expertise in advanced transmission electronics. Individual domestic and international strategic investments are discussed below.

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

     Sycamore Networks. Sycamore Networks is a manufacturer of cutting edge high-end fiber optic transmission equipment, especially DWDM equipment. As of March 14, 2000, Communications owns 252,000 shares, or less than one percent of Sycamore's common stock.

     The Management Network Group. TMNG is a provider of strategy, management, operational and e-business consulting services to the global telecommunications industry. As of March 14, 2000, Communications owns 500,000 warrants to purchase TMNG's common stock at an exercise price of $2.50 per share.

     UniDial. UniDial Communications, Inc. is a reseller of long distance and other communications products, including frame relay, Internet, and conferencing services. As of March 14, 2000, Communications estimates that its holdings of UniDial preferred stock would convert into approximately 12.3 percent of UniDial's common stock.

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

     Others. Network also owns investments in other domestic privately held companies, including NET-tel Communications, Prism Communication Services, Sonus Networks, Corvis Corporation, ONI Systems, Axient, Battery Convergence Fund, ClearData.net, Compass Telecommunications, Accelerated Networks, Zaffire, and Centennial Strategic Partners Fund.

BROADBAND MEDIA

     Broadband Media provides worldwide transmission of live and non-live media content through integrated fiber-optic, satellite and teleport services. Services provided or under development include advertising hosting, news hosting, news gathering and production, Webcasting, and media asset management (which includes encoding, logging, storage/caching, and media streaming). Broadband Media is primarily comprised of Vyvx Services, CSI, Inc., and investments in companies providing content services.

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

     Others. Broadband Media also owns investments in other domestic privately held companies, including SporTVision and Avid Sports.

     Revenues. In 1999, 1998, and 1997, Broadband Media contributed approximately 8.0, 9.1, and 11.1 percent, respectively, to Communications' total revenues.

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

     Revenues. In 1999, 1998, and 1997, Solutions contributed approximately 70.1, 77.3, and 82.3 percent, respectively, to Communications' total revenues.

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

STRATEGIC INVESTMENTS

     Through Strategic Investments, Communications makes investments in, or owns and operates, domestic and foreign businesses that extend Communications' reach. Individual strategic investments are discussed below.

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

     Others. Strategic Investments holds investments in domestic privately held companies, including Internet Telemetry Corp. In addition, Williams has granted Williams Communications an option to acquire its interest in a holding company whose subsidiaries are communications service providers in Brazil (Algar Telecom).

     Revenues. For 1999, 1998, and 1997, Strategic Investments contributed approximately 0.4, 1.9, and 3.7 percent, respectively, to Communications' total revenues.

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

     Broadband Media. Vyvx competes based primarily on service quality and reliability and network reach and, to a lesser extent, on price. Vyvx's competitors include some of the largest domestic and international communications companies, which have greater financial resources and name recognition. Vyvx is at a disadvantage in international broadcasting because its competitors have greater international presence.

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

FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this report, excluding historical information, include forward-looking statements -- statements that discuss Williams' expected future results based on current and pending business operations. Williams makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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

     Williams believes that installation of the cable containing the single-fiber network that crosses over or near the named plaintiffs' land does not infringe on the plaintiffs' property rights. Williams also does not believe that the plaintiffs in these lawsuits have sufficient basis for certification of a class action. The proposed composition of the class in the Oxford lawsuit appears to include only landowners who would also be included in the class proposed in the Shrier suit. Other communications carriers have been successfully challenged with respect to their rights to use railroad rights of way, which are also challenged by the plaintiffs in Shrier and Oxford. Approximately 15 percent of the WCG network is installed on railroad rights of way. In many areas, the railroad granting WCG the license holds full ownership of the land, in which case its license should be sufficient to give WCG valid rights to cross the property. In some states where the railroad is not the property owner but has an easement over the property, the law is unsettled as to whether a landowner's approval is required. WCG generally did not obtain landowner approval where the rights of way are located on railroad easements. In most states, WCG has eminent domain rights which WCG believes would limit the liability for any trespass damages. It is likely that WCG will be subject to other purported class action suits challenging the use of railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time.

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

     Operating income increased $132 million, or 18 percent, due primarily to increases at Energy Services and Gas Pipeline of $105 million and $87 million, respectively, and the effect in 1998 of MAPCO merger-related costs totaling $80 million, partially offset by $125 million higher losses at Communications. Energy Services' increase reflects improved natural gas trading activities, increased natural gas liquids volumes and margins, $45 million in gains from the sales of assets and the effect in 1998 of $31 million of retail natural gas and electric credit loss accruals and asset impairments, partially offset by higher selling, general and administrative expenses and lower results from electric power trading activities and retail petroleum operations. Gas Pipeline's increase reflects the net favorable revenue effect of 1999 and 1998 adjustments associated with regulatory and rate issues and the effect of the $58.4 million charge in 1998 related to certain long-term gas supply contracts. The additional losses at Communications reflect higher selling, general and administrative expenses, including costs associated with infrastructure growth and improvement, losses experienced from providing customer services prior to completion of the new network and $31 million higher losses from start-up activities of Australian and Brazilian communications operations.

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

ENERGY SERVICES

     ENERGY MARKETING & TRADING'S revenues increased $156.8 million, or 10 percent, due to a $101.5 million increase in trading revenues and a $55.3 million increase in non-trading revenues. The $101.5 million increase in trading revenues is due primarily to $61 million higher natural gas trading margins, which reflect $61 million of favorable contract settlements in 1999 and increased trading volumes and per-unit margins, partially offset by the effect in 1998 of certain favorable contract settlements and terminations totaling $24 million. In addition, natural gas liquids margins increased $23 million associated mainly with increased physical trading activities and electric power trading margins increased $14 million. The electric power trading margin increase reflects the designation of a southern California electric power services contract as trading in accordance with EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which was adopted first-quarter 1999, the recognition of $7 million of revenue associated with a 1998 contractual dispute which was settled in 1999 and increased trading activity. Largely offsetting these electric power trading revenue increases were lower demand for electricity in southern California in 1999 compared to 1998 due to cooler summer temperatures in 1999.

     The $55.3 million non-trading revenue increase is due primarily to $150 million higher refined product revenues resulting from higher average sales prices and increased sales volumes primarily reflecting the 1999 and 1998 expansions/improvements at the Memphis refinery. In addition, retail natural gas and electric revenues increased $131 million resulting primarily from the late 1998 acquisition of Volunteer Energy. Partially offsetting these increases were $211 million lower electric power services revenues primarily related to the designation of a southern California electric power services contract as trading in 1999 (discussed above). Additionally, natural gas liquids revenues decreased slightly as the effect in first-quarter 1999 of reporting trading revenues on a net basis for certain operations previously reported on a "gross" basis was substantially offset by $111 million contributed by activity from a petrochemical plant acquired early in 1999.

     Cost of sales associated with non-trading activities increased $92.9 million, or 8 percent, due primarily to higher costs for refined products and retail natural gas and electric operations of $144 million and $120 million, respectively, partially offset by $156 million lower electric power services costs which reflects the designation of such costs as trading in 1999 (discussed above). These variances are associated with the corresponding changes in non-trading revenues discussed above.

     Segment profit increased $78.0 million, to $105 million in 1999, due primarily to the $61 million higher natural gas trading margins, $34 million higher natural gas liquids net revenues, a $22.3 million gain on the sale of Volunteer Energy assets in 1999, $10 million higher refined product net revenues and the effect in 1998 of $14 million of asset impairments related to the decision to focus the retail natural gas and electric business from sales to small commercial and residential customers to large end users. These increases were partially offset by $40 million lower electric power services net revenues, $16 million higher selling, general and administrative expenses and $8 million higher retail propane operating expenses. The higher selling, general and administrative expenses reflect higher compensation levels associated with improved operating performance, growth in electric power trading operations, the Volunteer Energy acquisition in late 1998 and increased activities in the areas of human resources development, investor/media/customer relations and business development, partially offset by the effect in 1998 of a $17 million credit loss accrual.

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

     PETROLEUM SERVICES' revenues increased $495.1 million, or 20 percent, due primarily to $380 million higher refinery revenues (including $99 million higher intra-segment sales to the travel centers/convenience stores which are eliminated), $166 million higher travel center/convenience store sales, $74 million higher revenues from growth in fleet management and mobile computer technology operations, $26 million in revenues from a petrochemical plant acquired in March 1999 and $23 million in revenues from terminalling operations acquired in January and August 1999. Partially offsetting these increases was a $90 million decrease in pipeline construction revenues following substantial completion of the project. This refined products pipeline, in which Williams has a 31.5 percent ownership interest, is awaiting final approval of an environmental assessment and is expected to come on line in 2000. The $380 million increase in refinery revenues includes a $302 million increase from 23 percent higher average sales prices and a $73 million increase from 6 percent higher refined product volumes sold. The increase in refined product volumes sold follows refinery expansions and improvements in mid-1999 and late-1998 which increased capacity. The $166 million increase in travel center/convenience store sales reflects $79 million from a 16 percent increase in gasoline and diesel sales volumes, $52 million from an 8 cent per gallon increase in average gasoline and diesel sales prices and $35 million higher merchandise sales. Both the number of travel centers/convenience stores and average per-store sales in 1999 increased as compared to 1998.

     Costs and operating expenses increased $484 million, or 21 percent, due primarily to $385 million higher refining costs, $156 million higher travel center/convenience store cost of sales (including $99 million higher intra-segment purchases from the refineries which are eliminated), $71 million higher costs from growth in the fleet management and mobile computer technology operations, $27 million higher travel center/convenience store operating costs, $14 million of costs from the petrochemical plant acquired in March 1999 and $13 million higher terminalling costs related primarily to the terminalling operations acquired in 1999. Partially offsetting these increases were $87 million lower pipeline construction costs related to the project previously discussed. The $385 million increase in refining costs reflects $303 million from higher crude supply costs and other related per-unit cost of sales, $59 million associated with increased volumes sold and $23 million higher operating costs at the refineries. The higher refinery operating costs are a result of increased maintenance activity and refinery expansions completed in 1999 and 1998. The $156 million increase in travel center/convenience store cost of sales reflects $71 million from increased gasoline and diesel sales volumes, $56 million from increased average gasoline and diesel purchase prices and $29 million higher merchandise cost of sales reflecting increased volumes.

     Selling, general and administrative expenses increased $27.2 million, or 31 percent, due, in part, to increased media/customer relations activities, business development and the additional terminals and travel centers in 1999.

     Segment profit increased $9.2 million, or 6 percent, due primarily to the effects of a $15.5 million accrual in 1998 for potential refunds to transportation customers following a court ruling requiring such refunds and the settlement in 1999 of this litigation for $6.5 million less than accrued. In addition, segment profit increased due to $14 million from increased refined product volumes sold, $12 million from activities at the petrochemical plant acquired in March 1999 and $10 million from increased terminalling activities following the 1999 acquisitions. Also contributing to increased segment profit were $7 million from higher gasoline and diesel sales volumes, $7 million higher gross profit from increased travel center/convenience store merchandise activity, $5 million of margins on product sales from transportation, $5 million of refinery-related storage fee revenue and the recovery of $4 million of environmental expenses previously incurred. Largely offsetting these increases were $27 million and $23 million of increased operating costs at the travel centers/convenience stores and the refineries, respectively, and $27 million higher selling, general and administrative expenses.

COMMUNICATIONS

     NETWORK'S revenues increased $233.5 million, or 113 percent, due primarily to $147 million of business growth from data and switched voice services, $45 million increased revenue from dark fiber leases accounted for as sales-type leases on the newly constructed digital fiber-optic network, $23 million higher revenue from an Australian telecommunications operation acquired in August 1998 and $16 million higher consulting and outsourcing revenues.

     Costs and operating expenses increased $275.4 million, or 154 percent, due primarily to $99 million higher off-net capacity costs associated with providing customer services prior to completion of the new network, $49 million higher operating and maintenance expenses on the newly completed portions of the network, $29 million higher construction costs associated with the dark fiber leases accounted for as sales-type leases, $28 million higher depreciation expense as portions of the new network were placed into service, $24 million higher local access connection costs, $20 million higher costs from the Australian telecommunications operation acquired in August 1998, $17 million higher costs of consulting and outsourcing services and $5 million of higher leasing costs for equipment location space in data centers.

     Selling, general and administrative expenses increased $81.5 million, or 145 percent, due primarily to costs associated with adding resources and infrastructure required to increase and serve a growing customer base as more of the network is installed and lit, including $20 million of costs associated with the development of voice services in 1999, and $23 million higher costs from the Australian telecommunications operation acquired in August 1998.

     Segment loss increased $125 million, from a $29.6 million loss in 1998 to a $154.6 million loss in 1999, due primarily to the $81.5 million increase in selling, general and administrative expenses, losses experienced from providing customer services off-net prior to completion of the new network and $28 million higher depreciation expense, slightly offset by $16 million of profit from dark fiber leases accounted for as sales-type leases.

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

     BROADBAND MEDIA'S revenues increased $1.6 million, or 1 percent, while segment loss decreased $15 million, or 38 percent, due primarily to improved margins and $9 million lower selling, general and administrative expenses. The lower selling, general and administrative expenses reflect the effects of facility consolidations.

     SOLUTIONS' revenues increased $64.8 million, or 5 percent, due primarily to $26 million of revenues from a Mexican telecommunications company acquired in October 1998, $25 million higher sales from new systems and upgrades and $9 million of professional services revenues following another October 1998 acquisition.

     Costs and operating expenses increased $48.1 million, or 5 percent, due primarily to an increase in cost of sales commensurate with the increase in revenues. Selling, general and administrative expenses increased $33.4 million, or 8 percent, due primarily to $26 million higher technological and infrastructure support costs largely associated with business integration issues, the implementation of new systems and processes and consulting services in support of sales efforts. Selling, general and administrative expenses also increased due to $12 million higher depreciation and amortization, an $11 million increase in the provision for uncollectible trade receivables reflecting unresolved billing and collection issues, $4 million of costs from the Mexican telecommunications company acquired in October 1998 and $3 million of expense associated with a Williams-wide incentive program. Partially offsetting these increases were the effect of a $6 million accrual in 1998 for modification of an employee benefit program associated with vesting of paid time off and $12 million of cost reductions in commissions, telephone and video conferencing, and office employee travel and entertainment expenses.

     Segment loss increased $11.3 million, or 21 percent, due primarily to $33.4 million of higher selling, general and administrative expenses, partially offset by a $13 million increase in margins on ongoing operations, the effect in 1998 of $6 million of charges related to information systems cancellations and $4 million realized on the sale of rights to future cash flows from equipment lease renewals. Although Solutions' results are expected to improve next year, it is still expected to experience a segment loss in 2000.

     STRATEGIC INVESTMENTS' revenues decreased $25.4 million, or 75 percent, due primarily to the $15 million effect of the July 1999 sale of the audio- and video-conferencing and closed-circuit video broadcasting businesses and $12 million higher equity losses from an investment in ATL-Algar Telecom Leste S.A.
(ATL), a Brazilian telecommunications business which became operational in January 1999.

     Costs and operating expenses decreased $15.5 million, or 37 percent, and selling, general and administrative expenses decreased $14.7 million, or 40 percent, due primarily to the effect of the July 1999 sale of the audio- and video-conferencing and closed-circuit video broadcasting businesses.

     Other expense -- net in 1999 includes a $28.4 million loss relating to the sales of certain audio- and video-conferencing and closed-circuit video broadcasting businesses (see Note 5) and $5.5 million of asset impairment charges relating to management's decision to abandon the wireless remote monitoring, meter reading equipment and related services business. Other expense -- net in 1998 includes a $23.2 million write-down related to the abandonment of a venture involved in the technology and transmission of business information for news and educational purposes (see Note 5).

     Segment loss decreased $5.5 million, from a $69.9 million loss in 1998 to a $64.4 million loss in 1999, due primarily to the effect of the $23.2 million asset write-down in 1998, a $16 million effect of businesses that were generating losses that have been sold or otherwise exited and $9.4 million of dividends in 1999 from international investment funds, largely offset by the $33.9 million of losses and asset impairment charges in 1999 and $12 million higher equity losses from ATL.

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

CONSOLIDATED

     GENERAL CORPORATE EXPENSES decreased $21.3 million, or 24 percent, due primarily to MAPCO merger-related costs of $29 million included in 1998 general corporate expenses. Interest accrued increased $152.9 million, or 30 percent, due primarily to the $142 million effect of higher borrowing levels including Communications' debt issuances and the July 1999 issuance of additional public debt by Williams. In addition, average interest rates were slightly higher than in 1998. These increases were slightly offset by a $26.2 million decrease in interest on rate refund liabilities including a $10.6 million favorable adjustment related to the reduction of certain rate refund liabilities in second-quarter 1999 (see Note 19). Interest capitalized increased $39.2 million, or 128 percent, due primarily to increased capital expenditures for the fiber-optic network and pipeline construction projects and reclassifications totaling $10 million related to Williams' equity investment in the Discovery pipeline project (offset in Midstream Gas & Liquids' segment profit), partially offset by lower capital expenditures for international investments. Investing income increased $42.9 million due primarily to higher interest income associated with the investment of proceeds from Communications' equity and debt offerings and $12 million of dividends in 1999 from international investment funds (including $9.4 million previously discussed within Communications' segment profit). Other income (expense) -- net is $15.8 million favorable as compared to 1998 due primarily to 1998 litigation loss accruals and other settlement adjustments totaling $11 million related to assets previously sold.

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

ENERGY SERVICES

     ENERGY MARKETING & TRADING'S revenues decreased $243.3 million, or 14 percent, due to a $13.2 million decrease in trading revenues and a $230.1 million decrease in non-trading revenues. The $13.2 million decrease in trading revenues is due primarily to $50 million lower revenues from natural gas origination, price-risk management and physical trading, largely offset by $32 million higher electric power trading margins associated with business growth in this area. The $50 million decrease in natural gas trading reflects lower margins, the unfavorable market movement against the natural gas portfolio and the adverse market and supply conditions which resulted from Hurricane George in September 1998, partially offset by the $24 million favorable effect of certain contract settlements and terminations.

     The $230.1 million decrease in non-trading revenues is due primarily to the $384 million effect in 1998 of reporting revenues on a net basis for certain natural gas liquids operations previously reported on a "gross" basis (see Note
1). In addition, retail propane revenues decreased $59 million due to the $35 million effect of lower volumes following unseasonably warm weather in 1998 as compared to 1997 and the $24 million effect of lower average propane sales prices. Partially offsetting these decreases were $211 million higher electric power services revenues associated with new power activity in southern California.

     Costs and operating expenses associated with non-trading activities decreased $303.5 million, or 19 percent, due primarily to the $384 million impact in 1998 of reporting revenues on a net basis for certain natural gas liquids trading operations previously reported on a "gross" basis (see Note 1). In addition, retail propane cost of sales decreased $55 million due to the $21 million effect of lower volumes and the $34 million effect of lower average propane purchase costs. These decreases were partially offset by $156 million of costs related to new electric power activity in southern California.

     Segment profit decreased $18.7 million, or 41 percent, due primarily to the $50 million decline in revenues from natural gas trading activities discussed above, $43 million of additional losses from retail natural gas and electric activities and the effect of a $6 million recovery in 1997 of an account previously written off as a bad debt. The $43 million of losses from retail natural gas and electric activities includes $17 million of credit losses and $14 million of asset impairments (included in other expense -- net). The $14 million asset impairment is associated with the company's decision to change focus from selling to small commercial and residential customers to large end users (see Note 5). The retail natural gas and electric losses also reflect costs incurred to penetrate new markets. Offsetting these decreases were $60 million of higher electric power services profits, $17 million lower retail propane operating expenses and $7 million higher natural gas liquids trading profits.

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

     PETROLEUM SERVICES' revenues decreased $22.3 million, or 1 percent, due primarily to $243 million lower refinery revenues (including $28 million lower intra-segment sales to the travel centers/convenience stores which are eliminated) and $17 million lower product sales from transportation activities. These decreases were significantly offset by $107 million higher pipeline construction revenue, $54 million higher travel center/convenience store sales, and $37 million higher revenues from fleet management and mobile computer technology operations initiated in mid-1997. The $243 million decline in refining revenues reflects $415 million from lower average sales prices, partially offset by $172 million from a 12 percent increase in refined product volumes sold. The $54 million increase in travel center/convenience store sales is due primarily to the May 1997 EZ-Serve acquisition, additional travel centers and increased per-store merchandise sales. Increases of $101 million in gasoline and diesel sales volumes and $47 million higher merchandise sales were partially offset by a $94 million impact of lower average retail gasoline and diesel sales prices.

     Costs and expenses increased $1.9 million due primarily to $102 million of pipeline construction costs, $46 million higher travel center/convenience store merchandise purchases and operating costs resulting from the EZ-Serve acquisition, additional travel centers and increased per-store sales, $41 million higher costs from fleet management and mobile computer technology operations, $33 million higher general and administrative expenses and a $15.5 million accrual for potential transportation rate refunds to customers (included in other expense -- net) (see Note 19). These increases were substantially offset by a $252 million decrease from refining operations and $15 million lower cost of product sales from transportation activities. The $252 million decrease from refining operations reflects a $405 million decrease due to lower average crude oil purchase prices, partially offset by a $146 million increase related to an increase in processed barrels sold and $7 million higher operating costs at the Memphis refinery. Travel center/convenience store gasoline and diesel cost of sales remained flat (including $28 million lower intra-segment purchases from the refineries which are eliminated) as a $91 million increase from higher sales volumes was offset by lower average purchase prices. The $33 million increase in general and administrative expenses is due, in part, to increased activities in human resources development, investor/media/customer relations and business development.

     Segment profit decreased $24.2 million, or 13 percent, due primarily to the $15.5 million accrual for potential refunds to transportation customers, $7 million higher operating costs due to increased production levels at the Memphis refinery, $33 million higher general and administrative expenses and a $4.4 million accrual for modification of an employee benefit program associated with vesting of paid time off, partially offset by $15 million higher refinery gross margins, $6 million higher product transportation revenues, $7 million increased profits from travel center/convenience store operations and $5 million from pipeline construction activities.

COMMUNICATIONS

     NETWORK'S revenues increased $163.1 million, from $43 million in 1997 to $206.1 million in 1998, due primarily to $64 million of revenue in 1998 from dark fiber leases accounted for as sales-type leases on the newly constructed digital fiber-optic network, $49 million of revenues from providing fiber services to new long-term customers, $27 million higher revenue following the transfer of fiber assets from Broadband Media in October 1997 and $11 million from an Australian telecommunications operation acquired in August 1998.

     Costs and operating expenses increased $146.8 million from $32.1 million in 1997, due primarily to $38 million of construction costs associated with the dark fiber leases accounted for as sales-type leases, $55 million of leased capacity costs associated with providing customer services prior to completion of the new network, $17 million higher operating and maintenance expenses and $11 million from the Australian telecommunications operation acquired in August 1998. Selling, general and administrative expenses increased $48.8 million due primarily to the expansion of the infrastructure to support the new national digital fiber-optic network, including $8 million of increased information systems costs, $8 million for a new national advertising campaign and $4 million of costs from the Australian telecommunications operation acquired in August 1998.

     Segment profit decreased $32.9 million, from a $3.3 million segment profit in 1997 to a $29.6 million segment loss in 1998, due primarily to the cost of expanding the infrastructure in support of the network construction and losses experienced from providing customer services prior to completion of the new network, partially offset by $26 million of profit from dark fiber leases accounted for as sales-type leases.

     BROADBAND MEDIA'S revenues decreased $.8 million, or 1 percent, while segment loss increased $6.5 million, or 20 percent, due primarily to lower margins.

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

     STRATEGIC INVESTMENTS' revenues decreased $19.6 million, or 37 percent, due primarily to the $14 million effect of the decision to exit the learning content business in November 1997 and equity losses of $15 million from investing activities in ATL, a Brazilian telecommunications business. This business is constructing a cellular phone network scheduled to be in operation during 1999. Partially offsetting these decreases were $9 million higher audio- and video-conferencing and business television revenues.

     Costs and operating expenses remained the same in 1998 as $7 million of higher costs from audio- and video-conferencing and business television activities was offset by lower costs following the decision to exit the learning content business in November 1997. A $14.5 million, or 28 percent, decrease in selling, general and administrative expenses was also due to the decision to exit the learning content business.

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

     Segment loss decreased $5.9 million, from a $75.8 million segment loss in 1997 to a $69.9 million segment loss in 1998, due primarily to the effect of $29 million of charges in 1997 and the favorable effect of the decision to exit the learning content business, largely offset by the $23.2 million write-down in 1998 and $15 million of equity losses in 1998 from the Brazilian communications business.

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

EQUITY PRICE RISK

     Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and approximate one percent of Williams' total assets at December 31, 1999. These investments do have the potential to impact Williams' financial position due to movements in the price of these equity securities. Williams historically has not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. It is reasonably possible that the prices of the equity securities in Williams' marketable equity securities portfolio could experience a 30 percent increase or decrease in the near term. Assuming a 30 percent increase or decrease in prices, the value of Williams' marketable equity securities portfolio at December 31, 1999, which is included in investments in the Consolidated Balance Sheet, would increase or decrease by approximately $86 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-25
Consolidated Statement of Income............................  F-26
Consolidated Balance Sheet..................................  F-27
Consolidated Statement of Stockholders' Equity..............  F-28
Consolidated Statement of Cash Flows........................  F-29
Notes to Consolidated Financial Statements..................  F-30
Quarterly Financial Data (Unaudited)........................  F-65

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

                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 17, 2000, except for the matters described in the fourth and sixth paragraphs of Note 1,
Note 11, and Note 22, as to which the date is June 9, 2000.

                          THE WILLIAMS COMPANIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1999           1998*         1997*
                                                              ---------      ---------      --------
                                                               (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues:
  Gas Pipeline..............................................  $ 1,831.6      $ 1,684.8      $1,680.1
  Energy Services**.........................................    5,902.9        5,042.1       5,457.2
  Communications............................................    2,042.6        1,768.1       1,465.1
  Other.....................................................      114.6           68.4          53.4
  Intercompany eliminations.................................   (1,298.6)        (905.1)       (406.3)
                                                              ---------      ---------      --------
        Total revenues......................................    8,593.1        7,658.3       8,249.5
                                                              ---------      ---------      --------
Segment costs and expenses:
  Costs and operating expenses**............................    6,358.0        5,540.8       6,254.6
  Selling, general and administrative expenses..............    1,304.7        1,115.7         848.9
  Other expense -- net......................................       13.9          195.8          38.6
                                                              ---------      ---------      --------
        Total segment costs and expenses....................    7,676.6        6,852.3       7,142.1
                                                              ---------      ---------      --------
General corporate expenses..................................       67.9           89.2          95.1
                                                              ---------      ---------      --------
Operating income (loss):
  Gas Pipeline..............................................      697.3          610.4         614.7
  Energy Services...........................................      529.0          386.1         539.4
  Communications............................................     (318.2)        (193.0)        (58.1)
  Other.....................................................        8.4            2.5          11.4
  General corporate expenses................................      (67.9)         (89.2)        (95.1)
                                                              ---------      ---------      --------
        Total operating income..............................      848.6          716.8       1,012.3
                                                              ---------      ---------      --------
Interest accrued............................................     (668.0)        (515.1)       (463.5)
Interest capitalized........................................       69.8           30.6          23.3
Investing income............................................       68.7           25.8          12.6
Gain on sale of interest in subsidiary......................         --             --          44.5
Gain on sales of assets.....................................         --             --          66.0
Minority interest in (income) loss and preferred returns of
  consolidated subsidiaries.................................        7.2            9.6         (18.2)
Other income (expense) -- net...............................       (3.3)         (19.1)           .5
                                                              ---------      ---------      --------
Income from continuing operations before income taxes,
  extraordinary gain (loss) and cumulative effect of change
  in accounting principle...................................      323.0          248.6         677.5
Provision for income taxes..................................      161.2          107.2         240.7
                                                              ---------      ---------      --------
Income from continuing operations...........................      161.8          141.4         436.8
Loss from discontinued operations...........................         --          (14.3)         (6.3)
                                                              ---------      ---------      --------
Income before extraordinary gain (loss) and cumulative
  effect of change in accounting principle..................      161.8          127.1         430.5
Extraordinary gain (loss)...................................       65.2           (4.8)        (79.1)
Cumulative effect of change in accounting principle.........       (5.6)            --            --
                                                              ---------      ---------      --------
Net income..................................................      221.4          122.3         351.4
Preferred stock dividends...................................        2.8            7.1           9.8
                                                              ---------      ---------      --------
Income applicable to common stock...........................  $   218.6      $   115.2      $  341.6
                                                              =========      =========      ========
Basic earnings per common share:
  Income from continuing operations.........................  $     .36      $     .31      $   1.04
  Loss from discontinued operations.........................         --           (.03)         (.02)
                                                              ---------      ---------      --------
  Income before extraordinary gain (loss) and cumulative
    effect of change in accounting principle................        .36            .28          1.02
  Extraordinary gain (loss).................................        .15           (.01)         (.19)
  Cumulative effect of change in accounting principle.......       (.01)            --            --
                                                              ---------      ---------      --------
  Net income................................................  $     .50      $     .27      $    .83
                                                              =========      =========      ========
Diluted earnings per common share:
  Income from continuing operations.........................  $     .36      $     .31      $   1.01
  Loss from discontinued operations.........................         --           (.03)         (.01)
                                                              ---------      ---------      --------
  Income before extraordinary gain (loss) and cumulative
    effect of change in accounting principle................        .36            .28          1.00
  Extraordinary gain (loss).................................        .15           (.01)         (.19)
  Cumulative effect of change in accounting principle.......       (.01)            --            --
                                                              ---------      ---------      --------
  Net income................................................  $     .50      $     .27      $    .81
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

     Effective first-quarter 2000, Communications consists of four operating segments: Network, Broadband Media, Solutions and Strategic Investments. Network includes fiber-optic construction, transmission and management services throughout North America, fiber-optic construction and transmission services in Australia and investments in domestic communications companies. Broadband Media includes operations principally located in the United States offering video, advertising distribution and other multimedia transmission services via terrestrial and satellite links for the broadcast industry as well as investments in domestic broadband media companies. Solutions includes distribution and integration of communications equipment for voice and data networks in the United States, Canada and Mexico. Strategic Investments includes certain other investments in domestic communications companies and investments in foreign communications companies located in Brazil and Chile. Segment information has been restated to conform to this presentation.

  Basis of presentation

     Communications' 1998 and 1997 segment results have been restated to include the results of investments in certain Brazilian and Australian telecommunications projects, which had previously been reported in Other segment revenues and profit.

     On March 28, 1998, Williams completed the acquisition of MAPCO Inc. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements and notes reflect the results of operations, financial position and cash flows as if the companies had been combined throughout the periods presented. MAPCO was engaged in the natural gas liquids pipeline, petroleum refining and marketing and propane marketing businesses, and became part of the Energy Services business unit. Effective April 1, 1998, certain marketing activities were transferred from other Energy Services segments to Energy Marketing & Trading and combined with its energy risk trading operations. During first-quarter 2000, management of the marketing activities of the Alaskan refinery were transferred from Energy Marketing & Trading to Petroleum Services. Segment information has been restated to reflect this transfer of management of the Alaskan activities. The income statement presentation relating to certain of the marketing operations

                          THE WILLIAMS COMPANIES, INC.

within Energy Marketing & Trading was changed effective April 1, 1998, on a prospective basis, to reflect these revenues net of the related costs to purchase such items. Activity prior to this date is reflected on a "gross" basis in Energy Marketing & Trading's segment results and in the Consolidated Statement of Income. Concurrent with completing the combination of such activities with the energy risk trading operations of Energy Marketing & Trading, the related contract rights and obligations of certain of these operations were recorded in the Consolidated Balance Sheet at fair value consistent with Energy Marketing & Trading's accounting policy.

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

  Inventory valuation

     In the fourth quarter of 1999, Williams conformed its accounting for all of its inventories of non-trading crude oil and refined products to the average-cost method or market, if lower, the method used for the majority of such inventories. Previously, certain of these inventories were carried on the last-in, first-out (LIFO) cost method which was the inventory valuation method used by MAPCO. At the time of the MAPCO acquisition, Williams began using its business and risk management practices to manage such inventories, but continued using the LIFO cost method. After taking into account its risk management

                          THE WILLIAMS COMPANIES, INC.

practices, Williams now believes the average-cost method for such inventories is preferable because it provides a better measure of periodic income. In addition, the change results in the consistent valuation of Williams' non-trading crude oil and refined products inventories. All previously reported results have been restated to reflect the retroactive application of this accounting change. The accounting change increased net income for 1999 by $21.9 million, or $.05 per diluted share, and decreased net income previously reported for 1998 by $5.2 million, or $.01 per diluted share, and for 1997 by $16.9 million, or $.04 per diluted share. Retained earnings as of December 31, 1996, was increased by $22.1 million.

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

                          THE WILLIAMS COMPANIES, INC.

  Communications revenues

     For Network and Broadband Media, transmission and management service revenues are recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred revenue.

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

                          THE WILLIAMS COMPANIES, INC.

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

                          THE WILLIAMS COMPANIES, INC.

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

  Nortel

     On April 30, 1997, Williams and Northern Telecom Limited (Nortel) combined their customer-premise equipment sales and service operations into a limited liability company, Williams Communications Solutions, LLC. In addition, Williams paid $68 million to Nortel. Williams has accounted for its 70 percent interest in the operations that Nortel contributed to the LLC as a purchase business combination, and beginning May 1, 1997, has included the results of operations of the acquired company in Williams' Consolidated Statement of Income. Accordingly, the acquired assets and liabilities, including $168 million in accounts receivable, $68 million in accounts payable and accrued liabilities, and $150 million in debt obligations, were recorded based on an allocation of the purchase price, with substantially all of the cost in excess of historical carrying values allocated to goodwill.

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

                          THE WILLIAMS COMPANIES, INC.

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
                                                                --------
                                                                $1,434.8
                                                                ========

     Maturities of short-term investments are primarily one year or less with the exception of the mutual funds which do not have a maturity. All short-term investments are classified as available-for-sale under the scope of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." The carrying amounts of these investments are reported at fair value, which approximate cost at December 31, 1999, with net unrealized appreciation or depreciation reported as a component of other comprehensive income.

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

                          THE WILLIAMS COMPANIES, INC.

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

                          THE WILLIAMS COMPANIES, INC.

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

                          THE WILLIAMS COMPANIES, INC.

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

                          THE WILLIAMS COMPANIES, INC.

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

                          THE WILLIAMS COMPANIES, INC.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

                                                                1999        1998
                                                              ---------   ---------
                                                                   (MILLIONS)
Cost:
  Gas Pipeline..............................................  $ 8,468.7   $ 8,151.5
  Energy Services:
     Energy Marketing & Trading.............................      235.1       434.0
     Exploration & Production...............................      485.2       368.3
     Midstream Gas & Liquids................................    4,102.1     3,808.0
     Petroleum Services.....................................    2,805.1     2,114.7
  Communications:
     Network................................................    2,008.2       536.0
     Broadband Media........................................      184.2       144.5
     Solutions..............................................      219.0       173.6
     Strategic Investments..................................        4.6        36.2
  Other.....................................................      737.6       439.5
                                                              ---------   ---------
                                                               19,249.8    16,206.3
Accumulated depreciation and depletion......................   (4,094.3)   (3,621.0)
                                                              ---------   ---------
                                                              $15,155.5   $12,585.3
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

     Other communications carriers have been successfully challenged with respect to their rights to use railroad rights of way, which are also challenged by the plaintiffs in Shrier and Oxford. Approximately

                          THE WILLIAMS COMPANIES, INC.

15 percent of the WCG network is installed on railroad rights of way. In many areas, the railroad granting WCG the license holds full ownership of the land, in which case its license should be sufficient to give WCG valid rights to cross the property. In some states where the railroad is not the property owner but has an easement over the property, the law is unsettled as to whether a landowner's approval is required. WCG generally did not obtain landowner approval where the rights of way are located on railroad easements. In most states, WCG has eminent domain rights which WCG believes would limit the liability for any trespass damages. It is likely that WCG will be subject to other purported class action suits challenging the use of railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time.

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
                                                                 ======          ======       ======

NOTE 22. SEGMENT DISCLOSURES

     Williams evaluates performance based upon segment profit or loss from operations which includes revenues from external and internal customers, equity earnings or losses, operating costs and expenses, depreciation, depletion and amortization and income or loss from investments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices. As a result of the assumption of investment management activities within the operating segments, the definition of segment profit (loss) was modified in first-quarter 2000 to include income (loss) from investments resulting from the management of investments in equity instruments. This income (loss) from investments is reported in investing income in the Consolidated Statement of Income. The segment information has been restated to conform to this presentation.

     Williams' reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. Other includes investments in international energy and communications-related ventures, as well as corporate operations.

     Communications' 1998 and 1997 operating segment results have been restated as described in Note 1. Network includes those operations formerly reported as Network Services, as well as the operations of the Australian communications company which were previously reported in Other. Broadband Media includes operations principally located in the North America offering video, advertising distribution and other multimedia transmission services via terrestrial and satellite links for the broadcast industry, as well as

                          THE WILLIAMS COMPANIES, INC.

investments in broadband media companies. These operations and investments were previously reported in Network Applications. Solutions includes the operations previously reported as Communications Solutions, as well as a data systems integration and professional development company in Mexico previously reported in Network Applications. Strategic Investments consists of certain domestic and international companies and investments.

     In addition, segment amounts within Energy Services have been restated to reflect the first-quarter 2000 transfer of certain Alaskan operations within Energy Services (See Note 1).

     The following table reflects the reconciliation of operating income as reported on the Consolidated Statement of Income to segment profit, per the table on page F-64.

                                      1999                                1998                                 1997
                        ---------------------------------   ---------------------------------   ----------------------------------
                        OPERATING     INCOME      SEGMENT   OPERATING     INCOME      SEGMENT   OPERATING     INCOME      SEGMENT
                         INCOME        FROM       PROFIT     INCOME        FROM       PROFIT     INCOME        FROM        PROFIT
                         (LOSS)     INVESTMENTS   (LOSS)     (LOSS)     INVESTMENTS   (LOSS)     (LOSS)     INVESTMENTS    (LOSS)
                        ---------   -----------   -------   ---------   -----------   -------   ---------   -----------   --------
                                                                        (MILLIONS)
Gas Pipeline..........   $697.3          --       $697.3     $610.4          --       $610.4    $  614.7         --       $  614.7
Energy Services.......    529.0          --        529.0      386.1          --        386.1       539.4         --          539.4
Communications........   (318.2)        9.4       (308.8)    (193.0)         --       (193.0)      (58.1)        --          (58.1)
Other.................      8.4          --          8.4        2.5          --          2.5        11.4         --           11.4
                         ------        ----       ------     ------        ----       ------    --------       ----       --------
Total Segments........    916.5        $9.4       $925.9      806.0        $ --       $806.0    $1,107.4       $ --       $1,107.4
                         ------        ----       ------     ------        ----       ------    --------       ----       --------
General Corporate
  Expenses............    (67.9)                              (89.2)                               (95.1)
                         ------                              ------                             --------
Total Operating
  Income..............   $848.6                              $716.8                             $1,012.3
                         ======                              ======                             ========

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

                          THE WILLIAMS COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

                                                    REVENUES
                                  --------------------------------------------                                        ADDITIONS
                                                           EQUITY                SEGMENT                  EQUITY      TO LONG-
                                  EXTERNAL     INTER-     EARNINGS                PROFIT      TOTAL       METHOD        LIVED
                                  CUSTOMERS    SEGMENT    (LOSSES)     TOTAL      (LOSS)     ASSETS     INVESTMENTS    ASSETS
                                  ---------   ---------   --------   ---------   --------   ---------   -----------   ---------
                                                                           (MILLIONS)
1999
Gas Pipeline..................... $1,762.7    $    59.9    $  9.0    $ 1,831.6   $  697.3   $ 8,628.5     $211.9      $  361.3
Energy Services
  Energy Marketing & Trading.....  1,890.4       (215.3)*     (.5)     1,674.6      105.0     3,209.7        1.9          82.8
  Exploration & Production.......     50.2        139.9        --        190.1       39.8       618.6         --         148.5
  Midstream Gas & Liquids........    661.0        380.1     (12.1)     1,029.0      230.8     3,514.4      216.0         341.9
  Petroleum Services.............  2,164.5        844.2        .5      3,009.2      166.1     2,588.7      107.0         715.7
  Merger-related costs...........       --           --        --           --      (12.7)         --         --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   4,766.1      1,148.9     (12.1)     5,902.9      529.0     9,931.4      324.9       1,288.9
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Communications
  Network........................    391.1         47.5       1.0        439.6     (154.6)    4,079.8       14.4       1,624.1
  Broadband Media................    161.3          1.5        --        162.8      (24.4)      348.0         --          36.2
  Solutions......................  1,431.6           --        --      1,431.6      (65.4)    1,537.6         --          65.4
  Strategic Investments..........     34.9           .7     (27.0)         8.6      (64.4)      412.5       42.6           2.8
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   2,018.9         49.7     (26.0)     2,042.6     (308.8)    6,377.9       57.0       1,728.5
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Other............................     78.4         40.1      (3.9)       114.6        8.4     6,629.3      121.3         294.8
Eliminations.....................       --     (1,298.6)       --     (1,298.6)        --    (6,278.6)        --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
        Total.................... $8,626.1    $      --    $(33.0)   $ 8,593.1   $  925.9   $25,288.5     $715.1      $3,673.5
                                  ========    =========    ======    =========   ========   =========     ======      ========
1998
Gas Pipeline..................... $1,633.5    $    51.1    $   .2    $ 1,684.8   $  610.4   $ 8,386.2     $  8.9      $  485.0
Energy Services
  Energy Marketing & Trading.....  1,678.3       (153.8)*    (6.7)     1,517.8       27.0     2,571.8         .8          27.3
  Exploration & Production.......     33.5        105.8        --        139.3       27.2       484.1         --          58.1
  Midstream Gas & Liquids........    799.0         63.7       8.2        870.9      225.7     3,201.8      129.1         342.6
  Petroleum Services.............  1,764.2        749.5        .4      2,514.1      156.9     2,534.2       96.0         264.2
  Merger-related costs...........       --           --        --           --      (50.7)         --         --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   4,275.0        765.2       1.9      5,042.1      386.1     8,791.9      225.9         692.2
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Communications
  Network........................    156.3         49.8        --        206.1      (29.6)      913.6         .1         392.7
  Broadband Media................    157.9          3.3        --        161.2      (39.4)      176.8         --          39.5
  Solutions......................  1,366.8           --        --      1,366.8      (54.1)      969.3         --          66.8
  Strategic Investments..........     47.5          4.9     (18.4)        34.0      (69.9)      238.0       43.1          15.4
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   1,728.5         58.0     (18.4)     1,768.1     (193.0)    2,297.7       43.2         514.4
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Other............................     32.2         30.8       5.4         68.4        2.5     4,782.4       96.6         157.3
Eliminations.....................       --       (905.1)       --       (905.1)        --    (5,610.9)        --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
        Total.................... $7,669.2    $      --    $(10.9)   $ 7,658.3   $  806.0   $18,647.3     $374.6      $1,848.9
                                  ========    =========    ======    =========   ========   =========     ======      ========
1997
Gas Pipeline..................... $1,626.9    $    52.7    $   .5    $ 1,680.1   $  614.7   $ 8,202.8     $  6.7      $  435.9
Energy Services
  Energy Marketing & Trading.....  1,803.5        (36.8)*    (5.6)     1,761.1       45.7     1,688.8        1.8         102.4
  Exploration & Production.......      3.6        126.5        --        130.1       30.3       367.2         --          63.3
  Midstream Gas & Liquids........    929.1        100.5        --      1,029.6      282.3     3,188.3       87.5         212.0
  Petroleum Services.............  2,407.6        128.4        .4      2,536.4      181.1     1,842.0        9.6         150.5
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   5,143.8        318.6      (5.2)     5,457.2      539.4     7,086.3       98.9         528.2
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Communications
  Network........................     21.9         21.1        --         43.0        3.3       246.1        2.3         185.2
  Broadband Media................    160.7          1.3        --        162.0      (32.9)      192.5         --          58.0
  Solutions......................  1,206.5           --        --      1,206.5       47.3       880.5         --         247.6
  Strategic Investments..........     52.5          3.5      (2.4)        53.6      (75.8)      119.6        3.8          33.8
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
                                   1,441.6         25.9      (2.4)     1,465.1      (58.1)    1,438.7        6.1         524.6
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
Other............................     29.3          9.1      15.0         53.4       11.4     2,476.7      143.8         208.7
Eliminations.....................       --       (406.3)       --       (406.3)        --    (2,921.7)        --            --
                                  --------    ---------    ------    ---------   --------   ---------     ------      --------
        Total.................... $8,241.6    $      --    $  7.9    $ 8,249.5   $1,107.4   $16,282.8     $255.5      $1,697.4
                                  ========    =========    ======    =========   ========   =========     ======      ========


                                   DEPRECIATION,
                                    DEPLETION &
                                   AMORTIZATION
                                   -------------
                                    (MILLIONS)
1999
Gas Pipeline.....................     $285.1
Energy Services
  Energy Marketing & Trading.....       35.3
  Exploration & Production.......       23.5
  Midstream Gas & Liquids........      143.8
  Petroleum Services.............       82.9
  Merger-related costs...........         --
                                      ------
                                       285.5
                                      ------
Communications
  Network........................       49.2
  Broadband Media................       32.8
  Solutions......................       49.2
  Strategic Investments..........        5.2
                                      ------
                                       136.4
                                      ------
Other............................       35.0
Eliminations.....................         --
                                      ------
        Total....................     $742.0
                                      ======
1998
Gas Pipeline.....................     $287.0
Energy Services
  Energy Marketing & Trading.....       30.1
  Exploration & Production.......       26.0
  Midstream Gas & Liquids........      121.6
  Petroleum Services.............       70.8
  Merger-related costs...........         --
                                      ------
                                       248.5
                                      ------
Communications
  Network........................       13.2
  Broadband Media................       22.8
  Solutions......................       37.0
  Strategic Investments..........       10.8
                                      ------
                                        83.8
                                      ------
Other............................       27.0
Eliminations.....................         --
                                      ------
        Total....................     $646.3
                                      ======
1997
Gas Pipeline.....................     $273.0
Energy Services
  Energy Marketing & Trading.....       20.8
  Exploration & Production.......       12.6
  Midstream Gas & Liquids........      131.9
  Petroleum Services.............       67.8
                                      ------
                                       233.1
                                      ------
Communications
  Network........................        4.7
  Broadband Media................       21.4
  Solutions......................       29.8
  Strategic Investments..........       10.9
                                      ------
                                        66.8
                                      ------
Other............................       13.0
Eliminations.....................         --
                                      ------
        Total....................     $585.9
                                      ======

---------------

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenues in 1999, 1998 and 1997.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          THE WILLIAMS COMPANIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               ITEM 14(A) 1 AND 2

                                                               PAGE
                                                               ----
Covered by report of independent auditors:
  Consolidated statement of income for the three years ended
     December 31, 1999......................................   F-26
  Consolidated balance sheet at December 31, 1999 and
     1998...................................................   F-27
  Consolidated statement of stockholders' equity for the
     three years ended December 31, 1999....................   F-28
  Consolidated statement of cash flows for the three years
     ended December 31, 1999................................   F-29
  Notes to consolidated financial statements................   F-30
  Schedules for the three years ended December 31, 1999:
   I -- Condensed financial information of registrant.......   F-68
  II -- Valuation and qualifying accounts...................   F-74

Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................   F-65

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

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

       EXHIBIT NO.                                  DESCRIPTION
       -----------                                  -----------
   Exhibit 2
        *(a)                -- Agreement and Plan of Merger, dated as of November 23,
                               1997, and as amended on January 25, 1998, among The
                               Williams Companies, Inc., MAPCO Inc. and TML Acquisition
                               Corp. (filed as Exhibit 2.1 to Williams' Registration
                               Statement on Form S-4, filed January 27, 1998).
   Exhibit 3
        *(a)                -- Restated Certificate of Incorporation of Williams (filed as Exhibit 4(a) to Form 8-B Registration Statement, filed
                               August 20, 1987).
        *(b)                -- Certificate of Amendment of Restated Certificate of
                               Incorporation, dated May 20, 1994 (filed as Exhibit 3(d)
                               to Form 10-K for the fiscal year ended December 31,
                               1994).
        *(c)                -- Certificate of Amendment of Restated Certificate of
                               Incorporation dated May 16, 1997 (filed as Exhibit 4.3 to
                               the Registration Statement on Form S-8 filed November 21,
                               1997).
        *(d)                -- Certificate of Amendment of Restated Certificate of
                               Incorporation, dated February 26, 1998 (filed as Exhibit
                               3(d) to Form 10-K for the fiscal year ended December 31,
                               1997).
        *(e)                -- Certificate of Increase of Authorized Number of Shares of
                               Series A Junior Participating Preferred Stock (filed as
                               Exhibit 3(f) to Form 10-K for the fiscal year ended
                               December 31, 1995).
        *(f)                -- Certificate of Increase of Authorized Number of Shares of
                               Series A Junior Participating Preferred Stock, dated
                               December 31, 1997 (filed as Exhibit 3(g) to Form 10-K for
                               the fiscal year ended December 31, 1997).
        *(g)                -- Rights Agreement, dated as of February 6, 1996, between
                               Williams and First Chicago Trust Company of New York
                               (filed as Exhibit 4 to Williams Form 8-K filed January
                               24, 1996).
        *(h)                -- By-laws of Williams, as amended (filed, as amended, as
                               Exhibit 99.1 to Form 8-K filed January 19, 2000)
   Exhibit 4
        *(a)                -- Form of Senior Debt Indenture between the Company and
                               Chase Manhattan Bank (formerly Chemical Bank), Trustee,
                               relating to the 10 1/4% Debentures, due 2020; the 9 3/8%
                               Debentures, due 2021; Medium-Term Notes (9.10%-9.31%),
                               due 2001; the 7 1/2% Notes, due 1999, and the 8 7/8%
                               Debentures, due 2012 (filed as Exhibit 4.1 to Form S-3
                               Registration Statement No. 33-33294, filed February 2,
                               1990).
        *(b)                -- Second Amended and Restated Credit Agreement, dated as of
                               July 23, 1997, among Williams and certain of its
                               subsidiaries and the banks named therein and Citibank,
                               N.A., as agent (filed as Exhibit 4(c) to Form 10-K for
                               the fiscal year ended December 31, 1997).
        *(c)                -- Amendment dated January 26, 1999, to Second Amended and
                               Restated Credit Agreement dated July 23, 1997, among
                               Williams and certain of its subsidiaries and the banks
                               named therein and Citibank, N.A., as agent (filed as
                               Exhibit 4(c) to Form 10-K for fiscal year ended December
                               31, 1998).

       EXHIBIT NO.                                  DESCRIPTION
       -----------                                  -----------
        *(d)                -- Second Amended and Restated Credit Agreement, dated as of
                               January 24, 2000, among Williams and the banks named
                               therein and Citibank, N.A., as agent (filed as Exhibit
                               4(d) to Form 10-K for the year ended December 31, 1999).
        *(e)                -- Second Amendment to Second Amended and Restated Credit
                               Agreement, dated as of January 24, 2000 among Williams
                               and certain of its subsidiaries and the banks named
                               therein and Citibank, N.A., as agent (filed as Exhibit
                               4(e) to Form 10-K for the year ended December 31, 1999).
        *(f)                -- Form of Senior Debt Indenture between the Company and The
                               First National Bank of Chicago, Trustee, relating to
                               6 1/2% Notes due 2002; 6 5/8% Notes due 2004; floating
                               rate notes due 2000; 6 1/8% Notes due 2001; 6.20% Notes
                               due 2002; 6 1/2% Notes due 2006; 5.95% Structured
                               Putable/ Remarketable Securities due 2010; and 6 1/8%
                               Mandatory Putable/ Remarketable Securities due 2012
                               (filed as Exhibit 4.1 to Registration Statement on Form
                               S-3 filed September 8, 1997).
        *(g)                -- Form of Debenture representing $360,000,000 principal
                               amount of 6% Convertible Subordinated Debenture Due 2005
                               (filed as Exhibit 4.7 to the Registration Statement on
                               Form S-8, filed August 30, 1996).
        *(h)                -- Form of Warrant to purchase 11,305,720 shares of the
                               Common Stock of the Company (filed as Exhibit 4.8 to the
                               Registration Statement on Form S-8, filed August 30,
                               1996).
        *(i)                -- Indenture dated May 1, 1990, between Transco Energy
                               Company and The Bank of New York, as Trustee (filed as an
                               Exhibit to Transco Energy Company's Form 8-K dated June
                               25, 1990).
        *(j)                -- First Supplemental Indenture dated June 20, 1990, between
                               Transco Energy Company and The Bank of New York, as
                               Trustee (filed as an Exhibit to Transco Energy Company's
                               Form 8-K dated June 25, 1990).
        *(k)                -- Second Supplemental Indenture dated November 29, 1990,
                               between Transco Energy Company and The Bank of New York,
                               as Trustee (filed as an Exhibit to Transco Energy
                               Company's Form 8-K dated December 7, 1990).
        *(l)                -- Third Supplemental Indenture dated April 23, 1991,
                               between Transco Energy Company and The Bank of New York,
                               as Trustee (filed as an Exhibit to Transco Energy
                               Company's Form 8-K dated April 30, 1991).
        *(m)                -- Fourth Supplemental Indenture dated August 22, 1991,
                               between Transco Energy Company and The Bank of New York,
                               as Trustee (filed as an Exhibit to Transco Energy
                               Company's Form 8-K dated August 27, 1991).
        *(n)                -- Fifth Supplemental Indenture dated May 1, 1995, among
                               Transco Energy Company, Williams, and The Bank of New
                               York, Trustee (filed as Exhibit 4(l) to Form 10-K for
                               fiscal year ended December 31, 1998).
        *(o)                -- First Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams, and
                               Citibank, N.A., as Trustee (filed as Exhibit 4(o) to Form
                               10-K for the year ended December 31, 1999).
        *(p)                -- Second Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams, and
                               Bankers Trust Company, as Trustee (filed as Exhibit 4(p)
                               to Form 10-K for the year ended December 31, 1999).
        *(q)                -- Fourth Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams, and
                               The First National Bank of Chicago, as Trustee (filed as
                               Exhibit 4(q) to Form 10-K for the year ended December 31,
                               1999).

       EXHIBIT NO.                                  DESCRIPTION
       -----------                                  -----------
         (r)                -- U.S. $400,000,000 Term Loan Facility dated April 7, 2000, among Williams, the lenders named therein, and Credit
                               Lyonnais New York Branch, as administrative agent.
 Exhibit 10(iii)            -- Compensatory Plans and Management Contracts
        *(a)                -- The Williams Companies, Inc. Supplemental Retirement
                               Plan, effective as of January 1, 1988 (filed as Exhibit
                               10(iii)(c) to Form 10-K for the year ended December 31,
                               1987).
        *(b)                -- Form of Employment Agreement, dated January 1, 1990,
                               between Williams and certain executive officers (filed as
                               Exhibit 10(iii)(d) to Form 10-K for the year ended
                               December 31, 1989).
        *(c)                -- Form of The Williams Companies, Inc. Change in Control
                               Protection Plan between Williams and employees (filed as
                               Exhibit 10(iii)(e) to Form 10-K for the year ended
                               December 31, 1989).
        *(d)                -- The Williams Companies, Inc. 1985 Stock Option Plan
                               (filed as Exhibit A to Williams' Proxy Statement, dated
                               March 13, 1985).
        *(e)                -- The Williams Companies, Inc. 1988 Stock Option Plan for
                               Non-Employee Directors (filed as Exhibit A to Williams'
                               Proxy Statement, dated March 14, 1988).
        *(f)                -- The Williams Companies, Inc. 1990 Stock Plan (filed as
                               Exhibit A to Williams' Proxy Statement, dated March 12,
                               1990).
        *(g)                -- The Williams Companies, Inc. Stock Plan for Non-Officer
                               Employees (filed as Exhibit 10(iii)(g) to Form 10-K for
                               the fiscal year ended December 31, 1995).
        *(h)                -- The Williams Companies, Inc. 1996 Stock Plan (filed as
                               Exhibit A to Williams' Proxy Statement, dated March 27,
                               1996).
        *(i)                -- The Williams Companies, Inc. 1996 Stock Plan for
                               Non-Employee Directors (filed as Exhibit B to Williams'
                               Proxy Statement, dated March 27, 1996).
        *(j)                -- Indemnification Agreement, effective as of August 1,
                               1986, between Williams and members of the Board of
                               Directors and certain officers of Williams (filed as
                               Exhibit 10(iii)(e) to Form 10-K for the year ended
                               December 31, 1986).
        *(k)                -- The Williams Communications Stock Plan (filed as Exhibit
                               99 to the Registration Statement on Form S-8, filed on
                               August 14, 1998).
        *(l)                -- The Williams International Stock Plan (filed as Exhibit
                               10(iii)(l) to Form 10-K for fiscal year ended December
                               31, 1998).
        *(m)                -- Form of Stock Option Secured Promissory Note and Pledge
                               Agreement between Williams and certain employees,
                               officers, and non-employee directors (filed as Exhibit
                               10(iii)(m) to Form 10-K for fiscal year ended December
                               31, 1998).
 *Exhibit 12                -- Computation of Ratio of Earnings to Combined Fixed
                               Charges and Preferred Stock Dividend Requirements (filed
                               as Exhibit 12 to Form 10-K for the year ended December
                               31, 1999).
 *Exhibit 18                -- Letter regarding change in accounting principles (filed as Exhibit 18 to Form 10-K for the year ended December
                               31, 1999).
 *Exhibit 20                -- Definitive Proxy Statement of Williams for 2000 (as filed with the Commission on March 27, 2000) (filed as Exhibit
                               20 to Form 10-K for the year ended December 31, 1999).
 *Exhibit 21                -- Subsidiaries of the registrant (filed as Exhibit 21 to
                               Form 10-K for the year ended December 31, 1999).
 Exhibit 23(a)              -- Consent of Independent Auditors, Ernst & Young LLP.

       EXHIBIT NO.                                  DESCRIPTION
       -----------                                  -----------
 Exhibit 23(b)              -- Consent of Independent Auditors, Deloitte & Touche LLP.
  Exhibit 24                -- Power of Attorney together with certified resolution.
 *Exhibit 27                -- Financial Data Schedule (filed as Exhibit 27 to Form 10-K for the year ended December 31, 1999).
 *Exhibit 27.1              -- Restated Financial Data Schedules for the years ended
                               December 31, 1998 and 1997 (filed as Exhibit 27.1 to Form
                               10-K for the year ended December 31, 1999).
 *Exhibit 27.2              -- Restated Financial Data Schedules for the three, six and nine months ended March 31, 1999, June 30, 1999, and
                               September 30, 1999, respectively (filed as Exhibit 27.2
                               to Form 10-K for the year ended December 31, 1999).
 *Exhibit 27.3              -- Restated Financial Data Schedules for the three, six and nine month periods ended March 31, 1998, June 30, 1998,
                               and September 30, 1998, respectively (filed as Exhibit
                               27.3 to Form 10-K for the year ended December 31, 1999).
  Exhibit 99                -- Opinion of Independent Auditors, Deloitte & Touche LLP.

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

Dated: June 21, 2000

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

                /s/ GORDON R. PARKER*                                     Director
-----------------------------------------------------
                  Gordon R. Parker

                /s/ JANICE D. STONEY*                                     Director
-----------------------------------------------------
                  Janice D. Stoney

               /s/ JOSEPH H. WILLIAMS*                                    Director
-----------------------------------------------------
                 Joseph H. Williams

              By: /s/ SHAWNA L. GEHRES
  -------------------------------------------------
                  Shawna L. Gehres
                  Attorney-in-fact

Dated: June 21, 2000

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
Exhibit 4(r)               -- U.S. $400,000,000 Term Loan Facility dated April 7, 2000, among Williams, the lenders named therein, and Credit
                              Lyonnais New York Branch, as administrative agent.
Exhibit 23(a)              -- Consent of Independent Auditors, Ernst & Young LLP.
Exhibit 23(b)              -- Consent of Independent Auditors, Deloitte & Touche LLP.
Exhibit 24                 -- Power of Attorney together with certified resolution.
Exhibit 99                 -- Opinion of Independent Auditors, Deloitte & Touche LLP.