Form 10-Q
period 2000-06-30
WILLIAMS COMPANIES INC
filed 2000-08-11
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               ------------------------------------------------

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

                          THE WILLIAMS COMPANIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      73-0569878
   ------------------------                 ------------------------------------
   (State of Incorporation)                 (IRS Employer Identification Number)

         ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                                  74172
---------------------------------------                   ----------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number:                          (918) 573-2000
                                              ---------------------------------

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

                                 Yes  X   No
                                     ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                             Outstanding at  July 31,  2000
    --------------------------                  ------------------------------
    Common Stock, $1 par value                        442,783,816 Shares

                          The Williams Companies, Inc.
                                      Index


Part I. Financial Information                                                        Page
                                                                                     ----

     Item 1. Financial Statements

        Consolidated Statement of Income--Three and Six Months
           Ended June 30, 2000 and 1999                                                 2

        Consolidated Balance Sheet--June 30, 2000 and December 31, 1999                 3

        Consolidated Statement of Cash Flows--Six Months
           Ended June 30, 2000 and 1999                                                 4

        Notes to Consolidated Financial Statements                                      5

     Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                 16

     Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                                         26

Part II.  Other Information                                                            27

     Item 1. Legal Proceedings

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K

        Exhibit  4.1 -- Credit Agreement dated July 25, 2000, among Williams and certain of its subsidiaries and the banks named therein and Citibank N.A., as agent.

        Exhibit  4.2 -- Credit Agreement dated July 25, 2000, among Williams and the banks named therein and Citibank N.A., as agent.

        Exhibit 12   -- Computation of Ratio of Earnings to Fixed Charges

        Exhibit 27   -- Financial Data Schedule


     Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss Williams' expected future results based on current and pending business operations. Williams makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s 1999 Form 10-K/A.

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

(Dollars in millions, except per-share amounts)                          Three months ended June 30,   Six months ended June 30,
-----------------------------------------------                          ---------------------------   -------------------------
                                                                            2000             1999*        2000          1999*
                                                                         ----------       ----------   ----------    -----------

Revenues:
   Gas Pipeline                                                          $    492.0       $   424.5    $    973.3    $    891.4
   Energy Services                                                          2,456.9         1,368.2       4,427.4       2,509.5
   Communications                                                             522.7           505.2       1,063.9       1,012.1
   Other                                                                       33.4            23.8          66.8          30.0
   Intercompany eliminations                                                 (645.9)         (328.7)     (1,244.6)       (505.9)
                                                                         ----------       ---------    ----------    ----------
     Total revenues                                                         2,859.1         1,993.0       5,286.8       3,937.1
                                                                         ----------       ---------    ----------    ----------
Segment costs and expenses:
   Costs and operating expenses                                             1,956.8         1,435.9       3,759.4       2,834.4
   Selling, general and administrative expenses                               393.8           323.8         731.7         628.5
   Other expense-net                                                           13.7            33.1          14.2          30.6
                                                                         ----------       ---------    ----------    ----------
     Total segment costs and expenses                                       2,364.3         1,792.8       4,505.3       3,493.5
                                                                         ----------       ---------    ----------    ----------
General corporate expenses                                                     20.9            16.6          40.3          33.5
                                                                         ----------       ---------    ----------    ----------
Operating income (loss):
   Gas Pipeline                                                               215.2           175.4         412.5         362.2
   Energy Services                                                            411.6           105.9         616.7         231.0
   Communications                                                            (137.1)          (76.1)       (259.0)       (127.6)
   Other                                                                        5.1            (5.0)         11.3         (22.0)
   General corporate expenses                                                 (20.9)          (16.6)        (40.3)        (33.5)
                                                                         ----------       ---------    ----------    ----------
     Total operating income                                                   473.9           183.6         741.2         410.1
Interest accrued                                                             (216.6)         (134.6)       (444.7)       (277.9)
Interest capitalized                                                           51.0            17.5          88.6          26.9
Investing income                                                              280.4             5.6         380.9          12.3
Minority interest in (income) loss and preferred returns
   of consolidated subsidiaries                                                 (.8)           (3.4)         13.0          (4.0)
Other income (expense)-net                                                      1.2            (1.1)          5.6            .2
                                                                         ----------       ---------    ----------    ----------
Income before provision for income taxes and cumulative
   effect of change in accounting principle                                   589.1            67.6         784.6         167.6
Provision for income taxes                                                    237.3            49.5         311.5          91.0
                                                                         ----------       ---------    ----------    ----------
Income before cumulative effect of change in accounting principle             351.8            18.1         473.1          76.6
Cumulative effect of change in accounting principle                              --              --         (21.6)         (5.6)
                                                                         ----------       ---------    ----------    ----------
Net income                                                                    351.8            18.1         451.5          71.0
Preferred stock dividends                                                        --              .9            --           2.5
                                                                         ----------       ---------    ----------    ----------
Income applicable to common stock                                        $    351.8       $    17.2    $    451.5    $     68.5
                                                                         ==========       =========    ==========    ==========

Basic earnings per common share:
   Income before cumulative effect of change in accounting principle     $      .79       $     .04    $     1.07    $      .17
   Cumulative effect of change in accounting principle                           --              --          (.05)         (.01)
                                                                         ----------       ---------    ----------    ----------

   Net income                                                            $      .79       $     .04    $     1.02    $      .16
                                                                         ==========       =========    ==========    ==========

   Average shares (thousands)                                               443,778         435,052       443,331       433,580

Diluted earnings per common share:
   Income before cumulative effect of change in accounting principle     $      .78       $     .04    $     1.06    $      .17
   Cumulative effect of change in accounting principle                           --              --          (.05)         (.01)
                                                                         ----------       ---------    ----------    ----------

   Net income                                                            $      .78       $     .04    $     1.01    $      .16
                                                                         ==========       =========    ==========    ==========

   Average shares (thousands)                                               448,617         441,746       448,361       439,382

Cash dividends per common share                                          $      .15       $     .15    $      .30    $      .30

*Certain amounts have been restated as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

(Dollars in millions, except per-share amounts)                                   June 30,         December 31,
                                                                                    2000              1999
                                                                               --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $        427.4    $      1,092.0
   Short-term investments                                                                32.5           1,434.8
   Receivables less allowance of $76.1 ($48.0 in 1999)                                2,769.0           2,508.2
   Inventories                                                                          811.2             631.5
   Energy trading assets                                                              2,232.7             376.0
   Deferred income taxes                                                                177.0             203.7
   Other                                                                                420.3             270.4
                                                                               --------------    --------------
        Total current assets                                                          6,870.1           6,516.6

Investments                                                                           2,551.1           1,965.4

Property, plant and equipment, at cost                                               21,647.9          19,249.8
Less accumulated depreciation and depletion                                          (4,625.7)         (4,094.3)
                                                                               --------------    --------------
                                                                                     17,022.2          15,155.5

Goodwill and other intangible assets--net                                               410.0             435.6
Other assets and deferred charges                                                     1,543.7           1,215.4
                                                                               --------------    --------------
        Total assets                                                           $     28,397.1    $     25,288.5
                                                                               ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                               $      1,227.6    $      1,378.8
   Accounts payable                                                                   2,454.4           2,049.9
   Accrued liabilities                                                                1,729.2           1,835.2
   Energy trading liabilities                                                         1,905.4             312.3
   Long-term debt due within one year                                                   424.4             196.0
                                                                               --------------    --------------
        Total current liabilities                                                     7,741.0           5,772.2

Long-term debt                                                                        9,339.1           9,235.3
Deferred income taxes                                                                 2,773.5           2,581.9
Other liabilities and deferred income                                                 1,515.0           1,041.8
Minority interest in consolidated subsidiaries                                          518.4             561.5
Contingent liabilities and commitments
Preferred ownership interests of subsidiaries:
   Preferred interests of subsidiaries                                                  335.1             335.1
   Williams obligated mandatorily redeemable preferred securities of
     Trust holding only Williams indentures                                             182.6             175.5
Stockholders' equity:
   Common stock, $1 par value, 960 million shares authorized, 446.3 million
     issued in 2000, 444.5 million issued in 1999                                       446.3             444.5
   Capital in excess of par value                                                     2,421.1           2,356.7
   Retained earnings                                                                  3,126.1           2,807.2
   Accumulated other comprehensive income                                               130.6              99.5
   Other                                                                                (88.8)            (77.6)
                                                                               --------------    --------------
                                                                                      6,035.3           5,630.3
   Less treasury stock (at cost), 3.6 million shares of common stock in 2000
     and 3.8 million in 1999                                                            (42.9)            (45.1)
                                                                               --------------    --------------
        Total stockholders' equity                                                    5,992.4           5,585.2
                                                                               --------------    --------------
        Total liabilities and stockholders' equity                             $     28,397.1    $     25,288.5
                                                                               ==============    ==============



                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

(Millions)                                                                    Six months ended June 30,
                                                                          ---------------------------------
                                                                               2000               1999*
                                                                          --------------     --------------
OPERATING ACTIVITIES:
   Net income                                                             $        451.5     $         71.0
   Adjustments to reconcile to cash provided from operations:
      Cumulative effect of change in accounting principle                           21.6                5.6
      Depreciation, depletion and amortization                                     409.8              351.0
      Provision for deferred income taxes                                          203.5              380.9
      Provision for loss on property and other assets                                4.2               30.7
      Gain on dispositions of assets                                              (102.2)               (.5)
      Gain on conversion of common stock investment                               (214.7)                --
      Minority interest in income (loss) and preferred returns of
         consolidated subsidiaries                                                 (13.0)               4.0
      Cash provided (used) by changes in assets and liabilities:
         Receivables                                                              (309.9)            (234.0)
         Inventories                                                              (178.7)             (58.5)
         Other current assets                                                     (143.4)             (44.9)
         Accounts payable                                                          428.0              126.9
         Accrued liabilities                                                      (165.4)            (127.1)
      Changes in current energy trading assets and liabilities                    (263.6)             (16.9)
      Changes in non-current energy trading assets and liabilities                (195.6)               5.9
      Changes in non-current deferred income                                       124.5              125.1
      Other, including changes in non-current assets and liabilities                65.2               49.5
                                                                          --------------     --------------
         Net cash provided by operating activities                                 121.8              668.7
                                                                          --------------     --------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                     314.0            1,307.1
   Payments of notes payable                                                      (445.1)            (435.6)
   Proceeds from long-term debt                                                    900.6              852.1
   Payments of long-term debt                                                     (554.4)            (933.5)
   Proceeds from issuance of common stock                                           47.4              124.8
   Dividends paid                                                                 (132.6)            (132.1)
   Other--net                                                                        1.3                9.3
                                                                          --------------     --------------
         Net cash provided by financing activities                                 131.2              792.1
                                                                          --------------     --------------

INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                      (2,162.1)          (1,168.2)
      Proceeds from dispositions and excess fiber capacity transactions             39.9               51.0
      Changes in accounts payable and accrued liabilities                           28.4              (82.8)
   Acquisitions of businesses, net of cash acquired                               (147.7)            (162.9)
   Proceeds from sales of short-term investments                                 1,436.1                 --
   Proceeds from sales of investments and other assets                             253.0                5.6
   Purchases of investments/advances to affiliates                                (336.5)            (404.5)
   Other--net                                                                      (28.7)              (2.2)
                                                                          --------------     --------------
         Net cash used by investing activities                                    (917.6)          (1,764.0)
                                                                          --------------     --------------
         Decrease in cash and cash equivalents                                    (664.6)            (303.2)

Cash and cash equivalents at beginning of period                                 1,092.0              503.3
                                                                          --------------     --------------
Cash and cash equivalents at end of period                                $        427.4     $        200.1
                                                                          ==============     ==============


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

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  General
--------------------------------------------------------------------------------

   The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Annual Report on Form 10-K/A. The accompanying financial statements have not been audited by independent auditors, but include all normal recurring adjustments and others, which, in the opinion of Williams' management, are necessary to present fairly its financial position at June 30, 2000, its results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

    Segment profit of operating companies may vary by quarter. Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

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

      In fourth-quarter 1999, Williams conformed its accounting for all of its inventories of non-trading crude oil and refined products to the average-cost method or market, if lower, the method used for the majority of such inventories. Previously, certain of these inventories were carried on the last-in, first-out cost method. All previously reported results have been restated to reflect the retroactive application of this accounting change. The accounting change increased net income for the three and six months ended June 30, 1999, by $1.1 million and $3.7 million, respectively. Diluted earnings per share for the six months ended June 30, 1999, increased $.01 per share as a result of the accounting change.

     Network's recognition of revenue related to cash received for the right to use portions of its fiber-optic network was impacted by Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66," issued in June 1999. Network's lease transactions entered into after June 30, 1999, are accounted for as operating leases unless title to the fibers under lease transfers to the lessee. The effect of this interpretation on the three and six months ended June 30, 2000, was to decrease revenues by $31.1 million and $34.8 million, respectively and decrease net income by $8.5 million and $9.8 million, respectively.

   Certain other income statement and cash flow amounts have been reclassified to conform to the current classifications.

3. Investing income
--------------------------------------------------------------------------------

     In second-quarter 2000, Williams recognized a gain of $214.7 million resulting from the conversion of Williams' shares of Concentric Network Corporation's common stock into shares of NEXTLINK Communications, Inc.'s common stock pursuant to a merger of those companies in June 2000.

     Williams sold a portion of its investment in certain marketable equity securities for gains of $36.6 million and $68.1 million for the three and six months ended June 30, 2000, respectively.

     In a series of transactions during first-quarter 2000, Williams sold a portion of its investment in ATL-Algar Telecom Leste S.A. (ATL) for approximately $168 million in cash to SBC Communications, Inc. (SBC), which became a related party in first-quarter 2000. This investment had a carrying value of $30 million. Williams recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL.

4.  Asset impairments and other accruals
--------------------------------------------------------------------------------

     Included in second-quarter 2000 other expense-net within segment costs and expenses and Energy Marketing & Trading's segment profit is a $25.9 million guarantee loss accrual. The accrual results from the decision to discontinue mezzanine lending services and represents the estimated liability associated with guarantees of current lending activities.

     Included in second-quarter 1999 other expense-net within segment costs and expenses and Strategic Investments' segment loss are pre-tax charges totaling $26.7 million relating to management's second-quarter 1999 decision and commitment to sell certain audio and video conferencing and closed-circuit video conferencing businesses. The $26.7 million charge consisted of a $22.8 million impairment of the assets to fair value based on the expected net sales proceeds of $50 million and $3.9 million in exit costs consisting of contractual obligations related to the sale of these businesses. The sales were completed later in 1999 with an additional $1.7 million impairment charge recorded. These transactions resulted in an income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Segment losses for the operations related to these assets for the three and six months ended June 30, 1999, were $5 million and $9.1 million, respectively.

5.   Provision for income taxes
--------------------------------------------------------------------------------
   The provision (benefit) for income taxes includes:

                     Three months ended            Six months ended
(Millions)                June 30,                    June 30,
                  ------------------------    ------------------------
                     2000          1999          2000          1999
                  ----------    ----------    ----------    ----------
Current:
  Federal         $      8.9    $   (307.3)   $     90.1    $   (299.5)
  State                  6.4           4.4          19.1           7.7
  Foreign               (4.9)          1.0          (1.2)          1.9
                  ----------    ----------    ----------    ----------
                        10.4        (301.9)        108.0        (289.9)
Deferred:
  Federal              203.2         346.5         162.3         371.0
  State                 22.0           4.9          43.6           9.9
  Foreign                1.7            --          (2.4)           --
                  ----------    ----------    ----------    ----------
                       226.9         351.4         203.5         380.9
                  ----------    ----------    ----------    ----------
Total provision   $    237.3    $     49.5    $    311.5    $     91.0
                  ==========    ==========    ==========    ==========

   The effective income tax rate for the three and six months ended June 30, 2000, is greater than the federal statutory rate due primarily to the effects of state income taxes.

   A federal tax refund of $321 million received in second-quarter 1999 is reflected as a current federal benefit with an offsetting deferred federal provision attributable to temporary differences between the book and tax basis of certain assets.

   The effective income tax rate for 1999 is greater than the federal statutory rate due primarily to the effects of state income taxes and the impact of goodwill not deductible for tax purposes related to the assets impaired during second-quarter 1999 (see Note 4).

6.  Cumulative effect of change in accounting principle
--------------------------------------------------------------------------------

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Among other things, SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. Prior to January 1, 2000, Solutions' revenue recognition policy had been to recognize revenues on new systems sales and upgrades under the percentage-of-completion method. A portion of the revenues on the contracts were initially recognized upon delivery of equipment with the remaining revenues under the contract being recognized over the installation period based on the relationship of incurred labor to total estimated labor. In light of the new guidance issued in SAB 101, effective January 1, 2000, Solutions changed its method of accounting for new systems sales and upgrades from the percentage-of-completion method to the completed-contract method. The provisions of SAB 101 permit Solutions to treat this change in accounting principle as a cumulative effect adjustment consistent with rules issued under Accounting Principles Board Opinion No. 20. The cumulative effect of the accounting change resulted in a charge to first-quarter 2000 net income of $21.6 million (net of income tax benefits of $14.9 million and minority interest of $21 million). Solutions recognized $63.2 million and $201.4 million of revenue for the three and six months ended June 30, 2000, respectively, for contracts completed in 2000 that were previously reported under the percentage-of-completion method.

   Pro forma amounts, assuming the completed-contract method is applied retroactively, are as follows:

(Dollars in millions,            Three                       Six
  except per-share           months ended               months ended
  amounts)                  June 30, 1999              June 30, 1999
                      -------------------------   -------------------------
                       Pro forma     Reported      Pro forma     Reported
                      -----------   -----------   -----------   -----------
Net income            $      18.1   $      18.1   $      67.4   $      71.0
Earnings per share:
   Basic              $       .04   $       .04   $       .15   $       .16
   Diluted            $       .04   $       .04   $       .15   $       .16
                      -----------   -----------   -----------   -----------

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

7. Earnings per share
--------------------------------------------------------------------------------
   Basic and diluted earnings per common share are computed as follows:

(Dollars in millions, except               Three                       Six
per-share amounts; shares in            months ended               months ended
thousands)                                June 30,                   June 30,
                                 -------------------------   -------------------------
                                     2000          1999          2000          1999
                                 -----------   -----------   -----------   -----------
Income before cumulative
   effect of change in
   accounting principle          $     351.8   $      18.1   $     473.1   $      76.6
Preferred stock dividends               --              .9          --             2.5
                                 -----------   -----------   -----------   -----------
Income before cumulative
   effect of change in
   accounting principle
   available to common
   stockholders for basic and
   diluted earnings per share    $     351.8   $      17.2   $     473.1   $      74.1
                                 ===========   ===========   ===========   ===========
Basic weighted-average shares        443,778       435,052       443,331       433,580
Effect of dilutive securities:
   Stock options                       4,839         6,694         5,030         5,802
                                 -----------   -----------   -----------   -----------
Diluted weighted-average
  shares                             448,617       441,746       448,361       439,382
                                 ===========   ===========   ===========   ===========

Basic and diluted earnings
   per common share before
   cumulative effect of change
   in accounting principle:
      Basic                      $       .79   $       .04   $      1.07   $       .17
      Diluted                    $       .78   $       .04   $      1.06   $       .17
                                 ===========   ===========   ===========   ===========

   For the three and six months ended June 30, 1999, approximately 6.4 million and 7.1 million shares, respectively, related to the assumed conversion of $3.50 convertible preferred stock have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive. Each share of the $3.50 convertible preferred stock was converted during 1999.

8. Inventories
--------------------------------------------------------------------------------

                                       June 30,     December 31,
(Millions)                               2000           1999
                                     ------------   ------------
Raw materials:
   Crude oil                         $      111.5   $       66.6
   Other                                      3.3            2.1
                                     ------------   ------------
                                            114.8           68.7
Finished goods:
   Refined products                         227.5          172.5
   Natural gas liquids                      163.8           83.9
   General merchandise and
        communications equipment            118.6          116.0
                                     ------------   ------------
                                            509.9          372.4

Materials and supplies                      106.4          110.2
Natural gas in underground storage           77.2           77.5
Other                                         2.9            2.7
                                     ------------   ------------
                                     $      811.2   $      631.5
                                     ============   ============

9.  Debt and banking arrangements
--------------------------------------------------------------------------------

Notes payable

   Williams has a $1.4 billion commercial paper program, backed by a short-term bank-credit facility. At June 30, 2000, approximately $1.2 billion of commercial paper was outstanding under the program. Interest rates vary with current market conditions. Subsequent to June 30, 2000, the commercial paper program and related short-term bank-credit facility were increased to $1.7 billion.

Debt

                                      Weighted-
                                      average
                                      interest         June 30,      December 31,
(Millions)                              rate*           2000             1999
                                    ------------     ------------    ------------
Revolving credit loans                       7.2%    $      500.0    $      525.0
Debentures, 6.25%-10.25%,
   payable 2003-2027 (1)                     7.4          1,103.2         1,105.2
Notes, 5.1%-10.875%,
   payable through 2022 (2)                  8.0          6,901.8         7,339.1
Notes, adjustable rate,
   payable through 2004                      7.2          1,253.3           455.0
Other, payable through 2009                  7.0              5.2             7.0
                                    ------------     ------------    ------------
                                                          9,763.5         9,431.3
Current portion of long-term debt                          (424.4)         (196.0)
                                                     ------------    ------------
                                                     $    9,339.1    $    9,235.3
                                                     ============    ============

*    At June 30, 2000, including the effects of interest-rate swaps.

(1) $200 million, 7.08% debentures, payable 2026, are subject to redemption at par at the option of the debtholder in 2001.

(2) $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2002.

   Williams' communications business, Williams Communications Group, Inc. (WCG), has a $1.05 billion long-term credit agreement. Terms of the credit agreement contain restrictive covenants limiting the transfer of funds to Williams (parent), including the payment of dividends and repayment of intercompany borrowings by WCG to Williams (parent). At June 30, 2000, no amounts were outstanding under this facility. Interest rates vary with current market conditions.

   Under the terms of Williams' $1 billion revolving credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to varying amounts of the facility, while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions. Subsequent to June 30, 2000, Williams' $1 billion revolving credit agreement was terminated and replaced with a $700 million revolving credit agreement under which Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to varying amounts of the facility, while Williams (parent) has access to all unborrowed amounts. Terms of the agreement are based on Williams exclusive of WCG and restrict the transfer of funds from Williams to WCG.

   In January 2000, Williams issued $500 million of adjustable rate notes due 2001 at an initial interest rate of approximately 6.5 percent. In April 2000, Williams entered into a $400 million three-year term loan bank agreement. A total of $400 million was borrowed under the agreement. Interest rates are based on LIBOR plus one percent.

   Subsequent to June 30, 2000, WCG issued $1 billion in debt obligations consisting of $575 million in 11.7 percent notes due 2008 and $425 million in
11.875 percent notes due 2010.

   During second-quarter 2000, Williams terminated certain interest rate swaps with a notional value of approximately $700 million. These swaps were utilized to convert certain fixed-rate debt obligations to variable rate obligations. Williams paid approximately $9 million to terminate the swaps. The $9 million was deferred and will be amortized as an adjustment of interest expense on the outstanding debt over the remaining original term of the terminated swap agreements.

10.  Contingent liabilities and commitments
--------------------------------------------------------------------------------

Rate and regulatory matters and related litigation

   Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $138 million for potential refund as of June 30, 2000.

   In 1997, the Federal Energy Regulatory Commission (FERC) issued orders addressing, among other things, the authorized rates of return for three of the Williams interstate natural gas pipeline subsidiaries. All of the orders involve rate cases that became effective between 1993 and 1995 and, in each instance, these cases have been superseded by more recently filed rate cases. In the three orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. However, the long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Each of the three pipeline subsidiaries challenged its respective FERC order in an effort to have the FERC change its rate-of-return methodology with respect to these and other rate cases. On January 30, 1998, the FERC convened a public conference to consider, on an industry-wide basis, issues with respect to pipeline rates of return. In July 1998, the FERC issued orders in two of the three pipeline subsidiary rate cases, again modifying its rate-of-return methodology by adopting a formula that gives less weight to the long-term growth component. Certain parties appealed the FERC's action, because the most recent formula modification results in somewhat higher rates of return compared to the rates of return calculated under the FERC's prior formula. The appeals have been denied. In June and July 1999, the FERC applied the new methodology in the third pipeline subsidiary rate case, as well as in a fourth case involving the same pipeline subsidiary. In March 2000, the FERC applied the new methodology in a fifth case involving a Williams interstate pipeline subsidiary, and certain parties have sought rehearing before the FERC in this proceeding. After evaluating the rehearing requests, Williams reduced its accrued liability for rate refunds in second-quarter 2000 by $62.7 million of which $58.8 million is included in Gas Pipeline's segment revenues and segment profit and $3.9 million is included in Midstream Gas & Liquids' segment revenues and segment profit. An additional $8.5 million of related interest is included as a reduction of interest accrued.

   As a result of FERC Order 636 decisions in prior years, each of the natural gas pipeline subsidiaries has undertaken the reformation or termination of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

   In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. Through June 30, 2000, Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $66 million, plus interest, in gas supply realignment costs.

   On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) and a Notice of Inquiry (NOI), proposing revisions to regulatory policies for interstate natural gas transportation service. In the NOPR, the FERC proposes to eliminate the rate cap on short-term transportation services and implement regulatory policies that are intended to maximize competition in the short-term transportation market, mitigate the ability of firms to exercise residual monopoly power and provide opportunities for greater flexibility in the provision of pipeline services and to revise certain other rate and certificate policies. In the NOI, the FERC sought comments on its pricing policies in the existing long-term market and pricing policies for new capacity. Williams filed comments on the NOPR and NOI in the second quarter of 1999. On February
9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the NOPR and NOI. The FERC adopts in Order 637 certain policies that it finds are necessary to adjust its current regulatory model to the needs of the evolving markets, but determines that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, will be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revises its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permits pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

Environmental matters

   Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At June 30, 2000, these subsidiaries had accrued liabilities totaling approximately
$26 million for these costs.

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

   Transcontinental Gas Pipe Line, Texas Gas and Williams Gas Pipelines Central (Central) have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of June 30, 2000, Central had accrued a liability for approximately $11 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $26 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

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

   Energy Services (WES) also accrues environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, WES owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At June 30, 2000, WES and its subsidiaries had accrued liabilities totaling approximately $41 million. WES accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At June 30, 2000, WES and its subsidiaries had accrued receivables totaling $16 million.

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

   In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At June 30, 2000, Williams had approximately $12 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

Other legal matters

   In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. On June 8, 2000, Transcontinental Gas Pipe Line's appeal was denied by the Texas Court of Appeals, and the company is pursuing rehearing of the court's decision. In the other case, a producer has asserted damages, including interest calculated through December 31, 1997, of approximately $6 million. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

   In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, Texas Gas, Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi- District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints filed by various defendants, including Williams, are pending.

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

Commitments

   Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion and certain other services for purposes of generating electricity. At June 30, 2000, annual estimated committed payments under these contracts range from approximately $20 million to $383 million, resulting in total committed payments over the next 22 years of approximately $7 billion.

11.  Recent accounting standards
--------------------------------------------------------------------------------

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

   The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on Williams' results of operations and financial position will not be material.

   At the July 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying EITF Issue No. 98-10, 'Accounting for Contracts Involved in Energy Trading and Risk Management Activities.'" This Issue addresses how the fair value for energy-related contracts and any related energy purchase and sales contracts should be measured. This Issue is effective immediately upon issuance on a prospective basis and may initially have a material favorable impact to Williams' results of operations and financial position during third-quarter 2000. The actual impact of this Issue is being determined.

12.  Comprehensive income
--------------------------------------------------------------------------------

   Comprehensive income is as follows:

                                                       Three                        Six
                                                    months ended               months ended
(Millions)                                            June 30,                    June 30,
                                              ------------------------    ------------------------
                                                 2000          1999          2000          1999
                                              ----------    ----------    ----------    ----------
Net income                                    $    351.8    $     18.1    $    451.5    $     71.0
Other comprehensive income (loss):
  Unrealized gains on securities                   222.9          11.0         363.5         131.6
  Realized gains in net income                    (251.3)           --        (282.8)           --
  Foreign currency
    translation adjustments                        (10.4)          1.1         (15.5)        (20.9)
                                              ----------    ----------    ----------    ----------
  Other comprehensive
    income (loss) before taxes
     and minority interest                         (38.8)         12.1          65.2         110.7
  Income tax benefit (provision)
    on other comprehensive
    income (loss)                                   11.2          (4.3)        (31.2)        (51.2)
  Minority interest in other
    comprehensive income (loss)                      6.1            --          (2.9)           --
                                              ----------    ----------    ----------    ----------
Other comprehensive
     income (loss)                                 (21.5)          7.8          31.1          59.5
                                              ----------    ----------    ----------    ----------
Comprehensive income                          $    330.3    $     25.9    $    482.6    $    130.5
                                              ==========    ==========    ==========    ==========

    In first-quarter 2000, Williams entered into a derivative instrument that will expire in various stages throughout the remainder of 2000. Subsequent to June 30, 2000, Williams entered into another derivative instrument which will expire by fourth-quarter 2001. These derivative instruments are designed to hedge Williams' exposure to changes in the price of its investments in certain marketable equity securities. Changes in the fair value of the hedged marketable equity securities and the impact of the associated derivative instruments are currently reflected in other comprehensive income. The derivative instruments impact realized gains or losses from the sale of the hedged marketable equity securities.

13.  Segment disclosures
-----------------------------------------------------------------------------

    Williams evaluates performance based upon segment profit (loss) from operations which includes revenues from external and internal customers, equity earnings (losses), operating costs and expenses, depreciation, depletion and amortization and income (loss) from investments. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices. As a result of the assumption of investment management activities within the operating segments, the definition of segment profit (loss) was modified during first-quarter 2000 to include income (loss) from investments resulting from the management of investments in equity instruments. This income (loss) from investments is reported in investing income in the Consolidated Statement of Income. The prior year segment information has been restated to conform to the current period presentation. The primary components of income from investments included in segment profit (loss) are the gains from certain marketable equity securities (in Network) and the gain on the sale of investments in ATL-Algar Telecom Leste, S.A. (in Strategic Investments) (see Note 3).

    Williams' reportable segments are strategic business units that offer different products and services. The segments are managed separately, because each segment requires different technology, marketing strategies and industry knowledge. Other includes investments in international energy and certain communications-related ventures, as well as corporate operations.

    Prior year amounts of Communications' operating segments have been restated to reflect the first quarter 2000 segment realignment. In addition, prior period segment amounts within Energy Services have been restated to reflect the fourth quarter 1999 change in inventory valuation method and the first quarter 2000 transfer of certain Alaskan operations within Energy Services (see Note 2).

    The increase in Energy Marketing & Trading's total assets, as noted on page 14, is due primarily to increased commodity prices within the trading portfolios. The following table reflects the reconciliation of operating income
(loss) as reported in the Consolidated Statement of Income to segment profit
(loss), per the tables on pages 13 and 14:

                              Three months ended June 30, 2000                  Three months ended June 30, 1999
                         Operating     Income from        Segment          Operating     Income from       Segment
(Millions)              Income (Loss)  Investments     Profit (Loss)    Income (Loss)    Investments     Profit (Loss)
                        -------------  -----------     -------------    -------------    -----------     -------------
Gas Pipeline            $    215.2     $        --     $      215.2     $     175.4      $        --     $     175.4
Energy Services              411.6              --            411.6           105.9               --           105.9
Communications              (137.1)          251.3            114.2           (76.1)              --           (76.1)
Other                          5.1              --              5.1            (5.0)              --            (5.0)
                        ----------     -----------     ------------     -----------      -----------     -----------
Total segments               494.8     $     251.3     $      746.1           200.2      $        --     $     200.2
                        ----------     -----------     ------------     -----------      -----------     -----------
General corporate
  expenses                   (20.9)                                           (16.6)
                        ----------                                      -----------
Total operating
  income                $    473.9                                      $     183.6
                        ==========                                      ===========


                               Six months ended June 30, 2000                  Six months ended June 30, 1999
                         Operating     Income from        Segment          Operating     Income from       Segment
(Millions)              Income (Loss)  Investments     Profit (Loss)    Income (Loss)    Investments     Profit (Loss)
                        -------------  -----------     -------------    -------------    -----------     -------------

Gas Pipeline            $    412.5     $       --      $      412.5     $     362.2      $        --      $     362.2
Energy Services              616.7             --             616.7           231.0               --            231.0
Communications              (259.0)         303.0              44.0          (127.6)              --           (127.6)
Other                         11.3             --              11.3           (22.0)              --            (22.0)
                        ----------     ----------      ------------     -----------      -----------      -----------
Total segments               781.5     $    303.0      $    1,084.5           443.6      $        --      $     443.6
                        ----------     ----------      ------------     -----------      -----------      -----------
General corporate
  expenses                   (40.3)                                           (33.5)
                        ----------                                      -----------
Total operating
  income                $    741.2                                      $     410.1
                        ==========                                      ===========

                                                                 Revenues
                                  -----------------------------------------------------------------------
                                      External          Inter-          Equity Earnings                            Segment
(Millions)                           Customers          segment             (Losses)            Total           Profit (Loss)
                                  --------------    --------------      --------------     --------------     --------------
FOR THE THREE MONTHS ENDED JUNE  30, 2000

GAS PIPELINE                      $        471.3    $         14.3      $          6.4     $        492.0     $        215.2
ENERGY SERVICES
  Energy Marketing & Trading               980.8             (13.4)*                .1              967.5              268.8
  Exploration & Production                  16.5              55.2                  --               71.7               10.0
  Midstream Gas & Liquids                  167.2             157.3                 (.8)             323.7               71.9
  Petroleum Services                       684.7             409.5                 (.2)           1,094.0               62.4
  Merger-related costs and
    non-compete amortization                  --                --                  --                 --               (1.5)
                                  --------------    --------------      --------------     --------------     --------------
  TOTAL ENERGY SERVICES                  1,849.2             608.6                 (.9)           2,456.9              411.6
                                  --------------    --------------      --------------     --------------     --------------

COMMUNICATIONS
  Network                                  134.7              11.0                  .6              146.3              161.0
  Broadband Media                           41.6                .1                (2.8)              38.9               (8.6)
  Solutions                                337.9               1.4                  --              339.3              (34.7)
  Strategic Investments                       --                --                (1.8)              (1.8)              (3.5)
                                  --------------    --------------      --------------     --------------     --------------
  TOTAL COMMUNICATIONS                     514.2              12.5                (4.0)             522.7              114.2
                                  --------------    --------------      --------------     --------------     --------------
OTHER                                       22.8              10.5                  .1               33.4                5.1
ELIMINATIONS                                  --            (645.9)                 --             (645.9)                --
                                  --------------    --------------      --------------     --------------     --------------
TOTAL                             $      2,857.5    $           --      $          1.6     $      2,859.1     $        746.1
                                  ==============    ==============      ==============     ==============     ==============

FOR THE THREE MONTHS ENDED JUNE 30, 1999

GAS PIPELINE                      $        412.6    $         11.3      $           .6     $        424.5     $        175.4
ENERGY SERVICES
  Energy Marketing & Trading               414.4             (37.6)*               (.2)             376.6               13.2
  Exploration & Production                  10.9              32.1                  --               43.0                7.0
  Midstream Gas & Liquids                  137.1             105.8                (5.6)             237.3               53.6
  Petroleum Services                       516.1             195.1                  .1              711.3               34.8
  Merger-related costs and
    non-compete amortization                  --                --                  --                 --               (2.7)
                                  --------------    --------------      --------------     --------------     --------------
  TOTAL ENERGY SERVICES                  1,078.5             295.4                (5.7)           1,368.2              105.9
                                  --------------    --------------      --------------     --------------     --------------

COMMUNICATIONS
  Network                                   85.3              11.4                  --               96.7              (25.7)
  Broadband Media                           40.4                .5                  --               40.9               (4.2)
  Solutions                                359.4                --                  --              359.4               (8.6)
  Strategic Investments                     12.8                .3                (4.9)               8.2              (37.6)
                                  --------------    --------------      --------------     --------------     --------------
  TOTAL COMMUNICATIONS                     497.9              12.2                (4.9)             505.2              (76.1)
                                  --------------    --------------      --------------     --------------     --------------
OTHER                                       18.0               9.8                (4.0)              23.8               (5.0)
ELIMINATIONS                                  --            (328.7)                 --             (328.7)                --
                                  --------------    --------------      --------------     --------------     --------------
TOTAL                             $      2,007.0    $           --      $        (14.0)    $      1,993.0     $        200.2
                                  ==============    ==============      ==============     ==============     ==============

*Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair value accounting, exceed intercompany revenue.

                                                                Revenues
                                  -----------------------------------------------------------------------
                                     External           Inter-          Equity Earnings                           Segment
(Millions)                          Customers           segment            (Losses)            Total           Profit (Loss)
                                  --------------    --------------      --------------     --------------     --------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
GAS PIPELINE                      $        932.1    $         28.9      $         12.3     $        973.3     $        412.5
ENERGY SERVICES
  Energy Marketing & Trading             1,580.5              (7.8)*                .1            1,572.8              343.0
  Exploration & Production                  24.4             103.1                  --              127.5               21.4
  Midstream Gas & Liquids                  339.5             311.5                  .2              651.2              156.4
  Petroleum Services                     1,312.4             763.7                 (.2)           2,075.9              100.1
  Merger-related costs and
    non-compete amortization                  --                --                  --                 --               (4.2)
                                  --------------    --------------      --------------     --------------     --------------
  TOTAL ENERGY SERVICES                  3,256.8           1,170.5                  .1            4,427.4              616.7
                                  --------------    --------------      --------------     --------------     --------------
COMMUNICATIONS
  Network                                  253.7              22.2                 1.0              276.9              102.7
  Broadband Media                           82.5                .1                (3.5)              79.1              (14.6)
  Solutions                                710.3               2.2                  --              712.5              (56.8)
  Strategic Investments                       --                --                (4.6)              (4.6)              12.7
                                  --------------    --------------      --------------     --------------     --------------
  TOTAL COMMUNICATIONS                   1,046.5              24.5                (7.1)           1,063.9               44.0
                                  --------------    --------------      --------------     --------------     --------------
OTHER                                       45.6              20.7                  .5               66.8               11.3
ELIMINATIONS                                  --          (1,244.6)                 --           (1,244.6)                --
                                  --------------    --------------      --------------     --------------     --------------
TOTAL                             $      5,281.0    $           --      $          5.8     $      5,286.8     $      1,084.5
                                  ==============    ==============      ==============     ==============     ==============

FOR THE SIX MONTHS ENDED JUNE 30, 1999
GAS PIPELINE                      $        864.9    $         25.8      $           .7     $        891.4     $        362.2
ENERGY SERVICES
  Energy Marketing & Trading               821.0             (89.0)*               (.3)             731.7               55.2
  Exploration & Production                  12.1              58.4                  --               70.5               11.7
  Midstream Gas & Liquids                  330.2             132.7                (7.9)             455.0              100.2
  Petroleum Services                       919.6             332.4                  .3            1,252.3               70.7
  Merger-related costs and
    non-compete amortization                  --                --                  --                 --               (6.8)
                                  --------------    --------------      --------------     --------------     --------------
  TOTAL ENERGY SERVICES                  2,082.9             434.5                (7.9)           2,509.5              231.0
                                  --------------    --------------      --------------     --------------     --------------
COMMUNICATIONS
  Network                                  192.7              24.1                  --              216.8              (48.2)
  Broadband Media                           79.0               1.3                  --               80.3               (9.9)
  Solutions                                699.9                --                  --              699.9              (17.7)
  Strategic Investments                     27.5                .6               (13.0)              15.1              (51.8)
                                  --------------    --------------      --------------     --------------     --------------
  TOTAL COMMUNICATIONS                     999.1              26.0               (13.0)           1,012.1             (127.6)
                                  --------------    --------------      --------------     --------------     --------------
OTHER                                       30.8              19.6               (20.4)              30.0              (22.0)
ELIMINATIONS                                  --            (505.9)                 --             (505.9)                --
                                  --------------    --------------      --------------     --------------     --------------
TOTAL                             $      3,977.7    $           --      $        (40.6)    $      3,937.1     $        443.6
                                  ==============    ==============      ==============     ==============     ==============

                                                                                                        TOTAL ASSETS
(Millions)                                                                                  June 30, 2000    December 31, 1999
                                                                                           --------------    -----------------

GAS PIPELINE                                                                               $      8,716.5     $      8,628.5
ENERGY SERVICES
  Energy Marketing & Trading                                                                      6,206.4            3,209.7
  Exploration & Production                                                                          592.7              618.6
  Midstream Gas & Liquids                                                                         3,496.7            3,514.4
  Petroleum Services                                                                              2,778.3            2,588.7
                                                                                           --------------     --------------
  TOTAL ENERGY SERVICES                                                                          13,074.1            9,931.4
                                                                                           --------------     --------------
COMMUNICATIONS
  Network                                                                                         4,578.7            4,079.8
  Broadband Media                                                                                   226.8              348.0
  Solutions                                                                                       1,176.7            1,537.6
  Strategic Investments                                                                             531.4              412.5
                                                                                           --------------     --------------
  TOTAL COMMUNICATIONS                                                                            6,513.6            6,377.9
                                                                                           --------------     --------------
OTHER                                                                                             7,219.5            6,629.3
ELIMINATIONS                                                                                     (7,126.6)          (6,278.6)
                                                                                           --------------     --------------
TOTAL                                                                                      $     28,397.1     $     25,288.5
                                                                                           ==============     ==============

*Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair value accounting, exceed intercompany revenue.

14.  Asset acquisitions from related party
------------------------------------------------------------------------------

     In June of 2000, WCG acquired interests in undersea communications cables between the United States and China, and between the United States and Japan, from SBC, a related party, for a purchase price of approximately $111.4 million. In addition, WCG has entered into an agreement, expected to close in third-quarter 2000, to purchase certain long-distance network assets of Ameritech Communications, Inc., a subsidiary of SBC, for approximately $145 million.

15.  Subsequent events
------------------------------------------------------------------------------

     Subsequent to June 30, 2000, Williams entered into several agreements to purchase various energy-related assets including a natural gas liquids (NGL) extraction plant and other NGL assets in Canada, an NGL pipeline in the United States and Canada and refined petroleum product terminals in the northeastern United States. Williams estimates the aggregate purchase price pursuant to these agreements to be no more than $800 million. All agreements are expected to close by the end of 2000.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Second Quarter 2000 vs. Second Quarter 1999

CONSOLIDATED OVERVIEW

     Williams' revenues increased $866 million, or 43 percent, due primarily to higher Energy Services' revenues from increased petroleum products and natural gas liquids average sales prices and volumes and higher electric power services revenues. Revenues also increased due to additional rate refund liability reductions at Gas Pipeline and growth in Communications' data and voice services. Partially offsetting these increases were lower Communications' revenues from new systems sales and upgrades.

     Segment costs and expenses increased $572 million, or 32 percent, due primarily to higher costs related to increased petroleum products and natural gas liquids average purchase prices and volumes, higher costs and expenses from growth of Communications' Network operations and infrastructure, higher variable compensation levels associated with improved performance at Energy Services and a $25.9 million guarantee loss accrual at Energy Services. Partially offsetting these increases was the effect in 1999 of $26.7 million of asset impairment charges and exit costs at Communications.

     Operating income increased $290 million, or 158 percent, due primarily to a $306 million increase at Energy Services and a $40 million increase at Gas Pipeline, partially offset by $61 million higher losses at Communications. Energy Services' increase reflects improved electric power services margins and higher per-unit natural gas liquids margins, partially offset by higher variable compensation levels and the $25.9 million guarantee loss accrual. Gas Pipeline's increase reflects increased reductions to rate refund liabilities in 2000. The increased losses at Communications reflect losses associated with providing customer services prior to completion of the new network, higher depreciation and network lease expense as the network is brought into service and higher selling, general and administrative expenses, including costs associated with infrastructure growth and improvement, partially offset by the effect in 1999 of $26.7 million of asset impairment and exit costs.

     Income before income taxes and cumulative effect of change in accounting principle increased $521 million, from $68 million in 1999 to $589 million in 2000, due primarily to $290 million higher operating income and $275 million higher investing income. The increase in investing income reflects a $214.7 million gain from the conversion of Williams' shares of Concentric Network Corporation's common stock into shares of NEXTLINK Communications, Inc.'s common stock pursuant to a merger of those companies in June 2000, gains totaling $36.6 million from the sale of certain marketable equity securities and higher interest income. Partially offsetting was $49 million higher net interest expense reflecting increased debt in support of continued expansion and new projects.

GAS PIPELINE

     GAS PIPELINE'S revenues increased $67.5 million, or 16 percent, due primarily to $64 million of rate refund liability reductions associated mainly with the evaluation of a favorable Federal Energy Regulatory Commission (FERC) order received in March 2000 by Transcontinental Gas Pipe Line related to the rate-of-return and capital structure issues in a regulatory proceeding. Revenues also increased due to $32 million higher gas exchange imbalance settlements (offset in costs and operating expenses), $7 million higher transportation demand revenues and $6 million higher equity investment earnings from pipeline joint venture projects. Partially offsetting these increases was a total of $38 million of reductions to rate refund liabilities in 1999 by three of the gas pipelines resulting from second-quarter 1999 regulatory proceedings involving rate-of-return methodology.

     Segment profit increased $39.8 million, or 23 percent, due primarily to the $26 million net effect of rate refund liability reductions discussed above, $6 million higher equity investment earnings and lower professional services costs associated with year 2000 compliance work.

     Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

ENERGY SERVICES

     ENERGY MARKETING & TRADING'S revenues increased $590.9 million, or 157 percent, due to a $330.3 million increase in trading revenues and a $260.6 million increase in non-trading revenues. The $330.3 million increase in trading revenues is due primarily to $311 million higher electric power services margins reflecting higher contract origination revenues, favorable changes in forward power market prices, increased trading power volumes and increased demand and market prices for certain ancillary services in the western region. In addition, natural gas services trading revenues increased $20 million due primarily to financial trading gains.

     The $260.6 million non-trading revenue increase is due primarily to $258 million higher refined products marketing revenues and $31 million higher natural gas liquids revenues resulting from higher average sales prices and increased volumes. Recent expansions of the Memphis refinery were a significant contributor to the increased refined product marketing volumes. Partially offsetting these increases were $28 million lower revenues following the sale of the retail natural gas, electric and propane businesses in 1999.

     Costs and operating expenses increased $271.4 million, or 82 percent, due primarily to $263 million higher refined products cost of sales associated with non-trading activities and $31 million higher natural gas liquids cost of sales. Partially offsetting these increases were lower retail natural gas, electric and propane cost of sales and operating expenses of $11 million and $20 million, respectively. These variances result from the corresponding changes in non-trading revenues discussed above.

     Other expense-net in 2000 includes a $25.9 million guarantee loss accrual (see Note 4 of Notes to Consolidated Financial Statements) and a $12.4 million gain on the sale of certain natural gas liquids contracts. Other expense-net in 1999 includes a $5.6 million gain on the sale of certain retail gas and electric assets.

     Segment profit increased $255.6 million, from $13.2 million in 1999 to $268.8 million in 2000, due primarily to the $311 million higher electric power services margins, $20 million higher natural gas services margins and the $12.4 million gain on the sale of certain natural gas liquids contracts. Partially offsetting these increases were $46 million higher selling, general and administrative costs reflecting higher variable compensation levels associated with improved operating performance, the $25.9 million guarantee loss accrual and the effect of the $5.6 million gain on the sale of certain assets in 1999.

     EXPLORATION & PRODUCTION'S revenues increased $28.7 million, or 66 percent, due primarily to $27 million from increased average natural gas sales prices.

     Segment profit increased $3 million, or 42 percent, due primarily to $18 million higher profits from company-owned production. Largely offsetting were $4 million lower margins from the marketing of natural gas from the Williams Coal Seam Gas Royalty Trust (Royalty Trust) and royalty interest owners, a $4 million decrease in the recognition of income previously deferred from a 1997 transaction which transferred certain nonoperating economic benefits to a third party, $3 million higher production-related taxes and $2 million higher provision for nonproducing leasehold impairment.

     MIDSTREAM GAS & LIQUIDS' revenues increased $86.4 million, or 36 percent, due primarily to $80 million higher natural gas liquids sales from processing activities. The liquids sales increase reflects $48 million from a 63 percent increase in average natural gas liquids sales prices and $32 million from a 74 percent increase in volumes sold. The increase in natural gas liquids sales volumes is a result of improved liquids market conditions and the contribution of a new plant which became operational in June 1999. In addition, revenues increased due to $7 million higher natural gas liquids pipeline transportation revenues associated with increased shipments. Shipments increased due to improved market conditions and the completion of the Rocky Mountain liquids pipeline expansion project in November 1999.

     Costs and operating expenses increased $65.3 million, or 42 percent, due primarily to $44 million higher liquids fuel and replacement gas purchases and higher transportation, depreciation and power costs.

     Segment profit increased $18.3 million, or 34 percent, due primarily to $21 million from higher per-unit natural gas liquids margins reflecting increased petrochemical demand and higher crude oil prices and $6 million from increased natural gas liquids volumes sold, partially offset by $6.8 million higher general and administrative expenses.

     PETROLEUM SERVICES' revenues increased $382.7 million, or 54 percent, due primarily to $335 million higher refinery revenues (including $79 million higher intra-segment sales to the travel centers/convenience stores which are eliminated) and $121 million higher travel center/convenience store sales. The $335 million increase in refinery revenues reflects $314 million from 79 percent higher average refined product sales prices and $21 million from a 6 percent increase in refined product volumes sold. The increase in refined product volumes sold follows refinery expansions and improvements in mid-to-late 1999 which increased capacity. The $121 million increase in travel center/convenience store sales reflects $72 million from 33 percent higher average gasoline and diesel sales prices, $45 million primarily from a 74 percent increase in diesel sales volumes and $4 million higher merchandise sales. The increases in diesel sales volumes and merchandise sales reflect the opening of 13 new travel centers since second-quarter 1999. Additional travel centers are planned to open in 2000. In addition, revenues increased due to $15 million higher ethanol sales reflecting both an increase in ethanol volumes sold and average ethanol sales prices, $13 million higher product sales from transportation activities and $10 million higher revenues from terminalling operations following the acquisition of additional terminals in August 1999, partially offset by $23 million lower fleet management revenues following the sale of a portion of such operations in late 1999.

     Costs and operating expenses increased $351.8 million, or 54 percent, due primarily to $323 million higher refining costs and $122 million higher travel center/convenience store costs (including $79 million higher intra-segment purchases from the refineries which are eliminated). The $323 million increase in refining costs reflects $295 million from higher crude supply costs and other related per-unit cost of sales, $18 million associated with increased volumes sold and $11 million higher operating costs at the refineries. The $122 million increase in travel center/convenience store costs reflects

$73 million from higher average gasoline and diesel purchase prices, $42 million primarily from increased diesel sales volumes and $12 million higher store operating costs, slightly offset by $5 million lower merchandise costs of sales. In addition, costs and operating expenses increased due to $11 million higher cost of product sales from transportation activities and $11 million higher ethanol operating costs, offset by $26 million lower fleet management operating costs following the sale of a portion of such operations in late 1999.

     Segment profit increased $27.6 million, or 79 percent, due primarily to $23 million higher refinery gross margins, $9 million higher gross profit from travel center/convenience store merchandise sales, $7 million higher gross profit from product transportation operations and $4 million from improved ethanol operations. Partially offsetting these increases were $11 million and $12 million of increased operating costs at the refineries and travel centers/convenience stores, respectively.

COMMUNICATIONS

     NETWORK'S revenues increased $49.6 million, or 51 percent, due primarily to $49 million from growth in voice and data services provided to customers and $12 million higher network design, operational support and other revenues, partially offset by $8 million lower revenues from dark fiber leases accounted for as sales-type leases on the new fiber-optic network.

     Costs and operating expenses increased $96.1 million, or 108 percent, due primarily to $46 million higher off-net capacity and local access connection costs associated with providing increased customer services, $18 million higher depreciation expense as portions of the new network are placed into service, $15 million higher operating and maintenance expenses to support the increased revenues and future revenue streams and $13 million higher network lease expense for the leased portion of the network.

     Selling, general and administrative expenses increased $20.3 million, or 62 percent, due primarily to costs associated with adding resources and infrastructure required to increase and serve a growing customer base as more of the network is installed and lit.

     Segment profit increased $186.7 million, from a $25.7 million segment loss in 1999 to a $161 million segment profit in 2000. This increase is due primarily to a $214.7 million gain from the conversion of Williams' shares of Concentric Network Corporation's common stock into shares of NEXTLINK Communications, Inc.'s common stock pursuant to a merger of those companies in June 2000 and gains totaling $36.6 million from the sales of certain marketable equity securities (see Note 3). Partially offsetting these increases were losses associated with providing customer services off-net prior to completion of the new network, $31 million higher depreciation and network lease expense and $20.3 million higher selling, general and administrative expenses.

     BROADBAND MEDIA'S revenues decreased $2 million, or 5 percent, and segment loss increased $4.4 million, or 104 percent, due primarily to $3 million of equity investment losses.

     SOLUTIONS' revenues decreased $20.1 million, or 6 percent, due primarily to $30 million lower revenues from new systems sales and upgrades, partially offset by $7 million higher maintenance and customer service orders. Solutions' revenue recognition policy for new system sales and upgrades was changed from the percentage-of-completion method to the completed-contract method effective January 1, 2000 (see Note 6). If second-quarter 1999 were determined using the completed-contract method, the decrease in revenues would have been $18.9 million, or 5 percent.

     Selling, general and administrative expenses increased $8.3 million, or 8 percent, due primarily to a $12 million increase in the provision for uncollectible trade receivables reflecting increased aging of accounts due to significant historical billing and collection issues, partially offset by $3 million of expense in 1999 associated with a Williams-wide incentive program.

     Segment loss increased $26.1 million, to $34.7 million in 2000 from $8.6 million in 1999, due primarily to lower revenues and a higher provision for uncollectible trade receivables. If second-quarter 1999 were determined using the completed-contract method, the increase in segment loss would have been $26 million.

     STRATEGIC INVESTMENTS' revenues decreased $10 million due primarily to the $12 million effect of the July 1999 sale of the audio and video conferencing and closed-circuit video broadcasting businesses, partially offset by $3 million lower equity investment losses following the first-quarter 2000 sale of a portion of the investment in ATL-Algar Telecom Leste S.A. (ATL).

     Costs and operating expenses decreased $10.6 million and selling, general and administrative expenses decreased $7 million due primarily to the sale of the audio and video conferencing and closed-circuit video broadcasting businesses.

     Segment loss decreased $34.1 million, or 91 percent, due primarily to $26.7 million of asset impairment charges and exit costs in 1999 (included in other expense-net within segment costs and expenses) relating to management's decision and commitment to sell the audio and video conferencing and closed-circuit video broadcasting businesses (see Note 4), a $6 million effect of businesses that were generating losses that have been sold or otherwise exited and $3 million lower equity investment losses.

OTHER

     OTHER revenues increased $9.6 million, or 41 percent, and segment profit improved $10.1 million, from a $5 million segment loss in 1999 to a $5.1 million segment profit in 2000. These improvements were due primarily to $7 million lower international equity investment losses reflecting the change in accounting for an equity investment to a cost basis investment following a reduction of management influence.

CONSOLIDATED

     INTEREST ACCRUED increased $82 million, or 61 percent, due primarily to the $37 million effect of higher borrowing levels combined with the $44 million effect of higher average interest rates. These increases reflect the issuance of $2 billion of high-yield public debt in October 1999 by Communications. Interest capitalized increased $33.5 million, from $17.5 million in 1999 to $51 million in 2000, due primarily to increased capital expenditures for the fiber-optic network. Investing income increased $274.8 million, from $5.6 million in 1999 to $280.4 million in 2000, due primarily to $251.3 million of gains from sales/conversion of investments previously discussed within Communications' segment profit and $19 million higher interest income associated primarily with the investment of proceeds from Communications' equity and debt offerings.

     The provision for income taxes increased $187.8 million, from $49.5 million in 1999 to $237.3 million in 2000, due to higher pre-tax income, partially offset by a lower effective income tax rate. The effective income tax rate in 2000 exceeds the federal statutory rate due primarily to the effects of state income taxes. The effective income tax rate in 1999 is significantly higher than the federal statutory rate due primarily to the impact of goodwill not deductible for tax purposes related to assets impaired during the second quarter of 1999 (see Note 4) and the effects of state income taxes.

Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

CONSOLIDATED OVERVIEW

     Williams' revenues increased $1.35 billion, or 34 percent, due primarily to higher Energy Services' revenues from increased petroleum products and natural gas liquids average sales prices and volumes and higher electric power services revenues. Revenues also increased due to additional rate refund liability reductions at Gas Pipeline and growth in Communications' data and voice services. Partially offsetting these increases were lower retail natural gas, electric and propane revenues following the 1999 sale of these businesses and lower Communications' dark fiber lease revenues.

     Segment costs and expenses increased $1.01 billion, or 29 percent, due primarily to higher costs related to increased petroleum products and natural gas liquids average purchase prices and volumes, higher costs and expenses from growth of Communications' Network operations and infrastructure, higher variable compensation levels associated with improved performance at Energy Services and a $25.9 million guarantee loss accrual at Energy Services. Partially offsetting these increases were lower retail natural gas, electric and propane costs following the sale of these businesses in 1999, lower construction costs associated with Communications' dark fiber leases and the effect in 1999 of $26.7 million of asset impairment charges and exit costs at Communications.

     Operating income increased $331 million, or 81 percent, due primarily to a $386 million increase at Energy Services and a $50 million increase at Gas Pipeline, partially offset by $131 million higher losses at Communications. Energy Services' increase reflects improved electric power services margins and higher per-unit natural gas liquids margins, partially offset by higher variable compensation levels, the $25.9 million guarantee loss accrual and a $29 million lower contribution from retail natural gas, electric and propane following the sale of these businesses in 1999. Gas Pipeline's increase reflects increased reductions to rate refund liabilities in 2000. The increased losses at Communications reflect losses associated with providing customer services prior to completion of the new network, higher depreciation and network lease expense as the network is brought into service and higher selling, general and administrative expenses, including costs associated with infrastructure growth and improvement, partially offset by the effect in 1999 of $26.7 million of asset impairment and exit costs.

     Income before income taxes and cumulative effect of change in accounting principle increased $617 million, from $168 million in 1999 to $785 million in 2000, due primarily to $331 million higher operating income and $369 million higher investing income. The increase in investing income reflects a $214.7 million gain from the conversion of Williams' shares of Concentric Network Corporation's common stock into shares of NEXTLINK Communications, Inc.'s common stock pursuant to a merger of those companies in June 2000, gains totaling $68.1 million from the sale of certain marketable equity securities, a $16.5 million gain on the sale of a portion of the investment in ATL and higher interest income. Partially offsetting was $105 million higher net interest expense reflecting increased debt in support of continued expansion and new projects.

GAS PIPELINE

     GAS PIPELINE'S revenues increased $81.9 million, or 9 percent, due primarily to $71 million of rate refund liability reductions associated mainly with the evaluation of a favorable FERC order received in March 2000 by Transcontinental Gas Pipe Line related to the rate-of-return and capital structure issues in a regulatory proceeding. Revenues also increased due to $33 million higher gas exchange imbalance settlements (offset in costs and operating expenses), $15 million higher transportation demand revenues and $12 million higher equity investment earnings from pipeline joint venture projects. Partially offsetting these increases was a total of $41 million of reductions to rate refund liabilities in 1999 by three of the gas pipelines resulting primarily from second-quarter 1999 regulatory proceedings involving rate-of-return methodology.

     Segment profit increased $50.3 million, or 14 percent, due primarily to the $30 million net effect of rate refund liability reductions discussed above, $15 million higher transportation demand revenues, $12 million higher equity investment earnings and lower professional services costs associated with year 2000 compliance work. Partially offsetting were $6 million of accruals for gas exchange imbalances and $4 million of costs associated with consolidating the office headquarters of two of the pipelines.

     Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

ENERGY SERVICES

     ENERGY MARKETING & TRADING'S revenues increased $841.1 million, or 115 percent, due to a $385.8 million increase in trading revenues and a $455.3 million increase in non-trading revenues. The $385.8 million increase in trading revenues is due primarily to $408 million higher electric power services margins reflecting higher contract origination revenues, favorable changes in forward power market prices, increased power trading volumes and $49 million from increased demand and market prices for certain ancillary services in the western region. Slightly offsetting these increases were $9 million lower natural gas services trading margins, $7 million lower crude oil and refined products trading margins and $7 million lower natural gas liquids trading margins.

     The $455.3 million increase in non-trading revenues is due primarily to $566 million higher refined products marketing revenues and $39 million higher natural gas liquids revenues resulting from higher average sales prices and increased volumes. Recent expansions of the Memphis refinery were a significant contributor to the increased refined products marketing volumes. Partially offsetting these increases were $151 million lower revenues following the sale of the retail natural gas, electric and propane businesses in 1999.

     Costs and operating expenses increased $492.2 million, or 82 percent, due primarily to $573 million higher refined products cost of sales associated with non-trading activities and $31 million higher natural gas liquids cost of sales. Partially offsetting these increases were lower natural gas, electric and propane cost of sales and operating expenses of $77 million and $45 million, respectively. These variances result from the corresponding changes in non-trading revenues discussed above.

     Other expense-net in 2000 includes a $25.9 million guarantee loss accrual (see Note 4) and a $12.4 million gain on the sale of certain natural gas liquids contracts. Other expense-net in 1999 includes a $5.6 million gain on the sale of certain retail gas and electric assets.

     Segment profit increased $287.8 million, from $55.2 million in 1999 to $343 million in 2000, due primarily to $408 million higher electric power services margins and the $12.4 million gain on the sale of certain natural gas liquids contracts. Partially offsetting these increases were $43 million higher selling, general and administrative costs reflecting higher variable compensation levels associated with the improved operating performance, a $29 million lower contribution from retail natural gas, electric and propane following the sale of the businesses in 1999, the $25.9 million guarantee loss accrual, $9 million lower natural gas services margins and $13 million lower crude and refined products margins.

     At the July 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying EITF Issue No. 98-10, `Accounting for Contracts Involved in Energy Trading and Risk Management Activities.'" This Issue addresses how the fair value for energy-related contracts and any related energy purchase and sales contracts should be measured. This Issue is effective immediately upon issuance on a prospective basis and may initially have a material favorable impact to Energy Marketing & Trading's results of operations and financial position during third-quarter 2000. The actual impact of this Issue is being determined.

     EXPLORATION & PRODUCTION'S revenues increased $57 million, or 81 percent, due primarily to $42 million from increased average natural gas sales prices, an $8 million contribution in first-quarter 2000 from oil and gas properties acquired in April 1999, and $10 million associated with increases in both company-owned production volumes and marketing volumes from the Royalty Trust and royalty interest owners. Partially offsetting was a $6 million decrease in the recognition of income previously deferred from a 1997 transaction which transferred certain nonoperating economic benefits to a third party.

     Segment profit increased $9.7 million, or 82 percent, due primarily to $22 million higher profits from company-owned production and a $6 million contribution in first-quarter 2000 from the April 1999 acquisition. Partially offsetting were $8 million lower margins from the marketing of natural gas, $6 million decreased recognition of deferred income and $4 million higher production-related taxes.

     MIDSTREAM GAS & LIQUIDS' revenues increased $196.2 million, or 43 percent, due primarily to $161 million higher natural gas liquids sales from processing activities. The liquids sales increase reflects $109 million from an 84 percent increase in average natural gas liquids sales prices and $52 million from a 66 percent increase in volumes sold. The increase in natural gas liquids sales volumes is a result of improved liquids market conditions and the contribution of a new plant which became operational in June 1999. In addition, revenues increased due to $20 million higher natural gas liquids pipeline transportation revenues associated with increased shipments, $8 million improved equity investment earnings mainly from the Discovery pipeline project and $6 million higher processing revenues. The increased natural gas liquids pipeline shipments reflect improved market conditions and the completion of the Rocky Mountain liquids pipeline expansion in November 1999.

     Costs and operating expenses increased $124.5 million, or 41 percent, due primarily to $75 million higher liquids fuel and replacement gas purchases, $12 million of losses associated with certain propane storage transactions and higher transportation, depreciation and power costs.

     General and administrative expenses increased $18.7 million, or 39 percent, due primarily to $12 million of reorganization costs, $2 million higher legal expenses and $3 million higher incentive compensation expense. Midstream is completing the reorganization of its operations including the consolidation in Tulsa of certain support functions previously located in Salt Lake City and Houston. In connection with this, Williams offered certain employees enhanced retirement benefits under an early retirement incentive program in first-quarter 2000, and incurred severance, relocation and other exit costs. Midstream expects one-year cost savings to exceed these charges.

     Segment profit increased $56.2 million, or 56 percent, due primarily to $68 million from higher per-unit natural gas liquids margins, $7 million from increased natural gas liquids volumes sold and $8 million improved equity investment earnings. Partially offsetting were $12 million of propane storage losses and $18.7 million higher general and administrative expenses.

     PETROLEUM SERVICES' revenues increased $823.6 million, or 66 percent, due primarily to $715 million higher refinery revenues (including $176 million higher intra-segment sales to the travel centers/convenience stores which are eliminated) and $256 million higher travel center/convenience store sales. The $715 million increase in refinery revenues reflects $648 million from 95 percent higher average refined product sales prices and $66 million from an 11 percent increase in refined product volumes sold. The increase in refined product volumes sold follows refinery expansions and improvements in mid-to-late 1999 which increased capacity. The $256 million increase in travel center/convenience store sales reflects $156 million from 40 percent higher average gasoline and diesel sales prices, $88 million primarily from an 80 percent increase in diesel sales volumes and $12 million higher merchandise sales. The increases in diesel sales volumes and merchandise sales reflect the opening of 13 new travel centers since second-quarter 1999. Additional travel centers are planned to open in 2000. Revenues also increased due to $35 million higher ethanol sales reflecting both an increase in ethanol volumes sold and average ethanol sales prices, $18 million higher revenues from terminalling operations following the acquisition of additional terminals in August 1999, $19 million higher product sales from transportation activities and $12 million higher revenues from a petrochemical plant acquired in March 1999. Slightly offsetting these increases were $36 million lower fleet management revenues following the sale of a portion of such operations in late 1999, $12 million lower pipeline construction revenues following substantial completion of the project and $6 million lower distribution revenues due to a reduction of the propane trucking operations.

     Costs and operating expenses increased $782.3 million, or 69 percent, due primarily to $704 million higher refining costs and $262 million higher travel center/convenience store costs (including $176 million higher intra-segment purchases from the refineries which are eliminated). The $704 million increase in refining costs reflects $630 million from higher crude supply costs and other related per-unit cost of sales, $54 million associated with increased volumes sold and $20 million higher operating costs at the refineries. The $262 million increase in travel center/convenience store costs includes $161 million from higher average gasoline and diesel purchase prices, $82 million primarily from increased diesel sales volumes and $20 million higher store operating costs. In addition, costs and operating expenses increased due to $25 million higher ethanol operating costs, $15 million higher cost of product sales from transportation activities and $12 million higher terminalling costs following the August 1999 acquisition of additional terminals. Slightly offsetting these increases were $40 million lower fleet management operating costs following the sale of a portion of such operations in late 1999, $11 million lower pipeline construction costs following substantial completion of the pipeline project and $10 million lower costs of distribution activities following a reduction of the propane trucking operations.

     Segment profit increased $29.4 million, or 42 percent, due primarily to $18 million from higher per-unit refinery margins, $13 million from increased refined product volumes sold and $13 million higher gross profit from travel center/convenience store merchandise sales. In addition, segment profit increased due to $9 million higher gross profit from product transportation operations, $9 million from improved ethanol operations, $6 million from activities at the petrochemical plant acquired in March 1999 and $6 million from increased terminalling activities following the 1999 acquisition. Partially offsetting these increases were $20 million higher operating costs at the refineries, $20 million higher operating costs at the travel centers/convenience stores, $6 million higher selling, general and administrative expenses and the $4 million favorable effect in 1999 of the recovery of environmental costs previously expensed.

COMMUNICATIONS

     NETWORK'S revenues increased $60.1 million, or 28 percent, due primarily to $95 million from growth in voice and data services provided to customers and $10 million higher network design, operational support and other revenues, partially offset by $39 million lower revenues from dark fiber leases accounted for as sales-type leases on the new fiber-optic network and $8 million lower revenue from an Australian telecommunications operation. A second-quarter 2000 decision by the Federal Communications Commission allowing SBC Communications, Inc. to sell long-distance service in Texas will contribute to the expected future revenue growth.

     Costs and operating expenses increased $154.4 million, or 74 percent, due primarily to $88 million higher off-net capacity and local access connection costs associated with providing increased customer services, $34 million higher depreciation expense as portions of the new network are placed into service, $35 million higher operating and maintenance expenses to support the increased revenues and future revenue streams, $25 million higher network lease expense for the leased portion of the network and $7 million higher ad valorem tax accruals. Partially offsetting these increases were $30 million lower construction costs associated with dark fiber leases accounted for as sales-type leases.

     Selling, general and administrative expenses increased $40 million, or 72 percent, due primarily to costs associated with adding resources and infrastructure required to increase and serve a growing customer base as more of the network is installed and lit.

     Segment profit increased $150.9 million, from a $48.2 million segment loss in 1999 to a $102.7 million segment profit in 2000. This increase is due primarily to a $214.7 million gain from the conversion of Williams' shares of Concentric Network Corporation's common stock into shares of NEXTLINK Communications, Inc.'s common stock pursuant to a merger of those companies in June 2000 and gains totaling $68.1 million from the sales of certain marketable equity securities (see Note 3). Partially offsetting these increases were losses associated with providing customer services off-net prior to completion of the new network, $59 million higher depreciation and network lease expense and $40 million higher selling, general and administrative expenses.

     BROADBAND MEDIA'S revenues decreased $1.2 million, or 1 percent, and segment loss increased $4.7 million, or 48 percent, due primarily to $3.5 million of equity investment losses.

     SOLUTIONS' revenues increased $12.6 million, or 2 percent, due primarily to $16 million higher maintenance and customer service orders and $11 million higher other revenues, partially offset by $14 million lower new systems sales and upgrades. Solutions' revenue recognition policy for new system sales and upgrades was changed from the percentage-of-completion method to the completed-contract method effective January 1, 2000 (see Note 6). If the six months ended June 30, 1999, were determined using the completed-contract method, the increase in revenues would have been $42.4 million, or 6 percent.

     Costs and operating expenses increased $36.2 million, or 7 percent. This increase exceeds the related revenue increase discussed above due primarily to increased installation and service costs and competitive pressures. If the six months ended June 30, 1999, were determined using the completed-contract method, the increase in costs and operating expenses would have been $57.8 million, or 12 percent.

     Selling, general and administrative expenses increased $15.7 million, or 8 percent, due primarily to a $9 million increase in the provision for uncollectible trade receivables reflecting increased aging of accounts due to significant historical billing and collection issues and $6 million higher depreciation and amortization primarily attributable to systems implemented in third-quarter 1999.

     Segment loss increased $39.1 million, to $56.8 million in 2000 from $17.7 million in 1999, due primarily to lower margins and higher selling, general and administrative expenses. If the six months ended June 30, 1999, were determined using the completed-contract method, the increase in segment loss would have been $30.9 million.

     STRATEGIC INVESTMENTS' revenues decreased $19.7 million due primarily to the $28 million effect of the July 1999 sale of the audio and video conferencing and closed-circuit video broadcasting businesses, partially offset by $8 million lower equity investment losses following the first quarter 2000 sale of a portion of the investment in ATL.

     Costs and operating expenses decreased $22 million and selling, general and administrative expenses decreased $15.3 million due primarily to the sale of the audio and video conferencing and closed-circuit video broadcasting businesses.

     Segment profit increased $64.5 million, to $12.7 million in 2000 from a $51.8 million segment loss in 1999, due primarily to $26.7 million of asset impairment charges and exit costs in 1999 (included in other expense-net within segment costs and expenses) relating to management's decision and commitment to sell the audio and video conferencing and closed-circuit video broadcasting businesses (see Note 4), a $16.5 million gain on the sale of a portion of the investment in ATL in first-quarter 2000 (see Note 3), a $12 million effect of businesses that were generating losses that have been sold or otherwise exited, $8 million lower equity investment losses and $3.7 million of dividends from a telecommunications investment.

OTHER

     OTHER revenues increased $36.8 million, from $30 million in 1999, and segment profit improved $33.3 million, from a $22 million segment loss in 1999 to an $11.3 million segment profit in 2000. These improvements were due primarily to $11 million higher Venezuelan gas compression revenues and $25 million lower international equity investment losses. The $11 million higher Venezuelan gas compression revenues reflect higher volumes in 2000 following operational problems experienced in first-quarter 1999. The $25 million lower international equity investment losses reflect the change in accounting for an equity investment to a cost basis investment following a reduction of management influence. In addition, the lower international equity investment losses reflect the consolidation of a partially-owned subsidiary previously accounted for as an equity investment following additional investments in the subsidiary.

CONSOLIDATED

     INTEREST ACCRUED increased $166.8 million, or 60 percent, due primarily to the $85 million effect of higher borrowing levels combined with the $76 million effect of higher average interest rates. These increases reflect the issuance of $2 billion of high-yield public debt in October 1999 by Communications. Interest capitalized increased $61.7 million, from $26.9 million in 1999 to $88.6 million in 2000, due primarily to increased capital expenditures for the fiber-optic network. Investing income increased $368.6 million, from $12.3 million in 1999 to $380.9 million in 2000, due primarily to $303 million of gains from sales/conversion of investments and dividends previously discussed within Communications' segment profit and $54 million higher interest income associated primarily with the investment of proceeds from Communications' equity and debt offerings. Minority interest in (income) loss and preferred returns of consolidated subsidiaries is $17 million favorable to 1999 due primarily to the effect of the 14.7 percent minority ownership interest in Communications following the October 1999 initial public offering and higher losses experienced by Williams Communications Solutions, LLC which has a 30 percent interest held by a minority shareholder.

     The provision for income taxes increased $220.5 million, from $91 million in 1999 to $311.5 million in 2000, due to higher pre-tax income, partially offset by a lower effective income tax rate. The effective income tax rate in 2000 exceeds the federal statutory rate due primarily to the effects of state income taxes, partially offset by the tax benefit of permanent basis differences on certain assets sold during the first quarter. The effective income tax rate in 1999 is significantly higher than the federal statutory rate due primarily to the impact of goodwill not deductible for tax purposes related to assets impaired during the second quarter of 1999 (see Note 4) and the effects of state income taxes.

     The $21.6 million cumulative effect of change in accounting principle in 2000 relates to Solutions' change in revenue recognition policy from the percentage-of-completion method to the completed-contract method (see Note 6). The $5.6 million cumulative effect of change in accounting principle in 1999 relates to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (see Note 6).

Financial Condition and Liquidity

Liquidity

     Williams considers its liquidity to come from both internal and external sources. Certain of those sources are available to Williams (parent) and certain of its subsidiaries while others can only be utilized by Communications. Williams' unrestricted sources of liquidity, which can be utilized without limitation under existing loan covenants, consist primarily of the following:

o Available cash-equivalent investments of $18 million at June 30, 2000, as compared to $494 million at December 31, 1999.


o $500 million available under Williams' $1 billion bank-credit facility at June 30, 2000, as compared to $475 million at December 31, 1999. Subsequent to June 30, 2000, Williams' $1 billion bank-credit facility was terminated and replaced with a $700 million bank-credit facility.

o $213 million available under Williams' $1.4 billion commercial paper program at June 30, 2000, as compared to $154 million at December 31, 1999. Subsequent to June 30, 2000, the commercial paper program was increased to $1.7 billion.

o   Cash generated from operations.

o   Short-term uncommitted bank lines can also be used in managing liquidity.

     Williams' sources of liquidity restricted to use by Communications consist primarily of the following:

o Available cash-equivalent investments and short-term investments totaling $304 million at June 30, 2000, as compared to $1.9 billion at December 31, 1999.

o Communications' $1.05 billion bank-credit facility under which no borrowings were outstanding at June 30, 2000, or December 31, 1999.

o Marketable equity securities with a market value of approximately $574 million as of June 30, 2000, some of which may be disposed of from time to time.

     In June 2000, Williams filed a $1.5 billion shelf registration statement with the Securities and Exchange Commission to issue a variety of debt or equity securities. This registration statement became effective in July 2000. In addition, there are other outstanding registration statements filed with the Securities and Exchange Commission for Williams and Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly-owned subsidiary of Williams) with approximately $755 million of shelf availability remaining which may be used to issue a variety of debt or equity securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. Williams believes additional financing arrangements, if required, can be obtained on reasonable terms.

     In August 2000, Communications issued approximately $1 billion of senior redeemable notes in a private placement. The senior redeemable notes consist of $575 million of 11.7 percent notes due 2008 and $425 million of 11.875 percent notes due 2010. Communications' ability to borrow under its bank credit facility is dependent upon compliance with specified covenants and conditions. Although the facility provides for a total commitment of $1.05 billion, based on Communications' ratio of debt to contributed capital after giving effect to the private placement, only $219 million could be borrowed under the bank-credit facility without issuing additional equity or amending the facility.

     In 2000, capital expenditures and investments are estimated to total approximately $5.8 billion, including approximately $3 billion at Communications. Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash generated from operations, (2) the use of the available portion of Williams' bank-credit facility, (3) commercial paper, (4) short-term uncommitted bank lines, (5) private borrowings and/or (6) debt or equity public offerings. In addition, Communications' capital and investment expenditures, debt payments and working-capital requirements are also expected to be funded with (1) the remaining proceeds from its 1999 initial equity and high-yield debt offerings,
(2) its $1.05 billion bank-credit facility, (3) private borrowings and/or (4) debt or equity public offerings.

Financing Activities

     In January 2000, Williams issued $500 million of adjustable rate notes due 2001 at an initial interest rate of approximately 6.5 percent. Proceeds were used for general corporate purposes, including the repayment of outstanding debt.

     In April 2000, Williams entered into a $400 million three-year term bank-credit facility and at June 30, 2000, has borrowed $400 million under the facility. The proceeds were used for general corporate purposes, including the repayment of outstanding debt.

     The long-term debt to debt-plus-equity ratio was 60.9 percent at June 30, 2000, compared to 62.3 percent at December 31, 1999. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 64.7 percent at June 30, 2000, and 65.9 percent at December 31, 1999.

Investing Activities

     The increase in capital expenditures in 2000 as compared to 1999 is mainly associated with the construction of Communications' fiber-optic network.

     In June 2000, Williams purchased a liquified natural gas facility for $148 million in cash.

     During 2000, Communications sold portions of its investments in certain marketable equity securities for approximately $81 million in cash and a portion of its investment in ATL for approximately $168 million in cash. Communications subsequently advanced $150 million to ATL (see Note 3). In addition, Communications made approximately $96 million of investments in and advances to various communications businesses in 2000.

     Subsequent to June 30, 2000, Williams entered into several agreements to purchase various energy-related assets including a natural gas liquids (NGL) extraction plant and other NGL assets in Canada, an NGL pipeline in the United States and Canada and refined petroleum product terminals in the northeastern United States. Williams estimates the aggregate purchase price pursuant to these agreements to be no more than $800 million, which is included in the $5.8 billion estimated 2000 capital expenditures and investments discussed above. All agreements are expected to close by the end of 2000.

Other

     In July 2000, the board of directors of Williams authorized management to pursue a course of action that, if successful and approved by the board, would lead to a greater or complete separation of Williams' energy and communications businesses. Williams has received a favorable Internal Revenue Service ruling on the proposed tax free spin-off of the communications business to Williams' shareholders. The specific course of action has not been determined, but is envisioned to occur within the next 18 months. Certain debt agreements include covenants or other restrictions that would require amendment or waivers from lenders before such an action could be completed.

                                     ITEM 3.
                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISK

INTEREST RATE RISK

     William's interest rate risk exposure associated with its short-term investments has been reduced since December 31, 1999 as a result of the decrease in short-term investments from approximately $1.4 billion at December 31, 1999 to approximately $33 million at June 30, 2000. However, subsequent to June 30, 2000, Williams' communications business, WCG, received net proceeds from the sale of notes in a private placement of $1 billion which was invested primarily in short-term debt securities.

     Interest rate risk exposure, as it relates to the debt portfolio, was impacted by new debt issuances. During first-quarter 2000, Williams issued $500 million in adjustable rate debt due in 2001 at an initial rate of approximately
6.5 percent. Proceeds were used to repay $100 million of variable rate debt and $300 million of 5.95 percent fixed rate debt. During second-quarter 2000, Williams entered into a $400 million three-year term bank loan agreement. Interest rates vary and are based on LIBOR plus one percent. A total of $400 million was borrowed under this facility at weighted average rate of 7.7 percent. Subsequent to June 30, 2000, Williams' communications business, WCG, issued $1 billion in debt obligations consisting of $575 million in 11.7 percent notes due 2008 and $425 million in 11.875 percent notes due 2010.

FOREIGN CURRENCY RISK

     In first-quarter 2000, Williams advanced approximately $150 million to ATL, denominated in Brazilian reals, which subjects Williams to foreign currency fluctuations. The value of the advance is $143.7 million based on the current exchange rate of the Brazilian real to the U.S. dollar at June 30, 2000.

     Management has historically not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, management continually monitors fluctuations in these currencies and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

EQUITY PRICE RISK

     Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and approximate two percent and one percent of Williams total assets at June 30, 2000 and December 31, 1999, respectively. These investments have the potential to impact Williams' financial position due to movements in the price of these equity securities. Prior to January 1, 2000, Williams had not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. However, during 2000, Williams has entered into a derivative instrument which will expire in various stages throughout the remainder of 2000 and is designed to hedge the exposure to changes in the price of certain marketable equity securities. It is reasonably possible that the prices of the equity securities in Williams' marketable equity securities portfolio could experience a 30 percent increase or decrease in the near term. Assuming a 30 percent increase or decrease in prices, the value of Williams' marketable equity securities portfolio at June 30, 2000, which is included in investments in the Consolidated Balance Sheet, would increase or decrease by approximately $175.4 million or $183.7 million, respectively. Subsequent to June 30, 2000, Williams entered additional derivative instruments which will expire by the fourth-quarter 2001. Taking into consideration these additional derivative instruments, approximately 40 percent of Williams' marketable equity securities portfolio would have been hedged at June 30, 2000.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed in June 1999 against Williams Communications, Inc. (WCI) in the United States District Court for Oregon. In the amended complaint, All-Phase alleges actual damages of at least $236.5 million plus punitive damages of an additional amount equal to double the amount of actual damages. All-Phase alleges that WCI failed to engage All-Phase to provide certain route design services and that a portion of WCI's Eugene, Oregon to Bandon, Oregon route is based on information developed by All-Phase. All-Phase alleges that its damages include loss of profit from the construction it believes it would have performed for WCI and lost revenue from leases of fiber-optic cable and conduit. WCI intends to refute the allegations and to vigorously defend this lawsuit. Williams does not believe that the ultimate resolution of this matter will have a material adverse effect upon its future financial position, results of operations or cash flows.

For more information regarding other legal proceedings, see Note 10 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 18, 2000. At the Annual Meeting, six individuals were elected as directors of the Company and seven individuals continue to serve as directors pursuant to their prior election. In addition, the appointment of Ernst & Young LLP as the independent auditor of the Company for 2000 was ratified.

A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

Election of Directors

Name                                  For          Withheld
----                                  ---          --------
Janice D. Stoney                   375,088,036     4,169,235
Keith E. Bailey                    375,246,098     4,011,173
Hugh M. Chapman                    375,341,830     3,915,441
William E. Green                   375,333,542     3,923,729
W.R. Howell                        375,404,638     2,852,633
James C. Lewis                     373,071,592     6,185,679

Ratification of Appointment of Independent Auditors

      For                            Against        Abstain
-----------------                  -----------    ------------
   374,553,059                       3,170,330     1,533,882

Item 6.        Exhibits and Reports on Form 8-K

               (a)   The exhibits listed below are filed as part of this report:

                     Exhibit 4.1 - Credit Agreement dated July 25, 2000, among
                                   Williams and certain of its subsidiaries and the banks named therein and Citibank N.A., as agent.

                     Exhibit 4.2 - Credit Agreement dated July 25, 2000, among
                                   Williams and the banks named therein and Citibank N.A., as agent.


                     Exhibit 12 -  Computation of Ratio of Earnings to Fixed
                                   Charges

                     Exhibit 27 -  Financial Data Schedule

               (b) During the second quarter of 2000, the Company did not file a Form 8-K.

                                    SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE WILLIAMS COMPANIES, INC.
                                                  -----------------------------
                                                  (Registrant)




                                                  /s/ Gary R. Belitz
                                                  -----------------------------
                                                  Gary R. Belitz
                                                  Controller
                                                  (Duly Authorized Officer and
                                                   Principal Accounting Officer)

August 10, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  4.1     Credit Agreement dated July 25, 2000, among Williams and certain of its subsidiaries and the banks named therein and Citibank N.A., as agent.

  4.2 Credit Agreement dated July 25, 2000, among Williams and the banks named therein and Citibank N.A., as agent.


  12      Computation of Ratio of Earnings to Fixed Charges

  27      Financial Data Schedule