Form 10-Q
period 2000-09-30
WILLIAMS COMPANIES INC
filed 2000-11-14
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                              --------------------------------------------------

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   ------------------------

Commission file number 1-4174
                       ------

                          THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   73-0569878
  ------------------------               -----------------------------------
  (State of Incorporation)               (IRS Employer Identification Number)


          ONE WILLIAMS CENTER
             TULSA, OKLAHOMA                                74172
   --------------------------------------                 ----------
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

                                            Yes X    No
                                               ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                Outstanding at October 31,  2000
------------------------------                  --------------------------------
   Common Stock, $1 par value                            440,014,536 Shares

                          The Williams Companies, Inc.
                                      Index


Part I. Financial Information                                                                                Page
                                                                                                             ----

     Item 1. Financial Statements

        Consolidated Statement of Income--Three and Nine Months
           Ended September 30, 2000 and 1999                                                                   2

        Consolidated Balance Sheet--September 30, 2000 and December 31, 1999                                   3

        Consolidated Statement of Cash Flows--Nine Months
           Ended September 30, 2000 and 1999                                                                   4

        Notes to Consolidated Financial Statements                                                             5

     Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                        16

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                       26

Part II. Other Information                                                                                    27

     Item 6. Exhibits and Reports on Form 8-K

        Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

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

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)



                                                                              Three months                      Nine months
(Dollars in millions, except per-share amounts)                            ended September 30,              ended September 30,
                                                                        ---------------------------     ---------------------------
                                                                           2000            1999*           2000             1999*
                                                                        -----------     -----------     -----------     -----------
Revenues:
   Gas Pipeline                                                         $     437.4     $     409.5     $   1,410.7     $   1,300.9
   Energy Services                                                          2,532.3         1,657.4         6,959.7         4,166.9
   Communications                                                             544.7           504.6         1,608.6         1,516.7
   Other                                                                       35.7            40.7           102.5            70.7
   Intercompany eliminations                                                 (691.3)         (405.0)       (1,935.9)         (910.9)
                                                                        -----------     -----------     -----------     -----------
     Total revenues                                                         2,858.8         2,207.2         8,145.6         6,144.3
                                                                        -----------     -----------     -----------     -----------
Segment costs and expenses:
   Costs and operating expenses                                             2,170.2         1,666.9         5,929.6         4,501.3
   Selling, general and administrative expenses                               345.0           311.2         1,076.7           939.7
   Other  (income) expense-net                                                 11.4            (6.2)           25.6            24.4
                                                                        -----------     -----------     -----------     -----------
     Total segment costs and expenses                                       2,526.6         1,971.9         7,031.9         5,465.4
                                                                        -----------     -----------     -----------     -----------
General corporate expenses                                                     16.0            12.7            56.3            46.2
                                                                        -----------     -----------     -----------     -----------
Operating income (loss):
   Gas Pipeline                                                               153.4           142.7           565.9           504.9
   Energy Services                                                            311.5           155.2           928.2           386.2
   Communications                                                            (140.2)          (81.7)         (399.2)         (209.3)
   Other                                                                        7.5            19.1            18.8            (2.9)
   General corporate expenses                                                 (16.0)          (12.7)          (56.3)          (46.2)
                                                                        -----------     -----------     -----------     -----------
     Total operating income                                                   316.2           222.6         1,057.4           632.7
Interest accrued                                                             (263.4)         (168.6)         (708.1)         (446.5)
Interest capitalized                                                           66.6            10.6           155.2            37.5
Investing income                                                               51.7             7.2           432.6            19.5
Minority interest in (income) loss and preferred returns
   of consolidated subsidiaries                                                17.9            (2.9)           30.9            (6.9)
Other income (expense)-net                                                     (5.0)            (.4)             .6             (.2)
                                                                        -----------     -----------     -----------     -----------
Income before provision for income taxes and cumulative
   effect of change in accounting principle                                   184.0            68.5           968.6           236.1
Provision for income taxes                                                     62.9            40.4           374.4           131.4
                                                                        -----------     -----------     -----------     -----------
Income before cumulative effect of change in accounting principle             121.1            28.1           594.2           104.7
Cumulative effect of change in accounting principle                              --              --           (21.6)           (5.6)
                                                                        -----------     -----------     -----------     -----------
Net income                                                                    121.1            28.1           572.6            99.1
Preferred stock dividends                                                        --              .3              --             2.8
                                                                        -----------     -----------     -----------     -----------
Income applicable to common stock                                       $     121.1     $      27.8     $     572.6     $      96.3
                                                                        ===========     ===========     ===========     ===========
Basic earnings per common share:
   Income before cumulative effect of change in accounting principle    $       .27     $       .06     $      1.34     $       .23
   Cumulative effect of change in accounting principle                           --              --            (.05)           (.01)
                                                                        -----------     -----------     -----------     -----------
   Net income                                                           $       .27     $       .06     $      1.29     $       .22
                                                                        ===========     ===========     ===========     ===========
   Average shares (thousands)                                               445,066         436,546         443,914         434,579
Diluted earnings per common share:
   Income before cumulative effect of change in accounting principle    $       .27     $       .06     $      1.33     $       .23
   Cumulative effect of change in accounting principle                           --              --            (.05)           (.01)
                                                                        -----------     -----------     -----------     -----------
   Net income                                                           $       .27     $       .06     $      1.28     $       .22
                                                                        ===========     ===========     ===========     ===========
   Average shares (thousands)                                               450,294         442,244         449,010         440,347
Cash dividends per common share                                         $       .15     $       .15     $       .45     $       .45


*Certain amounts have been restated as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


(Dollars in millions, except per-share amounts)                                 September 30,    December 31,
                                                                                    2000              1999
                                                                                ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    1,027.5     $    1,092.0
   Short-term investments                                                              921.0          1,434.8
   Receivables less allowance of  $80.8 ($48.0 in 1999)                              3,024.5          2,508.2
   Inventories                                                                         943.7            631.5
   Energy trading assets                                                             2,232.4            376.0
   Deferred income taxes                                                               259.7            203.7
   Other                                                                               459.4            270.4
                                                                                ------------     ------------
        Total current assets                                                         8,868.2          6,516.6
Investments                                                                          2,833.1          1,965.4

Property, plant and equipment, at cost                                              23,032.7         19,249.8
Less accumulated depreciation and depletion                                         (4,771.2)        (4,094.3)
                                                                                ------------     ------------
                                                                                    18,261.5         15,155.5
Goodwill and other intangible assets--net                                              393.9            435.6
Energy trading assets                                                                  826.6            200.9
Other assets and deferred charges                                                    1,045.0          1,014.5
                                                                                ------------     ------------
        Total assets                                                            $   32,228.3     $   25,288.5
                                                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                $    2,374.0     $    1,378.8
   Accounts payable                                                                  2,705.4          2,049.9
   Accrued liabilities                                                               1,994.6          1,835.2
   Energy trading liabilities                                                        1,825.9            312.3
   Long-term debt due within one year                                                1,094.6            196.0
                                                                                ------------     ------------
        Total current liabilities                                                    9,994.5          5,772.2
Long-term debt                                                                      10,013.7          9,235.3
Deferred income taxes                                                                2,965.8          2,581.9
Energy trading liabilities                                                             492.3            136.8
Other liabilities and deferred income                                                1,290.1            905.0
Minority interest in consolidated subsidiaries                                         514.7            561.5
Contingent liabilities and commitments
Preferred ownership interests of subsidiaries:
   Preferred interests of subsidiaries                                                 575.6            335.1
   Williams obligated mandatorily redeemable preferred securities of
     Trust holding only Williams indentures                                            186.2            175.5
Stockholders' equity:
   Common stock, $1 par value, 960 million shares authorized, 447.5 million
     issued in 2000, 444.5 million issued in 1999                                      447.5            444.5
   Capital in excess of par value                                                    2,460.5          2,356.7
   Retained earnings                                                                 3,180.7          2,807.2
   Accumulated other comprehensive income                                              238.6             99.5
   Other                                                                               (89.0)           (77.6)
                                                                                ------------     ------------
                                                                                     6,238.3          5,630.3
   Less treasury stock (at cost), 3.6 million shares of common stock in 2000
     and 3.8 million in 1999                                                           (42.9)           (45.1)
                                                                                ------------     ------------
        Total stockholders' equity                                                   6,195.4          5,585.2
                                                                                ------------     ------------
        Total liabilities and stockholders' equity                              $   32,228.3     $   25,288.5
                                                                                ============     ============


                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

 (Millions)                                                                Nine months ended September 30,
                                                                               2000              1999*
                                                                           --------------   --------------
OPERATING ACTIVITIES:
   Net income                                                               $      572.6     $       99.1
   Adjustments to reconcile to cash provided from operations:
      Cumulative effect of change in accounting principle                           21.6              5.6
      Depreciation, depletion and amortization                                     631.5            545.1
      Provision for deferred income taxes                                          216.2            413.7
      Provision for loss on property and other assets                               36.4              7.3
      (Gain) loss on dispositions of assets                                       (141.3)            20.5
      Gain on conversion of common stock investment                               (214.7)              --
      Provision for uncollectible accounts                                          31.0             19.1
      Minority interest in income (loss) and preferred returns of
         consolidated subsidiaries                                                 (30.9)             6.9
      Tax benefit of stock-based awards                                             22.4             74.3
      Cash provided (used) by changes in assets and liabilities:
         Receivables                                                              (532.4)          (725.2)
         Inventories                                                              (311.2)          (166.4)
         Other current assets                                                     (116.6)           (69.4)
         Accounts payable                                                          677.8            577.0
         Accrued liabilities                                                         5.7           (128.3)
      Changes in current energy trading assets and liabilities                    (342.8)           (20.6)
      Changes in non-current energy trading assets and liabilities                (291.2)           (23.9)
      Changes in non-current deferred income                                       250.1            131.3
      Other, including changes in non-current assets and liabilities                28.3             10.1
                                                                            ------------     ------------
         Net cash provided by operating activities                                 512.5            776.2
                                                                            ------------     ------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                                   1,164.2          2,338.0
   Payments of notes payable                                                      (150.6)        (1,418.0)
   Proceeds from long-term debt                                                  2,533.3          2,195.7
   Payments of long-term debt                                                     (843.5)        (1,327.0)
   Proceeds from issuance of common stock                                           65.4             58.6
   Dividends paid                                                                 (199.1)          (198.4)
   Proceeds from issuance of preferred ownership interests of subsidiary           240.5               --
   Other--net                                                                      (27.8)            (5.4)
                                                                            ------------     ------------
         Net cash provided by financing activities                               2,782.4          1,643.5
                                                                            ------------     ------------
INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                      (3,739.2)        (2,071.2)
      Proceeds from dispositions and excess fiber capacity transactions             46.8             62.7
      Changes in accounts payable and accrued liabilities                          112.2            (63.5)
   Acquisitions of businesses, net of cash acquired                               (147.8)          (162.9)
   Proceeds from sales of short-term investments                                 1,654.4               --
   Purchases of short-term investments                                          (1,140.6)              --
   Proceeds from sales of investments and other assets                             274.7             59.4
   Purchases of investments/advances to affiliates                                (426.7)          (458.4)
   Other--net                                                                        6.8             (1.2)
                                                                            ------------     ------------
         Net cash used by investing activities                                  (3,359.4)        (2,635.1)
                                                                            ------------     ------------
         Decrease in cash and cash equivalents                                     (64.5)          (215.4)
Cash and cash equivalents at beginning of period                                 1,092.0            503.3
                                                                            ------------     ------------
Cash and cash equivalents at end of period                                  $    1,027.5     $      287.9
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

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)






1. General

     The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Annual Report on Form 10-K/A. The accompanying financial statements have not been audited by independent auditors, but include all normal recurring adjustments and others, which, in the opinion of Williams' management, are necessary to present fairly its financial position at September 30, 2000, its results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

   Segment profit of operating companies may vary by quarter. Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

2. Basis of presentation

     During first-quarter 2000, management of certain activities related to the marketing of products from the Alaska refinery was transferred from Energy Marketing & Trading to Petroleum Services. Prior year amounts for Petroleum Services and Energy Marketing & Trading have been restated to reflect the transfer of these operations.

     In fourth-quarter 1999, Williams conformed its accounting for all of its inventories of non-trading crude oil and refined products to the average-cost method or market, if lower, the method used for the majority of such inventories. Previously, certain of these inventories were carried on the last-in, first-out cost method. All previously reported results have been restated to reflect the retroactive application of this accounting change. The accounting change increased net income for the three and nine months ended September 30, 1999, by $12.4 million and $16.1 million, respectively. Diluted earnings per share for the three and nine months ended September 30, 1999, increased $.03 and $.04 per share, respectively, as a result of the accounting change.

     Network's recognition of revenue related to cash received for the right to use portions of its fiber-optic network was impacted by Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66," issued in June 1999. Network's lease transactions entered into after June 30, 1999, are accounted for as operating leases unless title to the fibers under lease transfers to the lessee. The effect of this interpretation on the three and nine months ended September 30, 2000, was to decrease revenues by $44.8 million and $115.4 million, respectively, and decrease net income by $11.9 million and $32.5 million, respectively.

     Certain other income statement and cash flow amounts have been reclassified to conform to the current classifications.

 3. Investing income

     Williams sold a portion of its investment in certain marketable equity securities for gains of $40.2 million and $108.3 million for the three and nine months ended September 30, 2000, respectively. In third-quarter 2000, Williams recognized a loss of $20 million related to the write-down of certain cost-basis and equity investments resulting from management's estimate of the permanent decline in the value of these investments.

     In second-quarter 2000, Williams recognized a gain of $214.7 million resulting from the conversion of Williams' shares of Concentric Network Corporation's common stock into shares of XO Communications, Inc.'s common stock pursuant to a merger of those companies completed in June 2000.

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

4. Asset impairments and other accruals

     Included in other (income) expense-net within segment costs and expenses and Energy Marketing & Trading's segment profit for the nine months ended September 30, 2000, is a $25.9 million guarantee loss accrual. The accrual results from the estimated liability associated with guarantees of certain energy capital activities.

     Included in other (income) expense-net within segment costs and expenses and Strategic Investments' segment loss for the nine months ended September 30, 1999, are pre-tax charges totaling $26.7 million relating to management's second-quarter 1999 decision and commitment to sell certain audio and video conferencing and closed-circuit video broadcasting businesses. The $26.7 million charge consisted of a $22.8 million impairment of the assets to fair value based on the expected net sales proceeds of $50 million and $3.9 million in exit costs consisting of contractual obligations related to the sale of these businesses. The sales were completed later in 1999 with an additional $1.7 million impairment charge recorded. These transactions resulted in an income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes. Segment losses for the operations related to these assets for the three and nine months ended September 30, 1999, were $.9 million and $10 million, respectively.

5. Provision for income taxes

   The provision (benefit) for income taxes includes:


                       Three months ended           Nine months ended
(Millions)               September 30,                September 30,
                   -------------------------    -------------------------
                      2000           1999         2000            1999
                   ----------     ----------    ----------     ----------
Current:
  Federal          $     37.5     $       .2    $    127.6     $   (299.3)
  State                   8.5            6.3          27.6           14.0
  Foreign                 4.2            1.1           3.0            3.0
                   ----------     ----------    ----------     ----------
                         50.2            7.6         158.2         (282.3)
Deferred:
  Federal                18.5           27.3         180.8          398.3
  State                    .9            5.5          44.5           15.4
  Foreign                (6.7)            --          (9.1)            --
                   ----------     ----------    ----------     ----------
                         12.7           32.8         216.2          413.7
                   ----------     ----------    ----------     ----------
Total provision    $     62.9     $     40.4    $    374.4     $    131.4
                   ==========     ==========    ==========     ==========


   The effective income tax rate for the three months ended September 30, 2000, approximates the federal statutory rate.

   The effective income tax rate for the nine months ended September 30, 2000, is greater than the federal statutory rate due primarily to the effect of state income taxes.

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

6. Cumulative effect of change in accounting principle

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Among other things, SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. Prior to January 1, 2000, Solutions' revenue recognition policy had been to recognize revenues on new systems sales and upgrades under the percentage-of-completion method. A portion of the revenues on the contracts was initially recognized upon delivery of equipment with the remaining revenues under the contract being recognized over the installation period based on the relationship of incurred labor to total estimated labor. In light of the new guidance issued in SAB 101, effective January 1, 2000, Solutions changed its method of accounting for new systems sales and upgrades from the percentage-of-completion method to the completed-contract method. The provisions of SAB 101 permit Solutions to treat this change in accounting principle as a cumulative effect adjustment consistent with rules issued under Accounting Principles Board Opinion No. 20. The cumulative effect of the accounting change resulted in a charge to first-quarter 2000 net income of $21.6 million (net of income tax benefits of $14.9 million and minority interest of $21 million). Solutions recognized $7.3 million and $208.7 million of revenue for the three and nine months ended September 30, 2000, respectively, for contracts completed in 2000 that were previously reported under the percentage-of-completion method.

   Pro forma amounts, assuming the completed-contract method is applied retroactively, are as follows:


(Dollars in millions,              Three                       Nine
 except per-share               months ended               months ended
 amounts)                   September 30, 1999          September 30, 1999
                          -----------------------      ---------------------
                          Pro forma      Reported      Pro forma    Reported
                          ---------      --------      ---------    --------

Net income                $    27.7      $   28.1      $    95.6    $   99.1
Earnings per share:
   Basic and diluted      $     .06      $    .06      $     .22    $    .22
                          ---------      --------      ---------    --------

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

7. Earnings per share

   Basic and diluted earnings per common share are computed as follows:



(Dollars in millions, except                Three                           Nine
per-share amounts; shares in              months ended                   months ended
thousands)                               September  30,                 September  30,
                                   ---------------------------     ---------------------------
                                      2000            1999           2000              1999
                                   -----------     -----------     -----------     -----------
Income before cumulative
   effect of change in
   accounting principle            $     121.1     $      28.1     $     594.2     $     104.7
Preferred stock dividends                   --              .3              --             2.8
                                   -----------     -----------     -----------     -----------
Income before cumulative
   effect of change in
   accounting principle
   available to common
   stockholders for basic and
   diluted earnings per share      $     121.1     $      27.8     $     594.2     $     101.9
                                   ===========     ===========     ===========     ===========
Basic weighted-average shares          445,066         436,546         443,914         434,579
Effect of dilutive securities:
   Stock options                         5,228           5,698           5,096           5,768
                                   -----------     -----------     -----------     -----------
Diluted weighted-average
  shares                               450,294         442,244         449,010         440,347
                                   ===========     ===========     ===========     ===========
Basic and diluted earnings
   per common share before
   cumulative effect of change
   in accounting principle:
      Basic                        $       .27     $       .06     $      1.34     $       .23
      Diluted                      $       .27     $       .06     $      1.33     $       .23
                                   ===========     ===========     ===========     ===========

   For the three and nine months ended September 30, 1999, approximately 5.8 million and 6.6 million shares, respectively, related to the assumed conversion of $3.50 convertible preferred stock have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive. Each share of the $3.50 convertible preferred stock was converted during 1999.

8. Inventories


                                      September 30,    December 31,
(Millions)                                2000            1999
                                      -------------   -------------
Raw materials:
   Crude oil                           $      99.7     $      66.6
   Other                                       1.0             2.1
                                       -----------     -----------
                                             100.7            68.7
Finished goods:
   Refined products                          253.2           172.5
   Natural gas liquids                       237.4            83.9
   General merchandise and
        communications equipment             105.6           116.0
                                       -----------     -----------
                                             596.2           372.4
Materials and supplies                       125.2           110.2
Natural gas in underground storage           118.8            77.5
Other                                          2.8             2.7
                                       -----------     -----------
                                       $     943.7     $     631.5
                                       ===========     ===========



9. Debt and banking arrangements

Notes payable

   During third-quarter 2000, Williams increased its commercial paper program to $1.7 billion, backed by a short-term bank-credit facility. At September 30, 2000, approximately $1.5 billion of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

   In September 2000, Williams entered into a $630 million short-term bank credit agreement expiring December 2000. At September 30, 2000, $300 million was borrowed under this agreement at an initial interest rate of approximately 7.95 percent. Interest rates are based on LIBOR plus .875 percent.

   In September 2000, Williams entered into a $500 million debt obligation with a 10-year and four-month maturity. During the initial four months, the interest rate varies based on LIBOR plus .40 percent with an initial interest rate of
7.02 percent. During the initial four-month term, the debt obligation will be remarketed, and the interest rate will be set at a fixed rate for the remaining 10-year term.

Debt


                                       Weighted-
                                        average
                                        interest         September 30,     December 31,
(Millions)                                rate*              2000              1999
                                      ------------       ------------      ------------
Revolving credit loans                         7.4%      $      350.0      $      525.0
Debentures, 6.25% -10.25%,
   payable 2003 - 2027(1)                      7.4            1,103.3           1,105.2
Notes, 5.1% -11.875%,
   payable through 2022(2)                     8.5            7,871.2           7,339.1
Notes, adjustable rate,
   payable through 2006                        7.9            1,778.3             455.0
Other, payable through 2009                    7.1                5.5               7.0
                                      ------------       ------------      ------------
                                                            11,108.3            9,431.3
Current portion of long-term debt                           (1,094.6)            (196.0)
                                                        ------------       ------------
                                                        $   10,013.7       $    9,235.3
                                                        ============       ============


* At September 30, 2000, including the effects of interest-rate swaps.

(1) $200 million, 7.08% debentures, payable 2026, are subject to redemption at par at the option of the debtholder in 2001.

(2) $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2002.

   Williams' communications business, Williams Communications Group, Inc. (WCG), has a $1.05 billion long-term credit agreement consisting of a $525 million term loan facility and a $525 million revolving credit facility. Terms of the credit agreement contain restrictive covenants limiting the transfer of funds to Williams (parent), including the payment of dividends and repayment of intercompany borrowings by WCG to Williams (parent). At September 30, 2000, $525 million was outstanding under the term loan portion of the facility at an initial interest rate of 9.02 percent. Interest rates vary with current market conditions.

   During third-quarter 2000, Williams replaced its $1 billion revolving credit agreement with a $700 million revolving credit agreement. Under the terms of the new agreement, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to varying amounts of the facility, while Williams (parent) has access to all unborrowed amounts. Terms of the agreement include financial covenants based on Williams' financial position, exclusive of WCG, and restrict the transfer of funds from Williams to WCG. Interest rates vary with current market conditions.

   In January 2000, Williams issued $500 million of adjustable rate notes due 2001 at an initial interest rate of approximately 6.5 percent. In April 2000, Williams entered into a $400 million three-year term loan bank agreement which was fully utilized at September 30, 2000. Interest rates are based on LIBOR plus one percent.

   In August 2000, WCG issued $1 billion in debt obligations consisting of $575 million in 11.7 percent notes due 2008 and $425 million in 11.875 percent notes due 2010.

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

10.  Preferred ownership interests of subsidiaries

    In September 2000, WCG issued 5,000,000 shares of 6.75 percent redeemable cumulative convertible preferred stock in a private placement at a liquidation preference of $50 per share for net proceeds of approximately $240.5 million. Each share of preferred stock is convertible into 1.7610 shares of WCG common stock, based on a conversion price of $28.39. WCG may redeem all or any shares of preferred stock at any time on or after October 15, 2005 and, under specified circumstances, before that date. The preferred stock will be subject to mandatory redemption on October 15, 2012.

    Dividends are payable quarterly beginning January 15, 2001, at an annual rate of 6.75 percent. The terms of certain WCG debt agreements currently restrict WCG from paying cash dividends. Under those conditions, WCG delivers shares of WCG common stock to a transfer agent. The transfer agent in turn sells the shares and transfers the proceeds to holders of the WCG preferred stock.

11. Contingent liabilities and commitments

Rate and regulatory matters and related litigation

   Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $148 million for potential refund as of September 30, 2000.

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

   In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. Through September 30, 2000, Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $66 million, plus interest, in gas supply realignment costs.

   On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) and a Notice of Inquiry (NOI), proposing revisions to regulatory policies for interstate natural gas transportation service. In the NOPR, the FERC proposes to eliminate the rate cap on short-term transportation services and implement regulatory policies that are intended to maximize competition in the short-term transportation market, mitigate the ability of firms to exercise residual monopoly power and provide opportunities for greater flexibility in the provision of pipeline services and to revise certain other rate and certificate policies. In the NOI, the FERC sought comments on its pricing policies in the existing long-term market and pricing policies for new capacity. Williams filed comments on the NOPR and NOI in the second quarter of 1999. On February 9, 2000, the FERC issued a final rule, Order 637, in response to the comments received on the NOPR and NOI. The FERC adopted in Order 637 certain policies that it found were necessary to adjust its current regulatory model to the needs of the evolving markets, but determined that any fundamental changes to its regulatory policy, which changes were raised and commented on in the NOPR and NOI, would be considered after further study and evaluation of the evolving marketplace. Most significantly, in Order 637, the FERC (i) revised its pricing policy to waive, for a two-year period, the maximum price ceilings for short-term releases of capacity of less than one year, and (ii) permitted pipelines to file proposals to implement seasonal rates for short-term services and term-differentiated rates, subject to certain requirements including the requirement that a pipeline be limited to recovering its annual revenue requirement under those rates.

Environmental matters

   Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At September 30, 2000, these subsidiaries had accrued liabilities totaling approximately $25 million for these costs.

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

   Transcontinental Gas Pipe Line, Texas Gas and Williams Gas Pipelines Central (Central) have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of September 30, 2000, Central had accrued a liability for approximately $10 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $25 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

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

   Energy Services (WES) also accrues environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, WES owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At September 30, 2000, WES and its subsidiaries had accrued liabilities totaling approximately $43 million. WES accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At September 30, 2000, WES and its subsidiaries had accrued receivables totaling $15 million.

   Williams Field Services (WFS), a WES subsidiary, received a Notice of Violation (NOV) from the EPA in February 2000. WFS received a contemporaneous letter from the DOJ indicating that the DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. In April, WFS received a demand for payment in the amount of $1.2 million from the DOJ. WFS, the EPA and the DOJ have reached an agreement in principle to settle this matter for a penalty of $850,000. In the course of investigating this matter, WFS discovered a similar potential violation at the plant and disclosed it to the EPA and the DOJ. The parties will discuss whether additional enforcement action is warranted.

   In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At September 30, 2000, Williams had approximately $12 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

Other legal matters

   In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. On June 8, 2000, Transcontinental Gas Pipe Line's appeal was denied by the Texas Court of Appeals, and the company is pursuing rehearing of the court's decision. In the other case, a producer has asserted damages, including interest calculated through December 31, 1997, of approximately $6 million. In August 2000, a producer asserted a claim for approximately $6.7 million against Transcontinental Gas Pipe Line. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

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

   On September 7, 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed June 28, 1999, against WCI in the United States District Court for Oregon. In the amended complaint, All-Phase alleges actual damages of at least $236.5 million plus punitive damages of an additional amount equal to double the amount of actual damages. All-Phase alleges that a portion of WCI's Eugene, Oregon to Bandon, Oregon route is based on confidential information developed by All-Phase and that WCI breached its non-disclosure agreement with All-Phase and violated the Oregon Trade Secrets Act by using it. All-Phase also alleges that WCI misrepresented plans for the route and that, as a result, All-Phase lost the opportunity to build its own line along the same route. All-Phase alleges that its damages include loss of profit from the construction it believes it would have performed for WCI and lost revenue from leases of fiber-optic cable and conduits. WCI intends to refute the allegations and to vigorously defend this lawsuit. WCG does not believe that the ultimate resolution of this matter will have a material adverse effect upon its future financial position, results of operations or cash flows.

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

Commitments

   Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion and certain other services for purposes of generating electricity. At September 30, 2000, annual estimated committed payments under these contracts range from approximately $20 million to $383 million, resulting in total committed payments over the next 22 years of approximately $7 billion.

12. Recent accounting standards

   In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS
133. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133. SFAS 133 and 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. Williams will adopt these standards effective January 1, 2001.

   Based on Williams' implementation efforts to date and the fair value of its identified derivative positions existing at September 30, 2000, Williams does not expect that the impact of adopting the standards will be material to its financial position or results of operations. However, changing market prices and new derivative positions in the fourth quarter of 2000 and the fact that Williams continues to pursue implementation efforts, causes the impact to Williams' financial position or results of operations to remain uncertain.

   The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modifies the current practice of accounting for certain stock award agreements and is generally effective beginning July 1, 2000. The initial impact of this interpretation on Williams' results of operations and financial position were not material.

13.  Comprehensive income (loss)

   Comprehensive income (loss) is as follows:



                                                    Three                            Nine
                                                 months ended                    months ended
(Millions)                                       September 30,                   September 30,
                                           --------------------------      --------------------------
                                             2000            1999             2000            1999
                                           ----------      ----------      ----------      ----------
Net income                                 $    121.1      $     28.1      $    572.6      $     99.1

Other comprehensive income (loss):
  Unrealized gains (losses) on
     securities                                 272.3          (102.5)          635.8            29.1
   Realized gains in net income                 (40.2)             --          (323.0)             --
   Foreign currency
     translation adjustments                    (14.9)            3.0           (30.4)          (17.9)
                                           ----------      ----------      ----------      ----------
  Other comprehensive
    income (loss) before taxes
    and minority interest                       217.2           (99.5)          282.4            11.2
  Income tax benefit (provision)
    on other comprehensive
    income (loss)                               (90.2)           39.9          (121.4)          (11.3)
  Minority interest in other
    comprehensive income (loss)                 (19.0)             --           (21.9)             --
                                           ----------      ----------      ----------      ----------
Other comprehensive
     income (loss)                              108.0           (59.6)          139.1             (.1)
                                           ----------      ----------      ----------      ----------
Comprehensive income (loss)                $    229.1      $    (31.5)     $    711.7      $     99.0
                                           ==========      ==========      ==========      ==========



    In 2000, Williams entered into derivative instruments which will expire by fourth-quarter 2001. These derivative instruments are designed to hedge Williams' exposure to changes in the price of its investments in certain marketable equity securities. Changes in the fair value of the hedged marketable equity securities and the impact of the associated derivative instruments are currently reflected in other comprehensive income. The derivative instruments impact realized gains or losses from the sale of the hedged marketable equity securities.

14. Segment disclosures

    Williams evaluates performance based upon segment profit (loss) from operations which includes revenues from external and internal customers, equity earnings (losses), operating costs and expenses, depreciation, depletion and amortization and income (loss) from investments. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices. As a result of the assumption of investment management activities within the operating segments, the definition of segment profit (loss) was modified during first-quarter 2000 to include income (loss) from investments resulting from the management of investments in equity instruments. This income (loss) from investments is reported in investing income in the Consolidated Statement of Income. The prior year segment information has been restated to conform to the current period presentation. The primary components of income from investments included in segment profit (loss) are the gains from certain marketable equity securities (in Network) and the gain on the sale of investments in ATL-Algar Telecom Leste, S.A. (in Strategic Investments), partially offset by a loss of $20 million related to the write-downs of certain cost-basis and equity investments resulting from management's estimate of the permanent decline in the value of these investments (in Network) (see Note 3).

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

    The increase in Energy Marketing & Trading's total assets, as noted on page 15, is due primarily to increased value of the trading portfolios as a result of higher commodity prices. The increase in Network's total assets, also noted on page 15, is due primarily to the construction of its fiber-optic network. The following table reflects the reconciliation of operating income (loss) as reported in the Consolidated Statement of Income to segment profit (loss), per the tables on pages 14 and 15:



                       Three months ended September 30, 2000              Three months ended September 30, 1999
                    Operating       Income from       Segment         Operating       Income from        Segment
(Millions)         Income (Loss)    Investments     Profit (Loss)    Income (Loss)    Investments     Profit (Loss)
                   ------------     ------------    ------------     ------------     ------------    ------------

Gas Pipeline       $      153.4     $         --    $      153.4     $      142.7     $         --    $      142.7
Energy Services           311.5               --           311.5            155.2               --           155.2
Communications           (140.2)            20.3          (119.9)           (81.7)              --           (81.7)
Other                       7.5               --             7.5             19.1               --            19.1
                   ------------     ------------    ------------     ------------     ------------    ------------
Total segments            332.2     $       20.3    $      352.5            235.3     $         --    $      235.3
                   ------------     ------------    ------------     ------------     ------------    ------------
General corporate
  expenses                (16.0)                                            (12.7)
                   ------------                                      ------------


Total operating
  income           $      316.2                                      $      222.6
                   ============                                      ============




                    Nine months ended September 30, 2000          Nine months ended September 30, 1999
                   Operating       Income from    Segment        Operating    Income from      Segment
(Millions)        Income (Loss)    Investments  Profit (Loss)   Income (Loss) Investments   Profit (Loss)
                  ------------     -----------  -------------   ------------  -----------   ------------

Gas Pipeline        $   565.9      $      --     $   565.9      $   504.9      $      --     $   504.9
Energy Services         928.2             --         928.2          386.2             --         386.2
Communications         (399.2)         323.3         (75.9)        (209.3)            --        (209.3)
Other                    18.8             --          18.8           (2.9)            --          (2.9)
                    ---------      ---------     ---------      ---------      ---------     ---------
Total segments        1,113.7      $   323.3     $ 1,437.0          678.9      $      --     $   678.9
                    ---------      ---------     ---------      ---------      ---------     ---------
General corporate
  expenses              (56.3)                                      (46.2)
                    ---------                                   ---------
Total operating
  income            $ 1,057.4                                   $   632.7
                    =========                                   =========


                                                                         Revenues
                                                -----------------------------------------------------------------
                                                   External                      Equity Earnings                         Segment
(Millions)                                        Customers      Intersegment        (Losses)          Total         Profit (Loss)
                                                -------------    ------------    ---------------    -------------    -------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

GAS PIPELINE                                    $       413.2    $       17.0     $         7.2    $       437.4    $       153.4
ENERGY SERVICES
  Energy Marketing & Trading                            914.7           (59.7)*              .1            855.1            143.5
  Exploration & Production                                4.9            62.1                --             67.0             18.0
  Midstream Gas & Liquids                               173.0           173.1              (1.0)           345.1             84.3
  Petroleum Services                                    791.1           474.1               (.1)         1,265.1             67.1
  Merger-related costs and
    non-compete amortization                               --              --                --               --             (1.4)
                                                -------------    ------------     -------------    -------------    -------------
  TOTAL ENERGY SERVICES                               1,883.7           649.6              (1.0)         2,532.3            311.5
                                                -------------    ------------     -------------    -------------    -------------
COMMUNICATIONS
  Network                                               166.3            11.9               2.5            180.7            (81.1)
  Broadband Media                                        39.8              .2              (1.1)            38.9            (10.1)
  Solutions                                             326.8             2.3                --            329.1            (23.6)
  Strategic Investments                                    --              --              (4.0)            (4.0)            (5.1)
                                                -------------    ------------     -------------    -------------    -------------
  TOTAL COMMUNICATIONS                                  532.9            14.4              (2.6)           544.7           (119.9)
                                                -------------    ------------     -------------    -------------    -------------
OTHER                                                    24.8            10.3                .6             35.7              7.5
ELIMINATIONS                                               --          (691.3)               --           (691.3)              --
                                                -------------    ------------     -------------    -------------    -------------
TOTAL                                           $     2,854.6    $         --     $         4.2    $     2,858.8    $       352.5
                                                =============    ============     =============    =============    =============
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

GAS PIPELINE                                    $       392.3    $       16.0     $         1.2    $       409.5    $       142.7
ENERGY SERVICES
  Energy Marketing & Trading                            473.0           (26.5)*              --            446.5             10.3
  Exploration & Production                               20.3            36.9                --             57.2              8.1
  Midstream Gas & Liquids                               184.5            94.7              (2.5)           276.7             68.2
  Petroleum Services                                    615.0           261.7                .3            877.0             71.8
  Merger-related costs and
    non-compete amortization                               --              --                --               --             (3.2)
                                                -------------    ------------     -------------    -------------    -------------
  TOTAL ENERGY SERVICES                               1,292.8           366.8              (2.2)         1,657.4            155.2
                                                -------------    ------------     -------------    -------------    -------------
COMMUNICATIONS
  Network                                                85.4            11.7                .1             97.2            (55.5)
  Broadband Media                                        39.4              .2                --             39.6            (10.5)
  Solutions                                             365.2              --                --            365.2            (11.2)
  Strategic Investments                                   7.3              .1              (4.8)             2.6             (4.5)
                                                -------------    ------------     -------------    -------------    -------------
  TOTAL COMMUNICATIONS                                  497.3            12.0              (4.7)           504.6            (81.7)
                                                -------------    ------------     -------------    -------------    -------------
OTHER                                                    22.8            10.2               7.7             40.7             19.1
ELIMINATIONS                                               --          (405.0)               --           (405.0)              --
                                                -------------    ------------     -------------    -------------    -------------
TOTAL                                           $     2,205.2    $         --     $         2.0    $     2,207.2    $       235.3
                                                =============    ============     =============    =============    =============

*Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.


                                                                         Revenues
                                                ---------------------------------------------------------------
                                                  External                      Equity Earnings                        Segment
(Millions)                                       Customers      Intersegment       (Losses)            Total        Profit (Loss)
                                                ------------    ------------    ---------------    ------------     ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

GAS PIPELINE                                    $    1,345.3    $       45.9      $       19.5     $    1,410.7     $      565.9
ENERGY SERVICES
  Energy Marketing & Trading                         2,495.2           (67.5)*              .2          2,427.9            486.5
  Exploration & Production                              29.3           165.2                --            194.5             39.4
  Midstream Gas & Liquids                              512.5           484.6               (.8)           996.3            240.7
  Petroleum Services                                 2,103.5         1,237.8               (.3)         3,341.0            167.2
  Merger-related costs and
    non-compete amortization                              --              --                --               --             (5.6)
                                                ------------    ------------      ------------     ------------     ------------
  TOTAL ENERGY SERVICES                              5,140.5         1,820.1               (.9)         6,959.7            928.2
                                                ------------    ------------      ------------     ------------     ------------
COMMUNICATIONS
  Network                                              420.0            34.1               3.5            457.6             21.6
  Broadband Media                                      122.3              .3              (4.6)           118.0            (24.7)
  Solutions                                          1,037.1             4.5                --          1,041.6            (80.4)
  Strategic Investments                                   --              --              (8.6)            (8.6)             7.6
                                                ------------    ------------      ------------     ------------     ------------
  TOTAL COMMUNICATIONS                               1,579.4            38.9              (9.7)         1,608.6            (75.9)
                                                ------------    ------------      ------------     ------------     ------------
OTHER                                                   70.4            31.0               1.1            102.5             18.8
ELIMINATIONS                                              --        (1,935.9)               --         (1,935.9)              --
                                                ------------    ------------      ------------     ------------     ------------
TOTAL                                           $    8,135.6    $         --      $       10.0     $    8,145.6     $    1,437.0
                                                ------------    ------------      ------------     ------------     ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
GAS PIPELINE                                    $    1,257.2    $       41.8      $        1.9     $    1,300.9     $      504.9
ENERGY SERVICES
  Energy Marketing & Trading                         1,294.0          (115.5)*             (.3)         1,178.2             65.5
  Exploration & Production                              32.4            95.3                --            127.7             19.8
  Midstream Gas & Liquids                              514.7           227.4             (10.4)           731.7            168.4
  Petroleum Services                                 1,534.6           594.1                .6          2,129.3            142.5
  Merger-related costs and
    non-compete amortization                              --              --                --               --            (10.0)
                                                ------------    ------------      ------------     ------------     ------------
  TOTAL ENERGY SERVICES                              3,375.7           801.3             (10.1)         4,166.9            386.2
                                                ------------    ------------      ------------     ------------     ------------
COMMUNICATIONS
  Network                                              278.1            35.8                .1            314.0           (103.7)
  Broadband Media                                      118.4             1.5                --            119.9            (20.4)
  Solutions                                          1,065.1              --                --          1,065.1            (28.9)
  Strategic Investments                                 34.8              .7             (17.8)            17.7            (56.3)
                                                ------------    ------------      ------------     ------------     ------------
  TOTAL COMMUNICATIONS                               1,496.4            38.0             (17.7)         1,516.7           (209.3)
                                                ------------    ------------      ------------     ------------     ------------
OTHER                                                   53.6            29.8             (12.7)            70.7             (2.9)
ELIMINATIONS                                              --          (910.9)               --           (910.9)              --
                                                ------------    ------------      ------------     ------------     ------------
TOTAL                                           $    6,182.9    $         --      $      (38.6)    $    6,144.3     $      678.9
                                                ============    ============      ============     ============     ============


                                             TOTAL ASSETS
                               --------------------------------------------
(Millions)                     September 30, 2000         December 31, 1999
                               ------------------         -----------------
GAS PIPELINE                      $    8,847.6               $    8,628.5
ENERGY SERVICES
  Energy Marketing & Trading           6,602.7                    3,209.7
  Exploration & Production               619.2                      618.6
  Midstream Gas & Liquids              4,131.4                    3,514.4
  Petroleum Services                   2,888.3                    2,588.7
                                  ------------               ------------
  TOTAL ENERGY SERVICES               14,241.6                    9,931.4
                                  ------------               ------------
COMMUNICATIONS
  Network                              6,763.3                    4,079.8
  Broadband Media                        261.5                      348.0
  Solutions                            1,231.7                    1,537.6
  Strategic Investments                  553.7                      412.5
                                  ------------               ------------
  TOTAL COMMUNICATIONS                 8,810.2                    6,377.9
                                  ------------               ------------
OTHER                                  7,782.4                    6,629.3
ELIMINATIONS                          (7,453.5)                  (6,278.6)
                                  ------------               ------------
TOTAL                             $   32,228.3               $   25,288.5
                                  ============               ============

*Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

15. Asset acquisitions from related party

     In June of 2000, WCG acquired interests in undersea communications cables between the United States and China, and between the United States and Japan, from SBC, a related party, for a purchase price of approximately $111.4 million. In addition, WCG entered into an agreement in September 2000, to purchase the long-distance network assets of Ameritech Communications, Inc., a subsidiary of SBC, for a purchase price of $145 million. These assets are located in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin and include a 2,200 mile fiber-optic network over four routes, indefeasible rights of use in dark fiber and 15 data centers.

16. Subsequent events

     On October 11, 2000, Williams completed the purchase of various energy-related assets from TransCanada PipeLines Limited for approximately $540 million. Included in the purchase were interests in several natural gas liquids
(NGL) extraction and fractionation plants, NGL transportation pipeline and storage facilities, and a natural gas processing plant.


                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations

Third Quarter 2000 vs. Third Quarter 1999

CONSOLIDATED OVERVIEW

   Williams' revenues increased $652 million, or 30 percent, due primarily to higher Energy Services' revenues from increased petroleum products and NGL average sales prices and volumes, higher gas and electric power services revenues and higher average natural gas sales prices. Growth in Communications' voice and data services revenues also contributed to the increase. Partially offsetting these increases were lower Communications' revenues from new system sales and upgrades.

   Segment costs and expenses increased $555 million, or 28 percent, due primarily to higher costs at Energy Services' related to increased petroleum products and NGL average purchase prices and volumes, higher costs and expenses from the growth of Communications' Network operations and infrastructure and higher variable compensation levels associated with improved performance at Energy Services. Partially offsetting these increases were lower Communications' costs associated with new systems sales and upgrades.

   Operating income increased $93.6 million, or 42 percent, due primarily to a $156 million increase at Energy Services, partially offset by $59 million higher losses at Communications. Energy Services' increase reflects higher gas and electric power services margins, higher profits from company-owned natural gas production and higher per-unit natural gas liquids margins, partially offset by higher variable compensation expense. The increased losses at Communications reflect losses associated with providing customer services prior to completion of the new network higher depreciation and lease expense as the network is brought into service, and higher selling, general and administrative expense including costs associated with infrastructure growth and improvement.

   Income before income taxes and cumulative effect of change in accounting principle increased $115.5 million, from $68.5 million in 1999 to $184 million in 2000, due primarily to $93.6 million higher operating income and $45 million higher investing income. Partially offsetting was $39 million higher net interest expense reflecting increased debt in support of continued expansion and new projects. The higher investing income includes $40 million of gains on sales of marketable equity securities, partially offset by $20 million in losses related to the writedowns of certain cost basis and equity investments.

GAS PIPELINE

   GAS PIPELINE'S revenues increased $27.9 million, or 7 percent, due primarily to $13 million higher gas exchange imbalance settlements (offset in costs and operating expenses) and $6 million higher storage revenues resulting, in part, from the second quarter 2000 acquisition of a liquefied natural gas storage facility. Revenues also increased due to $6 million higher equity investment earnings from pipeline joint venture projects entered into in late 1999.

   Segment profit increased $10.7 million, or 7 percent, due primarily to $8 million lower general and administrative expenses and $6 million higher equity investment earnings, partially offset by $4 million higher depreciation expense. The reduction in general and administrative expenses reflects lower professional services costs associated with year 2000 compliance work, efficiencies realized from the headquarters consolidation of two of the pipelines and other cost reduction initiatives.

   Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

ENERGY SERVICES

   ENERGY MARKETING & TRADING'S revenues increased $408.6 million, or 92 percent, due to a $159.3 million increase in trading revenues and a $249.3 million increase in non-trading revenues. The $159.3 million increase in trading revenues is due primarily to $178 million in higher gas and electric power services margins reflecting the benefit of higher volatility, expanded price risk management portfolio, greater overall market demand, and increased trading volumes, partially offset by decreased revenues in basis trading and the impact of favorable contract settlements in third-quarter 1999.

   The $249.3 million non-trading revenue increase is due primarily to $262 million higher refined products marketing revenues resulting from increased prices and higher volumes and $15 million higher power services revenues from a portable electric generation business. The higher refined product volumes result from recent expansions at the Memphis refinery. Partially offsetting these increases were $40 million lower revenues following the sale of the retail natural gas, electric and propane businesses in 1999.

   Costs and operating expenses increased $235.2 million, or 58 percent, due primarily to $264 million higher refined product cost of sales associated with non-trading activities. Partially offsetting these increases were lower retail natural gas, electric and propane cost of sales of $22 million and lower operating expenses of $22 million. These variances are associated with the corresponding changes in non-trading revenues discussed above.

   Segment profit increased $133.2 million, from $10.3 million in 1999 to $143.5 million in 2000, due primarily to the $178 million higher gas and electric power service margins, partially offset by $12 million in lower natural gas liquids margins and $31 million higher selling, general and administrative expenses reflecting higher variable compensation levels associated with improved operating performance.

   EXPLORATION & PRODUCTION'S revenues increased $9.8 million, or 17 percent, due to an increase in average realized natural gas sales prices (including the impact of hedged positions) and higher volumes.

   Segment profit increased $9.9 million, from $8.1 million in 1999, due primarily to the increase in revenues previously discussed.

   MIDSTREAM GAS & LIQUIDS' revenues increased $68 million, or 25 percent, due primarily to $63 million higher natural gas liquids sales from processing activities. The natural gas liquids sales increase reflects $44 million from a 42 percent increase in average natural gas liquids sales prices and $19 million from a 23 percent increase in volumes sold. Natural gas liquids sales volumes increased as a result of improved liquids market conditions and the increased contribution of a new plant which became operational in June 1999.

   Cost and operating expenses increased $57 million, or 30 percent, due primarily to $36 million higher liquids fuel and replacement gas purchases and higher transportation, depreciation and power costs.

   Segment profit increased $16 million, or 24 percent, due primarily to $14 million from higher per-unit natural gas liquids margins reflecting increased petrochemical demand and the effect of higher crude oil prices, $6 million from increased natural gas liquids volumes sold and lower general and administrative expenses, partially offset by higher depreciation and fuel costs.

   PETROLEUM SERVICES' revenues increased $388.1 million, or 44 percent, due primarily to $333 million higher refinery revenues (including $52 million higher intra-segment sales to the travel centers/convenience stores which are eliminated) and $111 million higher travel center/convenience store sales. The $333 million increase in refinery revenues reflects $260 million from 45 percent higher average refined product sales prices and $73 million from a 15 percent increase in refined product volumes sold. The increase in refined product volumes sold follows refinery expansions and improvements in mid-to-late 1999 and May 2000 which increased capacity. The $111 million increase in travel center/convenience store sales reflects $58 million from 26 percent higher average gasoline and diesel sales prices, $47 million primarily from a 65 percent increase in diesel sales volumes and $6 million higher merchandise sales. The increase in diesel sales volumes and higher merchandise sales reflect the opening of 11 new travel centers since third-quarter 1999. An additional 12 travel centers are planned to open in fourth-quarter 2000. In addition, revenues increased due to $20 million higher bio-energy sales reflecting both an increase in ethanol volumes sold and average ethanol sales prices and $8 million higher revenues from Williams' 3.1 percent undivided interest in the

Trans Alaska Pipeline System (TAPS) acquired in late June 2000, partially offset by $34 million lower fleet management revenues following the sale of a portion of such operations in late 1999.

   Costs and operating expenses increased $387.1 million, or 49 percent, due primarily to $334 million higher refining costs and $117 million higher travel center/convenience store costs (including $52 million higher intra-segment purchases from the refineries which are eliminated). The $334 million increase in refining costs reflects $266 million from higher crude supply costs and other related per-unit cost of sales, $61 million associated with increased volumes sold and $7 million higher operating costs at the refineries. The $117 million increase in travel center/convenience store costs reflects $44 million primarily from increased diesel sales volumes, $62 million from higher average gasoline and diesel purchase prices and $11 million higher store operating costs. In addition, costs and operating expenses increased due to $17 million higher bio-energy operating costs and $4 million related to Williams' interest in TAPS. Slightly offsetting these increases was $37 million lower fleet management operating costs following the sale of a portion of such operations in late 1999.

   Segment profit decreased $4.7 million, or 7 percent, due primarily to $12 million and $7 million higher operating costs at the travel centers/convenience stores and the refineries, respectively, $6 million from lower overall per-unit refinery gross margins and the favorable effect in 1999 of a $6.5 million adjustment to rate refund accruals following the third-quarter 1999 approved settlement of transportation pipeline rate case issues. Partially offsetting these decreases were $12 million from increased refined product sales volumes, $7 million higher gross profit from merchandise sales primarily due to new travel centers, $3 million from improved bio-energy operations and $3 million from Williams' interest in TAPS.

COMMUNICATIONS

   NETWORK'S revenues increased $83.5 million, or 86 percent, due primarily to $87 million from growth in voice and data services provided to customers and $6 million higher network design, operational support and other revenues, partially offset by $7 million lower revenue from an Australian telecommunications operation and $5 million lower revenues from dark fiber leases accounted for as sales-type leases on the new fiber-optic network.

   Costs and operating expenses increased $109 million, or 93 percent, due primarily to $60 million higher off-net capacity and local access connection costs associated with providing increased customer services, $23 million higher depreciation expense as portions of the new network are placed into service, $18 million higher operating and maintenance expenses to support increased revenues and future revenue streams, $14 million higher network lease expense for the leased portion of the network, and $6 million higher ad valorem taxes, partially offset by $7 million decreased operating expenses from an Australian telecommunications operation.

   Selling, general and administrative expenses increased $21 million, or 60 percent, due primarily to costs associated with adding resources and infrastructure required to increase and serve a growing customer base as more of the network is installed and lit.

   Segment loss increased $25.6 million, or 46 percent due primarily to losses associated with providing customer services off-net prior to completion of the new network, $37 million higher depreciation and network lease expense, $21 million higher selling, general and administrative expenses, and $20 million related to write-downs of certain cost-basis and equity investments (see Note
3), partially offset by gains totaling $40 million from the sale of certain marketable equity securities (see Note 3).

   BROADBAND MEDIA'S revenues decreased $.7 million due primarily to $1.1 million of equity investment losses and segment loss decreased $.4 million.

   SOLUTIONS' revenues decreased $36.1 million, or 9.9 percent, due primarily to $41 million lower revenues from new systems sales and upgrades due to lower sales activity consistent with voice equipment industry trends. Solutions' revenue recognition policy for new system sales and upgrades was changed from the percentage-of-completion method to the completed-contract method effective January 1, 2000 (see Note 6). If third quarter 1999 were determined using the completed-contract method, the decrease in revenues would have been $33.4 million, or 9.2 percent.

   Costs and operating expenses decreased $18 million, due primarily to $32 million lower costs associated with the decrease in revenues from new systems sales and upgrades, partially offset by increased installation and service costs. If third quarter 1999 were determined using the completed-contract method, the decrease in costs and operating expenses would have been $16 million.

   Selling, general and administrative expenses decreased $6 million due primarily to lower payroll related expenses including a decrease in commissions associated with lower revenues and the effect of a 1999 charge associated with the conversion and vesting of employee stock options from Williams to WCG stock options related to the WCG initial public offering.

   Segment loss increased $12.4 million, to a $23.6 million loss in 2000 from a $11.2 million loss in

1999, due primarily to lower margins, partially offset by $6 million lower selling, general and administrative expenses. If third-quarter 1999 were determined using the completed-contract method, the increase in segment loss would have been $11 million.

   STRATEGIC INVESTMENTS' revenues decreased $6.6 million due primarily to the $5.1 million effect of the July 1999 sale of the audio and video conferencing and closed-circuit video broadcasting businesses. Revenues for third-quarter 2000 represent the equity investment losses of ATL-Algar Telecom Leste S.A.
(ATL). Segment loss increased $.6 million to $5.1 million.

OTHER

   OTHER revenues decreased $5 million, or 12 percent, due primarily to $7.3 million lower international equity investment earnings.

   Other segment profit decreased $11.6 million, or 61 percent, due primarily to lower international equity investment earnings and lower operating profit from Venezuelan gas compression operations. International equity investment income decreased due primarily to losses from a Lithuanian energy investment acquired in the fourth quarter of 1999.

CONSOLIDATED

   INTEREST ACCRUED increased $94.8 million, or 56 percent, due primarily to the $48 million effect of higher borrowing levels combined with the $44 million effect of higher average interest rates. These increases primarily reflect the issuance of $2 billion and $1 billion of high-yield public debt in October 1999 and August 2000, respectively, by Communications. Interest capitalized increased $56 million, from $10.6 million in 1999 to $66.6 million in 2000, due primarily to increased capital expenditures for the fiber-optic network. Investing income increased $44.5 million, from $7.2 million in 1999 to $51.7 million in 2000, due primarily to $40.2 million of gains from sales of certain marketable equitable securities partially offset by $20 million of write-downs of investments previously discussed within Communications' segment profit. Also contributing to the increase in investing income was $20 million higher interest income associated primarily with the investment of proceeds from Communications' equity and debt offerings. The $20.8 million change in minority interest in (income) loss and preferred returns of consolidated subsidiaries is attributable primarily to the effect of the 14.7 percent minority ownership in losses at Communications following the October 1999 initial public offering. Also during the third quarter, the cumulative losses attributable to Williams Communications Solutions, LLC (Solutions LLC) exceeded Communications minority interest liability in the consolidated subsidiary. As a result, Williams has suspended recording minority interest related to this subsidiary.

   The provision for income taxes increased $22.5 million, from $40.4 million in 1999 to $62.9 million in 2000, primarily a result of higher pre-tax income, partially offset by a lower effective income tax rate. The effective income tax rate in 2000 approximates the federal statutory rate. The effective income tax rate in 1999 is significantly higher than the federal statutory rate due primarily to the effects of state income taxes and the losses of foreign entities which are not deductible for U.S. tax purposes.

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

CONSOLIDATED OVERVIEW

   Williams' revenues increased $2 billion, or 33 percent, due primarily to higher Energy Services' revenues from increased petroleum products and natural gas liquids average sales prices and volumes and higher gas and electric power services revenues. Revenues also increased due to additional rate refund liability reductions at Gas Pipeline and growth in Communications' voice and data services. Partially offsetting these increases were lower fleet management, retail natural gas, electric and propane revenues at Energy Services following the 1999 sales of these businesses, lower Communications' dark fiber lease revenues and lower Communications' revenues from new systems sales and upgrades.

   Segment costs and expenses increased $1.6 billion, or 29 percent, due primarily to higher costs related to increased petroleum products and natural gas liquids average purchase prices and volumes purchased and higher costs and expenses from growth of Communications' Network operations and infrastructure, higher variable compensation levels associated with improved performance at Energy Services and a $25.9 million guarantee loss accrual at Energy Services. Partially offsetting these increases were lower fleet management, natural gas, electric, and propane costs following the sale of all or part of these businesses in 1999 and lower costs associated with the decrease in revenues from new systems sales and upgrades.

   Operating income increased $424.7 million, or 67 percent, due primarily to a $542 million increase at Energy Services and a $61 million increase at Gas Pipeline, partially offset by $190 million higher losses at Communications. Energy Services' increase reflects improved gas and electric power services margins and higher per-unit natural gas liquids margins, partially offset by higher variable compensation levels and the $25.9 million guarantee loss accrual. Gas Pipeline's increase reflects increased reductions to rate refund liabilities in 2000. The increased losses at Communications reflect losses associated with providing customer services prior to completion of the new network, higher depreciation and network lease expense as the network is brought into service and higher selling, general and administrative expenses including costs associated with infrastructure growth and improvement. Partially offsetting Communications' losses was the effect in 1999 of $26.7 million of asset impairment and exit costs.

   Income before income taxes and cumulative effect of change in accounting principle increased $732.5 million, from $236.1 million in 1999 to $968.6 million in 2000, due primarily to $424.7 million higher operating income and $413.1 million higher investing income. Partially offsetting these increases was $143.9 million higher net interest expense reflecting increased debt in support of continued expansion and new projects. The increase in investing income reflects a $214.7 million gain from the conversion of Williams' common stock investment in Concentric Network Corporation for common stock of XO Communications, Inc. (formerly Nextlink Communications, Inc.) pursuant to a merger of those two companies in June 2000, gains totaling $108.3 million from the sale of certain marketable equity securities, a $16.5 million gain on the sale of a portion of the investment in ATL-Algar Telecom Leste S.A. (ATL) and higher interest income, partially offset by $20 million of losses related to the write-downs of certain cost basis and equity investments (see Note 3).

GAS PIPELINE

   GAS PIPELINE'S revenues increased $109.8 million, or 8 percent, due primarily to $74 million of rate refund liability reductions associated mainly with the evaluation of a favorable Federal Energy Regulatory Commission (FERC) order received in March 2000 by Transcontinental Gas Pipe Line (Transco) related to the rate-of-return and capital structure issues in a regulatory proceeding. Revenues also increased due to $47 million higher gas exchange imbalance settlements (offset in costs and operating expenses), $18 million higher transportation demand revenues at Transco and $18 million higher equity investment earnings from pipeline joint venture projects. Partially offsetting was a total of $46 million of reductions to rate refund liabilities in 1999 by four of the gas pipelines resulting primarily from second-quarter 1999 regulatory proceedings involving rate-of-return methodology.

   Segment profit increased $61 million, or 12 percent, due to the $28 million net effect of rate refund liability reductions discussed above, $18 million higher transportation demand revenues at Transco, $18 million higher equity investment earnings and $14 million lower general and administrative expenses. The lower general and administrative costs include lower professional services costs associated with year 2000 compliance work, efficiencies realized from the headquarters consolidation of two of the pipelines and other cost reduction initiatives, partially offset by costs associated with the office headquarters consolidation. Partially offsetting were $6 million of accruals for gas exchange imbalances and $7 million higher depreciation expense primarily due to increased property plant and equipment.

   Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

ENERGY SERVICES

   ENERGY MARKETING & TRADING'S revenues increased $1.25 billion, or 106 percent, due to a $545 million increase in trading revenues and a $705 million increase in non-trading revenues. The $545 million increase in trading revenues is due primarily to $576 million in higher gas and electric power services margins, partially offset by $18 million lower natural gas liquids trading margins and $13 million lower crude and refined trading margins. The higher gas and electric power services margins reflect the benefit of higher volatility, expanded price risk management services, $49 million from increased demand and market prices for certain ancillary services in the western region and increased trading volumes, partially offset by $62 million of favorable contract settlements during 1999.

   The $705 million increase in non-trading revenues is due primarily to $829 million higher refined products marketing revenues from higher sales prices and volumes, $49 million higher natural gas liquids revenues resulting from higher average sales prices and volumes and $23 million higher revenues from a portable electric generation business that was transferred from Petroleum Services during 2000. Recent expansions of the Memphis refinery were a significant contributor to the increased refined products marketing volumes. Partially offsetting these increases were $190 million lower revenues following the sale of the retail natural gas, electric and propane businesses in 1999.

   Costs and operating expenses increased $727 million, or 72 percent, due primarily to $837 million higher refined product cost of sales associated with non-trading activities and $41 million higher natural gas liquids cost of sales. Partially offsetting these increases were lower natural gas, electric and propane cost of sales and operating expenses of $99 million and $67 million, respectively. These variances are associated with the corresponding changes in non-trading revenues discussed above.

   Other expense-net in 2000 includes a $25.9 million guarantee loss accrual (see Note 4) partially offset by a $12.4 million gain on the sale of certain natural gas liquids contracts.

   Segment profit increased $421 million, from $65.5 million in 1999 to $486.5 million in 2000, due primarily to $576 million higher gas and electric power services margins and the $12.4 million gain on the sale of certain natural gas liquids contracts. Partially offsetting these increases were $74 million higher selling, general and administrative costs reflecting higher variable compensation levels associated with the improved operating performance, the $25.9 million guarantee loss accrual, $22 million lower crude and refined products margins and a $25 million lower contribution from retail natural gas, electric and propane following the sale of those businesses in 1999.

   EXPLORATION & PRODUCTION'S revenues increased $66.8 million, or 52 percent, due primarily to $36 million from increased realized average natural gas sales prices (including the effect of hedged positions), $28 million associated with increases in both company-owned production volumes and marketing volumes from the Royalty Trust and royalty interest owners and an $8 million contribution in first-quarter 2000 of oil and gas properties acquired in April 1999. Partially offsetting was a $7 million decrease in the recognition of income previously deferred from a 1997 transaction which transferred certain non-operating economic benefits to a third party.

   Segment profit increased $19.6 million, or 99 percent, due primarily to the higher revenues discussed previously partially offset by $33 million higher gas purchase costs related to the marketing of natural gas from the Williams Coal Seam Royalty Trust and royalty interest owners, $7 million higher production-related taxes and $4 million lower gains on sales of assets.

   MIDSTREAM GAS & LIQUIDS' revenues increased $264.6 million, or 36 percent, due primarily to $224 million higher natural gas liquids sales from processing activities. The liquids sales increase reflects $147 million from a 61 percent increase in average natural gas liquids sales prices and $77 million from a 48 percent increase in volumes sold. Natural gas liquids sales volumes increased as a result of improved liquids market conditions and a new plant, which became operational in June 1999. In addition, revenues increased due to $24 million higher natural gas liquids pipeline transportation revenues associated with increased shipments following improved market conditions and the completion of the Rocky Mountain liquids pipeline expansion in November 1999, $9 million higher processing revenues and $10 million lower equity investment losses, mainly from the Discovery pipeline project.

   Costs and operating expenses increased $182 million, or 38 percent, due primarily to $111 million higher liquids fuel and replacement gas purchases, $19 million higher transportation, fractionation, and marketing expense related to higher natural gas liquid sales, $12 million higher depreciation expense, $12 million of losses associated with certain propane storage transactions, $10 million higher power costs and increased gathering fuel costs.

   General and administrative expenses increased $14 million, or 19 percent, due primarily to $12 million of reorganization costs. Midstream has completed the reorganization of its operations including the consolidation in Tulsa of certain support functions previously located in Salt Lake City and Houston. In connection with this, Williams offered certain employees enhanced retirement benefits under an early retirement incentive program in first-quarter 2000, and incurred severance, relocation and other exit costs. Midstream expects one-year cost savings to exceed these charges.

   Segment profit increased $72.3 million, or 43 percent, due primarily to $78 million from higher per-unit natural gas liquids margins, $17 million from increased natural gas liquids volumes sold and $10 million lower equity investment losses. Partially offsetting were $12 million of propane storage losses and $14 million higher general and administrative expenses.

   PETROLEUM SERVICES' revenues increased $1,212 million, or 57 percent, due primarily to $1,047 million higher refinery revenues (including $228 million higher intra-segment sales to the travel centers/convenience stores which are eliminated) and $366 million higher travel center/convenience store sales. The $1,047 million increase in refinery revenues reflects $911 million from 72 percent higher average refined product sales prices and $136 million from a 12 percent increase in refined product volumes sold. The increase in refined product volumes sold follows refinery expansions and improvements in mid-to-late 1999 and May 2000 which increased capacity. The $366 million increase in travel center/convenience store sales reflects $212 million from 36 percent higher average gasoline and diesel sales prices, $136 million primarily from a 75 percent increase in diesel sales volumes and $18 million higher merchandise sales. The increase in diesel sales volumes and the higher merchandise sales reflect the opening of 11 new travel centers since third-quarter 1999.
An additional 12 travel centers are planned to open in fourth-quarter 2000.In addition, Williams is currently negotiating the sale of the convenience stores to a third party. Revenues related to convenience stores for the nine months ended September 30, 2000 and 1999 were $365 million and $337 million, respectively. It is expected that a sale of the convenience stores would be completed by March 31, 2001. Revenues also increased due to $55 million higher bio-energy sales reflecting both an increase in ethanol volumes sold and average ethanol sales prices, $24 million higher revenues from terminalling operations following the acquisition of additional terminals in August 1999, $20 million higher product sales from transportation activities, $13 million higher revenues from a petrochemical plant acquired in March 1999 and $8 million higher revenues from Williams' interest in TAPS acquired in late June 2000. Slightly offsetting these increases were $70 million lower fleet management revenues following the sale of a portion of such operations in late 1999, $15 million lower distribution revenues due to a reduction of propane trucking operations and $14 million lower pipeline construction revenues following substantial completion of the Longhorn project.

   Costs and operating expenses increased $1,169 million, or 61 percent, due primarily to $1,038 million higher refining costs and $380 million higher travel center/convenience store costs (including $228 million higher intra-segment purchases from the refineries which are eliminated). The $1,038 million increase in refining costs reflects $898 million from higher crude supply costs and other related per-unit cost of sales, $112 million associated with increased volumes sold and $28 million higher operating costs at the refineries. The $380 million increase in travel center/convenience store costs includes $222 million from higher average gasoline and diesel purchase prices, $126 million primarily from increased diesel sales volumes and $32 million higher store operating costs. In addition, costs and operating expenses increased due to $42 million higher bio-energy operating costs, $17 million higher cost of product sales from transportation activities and $16 million higher terminalling costs following the August 1999 acquisition of additional terminals. Slightly offsetting these increases were $76 million lower fleet management operating costs following the sale of a portion of such operations in late 1999, $13 million lower pipeline construction costs following substantial completion of the pipeline project and $13 million lower cost of distribution activities following a reduction of propane trucking operations.

   Segment profit increased $24.7 million, or 17 percent, due primarily to $24 million from increased refined product volumes sold, $13 million from higher per-unit refinery margins and $20 million higher gross profit from travel center/convenience store merchandise sales. In addition, segment profit increased $13 million from improved bio-energy operations, $8 million from activities at the petrochemical plant acquired in March 1999, $8 million from increased terminalling activities following the 1999 acquisition and $6 million from product transportation operations. Partially offsetting these increases were $28 million higher operating costs at the refineries, $32 million higher operating costs at the travel centers/convenience stores and the $6.5 million favorable effect in 1999 of settlement of transportation pipeline rate case issues.

COMMUNICATIONS

NETWORK'S revenues increased $143.6 million, or 45.7 percent, due primarily to $182 million from growth in voice and data services provided to customers and $16 million higher network design, operational support and other revenues, partially offset by $43 million lower revenues from dark fiber leases accounted for as sales-type leases on the new fiber-optic network and $14 million lower revenue from an Australian telecommunications operation.

   Costs and operating expenses increased $263.4 million, or 81 percent, due primarily to $149 million higher off-net capacity and local access connection costs associated with providing increased customer services, $57 million higher depreciation expense as portions of the new network are placed into service, $53 million higher operating and maintenance expenses to support increased revenues and future revenue streams, $39 million higher network lease expense for the leased portion of the network, and $12 million higher ad valorem taxes, partially offset by $34 million lower construction costs associated with dark fiber leases accounted for as sales-type leases and $13 million decreased operating expenses from an Australian telecommunications operation.

   Selling, general and administrative expenses increased $61 million, or 67 percent, due primarily to costs associated with adding resources and infrastructure required to increase and serve a growing customer base as more of the network is installed and lit.

   Segment profit increased $125.3 million, from a $103.7 million segment loss in 1999 to a $21.6 million segment profit in 2000, due primarily to a $214.7 million gain from the conversion of Williams' shares of Concentric Network Corporation's common stock into shares of XO Communications, Inc.'s (formerly NEXTLINK Communications, Inc.) common stock pursuant to a merger of those companies in June 2000 and gains totaling $108.3 million from the sale of certain marketable equity securities (see Note 3), partially offset by losses associated with providing customer services off-net prior to completion of the new network, $96 million higher depreciation and network lease expense, $61 million higher selling, general and administrative expenses, and $20 million in write-downs of certain cost-basis and equity investments.

   BROADBAND MEDIA'S revenues decreased $1.9 million and segment loss increased $4.3 million due primarily to $4.6 million of equity losses.

   SOLUTIONS' revenues decreased $23.5 million, or 2 percent, due primarily to $55 million lower revenues from new systems sales and upgrades due to lower sales activity consistent with voice equipment industry trends. Partially offsetting were $13 million higher revenues from maintenance and customer service orders and a $19 million increase from all other revenues. Solutions' revenue recognition policy for new system sales and upgrades was changed from the percentage-of-completion method to the completed-contract method effective January 1, 2000 (see Note 6). If the nine months ended September 30, 1999 were determined using the completed-contract method, revenues would have increased $9 million, or one percent.

   Costs and operating expenses increased $19 million, due primarily to $49 million increased installation and service costs, partially offset by $30 million lower costs associated with the decrease in revenues from new systems sales and upgrades. If the nine months ended September 30, 1999 were determined using the completed-contract method, the increase in costs and operating expenses would have been $42 million, or 5.5 percent.

   Selling, general and administrative expenses increased $10 million, due primarily to $9 million higher provision for uncollectible trade receivables reflecting increased aging of accounts due to significant historical billing and collection issues and $8 million increased depreciation and amortization expenses. Partially offsetting these increases were lower incentive compensation levels.

   Segment loss increased $51.5 million, to a $80.4 million loss in 2000 from $28.9 million loss in 1999, due primarily to lower margins and increased selling, general and administrative expenses. If the nine months ended September 30, 1999 were determined using the completed-contract method, the increase in segment loss would have been $42 million.

   STRATEGIC INVESTMENTS' revenues decreased $26.3 million due primarily to the $33 million effect of businesses that have been sold or otherwise exited, primarily audio and video conferencing and closed-circuit video broadcasting businesses, partially offset by $9 million lower equity investment losses following the first-quarter 2000 sale of a portion of the investment in ATL. Revenues for 2000 represent equity losses from ATL.

   Costs and operating expenses decreased $26 million and selling, general and administrative expenses decreased $17.5 million due primarily to the sale of the audio and video conferencing and closed-circuit video broadcasting businesses.

   Segment profit increased $63.9 million from a $56.3 million loss in 1999, due primarily to $26.7 million of asset impairment charges and exit costs in 1999 (included in other expense-net within segment costs and expenses) relating to management's decision and commitment to sell the audio and video conferencing and closed-circuit video broadcasting businesses (see Note 4), a $16.5 million gain on the sale of a portion of the investment in ATL in the first quarter of 2000 (see Note 3), $9 million lower equity investment losses, a $13.5 million income effect of businesses that were generating losses that have been sold or otherwise exited, and $3.7 million of dividends from a telecommunications investment.

OTHER

   OTHER revenues increased $31.8 million, or 45 percent, due primarily to $17 million of improved international equity investment earnings and $13 million higher Venezuelan gas compression revenues reflecting higher volumes in 2000 following operational problems experienced in first-quarter 1999.

   Segment profit improved $21.7 million, from a $2.9 million segment loss in 1999 to an $18.8 million segment profit in 2000. The improvement was due primarily to a $17 million favorable change in international equity investment earnings and improved operating profit from Venezuelan gas compression related to higher revenues. The $17 million improved international equity investment earnings reflect the change in accounting for an equity investment to a cost basis investment following a reduction of management influence. In addition, the improved international equity investment earnings reflect the consolidation of a partially-owned subsidiary previously accounted for as an equity investment following additional investments in the subsidiary. Partially offsetting were losses from a Lithuanian energy investment acquired in fourth-quarter 1999.

CONSOLIDATED

   INTEREST ACCRUED increased $261.6 million, or 58.6 percent due primarily to the $135 million effect of higher borrowing levels combined with the $117.6 million effect of higher average interest rates. These increases primarily reflect the issuance of $2 billion of high-yield public debt in October 1999 by Communications. Interest capitalized increased $117.7 million, from $37.5 million in 1999 to $155.2 million in 2000, due primarily to increased capital expenditures for the fiber-optic network. Investing income increased $413.1 million, from $19.5 million in 1999 to $432.6 million in 2000, due primarily to $343.2 million of gains from sales/conversion of investments and dividends previously discussed within Communications' segment profit and $74 million higher interest income associated primarily with the investment of proceeds from

Communications' equity and debt offerings, partially offset by $20 million related to writedowns of certain cost basis and equity investments.

   Minority interest in (income) loss and preferred returns of consolidated subsidiaries changed $37.8 million compared to 1999 due primarily to the effect of the 14.7 percent minority ownership interest in losses at Communications following the October 1999 initial public offering and higher losses experienced by Solutions, LLC which has a 30 percent interest held by a minority shareholder. During third quarter 2000, the cumulative losses attributable to Solutions LLC exceeded Williams' minority interest in the consolidated subsidiary. As a result Williams suspended recording minority interest related to this subsidiary.

   The provision for income taxes increased $243 million, from $131.4 million in 1999 to $374.4 million in 2000, due to higher pre-tax income, partially offset by a lower effective income tax rate. The effective income tax rate in 2000 exceeds the federal statutory rate due primarily to the effects of state income taxes. The effective income tax rate in 1999 is significantly higher than the federal statutory rate due primarily to the effects of state income taxes, losses of foreign entities not deductible for U.S. tax purposes, and the impact of goodwill not deductible for tax purposes related to assets impaired during the second quarter of 1999 (see Note 4).

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

Financial Condition and Liquidity

Liquidity

   Williams considers its liquidity to come from both internal and external sources. Certain of those sources are available to Williams (parent) and certain of its subsidiaries while others can only be utilized by Communications. Williams' unrestricted sources of liquidity, which can be utilized subject to certain limitations under existing loan covenants, consist primarily of the following:

o Available cash-equivalent investments of $150 million at September 30, 2000, as compared to $494 million at December 31, 1999.

o $350 million available under Williams' $700 million bank-credit facility at September 30, 2000, as compared to $475 million at December 31, 1999 under the $1 billion bank credit facility that was terminated and replaced in July with the $700 million bank-credit facility (See Note 9).

o $205 million available under Williams' $1.7 billion commercial paper program at September 30, 2000, as compared to $154 million at December 31, 1999 under a $1.4 billion commercial paper program.

o  Cash generated from operations.

o Short-term uncommitted bank lines of credit can also be used in managing liquidity.

   Williams' sources of liquidity restricted to use by Communications consist primarily of the following:

o Available cash-equivalent investments and short-term investments totaling $1 billion at September 30, 2000, as compared to $1.9 billion at December 31, 1999.

o Communications' $1.05 billion bank-credit facility under which $525 million was outstanding at September 30, 2000, and no amounts were outstanding at December 31, 1999.

   In June 2000, Williams filed a $1.5 billion shelf registration statement with the Securities and Exchange Commission to issue a variety of debt or equity securities. This registration statement became effective in July 2000. In addition, there are other outstanding registration statements filed with the Securities and Exchange Commission for Williams and Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly owned subsidiary of Williams) with approximately $755 million of shelf availability remaining which may be used to issue a variety of debt or equity securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. Williams believes additional financing arrangements, if required, can be obtained on reasonable terms.

   Communications' ability to borrow under its bank credit facility is dependent upon compliance with specified covenants and conditions. Although the facility provides for a total commitment of $1.05 billion, based on Communications' ratio of debt to contributed capital at September 30, 2000, only an additional $152 million could be borrowed and utilized under the bank-credit facility without issuing additional equity or amending the facility.

   In 2000, capital expenditures and investments, including acquisitions of businesses, are estimated to total approximately $6.6 billion, including approximately $3.8 billion at Communications. Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash generated from operations, (2) the use of the available portion of Williams' $700 million bank-credit facility, (3) commercial paper, (4) short-term uncommitted bank lines, (5) private borrowings and/or (6) debt or equity public offerings. In addition, Communications' capital and investment expenditures, debt payments and working-capital requirements are also expected to be funded with (1) the remaining proceeds from its 1999 initial equity and high-yield debt offerings,
(2) its $1.05 billion bank-credit facility, (3) private borrowings and/or (4) debt or equity public offerings.

Financing Activities

   In January 2000, Williams issued $500 million of adjustable rate notes due 2001 at an initial interest rate of approximately 6.5 percent. Proceeds were used for general corporate purposes, including the repayment of outstanding debt.

  In April 2000, Williams entered into a $400 million three-year term bank credit facility and at September 30, 2000, has fully utilized the facility. The proceeds were used for general corporate purposes, including the repayment of outstanding debt.

   In August 2000, Communications issued $1 billion in debt obligations consisting of $575 million in 11.7 percent notes due 2008 and $425 million in
11.875 percent notes due 2010. Proceeds will be used to fund operations and building of the fiber-optic network.

   In September 2000, Williams entered into a $630 million short-term bank credit agreement expiring December 2000 and at September 30, 2000 has borrowed $300 million. The proceeds plus additional borrowings under the facility were used to purchase various energy-related assets in Canada. Williams is negotiating long-term financing to replace this facility. Also in September 2000, Williams entered into a $500 million debt obligation with a 10 year and four month maturity. During the initial four months, the interest rate varies based on LIBOR plus .40 percent with an initial rate of approximately 7.02 percent. During the initial four month term, the debt obligation will be remarketed and the interest rate will be set at a fixed rate for the remaining 10 year term. Proceeds were used for general corporate purposes, including the repayment of commercial paper. In September 2000, Communications issued 5,000,000 shares of 6.75 percent redeemable cumulative convertible preferred stock in a private placement for net proceeds of $240.5 million.

   The long-term debt to debt-plus-equity ratio was 61.8 percent at September 30, 2000, compared to 62.3 percent at December 31, 1999. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 68.5 percent at September 30, 2000 and 65.9 percent at December 31, 1999.

Investing Activities

   The increase in capital expenditures in 2000 as compared to 1999 is mainly associated with the construction of Communications' fiber-optic network.

   In June 2000, Williams purchased a liquefied natural gas facility for $148 million in cash.

   During 2000, Communications sold portions of its investments in certain marketable equity securities for approximately $84 million in cash and a portion of its investment in ATL for approximately $168 million in cash. Communications subsequently advanced $150 million to ATL. In addition, Communications made approximately $96 million of investments in and advances to various communications businesses in 2000.

   Subsequent to September 30, 2000, Williams completed the purchase of various energy-related assets in Canada for approximately $540 million. Included in the purchase were interests in several natural gas liquids (NGL) extraction and fractionation plants, NGL transportation pipeline and storage facilities, and a natural gas processing plant.

Other

   In July 2000, the board of directors of Williams authorized management to pursue a course of action that, if successful and approved by the board, would lead to a greater or complete separation of Williams' energy and communications businesses. Williams has received a favorable Internal Revenue Service (IRS) ruling on the proposed tax-free spinoff of the communications business to Williams' stockholders. In order for Williams and its stockholders to receive the benefit of the ruling, a spinoff must be completed by August 2001, unless the IRS consents to an extension of time. The specific course of action has not been determined, but is envisioned to occur no later than September 30, 2001. Certain debt agreements include covenants or other restrictions that would require amendment or waivers from lenders before such an action could be completed.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

     William's interest rate risk exposure associated with the $1.4 billion of short-term investments at December 31, 1999 was reduced as a result of the sale of those investments throughout the year to fund Communications' capital expenditures program and operations. However, in August 2000, Communications received net proceeds from the sale of $1 billion in notes which were invested primarily in similar short-term debt securities. At September 30, 2000, short-term investments totaled $921 million.

     Interest rate risk exposure, as it relates to the debt portfolio, was impacted by new debt issuances. During first-quarter 2000, Williams issued $500 million in adjustable rate debt due in 2001 at an initial rate of approximately
6.5 percent. Proceeds were used to repay $100 million of variable rate debt and $300 million of 5.95 percent fixed rate debt. During second-quarter 2000, Williams entered into a $400 million three-year term bank loan agreement. Interest rates vary and are based on LIBOR plus one percent. A total of $400 million was borrowed under this facility at weighted average rate of 7.7 percent. During third-quarter 2000, Communications issued $1 billion in debt obligations consisting of $575 million in 11.7 percent notes due 2008 and $425 million in 11.875 percent notes due 2010. Communications also issued $525 million of variable rate debt under the term loan portion of its $1.05 billion long-term credit agreement at an initial rate of 9.02 percent. Also during the third quarter, Williams borrowed $300 million at a variable interest rate (initially 7.95 percent) under a new $630 million short-term bank credit agreement and entered into a $500 million debt obligation with the initial four months at a variable interest rate (initially 7.02 percent).

COMMODITY PRICE RISK

     Energy Marketing and Trading's value at risk for trading commodity price risk increased to $41 million at September 30, 2000 as compared to $9 million at December 31, 1999. This increase is attributable to increased electric power and natural gas prices, combined with increased price volatility in the power and gas markets, and an expanded price risk management portfolio.

FOREIGN CURRENCY RISK

     In first-quarter 2000, Williams advanced approximately $150 million to ATL, denominated in Brazilian reals, which subjects Williams to foreign currency fluctuations. The value of the advance is $141.8 million based on the current exchange rate of the Brazilian real to the U.S. dollar at September 30, 2000.

     Management has historically not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, management continually monitors fluctuations in these currencies and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

EQUITY PRICE RISK

     Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and totalled approximately $883 million and $288 million at September 30, 2000 and December 31, 1999, respectively. These investments have the potential to impact Williams' financial position due to movements in the price of these equity securities. Prior to January 1, 2000, Williams had not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. However, during 2000, Williams has entered into a derivative instruments which will expire by fourth-quarter 2001 and are designed to hedge the exposure to changes in the price of certain marketable equity securities. Approximately 27 percent of Williams' marketable securities portfolio is hedged at September 30, 2000. It is reasonably possible that the prices of the equity securities in Williams' marketable equity securities portfolio could experience a 30 percent increase or decrease in the near term. Assuming a 30 percent increase or decrease in prices, the value of Williams' marketable equity securities portfolio at September 30, 2000, which is included in investments in the Consolidated Balance Sheet, would increase or decrease by approximately $246 million or $210 million, respectively.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a)  The exhibits listed below are filed as part of this report:

                Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

           (b) During third-quarter 2000, the Company filed a Form 8-K on July 24, 2000 and August 2, 2000, which reported significant events under Item 5 of the Form and included the Exhibits required by
               Item 7 of the Form.

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



                                             THE WILLIAMS COMPANIES, INC.
                                             -----------------------------------
                                             (Registrant)






                                             /s/ Gary R. Belitz
                                             -----------------------------------
                                             Gary R. Belitz
                                             Controller
                                             (Duly Authorized Officer and
                                                Principal Accounting Officer)

November 14, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------


12   --           Computation of Ratio of Earnings to Fixed Charges

27   --           Financial Data Schedule