Form 10-K405
period 2000-12-31
WILLIAMS COMPANIES INC
filed 2001-03-12
CIK 107263

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

              Registrant's telephone number, including area code:
                                  918-573-2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting and non-voting stock held by non-affiliates as of the close of business on February 28, 2001, was approximately $20,153,606,790 billion.

     The number of shares of the registrant's common stock held by non-affiliates outstanding at February 28, 2001, was 483,299,923.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement being prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of Williams for 2001 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     On October 6, 1999, a subsidiary of Williams, Williams Communications Group, Inc., closed an initial public offering by selling shares of its Class A common stock to the public. In separate private placements, SBC Communications Inc., Intel Corporation and Telefonos de Mexico S.A. de C.V. each purchased a portion of the Class A common stock. Williams owns 100 percent of Williams Communications' outstanding Class B common stock, which gives Williams approximately 98 percent of the voting power of Williams Communications. In addition, on February 26, 2001, Williams and Williams Communications entered into an agreement under which Williams contributed an outstanding promissory note from Williams Communications of approximately $975 million and certain other assets to Williams Communications in exchange for 24,265,892 shares of Williams Communications' Class A common stock. Williams owns approximately 86 percent of Williams Communications.

     Williams has announced that its board of directors has authorized its management to take steps that may lead to a tax-free distribution of Williams Communications' shares held by Williams to its shareholders. Assuming that market conditions and other factors continue to support such a tax-free spin-off, Williams has announced that its board of directors would expect to vote during the first half of 2001 to set a record date, the ratio of a share of Williams Communications stock that will be issued for each share of Williams stock, and to direct the distribution of Williams Communications shares. Williams is also evaluating several credit support mechanisms to further enable Williams Communications to obtain the capital needed to allow it to continue to execute its growth plan and business strategy.

     On October 11, 2000, a unit of Williams Energy acquired the natural gas liquids (NGL) portion of TransCanada's midstream operations. The assets, located in western Canada, represent a total of approximately six billion cubic feet per day of gas processing capacity, approximately 225,000 barrels per day of NGL production capacity, an NGL pipeline system and more than five million barrels of NGL storage capacity. The total purchase price was $540 million U.S. dollars.

     On January 29, 2001, Williams announced that Williams Communications, LLC had signed a contract with Platinum Equity, LLC, to sell its Houston-based enterprise services business unit, Williams Communications Solutions, LLC. Platinum Equity will acquire Solutions' United States and Mexico operations, which offer a full range of enterprise voice and data solutions. The sale is anticipated to be final by the end of the first quarter of 2001. Williams Communications also announced its intent to sell during 2001 the remaining Canadian operations of Solutions.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

     See Part II, Item 8 -- Financial Statements and Supplementary Data.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     Williams, through Williams Gas Pipeline Company, LLC and Williams Energy Services, LLC and their subsidiaries, engages in the following types of energy-related activities:

     - transportation and storage of natural gas and related activities through operation and ownership of five wholly owned interstate natural gas pipelines and several pipeline joint ventures;

     - exploration and production of oil and gas through ownership of 1.2 trillion cubic feet equivalent of proved natural gas reserves primarily located in Colorado, New Mexico and Wyoming;

     - natural gas gathering, processing and treating activities through ownership and operation of approximately 11,300 miles of gathering lines, 11 natural gas treating plants and 17 natural gas processing plants (three of which are partially owned) located in the United States and Canada;

     - natural gas liquids transportation through ownership and operation of approximately 14,300 miles of natural gas liquids pipeline (4,568 miles of which are partially owned);

     - transportation of petroleum products and related terminal services through ownership or operation of approximately 9,170 miles of petroleum products pipeline and 78 petroleum products terminals;

     - light hydrocarbon/olefin transportation through 300 miles of pipeline in Southern Louisiana;

     - ethylene production through a 5/12 interest in a 1.2 billion pound per year facility in Geismar, Louisiana;

     - production and marketing of ethanol and bio-products through operation and ownership of two ethanol plants (one of which is partially owned) and ownership of minority interests or investments in four other plants;

     - refining of petroleum products through operation and ownership of two refineries;

     - retail marketing through 227 convenience stores (198 of which are to be sold in 2001) and 50 travel centers; and

     - energy commodity marketing and trading.

     Williams, through subsidiaries, also directly invests in energy projects primarily in South America, Lithuania and Canada and continues to explore and develop additional projects for international investments. It also invests in energy and infrastructure development funds in Asia and Latin America.

     Williams, through Williams Communications Group, Inc. and its subsidiaries, engages in communications-related activities. Following its decision to sell its Solutions segment, Williams Communications operates through three operating segments: Network, Broadband Media and Strategic Investments. Network owns or leases and operates a nationwide inter-city fiber-optic network, which it is extending locally and globally to provide Internet, data, voice and video services exclusively to communications service providers. Network also includes a publicly traded Australian telecommunications company and various other investments that drive bandwidth usage on Williams Communications' network. Broadband Media includes Vyvx Services which provides live and non-live video transmission services worldwide for news, sports, advertising and entertainment events and investments in domestic broadband media communication companies. Strategic Investments invests in both domestic and foreign companies that it believes will, directly or indirectly, increase revenue opportunities for its other segments. As of December 31, 2000, Strategic Investments' foreign investments are all located in South America. Williams Communications has formed strategic alliances with communications companies to secure long-term, high-capacity commitments for traffic on its network and to enhance its service offerings.

     Substantially all operations of Williams are conducted through subsidiaries. Williams performs certain management, legal, financial, tax, consultative, administrative and other services for its subsidiaries and at December 31, 2000, employed approximately 1,470 employees. Williams' principal sources of cash are from external financings, dividends and advances from its subsidiaries, investments, payments by subsidiaries for services rendered and interest payments from subsidiaries on cash advances. The amount of dividends available to Williams from subsidiaries largely depends upon each subsidiary's earnings and operating capital requirements. The terms of certain subsidiaries' borrowing arrangements limit the transfer of funds to Williams.

     To achieve organizational and operating efficiencies, Williams' interstate natural gas pipelines and pipeline joint venture investments are grouped together under its wholly owned subsidiary, Williams Gas

Pipeline Company, LLC. The other energy operations are primarily grouped into a wholly owned subsidiary, Williams Energy Services, LLC. The communications operations, including investments in international communications projects, are grouped into a majority owned subsidiary, Williams Communications Group, Inc. The international energy operations are grouped into a wholly owned subsidiary, Williams International Company. Item 1 of this report is formatted to reflect this structure.

                             WILLIAMS GAS PIPELINES

     Williams' interstate natural gas pipeline group, comprised of Williams Gas Pipeline Company, LLC (WGP) and its subsidiaries, owns and operates a combined total of approximately 27,300 miles of pipelines with a total annual throughput of approximately 3,800 trillion British Thermal Units of natural gas and peak-day delivery capacity of approximately 17 billion cubic feet of gas. The gas pipeline group consists of Transcontinental Gas Pipe Line Corporation (Transco), Northwest Pipeline Corporation (Northwest Pipeline), Kern River Gas Transmission Company (Kern River), Texas Gas Transmission Corporation (Texas Gas) and Williams Gas Pipelines Central, Inc. (Central). The gas pipeline group also holds minority interests in joint venture interstate and intrastate natural gas pipeline systems.

     Williams' gas pipeline group has combined certain administrative functions, such as human resources, information services, technical services and finance, of its operating companies in an effort to lower costs and increase efficiency. Although a single management team manages both Northwest Pipeline and Kern River and a single management team manages both Texas Gas and Central, each of these operating companies as well as Transco operates as a separate legal entity. At December 31, 2000, Williams' gas pipeline group employed approximately 3,375 employees.

     The gas pipeline group's transmission and storage activities are subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and under the Natural Gas Policy Act of 1978 (NGPA), and, as such, their rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. Each gas pipeline company holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties considered jurisdictional for which certificates are required under the Natural Gas Act. Each gas pipeline company is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas pipelines.

     As a result of Williams merger with MAPCO Inc. in 1998, Williams acquired an approximate 4.8 percent investment interest in Alliance Pipeline. On December 31, 1999, Williams acquired an additional 9.8 percent interest in Alliance Pipeline. Alliance Pipeline consists of two segments, a Canadian segment and a United States segment. Alliance Pipeline operates an approximate 1,800-mile natural gas pipeline system extending from northeast British Columbia to the Chicago, Illinois area market center, where it interconnects with the North American pipeline grid. On September 17, 1998, the FERC granted a certificate of public convenience and necessity for the United States portion of the Alliance pipeline system, and on December 3, 1998, the National Energy Board of Canada granted a certificate of public convenience and necessity for the Canadian portion. Construction began in the spring of 1999 and the pipeline was placed in service on December 1, 2000. Total cost of the Alliance pipeline system was in excess of $3 billion. At December 31, 2000, Williams investment in Alliance Pipeline was approximately $184 million.

     Buccaneer Gas Pipeline Company, L.L.C., a wholly owned subsidiary of WGP, announced in March 1999, that it would accept requests for firm transportation service to be made available on a proposed new natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. Buccaneer planned to construct and operate a pipeline system extending from a point near Transco's Station 82 in Coden, Alabama across the Gulf of Mexico to the west coast of Florida just north of Tampa. Buccaneer filed for FERC approval of the project on October 28, 1999. In February 2000, a subsidiary of Duke Energy acquired a 50 percent ownership interest in Buccaneer. On November 17, 2000, subsidiaries of Duke Energy and Williams announced their intent to jointly purchase The Coastal Corporation's 100 percent interest in

Gulfstream Natural Gas System, L.L.C., a pipeline project that directly competes with Buccaneer. The purchase was completed in February 2001. Subsidiaries of Duke Energy and Williams are proceeding with the development of the Gulfstream project in lieu of the Buccaneer pipeline project. On February 22, 2001, the FERC issued an order authorizing the construction and operation of the Gulfstream project. The estimated capital cost of the project is approximately $1.6 billion and the target in-service date is June 2002.

     In June 2000, two wholly owned subsidiaries of WGP purchased 100 percent of the partnership interests in Cove Point LNG Limited Partnership. On January 30, 2001, Cove Point LNG Limited Partnership filed an application with the FERC to construct certain new facilities and to reactivate and operate existing facilities at its liquefied natural gas (LNG) terminal located in Calvert County, Maryland, and to provide LNG tanker discharging services on a firm and interruptible basis to shippers importing LNG. Cove Point proposes to reactivate the LNG import and terminal facilities by April 1, 2002, and to construct and place in service a new LNG storage tank by September 1, 2003. The proposed LNG discharging service will consist of the receipt of imported LNG, storage, vaporization and transportation of vaporized LNG into the interstate pipeline grid. The estimated cost is $103 million. Cove Point and three shippers executed 20-year binding precedent agreements for 100 percent of the firm LNG discharging services that will be created by the proposed reactivation project. The Cove Point facility is currently utilized to provide firm peaking services and firm and interruptible transportation services.

     Georgia Strait Crossing Pipeline, LP, a subsidiary of WGP, and a subsidiary of BC Hydro are jointly pursuing the construction of the GSX open-access natural gas transportation system between Sumas, Washington and Vancouver Island, British Columbia. The total cost of WGP's 50 percent share of the project is estimated to be approximately $90 million. The project expected in-service date is in the fall of 2003.

     Segment revenues and segment profit for Williams' gas pipeline group are reported in Note 23 of Notes to Consolidated Financial Statements herein.

     A business description of the principal companies in the interstate natural gas pipeline group follows.

TRANSCONTINENTAL GAS PIPE LINE CORPORATION

     Transco is an interstate natural gas transportation company that owns a 10,300-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi and the offshore Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and eleven southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey and Pennsylvania. Effective May 1, 1995, Transco transferred the operation of certain production area facilities to Williams Field Services Group, Inc., an affiliated company.

  Pipeline System and Customers

     At December 31, 2000, Transco's system had a mainline delivery capacity of approximately 4.0 billion cubic feet of natural gas per day from its production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 2.9 billion cubic feet of natural gas per day for a system-wide delivery capacity total of approximately 6.9 billion cubic feet of natural gas per day. Excluding the production area facilities operated by Williams Field Services Group, Inc., Transco's system is composed of approximately 7,200 miles of mainline and branch transmission pipelines, 41 transmission compressor stations and seven storage locations. Transmission compression facilities at a sea level-rated capacity total approximately 1.3 million horsepower.

     Transco's major natural gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco's system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. No customer accounted for more than ten percent of Transco's total operating revenues in 2000. Transco's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco's business. Additionally, Transco offers interruptible transportation service under short-term agreements.

     Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system and/or market areas and operates three of these storage fields. Transco also has storage capacity in a liquefied natural gas (LNG) storage facility and operates the facility. The total top gas storage capacity available to Transco and its customers in such storage fields and LNG facility and through storage service contracts is approximately 216 billion cubic feet of gas. In addition, wholly owned subsidiaries of Transco operate and hold a 35 percent ownership interest in Pine Needle LNG Company, a LNG storage facility with 5 billion cubic feet of storage capacity. Storage capacity permits Transco's customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

  Expansion Projects

     On May 13, 1998, Transco filed an application with the FERC for approval to construct and operate mainline and Leidy Line facilities (MarketLink) to create an additional 676 million cubic feet per day of firm transportation capacity to serve increased demand in the mid-Atlantic and south Atlantic regions of the United States by a targeted in-service date of November 1, 2000, at an estimated cost of $529 million. On December 17, 1999, the FERC issued an interim order giving Transco conditional approval for MarketLink, along with the Independence Pipeline Project and ANR Pipeline Company's Supply Link Project, but withholding final certificate authorization until Independence Pipeline Company (Independence) and ANR Pipeline Company (ANR) file long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of their respective projects. Transco filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order on rehearing which authorized Transco to proceed with the MarketLink project subject to certain conditions. On May 23, 2000, Transco filed a letter with the FERC accepting the MarketLink certificate. On September 20, 2000, Transco filed an application to amend the certificate of public convenience and necessity issued in this proceeding to enable Transco to (a) phase the construction of the MarketLink project to satisfy phased in-service dates requested by the project shippers, and (b) redesign the recourse rate based on phased construction of the project. The initial two phases of the project would consist of 286 million cubic feet per day of firm transportation service with in-service dates of November 1, 2001, and November 1, 2002. Transco did not propose in the amendment to change the overall facilities certificated by the FERC in this proceeding . On December 13, 2000, the FERC issued an order permitting Transco to construct the MarketLink project in phases as proposed. The order requires Transco to file executed contracts fully subscribing the remaining capacity of the project (approximately 390 million cubic feet per day) by April 13, 2001. Transco accepted the amended certificate on December 21, 2000. Certain parties filed with the FERC requests for rehearing of the December 13, 2000, order and on February 12, 2001, the FERC denied the request.

     In March 1997, as amended in December 1997, Independence filed an application with FERC for approval to construct and operate a new pipeline consisting of approximately 400 miles of 36-inch pipe from ANR Pipeline Company's existing compressor station at Defiance, Ohio to Transco's facilities at Leidy, Pennsylvania. The Independence Pipeline Project is proposed to provide approximately 916 million cubic feet per day of firm transportation capacity by an in-service date of November 2002. Independence is owned equally by wholly-owned subsidiaries of Transco, ANR and National Fuel Gas Company. The estimated cost of the project is $678 million, and Transco's equity contributions are estimated to be approximately $68 million based on its expected one-third ownership interest in the project. As mentioned above in connection with the MarketLink Project, on December 17, 1999, the FERC gave conditional approval for the Independence Pipeline project, subject to Independence filing long-term, executed contracts with nonaffiliated shippers for at least 35% of the capacity of the project. Independence filed for rehearing of the interim order. On April 26, 2000, the FERC issued an order denying rehearing and requiring that Independence submit by June 26, 2000, agreements with nonaffiliated shippers for at least 35% of the capacity of the project. Independence met this requirement, and on July 12, 2000, the FERC issued an order granting the necessary certificate authorizations on August 11, 2000 for the Independence Pipeline Project. On September 28, 2000, the FERC issued an order denying all requests for rehearing and requests for reconsideration of the Independence certificate order filed by various parties.

     On November 1, 2000, Transco placed its SouthCoast Expansion Project into service. SouthCoast creates approximately 200 million cubic feet per day of additional firm transportation capacity on Transco's system from the terminus of Transco's existing Mobile Bay Lateral in Choctaw County, Alabama to delivery points in Transco's Rate Zone 4 (Alabama and Georgia). The project cost approximately $108 million.

     On April 3, 2000, Transco filed an application with the FERC for its Sundance Expansion Project, which would create approximately 228 million cubic feet per day of additional firm transportation capacity from Transco's Station 65 in Louisiana to delivery points in Georgia, South Carolina and North Carolina. Approximately 38 miles of new pipeline loop along the existing mainline system will be installed along with approximately 35,000 horsepower of new compressors and modifications to existing compressor stations in Georgia, South Carolina and North Carolina. The project has a target in-service date of May 2002 and an estimated cost of approximately $134 million. On September 29, 2000, the FERC made a preliminary determination that the Sundance expansion project is required by the public convenience and necessity, and that Transco should be granted a certificate subject to the completion of the FERC's pending environmental review.

     In August 2000, Transco announced an open season for parties interested in subscribing to firm transportation service under its Momentum Expansion Project, a proposed expansion of the Transco pipeline system from Station 65 in Louisiana to Station 165 in Virginia designed to meet increasing natural gas demand in the southeastern United States. The project has a target in-service date of May 1, 2003. Transco plans to file for FERC approval of the project during the second quarter of 2001. The capital cost of the project will depend upon the level of firm market commitment received.

     On July 21, 2000, Cross Bay Pipeline Company, L.L.C. (Cross Bay), a limited liability company formed between subsidiaries of Transco, Duke Energy and KeySpan Energy, filed an application with the FERC for approval of its natural gas pipeline project. The Cross Bay pipeline is designed to increase natural gas deliveries into the New York City metropolitan area by replacing and uprating pipeline and installing compression to expand the capacity of Transco's existing Lower New York Bay Extension by approximately 121 million cubic feet per day. The project is targeted to be placed into service in December 2002 and is estimated to cost approximately $59.5 million. Wholly owned subsidiaries of Transco will operate Cross Bay and have a 37.5 percent ownership interest.

     On April 1, 2000, Transco transferred the non-jurisdictional assets of its Tilden/McMullen Gathering System to subsidiaries of Williams Field Services Group, Inc. pursuant to orders granted by the FERC in Docket Nos. CP98-236 and CP98-242. The facilities consist of approximately 298 miles of 2-inch through 24-inch diameter pipe and the Tilden processing plant, which includes two 1,200 horsepower compressors.

  Operating Statistics

     The following table summarizes transportation data for the periods indicated (in trillion British Thermal Units):

                                                              2000    1999    1998
                                                              -----   -----   -----
Market-area deliveries:
  Long-haul transportation..................................    787     820     858
  Market-area transportation................................    710     623     522
                                                              -----   -----   -----
          Total market-area deliveries......................  1,497   1,443   1,380
Production-area transportation..............................    262     222     214
                                                              -----   -----   -----
          Total system deliveries...........................  1,759   1,665   1,594
                                                              =====   =====   =====
Average Daily Transportation Volumes........................    4.8     4.6     4.4
Average Daily Firm Reserved Capacity........................    6.3     6.3     5.8

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

NORTHWEST PIPELINE CORPORATION

     Northwest Pipeline is an interstate natural gas transportation company that owns and operates a natural gas pipeline system extending from the San Juan Basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon and Washington to a point on the Canadian border near Sumas, Washington. Northwest Pipeline provides services for markets in California, New Mexico, Colorado, Utah, Nevada, Wyoming, Idaho, Oregon and Washington directly or indirectly through interconnections with other pipelines.

  Pipeline System and Customers

     At December 31, 2000, Northwest Pipeline's system, having a mainline delivery capacity of approximately 2.9 billion cubic feet of natural gas per day, was composed of approximately 3,900 miles of mainline and branch transmission pipelines and 41 compressor stations having sea level-rated capacity of approximately 317,000 horsepower.

     In 2000, Northwest Pipeline transported natural gas for a total of 152 customers. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The two largest customers of Northwest Pipeline in 2000 accounted for approximately 14.6 percent and 13.6 percent, respectively, of its total operating revenues. No other customer accounted for more than ten percent of total operating revenues in 2000. Northwest Pipeline's firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Northwest Pipeline's business. Additionally, Northwest Pipeline offers interruptible transportation service under shorter term agreements.

     As a part of its transportation services, Northwest Pipeline utilizes underground storage facilities in Utah and Washington enabling it to balance daily receipts and deliveries. Northwest Pipeline also owns and operates a liquefied natural gas storage facility in Washington that provides a needle-peaking service for its system. These storage facilities have an aggregate delivery capacity of approximately 1.4 billion cubic feet of gas per day.

  Expansion Projects

     Northwest Pipeline has proposed an expansion project to add approximately 175,000 dekatherms per day of firm transportation capacity to its transmission system in Wyoming and Idaho. The expansion project is expected to cost approximately $124 million. Northwest Pipeline plans to file for FERC approval of this expansion project during the second quarter of 2001 and will seek rolled-in rate treatment for the expansion facilities.

     In December 2000, Northwest Pipeline announced an open season for parties interested in subscribing to firm transportation service under its Sumas to Chehalis Expansion Project, a proposed expansion of its pipeline system along the Interstate 5 highway corridor from Sumas to Chehalis, Washington. The expansion project has a target in-service date of June 1, 2003. The capital cost of the expansion project will depend upon the final level of firm market commitment received during the open season. Northwest Pipeline plans to file for FERC approval of the project during the second quarter of 2001.

     In December 2000, Northwest Pipeline filed for FERC approval to construct the Everett Delta Lateral expansion project to serve two customers located in Washington. The customers include a proposed power plant and an existing gas distribution company. The design capacity of the lateral line is 133,000 dekatherms per day and the estimated cost of the expansion project is $17.2 million. The customers served by this lateral line will pay for the cost of service of the lateral line on an incremental rate basis.

  Operating Statistics

     The following table summarizes transportation data for the periods indicated (in trillion British Thermal Units):

                                                              2000   1999   1998
                                                              ----   ----   ----
Transportation Volumes......................................  752    708    732
Average Daily Transportation Volumes........................  2.1    1.9    2.0
Average Daily Firm Reserved Capacity........................  2.7    2.5    2.6

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

  Pipeline System and Customers

     At December 31, 2000, Kern River's system was composed of approximately 930 miles of mainline and branch transmission pipelines and five compressor stations having a mainline designed delivery capacity of approximately 700 million cubic feet of natural gas per day. The pipeline system interconnects with the pipeline facilities of another pipeline company at Daggett, California. From the point of interconnection, Kern River and the other pipeline company have a common 219-mile pipeline which is owned 63.6 percent by Kern River and 36.4 percent by the other pipeline company, as tenants in common, and is designed to accommodate the combined throughput of both systems. This common facility has a designed delivery capacity of 1.1 billion cubic feet of natural gas per day.

     In 2000, Kern River transported natural gas for customers in California, Nevada and Utah. Kern River transported natural gas for use in enhanced oil recovery operations in the heavy oil fields in California and transported to other natural gas consumers in Utah, southern Nevada and southern California for use in the production of electricity, cogeneration of electricity and steam and other applications. The three largest customers of Kern River in 2000 accounted for approximately 19.5 percent, 15.5 percent and 11 percent, respectively, of its total operating revenues. No other customer accounted for more than ten percent of total operating revenues in 2000. Kern River transports natural gas for customers under firm long-term transportation agreements totaling approximately 700 million cubic feet of natural gas per day.

  Expansion Projects

     On November 15, 2000, Kern River filed an application with the FERC to construct and operate an expansion of its pipeline which will provide an additional 124,500 dekatherms per day of firm transportation capacity from Wyoming to markets in California. The Expansion I Project would include the construction of three new compressor stations, an additional compressor at an existing facility in Wyoming, restaging a compressor in Utah, and upgrading two meter stations. The cost of the project will be approximately $80 million and the targeted completion date is May 1, 2002.

     In January 2001, Kern River announced an open season for parties interested in subscribing to firm transportation service under its Expansion II Project, a proposed expansion of the pipeline system to serve primarily power generation demand in southern Nevada and California. The project has a target in-service date of May 1, 2003. Kern River plans to file for FERC approval of the project in the second quarter of 2001.

The capital cost and design of the project will depend upon the final level of firm market commitment received during the open season.

  Operating Statistics

     The following table summarizes transportation data for the periods indicated (in trillion British Thermal Units):

                                                              2000   1999   1998
                                                              ----   ----   ----
Transportation Volumes......................................  312    303    299
Average Daily Transportation Volumes........................  .85    .83    .82
Average Daily Firm Reserved Capacity........................  .75    .72    .72

TEXAS GAS TRANSMISSION CORPORATION

     Texas Gas is an interstate natural gas transportation company that owns and operates a natural gas pipeline system extending from the Louisiana Gulf Coast area and eastern Texas and running generally north and east through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Indiana to Ohio, with smaller diameter lines extending into Illinois. Texas Gas's direct market area encompasses eight states in the South and Midwest, and includes the Memphis, Tennessee; Louisville, Kentucky; Cincinnati and Dayton, Ohio; and Indianapolis, Indiana metropolitan areas. Texas Gas also has indirect market access to the Northeast through interconnections with unaffiliated pipelines.

  Pipeline System and Customers

     At December 31, 2000, Texas Gas' system, having a mainline delivery capacity of approximately 2.8 billion cubic feet of natural gas per day, was composed of approximately 5,900 miles of mainline, storage and branch transmission pipelines and 31 compressor stations having a sea level-rated capacity totaling approximately 557,000 horsepower.

     In 2000, Texas Gas transported natural gas to customers in Louisiana, Arkansas, Mississippi, Tennessee, Kentucky, Indiana, Illinois and Ohio, and indirectly to customers in the Northeast. Texas Gas transported gas for 104 distribution companies and municipalities for resale to residential, commercial and industrial end users. Texas Gas provided transportation services to approximately 17 industrial customers located along its system. At December 31, 2000, Texas Gas had transportation contracts with approximately 572 shippers. Transportation shippers include distribution companies, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. The largest customer of Texas Gas in 2000 accounted for approximately 14.5 percent of its total operating revenues. No other customer accounted for more than ten percent of total operating revenues in 2000. Texas Gas' firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Texas Gas's business. Additionally, Texas Gas offers interruptible transportation and storage services under agreements that are generally shorter term.

     Texas Gas owns and operates gas storage reservoirs in nine underground storage fields located on or near its system or market areas. The storage capacity of Texas Gas' certificated storage fields is approximately 177 billion cubic feet of natural gas. Texas Gas' storage gas is used in part to meet operational balancing needs on its system, to meet the requirements of Texas Gas' firm and interruptible storage customers and to meet the requirements of Texas Gas' no-notice transportation service, which allows Texas Gas' customers to temporarily draw from Texas Gas' storage gas to be repaid in-kind during the following summer season. A large portion of the natural gas delivered by Texas Gas to its market area is used for space heating, resulting in substantially higher daily requirements during winter months.

  Operating Statistics

     The following table summarizes transportation data for the periods indicated (in trillion British Thermal Units):

                                                              2000    1999    1998
                                                              -----   -----   -----
Transportation Volumes......................................  737.8   749.6   752.4
Average Daily Transportation Volumes........................    2.0     2.1     2.1
Average Daily Firm Reserved Capacity........................    2.1     2.2     2.2

WILLIAMS GAS PIPELINES CENTRAL, INC.

     Central is an interstate natural gas transportation company that owns and operates a natural gas pipeline system located in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. The system serves customers in seven states, including major metropolitan areas in Kansas and Missouri, its chief market areas.

  Pipeline System and Customers

     At December 31, 2000, Central's system, having a mainline delivery capacity of approximately 2.3 billion cubic feet of natural gas per day, was composed of approximately 6,000 miles of mainline and branch transmission and storage pipelines and 43 compressor stations having a sea level-rated capacity totaling approximately 224,000 horsepower.

     In 2000, Central transported natural gas to customers in Colorado, Kansas, Missouri, Nebraska, Oklahoma, Texas and Wyoming. At December 31, 2000, Central had transportation contracts with approximately 180 shippers serving approximately 530 cities and towns and 294 industrial customers.

     In 2000, approximately 59 percent of Central's total operating revenues were generated from gas transportation services to Central's two largest customers, Kansas Gas Service Company, a division of Oneok, Inc. (approximately 27 percent), and Missouri Gas Energy Company (approximately 32 percent). Kansas Gas Service Company sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Kansas. Missouri Gas Energy Company sells or resells gas to residential, commercial and industrial customers principally in certain major metropolitan areas of Missouri. No other customer accounted for more than ten percent of operating revenues in 2000.

     Central's firm transportation agreements have various expiration dates ranging from one to 20 years, with the majority expiring in three to eight years. Additionally, Central offers interruptible transportation services under shorter term agreements.

     Central operates eight underground storage fields with an aggregate natural gas storage capacity of approximately 43 billion cubic feet and an aggregate delivery capacity of approximately 1.2 billion cubic feet of natural gas per day. Central's customers inject gas into these fields when demand is low and withdraw it to supply their peak requirements. During periods of peak demand, approximately two-thirds of the firm gas delivered to customers is supplied from these storage fields. Storage capacity enables Central's system to operate more uniformly and efficiently during the year.

  Expansion Projects

     In September 2000, Central completed a non-binding open season for parties interested in subscribing for firm natural gas transportation service under its Western Frontier Pipeline expansion project, a proposed expansion of the Central pipeline system from Greeley, Colorado into the panhandle of Oklahoma. On November 6, 2000, Western Frontier Pipeline Company, L.L.C., a limited liability company was formed, which is wholly owned by Williams Gas Pipeline Company, LLC. Western Frontier Pipeline will provide approximately 540,000 million British Thermal Units per day of firm transportation service from Wyoming and Colorado to markets in the Mid-Continent. The project, which will include the installation of approximately 400 miles of new pipeline and a new compressor station, has a target in-service date of

November 1, 2003, and an estimated cost of approximately $351 million. Central plans to complete a binding open season during the first half of 2001 and to apply for FERC approval during the third quarter of 2001.

  Operating Statistics

     The following table summarizes transportation data for the periods indicated (in trillion British Thermal Units):

                                                              2000    1999   1998
                                                              -----   ----   ----
Transportation Volumes......................................  326.3   324    329
Average Daily Transportation Volumes........................     .9    .9     .9
Average Daily Firm Reserved Capacity........................    2.2   2.2    2.1

REGULATORY MATTERS

     Each interstate natural gas pipeline company has various regulatory proceedings pending. Each company establishes its rates primarily through the FERC's ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes and (3) volume throughput assumptions. The FERC determines the allowed rate of return in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of these proceedings, the interstate natural gas pipeline companies have collected a portion of their revenues subject to refund. See Note 20 of Notes to Consolidated Financial Statements for the amount accrued for potential refund at December 31, 2000.

     Each of the interstate natural gas pipeline companies that were formerly gas supply merchants have undertaken the reformation of its respective gas supply contracts. None of the pipeline companies have any significant pending supplier take-or-pay, ratable-take or minimum-take claims. For information on outstanding issues with respect to contract reformation, gas purchase deficiencies and related regulatory issues, see Note 20 of Notes to Consolidated Financial Statements.

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

     Williams is aware that several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level. States, including New York, New Jersey, Pennsylvania, Maryland, Georgia, Delaware, Virginia, California, Wyoming, Kentucky and Indiana, are currently at various points in the process of unbundling services at local distribution companies. Management expects the implementation of these changes to encourage greater competition in the natural gas marketplace.

OWNERSHIP OF PROPERTY

     Each of Williams' interstate natural gas pipeline companies generally owns its facilities in fee, with certain portions, such as certain offshore facilities, being held jointly with third parties. However, a substantial portion of each pipeline company's facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. The storage facilities are either owned or contracted under long-term leases or easements.

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

     For a discussion of specific environmental issues involving the interstate pipelines, including estimated cleanup costs associated with certain pipeline activities, see "Environmental" under Management's Discussion and Analysis of Financial Condition and Results of Operations and "Environmental Matters" in
Note 20 of Notes to Consolidated Financial Statements.

                            WILLIAMS ENERGY SERVICES

     Williams Energy Services, LLC is comprised of four major business units:
Exploration & Production, Midstream Gas & Liquids, Petroleum Services and Energy Marketing & Trading. Through its business units, Williams Energy engages in energy exploration and production activities; natural gas gathering, processing and treating; natural gas liquids transportation, fractionation and storage; petroleum products transportation and terminal services; ethanol production; refining; ethylene production; light hydrocarbon/olefin transportation; convenience store retailing; and energy commodity marketing and trading.

     Williams Energy, through its subsidiaries, owns 1.2 trillion cubic feet equivalent of proved natural gas reserves located primarily in New Mexico, Wyoming and Colorado, and owns or operates approximately 11,300 miles of gathering pipelines (including certain gathering lines owned by Transcontinental Gas Pipe Line Corporation but operated by Midstream Gas & Liquids), approximately 14,300 miles of natural gas liquids pipelines, 11 natural gas treating plants, 17 natural gas processing plants (three of which are partially owned), 78 petroleum products terminals, two ethanol production facilities (one of which is partially owned), two refineries, 277 convenience stores (198 of which are to be sold in 2001)/travel centers and approximately 9,170 miles of petroleum products pipeline. Physical volumes marketed and traded by subsidiaries of Williams Energy are set forth in detail below. At December 31, 2000, Williams Energy, through its subsidiaries, employed approximately 8,600 employees.

     Segment revenues and segment profit for Williams Energy's business units are reported in Note 23 of Notes to Consolidated Financial Statements herein.

     A business description of each of Williams Energy's business units follows.

EXPLORATION & PRODUCTION

     Williams Energy, through its wholly owned subsidiary Williams Production Company in its Exploration & Production unit (E&P), owns and operates producing natural gas leasehold properties in the United States. In addition, E&P is exploring for oil and natural gas.

  Oil and Gas Properties

     E&P's properties are located primarily in the Rocky Mountains and Gulf Coast areas. Rocky Mountain properties are located in New Mexico, Wyoming and Colorado. Gulf Coast properties are located in Louisiana and east and south Texas.

  Gas Reserves

     At December 31, 2000, 1999 and 1998, E&P had proved developed natural gas reserves of 603 billion cubic feet equivalent, 548 billion cubic feet equivalent and 476 billion cubic feet equivalent, respectively, and proved undeveloped reserves of 599 billion cubic feet equivalent, 504 billion cubic feet equivalent and 232 billion cubic feet equivalent, respectively. Of E&P's total proved reserves, 64 percent are located in the San Juan Basin of Colorado and New Mexico, and 34 percent are located in Wyoming. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end.

  Customers and Operations

     At December 31, 2000, the gross and net developed leasehold acres owned by E&P totaled 311,519 and 129,477, respectively, and the gross and net undeveloped acres owned were 351,653 and 98,047, respectively. At December 31, 2000, E&P owned interests in 3,612 gross producing wells (733 net) on its leasehold lands.

  Operating Statistics

     The following tables summarize drilling activity for the periods indicated:

2000 WELLS                                                    GROSS   NET
----------                                                    -----   ---
Development
  Drilled...................................................   245     62
  Completed.................................................   245     62
Exploration
  Drilled...................................................     5    1.3
  Completed.................................................     1    .25

                                                              GROSS    NET
COMPLETED DURING                                              WELLS   WELLS
----------------                                              -----   -----
2000........................................................   246    62.3
1999........................................................   249      48
1998........................................................   177      49

     The majority of E&P's gas production is currently being sold in the spot market at market prices. In 2000, E&P hedged approximately 50 percent of its production and, as a result of an increase in spot prices, realized prices were less than market. Total net production sold during 2000, 1999 and 1998 was 65.6 billion cubic feet equivalent, 57.9 billion cubic feet equivalent and 43.2 billion cubic feet equivalent, respectively. The average production costs including production taxes per million cubic feet of gas produced were $.57, $.46 and $.37, in 2000, 1999 and 1998, respectively. The average wellhead sales price per million cubic feet was $2.67, $1.48 and $1.31, respectively, for the same periods.

     In 1993, E&P conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Substantially all of the production attributable to the properties conveyed to the Trust was from the Fruitland coal formation and constituted coal seam gas. Williams subsequently sold trust units to the public in an underwritten public offering and retained 3,568,791 trust units representing 36.8 percent of outstanding trust units. During 2000, Williams sold its trust units as part of a Section 29 tax credit transaction.

MIDSTREAM GAS & LIQUIDS

     Williams Energy, through Williams Field Services Group, Inc. and its subsidiaries, Williams Energy (Canada), Inc. and its subsidiaries, Williams Natural Gas Liquids, Inc. and its subsidiaries and Williams Midstream Natural Gas Liquids, Inc. (collectively Midstream Gas & Liquids), owns and operates natural gas gathering, processing and treating, and natural gas liquids transportation, fractionation and storage facilities in northwestern New Mexico, southwestern Colorado, southwestern Wyoming, eastern Utah, northwestern Oklahoma, Kansas, northern Missouri, eastern Nebraska, Iowa, southern Minnesota, Tennessee, central Alberta and western British Columbia, Canada and also in areas offshore and onshore in Texas, Alabama, Mississippi and Louisiana. Midstream Gas & Liquids also operates gathering facilities owned by Transcontinental Gas Pipe Line Corporation, an affiliated interstate natural gas pipeline company, that are currently regulated by the FERC.

  Acquisitions

     On October 11, 2000, Williams completed an acquisition of the natural gas liquids portion of TransCanada's midstream operations. The assets are strategically located along the Western Canadian Sedimentary Basin, Canada's largest gas supply with significant production growth potential. The overall asset package adds approximately 6 billion cubic feet per day of gas processing capacity, 225,000 barrels per day of NGL production capacity and more than 5 million barrels of NGL storage capacity to Williams' existing asset base. The acquisition includes infrastructure extending from the West Stoddart and Younger Plants in northeastern British Columbia through the Redwater facility and the Cochrane plant in central and southern Alberta, to the Empress II and Empress V plants along the Alberta-Saskatchewan border. With the exception of the Younger plant (43.5 percent owned) and Empress V plant under construction (50 percent owned), all plants are 100 percent owned by Williams.

  Expansion Projects

     During 2000, Midstream Gas & Liquids continued to expand its operations in the Gulf Coast region by entering into operating leases of new deepwater gathering and transportation facilities and an on-shore gas processing facility, each of which is currently under construction. Midstream's deepwater expansion efforts recently included agreements to gather and transport oil and natural gas production developments operated by Kerr-McGee Corporation in the East Breaks area of the western Gulf of Mexico. In order to provide these services to Kerr-McGee and other future prospects, two 41-mile gathering and transportation pipeline systems to move gas and oil produced by the Nansen and Boomvang prospects will be constructed. Construction has begun on a 300 million cubic feet per day Markham Cyrogenic plant near Markham, Texas to process the gas flows generated from the East Breaks infrastructure. Upon completion of the above projects, expected to be completed by the end of 2001, Midstream Gas & Liquids will lease these facilities. The total estimated cost of these facilities is $192.5 million. The lease terms include a five-year base term including the construction phase and can be renewed for another five-year term. Also related to the expansion in the Gulf Coast region, Midstream Gas & Liquids will construct a 55-mile gas gathering pipeline connecting certain of these facilities.

     Other expansion projects during 2000 included the Carbonate Trend gathering project consisting of a 34-mile offshore pipeline located in the Mobile Bay area in the eastern Gulf of Mexico. The pipeline transports sour gas from the Viosca Knoll Block 251 to Shell's gathering system and Mobile Bay Block 113. The Carbonate Trend gathering project cost approximately $21.4 million. In response to additional volumes from new processing customers, Midstream Gas & Liquids also completed the expansion of its natural gas plant in Opal, Wyoming. The expansion provided an additional 350 million cubic feet per day of processing capacity and an additional 20,000 barrels per day of natural gas liquids extraction capacity. The Opal gas plant project cost approximately $11.7 million.

     In connection with the acquisition of the natural gas liquids portion of TransCanada's midstream operations, Midstream assumed construction of the McMurray-Redwater System. The system, which is to be completed in the fourth quarter of 2001, will involve the extraction and fractionation of olefin-rich NGLs from the Suncor Oil Sands off-gases. The operation will extend from Fort Murray to the Redwater facility in central Alberta, Canada. Initial production will recover approximately 13,500 barrels per day of NGLs and olefins to be fractionated at the recently completed Redwater facility. The estimated cost of the project is $54.7 million.

  Customers and Operations

     Facilities owned and/or operated by Midstream Gas & Liquids consist of approximately 11,300 miles of gathering pipelines (including certain gathering lines owned by Transco but operated by Midstream Gas & Liquids), 11 natural gas treating plants, 17 natural gas processing plants (three of which are partially owned), and approximately 14,300 miles of natural gas liquids pipeline, of which approximately 4,568 miles are partially owned. The aggregate daily inlet capacity is approximately 9.2 billion cubic feet for the gathering systems and
11.9 billion cubic feet for the gas processing, treating and dehydration facilities. Midstream Gas & Liquids' pipeline operations provide customers with one of the nation's largest natural gas liquids transportation systems, while gathering and processing customers have direct access to interstate pipelines, including affiliated pipelines, which provide access to multiple markets.

     During 2000, Midstream Gas & Liquids gathered gas for 237 customers, processed gas for 98 customers and provided transportation to 95 customers. The largest customer accounted for approximately 13 percent of total gathered volumes, and the two largest processing customers accounted for 23 percent and 10 percent, respectively, of processed volumes. The three largest transportation customers accounted for 22, 19 and 10 percent, respectively, of transportation volumes. No other customer accounted for more than ten percent of gathered, processed or transported volumes. Since the October 2000 acquisition, Williams Energy (Canada) sold NGLs to three customers, all of which represent over ten percent of Canadian NGL sales. Midstream Gas & Liquids' gathering and processing agreements with large customers are generally long-term agreements with various expiration dates. These long-term agreements account for the majority of the gas gathered and processed by Midstream Gas & Liquids. The natural gas liquids transportation contracts are tariff-based and generally short-term in nature with some long-term contracts for system-connected processing plants. The Canadian NGL sales contracts are typically long-term in nature and are based on cost-of-service or flat fee arrangements.

  Operating Statistics

     The following table summarizes gathering, processing, natural gas liquid sales, and transportation volumes for the periods indicated. The information includes operations attributed to facilities owned by Transco but operated by Midstream Gas & Liquids.

                                                              2000    1999    1998
                                                              -----   -----   -----
Gas volumes:
  Gathering (trillion British Thermal Units)................  2,117   2,085   2,117
  Processing (trillion British Thermal Units)...............    561     539     536
  Natural gas liquids sales (millions of gallons)...........  1,151     838     576
  Natural gas liquids transportation (millions of
     barrels)...............................................    291     282     285
  Canadian gas liquids sales since October 2000 acquisition
     (millions of gallons)..................................    368       0       0

PETROLEUM SERVICES

     Williams Energy, through wholly owned subsidiaries in its Petroleum Services unit, owns and operates a petroleum products pipeline system, an ethylene plant and olefin pipeline, 78 petroleum products terminals (some of which are partially owned), two ethanol production plants (one of which is majority owned), two refineries and 277 convenience stores/travel centers, and provides services and markets products related thereto.

     In October 2000, Williams formed Williams Energy Partners L.P., a wholly owned partnership, to acquire, own and operate a diversified portfolio of energy assets, concentrated around the storage, transportation and distribution of refined petroleum products and ammonia. On October 30, 2000, Williams Energy Partners filed with the Securities and Exchange Commission a registration statement on Form S-1 related to an initial public offering of common units. In February 2001, 4,600,000 common units, representing approximately 40 percent of the total outstanding units, were sold to the public. Williams currently owns approximately 60 percent of the partnership including its general partner interest. Williams Energy Partners' asset portfolio includes four marine petroleum product terminal facilities, three located along the United States Gulf Coast and one located near the New York Harbor. The aggregate storage capacity of these terminals is in excess of 17.6 million barrels. The portfolio also includes 24 inland terminals that form a distribution network for gasoline and other refined petroleum products primarily throughout the southeastern United States. These terminals are included in the Terminal Services and Development section set forth below. Williams Energy Partners also owns an ammonia pipeline and terminals system, which was purchased from Midstream Gas & Liquids, that extends for approximately 1,100 miles from Texas and Oklahoma to Minnesota.

  Transportation

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

     At December 31, 2000, the system traverses approximately 7,100 miles of right-of-way and includes approximately 9,170 miles of pipeline in various sizes up to 16 inches in diameter. The system includes 77 pumping stations, 24.5 million barrels of storage capacity and 40 delivery terminals. The terminals are equipped to deliver refined products into tank trucks and tank rail cars. The maximum number of barrels that the system can transport per day depends upon the operating balance achieved at a given time between various segments of the system. Because the balance is dependent upon the mix of products to be shipped and the demand levels at the various delivery points, the exact capacity of the system cannot be stated. In 2000, total system shipments averaged 637 thousand barrels per day.

     The operating statistics set forth below relate to the system's operations for the periods indicated:

                                                           2000      1999      1998
                                                          -------   -------   -------
Shipments (thousands of barrels):
  Refined products:
     Gasolines..........................................  130,580   132,444   131,600
     Distillates........................................   74,299    70,466    72,471
     Aviation fuels.....................................   16,488    12,060    10,038
     LP-Gases...........................................    7,781     7,521     8,644
     Lube extracted fuel oil............................       --        --     1,246
                                                          -------   -------   -------
          Total Shipments...............................  229,148   222,491   223,999
                                                          =======   =======   =======
Daily average (thousands of barrels)....................      626       610       614
Barrel miles (millions).................................   68,211    67,768    61,043

     Williams Pipe Line and its subsidiary, Longhorn Enterprises of Texas, Inc.
(LETI), own a total 32.1 percent interest in Longhorn Partners Pipeline, LP, a joint venture formed to construct and operate a refined products pipeline from Houston to El Paso, Texas. Pipeline construction is essentially complete pending regulatory and environmental approvals, and operations are expected to commence in 2002. Williams Pipe Line has designed and constructed and will operate the pipeline, and Williams Pipe Line and LETI have contributed a total of $95.8 million to the joint venture.

     On June 30, 2000, a subsidiary in the Petroleum Services unit purchased an interest in the Trans-Alaska Pipeline System from Mobil Alaska Pipeline Company for $32.5 million. Petroleum Services' interest consists of 3.0845 percent of the pipeline and the Valdez crude terminal. Petroleum Services' share of the crude oil deliveries for 2000 was approximately 6.4 million barrels.

  Olefins

     Petroleum Services is the leading merchant marketer of ethylene in Louisiana and owns and operates a 5/12 interest in a 1.2 billion pounds per year ethylene plant near Geismar, Louisiana. Petroleum Services also owns and operates a 215-mile light hydrocarbon transportation system and operates and has partial ownership in an 85-mile olefin pipeline and storage network, which connects, either directly or indirectly, most major natural gas liquids producers and olefin consumers in Louisiana.

     Feedstock processed and ethylene produced by the olefin facility, which was acquired in March 1999, are noted below:

                                                              2000      1999     1998
                                                             -------   -------   ----
Feedstock processed (thousands of pounds):.................  793,316   596,512    --
Ethylene production (thousands of pounds):.................  520,758   386,998    --

  Terminal Services and Development

     Petroleum Services, through Williams Energy Ventures, Inc. (WEV), a wholly owned subsidiary of Williams Energy Services, LLC, provides independent terminal services to the refining and marketing industries via distribution of petroleum products through wholly owned and joint interest terminals. WEV owns and/or operates 33 strategically located independent terminals covering a 15-state area in the South, Southeast, Southwest, Midwest and Northeast, which contain 23.1 million barrels of storage capacity.

     The terminals are supplied with refined products and ethanol by barge, tanker, truck, rail and various common carrier pipelines. WEV provides scheduling and inventory management, access to an expanded transportation and information services network, additive injection services and custom terminalling services such as octane and oxygenate blending. On a selective basis, WEV provides temporary leased storage.

     In March 2000, WEV purchased Citgo's portion of a jointly owned terminal in Southlake, Texas and in September 2000 purchased four terminal in the Northeast from Wyatt Energy.

     Terminal barrels delivered for the periods indicated are noted below.

                                                             2000      1999     1998
                                                            -------   ------   ------
Terminal Barrels Delivered (thousands of barrels).........  145,972   91,005   28,797

  Bio-Energy

     WEV, doing business as Williams Bio-Energy, is engaged in the production and marketing of ethanol. Williams Bio-Energy owns and operates two ethanol plants for which corn is the principal feedstock. The Pekin, Illinois plant has an annual production capacity of 100 million gallons of fuel-grade and industrial ethanol and also produces various coproducts and bio-products. The Aurora, Nebraska plant (in which WEV owns a 74.9 percent interest) has an annual production capacity of 30 million gallons. In late 2000, Williams Bio-Energy acquired a minority interest in two affiliate plants in South Dakota and made equity investments in two other plants in Minnesota and Iowa totaling approximately 40 million gallons of annual ethanol production capacity from primarily corn. In addition, Williams Bio-Energy obtained marketing rights to 100 percent of the ethanol output of the four plants. Williams Bio-Energy also markets ethanol produced by third parties. Bio-products, mainly flavor enhancers, produced at the Pekin plant are marketed primarily to food processing companies.

     The sales volumes set forth below include ethanol produced by third parties as well as by WEV for the periods indicated:

                                                           2000      1999      1998
                                                          -------   -------   -------
Ethanol sold (thousands of gallons).....................  227,458   200,077   172,056

  Refining

     Petroleum Services, through subsidiaries in its unit, owns and operates two refineries: the North Pole, Alaska refinery and the Memphis, Tennessee refinery. The financial results of the North Pole refinery and the Memphis refinery may be significantly impacted by changes in market prices for crude oil and refined products. Petroleum Services cannot predict the future of crude oil and product prices or their impact on its financial results.

     The North Pole Refinery includes the refinery located at North Pole, Alaska and a terminal facility at Anchorage, Alaska. The refinery, the largest in the state, is located approximately two miles from its supply point for crude oil, the Trans-Alaska Pipeline System (TAPS). The refinery's processing capability is approximately 215,000 barrels per day. At maximum crude throughput, the refinery can produce 67,000 barrels per day of refined products. These products are jet fuel, gasoline, diesel fuel, heating oil, fuel oil, naphtha and asphalt. These products are marketed in Alaska, Western Canada and the Pacific Rim principally to wholesale, commercial, industrial and government customers and to Petroleum Services' retail petroleum group.

     Average daily throughput and barrels processed and transferred by the North Pole Refinery per day are noted below:

                                                           2000      1999      1998
                                                          -------   -------   -------
Throughput (barrels)....................................  197,380   185,921   142,471
Barrels Processed and Sold (barrels)....................   58,109    56,395    49,111

     The North Pole Refinery's crude oil is purchased from the state of Alaska or is purchased or received on exchanges from crude oil producers. The refinery has two long-term agreements with the state of Alaska for the purchase of royalty oil, both of which are scheduled to expire on December 31, 2003. The agreements provide for the purchase of up to 63,000 barrels per day (approximately 29 percent of the refinery's supply) of the state's royalty share of crude oil produced from Prudhoe Bay, Alaska. These volumes, along with crude oil either purchased from crude oil producers or received under exchange agreements or other short-term supply agreements with the state of Alaska, are utilized as throughput for the refinery. Approximately 30 percent of the throughput is refined and sold as finished product and the remainder of the throughput is returned to the TAPS and either delivered to repay exchange obligations or sold.

     The Memphis Refinery, which includes three petroleum products terminals, is the only refinery in the state of Tennessee and has a throughput capacity of approximately 165,000 barrels per day. Petroleum Services commissioned a 36,000 barrel per day continuous catalyst regeneration reformer in May 2000. The reformer enables the refinery to produce in greater volumes premium gasoline to be delivered in the mid-South region of the United States.

     The Memphis Refinery produces gasoline, low sulfur diesel fuel, jet fuel, K-1 kerosene, refinery-grade propylene, No. 6 fuel oil, propane and elemental sulfur. In 2000, these products were exchanged or marketed primarily in the Mid-South region of the United States by Williams Energy's Energy Marketing & Trading unit to wholesale customers, such as industrial and commercial consumers, jobbers, independent dealers, other refiner/marketers and to Petroleum Services' retail petroleum group. Petroleum Services began marketing the refinery's products in February 2001.

     The Memphis Refinery has access to crude oil from the Gulf Coast via common carrier pipeline and by river barges. In addition to domestic crude oil, the Memphis Refinery receives and processes certain foreign crudes. The Memphis Refinery's purchase contracts are generally short-term agreements.

     Average daily barrels processed and transferred by the Memphis Refinery are noted below:

                                                           2000      1999      1998
                                                          -------   -------   -------
Barrels Processed and Transferred (barrels).............  161,751   133,494   120,985

  Retail Petroleum

     Petroleum Services, primarily under the brand names "Williams TravelCenters," "MAPCO Express" and "Williams Express," is engaged in the retail marketing of gasoline, diesel fuel, other petroleum products, convenience merchandise and restaurant and fast food items. At December 31, 2000, the retail petroleum group operated 50 interstate TravelCenter locations, 199 MAPCO Express convenience stores in the continental United States and 28 Williams Express convenience stores in Alaska. The TravelCenter sites consist of 35 modern facilities providing gasoline and diesel fuel, merchandise and restaurant offerings for both traveling consumers and professional drivers, and 15 locations providing fuel and merchandise. The convenience store sites are primarily concentrated in the vicinities of Nashville and Memphis, Tennessee and Anchorage and Fairbanks, Alaska. All of the motor fuel sold by Williams TravelCenters and convenience stores is supplied either by exchanges, directly from either the Memphis or North Pole Refineries or through Williams Energy's Energy Marketing & Trading unit.

     Convenience merchandise, restaurants and fast food accounted for approximately 60 percent of the retail petroleum group's gross margins in 2000. Gasoline and diesel sales volumes for the periods indicated are noted below:

                                                           2000      1999      1998
                                                          -------   -------   -------
Gasoline (thousands of gallons).........................  340,724   339,470   329,821
Diesel (thousands of gallons)...........................  434,655   264,248   188,401

     Petroleum Services intends to lease, construct and/or acquire up to 24 new TravelCenters in 2001, the majority of which are expected to open in the first half of 2001.

     On December 28, 2000, Petroleum Services announced it had signed an agreement to sell its MAPCO Express convenience store operations to Delek-The Israel Fuel Corporation Limited. The sale is expected to be concluded during the first half of 2001. Petroleum Services will continue to own and operate its TravelCenters and Williams Express convenience stores.

ENERGY MARKETING & TRADING

     Williams Energy, through subsidiaries including Williams Energy Marketing & Trading Company and its subsidiaries (EM&T), is a national energy services provider that buys, sells and transports a full suite of energy and energy-related commodities, including power, natural gas, refined products, natural gas liquids, crude oil, propane, liquefied natural gas, liquefied petroleum gas and emission credits, primarily on a wholesale level, serving over 4,000 customers. In addition, EM&T provides and procures risk management and other energy-related services through a variety of financial instruments and structured transactions including exchange-traded futures, as well as over-the-counter forwards, options, swap, tolling, load serving and full requirements agreements and other derivatives related to various energy and energy-related commodities. See Note 19 of Notes to Consolidated financial statements for information on financial instruments and energy trading activities.

     During 2000, EM&T marketed over 141,300 physical gigawatt hours of power. As part of its power portfolio, EM&T has entered into a number of long-term agreements at December 31, 2000 to market capacity of electric generation facilities (either existing or to be constructed at various locations throughout the United States) totaling approximately 7,082 megawatts (Alabama -- 846 megawatts; California -- 3,954 megawatts; Louisiana -- 750 megawatts; New
Jersey -- 832 megawatts; Pennsylvania -- 700 megawatts). Under these tolling arrangements, EM&T supplies fuel for conversion to electricity and markets capacity, energy and ancillary services related to the generating facilities owned and operated by various counterparties. Approximately 4,700 megawatts of generation capacity representing electric generation capacity located in California and Louisiana are operational, with the balance expected to come online between July 2001 and June 2002. EM&T also has entered into several agreements to provide load serving and/or full requirements services for a number of customers representing approximately 1,536 megawatts of load in the United States (Indiana -- 1,266 megawatts; and Pennsylvania -- 270 megawatts). Additionally, EM&T has marketing rights for the energy and capacity from three natural gas-fired electric generating plants owned by affiliated companies and located near Bloomfield, New Mexico (60 megawatts); in Hazleton, Pennsylvania (63 megawatts); and near Worthington, Indiana (170 megawatts). Additional contractual rights to market electric generation capacity have been announced from facilities expected to be operational over the next three years in Tennessee (276 megawatts) and Nevada (125 megawatts). EM&T's primary power customers include utilities, municipalities, cooperatives, governmental agencies and other power marketers.

     EM&T markets natural gas throughout North America with total physical volumes averaging 3.3 billion cubic feet per day in 2000. Beginning in 2000, EM&T's natural gas marketing operations focused on activities that facilitate and/or complement the group's power portfolio. EM&T's natural gas customers include local distribution companies, utilities, producers, industrials and other gas marketers.

     In 2000, EM&T provided supply, distribution and related risk management services to petroleum producers, refiners and end-users in the United States and various international regions. During 2000, EM&T's total physical crude oil and petroleum products marketed exceeded 901,000 barrels per day. During 2000, EM&T also marketed natural gas liquids with total physical volumes averaging 281 thousand barrels per day.

  Operating Statistics

     The following table summarizes marketing and trading volumes for the periods indicated (natural gas volumes for 1999 and 1998 include sales by the retail gas and electric business, which has now been divested):

                                                           2000       1999      1998
                                                          -------    ------    ------
Average marketing and trading physical volumes:
  Power (million megawatt hours)........................  141,311    89,810    46,779
  Natural gas (billion cubic feet per day)..............      3.3       3.6       3.5
  Refined products, natural gas liquids and crude oil
     (thousand barrels per day).........................    1,009       765       717

REGULATORY MATTERS

     Midstream Gas & Liquids. In May 1994, after reviewing its legal authority in a Public Comment Proceeding, the FERC determined that while it retains some regulatory jurisdiction over gathering and processing performed by interstate pipelines, pipeline-affiliated gathering and processing companies are outside its authority under the Natural Gas Act. An appellate court has affirmed the FERC's determination, and the United States Supreme Court has denied requests for certiorari. As a result of these FERC decisions, some of the individual states in which Midstream Gas & Liquids conducts its operations have considered whether to impose regulatory requirements on gathering companies. Kansas, Oklahoma and Texas currently regulate gathering activities using complaint mechanisms under which the state commission may resolve disputes involving an individual gathering arrangement. Other states may also consider whether to impose regulatory requirements on gathering companies.

     In February 1996, Midstream Gas & Liquids and Transco filed applications with the FERC to spindown all of Transco's gathering facilities to Midstream Gas & Liquids. The FERC subsequently denied the request in September 1996. Midstream Gas & Liquids and Transco sought rehearing in October 1996. In August 1997, Midstream Gas & Liquids and Transco filed a second request for expedited treatment of the rehearing request. The FERC has yet to rule on this request for rehearing. In February 1998, Midstream Gas & Liquids and Transco filed separate applications to spindown an onshore gathering system located in Texas, the Tilden/ McMullen gathering system, which was also one of the subjects of the pending rehearing request. In May 1999, the FERC approved the spindown application only for the facilities upstream of the Tilden treating plant. The transfer of ownership of these facilities occurred in April 2000. As a result of a court appeal reversing and remanding the Commission's decision that the offshore system of Sea Robin pipeline were transmission facilities regulated by FERC under the Natural Gas Act, in June 1999, the FERC issued an order in the Sea Robin remand proceeding finding that the upstream portions of the Sea Robin system are nonjurisdictional gathering but the downstream portion is regulated transmission. In July 2000, the FERC affirmed that determination and denied rehearing requests. Appeals are pending in the D.C. Circuit Court of Appeals. In April 2000, the FERC issued "Regulations under the Outer Continental Shelf Lands Act Governing the Movement of Natural Gas on Facilities on the Outer Continental Shelf," which require most non-interstate natural gas pipelines located on the Outer Continental Shelf to post prices, terms and conditions of service. That rule is also pending appeal. In November 2000, Midstream Gas & Liquids and Transco filed applications with the FERC to spindown two of Transco's offshore gathering facilities to Midstream Gas & Liquids (the North Padre system and the Central Texas system). Transco and Midstream Gas & Liquids explained that it was the first in a series of spindown filings designed to be consistent with the current policy under the Sea Robin reformulated test. This series of spindown filings will generally request the spindown of smaller systems than originally proposed in the 1996 filings, but Transco and Midstream Gas & Liquids have stated that they reserve their rights to continue pursuit of the original spindown proposals.

     Midstream Gas & Liquids' natural gas liquids group is subject to various federal, state, and local environmental and safety laws and regulations. Midstream Gas & Liquids' pipeline operations are subject to the provisions of the Hazardous Liquid Pipeline Safety Act. In addition, the tariff rates, shipping regulations, and other practices of the Mid-America, Rio Grande, Seminole, Wilprise and Tri-States pipelines are regulated by the FERC pursuant to the provisions of the Interstate Commerce Act applicable to interstate common carrier petroleum and petroleum products pipelines. The tariff rates and practices of the ammonia system are regulated by the Surface Transportation Board under the provisions of the Interstate Commerce Commission Termination Act of 1995 applicable to pipeline carriers. Both of these statutes require the filing of reasonable and nondiscriminatory tariff rates and subject Midstream Gas & Liquids to certain other regulations concerning its terms and conditions of service. The Mid-America, Rio Grande, Seminole, Wilprise and Tri-States pipelines also file tariff rates covering intrastate movements with various state commissions. The United States Department of Transportation has prescribed safety regulations for common carrier pipelines. The pipeline systems are subject to various state laws and regulations concerning safety standards, exercise of eminent domain, and similar matters.

     Midstream Gas & Liquids' Canadian natural gas group's assets, except for a piece of pipeline, are regulated provincially. The Alberta-based assets are regulated by the Alberta Energy & Utilities Board (AEUB) and Alberta Environment, while the British Columbia-based assets are regulated by B.C. Oil and Gas Commission and the British Columbia Ministry of Environment, Lands and Parks. The regulatory system for Alberta oil and gas industry incorporates a large measure of self-regulation, meaning that licensed operators are held responsible for ensuring that their operations are conducted in accordance with all provincial regulatory requirements. For situations in which non-compliance with the applicable regulations is at issue, the AEUB and Alberta Environment have implemented an enforcement process with escalating consequences. The British Columbia Oil and Gas Commission operates in a slightly different manner than the AEUB, with more emphasis placed on pre-construction criteria and the submission of post-construction documentation, as well as periodic inspections. Only one asset is subject to federal regulation, under the jurisdiction of the National Energy Board (NEB). The Younger to Boundary Lake Pipeline, which is Leg Number 2 of the NGL Gathering System, is regulated by the National Energy Board as a Group 2 inter-provincial pipeline. While Group 2 regulated companies are required to post a toll and tariff for the facilities they operate, they are regulated on a "complaint only" basis and need only to employ standard uniform accounting procedures, rather than the more onerous Group 1 NEB-mandated accounting and reporting requirements.

     Petroleum Services. Williams Pipe Line, as an interstate common carrier pipeline, is subject to the provisions and regulations of the Interstate Commerce Act. Under this Act, Williams Pipe Line is required, among other things, to establish just, reasonable and nondiscriminatory rates, to file its tariffs with the FERC, to keep its records and accounts pursuant to the Uniform System of Accounts for Oil Pipeline Companies, to make annual reports to the FERC and to submit to examination of its records by the audit staff of the FERC. Authority to regulate rates, shipping rules and other practices and to prescribe depreciation rates for common carrier pipelines is exercised by the FERC. The Department of Transportation, as authorized by the 1995 Pipeline Safety Reauthorization Act, is the oversight authority for interstate liquids pipelines. Williams Pipe Line is also subject to the provisions of various state laws applicable to intrastate pipelines.

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

     Energy Marketing & Trading. EM&T's business is subject to a variety of laws and regulations at the local, state and federal levels. At the federal level, important regulatory agencies include the Federal Energy Regulatory Commission (regarding energy commodity transportation and wholesale trading) and the Commodity Futures Trading Commission (regarding various over-the-counter derivative transactions and exemptions and exclusions from the Commodity Exchange Act). Electricity markets, particularly in California, continue to be subject to numerous and wide-ranging regulatory proceedings and investigations, regarding among other things, market structure, behavior of market participants and market prices. The FERC has announced that it will hold a closed meeting on March 14, 2001, to discuss possible enforcement proceedings involving EM&T and AES Southland Inc., a unit of AES Corp. (AES), related to their turnkey agreement under which EM&T supplies natural gas to, and markets power from, merchant power plants owned and operated by AES in Southern California. See Note 20 to Notes to Consolidated Financial Statements.

     In December 2000, the FERC issued an order which provided that for the period between October 2, 2000 and December 31, 2002, refunds may be ordered if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices, or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. For periods commencing January 1, 2001, refund liability will expire within 60 days of a sale unless the FERC sends the seller a written notice that the sale is still under review. Williams received notice on March 9, 2001, that it would be liable for refunds for January 2001 of approximately $8 million. The order requiring refunds will be subject to further review.

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

COMPETITION

     Exploration & Production. Williams Energy's E&P unit competes with a wide variety of independent producers as well as integrated oil and gas companies for markets for its production. E&P has three general phases of operations: acquiring oil and gas properties, developing non-producing properties and operating producing properties. In the process of acquiring minerals, the primary methods of competition are on acquisition price and terms such as duration of the mineral lease, the amount of the royalty payment and special conditions related to rights to use the surface of the land under which the mineral interest lies. In the process of developing non-producing properties, E&P does not face significant competition. In the operating phase, the primary method of competition involves operating efficiencies related to the cost to produce the hydrocarbons from the reservoir.

     Midstream Gas & Liquids. Williams Energy competes for gathering and processing business with interstate and intrastate pipelines, producers and independent gatherers and processors. Numerous factors impact any given customer's choice of a gathering or processing services provider, including rate, location, term, timeliness of well connections, pressure obligations and the willingness of the provider to process for either a fee or for liquids taken in-kind. Competition for the natural gas liquids pipelines include other pipelines, tank cars, trucks, barges, local sources of supply (refineries, gasoline plants and ammonia plants) and other sources of energy such as natural gas, coal, oil and electricity. Factors that influence customer transportation decisions include rate, location and timeliness of delivery.

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

     Competition exists from other pipelines, refineries, barge traffic, railroads and tank trucks. Competition is affected by trades of products or crude oil between refineries that have access to the system and by trades among brokers, traders and others who control products. These trades can result in the diversion from the Williams Pipe Line system of volume that might otherwise be transported on the system. Shorter, lower revenue hauls may also result from these trades. Williams Pipe Line also is exposed to interfuel competition whereby an energy form shipped by a liquids pipeline, such as heating fuel, is replaced by a form not transported by a liquids pipeline, such as electricity or natural gas. While Williams Pipe Line faces competition from a variety of sources throughout its marketing areas, the principal competition is other pipelines. A number of pipeline systems, competing on a broad range of price and service levels, provide transportation service to various areas served by the system. The possible construction of additional competing products or crude oil pipelines, conversions of crude oil or natural gas pipelines to products transportation, changes in refining capacity, refinery closings, changes in the availability of crude oil to refineries located in its marketing area or conservation and conversion efforts by fuel consumers may adversely affect the volumes available for transportation by Williams Pipe Line.

     Williams Bio-Energy's fuel ethanol operations compete in local, regional and national fuel additive markets with other ethanol products and other fuel additive producers, such as refineries and methyl tertiary butyl ether (MTBE) producers. MTBE has been banned in California effective January 1, 2003, and in other states due to ground water contamination problems. Williams Bio-Energy's other products compete in global markets against a variety of competitors and substitute products.

     The principal competitive forces affecting Williams Energy's refining businesses are feedstock costs, refinery efficiency, refinery product mix and product distribution. Some of Memphis Refinery's competitors can process sour crude, and accordingly, are more flexible in the crudes that they can process. Williams Energy has limited crude oil reserves and does not engage in crude oil exploration, and it must therefore obtain its crude oil requirements from unaffiliated sources. Williams Energy believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

     The principal competitive factors affecting Williams Energy's retail petroleum business are location, product price and quality, appearance and cleanliness of stores and brand-name identification. Competition in the convenience store industry is intense. Within the travel center industry, Williams TravelCenters strives to be a market leader in customer service to the local consumer, traveling consumer and professional driver. Averaging 12,000 square feet, the facilities seamlessly blend these customer groups, resulting in greater revenue and income diversification than traditional convenience stores.

     Energy Marketing & Trading. Williams Energy's EM&T operations directly compete with large independent energy marketers, marketing affiliates of regulated pipelines and utilities and natural gas producers. The financial trading business competes with other energy-based companies offering similar services as well as certain brokerage houses. This level of competition contributes to a business environment of constant pricing and margin pressure.

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

     Williams Energy owns its petroleum pipeline system in fee. However, a substantial portion of the system is operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. The terminals, pump stations and all other facilities of the system are located on lands owned in fee or on lands held under long-term leases, permits or contracts. The North Pole Refinery is located on land leased from the state of Alaska under a long-term lease scheduled to expire in 2025 and renewable at that time by Williams Energy. The Anchorage, Alaska terminal is located on land leased from the Alaska Railroad Corporation under two long-term leases. The Memphis Refinery is located on land owned by Williams Energy. Williams Energy management believes its assets are in such a condition and maintained in such a manner that they are adequate and sufficient for the conduct of business.

     The primary assets of Williams Energy's energy marketing and trading unit are its term contracts, employees, related systems and technological support.

ENVIRONMENTAL MATTERS

     Williams Energy is subject to various federal, state and local laws and regulations relating to environmental quality control. Management believes that Williams Energy's operations are in substantial compliance with existing environmental legal requirements. Management expects that compliance with existing environmental legal requirements will not have a material adverse effect on the capital expenditures, earnings and competitive position of Williams Energy. See Note 20 of Notes to Consolidated Financial Statements.

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

     Electricity generation facilities that are either owned by Williams Energy subsidiaries or are subject to tolling or other agreements are subject to various environmental laws and regulations, including laws and regulations regarding emissions. Facility availability may be affected by these laws and regulations. In 2000, the availability of such generation in California was adversely affected by such environmental issues.

     Williams Energy and its subsidiaries also accrue environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, Williams Energy owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At December 31, 2000, Williams Energy and its subsidiaries had accrued liabilities totaling approximately $49 million. Williams Energy accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At December 31, 2000, Williams Energy and its subsidiaries had accrued receivables totaling $15 million.

     Williams Field Services (WFS) received a Notice of Violation (NOV) from the EPA in February 2000. WFS received a contemporaneous letter from the DOJ indicating that the DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. WFS, the EPA and the DOJ agreed to settle this matter for a penalty of $850,000. In the course of investigating this matter, WFS discovered a similar potential violation at the plant and disclosed it to the EPA and the DOJ. The parties will discuss whether additional enforcement action is warranted.

                            WILLIAMS COMMUNICATIONS

     On October 6, 1999, Williams Communications Group, Inc. closed its initial public offering by selling shares of its Class A common stock to the public. In separate private placements, SBC Communications Inc., Intel Corporation, and Telefonos de Mexico, S.A. de C.V. each purchased a portion of the Class A common stock. On February 26, 2001, Williams and Williams Communications entered into an agreement under which Williams contributed an outstanding promissory note from Williams Communications of approximately $975 million and certain other assets to Williams Communications in exchange for 24,265,892 shares of Williams Communications' Class A common stock. As of February 28, 2001, there were 92,859,410 shares of the Class A common stock outstanding and 395,434,965 shares of Class B common stock outstanding. As of February 28, 2001, Williams owned 24,265,892 shares of Class A common stock and 100 percent of the Class B common stock, representing an approximate 86 percent ownership interest.

     Williams has announced that its board of directors has authorized its management to take steps that may lead to a tax-free distribution of Williams Communications' shares held by Williams to its shareholders. Assuming that market conditions and other factors continue to support such a tax-free spin-off, Williams has announced that its board of directors would expect to vote during the first part of 2001 to set a record date, the ratio of a share of Williams Communications stock that will be issued for each share of Williams stock, and to direct the distribution of Williams Communications shares.

     On January 29, 2001, Williams Communications announced a contract with Platinum Equity to sell the operations of its Solutions business segment in the United States and Mexico. In addition, it announced its intent to sell the remaining Canadian operations of Solutions.

     Following its decision to sell its Solutions segment, Williams Communications operates through three operating segments: Network, Broadband Media and Strategic Investments. Network owns or leases and operates a nationwide inter-city fiber-optic network, which it is extending locally and globally to provide Internet, data, voice and video services exclusively to communications service providers. Network also includes a publicly traded Australian telecommunications company and various other investments that drive bandwidth usage on Williams Communications' network. Broadband Media includes Vyvx Services which provides live and non-live video transmission services worldwide for news, sports, advertising and entertainment events and investments in domestic broadband media communication companies. Strategic Investments invests in both domestic and foreign companies that it believes will, directly or indirectly, increase revenue opportunities for its other segments. As of December 31, 2000, Strategic Investments' foreign investments are all located in South America. Williams Communications has formed strategic alliances with communications companies to secure long-term, high-capacity commitments for traffic on its network and to enhance its service offerings. At December 31, 2000, Williams Communications employed approximately 10,650 employees.

     Segment revenues and segment profit for Williams Communications' business units are reported in Note 23 of Notes to Consolidated Financial Statements herein.

NETWORK

     Williams Communications owns or leases and operates a nationwide intercity fiber-optic network, which it is extending locally and globally. It intends to make Network the most efficient U.S.-based provider of advanced Internet, data, voice and video services to companies that use high-capacity communications services as an integral part of their service offerings. These companies include long distance carriers, local service providers, Internet service providers, application service providers, digital subscriber line service providers, utilities and international carriers. Williams Communications also offer rights of use in dark fiber, which is fiber that it installs but for which it does not provide communications transmission services. Network is building networks, or seeking strategic relationships to provide services, in U.S. cities and in Asia, Australia, South America and Europe. Network has also made investments in companies that assist it in improving, or create demand for capacity on, its network.

     Properties. In late 2000, Network completed its U.S. inter-city core network build, which connects 125 cities. As of December 31, 2000, Network had 146 data centers across its network. The Williams Communications network was primarily constructed by digging trenches along rights of way, or rights to use the property of others, which Network obtained throughout the United States from various landowners. Where feasible, Network constructed along Williams' pipeline rights of way and the rights of way of other pipeline companies. Approximately 21 percent of its rights of way are along Williams' pipeline rights of way and the remainder is along the rights of way of third parties. Rights of way from unaffiliated parties are generally for terms of at least 20 years, and most cover distances of less than one mile. Where necessary or economically preferable, Network has other right of way agreements in place with highway commissions, utilities, political subdivisions and others. Almost all of its rights of way extend through at least 2018.

     Expansion projects. In 2000, Williams Communications announced plans to spend $421 million to extend the local reach of its network. It intends to have in operation local services over its network in 50 of the largest U.S. cities by December 31, 2003. As of December 31, 2000, it had in operation local services over its network in 14 U.S. cities and intends to have in operation local services over its network to a total of 20 of the largest U.S. cities by December 31, 2001. In addition, Network has announced plans to extend its network into Asia, Australia, South America and Europe by entering into strategic agreements with other communications service provider, investing in foreign communications service providers, and by acquiring interests in undersea cables.

     Customers. Network's customers currently include regional Bell operating companies, Internet service providers, application service providers, digital subscriber line service providers, long distance carriers, utilities, international carriers and other communications services providers who desire high-speed connectivity on a carrier services basis. Sales to SBC accounted for 24 percent of Network's 2000 revenues; sales to Intermedia, including its subsidiary, Digex Incorporated, accounted for 19 percent of Network's 2000 revenues; and sales to Winstar accounted for 14 percent of its 2000 revenues. Williams Communications has entered into strategic alliances with SBC, Intel, Telefonos de Mexico, KDDI, Winstar and others. It also has investments in Lightyear, XO Communications, and UtiliCom and communications companies with operations in Australia, Brazil, Chile and Argentina. These alliances and investments help to increase the volume of business and provide additional customers for Network.

     Competition. The communications industry is highly competitive. In the market for carrier services, Network competes primarily with the three traditional nationwide carriers, AT&T, WorldCom and Sprint, and other coast-to-coast and regional fiber-optic network providers, such as Qwest, Level 3, Global Crossing and Broadwing. Other companies have announced plans to construct significant fiber-optic networks. Network also competes with numerous other service providers that focus either on a specific product or set of products or within a geographic region. Network competes primarily on the basis of pricing, transmission quality, network reliability and customer service and support. Network has only recently begun to offer some of its services and products and, as a result, it may have fewer and less well established customer relationships than some of its competitors. Its services within local markets in the United States face additional competitors, including the regional telephone companies and other local telephone companies. Its services outside the United States also face additional competitors, including national telephone companies in foreign countries and carriers that own capacity on other submarine and regional fiber-optic systems.

BROADBAND MEDIA

     In the first quarter of 2000, Williams Communications formed its Broadband Media segment. Substantially all of the operations of this segment are conducted by Vyvx Services. Since 1989, Vyvx Services has provided worldwide transmission of live and non-live media content, transmitting broadcast news, sports, advertising and special events over its integrated fiber-optic, satellite and teleport network. Vyvx Services serves the unique video needs of major broadcast networks and their affiliate stations, professional sports leagues, media production companies and global advertising agencies. Vyvx Services transmits approximately 80 percent of live major league sporting events, approximately 65 percent of live events and distributes approximately 35 percent of spot advertising. Through Vyvx Services, Williams Communications has gained experience in broadband multimedia networks and established high-speed connections to major news and sports venues throughout the United States. Williams Communications provides services throughout the United States, South America and Asia using its network, four satellite earth stations that it owns and leased transmission capacity on satellites. Williams Communications owns approximately 600 servers that are located in television and radio stations throughout the United States, which allow for online, real-time selection and distribution of media content. Broadband Media also has investments in companies that provide media content products and services.

     Expansion Projects. Williams Communications is initiating implementation of an application infrastructure called MediaXtranet(SM) that will provide services to facilitate the transmission and storage of media content for business-to-business applications, including hosting and navigation services. Williams Communications expects that MediaXtranet would enable the collection, gathering, hosting, management, transacting and edge distribution of media content, regardless of its format or source. Williams Communications expects that the full implementation of MediaXtranet, if undertaken, would likely require substantial capital expenditures, which are currently not accounted for in its business plan.

     Customers. Broadband Media sells only to media content service providers. It does not compete with its media customers for retail end-users. It has approximately 2,000 customers, including major broadcast and cable television networks, news services, professional and collegiate sports organizations, such as the National Football League and the National Basketball Association, and advertising agencies, television companies and movie production companies. Approximately 43 percent of Broadband Media's total revenue in 2000 was derived from its top 10 customers. Broadband Media's largest customer, Fox Entertainment Group, Inc., accounted for approximately 13 percent of Broadband Media's 2000 total revenues. Contracts with the largest customers are for terms that extend up to 10 years. Most contracts with smaller customers are for one-year terms.

     Competition. Vyvx Services is currently a market leader in transmission services for major league and other sporting and live events and has a significant market share of the advertising distribution services market. Competitors in traditional video transmission and advertising distribution services include Teleglobe, Triumph Communications, Inc. and Digital Generation Systems, Inc.

STRATEGIC INVESTMENTS

     Through Strategic Investments, Williams Communications invests in communications businesses that it believes will increase revenue opportunities for the Williams Communications network and other business segments. The strategic investments currently include ownership interests in the following communications companies located in Brazil, Chile and Argentina:

     ATL. ATL-Algar Telecom Leste, S.A. (ATL) was formed in March 1998 to acquire the concession for B-band cellular licenses in the Brazilian states of Rio de Janeiro and Espirito Santo. At December 31, 2000, Communications owned 19 percent of the outstanding common stock and 66 percent of the outstanding preferred stock of ATL through Communications' ownership of Johi Representacoes Limitada and Williams International ATL Ltd. Other investors in ATL include SBC, Algar Telecom, S.A. and Telefonos de Mexico.

     In the first quarter of 2001, Williams Communications granted an option to Telecom Americas, a joint venture among SBC, American Movil S.A. de C.V., and Bell Canada International Inc., to purchase Williams

Communications' remaining interest in ATL for an agreed to price. The option was granted in exchange for Telecom Americas paying Williams Communications' portion of the required funding to ATL. The option will expire at the end of the first quarter of 2001.

     ATL provides digital cellular services in the Brazilian states of Rio de Janeiro and Espirito Santo, covering a population of approximately 16.1 million inhabitants. ATL started commercial operations on January 15, 1999, and had approximately 1.6 million subscribers as of December 31, 2000. ATL's only cellular competitor in these areas is Tele Sudeste Celular Participacoes S.A., a former subsidiary of Telebras currently controlled by a consortium led by Telefonica de Espana.

     Manquehue Net. ManquehueNet, S.A. (formerly Telefonica Manquehue, S.A.) is a high-capacity communications services provider within the Santiago, Chile, metropolitan area. It provides Internet, data and voice services for its approximately 75,000 business and residential customers as of December 31, 2000. Manquehue Net was formed as a result of the merger of Metrocom S.A. with Telefonica Manquehue in January 2000. Telefonica Manquehue is installing an extensive telecommunications duct infrastructure throughout Santiago, which had exceeded more than 250,000 homes and businesses by the end of 2000. Williams Communications owned a 19.9 percent equity interest in Metrocom S.A. until the merger. As a result of the merger and subsequent investments by Williams Communications and other shareholders, Williams Communications now owns 16.5 percent of Manquehue Net.

     Silica Networks. In May 2000, Williams Communications acquired a 19.9 percent direct interest in Silica Networks S.A. (formerly Southern Cone Communications Company, S.A.). ManquehueNet also acquired a 30.1 percent interest in Silica Networks. The 4,300-kilometer (2,660-mile) Southern Cone network initially will link the major Argentine cities of Buenos Aires, Las Toninas, Rosario, Cordoba, Mendoza and Neuquen with the Chilean cities of Santiago and Valparaiso. When complete, the system will link Argentina and Chile with cables to Peru, Colombia, Panama, Venezuela, Brazil and the Caribbean, and ultimately to the Williams Communications U.S. network.

STRATEGIC ALLIANCES AND RELATIONSHIPS

     Williams Communications enters into strategic alliances with communications companies to secure long-term, high-capacity commitments for traffic on the Williams Communications network and to enhance its service offerings. It currently has strategic relationships with SBC, Intel, Telefonos de Mexico, KDDI and Winstar. Williams Communications intends to continue to pursue additional strategic alliances. The relationship with SBC is described below.

     SBC Communications Inc. SBC is a major communications provider in the United States. SBC currently provides local services in the south central and Midwest regions of the United States and in California, Nevada and Connecticut. Concurrently with the Williams Communications initial public offering, on October 6, 1999, SBC acquired 20,226,812 shares of Williams Communications Group, Inc.'s Class A common stock, representing approximately 4.1 percent of the shares of common stock outstanding as of February 28, 2001. In connection with its purchase of this common stock at the time of the initial public offering, SBC agreed to certain restrictions and will receive certain privileges, including the following:

     On February 8, 1999, Williams Communications entered into agreements with SBC under which:

     - SBC must first seek to obtain domestic voice and data long distance services from Williams Communications for 20 years.

     - Williams Communications must first seek to obtain select international wholesale services and various other services, including toll-free, operator, calling card and directory assistance services, from SBC for 20 years.

     - Williams Communications and SBC will sell each other's products to their respective customers and provide installation and maintenance of communications equipment and other services.

     In June 2000, Communications acquired SBC's initial party interests in two undersea communications cables between the United States and China and Japan, respectively. In September 2000, Communications acquired the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC. The assets are located in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin, and include a fiber-optic network, data centers, indefeasible rights of use in dark fiber and switches. In connection with this purchase of the Ameritech assets, the services agreement with SBC was amended to require Ameritech to buy services from Communications.

     Williams Communications has entered into a services agreement with SBC by which Communications will provide local transport services to SBC in six markets: New York, Boston, Seattle, Phoenix, Atlanta and Denver. This agreement provides for expansion of the services in these markets and further expansion into additional markets.

SOLUTIONS

     On January 29, 2001, Communications announced a contract with Platinum Equity to sell the operations of its Solutions business segment in the United States and Mexico. In addition, it announced its intent to sell the remaining Canadian operations of Solutions. See Note 3 of Notes to Consolidated Financial Statements.

     Solutions installs, and maintains communications equipment and network services that provide solutions for the comprehensive voice and data needs of organizations of all sizes.

     Vendor relationships. Solutions has agreements with the suppliers of the products and providers of the services it sells to its customers. These agreements provide for Solutions to distribute, resale, or integrate products or act as agent for the provider of services. Normally, Solutions receives volume discounts off the list price of the product or service it purchases from its vendors. Solutions' primary vendor relationships are with Nortel, Cisco, Lucent and NEC, of which Nortel is the largest.

     Customers. Solutions provides products and services to approximately 100,000 customer sites across a broad range of industries including businesses as well as educational, governmental and non-profit institutions. These customers consist of small businesses (ten or more employees), small sites of larger companies and large enterprise campus sites. Solutions is not dependent on any one customer or group of customers to achieve its desired results. Solutions' top 25 customers combined accounted for less than 25 percent of revenue during 2000, with no one customer accounting for more than 1 percent.

     Competition. Solutions' competition comes from communications equipment distributors, network integrators, and manufacturers of equipment (including in some instances those manufacturers whose products Solutions also sells). Solutions' competitors include Norstan, Inc., Lucent, Siemens, Cisco Systems and the equipment divisions of GTE, Sprint and the regional Bell operating companies. Solutions operates in a highly competitive industry and faces competition from companies that may have significantly greater financial, technical and marketing resources.

REGULATORY MATTERS

     Williams Communications is subject to federal, state, local and foreign regulations that affect its product offerings, competition, demand, costs and other aspects of its operations. U.S. federal laws and regulations generally apply to interstate telecommunications, including international telecommunications that originate or terminate in the United States, while state laws and regulations apply to telecommunications terminating within the state of origination. A foreign country's laws and regulations apply to telecommunications that originate or terminate in that country. The regulation of the telecommunications industry is changing rapidly and varies from state to state and from country to country. Williams Communications' operations are also subject to a variety of environmental, safety, health and other governmental regulations. Williams Communications cannot guarantee that future regulatory, judicial or legislative activities will not have a material adverse effect on it, or that domestic or international regulators or third parties will not raise material issues with regard to its compliance or noncompliance with applicable regulations.

     Williams Communications' operations are subject to a variety of federal, state, local and foreign environmental, safety, and health laws and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites and endangered species and the health and safety of employees. In California, Williams continues to face uncertainty on the extent of state regulatory authorizations and environmental review required to construct communications facilities in that state.

     Although Williams Communications monitors compliance with environmental, safety, and health laws and regulations, it cannot give assurances that it has been or will be in complete compliance with these laws and regulations. It may be subject to fines or other sanctions imposed by governmental authorities if it fails to obtain certain permits or violate the laws and regulations. No capital or other expenditures for compliance with laws, regulations, or permits relating to the environment, safety and health were material in 2000.

     In addition, Williams Communications may be subject to environmental laws requiring the investigation and cleanup of contamination at sites it owns or operates or at third-party waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. Although it owns or operates numerous sites in connection with its operations, it is not aware of any liability relating to contamination at these sites or third party waste disposal sites that could have a material adverse effect on the company.

                         WILLIAMS INTERNATIONAL COMPANY

     Williams International Company, through subsidiaries, has made direct investments in energy projects primarily in South America and Lithuania and continues to explore and develop additional projects for international investments. Williams International also has investments in energy and infrastructure development funds in Asia and South America.

     El Furrial. Williams International owns a 67 percent interest in a venture near the El Furrial field in eastern Venezuela that constructed, owns and operates medium and high pressure gas compression facilities for Petroleos de Venezuela S.A. (PDVSA), the state owned petroleum corporation of Venezuela.

     The medium pressure facility has compression capacity of 130 million cubic feet per day of raw natural gas from 100 to 1,200 p.s.i.g. for delivery into a natural gas processing plant owned by PDVSA. The high pressure facility has compression capacity of 650 million cubic feet per day of processed natural gas from 1,100 to 7,500 p.s.i.g. for injection into PDVSA's El Furrial producing field.

     Jose Terminal. Through a long-term operations and maintenance agreement, a consortium, in which Williams International owns 45 percent, operates the PDVSA, Eastern Venezuela crude oil storage and shiploading terminal. Operations began in the second quarter of 1999, and volumes have averaged 500,000 barrels per day. Crude oil exports shipped through this offshore facility are expected to generate approximately 30 percent of the state's forecasted revenues. PDVSA expects to significantly increase the terminal's volume and capacity, currently 800,000 barrels per day, during the next several years.

     Pigap II. In April 1999, a consortium in which Williams International owns 70 percent entered into an agreement with PDVSA Petroleo y Gas, S.A., to develop, design, construct, operate, maintain and own a high pressure natural gas injection facility and related infrastructure to take gas, process it and deliver it for injection for secondary recovery of oil from the Santa Barbara/Pirital oil fields located in North Monogas, Venezuela for an initial term of 20 years. Williams International commenced construction in February 2000. Operations are expected to commence in 2002.

     Accroven. Williams Global Energy Caymans Limited, Williams International Venezuela Limited (together, the Buyers) and TCPL International Limited and TC International Limited (together, the Sellers) have entered into a Share Purchase and Sale Agreement dated November 22, 2000 whereby Buyers will acquire 49.25% of the issued and outstanding quotas of Accroven (Accro III and IV), the Eastern Venezuela project to build, own and operate two 400 million cubic feet per day natural gas liquids extraction plants, a

50,000 barrel per day natural gas liquids fractionation plant and associated storage and refrigeration facilities for Petroleos de Venezuela S.A. Closing is expected to occur in the first quarter of 2001. Operations are expected to commence in the second quarter of 2001.

     AB Mazeikiu Nafta. In October 1999, Williams entered into an agreement with the Government of Lithuania to acquire a 33 percent ownership interest and the right to operate AB Mazeikiu Nafta (MN). MN consists of a 320,000 barrel per day refinery, the 640,000 barrel per day crude oil and refined product pipeline systems within Lithuania and a 160,000 barrel per day crude export facility on the Baltic Sea. Williams commenced operating these assets in October 1999.

     Apco Argentina. Williams International owns an interest in Apco Argentina Inc., an oil and gas exploration and production company with operations in Argentina, whose securities are traded on the Nasdaq stock market. Apco Argentina's principal business is its 47.6 percent interest in the Entre Lomas concession in southwest Argentina. It also owns a 45 percent interest in the Canadon Ramirez concession, and a 1.5 percent interest in the Acambuco concession.

     At December 31, 2000, 1999 and 1998, estimated developed, proved reserves net to Apco Argentina were 18.7, 20.0 and 15.5 million barrels, respectively, of oil, condensate and plant products, and 42.6, 51.1 and 26.8 billion cubic feet, respectively, of natural gas. Estimated undeveloped, proved reserves net to Apco Argentina were 13.0, 9.0 and 5.1 million barrels, respectively, of oil, condensate and plant products, and 16.6 billion cubic feet, 20.6 billion cubic feet and 700 million cubic feet, respectively, of natural gas.

     At December 31, 2000, the gross and net developed concession acres owned by Apco Argentina totaled 40,765 acres and 18,151 acres, respectively, and the gross and net undeveloped concession acres owned were 501,235 acres and 114,435 acres, respectively. At December 31, 2000, Apco Argentina owned interests in 304 gross producing wells and 143 net producing wells on its concession acreage.

     Total net production sold during 2000, 1999 and 1998 was 1.8, 1.7 and 1.7 million barrels, respectively, of oil, condensate and plant products, and 6.0,
7.1 and 7.7 billion cubic feet, respectively, of natural gas. The average production costs, including all costs of operations such as remedial well workovers and depreciation of property and equipment, per barrel of oil produced were $8.54, $8.26 and $9.09, respectively, and per thousand cubic feet of natural gas produced were $.26, $.21 and $.23, respectively. The average wellhead sales price per barrel of oil sold were $29.41, $17.75 and $12.71, respectively, and per thousand cubic feet of natural gas sold were $1.35, $1.35 and $1.33, respectively, for the same periods.

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

     At December 31, 2000, Williams had approximately 24,100 full-time employees, of whom approximately 1,880 were represented by unions and covered by collective bargaining agreements. In September 1998, Williams created three new companies in order to streamline payroll processing and reduce costs. In connection with this, Williams transferred its employees to one of these companies, and the employees are now jointly employed by Williams and one of these new companies. This change had no impact on Williams' management structure or on its employees' seniority and benefits. Williams considers its relations with its employees to be generally good.

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

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

     The following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

     - Changes in general economic conditions in the United States.

     - Changes in federal or state laws and regulations to which Williams is subject, including tax, environmental and employment laws and regulations.

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

     - Changes in foreign economies, currencies, laws and regulations, and political climates, especially in Canada, Argentina, Brazil, Chile, Venezuela, Lithuania and Australia, where Williams has made direct investments.

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

     - The ability to successfully market capacity on the communications network.

     - Successful implementation by Williams Communications of its strategy to build a local access infrastructure.

     - Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of government regulation in the communications industry.

     - Termination of the SBC strategic alliance or SBC Communications' inability to obtain regulatory approval to provide long-distance communications services within markets in which it currently provides local services.

     - Loss of a high volume Network customer.

     - The ability of Network to timely turn up service requests and minimize service interruptions.

     - The ability to successfully integrate any newly acquired businesses.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     See Item 1(c) for a description of Williams' international activities. See
Note 23 for amounts of revenue and long-lived assets attributable to international activities.

ITEM 2. PROPERTIES

     See Item 1(c) for a description of the locations and general character of the material properties of Williams and its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

     For information regarding certain proceedings pending before federal regulatory agencies, see Note 20 of Notes to Consolidated Financial Statements. Williams is also subject to other ordinary routine litigation incidental to its businesses.

     Environmental matters. Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 2000, these subsidiaries had accrued liabilities totaling approximately $36 million for these costs.

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

     Transcontinental Gas Pipe Line, Texas Gas and Central have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of December 31, 2000, Central had accrued a liability for approximately $10 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to 10 years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $36 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

     In July 1999, Transcontinental Gas Pipe Line received a letter stating that the U.S. Department of Justice (DOJ), at the request of the EPA, intends to file a civil action against Transcontinental Gas Pipe Line arising from its waste management practices at Transcontinental Gas Pipe Line's compressor stations and metering stations in 11 states from Texas to New Jersey. The DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. The DOJ and Transcontinental Gas Pipe Line are discussing a settlement. While no specific amount was proposed, the DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations. Transcontinental Gas Pipe Line cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transcontinental Gas Pipe Line believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

     Williams Energy and its subsidiaries also accrue environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, Williams Energy owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At December 31, 2000, Williams Energy and its subsidiaries had accrued liabilities totaling approximately $49 million. Williams Energy accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At December 31, 2000, Williams Energy and its subsidiaries had accrued receivables totaling $15 million.

     Williams Field Services (WFS) received a Notice of Violation (NOV) from the EPA in February 2000. WFS received a contemporaneous letter from the DOJ indicating that DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. WFS, the EPA and the DOJ agreed to settle this matter for a penalty of $850,000. In the course of investigating this matter, WFS discovered a similar potential violation at the plant and disclosed it to the EPA and the DOJ. The parties will discuss whether additional enforcement action is warranted.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At December 31, 2000, Williams had approximately $12 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     Other legal matters. In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. In addition, through December 31, 2000, postjudgement interest was approximately $7.5 million. Transcontinental Gas Pipe Line's appeals have been denied by the Texas Court of Appeals for the First District of Texas, and the company is pursuing an appeal to the Texas Supreme Court. In the other case, a producer has asserted damages, including interest calculated through December 31, 1997, of approximately $6 million. In August 2000, a producer asserted a claim for approximately $6.7 million against Transcontinental Gas Pipe Line. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

     In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, Texas Gas, Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints, filed by various defendants including Williams, are pending.

     Williams Communications Group, Inc. (WCG) and a subsidiary are named as defendants in various putative, nationwide class actions brought on behalf of all landowners on whose property the plaintiffs have alleged WCG installed fiber-optic cable without the permission of the landowner. WCG believes that installation of the cable containing the single fiber network that crosses over or near the putative class members' land does not infringe on their property rights. WCG also does not believe that the plaintiffs have sufficient basis for certification of a class action.

     It is likely that WCG will be subject to other putative class action suits challenging its railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time. Thus, WCG cannot be certain that the plaintiffs' purported class action or other purported class actions, if successful, will not have a material adverse effect on WCG's future financial position, results of operations or cash flows.

     On September 7, 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed June 28, 1999, against Williams Communication, Inc.
(WCI), a subsidiary of WCG, in the United States District Court for Oregon. In the amended complaint, All-Phase alleged actual damages of at least $236.5 million plus punitive damages of an additional amount equal to double the amount of actual damages. All-Phase alleged that a portion of WCI's Eugene, Oregon to Bandon, Oregon route is based on confidential information developed by All-Phase and that WCI breached its non-disclosure agreement with All-Phase and violated the Oregon Trade Secrets Act by using it. All-Phase also alleged that WCI misrepresented plans for the route and that, as a result, All-Phase lost the opportunity to build its own line along the same route. All-Phase alleged that its damages include loss of profit from the construction it believed it would have performed for WCI and lost revenue from leases of fiber-optic cable and conduits. On January 22, 2001, the court granted WCI's motion for summary judgement and dismissed the case.

     In November 2000, class actions were filed on behalf of San Diego rate payers against California power generators and traders including Williams Energy Marketing & Trading Company, a subsidiary of Williams. In January 2001, other class actions were filed, one on behalf of the people of California in San Francisco, California by the city attorney and the other by a California water authority and district. These lawsuits concern the increase in power prices in California over the past several months. Williams is also a defendant in other private suits. The suits claim that the defendants acted to manipulate prices in violation of the California antitrust and business practice statutes and other state and federal laws. Plaintiffs are seeking injunctive relief as well as restitution, disgorgement, appointment of a receiver, and damages, including treble damages.

     On December 20, 2000, the Women's Cooperative Trust Union filed a derivative shareholder action in the United States District Court for the Western District of Oklahoma against Williams, Williams Communications and certain directors and officers alleging that certain named defendants were involved in the purchase of shares of stock at a reduced price of two corporations with which Williams Communications had contracted for the purchase of telecommunication equipment. The allegations include breach of fiduciary duty, waste of corporate assets and usurpation of corporate opportunities. Plaintiff seeks compensatory damages, rescission of all transactions between the named individual officers and directors and the two corporations, including disgorgement of any profits, punitive damages and attorneys' fees and costs.

     On January 18, 2001, the attorneys representing Williams and Williams Communications in their corporate capacity, as well as the attorneys representing the individual directors of Williams and Williams Communications, filed Motions to Dismiss based upon failure to make a demand on the Boards and failure to plead demand futility with particularity. Counsel for Williams and Williams Communications has also filed a motion requesting a transfer of the venue from the Western District of Oklahoma to the Northern District of Oklahoma. Defendants' motions remain pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF WILLIAMS

     The names, ages, positions and earliest election dates of the executive officers of Williams are:

                                                                             HELD OFFICE
NAME                        AGE          POSITIONS AND OFFICES HELD             SINCE
----                        ---          --------------------------          -----------
Keith E. Bailey...........  58    Chairman of the Board, President, Chief     05-19-94
                                    Executive Officer and Director
                                    (Principal Executive Officer)
John C. Bumgarner, Jr. ...  58    Senior Vice President -- Corporate          01-01-79
                                    Development and Planning; President --
                                    Williams International Company; Senior
                                    Vice President -- Strategic
                                    Investments, Williams Communications
Michael P. Johnson,         53    Senior Vice President -- Human Resources    05-01-99
  Sr. ....................
Jack D. McCarthy..........  58    Senior Vice President -- Finance            01-01-92
                                  (Principal Financial Officer)
William G. von Glahn......  57    Senior Vice President and General           08-01-96
                                  Counsel
Gary R. Belitz............  51    Controller (Principal Accounting            01-01-92
                                  Officer)
Steven J. Malcolm.........  52    President and Chief Executive Officer --    12-01-98
                                    Williams Energy Services
Howard E. Janzen..........  47    President and Chief Executive Officer --    02-11-97
                                    Williams Communications Group, Inc.
Cuba Wadlington, Jr. .....  57    President and Chief Executive Officer --    01-01-00
                                    Williams Gas Pipeline Company

     Except for Mr. Johnson, all of the above officers have been employed by Williams or its subsidiaries as officers or otherwise for more than five years and have had no other employment during the period. Prior to joining Williams, Mr. Johnson held various officer positions with Amoco Corporation for more than five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Williams' common stock is listed on the New York and Pacific Stock exchanges under the symbol "WMB." At the close of business on December 31, 2000, Williams had approximately 14,272 holders of record of its Common Stock. The high and low closing sales price ranges (composite transactions) and dividends declared by quarter for each of the past two years are as follows:

                                              2000                         1999
                                   --------------------------   --------------------------
QUARTER                             HIGH     LOW     DIVIDEND    HIGH     LOW     DIVIDEND
-------                            ------   ------   --------   ------   ------   --------
1st..............................  $48.69   $30.31     $.15     $40.50   $29.50     $.15
2nd..............................  $44.50   $35.50     $.15     $53.13   $39.00     $.15
3rd..............................  $47.63   $39.98     $.15     $45.25   $35.81     $.15
4th..............................  $44.06   $31.81     $.15     $39.69   $28.06     $.15

     Terms of certain subsidiaries' borrowing arrangements limit the transfer of funds to Williams. These terms have not impeded, nor are they expected to impede, Williams' ability to meet its cash flow needs.

ITEM 6. SELECTED FINANCIAL DATA

     The following financial data as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from the Company's financial records. Certain amounts below have been restated or reclassified (see Note 1). Information concerning significant trends in the financial condition and results of operations is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 39 through 56 of this report.

                                          2000        1999        1998        1997        1996
                                        ---------   ---------   ---------   ---------   ---------
                                                  (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues(1)...........................  $10,398.0   $ 7,171.6   $ 6,019.4   $ 7,048.4   $ 6,285.4
Income from continuing
  operations(2).......................      873.2       172.4       163.5       374.5       480.7
Income (loss) from discontinued
  operations(3).......................     (348.9)      (16.2)      (36.4)       56.0        (8.1)
Extraordinary gain (loss)(4)..........         --        65.2        (4.8)      (79.1)         --
Diluted earnings per share:
  Income from continuing operations...       1.95         .39         .36         .86        1.11
  Income (loss) from discontinued
     operations.......................       (.78)       (.04)       (.08)        .14        (.02)
  Extraordinary gain (loss)...........         --         .15        (.01)       (.19)         --
Total assets at December 31...........   40,197.0    24,975.3    18,366.2    15,789.4    14,502.5
Long-term obligations at December
  31..................................   10,342.4     9,230.0     6,364.4     5,226.0     4,984.3
Williams obligated mandatorily
  redeemable preferred securities of
  Trust at December 31................      189.9       175.5          --          --          --
Stockholders' equity at December
  31(5)...............................    5,892.0     5,585.2     4,257.4     4,237.8     4,036.9
Cash dividends per common share.......        .60         .60         .60         .54         .47

---------------

(1) See Note 1 for discussion of the 1998 change in the reporting of certain marketing activities from a "gross" basis to a "net" basis consistent with fair value accounting.

(2) See Note 5 for discussion of asset sales, impairments and other accruals in 2000, 1999 and 1998. Income from continuing operations in 1997 includes a $22.7 million pre-tax loss related to the sale of Williams' learning content business and a $66 million pre-tax gain on the sale of Williams' interest in the natural gas liquids and condensate reserves in the West Panhandle field in Texas. Income from continuing operations in 1996 includes a $15.7 million pre-tax gain from the sale of certain communications rights and a $20.8 million pre-tax gain from the sale of certain propane and liquid fertilizer assets.

(3) See Note 3 for the discussion of the 2000, 1999 and 1998 losses from discontinued operations. The loss from discontinued operations for 1997 and 1996 relates to divestiture of Williams' Solutions segment and the sale of the MAPCO coal business.

(4) See Note 7 for discussion of the 1999 extraordinary gain and 1998 extraordinary loss. The extraordinary loss for 1997 relates to the early retirement of $1.3 billion of debt.

(5) See Note 16 for discussion of the 1999 issuance of subsidiary's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In January 2001, the board of directors of Williams authorized a plan for its management to divest operations that previously comprised the Communications Solutions segment. As a result, the consolidated financial statements have been restated to present the Communications Solutions segment as discontinued operations. Unless otherwise indicated, the following discussion and analysis of results of operations, financial condition and liquidity relates to the continuing operations of Williams and should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

  2000 vs. 1999

     Consolidated Overview. Williams' revenues increased $3.2 billion, or 45 percent, due primarily to higher Energy Services' revenues from natural gas and electric power services, increased petroleum products and natural gas liquids average sales prices and sales volumes and the contribution from Canadian operations acquired in fourth quarter 2000. Revenues also increased due to growth in Communications' voice and data services. Partially offsetting these increases were lower fleet management, retail natural gas, electric and propane revenues at Energy Services following the 1999 sales of these businesses and lower Communications' dark fiber lease revenues.

     Segment costs and expenses increased $2.3 billion, or 38 percent, due primarily to higher costs related to increased petroleum products and natural gas liquids average purchase prices and volumes purchased and costs related to the Canadian operations acquired in fourth quarter 2000. Also contributing to the increases were higher costs and expenses from growth of Communications' Network operations and infrastructure, higher variable compensation levels associated with improved performance at Energy Services and higher impairment charges and guarantee loss accruals at Energy Services. Partially offsetting these increases were lower fleet management, retail natural gas, electric and propane costs following the sales of these businesses in 1999.

     Operating income increased $877.2 million, or 98 percent, due primarily to a $1 billion increase at Energy Services and a $44 million increase at Gas Pipeline, partially offset by $191 million higher losses at Communications. Energy Services' increase reflects improved natural gas and electric power services margins and higher per-unit natural gas liquids margins, partially offset by higher variable compensation levels and the higher impairment charges and guarantee loss accruals in 2000. Gas Pipeline's increase reflects increased transportation demand revenues, higher equity investment earnings and the net effect of reductions to rate refund liabilities in 2000 over 1999. The increased losses at Communications reflect losses associated with providing customer services prior to completion of the new network, higher depreciation and network lease expense as the network is brought into service and higher selling, general and administrative expenses including costs associated with infrastructure growth and improvement.

     Income from continuing operations before income taxes and extraordinary gain (loss) increased $1,093.6 million, from $333.6 million in 1999 to $1,427.2 million in 2000, due primarily to $877 million higher operating income and $370 million higher investing income. The increase in investing income resulted from a $214.7 million gain from the conversion of Williams' common stock investment in Concentric Network Corporation for common stock of XO Communications, Inc. (formerly Nextlink Communications, Inc.) pursuant to a merger of those two companies in June 2000, net gains totaling $94.5 million from the sale of certain marketable equity securities, a $16.5 million gain on the sale of a portion of the investment in ATL-Algar Telecom Leste S.A. (ATL) and higher interest income, partially offset by $34.5 million of losses related to write-downs of certain cost basis and equity investments. Also partially offsetting the above increases was $196.1 million higher net interest expense reflecting increased debt in support of continued expansion and new projects.

GAS PIPELINE

     Gas Pipeline's revenues increased $74.6 million, or 4 percent, due primarily to $74 million of rate refund liability reductions associated mainly with a favorable FERC order received in March 2000 by Transcontinental Gas Pipe Line (Transco) related to the rate-of-return and capital structure issues in a regulatory proceeding. Revenues also increased due to $68 million higher gas exchange imbalance settlements (offset in costs and operating expenses), $23 million higher transportation demand revenues at Transco, $18 million higher equity investment earnings from pipeline joint venture projects and $14 million higher storage revenues. Partially offsetting the increases were a total of $66 million of reductions to rate refund liabilities in 1999 by four of the gas pipelines resulting primarily from second and fourth-quarter 1999 regulatory proceedings and $57 million lower reimbursable costs passed through to customers (offset in costs and operating expenses).

     Segment profit increased $44.2 million, or 6 percent, due to $23 million higher transportation demand revenues at Transco, $18 million higher equity investment earnings, $11 million lower general and administrative expenses and $8 million net effect of rate refund liability reductions discussed above. The lower general and administrative costs reflect lower professional services costs associated with year 2000 compliance work, efficiencies realized from the headquarters consolidation of two of the pipelines and other cost reduction initiatives and the effect of a $2.3 million accrual in 1999 for damages associated with two pipeline ruptures in the northwest, partially offset by expenses related to the headquarters consolidation. Partially offsetting the segment profit increases were $10 million higher depreciation expense primarily due to increased property, plant and equipment, higher charitable contributions in 2000 and $6 million of accruals for gas exchange imbalances.

ENERGY SERVICES

     Energy Marketing & Trading's revenues increased $912.4 million, or 138 percent, due to a $1,073 million increase in trading revenues partially offset by a $161 million decrease in non-trading revenues. The $1,073 million increase in trading revenues is due primarily to higher natural gas and electric power services margins. The higher gas and electric power services margins reflect the benefit of price volatility and increased demand for ancillary services, primarily in the western region of the United States, expanded price risk management services including higher structured transactions margins, increased overall market demand and increased trading volumes. The increased trading volumes and price risk management services reflect the expansion of the power trading portfolio to include an additional 2,350 megawatts from contracts giving Energy Marketing & Trading the right to market combined capacity from three power generating plants which were signed in late 1999 and early 2000. At December 31, 2000, Energy Marketing & Trading had rights to market 7,000 megawatts of electric generation capacity for periods ranging from 15 to 20 years. Of the 7,000 megawatts, approximately 4,000 megawatts are from facilities in California.

     The $161 million decrease in non-trading revenues is due primarily to $226 million lower revenues following the sale of the retail natural gas, electric and propane businesses in 1999, partially offset by $19 million higher revenues from a distributed power generation business that was transferred from Petroleum Services during 2000 and $33 million higher natural gas liquids revenues resulting from higher average sales prices and volumes attributable to a petrochemical plant that was acquired by Williams in early 1999.

     Costs and operating expenses decreased $129 million, or 30 percent, due primarily to lower natural gas, electric and propane cost of sales and operating expenses of $112 million and $91 million, partially offset by $20 million higher cost of sales and operating expenses relating to the distributed power generation business and $25 million higher natural gas liquids cost of sales attributable to the petrochemical plant. These variances are associated with the corresponding changes in non-trading revenues discussed above.

     Other expense -- net changed unfavorably from income of $23 million in 1999 to expense of $48 million in 2000. The expense for 2000 includes $47.5 million of guarantee loss and impairment accruals (see Note 5 of Notes to Consolidated Financial Statements) and a $16 million impairment of assets to fair value based on expected net proceeds related to management's decision and commitment to sell its distributed power generation business. Partially offsetting these 2000 charges was a $12.4 million gain on the sale of certain natural gas liquids contracts. Other expense -- net in 1999 includes a $22.3 million gain on the sale of retail natural gas and electric operations (see Note
5).

     Segment profit increased $903.9 million, from $104 million in 1999 to $1,007.9 million in 2000, due primarily to $1,073 million higher trading margins primarily related to natural gas and electric power services. Partially offsetting the higher margins were $66 million higher selling, general and administrative costs, the $47.5 million guarantee loss and impairment accruals, the $16 million impairment of the distributed power generation business, the $22.3 million gain in 1999 on sale of retail natural gas and electric operations and a $23 million lower contribution from retail natural gas, electric and propane following the sale of those businesses in 1999. The higher selling, general and administrative costs primarily reflect higher variable compensation levels associated with improved operating performance, partially offset by $40 million of selling, general and administrative costs related to the retail natural gas, electric and propane businesses sold in 1999.

     Exploration & Production's revenues increased $104.1 million, or 55 percent, due primarily to $65 million from increased average natural gas sales prices (net of the effect of hedge positions), $35 million associated with increases in both company-owned production volumes and marketing volumes from the Williams Coal Seam Gas Royalty Trust and royalty interest owners and an $8 million contribution in first-quarter 2000 of oil and gas properties acquired in April 1999. Exploration and Production hedged approximately 50 percent of production in 2000 and has entered into contracts that hedge approximately 70 percent of 2001 estimated production. The future contracted hedge prices are at prices lower than the spot market prices of natural gas at the end of 2000; however, the contracted hedged prices are higher than Exploration & Production's realized average natural gas price for 2000.

     Other expense -- net in 2000 includes a $6 million impairment charge relating to management's decision to sell certain gas producing properties. The charge represents the impairment of the assets to fair value based on expected net proceeds. Other expense -- net in 1999 includes a $14.7 million gain from the sale of certain interests in gas producing properties which contributed $2 million to segment profit in 1999 and a $7.7 million gain from the sale of certain other properties.

     Segment profit increased $22.6 million, or 57 percent, due primarily to the higher revenues discussed previously, partially offset by $43 million higher gas purchase costs related to the marketing of natural gas from the Williams Coal Seam Gas Royalty Trust and royalty interest owners, $22 million of gains on sales of assets in 1999, $10 million higher production-related taxes and the $6 million impairment charge in 2000.

     Midstream Gas & Liquids' revenues increased $491.9 million, or 48 percent, due primarily to $267 million higher natural gas liquids sales from processing activities and $183 million in revenues from Canadian operations purchased in October 2000. The liquids sales increase reflects $172 million from a 49 percent increase in average natural gas liquids sales prices and $95 million from a 37 percent increase in volumes sold. The increase in natural gas liquids sales volumes result from improved liquids market conditions in 2000 and a full year of results from a plant which became operational in June 1999. The $183 million of revenues from the Canadian operations consist primarily of $165 million in natural gas liquids sales and $15 million of processing revenues. In addition, revenues increased due to $24 million higher natural gas liquids pipeline transportation revenues associated with increased shipments following improved market conditions and the completion of the Rocky Mountain liquids pipeline expansion in November 1999 and $8 million lower equity investment losses, mainly from the Discovery pipeline project.

     Costs and operating expenses increased $412 million, or 60 percent, due primarily to the $183 million of expenses related to the Canadian operations, $147 million higher liquids fuel and replacement gas purchases, $17 million higher power costs related to the natural gas liquids pipeline, $17 million in higher gathering and processing fuel costs due to increased natural gas prices and a full year of operation for two processing facilities, $15 million higher transportation, fractionation, and marketing expenses related to the higher natural gas liquid sales, $14 million higher depreciation expense, and $12 million of losses associated with certain propane storage transactions.

     General and administrative expenses increased $11 million, or 11 percent, due primarily to $12 million of reorganization costs and $3 million associated with the Canadian operations purchased in 2000. The

$12 million of reorganization costs relate to the reorganization of Midstream's operations including the consolidation in Tulsa of certain support functions previously located in Salt Lake City and Houston. In connection with this, Williams offered certain employees enhanced retirement benefits under an early retirement incentive program in first-quarter 2000, and incurred severance, relocation and other exit costs.

     Segment profit increased $72.7 million, or 32 percent, due primarily to $81 million from higher per-unit natural gas liquids margins, $24 million from increased natural gas liquids volumes sold, $8 million lower equity investment losses and $6 million from the natural gas liquids pipeline. Partially offsetting these increases to segment profit were $14 million higher depreciation expense, $17 million higher gathering and processing fuel costs, $12 million of propane storage losses and $11 million higher general and administrative expenses.

     Petroleum Services' revenues increased $1,646 million, or 55 percent, due primarily to $1,376 million higher refinery revenues (including $240 million higher intra-segment sales to the travel centers/convenience stores which are eliminated) and $455 million higher travel center/convenience store sales. The $1,376 million increase in refinery revenues reflects $1,113 million from 59 percent higher average refined product sales prices and $263 million from a 16 percent increase in refined product volumes sold. The increase in refined product volumes sold follows refinery expansions and improvements in mid-to-late 1999 and May 2000 which increased capacity. The $455 million increase in travel center/convenience store sales reflects $260 million from 32 percent higher average gasoline and diesel sales prices, $171 million primarily from a 64 percent increase in diesel sales volumes and $24 million higher merchandise sales. The increase in diesel sales volumes and the higher merchandise sales reflect the opening of 8 new travel centers since fourth-quarter 1999. Williams plans to open or acquire 24 travel centers in 2001. Slightly offsetting these increases were $91 million lower fleet management revenues following the sale of a portion of such operations in late 1999, $21 million lower distribution revenues due to a reduction of the propane trucking operations and $16 million lower pipeline construction revenues following substantial completion of the Longhorn pipeline project. This refined products pipeline, in which Williams has a 31.5 percent ownership, is awaiting environmental and regulatory approvals and operations are expected to commence in 2002.

     In December 2000, Williams signed an agreement to sell 198 of its convenience stores, primarily in the Tennessee metropolitan areas of Memphis and Nashville. Revenues related to these convenience stores for 2000 and 1999 were $466 million and $453 million, respectively. The sale is expected to close in the first half of 2001.

     Costs and operating expenses increased $1,585 million, or 58 percent, due primarily to $1,349 million higher refining costs and $470 million higher travel center/convenience store costs (including $240 million higher intra-segment purchases from the refineries which are eliminated). The $1,349 million increase in refining costs reflects $1,088 million from higher crude supply costs and other related per-unit cost of sales, $221 million associated with increased volumes sold and $40 million higher operating costs at the refineries. The $470 million increase in travel center/convenience store costs includes $273 million from higher average gasoline and diesel purchase prices, $159 million primarily from increased diesel sales volumes and $38 million higher store operating costs. Slightly offsetting these increases were $101 million lower fleet management operating costs following the sale of a portion of such operations in late 1999, $18 million lower cost of distribution activities following a reduction of the propane trucking operations and $14 million lower pipeline construction costs following substantial completion of the Longhorn pipeline project.

     Segment profit increased $24.8 million, or 15 percent, due primarily to $42 million from increased refined product volumes sold and $25 million from increased per-unit refinery margins, partially offset by $40 million higher operating costs at the refineries. In addition, segment profit increased $18 million from bio-energy operations primarily reflecting increased ethanol sales prices and volumes, $13 million from increased terminalling activities following the 1999 acquisition, $10 million from the absence of certain fleet management losses in 2000, $8 million from Williams' interest in the TransAlaska Pipeline System acquired in late June 2000 and $8 million from activities at the petrochemical plant acquired in March 1999. Partially offsetting these increases to segment profit were a $6 million lower contribution from transportation activities and a lower contribution from the travel centers/convenience stores which had $38 million higher operating costs offset partially by a $24 million increase in gross profit on merchandise sales. In addition, segment profit in 2000 was decreased by $12 million higher selling, general and administrative expense and a $25 million unfavorable change in other expense -- net. Other expense -- net for 2000 includes a $12 million impairment charge related to end-to-end mobile computing systems and a $7 million write-off of a retail software system. The impairment charge results from management's decision to sell certain of its end-to-end mobile computing systems and represents the impairment of the assets to fair value based on expected net sales proceeds. The primary component in other expense -- net for 1999 was a $6.5 million favorable effect of settlement of transportation pipeline rate case issues.

COMMUNICATIONS

     Williams has announced that its board of directors has authorized its management to take steps that may lead to a tax-free distribution of shares of Williams Communications' shares held by Williams to its shareholders. Assuming that market conditions and other factors continue to support such a tax-free spin-off, Williams has announced that its board of directors would expect to vote during the first part of 2001 to set a record date, the ratio of a share of Williams Communications stock that will be issued for each share of Williams stock, and to direct the distribution of Williams Communications shares. Certain of Williams' and Williams Communications' debt agreements include covenants or other restrictions that would require amendment or waivers from lenders before a spin-off could be completed.

     While no final decision has been made whether to separate the businesses, Williams, in an effort to strengthen Williams Communications capital structure, has contributed an outstanding promissory note from Williams Communications of approximately $975 million and certain other assets, including a building under construction, in exchange for 24.3 million newly issued common shares of Williams Communications. Williams is also evaluating several credit support mechanisms to further enable Communications to obtain the capital needed to allow it to continue to execute its growth plan and business strategy.

     Network's revenues increased $269.8 million, or 61 percent, due primarily to $312 million from growth in voice and data services provided to customers, partially offset by $47 million lower revenues from dark fiber leases accounted for as sales-type leases on the new fiber-optic network and $14 million lower revenue from an Australian telecommunications operation. Approximately 50 percent of the increase in voice and data revenues is attributable to SBC Communications, Inc. (SBC). The increase in SBC revenues is primarily related to the decision by the Federal Communications Commission, announced at the end of second-quarter 2000, allowing SBC to sell long-distance service in Texas.

     Costs and operating expenses increased $405 million, or 89 percent, due primarily to $204 million higher off-net capacity and local access connection costs associated with providing increased customer services, $94 million higher depreciation expense as portions of the new network are placed into service, $64 million higher operating and maintenance expenses to support increased revenues and future revenue streams and $52 million higher network lease expense for the leased portion of the network, partially offset by $25 million lower construction costs associated with dark fiber leases accounted for as sales-type leases and $12 million decreased operating expenses from an Australian telecommunications operation.

     Selling, general and administrative expenses increased $96 million, or 64 percent, due primarily to costs associated with adding resources and infrastructure required to increase and serve a growing customer base as more of the network is installed and lit.

     Segment loss decreased $52.9 million, or 32 percent, due primarily to a $214.7 million gain from the conversion of Williams' shares of Concentric Network Corporation's common stock into shares of XO Communications, Inc.'s (formerly NEXTLINK Communications, Inc.) common stock pursuant to a merger of those companies in June 2000 and net gains totaling $93.7 million from the sales of certain marketable equity securities (see Note 4), partially offset by $146 million higher depreciation and network lease expense, $96 million higher selling, general and administrative expenses, and $27 million in write-downs of cost-basis and equity method investments resulting from management's estimate of the permanent decline in the value of these investments (see Note 4).

     Broadband Media's revenues decreased $4.7 million due primarily to $11 million of equity investment losses in 2000 partially offset by higher revenues from media distribution and video transmission services. The equity losses reflect the change in accounting for an investment beginning in first quarter 2000 from consolidation to equity method accounting as ownership fell below 50 percent and Williams no longer exercised control over the operations.

     Segment loss increased $17 million, due primarily to the $11 million of equity investment losses and $7 million higher selling, general and administrative costs.

     Strategic Investments' revenues decreased $22.6 million due primarily to the $35.4 million effect of businesses that have been sold or otherwise exited, primarily audio and video conferencing and closed-circuit video broadcasting businesses, partially offset by $13 million lower equity investment losses following the first-quarter 2000 sale of a portion of the investment in ATL-Algar Telecom Leste S.A. (ATL). Revenues for 2000, which are negative, represent $14 million of equity investment losses from ATL.

     Costs and operating expenses decreased $26 million and selling, general and administrative expenses decreased $16 million due primarily to the sale of the audio and video conferencing and closed-circuit video broadcasting businesses.

     Other expense -- net in 1999 includes a $28.4 million loss related to the sales of certain audio- and video-conferencing and closed circuit video broadcasting businesses (see Note 5) and $5.5 million of asset impairment charges related to management's decision to abandon the wireless remote monitoring, meter reading equipment and related services business.

     Segment loss decreased $57.5 million from a $65.4 million loss in 1999, due primarily to $33.9 million of losses, asset impairment charges and exit costs in 1999 relating to management's decision and commitment to sell the audio and video conferencing and closed-circuit video broadcasting businesses (see Note
5), a $16.5 million gain on the sale of a portion of the investment in ATL in the first quarter of 2000 (see Note 4), $13 million lower equity investment losses, a $14 million income effect of businesses that were generating losses that have been sold or otherwise exited, and $3.7 million of dividends from a telecommunications investment. These were partially offset by $9.4 million of dividends in 1999 from a telecommunications investment and a $7.5 million writedown in 2000 of a cost basis investment resulting from management's estimate of the permanent decline in the value of this investment (see Note 4).

OTHER

     Other revenues increased $26.5 million, or 23 percent, due primarily to $17 million higher Venezuelan gas compression revenues reflecting higher volumes in 2000 following operational problems experienced in first-quarter 1999 and $8 million of improved international equity investment earnings.

     Segment profit increased $10.4 million from $8.4 million in 1999 to $18.8 million in 2000, due primarily to $14 million increased operating income from Venezuelan gas compression operations and $8 million higher international equity investment earnings, partially offset by a $7 million operating loss due to early startup costs of soda ash production operations, $4 million of equity earnings in 1999 related to an equity investment which was transferred to Gas Pipeline in mid 1999 and $2 million in foreign currency transaction losses. The $8 million improved international equity investment earnings reflect the change in accounting for an equity investment to a cost basis investment following a reduction of management influence and higher equity earnings from a South American equity investment. These increases to equity earnings were partially offset by higher equity losses from a Lithuanian refinery, pipeline and terminal investment acquired in fourth-quarter 1999, which continues to be challenged in obtaining market priced crude oil supplies and has not yet consummated any long-term supply contracts.

CONSOLIDATED

     General corporate expenses increased $14.9 million, or 20 percent and include $6.3 million and $5.5 million in 2000 and 1999, respectively, of general corporate costs which would have otherwise been allocated to a discontinued operation. Interest accrued increased $342.4 million, or 51 percent due primarily to the $195 million effect of higher borrowing levels combined with the $136 million effect of higher average interest rates. These increases reflect the issuance of $1 billion of high-yield debt in August 2000 by Communications, issuance of $2 billion of high-yield public debt in October 1999 by Communications, and higher short-term borrowing towards the end of 2000. Interest capitalized increased $146.3 million, from $69.8 million in 1999 to $216.1 million in 2000, due primarily to increased capital expenditures for the fiber-optic network. Investing income increased $369.6 million, from $68.5 million in 1999 to $438.1 million in 2000, due primarily to $328.6 million of net gains from sales/conversion of investments and dividends previously discussed within Communications' segment profit and $64 million higher interest income associated primarily with the temporary investment of proceeds from Communications' equity and debt offerings, partially offset by $34.5 million related to writedowns of certain cost basis and equity investments (previously discussed in Communications' segment profit).

     Minority interest in (income) loss and preferred returns of consolidated subsidiaries changed $29.7 million from a loss of $17.7 million in 1999 to $12 million of income in 2000. The change is due primarily to the effect of the 14.7 percent minority ownership interest in losses at Communications following the October 1999 initial public offering, partially offset by preferred returns related to Williams obligated mandatorily redeemable preferred securities issued in December 1999.

     The provision for income taxes increased $392.8 million, from $161.2 million in 1999 to $554 million in 2000, due to higher pre-tax income, partially offset by a lower effective income tax rate. The effective income tax rate in 2000 exceeds the federal statutory rate due primarily to the effects of state income taxes. The effective income tax rate in 1999 is significantly higher than the federal statutory rate due primarily to the effects of state income taxes, losses of foreign entities not deductible for U.S. tax purposes, and the impact of goodwill not deductible for tax purposes related to assets impaired during the second quarter of 1999 (see Notes 4 and 6).

     Loss from discontinued operations in 2000 includes an $89.1 million after-tax loss from operations of Communications Solutions and a $259.8 million estimated after-tax loss on disposal of Communications Solutions. The $16.2 million loss from discontinued operations in 1999 represents the after-tax loss from operations of Communications Solutions. The increase in the after-tax loss from operations of Communications Solutions results from a decrease in gross profit due to decreased revenues consistent with the overall slowdown in the telecommunications equipment distribution industry combined with increased installation and service costs, an increase in the provision for doubtful accounts of $35.5 million reflecting an increase in aged receivables, a cumulative effect of a change in accounting principle of $21.6 million, partially offset by a decrease in selling, general and administrative expenses and higher minority interest in the losses as a result of the 1999 WCG public offering. The after-tax loss on disposal includes estimated operating losses until completion of the sale, estimated losses upon the ultimate sale of the segment and estimated exit costs (see Note 3).

     The $65.2 million 1999 extraordinary gain results from the sale of Williams' retail propane business (see Note 7).

  1999 vs. 1998

     Consolidated Overview. Williams' revenues increased $1,152 million, or 19 percent, due primarily to higher revenues from increased petroleum products and natural gas liquids sales volumes and average sales prices, increased revenues from retail natural gas and electric activities following a late 1998 acquisition, higher natural gas services revenues and increases in Communications' dark fiber lease revenues and new business growth. In addition, revenues increased due to the acquisition of a petrochemical plant in 1999, higher revenues from fleet management and mobile computer technology operations and reductions of rate refund liabilities at Gas Pipeline. Partially offsetting these increases were the effects of reporting certain revenues net of costs within Energy Services beginning April 1, 1998 (see Note 1), lower pipeline construction revenues and lower electric power services revenues reflecting, in part, the designation of an electric power contract as trading following the adoption in 1999 of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

     Segment costs and expenses increased $1,039 million, or 20 percent, due primarily to higher costs related to increased petroleum products and natural gas liquids volumes purchased and average purchase prices, higher retail natural gas and electric costs following a late 1998 acquisition, higher costs and expenses from growth of Communications' Network operations and infrastructure, $33.9 million of 1999 losses and asset impairments at Communications, increased fleet management and mobile computer technology operations and higher selling, general and administrative expenses. Partially offsetting these increases were the effects of reporting certain costs net in revenues within Energy Services beginning April 1, 1998 (see Note 1), lower electric power services costs, lower pipeline construction costs and $45 million of gains from asset sales by Energy Services in 1999 other expense -- net. In addition, 1998 included $80 million of MAPCO merger-related costs (including $29 million within general corporate expenses) (see Note 2), a $58.4 million charge at Gas Pipeline related to certain long-term gas supply contracts, $29 million of asset write-downs at Communications and $31 million of retail natural gas and electric credit loss accruals and asset impairments at Energy Services.

     Operating income increased $133 million, or 17 percent, due primarily to increases at Energy Services and Gas Pipeline of $105 million and $87 million, respectively, and the effect in 1998 of MAPCO merger-related costs totaling $80 million, partially offset by $123 million higher losses at Communications. Energy Services' increase reflects improved natural gas trading activities, increased natural gas liquids volumes and margins, $45 million in gains from the sales of assets and the effect in 1998 of $31 million of retail natural gas and electric credit loss accruals and asset impairments, partially offset by higher selling, general and administrative expenses and lower results from electric power trading activities and retail petroleum operations. Gas Pipeline's increase reflects the net favorable revenue effect of 1999 and 1998 adjustments associated with regulatory and rate issues and the effect of the $58.4 million charge in 1998 related to certain long-term gas supply contracts. The additional losses at Communications reflect higher selling, general and administrative expenses, including costs associated with infrastructure growth and improvement, losses experienced from providing customer services prior to completion of the new network and $31 million higher losses from start-up activities of Australian and Brazilian communications operations.

     Income from continuing operations before income taxes and extraordinary gain (loss) increased $54 million, or 19 percent, due primarily to $133 million higher operating income, $44 million of higher investing income and the effect of 1998 litigation loss accruals and other settlement adjustments totaling $11 million, partially offset by $115 million higher net interest expense reflecting increased debt in support of continued expansion and new projects.

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

     Segment costs and expenses increased $59.9 million, or 6 percent, due primarily to the higher gas exchange imbalance settlements and reimbursable costs which are passed through to customers, $13 million higher general and administrative expenses and $9 million higher depreciation and amortization related mainly to pipeline expansions. These increases were partially offset by the effect of a $58.4 million charge in 1998 (included in other expense -- net) related to certain long-term gas supply contracts entered into in 1982. The charge represented natural gas costs incurred in prior years that will not be recoverable from customers. General and administrative expenses increased primarily from information systems initiatives, higher labor and benefits costs, a $2.3 million accrual for damages associated with two pipeline ruptures in the northwest and the $2 million write-off of previously capitalized software development costs.

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

ENERGY SERVICES

     Energy Marketing & Trading's revenues increased $9.3 million, or 1 percent, due to a $101.5 million increase in trading revenues partially offset by a $92.2 million decrease in non-trading revenues. The $101.5 million increase in trading revenues is due primarily to $61 million higher natural gas trading margins, which reflect $61 million of favorable contract settlements in 1999 and increased trading volumes and per-unit margins, partially offset by the effect in 1998 of certain favorable contract settlements and terminations totaling $24 million. In addition, natural gas liquids margins increased $23 million associated mainly with increased physical trading activities and electric power trading margins increased $14 million. The electric power trading margin increase reflects the designation of a southern California electric power services contract as trading in accordance with EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which was adopted first-quarter 1999, the recognition of $7 million of revenue associated with a 1998 contractual dispute which was settled in 1999 and increased trading activity. Largely offsetting these electric power trading revenue increases were lower demand for electricity in southern California in 1999 compared to 1998 due to cooler summer temperatures in 1999.

     The $92.2 million non-trading revenue decrease is due primarily to $211 million lower electric power services revenues primarily related to the designation of a southern California electric power services contract as trading in 1999 (discussed above). Partially offsetting this decrease were retail natural gas and electric revenues which increased $131 million resulting primarily from the late 1998 acquisition of Volunteer Energy. Additionally, natural gas liquids revenues decreased slightly as the effect of reporting trading revenues on a net basis beginning April 1, 1998, for certain operations previously reported on a "gross" basis was substantially offset by $111 million contributed by activity from a petrochemical plant acquired early in 1999.

     Cost of sales associated with non-trading activities decreased $49.3 million, or 13 percent, due primarily to $156 million lower electric power services costs which reflect the designation of such costs as trading in 1999 (discussed above), partially offset by higher costs for retail natural gas and electric operations of $120 million. These variances are associated with the corresponding changes in non-trading revenues discussed above.

     Segment profit increased $69.0 million, to $104 million in 1999, due primarily to the $61 million higher natural gas trading margins, $34 million higher natural gas liquids net revenues, a $22.3 million gain on the sale of the retail natural gas and electric operations in 1999 and the effect in 1998 of $14 million of asset impairments related to the decision to focus the retail natural gas and electric business from sales to small commercial and residential customers to large end users. These increases were partially offset by $40 million lower electric power services net revenues, $21 million higher selling, general and administrative expenses and $8 million higher retail propane operating expenses. The higher selling, general and administrative expenses reflect higher compensation levels associated with improved operating performance, growth in electric power trading operations, the Volunteer Energy acquisition in late 1998 and increased activities in the areas of human resources development, investor/media/customer relations and business development, partially offset by the effect in 1998 of a $17 million credit loss accrual.

     Energy Marketing & Trading's revenues and costs and expenses for 1999 included $140.5 million and $145.3 million, respectively, from the Volunteer Energy operations sold in 1999. In addition, Energy Marketing & Trading sold its retail propane business, Thermogas Company, previously a subsidiary of MAPCO Inc., to Ferrellgas Partners L.P. on December 17, 1999 (see Note 7). The sale yielded an after-tax gain of $65.2 million, which is reported as an extraordinary gain. Retail propane revenues and costs and expenses were $244.1 million and $257.2 million, respectively, for 1999.

     Exploration & Production's revenues increased $50.8 million, or 37 percent, due primarily to $22 million from increased average natural gas sales prices, $20 million associated with increases in both company-owned production volumes and marketing volumes from the Williams Coal Seam Gas Royalty Trust and royalty interest owners and $17 million from oil and gas properties acquired in April 1999. Partially offsetting was an $11 million decrease in the recognition of income previously deferred from a 1997 transaction which transferred certain nonoperating economic benefits to a third party. Company-owned production has increased due mainly to a drilling program initiated in the San Juan basin in 1998 and 1999 and the April 1999 acquisition.

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

     Petroleum Services' revenues increased $500.4 million, or 20 percent, due primarily to $385 million higher refinery revenues (including $99 million higher intra-segment sales to the travel centers/convenience stores which are eliminated), $166 million higher travel center/convenience store sales, $74 million higher revenues from growth in fleet management and mobile computer technology operations, $26 million in revenues from a petrochemical plant acquired in March 1999 and $23 million in revenues from terminalling operations acquired in January and August 1999. Partially offsetting these increases was a $90 million decrease in pipeline construction revenues following substantial completion of the project. The $385 million increase in refinery revenues includes a $307 million increase from 23 percent higher average sales prices and a $73 million increase from 6 percent higher refined product volumes sold. The increase in refined product volumes sold follows refinery expansions and improvements in mid-1999 and late-1998 which increased capacity. The $166 million increase in travel center/convenience store sales reflects $79 million from a

16 percent increase in gasoline and diesel sales volumes, $52 million from an 8 cent per gallon increase in average gasoline and diesel sales prices and $35 million higher merchandise sales. Both the number of travel centers/convenience stores and average per-store sales in 1999 increased as compared to 1998.

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

     Selling, general and administrative expenses increased $23.4 million, or 23 percent, due, in part, to increased media/customer relations activities, business development and the additional terminals and travel centers in 1999.

     Segment profit increased $18.3 million, or 12 percent, due primarily to the effects of a $15.5 million accrual in 1998 for potential refunds to transportation customers following a court ruling requiring such refunds and the settlement in 1999 of this litigation for $6.5 million less than accrued. In addition, segment profit increased due to $14 million from increased refined product volumes sold, $12 million from activities at the petrochemical plant acquired in March 1999, $10 million from increased terminalling activities following the 1999 acquisitions and $4 million from increased per unit refinery margins. Also contributing to increased segment profit were $7 million from higher gasoline and diesel sales volumes, $7 million higher gross profit from increased travel center/convenience store merchandise activity, $5 million of margins on product sales from transportation, $5 million of refinery-related storage fee revenue and the recovery of $4 million of environmental expenses previously incurred. Largely offsetting these increases were $27 million and $23 million of increased operating costs at the travel centers/convenience stores and the refineries, respectively, and $23 million higher selling, general and administrative expenses.

COMMUNICATIONS

     Network's revenues increased $233.5 million, or 113 percent, due primarily to $154 million of business growth from data and switched voice services, $45 million increased revenue from dark fiber leases accounted for as sales-type leases on the newly constructed digital fiber-optic network, $23 million higher revenue from an Australian telecommunications operation acquired in August 1998 and $16 million higher consulting and outsourcing revenues.

     Costs and operating expenses increased $275.4 million, or 154 percent, due primarily to $99 million higher off-net capacity costs associated with providing customer services prior to completion of the new network, $49 million higher operating and maintenance expenses on the newly completed portions of the network, $29 million higher construction costs associated with the dark fiber leases accounted for as sales-type leases, $28 million higher depreciation expense as portions of the new network were placed into service, $24 million higher local access connection costs, $20 million higher costs from the Australian telecommunications operation acquired in August 1998, $17 million higher costs of consulting and outsourcing services and $5 million of higher leasing costs for equipment colocation space in data centers.

     Selling, general and administrative expenses increased $88.8 million, or 149 percent, due primarily to costs associated with adding resources and infrastructure required to increase and serve a growing customer base as more of the network is installed and lit, including $20 million of costs associated with the development of voice services in 1999, and $23 million higher costs from the Australian telecommunications operation acquired in August 1998.

     Segment loss increased $132.3 million, from a $32.8 million loss in 1998 to a $165.1 million loss in 1999, due primarily to the $88.8 million increase in selling, general and administrative expenses, losses experienced from providing customer services off-net prior to completion of the new network and $28 million higher depreciation expense, slightly offset by $16 million of profit from dark fiber leases accounted for as sales-type leases.

     Broadband Media's revenues increased $1.6 million, or 1 percent, while segment loss decreased $13.1 million, or 31 percent, due primarily to improved margins and $7 million lower selling, general and administrative expenses. The lower selling, general and administrative expenses reflect the effects of facility consolidations.

     Strategic Investments' revenues decreased $25.4 million, or 75 percent, due primarily to the $15 million effect of the July 1999 sale of the audio- and video-conferencing and closed-circuit video broadcasting businesses and $12 million higher equity losses from an investment in ATL, a Brazilian telecommunications business which became operational in January 1999.

     Costs and operating expenses decreased $15.5 million, or 37 percent, and selling, general and administrative expenses decreased $15.2 million, or 40 percent, due primarily to the effect of the July 1999 sale of the audio- and video-conferencing and closed-circuit video broadcasting businesses.

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

     Segment loss decreased $5.9 million, from a $71.3 million loss in 1998 to a $65.4 million loss in 1999, due primarily to the effect of the $23.2 million asset write-down in 1998, a $16 million effect of businesses that were generating losses that have been sold or otherwise exited and $9.4 million of dividends in 1999 from international investment funds, largely offset by the $33.9 million of losses and asset impairment charges in 1999 and $12 million higher equity losses from ATL.

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

CONSOLIDATED

     General Corporate Expenses decreased $19.8 million, or 21 percent, due primarily to MAPCO merger-related costs of $29 million included in 1998 general corporate expenses. Interest accrued increased $154.3 million, or 30 percent, due primarily to the $142 million effect of higher borrowing levels including Communications' debt issuances and the July 1999 issuance of additional public debt by Williams. In addition, average interest rates were slightly higher than in 1998. These increases were slightly offset by a $26.2 million decrease in interest on rate refund liabilities including a $10.6 million favorable adjustment related to the reduction of certain rate refund liabilities in second-quarter 1999. Interest capitalized increased $39.2 million, or 128 percent, due primarily to increased capital expenditures for the fiber-optic network and pipeline construction projects and reclassifications totaling $10 million related to Williams' equity investment in the Discovery pipeline project (offset in Midstream Gas & Liquids' segment profit), partially offset by lower capital expenditures for international investments. Investing income increased $43.9 million due primarily to higher interest income associated with the investment of proceeds from Communications' equity and debt offerings and $12 million of dividends in 1999 from international investment funds (including $9.4 million previously discussed within Communications' segment profit). Other income (expense) -- net is $6.4 million favorable as compared to 1998 due primarily to 1998 litigation loss accruals and other settlement adjustments totaling $11 million related to assets previously sold.

     The $45.5 million, or 39 percent, increase in the provision for income taxes on continuing operations is the result of higher pre-tax income and a higher effective income tax rate in 1999. The effective income tax rate in 1999 exceeds the federal statutory rate due primarily to the effects of state income taxes, losses of foreign entities not deductible for U.S. tax purposes and the impact of goodwill not deductible for tax purposes related to assets sold during 1999 (see Note 6). The effective income tax rate in 1998 exceeds the federal statutory rate due primarily to the effects of state income taxes and the effects of non-deductible costs, including goodwill amortization.

     Loss from discontinued operations for 1999 reflect $16.2 million of after-tax losses from operations of Communications Solutions. Loss from discontinued operations in 1998 includes $22.1 million of after-tax losses from operations of Communications' Solutions and $14.3 million of losses in 1998 related to another business sold in 1996 (see Note 3).

     The $65.2 million 1999 extraordinary gain results from the sale of Williams' retail propane business (see Note 7). The $4.8 million 1998 extraordinary loss results from the early extinguishment of debt (see Note 7).

FINANCIAL CONDITION AND LIQUIDITY

  Liquidity

     Williams considers its liquidity to come from both internal and external sources. Certain of those sources are available to Williams (parent) and certain of its subsidiaries, while others can only be utilized by Communications. Williams' unrestricted sources of liquidity, which can be utilized by Williams (parent) and non-Communications subsidiaries without limitation under existing loan covenants, consist primarily of the following:

     - Available cash-equivalent investments of $854 million at December 31, 2000, as compared to $494 million at December 31, 1999.

     - $350 million available under Williams' $700 million bank-credit facility at December 31, 2000, as compared to $475 million at December 31, 1999 under the $1 billion bank credit facility (see Note 13).

     - $4 million available under Williams' $1.7 billion commercial paper program at December 31, 2000, as compared to $154 million at December 31, 1999 under a $1.4 billion commercial paper program.

     - Cash generated from operations.

     - Short-term uncommitted bank lines of credit may also be used in managing liquidity.

     Williams' sources of liquidity restricted to use by Communications consists primarily of the following:

     - Available cash-equivalent investments and short-term investments totaling $555 million, as compared to $1.9 billion at December 31, 1999. The short-term investments include approximately $312 million of marketable equity securities classified as available for sale.

     - Communications' $1.05 billion bank-credit facility, under which $525 million was outstanding at December 31, 2000 and no amounts were outstanding at December 31, 1999.

     At December 31, 2000, Williams had a $1.775 billion shelf registration statement effective with the Securities and Exchange Commission to issue a variety of debt or equity securities. Subsequent to the issuance of Williams common stock in January 2001 discussed below, the remaining availability on the shelf registration is approximately $400 million. In addition, there are other outstanding registration statements filed with the Securities and Exchange Commission for Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly owned subsidiary of Williams). At March 1, 2001, approximately $450 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt or equity securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. Williams believes additional financing arrangements, if required, can be obtained on reasonable terms.

     In fourth-quarter 2000, ATL closed a financing arrangement with a Brazilian development bank which provided ATL 528 million reais (approximately $270 million at December 31, 2000) in additional local currency funding of which Communications has guaranteed $100 million.

     Terms of certain borrowing agreements limit transfer of funds to Williams from its subsidiaries, including Communications as described above. The restrictions have not impeded, nor are they expected to impede, Williams ability to meet its cash requirements in the future.

     During 2001, Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash generated from operations, (2) the use of the available portion of Williams' $700 million bank-credit facility, (3) commercial paper, (4) short-term uncommitted bank lines, (5) private borrowings, (6) sale or disposal of existing businesses and/or (7) debt or equity public offerings. In addition, Communications capital and investment expenditures, debt payments and working-capital requirements are also expected to be funded through (1) the use of the available portion of its $1.05 billion facility, (2) obtaining additional credit facilities, (3) sale or disposal of existing businesses or investments and/or (4) issuance of additional debt or equity securities.

  Operating Activities

     Cash provided by continuing operating activities was: 2000 -- $538 million; 1999 -- $1.7 billion; 1998 -- $946 million. The increases in receivables and accounts payable of $1,719 million and $1,467 million, respectively, reflect increased energy commodity prices, primarily power, related to trading and other activity primarily at Energy Marketing & Trading. The $303 million increase in inventories reflects increases in the related prices of refined product, natural gas liquid, natural gas and crude oil inventories at Energy Marketing & Trading. The increase in deposits and other current assets is due primarily to an increase in deposits related to trading activities at Energy Marketing & Trading. The $428 million increase in accrued liabilities is due primarily to higher accrued payroll, deposits received from customers related to energy trading activities, accrued interest, income taxes payable and liabilities associated with the Canadian energy operations purchased in fourth quarter 2000, partially offset by the payments in 2000 of $95 million for rate refunds to natural gas customers.

  Financing Activities

     Net cash provided by financing activities was: 2000 -- $3.8 billion;
1999 -- $4.3 billion; 1998 -- $1.9 million. Long-term debt proceeds, net of principal payments, were $1.8 billion, $2.7 billion and $1.9 billion during 2000, 1999 and 1998, respectively. Notes payable proceeds, net of notes payable payments were $1.5 billion and $210 million during 2000 and 1999, respectively. Notes payable payments, net of notes payable proceeds, were $139 million during 1998. The increase in net new borrowings during 2000, 1999 and 1998 reflects borrowings to fund capital expenditures, investments and acquisitions of businesses.

     The proceeds from issuance of Williams common stock in 2000, 1999 and 1998 are primarily from exercise of stock options under the plans providing for common-stock-based awards to employees and to non-employee directors.

     In 2000, Communications issued $1 billion in long-term debt obligations consisting of $575 million in 11.7 percent notes due 2008 and $425 million in
11.875 percent notes due 2010. In October 1999, Williams Communications Group, Inc. (WCG) completed an initial public equity offering, private equity offerings and public debt offerings which yielded total net proceeds of approximately $3.5 billion. The initial public equity offering yielded net proceeds of approximately $738 million (see Note 16). Additional shares of common stock were privately sold in concurrent investments by SBC Communications Inc., Intel Corporation and Telefonos de Mexico for proceeds of $738.5 million. Concurrent with these equity transactions, WCG issued high-yield public debt of approximately $2 billion. Proceeds from the 1999 equity and debt transactions were used to repay Communications' 1999 borrowings under an interim short-term bank-credit facility and the $1.05 billion bank-credit agreement. The remaining proceeds from the 1999 transactions and the 2000 debt proceeds were used to fund 2000 Communications' operating losses, continued construction of Communications' national fiber-optic network and other capital and investment expansion opportunities.

     During 2000, Williams received net proceeds totaling $547 million from the sale of a limited liability company member interest to an outside investor (see
Note 14). In addition, WCG received net proceeds of approximately $240.5 million from the issuance of five million shares of 6.75 percent redeemable cumulative convertible preferred stock (see Note 14). During 1998, Williams received proceeds totaling $335 million from the sale of limited partnership and limited-liability company member minority interests to outside investors (see
Note 14).

     During 1999, Williams received proceeds of $175 million from the sale of Williams obligated mandatorily redeemable preferred securities (see Note 15).

     Long-term debt at December 31, 2000 was $10.3 billion, compared with $9.2 billion at December 31, 1999 and $6.4 billion at December 31, 1998. At December 31, 2000 and 1999, $800 million and $404 million, respectively, of current debt obligations were classified as non-current obligations based on Williams' intent and ability to refinance on a long-term basis. The 2000 increase in long-term debt is due primarily to $1 billion in debt issued by Communications in August 2000 and $400 million borrowed under a new three-year term bank credit facility entered into by Williams in April 2000. The long-term debt to debt-plus-equity ratio was 63.7 percent at December 31, 2000, compared to 62.3 percent and 59.9 percent at December 31, 1999 and 1998, respectively. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 70.5 percent, 65.9 percent and 64.7, respectively.

     In January, 2001, Williams issued $1.1 billion of senior unsecured debt securities of which $500 million in proceeds was used to retire temporary financing obtained in September 2000. The proceeds from the temporary financing in 2000 were used for general corporate purposes, including the repayment of commercial paper. Williams expects to use the remaining proceeds that are received from this debt offering to fund the energy-related capital program, repay debt, including a portion of floating rate notes due December 15, 2001, which were issued in December 2000 (see Note 13), construction of a building and for other general corporate purposes.

     In January 2001, Williams issued approximately 38 million shares of common stock in a public offering at $36.125 per share. Net proceeds of $1.33 billion from the offering will be used primarily to expand Williams' capacity to fund its energy-related capital program, repay commercial paper and other short-term debt, construction of a building and for general corporate purposes.

     Williams Energy Partners L.P. (WEP), a wholly owned partnership, owns and operates a diversified portfolio of energy assets. The partnership is principally engaged in the storage, transportation and distribution of refined petroleum products and ammonia. On February 9, 2001, WEP completed an initial public offering of approximately 4.6 million common units at $21.50 per unit for net proceeds of approximately $92 million. The initial public offering represents 40 percent of the units, and Williams retained a 60 percent interest in the partnership, including its general partner interest.

  Investing Activities

     Net cash used by investing activities was: 2000 -- $4.2 billion;
1999 -- $5.2 billion; and 1998 -- $2.1 billion. Capital expenditures of Communications, primarily for the construction of the fiber-optic network, were $3.4 billion in 2000, $1.7 billion in 1999 and $304 million in 1998. Capital expenditures of Energy Services, primarily to acquire, expand and modernize gathering and processing facilities, terminals and refineries, were $550 million in 2000, $1.2 billion in 1999 and $707 million in 1998. Capital expenditures of Gas Pipeline, primarily to expand and modernize systems, were $512 million in 2000, $360 million in 1999 and $472 million in 1998. Budgeted capital expenditures and investments for all business units for 2001 are estimated to be approximately $4 billion, including expanding and enhancing the capacity and functionality of the fiber-optic network ($2 billion), expansion and modernization of pipeline systems, gathering and processing facilities, refineries and international investment activities.

     In October 2000, Williams acquired various energy-related operations in Canada for approximately $540 million. Included in the purchase were interests in several natural gas liquids (NGL) extraction and fractionation plants, NGL transportation pipeline and storage facilities, and a natural gas processing plant.

     During 1999, Williams purchased a company with a petrochemical plant and natural gas liquids transportation, storage and other facilities for $163 million in cash. Also during 1999, Williams made various cash investments and advances totaling $696 million including $265 million to increase its investment in ATL (a Brazilian telecommunications business), a $75 million equity investment in and a $75 million loan to AB Mazeikiu Nafta, Lithuania's national oil company, $78 million in various natural gas and petroleum products pipeline joint ventures, and other joint ventures and investments. In addition, Williams made $139 million of investments in the Alliance natural gas pipeline and processing plant during 1999 of which $93.5 million was financed with a note payable. In December 1999, Williams sold its retail propane business to Ferrellgas Partners L.P. (Ferrellgas) for $268.7 million in cash and $175 million in senior common units of Ferrellgas.

     During 1998, Williams made a $100 million advance to and a $150 million investment in another telecommunications business in Brazil. In addition, during 1998 Williams made an $85 million investment in a Texas refined petroleum products pipeline joint venture.

  Other Commitments

     Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are either currently in operation or are to be constructed at various locations throughout the continental United States. At December 31, 2000, annual estimated committed payments under these contracts range from $20 million to $409 million, resulting in total committed payments over the next 22 years of approximately $7 billion.

     Commitments for construction and acquisition of property, plant and equipment are approximately $1.9 billion at December 31, 2000.

     Williams has also entered into an agreement giving Williams a 25-year right to use a portion of a third party's wireless local capacity. Williams will pay a total of $400 million over four years for this right and will amortize the total payments over the 25-year usage term. As of December 31, 2000, Williams has paid approximately $250 million.

  New Accounting Standards

     See Note 1 for a discussion of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

  Effects of Inflation

     Williams' cost increases in recent years have benefited from relatively low inflation rates during that time. Approximately 37 percent of Williams' property, plant and equipment is at Gas Pipeline, approximately

36 percent is at Energy Services and approximately 22 percent is at Communications. Approximately 86 percent of Gas Pipeline's property, plant and equipment has been acquired or constructed since 1995, a period of relatively low inflation. Gas Pipeline is subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, Williams believes it will be allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost-based regulation along with competition and other market factors may limit the ability to recover such increased costs. Within Energy Services, operating costs are influenced to a greater extent by specific price changes in oil and gas and related commodities than by changes in general inflation. Crude, refined product, natural gas and natural gas liquids prices are particularly sensitive to OPEC production levels and/or the market perceptions concerning the supply and demand balance in the near future. See Market Risk Disclosures on page 59 for additional information concerning the impact of specific price changes. Substantially all of the Communications' property, plant and equipment is for the recent fiber-optic network construction. The activities of Communications have historically not been significantly affected by the effects of inflation.

  Environmental

     Williams is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes. The sites, some of which are not currently owned by Williams (see
Note 20), are being monitored by Williams, other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities in a coordinated effort. In addition, Williams maintains an active monitoring program for its continued remediation and cleanup of certain sites connected with its refined products pipeline activities. Williams has both joint and several liability in some of these activities and sole responsibility in others. Current estimates of the most likely costs of such cleanup activities, after payments by other parties, are approximately $109 million, all of which is accrued at December 31, 2000. Williams expects to seek recovery of approximately $36 million of the accrued costs through future natural gas transmission rates and approximately $15 million of accrued costs from states in accordance with laws permitting reimbursement of certain expenses associated with underground storage tank containment problems and repairs. Williams will fund these costs from operations and/or available bank-credit facilities. The actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

     Williams is subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 which require the EPA to issue new regulations. In September 1998, the EPA promulgated rules designed to mitigate the migration of ground-level ozone in certain states. Williams estimates that capital expenditures necessary to install emission control devices over the next five years to comply with these new rules will be between $251 million and $271 million. The actual costs incurred will depend on the final implementation plans developed by each state to comply with these regulations. In December 1999, standards promulgated by the EPA for tailpipe emissions and the content of sulfur in gasoline were announced. Williams estimates that capital expenditures necessary to bring its two refineries into compliance over the next five years will be approximately $169 million. The actual costs incurred will depend on the final implementation plans.

     In July 1999, Transcontinental Gas Pipe Line (Transco) received a letter stating that the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency, intends to file a civil action against Transco arising from its waste management practices at Transco's compressor stations and metering stations in eleven states from Texas to New Jersey. The DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. The DOJ and Transco are discussing a settlement. While no specific amount was proposed, the DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations. Transco cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transco believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

     Williams Field Services (WFS), an Energy Services subsidiary, received a Notice of Violation (NOV) from EPA in February 2000. WFS received a contemporaneous letter from the DOJ indicating that the DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. WFS, the EPA and the DOJ agreed to settle this matter for a penalty of $850,000. In the course of investigating this matter, WFS discovered a similar potential violation at the plant and disclosed it to the EPA and the DOJ. The parties will discuss whether additional enforcement action is warranted.

ITEM 7A. MARKET RISK DISCLOSURES

INTEREST RATE RISK

     Williams' interest rate risk exposure is related primarily to its short-term investments, investment in Ferrellgas Partners L.P. senior common units, debt portfolio and Williams obligated mandatorily redeemable preferred securities of Trust.

     Short-term investments, excluding marketable equity securities, consist primarily of commercial paper at December 31, 2000 and at December 31, 1999, short-term investments consist primarily of money market instruments, short-term debt securities, such as commercial paper, asset-backed and corporate bonds, and a mutual fund investing in short-term debt securities, which are managed by financial institutions. Williams' investing income is subject to interest rate risk resulting from potential future fluctuations in interest rates on comparable investment securities. To mitigate the impact of fluctuations in interest rates, Williams instructs the managing financial institutions to invest only in highly liquid instruments with short-term maturity dates. These investments were purchased with a portion of the proceeds from the Communications debt offerings in 2000 and 1999 and from Communications' initial equity offering in October 1999.

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

     At December 31, 2000 and 1999, the amount of Williams' fixed and variable rate debt was at targeted levels. Williams has traditionally maintained an investment grade credit rating as one aspect of managing its interest rate risk. In order to fund its 2001 capital expenditure plan, Williams will need to access various sources of liquidity, which will likely include traditional borrowing and leasing markets.

     The tables on the following page provide information as of December 31, 2000 and 1999, about Williams' interest rate risk sensitive instruments. For short-term investments (excluding marketable equity securities), investment in Ferrellgas Partners L.P. senior common units, notes payable, long-term debt and Williams obligated mandatorily redeemable preferred securities of Trust, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. For interest-rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest-rate swaps.

                                                                                                            FAIR VALUE
                                                                                                           DECEMBER 31,
                                         2001      2002     2003    2004    2005    THEREAFTER    TOTAL        2000
                                        ------    ------    ----    ----    ----    ----------    ------   ------------
                                                                     (DOLLARS IN MILLIONS)
Assets:

  Short-term investments (excluding
     marketable equity securities)....  $   83    $   --    $ --    $ --    $ --      $   --      $   83      $   83
  Fixed rate..........................     6.4%       --      --      --      --          --
  Investment -- Ferrellgas Partners
    L.P. senior common units..........  $   --    $  194    $ --    $ --    $ --      $   --      $  194      $  194
  Fixed rate..........................    10.0%     10.0%     --      --      --          --
Liabilities:
  Notes payable.......................  $2,076    $   --    $ --    $ --    $ --      $   --      $2,076      $2,076
  Interest rate.......................     7.2%       --      --      --      --          --
  Long-term debt, including current
    portion:
    Fixed rate........................  $1,115    $1,032    $306    $356    $254      $5,958      $9,021      $8,329
    Interest rate.....................     8.5%      8.8%    9.0%    9.1%    9.2%        8.6%
    Variable rate.....................  $  524    $  173    $494    $339    $508      $  917      $2,955      $2,955
    Interest rate(1)
Williams obligated mandatorily
  redeemable preferred securities of
  Trust...............................  $   --    $  190    $ --    $ --    $ --      $   --      $  190      $  190
  Fixed rate..........................     7.9%      7.9%     --      --      --          --
Interest rate swaps:
  Pay variable/receive fixed..........  $  461    $   --    $ --    $ --    $ --      $   --      $  461      $   (3)
  Pay rate(2)
  Receive rate........................     6.0%       --      --      --      --          --
  Pay fixed/receive variable..........  $   53    $   59    $ 65    $ 72    $ 79      $  133      $  461      $  (30)
  Pay rate............................     7.8%      8.0%    8.0%    8.0%    8.0%        8.0%
  Receive rate(2)

                                                                                                        FAIR VALUE
                                                                                                       DECEMBER 31,
                                         2000     2001     2002    2003   2004   THEREAFTER   TOTAL        1999
                                        ------   ------   ------   ----   ----   ----------   ------   ------------
                                                                   (DOLLARS IN MILLIONS)
Assets:

  Short-term investments..............  $1,435   $   --   $   --   $ --   $ --     $   --     $1,435      $1,435
  Fixed rate..........................     5.8%      --       --     --     --         --
  Investment -- Ferrellgas Partners
    L.P. senior common units..........  $   --   $   --   $  176   $ --   $ --     $   --     $  176      $  176
  Fixed rate..........................    10.0%    10.0%    10.0%    --     --         --
Liabilities:
  Notes payable.......................  $1,379   $   --   $   --   $ --   $ --     $   --     $1,379      $1,379
  Interest rate.......................     6.4%      --       --     --     --         --
  Long-term debt, including current
    portion:
    Fixed rate........................  $  192   $1,398   $1,001   $280   $350     $5,223     $8,444      $8,362
    Interest rate.....................     7.9%     8.1%     8.3%   8.5%   8.6%       8.3%
    Variable rate.....................  $    2   $  101   $  677   $ --   $200     $   --     $  980      $  980
    Interest rate(1)
Williams obligated mandatorily
  redeemable preferred securities of
  Trust...............................  $   --   $   --   $  176   $ --   $ --     $   --     $  176      $  176
  Fixed rate..........................     7.9%     7.9%     7.9%    --     --         --
Interest rate swaps:
  Pay variable/receive fixed..........  $   47   $  461   $  240   $ --   $200     $  750     $1,698      $  (27)
  Pay rate(3)
  Receive rate........................     6.7%     6.7%     7.2%   7.2%   7.2%       7.5%
  Pay fixed/receive variable..........  $   47   $   53   $   59   $ 65   $ 72     $  212     $  508      $  (21)
  Pay rate............................     7.8%     7.8%     8.0%   8.0%   8.0%       8.0%
  Receive rate(2)

---------------

(1) LIBOR plus 1.00 percent through 2002, LIBOR plus 1.18 percent for 2003 and 2004, LIBOR plus 1.33 percent for 2005, LIBOR plus .76 thereafter for 2000 and LIBOR plus .60 percent through 2002, LIBOR plus .35 percent thereafter for 1999.

(2) LIBOR

(3) LIBOR except $250 million notional amount maturing after 2003 is at LIBOR less 1.04 percent and $240 million notional amount maturing in 2002 is at LIBOR plus .26 percent.

COMMODITY PRICE RISK

     Energy Marketing & Trading has trading operations that incur commodity price risk as a consequence of providing price-risk management services to third-party customers. The trading operations have commodity price-risk exposure associated with the crude oil, natural gas, refined products, natural gas liquids and electricity energy markets in the United States and the natural gas markets in Canada. The trading operations enter into a variety of energy and energy-related contracts which include forward contracts, futures contracts, option contracts, swap agreements, short- and long-term purchase and sale commitments and transportation, storage and power tolling contracts. These energy contracts are valued at fair value and unrealized gains and losses from changes in fair value are recognized in income. The trading operations are subject to risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, the liquidity of the market in which the contract is transacted, changes in interest rates and credit risk. Energy Marketing & Trading continues to manage market risk on a portfolio basis subject to the parameters established in its trading policy. A risk control group, independent of the trading operations, monitors compliance with the established trading policy and measures the risk associated with the trading portfolio.

     Energy Marketing & Trading measures the market risk in its trading portfolio utilizing a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of its trading operations. At December 31, 2000 and 1999, the value at risk for the trading operations was $90 million and $9 million, respectively. As supplemental quantitative information to further understand the general risk levels of the trading portfolio, the average of the actual monthly changes in the fair value of the trading portfolio for 2000 was an increase of $59 million. These increases are attributable to increased electric power and natural gas prices, combined with increased price volatility in the power and gas markets, and an expanded price-risk management portfolio. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the trading portfolio. Energy Marketing & Trading's value-at-risk model includes all financial instruments and physical positions and commitments in its trading portfolio and assumes that as a result of changes in commodity prices, there is a 95 percent probability (97.5 percent in 1999) that the one-day loss in the fair value of the trading portfolio will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value at risk does not consider that changing our trading portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value-at-risk model.

FOREIGN CURRENCY RISK

     Williams has international investments that could affect the financial results if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries.

     International investments accounted for under the cost method totaled $436 million and $501 million at December 31, 2000 and 1999, respectively. The fair value of these investments is deemed to approximate their carrying amount as the investments are primarily in non-publicly traded companies for which it is not practicable to estimate the fair value of these investments. Williams continues to believe that it can realize the carrying value of these investments considering the status of the operations of the companies underlying these investments. International cost investments include preferred stock interests in certain Brazilian ventures totaling $345 million and $370 million at December 31, 2000 and 1999, respectively. The Brazilian economy experienced a 7 percent reduction in the value of the Brazilian real against the U.S. dollar from December 31, 1999 through December 31, 2000, compared to a 33 percent reduction in the value of the Brazilian real against the U.S. dollar from December 31, 1998 through December 31, 1999. An additional 20 percent change in the value of the Brazilian real against the U.S. dollar could result in an approximate $69 million change in the fair value of these investments. This analysis assumes a direct correlation between the fluctuation of the Brazilian real and the value of the investments at December 31, 2000. The ultimate duration and severity of the conditions in Brazil remain uncertain, as does the long-term impact on interests in the ventures. Of the remaining international investments accounted for under the cost method at December 31, 2000 and 1999, approximately 74 percent and 56 percent, respectively, of these international investments were in Asian countries, and approximately 26 percent and 44 percent, respectively, were in South American countries. If a 20 percent change occurred in the value of the underlying currencies of these investments against the U.S. dollar, the fair value of these investments at December 31, 2000, could change by approximately $18 million assuming a direct correlation between the currency fluctuation and the value of the investments.

     The net assets of foreign operations which are consolidated are located primarily in Australia and Canada and approximate 12 percent and 2 percent of Williams' net assets at December 31, 2000 and 1999, respectively. These foreign operations, whose functional currency is the local currency, do not have significant transactions or financial instruments denominated in other currencies. However, these investments do have the potential to impact Williams' financial position, due to fluctuations in these local currencies arising from the process of re-measuring the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar could have changed stockholders' equity by approximately $147 million at December 31, 2000.

     In first-quarter 2000, Williams advanced approximately $150 million to ATL-Algar Telecom Leste S.A. (ATL) denominated in Brazilian reais, which subjects Williams to foreign currency fluctuations. The value of the advance is $133 million based on the exchange rate of the Brazilian real to the U.S. dollar as of December 31, 2000.

     Williams historically has not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies. However, Williams evaluates currency fluctuations and will consider the use of derivative financial instruments or employment of other investment alternatives if cash flows or investment returns so warrant.

EQUITY PRICE RISK

     Equity price risk primarily arises from investments in publicly traded telecommunications-related companies. These investments are carried at fair value and totaled approximately $324 million and $288 million at December 31, 2000 and December 31, 1999, respectively. These investments have the potential to impact Williams' financial position due to movements in the price of these equity securities. Prior to January 1, 2000, Williams had not utilized derivatives or other financial instruments to hedge the risk associated with the movement in the price of these equity securities. However, Williams has entered into derivative instruments in 2000 which will expire by the first quarter of 2002 and as of December 31, 2000, provided protection to the exposure to changes in the price of its investments in certain marketable equity securities. These derivative instruments covered approximately 23 percent of Williams' marketable securities portfolio at December 31, 2000. It is reasonably possible that the prices of the equity securities in Williams' marketable equity securities portfolio could experience a 30 percent increase or decrease in the near term. Assuming a 30 percent increase or decrease in prices, the value of Williams' marketable equity securities portfolio at December 31, 2000, which is included in investments in the Consolidated Balance Sheet, would increase or decrease by approximately $97 million and $77 million, respectively.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
The Williams Companies, Inc.

     We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective July 1, 1999, the Company changed its method of accounting for lease transactions relating to its fiber optic network.

                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
February 28, 2001

                          THE WILLIAMS COMPANIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------   ----------   ----------
                                                              (MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Revenues:
  Gas Pipeline..............................................   $ 1,906.2     $1,831.6     $1,684.8
  Energy Services*..........................................     8,055.5      4,900.7      4,182.1
  Communications............................................       853.5        611.0        401.3
  Other.....................................................       141.1        114.6         68.4
  Intercompany eliminations.................................      (558.3)      (286.3)      (317.2)
                                                               ---------     --------     --------
         Total revenues.....................................    10,398.0      7,171.6      6,019.4
                                                               ---------     --------     --------
Segment costs and expenses:
  Costs and operating expenses*.............................     7,399.2      5,304.6      4,253.3
  Selling, general and administrative expenses..............     1,050.0        887.5        723.1
  Other expense -- net......................................        90.4         13.2        189.8
                                                               ---------     --------     --------
         Total segment costs and expenses...................     8,539.6      6,205.3      5,166.2
                                                               ---------     --------     --------
General corporate expenses..................................        88.3         73.4         93.2
                                                               ---------     --------     --------
Operating income (loss):
  Gas Pipeline..............................................       741.5        697.3        610.4
  Energy Services...........................................     1,557.9        529.1        386.1
  Communications............................................      (459.8)      (268.5)      (145.8)
  Other.....................................................        18.8          8.4          2.5
  General corporate expenses................................       (88.3)       (73.4)       (93.2)
                                                               ---------     --------     --------
         Total operating income.............................     1,770.1        892.9        760.0
                                                               ---------     --------     --------
Interest accrued............................................    (1,009.6)      (667.2)      (512.9)
Interest capitalized........................................       216.1         69.8         30.6
Investing income............................................       438.1         68.5         24.6
Minority interest in (income) loss and preferred returns of
  consolidated subsidiaries.................................        12.0        (17.7)        (4.0)
Other income (expense) -- net...............................          .5        (12.7)       (19.1)
                                                               ---------     --------     --------
Income from continuing operations before income taxes and
  extraordinary gain (loss).................................     1,427.2        333.6        279.2
Provision for income taxes..................................       554.0        161.2        115.7
                                                               ---------     --------     --------
Income from continuing operations...........................       873.2        172.4        163.5
Loss from discontinued operations...........................      (348.9)       (16.2)       (36.4)
                                                               ---------     --------     --------
Income before extraordinary gain (loss).....................       524.3        156.2        127.1
Extraordinary gain (loss)...................................          --         65.2         (4.8)
                                                               ---------     --------     --------
Net income..................................................       524.3        221.4        122.3
Preferred stock dividends...................................          --          2.8          7.1
                                                               ---------     --------     --------
Income applicable to common stock...........................   $   524.3     $  218.6     $  115.2
                                                               =========     ========     ========
Basic earnings per common share:
  Income from continuing operations.........................   $    1.97     $    .39     $    .37
  Loss from discontinued operations.........................        (.79)        (.04)        (.09)
                                                               ---------     --------     --------
  Income before extraordinary gain (loss)...................        1.18          .35          .28
  Extraordinary gain (loss).................................          --          .15         (.01)
                                                               ---------     --------     --------
         Net income.........................................   $    1.18     $    .50     $    .27
                                                               =========     ========     ========
Diluted earnings per common share:
  Income from continuing operations.........................   $    1.95     $    .39     $    .36
  Loss from discontinued operations.........................        (.78)        (.04)        (.08)
                                                               ---------     --------     --------
  Income before extraordinary gain (loss)...................        1.17          .35          .28
  Extraordinary gain (loss).................................          --          .15         (.01)
                                                               ---------     --------     --------
         Net income.........................................   $    1.17     $    .50     $    .27
                                                               =========     ========     ========

---------------

* Includes consumer excise taxes of $287.6 million, $229.0 million and $192.9 million in 2000, 1999 and 1998, respectively.

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                (DOLLARS IN MILLIONS,
                                                              EXCEPT PER-SHARE AMOUNTS)
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................   $ 1,210.7     $ 1,081.6
  Short-term investments....................................       395.2       1,434.8
  Receivables less allowance of $31.3 ($12.3 in 1999).......     3,580.5       1,861.2
  Inventories...............................................       848.5         545.7
  Energy trading assets.....................................     7,879.8         376.0
  Deferred income taxes.....................................        64.9         203.7
  Net assets of discontinued operations.....................       429.7         803.8
  Deposits and other assets.................................     1,067.4         257.6
                                                               ---------     ---------
          Total current assets..............................    15,476.7       6,564.4
Investments.................................................     1,988.5       1,965.4
Property, plant and equipment -- net........................    19,667.8      15,053.7
Energy trading assets.......................................     1,831.1         200.9
Other assets and deferred charges...........................     1,232.9       1,190.9
                                                               ---------     ---------
          Total assets......................................   $40,197.0     $24,975.3
                                                               =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable.............................................   $ 2,075.9     $ 1,378.8
  Accounts payable..........................................     3,439.4       1,972.4
  Accrued liabilities.......................................     2,056.8       1,629.2
  Energy trading liabilities................................     7,597.3         312.3
  Long-term debt due within one year........................     1,634.1         193.8
                                                               ---------     ---------
          Total current liabilities.........................    16,803.5       5,486.5
Long-term debt..............................................    10,342.4       9,230.0
Deferred income taxes.......................................     2,828.1       2,607.5
Energy trading liabilities..................................     1,302.8         136.8
Other liabilities and deferred income.......................     1,397.9         900.0
Contingent liabilities and commitments (Note 20)
Minority and preferred interests in consolidated
  subsidiaries..............................................     1,440.4         853.8
Williams obligated mandatorily redeemable preferred
  securities of Trust holding only Williams indentures......       189.9         175.5
Stockholders' equity:
  Preferred stock, $1 per share par value, 30 million shares
     authorized.............................................          --            --
  Common stock, $1 per share par value, 960 million shares
     authorized, 447.9 million issued in 2000, 444.5 million
     issued in 1999.........................................       447.9         444.5
  Capital in excess of par value............................     2,473.9       2,356.7
  Retained earnings.........................................     3,065.7       2,807.2
  Accumulated other comprehensive income....................        28.2          99.5
  Other.....................................................       (81.2)        (77.6)
                                                               ---------     ---------
                                                                 5,934.5       5,630.3
  Less treasury stock (at cost), 3.6 million shares of
     common stock in 2000 and 3.8 million in 1999...........       (42.5)        (45.1)
                                                               ---------     ---------
          Total stockholders' equity........................     5,892.0       5,585.2
                                                               ---------     ---------
          Total liabilities and stockholders' equity........   $40,197.0     $24,975.3
                                                               =========     =========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                             CAPITAL IN                  OTHER
                                        PREFERRED   COMMON   EXCESS OF    RETAINED   COMPREHENSIVE            TREASURY
                                          STOCK     STOCK    PAR VALUE    EARNINGS   INCOME (LOSS)   OTHER     STOCK      TOTAL
                                        ---------   ------   ----------   --------   -------------   ------   --------   --------
                                                             (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1997............   $ 142.2    $431.5    $1,041.6    $2,988.5      $ (2.5)      $(51.6)  $(311.9)   $4,237.8
Comprehensive income:
 Net income -- 1998...................        --       --           --       122.3          --           --        --       122.3
 Other comprehensive income:
   Unrealized appreciation on
     marketable equity securities.....        --       --           --          --        24.1           --        --        24.1
   Foreign currency translation
     adjustments......................        --       --           --          --        (4.9)          --        --        (4.9)
                                                                                                                         --------
 Total other comprehensive income.....                                                                                       19.2
                                                                                                                         --------
Total comprehensive income............                                                                                      141.5
Cash dividends --
 Common stock ($.60 per share)........        --       --           --      (240.3)         --           --        --      (240.3)
 Common stock of pooled company.......        --       --           --       (14.0)         --           --        --       (14.0)
 $3.50 preferred stock ($3.50 per
   share).............................        --       --           --        (7.1)         --           --        --        (7.1)
Stockholders' notes issued............        --       --           --          --          --        (35.7)       --       (35.7)
Conversion of preferred
 stock -- 704,190 shares..............     (40.0)     3.3         36.7          --          --           --        --          --
Retirement of treasury stock -- 14.0
 million common.......................        --    (14.0)      (239.8)         --          --           --     253.8          --
Expiration of equity put options......        --       --         12.3          --          --           --        --        12.3
Stock award transactions (including
 12.4 million common shares)..........        --     11.5         47.4          --          --          2.5      10.7        72.1
Tax benefit of stock-based awards.....        --       --         83.9          --          --           --        --        83.9
ESOP loan repayment...................        --       --           --          --          --          6.3        --         6.3
Other.................................        --       --           .3          .1          --           --        .2          .6
                                         -------    ------    --------    --------      ------       ------   -------    --------
BALANCE, DECEMBER 31, 1998............     102.2    432.3        982.4     2,849.5        16.7        (78.5)    (47.2)    4,257.4
Comprehensive income:
 Net income -- 1999...................        --       --           --       221.4          --           --        --       221.4
 Other comprehensive income:
   Unrealized appreciation on
     marketable equity securities.....        --       --           --          --       104.2           --        --       104.2
   Foreign currency translation
     adjustments......................        --       --           --          --       (18.0)          --        --       (18.0)
                                                                                                                         --------
 Total other comprehensive income.....                                                                                       86.2
                                                                                                                         --------
Total comprehensive income............                                                                                      307.6
Cash dividends --
 Common stock ($.60 per share)........        --       --           --      (260.9)         --           --        --      (260.9)
 $3.50 preferred stock ($2.04 per
   share).............................        --       --           --        (2.8)         --           --        --        (2.8)
Stockholders' notes issued............        --       --           --          --          --         (9.7)       --        (9.7)
Stockholders' notes repaid............        --       --           --          --          --          3.3        --         3.3
Conversion of preferred stock -- 1.8
 million shares.......................    (102.2)     8.4         93.8          --          --           --        --          --
Issuance of subsidiary's common
 stock................................        --       --      1,170.2          --        (3.4)          --        --     1,166.8
Stock award transactions (including
 4.0 million common shares)...........        --      3.8         78.7          --          --           .4       2.1        85.0
Tax benefit of stock-based awards.....        --       --         31.6          --          --           --        --        31.6
ESOP loan repayment...................        --       --           --          --          --          6.9        --         6.9
                                         -------    ------    --------    --------      ------       ------   -------    --------
BALANCE, DECEMBER 31, 1999............        --    444.5      2,356.7     2,807.2        99.5        (77.6)    (45.1)    5,585.2
Comprehensive income:
 Net income -- 2000...................        --       --           --       524.3          --           --        --       524.3
 Other comprehensive loss:
   Net unrealized depreciation on
     marketable equity securities.....        --       --           --          --       (47.4)          --        --       (47.4)
   Foreign currency translation
     adjustments......................        --       --           --          --       (23.9)          --        --       (23.9)
                                                                                                                         --------
 Total other comprehensive loss.......                                                                                      (71.3)
                                                                                                                         --------
Total comprehensive income............                                                                                      453.0
Cash dividends --
 Common stock ($.60 per share)........        --       --           --      (265.8)         --           --        --      (265.8)
Stockholders' notes issued............        --       --           --          --          --        (18.0)       --       (18.0)
Stockholders' notes repaid............        --       --           --          --          --          6.6        --         6.6
Stock award transactions (including
 3.6 million common shares)...........        --      3.4         88.3          --          --           .3       2.6        94.6
Tax benefit of stock-based awards.....        --       --         25.6          --          --           --        --        25.6
ESOP loan repayment...................        --       --           --          --          --          7.5        --         7.5
Other.................................        --       --          3.3          --          --           --        --         3.3
                                         -------    ------    --------    --------      ------       ------   -------    --------
BALANCE, DECEMBER 31, 2000............   $    --    $447.9    $2,473.9    $3,065.7      $ 28.2       $(81.2)  $ (42.5)   $5,892.0
                                         =======    ======    ========    ========      ======       ======   =======    ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                         (MILLIONS)
Operating Activities:
  Income from continuing operations.........................  $   873.2   $   172.4   $   163.5
  Adjustments to reconcile to cash provided from operations:
     Depreciation, depletion and amortization...............      831.9       692.4       613.1
     Provision for deferred income taxes....................      351.5       460.2        47.5
     Provision for loss on property and other assets........       91.8        28.7       126.8
     (Gain) loss on dispositions of assets..................     (125.6)       (4.9)        5.9
     Gain on conversion of common stock investment..........     (214.7)         --          --
     Minority interest in income (loss) and preferred
      returns of consolidated subsidiaries..................      (12.0)       17.7         4.0
     Tax benefit of stock-based awards......................       25.6        76.1        39.3
     Cash provided (used) by changes in assets and
      liabilities:
       Receivables..........................................   (1,712.5)     (680.2)       85.8
       Inventories..........................................     (293.4)      (99.9)      (50.9)
       Deposits and other current assets....................     (707.3)     (128.7)      (14.3)
       Accounts payable.....................................    1,449.8       949.4      (124.9)
       Accrued liabilities..................................      307.9         8.9       113.5
     Changes in current energy trading assets and
      liabilities...........................................     (218.8)         .8       (66.2)
     Changes in non-current energy trading assets and
      liabilities...........................................     (485.2)      (59.1)      (44.6)
     Changes in non-current deferred income.................      335.4       179.6       111.5
     Other, including changes in non-current assets and
      liabilities...........................................       39.9        60.5       (64.4)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........      537.5     1,673.9       945.6
                                                              ---------   ---------   ---------
Financing Activities:
  Proceeds from notes payable...............................    2,231.3     2,493.8       806.9
  Payments of notes payable.................................     (725.6)   (2,284.0)     (946.0)
  Proceeds from long-term debt..............................    2,616.5     4,502.2     3,597.1
  Payments of long-term debt................................     (860.1)   (1,831.5)   (1,650.8)
  Proceeds from issuance of common stock....................       75.2        65.2        38.9
  Proceeds from issuance of subsidiary's common stock.......        4.2     1,468.1          --
  Dividends paid............................................     (265.8)     (263.7)     (261.4)
  Proceeds from issuance of preferred interests of
     consolidated subsidiaries..............................      787.3          --       335.1
  Proceeds from issuance of Williams obligated mandatorily
     preferred securities of Trust holding only Williams
     indentures.............................................         --       175.0          --
  Other -- net..............................................      (74.4)      (29.3)      (24.7)
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........    3,788.6     4,295.8     1,895.1
                                                              ---------   ---------   ---------
Investing Activities:
  Property, plant and equipment:
     Capital expenditures...................................   (4,903.5)   (3,472.8)   (1,763.5)
     Proceeds from dispositions and excess fiber capacity
      transactions..........................................       73.0        83.9        81.6
     Changes in accounts payable and accrued liabilities....       75.8        93.5        87.9
  Acquisitions of businesses (primarily property, plant and
     equipment), net of cash acquired.......................     (726.4)     (162.9)       (6.0)
  Purchases of short-term investments.......................   (1,149.5)   (2,034.2)         --
  Proceeds from sales of short-term investments.............    2,500.8       599.4          --
  Purchases of investments/advances to affiliates...........     (506.2)     (696.0)     (470.3)
  Proceeds from sales of investments and other assets.......      456.3       356.1        11.6
  Other -- net..............................................       14.4         5.8        (4.0)
                                                              ---------   ---------   ---------
          Net cash used by investing activities.............   (4,165.3)   (5,227.2)   (2,062.7)
                                                              ---------   ---------   ---------
          Net cash used by discontinued operations..........      (31.7)     (157.6)     (394.2)
                                                              ---------   ---------   ---------
          Increase in cash and cash equivalents.............      129.1       584.9       383.8
Cash and cash equivalents at beginning of year..............    1,081.6       496.7       112.9
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 1,210.7   $ 1,081.6   $   496.7
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

     Gas Pipeline is comprised of five interstate natural gas pipelines located throughout the majority of the United States as well as investments in North American natural gas pipeline-related companies. The five Gas Pipeline operating segments have been aggregated for reporting purposes and include Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line.

     Energy Services includes four operating segments: Energy Marketing & Trading, Exploration & Production, Midstream Gas & Liquids and Petroleum Services. Energy Marketing & Trading offers price-risk management services and buys, sells and arranges for transportation/transmission of energy commodities -- including natural gas and gas liquids, crude oil and refined products, and electricity -- to local distribution companies and large industrial and commercial customers in North America. Exploration & Production includes hydrocarbon exploration, production and marketing activities primarily in the Rocky Mountain and Gulf Coast regions. Midstream Gas & Liquids is comprised of natural gas gathering and processing facilities in the Rocky Mountain, midwest and Gulf Coast regions, natural gas liquids pipelines in the Rocky Mountain, southwest, midwest and Gulf Coast regions and an anhydrous ammonia pipeline in the midwest. During 2000, Midstream Gas & Liquids acquired interests in several natural gas liquids extraction and fractionation plants, natural gas liquids pipeline and storage facilities, and a natural gas processing plant which are all located in Canada. Petroleum Services includes petroleum refining and marketing in Alaska and the southeast, a petroleum products pipeline and ethanol production and marketing operations in the midwest region.

     Communications consists of three operating segments: Network, Broadband Media and Strategic Investments. Network includes fiber-optic construction, transmission and management services throughout North America, fiber-optic construction and transmission services in Australia and investments in domestic communications companies. Broadband Media includes operations principally located in the United States offering video, advertising distribution and other multimedia transmission services via terrestrial and satellite links for the broadcast industry as well as investments in domestic broadband media companies. Strategic Investments includes certain other investments in domestic communications companies and investments in foreign communications companies located in Brazil and Chile.

  Basis of presentation

     In January 2001, Williams' board of directors authorized a plan for its management to divest the operations that previously comprised the Solutions segment which provided professional communications services and sold and installed communications equipment. Solutions has been accounted for as discontinued operations, and accordingly, the accompanying consolidated financial statements and notes have been restated to reflect the results of operations, net assets and cash flows of Solutions as discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to the continuing operations of Williams (see Note
3).

     Effective February 2001, management of certain operations previously conducted by Energy Marketing & Trading was transferred to Petroleum Services. These operations included the procurement of crude oil and marketing of refined products produced from the Memphis refinery, for which prior year segment information has been restated to reflect the transfer. Additionally, the refined product sales activities surrounding certain terminals located throughout the United States were transferred. This sales activity was previously included in the trading portfolio of Energy Marketing & Trading and was therefore reported net of related cost of sales. Following the transfer, these sales will be reported on a "gross" basis.

                          THE WILLIAMS COMPANIES, INC.

     The Consolidated Statement of Income presentation relating primarily to the natural gas liquids marketing activities of former MAPCO Inc. (MAPCO) operations (see Note 2), reported within Energy Marketing & Trading, was changed effective April 1, 1998 and on a prospective basis, these revenues were reflected net of the related costs to purchase such items. Activity prior to this date is reflected on a "gross" basis in Energy Marketing & Trading's segment results and in the Consolidated Statement of Income. Concurrent with completing the combination of such activities with the energy risk trading operations of Energy Marketing & Trading, the related contract rights and obligations of certain of these operations were recorded in the Consolidated Balance Sheet at fair value consistent with Energy Marketing & Trading's accounting policy.

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

  Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and cash equivalents

     Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired. Certain items which meet the definition of cash equivalents, but are part of a larger pool of investments managed by financial institutions, are included in short-term investments.

  Inventory valuation

     Inventories are stated at cost, which is not in excess of market, except for certain assets held for energy trading activities by Energy Marketing & Trading, which are primarily stated at fair value. The cost of inventories is primarily determined using the average-cost method or market, if lower, except for certain natural gas inventories held by Transcontinental Gas Pipe Line and general merchandise inventories held by Petroleum Services, which are determined using the last-in, first-out (LIFO) cost method.

  Property, plant and equipment

     Property, plant and equipment is recorded at cost. Depreciation is provided primarily on the straight-line method over estimated useful lives. Gains or losses from the ordinary sale or retirement of property, plant and equipment for regulated pipelines are credited or charged to accumulated depreciation; other gains or losses are recorded in net income.

                          THE WILLIAMS COMPANIES, INC.

  Goodwill and other intangible assets

     Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is amortized on a straight-line basis over periods from 15 to 25 years. Other intangible assets are amortized on a straight-line basis over periods from three to 20 years.

  Treasury stock

     Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

  Gas Pipeline revenues

     Revenues for sales of products are recognized in the period of delivery and revenues from the transportation of gas are recognized based on contractual terms and the related transportation volumes. Gas Pipeline is subject to Federal Energy Regulatory Commission (FERC) regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending rate cases. Gas Pipeline records rate refund liabilities considering Gas Pipeline and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

  Energy Services revenues

     Revenues generally are recorded when services have been performed or products have been delivered. A portion of Petroleum Services is subject to FERC regulations and, accordingly, the method of recording these revenues is consistent with Gas Pipeline's method discussed above. Energy Marketing & Trading's activities are primarily accounted for at fair value as described in Energy trading activities below.

  Communications revenues

     For Network and Broadband Media, transmission and management service revenues are recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred revenue.

     Network uses lease accounting to record revenues related to cash received for the right to use portions of its fiber-optic network. The lease transactions are evaluated for sales-type lease accounting which results in certain lease transactions being accounted for as sales upon completion of the construction of the respective network segments and upon acceptance of the fiber by the purchaser. Transactions that do not meet the criteria for a sales-type lease are accounted for as an operating lease, and revenue is recorded over the term of the lease. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66," issued in June 1999, lease transactions entered into after June 30, 1999, are accounted for as operating leases unless title to the fibers under lease transfers to the lessee. The effect of this interpretation on 2000 and 1999 results was to decrease revenues by $189.9 million and $11.0 million, respectively, and decrease net income by $45.2 million and $3.8 million, respectively.

  Energy trading activities

     Energy Marketing & Trading has trading operations that enter into energy contracts to provide price-risk management services to its third-party customers. Energy contracts include forward contracts, futures contracts, option contracts, swap agreements, commodity inventories and short- and long-term purchase and sale commitments which involve physical delivery of an energy commodity and energy-related contracts, including transportation, storage and power tolling contracts, utilized for trading activities. These energy

                          THE WILLIAMS COMPANIES, INC.

contracts are valued at fair value and, with the exception of certain commodity inventories, are recorded in current and non-current energy trading assets and energy trading liabilities in the Consolidated Balance Sheet. The net change in fair value representing unrealized gains and losses is recognized in income currently and is recorded as revenues in the Consolidated Statement of Income. Fair value, which is subject to change in the near term, reflects management's estimates using valuation techniques that reflect the best information available under the circumstances. This information includes various factors such as quoted market prices, estimates of market prices in the absence of quoted market prices, contractual volumes, estimated volumes under option and other arrangements that result in varying volumes, other contract terms, liquidity of the market in which the contract is transacted, credit considerations, time value and volatility factors underlying the positions. These values reflect the appropriate adjustments for uncertainty regarding the company's ability to liquidate the position considering market factors applicable at the date of such valuation. Judgement is required in interpreting market factors, and the use of alternative market assumptions or valuation methodologies may affect management's estimate of fair value. Energy Marketing & Trading reports its trading operations' physical sales transactions net of the related purchase costs, consistent with fair value accounting for such trading activities.

  Energy hedging activities

     Williams also enters into energy derivative financial instruments and derivative commodity instruments (primarily futures contracts, option contracts and swap agreements) to hedge against market price fluctuations of certain commodity inventories and sales and purchase commitments. Unrealized and realized gains and losses on these hedge contracts are deferred and recognized in income in the same manner as the hedged item. These contracts are initially and regularly evaluated to determine that there is a high correlation between changes in the fair value of the hedge contract and fair value of the hedged item. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the instruments are recognized as gains or losses. If the hedged item of the underlying transaction is sold or settled, the instrument is recognized into income.

  Impairment of long-lived assets

     Williams evaluates the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgement, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

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

                          THE WILLIAMS COMPANIES, INC.

swap agreement. In the event the designated debt is extinguished, gains and losses from terminations of interest-rate swap agreements are recognized in income.

     Kern River Gas Transmission specifically has interest-rate swap agreements that are not designated with long-term debt that are recorded in other liabilities at market value. Changes in market value are recorded as adjustments to a regulatory asset which is expected to be recovered in transportation rates.

  Capitalization of interest

     Williams capitalizes interest on major projects during construction. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by unregulated companies are based on the average interest rate on related debt. Interest capitalized on internally generated funds, as permitted by FERC rules, is included in non-operating other income (expense) -- net.

  Employee stock-based awards

     Employee stock-based awards are accounted for under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

  Income taxes

     Williams includes the operations of its subsidiaries in its consolidated tax return. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of Williams' assets and liabilities.

  Earnings per share

     Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares. Diluted earnings per share include any dilutive effect of stock options and, for applicable periods presented, convertible preferred stock.

  Foreign currency translation

     The functional currency of Williams is the U.S. dollar. The functional currency of certain of Williams' foreign operations is the local currency for the applicable foreign subsidiary and equity method investee. These foreign currencies include the Australian dollar, Brazilian real, Canadian dollar and Lithuanian lita. Assets and liabilities of certain foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and Williams' share of the results of operations of its equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transactions gains and losses which are reflected in the Consolidated Statement of Income.

  Issuance of subsidiary common stock

     Sales of stock by a subsidiary are accounted for as capital transactions. No gain or loss is recognized on these transactions.

                          THE WILLIAMS COMPANIES, INC.

  Recent accounting standards

     The FASB issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures which relate to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will not have a material impact to Williams' results of operations and financial position.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on Williams' results of operations and financial position was not material.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and 138 establish accounting and reporting standards for derivative financial instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. Williams adopted these standards effective January 1, 2001. The January 1, 2001, cumulative effect of the accounting change associated with the initial adoption of SFAS No. 133 is not material to the results of operations, but the initial application will result in a reduction of first-quarter 2001 other comprehensive income of approximately $94 million (net of income tax benefits of $58 million).

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of SAB No. 101 on Williams' results of continued operations and financial position was not material.

NOTE 2. ACQUISITION

     On March 28, 1998, Williams completed the acquisition of MAPCO by exchanging 1.665 shares of Williams common stock for each outstanding share of MAPCO common stock. In addition, outstanding MAPCO employee stock options were converted into 5.7 million shares of Williams common stock. Upon completion,
98.8 million shares of Williams common stock valued at $3.1 billion, based on the closing price of Williams common stock on March 27, 1998, were issued. Also in connection with the merger, 8.4 million shares of MAPCO $1 par value common stock previously held in treasury were retired. These shares had a carrying value of $253.8 million. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

     In connection with the merger, Williams recognized approximately $80 million in merger-related costs in 1998, comprised primarily of outside professional fees and early retirement and severance costs. Approximately $51 million of these merger-related costs are included in other expense -- net as a component of operating income within Energy Services for 1998, and approximately $29 million, unrelated to segments, is

                          THE WILLIAMS COMPANIES, INC.

included in general corporate expenses. In addition, during 1997, payments of $32.6 million were made for non-compete agreements. These costs were amortized over one to three years from the merger completion date and are included within Energy Services operating income.

NOTE 3. DISCONTINUED OPERATIONS

  Solutions

     On January 25, 2001, Williams' board of directors authorized a plan for its management to divest the operations that previously comprised the Solutions segment. On January 29, 2001, Williams signed an agreement to sell the domestic and Mexican operations of Solutions to Platinum Equity, LLC. This sale is expected to close by the end of first-quarter 2001. Williams plans to divest its remaining Canadian Solutions operations in 2001.

  Other

     Williams' 1998 loss from discontinued operations related to a business sold in 1996 and included cost accruals for contractual obligations related to financial performance of the assets of the business and an income tax adjustment to the loss on the assets sold.

     Summarized results of discontinued operations for years ended December 31, 2000, 1999 and 1998, are as follows:

                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                   (MILLIONS)
Solutions:
  Revenues.............................................  $1,370.5   $1,431.7   $1,366.8
  Loss from operations:
     Loss before income taxes..........................  $  (84.3)  $  (19.8)  $  (30.6)
     Benefit for income taxes..........................      16.8        3.6        8.5
     Cumulative effect of change in accounting
       principle.......................................     (21.6)        --         --
                                                         --------   --------   --------
     Loss from operations..............................     (89.1)     (16.2)     (22.1)
                                                         --------   --------   --------
  Estimated loss on disposal:
     Estimated loss on sale, including exit costs......    (308.5)        --         --
     Estimated operating losses from January 1, 2001 to
       anticipated disposal date.......................     (15.4)        --         --
     Benefit for income taxes..........................      64.1         --         --
                                                         --------   --------   --------
     Estimated loss on disposal........................    (259.8)        --         --
                                                         --------   --------   --------
Other:
  Loss from operations:
     Loss before income taxes..........................        --         --      (21.7)
     Benefit for income taxes..........................        --         --        7.4
                                                         --------   --------   --------
     Loss from operations..............................        --         --      (14.3)
                                                         --------   --------   --------
          Total loss from discontinued operations......  $ (348.9)  $  (16.2)  $  (36.4)
                                                         ========   ========   ========

     Loss from discontinued operations excludes certain of Communications shared services costs that were previously allocated to Solutions of $25.6 million, $15.7 million and $6.9 million for 2000, 1999 and 1998, respectively. These costs have been reallocated to the remaining Communications segments (see Note
23).

     Prior to January 1, 2000, Williams' revenue recognition policy on Solutions' new systems sales and upgrades had been to recognize revenues under the percentage-of-completion method. A portion of the

                          THE WILLIAMS COMPANIES, INC.

revenues on the contracts was initially recognized upon delivery of equipment with the remaining revenues under the contract being recognized over the installation period based on the relationship of incurred labor to total estimated labor. In light of the new guidance issued in SAB No. 101, effective January 1, 2000, Williams changed its method of accounting for new systems sales and upgrades from the percentage-of-completion method to the completed-contract method. The provisions of SAB No. 101 permit Williams to treat this change in accounting principle as a cumulative effect adjustment consistent with the rules issued under APB No. 20. The cumulative effect of the accounting change resulted in a charge to the 2000 loss on discontinued operations of $21.6 million (net of income tax benefits of $14.9 million and minority interest of $21 million).

     Net assets of discontinued operations as of December 31, 2000 and 1999, are as follows:

                                                               2000      1999
                                                              ------   --------
                                                                 (MILLIONS)
Solutions:
  Current assets:
     Cash...................................................  $ 20.0   $   10.4
     Accounts receivable, net...............................   515.4      647.0
     Inventories............................................    78.5       85.9
     Other..................................................    19.9       13.2
                                                              ------   --------
          Total current assets..............................   633.8      756.5
  Property, plant and equipment, net........................   109.2      101.8
  Other assets and goodwill.................................   239.7      259.3
                                                              ------   --------
          Total assets......................................   982.7    1,117.6
                                                              ------   --------
  Current liabilities:
     Accounts payable.......................................    92.4       77.5
     Accrued liabilities....................................   214.6      201.5
     Accrual for loss on disposal of discontinued
      operations............................................   379.7         --
     Other..................................................     3.0        2.2
                                                              ------   --------
          Total current liabilities.........................   689.7      281.2
  Other liabilities and minority interest...................     4.6       39.0
                                                              ------   --------
          Total liabilities and minority interest...........   694.3      320.2
                                                              ------   --------
                                                               288.4      797.4
                                                              ------   --------
  Consolidated tax impact of discontinued operations........   141.3        6.4
                                                              ------   --------
  Net assets of discontinued operations.....................  $429.7   $  803.8
                                                              ======   ========

                          THE WILLIAMS COMPANIES, INC.

NOTE 4. INVESTING ACTIVITIES

     Investments at December 31, 2000 and 1999, are as follows:

                                                                2000       1999
                                                              --------   --------
                                                                  (MILLIONS)
Short-term investments:
  Commercial paper..........................................  $   82.2   $  516.9
  Debt securities mutual fund...............................        .8      354.9
  Auction securities consisting primarily of asset-backed
     and corporate debt securities..........................        --      334.3
  Other debt securities and time deposits...................        .4      228.7
                                                              --------   --------
                                                                  83.4    1,434.8
                                                              --------   --------
  Marketable equity securities..............................     311.8         --
                                                              --------   --------
     Short-term investments.................................  $  395.2   $1,434.8
                                                              ========   ========
Long-term investments:
  Equity method:
     ATL-Algar Telecom Leste S.A. -- common stock...........  $   23.7   $   42.6
     Alliance Aux Sable -- 14.6%............................      57.6       27.2
     Alliance Pipeline -- 14.6%.............................     183.6      135.4
     AB Mazeikiu Nafta -- 33%...............................      61.2       73.7
     Longhorn Partners Pipeline, L.P. -- 32.1%..............     105.3       98.4
     Discovery Pipeline -- 50%..............................      87.6       92.6
     Other..................................................     328.4      245.2
                                                              --------   --------
                                                                 847.4      715.1
  Cost method:
     ATL-Algar Telecom Leste S.A. -- preferred stock........     292.0      317.0
     Algar Telecom S.A. -- common and preferred stock.......      52.8       52.8
     Other..................................................     258.8      226.3
                                                              --------   --------
                                                                 603.6      596.1
  Ferrellgas Partners L.P. senior common units..............     193.9      175.7
  Marketable equity securities..............................      12.4      288.1
  Advances to affiliates....................................     331.2      190.4
                                                              --------   --------
  Long-term investments.....................................  $1,988.5   $1,965.4
                                                              ========   ========

  Short-term investments excluding marketable equity securities

     Maturities of these short-term investments are primarily one year or less with the exception of the mutual funds which do not have a maturity. These short-term investments are classified as available-for-sale. The carrying amounts of these investments are reported at fair value, which approximates cost, with net unrealized appreciation or depreciation reported as a component of other comprehensive income.

  Marketable equity securities

     Marketable equity securities are classified as short-term or long-term based on management's plans for holding or disposing of these investments. Additionally, these investments are classified as available-for-sale. The carrying amount of these investments is reported at fair value with net unrealized appreciation or depreciation reported as a component of other comprehensive income. The aggregate cost of these investments was $195.6 million and $57.7 million as of December 31, 2000 and 1999, respectively. Gross unrealized gains

                          THE WILLIAMS COMPANIES, INC.

and losses were $179.4 million and $50.8 million as of December 31, 2000, respectively. Gross unrealized gains were $230.4 million as of December 31, 1999, as the carrying amount exceeded cost for each marketable equity security investment. None of the gross unrealized losses as of December 31, 2000, were considered by management to be other than temporary.

     Williams has entered into cashless collar derivative instruments in 2000 which will expire by first-quarter 2002. As of December 31, 2000, these derivative instruments were accounted for as hedges of Williams' exposure to changes in the price of its investments in certain marketable equity securities. Changes in the fair value of the hedged marketable equity securities and the impact of the associated derivative instruments are reflected in accumulated other comprehensive income. The derivative instruments impact realized gains or losses from the sale of the hedged marketable equity security. Effective January 1, 2001, the cashless collar does not qualify as a hedge under SFAS No. 133 as amended. Williams received cash proceeds of $85.1 million from the early termination of certain derivative instruments treated as hedges of certain marketable equity securities in 2000. The cash proceeds were recorded as a reduction in the basis of the underlying marketable equity security.

     Williams sold portions of its investment in certain marketable equity securities for aggregate gains and losses of $109.1 million and $14.6 million, respectively, in 2000. In addition, Williams recognized a gain during 2000 of $214.7 million from the conversion of Williams' ownership of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000.

     In first quarter 2001, Williams liquidated a portion of its marketable equity securities portfolio, yielding proceeds of $25.4 million and a gain of $24.4 million. As of February 28, 2001, the value of Williams' marketable equity securities portfolio has depreciated approximately $90 million since December 31, 2000.

  Equity, cost-basis investments, advances to affiliates and other

     In 2000, Williams recognized a loss of $34.5 million related to a write-down of certain cost-basis and equity investments resulting from management's estimate of the permanent decline in the value of these investments.

     Certain investments accounted for under the equity basis are publicly traded. At December 31, 2000, these investments had a carrying value of $76.1 million and a quoted market value of $178.4 million.

     Earnings and losses related to equity investments are included in revenues. Dividends and distributions received from companies carried on the equity basis were $32 million, $14 million and $16 million in 2000, 1999 and 1998, respectively.

     The Ferrellgas Partners L.P. senior common units are non-voting and mature in 2002 and bear a fixed yield of 10 percent. The carrying amount of this investment is reported at fair value, which approximates cost at December 31, 2000 and 1999.

     In a series of transactions in first-quarter 2000, Williams sold a portion of its investment in ATL-Algar Telecom Leste S.A. (ATL) for approximately $168 million in cash to an entity jointly owned by SBC Communications, Inc. (SBC) and Telefonos de Mexico S.A. de C.V. This investment has a carrying value of $30 million. Williams recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds, which were subsequently advanced to ATL. As of December 31, 2000, Williams owns 66 percent of the preferred shares and 19 percent of the common stock of ATL. At December 31, 2000, Williams' interest in ATL was pledged as collateral for a U.S. dollar denominated $521 million loan from Ericsson Project Finance AB to ATL.

                          THE WILLIAMS COMPANIES, INC.

     In fourth-quarter 2000, ATL closed a financing arrangement with a Brazilian development bank which provided ATL 528 million reais (approximately $270 million at December 31, 2000) in additional local currency funding of which Williams has guaranteed $100 million.

  Investing income

     Investing income for 2000 is comprised of interest income, gains (losses) from the sale of marketable securities and the $214.7 million gain discussed previously. Investing income for 1999 and 1998 is comprised primarily of interest income.

NOTE 5. ASSET SALES, IMPAIRMENTS AND OTHER ACCRUALS

     Included in other expense -- net within segment costs and expenses and Energy Marketing & Trading's segment profit for 2000 are guarantee loss accruals and impairments of $47.5 million. The charges result from the decision to discontinue mezzanine lending services, and the accruals represent the estimated liability associated with guarantees of third-party lending activities.

     Included in other expense -- net within segment costs and expenses and Energy Marketing & Trading's segment profit for 1999 is a $22.3 million gain related to the sale of certain of its retail gas and electric operations.

     Included in other expense -- net within segment costs and expenses and Strategic Investments' segment loss for 1999 is a pre-tax loss totaling $28.4 million, related to management's second-quarter 1999 decision and commitment to sell certain network application businesses. The $28.4 million loss consists of a $24.5 million impairment of the assets to fair value, based on the net sales proceeds of $50 million, and $3.9 million in exit costs consisting of contractual obligations related to the sales of these businesses. These transactions resulted in an increase in the income tax provision of approximately $7.9 million, which reflects the impact of goodwill not deductible for tax purposes.

     Included in 1998 other expense -- net within segment costs and expenses and Strategic Investments' segment loss is a $23.2 million loss related to a venture involved in the technology and transmission of business information for news and educational purposes. The loss occurred as a result of Williams' re-evaluation and decision to exit the venture, as Williams decided against making further investments in the venture. Williams abandoned its entire ownership interest in the venture during fourth-quarter 1998. The loss primarily consists of $17 million from the impairment of the total carrying amount of the investment and $5 million from recognition of contractual obligations that continued after the abandonment. Williams' share of losses from the venture is not significant to consolidated net income for any periods presented.

                          THE WILLIAMS COMPANIES, INC.

NOTE 6. PROVISION FOR INCOME TAXES

     The provision (benefit) for income taxes from continuing operations includes:

                                                             2000     1999      1998
                                                            ------   -------   ------
                                                                   (MILLIONS)
Current:
  Federal.................................................  $180.3   $(320.0)  $ 60.9
  State...................................................    19.6      18.7      5.9
  Foreign.................................................     2.6       2.3      1.4
                                                            ------   -------   ------
                                                             202.5    (299.0)    68.2
Deferred:
  Federal.................................................   284.7     446.3     36.3
  State...................................................    57.4      22.7     11.2
  Foreign.................................................     9.4      (8.8)      --
                                                            ------   -------   ------
                                                             351.5     460.2     47.5
                                                            ------   -------   ------
          Total provision.................................  $554.0   $ 161.2   $115.7
                                                            ======   =======   ======

     Reconciliations from the provision for income taxes from continuing operations at the federal statutory rate to the provision for income taxes are as follows:

                                                              2000     1999     1998
                                                             ------   ------   ------
                                                                    (MILLIONS)
Provision at statutory rate................................  $499.5   $116.8   $ 97.7
Increases (reductions) in taxes resulting from:
  State income taxes (net of federal benefit)..............    50.0     26.5     11.0
  Non-deductible costs, including goodwill amortization....     2.8      4.2     10.5
  Income tax credits.......................................    (7.3)    (5.8)    (4.0)
  Non-deductible costs related to asset sales..............      --     16.8       --
  Foreign operations.......................................    14.0      7.5      5.2
  Other -- net.............................................    (5.0)    (4.8)    (4.7)
                                                             ------   ------   ------
Provision for income taxes.................................  $554.0   $161.2   $115.7
                                                             ======   ======   ======

                          THE WILLIAMS COMPANIES, INC.

     Significant components of deferred tax liabilities and assets as of December 31, 2000 and 1999, are as follows:

                                                                2000       1999
                                                              --------   --------
                                                                  (MILLIONS)
Deferred tax liabilities:
  Property, plant and equipment.............................  $2,421.6   $2,275.4
  Investments...............................................     577.6      584.2
  Energy trading............................................     368.8       (9.9)
  Other.....................................................     190.2      191.2
                                                              --------   --------
          Total deferred tax liabilities....................   3,558.2    3,040.9
                                                              --------   --------
Deferred tax assets:
  Rate refunds..............................................      19.5       83.9
  Accrued liabilities.......................................     243.8      174.4
  Minimum tax credits.......................................     241.7      213.6
  Deferred revenue..........................................     155.8       12.8
  Other.....................................................     134.2      152.4
                                                              --------   --------
          Total deferred tax assets.........................     795.0      637.1
                                                              --------   --------
Net deferred tax liabilities................................  $2,763.2   $2,403.8
                                                              ========   ========

     Cash payments for income taxes (net of refunds) were $112 million in 2000. In 1999, cash refunds exceeded cash payments resulting in a net refund of $387 million. Federal tax refunds received in 1999 are reflected as current tax benefits with offsetting deferred tax provisions attributable to temporary differences between the book and tax basis of certain assets. Cash payments for income taxes (net of refunds) were $29 million in 1998.

NOTE 7. EXTRAORDINARY GAIN (LOSS)

     On December 17, 1999, Williams sold its retail propane business, Thermogas L.L.C. (Thermogas), previously a subsidiary of MAPCO, to Ferrellgas Partners L.P. (Ferrellgas) for $443.7 million, including $175 million in senior common units of Ferrellgas. The sale resulted from an unsolicited offer from Ferrellgas and yielded an after-tax gain of $65.2 million (net of a $47.9 million provision for income taxes), which is reported as an extraordinary gain. The results of operations from this business are not significant to consolidated net income for any periods presented. Thermogas operations for 1999 and 1998 are reported within the Energy Marketing & Trading segment.

     During 1998, Williams paid $54.4 million to redeem higher interest rate debt resulting in a $4.8 million net loss (net of a $2.6 million benefit for income taxes).

                          THE WILLIAMS COMPANIES, INC.

NOTE 8. EARNINGS PER SHARE

     Basic and diluted earnings per common share are computed for the years ended December 31, 2000, 1999 and 1998, as follows:

                                                             2000         1999         1998
                                                          ----------   ----------   ----------
                                                           (DOLLARS IN MILLIONS, EXCEPT PER-
                                                          SHARE AMOUNTS; SHARES IN THOUSANDS)
Income from continuing operations.......................   $ 873.2      $ 172.4      $ 163.5
Preferred stock dividends...............................        --         (2.8)        (7.1)
                                                           -------      -------      -------
Income from continuing operations available to common
  stockholders for basic and diluted earnings per
  share.................................................   $ 873.2      $ 169.6      $ 156.4
                                                           =======      =======      =======
Basic weighted-average shares...........................   444,416      436,117      425,681
Effect of dilutive securities:
  Stock options.........................................     4,904        5,395        6,135
                                                           -------      -------      -------
Diluted weighted-average shares.........................   449,320      441,512      431,816
                                                           =======      =======      =======
Earnings per share from continuing operations:
  Basic.................................................   $  1.97      $   .39      $   .37
                                                           =======      =======      =======
  Diluted...............................................   $  1.95      $   .39      $   .36
                                                           =======      =======      =======

     Approximately 7.2 million, 6.2 million and 5 million options to purchase shares of common stock with weighted-average exercise prices of $43.11, $38.56 and $32.20, respectively, were outstanding on December 31, 2000, 1999 and 1998, respectively, but have been excluded from the computation of diluted earnings per share. Inclusion of these shares would have been antidilutive, as the exercise prices of the options exceeded the average market prices of the common shares for the respective years.

     Additionally for 1999 and 1998, approximately 5.4 million and 9.6 million shares, respectively, related to the assumed conversion of the $3.50 convertible preferred stock, have been excluded from the computation of diluted earnings per share. Inclusion of these shares would be antidilutive.

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

                                                                            OTHER
                                                                       POSTRETIREMENT
                                                 PENSION BENEFITS         BENEFITS
                                                -------------------   -----------------
                                                  2000       1999      2000      1999
                                                --------   --------   -------   -------
                                                              (MILLIONS)
Change in benefit obligation:
  Benefit obligation at beginning of year.....  $  849.7   $1,039.6   $ 445.3   $ 444.9
  Service cost................................      41.1       44.3       7.7       8.7
  Interest cost...............................      74.9       69.6      33.3      30.0
  Plan participants' contributions............        --         --       2.0       1.8
  Amendments..................................       4.7       19.2        --        --
  Acquisition (divestitures)..................        --        4.2        --       (.7)
  Settlement/curtailment gain.................        --       (7.6)       --        --
  Special termination benefit cost............      11.6        2.2       1.4        --
  Actuarial (gain) loss.......................     127.3     (218.7)      1.6     (19.4)
  Benefits paid...............................     (87.2)    (103.1)    (21.0)    (20.0)
                                                --------   --------   -------   -------
  Benefit obligation at end of year...........   1,022.1      849.7     470.3     445.3
                                                --------   --------   -------   -------
Change in plan assets:
  Fair value of plan assets at beginning of
     year.....................................   1,147.4    1,031.3     252.5     209.7
  Actual return on plan assets................     (29.3)     187.0      (6.5)     33.2
  Acquisition.................................        --        4.9        --        --
  Employer contributions......................      17.9       27.3      27.2      27.8
  Plan participants' contributions............        --         --       2.0       1.8
  Benefits paid...............................     (63.8)     (98.1)    (21.0)    (20.0)
  Settlement benefits paid....................     (23.4)      (5.0)       --        --
                                                --------   --------   -------   -------
  Fair value of plan assets at end of year....   1,048.8    1,147.4     254.2     252.5
                                                --------   --------   -------   -------
Funded status.................................      26.7      297.7    (216.1)   (192.8)
Unrecognized net actuarial (gain) loss........      28.2     (231.3)     (6.7)    (32.9)
Unrecognized prior service credit.............     (13.3)     (20.3)     (1.0)      (.8)
Unrecognized transition (asset) obligation....       (.2)      (1.0)     48.9      53.0
                                                --------   --------   -------   -------
Prepaid (accrued) benefit cost................  $   41.4   $   45.1   $(174.9)  $(173.5)
                                                ========   ========   =======   =======
Prepaid benefit cost..........................  $   80.4   $   76.5   $   5.9   $   3.8
Accrued benefit cost..........................     (39.0)     (31.4)   (180.8)   (177.3)
                                                --------   --------   -------   -------
Prepaid (accrued) benefit cost................  $   41.4   $   45.1   $(174.9)  $(173.5)
                                                ========   ========   =======   =======

                          THE WILLIAMS COMPANIES, INC.

     Net pension and other postretirement benefit expense consists of the following:

                                                                  PENSION BENEFITS
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------   ------   ------
                                                                     (MILLIONS)
Components of net periodic pension expense:
  Service cost..............................................  $  41.1   $ 44.3   $ 41.5
  Interest cost.............................................     74.9     69.6     69.6
  Expected return on plan assets............................   (103.0)   (95.2)   (88.8)
  Amortization of transition asset..........................      (.8)     (.7)     (.7)
  Amortization of prior service credit......................     (2.3)    (2.6)    (4.1)
  Recognized net actuarial loss.............................       --      2.1      6.5
  Regulatory asset amortization.............................      4.4      7.2     12.2
  Settlement/curtailment gain...............................       --     (5.6)   (22.2)
  Special termination benefit cost..........................     11.6      2.2     35.1
                                                              -------   ------   ------
Net periodic pension expense................................  $  25.9   $ 21.3   $ 49.1
                                                              =======   ======   ======

                                                               OTHER POSTRETIREMENT BENEFITS
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                        (MILLIONS)
Components of net periodic postretirement benefit expense:
  Service cost..............................................   $   7.7     $  8.7     $  8.9
  Interest cost.............................................      33.3       30.0       28.9
  Expected return on plan assets............................     (17.3)     (14.3)     (12.1)
  Amortization of transition obligation.....................       4.1        4.1        4.1
  Amortization of prior service cost........................        .2         .2         .2
  Recognized net actuarial loss (gain)......................       (.8)        .2         .2
  Regulatory asset amortization.............................       8.7        9.0        5.4
  Special termination benefit cost..........................       1.4         --        3.6
                                                               -------     ------     ------
Net periodic postretirement benefit expense.................   $  37.3     $ 37.9     $ 39.2
                                                               =======     ======     ======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $120.5 million, $97.9 million and $67.6 million, respectively, as of December 31, 2000.

     The following are the weighted-average assumptions utilized as of December 31 of the year indicated:

                                                                                   OTHER
                                                                              POSTRETIREMENT
                                                          PENSION BENEFITS       BENEFITS
                                                          -----------------   ---------------
                                                           2000      1999      2000     1999
                                                          -------   -------   ------   ------
Discount rate...........................................     7.5%        8%     7.5%       8%
Expected return on plan assets..........................      10        10       10       10
Expected return on plan assets (after tax)..............     N/A       N/A        6        6
Rate of compensation increase...........................       5         5      N/A      N/A

     The annual assumed rate of increase in the health care cost trend rate for 2001 is 10 percent and systematically decreasing to 5 percent by 2008.

     The various nonpension postretirement benefit plans which Williams sponsors provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for

                          THE WILLIAMS COMPANIES, INC.

these plans anticipates future cost-sharing changes to the written plans that are consistent with Williams' expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

     The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                      (MILLIONS)
Effect on total of service and interest cost components...      $ 6.0            $ (4.7)
Effect on postretirement benefit obligation...............       64.7             (50.9)

     The amount of postretirement benefit costs deferred as a regulatory asset at December 31, 2000 and 1999, is $84 million and $91 million, respectively, and is expected to be recovered through rates over approximately 14 years.

     Williams maintains various defined-contribution plans. Williams recognized costs of $38 million in 2000, $34 million in 1999 and $30 million in 1998 for these plans.

NOTE 10. INVENTORIES

     Inventories at December 31, 2000 and 1999, are as follows:

                                                               2000     1999
                                                              ------   ------
                                                                (MILLIONS)
Raw materials:
  Crude oil.................................................  $ 70.0   $ 66.6
  Other.....................................................     1.6      2.1
                                                              ------   ------
                                                                71.6     68.7
                                                              ------   ------
Finished goods:
  Refined products..........................................   269.6    172.5
  Natural gas liquids.......................................   200.2     83.9
  General merchandise.......................................    12.6     36.6
                                                              ------   ------
                                                               482.4    293.0
                                                              ------   ------
Materials and supplies......................................   122.9    103.7
Natural gas in underground storage..........................   169.0     77.5
Other.......................................................     2.6      2.8
                                                              ------   ------
                                                              $848.5   $545.7
                                                              ======   ======

     As of December 31, 2000 and 1999, approximately 54 percent and 32 percent of inventories, respectively, were stated at fair value. Inventories, primarily related to energy trading activities, stated at fair value at December 31, 2000 and 1999, included refined products of $195.1 million and $102.9 million, respectively; natural gas in underground storage of $125.8 million and $35.9 million, respectively; and natural gas liquids of $124.4 million and $29.4 million, respectively. Inventories determined using the LIFO cost method were approximately 3 percent and 11 percent of inventories at December 31, 2000 and 1999, respectively. The remaining inventories were primarily determined using the average-cost method.

     If inventories valued on the LIFO cost method at December 31, 2000 and 1999, were valued at current replacement cost, the amounts would increase in both years by approximately $14 million.

                          THE WILLIAMS COMPANIES, INC.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2000 and 1999, is as follows:

                                                                2000        1999
                                                              ---------   ---------
                                                                   (MILLIONS)
Cost:
  Gas Pipeline..............................................  $ 9,084.9   $ 8,468.7
  Energy Services:
     Energy Marketing & Trading.............................      299.8       235.1
     Exploration & Production...............................      526.3       485.2
     Midstream Gas & Liquids................................    5,145.5     4,102.1
     Petroleum Services.....................................    2,882.6     2,805.1
  Communications:
     Network................................................    5,270.7     2,030.8
     Broadband Media........................................      195.4       188.2
     Strategic Investments..................................        5.1         4.8
  Other.....................................................    1,179.2       737.6
                                                              ---------   ---------
                                                               24,589.5    19,057.6
Accumulated depreciation and depletion......................   (4,921.7)   (4,003.9)
                                                              ---------   ---------
                                                              $19,667.8   $15,053.7
                                                              =========   =========

     Depreciation expense was $812.2 million, $658.7 million and $579.5 million, respectively, in 2000, 1999 and 1998.

     Included in gross property, plant and equipment for 2000 is approximately $3.3 billion of construction in progress, primarily communications network, which is not yet subject to depreciation. Construction in progress included in 1999 was $2.3 billion.

     Commitments for construction and acquisition of property, plant and equipment are approximately $1.9 billion at December 31, 2000.

                          THE WILLIAMS COMPANIES, INC.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Under Williams' cash-management system, certain subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable are $209 million at December 31, 2000, and $186 million at December 31, 1999.

     Accrued liabilities at December 31, 2000 and 1999, are as follows:

                                                                2000       1999
                                                              --------   --------
                                                                  (MILLIONS)
  Employee costs............................................  $  377.9   $  277.4
  Interest..................................................     255.3      204.1
  Deposits received from customers relating to energy
     trading and hedging activities.........................     244.6         --
  Construction costs........................................     207.0      271.3
  Income taxes..............................................     184.7       96.7
  Deferred income...........................................     155.5      122.9
  Taxes other than income taxes.............................     147.8      141.7
  Rate refunds..............................................      72.1      189.3
  Other.....................................................     411.9      325.8
                                                              --------   --------
                                                              $2,056.8   $1,629.2
                                                              ========   ========

NOTE 13. DEBT, LEASES AND BANKING ARRANGEMENTS

  Notes payable

     During 2000, Williams' commercial paper program, backed by a short-term credit facility, was increased from $1.4 billion to $1.7 billion. At December 31, 2000 and 1999, $1.7 billion and $1.2 billion, respectively, of commercial paper was outstanding under the respective programs. In addition, Williams has entered into various other short-term credit agreements with amounts outstanding totaling $389 million and $143 million at December 31, 2000 and 1999, respectively. The weighted-average interest rate on all short-term borrowings at December 31, 2000 and 1999, was 7.23 percent and 6.37 percent, respectively.

     In December 2000, Williams entered into a $600 million debt obligation with Lehman Brothers Inc., which matures in December 2001. The interest rate varies based on LIBOR plus .75 percent with an interest rate of 7.27 percent at December 31, 2000. In January 2001, $300 million of the obligation was repaid with proceeds from the issuance of long-term debt obligations and, as such, $300 million is classified as long-term as discussed below.

     In September 2000, Williams entered into a $500 million debt obligation with a 10-year and four-month maturity. During the initial four months, the interest rate varied based on LIBOR plus .40 percent with an interest rate of
7.17 percent at December 31, 2000. In January 2001, this debt obligation was replaced with long-term debt obligations and, as such, is classified as long-term as discussed below.

                          THE WILLIAMS COMPANIES, INC.

  Long-term debt

     Long-term debt at December 31, 2000 and 1999, is as follows:

                                                        WEIGHTED-
                                                         AVERAGE
                                                        INTEREST
                                                          RATE*       2000        1999
                                                        ---------   ---------   --------
                                                                   (MILLIONS)
Revolving credit loans................................     7.5%     $   350.0   $  525.0
Debentures, 6.25% -- 10.25%, payable
  2003 -- 2027(1).....................................     7.4        1,103.5    1,105.2
Notes, 5.1% -- 11.875%, payable through 2022(2).......     8.6        7,843.4    7,332.0
Notes, adjustable rate, payable through 2006..........     7.6        2,605.4      455.0
Other, payable through 2009...........................     6.7           74.2        6.6
                                                                    ---------   --------
                                                                     11,976.5    9,423.8
Current portion of long-term debt.....................               (1,634.1)    (193.8)
                                                                    ---------   --------
                                                                    $10,342.4   $9,230.0
                                                                    =========   ========

---------------

 *  At December 31, 2000.

(1) $200 million, 7.08% debentures, payable 2026, are subject to redemption at par at the option of the debtholder in 2001.

(2) $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2002.

     For financial statement reporting purposes at December 31, 2000, $800 million in obligations which would have otherwise been classified as current notes payable have been classified as non-current based on Williams' intent and ability to refinance on a long-term basis. Proceeds from Williams' issuance in January 2001 of $700 million of 7.5 percent debentures due 2031 and $400 million of 6.75 percent Putable Asset Term Securities, putable/callable in 2006, were sufficient to complete these refinancings.

     Williams' communications business, Williams Communications Group, Inc.
(WCG), has a $1.05 billion long-term credit agreement consisting of a $525 million term loan facility and a $525 million revolving credit facility. Terms of the credit agreement contain restrictive covenants limiting the transfer of funds to Williams (Parent), including the payment of dividends and repayment of intercompany borrowings by WCG to Williams (Parent). At December 31, 2000, $525 million was outstanding under the term loan portion of the facility at an interest rate of 9.02 percent. Interest rates vary with current market conditions.

     During 2000, Williams replaced its $1 billion revolving credit agreement with a $700 million revolving credit agreement. Under the terms of the new credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to various amounts of the facility, while Williams (Parent) has access to all unborrowed amounts. Terms of the agreement include financial covenants based on Williams' financial position, exclusive of WCG, and prohibit the transfer of funds from Williams to WCG. At December 31, 2000, $350 million was outstanding under the revolving credit agreement. Interest rates vary with current market conditions.

     In January 2000, Williams issued $500 million of adjustable rate notes due 2001 at an initial interest rate of approximately 6.5 percent. In April 2000, Williams entered into a $400 million three-year term loan agreement which was fully utilized at December 31, 2000. Interest rates are based on LIBOR plus one percent.

     In August 2000, WCG issued $1 billion in debt obligations consisting of $575 million in 11.7 percent notes due 2008 and $425 million in 11.875 percent notes due 2010.

                          THE WILLIAMS COMPANIES, INC.

     During 2000, Williams terminated certain interest-rate swaps with a notional value of approximately $1.2 billion. These swaps were utilized to convert certain fixed-rate debt obligations to variable-rate obligations. Williams paid approximately $9 million to terminate the swaps. The $9 million was deferred and will be amortized as an adjustment of interest expense on the outstanding debt over the remaining original term of the terminated swap agreements.

     Terms of certain subsidiaries' borrowing arrangements with lenders limit the transfer of funds to Williams (Parent). At December 31, 2000, approximately $2.9 billion of net assets of consolidated subsidiaries was restricted. In addition, certain equity method investees' borrowing arrangements and foreign government regulations limit the amount of dividends or distributions to Williams. Restricted net assets of equity method investees was approximately $353 million at December 31, 2000.

     Aggregate minimum maturities and sinking-fund requirements, considering the reclassification of current obligations as previously described, for each of the next five years are as follows:

                                                            (MILLIONS)
                                                            ----------
2001.....................................................     $1,639
2002.....................................................      1,205
2003.....................................................        800
2004.....................................................        695
2005.....................................................        761

     Cash payments for interest (net of amounts capitalized) are as follows:
2000 -- $717 million, 1999 -- $503 million; and 1998 -- $414 million.

  Leases

     Future minimum annual rentals under noncancelable operating leases as of December 31, 2000, are payable as follows:

                                                         OFF-NETWORK
                                                          CAPACITY
                                                             AND
                                                          EQUIPMENT    OTHER     TOTAL
                                                         -----------   ------   --------
                                                                   (MILLIONS)
2001...................................................    $145.6      $128.2   $  273.8
2002...................................................      99.3       130.2      229.5
2003...................................................      72.5       103.3      175.8
2004...................................................      32.8        91.5      124.3
2005...................................................      31.6        88.3      119.9
Thereafter.............................................     233.3       372.5      605.8
                                                           ------      ------   --------
Total..................................................    $615.1      $914.0   $1,529.1
                                                           ======      ======   ========

     Total rent expense was $484 million in 2000, $340 million in 1999 and $229 million in 1998. Included in this amount is total capacity expense incurred from leasing from a third party's network (off-network capacity expense) of $332 million in 2000, $201 million in 1999, and $111 million in 1998.

     During 2000, Williams entered into operating lease agreements covering certain Williams travel center stores, offshore oil and gas pipelines and an onshore gas processing plant. The total estimated cost of the assets covered by the lease agreements is $443 million. The lease terms include a five-year base term including the construction phase and can be renewed for another five-year term.

                          THE WILLIAMS COMPANIES, INC.

     Williams has an option to purchase the leased assets during the lease terms at amounts approximating the lessors' cost. Williams provides residual value guarantees equal to a maximum of 89.9 percent of the lessors' cost. The residual value guarantee is reduced by the present value of actual lease payments. In the event that Williams does not exercise its purchase option, Williams expects the fair market value of the covered assets to substantially reduce Williams' obligation under the residual value guarantee. Williams' disclosures for future minimum annual rentals under noncancelable operating leases do not include amounts for residual value guarantees. As of December 31, 2000, approximately $84 million of costs has been incurred by the lessors.

     During 1998, Williams entered into an operating lease agreement covering a portion of its fiber-optic network. The total cost of the network assets covered by the lease agreement was $750 million. The lease terms are expected to total five years and, if renewed, could total seven years. Under the terms of the lease agreement, Williams cannot sublease the assets without the prior written consent of the lessor. Through December 31, 2000, Williams has not requested nor has the lessor granted such consent.

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

NOTE 14. MINORITY AND PREFERRED INTERESTS IN SUBSIDIARIES

     Minority and preferred interests in subsidiaries at December 31, 2000 and 1999, are as follows:

                                                                2000      1999
                                                              --------   ------
                                                                 (MILLIONS)
Minority interest in subsidiaries...........................  $  317.8   $518.7
Preferred interest in subsidiaries:
  WCG redeemable preferred stock............................     240.7       --
  Snow Goose, LLC...........................................     546.8       --
  Other.....................................................     335.1    335.1
                                                              --------   ------
                                                              $1,440.4   $853.8
                                                              ========   ======

  Minority interest

     Minority interest includes $179 million and $311 million at December 31, 2000 and 1999, respectively, related to the approximate 15 percent public ownership of WCG.

  WCG redeemable preferred stock

     In September 2000, WCG issued five million shares of 6.75 percent redeemable cumulative convertible preferred stock in a private placement at a liquidation preference of $50 per share for net proceeds of approximately $240.5 million. Each share of preferred stock is convertible into 1.7610 shares of WCG common stock, based on a conversion price of $28.39. WCG may redeem all or any shares of preferred stock at any time on or after October 15, 2005, and, under specified circumstances, before that date. The preferred stock will be subject to mandatory redemption on October 15, 2012.

     The preferred stock ranks senior to WCG's Class A and B common stock with respect to dividend rights and rights upon liquidation, winding up and dissolution. The preferred stock is junior in right of payment of all debt obligations of WCG.

                          THE WILLIAMS COMPANIES, INC.

     Dividends are payable quarterly beginning January 15, 2001, at an annual rate of 6.75 percent. The terms of certain WCG debt agreements currently restrict WCG from paying cash dividends. During any periods when WCG is restricted from paying cash dividends, it expects to pay preferred stock dividends by delivering shares of its common stock to the transfer agent for the preferred stock, which will resell those shares of common stock. The proceeds from the sale of its common stock will then be used to pay cash dividends to the holder of shares of preferred stock.

  Snow Goose, LLC

     In December 2000, Williams formed two separate limited liability companies, Snow Goose Associates, L.L.C. (Snow Goose) and Arctic Fox Assets, L.L.C. (Arctic
Fox) for the purpose of generating funds to invest in certain Canadian energy-related assets. Williams contributed equity capital and operating assets to Arctic Fox and obtained a controlling interest in Arctic Fox. Arctic Fox contributed capital to Snow Goose and obtained a controlling interest in Snow Goose. An outside investor contributed $560 million in exchange for a non-controlling preferred interest in Snow Goose and is entitled to preferred distributions beginning April 2001, representing an adjustable rate of return of approximately 7.45 percent. Williams has provided the outside investor of Snow Goose with certain assurances that Arctic Fox, Snow Goose and other Williams subsidiaries involved in this transaction will follow various restrictive covenants similar to those found in Williams' credit agreements and has provided certain financial support in favor of these entities.

     Williams has the option to acquire the outside investor's interest in Snow Goose for an amount approximating the fair value of their outstanding ownership interest. Absent the occurrence of certain events, the purchase option can be exercised at any time prior to December 2005, the date the preferred return is currently set to expire. If Williams does not exercise its purchase option and Williams and the outside investor fail to negotiate a new preferred return prior to December 2005 (or earlier in the event of a violation of certain restrictive covenants), the controlling interest in Snow Goose will transfer to the outside investor entitling it to liquidate the assets of Snow Goose and Arctic Fox.

  Other

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

     The preferred interest holders in both Castle and Holdings are entitled to a priority return based on a variable-rate structure, currently ranging from approximately seven to eleven percent, in addition to their participation in the operating results of the partnership and LLC. The current priority return structures will remain in effect until December 18, 2002 for Castle and September 21, 2003 for Holdings.

     The Castle limited-partnership agreement and associated operating documents included certain restrictive covenants and guarantees of Williams and certain of its subsidiaries. These restrictions are similar to those in Williams' credit agreements and other debt instruments.

                          THE WILLIAMS COMPANIES, INC.

NOTE 15. WILLIAMS OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST HOLDING ONLY WILLIAMS INDENTURES

     In December 1999, Williams formed Williams Capital Trust I (Trust) which issued $175 million in zero coupon Williams obligated mandatorily redeemable preferred securities. The preferred securities must be redeemed by the Trust no later than March 2002. The redemption price of the securities accretes until redeemed and entitles the investor to a fixed-rate annual yield of 7.92 percent. Proceeds from the sale of the securities were used by the Trust to purchase Williams' zero-coupon subordinated debentures whose yield and maturity terms are the same as those of the preferred securities issued by the Trust. The Trust's sole assets are the Williams' zero-coupon subordinated debentures. Williams guarantees the obligations of the Trust related to its preferred securities.

NOTE 16. ISSUANCE OF SUBSIDIARY'S COMMON STOCK

     In October 1999, WCG completed an initial public offering of approximately 34 million shares of its common stock at $23 per share for proceeds of approximately $738 million. In addition, approximately 34 million shares of common stock were privately sold in concurrent investments by SBC Communications Inc., Intel Corporation, and Telefonos de Mexico S.A. de C.V. for proceeds of $738.5 million. These transactions resulted in a reduction of Williams' ownership interest in WCG from 100 percent to 85.3 percent. In accordance with Williams' policy regarding the issuance of subsidiary's common stock, Williams recognized a $1.17 billion increase to Williams' capital in excess of par, a $3.4 million decrease to accumulated other comprehensive income, and an initial increase of $307 million to Williams' minority interest liability. The issuances of stock by WCG were not subject to federal income taxes.

NOTE 17. STOCKHOLDERS' EQUITY

     During 1999, each remaining share of the $3.50 preferred stock was converted at the option of the holder into 4.6875 shares of Williams common stock prior to the redemption date.

     Williams maintains a Stockholder Rights Plan under which each outstanding share of Williams common stock has one-third of a preferred stock purchase right attached. Under certain conditions, each right may be exercised to purchase, at an exercise price of $140 (subject to adjustment), one two-hundredth of a share of junior participating preferred stock. The rights may be exercised only if an Acquiring Person acquires (or obtains the right to acquire) 15 percent or more of Williams common stock; or commences an offer for 15 percent or more of Williams common stock; or the board of directors determines an Adverse Person has become the owner of 10 percent or more of Williams common stock. The rights, which do not have voting rights, expire in 2006 and may be redeemed at a price of $.01 per right prior to their expiration, or within a specified period of time after the occurrence of certain events. In the event a person becomes the owner of more than 15 percent of Williams common stock or the board of directors determines that a person is an Adverse Person, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, Williams common stock having a value equal to two times the exercise price of the right. In the event Williams is engaged in a merger, business combination or 50 percent or more of Williams' assets, cash flow or earnings power is sold or transferred, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right.

                          THE WILLIAMS COMPANIES, INC.

NOTE 18. STOCK-BASED COMPENSATION

     Williams has several plans providing for common-stock-based awards to employees and to non-employee directors. The plans permit the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. The purchase price per share for stock options and the grant price for stock-appreciation rights may not be less than the market price of the underlying stock on the date of grant. Depending upon terms of the respective plans, stock options generally become exercisable in one-third increments each year from the anniversary of the grant or after three or five years, subject to accelerated vesting if certain future stock prices or if specific financial performance targets are achieved. Stock options expire 10 years after grant. At December 31, 2000, 45.7 million shares of Williams common stock were reserved for issuance pursuant to existing and future stock awards, of which 20.9 million shares were available for future grants (24.7 million at December 31, 1999).

     Certain of these plans have stock option loan programs for the participants, whereby, at the time of the option exercise the participant may elect to receive a loan from Williams in an amount limited to 80 percent (or 50 percent under one plan) of the market value of the shares associated with the exercise. A portion of the stock acquired is held as collateral over the term of the loan, which can be three or five years. Interest rates are based on the minimum applicable federal rates, and interest is paid annually. The amount of loans outstanding at December 31, 2000 and 1999, totaled approximately $53.5 million and $42.1 million, respectively.

     The following summary reflects stock option activity for Williams common stock and related information for 2000, 1999 and 1998:

                                          2000                     1999                     1998
                                 ----------------------   ----------------------   ----------------------
                                              WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               AVERAGE                  AVERAGE                  AVERAGE
                                              EXERCISE                 EXERCISE                 EXERCISE
                                  OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                 ----------   ---------   ----------   ---------   ----------   ---------
                                 (MILLIONS)               (MILLIONS)               (MILLIONS)
Outstanding -- beginning of
  year.........................     22.8       $25.03        21.7       $20.73        35.2       $17.29
Granted........................      3.8        45.87         5.1        39.62         4.7        31.96
Exercised......................     (3.3)       23.12        (3.7)       18.81        (4.9)       12.56
MAPCO option conversions (Note
  2)...........................       --           --          --           --       (12.9)       18.38
Canceled.......................      (.2)       38.19         (.3)       36.50         (.4)       28.74
                                    ----       ------        ----       ------       -----       ------
Outstanding -- end of year.....     23.1       $28.63        22.8       $25.03        21.7       $20.73
                                    ====       ======        ====       ======       =====       ======
Exercisable at end of year.....     22.1       $28.24        21.9       $24.50        17.3       $17.85
                                    ====       ======        ====       ======       =====       ======

     The following summary provides information about Williams stock options outstanding and exercisable at December 31, 2000:

                                    STOCK OPTIONS OUTSTANDING           STOCK OPTIONS EXERCISABLE
                              --------------------------------------    -------------------------
                                                          WEIGHTED-
                                            WEIGHTED-      AVERAGE                     WEIGHTED-
                                             AVERAGE      REMAINING                     AVERAGE
                                            EXERCISE     CONTRACTUAL                    EXERCISE
RANGE OF EXERCISE PRICES       OPTIONS        PRICE         LIFE          OPTIONS        PRICE
------------------------      ----------    ---------    -----------    -----------    ----------
                              (MILLIONS)                                (MILLIONS)
$4.62 to $27.38.............     11.5        $17.84       5.0 years        11.5          $17.84
$30.00 to $46.32............     11.6         39.38       8.1 years        10.6           39.54
                                 ----                                      ----
          Total.............     23.1        $28.63       6.5 years        22.1          $28.24
                                 ====                                      ====

                          THE WILLIAMS COMPANIES, INC.

     In conjunction with the initial public offering of WCG stock, options for Williams common stock granted in 1999 and 1998 under a WCG plan established in 1998 were converted from options for Williams common stock to options for WCG common stock. The conversion occurred when market prices for Williams and WCG common stock were $37.63 per share and $23.00 per share, respectively. In accordance with APB Opinion No. 25, this conversion resulted in a new measurement date and related pre-tax expense of approximately $.9 million was recognized in 1999. The remaining value of the option conversion will be amortized over the various vesting periods of the converted options. The following summary provides information for the WCG plan stock option activity and related information for 2000 and 1999; 1998 activity was insignificant and related only to Williams common stock:

                                       2000                                   1999
                              -----------------------   -------------------------------------------------
                              OPTIONS FOR   WEIGHTED-   OPTIONS FOR   WEIGHTED-   OPTIONS FOR   WEIGHTED-
                                  WCG        AVERAGE     WILLIAMS      AVERAGE        WCG        AVERAGE
                                COMMON      EXERCISE      COMMON      EXERCISE      COMMON      EXERCISE
                                 STOCK        PRICE        STOCK        PRICE        STOCK        PRICE
                              -----------   ---------   -----------   ---------   -----------   ---------
                              (MILLIONS)                (MILLIONS)                (MILLIONS)
Outstanding -- beginning of
  year......................      8.0        $22.70          .5        $30.50          --        $   --
Granted.....................     12.8         37.55          --            --         7.6         23.05
Conversions of options......       --            --         (.4)        30.71          .7         18.87
Canceled....................     (2.4)        31.98         (.1)        31.81         (.3)        22.60
                                 ----        ------         ---        ------         ---        ------
Outstanding -- end of
  year......................     18.4        $31.84          --        $   --         8.0        $22.70
                                 ====        ======         ===        ======         ===        ======
Exercisable at end of
  year......................      4.6        $42.51          --        $   --          .3        $20.86
                                 ====        ======         ===        ======         ===        ======

     The following summary provides information about WCG stock options outstanding and exercisable at December 31, 2000:

                                                                             STOCK OPTIONS
                                       STOCK OPTIONS OUTSTANDING              EXERCISABLE
                                  ------------------------------------   ----------------------
                                                            WEIGHTED-
                                               WEIGHTED-     AVERAGE                  WEIGHTED-
                                                AVERAGE     REMAINING                  AVERAGE
                                               EXERCISE    CONTRACTUAL                EXERCISE
RANGE OF EXERCISE PRICES           OPTIONS       PRICE        LIFE        OPTIONS       PRICE
------------------------          ----------   ---------   -----------   ----------   ---------
                                  (MILLIONS)                             (MILLIONS)
$10.88-$24.13...................      8.1       $21.58      9.0 years       1.1        $22.49
$27.00-$37.63...................      4.5        28.55      9.6 years        --            --
$48.75..........................      5.8        48.75      9.2 years       3.5         48.75
                                     ----                                   ---
          Total.................     18.4       $31.84      9.2 years       4.6        $42.51
                                     ====                                   ===

     The estimated fair value at date of grant of options for Williams common stock granted in 2000, 1999 and 1998, using the Black-Scholes option pricing model, is as follows:

                                                           2000       1999      1998
                                                          ------     ------     -----
Weighted-average grant date fair value of options for
  Williams common stock granted during the year.........  $15.44     $11.90     $8.19
                                                          ======     ======     =====
Assumptions:
  Dividend yield........................................     1.5%       1.5%      2.0%
  Volatility............................................      31%        28%       25%
  Risk-free interest rate...............................     6.5%       5.6%      5.3%
  Expected life (years).................................     5.0        5.0       5.0

                          THE WILLIAMS COMPANIES, INC.

     The estimated fair value at date of grant of options for WCG common stock granted in 2000 and 1999, using the Black-Scholes option pricing model, is listed below. WCG's initial public offering for common stock was September 30, 1999 and therefore, no options were granted during 1998. For those options for Williams common stock which were converted to options for WCG common stock, the fair value was estimated at the date conversion using the Black-Scholes option pricing model.

                                                               2000       1999
                                                              ------     ------
Weighted-average grant date fair value of options for WCG
  common stock granted during the year......................  $23.93     $13.13
                                                              ======     ======
Assumptions:
  Dividend yield............................................       0%         0%
  Volatility................................................      71%        60%
  Risk-free interest rate...................................     6.3%       6.0%
  Expected life (years).....................................     5.0        5.0

     Pro forma net income and earnings per share, assuming Williams had applied the fair-value method of SFAS No. 123, "Accounting for Stock-Based Compensation" in measuring compensation cost beginning with 1997 employee stock-based awards, are as follows:

                                         2000                1999                1998
                                   -----------------   -----------------   ----------------
                                    PRO                 PRO                 PRO
                                   FORMA    REPORTED   FORMA    REPORTED   FORMA   REPORTED
(MILLIONS)                         ------   --------   ------   --------   -----   --------
Net income.......................  $381.4    $524.3    $168.1    $221.4    $68.0    $122.3
Earnings per share:
  Basic..........................  $  .86    $ 1.18    $  .38    $  .50    $ .14    $  .27
  Diluted........................  $  .85    $ 1.17    $  .37    $  .50    $ .14    $  .27

     Pro forma amounts for 2000 include compensation expense from certain Williams awards made in 1999 and the total compensation expense from Williams awards made in 2000, as these awards fully vested in 2000 as a result of the accelerated vesting provisions. Pro forma amounts for 2000 include $37.3 million for Williams awards and $105.7 million for WCG awards.

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

     Williams granted approximately 332,000 and 260,000 deferred Williams shares in 2000 and 1999, respectively. Deferred shares are valued at the date of award, and the weighted-average grant date fair value of the shares granted was $39.13 in 2000 and $34.84 in 1999. Approximately $11 million and $13 million was recognized as expense for deferred shares of Williams in 2000 and 1999, respectively. Expense related to deferred shares is recognized in the performance year or over the vesting period, depending on the terms of the

                          THE WILLIAMS COMPANIES, INC.

awards. In 2000 and 1999, Williams issued approximately 140,000 and 125,000, respectively, of the deferred shares previously granted.

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

NOTE 19. FINANCIAL INSTRUMENTS AND ENERGY TRADING ACTIVITIES

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

     Long-term debt: The fair value of Williams' long-term debt is valued using indicative year-end traded bond market prices for publicly traded issues, while private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 2000 and 1999, 66 percent and 79 percent, respectively, of Williams' long-term debt was publicly traded. Williams used the expertise of an outside investment banking firm to estimate the fair value of long-term debt.

     WCG redeemable preferred stock: Fair value is based on the prices of similar securities with similar terms and credit ratings as the preferred stock is not publicly traded. Williams used the expertise of an outside investment banking firm to establish the fair value of redeemable cumulative convertible preferred stock.

     Williams obligated mandatorily redeemable preferred securities of
Trust: Fair value is based on the prices of similar securities with similar terms and credit ratings as the preferred securities are not publicly traded. Williams used the expertise of an outside investment banking firm to establish the fair value of obligated mandatorily redeemable preferred securities.

     Interest-rate swaps: Fair value is determined by discounting estimated future cash flows using forward-interest rates derived from the year-end yield curve. Fair value was calculated by the financial institutions that are the counterparties to the swaps.

     Energy-related trading and hedging: Energy-related trading includes forwards, options, swaps, purchase and sales commitments and other energy-related contracts such as transportation, storage and power tolling contracts. Energy-related hedging includes futures, options and swaps. Fair value reflects management's estimates using valuation techniques that reflect the best information available under the circumstances. This information includes various factors such as quoted market prices, estimates of market prices in absence of

                          THE WILLIAMS COMPANIES, INC.

quoted market prices, contractual volumes, estimated volumes under option and other arrangements that result in varying volumes, other contract terms, liquidity of the market in which the contract is transacted, credit considerations, time value and volatility factors underlying the positions. These values reflect the appropriate adjustments for uncertainty regarding the company's ability to liquidate the position considering market factors applicable at the date of such valuation. Judgement is required in interpreting market factors and the use of alternative market assumptions or valuation methodologies may affect management's estimate of fair value.

  Carrying amounts and fair values of Williams' financial instruments and energy trading activities

                                                          2000                      1999
                                                 -----------------------   ----------------------
                                                  CARRYING                 CARRYING
               ASSET (LIABILITY)                   AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
               -----------------                 ----------   ----------   ---------   ----------
                                                                    (MILLIONS)
Cash and cash equivalents......................  $  1,210.7   $  1,210.7   $ 1,081.6   $ 1,081.6
Short-term investments including short-term
  marketable equity securities.................       395.2        395.2     1,434.8     1,434.8
Notes and other non-current receivables........        69.2         69.2        52.1        52.1
Investments-cost and advances to affiliates....       934.8        934.8       786.5       786.5
Long-term marketable equity securities.........        12.4         12.4       288.1       288.1
Ferrellgas Partners L.P. senior common units...       193.9        193.9       175.7       175.7
Notes payable..................................    (2,075.9)    (2,075.9)   (1,378.8)   (1,378.8)
Long-term debt, including current portion......   (11,976.5)   (11,284.3)   (9,423.8)   (9,341.7)
WCG redeemable preferred stock.................      (240.7)      (142.0)         --          --
Williams obligated mandatorily redeemable
  preferred securities of Trust................      (189.9)      (191.6)     (175.5)     (175.5)
Interest-rate swaps............................       (32.8)       (32.8)      (29.0)      (47.5)
Energy-related trading:
  Assets.......................................     9,710.9      9,710.9       555.9       555.9
  Liabilities..................................    (8,900.1)    (8,900.1)     (449.1)     (449.1)
Energy-related hedging:
  Assets.......................................          --         65.9          --        23.6
  Liabilities..................................        (2.5)      (218.1)        (.7)       (8.2)

     The preceding asset and liability amounts for energy-related hedging represent unrealized gains or losses and do not include the related deferred amounts. The increase in energy-related hedging liabilities is primarily due to the hedging strategy utilized by the Exploration & Production segment. Exploration & Production hedged approximately 50 percent of production in 2000 and at December 31, 2000, has entered into contracts that hedge approximately 70 percent and 38 percent of 2001 and 2002 estimated production, respectively. Subsequent to December 31, 2000, Exploration & Production contracted to hedge an additional 28 percent of estimated production for 2002. The contracted hedge prices are at prices lower than the spot market prices of natural gas seen at the end of 2000, however, the contracted hedged prices are higher than Exploration & Production's realized average natural gas price for 2000.

     In addition to the financial instruments provided in the table above, Williams has recorded liabilities of $17 million and $18 million at December 31, 2000 and 1999, respectively, for certain guarantees.

                          THE WILLIAMS COMPANIES, INC.

  Off-balance-sheet credit and market risk

     Williams is a participant in the following transactions and arrangements that involve financial instruments that have off-balance-sheet risk of accounting loss. It is not practicable to estimate the fair value of these off-balance-sheet financial instruments because of their unusual nature and unique characteristics.

     Williams has agreements to sell, on an ongoing basis, certain of its accounts receivable to special-purpose entities (SPEs). At December 31, 2000, Williams sold approximately $1.3 billion of its accounts receivable in exchange for $366 million in cash and approximately $936 million in notes receivable from the SPEs. For 2000, Williams received cash from the SPEs of approximately $9 billion. The sales of these receivables resulted in a net charge to results of operations of approximately $23 million and $17 million in 2000 and 1999. The notes receivable from the SPEs are subject to credit risk to the extent that the underlying receivables sold to the SPEs are not collected. See Concentrations of Credit Risk below.

     Williams has issued other guarantees and letters of credit with off-balance-sheet risk that total approximately $78 million and $266 million at December 31, 2000 and 1999, respectively. Except as discussed in Note 5, Williams believes it will not have to perform under these agreements, because the likelihood of default by the primary party is remote and/or because of certain indemnifications received from other third parties.

  Energy trading and price-risk management activities

     Williams, through Energy Marketing & Trading, provides price-risk management services associated with the energy industry to its customers. These services are provided through a variety of energy and energy-related contracts including forward contracts, futures contracts, option contracts, swap agreements, purchase and sale commitments and transportation, storage and power tolling contracts. See Note 1 for a description of the accounting for these trading activities. The net gain from trading price-risk management activities was $1,286.7 million, $214 million and $112.6 million in 2000, 1999 and 1998, respectively.

     The 2000 average fair value of the energy-related trading assets and liabilities is $2,747 million and $2,230 million, respectively. The 1999 average fair value of the energy-related trading assets and liabilities is $565 million and $507 million, respectively. The increase in energy-related trading assets and liabilities primarily reflects increased electric power and natural gas prices and price volatility combined with an expanded trading portfolio to include price-risk management from an additional 2,350 megawatts from contracts which were executed in late 1999 and early 2000 giving Energy Marketing & Trading the right to market combined capacity from three power generating plants.

     Energy Marketing & Trading enters into contracts which involve physical delivery of an energy commodity. Prices under these contracts are both fixed and variable. These contracts involve both firm commitments requiring fixed volumes and option and other arrangements that result in varying volumes. Swap agreements call for Energy Marketing & Trading to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices for different locations. Energy Marketing & Trading buys and sells financial option contracts which give the buyer the right to exercise the option and receive the difference between a predetermined strike price and a market price at the date of exercise. The prices for forwards, swap, option and physical contracts consider exchange quoted prices or management's estimates based on the best information available. Energy Marketing & Trading also enters into futures contracts, which are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. The market prices for futures contracts are based on exchange quotations. Energy Marketing & Trading also has contracts to provide price-risk management services through marketing over 7,000 megawatts of electricity capacity from third-party-owned and operated power generating plants across the United States. Energy Marketing & Trading's costs under these contracts are both fixed and variable. The fair value of these

                          THE WILLIAMS COMPANIES, INC.

contracts is determined based on a combination of spot and forward prices and volatilities of electricity, natural gas, and other similar contracts using management's estimates based on the information available including model valuation techniques.

     Energy Marketing & Trading is subject to market risk from changes in energy commodity market prices, the portfolio position of its financial instruments and physical commitments, the liquidity of the market in which the contract is transacted, changes in interest rates and credit risk. Energy Marketing & Trading manages market risk on a portfolio basis through established trading policy guidelines which are monitored on an ongoing basis. Credit risk relates to the risk of loss that Williams would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Williams attempts to minimize credit-risk exposure to trading counterparties and brokers through formal credit policies, monitoring procedures, and collateral requirements under certain circumstances. Valuation allowances are provided for credit risk in accordance with the established credit policies.

     The counterparties associated with assets from energy trading and price-risk management activities as of December 31, 2000, are summarized as follows:

                                                          2000
                                                  ---------------------
                                                  INVESTMENT
                                                   GRADE(A)     TOTAL
                                                  ----------   --------
                                                       (MILLIONS)
Gas and electric utilities......................   $3,281.1    $3,495.2
Energy marketers and traders....................    4,105.9     4,861.0
Financial institutions..........................      674.6       677.2
Other...........................................      297.1       738.4
                                                   --------    --------
          Total.................................   $8,358.7     9,771.8
                                                   ========
Credit reserves.................................                  (60.9)
                                                               --------
Assets from price-risk management
  activities(b).................................               $9,710.9
                                                               ========

-------------------------

(a) "Investment Grade" is primarily determined using publicly available credit ratings along with consideration of cash, standby letters of credit, parent company guarantees and property interests, including oil and gas reserves. Included in "Investment Grade" are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively.

(b) One counterparty's exposure is greater than 5 percent of assets from price-risk management activities and is included above as Investment Grade.

     The concentration of counterparties within the energy and energy trading industry does impact Williams' overall exposure to credit risk in that these counterparties are similarly influenced by changes in the economy and regulatory issues. However, based on the credit policies and procedures discussed above, Williams does not anticipate that counterparty nonperformance would result in a significant adverse effect to the financial statements.

                          THE WILLIAMS COMPANIES, INC.

     The notional quantities for trading activities at December 31, 2000 and 1999, are as follows:

                                                          2000                 1999
                                                   ------------------   ------------------
                                                    PAYOR    RECEIVER    PAYOR    RECEIVER
                                                   -------   --------   -------   --------
Fixed price:
  Natural gas (TBtu).............................  4,552.4   6,406.3    1,933.0   2,019.0
  Refined products, NGLs and crude (MMbbls)......    450.8     300.9      474.5     436.9
  Power (Terawatt Hrs)...........................    440.0     207.1       35.3      47.1
Variable price:
  Natural gas (TBtu).............................  2,715.5   2,473.5    2,523.2   2,243.3
  Refined products, NGLs and crude (MMbbls)......     44.2      63.2        2.4       3.9

     The net cash inflows related to these contracts at December 31, 2000 and 1999, were approximately $1 billion and $76 million, respectively. At December 31, 2000, the cash inflows extend primarily through 2022.

  Concentration of credit risk

     Williams' cash equivalents and short-term investments consist of high-quality securities placed with various major financial institutions with high credit ratings. Williams' investment policy limits its credit exposure to any one issuer/obligor.

     The following table summarizes concentration of receivables, net of allowances, by product or service at December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                  (MILLIONS)
Receivables by product or service:
  Sale or transportation of natural gas and related
     products...............................................  $  507.8   $  337.7
  Power sales and related services..........................   1,148.7      289.7
  Sale or transportation of petroleum products..............     518.3      736.1
  Communication services....................................     291.7      119.5
  Notes receivable from SPEs................................     936.4      216.6
  Other.....................................................     177.6      161.6
                                                              --------   --------
          Total.............................................  $3,580.5   $1,861.2
                                                              ========   ========

     Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern, northwestern and midwestern United States. Petroleum products customers include wholesale, commercial, governmental, industrial and individual consumers and independent dealers located primarily in Alaska and the midsouth and southeastern United States. Power customers include the California Independent System Operator, other power marketers and utilities located throughout the majority of the United States. Communications serves a wide range of customers including numerous corporations, none of which is individually significant to its business. Collection of the notes receivable from the SPEs is dependent on the collection of the receivables which were transferred to the SPEs in exchange for the notes. The underlying receivables are primarily for the sale or transportation of natural gas and related products or services and the sale of petroleum products in the United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are evaluated regularly.

     Subsequent to December 31, 2000, certain receivables from power customers in the western region of the United States have not been paid timely. In addition, Williams and other energy traders and marketers have been ordered to continue selling power to the California Independent System Operator and certain other

                          THE WILLIAMS COMPANIES, INC.

utilities irrespective of their credit ratings. Williams believes that it has appropriately reflected the collection and credit risk associated with receivables and trading assets in the statement of position and results of operations at December 31, 2000. At December 31, 2000, Williams' Consolidated Balance Sheet includes receivables from power sales to the California Power Exchange which approximates 10 percent of total receivables from power sales and related services.

NOTE 20. CONTINGENT LIABILITIES AND COMMITMENTS

  Rate and regulatory matters and related litigation

     Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $72 million for potential refund as of December 31, 2000.

     In 1997, the FERC issued orders addressing, among other things, the authorized rates of return for three of the Williams interstate natural gas pipeline subsidiaries. All of the orders involve rate cases that became effective between 1993 and 1995 and, in each instance, these cases were superseded by more recently filed rate cases. In the three orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. However, the long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Each of the three pipeline subsidiaries challenged its respective FERC order in an effort to have the FERC change its rate-of-return methodology with respect to these and other rate cases. On January 30, 1998, the FERC convened a public conference to consider, on an industry-wide basis, issues with respect to pipeline rates of return. In July 1998, the FERC issued orders in two of the three pipeline subsidiary rate cases, again modifying its rate-of-return methodology by adopting a formula that gives less weight to the long-term growth component. Certain parties appealed the FERC's action, because the most recent formula modification results in somewhat higher rates of return compared to the rates of return calculated under the FERC's prior formula. The appeals have been denied. In June and July 1999, the FERC applied the new methodology in the third pipeline subsidiary rate case, as well as in a fourth case involving the same pipeline subsidiary. In March 2000, the FERC applied the new methodology in a fifth case involving a Williams interstate pipeline subsidiary, and certain parties have sought rehearing before the FERC in this proceeding. After evaluating the rehearing requests, Williams reduced its accrued liability for rate refunds in second-quarter 2000 by $62.7 million of which $58.8 million is included in Gas Pipeline's segment revenues and segment profit and $3.9 million is included in Midstream Gas & Liquids' segment revenues and segment profit. An additional $8.5 million of related interest is included as a reduction of interest accrued. In January 2001, the FERC denied the rehearing requests in this proceeding.

     As a result of FERC Order 636 decisions in prior years, each of the natural gas pipeline subsidiaries has undertaken the reformation or termination of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

     In September 1995, Texas Gas received FERC approval of a settlement regarding Texas Gas' recovery of gas supply realignment costs. Through December 31, 2000, Texas Gas has paid approximately $76 million and expects to pay no more than $80 million for gas supply realignment costs, primarily as a result of contract terminations. Texas Gas has recovered approximately $66 million, plus interest, in gas supply realignment costs.

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

     Williams Energy Marketing & Trading subsidiaries are engaged in power marketing in various geographic areas, including in California. Prices charged for power by Williams and other traders and generators in California markets have been challenged in various proceedings including before the FERC. In December 2000, the FERC issued an order which provided that for the period between October 2, 2000 and December 31, 2002, refunds may be ordered if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices, or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. For periods commencing January 1, 2001, refund liability will expire within 60 days of a sale unless the FERC sends the seller a written notice that the sale is still under review. Williams had not received any such notice as of February 28, 2001.

  Environmental matters

     Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 2000, these subsidiaries had accrued liabilities totaling approximately $36 million for these costs.

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

     Transcontinental Gas Pipe Line, Texas Gas and Williams Gas Pipelines Central (Central) have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency
(EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of December 31, 2000, Central had accrued a liability for approximately $10 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to

                          THE WILLIAMS COMPANIES, INC.

10 years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $36 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

     In July 1999, Transcontinental Gas Pipe Line received a letter stating that the U.S. Department of Justice (DOJ), at the request of the EPA, intends to file a civil action against Transcontinental Gas Pipe Line arising from its waste management practices at Transcontinental Gas Pipe Line's compressor stations and metering stations in 11 states from Texas to New Jersey. The DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. The DOJ and Transcontinental Gas Pipe Line are discussing a settlement. While no specific amount was proposed, the DOJ stated that any settlement must include an appropriate civil penalty for the alleged violations. Transcontinental Gas Pipe Line cannot reasonably estimate the amount of its potential liability, if any, at this time. However, Transcontinental Gas Pipe Line believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

     Williams Energy Services (WES) and its subsidiaries also accrue environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, WES owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At December 31, 2000, WES and its subsidiaries had accrued liabilities totaling approximately $49 million. WES accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At December 31, 2000, WES and its subsidiaries had accrued receivables totaling $15 million.

     Williams Field Services (WFS), a WES subsidiary, received a Notice of Violation (NOV) from the EPA in February 2000. WFS received a contemporaneous letter from the DOJ indicating that the DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. WFS, the EPA and the DOJ agreed to settle this matter for a penalty of $850,000. In the course of investigating this matter, WFS discovered a similar potential violation at the plant and disclosed it to the EPA and the DOJ. The parties will discuss whether additional enforcement action is warranted.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At December 31, 2000, Williams had approximately $12 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

  Other legal matters

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. In addition, through December 31, 2000, postjudgement interest was approximately $7.5 million. Transcontinental Gas Pipe Line's appeals have been denied by the Texas Court of

                          THE WILLIAMS COMPANIES, INC.

Appeals for the First District of Texas, and the company is pursuing an appeal to the Texas Supreme Court. In the other case, a producer has asserted damages, including interest calculated through December 31, 1997, of approximately $6 million. In August 2000, a producer asserted a claim for approximately $6.7 million against Transcontinental Gas Pipe Line. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

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

     It is likely that WCG will be subject to other putative class action suits challenging its railroad or pipeline rights of way. WCG cannot quantify the impact of all such claims at this time. Thus, WCG cannot be certain that the plaintiffs' purported class action or other purported class actions, if successful, will not have a material adverse effect on WCG's future financial position, results of operations or cash flows.

     On September 7, 2000, All-Phase Utility Corp. amended its complaint in a matter originally filed June 28, 1999, against Williams Communication, Inc.
(WCI), a subsidiary of WCG, in the United States District Court for Oregon. In the amended complaint, All-Phase alleges actual damages of at least $236.5 million plus punitive damages of an additional amount equal to double the amount of actual damages. All-Phase alleges that a portion of WCI's Eugene, Oregon to Bandon, Oregon route is based on confidential information developed by All-Phase and that WCI breached its non-disclosure agreement with All-Phase and violated the Oregon Trade Secrets Act by using it. All-Phase also alleges that WCI misrepresented plans for the route and that, as a result, All-Phase lost the opportunity to build its own line along the same route. All-Phase alleges that its damages include loss of profit from the construction it believes it would have performed for WCI and lost revenue from leases of fiber-optic cable and conduits. On January 22, 2001, the court granted WCI's motion for summary judgement and dismissed the case.

     In November 2000, class actions were filed on behalf of San Diego rate payers against California power generators and traders including Williams Energy Marketing & Trading Company, a subsidiary of Williams. In January 2001, other class actions were filed, one on behalf of the people of California in San Francisco, California by the city attorney and the other by a California water authority and district. These lawsuits

                          THE WILLIAMS COMPANIES, INC.

concern the increase in power prices in California over the past several months. Williams is also a defendant in other private suits. The suits claim that the defendants acted to manipulate prices in violation of the California antitrust and business practice statutes and other state and federal laws. Plantiffs are seeking injunctive relief as well as restitution, disgorgement, appointment of a receiver, and damages, including treble damages.

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

  Commitments

     Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are either currently in operation or are to be constructed at various locations throughout the continental United States. At December 31, 2000, annual estimated committed payments under these contracts range from approximately $20 million to $409 million, resulting in total committed payments over the next 22 years of approximately $7 billion.

     Williams has also entered into an agreement giving Williams a 25-year right to use a portion of a third party's wireless local capacity. Williams will pay a total of $400 million over four years for this right and will amortize the total payments over the 25-year usage term. As of December 31, 2000, Williams has paid approximately $250 million.

     See Note 11 for commitments for construction and acquisition of property, plant and equipment.

NOTE 21. RELATED PARTY TRANSACTIONS

     Effective in January 2000, SBC is a related party by appointment of an officer of SBC as an outside member of WCG's board of directors. SBC purchases domestic voice and data long distance and local transport services from WCG. Revenues from SBC were $169.5 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively. There were no revenues from SBC for the year ended December 31, 1998. WCG purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. These purchases from SBC were $51.7 million, $13.2 million and $17.7 million in 2000, 1999 and 1998, respectively.

     In first-quarter 2000, Williams sold a portion of its investment in ATL to an entity jointly owned by SBC and Telefonos (see Note 4).

     In June of 2000, WCG acquired SBC's interests in undersea communications cables between the United States and China, and between the United States and Japan, from SBC for a purchase price of approximately $111.4 million. In September 2000, WCG purchased the long-distance network assets of Ameritech Communications, Inc., a subsidiary of SBC, for a purchase price of $145 million. These assets are located in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin and include a 2,200 mile fiber-optic network over four routes, indefeasible rights of use in dark fiber and 15 data centers.

                          THE WILLIAMS COMPANIES, INC.

     In fourth-quarter 2000, Williams entered into a $600 million debt obligation with Lehman Brothers Inc. Lehman Brothers Inc. is a related party as a result of a director that serves on both Williams' and Lehman Brothers Holdings, Inc.'s board of directors (see Note 13).

NOTE 22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The table below presents changes in the components of accumulated other comprehensive income (loss).

                                                                    INCOME (LOSS)
                                                        --------------------------------------
                                                          UNREALIZED
                                                         APPRECIATION      FOREIGN
                                                        (DEPRECIATION)    CURRENCY
                                                        ON SECURITIES    TRANSLATION    TOTAL
                                                        --------------   -----------   -------
                                                                      (MILLIONS)
Balance at December 31, 1997..........................     $  (2.4)        $  (.1)     $  (2.5)
                                                           -------         ------      -------
1998 change:
  Pre-income tax amount...............................        39.4           (4.9)        34.5
  Income tax provision................................       (15.3)            --        (15.3)
                                                           -------         ------      -------
                                                              24.1           (4.9)        19.2
                                                           -------         ------      -------
Balance at December 31, 1998..........................        21.7           (5.0)        16.7
                                                           -------         ------      -------
1999 change:
  Pre-income tax amount...............................       194.9          (17.9)       177.0
  Income tax provision................................       (75.8)            --        (75.8)
  Minority interest in other comprehensive income.....       (14.9)           (.1)       (15.0)
                                                           -------         ------      -------
                                                             104.2          (18.0)        86.2
Adjustment due to issuance of subsidiary's common
  stock...............................................        (5.8)           2.4         (3.4)
                                                           -------         ------      -------
Balance at December 31, 1999..........................       120.1          (20.6)        99.5
                                                           -------         ------      -------
2000 change:
  Pre-income tax amount...............................       218.1          (28.2)       189.9
  Income tax provision................................       (82.2)            --        (82.2)
  Minority interest in other comprehensive
     income (loss)....................................       (20.4)           4.3        (16.1)
  Realized gains in net income (net of $118.3 income
     tax benefit and $28.0 minority interest).........      (162.9)            --       (162.9)
                                                           -------         ------      -------
                                                             (47.4)         (23.9)       (71.3)
                                                           -------         ------      -------
Balance at December 31, 2000..........................     $  72.7         $(44.5)     $  28.2
                                                           =======         ======      =======

                          THE WILLIAMS COMPANIES, INC.

NOTE 23. SEGMENT DISCLOSURES

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

     1999 and 1998 segment amounts within Energy Services have been restated to reflect first-quarter 2001 transfer of certain operations that were previously conducted by Energy Marketing & Trading to Petroleum Services (see Note 1). Additionally, 1999 and 1998 Communications segment losses have been restated to include certain Communications' shared services costs that were previously allocated to Solutions (see Note 3).

     The following table reflects the reconciliation of operating income as reported on the Consolidated Statement of Income to segment profit, per the table on page 105.

                                             2000                                1999                    1998
                              ----------------------------------   ---------------------------------   ---------
                              OPERATING     INCOME      SEGMENT    OPERATING     INCOME      SEGMENT   OPERATING
                               INCOME        FROM        PROFIT     INCOME        FROM       PROFIT     INCOME
                               (LOSS)     INVESTMENTS    (LOSS)     (LOSS)     INVESTMENTS   (LOSS)     (LOSS)
                              ---------   -----------   --------   ---------   -----------   -------   ---------
                                                                  (MILLIONS)
Gas Pipeline................  $  741.5      $   --      $  741.5    $ 697.3       $ --       $ 697.3    $ 610.4
Energy Services.............   1,557.9          .8       1,558.7      529.1         --         529.1      386.1
Communications..............    (459.8)      294.1        (165.7)    (268.5)       9.4        (259.1)    (145.8)
Other.......................      18.8          --          18.8        8.4         --           8.4        2.5
                              --------      ------      --------    -------       ----       -------    -------
Total segments..............   1,858.4      $294.9      $2,153.3      966.3       $9.4       $ 975.7      853.2
                                            ------      --------                  ----       -------
General corporate
  expenses..................     (88.3)                               (73.4)                              (93.2)
                              --------                              -------                             -------
Total operating income......  $1,770.1                              $ 892.9                             $ 760.0
                              ========                              =======                             =======

                                      1998
                              ---------------------
                                INCOME      SEGMENT
                                 FROM       PROFIT
                              INVESTMENTS   (LOSS)
                              -----------   -------
                                   (MILLIONS)
Gas Pipeline................      $--       $ 610.4
Energy Services.............       --         386.1
Communications..............       --        (145.8)
Other.......................       --           2.5
                                  ---       -------
Total segments..............      $--       $ 853.2
                                  ---       -------
General corporate
  expenses..................
Total operating income......

     The following geographic area data includes revenues from external customers based on product shipment origin and long-lived assets based upon physical location.

                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                         (MILLIONS)
Revenues from external customers:
  United States.............................................  $10,096.2   $ 7,044.2   $ 5,936.6
  Other.....................................................      301.8       127.4        82.8
                                                              ---------   ---------   ---------
         Total..............................................  $10,398.0   $ 7,171.6   $ 6,019.4
                                                              =========   =========   =========
Long-lived assets:
  United States.............................................  $18,610.7   $14,931.3   $12,658.1
  Other.....................................................    1,439.9       474.5       242.3
                                                              ---------   ---------   ---------
         Total..............................................  $20,050.6   $15,405.8   $12,900.4
                                                              =========   =========   =========

     Long-lived assets are comprised of property, plant and equipment and certain other non-current assets.

                          THE WILLIAMS COMPANIES, INC.

                                                             REVENUES
                                            ------------------------------------------              ADDITIONS
                                                                   EQUITY                SEGMENT    TO LONG-    DEPRECIATION,
                                            EXTERNAL    INTER-    EARNINGS                PROFIT      LIVED      DEPLETION &
                                            CUSTOMERS   SEGMENT   (LOSSES)     TOTAL      (LOSS)     ASSETS     AMORTIZATION
                                            ---------   -------   --------   ---------   --------   ---------   -------------
                                                                               (MILLIONS)
2000
Gas Pipeline..............................  $1,818.6    $ 60.6     $ 27.0    $ 1,906.2   $ 741.5    $  664.4       $294.1
Energy Services
  Energy Marketing & Trading..............   2,273.2    (700.6)*      1.6      1,574.2   1,007.9        68.8         18.7
  Exploration & Production................      39.6     254.6         --        294.2      62.4        70.7         29.1
  Midstream Gas & Liquids.................     846.8     678.1       (4.0)     1,520.9     303.5       799.6        163.6
  Petroleum Services......................   4,480.9     185.9        (.6)     4,666.2     192.0       231.4        104.0
  Merger-related costs....................        --        --         --           --      (7.1)         --           --
                                            ---------   -------    ------    ---------   --------   --------       ------
                                             7,640.5     418.0       (3.0)     8,055.5   1,558.7     1,170.5        315.4
                                            ---------   -------    ------    ---------   --------   --------       ------
Communications
  Network.................................     667.0      38.0        4.4        709.4    (112.2)    3,359.0        154.3
  Broadband Media.........................     168.4        .4      (10.7)       158.1     (45.6)       37.1         30.3
  Strategic Investments...................        --        --      (14.0)       (14.0)     (7.9)        2.5           .5
                                            ---------   -------    ------    ---------   --------   --------       ------
                                               835.4      38.4      (20.3)       853.5    (165.7)    3,398.6        185.1
                                            ---------   -------    ------    ---------   --------   --------       ------
Other.....................................      99.2      41.3         .6        141.1      18.8       451.7         37.3
Eliminations..............................        --    (558.3)        --       (558.3)       --          --           --
                                            ---------   -------    ------    ---------   --------   --------       ------
        Total.............................  $10,393.7   $   --     $  4.3    $10,398.0   $2,153.3   $5,685.2       $831.9
                                            =========   =======    ======    =========   ========   ========       ======
1999
Gas Pipeline..............................  $1,762.7    $ 59.9     $  9.0    $ 1,831.6   $ 697.3    $  361.3       $285.1
Energy Services
  Energy Marketing & Trading..............   1,217.7    (555.4)*      (.5)       661.8     104.0        82.8         35.3
  Exploration & Production................      50.2     139.9         --        190.1      39.8       148.5         23.5
  Midstream Gas & Liquids.................     661.0     380.1      (12.1)     1,029.0     230.8       341.9        143.8
  Petroleum Services......................   2,837.2     182.1         .5      3,019.8     167.2       715.7         82.9
  Merger-related costs....................        --        --         --           --     (12.7)         --           --
                                            ---------   -------    ------    ---------   --------   --------       ------
                                             4,766.1     146.7      (12.1)     4,900.7     529.1     1,288.9        285.5
                                            ---------   -------    ------    ---------   --------   --------       ------
Communications
  Network.................................     400.9      37.7        1.0        439.6    (165.1)    1,638.2         51.5
  Broadband Media.........................     161.3       1.5         --        162.8     (28.6)       38.7         29.9
  Strategic Investments...................      35.2        .4      (27.0)         8.6     (65.4)        2.9          5.4
                                            ---------   -------    ------    ---------   --------   --------       ------
                                               597.4      39.6      (26.0)       611.0    (259.1)    1,679.8         86.8
                                            ---------   -------    ------    ---------   --------   --------       ------
Other.....................................      78.4      40.1       (3.9)       114.6       8.4       294.8         35.0
Eliminations..............................        --    (286.3)        --       (286.3)       --          --           --
                                            ---------   -------    ------    ---------   --------   --------       ------
        Total.............................  $7,204.6    $   --     $(33.0)   $ 7,171.6   $ 975.7    $3,624.8       $692.4
                                            =========   =======    ======    =========   ========   ========       ======
1998
Gas Pipeline..............................  $1,633.5    $ 51.1     $   .2    $ 1,684.8   $ 610.4    $  485.0       $287.0
Energy Services
  Energy Marketing & Trading..............     694.2     (35.0)*     (6.7)       652.5      35.0        27.3         30.1
  Exploration & Production................      33.5     105.8         --        139.3      27.2        58.1         26.0
  Midstream Gas & Liquids.................     799.0      63.7        8.2        870.9     225.7       342.6        121.6
  Petroleum Services......................   2,466.9      52.1         .4      2,519.4     148.9       264.2         70.8
  Merger-related costs....................        --        --         --           --     (50.7)         --           --
                                            ---------   -------    ------    ---------   --------   --------       ------
                                             3,993.6     186.6        1.9      4,182.1     386.1       692.2        248.5
                                            ---------   -------    ------    ---------   --------   --------       ------
Communications
  Network.................................     165.3      40.8         --        206.1     (32.8)      394.6         14.2
  Broadband Media.........................     157.9       3.3         --        161.2     (41.7)       40.0         25.6
  Strategic Investments...................      47.8       4.6      (18.4)        34.0     (71.3)       15.6         10.8
                                            ---------   -------    ------    ---------   --------   --------       ------
                                               371.0      48.7      (18.4)       401.3    (145.8)      450.2         50.6
                                            ---------   -------    ------    ---------   --------   --------       ------
Other.....................................      32.2      30.8        5.4         68.4       2.5       157.3         27.0
Eliminations..............................        --    (317.2)        --       (317.2)       --          --           --
                                            ---------   -------    ------    ---------   --------   --------       ------
        Total.............................  $6,030.3    $   --     $(10.9)   $ 6,019.4   $ 853.2    $1,784.7       $613.1
                                            =========   =======    ======    =========   ========   ========       ======

---------------

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenues.

                          THE WILLIAMS COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

                                                    TOTAL ASSETS            EQUITY METHOD INVESTMENTS
                                             ---------------------------   ---------------------------
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2000           1999           2000           1999
                                             ------------   ------------   ------------   ------------
                                                                    (MILLIONS)
Gas Pipeline...............................   $ 8,956.2      $ 8,628.5        $281.5         $211.9
Energy Services
  Energy Marketing & Trading...............    14,609.7        2,996.1           1.4            1.9
  Exploration & Production.................       671.5          618.6            --             --
  Midstream Gas & Liquids..................     4,315.2        3,514.4         239.2          216.0
  Petroleum Services.......................     2,994.7        2,779.3         113.2          107.0
                                              ---------      ---------        ------         ------
                                               22,591.1        9,908.4         353.8          324.9
                                              ---------      ---------        ------         ------
Communications
  Network..................................     6,343.1        4,433.5          15.3           14.4
  Broadband Media..........................       252.4          407.8            --             --
  Strategic Investments....................       525.4          419.1          77.5           42.6
                                              ---------      ---------        ------         ------
                                                7,120.9        5,260.4          92.8           57.0
                                              ---------      ---------        ------         ------
Other......................................     9,486.6        6,629.8         119.3          121.3
Eliminations...............................    (8,387.5)      (6,255.6)           --             --
                                              ---------      ---------        ------         ------
                                               39,767.3       24,171.5         847.4          715.1
                                              ---------      ---------        ------         ------
Net assets of discontinued operations......       429.7          803.8            --             --
                                              ---------      ---------        ------         ------
Total assets...............................   $40,197.0      $24,975.3        $847.4         $715.1
                                              =========      =========        ======         ======

NOTE 24. SUBSEQUENT EVENTS

     In January 2001, Williams issued approximately 38 million shares of common stock in a public offering, at $36.125 per share. Net proceeds from the offering totaled $1.3 billion and will be used primarily to expand Williams' capacity to fund its energy-related capital program, repay commercial paper and other short-term debt and for general corporate purposes.

     Williams Energy Partners L.P. (WEP), a wholly owned partnership, owns and operates a diversified portfolio of energy assets. The partnership is principally engaged in the storage, transportation and distribution of refined petroleum products and anhydrous ammonia. On February 9, 2001, WEP completed an initial public offering of approximately 4.6 million common units at $21.50 per unit for net proceeds of approximately $92 million. The initial public offering represents 40 percent of the units, and Williams will retain a 60 percent interest in the partnership, including its general partner interest.

     In first-quarter 2001, Williams granted an option to Telecom Americas, Ltd., a joint venture between SBC, American Movil, S.A. de C.V. and Bell Canada International, Inc., to purchase Williams' interest in ATL for an agreed to price. The option was granted in exchange for Telecom Americas, Ltd. paying Williams' portion of a required funding to ATL. The option will expire at the end of first-quarter 2001.

                          THE WILLIAMS COMPANIES, INC.

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

     Summarized quarterly financial data are as follows (millions, except per-share amounts). Certain amounts have been restated or reclassified as described in Note 1 of Notes to Consolidated Financial Statements.

                                                FIRST      SECOND     THIRD      FOURTH
2000                                           QUARTER    QUARTER    QUARTER    QUARTER
----                                           --------   --------   --------   --------
Revenues.....................................  $2,057.7   $2,523.3   $2,534.4   $3,282.6
Costs and operating expenses.................   1,516.2    1,702.3    1,921.7    2,259.0
Income from continuing operations............     126.7      357.2      130.0      259.3
Net income (loss)............................      99.7      351.8      121.1      (48.3)
Basic earnings per common share:
  Income from continuing operations..........       .28        .80        .29        .58
  Net income (loss)..........................       .22        .79        .27       (.11)
Diluted earnings per common share:
  Income from continuing operations..........       .28        .79        .29        .57
  Net income (loss)..........................       .22        .78        .27       (.11)

                                                FIRST      SECOND     THIRD      FOURTH
1999                                           QUARTER    QUARTER    QUARTER    QUARTER
----                                           --------   --------   --------   --------
Revenues.....................................  $1,606.2   $1,636.2   $1,844.7   $2,084.5
Costs and operating expenses.................   1,150.1    1,178.2    1,398.8    1,577.5
Income from continuing operations............      55.4       18.3       32.6       66.1
Income before extraordinary gain.............      52.9       18.1       28.1       57.1
Net income...................................      52.9       18.1       28.1      122.3
Basic earnings per common share:
  Income from continuing operations..........       .13        .04        .07        .15
  Income before extraordinary gain...........       .12        .04        .06        .13
  Net income.................................       .12        .04        .06        .28
Diluted earnings per common share:
  Income from continuing operations..........       .13        .04        .07        .14
  Income before extraordinary gain...........       .12        .04        .06        .12
  Net income.................................       .12        .04        .06        .27

     The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

     First-quarter 2000 net income includes pre-tax gains of $31.5 million on the sale of a portion of Williams' investment in marketable equity securities and $16.5 million for the sale of a portion of Williams investment in ATL-Algar Telecom Leste S.A. (see Note 4). Additional pre-tax gains on the sale of certain marketable equity securities of $36.6 million and $40.2 million and a pre-tax loss (net of gains) of $13.8 million were recorded in second, third and fourth-quarter 2000, respectively (see Note 4). Second-quarter 2000 net income includes a pre-tax gain of $214.7 million resulting from the conversion of Williams' shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000 (see Note 4). Additionally, second-quarter 2000 net income includes approximately $75 million in pre-tax reductions to certain rate refund liabilities and related interest accruals based on favorable FERC and judicial rulings received regarding regulatory proceedings (see Note 20). Also included in second and fourth-quarter 2000 net income is a $25.9 million and a $17.2 million pre-tax charge, respectively, resulting from the decision to discontinue Energy Marketing & Trading's mezzanine lending services (see Note
5). Fourth-quarter 2000 net income includes a $16.3 million pre-tax charge relating to management's decision and commitment to sell Energy Marketing & Trading's distributed

                          THE WILLIAMS COMPANIES, INC.

                      QUARTERLY FINANCIAL DATA (CONCLUDED)
                                  (UNAUDITED)

power generation business and an $11.9 million pre-tax charge relating to management's decision and commitment to sell certain of Petroleum Services' end-to-end mobile computing systems business. These charges represent the impairment of the assets to fair value based on the expected net sales proceeds.

     First, second, third and fourth-quarter 2000 includes after-tax losses from discontinued operations of $27 million, $5.4 million, $8.9 million and $307.6 million, respectively, related to Williams' plan to divest the operations that previously comprised the Solutions segment (see Note 3).

     First, second, third and fourth-quarter 1999 includes after-tax losses from discontinued operations of $2.5 million, $.2 million, $4.5 million and $9 million, respectively, related to Williams' plan to divest the operations that previously comprised the Solutions segment (see Note 3).

     Second-quarter 1999 net income includes a $51 million favorable pre-tax adjustment related to the reduction of certain rate refund liabilities and related interest accruals resulting from regulatory proceedings involving rate-of-return methodology. Also included in second-quarter 1999 net income is a $26.7 million pre-tax charge related to the sale of certain Strategic Investments' network application businesses. An additional $1.7 million was recorded in the fourth quarter relating to this sale (see Note 5). Fourth-quarter 1999 net income for Gas Pipeline includes a $21 million favorable pre-tax reduction of certain rate refund liabilities resulting from recent developments in regulatory proceedings which concluded that the risk involved with one of the issues in the proceedings had been eliminated. Also included in fourth-quarter 1999 net income are pre-tax gains of approximately $15.8 million for the sale of Energy Marketing & Trading's retail natural gas and electric operations and $14.7 million for the sale of certain gas producing properties at Exploration & Production. An after-tax gain of $65.2 million related to the sale of Williams' retail propane business, Thermogas L.L.C. is also included in fourth-quarter 1999 (see Note 7).

                          THE WILLIAMS COMPANIES, INC.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENT OF INCOME (PARENT)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
                                                                 (DOLLARS IN MILLIONS,
                                                               EXCEPT PER-SHARE AMOUNTS)
Investing income:
  Consolidated subsidiaries.................................  $  360.0   $ 198.2   $  33.9
  Other.....................................................      40.9      15.1       4.6
Interest accrued:
  Consolidated subsidiaries.................................    (187.7)   (148.0)    (59.4)
  Other.....................................................    (479.5)   (274.7)   (154.2)
Other expense -- net........................................     (37.6)    (24.2)    (13.2)
                                                              --------   -------   -------
Loss from continuing operations before income taxes, equity
  in subsidiaries' income and extraordinary gain (loss).....    (303.9)   (233.6)   (188.3)
Benefit for income taxes....................................    (166.5)    (84.2)    (63.8)
                                                              --------   -------   -------
Loss from continuing operations before equity in
  subsidiaries' income and extraordinary gain (loss)........    (137.4)   (149.4)   (124.5)
Equity in consolidated subsidiaries' income.................   1,010.6     321.8     288.0
                                                              --------   -------   -------
Income from continuing operations...........................     873.2     172.4     163.5
Loss from discontinued operations...........................    (348.9)    (16.2)    (36.4)
                                                              --------   -------   -------
Income before extraordinary gain (loss).....................     524.3     156.2     127.1
Extraordinary gain (loss)...................................        --      65.2      (4.8)
                                                              --------   -------   -------
Net income..................................................     524.3     221.4     122.3
Preferred stock dividends...................................        --       2.8       7.1
                                                              --------   -------   -------
Income applicable to common stock...........................  $  524.3   $ 218.6   $ 115.2
                                                              ========   =======   =======
Basic earnings per common share:
  Income from continuing operations.........................  $   1.88   $   .39   $   .37
  Loss from discontinued operations.........................      (.75)     (.04)     (.09)
                                                              --------   -------   -------
  Income before extraordinary gain (loss)...................      1.13       .35       .28
  Extraordinary gain (loss).................................        --       .14      (.01)
                                                              --------   -------   -------
  Net income................................................  $   1.13   $   .49   $   .27
                                                              --------   -------   -------
Diluted earnings per common share:
  Income from continuing operations.........................  $   1.87   $   .38   $   .36
  Loss from discontinued operations.........................      (.75)     (.04)     (.08)
                                                              --------   -------   -------
  Income before extraordinary gain (loss)...................      1.12       .34       .28
  Extraordinary gain (loss).................................        --       .14      (.01)
                                                              --------   -------   -------
  Net income................................................  $   1.12   $   .48   $   .27
                                                              ========   =======   =======

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                             BALANCE SHEET (PARENT)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                2000          1999
                                                              ---------   ------------
                                                                     (MILLIONS)
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $   914.3    $   495.9
  Due from consolidated subsidiaries........................      491.0        313.1
  Note receivable from SPE..................................      811.1        184.8
  Receivables...............................................       10.2          8.8
  Other.....................................................        3.4         15.4
                                                              ---------    ---------
          Total current assets..............................    2,230.0      1,018.0
Investments:
  Equity in consolidated subsidiaries.......................   12,356.6     11,459.6
  Due from consolidated subsidiaries........................    4,888.1      3,496.0
  Other.....................................................      198.2        181.3
Property, plant and equipment -- net........................       37.0         29.1
Deferred income taxes.......................................       71.0           --
Other assets and deferred charges...........................      102.5         93.2
                                                              ---------    ---------
          Total assets......................................  $19,883.4    $16,277.2
                                                              =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable.............................................  $ 2,036.7    $ 1,285.3
  Due to consolidated subsidiaries..........................    2,460.1      1,466.2
  Accounts payable and accrued liabilities..................      243.4        163.6
  Long-term debt due within one year........................      920.9        132.8
                                                              ---------    ---------
          Total current liabilities.........................    5,661.1      3,047.9
Long-term debt..............................................    4,912.1      4,699.5
Due to consolidated subsidiaries............................    2,045.0      1,816.9
Deferred income taxes.......................................         --        132.3
Other liabilities...........................................      116.2         80.4
Stockholders' equity:
  Preferred stock...........................................      342.0           --
  Common stock..............................................      466.6        463.2
  Capital in excess of par value............................    3,370.2      3,253.0
  Retained earnings.........................................    3,065.7      2,807.2
  Accumulated other comprehensive income....................       28.2         99.5
  Other.....................................................      (81.2)       (77.6)
                                                              ---------    ---------
                                                                7,191.5      6,545.3
  Less treasury stock.......................................      (42.5)       (45.1)
                                                              ---------    ---------
          Total stockholders' equity........................    7,149.0      6,500.2
                                                              ---------    ---------
          Total liabilities and stockholders' equity........  $19,883.4    $16,277.2
                                                              =========    =========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                        STATEMENT OF CASH FLOWS (PARENT)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   --------
                                                                        (MILLIONS)
Cash provided (used) by operating activities................  $ (569.4)  $   103.7   $  128.1
                                                              --------   ---------   --------
Financing activities:
  Proceeds from notes payable...............................   2,190.3       460.0      305.0
  Payments of notes payable.................................    (630.3)     (269.4)    (654.0)
  Proceeds from long-term debt..............................     900.0     1,369.5    2,177.7
  Payments of long-term debt................................    (687.7)     (243.9)    (989.8)
  Proceeds from issuance of common stock....................      75.2        65.2       30.1
  Dividends paid............................................    (265.8)     (263.7)    (247.4)
  Other -- net..............................................      (4.3)       (6.1)     (10.3)
                                                              --------   ---------   --------
          Net cash provided by financing activities.........   1,577.4     1,111.6      611.3
                                                              --------   ---------   --------
Investing activities:
  Property, plant and equipment:
     Capital expenditures...................................     (12.9)      (11.5)      (4.3)
  Investments in consolidated subsidiaries..................    (237.4)     (460.5)    (264.6)
  Changes in due to/due from subsidiaries...................    (344.9)     (635.5)    (104.9)
  Other -- net..............................................       5.6        10.8        6.5
                                                              --------   ---------   --------
          Net cash used by investing activities.............    (589.6)   (1,096.7)    (367.3)
                                                              --------   ---------   --------
Increase in cash and cash equivalents.......................     418.4       118.6      372.1
Cash and cash equivalents at beginning of year..............     495.9       377.3        5.2
                                                              --------   ---------   --------
Cash and cash equivalents at end of year....................  $  914.3   $   495.9   $  377.3
                                                              ========   =========   ========

                            See accompanying notes.

                          THE WILLIAMS COMPANIES, INC.

                    NOTES TO FINANCIAL INFORMATION (PARENT)

NOTE 1. BASIS OF PRESENTATION

     In January 2001, The Williams Companies, Inc. (Parent) (Williams (Parent)) board of directors authorized a plan for its management to divest the operations that previously comprised the Solutions segment, a wholly owned subsidiary of Williams Communications Group, Inc. (WCG). Solutions has been accounted for as discontinued operations, and accordingly, the accompanying Condensed Financial Information of Registrant has been restated to reflect the results of operations of Solutions as discontinued operations.

     During 1999, Williams Holdings of Delaware, Inc. (Williams Holdings), a wholly owned subsidiary, merged with and into Williams (Parent). Subsequent to the merger date, this Condensed Financial Information of Registrant includes the accounts previously reported by Williams Holdings on a parent company-only basis. This Condensed Financial Information of Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of The Williams Companies, Inc. (Williams).

NOTE 2. DEBT AND BANKING ARRANGEMENTS

  Notes payable

     During 2000, Williams' (Parent) commercial paper program, backed by a short-term credit facility, was increased from $1.4 billion to $1.7 billion. At December 31, 2000 and 1999, $1.7 billion and $1.2 billion, respectively, of commercial paper was outstanding under the respective programs. In addition, Williams (Parent) has entered into various other short-term credit agreements with amounts outstanding totaling $350 million and $50 million at December 31, 2000 and 1999, respectively. The weighted-average interest rate on all outstanding short-term borrowings at December 31, 2000 and 1999, was approximately 7.2 percent and 6.1 percent, respectively.

     In December 2000, Williams (Parent) entered into a $600 million debt obligation with Lehman Brothers Inc., which matures in December 2001. The interest rate varies based on LIBOR plus .75 percent with an interest rate of
7.27 percent at December 31, 2000. In January 2001, $300 million of the obligation was repaid with proceeds from the issuance of long-term debt obligations and, as such, $300 million is classified as long-term as discussed below.

     In September 2000, Williams (Parent) entered into a $500 million debt obligation with a 10-year and four-month maturity. During the initial four months, the interest rate varied based on LIBOR plus .40 percent with an interest rate of 7.17 percent at December 31, 2000. In January 2001, this debt obligation was replaced with long-term debt obligations and, as such, is classified as long-term as discussed below.

                          THE WILLIAMS COMPANIES, INC.

                    NOTES TO FINANCIAL INFORMATION (PARENT)

  Long-Term Debt

     Long-term debt at December 31, 2000 and 1999, is as follows:

                                                              WEIGHTED-
                                                               AVERAGE
                                                              INTEREST
                                                                RATE*       2000       1999
                                                              ---------   --------   --------
Revolving credit loans......................................     7.5%     $  350.0   $  525.0
Debentures, 6.25%-10.25%, payable 2006, 2012, 2020, 2021 and
  2027......................................................     7.5         487.1      488.9
Notes, 5.1%-9.625%, payable through 2022(1).................     6.9       3,095.9    3,518.4
Notes, adjustable rate, payable through 2004................     7.3       1,900.0      300.0
                                                                          --------   --------
                                                                           5,833.0    4,832.3
Current portion of long-term debt...........................                (920.9)    (132.8)
                                                                          --------   --------
                                                                          $4,912.1   $4,699.5
                                                                          ========   ========

---------------

 *  At December 31, 2000.

(1) $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2002.

     For financial reporting purposes at December 31, 2000, $800 million in obligations which would have otherwise been classified as current notes payable have been classified as non-current based on Williams' (Parent) intent and ability to refinance on a long-term basis. Proceeds from Williams' (Parent) issuance in January 2001 of $700 million of 7.5 percent debentures due January 2031 and $400 million of 6.75 percent Putable Asset Term Securities, putable/callable in 2006, were sufficient to complete these refinancings.

     In January 2000, Williams (Parent) issued $500 million of adjustable rate notes due 2001 at an initial interest rate of approximately 6.5 percent. In April 2000, Williams (Parent) entered into a $400 million three-year term loan agreement which was fully utilized at December 31, 2000. Interest rates are based on LIBOR plus one percent.

     Aggregate minimum maturities and sinking fund requirements, considering the reclassification of current obligations as previously described, for each of the next five years are as follows:

                                                            (MILLIONS)
                                                            ----------
2001.....................................................     $  926
2002.....................................................        853
2003.....................................................        653
2004.....................................................        372
2005.....................................................        370

     In connection with the December 2000 formation of Snow Goose Associates, L.L.C. (Snow Goose) and Arctic Fox Assets, L.L.C. (Arctic Fox), as described in
Note 14 of Notes to Consolidated Financial Statements, Williams (Parent) entered into a five-year interest rate and foreign currency swap with Arctic Fox. Williams (Parent) pays a variable-rate to Arctic Fox based on a notional value of $400 million U.S. dollars, and Arctic Fox pays Williams (Parent) a fixed-rate based on a notional value of $607.5 million Canadian dollars. At the end of the five years, Williams (Parent) pays the notional value of $400 million U.S. dollars to Arctic Fox in exchange for $607.5 million Canadian dollars. The carrying amount of the swap, recorded by Williams (Parent) at December 31, 2000, was a liability of $68.7 million. The fair value of the swap at December 31, 2000, was a liability of $66 million. Williams used the expertise of an outside investment banking firm to estimate the fair value of the swap. The January 1, 2001, cumulative effect of the

                          THE WILLIAMS COMPANIES, INC.

                    NOTES TO FINANCIAL INFORMATION (PARENT)

accounting change associated with the initial adoption of SFAS No. 133 is not material to the results of operations for this swap.

NOTE 3. DUE FROM AND DUE TO CONSOLIDATED SUBSIDIARIES

     Due from and due to consolidated subsidiaries consist of short-term receivables and payables with subsidiaries and promissory notes to and from subsidiaries. Williams (Parent) maintains various promissory notes with its subsidiaries for both advances from and advances to Williams (Parent) depending on the cash position of each subsidiary. Amounts outstanding are generally payable on demand; however, the amounts outstanding at December 31, 2000 and 1999 have been classified as long-term to the extent there are no expectations for Williams (Parent) and its subsidiaries to demand payment in the next year. The agreements do not require commitment fees. Interest is payable monthly, and rates vary with market conditions.

     At December 31, 2000, WCG has a long-term credit agreement containing restrictive covenants limiting the transfer of funds to Williams (Parent), including the payment of dividends and repayment of intercompany borrowings by WCG to Williams (Parent).

     In 1999, Williams (Parent) issued $175 million in zero coupon subordinated debentures which yield a 7.92 percent return and mature no later than March 2002 to Williams Capital Trust I, a consolidated entity. These debentures are included in non-current due to consolidated subsidiaries at December 31, 2000 and 1999.

NOTE 4. STOCKHOLDERS' EQUITY

     In connection with the December 2000 formation of Snow Goose and Arctic Fox, Williams (Parent) issued 342,000 shares of Williams' December 2000 cumulative convertible preferred stock to Arctic Fox, a wholly owned subsidiary of Williams (Parent). Each share of December 2000 preferred stock has a liquidation value of $1,000 and is convertible into Williams common stock at a conversion ratio that varies based on factors including, but not limited to, the market value of Williams common stock. Initially, in December 2000, each share of December 2000 preferred stock was convertible into approximately 31.43 shares of Williams common stock. Dividends are payable quarterly at a variable rate based on market conditions with a rate of 8.9 percent at December 31, 2000. For the Condensed Financial Information of Registrant, the issuance of the preferred stock is reflected in stockholders' equity, however, the issuance of the preferred stock is eliminated for the Consolidated Financial Statements of Williams.

     During 1999, each remaining share of Williams (Parent) $3.50 cumulative convertible preferred stock was converted at the option of the holder into
4.6875 shares of Williams common stock prior to the redemption date.

     During 1999, Williams (Parent) contributed approximately 18.7 million shares of its previously unissued common stock to a wholly owned subsidiary in exchange for investments in certain foreign operations which were subsequently contributed by Williams (Parent) to another wholly owned subsidiary. The issuance of the common stock was recorded at the May 27, 1999 market value of $915 million. For the Condensed Financial Information of Registrant, the issuance of the stock is reflected in stockholders' equity, however, the issuance of the stock is eliminated for the Consolidated Financial Statements of Williams.

     See Note 16 of Notes to Consolidated Financial Statements for discussion of the impact on Williams (Parent) of the 1999 issuance of common stock by a subsidiary.

                          THE WILLIAMS COMPANIES, INC.

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)
                    NOTES TO FINANCIAL INFORMATION (PARENT)

NOTE 5. DIVIDENDS RECEIVED

     Cash dividends from subsidiaries and companies accounted for on an equity basis are as follows: 2000 -- $182.3 million; 1999 -- $162.0 million; and 1998 -- $177.5 million.

NOTE 6. GUARANTEES

     See Note 13 of Notes to Consolidated Financial Statements for discussion of Williams' (Parent) guarantees of the residual value of network assets, certain Williams travel center stores, offshore oil and gas pipelines and an onshore gas processing plant under lease. In addition, see Notes 14, 15 and 19 of the Notes to Consolidated Financial Statements for discussion of other guarantees by Williams (Parent).

NOTE 7. CONTINGENT LIABILITIES

     See Note 20 of Notes to Consolidated Financial Statements for discussion of environmental matters related to the assets of Agrico Chemical Company which were sold in 1987.

NOTE 8. SUBSEQUENT EVENTS

     On February 26, 2001, Williams (Parent) contributed WCG's outstanding promissory note of approximately $975 million and certain other assets in exchange for 24.3 million newly issued shares of WCG. Williams (Parent) is also evaluating several credit support mechanisms to further enable WCG to obtain the capital needed to allow it to continue to execute its growth plan and business strategy.

     In January 2001, Williams (Parent) issued approximately 38 million shares of common stock in a public offering, at $36.125 per share. Net proceeds from the offering totaled $1.3 billion and will be used primarily to expand Williams' capacity to fund its energy-related capital program, repay commercial paper and other short-term debt and for general corporate purposes.

                          THE WILLIAMS COMPANIES, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS*

                                                                 ADDITIONS
                                                              ----------------
                                                              CHARGED
                                                              TO COSTS
                                                  BEGINNING     AND                           ENDING
                                                   BALANCE    EXPENSES   OTHER   DEDUCTIONS   BALANCE
                                                  ---------   --------   -----   ----------   -------
                                                                      (MILLIONS)
Year ended December 31, 2000:
  Allowance for doubtful accounts --
     Receivables(a).............................    $12.3      $14.7     $6.6(f)    $2.3(c)    $31.3
  Price-risk management credit reserves(a)......     10.6       50.3       --         --        60.9
  Refining and processing plant major
     maintenance accrual(b).....................      7.6        8.4       --        2.1(d)     13.9
Year ended December 31, 1999:
  Allowance for doubtful accounts --
     Receivables(a).............................     12.1        1.0       --         .8(c)     12.3
  Price-risk management credit reserves(a)......     13.0       (2.4)      --         --        10.6
  Refining and processing plant major
     maintenance accrual(b).....................      5.3        7.8      3.9(e)     9.4(d)      7.6
Year ended December 31, 1998:
  Allowance for doubtful accounts --
     Receivables(a).............................     11.4       20.6       --       19.9(c)     12.1
     Other assets(a)............................      4.6         --       --        4.6(c)       --
  Price-risk management credit reserves(a)......      7.7        5.3       --         --        13.0
  Refining and processing plant major
     maintenance accrual(b).....................      6.2        5.1       --        6.0(d)      5.3

---------------

 *   Restated as described in Note 1 of Notes to Consolidated Financial
     Statements.

(a)  Deducted from related assets.

(b)  Included in liabilities.

(c)  Represents balances written off, net of recoveries and reclassifications.

(d)  Represents payments made.

(e)  Primarily relates to acquisitions of businesses.

(f)  Primarily relates to billing adjustments recorded in revenues.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the directors and nominees for director of Williams required by Item 401 of Regulation S-K will be presented under the heading "Election of Directors" in Williams' Proxy Statement prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of Williams for 2001 (the "Proxy Statement"), which information is incorporated by reference herein. Information regarding the executive officers of Williams is presented following Item 4 herein as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated by reference herein.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1 and 2.

                                                              PAGE
                                                              ----
Covered by report of independent auditors:
  Consolidated statement of income for each of the three
     years ended December 31, 2000..........................   62
  Consolidated balance sheet at December 31, 2000 and
     1999...................................................   63
  Consolidated statement of stockholders' equity for each of
     the three years ended December 31, 2000................   64
  Consolidated statement of cash flows for each of the three
     years ended December 31, 2000..........................   65
  Notes to consolidated financial statements................   66
  Schedules for each of the three years ended December 31,
     2000:
     I -- Condensed financial information of registrant.....  109
     II -- Valuation and qualifying accounts................  116
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................  107

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         3(I)(a)         -- Restated Certificate of Incorporation, as supplemented.
        3(II)(a)*        -- Restated By-laws (filed as Exhibit 99.1 to Form 8-K filed
                            January 19, 2000).
            4(a)*        -- Form of Senior Debt Indenture between Williams and Bank
                            One Trust Company, N.A. (formerly The First National Bank
                            of Chicago), as Trustee (filed as Exhibit 4.1 to Form S-3
                            filed September 8, 1997).
             (b)*        -- Form of Subordinated Debt Indenture between Williams and
                            Bank One Trust Company, N.A. (formerly The First National
                            Bank of Chicago), as Trustee (filed as Exhibit 4.2 to
                            Form S-3 filed September 8, 1997).
             (c)*        -- Form of Floating Rate Senior Note (filed as Exhibit 4.3 to Form S-3 filed September 8, 1997).
             (d)*        -- Form of Fixed Rate Senior Note (filed as Exhibit 4.4 to
                            Form S-3 filed September 8, 1997).
             (e)*        -- Form of Floating Rate Subordinated Note (filed as Exhibit
                            4.5 to Form S-3 filed September 8, 1997).
             (f)*        -- Form of Fixed Rate Subordinated Note (filed as Exhibit
                            4.6 to Form S-3 filed September 8, 1997).
             (g)**       -- First Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee, dated as of
                            September 8, 2000.
             (h)**       -- Second Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee, dated as of December
                            7, 2000.
             (i)**       -- Third Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee dated as of December
                            20, 2000.
             (j)         -- Fourth Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee, dated as of January
                            17, 2001.
             (k)         -- Fifth Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee, dated as of January
                            17, 2001.
             (l)*        -- Form of Senior Debt Indenture between Williams and The
                            Chase Manhattan Bank (formerly Chemical Bank), as Trustee
                            (filed as Exhibit 4.1 to Form S-3 filed February 2,
                            1990).
             (m)*        -- Indenture dated May 1, 1990, between Transco Energy
                            Company and The Bank of New York, as Trustee (filed as an
                            Exhibit to Transco Energy Company's Form 8-K dated June
                            25, 1990).
             (n)*        -- First Supplemental Indenture dated June 20, 1990, between
                            Transco Energy Company and The Bank of New York, as
                            Trustee (filed as an Exhibit to Transco Energy Company's
                            Form 8-K dated June 25, 1990).
             (o)*        -- Second Supplemental Indenture dated November 29, 1990,
                            between Transco Energy Company and The Bank of New York,
                            as Trustee (filed as an Exhibit to Transco Energy
                            Company's Form 8-K dated December 7, 1990).
             (p)*        -- Third Supplemental Indenture dated April 23, 1991,
                            between Transco Energy Company and The Bank of New York,
                            as Trustee (filed as an Exhibit to Transco Energy
                            Company's Form 8-K dated April 30, 1991).
             (q)*        -- Fourth Supplemental Indenture dated August 22, 1991,
                            between Transco Energy Company and The Bank of New York,
                            as Trustee (filed as an Exhibit to Transco Energy
                            Company's Form 8-K dated August 27, 1991).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
             (r)*        -- Fifth Supplemental Indenture dated May 1, 1995, among
                            Transco Energy Company, Williams and The Bank of New
                            York, as Trustee (filed as Exhibit 4(l) to Form 10-K for
                            the fiscal year ended December 31, 1998).
             (s)*        -- Form of Senior Debt Indenture between Williams Holdings of Delaware, Inc. and Citibank, N.A., as Trustee (filed
                            as Exhibit 4.1 to Williams Holdings of Delaware, Inc.'s
                            Form 10-Q filed October 18, 1995).
             (t)*        -- First Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and
                            Citibank, N.A., as Trustee (filed as Exhibit 4(o) to Form
                            10-K for the fiscal year ended December 31, 1999).
             (u)*        -- Indenture dated March 31, 1990, between MAPCO Inc. and
                            Bankers Trust Company, as Trustee (filed as Exhibit 4.0
                            to MAPCO Inc.'s Form 8-K filed February 19, 1991).
             (v)*        -- First Supplemental Indenture dated March 31, 1998, among
                            MAPCO Inc., Williams Holdings of Delaware, Inc. and
                            Bankers Trust Company, as Trustee (filed as Exhibit 4(f)
                            to Williams Holdings of Delaware, Inc.'s Form 10-K for
                            the fiscal year ended December 31, 1998).
             (w)*        -- Second Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and
                            Bankers Trust Company, as Trustee (filed as Exhibit 4(p)
                            to Form 10-K for the fiscal year ended December 31,
                            1999).
             (x)*        -- Senior Indenture dated February 25, 1997, between MAPCO
                            Inc. and Bank One Trust Company, N.A. (formerly The First
                            National Bank of Chicago), as Trustee (filed as Exhibit
                            4.5.1 to MAPCO Inc.'s Amendment No. 1 to Form S-3 dated
                            February 25, 1997).
             (y)*        -- Supplemental Indenture No. 1 dated March 5, 1997, between
                            MAPCO Inc. and Bank One Trust Company, N.A. (formerly The
                            First National Bank of Chicago), as Trustee (filed as
                            Exhibit 4.(o) to MAPCO Inc.'s Form 10-K for the fiscal
                            year ended December 31, 1997).
             (z)*        -- Supplemental Indenture No. 2 dated March 5, 1997, between
                            MAPCO Inc. and Bank One Trust Company, N.A. (formerly The
                            First National Bank of Chicago), as Trustee (filed as
                            Exhibit 4.(p) to MAPCO Inc.'s Form 10-K for the fiscal
                            year ended December 31, 1997).
             (aa)*       -- Supplemental Indenture No. 3 dated March 31, 1998, among
                            MAPCO Inc., Williams Holdings of Delaware, Inc. and Bank
                            One Trust Company, N.A. (formerly The First National Bank
                            of Chicago), as Trustee (filed as Exhibit 4(j) to
                            Williams Holdings of Delaware, Inc.'s Form 10-K for the
                            fiscal year ended December 31, 1998).
             (bb)*       -- Supplemental Indenture No. 4 dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and
                            Bank One Trust Company, N.A. (formerly The First National
                            Bank of Chicago), as Trustee (filed as Exhibit 4(q) to
                            Form 10-K for the fiscal year ended December 31, 1999).
             (cc)*       -- Rights Agreement dated as of February 6, 1996, between
                            Williams and First Chicago Trust Company of New York
                            (filed as Exhibit 4 to Form 8-K filed January 24, 1996).
             (dd)*       -- Certificate of Increase of Authorized Number of Shares of
                            Series A Junior Participating Preferred Stock (filed as
                            Exhibit 3(f) to Form 10-K for the fiscal year ended
                            December 31, 1995).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
             (ee)*       -- Certificate of Increase of Authorized Number of Shares of
                            Series A Junior Participating Preferred Stock (filed as
                            Exhibit 3(g) to Form 10-K for the fiscal year ended
                            December 31, 1997).
             (ff)*       -- Credit Agreement dated as July 25, 2000, among Williams and certain of its subsidiaries, the banks named therein
                            and Citibank, N.A., as agent (filed as Exhibit 4.1 to
                            Form 10-Q filed August 11, 2000).
             (gg)        -- Waiver and First Amendment to Credit Agreement dated as of January 31, 2001, to Credit Agreement dated July 25,
                            2000, among Williams and certain of its subsidiaries, the
                            banks named therein and Citibank, N.A., as agent.
             (hh)*       -- Credit Agreement dated as of July 25, 2000, among
                            Williams, the banks named therein and Citibank, N.A., as
                            agent (filed as Exhibit 4.2 to Form 10-Q filed August 11,
                            2000).
             (ii)        -- Waiver and First Amendment to Credit Agreement dated as of January 31, 2001, to Credit Agreement dated July 25,
                            2000, among Williams, the banks named therein and
                            Citibank, N.A., as agent.
             (jj)*       -- U.S. $400,000,000 Term Loan Agreement dated April 7,
                            2000, among Williams, the lenders named therein and
                            Credit Lyonnais New York Branch, as administrative agent
                            (filed as Exhibit 4(r) to Form 10-K for the fiscal year
                            ended December 31, 1999).
             (kk)        -- First Amendment dated as of August 21, 2000, to Term Loan
                            Agreement dated April 7, 2000, among Williams, the
                            lenders named therein and Credit Lyonnais New York
                            Branch, as administrative agent.
             (ll)        -- Form of Waiver and Second Amendment dated as of January
                            31, 2001, to Term Loan Agreement dated April 7, 2000,
                            among Williams, the lenders named therein and Credit
                            Lyonnais New York Branch, as administrative agent.
           10(a)         -- Underwriting Agreement dated January 16, 2001, among
                            Williams and the underwriters named therein.
             (b)*        -- The Williams Companies, Inc. Supplemental Retirement Plan
                            effective as of January 1, 1988 (filed as Exhibit
                            10(iii)(c) to Form 10-K for the fiscal year ended
                            December 31, 1987).
             (c)*        -- Form of Employment Agreement dated January 1, 1990, among
                            Williams and certain executive officers (filed as Exhibit
                            10(iii)(d) to Form 10-K for the fiscal year ended
                            December 31, 1989).
             (d)*        -- Form of The Williams Companies, Inc. Change in Control
                            Protection Plan among Williams and employees (filed as
                            Exhibit 10(iii)(e) to Form 10-K for the fiscal year ended
                            December 31, 1989).
             (e)*        -- The Williams Companies, Inc. 1985 Stock Option Plan
                            (filed as Exhibit A to the Proxy Statement dated March
                            13, 1985).
             (f)*        -- The Williams Companies, Inc. 1988 Stock Option Plan for
                            Non-Employee Directors (filed as Exhibit A to the Proxy
                            Statement dated March 14, 1988).
             (g)*        -- The Williams Companies, Inc. 1990 Stock Plan (filed as
                            Exhibit A to the Proxy Statement dated March 12, 1990).
             (h)*        -- The Williams Companies, Inc. Stock Plan for Non-Officer
                            Employees (filed as Exhibit 10(iii)(g) to Form 10-K for
                            the fiscal year ended December 31, 1995).
             (i)*        -- The Williams Companies, Inc. 1996 Stock Plan (filed as
                            Exhibit A to the Proxy Statement dated March 27, 1996).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
             (j)*        -- The Williams Companies, Inc. 1996 Stock Plan for
                            Non-Employee Directors (filed as Exhibit B to the Proxy
                            Statement dated March 27, 1996).
             (k)*        -- Indemnification Agreement effective as of August 1, 1986, among Williams, members of the Board of Directors and
                            certain officers of Williams (filed as Exhibit 10(iii)(e)
                            to Form 10-K for the year ended December 31, 1986).
             (l)*        -- The Williams Communications Stock Plan (filed as Exhibit
                            99 to Form S-8 filed August 14, 1998).
             (m)*        -- The Williams International Stock Plan (filed as Exhibit
                            10(iii)(l) to Form 10-K for the fiscal year ended
                            December 31, 1998).
             (n)*        -- Form of Stock Option Secured Promissory Note and Pledge
                            Agreement among Williams and certain employees, officers
                            and non-employee directors (filed as Exhibit 10(iii)(m)
                            to Form 10-K for the fiscal year ended December 31,
                            1998).
           12            -- Computation of Ratio of Earnings to Combined Fixed
                            Charges and Preferred Stock Dividend Requirements.
           20*           -- Definitive Proxy Statement of Williams for 2001 (to be
                            filed with the Securities and Exchange Commission on or
                            before March 31, 2001).
           21            -- Subsidiaries of the registrant.
           23            -- Consent of Independent Auditors, Ernst & Young LLP.
           24            -- Power of Attorney together with certified resolution.

---------------

 * Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

** Williams agrees upon request to furnish each such exhibit to the Securities and Exchange Commission. The total amount of the securities authorized under each such exhibit does not exceed ten percent of the total assets of Williams and its subsidiaries taken as a whole.

     (b) Reports on Form 8-K.

     On October 26, 2000, Williams filed a current report on Form 8-K to report its unaudited net income for the third quarter that ended September 30, 2000.

     On November 29, 2000, Williams filed a current report on Form 8-K to announce that its Board of Directors had authorized management to continue to pursue a tax free spinoff of Williams' communications business to Williams' shareholders.

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

                                            THE WILLIAMS COMPANIES, INC.
                                            (Registrant)

                                            By:    /s/ SUZANNE H. COSTIN
                                              ----------------------------------
                                                      Suzanne H. Costin
                                                       Attorney-in-fact

Date: March 12, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ KEITH E. BAILEY*                   Chairman of the Board,           March 12, 2001
-----------------------------------------------------    President, Chief Executive
                   Keith E. Bailey                       Officer (Principal Executive
                                                         Officer) and Director

                /s/ JACK D. MCCARTHY*                  Senior Vice                      March 12, 2001
-----------------------------------------------------    President -- Finance
                  Jack D. McCarthy                       (Principal Financial
                                                         Officer)

                 /s/ GARY R. BELITZ*                   Controller (Principal            March 12, 2001
-----------------------------------------------------    Accounting Officer)
                   Gary R. Belitz

                /s/ HUGH M. CHAPMAN*                   Director                         March 12, 2001
-----------------------------------------------------
                   Hugh M. Chapman

                  /s/ GLENN A. COX*                    Director                         March 12, 2001
-----------------------------------------------------
                    Glenn A. Cox

              /s/ THOMAS H. CRUIKSHANK*                Director                         March 12, 2001
-----------------------------------------------------
                Thomas H. Cruikshank

                /s/ WILLIAM E. GREEN*                  Director                         March 12, 2001
-----------------------------------------------------
                  William E. Green

                  /s/ W.R. HOWELL*                     Director                         March 12, 2001
-----------------------------------------------------
                     W.R. Howell

                 /s/ JAMES C. LEWIS*                   Director                         March 12, 2001
-----------------------------------------------------
                   James C. Lewis

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----


               /s/ CHARLES M. LILLIS*                  Director                         March 12, 2001
-----------------------------------------------------
                  Charles M. Lillis

               /s/ FRANK T. MACINNIS*                  Director                         March 12, 2001
-----------------------------------------------------
                  Frank T. MacInnis

                /s/ PETER C. MEINIG*                   Director                         March 12, 2001
-----------------------------------------------------
                   Peter C. Meinig

                /s/ GORDON R. PARKER*                  Director                         March 12, 2001
-----------------------------------------------------
                  Gordon R. Parker

                /s/ JANICE D. STONEY*                  Director                         March 12, 2001
-----------------------------------------------------
                  Janice D. Stoney

               /s/ JOSEPH H. WILLIAMS*                 Director                         March 12, 2001
-----------------------------------------------------
                 Joseph H. Williams

             *By: /s/ SUZANNE H. COSTIN                                                 March 12, 2001
  ------------------------------------------------
                  Suzanne H. Costin
                  Attorney-in-fact

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         3(I)(a)         -- Restated Certificate of Incorporation, as supplemented.
        3(II)(a)*        -- Restated By-laws (filed as Exhibit 99.1 to Form 8-K filed
                            January 19, 2000).
            4(a)*        -- Form of Senior Debt Indenture between Williams and Bank
                            One Trust Company, N.A. (formerly The First National Bank
                            of Chicago), as Trustee (filed as Exhibit 4.1 to Form S-3
                            filed September 8, 1997).
             (b)*        -- Form of Subordinated Debt Indenture between Williams and
                            Bank One Trust Company, N.A. (formerly The First National
                            Bank of Chicago), as Trustee (filed as Exhibit 4.2 to
                            Form S-3 filed September 8, 1997).
             (c)*        -- Form of Floating Rate Senior Note (filed as Exhibit 4.3 to Form S-3 filed September 8, 1997).
             (d)*        -- Form of Fixed Rate Senior Note (filed as Exhibit 4.4 to
                            Form S-3 filed September 8, 1997).
             (e)*        -- Form of Floating Rate Subordinated Note (filed as Exhibit
                            4.5 to Form S-3 filed September 8, 1997).
             (f)*        -- Form of Fixed Rate Subordinated Note (filed as Exhibit
                            4.6 to Form S-3 filed September 8, 1997).
             (g)**       -- First Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee, dated as of
                            September 8, 2000.
             (h)**       -- Second Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee, dated as of December
                            7, 2000.
             (i)**       -- Third Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee dated as of December
                            20, 2000.
             (j)         -- Fourth Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee, dated as of January
                            17, 2001.
             (k)         -- Fifth Supplemental Indenture between Williams and Bank
                            One Trust Company, N.A., as Trustee, dated as of January
                            17, 2001.
             (l)*        -- Form of Senior Debt Indenture between Williams and The
                            Chase Manhattan Bank (formerly Chemical Bank), as Trustee
                            (filed as Exhibit 4.1 to Form S-3 filed February 2,
                            1990).
             (m)*        -- Indenture dated May 1, 1990, between Transco Energy
                            Company and The Bank of New York, as Trustee (filed as an
                            Exhibit to Transco Energy Company's Form 8-K dated June
                            25, 1990).
             (n)*        -- First Supplemental Indenture dated June 20, 1990, between
                            Transco Energy Company and The Bank of New York, as
                            Trustee (filed as an Exhibit to Transco Energy Company's
                            Form 8-K dated June 25, 1990).
             (o)*        -- Second Supplemental Indenture dated November 29, 1990,
                            between Transco Energy Company and The Bank of New York,
                            as Trustee (filed as an Exhibit to Transco Energy
                            Company's Form 8-K dated December 7, 1990).
             (p)*        -- Third Supplemental Indenture dated April 23, 1991,
                            between Transco Energy Company and The Bank of New York,
                            as Trustee (filed as an Exhibit to Transco Energy
                            Company's Form 8-K dated April 30, 1991).
             (q)*        -- Fourth Supplemental Indenture dated August 22, 1991,
                            between Transco Energy Company and The Bank of New York,
                            as Trustee (filed as an Exhibit to Transco Energy
                            Company's Form 8-K dated August 27, 1991).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
             (r)*        -- Fifth Supplemental Indenture dated May 1, 1995, among
                            Transco Energy Company, Williams and The Bank of New
                            York, as Trustee (filed as Exhibit 4(l) to Form 10-K for
                            the fiscal year ended December 31, 1998).
             (s)*        -- Form of Senior Debt Indenture between Williams Holdings of Delaware, Inc. and Citibank, N.A., as Trustee (filed
                            as Exhibit 4.1 to Williams Holdings of Delaware, Inc.'s
                            Form 10-Q filed October 18, 1995).
             (t)*        -- First Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and
                            Citibank, N.A., as Trustee (filed as Exhibit 4(o) to Form
                            10-K for the fiscal year ended December 31, 1999).
             (u)*        -- Indenture dated March 31, 1990, between MAPCO Inc. and
                            Bankers Trust Company, as Trustee (filed as Exhibit 4.0
                            to MAPCO Inc.'s Form 8-K filed February 19, 1991).
             (v)*        -- First Supplemental Indenture dated March 31, 1998, among
                            MAPCO Inc., Williams Holdings of Delaware, Inc. and
                            Bankers Trust Company, as Trustee (filed as Exhibit 4(f)
                            to Williams Holdings of Delaware, Inc.'s Form 10-K for
                            the fiscal year ended December 31, 1998).
             (w)*        -- Second Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and
                            Bankers Trust Company, as Trustee (filed as Exhibit 4(p)
                            to Form 10-K for the fiscal year ended December 31,
                            1999).
             (x)*        -- Senior Indenture dated February 25, 1997, between MAPCO
                            Inc. and Bank One Trust Company, N.A. (formerly The First
                            National Bank of Chicago), as Trustee (filed as Exhibit
                            4.5.1 to MAPCO Inc.'s Amendment No. 1 to Form S-3 dated
                            February 25, 1997).
             (y)*        -- Supplemental Indenture No. 1 dated March 5, 1997, between
                            MAPCO Inc. and Bank One Trust Company, N.A. (formerly The
                            First National Bank of Chicago), as Trustee (filed as
                            Exhibit 4.(o) to MAPCO Inc.'s Form 10-K for the fiscal
                            year ended December 31, 1997).
             (z)*        -- Supplemental Indenture No. 2 dated March 5, 1997, between
                            MAPCO Inc. and Bank One Trust Company, N.A. (formerly The
                            First National Bank of Chicago), as Trustee (filed as
                            Exhibit 4.(p) to MAPCO Inc.'s Form 10-K for the fiscal
                            year ended December 31, 1997).
             (aa)*       -- Supplemental Indenture No. 3 dated March 31, 1998, among
                            MAPCO Inc., Williams Holdings of Delaware, Inc. and Bank
                            One Trust Company, N.A. (formerly The First National Bank
                            of Chicago), as Trustee (filed as Exhibit 4(j) to
                            Williams Holdings of Delaware, Inc.'s Form 10-K for the
                            fiscal year ended December 31, 1998).
             (bb)*       -- Supplemental Indenture No. 4 dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and
                            Bank One Trust Company, N.A. (formerly The First National
                            Bank of Chicago), as Trustee (filed as Exhibit 4(q) to
                            Form 10-K for the fiscal year ended December 31, 1999).
             (cc)*       -- Rights Agreement dated as of February 6, 1996, between
                            Williams and First Chicago Trust Company of New York
                            (filed as Exhibit 4 to Form 8-K filed January 24, 1996).
             (dd)*       -- Certificate of Increase of Authorized Number of Shares of
                            Series A Junior Participating Preferred Stock (filed as
                            Exhibit 3(f) to Form 10-K for the fiscal year ended
                            December 31, 1995).
             (ee)*       -- Certificate of Increase of Authorized Number of Shares of
                            Series A Junior Participating Preferred Stock (filed as
                            Exhibit 3(g) to Form 10-K for the fiscal year ended
                            December 31, 1997).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
             (ff)*       -- Credit Agreement dated as July 25, 2000, among Williams and certain of its subsidiaries, the banks named therein
                            and Citibank, N.A., as agent (filed as Exhibit 4.1 to
                            Form 10-Q filed August 11, 2000).
             (gg)        -- Waiver and First Amendment to Credit Agreement dated as of January 31, 2001, to Credit Agreement dated July 25,
                            2000, among Williams and certain of its subsidiaries, the
                            banks named therein and Citibank, N.A., as agent.
             (hh)*       -- Credit Agreement dated as of July 25, 2000, among
                            Williams, the banks named therein and Citibank, N.A., as
                            agent (filed as Exhibit 4.2 to Form 10-Q filed August 11,
                            2000).
             (ii)        -- Waiver and First Amendment to Credit Agreement dated as of January 31, 2001, to Credit Agreement dated July 25,
                            2000, among Williams, the banks named therein and
                            Citibank, N.A., as agent.
             (jj)*       -- U.S. $400,000,000 Term Loan Agreement dated April 7,
                            2000, among Williams, the lenders named therein and
                            Credit Lyonnais New York Branch, as administrative agent
                            (filed as Exhibit 4(r) to Form 10-K for the fiscal year
                            ended December 31, 1999).
             (kk)        -- First Amendment dated as of August 21, 2000, to Term Loan
                            Agreement dated April 7, 2000, among Williams, the
                            lenders named therein and Credit Lyonnais New York
                            Branch, as administrative agent.
             (ll)        -- Form of Waiver and Second Amendment dated as of January
                            31, 2001, to Term Loan Agreement dated April 7, 2000,
                            among Williams, the lenders named therein and Credit
                            Lyonnais New York Branch, as administrative agent.
           10(a)         -- Underwriting Agreement dated January 16, 2001, among
                            Williams and the underwriters named therein.
             (b)*        -- The Williams Companies, Inc. Supplemental Retirement Plan
                            effective as of January 1, 1988 (filed as Exhibit
                            10(iii)(c) to Form 10-K for the fiscal year ended
                            December 31, 1987).
             (c)*        -- Form of Employment Agreement dated January 1, 1990, among
                            Williams and certain executive officers (filed as Exhibit
                            10(iii)(d) to Form 10-K for the fiscal year ended
                            December 31, 1989).
             (d)*        -- Form of The Williams Companies, Inc. Change in Control
                            Protection Plan among Williams and employees (filed as
                            Exhibit 10(iii)(e) to Form 10-K for the fiscal year ended
                            December 31, 1989).
             (e)*        -- The Williams Companies, Inc. 1985 Stock Option Plan
                            (filed as Exhibit A to the Proxy Statement dated March
                            13, 1985).
             (f)*        -- The Williams Companies, Inc. 1988 Stock Option Plan for
                            Non-Employee Directors (filed as Exhibit A to the Proxy
                            Statement dated March 14, 1988).
             (g)*        -- The Williams Companies, Inc. 1990 Stock Plan (filed as
                            Exhibit A to the Proxy Statement dated March 12, 1990).
             (h)*        -- The Williams Companies, Inc. Stock Plan for Non-Officer
                            Employees (filed as Exhibit 10(iii)(g) to Form 10-K for
                            the fiscal year ended December 31, 1995).
             (i)*        -- The Williams Companies, Inc. 1996 Stock Plan (filed as
                            Exhibit A to the Proxy Statement dated March 27, 1996).
             (j)*        -- The Williams Companies, Inc. 1996 Stock Plan for
                            Non-Employee Directors (filed as Exhibit B to the Proxy
                            Statement dated March 27, 1996).
             (k)*        -- Indemnification Agreement effective as of August 1, 1986, among Williams, members of the Board of Directors and
                            certain officers of Williams (filed as Exhibit 10(iii)(e)
                            to Form 10-K for the year ended December 31, 1986).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
             (l)*        -- The Williams Communications Stock Plan (filed as Exhibit
                            99 to Form S-8 filed August 14, 1998).
             (m)*        -- The Williams International Stock Plan (filed as Exhibit
                            10(iii)(l) to Form 10-K for the fiscal year ended
                            December 31, 1998).
             (n)*        -- Form of Stock Option Secured Promissory Note and Pledge
                            Agreement among Williams and certain employees, officers
                            and non-employee directors (filed as Exhibit 10(iii)(m)
                            to Form 10-K for the fiscal year ended December 31,
                            1998).
           12            -- Computation of Ratio of Earnings to Combined Fixed
                            Charges and Preferred Stock Dividend Requirements.
           20*           -- Definitive Proxy Statement of Williams for 2001 (to be
                            filed with the Securities and Exchange Commission on or
                            before March 31, 2001).
           21            -- Subsidiaries of the registrant.
           23            -- Consent of Independent Auditors, Ernst & Young LLP.
           24            -- Power of Attorney together with certified resolution.

---------------

 * Each such exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

** Williams agrees upon request to furnish each such exhibit to the Securities and Exchange Commission. The total amount of the securities authorized under each such exhibit does not exceed ten percent of the total assets of Williams and its subsidiaries taken as a whole.