Form 10-Q
period 2001-03-31
WILLIAMS COMPANIES INC
filed 2001-05-15
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2001
                               -------------------------------------------------

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

                          Yes   X       No
                              -----        -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                         Outstanding at April 30, 2001
---------------------------------------   --------------------------------------
      Common Stock, $1 par value                    484,609,543 Shares

                          The Williams Companies, Inc.
                                      Index

Part I.  Financial Information                                                                 Page
                                                                                               ----

     Item 1. Financial Statements

        Consolidated Statement of Income--Three Months
           Ended March 31, 2001 and 2000                                                         2

        Consolidated Balance Sheet--March 31, 2001 and December 31, 2000                         3

        Consolidated Statement of Cash Flows--Three Months
           Ended March 31, 2001 and 2000                                                         4

        Notes to Consolidated Financial Statements                                               5

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                             17

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                         23

Part II. Other Information                                                                      24

     Item 6. Exhibits and Reports on Form 8-K

Exhibit 2 -- Agreement and Plan of Merger among Williams, Resources Acquisition Corp. and Barrett Resources Corporation dated as of May 7, 2001.

Exhibit 3(I)(a) -- Restated Certificate of Incorporation, as supplemented.

Exhibit 10(a) -- Participation Agreement among Williams, Williams
Communications Group, Inc., Williams Communications, LLC, WCG Note Trust, WCG Note Corp., Inc., Williams Share Trust, United States Trust Company of New York and Wilmington Trust Company dated as of March 22, 2001.

Exhibit 10(b) -- Williams Preferred Stock Remarketing, Registration Rights and Support Agreement among Williams, Williams Share Trust, WCG Note Trust, United States Trust Company of New York and Credit Suisse First Boston Corporation dated as of March 28, 2001.

Exhibit 10(c) -- Form of Second Amended and Restated Guaranty Agreement dated as of August 17, 2000 between Williams, State Street Bank and Trust Company of Connecticut, National Association, State Street Bank and Trust Company and Citibank, N.A., as Agent.

Exhibit 10(d) -- Form of Amendment, Waiver and Consent dated as of January 31, 2001 to Second Amended and Restated Guaranty Agreement between Williams, State Street Bank and Trust Company of Connecticut, National Association, State Street Bank and Trust Company and Citibank, N.A., as Agent.

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

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s 2000 Form 10-K.

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                     Three months
(Dollars in millions, except per-share amounts)                    ended March 31,
                                                           -------------------------------
                                                               2001               2000*
                                                           ------------       ------------

Revenues:
   Gas Pipeline                                            $      468.6       $      481.3
   Energy Services                                              2,843.9            1,539.2
   Other                                                           18.5               16.3
   Intercompany eliminations                                     (243.0)            (137.5)
                                                           ------------       ------------
     Total revenues                                             3,088.0            1,899.3
                                                           ------------       ------------

Segment costs and expenses:
   Costs and operating expenses                                 2,041.4            1,310.0
   Selling, general and administrative expenses                   226.1              179.9
   Other expense-net                                               11.2                 .9
                                                           ------------       ------------
     Total segment costs and expenses                           2,278.7            1,490.8
                                                           ------------       ------------
General corporate expenses                                         29.4               23.4
                                                           ------------       ------------

Operating income:
   Gas Pipeline                                                   204.0              197.3
   Energy Services                                                600.5              208.3
   Other                                                            4.8                2.9
   General corporate expenses                                     (29.4)             (23.4)
                                                           ------------       ------------
     Total operating income                                       779.9              385.1
Interest accrued                                                 (190.0)            (168.6)
Interest capitalized                                                9.7                9.2
Investing income                                                   37.1               22.1
Minority interest in income and preferred returns
   of consolidated subsidiaries                                   (24.2)             (13.1)
Other income-net                                                    5.4                4.5
                                                           ------------       ------------
Income from continuing operations before income taxes             617.9              239.2
Provision for income taxes                                        239.6              100.3
                                                           ------------       ------------
Income from continuing operations                                 378.3              138.9
Loss from discontinued operations                                (179.1)             (39.2)
                                                           ------------       ------------
Net income                                                 $      199.2       $       99.7
                                                           ============       ============
Basic earnings per common share:
   Income from continuing operations                       $        .79       $        .31
   Loss from discontinued operations                               (.37)              (.09)
                                                           ------------       ------------
   Net income                                              $        .42       $        .22
                                                           ============       ============
   Average shares (thousands)                                   479,090            442,884
Diluted earnings per common share:
   Income from continuing operations                       $        .78       $        .31
   Loss from discontinued operations                               (.37)              (.09)
                                                           ------------       ------------
   Net income                                              $        .41       $        .22
                                                           ============       ============
   Average shares (thousands)                                   483,310            448,105
Cash dividends per common share                            $        .15       $        .15

* Amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

(Dollars in millions, except per-share amounts)                                   March 31,      December 31,
                                                                                    2001             2000*
                                                                                  ---------      ------------

ASSETS
Current assets:
   Cash and cash equivalents                                                      $   237.8       $   996.8
   Accounts and notes receivable less allowance of  $24.2 ($9.8 in 2000)            3,250.7         3,357.3
   Inventories                                                                        672.8           848.4
   Energy trading assets                                                            7,900.5         7,879.8
   Deferred income taxes                                                               78.5            64.9
   Margin deposits                                                                  1,165.0           730.9
   Other                                                                              413.5           319.3
                                                                                  ---------       ---------
        Total current assets                                                       13,718.8        14,197.4

Net assets of discontinued operations                                               1,828.9         2,290.2
Investments                                                                         1,573.0         1,368.6

Property, plant and equipment, at cost                                             19,236.5        19,028.8
Less accumulated depreciation and depletion                                        (4,689.6)       (4,589.5)
                                                                                  ---------       ---------
                                                                                   14,546.9        14,439.3

Energy trading assets                                                               3,980.4         1,831.1
Other assets and deferred charges                                                     844.6           789.0
                                                                                  ---------       ---------
        Total assets                                                              $36,492.6       $34,915.6
                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                  $   806.7       $ 2,036.7
   Accounts payable                                                                 3,293.1         3,088.0
   Accrued liabilities                                                              1,810.1         1,560.4
   Energy trading liabilities                                                       7,259.4         7,597.3
   Long-term debt due within one year                                               1,291.1         1,634.1
                                                                                  ---------       ---------
        Total current liabilities                                                  14,460.4        15,916.5

Long-term debt                                                                      6,851.7         6,830.5
Deferred income taxes                                                               2,869.8         2,863.9
Energy trading liabilities                                                          2,935.0         1,302.8
Other liabilities and deferred income                                               1,047.9           944.0
Contingent liabilities and commitments (Note 9)
Minority and preferred interests in consolidated subsidiaries                       1,069.1           976.0
Williams obligated mandatorily redeemable preferred securities of
   Trust holding only Williams indentures                                             193.6           189.9
Stockholders' equity:
   Common stock, $1 par value, 960 million shares authorized, 487.5 million
     issued in 2001, 447.9 million issued in 2000                                     487.5           447.9
   Capital in excess of par value                                                   3,648.4         2,473.9
   Retained earnings                                                                3,192.4         3,065.7
   Accumulated other comprehensive income (loss)                                     (136.6)           28.2
   Other                                                                              (86.0)          (81.2)
                                                                                  ---------       ---------
                                                                                    7,105.7         5,934.5
   Less treasury stock (at cost), 3.4 million shares of common stock in 2001
     and 3.6 million in 2000                                                          (40.6)          (42.5)
                                                                                  ---------       ---------
        Total stockholders' equity                                                  7,065.1         5,892.0
                                                                                  ---------       ---------
        Total liabilities and stockholders' equity                                $36,492.6       $34,915.6
                                                                                  =========       =========

* Amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

(Millions)                                                                       Three months ended March 31,
                                                                               -------------------------------
                                                                                   2001               2000*
                                                                               ------------       ------------

OPERATING ACTIVITIES:
   Income from continuing operations                                           $      378.3       $      138.9
   Adjustments to reconcile to cash used by operations:
      Depreciation, depletion and amortization                                        178.6              154.3
      Provision for deferred income taxes                                             129.7                8.6
      Minority interest in income and preferred returns of
         consolidated subsidiaries                                                     24.2               13.1
      Tax benefit of stock-based awards                                                15.0                6.8
      Cash provided (used) by changes in assets and liabilities:
         Accounts and notes receivable                                                 76.3             (139.3)
         Inventories                                                                  175.3              (76.8)
         Margin deposits                                                             (434.1)              (5.7)
         Other current assets                                                         (67.8)             (15.5)
         Accounts payable                                                              63.9              117.3
         Accrued liabilities                                                           67.9             (190.4)
      Changes in current energy trading assets and liabilities                       (358.6)             (94.6)
      Changes in non-current energy trading assets and liabilities                   (517.1)             (42.0)
      Changes in non-current deferred income                                           19.6               12.2
      Other, including changes in non-current assets and liabilities                   33.6               38.9
                                                                               ------------       ------------
         Net cash used by operating activities                                       (215.2)             (74.2)
                                                                               ------------       ------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                           --              246.0
   Payments of notes payable                                                       (2,012.7)            (103.8)
   Proceeds from long-term debt                                                     1,187.8              500.0
   Payments of long-term debt                                                        (706.2)            (552.7)
   Proceeds from issuance of common stock                                           1,362.4               20.2
   Dividends paid                                                                     (72.5)             (66.3)
   Proceeds from sale of limited partner units of consolidated partnership             92.5                 --
   Other--net                                                                         (27.5)             (10.2)
                                                                               ------------       ------------
         Net cash provided (used) by financing activities                            (176.2)              33.2
                                                                               ------------       ------------

INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                           (309.5)            (291.4)
      Proceeds from dispositions                                                       14.6               13.4
      Changes in accounts payable and accrued liabilities                              (4.0)             (13.7)
   Purchases of investments/advances to affiliates                                    (87.6)             (36.3)
   Other--net                                                                            --                7.2
                                                                               ------------       ------------
         Net cash used by investing activities                                       (386.5)            (320.8)
                                                                               ------------       ------------
         Net cash provided by discontinued operations                                  18.9               28.2
                                                                               ------------       ------------
         Decrease in cash and cash equivalents                                       (759.0)            (333.6)
Cash and cash equivalents at beginning of period                                      996.8              597.7
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $      237.8       $      264.1
                                                                               ============       ============

* Amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. General

   The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors, but include all normal recurring adjustments and others, which, in the opinion of Williams' management, are necessary to present fairly its financial position at March 31, 2001, and its results of operations and cash flows for the three months ended March 31, 2001 and 2000.

   Segment profit of operating companies may vary by quarter. Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences higher segment profits in the first and fourth quarters as compared to the second and third quarters.

   While the amounts recorded in the Consolidated Balance Sheet related to certain receivables from California power sales reflect management's best estimate of collectibility, future events or circumstances could change those estimates either positively or negatively.

2. Basis of presentation

   On March 30, 2001, Williams' board of directors approved a tax-free spinoff of Williams' communications business, Williams Communications Group, Inc. (WCG). WCG has been accounted for as discontinued operations and, accordingly, the accompanying consolidated financial statements and notes have been restated to reflect the results of operations, net assets and cash flows of WCG as discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to the continuing operations of Williams (see Note 4).

   During first-quarter 2001, Williams Energy Partners L.P. (WEP) completed an initial public offering. WEP is now reported as a separate segment within Energy Services and consists of certain terminals and an ammonia pipeline previously reported within Petroleum Services and Midstream Gas & Liquids, respectively. Also during first-quarter 2001, management of international activities, previously reported in Other, was transferred and the international activities are now reported as a separate segment under Energy Services. Prior year segment information has been reclassified to conform to this presentation.

   Effective February 2001, management of certain operations, previously conducted by Energy Marketing & Trading, was transferred to Petroleum Services. These operations included the procurement of crude oil and marketing of refined products produced from the Memphis refinery for which prior year segment information has been restated to reflect the transfer. Additionally, the refined product sales activities surrounding certain terminals located throughout the United States were transferred. This sales activity was previously included in the trading portfolio of Energy Marketing & Trading and was therefore reported net of related costs of sales. Following the transfer, these sales are reported on a "gross" basis.

   Certain other income statement, balance sheet and cash flow amounts have been reclassified to conform to the current classifications.

3. Provision for income taxes

   The provision for income taxes includes:

                       Three months ended
(Millions)                  March 31,
                     -----------------------
                       2001           2000
                     --------       --------

Current:
  Federal            $   89.3       $   74.9
  State                  14.3           13.5
  Foreign                 6.3            3.3
                     --------       --------
                        109.9           91.7

Deferred:
  Federal               118.7          (14.2)
  State                  11.7           24.0
  Foreign                 (.7)          (1.2)
                     --------       --------
                        129.7            8.6
                     --------       --------
Total provision      $  239.6       $  100.3
                     ========       ========

   The effective income tax rate for the three months ended March 31, 2001 and 2000, is greater than the federal statutory rate due primarily to the effect of state income taxes.

4. Discontinued operations

   In March 2001, the board of directors of Williams approved a tax-free spinoff of WCG to Williams' shareholders. On April 23, 2001, Williams distributed 398.5 million shares, or approximately 95 percent of the WCG common stock held by Williams, to holders of record of Williams common stock. If the distribution had occurred as of March 31, 2001, stockholders' equity would have been reduced by approximately $1.8 billion, including an increase to accumulated other comprehensive income (loss) of approximately $37 million. Williams, with respect to shares of WCG's common stock that Williams will retain, has committed to the Internal Revenue Service

(IRS) to dispose of all of the WCG common stock that it retains as soon as market conditions allow, but in any event not longer than five years after the spinoff. As part of a separation agreement and subject to a favorable ruling by the IRS that such a limitation is not inconsistent with any ruling issued to Williams regarding the tax-free treatment of the spinoff, Williams has agreed not to dispose of the retained WCG shares for a period not to exceed three years from the date of distribution and must notify WCG of an intent to dispose of such shares. The historical cost of WCG shares retained by Williams at March 31, 2001, is approximately $93 million.

   Williams has received a private letter ruling from the IRS stating that the distribution of WCG common stock would be tax-free to Williams and its stockholders. Although private letter rulings are generally binding on the IRS, Williams will not be able to rely on this ruling if any of the factual representations or assumptions that were made to obtain the ruling are, or become, incorrect or untrue in any material respect. However, Williams is not aware of any facts or circumstances that would cause any of the representations or assumptions to be incorrect or untrue in any material respect. The distribution could also become taxable to Williams, but not Williams shareholders, under the Internal Revenue Code (IRC) in the event that Williams' or WCG's business combinations were deemed to be part of a plan contemplated at the time of distribution and would constitute a total cumulative change of more than 50 percent of the equity interest in either company.

   Under the terms of an amended tax sharing agreement between WCG and Williams, WCG will remain liable to Williams for federal and state income tax audit adjustments relating to the period from October 1, 1999, through the date of the spinoff, but will not be responsible for any interest accruing through 2005 on such tax deficiencies. With regard to the tax-free status of the spinoff, Williams will have the overall risk that the transaction is tax free, but WCG will have liability to Williams if WCG causes the spinoff to be taxable. Additionally, WCG and Williams have each agreed to be separately responsible for any tax resulting from actions taken by its respective company that violate the IRC requirement relating to a more than 50 percent change in equity interest in either company discussed above and to mutually monitor activities of both companies with respect to this requirement.

   As part of the separation of Williams and WCG, both companies have entered into service agreements to support ongoing operations of WCG relating primarily to certain human resources services, buildings and facilities, administrative and strategic sourcing services and information technology. Most all of these service agreements are for a transition period through the end of 2001, however, certain of the agreements are longer in term. As these service agreements expire, the fees and reimbursements that are to be paid by WCG will also cease.

   Williams, prior to the spinoff and in an effort to strengthen WCG's capital structure, entered into an agreement under which Williams contributed an outstanding promissory note from WCG of approximately $975 million and certain other assets, including a building under construction. In return, Williams received 24.3 million newly issued common shares of WCG. Williams is also providing indirect credit support through a commitment to issue Williams' equity in the event of a WCG default, or to the extent proceeds from WCG's refinancing or remarketing of certain structured notes issued by WCG in March 2001 are less than $1.4 billion. It is anticipated that the ability of WCG to pay the notes is dependent on its ability to raise additional capital and its subsidiaries' ability to dividend cash to WCG. WCG, however, is obligated to reimburse Williams for any payment Williams is required to make in connection with these notes. Additionally, receivables include amounts due from WCG of approximately $111 million and $69 million at March 31, 2001 and December 31, 2000, respectively. Williams has extended the payment term of up to $100 million of the outstanding balance due March 31, 2001 to March 15, 2002. Williams is also considering the purchase from WCG of the building currently under construction, and would enter into a long-term lease arrangement with WCG being the sole occupant of the building.

   Summarized results of discontinued operations are as follows:

                                             Three months ended
(Millions)                                        March 31,
                                          -----------------------

                                            2001           2000
                                          --------       --------

Revenues                                  $  270.2       $  160.3
Loss from operations:
  Loss before income taxes                  (201.1)         (43.7)
  Benefit for income taxes                    69.4           26.1
  Cumulative effect of change
     in accounting principle                    --          (21.6)
                                          --------       --------
  Loss from operations                      (131.7)         (39.2)
                                          --------       --------

Estimated loss on disposal:
  Estimated operating losses from
     April 1, 2001 to April 23, 2001         (70.2)            --
  Benefit for income taxes                    22.8             --
                                          --------       --------
  Estimated loss on disposal                 (47.4)            --
                                          --------       --------
       Total loss from discontinued
         operations                       $ (179.1)      $  (39.2)
                                          ========       ========

   Net assets of discontinued operations include:

                                             March 31,        December  31,
(Millions)                                     2001               2000
                                           ------------       -------------

Current assets:
  Cash and cash equivalents                $       96.5       $      213.9
  Short-term investments                        1,150.0              395.2
  Receivables, net                                321.1              291.7
  Net assets of discontinued
     operations (Solutions)                       252.3              288.4
  Other                                           336.1               17.2
                                           ------------       ------------
       Total current assets                     2,156.0            1,206.4
Investments                                       136.6              619.9
Property, plant and equipment, net              5,524.6            5,228.5
Other assets and goodwill                         510.3              444.0
                                           ------------       ------------
       Total assets                             8,327.5            7,498.8
                                           ------------       ------------
Current liabilities:
  Notes payable                                      --               39.2
  Accounts payable                                236.8              351.4
  Accrued liabilities                             548.8              509.7
  Due to Williams                                 111.2               68.5
                                           ------------       ------------
       Total current liabilities                  896.8              968.8
Long-term debt                                  4,912.0            3,511.9
Other liabilities and deferred income             300.5              453.9
Minority and preferred interest in
  consolidated subsidiaries                       300.8              285.8
                                           ------------       ------------
       Total liabilities and minority
         interest                               6,410.1            5,220.4
                                           ------------       ------------
                                                1,917.4            2,278.4
                                           ------------       ------------
Consolidated tax impact of
  discontinued operations                         111.2              190.5
Consolidated minority interest
  in WCG                                         (295.3)            (178.7)
Accrual for estimated operating
  losses from April 1, 2001 to
  April 23, 2001                                  (70.2)                --
Receivables for future capital
  commitments                                     165.8                 --
                                           ------------       ------------
Net assets of discontinued operations      $    1,828.9       $    2,290.2
                                           ============       ============

5. Earnings per share

   Basic and diluted earnings per common share are computed as follows:

(Dollars in millions, except                                 Three
per-share amounts; shares                                months ended
in thousands)                                              March 31,
                                                    -----------------------
                                                       2001         2000
                                                    ----------   ----------

Income from continuing operations for basic
   and diluted earnings per share                   $    378.3   $    138.9
                                                    ==========   ==========
Basic weighted-average shares                          479,090      442,884
Effect of dilutive securities:
   Stock options                                         4,220        5,221
                                                    ----------   ----------
Diluted weighted-average
   shares                                              483,310      448,105
                                                    ==========   ==========
Earnings per common share
   from continuing operations:
      Basic                                         $      .79   $      .31
      Diluted                                       $      .78   $      .31
                                                    ==========   ==========

6. Inventories

                                          March 31,       December 31,
(Millions)                                  2001              2000
                                        ------------      ------------

Raw materials:
   Crude oil                            $       82.5      $       70.0
   Other                                         1.8               1.6
                                        ------------      ------------
                                                84.3              71.6
Finished goods:
   Refined products                            254.0             269.6
   Natural gas liquids                          81.6             200.2
   General merchandise                          12.2              12.5
                                        ------------      ------------
                                               347.8             482.3
Materials and supplies                         122.3             122.9
Natural gas in underground storage             116.6             169.0
Other                                            1.8               2.6
                                        ------------      ------------
                                        $      672.8      $      848.4
                                        ============      ============

7. Debt and banking arrangements

Notes payable

   Williams has a $1.7 billion commercial paper program backed by a short-term bank-credit facility. At March 31, 2001, $757 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

Debt

                                        Weighted-
                                         average
                                         interest           March 31,        December 31,
(Millions)                                 rate*              2001               2000
                                       ------------       ------------       ------------

Revolving credit loans                          6.7%      $         .1       $      350.0
Debentures, 6.25% -10.25%,
   payable 2003 - 2031(1)                       7.4            1,778.4            1,103.5
Notes, 5.1% - 9.45%,
   payable through 2022(2)                      7.1            4,932.3            4,856.8
Notes, adjustable rate,
   payable through 2004                         6.7            1,358.1            2,080.4
Other, payable through 2009                     6.6               73.9               73.9
                                       ------------       ------------       ------------

                                                               8,142.8            8,464.6
Current portion of long-term debt                             (1,291.1)          (1,634.1)
                                                          ------------       ------------

                                                          $    6,851.7       $    6,830.5
                                                          ============       ============

* At March 31, 2001, including the effects of interest-rate swaps.

(1) $200 million, 7.08% debentures, payable 2026, are subject to redemption at par at the option of the debtholder in 2001.

(2) $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2002.

   Under the terms of Williams' $700 million revolving credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to varying amounts of the facility, while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions.

   In January 2001, Williams issued $1.1 billion in debt obligations consisting of $700 million of 7.5 percent debentures due 2031 and $400 million of 6.75 percent Putable Asset Term Securities, putable/callable in 2006.

8. Derivative instruments and hedging activities

   On January 1, 2001, Williams adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This standard, as amended, did not impact the accounting for derivatives within Energy Marketing & Trading's energy trading activities which are accounted for at fair value. Energy trading derivatives are recorded in current and non-current energy trading assets and liabilities on the Consolidated Balance Sheet with changes in fair value recorded as revenues in the Consolidated Income Statement pursuant to Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." All other derivatives are reflected on the balance sheet at their fair value and are recorded in other current assets ($74 million), other assets and deferred charges ($64 million), accrued liabilities ($137 million) and other liabilities and deferred income ($136 million) in the Consolidated Balance Sheet.

   The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and, further, on the type of hedging relationship pursuant to SFAS No. 133. Changes in the fair value of derivatives not designated in a hedging relationship are recognized each period in earnings. Hedging relationships are established pursuant to Williams' risk management policies, and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized in earnings each period.

   For derivatives designated as a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedges), the changes in the fair value of the derivative as well as changes in the fair value of the hedged item attributable to the hedged risk are recognized each period in earnings. If a firm commitment designated as the hedged item in a fair value hedge is terminated or otherwise no longer qualifies as the hedged item, any asset or liability previously recorded as part of the hedged item is recognized currently in earnings. For derivatives designated as a hedge of a forecasted transaction or of the variability of cash flows related to a recognized asset or liability (cash flow hedges), the effective portion of the change in fair value of the derivative is reported in other comprehensive income and reclassified into earnings in the period in which the hedged item affects earnings. Amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized currently in earnings. Gains or losses deferred in accumulated other comprehensive income associated with terminated derivatives and derivatives that cease to be highly effective hedges remain in accumulated other comprehensive income until the hedged item affects earnings. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess that they continue to be probable of occurring, and if the forecasted transaction is no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income is recognized in earnings currently.

   On January 1, 2001, Williams recorded a cumulative effect of an accounting change associated with the adoption of SFAS No. 133 to record all derivatives at fair value. The cumulative effect of the accounting change was not material to net income, but resulted in a $95 million reduction of other comprehensive income (net of income tax benefits of $59 million) related to derivatives which hedge the variable cash flows of certain forecasted commodity transactions. Of the transition adjustment recorded in other comprehensive income at January 1, 2001, net losses of approximately $90 million (net of income tax benefits of $56 million) will be reclassified into earnings during 2001 (including approximately $49 million of net after-tax losses reclassified in first-quarter 2001) offsetting net gains expected to be realized in earnings from favorable market movements associated with the underlying transactions being hedged.

Energy commodity cash flow hedges

   Williams is exposed to market risk from changes in energy commodity prices. Williams utilizes derivatives to manage its exposure to the variability in expected future cash flows attributable to commodity price risk associated with forecasted purchases and sales of natural gas, refined products, crude oil, electricity, ethanol and corn. These derivatives have been designated as cash flow hedges.

   Williams produces, buys and sells natural gas at different locations throughout the United States. To reduce exposure to a decrease in revenues or an increase in costs from fluctuations in natural gas market prices, Williams enters into natural gas futures contracts and swap agreements to fix the price of anticipated sales and purchases of natural gas.

   Williams' refineries purchase crude oil for processing and sell the refined products. To reduce the exposure to increasing costs of crude oil and/or decreasing refined product sales prices due to changes in market prices, Williams enters into crude oil and refined products futures contracts and swap agreements to lock in the prices of anticipated purchases of crude oil and sales of refined products.

   Williams' electric generation facilities utilize natural gas in the production of electricity. To reduce the exposure to increasing costs of natural gas due to changes in market prices, Williams enters into natural gas futures contracts and swap agreements to fix the prices of anticipated purchases of natural gas.

   Derivative gains/losses are deferred in other comprehensive income and are reclassified into earnings in the same period or periods during which the hedged forecasted purchase or sale affects earnings. To match the underlying transaction being hedged, derivative gains/losses associated with anticipated purchases are recognized in costs and operating expenses in the Consolidated Statement of Income, and amounts associated with anticipated sales are recognized in revenues in the Consolidated Statement of Income. Approximately $6 million of gains from hedge ineffectiveness is included in costs and operating expenses in the Consolidated Statement of Income during first-quarter 2001. There were no derivative gains or losses excluded from the assessment of hedge effectiveness, and no hedges were discontinued during first-quarter 2001 as a result of it becoming probable that the forecasted transaction will not occur. As of March 31, 2001, Williams has hedged future cash flows associated with anticipated commodity purchases and sales for up to ten years, and approximately $53 million of net losses (net of income tax benefits of $33 million) will be reclassified into earnings within the next year as the hedged transactions impact earnings. The fair value of derivatives utilized as energy commodity cash flow hedges at March 31, 2001, is a net liability of approximately $119 million.

Other energy commodity derivatives

   Williams' operations associated with crude oil refining and refined products marketing enter into derivatives (primarily forward contracts, futures contracts, swap agreements and option contracts) which are not designated as hedges to manage certain risks associated with market fluctuations of crude oil and refined product prices. The net change in fair value of these derivatives representing unrealized gains and losses is recognized in earnings currently as revenues or costs and operating expenses in the Consolidated Statement of Income. The fair value of other energy commodity derivatives at March 31, 2001, is a net asset of approximately $10 million.

Foreign currency hedges

   Williams has a Canadian-dollar-denominated note receivable that is exposed to foreign-currency risk. To protect against variability in the cash flows from the repayment of the note receivable associated with changes in foreign currency exchange rates, Williams entered into a forward contract to fix the U.S. dollar cash flows from this note. This derivative has been designated as a cash flow hedge and is highly effective. Gains and losses from the change in fair value of the derivative are deferred in other comprehensive income (loss) and reclassified to other income - net below operating income when the Canadian-dollar-denominated note receivable impacts earnings as it is translated into U.S. dollars. There were no derivative gains or losses recorded in the Consolidated Statement of Income from hedge ineffectiveness or from amounts excluded from the assessment of hedge effectiveness, and no foreign currency hedges were discontinued during first-quarter 2001 as a result of it becoming probable that the forecasted transaction will not occur. This foreign-currency risk exposure is being hedged over the next 57 months. Of the $3 million loss (net of income tax benefits of $2 million) deferred in accumulated other comprehensive income (loss) at March 31, 2001, the amount that will be reclassified into earnings over the next 12 months will vary based on the gain or loss recognized as the note receivable is translated into U.S. dollars following changes in foreign-exchange rates. The fair value of this foreign currency hedge derivative at March 31, 2001, is an asset of approximately
$14 million.

Interest-rate derivatives

   Williams enters into interest-rate swap agreements to manage its exposure to interest rates and modify the interest characteristics of its long-term debt. These agreements are designated with specific debt obligations, and involve the exchange of amounts based on the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional amount. The interest rate swap currently in place effectively modifies Williams' exposure to interest rates by converting a portion of Williams' fixed rate debt to a variable rate. The entire derivative has been designated as a fair value hedge and is perfectly effective. As a result, there is no current impact to earnings due to hedge ineffectiveness or due to the exclusion of a component of the derivative from the assessment of effectiveness. The change in fair value of the derivative and the adjustment to the carrying amount of the underlying hedged debt are recorded as equal and offsetting gains and losses in other income - net below operating income in the Consolidated Statement of Income. The fair value of this interest-rate derivative at March 31,2001, is a net liability of approximately
$4 million.

   Kern River Gas Transmission has interest-rate swap agreements to manage interest-rate risk that is not designated as a hedge of long-term debt. Changes in fair value are recorded each period in other income - net below operating income in the Consolidated Statement of Income. Offsetting amounts are recorded as an adjustment to a regulatory asset, which is expected to be recovered in future transportation rates. The fair value of these interest-rate derivatives at March 31, 2001, is a net liability of approximately $36 million.

9. Contingent liabilities and commitments

Rate and regulatory matters and related litigation

   Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $47 million for potential refund as of March 31, 2001.

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

   Williams Energy Marketing & Trading subsidiaries are engaged in power marketing in various geographic areas, including in California. Prices charged for power by Williams and other traders and generators in California markets have been challenged in various proceedings including before the FERC. In December 2000, the FERC issued an order which provided that for the period between October 2, 2000 and December 31, 2002, refunds may be ordered if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices, or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. For periods commencing January 1, 2001, refund liability will expire within 60 days of a sale unless the FERC sends the seller a written notice that the sale is still under review. On March 9, 2001, the FERC issued a Notice of Refunds in respect of January 2001, finding a refund liability for Williams of approximately $8 million. On March 16, 2001, the FERC issued a Notice of Refunds for February 2001, finding a refund liability for Williams of approximately $21.5 million. On April 16, 2001, the FERC issued a Notice of Refunds for March 2001, finding a refund liability for Williams of approximately $26 thousand. Williams has filed objections to the refund orders and on April 11, 2001, filed justification with the FERC to reduce its aggregate refund liability for January and February to approximately $8 million. On March 14, 2001, the FERC issued a Show Cause Order directing Williams Energy Marketing & Trading Company and AES Southland, Inc. to show cause why they should not be found to have engaged in violations of the Federal Power Act and various agreements, and they were directed to make refunds in the aggregate of approximately $10.8 million, and have certain conditions placed on Williams' market-based rate authority for sales from specific generating facilities in California for a limited period. On April 30, 2001, the FERC issued an Order approving a settlement of this proceeding. The Settlement terminates the proceeding without making any findings of wrongdoing by Williams. Pursuant to the Settlement, Williams agrees to refund $8 million to the California Independent System Operator by crediting such amount against outstanding invoices. Williams also agrees to prospective conditions on its authority to make bulk power sales at market-based rates for certain limited facilities under which it has call rights for a one-year period.

Environmental matters

   Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At March 31, 2001, these subsidiaries had accrued liabilities totaling approximately $36 million for these costs.

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

   Transcontinental Gas Pipe Line, Texas Gas and Williams Gas Pipelines Central (Central) have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of March 31, 2001, Central had accrued a liability for approximately $10 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $36 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

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

   Williams Energy Services (WES) and its subsidiaries also accrue environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, WES owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At March 31, 2001, WES and its subsidiaries had accrued liabilities totaling approximately $52 million. WES accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At March 31, 2001, WES and its subsidiaries had accrued receivables totaling $14 million.

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

   In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At March 31, 2001, Williams had approximately $12 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

Other legal matters

   In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. In addition, through March 31, 2001, post judgement interest was approximately $8.2 million. Transcontinental Gas Pipe Line's appeals have been denied by the Texas Court of Appeals for the First District of Texas, and on April 2, 2001, the company filed an appeal to the Texas Supreme Court which is pending. In the other case, a producer has asserted damages, including interest calculated through March 31, 2001, of approximately $8.9 million. In August 2000, a producer asserted a claim for approximately $6.7 million against Transcontinental Gas Pipe Line. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

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

   Williams and certain of its subsidiaries are named as defendants in various putative, nationwide class actions brought on behalf of all landowners on whose property the plaintiffs have alleged WCG installed fiber-optic cable without the permission of the landowners. Williams believes that WCG's installation of the cable containing the single fiber network that crosses over or near the putative class members' land does not infringe on their property rights. Williams also does not believe that the plaintiffs have sufficient basis for certification of a class action. It is likely that Williams will be subject to other putative class action suits challenging WCG's railroad or pipeline rights of way. However, Williams has a claim for indemnity from WCG for damages resulting from or arising out of the businesses or operations conducted or formerly conducted or assets owned or formerly owned by any subsidiary of WCG.

   In November 2000, class actions were filed in San Diego, California Superior Court by Pamela Gordon and Ruth Hendricks on behalf of San Diego rate payers against California power generators and traders including Williams Energy Services Company and Williams Energy Marketing & Trading Company, subsidiaries of Williams. Three municipal water districts also filed a similar action on their own behalf. Other class actions have been filed on behalf of the people of California and on behalf of commercial restaurants in San Francisco Superior Court. These lawsuits result from the increase in wholesale power prices in California that began in the summer of 2000. Williams is also a defendant in other litigation arising out of California energy issues. The suits claim that the defendants acted to manipulate prices in violation of the California antitrust and unfair business practices statutes and other state and federal laws. Plaintiffs are seeking injunctive relief as well as restitution, disgorgement, appointment of a receiver, and damages, including treble damages. The defendants have removed these cases to federal district courts and plaintiffs' petitions to remand are pending. The defendants have filed a petition with the multi-district litigation panel seeking consolidation of the cases.

   On May 2, 2001, the Lieutenant Governor of the State of California and Assemblywoman Barbara Matthews, acting in their individual capacities as members of the general public, filed suit against five companies including Williams Energy Marketing & Trading and fourteen executive officers, including Keith Bailey, Chairman and CEO of Williams, Steve Malcolm, President and CEO of Williams Energy Services and an Executive Vice President of Williams, and Bill Hobbs, Senior Vice President of Williams Energy Marketing & Trading, in Los Angeles Superior State Court alleging State Antitrust and Fraudulent and Unfair Business Act Violations and seeking injunctive and declaratory relief, civil fines, treble damages and other relief, all in an unspecified amount. Neither Williams Energy Marketing & Trading nor the named individuals has been served.

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

Commitments

   Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are either currently in operation or are to be constructed at various locations throughout the continental United States. At March 31, 2001, annual estimated committed payments under these contracts range from approximately $20 million to $466 million, resulting in total committed payments over the next 21 years of approximately $8 billion.

10. Stockholders' equity

   In January 2001, Williams issued approximately 38 million shares of common stock in a public offering at $36.125 per share. The impact of this issuance resulted in increases of approximately $38 million to common stock and $1.3 billion to capital in excess of par value.

11. Comprehensive income

   Comprehensive income is as follows:

                                                                                                Three
                                                                                             months ended
(Millions)                                                                                     March 31,
                                                                                      ---------------------------
                                                                                         2001             2000
                                                                                      ----------       ----------
Net income                                                                            $    199.2       $     99.7

Other comprehensive income (loss):
   Cumulative effect of a change in
     accounting for derivative
     instruments (net of $58.9 million
     income tax benefit)                                                                   (94.5)              --
   Net gain on derivative instruments
     (net of $6.1 million income tax expense)                                                8.6               --
   Net reclassification into earnings of
     derivative instruments losses (net of
     $3.5 million income tax benefit)                                                        5.7               --
   Net unrealized gains (losses) on securities (net of ($34.0) and $54.7 million
     income tax (benefit) expense for March 31, 2001 and 2000, respectively)               (52.7)            85.9
   Net realized gains on securities in net income (net of $8.0 million and $12.3
     million income tax expense for March 31, 2001 and 2000, respectively)                 (12.6)           (19.2)
   Foreign currency translation adjustments                                                (31.8)            (5.1)
                                                                                      ----------       ----------
   Other comprehensive income (loss) before
     minority interest                                                                    (177.3)            61.6
   Minority interest in other comprehensive
     income (loss)                                                                          12.5             (9.0)
                                                                                      ----------       ----------
Other comprehensive income (loss)                                                         (164.8)            52.6
                                                                                      ----------       ----------
Comprehensive income                                                                  $     34.4       $    152.3
                                                                                      ==========       ==========

   The accumulated net loss on derivative instruments included within accumulated other comprehensive income (loss) as of March 31, 2001, was $80.2 million (net of $49.3 million income tax benefit). There was no accumulated net gain or loss on derivative instruments at December 31, 2000.

   Components of other comprehensive income (loss) before minority interest related to discontinued operations for March 31, 2001 and 2000, are net unrealized gains (losses) on securities of ($55.2) million (net of $35.5 million income tax benefit) and $85.9 million (net of $54.7 million income tax expense), respectively, net realized gains on securities of $12.6 million (net of $8.0 million income tax expense) and $19.2 million (net of $12.3 million income tax expense), respectively, and foreign currency translation adjustment losses of $19.4 million and $5.3 million, respectively.

12. Segment disclosures

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

   Williams' reportable segments are strategic business units that offer different products and services. The segments are managed separately, because each segment requires different technology, marketing strategies and industry knowledge. Other includes corporate operations.

   The increase in Energy Marketing & Trading's total assets, as noted on page 15, is due primarily to increased value of the trading portfolios as a result of higher commodity prices. The following table reflects the reconciliation of operating income as reported in the Consolidated Statement of Income to segment profit, per the tables on page 15:

                                   Three months ended
(Millions)                              March 31,
                                -------------------------
                                   2001           2000
                                ----------     ----------

Segment profit:
  Gas Pipeline                  $    204.0     $    197.3
  Energy Services                    600.5          208.3
  Other                                4.8            2.9
                                ----------     ----------
  Total                              809.3          408.5
                                ----------     ----------
General corporate expenses           (29.4)         (23.4)
                                ----------     ----------
Operating income                $    779.9     $    385.1
                                ==========     ==========

                                                                          Revenues
                                               -------------------------------------------------------------
                                                External         Inter-        Equity Earnings                     Segment
(Millions)                                     Customers        segment           (Losses)          Total        Profit (Loss)
                                               ----------      ----------      ---------------    ----------     -------------

FOR THE THREE MONTHS ENDED MARCH 31, 2001

GAS PIPELINE                                   $    453.8      $      6.7        $      8.1       $    468.6       $    204.0
ENERGY SERVICES
  Energy Marketing & Trading                        821.2          (164.2)*             2.6            659.6            484.5
  Exploration & Production                            8.9           125.3                --            134.2             50.6
  International                                      23.2              --              (5.1)            18.1             (8.5)
  Midstream Gas & Liquids                           438.1           167.2              (7.3)           598.0             37.8
  Petroleum Services                              1,319.6            94.2               (.1)         1,413.7             32.1
  Williams Energy Partners                           16.2             4.1                --             20.3              5.4
  Merger-related costs and
    non-compete amortization                           --              --                --               --             (1.4)
                                               ----------      ----------        ----------       ----------       ----------
  TOTAL ENERGY SERVICES                           2,627.2           226.6              (9.9)         2,843.9            600.5
                                               ----------      ----------        ----------       ----------       ----------

OTHER                                                 8.8             9.7                               18.5              4.8
ELIMINATIONS                                           --          (243.0)               --           (243.0)              --
                                               ----------      ----------        ----------       ----------       ----------
TOTAL                                          $  3,089.8      $       --        $     (1.8)      $  3,088.0       $    809.3
                                               ==========      ==========        ==========       ==========       ==========

FOR THE THREE MONTHS ENDED MARCH 31, 2000

GAS PIPELINE                                   $    460.8      $     14.6        $      5.9       $    481.3       $    197.3
ENERGY SERVICES
  Energy Marketing & Trading                        291.7          (135.3)*              --            156.4             77.8
  Exploration & Production                            7.9            47.9                --             55.8             11.4
  International                                      16.6              --                .4             17.0              3.3
  Midstream Gas & Liquids                           168.7           154.7               1.0            324.4             82.5
  Petroleum Services                                926.3            41.6                --            967.9             28.9
  Williams Energy Partners                           13.2             4.5                --             17.7              7.1
  Merger-related costs and
    non-compete amortization                           --              --                --               --             (2.7)
                                               ----------      ----------        ----------       ----------       ----------
  TOTAL ENERGY SERVICES                           1,424.4           113.4               1.4          1,539.2            208.3
                                               ----------      ----------        ----------       ----------       ----------
OTHER                                                 6.8             9.5                --             16.3              2.9
ELIMINATIONS                                           --          (137.5)               --           (137.5)              --
                                               ----------      ----------        ----------       ----------       ----------
TOTAL                                          $  1,892.0      $       --        $      7.3       $  1,899.3       $    408.5
                                               ==========      ==========        ==========       ==========       ==========

                                                    TOTAL ASSETS
                                          -----------------------------------
(Millions)                                March 31, 2001    December 31, 2000
                                          --------------    -----------------

GAS PIPELINE                               $    9,000.5       $    8,956.2
ENERGY SERVICES
  Energy Marketing & Trading                   16,612.0           14,609.7
  Exploration & Production                        672.2              671.5
  International                                 2,326.3            2,214.4
  Midstream Gas & Liquids                       4,263.4            4,293.5
  Petroleum Services                            3,097.0            2,666.5
  Williams Energy Partners                        342.9              349.8
                                           ------------       ------------
  TOTAL ENERGY SERVICES                        27,313.8           24,805.4
                                           ------------       ------------
OTHER                                           6,184.4            7,019.9
ELIMINATIONS                                   (7,835.0)          (8,156.1)
                                           ------------       ------------
                                               34,663.7           32,625.4
NET ASSETS OF DISCONTINUED OPERATIONS           1,828.9            2,290.2
                                           ------------       ------------


TOTAL                                      $   36,492.6       $   34,915.6
                                           ============       ============

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

13. Subsequent events

   On May 7, 2001, Williams announced that it had entered into a definitive merger agreement to acquire Barrett Resources. The boards of directors of both companies approved the merger agreement whereby Williams would acquire Barrett through a cash tender offer of $73 per share for 50 percent of the outstanding Barrett common stock and exchange 1.767 shares of Williams common stock for each remaining share of Barrett common stock. The agreement also calls for a termination fee of $75.5 million and reimbursement of expenses to Williams of up to $15 million. The approximately $2.8 billion transaction, which is contingent upon approval from antitrust regulators and tenders of at least 50 percent of Barrett common stock in the cash tender offer, is anticipated to be completed in third-quarter 2001.

   In regards to the cash tender offer, Williams has sufficient availability under its commercial paper and revolving credit agreements to fund the cash portion of the acquisition. Williams is considering establishing a bridge loan facility to fund all or part of the cash tender obligation. In addition, Williams is evaluating various long-term funding options such as volumetric production payments, convertible debt or equity or other structured alternatives.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

   In March 2001, the board of directors of Williams approved a tax-free spinoff of Williams' communications business, Williams Communications Group, Inc. (WCG), to Williams' shareholders. On April 23, 2001, Williams distributed 398.5 million shares, or approximately 95 percent of the WCG common stock held by Williams, to holders of record of Williams common stock. As a result, the consolidated financial statements have been restated to present WCG as discontinued operations (see Note 4). Unless otherwise indicated, the following discussion and analysis of results of operations, financial condition and liquidity relates to the continuing operations of Williams and should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

First Quarter 2001 vs. First Quarter 2000

CONSOLIDATED OVERVIEW

   Williams revenues increased $1,188.7 million, or 63 percent, due primarily to higher revenues from gas and electric power services, revenues from Canadian operations acquired in fourth-quarter 2000, increased petroleum products and natural gas prices and the $153 million impact of reporting certain revenues net of the related costs in 2000 related to sales activity surrounding certain terminals. These revenues are reported "gross" subsequent to the transfer of management over the sales activity from Energy Marketing & Trading to Petroleum Services effective February 2001 (see Note 2).

   Segment costs and expenses increased $787.9 million, or 53 percent, due primarily to higher costs related to increased petroleum products average purchase prices, costs related to Canadian operations acquired in fourth-quarter 2000, and the impact of reporting certain sales activity costs net with related revenues in 2000 (discussed above).

   Operating income increased $394.8, or 103 percent, due primarily to a $392.2 million increase at Energy Services primarily reflecting higher gas and electric power services margins, higher realized average natural gas sales prices from production and marketing activities and higher margins in refining and marketing operations. Partially offsetting these increases were lower per-unit natural gas liquids margins, higher gas purchase costs related to the marketing of natural gas and higher selling, general and administrative costs at Energy Marketing & Trading.

   Income from continuing operations before income taxes increased $378.7 million from $239.2 million in 2000 to $617.9 million in 2001, due primarily to the $394.8 million of higher operating income. Partially offsetting the higher operating income was $21 million higher net interest expense reflecting increased debt in support of continued expansion and new projects and $11 million higher minority interest in income and preferred returns of subsidiaries related primarily to the preferred returns of Snow Goose LLC, formed in December 2000.

GAS PIPELINES

   GAS PIPELINE'S revenues decreased $12.7 million, or 3 percent, due primarily to $17 million lower gas exchange imbalance settlements (offset in costs and operating expenses) and the effect of a $7 million reduction of rate refund liabilities in 2000 following the settlement of a prior rate proceeding. Partially offsetting these decreases were $4 million higher revenues following the second-quarter 2000 acquisition of a liquefied natural gas storage facility, $3 million higher interruptible transportation revenues at Kern River and $2 million higher equity investment earnings from pipeline joint venture projects.

   Segment profit increased $6.7 million, or 3 percent, due primarily to $6 million lower general and administrative expenses, the effect in 2000 of a $4 million accrual for gas exchange imbalances, a $3 million insurance settlement in 2001 for storage gas losses, $3 million higher interruptible transportation revenues at Kern River and $2 million higher equity investment earnings. Partially offsetting were the effect in 2000 of a $7 million reduction of rate refund liabilities and $6 million higher depreciation expense primarily due to increased property, plant and equipment. General and administrative expenses decreased due primarily to $4 million of expenses in 2000 related to the headquarters consolidation of two of the pipeline business units.

   Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline experiences higher segment profit in the first and fourth quarters as compared with the second and third quarters.

ENERGY SERVICES

   ENERGY MARKETING & TRADING'S revenues increased $503.2 million, or 322 percent, due to a $486 million increase in trading revenues and a $17 million increase in non-trading revenues. The $486 million increase in trading revenues is due primarily to $506 million higher gas and electric power services margins partially offset by $23 million lower crude and refined products trading margins. The higher gas and electric power services margins primarily result from net favorable changes in the overall fair value of the gas and electric power portfolio resulting from the benefit of increased price volatility and Energy Marketing & Trading's proprietary trading activities around existing portfolio positions. In addition, the increased gas and electric power services margins reflect the benefit of additional price risk management services offered through structured transactions. These new structured transactions included the addition of approximately 2,500 megawatts of notional volumes to Energy Marketing & Trading in the mid-continent, northeast and southeast regions of the United States. These contracts include agreements to market capacity of electricity generation facilities, as well as agreements to provide load following and/or full requirements services.

   The $17 million increase in non-trading revenues is due primarily to $10 million of higher natural gas liquids revenues from higher sales prices and volumes and $7 million from non-trading power services including revenues from a distributed power generation business that was transferred from Petroleum Services in mid-2000.

   Costs and operating expenses increased $32 million, or 75 percent, due primarily to higher natural gas liquids and power cogeneration costs of sales and increased operating expenses. These variances are associated with the corresponding changes in non-trading revenues discussed above.

   Segment profit increased $406.7 million to $484.5 million in 2001, due primarily to the $506 million higher gas and electric power services margins, partially offset by $65 million higher selling, general and administrative costs, $23 million lower crude and refined products trading margins and $11 million lower margins from non-trading natural gas liquids operations. The higher selling, general and administrative costs primarily reflect higher variable compensation levels associated with improved operating performance and $10 million of bad debt expense related to California electric power sales to a customer that had unexpectedly filed for bankruptcy.

California

   At March 31, 2001, Energy Marketing & Trading had net accounts receivable of approximately $250 million from power sales to the California Independent Service Operator (ISO) and the California Power Exchange Corporation (CPEC). While the amount recorded reflects management's best estimate of collectibility, future events or circumstances could change those estimates. In March and April of 2001, two California power related entities, the CPEC and Pacific Gas and Electric Company (PG&E), filed bankruptcy under Chapter 11. Williams' direct exposure to these bankruptcies is not material, however, the potential impact of these bankruptcies on companies with which Williams does business could have a future impact on Williams.

   Through April 2001, Energy Marketing & Trading had received three Notice of Refunds from the FERC that require Energy Marketing & Trading to support the prices charged in excess of the rate determined by the FERC. The refund orders total approximately $30 million and relate to sales of power during January, February and March 2001. Williams has filed objections to the refund orders and on April 11, 2001, filed justification with the FERC to reduce its aggregate refund liability for January and February to approximately $8 million (see Note
9).

   In March 2001, FERC issued a Show Cause Order directing Williams Energy Marketing & Trading and AES Southland, Inc. to show cause why they should not be found to have engaged in violations of the Federal Power Act and various agreements, and they were directed to make refunds in the aggregate of approximately $10.8 million, and have certain conditions placed on Williams' market-based rate authority for sales from specific generating facilities in California for a limited period. On April 30, 2001, the FERC issued an Order approving a settlement of this proceeding. The Settlement terminates the proceeding without making any findings of wrongdoing by Williams. Pursuant to the Settlement, Williams agrees to refund $8 million to the California ISO by crediting such amount against outstanding invoices. Williams also agrees to prospective conditions on its authority to make bulk power sales at market-based rates for certain limited facilities under which it has call rights for a one-year period (see Note 9).

   In addition to these federal agency actions, various proposals are under consideration in the California state legislative and executive branches to address the power industry issues of California, the results of which could ultimately impact the level of Williams financial results in subsequent periods to Williams.

   EXPLORATION & PRODUCTION'S revenues increased $78.4 million, or 141 percent, due primarily to production and marketing. The increase is due to $66 million from increased realized average natural gas sales prices (including the effect of hedge positions) and $9 million associated with an increase in volumes from production and marketing activities. Approximately 70 percent of production in first-quarter 2001 was hedged. Exploration & Production has entered into contracts that hedge approximately 65 percent of estimated production for the remainder of the year.

   Segment profit increased $39.2 million, to $50.6 million in 2001 from $11.4 million in 2000, due primarily to the higher revenues discussed previously, partially offset by $25 million higher gas purchase costs related to the marketing of natural gas from the Williams Coal Seam Royalty Trust and royalty interest owners, $6 million higher production-related taxes and $5 million higher operating and maintenance expenses.

   INTERNATIONAL'S revenues increased $1.1 million or 6 percent, from $17 million in 2000. The increase is attributable to $3.9 million of revenue from Colorado soda ash production which began in October 2000, and $1.8 million from increased operating fees due to increased volumes at a Venezuelan crude oil storage and shiploading terminal. These increases were partially offset by $5.3 million higher equity losses from the Lithuanian refinery, pipeline and terminal investment resulting from the effect in 2000 of a reimbursement from the crude oil supply interruption fund.

   Operating costs increased $15 million primarily due to soda ash production which began operations in October 2000.

   Segment profit decreased $11.8 million from segment profit of $3.3 million in 2000 to a segment loss of $8.5 million in 2001 due primarily to operating loss from soda ash production and higher equity losses from the Lithuanian investment. The soda ash project had a segment loss of $10.3 million reflecting initial operational debottlenecking and related start-up costs.

   MIDSTREAM GAS & LIQUIDS' revenues increased $273.6 million, or 84 percent, due primarily to $283 million in revenues from Canadian operations acquired in October 2000. The $283 million of revenues from Canadian operations consist primarily of $229 million in natural gas liquids sales and $52 million of processing revenues. Excluding the Canadian operations, natural gas liquids revenues increased $3 million reflecting a $34 million increase due to increased average natural gas liquids sales price offset substantially by a $31 million decrease from 27 percent lower volumes. Increases in natural gas prices caused processing plants to reject ethane, which lowered natural gas liquids pipeline transportation revenues by $11 million.

   Costs and operating expenses increased $326 million to $535 million in first-quarter 2001, due primarily to $283 million of costs and operating expenses related to the Canadian operations, $40 million higher liquids fuel and replacement gas purchases, and $10 million higher transportation, fractionation, and marketing expenses, partially offset by the effect in 2000 of $12 million of losses associated with certain propane storage transactions in first-quarter 2000.

   General and administrative expenses decreased $11 million, or 31 percent, due primarily to $12 million of reorganization and early retirement costs occurring in 2000, partially offset by $3.7 million associated with the Canadian operations purchased in fourth-quarter 2000. The $12 million of reorganization and early retirement costs relate to the reorganization of Midstream's operations including the consolidation in Tulsa of certain support functions previously located in Salt Lake City and Houston.

   Segment profit decreased $44.7 million, or 54 percent, due primarily to $33 million from lower domestic average per-unit natural gas liquids margins, $13 million from decreased natural gas liquids domestic volumes sold, a $12 million decrease from natural gas liquids pipeline and $8 million higher equity investment losses. The Canadian operations results before general and administrative costs did not contribute to segment profit. Partially offsetting these decreases to segment profit were $12 million of propane losses in first-quarter 2000 and $11 million of lower general and administrative expenses.

   PETROLEUM SERVICES' revenues increased $445.8 million, or 46 percent, due primarily to $314 million higher refining and marketing revenues (excluding a $35 million increase to revenues due to lower intra-segment sales to the travel centers/convenience stores which are eliminated) and $74 million higher travel center/convenience store sales. Effective February 2001, management of refined product sales activities surrounding certain terminals throughout the United States was transferred to Petroleum Services from Energy Marketing & Trading (see Note 2). The sales activity was previously included in the trading portfolio of Energy Marketing & Trading and is therefore reported net of related cost of sales along with other refined product trading gains and losses within Energy Marketing & Trading prior to February 2001. After the transfer of the management of these activities to Petroleum Services, these sales activities are reported "gross" within the Petroleum Services segment. Energy Marketing and Trading's revenue for first-quarter 2000 includes approximately $153 million for both the sales and related cost of sales related to this activity. The $314 million increase in refining and marketing revenues includes the $153 million impact previously discussed,$122 million from 15 percent higher average refined product sales prices and $39 million resulting from a 5 percent increase in refined product volumes sold. The $74 million increase in travel center/convenience store sales reflects $62 million from a 25 percent increase in diesel and gasoline sales volumes, $9 million higher merchandise sales and $4 million from one percent higher average gasoline and diesel sales prices. In addition, revenues increased due to $21 million higher bio-energy sales reflecting increases in ethanol volumes sold and average ethanol sales prices, $12 million higher revenues from Williams' 3.1 percent undivided interest in the Trans Alaska Pipeline System (TAPS) acquired in late June 2000 and $9 million higher commodity sales from transportation activities. Slightly offsetting these increases were $7 million lower revenues related to the petrochemical plant due to a plant turnaround in first quarter 2001.

   Costs and operating expenses increased $430.6 million, or 47 percent, due primarily to $283 million higher refining costs and $81 million higher travel center/convenience store costs (excluding a $35 million increase due to lower intra-segment purchases from the refineries which are eliminated). The $283 million increase in refining and marketing costs includes the $153 million impact of the transfer of management from Energy Marketing & Trading to Petroleum Services effective February 2001 of refined product sales activities surrounding certain terminals (see discussion above) and the remaining increase reflects $94 million from higher crude supply costs and other related per-unit cost of sales and $36 million associated with increased volumes sold through refining and marketing operations. The $81 million increase in travel center/convenience store costs is primarily from $59 million increased diesel and gasoline sales volumes, $8 million higher merchandise costs and $10 million higher store operating costs. In addition, costs and operating expenses increased due to $25 million higher bio-energy operating costs and $11 million higher cost of commodity sales from transportation activities.

   Segment profit increased $3.2 million, or 11 percent to $32.1 million in 2001. Increases of $31 million from refining and marketing operations due primarily to higher margins and $7 million from Williams' interest in TAPS acquired in late June 2000 were partially offset by an $11 million additional impairment charge related to an end-to-end mobile computing systems business, $10 million higher operating costs from the travel centers/convenience stores, $7 million lower revenues from activities at the petrochemical plant and $4 million unfavorable impact from bio-energy operations.

   WILLIAMS ENERGY PARTNERS' revenues increased $2.6 million from $17.7 million to $20.3 million. Segment profit decreased $1.7 million from $7.1 million to $5.4 million, due primarily to the higher depreciation and other costs.

CONSOLIDATED

   GENERAL CORPORATE EXPENSES increased $6 million, or 26 percent, and include $2 million and $4 million in 2001 and 2000, respectively, of costs which would have otherwise been allocated to a discontinued operation. The increase in general corporate expense is due to increased outside legal costs, higher charitable donations and higher compensation levels, partially offset by a decrease in advertising costs. Interest accrued increased $21.4 million, or 13 percent, due primarily to the $8 million effect of higher borrowing levels combined with the $11 million effect of higher average interest rates and $6 million of interest expense related to deposits received from customers relating to energy trading and hedging activities. Partially offsetting was a $3 million decrease in interest expense on rate refunds. The increased borrowing levels reflect an increase in long-term debt levels partially offset by a decrease in commercial paper levels as compared to 2000. The long-term debt includes the $1.1 billion of senior unsecured debt securities issued in January 2001. Investing income increased $15.0 million, from $22.1 million in 2000 to $37.1 million in 2001, due primarily to interest income on margin deposits. Minority interest in income and preferred returns of consolidated subsidiaries increased $11.1 million, or 84 percent, due primarily to preferred returns of Snow Goose LLC, formed in December 2000.

   The provision for income taxes increased $139.3 million, from $100.3 million in 2000 to $239.6 million in 2001. The increase is primarily a result of a higher pre-tax income offset slightly by a decrease in the effective tax rate. The effective income tax rates for 2001 and 2000 are greater than the federal statutory rate due primarily to the effects of state income taxes.

   Loss from discontinued operations for the three months ended March 31, 2001, includes a $131.7 million after-tax loss from operations of WCG and a $47.4 million estimated after-tax loss on disposal of WCG (see Note 4). The $39.2 million loss from operations for the three months ended March 31, 2000 represents the after-tax loss from the operations of WCG. The increase in the after-tax loss from operations of WCG results from an increase in operating losses of the network segment primarily as a result of increased depreciation expense as additional miles of fiber have been placed in operation since March 31, 2000, partially offset by an increase in gross margin. Additionally, the increase in the after-tax loss includes a $31 million increase in net interest expense due to higher debt levels in 2001. Loss from operations for the three months ended March 31, 2001, includes $59.2 million in write-downs of certain marketable equity security investments resulting from management's estimate that the decline in the value of these investments was other than temporary. Partially offsetting is a gain of $24.3 million from the change in market value of a derivative related to certain marketable equity securities. Loss from operations for the three months ended March 31, 2000, includes $31.5 million of gains on the sale of marketable securities, $16.5 million associated with the sale of an interest in a Brazilian telecommunications investment and $3.7 million of dividends from a telecommunications investment. Additionally, investing income decreased from 2000 as a result of higher interest income in 2000 from investment of the remaining proceeds of the equity and debt offerings in 1999. The decreases from 2000 discussed above were partially offset by higher minority interest in WCG's losses. In addition, the three months ended March 31, 2000, includes a $21.6 million cumulative effect of change in accounting principle related to change in accounting method for new systems sales and upgrades from the percentage-of-completion to the completed-contract method. The after-tax loss on disposal includes the estimated operating losses from April 1 through April 23, 2001, the date of disposal (see
Note 4).

Financial Condition and Liquidity

Liquidity

   Williams considers its liquidity to come from both internal and external sources. Certain of those sources are available to Williams (parent) and certain of its subsidiaries. Williams' unrestricted sources of liquidity, which can be utilized without limitation under existing loan covenants, consist primarily of the following:

o Available cash-equivalent investments of $84.2 million at March 31, 2001, as compared to $854 million at December 31, 2000.

o $700 million available under Williams' $700 million bank-credit facility at March 31, 2001, as compared to $350 million at December 31, 2000.

o $940 million available under Williams' $1.7 billion commercial paper program at March 31, 2001, as compared to $4 million at December 31, 2000.

o   Cash generated from operations.

o Short-term uncommitted bank lines of credit can also be used in managing liquidity.

   In addition, there are outstanding registration statements filed with the Securities and Exchange Commission for Williams and Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly owned subsidiary of Williams). At May 1, 2001, approximately $850 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt or equity securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. Williams believes additional financing arrangements, if required, can be obtained on reasonable terms.

   In 2001, capital expenditures and investments, excluding the Barrett Resources acquisition, are estimated to total approximately $2.3 billion. Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash generated from operations, (2) the use of the available portion of Williams' $700 million bank-credit facility, (3) commercial paper, (4) short-term uncommitted bank lines, (5) private borrowings,
(6) sale or disposal of existing businesses and/or (7) debt or equity public offerings.

WCG SEPARATION

   Currently, Williams does not believe that the separation of WCG and Williams will negatively impact liquidity or the financial condition of Williams. Since the initial equity offering by WCG in October 1999, the sources of liquidity for WCG have been separate from Williams' sources of liquidity. Based on the amounts recorded at March 31, 2001, the reduction to Williams' stockholders' equity assuming the distribution had occurred as of March 31, 2001, would be approximately $1.8 billion. Williams, with respect to shares of WCG's common stock that Williams will retain, has committed to the Internal Revenue Service
(IRS) to dispose of all of the WCG shares that it retains as soon as market conditions allow, but in any event not longer than five years after the spin-off. As part of a separation agreement and subject to a favorable ruling by the IRS that such a limitation is not inconsistent with any ruling issued to Williams regarding the tax-free treatment of the spinoff, Williams has agreed not to dispose of the retained WCG shares for a period not to exceed three years from the date of distribution and must notify WCG of an intent to dispose of such shares. For further discussion of separation agreements and potential tax exposure as a result of the WCG separation, see Note 4.

   Additionally, Williams, prior to the spin-off and in an effort to strengthen WCG's capital structure, entered into an agreement under which Williams contributed an outstanding promissory note from WCG of approximately $975 million and certain other assets, including a building under construction. In return, Williams received 24.3 million newly issued common shares of WCG. Williams is also providing indirect credit support through a commitment to issue Williams' equity in the event of a WCG default, or to the extent proceeds from WCG's refinancing or remarketing of certain structured notes issued by WCG in March 2001 are less than $1.4 billion. It is anticipated that the ability of WCG to pay the notes is dependent on its ability to raise additional capital and its subsidiaries' ability to dividend cash to WCG. WCG, however, is obligated to reimburse Williams for any payment Williams is required to make in connection with these notes. Additionally, receivables include amounts due from WCG of approximately $111 million and $69 million at March 31, 2001 and December 31, 2000, respectively. Williams has extended the payment term of up to $100 million of the outstanding balance due March 31, 2001 to March 15, 2002. Williams is also considering the purchase from WCG of the building currently under construction, and would enter into a long-term lease arrangement with WCG being the sole occupant of the building.

Financing Activities

   In January 2001, Williams issued $1.1 billion of senior unsecured debt securities, of which $500 million in proceeds was used to retire temporary financing obtained in September 2000. Also in January 2001, Williams issued approximately 38 million shares of common stock in a public offering at $36.125 per share. Net proceeds were $1.33 billion. Williams has and will continue to use the remaining proceeds that were received from the debt offering and equity offerings to expand Williams' capacity for funding of the energy-related capital program, repay commercial paper, repay debt, including a portion of floating rate notes due December 15, 2001, pay for the completion of the building under construction contributed to WCG in February 2001, and other general corporate purposes.

   Williams Energy Partners L.P. (WEP), a wholly owned partnership, owns and operates a diversified portfolio of energy assets. The partnership is principally engaged in the storage, transportation and distributions of refined petroleum products and ammonia. On February 9, 2001, WEP completed an initial public offering of approximately 4.6 million common units at $21.50 per unit for net proceeds of approximately $92 million. The initial public offering represents 40 percent of the units, and Williams retained a 60 percent interest in the partnership, including its general partner interest.

   The long term debt to debt-plus-equity ratio (including WCG debt) was 62.5 percent at March 31, 2001, compared to 63.7 percent at December 31, 2000. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 66.2 percent at March 31, 2001 and 70.5 percent at December 31, 2000. If WCG debt is excluded and the impact on stockholders' equity of a WCG dividend as of March 31, 2001, is included in the calculation of the debt to debt-plus-equity ratio, the ratio would be 56.2 percent at March 31, 2001. This ratio, calculated to include short-term notes payable and long-term debt due within one year, would be 62.7 percent.

Other

   On May 7, 2001, Williams announced that it had entered into a definitive merger agreement to acquire Barrett Resources. The boards of directors of both companies approved the merger agreement whereby Williams would acquire Barrett through a cash tender offer of $73 per share for 50 percent of the outstanding Barrett common stock and exchange 1.767 shares of Williams common stock for each remaining share of Barrett common stock. The agreement also calls for a termination fee of $75.5 million and reimbursement of expenses to Williams of up to $15 million. The approximately $2.8 billion transaction, which is contingent upon approval from antitrust regulators and tenders of at least 50 percent of Barrett common stock in the cash tender offer, is anticipated to be completed in third-quarter 2001.

   In regards to the cash tender offer, Williams has sufficient availability under its commercial paper and revolving credit agreements to fund the cash portion of the acquisition. Williams is considering establishing a bridge loan facility to fund all or part of the cash tender obligation. In addition, Williams is evaluating various long-term funding options such as volumetric production payments, convertible debt or equity or other structured alternatives.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

   Williams' interest rate risk exposure associated with the debt portfolio was impacted by new debt issuances in first-quarter 2001. In January 2001, Williams issued $1.1 billion in debt obligations consisting of $700 million of 7.5 percent debentures due 2031 and $400 million of 6.75 percent Putable Asset Term Securities, putable/callable in 2006. A portion of the proceeds was used to retire $500 million of temporary financing obtained in September 2000.

COMMODITY PRICE RISK

   At March 31, 2001, the value at risk for the trading operations was $84 million compared to $90 million at December 31, 2000. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the trading portfolio. Energy Marketing & Trading's value-at-risk model includes all financial instruments and physical positions and commitments in its trading portfolio and assumes that as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in the fair value of the trading portfolio will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value at risk does not consider that changing our trading portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value-at-risk model.

FOREIGN CURRENCY RISK

   As it relates to the continuing operations of Williams, international investments accounted for under the cost method totaled approximately $151 million and $144 million at March 31, 2001 and December 31, 2000. These international investments could affect the financial results if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries.

   In addition, the net assets of continuing consolidated foreign operations, located primarily in Canada, are approximately 8.9 percent and 11 percent of Williams' net assets at March 31, 2001 and December 31, 2000, respectively. These foreign operations, whose functional currency is the local currency, do not have significant transactions or financial instruments denominated in other currencies. However, these investments do have the potential to impact Williams' financial position, due to fluctuations in these local currencies arising from the process of re-measuring the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar could have changed stockholders' equity by approximately $126 million at March 31, 2001.

EQUITY PRICE RISK

   Williams' exposure to equity price risk was primarily from investments held by WCG. As a result of the spinoff of WCG, Williams' exposure to equity price risk as it existed prior to the distribution date was significantly reduced, however, following the distribution date, Williams will be exposed to potential impairment valuations with respect to the WCG common stock retained.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibits listed below are filed as part of this report:

             Exhibit 2--Agreement and Plan of Merger among Williams, Resources Acquisition Corp. and Barrett Resources Corporation dated as of May 7, 2001.

             Exhibit 3(I)(a)--Restated Certificate of Incorporation, as supplemented.

             Exhibit 10(a)--Participation Agreement among Williams, Williams Communications Group, Inc., Williams Communications, LLC, WCG Note Trust, WCG Note Corp., Inc., Williams Share Trust, United States Trust Company of New York and Wilmington Trust Company dated as of March 22, 2001.

             Exhibit 10(b)--Williams Preferred Stock Remarketing, Registration Rights and Support Agreement among Williams, Williams Share Trust, WCG Note Trust, United States Trust Company of New York and Credit Suisse First Boston Corporation dated as of March 28, 2001.

             Exhibit 10(c)--Form of Second Amended and Restated Guaranty Agreement dated as of August 17, 2000 between Williams, State Street Bank and Trust Company of Connecticut, National Association, State Street Bank and Trust Company and Citibank, N.A., as Agent.

             Exhibit 10(d)--Form of Amendment, Waiver and Consent dated as of January 31, 2001 to Second Amended and Restated Guaranty Agreement between Williams, State Street Bank and Trust Company of Connecticut, National Association, State Street Bank and Trust Company and Citibank, N.A., as Agent.

             Exhibit 12--Computation of Ratio of Earnings to Fixed Charges

        (b) During first-quarter 2001, the Company filed a Form 8-K on January 5, 2001; January 31, 2001; February 8, 2001; March 16, 2001; and
            March 19, 2001, which reported significant events under Item 5 of the Form and included the Exhibits required by Item 7 of the Form.

                                    SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE WILLIAMS COMPANIES, INC.
                                        ----------------------------------------
                                        (Registrant)




                                        Gary R. Belitz
                                        ----------------------------------------
                                        Gary R. Belitz
                                        Controller
                                        (Duly Authorized Officer and
                                           Principal Accounting Officer)

May 15, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

Exhibit 2 -- Agreement and Plan of Merger among Williams, Resources Acquisition Corp. and Barrett Resources Corporation dated as of May 7, 2001.

Exhibit 3(I)(a) -- Restated Certificate of Incorporation, as supplemented.

Exhibit 10(a) -- Participation Agreement among Williams, Williams
Communications Group, Inc., Williams Communications, LLC, WCG Note Trust, WCG Note Corp., Inc., Williams Share Trust, United States Trust Company of New York and Wilmington Trust Company dated as of March 22, 2001.

Exhibit 10(b) -- Williams Preferred Stock Remarketing, Registration Rights and Support Agreement among Williams, Williams Share Trust, WCG Note Trust, United States Trust Company of New York and Credit Suisse First Boston Corporation dated as of March 28, 2001.

Exhibit 10(c) -- Form of Second Amended and Restated Guaranty Agreement dated as of August 17, 2000 between Williams, State Street Bank and Trust Company of Connecticut, National Association, State Street Bank and Trust Company and Citibank, N.A., as Agent.

Exhibit 10(d) -- Form of Amendment, Waiver and Consent dated as of January 31, 2001 to Second Amended and Restated Guaranty Agreement between Williams, State Street Bank and Trust Company of Connecticut, National Association, State Street Bank and Trust Company and Citibank, N.A., as Agent.

Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges