Form 10-Q
period 2001-06-30
WILLIAMS COMPANIES INC
filed 2001-08-13
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2001
                               -------------------------------------------------

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                                 ---------------------    ----------------------


Commission file number                          1-4174
                       ---------------------------------------------------------


                          THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                               73-0569878
-------------------------------         --------------------------------------
    (State of Incorporation)             (IRS Employer Identification Number)


         ONE WILLIAMS CENTER
            TULSA, OKLAHOMA                                74172
------------------------------------------     ---------------------------------
  (Address of principal executive office)                 (Zip Code)


Registrant's telephone number:                         (918) 573-2000
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

                                    Yes  X    No
                                       ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                               Outstanding at July 31, 2001
-------------------------------------           --------------------------------
    Common Stock, $1 par value                        485,008,984 Shares

                          The Williams Companies, Inc.
                                      Index

Part I.  Financial Information                                                                                Page
                                                                                                              ----
     Item 1.  Financial Statements

        Consolidated Statement of Income--Three and Six Months Ended June 30, 2001 and 2000                      2

        Consolidated Balance Sheet--June 30, 2001 and December 31, 2000                                          3

        Consolidated Statement of Cash Flows--Six Months Ended June 30, 2001 and 2000                            4

        Notes to Consolidated Financial Statements                                                               5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation              18

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         28

Part II.  Other Information                                                                                     29

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

        Exhibit 10.1  --Form of Limited Waiver and Second Amendment to Credit
                        Agreement dated as of July 25, 2000 with the financial institutions from time to time party thereto, The Chase
                        Manhattan Bank and Commerzbank AG, as Co-Syndication
                        Agents, Credit Lyonnais New York Branch, as
                        Documentation Agent, and Citibank, N.A., as Agent, which
                        Credit Agreement has been amended by a Waiver and First
                        Amendment to Credit Agreement dated as of January 31,
                        2001.

        Exhibit 12    --Computation of Ratio of Earnings to Fixed Charges

         Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss Williams' expected future results based on current and pending business operations. Williams makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s 2000 Form 8-K dated May 22, 2001.

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                                     Three months                    Six months
(Dollars in millions, except per-share amounts)                     ended June 30,                  ended June 30,
                                                             ----------------------------    ----------------------------
                                                                 2001            2000*           2001            2000*
                                                             ------------    ------------    ------------    ------------
Revenues:
   Gas Pipeline                                              $      415.5    $      492.0    $      884.1    $      973.3
   Energy Services                                                2,591.0         1,959.8         5,434.9         3,499.0
   Other                                                             20.6            17.0            39.1            33.3
   Intercompany eliminations                                       (206.5)         (119.1)         (449.5)         (256.6)
                                                             ------------    ------------    ------------    ------------
     Total revenues                                               2,820.6         2,349.7         5,908.6         4,249.0
                                                             ------------    ------------    ------------    ------------

Segment costs and expenses:
   Costs and operating expenses                                   1,977.5         1,489.4         4,018.9         2,799.4
   Selling, general and administrative expenses                     196.2           213.4           422.3           393.3
   Other  (income) expense-net                                      (89.0)           14.8           (77.8)           15.7
                                                             ------------    ------------    ------------    ------------
     Total segment costs and expenses                             2,084.7         1,717.6         4,363.4         3,208.4
                                                             ------------    ------------    ------------    ------------

General corporate expenses                                           27.0            23.7            56.4            47.1
                                                             ------------    ------------    ------------    ------------
Operating income:
   Gas Pipeline                                                     207.0           215.2           411.0           412.5
   Energy Services                                                  524.8           413.5         1,125.3           621.8
   Other                                                              4.1             3.4             8.9             6.3
   General corporate expenses                                       (27.0)          (23.7)          (56.4)          (47.1)
                                                             ------------    ------------    ------------    ------------
     Total operating income                                         708.9           608.4         1,488.8           993.5
Interest accrued                                                   (171.0)         (157.2)         (361.0)         (325.8)
Interest capitalized                                                 11.2            14.6            20.9            23.8
Investing income                                                     21.7            16.0            58.8            38.1
Minority interest in income and preferred returns
   of consolidated subsidiaries                                     (20.4)          (13.9)          (44.6)          (27.0)
Other income-net                                                      6.1             1.1            11.5             5.6
                                                             ------------    ------------    ------------    ------------
Income from continuing operations before income taxes               556.5           469.0         1,174.4           708.2
Provision for income taxes                                          217.0           182.6           456.6           282.9
                                                             ------------    ------------    ------------    ------------
Income from continuing operations                                   339.5           286.4           717.8           425.3

Income (loss) from discontinued operations                             --            65.4          (179.1)           26.2
                                                             ------------    ------------    ------------    ------------
Net income                                                   $      339.5    $      351.8    $      538.7    $      451.5
                                                             ============    ============    ============    ============
Basic earnings per common share:
   Income from continuing operations                         $        .70    $        .64    $       1.48    $        .96

   Income (loss) from discontinued operations                          --             .15            (.37)            .06
                                                             ------------    ------------    ------------    ------------
   Net income                                                $        .70    $        .79    $       1.11    $       1.02
                                                             ============    ============    ============    ============
   Average shares (thousands)                                     487,211         443,778         483,173         443,331

Diluted earnings per common share:
   Income from continuing operations                         $        .69    $        .63    $       1.47    $        .95
   Income (loss) from discontinued operations                          --             .15            (.37)            .06
                                                             ------------    ------------    ------------    ------------
   Net income                                                $        .69    $        .78    $       1.10    $       1.01
                                                             ============    ============    ============    ============
   Average shares (thousands)                                     491,698         448,617         487,527         448,361

Cash dividends per common share                              $        .15    $        .15    $        .30    $        .30


*Certain amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.


                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

(Dollars in millions, except per-share amounts)                                               June 30,     December 31,
                                                                                                2001           2000
                                                                                             -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $   1,014.6    $     996.8
   Accounts and notes receivable less allowance of  $23.4 ($9.8 in 2000)                         3,855.6        3,357.3
   Inventories                                                                                     751.3          848.4
   Energy trading assets                                                                         4,914.9        7,879.8
   Deferred income taxes                                                                            26.6           64.9
   Margin deposits                                                                                 217.5          730.9
   Other                                                                                           462.5          319.3
                                                                                             -----------    -----------
        Total current assets                                                                    11,243.0       14,197.4

Net assets of discontinued operations                                                                 --        2,290.2
Investments                                                                                      2,769.6        1,368.6

Property, plant and equipment, at cost                                                          19,684.7       19,028.8
Less accumulated depreciation and depletion                                                     (4,871.5)      (4,589.5)
                                                                                             -----------    -----------
                                                                                                14,813.2       14,439.3

Energy trading assets                                                                            3,810.4        1,831.1
Other assets and deferred charges                                                                  989.5          789.0
                                                                                             -----------    -----------
        Total assets                                                                         $  33,625.7    $  34,915.6
                                                                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                             $   1,515.0    $   2,036.7
   Accounts payable                                                                              3,714.1        3,088.0
   Accrued liabilities                                                                           1,640.8        1,560.4
   Energy trading liabilities                                                                    4,513.8        7,597.3
   Long-term debt due within one year                                                            1,623.2        1,634.1
                                                                                             -----------    -----------
        Total current liabilities                                                               13,006.9       15,916.5

Long-term debt                                                                                   6,983.2        6,830.5
Deferred income taxes                                                                            3,101.3        2,863.9
Energy trading liabilities                                                                       2,606.3        1,302.8
Other liabilities and deferred income                                                              952.0          944.0
Contingent liabilities and commitments (Note 11)
Minority and preferred interests in consolidated subsidiaries                                    1,074.4          976.0
Williams obligated mandatorily redeemable preferred securities of
   Trust holding only Williams indentures                                                             --          189.9
Stockholders' equity:
   Preferred stock, $1 per share par value, 30 million shares authorized                              --             --
   Common stock, $1 per share par value, 960 million shares authorized, 488.1 million
     issued in 2001, 447.9 million issued in 2000                                                  488.1          447.9
   Capital in excess of par value                                                                3,674.0        2,473.9
   Retained earnings                                                                             1,635.2        3,065.7
   Accumulated other comprehensive income                                                          210.5           28.2
   Other                                                                                           (66.5)         (81.2)
                                                                                             -----------    -----------
                                                                                                 5,941.3        5,934.5
   Less treasury stock (at cost), 3.4 million shares of common stock in 2001
     and 3.6 million in 2000                                                                       (39.7)         (42.5)
                                                                                             -----------    -----------
        Total stockholders' equity                                                               5,901.6        5,892.0
                                                                                             -----------    -----------
        Total liabilities and stockholders' equity                                           $  33,625.7    $  34,915.6
                                                                                             ===========    ===========



                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


(Millions)                                                                            Six months ended June 30,
                                                                                     ---------------------------
                                                                                        2001             2000*
                                                                                     ----------       ----------
OPERATING ACTIVITIES:
   Income from continuing operations                                                 $    717.8       $    425.3
   Adjustments to reconcile to cash provided by operations:
      Depreciation, depletion and amortization                                            358.1            313.9
      Provision for deferred income taxes                                                 221.2            170.2
      Provision for loss on property and other assets                                      25.1              4.2
      Gain on dispositions of assets                                                     (101.5)           (16.3)
      Minority interest in income and preferred returns of
         consolidated subsidiaries                                                         44.6             27.0
      Tax benefit of stock-based awards                                                    21.4             13.2
      Cash provided (used) by changes in assets and liabilities:
         Accounts and notes receivable                                                   (553.5)          (315.5)
         Inventories                                                                       97.2           (180.7)
         Margin deposits                                                                  513.4            (38.6)
         Other current assets                                                            (104.8)           (95.4)
         Accounts payable                                                                 561.1            402.5
         Accrued liabilities                                                              (46.5)           (59.9)
      Changes in current energy trading assets and liabilities                           (118.7)          (263.6)
      Changes in non-current energy trading assets and liabilities                       (675.8)          (195.6)
      Other, including changes in non-current assets and liabilities                       64.3             59.7
                                                                                     ----------       ----------

         Net cash provided by operating activities                                      1,023.4            250.4
                                                                                     ----------       ----------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                          1,430.0            314.0
   Payments of notes payable                                                           (2,751.0)          (445.1)
   Proceeds from long-term debt                                                         1,695.6            900.0
   Payments of long-term debt                                                            (731.7)          (553.2)
   Proceeds from issuance of common stock                                               1,380.8             34.2
   Dividends paid                                                                        (145.3)          (132.6)
   Proceeds from sale of limited partner units of consolidated partnership                 92.5               --
   Payment of Williams obligated mandatorily redeemable preferred
      securities of Trust holding only Williams indentures                               (194.0)              --
   Other--net                                                                             (50.4)             (.6)
                                                                                     ----------       ----------

         Net cash provided by financing activities                                        726.5            116.7
                                                                                     ----------       ----------
INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                               (750.3)          (673.0)
      Proceeds from dispositions                                                           21.2             20.4
      Changes in accounts payable and accrued liabilities                                  27.1            (14.2)
   Purchase of investment in Barrett Resources                                         (1,241.4)              --
   Acquisition of business, net of cash acquired                                             --           (147.7)
   Purchases of investments/advances to affiliates                                       (232.0)           (90.9)
   Proceeds from disposition of investments and other assets                              391.4               .9
   Other--net                                                                              32.2             15.4
                                                                                     ----------       ----------
         Net cash used by investing activities                                         (1,751.8)          (889.1)
                                                                                     ----------       ----------
DISCONTINUED OPERATIONS:
   Net cash provided (used) by operating activities                                         7.6           (112.7)
   Net cash provided by financing activities                                            1,343.4              1.4
   Net cash used by investing activities                                               (1,448.7)           (28.5)
   Cash of discontinued operations at spinoff                                             (96.5)              --
                                                                                     ----------       ----------
         Net cash used by discontinued operations                                        (194.2)          (139.8)
                                                                                     ----------       ----------
Decrease in cash and cash equivalents                                                    (196.1)          (661.8)
Cash and cash equivalents at beginning of period**                                      1,210.7          1,081.6
                                                                                     ----------       ----------
Cash and cash equivalents at end of period**                                         $  1,014.6       $    419.8
                                                                                     ==========       ==========


* Amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

** Includes cash and cash equivalents of discontinued operations of $213.9 million, $483.9 million and $287.7 million at December 31, 2000 and 1999 and June 30, 2000, respectively.



                             See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. General

         The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Current Report on Form 8-K dated May 22, 2001. The accompanying financial statements have not been audited by independent auditors, but include all normal recurring adjustments and others, which, in the opinion of Williams' management, are necessary to present fairly its financial position at June 30, 2001, its results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

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

2. Basis of presentation

         As a result of the April 23, 2001, tax-free spinoff of Williams Communications Group, Inc. (WCG), WCG has been accounted for as discontinued operations and, accordingly, the accompanying consolidated financial statements and notes have been restated to reflect the results of operations, net assets and cash flows of WCG as discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to the continuing operations of Williams (see Note 6).

         During first-quarter 2001, Williams Energy Partners L.P. (WEP) completed an initial public offering. WEP, including Williams' general partnership interest, is now reported as a separate segment within Energy Services and consists primarily of certain terminals and an ammonia pipeline previously reported within Petroleum Services and Midstream Gas & Liquids, respectively. Also during first-quarter 2001, management of international activities, previously reported in Other, was transferred and the international activities are now reported as a separate segment under Energy Services. Prior year segment information has been reclassified to conform to this presentation.

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

3. Asset sales, impairments and other accruals

         Included in other (income) expense-net within segment costs and expenses and Petroleum Services' segment profit for the three and six months ended June 30, 2001, is a pre-tax gain of $72.1 million from the sale of certain convenience stores.

         Included in other (income) expense-net within segment costs and expenses and Gas Pipeline's segment profit for the three and six months ended June 30, 2001, is a pre-tax gain of $27.5 million for the sale of Williams' limited partnership interest in Northern Border Partners, L.P. Williams retained a general partnership interest.

         Included in other (income) expense-net within segment costs and expenses and Energy Marketing & Trading's segment profit for the three and six months ended June 30, 2000, is a $25.9 million guarantee loss accrual. The accrual results from the decision to discontinue mezzanine lending services and represents the estimated liability associated with guarantees of third-party lending activities.

4. Barrett acquisition


         Through a series of transactions, Williams acquired all of the outstanding stock of Barrett Resources Corporation, an independent natural gas and oil exploration and production company with producing properties located principally in the Rocky Mountain and Mid-Continent regions of the United States. On June 11, 2001, Williams acquired 50 percent of Barrett Resources' outstanding common stock in a cash tender offer of $73 per share for a total of approximately $1.2 billion. Williams acquired the remaining 50 percent of Barrett's outstanding common stock on August 2, 2001, through a merger by exchanging each remaining share of Barrett common stock for 1.767 shares of Williams common stock for a total of approximately 30 million shares of Williams common stock.

         At June 30, 2001, Williams' 50 percent ownership in Barrett is recorded as an equity method investment and is included in investments in Williams' Consolidated Balance Sheet. Williams' 50 percent share of Barrett's results of operations beginning June 11, 2001, as well as amortization of Williams' investment that is in excess of Williams' underlying equity in Barrett's net assets, is included in equity earnings within Exploration & Production's revenues and segment profit in Williams' Consolidated Statement of Income.

         Subsequent to the August 2, 2001 acquisition of the remaining 50 percent of Barrett's common stock, Williams' acquisition of Barrett will be accounted for as a purchase business combination.

5. Provision for income taxes


         The provision (benefit) for income taxes includes:

                           Three months ended        Six months ended
(Millions)                        June 30,                 June 30,
                           -------------------      ------------------
                            2001        2000         2001         2000
                           -------     -------      -------     -------
Current:
  Federal                  $ 104.7     $  20.2      $ 194.0     $  95.1
  State                       20.8         5.0         35.1        18.5
  Foreign                       --        (4.2)         6.3         (.9)
                           -------     -------      -------     -------
                             125.5        21.0        235.4       112.7

Deferred:
  Federal                     84.4       155.3        203.1       141.1
  State                        4.2        17.7         15.9        41.7
  Foreign                      2.9       (11.4)         2.2       (12.6)
                           -------     -------      -------     -------
                              91.5       161.6        221.2       170.2
                           -------     -------      -------     -------

Total provision             $217.0      $182.6      $ 456.6     $ 282.9
                           =======     =======      =======     =======


         The effective income tax rate for the three and six months ended June 30, 2001 and 2000, is greater than the federal statutory rate due primarily to the effect of state income taxes.

6. Discontinued operations


         On March 30, 2001, Williams' board of directors approved a tax-free spinoff of WCG to Williams' shareholders. Williams distributed 398.5 million shares, or approximately 95 percent of the WCG common stock held by Williams, to holders of record on April 9 of Williams common stock. Distribution of .822399 of a share of WCG common stock for each share of Williams common stock occurred on April 23, 2001. The distribution was recorded as a dividend and resulted in a decrease to stockholders' equity of approximately $1.8 billion, which included an increase to accumulated other comprehensive income of approximately $21.3 million. The WCG shares retained by Williams are included in investments in the Consolidated Balance Sheet and had a carrying value of approximately $96 million and an estimated fair value of $63 million at June 30, 2001. Additionally, receivables include amounts due from WCG of approximately $109 million at June 30, 2001. Williams has extended the payment term of up to $100 million of the outstanding balance which was due March 31, 2001 to March 15, 2002.

         Williams is providing indirect credit support for $1.4 billion of WCG's structured notes through a commitment to issue Williams' equity in the event of WCG's default, or to the extent proceeds from WCG's refinancing or remarketing of certain structured notes prior to March 2004 produces proceeds of less than $1.4 billion. The ability of WCG to make payments on the notes is dependent on its ability to raise additional capital and its subsidiaries' ability to dividend cash to WCG. WCG however, is obligated to reimburse Williams for any payment Williams is required to make in connection with these notes. Williams is also considering the purchase from WCG of its headquarters building currently under construction, and would enter into a long-term lease arrangement with WCG being the sole occupant of the building.

         Williams has received an initial private letter ruling from the Internal Revenue Service (IRS) stating that the distribution of WCG common stock would be tax-free to Williams and its stockholders. Although private letter rulings are generally binding on the IRS, Williams will not be able to rely on this ruling if any of the factual representations or assumptions that were made to obtain the ruling are, or become, incorrect or untrue in any material respect. However, Williams is not aware of any facts or circumstances that would cause any of the representations or assumptions to be incorrect or untrue in any material respect. The distribution could also become taxable to Williams, but not Williams shareholders, under the Internal Revenue Code (IRC) in the event that Williams' or WCG's business combinations were deemed to be part of a plan contemplated at the time of distribution and would constitute a total cumulative change of more than 50 percent of the equity interest in either company.

         Williams, with respect to shares of WCG's common stock that Williams retained, has committed to the IRS to dispose of all of the WCG common stock that it retains as soon as market conditions allow, but in any event not longer than five years after the spinoff. As part of a separation agreement, and subject to an additional favorable ruling by the IRS that such a limitation is not inconsistent with any ruling issued to Williams regarding the tax-free treatment of the spinoff, Williams has agreed not to dispose of the retained WCG shares for three years from the date of distribution and must notify WCG of an intent to dispose of such shares.

         Summarized results of discontinued operations are as follows:

                                                                        Six
                                            Period       Three         months
                                            ending    months ended     ended
(Millions)                                 April 23,    June 30,      June 30,
                                             2001         2000         2000
                                           ---------    ---------    ---------
Revenues                                   $   329.5    $   175.3    $   335.6
Income (loss) from operations:
  Income (loss) before income
     taxes                                    (271.3)       120.1         76.4
  (Provision) benefit for
     income taxes                               92.2        (54.7)       (28.6)
  Cumulative effect of
     change in accounting
     principle                                    --           --        (21.6)
                                           ---------    ---------    ---------
      Total income (loss)
         from discontinued
        operations                         $  (179.1)   $    65.4    $    26.2
                                           =========    =========    =========

7. Earnings per share


         Basic and diluted earnings per common share are computed as follows:


(Dollars in millions, except                     Three                        Six
per-share amounts; shares                     months ended                 months ended
in thousands)                                   June 30,                      June 30,
                                      ---------------------------   ---------------------------
                                          2001           2000          2001            2000
                                      ------------   ------------   ------------   ------------
Income from continuing
   operations for basic
   and diluted earnings
   per share                          $      339.5   $      286.4   $      717.8   $      425.3
                                      ============   ============   ============   ============
Basic weighted-average
   shares                                  487,211        443,778        483,173        443,331

Effect of dilutive securities:
   Stock options                             4,487          4,839          4,354          5,030
                                      ------------   ------------   ------------   ------------
Diluted weighted-average
   shares                                  491,698        448,617        487,527        448,361
                                      ============   ============   ============   ============
Earnings per common share
   from continuing
   operations:
      Basic                           $        .70   $        .64   $       1.48   $        .96
      Diluted                         $        .69   $        .63   $       1.47   $        .95
                                      ============   ============   ============   ============



8. Inventories


                                                  June 30,       December 31,
(Millions)                                          2001             2000
                                                -------------   -------------
Raw materials:
   Crude oil                                    $       103.9   $        70.0
   Other                                                  1.4             1.6
                                                -------------   -------------
                                                        105.3            71.6


Finished goods:
   Refined products                                     217.7           269.6
   Natural gas liquids                                  100.6           200.2
   General merchandise                                    7.2            12.5
                                                -------------   -------------
                                                        325.5           482.3


Materials and supplies                                  127.2           122.9
Natural gas in underground storage                      191.8           169.0
Other                                                     1.5             2.6
                                                -------------   -------------
                                                $       751.3   $       848.4
                                                =============   =============



9. Debt and banking arrangements

Notes payable

         Williams has a $1.7 billion commercial paper program backed by a short-term bank-credit facility. At June 30, 2001, $35 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions. Subsequent to June 30, 2001, the commercial paper program and related short-term bank-credit facility were increased to $2.2 billion.

         In June 2001, Williams entered into a $200 million short-term debt obligation expiring June 2002. The interest rate varies with current market conditions and was 4.6 percent at June 30, 2001.

         In connection with the cash portion of the Barrett acquisition, Williams entered into a $1.5 billion short-term credit agreement expiring November 2001 (Note 4). At June 30, 2001, $1.2 billion was borrowed under this agreement. The interest rate varies with current market conditions and was 4.9 percent at June 30, 2001. Williams expects to replace this credit agreement with long-term financing before the end of 2001.

Debt


                                       Weighted-
                                        average
                                        interest        June 30,    December 31,
(Millions)                                rate*           2001          2000
                                        ----------     ----------    ----------
Revolving credit loans                         5.0%    $     29.6    $    350.0
Debentures, 6.25% -10.25%,
   payable 2003 - 2031 (1)                     7.1        1,759.3       1,103.5
Notes, 5.1% - 9.45%,
   payable through 2031 (2)                    7.1        5,395.2       4,856.8
Notes, adjustable rate,
   payable through 2004                        4.9        1,355.9       2,080.4
Other, payable through 2009                    6.6           66.4          73.9
                                        ----------     ----------    ----------
                                                          8,606.4       8,464.6
Current portion of long-term debt                        (1,623.2)     (1,634.1)
                                                       ----------    ----------
                                                       $  6,983.2    $  6,830.5
                                                       ==========    ==========


*   At June 30, 2001, including the effects of interest-rate swaps.

(1) $200 million, 7.08% debentures, payable 2026, are subject to redemption at par at the option of the debtholder in 2001. $192.5 million was redeemed in July 2001.

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

         In June 2001, Williams issued $480 million of 7.75 percent notes due 2031.



10. Derivative instruments and hedging activities



         On January 1, 2001, Williams adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

         This standard requires that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings, along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings.

         At adoption, Williams recorded a cumulative effect of an accounting change associated with the adoption of SFAS No. 133 to record all derivatives at fair value. The cumulative effect of the accounting change was not material to net income, but resulted in a $95 million reduction of other comprehensive income (net of income tax benefits of $59 million) related to derivatives which hedge the variable cash flows of certain forecasted commodity transactions. Of the transition adjustment recorded in other comprehensive income at January 1, 2001, net losses of approximately $90 million (net of income tax benefits of $56 million) will be reclassified into earnings during 2001 (including approximately $17 million and $66 million of net after-tax losses reclassified for the three and six months ended June 30, 2001, respectively) offsetting net gains expected to be realized in earnings from favorable market movements associated with the underlying transactions being hedged.

11. Contingent liabilities and commitments


Rate and regulatory matters and related litigation

         Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $50 million for potential refund as of June 30, 2001.

         In 1997, the Federal Energy Regulatory Commission (FERC) issued orders addressing, among other things, the authorized rates of return for three of Williams' interstate natural gas pipeline subsidiaries. All of the orders involve rate cases that became effective between 1993 and 1995 and, in each instance, these cases were superseded by more recently filed rate cases. In the three orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. However, the long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Each of the three pipeline subsidiaries challenged its respective FERC order in an effort to have the FERC change its rate-of-return methodology with respect to these and other rate cases. On January 30, 1998, the FERC convened a public conference to consider, on an industry-wide basis, issues with respect to pipeline rates of return. In July 1998, the FERC issued orders in two of the three pipeline subsidiary rate cases, again modifying its rate-of-return methodology by adopting a formula that gives less weight to the long-term growth component. Certain parties appealed the FERC's action, because the most recent formula modification results in somewhat higher rates of return compared to the rates of return calculated under the FERC's prior formula. The appeals have been denied. Similarly, in July, 2001, the Court of Appeals denied a petition for review, attaching the application of the weighting of the growth factors to a still pending rate proceeding involving a Williams interstate pipeline. In June and July 1999, the FERC applied the new methodology in the third pipeline subsidiary rate case, as well as in a fourth case involving the same pipeline subsidiary. In March 2000, the FERC applied the new methodology in a fifth case involving a Williams interstate pipeline subsidiary, and certain parties sought rehearing before the FERC in this proceeding. In January 2001, the FERC denied the rehearing requests in this proceeding.

         As a result of FERC Order 636 decisions in prior years, each of the natural gas pipeline subsidiaries has undertaken the reformation or termination of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

         Williams Energy Marketing & Trading subsidiaries are engaged in power marketing in various geographic areas, including in California. Prices charged for power by Williams and other traders and generators in California and other western states have been challenged in various proceedings including those before the FERC. In December 2000, the FERC issued an order which provided that, for the period between October 2, 2000 and December 31, 2002, it may order refunds from Williams and other similarly situated companies if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. Beginning on March 9, 2001, the FERC issued a series of orders directing Williams and other similarly situated companies to provide refunds for any prices charged in excess of FERC established proxy prices in January, February, March, April and May 2001, or to provide justification for the prices charged during those months. According to the FERC, Williams' total potential refund liability for January through May 2001 is approximately $30 million. Williams has filed justification for its prices with the FERC and calculated its refund liability under the methodology used by the FERC to compute refund amounts at approximately $11 million. However, in its FERC filings, Williams continues its objections to refunds in any amount.

         Certain entities have also asked the FERC to revoke Williams' authority to sell power from California-based generating units at market-based rates to limit Williams to cost-based rates for future sales from such units and to order refunds of excessive rates, with interest, back to May 1, 2000, and possibly earlier. Although Williams believes these requests are ill-founded and will be rejected by the FERC, there can be no assurance of such action.

         In an order issued June 19, 2001, the FERC has implemented a revised price mitigation and market monitoring plan for wholesale power sales by all suppliers of electricity, including Williams, in spot markets for a region that includes California and ten other western states (the "Western Systems Coordinating Council," or "WSCC"). In general, the plan, which will be in effect from June 20, 2001 through September 30, 2002, establishes a market clearing price for spot sales in all hours of the day that is based on the bid of the highest-cost gas-fired California generating unit that is needed to serve the California Independent System Operator's load. When generation operating reserves fall below 7 percent in California (a "reserve deficiency period"), absent cost based justification for a higher price, the maximum price that Williams may charge for wholesale spot sales in the WSCC is the market clearing price. When generation operating reserves rise to 7 percent or above in California, absent cost based justification for a higher price, Williams' maximum price will be limited to 85 percent of the highest hourly price that was in effect during the most recent reserve deficiency period. The June 19 order also implemented multiparty settlement talks regarding refunds for past periods that concluded without resolution of the issues. Absent settlement, the presiding administrative law judge issued a report to the Commission that, with some variations, recommends applying the methodology of the June 19 order to determine refunds for prior periods.

         On July 25, 2001, the Commission issued an order adopting, to a significant extent, the Judge's recommendation and establishing an expedited hearing to establish the facts necessary to determine refunds under the approved methodology. Refunds under this order will cover the period of October 2, 2000 through June 20, 2001. They will be paid as offsets against outstanding bills and are inclusive of any amounts previously noticed for refund for that period.

         On March 14, 2001, the FERC issued a Show Cause Order directing Williams Energy Marketing & Trading Company and AES Southland, Inc. to show cause why they should not be found to have engaged in violations of the Federal Power Act and various agreements, and they were directed to make refunds in the aggregate of approximately $10.8 million, and have certain conditions placed on Williams' market-based rate authority for sales from specific generating facilities in California for a limited period. On April 30, 2001, the FERC issued an Order approving a settlement of this proceeding. The Settlement terminated the proceeding without making any findings of wrongdoing by Williams. Pursuant to the Settlement, Williams agreed to refund $8 million to the California Independent System Operator by crediting such amount against outstanding invoices. Williams also agreed to prospective conditions on its authority to make bulk power sales at market-based rates for certain limited facilities under which it has call rights for a one-year period. Williams also has been informed that the facts underlying this proceeding are also under investigation by a California Grand Jury.

Environmental matters

         Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At June 30, 2001, these subsidiaries had accrued liabilities totaling approximately $35 million for these costs.

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

         Transcontinental Gas Pipe Line, Texas Gas and Williams Gas Pipelines Central (Central) have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency
(EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of June 30, 2001, Central had accrued a liability for approximately $10 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $35 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

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

         Williams Energy Services (WES) and its subsidiaries also accrue environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, WES owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At June 30, 2001, WES and its subsidiaries had accrued liabilities totaling approximately $40 million. WES accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At June 30, 2001, WES and its subsidiaries had accrued receivables totaling $3 million.

         Williams Field Services (WFS), a WES subsidiary, received a Notice of Violation (NOV) from the EPA in February 2000. WFS received a contemporaneous letter from the DOJ indicating that the DOJ will also be involved in the matter. The NOV alleged violations of the Clean Air Act at a gas processing plant. WFS, the EPA and the DOJ agreed to settle this matter for a penalty of $850,000. In the course of investigating this matter, WFS discovered a similar potential violation at the plant and disclosed it to the EPA and the DOJ. The EPA is currently evaluating the violation and is expected to propose a monetary penalty.

         In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At June 30, 2001, Williams had approximately $11 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

Other legal matters

         In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. In addition, through June 30, 2001, post judgement interest was approximately $9.0 million. Transcontinental Gas Pipe Line's appeals have been denied by the Texas Court of Appeals for the First District of Texas, and on April 2, 2001, the company filed an appeal to the Texas Supreme Court which is pending. In the other case, a producer has asserted damages, including interest calculated through June 30, 2001, of $9.2 million. In August 2000, a producer asserted a claim for approximately $6.7 million against Transcontinental Gas Pipe Line. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

         On June 8, 2001, 14 Williams entities were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. The Williams entities will join other defendants in filing at least two dispositive motions, along with contesting class certification in the next several months.

         In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Williams Gas Pipelines Central, Kern River Gas Transmission, Northwest Pipeline, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, Texas Gas, Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints filed by various defendants, including Williams, were denied on May 18, 2001.

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

         In November 2000, class actions were filed in San Diego, California Superior Court by Pamela Gordon and Ruth Hendricks on behalf of San Diego rate payers against California power generators and traders including Williams Energy Services Company and Williams Energy Marketing & Trading Company, subsidiaries of Williams. Three municipal water districts also filed a similar action on their own behalf. Other class actions have been filed on behalf of the people of California and on behalf of commercial restaurants in San Francisco Superior Court. These lawsuits result from the increase in wholesale power prices in California that began in the summer of 2000. Williams is also a defendant in other litigation arising out of California energy issues. The suits claim that the defendants acted to manipulate prices in violation of the California antitrust and unfair business practices statutes and other state and federal laws. Plaintiffs are seeking injunctive relief as well as restitution, disgorgement, appointment of a receiver, and damages, including treble damages. The defendants removed these cases to federal district courts. The multi-district litigation panel consolidated the cases in the Southern District of California before Judge Whaley. Judge Whaley subsequently ruled in favor of the plaintiffs in their petitions to remand and the cases are now pending in San Diego and San Francisco Superior Courts.

         On May 2, 2001, the Lieutenant Governor of the State of California and Assemblywoman Barbara Matthews, acting in their individual capacities as members of the general public, filed suit against five companies including Williams Energy Marketing & Trading and fourteen executive officers, including Keith Bailey, Chairman and CEO of Williams, Steve Malcolm, President and CEO of Williams Energy Services and an Executive Vice President of Williams, and Bill Hobbs, Senior Vice President of Williams Energy Marketing & Trading, in Los Angeles Superior State Court alleging State Antitrust and Fraudulent and Unfair Business Act Violations and seeking injunctive and declaratory relief, civil fines, treble damages and other relief, all in an unspecified amount. Neither Williams Energy Marketing & Trading nor the named individuals has been served. This case has been consolidated with the class actions.

         On May 17, 2001, the Department of Justice advised Williams that it had commenced an antitrust investigation relating to an agreement between a subsidiary of Williams and AES Southland alleging that the agreement limits the expansion of electric generating capacity at or near the AES Southland plants that are subject to a long-term tolling agreement between Williams and AES. In connection with that investigation, the Department of Justice issued a Civil Investigative Demand to Williams requesting answers to certain interrogatories and the production of documents. Williams is cooperating with the investigation.

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

Commitments

         Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are either currently in operation or are to be constructed at various locations throughout the continental United States. At June 30, 2001, annual estimated committed payments under these contracts range from approximately $20 million to $424 million, resulting in total committed payments over the next 21 years of approximately $7 billion.

12. Williams obligated mandatorily redeemable preferred securities


         On April 6, 2001, an affiliate of Ferrellgas Partners, L.P. (Ferrellgas) purchased the Ferrellgas Partners L.P. senior common units from Williams for $199.1 million. Williams recognized no gain or loss associated with this transaction as the purchase price of the units sold approximated their carrying value. The proceeds of this sale were used primarily to redeem the Williams obligated mandatorily redeemable preferred securities of Trust holding only Williams indentures.


13. Equity offering

         In January 2001, Williams issued approximately 38 million shares of common stock in a public offering at $36.125 per share. The impact of this issuance resulted in increases of approximately $38 million to common stock and $1.3 billion to capital in excess of par value.


14. Comprehensive income


   Comprehensive income is as follows:


                                                      Three                       Six
                                                   months ended               months ended
(Millions)                                            June 30,                  June 30,
                                                ----------------------    ----------------------
                                                  2001         2000         2001         2000
                                                ---------    ---------    ---------    ---------
Net income                                      $   339.5    $   351.8    $   538.7    $   451.5

Other comprehensive income (loss):
  Unrealized gains (losses)
     on securities                                   33.5        222.9        (53.2)       363.5
   Realized gains on securities
      in net income                                   (.1)      (251.3)       (20.7)      (282.8)
   Cumulative effect of a
     change in accounting for
     derivative instruments                            --           --       (153.4)          --
   Unrealized gains on derivative
     instruments                                    442.4           --        457.1           --
   Net reclassification into
     earnings of derivative
     instrument losses                               36.5           --         45.7           --
   Foreign currency
     translation adjustments                          7.4        (10.4)       (24.4)       (15.5)
                                                ---------    ---------    ---------    ---------
   Other comprehensive
     income (loss) before taxes
     and minority interest                          519.7        (38.8)       251.1         65.2
   Income tax benefit (provision)
     on other comprehensive
     income (loss)                                 (191.4)        11.2       (100.1)       (31.2)
   Minority interest in other
     comprehensive income
      (loss)                                         (2.5)         6.1         10.0         (2.9)
                                                ---------    ---------    ---------    ---------
Other comprehensive income
     (loss)                                         325.8        (21.5)       161.0         31.1
                                                ---------    ---------    ---------    ---------
Comprehensive income                            $   665.3    $   330.3    $   699.7    $   482.6
                                                =========    =========    =========    =========


         Components of other comprehensive income (loss) before minority interest and taxes related to discontinued operations are as follows:


                                                   Three                    Six
                                                months ended             months ended
(Millions)                                         June 30,                June 30,
                                           ----------------------    ----------------------
                                             2001         2000         2001         2000
                                           ---------    ---------    ---------    ---------
Unrealized gains (losses) on               $    34.5    $   199.3    $   (56.2)   $   339.9
  securities

Realized gains on securities in                  (.1)      (251.3)       (20.7)      (282.8)
  net income

Foreign currency translation
  adjustments                                   (2.7)        (9.6)       (22.1)       (14.9)
                                           ---------    ---------    ---------    ---------
Other comprehensive income
  (loss) before minority interest
  and taxes related to discontinued
  operations                               $    31.7    $   (61.6)   $   (99.0)   $    42.2
                                           =========    =========    =========    =========

15. Segment disclosures


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

         The following table reflects the reconciliation of operating income as reported in the Consolidated Statement of Income to segment profit (loss), per the tables on pages 15 and 16:


                             Three months ended          Six months ended
(Millions)                         June 30,                  June 30,
                            ----------------------    -----------------------
                              2001         2000         2001           2000
                            ---------    ---------    ---------     ---------
Segment profit:
  Gas Pipeline              $   207.0    $   215.2    $   411.0     $   412.5
  Energy Services               524.8        413.5      1,125.3         621.8
  Other                           4.1          3.4          8.9           6.3
                            ---------    ---------    ---------     ---------
  Total                         735.9        632.1      1,545.2       1,040.6
                            ---------    ---------    ---------     ---------
General corporate
  expenses                      (27.0)       (23.7)       (56.4)        (47.1)
                            ---------    ---------    ---------     ---------
Operating income            $   708.9    $   608.4    $ 1,488.8      $  993.5
                            =========    =========    =========     =========

15. Segment disclosures (continued)


                                                                         Revenues
                                                 --------------------------------------------------------   -------------
                                                  External        Inter-     Equity Earnings                   Segment
(Millions)                                        Customers      segment        (Losses)        Total       Profit (Loss)
                                                 -----------   -----------   ---------------  -----------   -------------
FOR THE THREE MONTHS ENDED JUNE 30, 2001

GAS PIPELINE                                     $     394.7   $      10.7     $      10.1    $     415.5    $     207.0
ENERGY SERVICES
  Energy Marketing & Trading                           539.5        (135.8)*           (.9)         402.8          273.2
  Exploration & Production                              10.2          86.5             5.9          102.6           40.3
  International                                         27.9            --             4.0           31.9            3.5
  Midstream Gas & Liquids                              331.9         153.3            (5.4)         479.8           40.8
  Petroleum Services                                 1,474.0          78.0              .2        1,552.2          160.2
  Williams Energy Partners                              18.1           3.6              --           21.7            6.9
  Merger-related costs and
    non-compete amortization                              --            --              --             --            (.1)
                                                 -----------   -----------     -----------    -----------    -----------
  TOTAL ENERGY SERVICES                              2,401.6         185.6             3.8        2,591.0          524.8
                                                 -----------   -----------     -----------    -----------    -----------
OTHER                                                   10.8          10.2             (.4)          20.6            4.1
ELIMINATIONS                                              --        (206.5)             --         (206.5)            --
                                                 -----------   -----------     -----------    -----------    -----------
TOTAL                                            $   2,807.1   $        --     $      13.5    $   2,820.6    $     735.9
                                                 ===========   ===========     ===========    ===========    ===========

FOR THE THREE MONTHS ENDED JUNE 30, 2000

GAS PIPELINE                                     $     471.3   $      14.3     $       6.4    $     492.0    $     215.2
ENERGY SERVICES
  Energy Marketing & Trading                           611.7        (158.2)*            .1          453.6          272.6
  Exploration & Production                              16.5          55.2              --           71.7           10.0
  International                                         16.4            --              .1           16.5            1.7
  Midstream Gas & Liquids                              164.8         157.7             (.8)         321.7           71.1
  Petroleum Services                                 1,043.3          35.6             (.2)       1,078.7           57.0
  Williams Energy Partners                              12.7           4.9              --           17.6            2.6
  Merger-related costs and
    non-compete amortization                              --            --              --             --           (1.5)
                                                 -----------   -----------     -----------    -----------    -----------
  TOTAL ENERGY SERVICES                              1,865.4          95.2             (.8)       1,959.8          413.5
                                                 -----------   -----------     -----------    -----------    -----------
OTHER                                                    7.4           9.6              --           17.0            3.4
ELIMINATIONS                                              --        (119.1)             --         (119.1)            --
                                                 -----------   -----------     -----------    -----------    -----------
TOTAL                                            $   2,344.1   $        --     $       5.6    $   2,349.7    $     632.1
                                                 ===========   ===========     ===========    ===========    ===========


*Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

                                                              Revenues
                                        ------------------------------------------------------------
                                        External     Inter-   Equity Earnings             Segment
(Millions)                              Customers    segment     (Losses)      Total   Profit (Loss)
----------                              ---------   --------- -------------- --------- -------------
FOR THE SIX MONTHS ENDED JUNE 30, 2001
GAS PIPELINE                             $  848.5   $   17.4   $   18.2      $  884.1    $  411.0
ENERGY SERVICES
  Energy Marketing & Trading              1,360.7     (300.0)*      1.7       1,062.4       757.7
  Exploration & Production                   19.1      211.8        5.9         236.8        90.9
  International                              51.1         --       (1.1)         50.0        (5.0)
  Midstream Gas & Liquids                   770.0      320.5      (12.7)      1,077.8        78.6
  Petroleum Services                      2,793.6      172.2         .1       2,965.9       192.3
  Williams Energy Partners                   34.3        7.7         --          42.0        12.3
  Merger-related costs and
    non-compete amortization                   --         --         --            --        (1.5)
                                         --------   --------   --------      --------    --------
  TOTAL ENERGY SERVICES                   5,028.8      412.2       (6.1)      5,434.9     1,125.3
                                         --------   --------   --------      --------    --------
OTHER                                        19.6       19.9        (.4)         39.1         8.9
ELIMINATIONS                                   --     (449.5)        --        (449.5)         --
                                         --------   --------   --------      --------    --------
TOTAL                                    $5,896.9   $     --   $   11.7      $5,908.6    $1,545.2
                                         ========   ========   ========      ========    ========

FOR THE SIX MONTHS ENDED JUNE 30, 2000

GAS PIPELINE                             $  932.1   $   28.9   $   12.3      $  973.3    $  412.5
ENERGY SERVICES
  Energy Marketing & Trading                903.4     (293.5)*       .1         610.0       350.4
  Exploration & Production                   24.4      103.1         --         127.5        21.4
  International                              33.0         --         .5          33.5         5.0
  Midstream Gas & Liquids                   333.5      312.4         .2         646.1       153.6
  Petroleum Services                      1,969.6       77.2        (.2)      2,046.6        85.9
  Williams Energy Partners                   25.9        9.4         --          35.3         9.7
  Merger-related costs and
    non-compete amortization                   --         --         --            --        (4.2)
                                         --------   --------   --------      --------    --------
  TOTAL ENERGY SERVICES                   3,289.8      208.6         .6       3,499.0       621.8
                                         --------   --------   --------      --------    --------
OTHER                                        14.2       19.1         --          33.3         6.3
ELIMINATIONS                                   --     (256.6)        --        (256.6)         --
                                         --------   --------   --------      --------    --------
TOTAL                                    $4,236.1   $     --   $   12.9      $4,249.0    $1,040.6
                                         ========   ========   ========      ========    ========

                                                          TOTAL ASSETS
                                                 -------------------------------
(Millions)                                       June 30, 2001 December 31, 2000
----------                                       ------------- -----------------
GAS PIPELINE                                      $  8,985.4    $  8,956.2
ENERGY SERVICES
  Energy Marketing & Trading                        13,541.9      14,609.7
  Exploration & Production                           2,133.4         671.5
  International                                      2,263.3       2,214.4
  Midstream Gas & Liquids                            4,303.4       4,293.5
  Petroleum Services                                 2,912.2       2,666.5
  Williams Energy Partners                             404.3         349.8
                                                  ----------    ----------
  TOTAL ENERGY SERVICES                             25,558.5      24,805.4
                                                  ----------    ----------
OTHER                                                5,830.3       7,019.9
ELIMINATIONS                                        (6,748.5)     (8,156.1)
                                                  ----------    ----------
                                                    33,625.7      32,625.4
NET ASSETS OF DISCONTINUED OPERATIONS                     --       2,290.2
                                                  ----------    ----------
TOTAL                                             $ 33,625.7    $ 34,915.6
                                                  ==========    ==========

*Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

16.  Recent accounting standards

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this Statement, intangible assets with indefinite useful lives and goodwill will no longer be amortized, but will be tested annually for impairment. The Statement becomes effective for all fiscal years beginning after December 15, 2001. The effect of these standards on Williams' results of operations and financial position is being evaluated.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

    In March 2001, the board of directors of Williams approved a tax-free spinoff of Williams' communications business, Williams Communications Group, Inc. (WCG), to Williams' shareholders. On April 23, 2001, Williams distributed
398.5 million shares, or approximately 95 percent of the WCG common stock held by Williams, to holders of record of Williams common stock. As a result, the consolidated financial statements have been restated to present WCG as discontinued operations (see Note 6 of Notes to Consolidated Financial Statements). Unless otherwise indicated, the following discussion and analysis of results of operations, financial condition and liquidity relates to the continuing operations of Williams and should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

SECOND QUARTER 2001 VS. SECOND QUARTER 2000

    Williams' revenues increased $470.9 million, or 20 percent, due primarily to higher petroleum products and natural gas sales prices and volumes, revenues from Canadian operations acquired in fourth-quarter 2000 and the $163 million impact of reporting certain revenues net of the related costs in 2000 related to sales activity surrounding certain terminals. These revenues are reported "gross" subsequent to the transfer of management over the sales activity from Energy Marketing & Trading to Petroleum Services effective February 2001 (see
Note 2). Partially offsetting these increases was the effect of a $64 million reduction of Gas Pipeline's rate refund liabilities in 2000.

    Segment costs and expenses increased $367.1 million, or 21 percent, due primarily to higher costs related to increased petroleum products average per unit costs and higher related volumes, costs associated with Canadian operations acquired in fourth-quarter 2000 and the impact of reporting certain sales activity costs net with related revenues in 2000.

    Operating income increased $100.5 million, or 17 percent, due primarily to the $72.1 million pre-tax gain on the sale of the convenience stores in May 2001, higher margins at refining and marketing operations, higher realized average natural gas sales prices from production and marketing activities, $27.5 million gain on sale of limited partnership interests at Gas Pipeline and the $25.9 million effect in 2000 of the guarantee loss accrual at Energy Marketing & Trading. These increases were partially offset by the $64 million effect in 2000 of rate refund liability reductions, lower per unit natural gas liquids margins and volumes and a $10.9 million impairment charge at Midstream Gas & Liquids.

    Income from continuing operations before income taxes increased $87.5 million from $469.0 million in 2000 to $556.5 million in 2001, due primarily to $100.5 million higher operating income. Partially offsetting the higher operating income is $17.2 million higher net interest expense reflecting increased debt in support of continued expansion and new projects.

GAS PIPELINES

    GAS PIPELINE'S revenues decreased $76.5 million, or 16 percent, due primarily to the effect of a $64 million reduction of rate refund liabilities in 2000 following the settlement of prior rate proceedings and $21 million lower gas exchange imbalance settlements (offset in costs and operating expenses). Partially offsetting these decreases were $4 million higher revenues from a liquefied natural gas storage facility acquired in June 2000 and $4 million higher equity investment earnings from pipeline joint venture projects.

    Costs and expenses decreased $37.9 million, or 17 percent, due primarily to the $21 million lower gas exchange imbalance settlements and $15 million resulting from the FERC's approval for recovery from customers of fuel costs incurred in prior periods by Transco.

    Other (income) expense-net for the three months ended June 30, 2001, within segment costs and expenses includes a $27.5 million pre-tax gain from the sale of Williams' limited partnership interest in Northern Border Partners, L.P.

    Segment profit decreased $8.2 million, or 4 percent, due primarily to the lower revenues discussed previously, partially offset by the lower segment costs and expenses and the $27.5 million pre-tax gain.

    Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences lower segment profits in the second and the third quarters as compared with the first and fourth quarters.

ENERGY SERVICES

    ENERGY MARKETING & TRADING'S revenues decreased $50.8 million, or 11 percent, due to a $26 million decrease in trading revenues and a $25 million decrease in non-trading revenues. The $26 million decrease in trading revenues is due primarily to $25 million lower gas and electric power services margins and $11 million lower crude and refined trading margins partially offset by $10 million higher natural gas liquids margins. The lower gas and electric power services margins reflect net unfavorable changes in the overall fair value of the gas and electric power portfolio resulting from lower margins on additional price risk management services as compared to last year, partially offset by favorable results from proprietary trading activities around existing portfolio positions. Approximately 1,100 megawatts of notional volumes in the southeast and western regions of the United States were added in 2001 to Energy Marketing & Trading through price risk management services offered through structured transactions. These contracts include agreements to market capacity of electricity generation facilities, as well as agreements to provide load following and/or full requirements services. The lower crude and refined margins and higher natural gas liquids margins result from price movements in relation to current trading positions.

    The $25 million decrease in non-trading revenues is due primarily to $31 million lower natural gas liquids revenues from lower sales prices.

    Costs and operating expenses decreased $24 million, or 28 percent, due primarily to $22 million lower natural gas liquids costs. This variance is associated with the corresponding change in non-trading revenues discussed above.

    Other (income) expense - net in 2000 includes a $25.9 million guarantee loss accrual (see Note 3) and a $12.4 million gain on the sale of certain natural gas liquids contracts.

    Segment profit of $273.2 million in 2001 is comparable to the $272.6 million of segment profit in 2000. Decreases attributable to $26 million lower trading revenues discussed above and $9 million lower margins from non-trading natural gas liquids operations were partially offset by a $14 million decrease in selling, general and administrative expenses and the impact in 2000 of the $25.9 million guarantee loss accrual and the $12.4 million gain on sale of certain natural gas liquids contracts. The lower selling, general and administrative costs reflect lower variable compensation levels associated with the decrease in operating profit for the quarter.

CALIFORNIA

    At June 30, 2001, Energy Marketing & Trading had net accounts receivable of approximately $302 million for power sales to the California Independent Service Operator (ISO) and the California Power Exchange Corporation (CPEC). While the amount recorded reflects management's best estimate of collectibility, future events or circumstances could change those estimates. In March and April of 2001, two California power related entities, the CPEC and Pacific Gas and Electric Company (PG&E), filed for bankruptcy under Chapter 11. In addition, Southern California Edison (SCE) has engaged in talks with the State of California regarding various arrangements that could prevent its bankruptcy. Williams does not believe its credit exposure to these bankruptcies and potential bankruptcy will result in a material adverse effect on its results of operations or financial condition.

    The prices that Williams charges for power in California and other western markets have been challenged in various proceedings, including those before the Federal Energy Regulatory Commission (FERC). In December 2000, the FERC issued an order which provided that for the period between October 2, 2000 and December 31, 2002, it may order refunds from Williams and other similarly situated companies if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices, or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. Beginning on March 9, 2001, the FERC issued a series of orders directing Williams and other similarly situated companies to provide refunds for any prices charged in excess of FERC established proxy prices in January, February, March, April and May 2001 or to provide justification for the prices charged during those months. According to the FERC, Williams' total potential refund liability for this period is approximately $30 million. Williams has filed justification for its prices with the FERC and calculated its refund liability under the methodology used by the FERC to compute refund amounts at approximately $11 million. However, in its FERC filings, Williams continues its objections to refunds in any amount.

    Certain parties have also asked the FERC to revoke Williams' authority to sell power from California-based generating units at market-based rates; to limit Williams to cost-based rates for future sales from such units; and to order refunds of excessive rates, with interest, back to May 1, 2000, and possibly earlier. Although Williams believes these requests are ill-founded and will be rejected by the FERC, there can be no assurance of such action.

     In an order issued June 19, 2001, the FERC has implemented a revised price mitigation and market monitoring plan for wholesale power sales by all suppliers of electricity, including Williams, in spot markets for a region that includes California and ten other western states (the "Western Systems Coordinating Council," or "WSCC"). In general, the plan, which will be in effect from June 20, 2001 through September 30, 2002, establishes a market clearing price for spot sales in all hours of the day that is based on the bid of the highest-cost gas-fired

California generating unit that is needed to serve the California Independent System Operator's load. When generation operating reserves fall below 7 percent in California (a "reserve deficiency period"), absent cost based justification for a higher price, the maximum price that Williams may charge for wholesale spot sales in the WSCC is the market clearing price. When generation operating reserves rise to 7 percent or above in California, absent cost based justification for a higher price, Williams' maximum price will be limited to 85 percent of the highest hourly price that was in effect during the most recent reserve deficiency period. The June 19 order also implemented multi-party settlement talks regarding refunds for past periods that concluded without resolution of the issues. Absent settlement, the presiding administrative law judge issued a report to the Commission that, with some variations, recommends applying the methodology of the June 19 order to determine refunds for prior periods. On July 25, 2001, the Commission issued an order adopting, to a significant extent, the Judge's recommendation and establishing an expedited hearing to establish the facts necessary to determine refunds under the approved methodology. Refunds under this order will cover the period of October 2, 2000 through June 20, 2000. They will be paid as offsets against outstanding bills and are inclusive of any amounts previously noticed for refund for that period.

    In March 2001, FERC issued a Show Cause Order directing Williams Energy Marketing & Trading and AES Southland, Inc. to show cause why they should not be found to have engaged in violations of the Federal Power Act and various agreements, they were directed to make refunds in the aggregate of approximately $10.8 million, and have certain conditions placed on Williams' market-based rate authority for sales from specific generating facilities in California for a limited period. On April 30, 2001, the FERC issued an Order approving a settlement of this proceeding. The Settlement terminated the proceeding without making any findings of wrongdoing by Williams. Pursuant to the Settlement, Williams agreed to refund $8 million to the California ISO by crediting such amount against outstanding invoices. Williams also agreed to prospective conditions on its authority to make bulk power sales at market-based rates for certain limited facilities under which it has call rights for a one-year period. Williams also has been informed that the facts underlying this proceeding are also under investigation by a California Grand Jury.

    In addition to these federal agency actions, a number of federal and state initiatives addressing the issues of the California electric power industry are also ongoing and may result in restructuring of various markets in California and elsewhere. Discussions in California and other states have ranged from threats of re-regulation to suspension of plans to move forward with deregulation. Allegations have also been made that the wholesale price increases resulted from the exercise of market power and collusion of the power generators and sellers, such as Williams. These allegations have resulted in multiple state and federal investigations as well as the filing of class-action lawsuits in which Williams is a named defendant (see Note 11). In May 2001, the Department of Justice advised Williams that it had commenced an antitrust investigation relating to an agreement between a subsidiary of Williams and AES Southland alleging that the agreement limits the expansion of electric generating capacity at or near the AES Southland plants that are subject to a long-term tolling agreement between Williams and AES. In connection with that investigation, the Department of Justice issued a Civil Investigative Demand to Williams requesting answers to certain interrogatories and the production of documents. Williams is cooperating with the investigation. Most of these initiatives, investigations and proceedings are in their preliminary stages and their likely outcome cannot be estimated. There can be no assurance that these initiatives, investigations and proceedings will not have an adverse effect on Williams' results of operations or financial condition.

    EXPLORATION & PRODUCTION'S revenues increased $30.9 million, or 43 percent, due primarily to $18 million from increased realized average natural gas sales prices (including the effect of hedge positions) and $5 million associated with an increase in volumes from production and marketing activities. Approximately 66 percent of production in second-quarter 2001 was hedged. In addition, revenues increased $5.9 million from equity earnings from the 50 percent investment in Barrett Resources Corporation acquired in June 2001 (see Note 4 for further discussion of the Barrett acquisition).

    Segment profit increased $30.3 million, to $40.3 million in 2001 from $10 million in 2000, due primarily to the higher revenues discussed previously.

    INTERNATIONAL'S revenues increased $15.4 million, from $16.5 million in 2000. The increase is attributable to $7.3 million of revenue from Colorado soda ash production which began in October 2000, $2.6 million higher Venezuelan gas compression revenues, and $1.1 million from increased operating fees due to increased volumes at a Venezuelan crude oil storage and shiploading terminal. Equity earnings from the Lithuanian refinery, pipeline and terminal investment increased $4.1 million, from an equity loss of $2.7 million in 2000, due to higher volumes and better product mix and purchase costs.

    Operating costs increased $14.8 million primarily due to soda ash production which began operation in October 2000.

    Segment profit increased $1.8 million, from $1.7 million in 2000, due primarily to the higher revenues discussed above and $1.1 million lower general and administrative costs offset by the $14.8 million increase in operating costs.

    MIDSTREAM GAS & LIQUIDS' revenues increased $158.1 million, or 49 percent, due primarily to $182 million in revenues from Canadian operations acquired in October 2000. The $182 million of revenues from Canadian operations consist primarily of $84 million of natural gas liquids sales from processing activities, $61 million of natural gas liquids sales from fractionation activities and $35 million of processing revenues. Domestic natural gas liquids revenues decreased $29 million, reflecting a $33 million decrease from 27 percent decrease in domestic liquids volumes sold, partially offset by $4 million increase due to higher average domestic natural gas liquids sales prices.

    Costs and operating expenses increased $181 million to $400 million in second-quarter 2001, due primarily to $182 million of costs and operating expenses related to the Canadian operations. Higher domestic maintenance, depreciation and power costs were offset by lower product costs related to natural gas liquids sales and lower operating costs.

    General and administrative expenses decreased $5 million, or 16 percent, due primarily to lower compensation expense and the absence of costs related to last year's reorganization.

    Included in other (income) expense-net within segment costs and expenses for 2001 is a $10.9 million impairment loss related to management's second-quarter 2001 decision and commitment to sell certain south Texas non-regulated gathering and processing assets. The $10.9 million charge represents the impairment of the assets to fair value based on expected proceeds from the sale.

    Segment profit decreased $30.3 million, or 43 percent due primarily to $10 million from decreased domestic natural gas liquids volumes sold, $9 million from lower average domestic per-unit natural gas liquids margins and the $10.9 million impairment loss discussed above.

     PETROLEUM SERVICES' revenues increased $473.5 million, or 44 percent, due primarily to $322 million higher refining and marketing revenues (excluding a $26 million increase to revenues due to lower intra-segment sales to the travel center/convenience stores which are eliminated) and $71 million higher travel center/convenience store sales. Effective February 2001, management of refined product sales activities surrounding certain terminals throughout the United States was transferred to Petroleum Services from Energy Marketing & Trading (see Note 2). The sales activity was previously included in the trading portfolio of Energy Marketing & Trading and is therefore reported net of related cost of sales along with other refined product trading gains and losses within Energy Marketing & Trading prior to February 2001. After the transfer of management of these activities to Petroleum Services, these sales activities are reported "gross" within the Petroleum Services segment. Energy Marketing and Trading's revenue for the three months ended June 30, 2000 includes approximately $163 million for both the sales and cost of sales related to this activity. The $322 million increase in refining and marketing revenues includes the $163 million impact previously discussed, $125 million from a 14 percent increase in refined product volumes sold and $34 million from three percent higher average refined product sales prices. The $71 million increase in travel center/convenience store sales reflects $78 million from a 55 percent increase in diesel sales volumes, $11 million from four percent higher average gasoline and diesel sales prices, partially offset by $16 million from 13 percent decrease in gasoline sales volumes and $2 million lower merchandise sales. The increase in diesel sales volumes is partly due to a higher number of travel centers in 2001. In addition, revenues increased due to $40 million higher bio-energy sales reflecting an increase in ethanol volumes sold and average ethanol sales prices and $11 million higher revenues from Williams' 3.1 percent undivided interest in Trans Alaska Pipeline System (TAPS) acquired in late June 2000. Partially offsetting these increases were $7 million lower fleet management revenues.

    Costs and operating expenses increased $445.4 million, or 45 percent, due primarily to $295 million higher refining costs and $79 million higher travel center/convenience store costs (excluding a $26 million increase due to lower intra-segment purchases from the refineries which are eliminated). The $295 million increase in refining and marketing costs includes the $163 million impact of the transfer of management from Energy Marketing & Trading to Petroleum Services discussed above, $113 million associated with increased volumes sold through refining and marketing operations, $10 million from higher crude supply costs and other related per-unit cost of sales, and $9 million higher other operating costs at the refinery. The $79 million increase in travel center/convenience store costs is primarily from $75 million increased diesel sales volumes, $12 million higher average diesel and gasoline purchase prices, $5 million higher store operating costs and $2 million higher merchandise costs, partially offset by $15 million due to decreased gasoline volumes sold. In addition, costs and operating expenses increased due to $29 million higher bio-energy product and operating costs and $5 million higher costs from Williams' 3.1 percent undivided interest in TAPS.

    Included in other (income) expense - net within segment costs and expenses for 2001, is a $72.1 million pre-tax gain from the sale of 198 convenience stores, primarily in the Tennessee metropolitan areas of Memphis and Nashville. Revenues related to the stores which were sold approximated $77 million and $121 million for 2001 and 2000, respectively.

    Segment profit increased $103.2 million, to $160.2 million in 2001 from $57.0 million in 2000 due primarily to the $72.1 million gain on the sale of convenience stores and $27 million from refining and marketing operations. The refining and marketing operations increase was due primarily to $24 million higher margins and $12 million due to higher refining and marketing volumes sold, partially offset by $9 million higher other operating costs at the refineries. In addition, segment profit increased due to $6 million from Williams' interest in TAPS acquired in late June 2000.

    WILLIAMS ENERGY PARTNERS' revenue increased $4.1 million from $17.6 million to $21.7 million and segment profit increased $4.3 million from $2.6 million to $6.9 million, due primarily to acquisition of the Wyatt terminal facilities acquired in September 2000 and additional ammonia pipeline revenues.

CONSOLIDATED

    INTEREST ACCRUED increased $13.8 million, or 9 percent, due primarily to a $9 million increase in interest expense on rate refunds reflecting the effect in 2000 of an $11.2 million reduction to interest accruals related to Gas Pipeline's rate refund liabilities reductions in 2000 and a $4 million increase related to interest on deposits received from customers relating to energy trading and hedging activities. Slightly higher borrowing levels resulted in a $5 million increase to interest expense, however, the increase was largely offset by the effect of lower average interest rates. Investing income increased $5.7 million, or 36 percent, due primarily to interest income on margin deposits of $8 million, partially offset by a decrease in dividend income of $4 million due to the sale of Ferrellgas Senior common units in second-quarter 2001. Minority interest in income and preferred returns of consolidated subsidiaries increased $6.5 million, or 47 percent, due primarily to preferred returns of Snow Goose LLC, formed in December 2000 offset by a $3 million decrease related to Williams obligated mandatorily redeemable preferred securities of Trust which were redeemed by Williams in second-quarter 2001.

    The provision for income taxes increased $34.4 million, or 19 percent, primarily as a result of higher pre-tax income. The effective income tax rates for 2001 and 2000 are greater than the federal statutory rate due primarily to the effects of state income taxes.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

CONSOLIDATED OVERVIEW

     Williams' revenues increased $1,659.6 million, or 39 percent, due primarily to higher gas and electric power services, revenues from Canadian operations acquired in fourth-quarter 2000, higher petroleum products and natural gas sales prices and volumes and the $316 million impact of reporting certain revenues net of the related costs in 2000 related to sales activity surrounding certain terminals. These revenues are reported "gross" subsequent to the transfer of management over the sales activity from Energy Marketing & Trading to Petroleum Services effective February 2001 (see Note 2). Partially offsetting these increases was the effect in 2000 of a $71 million reduction of Gas Pipeline's rate refund liabilities.

     Segment costs and expenses increased $1,155 million, or 36 percent, due primarily to higher costs related to increased petroleum products average prices and volumes, costs associated with Canadian operations acquired in fourth-quarter 2000 and the impact of reporting certain sales activity costs net with related revenues in 2000 (discussed above). Partially offsetting these increases was a $72.1 million gain on the sale of certain convenience stores.

     Operating income increased $495.3 million, or 50 percent, due primarily to higher gas and electric power services margins, the $72.1 million pre-tax gain on the sale of the convenience stores in May 2001, higher margins at refining and marketing operations, increased realized natural gas sales prices, $27.5 million pre-tax gain on sale of limited partnership interests at Gas Pipeline and the effect in 2000 of a $25.9 million guarantee loss accrual at Energy Marketing & Trading. Partially offsetting these increases was lower per-unit natural gas liquids margins and the $71 million effect in 2000 of rate refund liabilities and approximately $22 million of impairment charges within Energy Services.

     Income from continuing operations before income taxes increased $466.2 million from $708.2 million in 2000 to $1,174.4 million in 2001, due primarily to $495.3 million higher operating income and $21 million higher investing income primarily from interest on margin deposits. Partially offsetting the increases are $38.1 million higher net interest expense reflecting increased debt in support of continued expansion and new projects and $17.6 million higher minority interest in income and preferred returns of subsidiaries related primarily to the preferred returns of Snow Goose LLC formed in December 2000.

GAS PIPELINE

    GAS PIPELINE'S revenues decreased $89.2 million, or 9 percent, due primarily to the effect of a $71 million reduction of rate refund liabilities in 2000 following the settlement of prior rate proceedings and $39 million lower gas exchange imbalance settlements (offset in costs and operating expenses). Partially offsetting these decreases were $8 million higher revenues from a liquefied natural gas storage facility acquired in June 2000, $6 million higher equity investment earnings from pipeline joint venture projects and $4 million higher transportation demand revenues at Transco.

    Costs and expenses decreased $47 million, or 11 percent, due primarily to the $39 million lower gas exchange imbalance settlements (offset in revenues) and $15 million resulting from the FERC's approval for recovery from customers of fuel costs incurred in prior periods by Transco. Offsetting these decreases to cost and expenses was $12 million in higher depreciation expense due to increased property, plant & equipment.

    Other (income) expense-net for the six months ended June 30, 2001, within segment costs and expenses includes a $27.5 million pre-tax gain from the sale of Williams' limited partnership interest in Northern Border Partners L.P. and a $3 million gain from an insurance settlement in 2001 for storage gas losses.

    Segment profit decreased $1.5 million, due primarily to the lower revenues discussed previously, partially offset by lower costs and expenses, the $27.5 million pre-tax gain on the sale of limited partner interests and $12 million lower general and administrative expenses. The lower general and administrative costs result primarily from the 2000 headquarters consolidation of two of the gas pipelines, lower tracked costs which are passed through to customers and lower employee benefits costs.

    Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

ENERGY SERVICES

    ENERGY MARKETING & TRADING'S revenues increased $452.4 million, or 74 percent, due to a $461 million increase in trading revenues offset by a $9 million decrease in non-trading revenues. The $461 million increase in trading revenues is due primarily to $481 million higher gas and electric power services margins and $14 million increased natural gas liquids margins slightly offset by $34 million lower crude and refined trading margins. The higher gas and electric power services margins primarily result from a net favorable change in the overall fair value of the gas and electric portfolio resulting from proprietary trading activities around existing portfolio positions. In addition, the increased gas and electric power services margins reflect the benefit of additional price risk management services offered through structured transactions. These new structured transactions included the addition of approximately 3,710 megawatts of notional volumes to Energy Marketing & Trading in the mid-continent, northeast and southeast regions of the United States. These contracts include agreements to market capacity of electricity generation facilities, as well as agreements to provide load following and/or full requirements services.

    The $9 million decrease in non-trading revenues is due primarily to $21 million lower natural gas liquids revenues resulting from lower sales prices partially offset by $10 million higher non-trading power services revenues.

    Costs and operating expenses increased $8 million, or 6 percent, due primarily to higher cogeneration costs of sales and increased operating expenses. These variances are associated with the corresponding changes in non-trading revenues discussed above.

    Other (income) expense - net in 2000 includes a $25.9 million guarantee loss accrual (see Note 3) and a $12.4 million gain on the sale of certain natural gas liquids contracts.

    Segment profit increased $407.3 million, from $350.4 million in 2000 to $757.7 million in 2001, due primarily to the $481 million higher gas and electric power services margins and the effect of the $25.9 million guarantee loss accrual in 2000. Partially offsetting the increases were $51 million higher selling, general and administrative costs, $34 million lower crude and refined trading margins and $20 million lower margins from non-trading natural gas liquids operations and the $12.4 million effect of the 2000 gain on sale of certain natural liquids contracts. The higher selling, general and administrative costs primarily reflect higher variable compensation levels associated with improved operating performance, $10 million of bad debt expense related to California electric power sales to a customer that had unexpectedly filed for bankruptcy, and start-up of a London trading location.

    EXPLORATION & PRODUCTION'S revenues increased $109.3 million, or 86 percent, due primarily to $83 million from increased realized average natural gas sales prices (including the effect of hedge positions) and $15 million associated with an increase in volumes from production and marketing activities. Approximately 63 percent of production through second-quarter 2001 was hedged. Exploration & Production has entered into contracts that hedge approximately 78 percent of estimated production for the remainder of the year. At June 30, 2001, the contracted future hedge prices are in excess of the spot market, resulting in an unrealized gain reflected in other comprehensive income. In addition, revenues increased $5.9 million from equity earnings from the 50 percent investment in Barrett Resources Corporation acquired in June 2001 (see Note 4 for further discussion of Barrett acquisition).

    Segment profit increased $69.5 million, to $90.9 million in 2001 from $21.4 in 2000, due primarily to the higher revenues discussed previously, partially offset by $21 million higher gas purchase costs related to the marketing of natural gas from the Williams Coal Seam Royalty Trust and royalty interest owners, $8 million higher production-related taxes and $8 million higher operating and maintenance expenses.

    INTERNATIONAL'S revenues increased $16.5 million, or 49 percent, from $33.5 million in 2000. The increase is attributable to $11.2 million of revenue from Colorado soda ash production which began in October 2000, $3.5 million higher Venezuelan gas compression revenues, and $2.9 million from increased operating fees due to increased volumes at a Venezuelan crude oil storage and shiploading terminal. These increases were partially offset by $1.2 million higher equity losses from the Lithuanian refinery.

    Operating costs increased $29.8 million primarily due to soda ash production which began operation in October 2000.

    Segment profit decreased $10 million from segment profit of $5 million in 2000 to a segment loss of $5 million in 2001. The soda ash project had a segment loss of $16.4 million reflecting initial operations start-up costs. Partially offsetting the loss from soda ash production were the effects of the higher Venezuelan revenues discussed above and lower general and administrative costs.

    MIDSTREAM GAS & LIQUIDS' revenues increased $431.7 million, or 67 percent, due primarily to $465 million in revenues from Canadian operations acquired in October 2000. The $465 million of revenues from Canadian operations consist primarily of $208 million of natural gas liquids sales from processing activities, $166 million of natural gas liquids sales from fractionation, and $87 million of processing revenues. Domestic natural gas liquids revenues decreased $26 million reflecting a $64 million decrease from a 27 percent decrease in volumes sold, partially offset by a $38 million increase due to higher average domestic natural gas liquids sales prices. In addition, equity method investments had $12.7 million in equity losses during 2001 compared to equity earnings of $.2 million in 2000.

    Costs and operating expenses increased $507 million to $935 million, due primarily to $465 million of costs and operating expenses related to the Canadian operations, $44 million higher liquids fuel and replacement gas purchases, and $10 million higher power costs related to the natural gas liquids pipeline, partially offset by the effect in 2000 of $12 million of losses associated with certain propane storage transactions in first-quarter 2000.

    General and administrative expenses decreased $16 million, or 24 percent, due primarily to $12 million of reorganization and early retirement costs occurring in 2000 and $2 million lower compensation expense.

    Included in other (income) expense-net within segment costs and expenses for 2001 is a $10.9 million impairment loss related to management's second-quarter 2001 decision and commitment to sell certain south Texas non-regulated gathering and processing assets. The $10.9 million charge represents the impairment of the assets to fair value based on expected proceeds from the sale.

    Segment profit decreased $75 million, or 49 percent, due primarily to $43 million from lower average per-unit domestic natural gas liquids margins, $23 million from decreased domestic natural gas liquids volumes sold, $17 million decrease from natural gas liquids pipeline operations, $13 million from higher equity investment losses, and $10.9 million due to an impairment loss discussed above. Partially offsetting these decreases to segment profit were $16 million lower general and administrative expenses and $12 million of losses associated with certain propane storage transactions in first-quarter 2000.

    PETROLEUM SERVICES' revenues increased $919.3 million, or 45 percent, due primarily to $636 million higher refining and marketing revenues (excluding a $61 million increase to revenues due to lower intra-segment sales to the travel centers/convenience stores which are eliminated) and $145 million higher travel center/convenience store sales. The $636 million increase in refining and marketing revenues includes the $316 million impact of the transfer of management from Energy Marketing & Trading to Petroleum Services effective February 2001 of refined product sales activities surrounding certain terminals, $157 million from nine percent higher average refined product sales prices and $163 million resulting from a 10 percent increase in refined product volumes sold. The $145 million increase in travel center/convenience store sales reflects $133 million from a 47 percent increase in diesel sales volumes, $14 million from two percent higher average gasoline and diesel sales prices and $6 million higher merchandise sales, partially offset by $8 million due to a four percent decrease in gasoline volumes sold. In addition, revenues increased due to $62 million higher bio-energy sales reflecting increases in ethanol volumes sold and average ethanol sales prices, $22 million higher revenues from Williams' 3.1 percent undivided interest in TAPS acquired in late June 2000 and $8 million higher commodity sales from transportation activities. Slightly offsetting these increases were $8 million lower revenues related to the petrochemical plant due to a plant turnaround in first quarter 2001.

    Costs and operating expenses increased $876 million, or 46 percent, due primarily to $579 million higher refining costs and $160 million higher travel center/convenience store costs (excluding a $61 million increase to costs due to lower intra-segment purchases from the refineries which are eliminated). The $579 million increase in refining and marketing costs includes the $316 million impact of the transfer of management from Energy Marketing & Trading to Petroleum Services effective February 2001 of refined product sales activities surrounding certain terminals (see discussion above) and the remaining increase reflects $105 million from higher crude supply costs and other related per-unit cost of sales and $148 million associated with increased volumes sold through refining and marketing operations and $10 million increase in other operating costs at the refineries. The $160 million increase in travel center/convenience store costs is primarily from $127 million increased diesel sales volumes, $15 million higher average diesel and gasoline purchase prices, $10 million higher merchandise costs and $16 million higher store operating costs, partially offset by $8 million due to decreased gasoline sales volumes. In addition, costs and operating expenses increased due to $55 million higher bio-energy product and operating costs, $11 million higher cost of commodity sales from transportation activities and $10 million of cost related to Williams' 3.1 percent undivided interest in TAPS.

    Included in other (income) expense-net within segment costs and expenses for 2001, is a $72.1 million pre-tax gain from the sale of 198 convenience stores, primarily in the Tennessee metropolitan areas of Memphis and Nashville. Revenues related to the stores which were sold approximated $182 million and $234 million for 2001 and 2000. Also included in other (income) expense-net within segment costs and expenses is an $11 million impairment charge related to an end-to-end mobile computing systems business.

    Segment profit increased $106.4 million, to $192.3 million in 2001 from $85.9 million in 2000. An increase of $57 million from refining and marketing operations resulted from $52 million higher refinery gross margins and $15 million higher refinery volumes, partially offset by $10 million higher other operating costs at the refineries. In addition, segment profit increased $72.1 million from the gain on the sale of convenience stores and $13 million from Williams' interest in TAPS acquired in late June 2000. Partially offsetting these increases were an $11 million impairment charge related to an end-to-end mobile computing systems business, $16 million higher operating costs from the travel centers/convenience stores and $8 million lower revenues from activities at the petrochemical plant.

    WILLIAMS ENERGY PARTNERS' revenue increased $6.7 million from $35.3 million to $42 million and segment profit increased $2.6 million from $9.7 million to $12.3 million, due primarily to acquisition of the Wyatt terminal facilities acquired in September 2000.

CONSOLIDATED

    GENERAL CORPORATE EXPENSES increased $9.3 million, or 20 percent, primarily due to an increase in outside legal costs and higher compensation levels. Interest accrued increased $35.2 million, or 11 percent, due primarily to the $15 million effect of higher borrowing levels combined with the $5 million effect of higher average interest rates, a $10 million increase in interest expense related to deposits received from customers relating to energy trading and hedging activities and a $7 million increase in interest expense on rate refund liabilities. The increased borrowing levels reflect an increase in long-term debt levels partially offset by a decrease in commercial paper levels as compared to 2000. Long-term debt includes $1.1 billion of senior unsecured debt securities issued in January 2001. Notes payable includes $1.2 million borrowed under a $1.5 million short-term credit agreement originated June 2001 which expires November 2001. Investing income increased $20.7 million, or 54 percent, due primarily to interest income on margin deposits. Minority interest in income and preferred returns of consolidated subsidiaries increased $17.6 million, or 65 percent, due primarily to preferred returns of Snow Goose LLC, formed in December 2000.

    The provision for income taxes increased $173.7 million, or 61 percent, primarily as a result of higher pre-tax income offset slightly by a decrease in the effective tax rate. The effective income tax rates for 2001 and 2000 are greater than the federal statutory rate due primarily to the effects of state income taxes.

    Loss from discontinued operations for the six months ended June 30, 2001, includes $179.1 million after-tax loss from operations of WCG (see Note 6). The $26.2 income from operations for the six months ended June 30, 2000 represents the after-tax income from the operations of WCG.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity

    Williams considers its liquidity to come from both internal and external sources. Certain of those sources are available to Williams (parent) and certain of its subsidiaries. Williams' unrestricted sources of liquidity, which can be utilized without limitation under existing loan covenants, consist primarily of the following:

o Available cash-equivalent investments of $830 million at June 30, 2001, as compared to $854 million at December 31, 2000.

o $700 million available under Williams' $700 million bank-credit facility at June 30, 2001, as compared to $350 million at December 31, 2000.

o $1.67 billion available under Williams' $1.7 billion commercial paper program at June 30, 2001, as compared to $4 million at December 31, 2000. Subsequent to June 30, 2001, the commercial paper program and related short-term bank-credit facility were increased to $2.2 billion.

o    Cash generated from operations.

o Short-term uncommitted bank lines of credit can also be used in managing liquidity.

    In June 2001, Williams filed a $1.9 billion shelf registration statement with the Securities and Exchange Commission to issue a variety of debt and equity securities. This registration statement became effective in July 2001. In addition, there are outstanding registration statements filed with the Securities and Exchange Commission for Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly owned subsidiary of Williams). At August 1, 2001, approximately $450 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. Williams believes additional financing arrangements, if required, can be obtained on reasonable terms.

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

WCG Separation

    Currently, Williams does not believe that the separation of WCG and Williams will negatively impact liquidity or the financial condition of Williams. Since the initial equity offering by WCG in October 1999, the sources of liquidity for WCG had been separate from Williams' sources of liquidity. The reduction to Williams' stockholders' equity as a result of the separation in April 2001 was approximately $1.8 billion. Williams, with respect to shares of WCG's common stock that Williams will retain, has committed to the Internal Revenue Service
(IRS) to dispose of all of the WCG shares that it retains as soon as market conditions allow, but in any event not longer than five years after the spinoff. As part of a separation agreement and subject to a favorable ruling by the IRS that such a limitation is not inconsistent with any ruling issued to Williams regarding the tax-free treatment of the spinoff, Williams has agreed not to dispose of the retained WCG shares for three years from the date of distribution and must notify WCG of an intent to dispose of such shares. For further discussion of separation agreements and potential tax exposure as a result of the WCG separation, see Note 6.

    Additionally, Williams, prior to the spinoff and in an effort to strengthen WCG's capital structure, entered into an agreement under which Williams contributed an outstanding promissory note from WCG of approximately $975 million and certain other assets, including a building under construction. In return, Williams received 24.3 million newly issued common shares of WCG. Williams is providing indirect credit support for $1.4 billion of WCG's structured notes through a commitment to issue Williams' equity in the event of WCG's default, or to the extent proceeds from WCG's refinancing or remarketing of certain structured notes prior to March 2004 produces proceeds of less than $1.4 billion. The ability of WCG to make payments on the notes is dependent on its ability to raise additional capital and its subsidiaries ability to dividend cash to WCG. WCG, however, is obligated to reimburse Williams for any payment Williams is required to make in connection with these notes. Additionally, receivables include amounts due from WCG of approximately $109 million at June 30, 2001. Williams has extended the payment term of up to $100 million of the outstanding balance due March 31, 2001 to March 15, 2002. Williams is also considering the purchase from WCG of its headquarters building currently under construction, and would enter into a long-term lease arrangement with WCG being the sole occupant of the building.

Financing Activities

    In January 2001, Williams issued $1.1 billion of senior unsecured debt securities, of which $500 million in proceeds was used to retire temporary financing obtained in September 2000. Also in January 2001, Williams issued approximately 38 million shares of common stock in a public offering at $36.125 per share. Net proceeds were $1.33 billion. Williams has and will continue to use the remaining proceeds that were received from the debt offering and equity offerings to expand Williams' capacity for funding of the energy-related capital program, repay commercial paper, repay debt, including a portion of floating rate notes due December 15, 2001 and other general corporate purposes.

    Williams Energy Partners L.P. (WEP), owns and operates a diversified portfolio of energy assets. The partnership is principally engaged in the storage, transportation and distributions of refined petroleum products and ammonia. On February 9, 2001, WEP completed an initial public offering of approximately 4.6 million common units at $21.50 per unit for net proceeds of approximately $92 million. The initial public offering represents 40 percent of the units, and Williams retained a 60 percent interest in the partnership, including its general partner interest.

    In April 2001, Williams redeemed the Williams obligated mandatorily redeemable preferred securities of Trust holding only Williams indentures for $194 million. Proceeds from the sale of the Ferrellgas Partners L.P. senior common units held by Williams were used for this redemption.

    In June 2001, Williams issued $480 million of 7.75 percent notes due 2031. Also in June 2001, Williams issued a $200 million short-term debt obligation expiring June 2002. Interest rates are based on the adjusted Eurodollar rate. The proceeds from these issuances will be used for general corporate purposes. Additionally, Williams, in advance of the cash tender of Barrett Resource Corporation, entered into a $1.5 billion short-term credit agreement expiring in November 2001. At June 30, 2001, approximately $1.2 billion was borrowed under this agreement at an initial rate of approximately 4.9 percent, based on the adjusted Eurodollar rate. For further discussion of the Barrett Resources Corporation, see Note 4.

    The long term debt to debt-plus-equity ratio was 54.1 percent at June 30, 2001, compared to 53.5 percent at December 31, 2000 (63.7 percent at December 31, 2000 if WCG debt is included). If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be
63.1 percent at June 30, 2001 and 63.9 percent at December 31, 2000 (70.5 percent at December 31, 2000 if WCG debt is included).

INVESTING ACTIVITIES

    On June 11, 2001, Williams acquired 50 percent of Barrett Resources' outstanding common stock in a cash tender offer of $73 per share for a total of approximately $1.2 billion. At June 30, 2001, this investment was recorded as an equity method investment and is included in investments in the Consolidated Balance Sheet. On August 2, 2001, Williams completed the acquisition of Barrett Resources by exchanging each remaining share of Barrett Resources for 1.767 shares of Williams common stock.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    Williams' interest rate risk exposure associated with the debt portfolio was impacted by new debt issuances in first-quarter 2001. In January 2001, Williams issued $1.1 billion in debt obligations consisting of $700 million of 7.5 percent debentures due 2031 and $400 million of 6.75 percent Putable Asset Term Securities, putable/callable in 2006. A portion of the proceeds was used to retire $500 million of temporary financing obtained in September 2000. In June 2001, Williams issued $480 million of 7.75 percent notes due 2031. Also in June 2001, Williams issued a $200 million short-term debt obligation expiring June 2002. Interest rates are based on the adjusted Eurodollar rate. Additionally, Williams, in advance of the cash tender of Barrett Resources Corporation, entered into a $1.5 billion short-term credit agreement expiring in November 2001. At June 30, 2001, approximately $1.2 billion was borrowed under this agreement at an initial rate of approximately 4.9 percent, based on the adjusted Eurodollar rate.

COMMODITY PRICE RISK

     At June 30, 2001, the value at risk for the trading operations was $74 million compared to $90 million at December 31, 2000. This decrease of approximately 18 percent reflects the impact of the additional price risk management services offered in 2001 through structured transactions. These structured transactions decrease risk on an aggregated portfolio basis. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the trading portfolio. Energy Marketing & Trading's value-at-risk model includes all financial instruments and physical positions and commitments in its trading portfolio and assumes that as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in the fair value of the trading portfolio will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value at risk does not consider that changing our trading portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value-at-risk model.

FOREIGN CURRENCY RISK

    As it relates to the continuing operations of Williams, international investments accounted for under the cost method totaled approximately $146 million and $144 million at June 30, 2001 and December 31, 2000. These international investments could affect the financial results if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries.

    In addition, the net assets of continuing consolidated foreign operations, located primarily in Canada, are approximately 12 percent and 11 percent of Williams' net assets at June 30, 2001 and December 31, 2000, respectively. These foreign operations, whose functional currency is the local currency, do not have significant transactions or financial instruments denominated in other currencies. However, these investments do have the potential to impact Williams' financial position, due to fluctuations in these local currencies arising from the process of re-measuring the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar could have changed stockholders' equity by approximately $137 million at June 30, 2001.

EQUITY PRICE RISK

    Williams' exposure to equity price risk was primarily from investments held by WCG. As a result of the spinoff of WCG, Williams' exposure to equity price risk as it existed prior to the distribution date was significantly reduced, however, following the distribution date, Williams will be exposed to potential impairment valuations with respect to the WCG common stock retained. As of June 30, 2001, the WCG shares retained by Williams had a carrying value of approximately $96 million and an estimated fair value of $63 million.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 17, 2001. At the Annual Meeting, six individuals were elected as directors of the Company and eight individuals continue to serve as directors pursuant to their prior election. In addition, the appointment of Ernst & Young LLP as the independent auditor of the Company for 2001 was ratified.

A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

Election of Directors

Name                                           For                                         Withheld
----                                           ---                                         --------
Glenn A. Cox                                408,025,196                                   5,618,349
Thomas H. Cruikshank                        405,797,674                                   7,845,871
Charles M. Lillis                           408,104,384                                   5,539,161
George A. Lorch                             407,956,854                                   5,686,691
Gordon R. Parker                            408,094,142                                   5,549,403
Joseph H. Williams                          397,195,772                                  16,447,773

Ratification of Appointment of Independent Auditors

     For                               Against                          Abstain
     ---                               -------                          -------
407,843,860                           3,577,975                        2,221,710

Item 6.  Exhibits and Reports on Form 8-K

           (a)  The exhibits listed below are filed as part of this report:

               Exhibit 10.1--Form of Limited Waiver and Second Amendment to
                             Credit Agreement dated as of July 25, 2000 with the financial institutions from time to time party thereto, The Chase Manhattan Bank and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, and Citibank, N.A., as Agent which Credit Agreement has been amended by a Waiver and First Amendment to Credit Agreement dated as of January 31, 2001.

               Exhibit 12  --Computation of Ratio of Earnings to Fixed Charges

           (b) During second-quarter 2001, the Company filed a Form 8-K on April 2, 2001; April 12, 2001; April 27, 2001; May 1, 2001; May 3,
               2001; May 7, 2001; May 22, 2001; and June 13, 2001, which
               reported significant events under Item 5 of the Form and included the Exhibits required by Item 7 of the Form.

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



                                        THE WILLIAMS COMPANIES, INC.
                                        ---------------------------------------

                                        (Registrant)



                                        Gary R. Belitz
                                        ---------------------------------------

                                        Gary R. Belitz
                                        Controller
                                        (Duly Authorized Officer and
                                           Principal Accounting Officer)


August 10, 2001

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.1                   Form of Limited Waiver and Second Amendment to Credit
                       Agreement dated as of July 25, 2000 with the financial
                       institutions from time to time party thereto, The Chase
                       Manhattan Bank and Commerzbank AG, as Co-Syndication
                       Agents, Credit Lyonnais New York Branch, as Documentation
                       Agent, and Citibank, N.A., as Agent which Credit
                       Agreement has been amended by a Waiver and First
                       Amendment to Credit Agreement dated as of January 31,
                       2001.

12                     Computation of Ratio of Earnings to Fixed Charges