Form 10-Q
period 2001-09-30
WILLIAMS COMPANIES INC
filed 2001-11-13
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                              --------------------------------------------------

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

                          THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   73-0569878
---------------------------------------     ------------------------------------
       (State of Incorporation)             (IRS Employer Identification Number)


         ONE WILLIAMS CENTER
           TULSA, OKLAHOMA                                  74172
---------------------------------------     ------------------------------------
(Address of principal executive office)                   (Zip Code)


Registrant's telephone number:                          (918) 573-2000
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

                                 Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                         Outstanding at October 31, 2001
---------------------------------------     ------------------------------------
      Common Stock, $1 par value                     515,362,257 Shares

                          The Williams Companies, Inc.
                                      Index


                                                                                                              Page
                                                                                                              ----
Part I.  Financial Information

     Item 1.  Financial Statements

        Consolidated Statement of Income--Three and Nine Months Ended September 30, 2001 and 2000                2

        Consolidated Balance Sheet--September 30, 2001 and December 31, 2000                                     3

        Consolidated Statement of Cash Flows--Nine Months Ended September 30, 2001 and 2000                      4

        Notes to Consolidated Financial Statements                                                               5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             20

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         31

Part II.  Other Information                                                                                     32

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

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                 Three months                    Nine months
(Dollars in millions, except per-share amounts)               ended September 30,            ended September 30,
                                                        -----------------------------    -----------------------------
                                                            2001             2000*           2001             2000*
                                                        ------------     ------------    ------------     ------------
Revenues:
   Energy Marketing & Trading                           $      524.2     $      288.5    $    1,586.6     $      898.5
   Gas Pipeline                                                432.8            437.4         1,316.9          1,410.7
   Energy Services                                           1,992.6          1,696.1         6,365.1          4,585.1
   Other                                                        17.9             17.0            57.0             50.3
   Intercompany eliminations                                  (157.1)          (109.6)         (606.6)          (366.2)
                                                        ------------     ------------    ------------     ------------
     Total revenues                                          2,810.4          2,329.4         8,719.0          6,578.4
                                                        ------------     ------------    ------------     ------------
Segment costs and expenses:
   Costs and operating expenses                              1,807.9          1,667.3         5,826.8          4,466.7
   Selling, general and administrative expenses                243.7            178.6           666.0            571.9
   Other (income) expense-net                                   23.1             11.3           (54.7)            27.0
                                                        ------------     ------------    ------------     ------------
     Total segment costs and expenses                        2,074.7          1,857.2         6,438.1          5,065.6
                                                        ------------     ------------    ------------     ------------
General corporate expenses                                      32.4             18.7            88.8             65.8
                                                        ------------     ------------    ------------     ------------
Operating income:
   Energy Marketing & Trading                                  380.5            147.1         1,138.2            497.5
   Gas Pipeline                                                137.7            153.4           548.7            565.9
   Energy Services                                             215.9            168.4           583.5            439.8
   Other                                                         1.6              3.3            10.5              9.6
   General corporate expenses                                  (32.4)           (18.7)          (88.8)           (65.8)
                                                        ------------     ------------    ------------     ------------
     Total operating income                                    703.3            453.5         2,192.1          1,447.0
Interest accrued                                              (194.1)          (182.3)         (555.1)          (508.1)
Interest capitalized                                            12.4             15.2            33.3             39.0
Investing income (loss)                                        (84.2)            21.0           (25.4)            59.1
Minority interest in income and preferred returns
   of consolidated subsidiaries                                (20.4)           (13.5)          (65.0)           (40.5)
Other income (expense)-net                                       2.0             (5.0)           13.5               .6
                                                        ------------     ------------    ------------     ------------

Income from continuing operations before income taxes          419.0            288.9         1,593.4            997.1
Provision for income taxes                                     197.7            112.4           654.3            395.3
                                                        ------------     ------------    ------------     ------------
Income from continuing operations                              221.3            176.5           939.1            601.8

Loss from discontinued operations                                 --            (55.4)         (179.1)           (29.2)
                                                        ------------     ------------    ------------     ------------
Net income                                              $      221.3     $      121.1    $      760.0     $      572.6
                                                        ============     ============    ============     ============

Basic earnings per common share:
   Income from continuing operations                    $        .44     $        .39    $       1.92     $       1.36
   Loss from discontinued operations                              --             (.12)           (.37)            (.07)
                                                        ------------     ------------    ------------     ------------

   Net income                                           $        .44     $        .27    $       1.55     $       1.29
                                                        ============     ============    ============     ============
   Average shares (thousands)                                502,877          445,066         489,813          443,914


Diluted earnings per common share:
   Income from continuing operations                    $        .44     $        .39    $       1.91     $       1.35
   Loss from discontinued operations                              --             (.12)           (.37)            (.07)
                                                        ------------     ------------    ------------     ------------
   Net income                                           $        .44     $        .27    $       1.54     $       1.28
                                                        ============     ============    ============     ============
   Average shares (thousands)                                506,165          450,294         493,812          449,010

Cash dividends per common share                         $        .18     $        .15    $        .48     $        .45

* Certain amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


(Dollars in millions, except per-share amounts)                                         September 30,      December 31,
                                                                                             2001              2000
                                                                                        --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $        413.9    $        996.8
   Accounts and notes receivable less allowance of  $25.3 ($9.8 in 2000)                       4,189.6           3,357.3
   Inventories                                                                                   861.6             848.4
   Energy trading assets                                                                       6,259.4           7,879.8
   Deferred income taxes                                                                            --              64.9
   Margin deposits                                                                               307.9             730.9
   Other                                                                                         544.3             319.3
                                                                                        --------------    --------------
        Total current assets                                                                  12,576.7          14,197.4

Net assets of discontinued operations                                                               --           2,290.2
Investments                                                                                    1,586.3           1,368.6

Property, plant and equipment, at cost                                                        22,754.7          19,028.8
Less accumulated depreciation and depletion                                                   (5,057.5)         (4,589.5)
                                                                                        --------------    --------------
                                                                                              17,697.2          14,439.3

Goodwill and other intangible assets, net                                                      1,142.4              42.5
Energy trading assets                                                                          3,808.9           1,831.1
Other assets and deferred charges                                                              1,401.6             746.5
                                                                                        --------------    --------------
        Total assets                                                                    $     38,213.1    $     34,915.6
                                                                                        ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                        $        719.9    $      2,036.7
   Accounts payable                                                                            3,371.4           3,088.0
   Accrued liabilities                                                                         2,249.1           1,560.4
   Deferred income taxes                                                                         162.7                --
   Energy trading liabilities                                                                  5,258.7           7,597.3
   Long-term debt due within one year                                                          1,736.5           1,634.1
                                                                                        --------------    --------------
        Total current liabilities                                                             13,498.3          15,916.5

Long-term debt                                                                                 8,821.4           6,830.5
Deferred income taxes                                                                          3,826.8           2,863.9
Energy trading liabilities                                                                     2,569.6           1,302.8
Other liabilities and deferred income                                                            967.0             944.0
Contingent liabilities and commitments (Note 12)
Minority and preferred interests in consolidated subsidiaries                                  1,075.0             976.0
Williams obligated mandatorily redeemable preferred securities of
   Trust holding only Williams indentures                                                           --             189.9
Stockholders' equity:
   Preferred stock, $1 per share par value, 30 million shares authorized                            --                --
   Common stock, $1 per share par value, 960 million shares authorized, 518.4 million
     issued in 2001, 447.9 million issued in 2000                                                518.4             447.9
   Capital in excess of par value                                                              4,901.1           2,473.9
   Retained earnings                                                                           1,763.8           3,065.7
   Accumulated other comprehensive income                                                        377.2              28.2
   Other                                                                                         (65.8)            (81.2)
                                                                                        --------------    --------------
                                                                                               7,494.7           5,934.5
   Less treasury stock (at cost), 3.4 million shares of common stock in 2001
     and 3.6 million in 2000                                                                     (39.7)            (42.5)
                                                                                        --------------    --------------
        Total stockholders' equity                                                             7,455.0           5,892.0
                                                                                        --------------    --------------
        Total liabilities and stockholders' equity                                      $     38,213.1    $     34,915.6
                                                                                        ==============    ==============

                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

(Millions)                                                                   Nine months ended September 30,
                                                                             -------------------------------
                                                                                 2001               2000*
                                                                             ------------       ------------
OPERATING ACTIVITIES:
   Income from continuing operations                                         $      939.1       $      601.8
   Adjustments to reconcile to cash provided by operations:
      Depreciation, depletion and amortization                                      562.2              475.5
      Provision for deferred income taxes                                           389.9              245.4
      Provision for loss on property and other assets                               117.8               16.4
      Net gain on dispositions of assets                                            (88.9)             (15.6)
      Minority interest in income and preferred returns of
         consolidated subsidiaries                                                   65.0               40.5
      Tax benefit of stock-based awards                                              26.3               22.4
      Cash provided (used) by changes in assets and liabilities:
         Accounts and notes receivable                                             (785.7)            (430.6)
         Inventories                                                                 (8.2)            (312.0)
         Margin deposits                                                            423.0              (58.9)
         Other current assets                                                       (31.4)             (48.1)
         Accounts payable                                                           165.9              510.9
         Accrued liabilities                                                        509.0              (20.1)
      Changes in current energy trading assets and liabilities                     (783.2)            (342.8)
      Changes in non-current energy trading assets and liabilities                 (711.1)            (291.2)
      Other, including changes in non-current assets and liabilities                 52.3               93.3
                                                                             ------------       ------------

         Net cash provided by operating activities                                  842.0              486.9
                                                                             ------------       ------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                    1,830.0            1,126.0
   Payments of notes payable                                                     (3,925.7)            (150.6)
   Proceeds from long-term debt                                                   4,013.8              900.0
   Payments of long-term debt                                                    (1,440.2)            (732.0)
   Proceeds from issuance of common stock                                         1,397.2               65.4
   Dividends paid                                                                  (237.9)            (199.1)
   Proceeds from sale of limited partner units of consolidated partnership           92.5                 --
   Payment of Williams obligated mandatorily redeemable preferred
      securities of Trust holding only Williams indentures                         (194.0)                --
   Other--net                                                                      (134.5)              (2.3)
                                                                             ------------       ------------

         Net cash provided by financing activities                                1,401.2            1,007.4
                                                                             ------------       ------------
INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                       (1,307.4)          (1,102.4)
      Proceeds from dispositions                                                     30.6               25.0
      Changes in accounts payable and accrued liabilities                             8.3              (14.1)
   Acquisition of business, net of cash acquired                                 (1,321.8)            (147.8)
   Purchases of investments/advances to affiliates                                 (417.8)            (129.7)
   Proceeds from disposition of investments and other assets                        406.1               20.2
   Purchase of assets subsequently leased to seller                                (276.0)                --
   Other--net                                                                        32.2               17.1
                                                                             ------------       ------------

         Net cash used by investing activities                                   (2,845.8)          (1,331.7)
                                                                             ------------       ------------

DISCONTINUED OPERATIONS:
   Net cash provided by operating activities                                          7.6               23.6
   Net cash provided by financing activities                                      1,343.4            1,775.0
   Net cash used by investing activities                                         (1,448.7)          (2,027.7)
   Cash of discontinued operations at spinoff                                       (96.5)                --
                                                                             ------------       ------------

         Net cash used by discontinued operations                                  (194.2)            (229.1)
                                                                             ------------       ------------


Decrease in cash and cash equivalents                                              (796.8)             (66.5)
Cash and cash equivalents at beginning of period**                                1,210.7            1,081.6
                                                                             ------------       ------------

Cash and cash equivalents at end of period**                                 $      413.9       $    1,015.1
                                                                             ============       ============


* Amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

** Includes cash and cash equivalents of discontinued operations of $213.9 million, $483.9 million and $162.5 million at December 31, 2000 and 1999 and September 30, 2000, respectively.

                             See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  General

    The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Current Report on Form 8-K dated May 22, 2001. The accompanying financial statements have not been audited by independent auditors, but include all normal recurring adjustments and others, which, in the opinion of Williams' management, are necessary to present fairly its financial position at September 30, 2001, its results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

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

2.  Basis of presentation

    Effective September 2001, the Energy Marketing & Trading segment is presented as Williams' third industry group joining Gas Pipeline and Energy Services. Energy Marketing & Trading was previously reported as an operating segment within the Energy Services industry group.

    As a result of the April 23, 2001, tax-free spinoff of Williams Communications Group, Inc. (WCG), WCG has been accounted for as discontinued operations and, accordingly, the accompanying consolidated financial statements and notes have been restated to reflect the results of operations, net assets and cash flows of WCG as discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to the continuing operations of Williams (see Note 7).

    During first-quarter 2001, Williams Energy Partners L.P. (WEP) completed an initial public offering. WEP, including Williams' general partnership interest, is now reported as a separate segment within Energy Services and consists primarily of certain terminals and an ammonia pipeline previously reported within Petroleum Services and Midstream Gas & Liquids, respectively. Also during first-quarter 2001, management of international activities, previously reported in Other, was transferred and the international activities are now reported as a separate segment within Energy Services.

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

    Prior year segment information has been restated to reflect the above mentioned changes.

    Certain other income statement, balance sheet and cash flow amounts have been reclassified to conform to the current classifications.

3.  Asset sales, impairments and other accruals

    Included in other (income) expense-net within segment costs and expenses and Petroleum Services' segment profit for the nine months ended September 30, 2001, is a pre-tax gain of $72.1 million from the sale of certain convenience stores.

    Included in other (income) expense-net within segment costs and expenses and Gas Pipeline's segment profit for the nine months ended September 30, 2001, is a pre-tax gain of $27.5 million for the sale of Williams' limited partnership interest in Northern Border Partners, L.P. Williams retained a general partnership interest.

    Included in other (income) expense-net within segment costs and expenses and Energy Marketing & Trading's segment profit for the nine months ended September 30, 2000, are guarantee loss accruals and impairments of $30.3 million. The impairment charges result from the decision to discontinue mezzanine lending services, and the accruals represent the estimated liabilities associated with guarantees of third-party lending activities.

4.  Investing income (loss)

    In accordance with certain accounting guidelines governing the valuation of investments, including publicly traded marketable equity securities, Williams recognized a $94.2 million charge in third-quarter 2001. This charge represents declines in the value of certain investments, including $70.9 million related to Williams' investment in WCG, which were determined to be other than temporary. This determination was primarily based on the continued depressed market values of these investments and the overall market value decline experienced by related industry sectors. The $94.2 million charge is included in investing income
(loss) and is reflected in net income with no associated tax benefit. Approximately $23.3 million of the write-down is also included in Energy Marketing & Trading's segment profit for the three and nine months ended September 30, 2001.

5.  Barrett acquisition

    Through a series of transactions, Williams acquired all of the outstanding stock of Barrett Resources Corporation (Barrett). On June 11, 2001, Williams acquired 50 percent of Barrett's outstanding common stock in a cash tender offer of $73 per share for a total of approximately $1.2 billion. Williams acquired the remaining 50 percent of Barrett's outstanding common stock on August 2, 2001, through a merger by exchanging each remaining share of Barrett common stock for 1.767 shares of Williams common stock for a total of approximately 30 million shares of Williams common stock valued at $1.2 billion. The value of the 30 million shares of Williams common stock was based on the average market price of Williams common stock for the 2 days before and after the May 7, 2001 announcement of the terms of the acquisition. This acquisition has been accounted for as a purchase business combination with a purchase price, including transaction fees and other related costs, of approximately $2.5 billion, excluding $312 million of debt obligations of Barrett. The allocation of the purchase price is preliminary; however, it is not expected to materially change.

    Williams' 50 percent share of Barrett's results of operations for the period June 11, 2001 to August 1, 2001, as well as amortization of the excess of Williams' investment over the underlying equity in Barrett's net assets for that period, is included in equity earnings within Exploration & Production's revenues and segment profit in the Consolidated Statement of Income. Beginning August 2, 2001, 100 percent of Barrett's results of operations are included in Exploration & Production's revenues and segment profit in the Consolidated Statement of Income.

    Barrett is an independent natural gas and oil exploration and production company with producing properties located principally in the Rocky Mountain and Mid-Continent regions of the United States. As of August 2, 2001, Barrett's estimated proved gas and oil reserves were 1.9 trillion cubic feet of gas equivalents. Barrett's assets include long-lived reserves that offer opportunity for long-term and steady growth and align strategically with Williams' other assets in those regions. Williams is a major gatherer and processor in the Rockies and has natural gas pipelines and gas liquids pipelines that move product out of the Rockies. In addition, these new gas reserves help to balance the risk profile of Williams' growing power portfolio by providing a physical and natural hedge against a short natural gas position.

    The following unaudited pro forma information combines the results of operations of Williams and Barrett as if the purchase of 100 percent of Barrett occurred January 1, 2000.

                                              Three                     Nine
(Millions, except per-share                months ended             months ended
  amounts)                                 September 30,            September 30,
                                     -----------------------   -----------------------
                                        2001         2000         2001         2000
                                     ----------   ----------   ----------   ----------
Unaudited

Revenues                             $  2,853.0   $  2,424.3   $  9,085.0   $  6,792.5
Income from continuing
   operations                        $    228.6   $    179.5   $  1,020.8   $    573.2
Net income                           $    228.6   $    124.1   $    841.7   $    544.0
Basic earnings per common share:
   Income from continuing
     operations                      $      .44   $      .38   $     1.98   $     1.21
   Net income                        $      .44   $      .26   $     1.64   $     1.15
Diluted earnings per common share:
   Income from continuing
     operations                      $      .44   $      .37   $     1.97   $     1.20
   Net income                        $      .44   $      .26   $     1.62   $     1.14
                                     ==========   ==========   ==========   ==========

    Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had occurred on January 1, 2000, or of future results of operations of the combined companies.

6.  Provision for income taxes

    The provision (benefit) for income taxes includes:

                    Three months ended          Nine months ended
(Millions)             September 30,              September 30,
                  -----------------------    -----------------------
                     2001         2000          2001         2000
                  ----------   ----------    ----------   ----------
Current:
  Federal         $     25.4   $     23.6    $    219.4   $    118.7
  State                   .8         10.2          35.9         28.7
  Foreign                2.8          3.4           9.1          2.5
                  ----------   ----------    ----------   ----------
                        29.0         37.2         264.4        149.9

Deferred:
  Federal              142.2         77.6         345.3        218.7
  State                 20.7          6.1          36.6         47.8
  Foreign                5.8         (8.5)          8.0        (21.1)
                  ----------   ----------    ----------   ----------
                       168.7         75.2         389.9        245.4
                  ----------   ----------    ----------   ----------
Total provision   $    197.7   $    112.4    $    654.3   $    395.3
                  ==========   ==========    ==========   ==========

    The effective income tax rate for the three and nine months ended September 30, 2001, is greater than the federal statutory rate due primarily to valuation allowances associated with the tax benefits for investment write-downs for which ultimate realization is uncertain and the effect of state income taxes.

    The effective income tax rate for the three and nine months ended September 30, 2000, is greater than the federal statutory rate due primarily to the effect of state income taxes.

7.  Discontinued operations

    On March 30, 2001, Williams' board of directors approved a tax-free spinoff of WCG to Williams' shareholders. Williams distributed 398.5 million shares, or approximately 95 percent of the WCG common stock held by Williams, to holders of record on April 9 of Williams common stock. Distribution of .822399 of a share of WCG common stock for each share of Williams common stock occurred on April 23, 2001. The distribution was recorded as a dividend and resulted in a decrease to stockholders' equity of approximately $1.8 billion, which included an increase to accumulated other comprehensive income of approximately $21.3 million. The WCG shares retained by Williams are included in investments in the Consolidated Balance Sheet. In third-quarter 2001, Williams recognized a $70.9 million loss related to the write-down of this investment due to the decline in value which was determined to be other than temporary (see Note 4). Additionally, receivables include amounts due from WCG of approximately $120 million at September 30, 2001. Williams has extended the payment term of up to $100 million of the outstanding balance which was due March 31, 2001 to March 15, 2002.

    Williams is providing indirect credit support for $1.4 billion of WCG's structured notes through a commitment to make available proceeds of a Williams equity issuance in the event any one of the following were to occur: (1) a WCG default; (2) downgrading of Williams' senior unsecured debt to Ba1 or below by Moody's, BB or below by S&P, or BB+ or below by Fitch, if Williams' common stock closing price is below $30.22 for ten consecutive trading days while such downgrade is in effect; or (3) to the extent proceeds from WCG's refinancing or remarketing of certain structured notes prior to March 2004 produces proceeds of less than $1.4 billion. The ability of WCG to make payments on the notes is dependent on its ability to raise additional capital and its subsidiaries' ability to dividend cash to WCG. Williams' current senior unsecured debt ratings are as follows: Moody's-Baa2, S&P-BBB and Fitch-BBB. WCG is obligated to reimburse Williams for any payment Williams is required to make in connection with these notes.

    Williams has provided a guarantee of WCG's obligations under a 1998 transaction in which WCG entered into an operating lease agreement covering a portion of its fiber-optic network. The total cost of the network assets covered by the lease agreement is $750 million. The lease terms initially totaled five years and, if renewed, could extend to seven years. WCG has an option to purchase the covered network assets during the lease term at an amount approximating lessor's cost. As a result of an agreement between Williams and WCG's revolving credit facility lenders, if Williams gains control of the network assets covered by the lease, Williams is obligated to return the assets to WCG and the liability of WCG to compensate Williams for such property must be subordinated to the interests of WCG's revolving credit facility lenders and may not mature any earlier than one year after the maturity of WCG's revolving credit facility.

    In third-quarter 2001, Williams purchased the WCG headquarters building and other ancillary assets from WCG for $276 million. Williams then entered into a long-term lease arrangement under which WCG is the sole lessee of these assets. As a result of this transaction, Williams' Consolidated Balance Sheet includes $28 million in accounts and notes receivable and $248 million in other assets and deferred charges relating to amounts due from WCG.

    Williams has received an initial private letter ruling from the Internal Revenue Service (IRS) stating that the distribution of WCG common stock would be tax-free to Williams and its stockholders. Although private letter rulings are generally binding on the IRS, Williams' will not be able to rely on this ruling if any of the factual representations or assumptions that were made to obtain the ruling are, or become, incorrect or untrue in any material respect. However, Williams is not aware of any facts or circumstances that would cause any of the representations or assumptions to be incorrect or untrue in any material respect. The distribution could also become taxable to Williams, but not Williams shareholders, under the Internal Revenue Code (IRC) in the event that Williams' or WCG's business combinations were deemed to be part of a plan contemplated at the time of distribution and would constitute a total cumulative change of more than 50 percent of the equity interest in either company.

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

    Summarized results of discontinued operations are as follows:

                                                                     Nine
                                Period            Three             months
                                ending         months ended         ended
(Millions)                     April 23,      September 30,     September 30,
                            --------------    --------------    --------------
                                 2001              2000              2000
                            --------------    --------------    --------------
Revenues                    $        329.5    $        206.7    $        542.3
Loss from operations:
  Loss before
     income taxes                   (271.3)           (104.9)            (28.5)
  Benefit for
     income taxes                     92.2              49.5              20.9
  Cumulative effect of
     change in accounting
     principle                          --                --             (21.6)
                            --------------    --------------    --------------
      Total loss from
         discontinued
         operations         $       (179.1)   $        (55.4)   $        (29.2)
                            ==============    ==============    ==============

8.  Earnings per share

    Basic and diluted earnings per common share are computed as follows:

(Dollars in millions, except                Three                         Nine
per-share amounts; shares                months ended                 months ended
in thousands)                            September 30,                September 30,
                                 ---------------------------   ---------------------------
                                     2001           2000           2001           2000
                                 ------------   ------------   ------------   ------------
Income from continuing
   operations for basic
   and diluted earnings
   per share                     $      221.3   $      176.5   $      939.1   $      601.8
                                 ============   ============   ============   ============
Basic weighted-average
   shares                             502,877        445,066        489,813        443,914
Effect of dilutive securities:
   Stock options                        3,288          5,228          3,999          5,096
                                 ------------   ------------   ------------   ------------
Diluted weighted-average
   shares                             506,165        450,294        493,812        449,010
                                 ============   ============   ============   ============
Earnings per common share
   from continuing
   operations:
      Basic                      $        .44   $        .39   $       1.92   $       1.36
      Diluted                    $        .44   $        .39   $       1.91   $       1.35
                                 ============   ============   ============   ============

9. Inventories

                                     September 30,     December 31,
(Millions)                                2001             2000
                                     --------------   --------------
Raw materials:
   Crude oil                         $        104.3   $         70.0
   Other                                        1.5              1.6
                                     --------------   --------------
                                              105.8             71.6
Finished goods:
   Refined products                           265.6            269.6
   Natural gas liquids                        194.3            200.2
   General merchandise                         10.8             12.5
                                     --------------   --------------
                                              470.7            482.3
Materials and supplies                        136.1            122.9
Natural gas in underground storage            147.4            169.0
Other                                           1.6              2.6
                                     --------------   --------------
                                     $        861.6   $        848.4
                                     ==============   ==============

10. Debt and banking arrangements

Notes payable

    During 2001, Williams increased its commercial paper program to $2.2 billion, backed by a short-term bank-credit facility. At September 30, 2001, $70 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions.

    In June 2001, Williams entered into a $200 million (amended in July to $300 million) short-term debt obligation expiring January 2002. The interest rate varies based on LIBOR plus .875 percent and was 3.5 percent at September 30, 2001.

    In July 2001, Williams issued $300 million in floating rate notes due July 2002. The interest rate varies based on LIBOR plus .875 percent and was 4.6 percent at September 30, 2001.

Debt

                                          Weighted-
                                          average
                                          interest        September 30,      December 31,
(Millions)                                 rate*               2001              2000
                                       --------------     --------------    --------------
Revolving credit loans                            4.7%    $        187.4    $        350.0
Debentures, 6.25%-10.25%,
   payable 2003-2031                              7.4            1,591.2           1,103.5
Notes, 5.1%-9.45%,
   payable through 2031(1)                        7.2            7,358.8           4,856.8
Notes, adjustable rate,
   payable through 2004                           4.3            1,355.3           2,080.4
Other, payable through 2016                       7.3               65.2              73.9
                                                          --------------    --------------
                                                                10,557.9           8,464.6
Current portion of long-term debt                               (1,736.5)         (1,634.1)
                                                          --------------    --------------
                                                          $      8,821.4    $      6,830.5
                                                          ==============    ==============

*   At September 30, 2001.

(1) $240 million, 6.125% notes, payable 2012, are subject to redemption at par at the option of the debtholder in 2002 and $400 million of 6.75% notes, payable 2016, putable/callable in 2006.

    Under the terms of Williams' $700 million revolving credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to varying amounts of the facility, while Williams (parent) has access to all unborrowed amounts. Interest rates vary with current market conditions. Additionally, certain Williams subsidiaries have revolving credit facilities with a total capacity of $102 million at September 30, 2001.

    In January 2001, Williams issued $1.1 billion in debt obligations consisting of $700 million of 7.5 percent debentures due 2031 and $400 million of 6.75 percent Putable Asset Term Securities due 2016, putable/callable in 2006.

    In June 2001, Williams issued $480 million of 7.75 percent notes due 2031.

    In August 2001, Williams issued $1.5 billion in debt obligations consisting of $750 million of 7.125 percent notes due 2011 and $750 million of 7.875 percent notes due 2021. A portion of the proceeds was used to repay $1.2 billion outstanding under a short-term credit agreement entered into for the cash portion of the Barrett acquisition (see Note 5).

    In August 2001, Transcontinental Gas Pipe Line issued $300 million of 7 percent notes due 2011, and Kern River Gas Transmission issued $510 million of
6.676 percent senior notes due 2016.

    In connection with the Barrett acquisition (see Note 5), Williams' September 30, 2001 Consolidated Balance Sheet includes $310 million of debt obligations of Barrett. Barrett's debt obligations include $150 million of 7.55 percent notes due 2007, which are guaranteed by Williams, and $155 million of debt obligations under Barrett's revolving credit agreement maturing December 2001. Interest rates on the revolving credit agreement vary with market conditions.

11. Derivative instruments and hedging activities

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

    At adoption, Williams recorded a cumulative effect of an accounting change associated with the adoption of SFAS No. 133 to record all derivatives at fair value. The cumulative effect of the accounting change was not material to net income, but resulted in a $95 million reduction of other comprehensive income (net of income tax benefits of $59 million) related to derivatives which hedge the variable cash flows of certain forecasted commodity transactions. Of the transition adjustment recorded in other comprehensive income at January 1, 2001, net losses of approximately $90 million (net of income tax benefits of $56 million) will be reclassified into earnings during 2001 (including approximately $12 million and $78 million of net after-tax losses reclassified for the three and nine months ended September 30, 2001, respectively) offsetting net gains expected to be realized in earnings from favorable market movements associated with the underlying transactions being hedged.

12. Contingent liabilities and commitments

Rate and regulatory matters and related litigation

    Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $50 million for potential refund as of September 30, 2001.

    In 1997, the Federal Energy Regulatory Commission (FERC) issued orders addressing, among other things, the authorized rates of return for three of Williams' interstate natural gas pipeline subsidiaries. All of the orders involve rate cases that became effective between 1993 and 1995 and, in each instance, these cases were superseded by more recently filed rate cases. In the three orders, the FERC continued its practice of utilizing a methodology for calculating rates of return that incorporates a long-term growth rate component. However, the long-term growth rate component used by the FERC is now a projection of U.S. gross domestic product growth rates. Generally, calculating rates of return utilizing a methodology which includes a long-term growth rate component results in rates of return that are lower than they would be if the long-term growth rate component were not included in the methodology. Each of the three pipeline subsidiaries challenged its respective FERC order in an effort to have the FERC change its rate-of-return methodology with respect to these and other rate cases. On January 30, 1998, the FERC convened a public conference to consider, on an industry-wide basis, issues with respect to pipeline rates of return. In July 1998, the FERC issued orders in two of the three pipeline subsidiary rate cases, again modifying its rate-of-return methodology by adopting a formula that gives less weight to the long-term growth component. Certain parties appealed the FERC's action, because the most recent formula modification results in somewhat higher rates of return compared to the rates of return calculated under the FERC's prior formula. The appeals have been denied. Similarly, in July 2001, the Court of Appeals denied a petition for review, attaching the application of the weighting of the growth factors to a still pending rate proceeding involving a Williams interstate pipeline. In June and July 1999, the FERC applied the new methodology in the third pipeline subsidiary rate case, as well as in a fourth case involving the same pipeline subsidiary. In March 2000, the FERC applied the new methodology in a fifth case involving a Williams interstate pipeline subsidiary, and certain parties sought rehearing before the FERC in this proceeding. In January 2001, the FERC denied the rehearing requests in this proceeding.

    As a result of FERC Order 636 decisions in prior years, each of the natural gas pipeline subsidiaries has undertaken the reformation or termination of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

    Williams Energy Marketing & Trading subsidiaries are engaged in power marketing in various geographic areas, including California. Prices charged for power by Williams and other traders and generators in California and other western states have been challenged in various proceedings including those before the FERC. In December 2000, the FERC issued an order which provided that, for the period between October 2, 2000 and December 31, 2002, it may order refunds from Williams and other similarly situated companies if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. Beginning on March 9, 2001, the FERC issued a series of orders directing Williams and other similarly situated companies to provide refunds for any prices charged in excess of FERC established proxy prices in January, February, March, April and May 2001, or to provide justification for the prices charged during those months. According to the FERC, Williams' total potential refund liability for January through May 2001 is approximately $30 million. Williams has filed justification for its prices with the FERC and calculated its refund liability under the methodology used by the FERC to compute refund amounts at approximately $11 million. However, in its FERC filings, Williams continues its objections to refunds in any amount.

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

    In an order issued June 19, 2001, the FERC has implemented a revised price mitigation and market monitoring plan for wholesale power sales by all suppliers of electricity, including Williams, in spot markets for a region that includes California and ten other western states (the "Western Systems Coordinating Council," or "WSCC"). In general, the plan, which will be in effect from June 20, 2001 through September 30, 2002, establishes a market clearing price for spot sales in all hours of the day that is based on the bid of the highest-cost gas-fired California generating unit that is needed to serve the California Independent System Operator's load. When generation operating reserves fall below 7 percent in California (a "reserve deficiency period"), absent cost-based justification for a higher price, the maximum price that Williams may charge for wholesale spot sales in the WSCC is the market clearing price. When generation operating reserves rise to 7 percent or above in California, absent cost-based justification for a higher price, Williams' maximum price will be limited to 85 percent of the highest hourly price that was in effect during the most recent reserve deficiency period. The June 19 order also implemented multi-party settlement talks regarding refunds for past periods that concluded without resolution of the issues. Absent settlement, the presiding administrative law judge issued a report to the FERC that, with some variations, recommends applying the methodology of the June 19 order to determine refunds for prior periods. On July 25, 2001, the FERC issued an order adopting, to a significant extent, the Judge's recommendation and establishing an expedited hearing to establish the facts necessary to determine refunds under the approved methodology. Refunds under this order will cover the period of October 2, 2000 through June 20, 2001. They will be paid as offsets against outstanding bills and are inclusive of any amounts previously noticed for refund for that period.

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

    On September 27, 2001, the FERC issued a Notice of Proposed Rulemaking proposing to adopt uniform standards of conduct for transmission providers. The proposed rules define transmission providers as interstate natural gas pipelines and public utilities that own, operate or control electric transmission facilities. The proposed standards would regulate the conduct of transmission providers with their energy affiliates. The FERC proposes to define energy affiliates broadly to include any transmission provider affiliate that engages in or is involved in transmission (gas or electric) transactions, or manages or controls transmission capacity, or buys, sells, trades or administers natural gas or electric energy or engages in financial transactions relating to the sale or transmission of natural gas or electricity. Current rules affecting Williams regulate the conduct of Williams' natural gas pipelines and their natural gas marketing affiliates. If adopted, these new standards would require the adoption of new compliance measures by certain Williams subsidiaries.

Environmental matters

    Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At September 30, 2001, these subsidiaries had accrued liabilities totaling approximately $33 million for these costs.

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

    Transcontinental Gas Pipe Line, Texas Gas and Williams Gas Pipelines Central (Central) have identified polychlorinated biphenyl (PCB) contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of September 30, 2001, Central had accrued a liability for approximately $9 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $33 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Texas Gas, Transcontinental Gas Pipe Line and Central have deferred these costs as incurred pending recovery through future rates and other means.

    In July 1999, Transcontinental Gas Pipe Line received a letter stating that the U.S. Department of Justice (DOJ), at the request of the EPA, intends to file a civil action against Transcontinental Gas Pipe Line arising from its waste management practices at Transcontinental Gas Pipe Line's compressor stations and metering stations in 11 states from Texas to New Jersey. The DOJ stated in the letter that its complaint will seek civil penalties and injunctive relief under federal environmental laws. The DOJ offered to discuss settlement of the claims, and discussions began in September 1999 and have continued throughout 2000 and into 2001. However, Transcontinental Gas Pipe Line believes it has substantially addressed environmental concerns on its system through ongoing voluntary remediation and management programs.

    Williams Energy Services (WES) and its subsidiaries also accrue environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, WES owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At September 30, 2001, WES and its subsidiaries had accrued liabilities totaling approximately $42 million. WES accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At September 30, 2001, WES and its subsidiaries had accrued receivables totaling $2 million.

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

    In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At September 30, 2001, Williams had approximately $11 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

    On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from Williams' pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period July 1, 1998 through July 2, 2001. Williams is in the process of responding to the request.

Other legal matters

    In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending three lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. In addition, through September 30, 2001, post-judgement interest was approximately $9.7 million. Transcontinental Gas Pipe Line's appeals have been denied by the Texas Court of Appeals for the First District of Texas, and on April 2, 2001, the company filed an appeal to the Texas Supreme Court which is pending. In the other cases, producers have asserted damages, including interest calculated through September 30, 2001, of $9.5 million. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

    On June 8, 2001, 14 Williams entities were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. The Williams entities will join other defendants in filing at least two dispositive motions, along with contesting class certification in the next several months. In September 2001, the plaintiffs voluntarily dismissed two of the 14 Williams entities named as defendants in the lawsuit.

    In 1998, the United States Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries including Central, Kern River Gas Transmission, Northwest Pipeline, Williams Gas Pipeline Company, Transcontinental Gas Pipe Line Corporation, Texas Gas, Williams Field Services Company and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the United States Department of Justice announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including the ones filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints filed by various defendants, including Williams, were denied on May 18, 2001.

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

    On May 2, 2001, the Lieutenant Governor of the State of California and Assemblywoman Barbara Matthews, acting in their individual capacities as members of the general public, filed suit against five companies including Williams Energy Marketing & Trading and fourteen executive officers, including Keith Bailey, Chairman and CEO of Williams, Steve Malcolm, President and CEO of Williams Energy Services and an Executive Vice President of Williams, and Bill Hobbs, Senior Vice President of Williams Energy Marketing & Trading, in Los Angeles Superior State Court alleging State Antitrust and Fraudulent and Unfair Business Act Violations and seeking injunctive and declaratory relief, civil fines, treble damages and other relief, all in an unspecified amount. This case is being coordinated with the other class actions.

    On May 17, 2001, the DOJ advised Williams that it had commenced an antitrust investigation relating to an agreement between a subsidiary of Williams and AES Southland alleging that the agreement limits the expansion of electric generating capacity at or near the AES Southland plants that are subject to a long-term tolling agreement between Williams and AES. In connection with that investigation, the DOJ has issued two Civil Investigative Demands to Williams requesting answers to certain interrogatories and the production of documents. Williams is cooperating with the investigation.

    On October 5, 2001, suit was filed on behalf of California taxpayers and electric ratepayers in the Superior Court for the County of San Francisco against the Governor of California and 22 other defendants consisting of other state officials, utilities and generators, including Energy Marketing & Trading. The suit alleges that the long-term power contracts entered into by the state with generators are illegal and unenforceable on the basis of fraud, mistake, breach of duty, conflict of interest, failure to comply with law, commercial impossibility and change in circumstances. Remedies sought include rescission, reformation, injunction, and recovery of funds.

    On October 19, 2001, Williams settled a $42 million claim for coal royalty payments relating to a discontinued activity by agreeing to pay $9.5 million.

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

Commitments

    Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are either currently in operation or are to be constructed at various locations throughout the continental United States. At September 30, 2001, annual estimated committed payments under these contracts range from approximately $20 million to $462 million, resulting in total committed payments over the next 21 years of approximately $8 billion.

13. Williams obligated mandatorily redeemable preferred securities

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

14. Equity offering

    In January 2001, Williams issued approximately 38 million shares of common stock in a public offering at $36.125 per share. The impact of this issuance resulted in increases of approximately $38 million to common stock and $1.3 billion to capital in excess of par value.

15.  Comprehensive income

    Comprehensive income is as follows:

                                             Three                        Nine
                                          months ended                months ended
(Millions)                                September 30,               September 30,
                                    ------------------------    ------------------------
                                       2001          2000          2001          2000
                                    ----------    ----------    ----------    ----------
Net income                          $    221.3    $    121.1    $    760.0    $    572.6

Other comprehensive
  income:
  Unrealized gains (losses)
     on securities                       (18.1)        272.3         (71.3)        635.8
   Realized (gains) losses on
      securities in net income            20.3         (40.2)          (.4)       (323.0)
   Cumulative effect of a
     change in accounting for
     derivative instruments                 --            --        (153.4)           --
   Unrealized gains on derivative
     instruments                         408.5            --         865.6            --
   Net reclassification into
     earnings of derivative
     instrument gains                   (120.3)           --         (74.6)           --
   Foreign currency
     translation adjustments             (11.6)        (14.9)        (36.0)        (30.4)
                                    ----------    ----------    ----------    ----------
   Other comprehensive
     income before taxes
     and minority interest               278.8         217.2         529.9         282.4
   Income tax provision on
     other comprehensive
     income                             (112.1)        (90.2)       (212.2)       (121.4)
   Minority interest in other
     comprehensive income                   --         (19.0)         10.0         (21.9)
                                    ----------    ----------    ----------    ----------
Other comprehensive income               166.7         108.0         327.7         139.1
                                    ----------    ----------    ----------    ----------
Comprehensive income                $    388.0    $    229.1    $  1,087.7    $    711.7
                                    ==========    ==========    ==========    ==========

    Components of other comprehensive income (loss) before minority interest and taxes related to discontinued operations are as follows:

                                              Three                         Nine
                                           months ended                months ended
(Millions)                                 September 30,               September 30,
                                      -----------------------    ------------------------
                                         2001         2000          2001          2000
                                      ----------   ----------    ----------    ----------
Unrealized gains (losses) on
  securities                          $       --   $    275.0    $    (56.2)   $    614.9
Realized gains on securities in
  net income                                  --        (40.2)        (20.7)       (323.0)
Foreign currency translation
  adjustments                                 --        (14.2)        (22.1)        (29.1)
                                      ----------   ----------    ----------    ----------
Other comprehensive income
  (loss) before minority interest
  and taxes related to discontinued
  operations                          $       --   $    220.6    $    (99.0)   $    262.8
                                      ==========   ==========    ==========    ==========

16. Segment disclosures

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

    The increase in Exploration & Production's total assets, as noted on page 18, is due primarily to the assets and preliminary purchase price allocation related to the Barrett acquisition (see Note 5) and to the increased value of hedge contracts on natural gas production.

    The following table reflects the reconciliation of operating income as reported in the Consolidated Statement of Income to segment profit (loss), per the tables on pages 17 and 18:


                               Three months ended September 30, 2001      Three months ended September 30, 2000
                             -----------------------------------------   ---------------------------------------
                              Operating      Loss from       Segment      Operating     Loss from      Segment
(Millions)                     Income       Investments      Profit        Income      Investments     Profit
                             -----------    -----------    -----------   -----------   -----------   -----------
Energy Marketing & Trading   $     380.5    $     (23.3)   $     357.2   $     147.1   $        --   $     147.1
Gas Pipeline                       137.7             --          137.7         153.4            --         153.4
Energy Services                    215.9             --          215.9         168.4            --         168.4
Other                                1.6             --            1.6           3.3            --           3.3
                             -----------    -----------    -----------   -----------   -----------   -----------
Total segments                     735.7    $     (23.3)   $     712.4         472.2   $        --   $     472.2
                             -----------    -----------    -----------   -----------   -----------   -----------
General corporate
   expenses                        (32.4)                                      (18.7)
                             -----------                                 -----------
Total operating
   income                    $     703.3                                 $     453.5
                             ===========                                 ===========

                               Nine months ended September 30, 2001       Nine months ended September 30, 2000
                             -----------------------------------------   ---------------------------------------
                              Operating      Loss from       Segment      Operating     Loss from      Segment
(Millions)                     Income       Investments      Profit        Income      Investments     Profit
                             -----------    -----------    -----------   -----------   -----------   -----------
Energy Marketing & Trading   $   1,138.2    $     (23.3)   $   1,114.9   $     497.5   $        --   $     497.5
Gas Pipeline                       548.7             --          548.7         565.9            --         565.9
Energy Services                    583.5             --          583.5         439.8            --         439.8
Other                               10.5             --           10.5           9.6            --           9.6
                             -----------    -----------    -----------   -----------   -----------   -----------
Total segments                   2,280.9    $     (23.3)   $   2,257.6       1,512.8   $        --   $   1,512.8
                             -----------    -----------    -----------   -----------   -----------   -----------
General corporate
   expenses                        (88.8)                                      (65.8)
                             -----------                                 -----------

Total operating
   income                    $   2,192.1                                 $   1,447.0
                             ===========                                 ===========

                                                                               Revenues
                                                ------------------------------------------------------------------
                                                  External          Inter-        Equity Earnings                        Segment
(Millions)                                        Customers        segment           (Losses)            Total        Profit (Loss)
                                                -------------   -------------     ---------------    -------------    -------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

ENERGY MARKETING & TRADING                      $       705.1   $      (180.6)*   $           (.3)   $       524.2    $       357.2
GAS PIPELINE                                            408.5            12.4                11.9            432.8            137.7
ENERGY SERVICES
  Exploration & Production                               46.6           104.7                 2.6            153.9             56.9
  International                                          36.0              --                  --             36.0              7.8
  Midstream Gas & Liquids                               257.9           147.1                (1.6)           403.4             81.1
  Petroleum Services                                  1,317.9            59.6                  --          1,377.5             66.1
  Williams Energy Partners                               17.6             4.2                  --             21.8              4.0
  Merger-related costs and
    non-compete amortization                               --              --                  --               --               --
                                                -------------   -------------     ---------------    -------------    -------------
  TOTAL ENERGY SERVICES                               1,676.0           315.6                 1.0          1,992.6            215.9
                                                -------------   -------------     ---------------    -------------    -------------
OTHER                                                     8.2             9.7                  --             17.9              1.6
ELIMINATIONS                                               --          (157.1)                 --           (157.1)              --
                                                -------------   -------------     ---------------    -------------    -------------
TOTAL                                           $     2,797.8   $          --     $          12.6    $     2,810.4    $       712.4
                                                =============   =============     ===============    =============    =============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

ENERGY MARKETING & TRADING                      $       475.2   $      (186.8)*   $            .1    $       288.5    $       147.1
GAS PIPELINE                                            413.2            17.0                 7.2            437.4            153.4
ENERGY SERVICES
  Exploration & Production                                4.9            62.1                  --             67.0             18.0
  International                                          18.1              --                  .6             18.7              4.2
  Midstream Gas & Liquids                               170.7           173.4                (1.0)           343.1             83.2
  Petroleum Services                                  1,219.9            30.2                 (.1)         1,250.0             60.2
  Williams Energy Partners                               13.0             4.3                  --             17.3              4.2
  Merger-related costs and
    non-compete amortization                               --              --                  --               --             (1.4)
                                                -------------   -------------     ---------------    -------------    -------------
  TOTAL ENERGY SERVICES                               1,426.6           270.0                 (.5)         1,696.1            168.4
                                                -------------   -------------     ---------------    -------------    -------------
OTHER                                                     7.6             9.4                  --             17.0              3.3
ELIMINATIONS                                               --          (109.6)                 --           (109.6)              --
                                                -------------   -------------     ---------------    -------------    -------------
TOTAL                                           $     2,322.6   $          --     $           6.8    $     2,329.4    $       472.2
                                                =============   =============     ===============    =============    =============


* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

                                                                 Revenues
                                 -----------------------------------------------------------------------------
                                     External             Inter-           Equity Earnings                            Segment
(Millions)                          Customers            segment               (Losses)            Total            Profit (Loss)
                                 ---------------     ---------------       ---------------     ---------------     ---------------

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001

ENERGY MARKETING & TRADING       $       2,065.8     $        (480.6)*     $           1.4     $       1,586.6     $       1,114.9
GAS PIPELINE                             1,257.0                29.8                  30.1             1,316.9               548.7
ENERGY SERVICES
  Exploration & Production                  65.7               316.5                   8.5               390.7               147.8
  International                             87.1                  --                  (1.1)               86.0                 2.8
  Midstream Gas & Liquids                1,027.9               467.6                 (14.3)            1,481.2               159.7
  Petroleum Services                     4,111.5               231.8                    .1             4,343.4               258.4
  Williams Energy Partners                  51.9                11.9                    --                63.8                16.3
  Merger-related costs and
    non-compete amortization                  --                  --                    --                  --                (1.5)
                                 ---------------     ---------------       ---------------     ---------------     ---------------
  TOTAL ENERGY SERVICES                  5,344.1             1,027.8                  (6.8)            6,365.1               583.5
                                 ---------------     ---------------       ---------------     ---------------     ---------------
OTHER                                       27.8                29.6                   (.4)               57.0                10.5
ELIMINATIONS                                  --              (606.6)                   --              (606.6)                 --
                                 ---------------     ---------------       ---------------     ---------------     ---------------
TOTAL                            $       8,694.7     $            --       $          24.3     $       8,719.0     $       2,257.6
                                 ===============     ===============       ===============     ===============     ===============



FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000

ENERGY MARKETING & TRADING       $       1,378.6     $        (480.3)*     $            .2     $         898.5     $         497.5
GAS PIPELINE                             1,345.3                45.9                  19.5             1,410.7               565.9
ENERGY SERVICES
  Exploration & Production                  29.3               165.2                     -               194.5                39.4
  International                             51.1                   -                   1.1                52.2                 9.2
  Midstream Gas & Liquids                  504.2               485.8                   (.8)              989.2               236.8
  Petroleum Services                     3,189.5               107.4                   (.3)            3,296.6               146.1
  Williams Energy Partners                  38.9                13.7                    --                52.6                13.9
  Merger-related costs and
    non-compete amortization                  --                  --                    --                  --                (5.6)
                                 ---------------     ---------------       ---------------     ---------------     ---------------
  TOTAL ENERGY SERVICES                  3,813.0               772.1                    --             4,585.1               439.8
                                 ---------------     ---------------       ---------------     ---------------     ---------------
OTHER                                       21.8                28.5                    --                50.3                 9.6
ELIMINATIONS                                  --              (366.2)                   --              (366.2)                 --
                                 ---------------     ---------------       ---------------     ---------------     ---------------
TOTAL                            $       6,558.7     $            --       $          19.7     $       6,578.4     $       1,512.8
                                 ===============     ===============       ===============     ===============     ===============




                                                                                                           TOTAL ASSETS
                                                                                              -------------------------------------
(Millions)                                                                                    September 30, 2001  December 31, 2000
                                                                                              ------------------  -----------------

ENERGY MARKETING & TRADING                                                                      $      15,728.1   $      14,609.7
GAS PIPELINE                                                                                            9,199.7           8,956.2
ENERGY SERVICES
  Exploration & Production                                                                              4,970.5             671.5
  International                                                                                         2,209.1           2,214.4
  Midstream Gas & Liquids                                                                               4,425.5           4,293.5
  Petroleum Services                                                                                    2,974.2           2,666.5
  Williams Energy Partners                                                                                366.4             349.8
                                                                                                ---------------   ---------------
  TOTAL ENERGY SERVICES                                                                                14,945.7          10,195.7
                                                                                                ---------------   ---------------
OTHER                                                                                                    6,281.3           7,019.9
ELIMINATIONS                                                                                            (7,941.7)         (8,156.1)
                                                                                                ----------------  ----------------
                                                                                                        38,213.1          32,625.4
NET ASSETS OF DISCONTINUED OPERATIONS                                                                         --           2,290.2
                                                                                                ----------------  ----------------
TOTAL                                                                                           $       38,213.1  $       34,915.6
                                                                                                ================  ================


* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

17.  Recent accounting standards


   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under this Statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested annually for impairment. The Statement becomes effective for all fiscal years beginning after December 15, 2001.

   Williams will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Application of the nonamortization provisions of the Statement will not be material. During first-quarter 2002, Williams will perform an initial impairment test of goodwill as of January 1, 2002. The effect of this test on the results of operations and financial position of Williams has not been determined. The acquisition of Barrett Resources was completed on August 2, 2001 (see Note 5). Approximately $1 billion of goodwill recorded as a result of this acquisition is not being amortized.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this standard on Williams' results of operations and financial position is being evaluated.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Statement will be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of the Statement is not expected to have any initial impact on Williams' results of operations or financial position.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



     In March 2001, the board of directors of Williams approved a tax-free spinoff of Williams' communications business, Williams Communications Group, Inc. (WCG), to Williams' shareholders. On April 23, 2001, Williams distributed
398.5 million shares, or approximately 95 percent of the WCG common stock held by Williams, to holders of record of Williams common stock. As a result, the consolidated financial statements have been restated to present WCG as discontinued operations (see Note 7 of Notes to Consolidated Financial Statements). Unless otherwise indicated, the following discussion and analysis of results of operations, financial condition and liquidity relates to the continuing operations of Williams and should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

THIRD QUARTER 2001 VS. THIRD QUARTER 2000

OVERVIEW

     Williams' revenues increased $481 million, or 21 percent, due primarily to higher gas and electric power trading and services revenues, the $126 million impact of reporting certain revenues net of the related costs in 2000 related to sales activity surrounding certain terminals (see Note 2), revenues from Canadian operations acquired in fourth-quarter 2000, higher petroleum products revenues and the revenues of Barrett Resources Corporation (Barrett) acquired in August 2001, partially offset by $122 million decrease in revenues related to the convenience stores sold in May 2001.

     Segment costs and expenses increased $217.5 million, or 12 percent, due primarily to the impact of reporting certain sales activity costs net with related revenues in 2000, higher costs associated with Canadian operations acquired in fourth-quarter 2000, higher petroleum product costs, costs associated with Barrett acquired in August 2001 and higher charitable contribution commitments. These increases were partially offset by a $119 million decrease in costs related to the convenience stores sold in May 2001.

     Operating income increased $249.8 million, or 55 percent, due primarily to higher gas and electric power trading and services margins (including $164 million from the recognition of power sales made in previous 2001 quarters -- see Energy Marketing & Trading's third quarter discussion) and the impact of Barrett, partially offset by charitable contribution commitments.

     Income from continuing operations before income taxes increased $130.1 million from $288.9 million in 2000 to $419 million in 2001, due primarily to $249.8 million higher operating income. These increases were partially offset by a $105.2 million decrease in investing income (loss) primarily from write-downs of certain investments and $14.6 million higher net interest expense reflecting increased debt in support of continued expansion and new projects.

ENERGY MARKETING & TRADING

     ENERGY MARKETING & TRADING'S revenues increased $235.7 million, or 82 percent, due to a $287 million increase in trading revenues and a $52 million decrease in non-trading revenues. The $287 million increase in trading revenues is due primarily to $249 million higher gas and electric power trading and services margins and $23 million higher crude and refined trading margins as well as $15 million higher natural gas liquids margins. The higher gas and electric power trading and services margins primarily reflect favorable results from proprietary trading activities in natural gas, partially offset by net unfavorable changes in existing power portfolios. In addition, the increased gas and electric power trading and services margins include $180 million from the recognition of power sales, $164 million of which related to previous quarters in 2001, due to additional guidance regarding California's credit responsibility for power sales to major utilities. The higher crude and refined trading margins and higher natural gas liquids margins result from favorable price movements in relation to current trading positions.

     The $52 million decrease in non-trading revenues is due primarily to $51 million lower natural gas liquids revenues resulting from lower sales prices.

     Costs and operating expenses decreased $34 million, or 47 percent, due primarily to $39 million lower natural gas liquids costs. This variance is associated with the corresponding change in non-trading revenues discussed above.

     Segment profit increased $210.1 million to $357.2 million in 2001 as compared to $147.1 million of segment profit in 2000. The increase is due primarily to $287 million higher trading revenues discussed above partially offset by $12 million lower margins from non-trading natural gas liquids operations, $42 million increase in selling, general and administrative expenses, and a $23.3 million loss from the write-downs of marketable equity securities and a cost-based investment (see Note 4). The higher selling, general and administrative costs reflect higher variable compensation levels associated with the increased operating performance as well as charitable contribution commitments to state universities.

CALIFORNIA

     At September 30, 2001, Energy Marketing & Trading had net accounts receivable recorded of approximately $477 million for power sales to the California Independent System Operator (ISO) and the California Power Exchange Corporation (CPEC). The increase from June 30, 2001 in the net accounts receivable is due to $180 million revenues recognized primarily for previous 2001 quarter power sales as discussed above. While the amount recorded reflects management's best estimate of collectibility, future events or circumstances could change those estimates. In March and April of 2001, two California power related entities, the CPEC and Pacific Gas and Electric Company (PG&E), filed for bankruptcy under Chapter 11. On September 20, 2001, PG&E filed a reorganization plan as part of its Chapter 11 bankruptcy proceeding that seeks to pay all of its creditors in full. California utility regulators agreed on October 2, 2001, to a settlement in which Edison International (EIX) unit Southern California Edison will repay its back debt out of existing rates by 2005. The agreement settles a federal-court lawsuit in which the utility sought to force the California Public Utilities Commission to raise rates and allows the utility to recover an estimated $3 billion in back debt. Both the reorganization plan and the settlement agreement are subject to current challenges, further legal proceedings and regulatory approvals. Williams does not believe its credit exposure to these utilities will result in a materially adverse effect on its results of operations or financial condition.

     The prices charged for power by Williams and other traders and generators in California and other western markets have been challenged in various proceedings, including those before the Federal Energy Regulatory Commission
(FERC). In December 2000, the FERC issued an order which provided that for the period between October 2, 2000 and December 31, 2002, it may order refunds from Williams and other similarly situated companies if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices, or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. Beginning on March 9, 2001, the FERC issued a series of orders directing Williams and other similarly situated companies to provide refunds for any prices charged in excess of FERC established proxy prices in January, February, March, April and May 2001 or to provide justification for the prices charged during those months. According to the FERC, Williams' total potential refund liability for January through May, 2001, is approximately $30 million. Williams has filed justification for its prices with the FERC and calculated its refund liability under the methodology used by the FERC to compute refund amounts at approximately $11 million. However, in its FERC filings, Williams continues its objections to refunds in any amount.

     Certain entities have also asked the FERC to revoke Williams' authority to sell power from California-based generating units at market-based rates; to limit Williams to cost-based rates for future sales from such units and to order refunds of excessive rates, with interest, retroactive to May 1, 2000, and possibly earlier. Although Williams believes these requests are ill-founded and will be rejected by the FERC, there can be no assurance of such action.

     In an order issued June 19, 2001, the FERC has implemented a revised price mitigation and market monitoring plan for wholesale power sales by all suppliers of electricity, including Williams, in spot markets for a region that includes California and ten other western states (the "Western Systems Coordinating Council," or "WSCC"). In general, the plan, which will be in effect from June 20, 2001 through September 30, 2002, establishes a market clearing price for spot sales in all hours of the day that is based on the bid of the highest-cost gas-fired California generating unit that is needed to serve the California ISO's load. When generation operating reserves fall below 7 percent in California (a "reserve deficiency period"), absent cost based justification for a higher price, the maximum price that Williams may charge for wholesale spot sales in the WSCC is the market clearing price. When generation operating reserves rise to 7 percent or above in California, absent cost-based justification for a higher price, Williams' maximum price will be limited to 85 percent of the highest hourly price that was in effect during the most recent reserve deficiency period. The June 19 order also implemented multi-party settlement talks regarding refunds for past periods that concluded without resolution of the issues. Absent settlement, the presiding administrative law judge issued a report to the FERC that, with some variations, recommends applying the methodology of the June 19 order to determine refunds for prior periods. On July 25, 2001, the FERC issued an order adopting, to a significant extent, the Judge's recommendation and establishing an expedited hearing to establish the facts necessary to determine refunds under the approved methodology. Refunds under this order will cover the period of October 2, 2000 through June 20, 2001. They will be paid as offsets against outstanding bills and are inclusive of any amounts previously noticed for refund for that period.

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

     In addition to these federal agency actions, a number of federal and state initiatives addressing the issues of the California electric power industry are also ongoing and may result in restructuring of various markets in California and elsewhere. Discussions in California and other states have ranged from threats of re-regulation to suspension of plans to move forward with deregulation. Allegations have also been made that the wholesale price increases resulted from the exercise of market power and collusion of the power generators and sellers, such as Williams. These allegations have resulted in multiple state and federal investigations as well as the filing of class-action lawsuits in which Williams is a named defendant (see "Other Legal Matters" in Note 12). Most of these initiatives, investigations and proceedings are in their preliminary stages and their likely outcome cannot be estimated. There can be no assurance that these initiatives, investigations and proceedings will not have an adverse effect on Williams' results of operations or financial condition.

GAS PIPELINE

     GAS PIPELINE'S revenues decreased $4.6 million, or 1 percent, due primarily to $13 million lower gas exchange imbalance settlements (offset in costs and operating expenses), $4 million lower transportation revenues at Texas Gas due primarily to discounting and $3 million reduction of rate refund liabilities in 2000 following the settlement of a prior rate proceeding. Partially offsetting these decreases were $14 million higher transportation demand revenues at Transco and Kern River and $5 million higher equity investment earnings from pipeline joint venture projects.

     Costs and operating expenses decreased $5.2 million, or 2 percent. The decrease reflects $13 million lower gas exchange imbalance settlements (offset in revenues), partially offset by $12 million in higher depreciation expense due to increased property, plant and equipment placed into service.

     Other (income) expense-net includes $14 million of charitable contribution commitments primarily related to the Williams 2001 United Way campaign held during the quarter. Last year's Williams United Way campaign commitments were made in the fourth quarter.

     Segment profit decreased $15.7 million, or 10 percent, due primarily to the $14 million charitable contribution commitments.

     Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences lower segment profits in the second and the third quarters as compared with the first and fourth quarters.

ENERGY SERVICES

     EXPLORATION & PRODUCTION'S revenues increased $86.9 million, to $153.9 million in 2001 from $67 million in 2000, due primarily to $69 million of revenues related to Barrett, which became a consolidated entity on August 2, 2001 (see Note 5 for further discussion of Barrett). Included in the $69 million is the favorable impact of hedge contracts placed on Barrett production by Williams. Revenues also increased $11 million from increased average realized natural gas sales prices (including the effect of hedge positions). Approximately 80 percent of production in third-quarter 2001 was hedged.

     Segment profit increased $38.9 million, to $56.9 million in 2001 from $18.0 million in 2000, due primarily to the higher revenues discussed above, partially offset by $41 million of segment costs and expenses related to Barrett and $7 million higher general and administrative expenses.

     INTERNATIONAL'S revenues increased $17.3 million, from $18.7 million in 2000. The increase is attributable to $10.2 million of revenue from a new gas compression facility in Venezuela which began operations in August 2001, $6.6 million of revenue from Colorado soda ash production which began in October 2000, and $1.3 million increase in revenues from the existing Venezuelan gas compression facility. Equity earnings of $2.9 million from a new NGL extraction and processing joint venture in Venezuela were offset by $2.8 million higher equity losses from the Lithuanian refinery, pipeline and terminal investment.

     Costs and operating expenses increased $13.3 million, due primarily to $11.7 million related to soda ash production which began in October 2000 and $2.5 million related to the new gas compression facility in Venezuela which began operations in 2001.

     Segment profit increased $3.6 million from $4.2 million in 2000. The increase in segment profit is primarily related to $7.8 million from the new gas compression facility in Venezuela partially offset by $5.1 million higher segment loss related to the soda ash project.

     MIDSTREAM GAS & LIQUIDS' revenues increased $60.3 million, or 18 percent, due primarily to $99 million in revenues from Canadian operations acquired in October 2000. Domestic natural gas liquids revenues decreased $44 million reflecting a $25 million decrease from 20 percent lower average domestic natural gas liquids sales prices and a $19 million decrease due to a 13 percent decrease in domestic liquids volumes sold.

     Costs and operating expenses increased $55 million to $291 million in the third-quarter 2001, due primarily to $85 million of costs and operating expenses related to the Canadian operations and increased domestic operating and maintenance costs. Substantially offsetting those increased costs were $41 million lower product costs related to domestic natural gas liquids sales.

     Included in other (income) expense-net within segment costs and expenses for 2001 is a $4.2 million impairment loss related to management's third-quarter 2001 decision to sell certain south Texas non-regulated gathering assets. The $4.2 million charge represents the impairment of the assets to fair value based on expected proceeds from a sale.

     Segment profit decreased $2.1 million, or 2.5 percent due primarily to the $4.2 million impairment loss discussed above, a $3 million decrease from domestic natural gas liquids sales activities and an increase in domestic operating and maintenance costs. These decreases were partially offset by a $10 million segment profit from the Canadian operations.

     PETROLEUM SERVICES' revenues increased $127.5 million, or 10 percent, due primarily to $118 million higher refining and marketing revenues (excluding an increase of $59 million as a result of lower intra-segment sales to the travel center/convenience stores which are eliminated), partially offset by $80 million lower travel center/convenience store sales. Effective February 2001, management of refined product sales activities surrounding certain terminals throughout the United States was transferred to Petroleum Services from Energy Marketing & Trading (see Note 2). The sales activity was previously included in the trading portfolio of Energy Marketing & Trading and was therefore reported net of related cost of sales along with other refined product trading gains and losses within Energy Marketing & Trading prior to February 2001. After the transfer of management of these activities to Petroleum Services, these sales activities are reported "gross" within the Petroleum Services segment. Energy Marketing & Trading's revenue for the three months ended September 30, 2000 includes approximately $126 million for both the sales and cost of sales related to this activity. The $118 million increase in refining and marketing revenues includes the $126 million impact previously discussed and $128 million from a 13 percent increase in refined product volumes sold, partially offset by $137 million resulting from 13 percent lower average refined product sales prices. The $80 million decrease in travel center/convenience store sales reflects $122 million of revenues in 2000 related to the 198 convenience stores sold in May 2001, partially offset by a $42 million increase in revenues related to travel centers and Alaska convenience stores. The $42 million increase in the travel centers/convenience stores retained reflects $49 million from a 25 percent increase in gasoline and diesel sales volumes and $11 million higher merchandise sales, partially offset by $18 million lower average gasoline and diesel sales prices. In addition, revenues increased due to $29 million higher bio-energy sales reflecting an increase in ethanol volumes sold and average ethanol sales prices.

     Costs and operating expenses increased $120.5 million, or 10 percent, due primarily to $111 million higher refining and marketing costs and $74 million lower travel center/convenience store costs (excluding a $59 million increase due to lower intra-segment purchases from the refineries which are eliminated). The $111 million increase in refining and marketing costs includes the $126 million impact of the transfer of management from Energy Marketing & Trading to Petroleum Services discussed above and a $66 million increase in the costs related to refined product purchased for resale and a $10 million increase in other operating costs at the refineries, offset by a $91 million decrease from lower crude supply cost and other per unit cost of sales from the refineries. The refining and marketing costs include the impact of price risk management activities that are used to manage the economic exposure of fluctuations in commodity prices of crude oil and refined products. The $74 million decrease in travel center/convenience store costs reflects $119 million of costs in 2000 related to the 198 convenience stores sold in May 2001, partially offset by a $45 million increase in costs related to travel centers and Alaska convenience stores. The $45 million increase in costs for the travel centers/convenience stores retained reflect $47 million from increased diesel and gasoline sales volumes, $13 million from higher store operating costs and $6 million higher merchandise costs, partially offset by $21 million lower gasoline and diesel sale prices. In addition, costs and operating expenses increased due to $21 million higher bio-energy operating costs.

     Segment profit increased $5.9 million, to $66.1 million in 2001 from $60.2 million in 2000, due primarily to $7 million from refining and marketing operations and $6 million higher operating profit from bio-energy operations, partially offset by $5 million higher operating losses for the travel center/convenience stores retained.

     WILLIAMS ENERGY PARTNERS' revenue increased $4.5 million from $17.3 million to $21.8 million, due primarily to acquisition of a marine terminal facility acquired in September 2000 and additional ammonia revenues. Segment profit decreased $.2 million from $4.2 million to $4 million, due primarily to increased revenues being substantially offset by increased selling, general and administrative costs.

CONSOLIDATED

     GENERAL CORPORATE EXPENSES increased $13.7 million, or 73 percent, primarily due to an increase in advertising costs (which includes a branding campaign of $8 million) and charitable contribution commitments of $5 million. Interest accrued increased $11.8 million, or 6 percent, due primarily to the $25 million effect of higher borrowing levels slightly offset by the $15 million effect of lower interest rates. The increased borrowing levels reflect an increase in long-term debt levels partially offset by a decrease in commercial paper levels as compared to 2000. Long-term debt includes $1.1 billion long-term senior unsecured debt securities issued in January 2001 and $1.5 billion of long-term debt securities issued in August 2001 primarily for the replacement of $1.2 billion borrowed under a $1.5 billion short-term credit agreement originated in June 2001 related to the cash portion of the Barrett acquisition. Investing income (loss) decreased $105.2 million, from $21 million of investing income in 2000 to an investing loss of $84.2 million in 2001, due primarily to write-downs of investments in certain publicly traded and marketable equity securities and a cost based investment totaling $94.2 million including $70.9 million related to the write-down of Williams' investment in WCG (see Note 4). In addition, the decrease in investing income (loss) reflects a $5 million decrease in dividend income due to the sale of the Ferrellgas Senior common units in second-quarter 2001 and $5 million resulting from a settlement of a note receivable from a foreign investee for less than the carrying amount. Minority interest in income and preferred returns of consolidated subsidiaries increased $6.9 million, or 51 percent, due primarily to preferred returns of Snow Goose LLC, formed in December 2000 and minority interest in income of Williams Energy Partners L.P. and certain of International's consolidated subsidiaries partially offset by a $4 million decrease related to the preferred returns of Williams obligated mandatorily redeemable preferred securities of Trust which were redeemed by Williams in second-quarter 2001.

     The provision for income taxes increased $85.3 million, or 76 percent, primarily as a result of higher pre-tax income and the valuation allowances associated with the tax benefits for investment write-downs for which ultimate realization is uncertain. The effective tax rate for 2001 is greater than the federal statutory rate due primarily to the valuation allowances discussed above and the effect of state income taxes. The effective income tax rate for 2000 is greater than the federal statutory rate due primarily to the effects of state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS.
NINE MONTHS ENDED SEPTEMBER 30, 2000

CONSOLIDATED OVERVIEW

     Williams' revenues increased $2,140.6 million, or 33 percent, due primarily to higher gas and electric power trading and services margins, revenues from Canadian operations acquired in fourth-quarter 2000, higher petroleum products revenues, higher natural gas sales prices, revenues from Barrett and the $442 million impact of reporting certain revenues net of the related costs in 2000 related to sales activity surrounding certain terminals. These revenues are reported "gross" subsequent to the transfer of management over the sales activity from Energy Marketing & Trading to Petroleum Services effective February 2001 (see Note 2). Partially offsetting these increases was a decrease of $185 million in revenues related to convenience stores sold in May 2001 and the effect in 2000 of a $74 million reduction of Gas Pipeline's rate refund liabilities.

     Segment costs and expenses increased $1,372.5 million, or 27 percent, due primarily to higher petroleum product costs, costs associated with Canadian operations acquired in fourth-quarter 2000, costs associated with Barrett acquired in August 2001 and the impact of reporting certain sales activity costs net with related revenues in 2000 (discussed above). These increases were partially offset by a $178 million decrease in costs as a result of the sale of 198 convenience stores in May 2001 and the $72.1 million gain on the sale of these convenience stores.

     Operating income increased $745.1 million, or 51 percent, due primarily to higher gas and electric power service margins, the $72.1 million pre-tax gain on the sale of the convenience stores in May 2001, higher margins at refining and marketing operations, increased realized natural gas sales prices, the impact of Barrett and the effect in 2000 of $30.3 million in guarantee loss accruals and impairment charges at Energy Marketing & Trading. Partially offsetting these increases were lower per-unit natural gas liquids margins and the

$74 million effect in 2000 of rate refund liabilities and approximately $26 million of impairment charges within Energy Services.

     Income from continuing operations before income taxes increased $596.3 million from $997.1 million in 2000 to $1,593.4 million in 2001, due primarily to $745.1 million higher operating income, partially offset by $85 million decrease in investing income (loss) primarily from write-downs of investments, $52.7 million higher net interest expense reflecting increased debt in support of continued expansion and new projects and $24.5 million higher minority interest in income and preferred returns of subsidiaries related primarily to the preferred returns of Snow Goose LLC, formed in December 2000.

ENERGY MARKETING & TRADING

     ENERGY MARKETING & TRADING'S revenues increased $688.1 million, or 77 percent, due to a $748 million increase in trading revenues offset by a $60 million decrease in non-trading revenues. The $748 million increase in trading revenues is due primarily to $731 million higher gas and electric power trading and services margins and $29 million increased natural gas liquids margins slightly offset by $11 million lower crude and refined trading margins. The higher gas and electric power trading and services margins primarily result from a net favorable change in the overall fair value of the gas and electric portfolio resulting from proprietary trading activities around existing portfolio positions, including power sales in California. In addition, the increased gas and electric power trading and services margins reflect the benefit of additional price risk management services offered through structured transactions. These new structured transactions included the addition of approximately 3,710 megawatts of notional volumes to Energy Marketing & Trading in the mid-continent, northeast and southeast regions of the United States. These contracts include agreements to market capacity of electricity generation facilities, as well as agreements to provide load following and/or full requirements services.

     The $60 million decrease in non-trading revenues is due primarily to $72 million lower natural gas liquids revenues primarily from lower sales prices partially offset by $11 million higher non-trading power services revenues.

     Costs and operating expenses decreased $26 million, or 13 percent, due primarily to lower natural gas liquids costs, partially offset by higher cogeneration costs of sales and increased operating expenses. These variances are associated with the corresponding changes in non-trading revenues discussed above.

     Other (income) expense-net in 2000 includes $30.3 million in guarantee loss accruals and impairment charges (see Note 3) and a $12.4 million gain on the sale of certain natural gas liquids contracts.

     Segment profit increased $617.4 million, from $497.5 million in 2000 to $1,114.9 million in 2001, due primarily to the $748 million higher trading revenues discussed above and the effect of the $30.3 million guarantee loss accruals and impairment charges in 2000. Partially offsetting these increases were $93 million higher selling, general and administrative costs, $32 million lower margins from non-trading natural gas liquids operations, a $23.3 million loss from the write-downs of marketable equity securities and a cost-based investment (see Note 4), and the $12.4 million effect of the 2000 gain on sale of certain natural gas liquids contracts. The higher selling, general and administrative costs primarily reflect higher variable compensation levels associated with improved operating performance, $10 million of bad debt expense related to California electric power sales to a customer that had unexpectedly filed for bankruptcy, increased outside service costs, as well as increased charitable contribution commitments to state universities.

GAS PIPELINE

     GAS PIPELINE'S revenues decreased $93.8 million, or 7 percent, due primarily to the effect of a $74 million reduction of rate refund liabilities in 2000 following the settlement of prior rate proceedings and $51 million lower gas exchange imbalance settlements (offset in costs and operating expenses). Partially offsetting these decreases were $17 million higher transportation demand revenues at Transco and Kern River, $11 million higher equity investment earnings from pipeline joint venture projects and $8 million higher revenues from a liquefied natural gas storage facility acquired in June 2000.

     Costs and operating expenses decreased $52.2 million, or 8 percent, due primarily to the $51 million lower gas exchange imbalance settlements (offset in revenues) and $15 million resulting from the FERC's approval for recovery of fuel costs incurred in prior periods by Transco. Partially offsetting these decreases was $24 million in higher depreciation expense due to increased property, plant and equipment placed into service.

     Other (income) expense-net includes a $27.5 million pre-tax gain from the sale of Williams' limited partnership interest in Northern Border Partners L.P. and a $3 million insurance settlement in 2001 for storage gas losses, partially offset by charitable contribution commitments of $14 million related to the Williams

2001 United Way campaign. Last year's Williams United Way campaign commitments were made during the fourth quarter.

     Segment profit decreased $17.2 million, or 3 percent, due primarily to the lower revenues discussed previously, partially offset by the lower costs and expenses, the items discussed previously in other (income) expense-net, and $11 million lower general and administrative expenses. The lower general and administrative costs result primarily from lower tracked costs which are passed through to customers and costs in 2000 related to the headquarters consolidation of two of the gas pipelines.

     Based on current rate structures and/or historical maintenance schedules of certain of its pipelines, Gas Pipeline generally experiences lower segment profits in the second and third quarters as compared to the first and fourth quarters.

ENERGY SERVICES

     EXPLORATION & PRODUCTION'S revenues increased $196.2 million from $194.5 million in 2000, due primarily to $94 million from increased realized average natural gas sales prices (including the effect of hedge positions) and $15 million associated with an increase in volumes from production and marketing activities. Revenues also include $77 million related to Barrett which became a consolidated entity on August 2, 2001 (see Note 5 for further discussion of Barrett). Included in the $77 million is the impact of hedge contracts placed on Barrett production by Williams and $8.5 million in equity earnings from the 50 percent investment in Barrett held by Williams for the period from June 11, 2001 through August 1, 2001. Approximately 74 percent of production through third-quarter 2001, including Barrett production during August 2, 2001 to September 30, 2001, was hedged. Exploration & Production has entered into contracts that hedge approximately 81 percent of estimated production for the remainder of the year. At September 30, 2001, the contracted future hedges are at prices that averaged above the spot market, resulting in an unrealized gain reflected in other comprehensive income. In addition, revenues in 2001 included $22 million related to recognition of income from transactions which transferred certain non-operating economic benefits to a third party, compared to $9 million in 2000.

     Segment costs and operating expenses increased $88 million, including an $8 million increase in selling, general and administrative expenses. Gas purchase costs related to the marketing of natural gas from the Williams Coal Seam Royalty Trust and royalty interest owners increased $22 million. Segment costs and operating expenses related to Barrett operations were approximately $41 million and were comprised primarily of depletion, depreciation and amortization and operating and maintenance costs. In addition, the increase in costs and operating expenses related to existing Williams properties included $8 million higher production-related taxes, $8 million higher operating and maintenance expenses and $7 million higher depreciation and amortization expenses, slightly offset by $9 million lower unproved lease amortization expense.

     Segment profit increased $108.4 million, to $147.8 million in 2001 from $39.4 million in 2000, due primarily to the higher revenues in excess of costs discussed previously, including segment profit related to Barrett of $28.2 million for the period from August 2, 2001 to September 30, 2001.

     INTERNATIONAL'S revenues increased $33.8 million, or 65 percent, from $52.2 million in 2000. The increase is attributable to $17.8 million of revenue from Colorado soda ash production which began in October 2000, $10.2 million of revenue from a new gas compression facility in Venezuela which began operations in 2001, and $4.8 million in revenues from an existing Venezuelan gas compression facility. Equity earnings decreased $2.2 million from income of $1.1 million in 2000 to a loss of $1.1 million in 2001. The decrease is due primarily to a $4 million increase in equity losses from the Lithuanian refinery, pipeline and terminal investment, slightly offset by equity earnings of $2.8 million from a NGL extraction and processing joint venture acquired in 2001.

     Costs and operating expenses increased $43.1 million due primarily to $39.3 million related to soda ash production which began in October 2000 and $3.7 million related to the new gas compression facility in Venezuela which began operations in 2001.

     Segment profit decreased $6.4 million, or 70 percent, from $9.2 million in 2000. The soda ash project had a higher segment loss of $21.5 million reflecting initial operations start up costs, and operational complications. Partially offsetting the loss from soda ash production was an $11.7 million increase from Venezuelan gas compression facilities, including the new gas compression facility, and lower general and administrative costs.

     MIDSTREAM GAS & LIQUIDS' revenues increased $492 million, or 50 percent, due primarily to $564 million in revenues from Canadian operations acquired in October 2000. The $564 million of revenues from Canadian operations consist primarily of $270 million of natural gas liquids sales from processing activities, $205 million of natural gas liquids sales from fractionation activities, and $81 million of processing revenues. Domestic natural gas liquids revenues decreased $70 million reflecting a $85 million decrease from a 22 percent decrease in volumes sold, partially offset by a $15 million increase due to higher average natural gas liquids sales prices. In addition, equity method investments had $13.5 million higher equity losses in 2001, primarily from the Discovery pipeline project.

     Costs and operating expenses increased $563 million to $1.2 billion, due primarily to $549 million of costs and operating expenses related to the Canadian operations, $16 million higher general operating and maintenance costs, and $8 million higher power costs related to the natural gas liquids pipelines, partially offset by the effect in 2000 of $12 million of losses associated with certain propane storage transactions.

     General and administrative expenses decreased $11 million, or 13 percent, due primarily to $12 million of reorganization and early retirement costs occurring in 2000 and a $12 million reduction in overall expenses, partially offset by $11 million of general and administrative expenses related to the Canadian operations.

     Included in other (income) expense-net within segment costs and expenses for 2001 is $15 million of impairment charges related to management's 2001 decisions and commitments to sell certain south Texas non-regulated gathering and processing assets. The $15.1 million in impairment charges represent the impairment of the assets to fair value based on expected proceeds from the sales.

     Segment profit decreased $77.1 million, or 33 percent, due primarily to $35 million from lower average per-unit domestic natural gas liquids margins, $25 million from decreased domestic natural gas liquids volumes sold, $8 million decrease associated with higher power costs of the natural gas liquids pipeline system, $13.5 million from higher equity investment losses, and $15 million due to the impairment charges discussed above. Partially offsetting these decreases to segment profit were $11 million lower general and administrative expenses and $12 million of losses associated with certain propane storage transactions in first-quarter 2000.

     PETROLEUM SERVICES' revenues increased $1,046.8 million, or 32 percent, due primarily to $754 million higher refining and marketing revenues (excluding an increase of $120 million as a result of lower intra-segment sales to the travel centers/convenience stores which are eliminated) and $66 million higher travel center/convenience store sales. The $754 million increase in refining and marketing revenues includes the $442 million impact of the transfer of management from Energy Marketing & Trading to Petroleum Services effective February 2001 of refined product sales activities surrounding certain terminals, $289 million resulting from an 11 percent increase in refined product volumes sold and $23 million from higher average refined product sales prices. The $66 million increase in travel center/convenience store sales reflects $251 million increase in revenues related to travel centers and Alaska convenience stores offset by a $185 million decrease in revenues related to the 198 convenience stores sold in May 2001. The $251 million increase in revenues of the travel centers/convenience stores retained reflects $215 million from a 38 percent increase in gasoline and diesel sales volumes, $5 million from higher average gasoline sales prices and $37 million higher merchandise sales, partially offset by $6 million from lower average diesel sales prices. In addition, revenues increased due to $90 million higher bio-energy sales reflecting increases in ethanol volumes sold and average ethanol sales prices, $25 million higher revenues from Williams' 3.1 percent undivided interest in TAPS acquired in late June 2000 and $9 million higher commodity sales from transportation activities. Slightly offsetting these increases were $12 million lower revenues related to the petrochemical plant due to a plant turnaround in first-quarter 2001.

     Costs and operating expenses increased $996.3 million, or 33 percent, due primarily to $691 million higher refining and marketing costs and $86 million higher travel center/convenience store costs (excluding a $120 million increase in costs due to lower intra-segment purchases from the refineries which are eliminated). The $691 million increase in refining and marketing costs includes the $442 million impact of the transfer of management from Energy Marketing & Trading to Petroleum Services effective February 2001 of refined product sales activities surrounding certain terminals (see discussion above) while the remaining increase reflects a $277 million increase in the cost of refined product purchased for resale and $19 million increase in other operating costs at the refineries, partially offset by a $47 million decrease from lower crude supply cost and other per unit cost of sales from the refineries. The refining and marketing costs include the impact of price risk management activities that are used to manage the economic exposure of fluctuations in commodity prices of crude oil and refined products. The $86 million increase in travel center/convenience store costs reflects a $264 million increase in costs related to the travel centers and Alaska convenience stores, partially offset by a $178 million decrease in costs related to the 198 convenience stores sold in May 2001. The $264 million increase in costs for the travel centers/convenience stores retained reflect $204 million from increased diesel and gasoline sales volumes, $26 million higher merchandise costs, $37 million from higher store operating costs and $4 million higher gasoline sales prices, partially offset by $7 million lower diesel sales prices. In addition, costs and operating expenses increased due to $76 million higher bio-energy raw product and operating costs, $10 million higher commodity sales from transportation activities and $8 million of cost related to Williams' 3.1 percent undivided interest in TAPS.

     Included in other (income) expense-net within segment costs and expenses for 2001, is a $72.1 million pre-tax gain from the sale of 198 convenience stores, primarily in the Tennessee metropolitan areas of Memphis and Nashville. Revenues related to the stores which were sold approximated $183 million and $368 million for 2001 and 2000. Also included in other (income) expense-net within segment costs and expenses is an $11 million impairment charge related to an end-to-end mobile computing systems business.

     Segment profit increased $112.3 million, or 77 percent, due primarily to an increase of $64 million from refining and marketing operations and $15 million from Williams interest in TAPS acquired in late June 2000. In addition, segment profit increased due to a $72.1 million gain on the sale of convenience stores in May 2001. Partially offsetting these increases were an $11 million impairment charge related to an end-to-end mobile computing systems business, a $23 million increase in operating losses from the travel centers/convenience stores retained and $13 million lower revenues from activities at the petrochemical plant.

     WILLIAMS ENERGY PARTNERS' revenue increased $11.2 million to $63.8 million and segment profit increased $2.4 million from $13.9 million to $16.3 million, due primarily to acquisition of a marine terminal facility acquired in September 2000.

CONSOLIDATED

     GENERAL CORPORATE EXPENSES increased $23 million, or 35 percent, primarily due to an increase in advertising costs (which includes a branding campaign of $9 million), charitable contribution commitments of $7 million, an increase in outside legal costs and higher compensation levels. Interest accrued increased $47 million, or 9 percent, due primarily to the $38 million effect of higher borrowing levels slightly offset by the $9 million effect of lower average interest rates. Interest accrued also increased due to a $12 million increase in interest expense related to deposits received from customers relating to energy trading and hedging activities, a $6 million increase in amortization of debt expense, and a $4 million increase in interest expense on rate refund liabilities. The increased borrowing levels reflect an increase in long-term debt levels partially offset by a decrease in commercial paper levels as compared to 2000. Long-term debt includes $1.1 billion of long-term debt securities issued in January 2001 and $1.5 billion of long-term debt securities issued in August 2001 primarily to replace $1.2 billion borrowed under a $1.5 billion short-term agreement originated in June 2001 related to the cash portion of the Barrett acquisition. Investing income (loss) decreased $84.5 million, from investing income of $59.1 million in 2000 to an investing loss of $25.4 million in 2001, due primarily to write-downs of investments in certain publicly traded marketable equity securities of $94.2 million including $70.9 million related to the write-down of Williams' investment in WCG (see Note 4). In addition, the decrease in investing income (loss) reflects a decrease in dividend income of $8 million due to the sale of Ferrellgas Senior common units in second-quarter 2001. The decreases to investing income (loss) were slightly offset by interest income on margin deposits of $20 million. Minority interest in income and preferred returns of consolidated subsidiaries increased $24.5 million, or 60 percent, due primarily to preferred returns of Snow Goose LLC, formed in December 2000 and minority interest in income of Williams Energy Partners L.P., partially offset by a $6 million decrease related to the preferred returns of Williams obligated mandatorily redeemable preferred securities of Trust which were redeemed by Williams in second-quarter 2001.

     The provision for income taxes increased $259 million, or 66 percent, primarily as a result of higher pre-tax income and the valuation allowances associated with the tax benefits for investment write-downs for which ultimate realization is uncertain. The effective tax rate for 2001 is greater than the federal statutory rate due primarily to the valuation allowances discussed above and the effect of state income taxes. The effective income tax rate for 2000 is greater than the federal statutory rate due primarily to the effects of state income taxes.

     Loss from discontinued operations for the nine months ended September 30, 2001, includes $179.1 million after-tax loss from operations of WCG (see Note
7). The $29.2 income from operations for the nine months ended September 30, 2000, represents the after-tax income from the operations of WCG.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity

     Williams considers its liquidity to come from both internal and external sources. Certain of those sources are available to Williams (parent) and certain of its subsidiaries. Williams' unrestricted sources of liquidity, which can be utilized without limitation under existing loan covenants, consist primarily of the following:

o Available cash-equivalent investments of $240 million at September 30, 2001, as compared to $854 million at December 31, 2000.

o $700 million available under Williams' $700 million bank-credit facility at September 30, 2001, as compared to $350 million at December 31, 2000.

o $2.1 billion available under Williams' $2.2 billion commercial paper program at September 30, 2001, as compared to $4 million at December 31, 2000 under a $1.7 billion commercial paper program.

o    Cash generated from operations.

o Short-term uncommitted bank lines of credit can also be used in managing liquidity.

     In June 2001, Williams filed a $1.9 billion shelf registration statement with the Securities and Exchange Commission to issue a variety of debt and equity securities. This registration statement became effective in July 2001. At November 1, 2001, approximately $400 million of shelf availability remains under this registration statement. In addition, there are outstanding registration statements filed with the Securities and Exchange Commission for Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly owned subsidiary of Williams). At November 1, 2001, approximately $450 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. Williams believes additional financing arrangements, if required, can be obtained on reasonable terms.

     Capital and investment expenditures for the fourth quarter of 2001 are estimated to be approximately $1 billion. Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through
(1) cash generated from operations, (2) the use of the available portion of Williams' $700 million bank-credit facility, (3) commercial paper, (4) short-term uncommitted bank lines, (5) private borrowings and/or (6) public debt offerings.

WCG Separation

     Currently, Williams does not believe that the separation of WCG and Williams will negatively impact liquidity or the financial condition of Williams. Since the initial equity offering by WCG in October 1999, the sources of liquidity for WCG had been separate from Williams' sources of liquidity. The reduction to Williams' stockholders' equity as a result of the separation in April 2001 was approximately $1.8 billion. Williams, with respect to shares of WCG's common stock that Williams retained, has committed to the Internal Revenue Service (IRS) to dispose of all of the WCG shares that it retains as soon as market conditions allow, but in any event not longer than five years after the spinoff. As part of a separation agreement and subject to a favorable ruling by the IRS that such a limitation is not inconsistent with any ruling issued to Williams regarding the tax-free treatment of the spinoff, Williams has agreed not to dispose of the retained WCG shares for three years from the date of distribution and must notify WCG of an intent to dispose of such shares. For further discussion of separation agreements and potential tax exposure as a result of the WCG separation, see Note 7.

     Additionally, Williams, prior to the spinoff and in an effort to strengthen WCG's capital structure, entered into an agreement under which Williams contributed an outstanding promissory note from WCG of approximately $975 million and certain other assets, including a building under construction. In return, Williams received 24.3 million newly issued common shares of WCG. Williams is providing indirect credit support for $1.4 billion of WCG's structured notes through a commitment to issue Williams' equity in the event of any one of the following: (1) WCG's default; (2) downgrading of Williams' senior unsecured debt to Ba1 or below by Moody's, BB or below by S&P, or BB+ or below by Fitch if Williams' common stock closing price is below $30.22 for ten consecutive trading days while such downgrade is in effect; or (3) to the extent proceeds from WCG's refinancing or remarketing of certain structured notes prior to March 2004 produces proceeds of less than $1.4 billion. The ability of WCG to make payments on the notes is dependent on its ability to raise additional capital and its subsidiaries' ability to dividend cash to WCG. Williams' current senior unsecured debt ratings are as follows: Moody's-Baa2, S&P-BBB and Fitch-BBB. WCG is obligated to reimburse Williams for any payment Williams is required to make in connection with these notes.

     Williams has provided a guarantee of WCG's obligations under a 1998 transaction in which WCG entered into an operating lease agreement covering a portion of its fiber-optic network. The total cost of the network assets covered by the lease agreement is $750 million. The lease terms initially totaled five years and, if renewed, could extend to seven years. WCG has an option to purchase the covered network assets during the lease term at an amount approximating lessor's cost. As a result of an agreement between Williams and WCG's revolving credit facility lenders, if Williams gains control of the network assets covered by the lease, Williams is obligated to return the assets to WCG and the liability of WCG to compensate Williams for such property must be subordinated to the interests of WCG's revolving credit facility lenders and may not mature any earlier than one year after the maturity of WCG's revolving credit facility.

     In third-quarter 2001, Williams purchased the WCG headquarters building and other ancillary assets from WCG for $276 million. Williams then entered into a long-term lease arrangement under which WCG is the sole lessee of these assets. As a result of this transaction, Williams' Consolidated

Balance Sheet includes $28 million in accounts and notes receivable and $248 million in other assets and deferred charges relating to amounts due from WCG. Additionally, receivables include amounts due from WCG of approximately $120 million at September 30, 2001. Williams has extended the payment term of up to $100 million of the outstanding balance due March 31, 2001 to March 15, 2002.

Financing Activities

     In January 2001, Williams issued $1.1 billion of senior unsecured debt securities, of which $500 million in proceeds was used to retire temporary financing obtained in September 2000. Also in January 2001, Williams issued approximately 38 million shares of common stock in a public offering at $36.125 per share. Net proceeds were $1.33 billion. Williams has and will continue to use the remaining proceeds that were received from the debt offering and equity offerings to expand Williams' capacity for funding of the energy-related capital program, repay commercial paper, repay debt, including a portion of floating rate notes due December 15, 2001, and other general corporate purposes.

     Williams Energy Partners L.P. (WEP) owns and operates a diversified portfolio of energy assets. The partnership is principally engaged in the storage, transportation and distributions of refined petroleum products and ammonia. On February 9, 2001, WEP completed an initial public offering of approximately 4.6 million common units at $21.50 per unit for net proceeds of approximately $92 million. The initial public offering represents 40 percent of the units, and Williams retained a 60 percent interest in the partnership, including its general partner interest.

     In April 2001, Williams redeemed the Williams obligated mandatorily redeemable preferred securities of Trust holding only Williams indentures for $194 million. Proceeds from the sale of the Ferrellgas Partners L.P. senior common units held by Williams were used for this redemption.

    In June 2001, Williams issued $480 million of 7.75 percent notes due 2031. Also in June 2001, Williams issued a $200 million (amended in July to $300 million) short-term debt obligation expiring January 2002. Interest rates are based on LIBOR plus .875 percent. The proceeds from these issuances will be used for general corporate purposes.

         In July 2001, Williams entered into a $300 million short-term debt obligation expiring July 2002. Interest rates are based on LIBOR plus .875 percent. The proceeds from this issuance are being used for general corporate purposes.

         In August 2001, Williams issued $750 million of 7.125 percent notes due 2011 and $750 million of 7.875 percent notes due 2021. A portion of the proceeds were used to repay $1.2 billion outstanding under a short-term credit agreement entered into for the cash portion of the Barrett acquisition (see Note 5). Also in connection with the Barrett acquisition, Williams' Consolidated Balance Sheet includes $310 million of debt obligations of Barrett. Barrett's debt obligations include $150 million of 7.55 percent notes due 2007, which is guaranteed by Williams, and $155 million of debt obligations under Barrett's revolving credit agreement maturing December 2001. Interest rates on the revolving credit agreement vary with market conditions. For further discussion of the Barrett Resources Corporation acquisition, see Note 5.

     In August 2001, Transcontinental Gas Pipe Line issued $300 million of 7 percent notes due 2011. Also in August 2001, Kern River Gas Transmission issued $510 million of 6.676 percent senior notes due 2016. The proceeds from the Kern River notes were primarily used to repay $435 million of notes which matured September 2001.

     The long term debt to debt-plus-equity ratio was 54.2 percent at September 30, 2001, compared to 53.5 percent at December 31, 2000 (63.7 percent at December 31, 2000 if WCG debt is included). If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 60.2 percent at September 30, 2001 and 63.9 percent at December 31, 2000 (70.5 percent at December 31, 2000 if WCG debt had been included).

Investing Activities

     On June 11, 2001, Williams acquired 50 percent of Barrett Resources' outstanding common stock in a cash tender offer of $73 per share for a total of approximately $1.2 billion. On August 2, 2001, Williams completed the acquisition of Barrett Resources by exchanging each remaining share of Barrett Resources for 1.767 shares of Williams common stock.

Recent Accounting Standards

     For a discussion of recent accounting standards issued and any potential impact to Williams, See Note 17.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Williams' interest rate risk exposure associated with the debt portfolio was impacted by new debt issuances in first-quarter 2001. In January 2001, Williams issued $1.1 billion in debt obligations consisting of $700 million of
7.5 percent debentures due 2031 and $400 million of 6.75 percent Putable Asset Term Securities, putable/callable in 2006. A portion of the proceeds was used to retire $500 million of temporary financing obtained in September 2000. In June 2001, Williams issued $480 million of 7.75 percent notes due 2031. Also in June 2001, Williams issued a $200 million short-term debt obligation expiring June 2002. Interest rates are based on the adjusted Eurodollar rate. During July 2001, Williams issued a $300 million floating rate short-term debt obligation expiring July 2002. The interest rate is based on LIBOR plus spread. During August 2001, Williams issued $750 million of 7.125 percent notes due 2011 and $750 million 7.875 percent notes due 2021. Proceeds from the August issuance were used to retire $1.2 billion outstanding under a $1.5 billion short-term credit agreement entered into second quarter 2001 in advance of the cash tender of Barrett.

COMMODITY PRICE RISK

     At September 30, 2001, the value at risk for the trading operations was $56 million compared to $90 million at December 31, 2000. This decrease of approximately 38 percent reflects the impact of the additional price risk management services offered in 2001 through structured transactions. These structured transactions decrease risk on an aggregated portfolio basis. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the trading portfolio. Energy Marketing & Trading's value-at-risk model includes all financial instruments and physical positions and commitments in its trading portfolio and assumes that as a result of changes in commodity prices and market interest rates, there is a 95 percent probability that the one-day loss in the fair value of the trading portfolio will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value at risk does not consider that changing our trading portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value-at-risk model.

FOREIGN CURRENCY RISK

     As it relates to the continuing operations of Williams, international investments accounted for under the cost method totaled approximately $146 million and $144 million at September 30, 2001 and December 31, 2000, respectively. These international investments could affect the financial results if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries.

     In addition, the net assets of continuing consolidated foreign operations, located primarily in Canada, are approximately 10 percent and 11 percent of Williams' net assets at September 30, 2001 and December 31, 2000, respectively. These foreign operations, whose functional currency is the local currency, do not have significant transactions or financial instruments denominated in other currencies. However, these investments do have the potential to impact Williams' financial position, due to fluctuations in these local currencies arising from the process of re-measuring the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar could have changed stockholders' equity by approximately $145 million at September 30, 2001.

EQUITY PRICE RISK

     Equity price risk primarily arises from investments in WCG and energy-related companies. The investments in energy-related companies are carried at fair value and approximated $7 million at September 30, 2001. Williams' remaining basis in WCG after the third quarter write-down of $70.9 million was approximately $25 million at September 30, 2001.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The exhibits listed below are filed as part of this report:

              Exhibit 4.1 Form of Limited Waiver and Second Amendment to Credit Agreement dated as of July 23, 2001, among Williams, as Borrower, the Banks, the Co-Syndication Agents, the Co-Documentation Agents and Citibank, N.A., as Agent for the Banks.

              *Exhibit 4.2 Revised Form of Indenture between Barrett Resources Corporation, as Issuer, and Bankers Trust Company, as Trustee, with respect to Senior Notes including specimen of 7.55% Senior Notes (filed as Exhibit 4.1 to Barrett Resources Corporation's Amendment No. 2 to Registration Statement on Form S-3 filed February 10, 1997).

              Exhibit 4.3 First Supplemental Indenture dated 2001, between Barrett Resources Corporation, as Issuer, and Bankers Trust Company, as Trustee.

              Exhibit 4.4 Second Supplemental Indenture dated as of August 2, 2001, among Barrett Resources Corporation, as Issuer, Resources Acquisition Corp., The Williams Companies, Inc. and Bankers Trust Company, as Trustee.

              Exhibit 10.1 Form of Membership Interest Purchase Agreement dated as of September 11, 2001, between Williams Communications, LLC and Williams Aircraft, Inc.

              Exhibit 10.2 Form of Aircraft Dry Lease, N352WC, dated as of September 13, 2001, between Williams Communications Aircraft, LLC and Williams Communications, LLC.

              Exhibit 10.3 Form of Aircraft Dry Lease, N358WC, dated as of September 13, 2001, between Williams Communications Aircraft, LLC and Williams Communications, LLC.

              Exhibit 10.4 Form of Aircraft Dry Lease, N359WC, dated as of September 13, 2001, between Williams Communications Aircraft, LLC and Williams Communications, LLC.

              Exhibit 10.5 Form of Agreement of Purchase and Sale dated as of September 13, 2001, among Williams Technology Center, LLC, Williams Headquarters Building Company and Williams
              Communications, LLC.

              Exhibit 10.6 Form of Master Lease dated as of September 13, 2001, among Williams Technology Center, LLC, Williams Headquarters Building Company and Williams Communications, LLC.

              Exhibit 10.7 Intercreditor Agreement dated as of September 8, 1999, among Williams, Williams Communications Group, Inc, Williams Communications, LLC and Bank of America N.A.

              Exhibit 10.8 Indenture dated as of March 28, 2001, among WCG Note Trust, Issuer, WCG Note Trust, Issuer, WCG Note Corp., Inc., Co-Issuer, and United States Trust Company of New York, Indenture Trustee and Securities Intermediary.

              Exhibit 12 Computation of Ratio of Earnings to Fixed Charges

         (b) During third-quarter 2001, the Company filed a Form 8-K on July 30, 2001; August 2, 2001; September 17, 2001 and September 25, 2001, which reported significant events under Item 5 of the Form and included the Exhibits required by Item 7 of the Form.

* Exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.

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


                                          THE WILLIAMS COMPANIES, INC.
                                          ------------------------------------
                                          (Registrant)



                                          /s/ Gary R. Belitz
                                          ------------------------------------
                                          Gary R. Belitz
                                          Controller
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)


November 13, 2001

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                        DESCRIPTION
     -------                       -----------
       4.1        Form of Limited Waiver and Second Amendment to Credit
                  Agreement dated as of July 23, 2001, among Williams, as
                  Borrower, the Banks, the Co-Syndication Agents, the
                  Co-Documentation Agents and Citibank, N.A., as Agent for the
                  Banks.

      *4.2        Revised Form of Indenture between Barrett Resources
                  Corporation, as Issuer, and Bankers Trust Company, as Trustee, with respect to Senior Notes including specimen of 7.55%
                  Senior Notes (filed as Exhibit 4.1 to Barrett Resources
                  Corporation's Amendment No. 2 to Registration Statement on
                  Form S-3 filed February 10, 1997).

       4.3        First Supplemental Indenture dated 2001, between Barrett
                  Resources Corporation, as Issuer, and Bankers Trust Company, as Trustee.

       4.4 Second Supplemental Indenture dated as of August 2, 2001, among Barrett Resources Corporation, as Issuer, Resources
                  Acquisition Corp., The Williams Companies, Inc. and Bankers
                  Trust Company, as Trustee.

      10.1        Form of Membership Interest Purchase Agreement dated as of
                  September 11, 2001, between Williams Communications, LLC and
                  Williams Aircraft, Inc.

      10.2        Form of Aircraft Dry Lease, N352WC, dated as of September 13,
                  2001, between Williams Communications Aircraft, LLC and
                  Williams Communications, LLC.

      10.3        Form of Aircraft Dry Lease, N358WC, dated as of September 13,
                  2001, between Williams Communications Aircraft, LLC and
                  Williams Communications, LLC.

      10.4        Form of Aircraft Dry Lease, N359WC, dated as of September 13,
                  2001, between Williams Communications Aircraft, LLC and
                  Williams Communications, LLC.

      10.5        Form of Agreement of Purchase and Sale dated as of September
                  13, 2001, among Williams Technology Center, LLC, Williams
                  Headquarters Building Company and Williams Communications,
                  LLC.

      10.6        Form of Master Lease dated as of September 13, 2001, among
                  Williams Technology Center, LLC, Williams Headquarters
                  Building Company and Williams Communications, LLC.

      10.7        Intercreditor Agreement dated as of September 8, 1999, among
                  Williams, Williams Communications Group, Inc, Williams
                  Communications, LLC and Bank of America N.A.

      10.8        Indenture dated as of March 28, 2001, among WCG Note Trust,
                  Issuer, WCG Note Trust, Issuer, WCG Note Corp., Inc.,
                  Co-Issuer, and United States Trust Company of New York,
                  Indenture Trustee and Securities Intermediary.

      12          Computation of Ratio of Earnings to Fixed Charges

----------

* Exhibit has heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and is incorporated herein by reference.