Form 10-Q
period 2002-03-31
WILLIAMS COMPANIES INC
filed 2002-05-09
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2002
                               -------------------------------------------------

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

                          Yes   X       No
                              -----        -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                         Outstanding at April 30, 2002
---------------------------------------   --------------------------------------
      Common Stock, $1 par value                    516,321,539 Shares

                          The Williams Companies, Inc.
                                      Index


Part I.  Financial Information                                                                                Page
                                                                                                              ----
     Item 1.  Financial Statements

        Consolidated Statement of Income--Three Months Ended March 31, 2002 and 2001                             2

        Consolidated Balance Sheet--March 31, 2002 and December 31, 2001                                         3

        Consolidated Statement of Cash Flows--Three Months Ended March 31, 2002 and 2001                         4

        Notes to Consolidated Financial Statements                                                               5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             19

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         28

Part II.  Other Information                                                                                     29

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

    Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although Williams believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s 2001 Form 10-K.

                          The Williams Companies, Inc.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                                      Three months
(Dollars in millions, except per-share amounts)                      ended March 31,
                                                            ------------------------------
                                                               2002               2001*
                                                            -----------        -----------
Revenues:
   Energy Marketing & Trading                               $     353.7        $     657.0
   Gas Pipeline                                                   423.8              422.0
   Energy Services                                              1,736.8            2,203.2
   Other                                                           15.9               18.5
   Intercompany eliminations                                     (345.4)            (243.0)
                                                            -----------        -----------
     Total revenues                                             2,184.8            3,057.7
                                                            -----------        -----------

Segment costs and expenses:
   Costs and operating expenses                                 1,305.2            2,037.7
   Selling, general and administrative expenses                   196.5              224.5
   Other (income) expense - net                                    (1.9)              10.1
                                                            -----------        -----------
     Total segment costs and expenses                           1,499.8            2,272.3
                                                            -----------        -----------
General corporate expenses                                         38.2               29.4
                                                            -----------        -----------
Operating income:
   Energy Marketing & Trading                                     271.0              481.9
   Gas Pipeline                                                   170.7              168.6
   Energy Services                                                241.7              130.1
   Other                                                            1.6                4.8
   General corporate expenses                                     (38.2)             (29.4)
                                                            -----------        -----------
     Total operating income                                       646.8              756.0
Interest accrued                                                 (217.4)            (180.0)
Interest capitalized                                                5.7                9.7
Investing income (loss):
   Estimated loss on realization of amounts due from
     Williams Communications Group, Inc.                         (232.0)                --
   Other                                                           16.1               34.0
Preferred returns and minority interest in income
   of consolidated subsidiaries                                   (15.2)             (25.3)
Other income - net                                                  6.3                5.4
                                                            -----------        -----------
Income from continuing operations before income taxes             210.3              599.8
Provision for income taxes                                        (87.1)            (232.9)
                                                            -----------        -----------
Income from continuing operations                                 123.2              366.9
Loss from discontinued operations                                 (15.5)            (167.7)
                                                            -----------        -----------
Net income                                                        107.7              199.2

Preferred stock dividends                                         (69.7)                --
                                                            -----------        -----------
Income applicable to common stock                           $      38.0        $     199.2
                                                            ===========        ===========

Basic earnings per common share:
   Income from continuing operations                        $       .10        $       .77
   Loss from discontinued operations                               (.03)              (.35)
                                                            -----------        -----------
   Net income                                               $       .07        $       .42
                                                            ===========        ===========
   Average shares (thousands)                                   519,224            479,090

Diluted earnings per common share:
   Income from continuing operations                        $       .10        $       .76
   Loss from discontinued operations                               (.03)              (.35)
                                                            -----------        -----------
   Net income                                               $       .07        $       .41
                                                            ===========        ===========
   Average shares (thousands)                                   521,240            483,310

Cash dividends per common share                             $       .20        $       .15

* Certain amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)



(Dollars in millions, except per-share amounts)                                             March 31,      December 31,
                                                                                              2002             2001*
                                                                                            ---------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $ 1,703.0        $ 1,291.4
   Accounts and notes receivable less allowance of  $193.2 ($256.6 in 2001)                   3,232.5          3,118.6
   Inventories                                                                                  908.3            813.2
   Energy risk management and trading assets                                                  7,014.4          6,514.1
   Margin deposits                                                                              256.8            213.8
   Assets of discontinued operations                                                               --             25.6
   Deferred income taxes                                                                        391.3            440.6
   Other                                                                                        485.5            520.7
                                                                                            ---------        ---------
        Total current assets                                                                 13,991.8         12,938.0

Investments                                                                                   1,718.8          1,563.1

Property, plant and equipment, at cost                                                       22,318.1         22,138.4
Less accumulated depreciation and depletion                                                  (5,270.0)        (5,199.6)
                                                                                            ---------        ---------
                                                                                             17,048.1         16,938.8

Energy risk management and trading assets                                                     4,834.2          4,209.4
Goodwill, net                                                                                 1,164.3          1,164.3
Assets of discontinued operations                                                                  --            935.9
Receivables from Williams Communications Group, Inc. less allowance of
   $2,038.8 ($103.2 in 2001)                                                                    343.1            137.2
Other assets and deferred charges                                                             1,017.2          1,019.5
                                                                                            ---------        ---------
        Total assets                                                                        $40,117.5        $38,906.2
                                                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                            $   678.4        $ 1,424.5
   Accounts payable                                                                           2,847.7          2,885.9
   Accrued liabilities                                                                        1,841.7          1,957.1
   Liabilities of discontinued operations                                                          --             40.9
   Energy risk management and trading liabilities                                             6,086.1          5,525.7
   Guarantees and payment obligations related to Williams Communications Group, Inc.             51.2            645.6
   Long-term debt due within one year                                                         1,938.6          1,014.8
                                                                                            ---------        ---------
        Total current liabilities                                                            13,443.7         13,494.5

Long-term debt                                                                               12,233.5          9,012.7
Deferred income taxes                                                                         3,541.7          3,689.9
Liabilities of discontinued operations                                                             --            488.0
Energy risk management and trading liabilities                                                3,242.4          2,936.6
Guarantees and payment obligations related to Williams Communications Group, Inc.                  --          1,120.0
Other liabilities and deferred income                                                           983.6            943.1
Contingent liabilities and commitments (Note 10)
Minority interests in consolidated subsidiaries                                                 201.3            201.0
Preferred interests in consolidated subsidiaries                                                428.8            976.4
Stockholders' equity:
   Preferred stock, $1 per share par value, 30 million shares authorized, 1.5
     million issued in 2002, none in 2001                                                       272.3               --
   Common stock, $1 per share par value, 960 million shares authorized, 519.5 million
     issued in 2002, 518.9 million issued in 2001                                               519.5            518.9
   Capital in excess of par value                                                             5,086.1          5,085.1
   Retained earnings                                                                            134.4            199.6
   Accumulated other comprehensive income                                                       124.2            345.1
   Other                                                                                        (54.9)           (65.0)
                                                                                            ---------        ---------
                                                                                              6,081.6          6,083.7
   Less treasury stock (at cost), 3.3 million shares of common stock in 2002
     and 3.4 million in 2001                                                                    (39.1)           (39.7)
                                                                                            ---------        ---------
        Total stockholders' equity                                                            6,042.5          6,044.0
                                                                                            ---------        ---------
        Total liabilities and stockholders' equity                                          $40,117.5        $38,906.2
                                                                                            =========        =========

* Certain amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)




(Millions)                                                                                 Three months ended March 31,
                                                                                            ----------------------------
                                                                                                2002           2001*
                                                                                              --------        --------
OPERATING ACTIVITIES:
   Income from continuing operations                                                          $  123.2        $  366.9
   Adjustments to reconcile to cash used by operations:
      Depreciation, depletion and amortization                                                   211.6           174.3
      Provision for deferred income taxes                                                         73.3           127.1
      Payments of guarantees and payment obligations related to Williams Communications
         Group, Inc.                                                                            (753.9)             --
      Estimated loss on realization of amounts due from Williams Communications Group, Inc.      232.0              --
      Preferred returns and minority interest in income of
         consolidated subsidiaries                                                                15.2            25.3
      Tax benefit of stock-based awards                                                            1.9            15.0
      Cash provided (used) by changes in assets and liabilities:
         Accounts and notes receivable                                                           (62.3)           75.2
         Inventories                                                                             (95.0)          175.3
         Margin deposits                                                                         (43.0)         (434.1)
         Other current assets                                                                   (157.0)          (67.8)
         Accounts payable                                                                        (25.7)           66.3
         Accrued liabilities                                                                    (241.7)           71.5
      Changes in current energy risk management and trading assets and liabilities                60.1          (358.6)
      Changes in noncurrent energy risk management and trading assets and liabilities           (319.0)         (517.1)
      Changes in noncurrent deferred income                                                      (20.1)            9.3
      Other, including changes in noncurrent assets and liabilities                              (40.0)           30.7
                                                                                              --------        --------
         Net cash used by operating activities of continuing operations                       (1,040.4)         (240.7)
         Net cash provided by operating activities of discontinued operations                     30.2            31.5
                                                                                              --------        --------
         Net cash used by operating activities                                                (1,010.2)         (209.2)
                                                                                              --------        --------
FINANCING ACTIVITIES:
   Payments of notes payable                                                                  (1,337.5)       (2,012.7)
   Proceeds from long-term debt                                                                3,083.7         1,187.8
   Payments of long-term debt                                                                   (277.2)         (680.4)
   Proceeds from issuance of common stock                                                         19.2         1,362.4
   Proceeds from issuance of preferred stock                                                     272.3              --
   Dividends paid                                                                               (103.5)          (72.5)
   Proceeds from sale of limited partner units of consolidated partnership                          --            92.5
   Payments of debt issuance costs                                                               (95.4)          (20.2)
   Payments/dividends to preferred and minority interests                                        (14.0)           (7.3)
   Other--net                                                                                      (.3)             --
                                                                                              --------        --------
         Net cash provided (used) by financing activities of continuing operations             1,547.3          (150.4)
         Net cash provided (used) by financing activities of discontinued operations              (5.6)        1,317.6
                                                                                              --------        --------
         Net cash provided by financing activities                                             1,541.7         1,167.2
                                                                                              --------        --------
INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                                      (431.4)         (307.2)
      Proceeds from dispositions                                                                  86.5            14.5
   Purchases of investments/advances to affiliates                                              (151.0)          (87.6)
   Proceeds from sales of businesses                                                             423.2              --
   Other--net                                                                                     (8.3)           (4.8)
                                                                                              --------        --------
         Net cash used by investing activities of continuing operations                          (81.0)         (385.1)
         Net cash used by investing activities of discontinued operations                        (48.6)       (1,449.3)
                                                                                              --------        --------
         Net cash used by investing activities                                                  (129.6)       (1,834.4)
                                                                                              --------        --------
Increase (decrease) in cash and cash equivalents                                                 401.9          (876.4)
Cash and cash equivalents at beginning of period**                                             1,301.1         1,210.7
                                                                                              --------        --------
Cash and cash equivalents at end of period**                                                  $1,703.0        $  334.3
                                                                                              ========        ========


* Amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

** Includes cash and cash equivalents of discontinued operations of $9.7 million, $103.6 million and $224.2 million at December 31, 2001, March 31, 2001 and December 31, 2000, respectively.


                             See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   General
--------------------------------------------------------------------------------

    The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors, but include all normal recurring adjustments and others, which, in the opinion of Williams' management, are necessary to present fairly its financial position at March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Basis of presentation
--------------------------------------------------------------------------------

    On March 27, 2002, Williams completed the sale of one of its Gas Pipeline segments, Kern River Gas Transmission (Kern River), to MidAmerican Energy Holdings Company (MEHC). Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations, net assets and cash flows of Kern River as discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to the continuing operations of Williams (see Note 6).

    Certain other income statement, balance sheet and cash flow amounts have been reclassified to conform to the current classifications.

3. Receivables from Williams Communications Group, Inc. and other related information
--------------------------------------------------------------------------------

Background

    At December 31, 2001, Williams had financial exposure from Williams Communications Group, Inc. (WCG) of $375 million of receivables and $2.21 billion of guarantees and payment obligations. Williams determined it was probable it would not fully realize the $375 million of receivables and it would be required to perform under its $2.21 billion of guarantees and payment obligations. Williams developed an estimated range of loss related to its total WCG exposure and management believed that no loss within that range was more probable than another. Accordingly, in 2001, Williams recorded the $2.05 billion minimum amount of the range of loss from its financial exposure to WCG, which was reported in the Consolidated Statement of Operations as a $1.84 billion pre-tax charge to discontinued operations and a $213 million pre-tax charge to continuing operations. The charge to discontinued operations of $1.84 billion included a $1.77 billion minimum amount of the estimated range of loss from performance on $2.21 billion of guarantees and payment obligations. The charge to continuing operations of $213 million included estimated losses from an assessment of the recoverability of the carrying amounts of the $375 million of receivables.

    Williams, prior to the spinoff, provided indirect credit support for $1.4 billion of WCG's Note Trust Notes. On March 5, 2002, Williams received the requisite approvals on its consent solicitation to amend the terms of the WCG Note Trust Notes. The amendment, among other things, eliminates acceleration of the WCG Note Trust Notes due to a WCG bankruptcy or from a Williams credit rating downgrade. The amendment also affirms Williams' obligation for all payments due with respect to the WCG Note Trust Notes, which mature in March 2004, and allows Williams to fund such payments from any available sources. With the exception of the March and September 2002 interest payments, totaling $115 million, WCG, through a subsidiary, remains obligated to reimburse Williams for any payments Williams makes in connection with the Notes.

    Williams also provided a guarantee of WCG's obligations under a 1998 transaction in which WCG entered into a lease agreement covering a portion of its fiber-optic network. WCG had an option to purchase the covered network assets during the lease term at an amount approximating the lessor's cost of $750 million. On March 8, 2002, WCG exercised its option to purchase the covered network assets. On March 29, 2002, Williams funded the purchase price of $754 million and became entitled to an unsecured note from WCG for the same amount. Pursuant to the terms of an agreement between Williams and WCG's revolving credit facility lenders, the liability of WCG to compensate Williams for funding the purchase is subordinated to the interests of WCG's revolving credit facility lenders and will not mature any earlier than one year after the maturity of WCG's revolving credit facility.

    Williams has also provided guarantees on certain other performance obligations of WCG totaling approximately $57 million.

First Quarter 2002 Evaluation

    At March 31, 2002, Williams has receivables from WCG of $2.15 billion arising from Williams affirming its payment obligation on the $1.4 billion of WCG Note Trust Notes and Williams paying $754 million under the WCG lease agreement. Both of these transactions occurred in the first quarter of 2002. At March 31, 2002, Williams also has $363 million of previously existing receivables. In the first quarter of 2002, Williams recorded in continuing operations an additional pre-tax charge of $232 million from its assessment of the recoverability of its receivables from WCG. At March 31, 2002, Williams estimates that $2.1 billion of the $2.5 billion of receivables from WCG are unrecoverable. The net receivable of approximately $380 million includes a minimum lease payment receivable of $154 million related to the Williams Technology Center and other ancillary assets (Technology Center) and aircraft.

    A little more than a month after filing its 2001 Form 10-K on March 7, 2002, Williams participated in negotiations with WCG, WCG's secured creditors and other unsecured creditors as a part of a review of restructuring alternatives for WCG. Williams did not reach agreement with these parties and our discussions terminated. Thereafter, on April 22, 2002, WCG filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Based on these negotiations, WCG filing for Chapter 11 bankruptcy protection and the receipt of revised financial projections from WCG, Williams performed a financial analysis and lowered its estimated recovery of its receivables from WCG. Williams utilized the assistance of external legal counsel and an external financial and restructuring advisor in order to estimate the recovery of its receivables from WCG. In preparing its current financial analysis, Williams and its external financial and restructuring advisor revised certain assumptions and cash flow projections for WCG from the prior financial analysis prepared in conjunction with Williams' 2001 Form 10-K filing. Williams considered the overall market condition of the telecommunications industry, revised financial projections provided by WCG, the potential impact of a bankruptcy on WCG's financial performance, the nature of the proposed restructuring as detailed in WCG's bankruptcy filing and various issues discussed in the negotiations prior to WCG's bankruptcy filing.

    To estimate recovery of its receivables, Williams estimated the total value of WCG available to the unsecured creditors and then assumed a level of Williams participation in the consideration issued to the unsecured creditors of WCG considering Williams' unsecured claims and the other unsecured liabilities of WCG. In order to estimate the total value of WCG available to the unsecured creditors, Williams estimated an enterprise value of WCG using a present value analysis, reduced by the amount of secured debt that may exist in WCG's restructured balance sheet. Williams considered a range of discount rates from 21 percent to 25 percent, which reflects an assumed restructured WCG capital structure of debt and equity and the debt and equity returns that outside market investors may require.

    Williams' current estimate of WCG's total value available to the unsecured creditors is lower than Williams' prior estimate used for 2001 reporting primarily due to lower estimates of WCG cash flows and a revised range of discount rates. These estimates of cash flows and discount rates used to estimate WCG's total value available to the unsecured creditors are within the range of amounts discussed in Williams' 2001 Form 10-K. In developing current cash flow projections to estimate WCG's enterprise value, Williams and its external financial and restructuring advisor considered several factors including revised WCG financial projections, which were lower than prior financial projections. Also, Williams previously considered a range of discount rates from 17 percent to 25 percent. At the lower end of that range, the equity component reflected a blended equity return comprised of outside market investors and other investors who might require a lower equity return due to their strategic interest in WCG.

    Estimating recoveries of Williams' receivables from WCG involves making complex judgments and assumptions about uncertain outcomes. Actual recoveries may ultimately differ from currently estimated recoveries as numerous factors will affect any recovery, including the form of consideration that Williams may receive from WCG's restructuring under bankruptcy, WCG's future performance, the length of time WCG remains in bankruptcy, customer reaction to WCG's bankruptcy filing, challenges to Williams' claims which may be raised in the bankruptcy proceeding, negotiations among WCG's secured creditors, its unsecured creditors and Williams, and the resolution of any related claims, issues or challenges that may be raised in the bankruptcy proceedings.

    Williams has been selected by the U.S. Trustee to serve on the unsecured creditors committee in the WCG bankruptcy. At its initial meeting the committee decided to form a subcommittee, which excludes Williams, to investigate what rights and remedies, if any, the creditors may have against Williams relating to its dealings with WCG. Williams has entered into an agreement with WCG in which Williams agreed not to object to a plan of reorganization submitted by WCG in its bankruptcy if that plan provides for WCG to assume its obligations under certain service agreements and the sale leaseback transaction involving the Technology Center and aircraft with Williams and for Williams' other claims to be treated as general unsecured claims with treatment substantially identical to the treatment of claims by WCG's bondholders.

4.   Investing income (loss)
--------------------------------------------------------------------------------

Estimated loss on realization of amounts due from Williams Communications Group, Inc.

    In first-quarter 2002, Williams recorded in continuing operations an additional pre-tax charge of $232 million from its assessment of the recoverability of its receivables from WCG (see Note 3).

Other

    Other investing income for the three months ended March 31, 2002 and 2001, is as follows:


                                                  Three months ended
                                                      March 31,
                                                 ---------------------
(Millions)                                        2002          2001
                                                 -------       -------
Equity earnings (loss)*                          $   7.5       $  (2.3)
Interest income and other                            8.6          36.3
                                                 -------       -------
Total other investing income                     $  16.1       $  34.0
                                                 =======       =======

*   Item also included in segment profit.

5.   Provision for income taxes
--------------------------------------------------------------------------------

    The provision for income taxes from continuing operations includes:


                                     Three months ended
                                          March 31,
                                     -------------------
(Millions)                            2002         2001
                                     ------       ------
Current:
  Federal                            $  7.6       $ 85.8
  State                                 2.6         13.7
  Foreign                               3.6          6.3
                                     ------       ------
                                       13.8        105.8

Deferred:
  Federal                              57.1        116.3
  State                                 9.5         11.5
  Foreign                               6.7          (.7)
                                     ------       ------
                                       73.3        127.1
                                     ------       ------
Total provision                      $ 87.1       $232.9
                                     ======       ======

    The effective income tax rate for the three months ended March 31, 2002 and 2001, is greater than the federal statutory rate due primarily to the effects of state income taxes.

6.   Discontinued operations
--------------------------------------------------------------------------------

Kern River

    On March 27, 2002, Williams completed the sale of its Kern River pipeline for $450 million in cash and the assumption by the purchaser of $510 million in debt. As part of the agreement, a maximum of $32.5 million of the purchase price is contingent upon Kern River receiving a certificate from the Federal Energy Regulatory Commission (FERC) to construct and operate a future expansion. This amount has not yet been recognized in the loss on sale computation. This certificate is expected to be received during third-quarter 2002. In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations, financial position and cash flows for Kern River have been reflected in the accompanying consolidated financial statements and notes as discontinued operations.

Williams Communications Group, Inc.

    On March 30, 2001, Williams' board of directors approved a tax-free spinoff of WCG to Williams' shareholders. Williams distributed 398.5 million shares, or approximately 95 percent of the WCG common stock held by Williams on April 23, 2001. In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," the results of operations and cash flows for WCG have been reflected in the accompanying Consolidated Statement of Income and Consolidated Statement of Cash Flows and notes as discontinued operations.

    See Note 3 for information regarding events in 2002 related to WCG.

    Summarized results of discontinued operations for the three months ended March 31, 2002 and 2001, are as follows:


                                                       Three months ended
                                                            March 31,
                                                     ----------------------
(Millions)                                             2002           2001
                                                     -------        -------
Kern River:
  Revenues                                           $  40.3        $  38.5
  Income from operations before
     income taxes                                       13.5           18.1
   Loss on sale of Kern River                          (38.1)            --
   (Provision) benefit for income taxes                  9.1           (6.7)
                                                     -------        -------
     Income (loss) from Kern River                     (15.5)          11.4
                                                     -------        -------
WCG:
   Revenues                                               --          270.2
   Loss from operations before
     income taxes                                         --         (271.3)
   Benefit for income taxes                               --           92.2
                                                     -------        -------
     Loss from WCG                                        --         (179.1)
                                                     -------        -------
Total loss from discontinued operations              $ (15.5)       $(167.7)
                                                     =======        =======


7.   Earnings per share
--------------------------------------------------------------------------------

    Basic and diluted earnings per common share are computed as follows:


(Dollars in millions, except per-share                    Three months ended
amounts; shares in thousands)                                  March 31,
                                                     -----------------------------
                                                        2002               2001
                                                     -----------       -----------
Income from continuing operations                    $     123.2       $     366.9
Preferred stock dividends (see Note 12)                     69.7                --
                                                     -----------       -----------
Income from continuing operations
   available to common stockholders
   for basic and diluted earnings per
   share                                             $      53.5       $     366.9
                                                     ===========       ===========
Basic weighted-average shares                            519,224           479,090
Effect of dilutive securities:
   Stock options                                           2,016             4,220
                                                     -----------       -----------
Diluted weighted-average shares                          521,240           483,310
                                                     -----------       -----------
Earnings per share from continuing operations:
  Basic                                              $       .10       $       .77
  Diluted                                            $       .10       $       .76

    For 2002, approximately .8 million weighted-average shares related to the assumed conversion of 9 7/8 percent cumulative convertible preferred stock have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive (see Note 12).

8.   Inventories
--------------------------------------------------------------------------------

                                                March 31,  December 31,
(Millions)                                        2002         2001
                                                ---------  ------------
Raw materials:
   Crude oil                                     $166.7       $117.7
   Other                                            1.4          1.3
                                                 ------       ------
                                                  168.1        119.0
Finished goods:
   Refined products                               298.4        265.0
   Natural gas liquids                            127.2        142.6
   General merchandise                             17.7         14.5
                                                 ------       ------
                                                  443.3        422.1
Materials and supplies                            151.6        134.0
Natural gas in underground storage                143.3        136.4
Other                                               2.0          1.7
                                                 ------       ------
                                                 $908.3       $813.2
                                                 ======       ======

9.   Debt and banking arrangements
--------------------------------------------------------------------------------

Notes payable

    Williams has a $2.2 billion commercial paper program backed by a short-term bank-credit facility. At March 31, 2002, $378.4 million of commercial paper was outstanding under the program. Interest rates vary with current market conditions. In addition, Williams has $300 million of floating rate notes at March 31, 2002. The weighted-average interest rate on all short-term borrowings at March 31, 2002, was 3.2 percent.


Debt
--------------------------------------------------------------------------------
                                        Weighted-
                                         average
                                         interest         March 31,       December 31,
(Millions)                               rate(1)            2002              2001
                                        ---------         ---------       ------------
Revolving credit loans                        2.9%        $   554.9        $    53.7
Commercial paper                               --                --            300.0
Debentures, 6.25% -10.25%,
   payable 2003 - 2031                        7.4           1,576.0          1,585.4
Notes, 5.1% - 9.45%,
   payable through 2032(2)                    7.2          10,545.3          6,835.3
Notes, adjustable rate,
   payable through 2004                       2.7           1,441.8          1,192.9
Other, payable through 2016                   7.8              54.1             60.2
                                        ---------         ---------        ---------
                                                           14,172.1         10,027.5
Current portion of long-term debt                          (1,938.6)        (1,014.8)
                                                          ---------        ---------
                                                          $12,233.5        $ 9,012.7
                                                          =========        =========

(1)      At March 31, 2002, including the effect of interest rate swaps.

(2) $400 million of 6.75% notes, payable 2016, putable/callable in 2006 and $1.1 billion of 6.5% notes payable 2007, subject to remarketing in 2004.

    Williams' December 31, 2001 long-term debt included $300 million of commercial paper, $300 million of short-term debt obligations and $244 million of long-term debt obligations due within one year, which would have otherwise been classified as current, but were classified as noncurrent based on Williams' intent and ability to refinance on a long-term basis. At March 31, 2002, there were no short-term obligations classified as noncurrent based on Williams' intent and ability to refinance on a long-term basis.

    Under the terms of Williams' $700 million revolving credit agreement, Northwest Pipeline, Transcontinental Gas Pipe Line and Texas Gas Transmission have access to various amounts of the facility, while Williams (Parent) has access to all unborrowed amounts. Interest rates vary with current market conditions. At March 31, 2002, $491.7 million was outstanding under this revolving credit agreement. Subsequent to March 31, 2002, this amount was repaid and is included in current portion of long-term debt. Additionally, certain Williams subsidiaries have revolving credit facilities with a total capacity of $110 million at March 31, 2002.

    Pursuant to completion of a consent solicitation during first-quarter 2002, with WCG Note Trust holders, Williams recorded $1.4 billion of long-term debt obligations which mature in March 2004 and bear an interest rate of 8.25 percent (see Note 3).

    In March 2002, the terms of a Williams $560 million priority return structure, previously classified as preferred interest in consolidated subsidiaries, were amended. The amendment provided for the outside investor's preferred interest to be redeemed over the next year in equal quarterly installments (see Note 11). The interest rate varies based on LIBOR plus an applicable margin and was 2.59 percent at March 31, 2002. Based on the new payment terms, the preferred interest was reclassified to debt, of which $448 million is classified as long-term debt due within one year and $112 million is classified as long-term debt on Williams' Consolidated Balance Sheet.

    In addition to the items discussed above, significant long-term debt issuances and retirements, other than amounts under revolving credit agreements, during first-quarter 2002 are as follows:


                                                               Principal
Issue/Terms                                      Due Date        Amount
                                                 --------     -----------
                                                               (Millions)
Issuances of long-term debt in 2002:
     6.5% notes (see Note 12)                      2007       $   1,100.0
     8.125% notes                                  2012             650.0
     8.75% notes                                   2032             850.0

Retirements/prepayments of long-term
  debt in 2002:
     6.125% notes(1)                               2012       $     240.0

(1)      Subject to redemption at par in 2002.

    Williams' ratio of net debt to consolidated net worth plus net debt, as defined in Williams' Annual Report on Form 10-K, was 61.8 percent at March 31, 2002 as compared to 61.5 percent at December 31, 2001.

    Subsequent to March 31, 2002, Williams Energy Partners L.P., a consolidated subsidiary of Williams, borrowed $700 million from a group of institutions. These proceeds were primarily used to acquire Williams Pipe Line, a wholly owned subsidiary of Williams (see Note 14).

10.  Contingent liabilities and commitments
--------------------------------------------------------------------------------

Rate and regulatory matters and related litigation

    Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $138 million for potential refund as of March 31, 2002.

    As a result of FERC Order 636 decisions in prior years, each of the natural gas pipeline subsidiaries has undertaken the reformation or termination of its respective gas supply contracts. None of the pipelines has any significant pending supplier take-or-pay, ratable take or minimum take claims.

    Williams Energy Marketing & Trading subsidiaries are engaged in power marketing in various geographic areas, including California. Prices charged for power by Williams and other traders and generators in California and other western states have been challenged in various proceedings including those before the FERC. In December 2000, the FERC issued an order which provided that, for the period between October 2, 2000 and December 31, 2002, it may order refunds from Williams and other similarly situated companies if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. Beginning on March 9, 2001, the FERC issued a series of orders directing Williams and other similarly situated companies to provide refunds for any prices charged in excess of FERC-established proxy prices in January, February, March, April and May 2001, or to provide justification for the prices charged during those months. According to these orders, Williams' total potential refund liability for January through May 2001 is approximately $30 million. Williams has filed justification for its prices with the FERC and calculated its refund liability under the methodology used by the FERC to compute refund amounts at approximately $11 million. On July 25, 2001, the FERC issued an order establishing a hearing to establish the facts necessary to determine refunds under the approved methodology. Refunds under this order will cover the period of October 2, 2000 through June 20, 2001. They will be paid as offsets against outstanding bills and are inclusive of any amounts previously noticed for refund for that period. The judge presiding over the refund proceedings is expected to issue his findings in November 2002. The FERC will subsequently issue a refund order based on these findings.

    In an order issued June 19, 2001, the FERC implemented a revised price mitigation and market monitoring plan for wholesale power sales by all suppliers of electricity, including Williams, in spot markets for a region that includes California and ten other western states (the "Western Systems Coordinating Council," or "WSCC"). In general, the plan, which will be in effect from June 20, 2001 through September 30, 2002, establishes a market clearing price for spot sales in all hours of the day that is based on the bid of the highest-cost gas-fired California generating unit that is needed to serve the Independent System Operator's (ISO's) load. When generation operating reserves fall below seven percent in California (a "reserve deficiency period"), absent cost-based justification for a higher price, the maximum price that Williams may charge for wholesale spot sales in the WSCC is the market clearing price. When generation operating reserves rise to seven percent or above in California, absent cost-based justification for a higher price, Williams' maximum price will be limited to 85 percent of the highest hourly price that was in effect during the most recent reserve deficiency period. This methodology initially resulted in a maximum price of $92 per megawatt hour during non-emergency periods and $108 per megawatt hour during emergency periods, and these maximum prices remained unchanged throughout summer and fall 2001. Revisions to the plan for the post-

September 30, 2002, period are expected from the Commission in summer 2002.

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

    The California Public Utilities Commission (CPUC) filed a complaint with the FERC on February 25, 2002, seeking to void or, alternatively, reform a number of the long-term power purchase contracts entered into between the State of California and several suppliers in 2001, including Williams Energy Marketing & Trading Company. The CPUC alleges that the contracts are tainted with the exercise of market power and significantly exceed "just and reasonable" prices. The Electricity Oversight Board made a similar filing on February 27, 2002. FERC set the complaint for hearing on April 24, 2002, but held the hearing in abeyance pending settlement discussions before a FERC judge. FERC also ordered that the higher public interest test will apply to the contracts. FERC commented that the state has a very heavy burden to carry in proving its case.

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

    On February 13, 2002, the FERC issued an Order Directing Staff Investigation commencing a proceeding titled Fact-Finding Investigation of Potential Manipulation of Electric and Natural Gas Prices. Through the investigation, the FERC intends to determine whether "any entity, including Enron Corporation (through any of its affiliates or subsidiaries), manipulated short-term prices for electric energy or natural gas in the West or otherwise exercised undue influence over wholesale electric prices in the West, since January 1, 2000, resulting in potentially unjust and unreasonable rates in long-term power sales contracts subsequently entered into by sellers in the West." This investigation does not constitute a Federal Power Act complaint, rather, the results of the investigation will be used by the FERC in any existing or subsequent Federal Power Act or Natural Gas Act complaint. The FERC Staff is directed to complete the investigation as soon as "is practicable." Williams, through many of its subsidiaries, is a major supplier of natural gas and power in the West and, as such, anticipates being the subject of certain aspects of the investigation. Williams is cooperating with all data requests received in this proceeding. On May 8, Williams received an additional set of data requests from the FERC related to a recent disclosure by Enron of certain trading practices in which it may have been engaged in the California market. Williams will be responding to the data requests.

    On March 20, 2002, the California Attorney General filed a complaint with FERC alleging that Williams and all other sellers of power in California have failed to comply with federal law requiring the filing of rates and charges for power. Williams filed an answer to the complaint.

Environmental Matters

    Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At March 31, 2002, these subsidiaries had accrued liabilities totaling approximately $33 million for these costs.

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

    Transcontinental Gas Pipe Line, Texas Gas and Williams Gas Pipelines Central (Central) have identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of March 31, 2002, Central had accrued a liability for approximately $8 million, representing the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $33 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.

    Williams Energy Services (WES) and its subsidiaries also accrue environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, WES owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At March 31, 2002, WES and its subsidiaries had accrued liabilities totaling approximately $38 million for these costs. WES accrues receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At March 31, 2002, WES and its subsidiaries had accrued receivables totaling $.8 million.

    In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At March 31, 2002, Williams had approximately $10 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

    On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from Williams' pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period July 1, 1998 through July 2, 2001. In November 2001, Williams furnished its response.

Other legal matters

    In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending three lawsuits brought by producers. In one of the cases, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. In addition, through December 31, 2001, post-judgment interest was approximately $10.5 million. Transcontinental Gas Pipe Line's appeals have been denied by the Texas Court of Appeals for the First District of Texas, and on April 2, 2001, the company filed an appeal to the Texas Supreme Court. On February 21, 2002, the Texas Supreme Court denied Transcontinental Gas Pipe Line's petition for review. As a result, Transcontinental Gas Pipe Line recorded a fourth-quarter 2001 pre-tax charge to income (loss) for the year ended December 31, 2001, in the amount of $37 million ($18 million is included in Gas Pipeline's segment profit and $19 million in interest accrued) representing management's estimate of the effect of this ruling. Transcontinental Gas Pipe Line filed a motion for rehearing. In response to the Court's request, Texaco filed a response on April 25, 2002. In the other cases, producers have asserted damages, including interest calculated through December 31, 2001, of $16.3 million. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of Order 528.

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

    In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries. In connection with its sale of Kern River, the Company agreed to indemnify the purchaser for liability relating to this claim. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaints filed by various defendants, including Williams, were denied on May 18, 2001.

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

    On May 2, 2001, the Lieutenant Governor of the State of California and Assemblywoman Barbara Matthews, acting in their individual capacities as members of the general public, filed suit against five companies including Williams Energy Marketing & Trading Company and 14 executive officers, including Keith Bailey, Chairman of Williams, Steve Malcolm,

President and CEO of Williams, and Bill Hobbs, President and CEO of Williams Energy Marketing & Trading, in Los Angeles Superior State Court alleging State Antitrust and Fraudulent and Unfair Business Act Violations and seeking injunctive and declaratory relief, civil fines, treble damages and other relief, all in an unspecified amount. This case is being coordinated with the other class actions in San Diego Superior Court.

    On May 17, 2001, the DOJ advised Williams that it had commenced an antitrust investigation relating to an agreement between a subsidiary of Williams and AES Southland alleging that the agreement limits the expansion of electric generating capacity at or near the AES Southland plants that are subject to a long-term tolling agreement between Williams and AES Southland. In connection with that investigation, the DOJ has issued two Civil Investigative Demands to Williams requesting answers to certain interrogatories and the production of documents. Williams is cooperating with the investigation.

    On October 5, 2001, a suit was filed on behalf of California taxpayers and electric ratepayers in the Superior Court for the County of San Francisco against the Governor of California and 22 other defendants consisting of other state officials, utilities and generators, including Energy Marketing & Trading. The suit alleges that the long-term power contracts entered into by the state with generators are illegal and unenforceable on the basis of fraud, mistake, breach of duty, conflict of interest, failure to comply with law, commercial impossibility and change in circumstances. Remedies sought include rescission, reformation, injunction, and recovery of funds.

    On March 11, 2002, the California Attorney General filed a civil complaint in San Francisco Superior Court, against Williams and three other sellers of electricity alleging unfair competition relating to sales of ancillary power services between 1998 and 2000. The complaint seeks restitution, disgorgement and civil penalties of approximately $150 million in total. This case has been removed to federal court. On April 9, 2002, the California Attorney General filed a civil complaint in San Francisco Superior Court against Williams and three other sellers of electricity alleging unfair and unlawful business practices related to charges for electricity during and after 2000. The maximum penalty for each violation is $2,500 and the complaint seeks a total fine in excess of $1 billion in total. Finally, the California Attorney General has indicated it may file a Clayton Act complaint against AES Southland and Williams relating to AES Southland's acquisition of Southern California generation facilities in 1998, tolled by Williams. Williams believes the complaints against it are without merit.

    Since January 29, 2002, Williams is aware of numerous shareholder class action suits that have been filed in the United States District Court for the Northern District of Oklahoma. The majority of the suits allege that Williams and co-defendants, WCG and certain corporate officers, have acted jointly and separately to inflate the stock price of both companies. Other suits allege similar causes of action related to a public offering in early January 2002, known as the FELINE PACS offering. These cases were filed against Williams, certain corporate officers, all members of the Williams board of directors and all of the offerings' underwriters. Williams does not anticipate any immediate action by the Court in these actions. In addition, class action complaints have been filed against Williams and the members of its board of directors under the Employee Retirement Income Security Act by participants in Williams' 401(k) plan and a derivative shareholder suit has been filed in state court in Oklahoma, all based on similar allegations.

    Williams has been selected by the U.S. Trustee to serve on the unsecured creditors committee in the WCG bankruptcy. At its initial meeting, the committee decided to form a subcommittee creditors committee, which excludes Williams, to investigate what rights and remedies, if any, the creditors may have against Williams relating to its dealings with WCG. Williams has entered into an agreement with WCG in which Williams agreed not to object to a plan of reorganization submitted by WCG in its bankruptcy if that plan provides (i) for WCG to assume its obligations under certain service agreements and the sale leaseback transaction with Williams and (ii) for Williams' other claims to be treated as general unsecured claims with treatment substantially identical to the treatment of claims by WCG's bondholders.

    On April 26, 2002, the Oklahoma Department of Securities issued an order initiating an investigation of Williams and WCG regarding issues associated with the spin-off of WCG and regarding the WCG bankruptcy. Williams will cooperate fully in the investigation.

    In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries which are incidental to their operations.

    Enron Corp. (Enron) and certain of its subsidiaries, with whom Energy Marketing & Trading and other Williams subsidiaries have had commercial relations, filed a voluntary petition for Chapter 11 reorganization under the U.S. Bankruptcy Code in the Federal District Court for the Southern District of New York on December 2, 2001. Additional Enron subsidiaries have subsequently filed for Chapter 11. The court has not set a date for the filing of claims. During fourth-quarter 2001, Energy Marketing & Trading recorded a total decrease to revenues of approximately $130 million as a part of its valuation of energy commodity and derivative trading contracts with Enron entities, approximately $91 million of which was recorded pursuant to events immediately preceding and following the announced bankruptcy of Enron. Other Williams subsidiaries recorded approximately $5 million of bad debt expense related to amounts receivable from Enron entities in fourth-quarter 2001, reflected in selling, general and administrative expenses. At December 31, 2001, Williams has reduced its recorded exposure to accounts receivable from Enron entities, net of margin deposits, to expected recoverable amounts. During first-quarter 2002, Energy Marketing & Trading sold rights to certain Enron receivables to a third party in exchange for $24.5 million in cash. The $24.5 million is recorded within the trading revenues in first-quarter 2002.

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

Commitments

    Energy Marketing & Trading has entered into certain contracts giving it the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are either currently in operation or are to be constructed at various locations throughout the continental United States. At March 31, 2002, annual estimated committed payments under these contracts range from approximately $45 million to $462 million, resulting in total committed payments over the next 20 years of approximately $8 billion.

11.  Preferred interest in consolidated subsidiary
--------------------------------------------------------------------------------

   In December 2000, Williams formed two separate legal entities, Snow Goose Associates, L.L.C. (Snow Goose) and Arctic Fox Assets, L.L.C. (Arctic Fox) for the purpose of generating funds to invest in certain Canadian energy-related assets. An outside investor contributed $560 million in exchange for the non-controlling preferred interest in Snow Goose. The investor in Snow Goose is entitled to quarterly priority distributions.

    The initial priority return structure was originally scheduled to expire in December 2005.

    During first-quarter 2002, the terms of the priority return were amended. Significant terms of the amendment include elimination of covenants regarding Williams' credit ratings, modifications of certain Canadian interest coverage covenants and a requirement to amortize the outside investor's preferred interest with equal principal payments due each quarter and the final payment in April 2003. In addition, Williams provided a financial guarantee of the Arctic Fox note payable to Snow Goose which, in turn, is the source of the priority returns. Based on the terms of the amendment, the $560 million has been reclassified from preferred interests in consolidated subsidiaries to long-term debt due within one year and long-term debt on Williams Consolidated Balance Sheet at March 31, 2002. Priority returns prior to this amendment are included in preferred returns and minority interest in income of consolidated subsidiaries on the Consolidated Statement of Income.

12.  Stockholders' equity
--------------------------------------------------------------------------------

    Concurrent with the sale of Kern River to MEHC, Williams issued approximately 1.5 million shares of 9 7/8 percent cumulative convertible preferred stock to MEHC for $275 million. The terms of the preferred stock allow the holder to convert, at any time, one share of preferred stock into 10 shares of Williams common stock at $18.75 per share. Preferred shares have a liquidation preference equal to the stated value of $187.50 per share plus any dividends accumulated and unpaid. Dividends on the preferred stock are payable quarterly.

    First-quarter 2002 preferred dividends include $69.4 million associated with the accounting for a preferred security that contains a conversion option that is beneficial to the purchaser at the time the security was issued. This is accounted for as a noncash dividend (reduction to retained earnings) and results from the conversion price being less than the market price of Williams common stock on the date the preferred stock was issued. The reduction in retained earnings was offset by an increase in capital in excess of par value.

    In January 2002, Williams issued $1.1 billion of 6.5 percent notes payable 2007 which are subject to remarketing in 2004. Attached to these notes is an equity forward contract requiring the holder to purchase Williams common stock at the end of three years. The note and equity forward contract are bundled as units, called FELINE PACS, and were sold in a public offering for $25 per unit. At the end of three years, the holder is required to purchase for $25, one share of Williams common stock provided the average price of Williams common stock does not exceed $41.25 per share for a 20 trading day period prior to settlement. If the average price over that period exceeds $41.25 per share, the number of shares issued in exchange for $25 will be equal to one share multiplied by the quotient of $41.25 divided by the average price over that period.

13.  Comprehensive income (loss)
--------------------------------------------------------------------------------

    Comprehensive income (loss) is as follows:


                                                             Three months ended
                                                                  March 31,
                                                           ----------------------
(Millions)                                                  2002            2001
                                                           -------        -------
Net income                                                 $ 107.7        $ 199.2

Other comprehensive income (loss):
  Unrealized gains (losses)
     on securities                                             1.1          (86.7)
   Realized gains on securities
      reclassified to net income                                --          (20.6)
   Cumulative effect of a
     change in accounting for
     derivative instruments                                     --         (153.4)
   Unrealized gains (losses) on
     derivative instruments                                 (201.3)          14.7
   Net reclassification into
     earnings of derivative
     instrument (gains) losses                              (154.3)           9.2
   Foreign currency
     translation adjustments                                  (1.4)         (31.8)
                                                           -------        -------
   Other comprehensive
     loss before taxes and
     minority interest                                      (355.9)        (268.6)
   Income tax benefit on other
     comprehensive loss                                      135.0           91.3
   Minority interest in other
     comprehensive loss                                         --           12.5
                                                           -------        -------
Other comprehensive loss                                    (220.9)        (164.8)
                                                           -------        -------
Comprehensive income (loss)                                $(113.2)       $  34.4
                                                           =======        =======

    Components of other comprehensive loss before minority interest and taxes related to discontinued operations are as follows:


                                                  Three months ended
                                                       March 31,
                                                 -------       -------
(Millions)                                        2002          2001
                                                 -------       -------
Unrealized losses on securities                  $    --       $ (90.7)
Realized gains on securities
  reclassified to net income                          --         (20.6)
Foreign currency translation
  adjustments                                         --         (19.4)
                                                 -------       -------
Other comprehensive loss before
  minority interest and taxes related
  to discontinued operations                     $    --       $(130.7)
                                                 =======       =======

14.  Segment disclosures
--------------------------------------------------------------------------------

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

    In first-quarter 2002, Williams began managing its interest rate risk on an enterprise basis by the corporate parent. The more significant of these risks relate to its energy risk management and trading portfolio and debt instruments. To facilitate the management of the risk, entities within Williams may enter into derivative instruments (usually swaps) with the corporate parent. The level, term and nature of derivative instruments entered into with external parties are determined on a consolidated basis. Energy Marketing & Trading has entered into intercompany interest rate swaps with the corporate parent, the effect of which is included in Energy Marketing & Trading's segment revenues and segment profit as shown in the reconciliation below.

    The majority of energy commodity hedging by the Energy Services' business units is done through intercompany derivatives with Energy Marketing & Trading which, in turn, enters into offsetting derivative contracts with unrelated third parties. Energy Marketing & Trading bears the counterparty performance risks associated with unrelated parties.

    Williams' reportable segments are strategic business units that offer different products and services. The segments are managed separately, because each segment requires different technology, marketing strategies and industry knowledge. Other includes corporate operations.

    On April 11, 2002, Williams Energy acquired Williams Pipe Line, an operation within Petroleum Services. Accordingly, Williams Pipe Line's operations have been transferred from the Petroleum Services segment to the Williams Energy Partners segment for which segment information has been restated for all periods presented.

    The increase in Energy Marketing & Trading's total assets, as noted on page 17, is due primarily to increased fair value of the energy risk management and trading portfolio. The following tables reflect the reconciliation of revenues and operating income as reported in the Consolidated Statement of Income to segment revenues and segment profit (loss).



-------------------------------------------------------------------------------------------------------------------------
                                    Three months ended March 31, 2002              Three months ended March 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                               Intercompany                                     Intercompany
                                                 Interest         Segment                         Interest       Segment
 (Millions)                      Revenues       Rate Swaps       Revenues        Revenues        Rate Swaps     Revenues
-------------------------------------------------------------------------------------------------------------------------
Energy Marketing & Trading       $  353.7        $   14.1        $  367.8        $  657.0        $     --       $  657.0
Gas Pipeline                        423.8              --           423.8           422.0              --          422.0
Energy Services                   1,736.8              --         1,736.8         2,203.2              --        2,203.2
Other                                15.9              --            15.9            18.5              --           18.5
Intercompany eliminations          (345.4)          (14.1)         (359.5)         (243.0)             --         (243.0)
                                 --------        --------        --------        --------        --------       --------
Total segments                   $2,184.8        $     --        $2,184.8        $3,057.7        $     --       $3,057.7
                                 ========        ========        ========        ========        ========       ========



-----------------------------------------------------------------------------------------------------------------------------------
                                     Three months ended March 31, 2002                    Three months ended March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                            Equity    Intercompany                             Equity     Intercompany
                             Operating     Earnings     Interest      Segment    Operating    Earnings      Interest       Segment
(Millions)                    Income       (Losses)    Rate Swaps     Profit      Income      (Losses)     Rate Swaps      Profit
                             ---------     -------    ------------    -------    ---------    --------    ------------     -------
Energy Marketing & Trading    $ 271.0      $  (4.0)     $  14.1       $ 281.1     $ 481.9     $   2.6        $    --       $ 484.5
Gas Pipeline                    170.7         19.5           --         190.2       168.6         8.1             --         176.7
Energy Services                 241.7         (7.8)          --         233.9       130.1       (13.0)            --         117.1
Other                             1.6          (.2)          --           1.4         4.8          --             --           4.8
                              -------      -------      -------       -------     -------     -------        -------       -------
Total segments                  685.0      $   7.5      $  14.1       $ 706.6       785.4     $  (2.3)       $    --       $ 783.1
                              -------      -------      -------       -------     -------     -------        -------       -------

General corporate expenses      (38.2)                                              (29.4)
                              -------                                             -------
Total operating income        $ 646.8                                             $ 756.0
                              =======                                             =======



                                                ---------------------------------------------------------------------------
                                                               Revenues
                                                ----------------------------------------
                                                 External       Inter-                       Equity Earnings     Segment
(Millions)                                      Customers      segment           Total          (Losses)      Profit (Loss)
                                                ---------      --------         --------     ---------------  -------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002

ENERGY MARKETING & TRADING                      $  492.7       $ (124.9)*       $  367.8        $   (4.0)       $  281.1
GAS PIPELINE                                       405.9           17.9            423.8            19.5           190.2
ENERGY SERVICES
  Exploration & Production                          15.9          210.0            225.9             (.4)          105.7
  International                                     47.8             --             47.8            (8.8)             --
  Midstream Gas & Liquids                          297.8          124.7            422.5             1.4            69.4
  Petroleum Services                               841.7          106.8            948.5              --            31.9
  Williams Energy Partners                          77.1           15.0             92.1              --            26.9
                                                --------       --------         --------        --------        --------
  TOTAL ENERGY SERVICES                          1,280.3          456.5          1,736.8            (7.8)          233.9
                                                --------       --------         --------        --------        --------
OTHER                                                5.9           10.0             15.9             (.2)            1.4
ELIMINATIONS                                          --         (359.5)          (359.5)             --              --
                                                --------       --------         --------        --------        --------
TOTAL                                           $2,184.8       $     --         $2,184.8        $    7.5        $  706.6
                                                ========       ========         ========        ========        ========

FOR THE THREE MONTHS ENDED MARCH 31, 2001

ENERGY MARKETING & TRADING                      $  821.2       $ (164.2)*       $  657.0        $    2.6        $  484.5
GAS PIPELINE                                       415.3            6.7            422.0             8.1           176.7
ENERGY SERVICES
  Exploration & Production                          15.3          125.3            140.6             2.0            54.2
  International                                     23.2             --             23.2            (7.6)          (11.0)
  Midstream Gas & Liquids                          438.1          167.2            605.3            (7.3)           37.8
  Petroleum Services                             1,250.8           85.7          1,336.5             (.1)           14.7
  Williams Energy Partners                          85.0           12.6             97.6              --            22.8
  Merger-related costs                                --             --               --              --            (1.4)
                                                --------       --------         --------        --------        --------
  TOTAL ENERGY SERVICES                          1,812.4          390.8          2,203.2           (13.0)          117.1
                                                --------       --------         --------        --------        --------
OTHER                                                8.8            9.7             18.5              --             4.8
ELIMINATIONS                                          --         (243.0)          (243.0)             --              --
                                                --------       --------         --------        --------        --------
TOTAL                                           $3,057.7       $     --         $3,057.7        $   (2.3)       $  783.1
                                                ========       ========         ========        ========        ========



                                                             TOTAL ASSETS
                                                   ----------------------------------
(Millions)                                         March 31, 2002   December 31, 2001
                                                   --------------   -----------------
ENERGY MARKETING & TRADING                           $16,387.7           $15,483.0
GAS PIPELINE                                           8,741.7             8,291.5
ENERGY SERVICES
  Exploration & Production                             4,581.8             5,008.7
  International                                        2,023.7             2,018.1
  Midstream Gas & Liquids                              4,538.6             4,484.4
  Petroleum Services                                   2,270.6             2,275.4
  Williams Energy Partners                             1,029.6             1,033.6
                                                     ---------           ---------
  TOTAL ENERGY SERVICES                               14,444.3            14,820.2
                                                     ---------           ---------
OTHER                                                  8,142.1             7,344.5
ELIMINATIONS                                          (7,598.3)           (7,994.5)
                                                     ---------           ---------
                                                      40,117.5            37,944.7
DISCONTINUED OPERATIONS                                     --               961.5
                                                     ---------           ---------
TOTAL                                                $40,117.5           $38,906.2
                                                     =========           =========

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

15.  Recent accounting standards
--------------------------------------------------------------------------------

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Williams adopted this Statement effective January 1, 2002. This Statement addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. During first-quarter 2002, application of the non-amortization provisions of this Statement applied to goodwill did not materially impact the comparability of the Consolidated Statement of Income. At March 31, 2002, Williams' other intangible assets, which continue to be subject to amortization, were not material. During first-quarter 2002, there were no changes to the carrying value of goodwill and there were no additions to other intangible assets. During first-quarter 2002, Williams performed tests to determine whether any impairment of goodwill existed at adoption of the Statement on January 1, 2002. As a result of these tests, it is management's opinion that there was no impairment of goodwill at adoption.

At March 31, 2002, net goodwill by segment was as follows:
--------------------------------------------------------------------------------

(Millions)
Energy Marketing & Trading                  $  106.1
Exploration & Production                     1,004.0
International                                    8.1
Petroleum Services                              23.7
Williams Energy Partners                        22.4
                                            --------
Total                                       $1,164.3
                                            ========

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION




RECENT EVENTS

    As discussed in Williams' 2001 Annual Report on Form 10-K, Williams has been engaged in various discussions with investors, analysts, rating agencies and financial institutions regarding the liquidity implications of the Enron bankruptcy to the business strategy of Williams' energy risk management and trading activities. Additionally, Williams had also been evaluating its contingent obligations regarding guarantees and payment obligations with respect to certain financial obligations of Williams Communications Group, Inc. (WCG) because of uncertainty regarding its ability to perform. In addition, WCG has filed for reorganization under Chapter 11 bankruptcy laws. Both of these situations have resulted in rating agencies issuing statements in February 2002 confirming investment grade ratings, but with certain negative implications. Williams has announced its continued commitment to strengthen its balance sheet and retain investment grade ratings and has taken significant steps since the first of the year towards this objective.

    Following is a summary of the progress as of March 31, 2002 related to the steps discussed in the Form 10-K which Williams believes will strengthen its balance sheet and support retention of its investment grade ratings.

o   Reduced planned capital expenditures for 2002 to $2.5 billion

o Received approximately $510 million in proceeds from sales of assets or businesses excluding the assumption, by the purchaser, of $510 million in debt obligations

o Reduced "ratings trigger" exposure of potential acceleration of debt payment and redemption of preferred interests to $182 million

o   Issued $1.1 billion FELINE PACS units

    Each of these is discussed in more detail within the Liquidity section that follows.

GENERAL

    On March 27, 2002, Williams completed the sale of one of its Gas Pipeline segments, Kern River Gas Transmission (Kern River), to MidAmerican Energy Holdings Company (MEHC). Accordingly, the results of operations for Kern River have been reflected in the consolidated financial statements as discontinued operations. (See Note 6).

    Unless otherwise indicated, the following discussion and analysis of results of operations, financial condition and liquidity relates to the continuing operations of Williams and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 and Williams' Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Consolidated Overview

    The following table and discussion is a summary of Williams' consolidated results of operations. The results of operations by segment are discussed in further detail beginning on page 20.

                                                       THREE
                                                    MONTHS ENDED
                                                      MARCH 31,
                                          -----------------------------------
                                             2002                    2001
                                          ------------           ------------
                                                      (MILLIONS)

Revenues                                  $    2,184.8           $    3,057.7
                                          ============           ============

Operating income                          $      646.8           $      756.0
Interest accrued-net                            (211.7)                (170.3)
Investing income (loss):
   Estimated loss on realization
     of amounts due from WCG                    (232.0)                    --
   Other                                          16.1                   34.0
Preferred returns and
   minority interest in income
   of consolidated subsidiaries                  (15.2)                 (25.3)
Other income - net                                 6.3                    5.4
                                          ------------           ------------
Income from continuing
   operations before income
   taxes                                         210.3                  599.8
Provision for income taxes                       (87.1)                (232.9)
                                          ------------           ------------
Income from continuing
   operations                                    123.2                  366.9
Loss from discontinued
   operations                                    (15.5)                (167.7)
                                          ------------           ------------
Net income                                       107.7                  199.2
Preferred stock dividends                        (69.7)                    --
                                          ------------           ------------
Income applicable to
   common stock                           $       38.0           $      199.2
                                          ============           ============

    Williams' revenue decreased $872.9 million, or 29 percent, due primarily to lower refined product sales prices at refineries within Petroleum Services, lower revenues associated with energy risk management and trading activities at Energy Marketing & Trading, lower natural gas liquids sales prices and processing rates within Midstream Gas & Liquids and the absence of $105 million of revenue related to the 198 convenience stores sold in May 2001.
Partially offsetting these decreases was an increase in net production volumes within Exploration & Production.

    Segment costs and expenses decreased $772.5 million, or 34 percent, due to lower petroleum products costs, lower shrink fuel and replacement gas purchases related to processing activities, lower natural gas liquids purchases from fractionation activities, lower selling, general and administrative expenses at Energy Marketing & Trading, and the absence of $104 million in costs related to the 198 convenience stores sold.

    Operating income decreased $109.2 million, or 14 percent, due primarily to lower net revenues associated with energy risk management and trading activities at Energy Marketing & Trading, partially offset by increased production within Exploration & Production. Included in operating income are general corporate expenses, which increased $8.8 million, or 30 percent, due primarily to a $6 million increase in advertising costs.

    Interest accrued - net increased $41.4 million, or 24 percent, due primarily to the $59 million effect of higher borrowing levels offset by the $24 million effect of lower average interest rates, $3 million of higher debt amortization expense related to the higher debt levels and $5 million lower interest expense related to deposits received from customers relating to energy risk management and trading and hedging activities.

    Investing income decreased $249.9 million due substantially to the $232 million estimated loss on realization of amounts due from WCG (see Note 3). Excluding the estimated loss related to WCG, investing income decreased $17.9 million, or 53 percent. The decrease reflects a $14 million decrease in interest income related to margin deposits, a $5 million decrease in interest related to invested cash equivalents (mainly due to lower rates) and a $5 million decrease in dividend income due to the sale of the Ferrellgas Partners L.P. senior common units in second-quarter 2001, partially offset by $9 million higher equity earnings. Preferred returns and minority interest in income of consolidated subsidiaries decreased $10.1 million, or 40 percent, due primarily to a $7 million decrease in preferred returns of Snow Goose LLC (mainly due to lower interest rates) and $4 million decrease in preferred returns related to the second-quarter 2001 redemption of Williams obligated mandatorily redeemable preferred securities of Trust.

    The provision for income taxes decreased $145.8 million, or 63 percent, due primarily to lower pre-tax income. The effective income tax rate for 2002 and 2001 is greater than the federal statutory rate due primarily to the effects of state income taxes.

    Loss from discontinued operations for 2002 of $15.5 million is the after-tax loss related to the sale of Kern River, partially offset by its results of operations for the first-quarter 2002. The $167.7 million loss from discontinued operations for 2001 includes the after-tax loss from WCG operations of $179.1 million and after-tax results of operations of $11.4 million from the operations of Kern River.

    Income applicable to common stock in 2002 reflects the impact of the $69.4 million associated with accounting for a preferred security that contains a conversion option that was beneficial to the purchaser at the time the security was issued (see Note 12). The average shares for the diluted calculation increased approximately 38 million from March 31, 2001. The increase is due primarily to the 29.6 million shares issued in the Barrett acquisition in August 2001 and the full impact of the 38 million shares issued in mid-January 2001. The increased shares had a dilutive effect on earnings per share in 2002 of approximately $.01 per share.

RESULTS OF OPERATIONS-SEGMENTS

    Williams is organized into three industry groups: Energy Marketing & Trading, Gas Pipeline and Energy Services (includes Exploration & Production, International, Midstream Gas & Liquids, Petroleum Services, and Williams Energy Partners). Williams evaluates performance based upon segment profit (loss) from operations (see Note 14). Segment profit of the operating companies may vary by quarter. Energy Marketing & Trading's results can vary quarter to quarter based on the timing of origination activities and market movements of commodity prices, interest rates and counterparty creditworthiness impacting the determination of fair value of contracts.

    On April 11, 2002, Williams Energy Partners acquired Williams Pipe Line, an operation within the Petroleum Services segment. Accordingly, Williams Pipe Line's results of operations have been transferred from the Petroleum Services segment to the Williams Energy Services segment. Also in the first quarter of 2002, management of APCO Argentina was transferred from the International segment to the Exploration & Production segment to align exploration activities. Prior period amounts have been restated to reflect these changes.

    The following discussions relate to the results of operations of Williams' segments.

ENERGY MARKETING & TRADING

                                      THREE
                                  MONTHS ENDED
                                    MARCH 31,
                               --------------------
                                 2002        2001
                               ---------  ---------
                                   (MILLIONS)
Segment revenues               $   367.8  $   657.0
                               =========  =========
Segment profit                 $   281.1  $   484.5
                               =========  =========


   ENERGY MARKETING & TRADING'S revenues decreased $289.2 million, or 44 percent, due to a $239 million decrease in risk management and trading revenues and a $50 million decrease in non-trading revenues.

    The $239 million decrease in risk management and trading revenues results primarily from a $425 million decrease related to the natural gas and power portfolio, partially offset by a $140 million increase from the crude and refined products portfolio which includes $119 million from origination activities in 2002. The $425 million decrease related to the natural gas and power portfolio reflects higher net revenues recognized during the first quarter of 2001 due to higher volatility in natural gas and power prices surrounding power tolling agreements. Energy Marketing & Trading, through its origination of new contracts, executed several offsetting positions throughout 2001 to mitigate future exposure to the volatility of commodity prices. As a result of the commodity risk mitigated during 2001, Energy Marketing & Trading's portfolio value is less sensitive to the movements and volatility in the underlying gas and power prices. The 2002 natural gas and power net revenues did benefit from $62 million in favorable origination activities, $42 million from cash collected for prior-period sales in Western markets which were previously estimated to be uncollectible, approximately $30 million related to excess capacity contracts on the Kern River pipeline and $24.5 million related to a sale of certain Enron receivables (see below). The excess capacity contracts were previously accounted for on an accrual basis as Kern River was an affiliate; however, pursuant to the sale of Kern River, these contracts are now recorded at fair value.

    As discussed in the Williams 2001 Annual Report on Form 10-K, Energy Marketing & Trading had credit exposure to Enron and certain of its subsidiaries which have sought protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. During fourth-quarter 2001, Energy Marketing & Trading recorded a reduction in net trading revenues of approximately $130 million through the valuation of contracts with Enron. At December 31, 2001, Williams had reduced its exposure to accounts receivable from Enron, net of margin deposits, to expected recoverable amounts. During first quarter 2002, Energy Marketing & Trading sold rights to certain Enron receivables to a third party in exchange for $24.5 million in cash. The $24.5 million is recorded within the trading revenues in first quarter 2002.

    The $50 million decrease in non-trading revenues is due primarily to decreased natural gas liquids prices coupled with certain activities previously recorded on a gross basis which are now accounted for on a net basis.

    Costs and operating expenses decreased $51 million, or 69 percent, due primarily to the corresponding changes in non-trading revenues discussed above.

    Selling, general and administrative costs decreased $44 million primarily reflecting lower variable compensation levels associated with reduced segment profit and the effect in 2002 of modifications to the variable compensation plan.

    Segment profit decreased $203.4 million, or 42 percent, due primarily to the $239 million lower trading revenues discussed above, partially offset by the $44 million lower selling, general and administrative costs.

Potential Impact of California Power Regulation and Litigation

    At March 31, 2002, Energy Marketing & Trading had net accounts receivable recorded of approximately $217 million for power sales to the California Independent System Operator and the California Power Exchange Corporation
(CPEC). While the amount recorded reflects management's best estimate of collectibility, future events or circumstances could change those estimates.

    As discussed in Rate and Regulatory Matters and Related Litigation in Note 10 of the Notes to Consolidated Financial Statements, the FERC and the DOJ have issued orders or initiated actions which involve Energy Marketing & Trading related to California and the western states electric power industry. In addition to these federal agency actions, a number of federal and state initiatives addressing the issues of the California electric power industry are also ongoing and may result in restructuring of various markets in

California and elsewhere. Discussions in California and other states have ranged from threats of re-regulation to suspension of plans to move forward with deregulation. Allegations have also been made that the wholesale price increases resulted from the exercise of market power and collusion of the power generators and sellers, such as Williams. These allegations have resulted in multiple state and federal investigations as well as the filing of class-action lawsuits in which Williams is a named defendant (see Other Legal Matters in Note 10). Most of these initiatives, investigations and proceedings are in their preliminary stages and their likely outcome cannot be estimated. There can be no assurance that these initiatives, investigations and proceedings will not have an adverse effect on Williams' results of operations or financial condition.

GAS PIPELINE

                                       THREE
                                   MONTHS ENDED
                                     MARCH 31,
                                -------------------
                                  2002        2001
                                --------  ---------
                                     (MILLIONS)
Segment revenues                $  423.8  $   422.0
                                ========  =========
Segment profit                  $  190.2  $   176.7
                                ========  =========

    GAS PIPELINE'S revenues increased $1.8 million from first-quarter 2001. The revenue increase includes $8 million of higher gas imbalance settlements (offset in segment costs and expenses) and $8 million of higher demand revenues on the Transco system resulting from new rates effective September 1, 2001. Substantially offsetting these increases were $8 million lower recovery of tracked costs which are passed through to customers (offset in segment costs and expenses) and $6 million lower transportation revenues on the Texas Gas system resulting from lower volumes due to warmer weather.

    Segment profit increased $13.5 million, or 8 percent, due primarily to $11.4 million higher equity investment earnings from the Gulfstream pipeline joint venture project, primarily consisting of interest capitalized on internally generated funds as allowed by the FERC, and lower operation and maintenance expenses. These were slightly offset by $4 million higher depreciation expense due to increased property, plant and equipment placed into service on the Transco system.


ENERGY SERVICES

   EXPLORATION & PRODUCTION

                                        THREE
                                    MONTHS ENDED
                                      MARCH 31,
                                 ------------------
                                  2002        2001
                                 -------    -------
                                     (MILLIONS)
Segment revenues                 $ 225.9    $ 140.6
                                 =======    =======
Segment profit                   $ 105.7   $   54.2
                                 =======   ========

    EXPLORATION & PRODUCTION'S revenues increased $85.3 million, or 61 percent, due primarily to $105 million higher production revenues partially offset by an $18 million decrease in gas management revenues. The $105 million increase in production revenues includes $158 million associated with an increase in net production volumes partially offset by $52 million from decreased net realized average prices for production (including the effect of hedge positions). The increase in net production volumes mainly results from the acquisition of Barrett Resources Corporation in mid-2001. Approximately 81 percent of production in the first quarter of 2002 was hedged. Exploration & Production has contracts that hedge approximately 78 percent of estimated production for the remainder of the year. These hedges are entered into with Energy Marketing & Trading which in turn, enters into offsetting derivative contracts with unrelated third parties. Energy Marketing & Trading bears the counterparty performance risks associated with unrelated third parties. During 2001, a portion of the external derivative contracts was with Enron, which filed for bankruptcy in December 2001. As a result, the contracts were effectively liquidated as a result of contractual terms about bankruptcy and Energy Marketing & Trading recorded estimated charges for the credit exposure. Under accounting guidance, the other comprehensive income related to a terminated contract remains in accumulated other comprehensive income and is recognized as the underlying volumes are produced. During the first quarter of 2002, approximately $9 million related to the terminated contracts was recognized as revenues. At March 31, 2002, the contracted future hedge contracts are at prices that averaged above the spot market, resulting in an unrealized gain of $123 million (including $71 million related to the terminated contracts as discussed above) reflected in accumulated other comprehensive income within stockholders' equity. This is a decrease from the unrealized gain at December 31, 2001, due to an increase in natural gas prices.

    Gas management revenues consist primarily of marketing activities within the Exploration & Production segment that are not a direct part of the results of operations for producing activities. These marketing activities include acquisition and disposition of other working interest and royalty interest gas and the movement of gas from the wellhead to the tailgate of the respective plants for sale to Energy Marketing & Trading or third parties.

    Segment costs and operating expenses increased $31 million, including a $9 million increase in selling, general and administrative expenses. Segment costs and operating expenses increased due primarily to costs related to the former Barrett operations, comprised primarily of depletion, depreciation and amortization and lease operating expenses, partially offset by $18 million lower gas management costs and a $4 million gain on sale of Wind River basin producing assets.

    Segment profit increased $51.5 million due primarily to the higher revenues in excess of costs and the $4 million gain recorded on the sale of the Wind River basin assets.

    INTERNATIONAL

                                        THREE
                                    MONTHS ENDED
                                      MARCH 31,
                                --------------------
                                 2002         2001
                                -------     --------
                                     (MILLIONS)
Segment revenues                $  47.8     $   23.2
                                =======     ========
Segment profit (loss)           $    --     $ (11.0)
                                =======     ========

    INTERNATIONAL'S revenues increased $24.6 million, or 106 percent, due primarily to $20 million of revenue from a gas compression facility in Venezuela which began operations in August 2001 and $4 million higher revenue from Colorado soda ash mining operations.

    Costs and operating expenses increased $7 million due primarily to the gas compression facility in Venezuela which began operations in August 2001.

    Segment profit increased $11 million due primarily to $13 million of segment profit from operations of the gas compression facility in Venezuela discussed above and $4 million of lower losses from the soda ash mining operations. These increases were slightly offset by a $2 million increase in selling, general and administrative expenses and $4 million of Venezuelan foreign currency transaction losses.

    Williams' management has announced plans to initiate a reserve-price auction of its interest in Colorado soda ash mining operations mentioned above, in an effort to monetize all or part of its investment. Williams expects the reserve-price auction process to end during second-quarter 2002 at which time Williams will evaluate the expressed interests of participants.

    As is evident through the results of operations discussion above, Williams owns and operates several assets in Venezuela and for many years has been a business partner of PdVSA, the country's national oil company. Although Venezuela has been experiencing political unrest, the Venezuelan assets have continued to operate. Williams' total investment, after minority interest, in Venezuelan assets or projects is approximately $351 million at March 31, 2002.

MIDSTREAM GAS & LIQUIDS

                                       THREE
                                   MONTHS ENDED
                                     MARCH 31,
                                -------------------
                                  2002       2001
                                --------   --------
                                   (MILLIONS)
Segment revenues                $  422.5   $  605.3
                                ========   ========
Segment profit                  $   69.4   $   37.8
                                ========   ========

    MIDSTREAM GAS & LIQUIDS' revenues decreased $182.8 million, or 30 percent, due primarily to $104 million lower natural gas liquids sales from processing activities. The liquids sales decrease reflects $155 million from a 53 percent decrease in average natural gas liquids sales prices, partially offset by a $51 million increase from 21 percent higher volumes sold. Also contributing to the decrease were $40 million lower revenues from processing activities due primarily to a decrease in processing rates, $38 million lower natural gas liquids sales from fractionation activities and $6 million lower gathering revenues due primarily to lower volumes. Natural gas liquids pipeline transportation revenues increased $9 million due primarily to contract deficiency billings.

    Costs and operating expenses decreased $208.4 million, or 39 percent, due primarily to $166 million lower shrink, fuel and replacement gas purchases relating to processing activities, $39 million lower liquid purchases related to fractionation activities and $7 million lower power costs related to the natural gas liquids pipeline. Transportation and fractionation expenses increased by $5 million due primarily to increased volumes sold.

    Segment profit increased $31.6 million, or 84 percent, due primarily to $24 million higher average per-unit natural gas liquids margins, $16 million higher transportation revenues combined with decreased power costs from the natural gas liquids pipeline and $9 million higher equity earnings due primarily to decreased losses on equity investments. Partially offsetting these increases to segment profit were $9 million lower processing margins, including $6 million due to lower processing rates and $3 million due to lower volumes, $6 million lower gathering revenues and $4 million higher general and administrative expenses.

PETROLEUM SERVICES

                                        THREE
                                    MONTHS ENDED
                                      MARCH 31,
                          ----------------------------------
                              2002                  2001
                          ------------          ------------
                                      (MILLIONS)
Segment revenues          $      948.5          $    1,336.5
                          ============          ============
Segment profit            $       31.9          $       14.7
                          ============          ============

    PETROLEUM SERVICES' revenues decreased $388 million, or 29 percent, due primarily to $266 million lower refining and marketing revenues and $180 million lower travel center/convenience store sales slightly offset by $59 million lower intrasegment sales, which are eliminated, from refining and marketing to travel center/convenience stores.

    The $266 million decrease in refining and marketing revenues includes $323 million resulting from 33 percent lower average refined product sales prices, partially offset by $57 million from a 6 percent increase in refined product volumes sold. The $180 million decrease in travel center/convenience store sales reflects a $75 million decrease in revenues related to travel centers and Alaska convenience stores and the absence of $105 million in revenues related to the 198 convenience stores sold in May 2001. The $75 million decrease in revenues of the travel centers and Alaska convenience stores primarily reflects $40 million from a 21 percent decrease in diesel sales volumes and $36 million from a 17 percent decrease in average diesel and gasoline sales prices.

    Costs and operating expenses decreased $388.5 million, or 30 percent, due primarily to $258 million lower refining and marketing costs and $183 million lower travel center/convenience store costs partially offset by $59 million increase in external costs due to a $59 million decrease in intrasegment purchases, which are eliminated. The $258 million decrease in refining and marketing costs includes a $109 million decrease in the cost of refined product purchased for resale and a $149 million decrease from lower crude supply cost and other per unit cost of sales from the refineries. The $183 million decrease in travel center and Alaska convenience store costs reflects the absence of $104 million in costs related to the 198 convenience stores sold in May 2001 and $78 million decrease in costs related to the travel centers and Alaska convenience stores. The $78 million decrease in costs for the travel centers and Alaska convenience stores reflect $37 million from lower gasoline and diesel purchase prices and $38 million from decreased diesel sales volumes and lower store operating and merchandise costs.

    Segment profit increased $17.2 million due primarily to the absence of a 2001 $11 million impairment charge, included in other (income) expense - net, related to an end-to-end mobile computing systems business in 2001.

WILLIAMS ENERGY PARTNERS

                                       THREE
                                    MONTHS ENDED
                                      MARCH 31,
                                -------------------
                                  2002       2001
                                --------   --------
                                     (MILLIONS)
Segment revenues                $   92.1   $   97.6
                                ========   ========
Segment profit                  $   26.9   $   22.8
                                ========   ========

    WILLIAMS ENERGY PARTNERS' revenue decreased $5.5 million, or 6 percent, due to $9 million decrease in commodity sales from transportation activities (costs associated with the sales also decreased), partially offset by $4 million of higher revenue from ammonia pipeline shipments, a marine facility acquired in October 2001 and two inland terminals acquired in June 2001. Segment profit increased $4.1 million due primarily to decreased operating costs of Williams Pipe Line.

FAIR VALUE OF ENERGY RISK MANAGEMENT AND TRADING ACTIVITIES

    The fair value of Energy Marketing & Trading's energy risk management and trading contracts increased $259 million during first-quarter 2002 from $2,261 million at December 31, 2001, to $2,520 million at March 31, 2002. There was no significant change in the percentage of fair value of this portfolio derived from models and other valuation techniques. The percent of the fair value expected to be realized in the next twelve months declined from 44 percent at December 31, 2001, to 37 percent at March 31, 2002, due to a decrease in cash payments for premiums on option contracts purchased in excess of cash received for options sold and an increase in value expected to be realized in years 2003 and later on existing and new contracts.

    The following table reflects the changes in fair value between December 31, 2001 and March 31, 2002.

                                                                              (Millions)
                                                                              ----------

Fair value of contracts outstanding at December 31, 2001                             $  2,261

    Fair value of contracts outstanding at December 31, 2001
         expected to be realized during the period (1)                   $   173
    Initial recorded value of new contracts entered into during the
         period(2)                                                           181
    Changes in net option premiums paid (received)                          (271)
    Changes attributable to market movements of contracts outstanding
         at March 31, 2002(3)                                                176
                                                                         -------

             Total changes in fair value during the period                                259
                                                                                     --------

Fair value of contracts outstanding at March 31, 2002                                $  2,520
                                                                                     ========


----------
(1) Of the $988 million total value expected to be realized in 2002 as disclosed in the Form 10-K for the year ended December 31, 2001, losses of $173 million were attributable to the first-quarter 2002 and the remaining $1,161 million of net gains is attributable to the remainder of 2002.

(2) The new contracts related primarily to crude and refined products commodities.

(3) The most significant components contributing to the changes attributable to market movements during the period were increasing gas prices and higher natural gas and electric power services net revenues during peak periods.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY

    Williams' liquidity comes from both internal and external sources. Certain of those sources are available to Williams (parent) and certain of its subsidiaries. Williams' unrestricted sources of liquidity, which can be utilized without limitation under existing loan covenants, consist primarily of the following:

o Available cash-equivalent investments of $1.5 billion at March 31, 2002, as compared to $1.1 billion at December 31, 2001.

o $208 million available under Williams' $700 million bank-credit facility at March 31, 2002, as compared to $700 million at December 31, 2001.

o $1.8 billion available under Williams' $2.2 billion commercial paper program (or the related bank-credit facility) at March 31, 2002, as compared to $769 million at December 31, 2001.

o   Cash generated from operations.

o Short-term uncommitted bank lines of credit may also be used in managing liquidity.

    In April 2002, Williams filed a shelf registration statement with the Securities and Exchange Commission to enable it to issue up to $3 billion of a variety of debt and equity securities. As of May 8, 2002, this registration statement has not yet been declared effective. In addition, there are outstanding registration statements filed with the Securities and Exchange Commission for Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly owned subsidiary of Williams). As of May 8, 2002, approximately $450 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt or equity securities. Interest rates and market conditions will affect amounts borrowed, if any, under these arrangements. Williams believes additional financing arrangements, if required, can be obtained on reasonable terms.

    Capital and investment expenditures for 2002 are estimated to total approximately $2.5 billion. Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash generated from operations, (2) the use of the available portion of Williams' $700 million bank-credit facility, (3) commercial paper (or the related bank-credit facility), (4) short-term uncommitted bank lines, (5) private borrowings, (6) sale or disposal of existing businesses and/or (7) debt or equity public offerings.


Credit Ratings

    At December 31, 2001, Williams maintained certain preferred interest and debt obligations that contained provisions requiring accelerated payment of the related obligation or liquidation of the related assets in the event of specified levels of decline in Williams' credit ratings given by Moody's Investor's Service, Standard & Poor's and Fitch Ratings (rating agencies). Performance by Williams under these terms include potential acceleration of debt payment and redemption of preferred interests totaling $816 million at December 31, 2001. During the first quarter of 2002, Williams negotiated changes to certain of the agreements which eliminated the exposure to the "ratings trigger" clauses incorporated in the agreements. The amount related to potential acceleration of debt payment and redemption of preferred interests has been reduced to $182 million at March 31, 2002. Negotiations for one of the agreements resulted in Williams agreeing to redeem a $560 million preferred interest over the next year in equal quarterly installments (see Note 11).

    In addition to the factors noted above, Williams' energy marketing and trading business relies upon the investment grade rating of Williams senior unsecured long-term debt to satisfy credit support requirements of many counterparties. If Williams' credit ratings were to decline below investment grade, its ability to participate in energy marketing and trading activity could be significantly limited. Alternate credit support would be required under certain existing agreements and would be necessary to support future transactions. Without an investment grade rating, Williams would be required to fund margining requirements pursuant to industry standard derivative agreements with cash, letters of credit or other negotiable instruments. At March 31, 2002, the total notional amounts that could require such funding, in the event of a credit rating decline of Williams to below investment grade, is approximately $500 million, before consideration of offsetting positions and margin deposits from the same counterparties.

    As of March 31, 2002, Williams maintained the following credit ratings on its senior unsecured long-term debt, which are considered to be investment grade: 1) Moody's Investor's Service: Baa2 (negative outlook); 2) Standard &
Poor's: BBB (on negative watch); and 3) Fitch Ratings: BBB (negative outlook). On May 8, 2002, Williams was notified by Moody's Investor Service that it was reviewing Williams for a possible credit rating downgrade. The notification stated the review would include an assessment of Williams' business segment cash flows, medium-term liquidity and the continued execution of its plan to strengthen its balance sheet. In its announcement, Moody's noted that Williams' near-term liquidity position is good and that the company has made progress toward reducing its debt level.

    Williams continues to engage in discussions with the rating agencies regarding expectations associated with maintaining investment grade rating status. Management has stated its intent to take actions as necessary to preserve this level of rating.

WCG and significant events since December 31, 2001 regarding WCG

    At December 31, 2001, Williams had financial exposure from WCG of $375 million of receivables and $2.21 billion of guarantees and payment obligations. Williams determined it was probable it would not fully realize the $375 million of receivables and it would be required to perform under its $2.21 billion of guarantees and payment obligations. Williams developed an estimated range of loss related to its total WCG exposure and management believed that no loss within that range was more probable than another. Accordingly, in 2001, Williams recorded the $2.05 billion minimum amount of the range of loss from its financial exposure to WCG, which was reported in the Consolidated Statement of Operations as a $1.84 billion pre-tax charge to discontinued operations and a $213 million pre-tax charge to continuing operations. The charge to discontinued operations of $1.84 billion included a $1.77 billion minimum amount of the estimated range of loss from performance on $2.21 billion of guarantees and payment obligations. The charge to continuing operations of $213 million included estimated losses from an assessment of the recoverability of the carrying amounts of the $375 million of receivables.

    Williams, prior to the spinoff, provided indirect credit support for $1.4 billion of WCG's Note Trust Notes. On March 5, 2002, Williams received the requisite approvals on its consent solicitation to amend the terms of the WCG Note Trust Notes. The amendment, among other things, eliminates acceleration of the WCG Note Trust Notes due to a WCG bankruptcy or from a Williams credit rating downgrade. The amendment also affirms Williams' obligations for all payments due with respect to the WCG Note Trust Notes, which mature in March 2004, and allows Williams to fund such payments from any available sources. With the exception of the March and September 2002 interest payments, totaling $115 million, WCG, through a subsidiary, remains obligated to reimburse Williams for any payments Williams makes in connection with the Notes.

    Williams also provided a guarantee of WCG's obligations under a 1998 transaction in which WCG entered into a lease agreement covering a portion of its fiber-optic network. WCG had an option to purchase the covered network assets during the lease term at an amount approximating the lessor's cost of $750 million. On March 8, 2002, WCG exercised its option to purchase the covered network assets. On March 29, 2002, Williams funded the purchase price of $754 million and became entitled to an unsecured note from WCG for the same amount. Pursuant to the terms of an agreement between Williams and WCG's revolving credit facility lenders, the liability of WCG to compensate Williams for funding the purchase is subordinated to the interests of WCG's revolving credit facility lenders and will not mature any earlier than one year after the maturity of WCG's revolving credit facility.

    Williams has also provided guarantees on certain other performance obligations of WCG totaling approximately $57 million.

    At March 31, 2002, Williams has receivables from WCG of $2.15 billion arising from Williams affirming its payment obligation on the $1.4 billion of WCG Note Trust Notes and Williams paying $754 million under the WCG lease agreement. Both of these transactions occurred in the first quarter of 2002. At March 31, 2002, Williams also has $363 million of previously existing receivables. In the first quarter of 2002, Williams recorded in continuing operations an additional pre-tax charge of $232 million from its assessment of the recoverability of its receivables from WCG. At March 31, 2002, Williams estimates that $2.1 billion of the $2.5 billion of receivables from WCG are unrecoverable. The net receivable of approximately $380 million includes a minimum lease payment receivable of $154 million related to the Williams Technology Center and other ancillary assets (Technology Center) and aircraft.

    See Note 3 for further discussion of Williams' estimate of recoverability.

    OPERATING ACTIVITIES

    In March 2002, WCG exercised its option to purchase certain network assets under an operating lease agreement for which Williams provided a guarantee of WCG's obligations. On March 29, 2002, Williams, as guarantor under the agreement, paid $754 million related to WCG's purchase of these network assets. In return, Williams became entitled to receive an instrument of unsecured debt from WCG in the same amount. In first-quarter 2002, Williams recorded an additional pre-tax charge of $232 million from its assessment of the recoverability, of certain receivables from WCG (see Note 3).

    FINANCING ACTIVITIES

    On January 14, 2002, Williams completed the sale of 44 million publicly traded units, more commonly known as FELINE PACS, that include a senior debt security and an equity purchase contract. The $1.1 billion of debt has a term of five years, and the equity purchase contract will require the company to deliver Williams common stock to holders after three years based on a previously agreed rate. Net proceeds from this issuance were approximately $1.1 billion. The FELINE PACS were issued as part of Williams' plan to strengthen its balance sheet and maintain its investment-grade rating.

    On March 19, 2002, Williams issued $850 million of 30-year notes with an interest rate of 8.75 percent and $650 million of 10-year notes with an interest rate of 8.125 percent. The proceeds will be used to repay outstanding commercial paper, provide working capital and for general corporate purposes.

    On March 27, 2002, concurrent with its sale of Kern River to MEHC, Williams issued approximately 1.5 million shares of 9.875 percent cumulative convertible preferred stock for $275 million. Dividends on the preferred stock are payable quarterly (see Note 12).

    Subsequent to March 31, 2002, Williams Energy Partners L.P., a consolidated subsidiary of Williams, borrowed $700 million from a group of institutions. These proceeds were primarily used to acquire Williams Pipe Line, a wholly owned subsidiary of Williams. Williams Energy Partners expects to replace this interim financing in the future with permanent financing in the form of additional equity issuances of Williams Energy Partners and long-term debt.

    Williams' long term debt to debt-plus-equity ratio was 67.8 percent at March 31, 2002, compared to 59.9 percent at December 31, 2001 (excluding Kern River debt). If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 71.1 percent at March 31, 2002 and 65.5 percent at December 31, 2001. Additionally, the long-term debt to debt plus equity ratio as calculated for covenants under certain debt agreements was 61.8 percent at March 31, 2002 as compared to 61.5 percent at December 31, 2001.

    INVESTING ACTIVITIES

    During first-quarter 2002, Williams contributed $122 million towards the continuing development of the Gulfstream joint venture project, in which it holds an interest.

    Proceeds from the sales of businesses include $450 million from the sale of Kern River on March 27, 2002. The sale of the pipeline eliminates the need to fund Kern River's capital expenditure requirements of approximately $1.26 billion over the next 18 months, which includes approximately $900 million for 2002 (See Note 6).

     OTHER

     As disclosed in the Annual Report on Form 10-K, Williams offered an enhanced-benefit early retirement option to certain employee groups. The deadline for electing the early retirement option was April 26, 2002. Approximately 58 percent of employees eligible for the early retirement option accepted. The second quarter 2002 expense associated with the early retirement is estimated to be between $35 million and $40 million. As a result, lump sum payments during 2002 may reach a settlement accounting threshold requiring recognition of certain unrecognized net losses which would increase pension expense by as much as $30 million. This entire expense would be recognized at such time that the settlement accounting threshold was met.

     As a result of the above, Williams anticipates making additional contributions to the pension plan in the second quarter 2002.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    Williams' interest rate risk exposure associated with the debt portfolio was impacted by new debt issuances in first-quarter 2002. In January 2002, Williams issued $1.1 billion of 6.5 percent notes payable 2007 (see Note 12). In February 2002, $240 million of 6.125 percent notes were retired. In March 2002, Williams issued $850 million of 8.75 percent notes due 2032 and $650 million of 8.125 percent notes due 2012. Also in March 2002, the terms of a $560 million priority return structure classified as preferred interest in consolidated subsidiaries were amended. Based on the new payment terms of the amendment, the $560 million has been reclassified from preferred interests in consolidated subsidiaries to long-term debt due within one year and long-term debt (see Note 11). The interest rate varies based on LIBOR plus an applicable margin and was 2.59 percent at March 31, 2002. In March 2002, Williams also received the requisite approvals on its consent solicitation to amend the terms of the $1.4 billion WCG Note Trust Notes. The amendment affirms Williams' obligation for all payments due with respect to the WCG Note Trust Notes. The WCG Note Trust Notes are 8.25 percent notes due 2004.

COMMODITY PRICE RISK

    At March 31, 2002, the value at risk for the trading operations was $75.2 million compared to $92.7 million at December 31, 2001. This decrease of approximately 19 percent reflects the impact of the additional price risk management services offered through additional transactions mitigating commodity price risk, as well as the realization of certain portfolio positions in first-quarter 2002. These structured transactions decrease risk on an aggregated portfolio basis. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the trading portfolio. Energy Marketing & Trading's value-at-risk model includes all financial instruments and physical positions and commitments in its trading portfolio and assumes that as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in the fair value of the trading portfolio will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value at risk does not consider that changing the energy risk management and trading portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value-at-risk model.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibits listed below are filed as part of this report:

            Exhibit 4.1--Seventh Supplemental Indenture dated as of March 19, 2002, between The Williams Companies, Inc. as Issuer and Bank One Trust Company, National Association, as Trustee.

            Exhibit 10.1--Third Amendment to Credit Agreement dated as of March 11, 2002, by and among Williams and certain of its subsidiaries, as Borrowers, the Banks from time to time party to the Credit Agreement, the Co-Syndication Agents as named therein, the Documentation Agent as named therein and Citibank, N.A., as agent for the Banks.

            Exhibit 10.2--Fourth Amendment to Credit Agreement dated as of March 11, 2002, by and among Williams, as Borrower, the Banks from time to time party to the Credit Agreement, the Co-Syndication Agents as named therein, the Co-Documentation Agents as named therein and Citibank, N.A. as agent for the Banks.

            Exhibit 10.3--Fourth Amendment to Term Loan Agreement effective as of March 11, 2002, among Williams, Credit Lyonnais New York Branch, as Administrative Agent and certain Lenders of the Term Loan Agreement.

            Exhibit 10.4--First Supplemental Indenture dated as of March 5, 2002, among WCG Note Trust (the "Issuer"), WCG Note Corp., Inc. (the "Co-Issuer") and The Bank of New York, as Indenture Trustee.

            Exhibit 12--Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

        (b) During first-quarter 2002, the Company filed a Form 8-K on January 4, 2002; January 23, 2002; January 30, 2002; February 5, 2002;
            February 19, 2002; March 7, 2002 (filed three Form 8-K's this date); March 8, 2002; March 13, 2002 (filed two Form 8-K's this date); March 20, 2002 (filed two Form 8-K's this date); March 27, 2002; and March 28, 2002 (filed two Form 8-K's this date), which reported significant events under Item 5 of the Form and included the Exhibits required by Item 7 of the Form.

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


                                              THE WILLIAMS COMPANIES, INC.
                                              ---------------------------------
                                              (Registrant)



                                              /s/ Gary R. Belitz
                                              ---------------------------------
                                              Gary R. Belitz
                                              Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)


May 9, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

Exhibit 4.1    --   Seventh Supplemental Indenture dated as of March 19, 2002, between The Williams Companies, Inc. as Issuer and Bank One
                    Trust Company, National Association, as Trustee.

Exhibit 10.1   --   Third Amendment to Credit Agreement dated as of March 11,
                    2002, by and among Williams and certain of its subsidiaries, as Borrowers, the Banks from time to time party to the
                    Credit Agreement, the Co-Syndication Agents as named
                    therein, the Documentation Agent as named therein and
                    Citibank, N.A., as agent for the Banks.

Exhibit 10.2   --   Fourth Amendment to Credit Agreement dated as of March 11,
                    2002, by and among Williams, as Borrower, the Banks from
                    time to time party to the Credit Agreement, the
                    Co-Syndication Agents as named therein, the Co-Documentation
                    Agents as named therein and Citibank, N.A. as agent for the
                    Banks.

Exhibit 10.3   --   Fourth Amendment to Term Loan Agreement effective as of
                    March 11, 2002, among Williams, Credit Lyonnais New York
                    Branch, as Administrative Agent and certain Lenders of the
                    Term Loan Agreement.

Exhibit 10.4   --   First Supplemental Indenture dated as of March 5, 2002,
                    among WCG Note Trust (the "Issuer"), WCG Note Corp., Inc.
                    (the "Co-Issuer") and The Bank of New York, as Indenture
                    Trustee.

Exhibit 12   --     Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Stock Dividend Requirements.