Form 10-K/A
period 2001-12-31
WILLIAMS COMPANIES INC
filed 2002-05-28
CIK 107263

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.

                                  FORM 10-K/A

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 to Form 10-K in response to comments received from the Securities and Exchange Commission regarding our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 that was originally filed on March 7, 2002. This report revises the following disclosures:

     - Item 1(c) "Williams Energy Marketing & Energy -- Environmental," page 6, revised to clarify that compliance with various environmental laws and regulations is not expected to have a material adverse effect on capital expenditures, earnings and the competitive position of Williams Energy Marketing & Energy.

     - Item 1(c) "Williams Energy Services -- Exploration & Production -- Gas Reserves and Wells," page 17, revised to clarify the disclosure of the filing of Williams' estimates of its total proved net oil and gas reserves with the Department of Energy.

     - Item 1(c) "Williams Energy Services -- Exploration &
       Production -- Operating Reserves," page 18, revised to include the impact of hedging for each year presented and to include a statement that quantifies the amount of the hedging impact per million cubic feet of gas produced for each year presented.

     - Item 8 "Supplemental Oil and Gas Disclosures -- Costs Incurred During 2001," page 137, revised to clarify that the costs related to the Barrett acquisition do not include goodwill.

     - Item 8 "Supplemental Oil and Gas Disclosures -- Proved Reserves," page 139, amended to remove an incomplete definition of proved oil and gas reserves.

     - Item 8 "Supplemental Oil and Gas Disclosures -- Standard Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves," page 139, revised to disclose estimated future development costs for each of the next three years.

     - Item 8 "Supplemental Oil and Gas Disclosures -- Standardized Measure of Discounted Future Net Cash Flows," page 140, revised to disclose estimated future development costs separately from estimated future production costs.

     This report continues to speak as of the date of the original filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in our periodic reports filed with the SEC.

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

ENVIRONMENTAL

     Electricity generation facilities that are subject to tolling or other agreements are subject to various environmental laws and regulations, including laws and regulations regarding emissions. We do not believe compliance with various environmental laws and regulations would have a material adverse effect on capital expenditure, earnings and the competitive position of Williams Energy Marketing & Trading. Facility availability may be affected by these laws and regulations.

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

     On October 3, 2001, Northwest Pipeline filed an application with the FERC to construct and operate an expansion of its pipeline system that will provide an additional 57,000 dekatherms per day of capacity to its transmission system from Stanfield, Oregon to Washougal, Washington. The Columbia Gorge Project will include upgrading, replacing or modifying five existing compressor stations, adding a net total of 24,430 horse-power of compression. The Columbia Gorge Project was filed as part of the Evergreen Expansion Project to reduce reliance on displacement capacity. Northwest reached a settlement with the majority of its firm shippers to support roll-in of 88 percent of the expansion costs with the remainder to be allocated to the Evergreen Project. Northwest expects the FERC to issue a certificate by July 2002 and plans to start construction by April 2003. The estimated cost of the expansion project is approximately $43 million with a targeted in-service date of October 31, 2003.

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

  Gas Reserves and Wells

     At December 31, 2001, 2000 and 1999, E&P had proved developed natural gas reserves of 1,599 billion cubic feet equivalent, 603 billion cubic feet equivalent and 548 billion cubic feet equivalent, respectively, and proved undeveloped reserves of 1,579 billion cubic feet equivalent, 599 billion cubic feet equivalent and 504 billion cubic feet equivalent, respectively. Of E&P's total proved reserves, 21 percent are located in the San Juan Basin of Colorado and New Mexico, 26 percent are located in Wyoming and 46 percent are located in Colorado outside of the San Juan Basin. No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year end 2001. E&P has not filed on a recurring basis estimates of its total proved net oil and gas reserves with any U.S. regulatory authority or agency other than the Department of Energy (DOE) and the SEC. The estimates furnished to the DOE have been consistent with those furnished to the SEC, although E&P has not yet filed any information with respect to its estimated total reserves at December 31, 2001 with the DOE. Certain estimates filed with the DOE may not necessarily be directly comparable due to special DOE reporting requirements, such as requirements to report in some instances on a gross, net or total operator basis, and requirements to report in terms of smaller units. The underlying estimated reserves for the DOE did not differ by more than five percent from the underlying estimated reserves utilized in preparing the estimated reserves reported to the SEC.

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

     The majority of E&P's natural gas production is currently being sold to Energy Marketing & Trading at spot market prices. Additionally, E&P has entered into derivative contracts with Energy Marketing & Trading that hedge approximately 79 percent of projected 2002 natural gas production. Energy Marketing & Trading then enters into offsetting derivative contracts with unrelated third parties. Approximately 75 percent of production in 2001 was hedged. The total net production sold during 2001, 2000 and 1999 was 130.7 billion cubic feet equivalent, 65.6 billion cubic feet equivalent and 57.9 billion cubic feet equivalent, respectively. The average production costs including production taxes per million cubic feet of gas produced were $.61, $.57 and $.46, in 2001, 2000 and 1999, respectively. The average wellhead sales price per million cubic feet was $3.13, $2.22 and $1.45, respectively, for the same periods. These sales prices include the impact of hedging contracts, which was a gain of $.46 per million cubic feet for 2001 and losses per million cubic feet of $.74 and $.07 for 2000 and 1999, respectively.

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

     - Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire property, the majority of which is related to the Barrett acquisition. This amount does not include approximately $1 billion of goodwill related to the purchase of Barrett.

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following is based on the estimated quantities of proved reserves and the year-end prices and costs. The average year end natural gas prices used in the following estimates were $2.31 per mmcf and $9.17 per mmcf at December 31, 2001 and December 31, 2000, respectively. Future income tax expenses have been computed considering available carryforwards and credits and the appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by SFAS No. 69. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs. Of the $1,114 million of future development costs, $230 million, $233 million and $188 million are estimated to be spent in 2002, 2003 and 2004, respectively.

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

                          THE WILLIAMS COMPANIES, INC.

              SUPPLEMENTAL OIL AND GAS DISCLOSURES -- (CONCLUDED)
                                  (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                   AT
                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
                                                               (MILLIONS)
Future cash inflows.........................................     $7,334
Less:
  Future production costs...................................      1,958
  Future development costs..................................      1,114
  Future income tax provisions..............................      1,317
                                                                 ------
Future net cash flows.......................................      2,945
Less 10 percent annual discount for estimated timing of cash
  flows.....................................................      1,513
                                                                 ------
Standardized measure of discounted future net cash flows....     $1,432
                                                                 ======

SOURCES OF CHANGE IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                  2001
                                                              ------------
                                                               (MILLIONS)
Standardized measure of discounted future net cash flows
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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1 and 2.

                                                              PAGE
                                                              ----
Covered by report of independent auditors:
  Consolidated statement of operations for each of the three
     years ended December 31, 2001..........................   76
  Consolidated balance sheet at December 31, 2001 and
     2000...................................................   77
  Consolidated statement of stockholders' equity for each of
     the three years ended December 31, 2001................   78
  Consolidated statement of cash flows for each of the three
     years ended December 31, 2001..........................   79
  Notes to consolidated financial statements................   80
  Schedule for each of the three years ended December 31,
     2001:
     II -- Valuation and qualifying accounts................  141
Not covered by report of independent auditors:
  Quarterly financial data (unaudited)......................  135
  Supplemental oil and gas disclosures (unaudited)..........  137

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

                                    EXHIBITS

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
 2*                 --   Agreement and Plan of Merger among Williams, Resources
                         Acquisition Corp. and Barrett Resources Corporation dated as of May 7, 2001 (filed as Exhibit 2 to Form 10-Q filed May
                         15, 2001).
  3(I)(a)*          --   Restated Certificate of Incorporation, as supplemented
                         (filed as Exhibit 3(I)(a) to Form 10-Q filed May 15, 2001).
  3(II)(a)*         --   Restated By-laws (filed as Exhibit 99.1 to Form 8-K filed
                         January 19, 2000).
  4(a)*             --   Form of Senior Debt Indenture between Williams and Bank One
                         Trust Company, N.A. (formerly The First National Bank of
                         Chicago), as Trustee (filed as Exhibit 4.1 to Form S-3 filed
                         September 8, 1997).
   (b)*             --   Form of Subordinated Debt Indenture between Williams and
                         Bank One Trust Company, N.A. (formerly The First National
                         Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Form
                         S-3 filed September 8, 1997).
   (c)*             --   Form of Floating Rate Senior Note (filed as Exhibit 4.3 to
                         Form S-3 filed September 8, 1997).
   (d)*             --   Form of Fixed Rate Senior Note (filed as Exhibit 4.4 to Form
                         S-3 filed September 8, 1997).
   (e)*             --   Form of Floating Rate Subordinated Note (filed as Exhibit
                         4.5 to Form S-3 filed September 8, 1997).
   (f)*             --   Form of Fixed Rate Subordinated Note (filed as Exhibit 4.6 to Form S-3 filed September 8, 1997).
   (g)**            --   First Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee, dated as of September 8,
                         2000.
   (h)**            --   Second Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee, dated as of December 7,
                         2000.
   (i)**            --   Third Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee dated as of December 20,
                         2000.
   (j)*             --   Fourth Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee, dated as of January 17,
                         2001 (filed as Exhibit 4(j) to Form 10-K for the fiscal year ended December 31, 2000).
   (k)*             --   Fifth Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee, dated as of January 17,
                         2001 (filed as Exhibit 4(k) to Form 10-K for the fiscal year ended December 31, 2000).
   (l)*             --   Sixth Supplemental Indenture dated January 14, 2002, between
                         Williams and Bank One Trust Company, National Association,
                         as Trustee (filed as Exhibit 4.1 to Form 8-K filed January
                         23, 2002).
   (m)*             --   Registration Rights Agreement dated January 17, 2001, among
                         Williams and UBS Warburg LLC, Credit Suisse First Boston,
                         Lehman Brothers and the other parties listed therein, as
                         Initial Purchasers (filed as Exhibit 4.4 to Form S-4 filed
                         March 22, 2001).
   (n)*             --   Note Purchase Agreement between Williams and parties listed therein dated January 17, 2001 (filed as Exhibit 10.1 to
                         Form S-4 filed March 22, 2001).
   (o)*             --   Form of Senior Debt Indenture between Williams and The Chase
                         Manhattan Bank (formerly Chemical Bank), as Trustee (filed as Exhibit 4.1 to Form S-3 filed February 2, 1990).
   (p)*             --   Indenture dated May 1, 1990, between Transco Energy Company and The Bank of New York, as Trustee (filed as an Exhibit to
                         Transco Energy Company's Form 8-K dated June 25, 1990).

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (q)*             --   First Supplemental Indenture dated June 20, 1990, between
                         Transco Energy Company and The Bank of New York, as Trustee
                         (filed as an Exhibit to Transco Energy Company's Form 8-K
                         dated June 25, 1990).
   (r)*             --   Second Supplemental Indenture dated November 29, 1990,
                         between Transco Energy Company and The Bank of New York, as
                         Trustee (filed as an Exhibit to Transco Energy Company's
                         Form 8-K dated December 7, 1990).
   (s)*             --   Third Supplemental Indenture dated April 23, 1991, between
                         Transco Energy Company and The Bank of New York, as Trustee
                         (filed as an Exhibit to Transco Energy Company's Form 8-K
                         dated April 30, 1991).
   (t)*             --   Fourth Supplemental Indenture dated August 22, 1991, between
                         Transco Energy Company and The Bank of New York, as Trustee
                         (filed as an Exhibit to Transco Energy Company's Form 8-K
                         dated August 27, 1991).
   (u)*             --   Fifth Supplemental Indenture dated May 1, 1995, among
                         Transco Energy Company, Williams and The Bank of New York,
                         as Trustee (filed as Exhibit 4(l) to Form 10-K for the
                         fiscal year ended December 31, 1998).
   (v)*             --   Form of Senior Debt Indenture between Williams Holdings of
                         Delaware, Inc. and Citibank, N.A., as Trustee (filed as
                         Exhibit 4.1 to Williams Holdings of Delaware, Inc.'s Form
                         10-Q filed October 18, 1995).
   (w)*             --   First Supplemental Indenture dated as of July 31, 1999,
                         among Williams Holdings of Delaware, Inc., Williams and
                         Citibank, N.A., as Trustee (filed as Exhibit 4(o) to Form
                         10-K for the fiscal year ended December 31, 1999).
   (x)*             --   Indenture dated March 31, 1990, between MAPCO Inc. and
                         Bankers Trust Company, as Trustee (filed as Exhibit 4.0 to
                         MAPCO Inc.'s Form 8-K filed February 19, 1991).
   (y)*             --   First Supplemental Indenture dated March 31, 1998, among
                         MAPCO Inc., Williams Holdings of Delaware, Inc. and Bankers
                         Trust Company, as Trustee (filed as Exhibit 4(f) to Williams
                         Holdings of Delaware, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).
   (z)*             --   Second Supplemental Indenture dated as of July 31, 1999,
                         among Williams Holdings of Delaware, Inc., Williams and
                         Bankers Trust Company, as Trustee (filed as Exhibit 4(p) to
                         Form 10-K for the fiscal year ended December 31, 1999).
   (aa)*            --   Senior Indenture dated February 25, 1997, between MAPCO Inc.
                         and Bank One Trust Company, N.A. (formerly The First
                         National Bank of Chicago), as Trustee (filed as Exhibit
                         4.5.1 to MAPCO Inc.'s Amendment No. 1 to Form S-3 dated
                         February 25, 1997).
   (bb)*            --   Supplemental Indenture No. 1 dated March 5, 1997, between
                         MAPCO Inc. and Bank One Trust Company, N.A. (formerly The
                         First National Bank of Chicago), as Trustee (filed as
                         Exhibit 4.(o) to MAPCO Inc.'s Form 10-K for the fiscal year ended December 31, 1997).
   (cc)*            --   Supplemental Indenture No. 2 dated March 5, 1997, between
                         MAPCO Inc. and Bank One Trust Company, N.A. (formerly The
                         First National Bank of Chicago), as Trustee (filed as
                         Exhibit 4.(p) to MAPCO Inc.'s Form 10-K for the fiscal year ended December 31, 1997).
   (dd)*            --   Supplemental Indenture No. 3 dated March 31, 1998, among
                         MAPCO Inc., Williams Holdings of Delaware, Inc. and Bank One
                         Trust Company, N.A. (formerly The First National Bank of
                         Chicago), as Trustee (filed as Exhibit 4(j) to Williams
                         Holdings of Delaware, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).
   (ee)*            --   Supplemental Indenture No. 4 dated as of July 31, 1999,
                         among Williams Holdings of Delaware, Inc., Williams and Bank
                         One Trust Company, N.A. (formerly The First National Bank of
                         Chicago), as Trustee (filed as Exhibit 4(q) to Form 10-K for the fiscal year ended December 31, 1999).
   (ff)*            --   Revised Form of Indenture between Barrett Resources
                         Corporation, as Issuer, and Bankers Trust Company, as
                         Trustee, with respect to Senior Notes including specimen of
                         7.55% Senior Notes (filed as Exhibit 4.1 to Barrett
                         Resources Corporation's Amendment No. 2 to Registration
                         Statement on Form S-3 filed February 10, 1997).

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (gg)*            --   First Supplemental Indenture dated 2001, between Barrett
                         Resources Corporation, as Issuer, and Bankers Trust Company,
                         as Trustee (filed as Exhibit 4.3 to Form 10-Q filed November
                         13, 2001).
   (hh)*            --   Second Supplemental Indenture dated as of August 2, 2001,
                         among Barrett Resources Corporation, as Issuer, Resources
                         Acquisition Corp., The Williams Companies, Inc. and Bankers
                         Trust Company, as Trustee (filed as Exhibit 4.4 to Form 10-Q filed November 13, 2001).
   (ii)*            --   Rights Agreement dated as of February 6, 1996, between
                         Williams and First Chicago Trust Company of New York (filed as Exhibit 4 to Form 8-K filed January 24, 1996).
   (jj)*            --   Certificate of Increase of Authorized Number of Shares of
                         Series A Junior Participating Preferred Stock (filed as
                         Exhibit 3(f) to Form 10-K for the fiscal year ended December
                         31, 1995).
   (kk)*            --   Certificate of Increase of Authorized Number of Shares of
                         Series A Junior Participating Preferred Stock (filed as
                         Exhibit 3(g) to Form 10-K for the fiscal year ended December
                         31, 1997).
   (ll)*            --   Form of Note (filed as Exhibit 4.2 and included in Exhibit
                         4.1 to Form 8-K filed January 23, 2002).
   (mm)*            --   Purchase Contract Agreement dated January 14, 2002, between
                         Williams and JPMorgan Chase Bank, as Purchase Contract Agent
                         (filed as Exhibit 4.3 to Form 8-K filed January 23, 2002).
   (nn)*            --   Form of Income PACS Certificate (filed as Exhibit 4.4 and
                         included in Exhibit 4.3 to Form 8-K filed January 23, 2002).
   (oo)*            --   Pledge Agreement dated January 14, 2002, among Williams,
                         JPMorgan Chase Bank, as Collateral Agent, and JPMorgan Chase
                         Bank, as Purchase Contract Agent (filed as Exhibit 4.5 to
                         Form 8-K filed January 23, 2002).
   (pp)*            --   Remarketing Agreement dated January 14, 2002, among
                         Williams, JPMorgan Chase Bank, as Purchase Contract Agent,
                         and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
                         Smith Incorporated, as Remarketing Agent (filed as Exhibit
                         4.6 to Form 8-K filed January 23, 2002).
   (qq)*            --   Trust Indenture dated as of August 13, 2001 among Kern River
                         Funding Corporation, as Issuer, Kern River Gas Transmission
                         Company, as Guarantor, and The Chase Manhattan Bank, as
                         Trustee (filed as Exhibit 4(qq) to Form 10-K for the fiscal year ended December 31, 2001).
   (rr)*            --   Indenture dated as of August 27, 2001, between
                         Transcontinental Gas Pipe Line Corporation and Citibank,
                         N.A. (filed as Exhibit 4.1 to Transco's Registration
                         Statement on Form S-4 filed November 8, 2001).
 10(a)*             --   Credit Agreement dated as July 25, 2000, among Williams and certain of its subsidiaries, the banks named therein and
                         Citibank, N.A., as agent (filed as Exhibit 4.1 to Form 10-Q filed August 11, 2000).
   (b)*             --   Waiver and First Amendment to Credit Agreement dated as of
                         January 31, 2001, to Credit Agreement dated July 25, 2000, among Williams and certain of its subsidiaries, the banks
                         named therein and Citibank, N.A., as agent (filed as Exhibit
                         4(jj) to Form 10-K for the fiscal year ended December 31,
                         2000).
   (c)*             --   Second Amendment to Credit Agreement dated as of February 7,
                         2002, among Williams and certain of its subsidiaries, the
                         banks named therein and Citibank, N.A., as agent (filed as
                         Exhibit 10(c) to Form 10-K for the fiscal year ended
                         December 31, 2001).
   (d)*             --   Credit Agreement dated as of July 25, 2000, among Williams, the banks named therein and Citibank, N.A., as agent (filed as Exhibit 4.2 to Form 10-Q filed August 11, 2000).
   (e)*             --   Waiver and First Amendment to Credit Agreement dated as of
                         January 31, 2001, to Credit Agreement dated July 25, 2000, among Williams, the banks named therein and Citibank, N.A., as agent.

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (f)*             --   Limited Waiver and Second Amendment to Credit Agreement
                         dated July 24, 2001, among Williams, the banks named therein and Citibank, N.A., as agent (filed as Exhibit 10(f) to Form
                         10-K for the fiscal year ended December 31, 2001).
   (g)*             --   Third Amendment to Credit Agreement dated as of February 7,
                         2002, among Williams, the banks named therein and Citibank,
                         N.A., as agent (filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 2001).
   (h)*             --   U.S. $400,000,000 Term Loan Agreement dated April 7, 2000, among Williams, the lenders named therein and Credit
                         Lyonnais New York Branch, as administrative agent (filed as
                         Exhibit 4(r) to Form 10-K for the fiscal year ended December
                         31, 1999).
   (i)*             --   First Amendment dated as of August 21, 2000, to Term Loan
                         Agreement dated April 7, 2000, among Williams, the lenders named therein and Credit Lyonnais New York Branch, as
                         administrative agent (filed as Exhibit 4(nn) to Form 10-K
                         for the fiscal year ended December 31, 2000).
   (j)*             --   Form of Waiver and Second Amendment dated as of January 31,
                         2001, to Term Loan Agreement dated April 7, 2000, among
                         Williams, the lenders named therein and Credit Lyonnais New
                         York Branch, as administrative agent (filed as Exhibit 4(oo)
                         to Form 10-K for the fiscal year ended December 31, 2000).
   (k)*             --   Third Amendment dated as of February 7, 2002, to Term Loan
                         Agreement dated April 7, 2000, among Williams, the lenders named therein and Credit Lyonnais New York Branch, as
                         administrative agent (filed as Exhibit 10(k) to Form 10-K
                         for the fiscal year ended December 31, 2001).
   (l)*             --   Underwriting Agreement dated January 16, 2001, among
                         Williams and the underwriters named therein (filed as
                         Exhibit 10(a) to Form 10-K for the fiscal year ended
                         December 31, 2000).
   (m)*             --   Participation Agreement among Williams, Williams
                         Communications Group, Inc., Williams Communications, LLC,
                         WCG Note Trust, WCG Note Corp., Inc., Williams Share Trust,
                         United States Trust Company of New York and Wilmington Trust
                         Company dated as of March 22, 2001 (filed as Exhibit 10(a)
                         to Form 10-Q filed May 15, 2001).
   (n)*             --   Williams Preferred Stock Remarketing, Registration Rights
                         and Support Agreement among Williams, Williams Share Trust,
                         WCG Note Trust, United States Trust Company of New York and
                         Credit Suisse First Boston Corporation dated as of March 28,
                         2001 (filed as Exhibit 10(b) to Form 10-Q filed May 15,
                         2001).
   (o)*             --   Indenture dated as of March 28, 2001, among WCG Note Trust,
                         Issuer, WCG Note Corp., Inc., Co-Issuer, and United States
                         Trust Company of New York, Indenture Trustee and Securities
                         Intermediary (filed as Exhibit 10.8 to Form 10-Q filed
                         November 13, 2001).
   (p)*             --   Intercreditor Agreement dated as of September 8, 1999, among
                         Williams, Williams Communications Group, Inc., Williams
                         Communications, LLC and Bank of America N.A. (filed as
                         Exhibit 10.7 to Form 10-Q filed November 13, 2001).
   (q)*             --   Amendment and Consent dated as of August 17, 2000, to the
                         Amended and Restated Participation Agreement, attaching as
                         Exhibit A the Second Amended and Restated Guaranty Agreement
                         dated as of August 17, 2000, between Williams, State Street
                         Bank and Trust Company of Connecticut, National Association,
                         State Street Bank and Trust Company and Citibank, N.A., as
                         Agent (filed as Exhibit 10(q) to Form 10-K for the fiscal
                         year ended December 31, 2001).
   (r)*             --   Amendment, Waiver and Consent dated as of January 31, 2001, to Second Amended and Restated Guaranty Agreement between
                         Williams, State Street Bank and Trust Company of
                         Connecticut, National Association, State Street Bank and
                         Trust Company and Citibank, N.A., as Agent (filed as Exhibit
                         10(r) to Form 10-K for the fiscal year ended December 31,
                         2001).

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (s)*             --   Amendment and Consent dated as of February 7, 2002, to
                         Second Amended and Restated Guaranty Agreement between
                         Williams, State Street Bank and Trust Company of
                         Connecticut, National Association, State Street Bank and
                         Trust Company and Citibank, N.A., as Agent (filed as Exhibit
                         10(s) to Form 10-K for the fiscal year ended December 31,
                         2001).
   (t)*             --   Membership Interest Purchase Agreement dated as of September
                         13, 2001, between Williams Communications, LLC and Williams
                         Aircraft, Inc (filed as Exhibit 10(t) to Form 10-K for the fiscal year ended December 31, 2001).
   (u)*             --   Aircraft Dry Lease, N352WC, dated as of September 13, 2001, between Williams Communications Aircraft, LLC and Williams
                         Communications, LLC (filed as Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 2001).
   (v)*             --   Aircraft Dry Lease, N358WC, dated as of September 13, 2001, between Williams Communications Aircraft, LLC and Williams
                         Communications, LLC (filed as Exhibit 10(v) to Form 10-K for the fiscal year ended December 31, 2001).
   (w)*             --   Aircraft Dry Lease, N359WC, dated as of September 13, 2001, between Williams Communications Aircraft, LLC and Williams
                         Communications, LLC (filed as Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 2001).
   (x)*             --   Agreement of Purchase and Sale dated as of September 13,
                         2001, among Williams Technology Center, LLC, Williams
                         Headquarters Building Company and Williams Communications,
                         LLC (filed as Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 2001).
   (y)*             --   Master Lease dated as of September 13, 2001, among Williams
                         Technology Center, LLC, Williams Headquarters Building
                         Company and Williams Communications, LLC (filed as Exhibit
                         10(y) to Form 10-K for the fiscal year ended December 31,
                         2001).
   (z)*             --   The Williams Companies, Inc. Supplemental Retirement Plan
                         effective as of January 1, 1988 (filed as Exhibit 10(iii)(c)
                         to Form 10-K for the fiscal year ended December 31, 1987).
   (aa)*            --   Form of The Williams Companies, Inc. Change in Control
                         Protection Plan among Williams and employees (filed as
                         Exhibit 10(iii)(e) to Form 10-K for the fiscal year ended
                         December 31, 1989).
   (bb)*            --   The Williams Companies, Inc. 1985 Stock Option Plan (filed as Exhibit A to the Proxy Statement dated March 13, 1985).
   (cc)*            --   The Williams Companies, Inc. 1988 Stock Option Plan for
                         Non-Employee Directors (filed as Exhibit A to the Proxy
                         Statement dated March 14, 1988).
   (dd)*            --   The Williams Companies, Inc. 1990 Stock Plan (filed as
                         Exhibit A to the Proxy Statement dated March 12, 1990).
   (ee)*            --   The Williams Companies, Inc. Stock Plan for Non-Officer
                         Employees (filed as Exhibit 10(iii)(g) to Form 10-K for the fiscal year ended December 31, 1995).
   (ff)*            --   The Williams Companies, Inc. 1996 Stock Plan (filed as
                         Exhibit A to the Proxy Statement dated March 27, 1996).
   (gg)*            --   The Williams Companies, Inc. 1996 Stock Plan for
                         Non-Employee Directors (filed as Exhibit B to the Proxy
                         Statement dated March 27, 1996).
   (hh)*            --   Indemnification Agreement effective as of August 1, 1986,
                         among Williams, members of the Board of Directors and
                         certain officers of Williams (filed as Exhibit 10(iii)(e) to
                         Form 10-K for the year ended December 31, 1986).
   (ii)*            --   The Williams International Stock Plan (filed as Exhibit
                         10(iii)(l) to Form 10-K for the fiscal year ended December
                         31, 1998).
   (jj)*            --   Form of Stock Option Secured Promissory Note and Pledge
                         Agreement among Williams and certain employees, officers and non-employee directors (filed as Exhibit 10(iii)(m) to Form
                         10-K for the fiscal year ended December 31, 1998).
   (kk)*            --   The Williams Companies, Inc. 2001 Stock Plan (filed as
                         Exhibit 4.1 to Form S-8 filed August 1, 2001).
   (ll)*            --   Amended and Restated Separation Agreement dated April 23,
                         2001, between Williams and Williams Communications Group,
                         Inc. (filed as Exhibit 99.1 to Form 8-K filed May 3, 2001).

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (mm)*            --   Amended and Restated Administrative Services Agreement dated
                         April 23, 2001, between Williams and certain subsidiaries of
                         Williams and Williams Communications Group, Inc., and
                         certain subsidiaries of Communications (filed as Exhibit
                         99.2 to Form 8-K filed May 3, 2001).
   (nn)*            --   Tax Sharing Agreement dated as of September 30, 1999, and
                         amended and restated as of April 23, 2001, between Williams and Williams Communications Group, Inc. (filed as Exhibit
                         99.3 to Form 8-K filed May 3, 2001).
   (oo)*            --   Amended and Restated Indemnification Agreement dated April
                         23, 2001, between Williams and Williams Communications
                         Group, Inc. (filed as Exhibit 99.4 to Form 8-K filed May 3,
                         2001).
   (pp)*            --   Shareholder Agreement dated April 23, 2001, between Williams and Williams Communications Group, Inc. (filed as Exhibit
                         99.5 to Form 8-K filed May 3, 2001).
   (qq)*            --   Amended and Restated Employee Benefits Agreement dated April
                         23, 2001, between Williams and Williams Communications
                         Group, Inc. (filed as Exhibit 99.6 to Form 8-K filed May 3,
                         2001).
   (rr)*            --   Deferral Letter dated April 23, 2001, between Williams and
                         Williams Communications Group, Inc. (filed as Exhibit 99.7 to Form 8-K filed May 3, 2001).
   (ss)*            --   Underwriting Agreement dated January 7, 2002, between
                         Williams and the several underwriters named therein (filed as Exhibit 1.1 to Form 8-K filed January 23, 2002).
 12*                --   Computation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Stock Dividend Requirements (filed as Exhibit
                         12 to Form 10-K for fiscal year ended December 31, 2001).
 20*                --   Definitive Proxy Statement of Williams for 2002 (filed on
                         Schedule 14A filed March 29, 2002).
 21*                --   Subsidiaries of the registrant (filed as Exhibit 21 to Form
                         10-K for fiscal year ended December 31, 2001).
 23*                --   Consent of Independent Auditors, Ernst & Young LLP (filed as
                         Exhibit 23 to Form 10-K for fiscal year ended December 31,
                         2001).
 24*                --   Power of Attorney together with certified resolution (filed as Exhibit 24 to Form 10-K for fiscal year ended December
                         31, 2001).

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

Date: May 28, 2002

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

               /s/ STEVEN J. MALCOLM*                   President, Chief Executive        May 28, 2002
-----------------------------------------------------     Officer and Director
                  Steven J. Malcolm                       (Principal Executive Officer)

                /s/ JACK D. MCCARTHY*                   Senior Vice                       May 28, 2002
-----------------------------------------------------     President -- Finance
                  Jack D. McCarthy                        (Principal Financial Officer)

                 /s/ GARY R. BELITZ*                    Controller (Principal             May 28, 2002
-----------------------------------------------------     Accounting Officer)
                   Gary R. Belitz

                /s/ HUGH M. CHAPMAN*                    Director                          May 28, 2002
-----------------------------------------------------
                   Hugh M. Chapman

              /s/ THOMAS H. CRUIKSHANK*                 Director                          May 28, 2002
-----------------------------------------------------
                Thomas H. Cruikshank

                /s/ WILLIAM E. GREEN*                   Director                          May 28, 2002
-----------------------------------------------------
                  William E. Green

                  /s/ IRA D. HALL*                      Director                          May 28, 2002
-----------------------------------------------------
                     Ira D. Hall

                  /s/ W.R. HOWELL*                      Director                          May 28, 2002
-----------------------------------------------------
                     W.R. Howell

                 /s/ JAMES C. LEWIS*                    Director                          May 28, 2002
-----------------------------------------------------
                   James C. Lewis

               /s/ CHARLES M. LILLIS*                   Director                          May 28, 2002
-----------------------------------------------------
                  Charles M. Lillis

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----


                /s/ GEORGE A. LORCH*                    Director                          May 28, 2002
-----------------------------------------------------
                   George A. Lorch

               /s/ FRANK T. MACINNIS*                   Director                          May 28, 2002
-----------------------------------------------------
                  Frank T. MacInnis

                /s/ GORDON R. PARKER*                   Director                          May 28, 2002
-----------------------------------------------------
                  Gordon R. Parker

                /s/ JANICE D. STONEY*                   Director                          May 28, 2002
-----------------------------------------------------
                  Janice D. Stoney

               /s/ JOSEPH H. WILLIAMS*                  Director                          May 28, 2002
-----------------------------------------------------
                 Joseph H. Williams

             *By: /s/ SUZANNE H. COSTIN                                                   May 28, 2002
  ------------------------------------------------
                  Suzanne H. Costin
                  Attorney-in-fact

                               INDEX TO EXHIBITS

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
  2*                --   Agreement and Plan of Merger among Williams, Resources
                         Acquisition Corp. and Barrett Resources Corporation dated as of May 7, 2001 (filed as Exhibit 2 to Form 10-Q filed May
                         15, 2001).
  3(I)(a)*          --   Restated Certificate of Incorporation, as supplemented
                         (filed as Exhibit 3(I)(a) to Form 10-Q filed May 15, 2001).
  3(II)(a)*         --   Restated By-laws (filed as Exhibit 99.1 to Form 8-K filed
                         January 19, 2000).
  4(a)*             --   Form of Senior Debt Indenture between Williams and Bank One
                         Trust Company, N.A. (formerly The First National Bank of
                         Chicago), as Trustee (filed as Exhibit 4.1 to Form S-3 filed
                         September 8, 1997).
   (b)*             --   Form of Subordinated Debt Indenture between Williams and
                         Bank One Trust Company, N.A. (formerly The First National
                         Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Form
                         S-3 filed September 8, 1997).
   (c)*             --   Form of Floating Rate Senior Note (filed as Exhibit 4.3 to
                         Form S-3 filed September 8, 1997).
   (d)*             --   Form of Fixed Rate Senior Note (filed as Exhibit 4.4 to Form
                         S-3 filed September 8, 1997).
   (e)*             --   Form of Floating Rate Subordinated Note (filed as Exhibit
                         4.5 to Form S-3 filed September 8, 1997).
   (f)*             --   Form of Fixed Rate Subordinated Note (filed as Exhibit 4.6 to Form S-3 filed September 8, 1997).
   (g)**            --   First Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee, dated as of September 8,
                         2000.
   (h)**            --   Second Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee, dated as of December 7,
                         2000.
   (i)**            --   Third Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee dated as of December 20,
                         2000.
   (j)*             --   Fourth Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee, dated as of January 17,
                         2001 (filed as Exhibit 4(j) to Form 10-K for the fiscal year ended December 31, 2000).
   (k)*             --   Fifth Supplemental Indenture between Williams and Bank One
                         Trust Company, N.A., as Trustee, dated as of January 17,
                         2001 (filed as Exhibit 4(k) to Form 10-K for the fiscal year ended December 31, 2000).
   (l)*             --   Sixth Supplemental Indenture dated January 14, 2002, between
                         Williams and Bank One Trust Company, National Association,
                         as Trustee (filed as Exhibit 4.1 to Form 8-K filed January
                         23, 2002).
   (m)*             --   Registration Rights Agreement dated January 17, 2001, among
                         Williams and UBS Warburg LLC, Credit Suisse First Boston,
                         Lehman Brothers and the other parties listed therein, as
                         Initial Purchasers (filed as Exhibit 4.4 to Form S-4 filed
                         March 22, 2001).
   (n)*             --   Note Purchase Agreement between Williams and parties listed therein dated January 17, 2001 (filed as Exhibit 10.1 to
                         Form S-4 filed March 22, 2001).
   (o)*             --   Form of Senior Debt Indenture between Williams and The Chase
                         Manhattan Bank (formerly Chemical Bank), as Trustee (filed as Exhibit 4.1 to Form S-3 filed February 2, 1990).
   (p)*             --   Indenture dated May 1, 1990, between Transco Energy Company and The Bank of New York, as Trustee (filed as an Exhibit to
                         Transco Energy Company's Form 8-K dated June 25, 1990).
   (q)*             --   First Supplemental Indenture dated June 20, 1990, between
                         Transco Energy Company and The Bank of New York, as Trustee
                         (filed as an Exhibit to Transco Energy Company's Form 8-K
                         dated June 25, 1990).
   (r)*             --   Second Supplemental Indenture dated November 29, 1990,
                         between Transco Energy Company and The Bank of New York, as
                         Trustee (filed as an Exhibit to Transco Energy Company's
                         Form 8-K dated December 7, 1990).

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (s)*             --   Third Supplemental Indenture dated April 23, 1991, between
                         Transco Energy Company and The Bank of New York, as Trustee
                         (filed as an Exhibit to Transco Energy Company's Form 8-K
                         dated April 30, 1991).
   (t)*             --   Fourth Supplemental Indenture dated August 22, 1991, between
                         Transco Energy Company and The Bank of New York, as Trustee
                         (filed as an Exhibit to Transco Energy Company's Form 8-K
                         dated August 27, 1991).
   (u)*             --   Fifth Supplemental Indenture dated May 1, 1995, among
                         Transco Energy Company, Williams and The Bank of New York,
                         as Trustee (filed as Exhibit 4(l) to Form 10-K for the
                         fiscal year ended December 31, 1998).
   (v)*             --   Form of Senior Debt Indenture between Williams Holdings of
                         Delaware, Inc. and Citibank, N.A., as Trustee (filed as
                         Exhibit 4.1 to Williams Holdings of Delaware, Inc.'s Form
                         10-Q filed October 18, 1995).
   (w)*             --   First Supplemental Indenture dated as of July 31, 1999,
                         among Williams Holdings of Delaware, Inc., Williams and
                         Citibank, N.A., as Trustee (filed as Exhibit 4(o) to Form
                         10-K for the fiscal year ended December 31, 1999).
   (x)*             --   Indenture dated March 31, 1990, between MAPCO Inc. and
                         Bankers Trust Company, as Trustee (filed as Exhibit 4.0 to
                         MAPCO Inc.'s Form 8-K filed February 19, 1991).
   (y)*             --   First Supplemental Indenture dated March 31, 1998, among
                         MAPCO Inc., Williams Holdings of Delaware, Inc. and Bankers
                         Trust Company, as Trustee (filed as Exhibit 4(f) to Williams
                         Holdings of Delaware, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).
   (z)*             --   Second Supplemental Indenture dated as of July 31, 1999,
                         among Williams Holdings of Delaware, Inc., Williams and
                         Bankers Trust Company, as Trustee (filed as Exhibit 4(p) to
                         Form 10-K for the fiscal year ended December 31, 1999).
   (aa)*            --   Senior Indenture dated February 25, 1997, between MAPCO Inc.
                         and Bank One Trust Company, N.A. (formerly The First
                         National Bank of Chicago), as Trustee (filed as Exhibit
                         4.5.1 to MAPCO Inc.'s Amendment No. 1 to Form S-3 dated
                         February 25, 1997).
   (bb)*            --   Supplemental Indenture No. 1 dated March 5, 1997, between
                         MAPCO Inc. and Bank One Trust Company, N.A. (formerly The
                         First National Bank of Chicago), as Trustee (filed as
                         Exhibit 4.(o) to MAPCO Inc.'s Form 10-K for the fiscal year ended December 31, 1997).
   (cc)*            --   Supplemental Indenture No. 2 dated March 5, 1997, between
                         MAPCO Inc. and Bank One Trust Company, N.A. (formerly The
                         First National Bank of Chicago), as Trustee (filed as
                         Exhibit 4.(p) to MAPCO Inc.'s Form 10-K for the fiscal year ended December 31, 1997).
   (dd)*            --   Supplemental Indenture No. 3 dated March 31, 1998, among
                         MAPCO Inc., Williams Holdings of Delaware, Inc. and Bank One
                         Trust Company, N.A. (formerly The First National Bank of
                         Chicago), as Trustee (filed as Exhibit 4(j) to Williams
                         Holdings of Delaware, Inc.'s Form 10-K for the fiscal year ended December 31, 1998).
   (ee)*            --   Supplemental Indenture No. 4 dated as of July 31, 1999,
                         among Williams Holdings of Delaware, Inc., Williams and Bank
                         One Trust Company, N.A. (formerly The First National Bank of
                         Chicago), as Trustee (filed as Exhibit 4(q) to Form 10-K for the fiscal year ended December 31, 1999).
   (ff)*            --   Revised Form of Indenture between Barrett Resources
                         Corporation, as Issuer, and Bankers Trust Company, as
                         Trustee, with respect to Senior Notes including specimen of
                         7.55% Senior Notes (filed as Exhibit 4.1 to Barrett
                         Resources Corporation's Amendment No. 2 to Registration
                         Statement on Form S-3 filed February 10, 1997).
   (gg)*            --   First Supplemental Indenture dated 2001, between Barrett
                         Resources Corporation, as Issuer, and Bankers Trust Company,
                         as Trustee (filed as Exhibit 4.3 to Form 10-Q filed November
                         13, 2001).
   (hh)*            --   Second Supplemental Indenture dated as of August 2, 2001,
                         among Barrett Resources Corporation, as Issuer, Resources
                         Acquisition Corp., The Williams Companies, Inc. and Bankers
                         Trust Company, as Trustee (filed as Exhibit 4.4 to Form 10-Q filed November 13, 2001).

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (ii)*            --   Rights Agreement dated as of February 6, 1996, between
                         Williams and First Chicago Trust Company of New York (filed as Exhibit 4 to Form 8-K filed January 24, 1996).
   (jj)*            --   Certificate of Increase of Authorized Number of Shares of
                         Series A Junior Participating Preferred Stock (filed as
                         Exhibit 3(f) to Form 10-K for the fiscal year ended December
                         31, 1995).
   (kk)*            --   Certificate of Increase of Authorized Number of Shares of
                         Series A Junior Participating Preferred Stock (filed as
                         Exhibit 3(g) to Form 10-K for the fiscal year ended December
                         31, 1997).
   (ll)*            --   Form of Note (filed as Exhibit 4.2 and included in Exhibit
                         4.1 to Form 8-K filed January 23, 2002).
   (mm)*            --   Purchase Contract Agreement dated January 14, 2002, between
                         Williams and JPMorgan Chase Bank, as Purchase Contract Agent
                         (filed as Exhibit 4.3 to Form 8-K filed January 23, 2002).
   (nn)*            --   Form of Income PACS Certificate (filed as Exhibit 4.4 and
                         included in Exhibit 4.3 to Form 8-K filed January 23, 2002).
   (oo)*            --   Pledge Agreement dated January 14, 2002, among Williams,
                         JPMorgan Chase Bank, as Collateral Agent, and JPMorgan Chase
                         Bank, as Purchase Contract Agent (filed as Exhibit 4.5 to
                         Form 8-K filed January 23, 2002).
   (pp)*            --   Remarketing Agreement dated January 14, 2002, among
                         Williams, JPMorgan Chase Bank, as Purchase Contract Agent,
                         and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
                         Smith Incorporated, as Remarketing Agent (filed as Exhibit
                         4.6 to Form 8-K filed January 23, 2002).
   (qq)*            --   Trust Indenture dated as of August 13, 2001 among Kern River
                         Funding Corporation, as Issuer, Kern River Gas Transmission
                         Company, as Guarantor, and The Chase Manhattan Bank as
                         Trustee (filed as Exhibit 4(qq) to Form 10-K for the fiscal year ended December 31, 2001).
   (rr)*            --   Indenture dated as of August 27, 2001, between
                         Transcontinental Gas Pipe Line Corporation and Citibank,
                         N.A. (filed as Exhibit 4.1 to Transco's Registration
                         Statement on Form S-4 filed November 8, 2001).
 10(a)*             --   Credit Agreement dated as July 25, 2000, among Williams and certain of its subsidiaries, the banks named therein and
                         Citibank, N.A., as agent (filed as Exhibit 4.1 to Form 10-Q filed August 11, 2000).
   (b)*             --   Waiver and First Amendment to Credit Agreement dated as of
                         January 31, 2001, to Credit Agreement dated July 25, 2000, among Williams and certain of its subsidiaries, the banks
                         named therein and Citibank, N.A., as agent (filed as Exhibit
                         4(jj) to Form 10-K for the fiscal year ended December 31,
                         2000).
   (c)*             --   Second Amendment to Credit Agreement dated as of February 7,
                         2002, among Williams and certain of its subsidiaries, the
                         banks named therein and Citibank, N.A., as agent (filed as
                         Exhibit 10(c) to Form 10-K for the fiscal year ended
                         December 31, 2001).
   (d)*             --   Credit Agreement dated as of July 25, 2000, among Williams, the banks named therein and Citibank, N.A., as agent (filed as Exhibit 4.2 to Form 10-Q filed August 11, 2000).
   (e)*             --   Waiver and First Amendment to Credit Agreement dated as of
                         January 31, 2001, to Credit Agreement dated July 25, 2000, among Williams, the banks named therein and Citibank, N.A., as agent.
   (f)*             --   Limited Waiver and Second Amendment to Credit Agreement
                         dated July 24, 2001, among Williams, the banks named therein and Citibank, N.A., as agent (filed as Exhibit 10(f) to Form
                         10-K for the fiscal year ended December 31, 2001).
   (g)*             --   Third Amendment to Credit Agreement dated as of February 7,
                         2002, among Williams, the banks named therein and Citibank,
                         N.A., as agent (filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 2001).

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (h)*             --   U.S. $400,000,000 Term Loan Agreement dated April 7, 2000, among Williams, the lenders named therein and Credit
                         Lyonnais New York Branch, as administrative agent (filed as
                         Exhibit 4(r) to Form 10-K for the fiscal year ended December
                         31, 1999).
   (i)*             --   First Amendment dated as of August 21, 2000, to Term Loan
                         Agreement dated April 7, 2000, among Williams, the lenders named therein and Credit Lyonnais New York Branch, as
                         administrative agent (filed as Exhibit 4(nn) to Form 10-K
                         for the fiscal year ended December 31, 2000).
   (j)*             --   Form of Waiver and Second Amendment dated as of January 31,
                         2001, to Term Loan Agreement dated April 7, 2000, among
                         Williams, the lenders named therein and Credit Lyonnais New
                         York Branch, as administrative agent (filed as Exhibit 4(oo)
                         to Form 10-K for the fiscal year ended December 31, 2000).
   (k)*             --   Third Amendment dated as of February 7, 2002, to Term Loan
                         Agreement dated April 7, 2000, among Williams, the lenders named therein and Credit Lyonnais New York Branch, as
                         administrative agent (filed as Exhibit 10(k) to Form 10-K
                         for the fiscal year ended December 31, 2001).
   (l)*             --   Underwriting Agreement dated January 16, 2001, among
                         Williams and the underwriters named therein (filed as
                         Exhibit 10(a) to Form 10-K for the fiscal year ended
                         December 31, 2000).
   (m)*             --   Participation Agreement among Williams, Williams
                         Communications Group, Inc., Williams Communications, LLC,
                         WCG Note Trust, WCG Note Corp., Inc., Williams Share Trust,
                         United States Trust Company of New York and Wilmington Trust
                         Company dated as of March 22, 2001 (filed as Exhibit 10(a)
                         to Form 10-Q filed May 15, 2001).
   (n)*             --   Williams Preferred Stock Remarketing, Registration Rights
                         and Support Agreement among Williams, Williams Share Trust,
                         WCG Note Trust, United States Trust Company of New York and
                         Credit Suisse First Boston Corporation dated as of March 28,
                         2001 (filed as Exhibit 10(b) to Form 10-Q filed May 15,
                         2001).
   (o)*             --   Indenture dated as of March 28, 2001, among WCG Note Trust,
                         Issuer, WCG Note Corp., Inc., Co-Issuer, and United States
                         Trust Company of New York, Indenture Trustee and Securities
                         Intermediary (filed as Exhibit 10.8 to Form 10-Q filed
                         November 13, 2001).
   (p)*             --   Intercreditor Agreement dated as of September 8, 1999, among
                         Williams, Williams Communications Group, Inc., Williams
                         Communications, LLC and Bank of America N.A. (filed as
                         Exhibit 10.7 to Form 10-Q filed November 13, 2001).
   (q)*             --   Amendment and Consent dated as of August 17, 2000, to the
                         Amended and Restated Participation Agreement, attaching as
                         Exhibit A the Second Amended and Restated Guaranty Agreement
                         dated as of August 17, 2000, between Williams, State Street
                         Bank and Trust Company of Connecticut, National Association,
                         State Street Bank and Trust Company and Citibank, N.A., as
                         Agent (filed as Exhibit 10(q) to Form 10-K for the fiscal
                         year ended December 31, 2001).
   (r)*             --   Amendment, Waiver and Consent dated as of January 31, 2001, to Second Amended and Restated Guaranty Agreement between
                         Williams, State Street Bank and Trust Company of
                         Connecticut, National Association, State Street Bank and
                         Trust Company and Citibank, N.A., as Agent (filed as Exhibit
                         10(r) to Form 10-K for the fiscal year ended December 31,
                         2001).
   (s)*             --   Amendment and Consent dated as of February 7, 2002, to
                         Second Amended and Restated Guaranty Agreement between
                         Williams, State Street Bank and Trust Company of
                         Connecticut, National Association, State Street Bank and
                         Trust Company and Citibank, N.A., as Agent (filed as Exhibit
                         10(s) to Form 10-K for the fiscal year ended December 31,
                         2001).
   (t)*             --   Membership Interest Purchase Agreement dated as of September
                         13, 2001, between Williams Communications, LLC and Williams
                         Aircraft, Inc. (filed as Exhibit 10(t) to Form 10-K for the fiscal year ended December 31, 2001).

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (u)*             --   Aircraft Dry Lease, N352WC, dated as of September 13, 2001, between Williams Communications Aircraft, LLC and Williams
                         Communications, LLC (filed as Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 2001).
   (v)*             --   Aircraft Dry Lease, N358WC, dated as of September 13, 2001, between Williams Communications Aircraft, LLC and Williams
                         Communications, LLC (filed as Exhibit 10(v) to Form 10-K for the fiscal year ended December 31, 2001).
   (w)*             --   Aircraft Dry Lease, N359WC, dated as of September 13, 2001, between Williams Communications Aircraft, LLC and Williams
                         Communications, LLC (filed as Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 2001).
   (x)*             --   Agreement of Purchase and Sale dated as of September 13,
                         2001, among Williams Technology Center, LLC, Williams
                         Headquarters Building Company and Williams Communications,
                         LLC (filed as Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 2001).
   (y)*             --   Master Lease dated as of September 13, 2001, among Williams
                         Technology Center, LLC, Williams Headquarters Building
                         Company and Williams Communications, LLC (filed as Exhibit
                         10(y) to Form 10-K for the fiscal year ended December 31,
                         2001).
   (z)*             --   The Williams Companies, Inc. Supplemental Retirement Plan
                         effective as of January 1, 1988 (filed as Exhibit 10(iii)(c)
                         to Form 10-K for the fiscal year ended December 31, 1987).
   (aa)*            --   Form of The Williams Companies, Inc. Change in Control
                         Protection Plan among Williams and employees (filed as
                         Exhibit 10(iii)(e) to Form 10-K for the fiscal year ended
                         December 31, 1989).
   (bb)*            --   The Williams Companies, Inc. 1985 Stock Option Plan (filed as Exhibit A to the Proxy Statement dated March 13, 1985).
   (cc)*            --   The Williams Companies, Inc. 1988 Stock Option Plan for
                         Non-Employee Directors (filed as Exhibit A to the Proxy
                         Statement dated March 14, 1988).
   (dd)*            --   The Williams Companies, Inc. 1990 Stock Plan (filed as
                         Exhibit A to the Proxy Statement dated March 12, 1990).
   (ee)*            --   The Williams Companies, Inc. Stock Plan for Non-Officer
                         Employees (filed as Exhibit 10(iii)(g) to Form 10-K for the fiscal year ended December 31, 1995).
   (ff)*            --   The Williams Companies, Inc. 1996 Stock Plan (filed as
                         Exhibit A to the Proxy Statement dated March 27, 1996).
   (gg)*            --   The Williams Companies, Inc. 1996 Stock Plan for
                         Non-Employee Directors (filed as Exhibit B to the Proxy
                         Statement dated March 27, 1996).
   (hh)*            --   Indemnification Agreement effective as of August 1, 1986,
                         among Williams, members of the Board of Directors and
                         certain officers of Williams (filed as Exhibit 10(iii)(e) to
                         Form 10-K for the year ended December 31, 1986).
   (ii)*            --   The Williams International Stock Plan (filed as Exhibit
                         10(iii)(l) to Form 10-K for the fiscal year ended December
                         31, 1998).
   (jj)*            --   Form of Stock Option Secured Promissory Note and Pledge
                         Agreement among Williams and certain employees, officers and non-employee directors (filed as Exhibit 10(iii)(m) to Form
                         10-K for the fiscal year ended December 31, 1998).
   (kk)*            --   The Williams Companies, Inc. 2001 Stock Plan (filed as
                         Exhibit 4.1 to Form S-8 filed August 1, 2001).
   (ll)*            --   Amended and Restated Separation Agreement dated April 23,
                         2001, between Williams and Williams Communications Group,
                         Inc. (filed as Exhibit 99.1 to Form 8-K filed May 3, 2001).
   (mm)*            --   Amended and Restated Administrative Services Agreement dated
                         April 23, 2001, between Williams and certain subsidiaries of
                         Williams and Williams Communications Group, Inc., and
                         certain subsidiaries of Communications (filed as Exhibit
                         99.2 to Form 8-K filed May 3, 2001).
   (nn)*            --   Tax Sharing Agreement dated as of September 30, 1999, and
                         amended and restated as of April 23, 2001, between Williams and Williams Communications Group, Inc. (filed as Exhibit
                         99.3 to Form 8-K filed May 3, 2001).

EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
   (oo)*            --   Amended and Restated Indemnification Agreement dated April
                         23, 2001, between Williams and Williams Communications
                         Group, Inc. (filed as Exhibit 99.4 to Form 8-K filed May 3,
                         2001).
   (pp)*            --   Shareholder Agreement dated April 23, 2001, between Williams and Williams Communications Group, Inc. (filed as Exhibit
                         99.5 to Form 8-K filed May 3, 2001).
   (qq)*            --   Amended and Restated Employee Benefits Agreement dated April
                         23, 2001, between Williams and Williams Communications
                         Group, Inc. (filed as Exhibit 99.6 to Form 8-K filed May 3,
                         2001).
   (rr)*            --   Deferral Letter dated April 23, 2001, between Williams and
                         Williams Communications Group, Inc. (filed as Exhibit 99.7 to Form 8-K filed May 3, 2001).
   (ss)*            --   Underwriting Agreement dated January 7, 2002, between
                         Williams and the several underwriters named therein (filed as Exhibit 1.1 to Form 8-K filed January 23, 2002).
 12*                --   Computation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Stock Dividend Requirements (filed as Exhibit
                         12 to Form 10-K for the fiscal year ended December 31,
                         2001).
 20*                --   Definitive Proxy Statement of Williams for 2002 (filed on
                         Schedule 14A filed March 29, 2002).
 21*                --   Subsidiaries of the registrant (filed as Exhibit 21 to Form
                         10-K for the fiscal year ended December 31, 2001).
 23*                --   Consent of Independent Auditors, Ernst & Young LLP (filed as
                         Exhibit 23 to Form 10-K for the fiscal year ended December
                         31, 2001).
 24*                --   Power of Attorney together with certified resolution (filed as Exhibit 24 to Form 10-K for the fiscal year ended
                         December 31, 2001).

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