Form 10-Q
period 2002-09-30
WILLIAMS COMPANIES INC
filed 2002-11-14
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               -------------------------------------------------
                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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

                                  Yes  X   No
                                      ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                           Outstanding at October 31, 2002
---------------------------------------     ------------------------------------
     Common Stock, $1 par value                      516,666,268 Shares

                          The Williams Companies, Inc.
                                      Index


Part I.   Financial Information                                                                               Page
                                                                                                             ------
     Item 1.  Financial Statements

        Consolidated Statement of Operations--Three and Nine Months Ended September 30, 2002 and 2001            2

        Consolidated Balance Sheet--September 30, 2002 and December 31, 2001                                     3

        Consolidated Statement of Cash Flows--Nine Months Ended September 30, 2002 and 2001                      4

        Notes to Consolidated Financial Statements                                                               5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             32

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        55

     Item 4.  Controls and Procedures                                                                           55

Part II.  Other Information                                                                                     56

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

                          The Williams Companies, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                           Three months                      Nine months
(Dollars in millions, except per-share amounts)                        ended September 30,               ended September 30,
-----------------------------------------------                   -----------------------------     -----------------------------
                                                                      2002             2001*            2002             2001*
                                                                  ------------     ------------     ------------     ------------

Revenues:
    Energy Marketing & Trading                                    $     (219.2)    $      493.1     $      (73.9)    $    1,429.0
    Gas Pipeline                                                         381.4            335.1          1,106.4          1,048.5
    Exploration & Production                                             219.3            160.6            677.8            410.2
    Midstream Gas & Liquids                                              501.8            414.9          1,339.8          1,506.8
    Williams Energy Partners                                             107.5            110.8            303.6            310.7
    Petroleum Services                                                 1,170.9          1,281.9          3,266.7          4,077.6
    International                                                           .7              1.1              3.1              2.6
    Other                                                                 14.8             17.9             47.1             57.4
    Intercompany eliminations                                            (73.3)           (88.1)          (152.4)          (184.4)
                                                                  ------------     ------------     ------------     ------------
       Total revenues                                                  2,103.9          2,727.3          6,518.2          8,658.4
                                                                  ------------     ------------     ------------     ------------
Segment costs and expenses:
    Costs and operating expenses                                       1,792.7          1,814.8          5,145.6          6,005.8
    Selling, general and administrative expenses                         218.7            238.4            614.0            625.7
    Other (income) expense - net                                         318.1              7.7            486.8            (42.7)
                                                                  ------------     ------------     ------------     ------------
       Total segment costs and expenses                                2,329.5          2,060.9          6,246.4          6,588.8
                                                                  ------------     ------------     ------------     ------------
General corporate expenses                                                44.1             32.4            116.4             88.8
                                                                  ------------     ------------     ------------     ------------
Operating income (loss):
    Energy Marketing & Trading                                          (316.6)           380.5           (458.1)         1,130.5
    Gas Pipeline                                                         163.7             89.9            438.2            378.4
    Exploration & Production                                             230.3             60.1            431.4            149.6
    Midstream Gas & Liquids                                               96.7             68.2            197.5            137.9
    Williams Energy Partners                                              13.4             27.1             69.8             83.6
    Petroleum Services                                                  (405.4)            42.4           (395.4)           189.4
    International                                                         (4.0)            (3.4)           (11.0)            (9.2)
    Other                                                                 (3.7)             1.6              (.6)             9.4
    General corporate expenses                                           (44.1)           (32.4)          (116.4)           (88.8)
                                                                  ------------     ------------     ------------     ------------
       Total operating income (loss)                                    (269.7)           634.0            155.4          1,980.8

Interest accrued                                                        (366.3)          (179.5)          (848.8)          (507.1)
Interest capitalized                                                       7.8             12.1             20.0             32.6
Interest rate swap loss                                                  (52.2)              --           (125.2)              --
Investing income (loss):
   Estimated loss on realization of amounts due from
       Williams Communications Group, Inc.                               (22.9)              --           (269.9)              --
   Other                                                                  85.3            (69.6)           161.5             39.9
Minority interest in income and preferred returns
   of consolidated subsidiaries                                          (23.7)           (22.2)           (60.6)           (70.4)
Other income - net                                                         1.2              1.9             20.6             12.2
                                                                  ------------     ------------     ------------     ------------
Income (loss) from continuing operations before income taxes            (640.5)           376.7           (947.0)         1,488.0
Provision (benefit) for income taxes                                    (231.8)           182.8           (313.0)           615.2
                                                                  ------------     ------------     ------------     ------------
Income (loss) from continuing operations                                (408.7)           193.9           (634.0)           872.8

Income (loss) from discontinued operations                               114.6             27.4             98.5           (112.8)
                                                                  ------------     ------------     ------------     ------------
Net income (loss)                                                       (294.1)           221.3           (535.5)           760.0

Preferred stock dividends                                                  6.8               --             83.3               --
                                                                  ------------     ------------     ------------     ------------
Income (loss) applicable to common stock                          $     (300.9)    $      221.3     $     (618.8)    $      760.0
                                                                  ============     ============     ============     ============

Basic earnings (loss) per common share:
    Income (loss) from continuing operations                      $       (.80)    $        .39     $      (1.39)    $       1.78
    Income (loss) from discontinued operations                             .22              .05              .19             (.23)
                                                                  ------------     ------------     ------------     ------------
    Net income (loss)                                             $       (.58)    $        .44     $      (1.20)    $       1.55
                                                                  ============     ============     ============     ============
    Average shares (thousands)                                         516,901          502,877          516,688          489,813

Diluted earnings (loss) per common share:
    Income (loss) from continuing operations                      $       (.80)    $        .39     $      (1.39)    $       1.77
    Income (loss) from discontinued operations                             .22              .05              .19             (.23)
                                                                  ------------     ------------     ------------     ------------
    Net income (loss)                                             $       (.58)    $        .44     $      (1.20)    $       1.54
                                                                  ============     ============     ============     ============
    Average shares (thousands)                                         516,901          506,165          516,688          493,812

Cash dividends per common share                                   $        .01     $        .18     $        .41     $        .48

* Certain amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


(Dollars in millions, except per-share amounts)                                             September 30,      December 31,
-----------------------------------------------                                                  2002              2001*
                                                                                            -------------      ------------

ASSETS
Current assets:
   Cash and cash equivalents                                                                 $    1,292.7      $    1,274.9
   Restricted cash                                                                                  324.0                --
   Accounts and notes receivable less allowance of  $223.7 ($252.2 in 2001)                       3,437.5           3,005.2
   Inventories                                                                                      820.2             804.2
   Energy risk management and trading assets                                                      4,410.8           6,514.1
   Margin deposits                                                                                  660.8             213.8
   Assets of discontinued operations                                                                779.6             214.6
   Deferred income taxes                                                                            253.6             440.6
   Other                                                                                            780.7             470.6
                                                                                             ------------      ------------
        Total current assets                                                                     12,759.9          12,938.0

Restricted cash                                                                                     136.2                --
Investments                                                                                       1,641.6           1,562.9

Property, plant and equipment, at cost                                                           20,443.6          19,633.6
Less accumulated depreciation and depletion                                                      (5,056.7)         (4,377.6)
                                                                                             ------------      ------------
                                                                                                 15,386.9          15,256.0

Energy risk management and trading assets                                                         3,583.0           4,209.4
Goodwill, net                                                                                     1,087.3           1,164.3
Assets of discontinued operations                                                                      --           2,658.9
Receivables from Williams Communications Group, Inc. less allowance of
   $2,084.9 ($103.2 in 2001)                                                                        277.0             137.2
Other assets and deferred charges                                                                   995.8             979.5
                                                                                             ------------      ------------
        Total assets                                                                         $   35,867.7      $   38,906.2
                                                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                             $      929.0      $    1,424.5
   Accounts payable                                                                               2,745.5           2,861.5
   Accrued liabilities                                                                            1,884.2           1,825.8
   Liabilities of discontinued operations                                                           340.7             211.6
   Energy risk management and trading liabilities                                                 4,330.8           5,525.7
   Guarantees and payment obligations related to Williams Communications Group, Inc.                 51.2             645.6
   Long-term debt due within one year                                                             1,393.0             999.8
                                                                                             ------------      ------------
        Total current liabilities                                                                11,674.4          13,494.5

Long-term debt                                                                                   12,293.6           8,702.8
Deferred income taxes                                                                             3,188.9           3,689.9
Liabilities of discontinued operations                                                                 --             864.3
Energy risk management and trading liabilities                                                    1,994.7           2,936.6
Guarantees and payment obligations related to Williams Communications Group, Inc.                      --           1,120.0
Other liabilities and deferred income                                                               927.6             905.9
Contingent liabilities and commitments (Note 12)
Minority interests in consolidated subsidiaries                                                     419.5             171.8
Preferred interests in consolidated subsidiaries                                                       --             976.4
Stockholders' equity:
   Preferred stock, $1 per share par value, 30 million shares authorized,
     1.5 million issued in 2002, none in 2001                                                       271.3                --
   Common stock, $1 per share par value, 960 million shares authorized,
     519.7 million issued in 2002, 518.9 million issued in 2001                                     519.7             518.9
   Capital in excess of par value                                                                 5,169.0           5,085.1
   Retained earnings (deficit)                                                                     (653.2)            199.6
   Accumulated other comprehensive income                                                           131.2             345.1
   Other                                                                                            (30.4)            (65.0)
                                                                                             ------------      ------------
                                                                                                  5,407.6           6,083.7
   Less treasury stock (at cost), 3.2 million shares of common stock in 2002
     and 3.4 million in 2001                                                                        (38.6)            (39.7)
                                                                                             ------------      ------------
        Total stockholders' equity                                                                5,369.0           6,044.0
                                                                                             ------------      ------------
        Total liabilities and stockholders' equity                                           $   35,867.7      $   38,906.2
                                                                                             ============      ============

* Certain amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

(Millions)                                                                                        Nine months ended September 30,
----------                                                                                        -------------------------------
                                                                                                      2002               2001*
                                                                                                  ------------       ------------
OPERATING ACTIVITIES:
   Income (loss) from continuing operations                                                        $     (634.0)    $      872.8
   Adjustments to reconcile to cash provided (used) by operations:
      Depreciation, depletion and amortization                                                            607.8            479.2
      Provision (benefit) for deferred income taxes                                                      (270.1)           385.2
      Payments of guarantees and payment obligations related to Williams Communications
         Group, Inc.                                                                                     (753.9)              --
      Estimated loss on realization of amounts due from Williams Communications Group, Inc.               269.9               --
      Provision for loss on property and other assets                                                     573.7            117.8
      Net gain on dispositions of assets                                                                 (204.6)           (88.9)
      Minority interest in income and preferred returns of consolidated subsidiaries                       60.6             70.4
      Tax benefit of stock-based awards                                                                     2.6             26.3
      Accrual for interest in note payable                                                                 21.0               --
      Cash provided (used) by changes in current assets and liabilities:
         Restricted cash                                                                                 (151.9)              --
         Accounts and notes receivable                                                                   (447.5)          (776.4)
         Inventories                                                                                      (28.1)           (10.4)
         Margin deposits                                                                                 (447.0)           423.0
         Other current assets                                                                            (454.2)           (20.1)
         Accounts payable                                                                                (163.2)           175.0
         Accrued liabilities                                                                               (5.9)           482.2
      Changes in current energy risk management and trading assets and liabilities                        908.3           (783.2)
      Changes in noncurrent energy risk management and trading assets and liabilities                    (315.5)          (711.1)
      Changes in noncurrent restricted cash                                                              (103.8)              --
      Other, including changes in noncurrent assets and liabilities                                        10.1              19.4
                                                                                                   ------------     ------------
         Net cash provided (used) by operating activities of continuing operations                     (1,525.7)           661.2
         Net cash provided by operating activities of discontinued operations                             190.5            146.0
                                                                                                   ------------     ------------
         Net cash provided (used) by operating activities                                              (1,335.2)           807.2
                                                                                                   ------------     ------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                                                          1,608.0          1,830.0
   Payments of notes payable                                                                           (2,303.0)        (3,925.7)
   Proceeds from long-term debt                                                                         3,490.0          3,503.8
   Payments of long-term debt                                                                          (1,948.7)          (979.7)
   Proceeds from issuance of common stock                                                                  25.1          1,397.2
   Proceeds from issuance of preferred stock                                                              271.3               --
   Dividends paid                                                                                        (218.8)          (237.9)
   Proceeds from sale of limited partner units of consolidated partnership                                279.3             92.5
   Payment of Williams obligated mandatorily redeemable preferred securities of Trust
      holding only Williams indentures                                                                       --           (194.0)
   Payments of debt issuance costs                                                                       (186.9)           (44.0)
   Retirement of preferred interest in consolidated subsidiary                                           (135.0)              --
   Payments/dividends to preferred and minority interests                                                 (58.0)           (41.8)
   Changes in restricted cash                                                                            (203.8)              --
   Other--net                                                                                             (23.7)             (.2)
                                                                                                   ------------     ------------
         Net cash provided by financing activities of continuing operations                               595.8          1,400.2
         Net cash provided (used) by financing activities of discontinued operations                      (97.0)         1,386.8
                                                                                                   ------------     ------------
         Net cash provided by financing activities                                                        498.8          2,787.0
                                                                                                   ------------     ------------
INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                                             (1,383.5)        (1,151.1)
      Proceeds from dispositions                                                                          456.1             23.6
      Changes in accounts payable and accrued liabilities                                                  21.6              4.4
   Acquisition of business (primarily property, plant & equipment), net of cash acquired                     --         (1,321.8)
   Purchases of investments/advances to affiliates                                                       (284.3)          (417.8)
   Proceeds from sales of businesses                                                                    1,920.2            164.4
   Proceeds from dispositions of investments and other assets                                              98.1            241.7
   Proceeds received on advances to affiliates                                                             75.0             20.0
   Purchase of assets subsequently leased to seller                                                        (8.9)          (276.0)
   Other--net                                                                                              28.8             12.1
                                                                                                   ------------     ------------
         Net cash provided (used) by investing activities of continuing operations                        923.1         (2,700.5)
         Net cash used by investing activities of discontinued operations                                 (95.1)        (1,594.0)
                                                                                                   ------------     ------------
         Net cash provided (used) by investing activities                                                 828.0         (4,294.5)
                                                                                                   ------------     ------------
Cash of discontinued operations at spinoff                                                                   --            (96.5)
                                                                                                   ------------     ------------
Decrease in cash and cash equivalents                                                                      (8.4)          (796.8)
Cash and cash equivalents at beginning of period**                                                      1,301.1          1,210.7
                                                                                                   ------------     ------------
Cash and cash equivalents at end of period**                                                       $    1,292.7     $      413.9
                                                                                                   ============     ============

* Amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

** Includes cash and cash equivalents of discontinued operations of $26.2 million, $37.3 million and $235.3 million at December 31, 2001, September 30, 2001 and December 31, 2000, respectively.

                             See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. General
--------------------------------------------------------------------------------

Recent Developments

     Recent events have significantly impacted the Company's operations and will have a continuing impact on the Company's operations in the future. In the first quarter of 2002, as a result of credit issues facing the Company and the assumption of payment obligations and performance on guarantees associated with Williams Communications Group, Inc. (WCG), Williams announced plans to strengthen its balance sheet. During the second quarter, the results of the Energy Marketing & Trading business were not profitable reflecting market movements against its portfolio and an absence of origination activities. These unfavorable conditions were in large part a result of market concerns about Williams' credit and liquidity situation and limited Energy Marketing & Trading's ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During third-quarter 2002, Williams' credit ratings were lowered below investment grade. Williams was also unable to complete a renewal of its unsecured short-term bank credit facility. Following these events, Williams sold assets in July 2002 receiving net proceeds of approximately $1.5 billion, obtained secured credit facilities totaling $1.3 billion and amended its revolving credit facility to make it secured. Also during the third quarter, Williams completed additional asset sales resulting in net cash proceeds of approximately $466 million. Losses continued in the third quarter from the Energy Marketing & Trading business reflecting the continued negative market movements against the portfolio, the absence of origination activities and the adverse affects of Williams' overall liquidity and credit ratings issues, which impact Energy Marketing & Trading's ability to enter into price risk management and hedging activities.

     The Company has scheduled debt retirements due through first quarter 2004 of approximately $4.1 billion and anticipates significant additional asset sales to meet its liquidity needs over that period. The Company has also reduced projected levels of capital expenditures and the board of directors reduced the quarterly dividend on common stock for the third quarter from the prior level of $.20 per share to $.01 per share. The Company has also announced its intentions to reduce its commitment to the Energy Marketing & Trading business, which could be realized by entering into a joint venture with a third party or through the sale of a portion or all of the marketing and trading portfolio.

     While the Company believes that these actions will significantly address liquidity and credit concerns, the resulting downsizing of the Company will have a significant impact on the Company's future financial position and results of operations. The Company's ability to maintain liquidity and future operations could be significantly impacted by other events, including the possibility that the asset sales and reduction of the Company's commitment to its Energy Marketing & Trading business will not be accomplished as currently anticipated. The timing and amount of proceeds to be realized from the sale of assets is subject to several variables, including negotiations with prospective buyers, industry conditions, lender consents to the sale of collateral, regulatory approvals and Williams' assessment of its short and long-term liquidity requirements. The reduction of the Company's commitment to Energy Marketing & Trading activities could be affected by the willingness of buyers and/or potential partners to enter into transactions with Williams, giving consideration to the current condition of the energy trading sector and liquidity and credit constraints of Williams. As a result of these factors, the proceeds that may be realized from the sales of assets, including the trading portfolio, may be less than the carrying values at September 30, 2002, and could result in additional impairments and losses. Additional information on these events is discussed in the accompanying notes and in Management's Discussion and Analysis.

Other

     The accompanying interim consolidated financial statements of The Williams Companies, Inc. (Williams) do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Current Report on Form 8-K dated May 28, 2002. The accompanying unaudited financial statements include all normal recurring adjustments and others, including asset impairments and loss accruals, which, in the opinion of Williams' management, are necessary to present fairly its financial position at September 30, 2002, its results of operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001.

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

2. Basis of presentation
--------------------------------------------------------------------------------

     In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of the following components as discontinued operations (see Note 7):

     o Central natural gas pipeline, previously one of Gas Pipeline's segments
     o The Colorado soda ash mining operations, previously part of the International segment
     o Two natural gas liquids pipeline systems, Mid-American Pipeline and Seminole Pipeline, previously part of the Midstream Gas & Liquids segment
     o Kern River Gas Transmission (Kern River), previously one of Gas Pipeline's segments

     Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to the continuing operations of Williams. Williams expects that other components of its business will be classified as discontinued operations in the future as the sales of those assets occur.

     Certain other statement of operations, balance sheet and cash flow amounts have been reclassified to conform to the current classifications.

3. Asset sales, impairments and other accruals
--------------------------------------------------------------------------------

     In first-quarter 2002, Williams offered an enhanced-benefit early retirement option to certain employee groups. The deadline for electing the early retirement option was April 26, 2002. The nine months ended September 30, 2002, reflects $30 million of expense associated with the early retirement option, of which $24 million is recorded in selling, general and administrative expenses and the remaining in general corporate expenses.

     In a Form 8-K filed on May 28, 2002, Williams announced a plan that was designed to further improve the company's financial position and more narrowly focus its business strategy within its major business units. Part of this plan included the generation of $1.5 billion to $3 billion of proceeds from the sale of assets and/or businesses. Williams is continuing to evaluate the assets and/or businesses that fit within its more narrowly focused business strategy, and has identified certain assets and/or businesses, that are more-likely-than-not to be disposed of before the end of their previously estimated useful lives. The assets and/or businesses that did not meet the criteria to be classified as held for sale at September 30, 2002, (see Note 2) were evaluated for recoverability on a held-for-use basis pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A probability-weighted approach was used to consider the likelihood of possible outcomes including sale in the near term and hold for the remaining estimated useful life. Key variables, including management's estimate of fair value, probability of sale and selection of those assets to be marketed for sale continued to be updated in third-quarter 2002. For those assets and/or businesses that were not recoverable based on undiscounted cash flows, an impairment loss was recognized in third-quarter 2002 based on management's estimate of fair value.

     During second-quarter 2002, Williams identified the travel centers as a business that does not fit within the new business strategy and began actively marketing that business for sale. Probability-weighted undiscounted cash flows for asset recoverability were estimated on a facility-by-facility basis. Fair value estimates for the travel centers with an indicated impairment were based on management's estimate of discounted cash flows using a probability-weighted approach which considered the likelihood of sale and related sale proceeds and the possibility of holding the asset for its remaining estimated useful life. The $27 million loss recognized in second-quarter 2002 by Petroleum Services includes both impairment charges related to stores owned by Williams and liability accruals associated with a residual value guarantee of certain travel centers under an operating lease. This operating lease is now considered a capitalized lease due to changes in July 2002. During third quarter 2002, management revised its assessment regarding the likelihood of sale and estimated fair value of these facilities, reflective of information from the reserve auction process and revision to the company's mix and timing of specific asset sales. Petroleum Services recorded a $112.1 million impairment charge in third-quarter 2002, to reflect the impact of these changed assumptions upon the September 30, 2002 impairment valuation. Fair value was based on the expected sales price pursuant to an agreement to sell the travel centers for $190 million in cash, which was announced October 30, 2002.

     During the second quarter of 2002, Williams announced its intention to sell its refining operations as part of the strategy to improve the company's financial position. These assets were part of a reserve auction process, for which bids were received during third-quarter 2002. An impairment evaluation performed for each of the refining operations resulted in a third quarter impairment charge of $176.2 million associated with the Midsouth refining long-lived assets, which was recorded in Petroleum Services. Fair value was based on management's assessment of the expected sales price pursuant to information from the reserve auction process using a probability-weighted approach.

     The Company is currently engaged in a reserve auction process for its bio-energy facilities, which are primarily engaged in the production and marketing of ethanol. During third-quarter 2002, management revised its assessment of the likelihood of sale and estimated fair value of these facilities, also reflective of the maturation of the reserve auction process and revisions to the company's mix and timing of specific asset sales. As a result, the September 30, 2002 measure of probability-weighted undiscounted cash flows were below the carrying cost of the long-lived assets, resulting in a third-quarter impairment charge of $144.3 million, including $21.6 million related to goodwill, recorded by Petroleum Services. Fair value was based upon management's estimate of undiscounted cash flows using a probability-weighted approach considering the current information from the reserve auction process.

     Additionally, as Williams has more narrowly focused its business strategy and reduced planned capital spending, certain projects will not be further developed. As a result, Williams has written-off capitalized costs and accrued for estimated costs associated with termination of these projects. For the three and nine months ended September 30, 2002, Energy Marketing & Trading recorded charges totalling $11.5 million and $95.2 million, respectively, including write-offs associated with a terminated power plant project and accruals for commitments for certain assets that were previously planned to be used in power projects.

     Energy Marketing & Trading recognized a $57.5 million goodwill impairment loss in second-quarter 2002 reflecting deteriorating market conditions in the merchant energy sector in which it operates and Energy Marketing & Trading's resulting announcement in June 2002 to scale back its own energy marketing and risk management business. The fair value of Energy Marketing & Trading used to calculate the goodwill impairment loss was based on the estimated fair value of the trading portfolio inclusive of the fair value of contracts with affiliates, which are not reflected at fair value in the financial statements. The fair value of these contracts was estimated using a discounted cash flow model with natural gas pricing assumptions based on current market information. The remaining goodwill was evaluated for impairment in third-quarter 2002 and no impairment was required based on management's estimate of the fair value of Energy Marketing & Trading at September 30, 2002.

     Significant gains or losses from asset sales, impairments and other accruals included in other (income) expense - net within segment costs and expenses are included in the following table.

                                                            Three months ended                 Nine months ended
                                                              September 30,                      September 30,
                                                      ------------------------------     ------------------------------
         (Millions)                                       2002              2001             2002              2001
         ----------                                   ------------      ------------     ------------      ------------
         ENERGY MARKETING & TRADING
           Net loss accruals and write-offs           $       11.5      $         --     $       95.2      $         --
           Impairment of goodwill                               --                --             57.5                --
         EXPLORATION & PRODUCTION
           Gain on sale of natural gas
             production properties in
                Wyoming                                     (122.3)               --           (122.3)               --
           Gain on sale of natural gas
             production properties in
                Anadarko basin                               (21.6)               --            (21.6)               --
         MIDSTREAM GAS & LIQUIDS
           Impairment of south Texas
             assets                                             --               4.2               --              15.1
         PETROLEUM SERVICES
           Impairment of Midsouth refinery                   176.2                --            176.2                --
           Impairment of bio-energy
             facilities, including
             goodwill impairment                             144.3                --            144.3                --
           Gain on sale of certain
             convenience stores                                 --                --               --             (72.1)
           Impairment of end-to-end
             mobile computing systems
                business                                        --                --               --              11.2
           Impairment and other loss
             accruals for travel centers                     112.1                --            139.1                --

4. Receivables from Williams Communications Group, Inc. and other related information
--------------------------------------------------------------------------------

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

     Williams, prior to the spinoff of WCG, provided indirect credit support for $1.4 billion of WCG's Note Trust Notes. On March 5, 2002, Williams received the requisite approvals on its consent solicitation to amend the terms of the WCG Note Trust Notes. The amendment, among other things, eliminated acceleration of the WCG Note Trust Notes due to a WCG bankruptcy or from a Williams credit rating downgrade. The amendment also affirmed Williams' obligation for all payments due with respect to the WCG Note Trust Notes, which mature in March 2004, and allows Williams to fund such payments from any available sources. In July 2002, Williams acquired substantially all of the WCG Note Trust Notes by exchanging $1.4 billion of Williams Senior Unsecured 9.25 percent Notes due March 2004. In November 2002, Williams acquired the remaining outstanding
WCG Note Trust Notes.

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

2002 Evaluation

     At September 30, 2002, Williams had receivables and claims from WCG of $2.15 billion arising from Williams affirming its payment obligation on the $1.4 billion of WCG Note Trust Notes and Williams paying $754 million under the WCG lease agreement. At September 30, 2002, Williams also had $334 million of previously existing receivables. In third-quarter 2002, Williams recorded in continuing operations a pre-tax charge of $22.9 million related to WCG, including an assessment of the recoverability of its receivables and claims from WCG. For the nine months ended September 30, 2002, Williams has recorded in continuing operations pre-tax charges of $269.9 million related to the recovery of these receivables and claims. At September 30, 2002, Williams estimates that approximately $2.2 billion of the $2.5 billion of receivables from WCG are not recoverable.

     On April 22, 2002, WCG filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On October 15, 2002, WCG consummated its Chapter 11 Plan of Reorganization (Plan). The Plan was confirmed by the United States Bankruptcy Court for the Southern District of New York (Court) on September 30, 2002.

     The Plan includes (1) mutual releases, effective October 15, 2002, between WCG (and all of its affiliates and each of their present and former directors, officers, employees and agents), the Official Creditors Committee and Williams (and all of its affiliates and each of their present and former directors, officers, employees and agents), which forever bar causes of action against Williams that are based in whole or in part on any act, omission, event, condition or thing in existence or that occurred in whole or in part prior to October 15, 2002, and arising out of or relating in any way to WCG or its present or former assets; (2) a channeling injunction, effective October 15, 2002, which enjoins the holders of unsecured claims against WCG from taking any action to assert, seek or obtain a recovery from Williams; (3) the sale of certain of Williams' claims against WCG to Leucadia National Corporation (Leucadia) for $180 million; and (4) the sale by Williams to WCG of the Williams Technology Center and certain related assets for (a) a seven and one-half year promissory note in the principal amount of $100 million with interest at 7 percent (Long Term Note) secured by a mortgage on the Williams Technology Center and certain other collateral, and (b) a four year promissory note (which may be pre-paid without penalty) with face amount of $74.4 million and an original principal amount of $44.8 million (Short Term Note) secured by a mortgage on the Williams Technology Center and certain other collateral. Interest on the principal amount of the Short Term Note is capitalized on December 31 of each year beginning in 2003 and accrues at the following rates: 10 percent interest from October 15, 2002 to December 31, 2003; 12 percent interest from January 1, 2004 to December 31, 2004; 14 percent interest from January 1, 2005 to December 31, 2005; and 16 percent interest from January 1, 2006 to December 29, 2006. The Plan does not extinguish or eliminate claims that WCG shareholders have made against Williams and its directors and officers.

     Because of the timing of applications made by WilTel Communications Group, Inc. formerly WCG (WilTel), to the Federal Communication Commission (FCC) for the transfer by WCG to WilTel of certain telecommunications licenses, pursuant to the Plan and the Court's order confirming the Plan, certain components of the Plan (including the following) were placed into escrow pending the issuance of certain permanent licenses to WilTel by the FCC: (1) a cash collateralized letter of credit that expires on March 14, 2003 in the amount of $181 million issued by Fleet National Bank for the account of Leucadia in respect of Leucadia's obligation to pay for the claims it purchased from Williams; and (2) documents related to the sale of the Williams Technology Center and certain related assets including the Short Term Note and the Long Term Note. The escrowed items will be released upon the issuance of specified permanent licenses from the FCC provided that no objections are filed by any third party. If the FCC has not granted the permanent licenses by February 28, 2003, or if objections are pending (which have not been resolved to Leucadia's reasonable satisfaction), the escrow unwinds. In the event the escrow unwinds, then (i) the letter of credit will either expire by its terms on March 14, 2003, or will be returned to Leucadia, and (ii) 11,775,000 common shares of WilTel will be returned by Leucadia to the escrow agent for distribution to Williams in accordance with the terms of the escrow agreement. Should that distribution to Williams occur, it is anticipated that Williams would own approximately 30 percent of the outstanding common stock of WilTel and the right to designate two board seats on WilTel's board of directors. During the escrow period, WilTel is obligated to pay Williams monthly lease payments in accordance with the September 2001 sale-leaseback transaction with respect to the Williams Technology Center and certain related assets. When the escrowed items are released, Williams will credit WilTel by reducing the Long Term Note by the difference between the sale-leaseback payments and the note payments. In the event the escrow unwinds, the sale-leaseback transaction will continue unaffected.

     At September 30, 2002, Williams estimated recoveries of its receivables and claims against WilTel based on the agreements included in the Plan. Williams' net receivable at September 30, 2002 includes $180 million related to the sale of its claim to Leucadia and $122 million as the fair value of its notes from WilTel. The fair value of the notes from WilTel was based on an estimated discount rate considering the creditworthiness of WilTel, the amount and timing of the cash flows and Williams' security in the Williams Technology Center and certain other collateral. Williams believes the transactions contemplated by these agreements provide the most relevant information available to estimate the recovery of its receivables and claims, as they represent third party transactions that Williams' management has executed pending the outcome of the escrow.

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

     Actual recoveries may ultimately differ from currently estimated recoveries if the escrow unwinds causing Williams to receive common stock equity in WilTel and the existing sale - leaseback transaction to remain in place.

5. Investing income (loss)
--------------------------------------------------------------------------------

Estimated loss on realization of amounts due from Williams Communications Group, Inc.

     For the three and nine months ended September 30, 2002, Williams has recorded in continuing operations pre-tax charges of $22.9 million and $269.9 million, respectively, related to the recoverability of these receivables and claims (see Note 4).

Other

     Other investing income (loss) for the three and nine months ended September 30, 2002 and 2001, is as follows:

                                                            Three months ended                 Nine months ended
                                                              September 30,                      September 30,
                                                      -----------------------------      -----------------------------
         (Millions)                                       2002             2001              2002             2001
         ----------                                   ------------     ------------      ------------     ------------

         Equity earnings*                             $       19.1     $       10.3      $       79.7     $       21.8
         Income (loss) from investments*                      55.1            (23.3)             42.8              4.2
         Write-down of WCG common stock investment              --            (70.9)               --            (70.9)
         Interest income and other                            11.1             14.3              39.0             84.8
                                                      ------------     ------------      ------------     ------------

         Total other investing income (loss)          $       85.3     $      (69.6)     $      161.5     $       39.9
                                                      ============     ============      ============     ============

         * Items also included in segment profit (loss).

     Equity earnings for the nine months ended September 30, 2002, include a benefit of $27.4 million, reflecting a contractual construction completion fee received by an equity affiliate of Williams whose operations are accounted for under the equity method of accounting. This equity affiliate served as the general contractor on the Gulfstream pipeline project for Gulfstream Pipeline Natural Gas System (Gulfstream), an interstate natural gas pipeline subject to Federal Energy Regulatory Commission (FERC) regulations and an equity affiliate of Williams. The fee paid by Gulfstream, associated with the early completion during second-quarter of the construction of Gulfstream's pipeline, was capitalized by Gulfstream as property, plant and equipment and is included in Gulfstream's rate base to be recovered in future revenues.

     Included in income (loss) from investments for the three and nine months ended September 30, 2002, are the following:

     o $58.5 million gain on sale of Williams' investment in a Lithuanian oil refinery, pipeline and terminal complex, which was included in the International segment
     o $8.7 million gain on sale of Williams' general partner equity interest in Northern Border Partners, L.P., which was included in the Gas Pipeline segment
     o $11.6 million net write-down pursuant to terms of an announced sale of Williams' equity interest in a Canadian and U.S. gas pipeline, which was included in the Gas Pipeline segment
     o $12.3 million write-down of Gas Pipeline's investment in a pipeline project which was cancelled in the second-quarter 2002 (included in the nine months only)

     Included in income (loss) from investments for the three and nine months ended September 30, 2001, are the following:

     o $23.3 million write-downs of certain other investments, which were included in the Energy Marketing & Trading segment

     o $27.5 million gain on the sale of Williams' limited partnership interest in Northern Border Partners, L. P., which was included in the Gas Pipeline segment (included in nine months only)

     The $70.9 million write-down of the WCG investment included in the three and nine months ended September 30, 2001, resulted from a decline in the value of the WCG common stock which was determined to be other than temporary.

6. Provision (benefit) for income taxes
--------------------------------------------------------------------------------

     The provision (benefit) for income taxes from continuing operations includes:

                                           Three months ended                  Nine months ended
                                              September 30,                      September 30,
                                      ------------------------------     ------------------------------
     (Millions)                           2002              2001             2002              2001
     ----------                       ------------      ------------     ------------      ------------
      Current:
        Federal                       $     (100.3)     $       17.3     $      (63.7)     $      189.3
        State                                 10.0              (1.1)            10.0              31.6
        Foreign                               10.8               2.8             10.8               9.1
                                      ------------      ------------     ------------      ------------
                                             (79.5)             19.0            (42.9)            230.0

     Deferred:
        Federal                             (103.8)            138.2           (211.6)            342.5
        State                                (60.2)             19.8            (70.2)             34.7
        Foreign                               11.7               5.8             11.7               8.0
                                      ------------      ------------     ------------      ------------
                                            (152.3)            163.8           (270.1)            385.2
                                      ------------      ------------     ------------      ------------
      Total provision (benefit)       $     (231.8)     $      182.8     $     (313.0)     $      615.2
                                      ============      ============     ============      ============

     The effective income tax rate for the three months ended September 30, 2002, is greater than the federal statutory rate due primarily to the effect of state income taxes, offset by the effects of taxes on foreign operations.

     The effective income tax rate for the nine months ended
September 30, 2002, is less than the federal statutory rate due primarily to the effect of taxes on foreign operations and the impairment of goodwill, which is not deductible for income tax purposes, and reduces the tax benefit of the pre-tax loss, offset by the effect of state income taxes.

     The effective income tax rate for the three and nine months ended September 30, 2001, is greater than the federal statutory rate due primarily to valuation allowances associated with the tax benefits for investment write-downs for which ultimate realization is uncertain and the effect of state income taxes.

7. Discontinued operations
--------------------------------------------------------------------------------

2002 Transactions

   In accordance with the provisions related to discontinued operations within SFAS No. 144, the results of operations for the following asset and/or business sales have been reflected in the consolidated financial statements as discontinued operations:

Central

   During third-quarter 2002, Williams' board of directors approved an agreement to sell one of its Gas Pipeline segments, Central natural gas pipeline, for $380 million in cash and the assumption by the purchaser of $175 million in debt. As a result of the board of directors' approval, Central met the criteria within SFAS No. 144 to be considered "held for sale" at September 30, 2002. The sale is expected to close in fourth-quarter 2002. The sale agreement results from efforts to market this asset through a reserve price auction process that was initiated during second-quarter 2002. A third-quarter 2002 impairment charge of $86.9 million is recorded as a component of impairments and gain (loss) on sales from discontinued operations (included in the following table) reflecting the excess of the September 30, 2002, carrying cost of the long-lived assets over management's estimate of fair value less costs to sell Central. Fair value was based upon terms of the sales agreement, with the final bid level reflecting a decline from initial offers received in the earlier stages of the reserve auction process.

Mid-America and Seminole Pipelines

   On August 1, 2002, Williams completed the sale of its 98 percent interest in Mid-America Pipeline and 98 percent of its 80 percent ownership interest in Seminole Pipeline for $1.2 billion. The sale generated net cash proceeds of $1.16 billion and a pre-tax gain of $304.6 million which is recorded in third-quarter 2002 as a component of impairments and gain (loss) on sales from discontinued operations (included in the following table). Mid-America Pipeline is a 7,726-mile natural gas liquids pipeline system. Seminole Pipeline is a 1,281-mile natural gas liquids pipeline system. These assets were part of the Midstream Gas & Liquids segment.

Soda ash operations

   In March 2002, Williams announced its intentions to sell its soda ash mining facility located in Colorado, which was previously written-down to estimated fair value at December 31, 2001, and in April 2002, Williams initiated a reserve-auction process. As this process and negotiations with interested parties progressed, new information regarding estimated fair value became available. As a result, an additional impairment loss of $44.1 million was recognized in second-quarter 2002 by the International segment. Management's estimate of fair value used to calculate the impairment loss was based on discounted cash flows assuming sale of the facility in 2002. During third-quarter 2002, Williams' board of directors approved a plan authorizing management to negotiate and facilitate a sale of its interest in the soda ash operations pursuant to terms of a proposed sales agreement. As a result of the board of directors' approval and management's expectation of consummation of a sale, these operations met the criteria within SFAS No. 144 to be held for sale at September 30, 2002. An additional pre-tax impairment of $48.2 million was recorded in third-quarter 2002 and is recorded as a component of impairments and gain (loss) on sales from discontinued operations (included in the following table), reflective of management's estimate of fair value associated with revised terms of its negotiations to sell the operations.

Kern River

   On March 27, 2002, Williams completed the sale of its Kern River pipeline for $450 million in cash and the assumption by the purchaser of $510 million in debt. As part of the agreement, $32.5 million of the purchase price was contingent upon Kern River receiving a certificate from the FERC to construct and operate a future expansion. This certificate was received in July 2002 and the contingent payment plus interest was recognized as income from discontinued operations in third-quarter 2002. Included as a component of impairments and gain (loss) on sales from discontinued operations (included in the following table) is a pre-tax gain of $31.7 million and a pre-tax loss of $6.4 million for the three and nine months ended September 30, 2002, respectively.

2001 Transactions

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

Summarized results of discontinued operations

   Summarized results of discontinued operations for the three and nine months ended September 30, 2002 and 2001, are as follows:

                                               Three months ended          Nine months ended
                                                  September 30,              September 30,
                                           ------------------------    ------------------------
(Millions)                                    2002          2001          2002         2001
----------                                 ----------    ----------    ----------    ----------

2002 Transactions:
  Revenues                                 $     66.4    $    155.0    $    326.0    $    429.8
  Income from operations before
     income taxes                          $      8.3    $     42.3    $     69.1    $    105.4
  Impairments and gain (loss) on sales          201.2            --         119.0            --
  Provision for income taxes                    (94.9)        (14.9)        (89.6)        (39.1)
                                           ----------    ----------    ----------    ----------
                                           $    114.6    $     27.4    $     98.5    $     66.3
                                           ----------    ----------    ----------    ----------

2001 Transactions:
  Revenues                                 $       --    $       --    $       --    $    329.5
  Loss from operations before
     income taxes                          $       --    $       --    $       --    $   (271.3)
  Benefit for income taxes                         --            --            --          92.2
                                           ----------    ----------    ----------    ----------
                                           $       --    $       --    $       --    $   (179.1)
                                           ----------    ----------    ----------    ----------

Total income (loss) from discontinued
  operations                               $    114.6    $     27.4    $     98.5    $   (112.8)
                                           ==========    ==========    ==========    ==========

Summarized assets and liabilities of discontinued operations

   Summarized assets and liabilities of discontinued operations as of September 30, 2002 and December 31, 2001, are as follows:

                                        September 30,  December 31,
(Millions)                                  2002           2001
----------                              -------------  ------------

     Total current assets               $      779.6   $      214.6
                                        ------------   ------------
   Property, plant and equipment                  --        2,463.2
   Other non-current assets                       --          195.7
                                        ------------   ------------
     Total non-current assets                     --        2,658.9
                                        ------------   ------------
     Total assets                       $      779.6   $    2,873.5
                                        ------------   ------------
   Long-term debt due within one year             --           37.0
   Other current liabilities                   340.7          174.6
                                        ------------   ------------
     Total current liabilities                 340.7          211.6
                                        ------------   ------------
   Long-term debt                                 --          797.9
   Other non-current liabilities                  --           66.4
                                        ------------   ------------
     Total non-current liabilities                --          864.3
                                        ------------   ------------
     Total liabilities                  $      340.7   $    1,075.9
                                        ============   ============

   At September 30, 2002, Central and the soda ash operations had been approved for sale by Williams' board of directors. Because the sales are expected to close within 12 months, the discontinued assets and liabilities have been reclassified to the current section of the balance sheet as assets and liabilities held for sale for September 30, 2002. December 31, 2001 has been restated to include Central and the soda ash operations as discontinued operations, but the assets and liabilities for Central and the soda ash operations were not reclassified to current assets and liabilities.

8. Earnings (loss) per share
--------------------------------------------------------------------------------

   Basic and diluted earnings (loss) per common share are computed as follows:

(Dollars in millions, except per-share               Three months ended              Nine months ended
amounts; shares in thousands)                           September 30,                  September 30,
--------------------------------------          ----------------------------   ----------------------------
                                                    2002            2001           2002            2001
                                                ------------    ------------   ------------    ------------

Income (loss) from continuing operations        $     (408.7)   $      193.9   $     (634.0)   $      872.8
Preferred stock dividends (see Note 14)                 (6.8)             --          (83.3)             --
                                                ------------    ------------   ------------    ------------

Income (loss) from continuing operations
   available to common stockholders
   for basic and diluted earnings per share     $     (415.5)   $      193.9   $     (717.3)   $      872.8
                                                ============    ============   ============    ============

Basic weighted-average shares                        516,901         502,877        516,688         489,813
Effect of dilutive securities:
   Stock options                                          --           3,288             --           3,999
                                                ------------    ------------   ------------    ------------

Diluted weighted-average shares                      516,901         506,165        516,688         493,812
                                                ------------    ------------   ------------    ------------

Earnings (loss) per share from continuing operations:
   Basic                                        $       (.80)   $        .39   $      (1.39)   $       1.78
   Diluted                                      $       (.80)   $        .39   $      (1.39)   $       1.77
                                                ============    ============   ============    ============

     For the three and nine months ended September 30, 2002, diluted earnings
(loss) per share is the same as the basic calculation. The inclusion of any stock options, convertible preferred stock and unvested deferred stock would be antidilutive as Williams reported a loss from continuing operations for these periods. As a result, approximately 7.6 thousand and 880 thousand weighted-average stock options for the three and nine months ended September 30, 2002, respectively, that otherwise would have been included, were excluded from the computation of diluted earnings per common share. Additionally, approximately 14.7 million and 10.1 million weighted-average shares for the three and nine months ended September 30, 2002, respectively, related to the assumed conversion of 9 7/8 percent cumulative convertible preferred stock and approximately 4.1 million and 3.5 million weighted average unvested deferred shares for the three and nine months ended September 30, 2002, respectively, have been excluded from the computation of diluted earnings per common share.

9. Restricted cash
--------------------------------------------------------------------------------

     Restricted cash within current assets consists primarily of cash collateral as required under the $900 million short-term Credit Agreement (see Note 11), collateral in support of a financial guarantee and letters of credit. Restricted cash within noncurrent assets consists primarily of collateral in support of surety bonds underwritten by an insurance company and letters of credit. Williams does not expect this cash to be released within the next twelve months.

     The current and noncurrent restricted cash is primarily invested in short-term money market accounts with financial institutions and an insurance company as well as treasury securities. The classification of restricted cash is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying securities.

10. Inventories
--------------------------------------------------------------------------------

   Inventories at September 30, 2002 and December 31, 2001 are as follows:

                                     September 30,    December 31,
(Millions)                                2002            2001
                                     -------------    ------------

Raw materials:
  Crude oil                            $    158.4      $    117.7
  Other                                       1.3             1.3
                                       ----------      ----------

                                            159.7           119.0
Finished goods:
  Refined products                          170.2           265.0
  Natural gas liquids                       201.8           142.6
  General merchandise                        19.0            14.5
                                       ----------      ----------

                                            391.0           422.1
Materials and supplies                      138.7           124.9
Natural gas in underground storage          128.0           136.4
Other                                         2.8             1.8
                                       ----------      ----------
                                       $    820.2      $    804.2
                                       ==========      ==========

11. Debt and banking arrangements
--------------------------------------------------------------------------------

Secured credit facilities

     In third-quarter 2002, Williams obtained a $400 million letter of credit facility, a $900 million short-term loan (discussed below) and amended its existing revolving credit facility. The $400 million letter of credit facility, which expires July 2003, and the revolving credit facility which expires July 2005, are secured by substantially all of Williams' Midstream Gas & Liquids assets and the equity of substantially all of the Midstream Gas & Liquids subsidiaries and the subsidiaries which own the refinery assets. These facilities are also guaranteed by most of Williams' subsidiaries, except for Transcontinental Gas Pipe Line, Texas Gas and Northwest Pipeline. As of September 30, 2002, Williams has $660 million of additional secured borrowing capacity available under its revolving credit facility.

     Additionally, the company is no longer required to make a "no material adverse change" representation prior to borrowings under the revolving credit facility. An additional $159 million of public securities were also ratably secured with the same assets in accordance with the indentures covering those securities. Additionally, as Williams completes asset sales, the commitments from participating banks in the revolving credit facility will be reduced and various other preexisting debt will be paid down. As of September 30, 2002, the revolving credit facility commitment had been reduced to $660 million. Transcontinental Gas Pipe Line, Texas Gas and Northwest Pipeline continue as participating borrowers in this facility. Significant new covenants under these agreements include: (i) restrictions on the creation of new subsidiaries, (ii) additional restrictions on pledging assets to other creditors, (iii) a covenant that the ratio of interest expense plus cash flow to interest expense be greater than 1.5 to 1, (iv) a limit on dividends on common stock paid by Williams in any quarter of $6.25 million, (v) certain restrictions on declaration or payment of dividends on preferred stock issued after July 30, 2002, (vi) a limit on investments in others of $50 million annually, (vii) a $50 million limit on additional debt incurred by subsidiaries other than Transcontinental Gas Pipe Line, Texas Gas, Northwest Pipeline or Williams Energy Partners L.P. and (viii) modified the net debt to consolidated net worth plus net debt financial covenant to increase the threshold to 70 percent through December 30, 2002, and then after December 30, 2002 but on or before March 30, 2003 not to exceed 68 percent and after March 30, 2003 the ratio shall not exceed 65 percent.

     Williams Production RMT Company (RMT), a wholly owned subsidiary, entered into a $900 million short-term Credit Agreement dated July 31, 2002, with certain lenders including a subsidiary of Lehman Brothers, Inc., a related party to Williams. The loan, reported in Notes Payable in the Consolidated Balance Sheet, is guaranteed by Williams, Williams Production Holdings LLC (Holdings) and certain RMT subsidiaries. It is also secured by the capital stock and assets of Holdings and certain of RMT's subsidiaries. The assets of RMT are comprised primarily of the assets of the former Barrett Resources Corporation acquired in 2001, which were primarily natural gas properties in the Rocky Mountain region. The loan matures on July 25, 2003, and bears interest payable quarterly at the Eurodollar rate plus 4 percent per annum (5.810 percent at September 30, 2002), plus additional interest of 14 percent per annum, which is accrued and added to the principal balance. The principal balance at September 30, 2002, was $921 million.

     RMT must also pay a deferred set-up fee. The amount of the fee is dependant upon whether a majority of the fair market value of RMT's assets or a majority of its capital stock is sold (company sale) on or before the maturity date, regardless of whether the loan obligations have been repaid. If a company sale has occurred, the amount of such fee would be the greater of (x) 15 percent of the loan principal amount, and (y) 15 percent to 21 percent, depending on the timing of the company sale, of the difference between (A) the purchase price of such company sale, including the amount of any liabilities assumed by the purchaser, up to $2.5 billion, and (B) the sum of (1) the principal amount of the outstanding loans, plus (2) outstanding debt of RMT and its subsidiaries, plus (3) accrued and unpaid interest on the loans to the date of repayment. If a company sale has not occurred, the fee would be 15 percent of the loan amount. However, if a company sale occurs within three months after the maturity date, then RMT must also pay the positive difference, if any, between the fee that would have been paid had such company sale occurred prior to the maturity date and the actual fee paid on the maturity date.

   Significant covenants on Holdings, RMT and certain RMT subsidiaries under the loan agreement include: (i) an interest coverage ratio of greater than 1.5 to 1,
(ii) a fixed charge coverage ratio of greater than 1.15 to 1, (iii) a limitation on restricted payments, (iv) a limitation on capital expenditures in excess of $300 million and (v) a limitation on intercompany indebtedness.

     Under the RMT Credit Agreements, Williams must maintain actual and projected parent liquidity (a) at any time from the closing date through the 180th day thereafter, of $600 million; (b) at any time thereafter through and including the maturity date, of $750 million; and (c) only projected liquidity for twelve months after the maturity date, of $200 million. If a default were to occur with respect to parent liquidity, RMT must be sold within 75 days. Liquidity projections must be provided weekly until the maturity date. Each projection covers a period extending 12 months from the report date. The loan is also required to be prepaid with the net cash proceeds of any sales of RMT's assets, and, in the event of a company sale, the loan is required to be prepaid in full. A prepayment or acceleration of the loan requires RMT to pay to lenders
(i) a make-whole amount, and (ii) the deferred set up fee set forth above. A partial prepayment of the loan requires RMT to pay a pro rata portion of the make-whole amount and deferred set up fee.

     Additionally, Williams amended certain other financing facilities and agreements totaling $1.9 billion which provided the lenders thereunder with guarantees from Williams Gas Pipeline Company, L.L.C. and Williams Production Holdings LLC and certain lenders with a ratable share of proceeds from future asset sales to reduce certain of these facilities. These facilities and agreements include the preferred interest in Castle Associates LP (Castle), $600 million of term loans, certain letters of credit, two operating lease agreements with special purpose entities, the preferred interest in Piceance Production Holdings LLC (Piceance) and the preferred interest in Snow Goose Associates, L.L.C., which is currently classified as debt. As a result of the changes to the two operating lease agreements, these leases are now reported as a capitalized leases as of September 30, 2002. Additionally, the preferred interests in Castle and Piceance are now reported as debt.

Notes payable

     In addition to the $921 million RMT note payable discussed previously, Williams has entered into various short-term credit agreements with amounts outstanding totaling $8 million at September 30, 2002. The weighted-average interest rate on these notes at September 30, 2002 was 4.65 percent. At September 30, 2002, a $411 million note payable by Williams Energy Partners L.P.
(WEP) a partially owned and consolidated entity of Williams, has been reclassified to long-term debt as discussed below.

Debt

   Long-term debt at September 30, 2002 and December 31, 2001, is as follows:

                                                    Weighted-
                                                     average
                                                    interest      September 30,   December 31,
(Millions)                                            rate             2002           2001
----------                                        ------------    -------------   ------------

Secured Debt
------------
Revolving credit loans                                     7.0%    $       81.3   $         --
Debentures, 9.9% payable 2020                              9.9             28.7             --
Notes, 8.2% - 9.45%, payable 2002-2022                     9.0            265.8             --
Notes, adjustable rate, payable through 2004               3.3             13.6             --
Other                                                      6.8            306.7             --

Unsecured Debt
--------------
Revolving credit loans                                     3.3%            58.0           53.7
Commercial paper                                            --               --          300.0
Debentures, 6.25% - 10.25%, payable 2003 - 2031            7.4          1,547.9        1,585.4
Notes, 6.125% - 9.25%, payable through 2032(1)             7.7          9,650.8        6,510.7
Notes, adjustable rate, payable through 2004               5.3          1,381.7        1,192.9
Other                                                      6.3            352.1           59.9
                                                                   ------------   ------------
                                                                   $   13,686.6   $    9,702.6
Current portion of long-term debt                                      (1,393.0)        (999.8)
                                                                   ------------   ------------
                                                                   $   12,293.6   $    8,702.8
                                                                   ============   ============

(1) $400 million of 6.75% notes, payable 2016, putable/callable in 2006 and $1.1 billion of 6.5% notes payable 2007, subject to remarketing in 2004.

     Williams' December 31, 2001, long-term debt included $300 million of commercial paper, $300 million of short-term debt obligations and $244 million of long-term debt obligations due within one year, which would have otherwise been classified as current, but were classified as noncurrent based on Williams' intent and ability to refinance on a long-term basis. At September 30, 2002, a $411 million note payable by WEP has been reclassified to long-term debt based on WEP's new debt agreement entered into October 2002. On October 31, 2002, Williams Pipe Line LLC, a subsidiary of WEP, and WEP, entered into a private placement debt agreement, effective October 1, 2002, with a group of financial institutions providing for the issuance of up to $200 million aggregate principal amount of Floating Rate Series A Senior Secured Notes and up to $340 million aggregate principal amount of Fixed Rate Series B Senior Secured Notes, upon satisfaction of certain conditions precedent, which will be used to refinance the note payable by WEP. As part of this agreement, WEP agreed not to redeem or retire the Class B Units held by the general partner except with equity issuance proceeds. WEP and its subsidiaries are legally separate entities from Williams and its subsidiaries, and the assets owned by WEP are generally not available for the payment of debts owed to the creditors of Williams and its subsidiaries.

     Pursuant to completion of a consent solicitation during first-quarter 2002 with WCG Note Trust Note holders, Williams recorded $1.4 billion of long-term debt obligations. In July 2002, Williams acquired substantially all of the WCG Note Trust Notes by exchanging $1.4 billion of Williams Senior Unsecured 9.25 percent notes due March 2004. In November 2002, Williams acquired the remaining outstanding WCG Note Trust Notes (see Note 4).

     Under the terms of Williams' revolving credit agreement (which as of September 30, 2002 had reduced to $660 million, as discussed previously), Northwest Pipeline and Transcontinental Gas Pipe Line have access to $400 million and Texas Gas Transmission has access to $200 million, while Williams (Parent) has access to all unborrowed amounts. Interest rates vary with current market conditions. At September 30, 2002, there were no amounts outstanding under this agreement. Additionally, certain Williams subsidiaries have revolving credit facilities with an available capacity of $35 million at September 30, 2002.

   In March 2002, the terms of a Williams $560 million priority return structure, previously classified as preferred interest in consolidated subsidiaries, were amended. The amendment provided for the outside investor's preferred interest to be redeemed in equal quarterly installments through April 2003 (see Note 13). The interest rate varies based on LIBOR plus an applicable margin and was 2.803 percent at September 30, 2002. Through September 30, 2002, $224 million has been redeemed. Based on the new payment terms, the remaining outstanding preferred interest of $336 million is classified as long-term debt due within one year at September 30, 2002.

   In May 2002, Energy Marketing & Trading entered into an agreement which transferred the rights to certain receivables in exchange for cash. Due to the structure of the agreement, Energy Marketing & Trading accounted for this transaction as debt collateralized by the claims. The $78.7 million of debt is classified as current.

   In July 2002, as discussed above, the terms of the $200 million preferred interest in Castle and the $100 million preferred interest in Piceance were amended, and the preferred interests are now reported as debt. At September 30, 2002, the Castle and Piceance notes had principal balances of $182 million and $91 million, respectively. In addition, the terms of two operating leases were amended, resulting in an increase to capitalized leases of $270 million.


   In addition to the items discussed above, significant long-term debt, including capitalized leases, issuances and retirements, other than amounts under revolving credit agreements, for the nine months ended September 30, 2002 are as follows:

                                                          Principal
Issue/Terms                                    Due Date    Amount
-----------                                    --------  ----------
                                                         (Millions)
Issuances of long-term debt in 2002:
  6.5% notes (see Note 14)                        2007   $  1,100.0
  8.125% notes                                    2012        650.0
  8.75% notes                                     2032        850.0
  8.875% notes (Transcontinental Gas Pipe Line)   2012        325.0

Retirements/prepayments of long-term
  debt in 2002:
    6.125% notes(1)                               2012   $    240.0
    6.2% notes                                    2002        350.0
    8.875% notes (Transcontinental Gas Pipe Line) 2002        125.0
    Adjustable rate note (Transcontinental Gas
      Pipe Line)                                  2002        150.0
    Various notes, 5.1% - 9.45%                   2002        193.2
    Various notes, adjustable rate                2002         93.9

(1)  Subject to redemption at par in 2002.

   Williams' ratio of net debt to consolidated net worth plus net debt, as defined in Williams' amended revolving credit facility, was 65.8 percent at September 30, 2002.

12. Contingent liabilities and commitments
--------------------------------------------------------------------------------

Rate and regulatory matters and related litigation

   Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $151 million, including $2.2 million related to discontinued operations, for potential refund as of September 30, 2002.

   Williams Energy Marketing & Trading Company (Energy Marketing & Trading) subsidiaries are engaged in power marketing in various geographic areas, including California. Prices charged for power by Williams and other traders and generators in California and other western states have been challenged in various proceedings including those before the FERC. In December 2000, the FERC issued an order which provided that, for the period between October 2, 2000 and December 31, 2002, the FERC may order refunds from Williams and other similarly situated companies if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. Beginning on March 9, 2001, the FERC issued a series of orders directing Williams and other similarly situated companies to provide refunds for any prices charged in excess of FERC-established proxy prices in January, February, March, April and May 2001, or to provide justification for the prices charged during those months. According to these orders, Williams' total potential refund liability for January through May 2001 is approximately $30 million. Williams has filed justification for its prices with the FERC and calculated its refund liability under the methodology used by the FERC to compute refund amounts at approximately $11 million. On July 25, 2001, the FERC issued an order establishing a hearing to establish the facts necessary to determine refunds under the approved methodology. On August 13, 2002, the FERC issued its preliminary findings as to its investigation into Western markets (discussed below), which call into question the gas price methodology established in the July 25, 2001 order. Any change from the July 25, 2001 methodology would likely result in increased refund liability for Energy Marketing & Trading. Refunds will cover the period of October 2, 2000 through June 20, 2001. They will be paid as offsets against outstanding bills and are inclusive of any amounts previously noticed for refund for that period. Absent a change in the gas price methodology, the judge presiding over the refund proceedings is expected to issue his findings in November 2002. The FERC will subsequently issue a refund order based on these findings.

   In an order issued June 19, 2001, the FERC implemented a revised price mitigation and market monitoring plan for wholesale power sales by all suppliers of electricity, including Williams, in spot markets for a region that includes California and ten other western states (the "Western Systems Coordinating Council," or "WSCC"). In general, the plan, which was in effect from June 20, 2001 through September 30, 2002, established a market clearing price for spot sales in all hours of the day that was based on the bid of the highest-cost gas-fired California generating unit that was needed to serve the Independent System Operator's (ISO's) load. When generation operating reserves fell below seven percent in California (a "reserve deficiency period"), absent cost-based justification for a higher price, the maximum price that Williams may charge for wholesale spot sales in the WSCC was the market clearing price. When generation operating reserves rise to seven percent or above in California, absent cost-based justification for a higher price, Williams' maximum price was limited to 85 percent of the highest hourly price that was in effect during the most recent reserve deficiency period. This methodology initially resulted in a maximum price of $92 per megawatt hour during non-emergency periods and $108 per megawatt hour during emergency periods, and these maximum prices remained unchanged throughout summer and fall 2001. Revisions to the plan for the post-September 30, 2002, period were provided on July 17, 2002 as discussed below.

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

   The California Public Utilities Commission (CPUC) filed a complaint with the FERC on February 25, 2002, seeking to void or, alternatively, reform a number of the long-term power purchase contracts entered into between the State of California and several suppliers in 2001, including Energy Marketing & Trading. The CPUC alleges that the contracts are tainted with the exercise of market power and significantly exceed "just and reasonable" prices. The Electricity Oversight Board made a similar filing on February 27, 2002. The FERC set the complaint for hearing on April 25, 2002, but held the hearing in abeyance pending settlement discussions before a FERC judge. The FERC also ordered that the higher public interest test will apply to the contracts. The FERC commented that the state has a very heavy burden to carry in proving its case. On July 17, 2002, the FERC denied rehearing of the April 25, 2002, order that set for hearing California's challenges to the long-term contracts entered into between the state and several suppliers, including Energy Marketing & Trading. Energy Marketing & Trading will appeal the order. The settlement discussions noted above have resulted in Williams reaching a global settlement entering into a settlement agreement with the State of California that includes a renegotiated long-term energy contract. This contract is made up of a combination of block energy sales, dispatchable products and a gas contract. The original contract contained only block energy sales. The settlement will also resolve complaints brought by the California Attorney General against Williams that are discussed below and the State of California's refund claims that are discussed above. Pursuant to the settlement, Williams also will provide consideration of $147 million over eight years and six gas powered electric turbines. In addition, the Settlement is intended to resolve ongoing investigations by the States of California, Oregon and Washington. The settlement was reduced to writing and executed on November 11, 2002. The settlement terms are scheduled to become effective on December 31, 2002, subject to approval by various courts and the FERC at the completion of due diligence by the California Attorney General. If this due diligence uncovers previously unknown and illegal acts, the Attorney General may terminate the agreement.

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

   On July 17, 2002, the FERC issued a Notice of Inquiry to seek comments on its negotiated rate policies and practices. The FERC states that it is undertaking a review of the recourse rate as a viable alternative and safeguard against the exercise of market power of interstate gas pipelines, as well as the entire spectrum of issues related to its negotiated rate program. The FERC requested that interested parties respond to various questions related to the FERC's negotiated rate policies and practices. Williams' Gas Pipeline companies have negotiated rates under the FERC's existing negotiated rate programs and participated in comments filed in this proceeding by Williams in support of the FERC's existing negotiated rate program.


   On August 1, 2002, the FERC issued a NOPR that proposes restrictions on the type of cash management program employed by Williams and its subsidiaries. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintain stockholders equity of at least 30 percent of total capitalization. Williams' and its regulated gas pipelines' current credit ratings are not investment grade. Williams participated in comments in this proceeding on August 28, 2002 by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss the issues raised in the comments filed by parties in this proceeding.


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

This investigation does not constitute a Federal Power Act complaint, rather, the results of the investigation will be used by the FERC in any existing or subsequent Federal Power Act or Natural Gas Act complaint. The FERC Staff is directed to complete the investigation as soon as "is practicable." Williams, through many of its subsidiaries, is a major supplier of natural gas and power in the West and, as such, anticipates being the subject of certain aspects of the investigation. Williams is cooperating with all data requests received in this proceeding. On May 8, 2002, Williams received an additional set of data requests from the FERC related to a recent disclosure by Enron of certain trading practices in which it may have been engaged in the California market. On May 21, and May 22, 2002, the FERC supplemented the request inquiring as to "wash" or "round trip" transactions. Williams responded on May 22, 2002, May 31, 2002, and June 5, 2002, to the data requests. On June 4, 2002, the FERC issued an order to Williams to show cause why its market-based rate authority should not be revoked as the FERC found that certain of Williams' responses related to the Enron trading practices constituted a failure to cooperate with the staff's investigation. Williams subsequently supplemented its responses to address the show cause order. On July 26, 2002, Williams received a letter from the FERC informing Williams that it had reviewed all of Williams' supplemental responses and concluded that Williams responded to the initial May 8, 2002 request.

   In response to an article appearing in the New York Times on June 2, 2002, containing allegations by a former Williams employee that it had attempted to "corner" the natural gas market in California, and at Williams' invitation, the FERC is conducting an investigation into these allegations. Also, the Commodity Futures Trading Commission (CFTC) is conducting an investigation regarding gas and power trading in Western markets and has requested information from Williams in connection with this investigation. In conjunction with this investigation, Williams disclosed on October 25, 2002, that certain of its gas traders had reported inaccurate information to a trade publication that published gas price indices. Williams' and the CFTC's investigation into this matter is continuing.

   On May 31, 2002, Williams received a request from the Securities and Exchange Commission (SEC) to voluntarily produce documents and information regarding any prearranged or contemporaneous buy and sell ("round-trip") trades for gas or power from January 1, 2000, to the present in the United States. On June 24, 2002, the SEC made an additional request for information including a request that Williams address the amount of Williams' credit, prudency and/or other reserves associated with its energy trading activities and the methods used to determine or calculate these reserves. The June 24, 2002, request also requested Williams' volumes, revenues, and earnings from its energy trading activities in the Western U.S. market. Williams has responded to the SEC's requests.

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

   On July 3, 2002, the ISO announced fines against several energy producers including Williams, for failure to deliver electricity in 2001 as required. The ISO fined Williams $25.5 million, which will be offset against Williams' claims for payment from the ISO. Williams believes the vast majority of fines are not justified and has challenged the fines pursuant to the FERC - approved process contained in the ISO tariff.

Environmental Matters

   Since 1989, Texas Gas and Transcontinental Gas Pipe Line have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transcontinental Gas Pipe Line has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At September 30, 2002, these subsidiaries had accrued liabilities totaling approximately $32 million for these costs.

   Certain Williams' subsidiaries, including Texas Gas and Transcontinental Gas Pipe Line, have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, Williams does not believe that these obligations or the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

   Transcontinental Gas Pipe Line, Texas Gas and Williams Gas Pipelines Central (Central) have identified polychlorinated biphenyl contamination in air compressor systems, soils and related properties at certain compressor station sites. Transcontinental Gas Pipe Line, Texas Gas and Central have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Central, Texas Gas and Transcontinental Gas Pipe Line. As of September 30, 2002, Central had accrued a liability for approximately $8 million, which is included in discontinued operations and represents the current estimate of future environmental cleanup costs to be incurred over the next six to ten years. Texas Gas and Transcontinental Gas Pipe Line likewise had accrued liabilities for these costs which are included in the $32 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.

   In addition to its Gas Pipelines, Williams and its subsidiaries also accrue environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, Williams owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At September 30, 2002, Williams and its subsidiaries had accrued liabilities totaling approximately $43 million for these costs. Williams and its subsidiaries accrue receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At September 30, 2002, Williams and its subsidiaries had accrued receivables totaling $1 million.

   In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At September 30, 2002, Williams had approximately $10 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

   On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from Williams' pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period from July 1, 1998 through July 2, 2001. In November 2001, Williams furnished its response.

Other legal matters

   In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transcontinental Gas Pipe Line and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. As a result of such settlements, Transcontinental Gas Pipe Line is currently defending two lawsuits brought by producers. In another case, a jury verdict found that Transcontinental Gas Pipe Line was required to pay a producer damages of $23.3 million including $3.8 million in attorneys' fees. In addition, through December 31, 2001, post-judgment interest was approximately $10.5 million. Transcontinental Gas Pipe Line's appeals were denied by the Texas Court of Appeals for the First District of Texas, and on April 2, 2001, the company filed an appeal to the Texas Supreme Court. On February 21, 2002, the Texas Supreme Court denied Transcontinental Gas Pipe Line's petition for review. As a result, Transcontinental Gas Pipe Line recorded a fourth-quarter 2001 pre-tax charge to income (loss) for the year ended December 31, 2001, in the amount of $37 million ($18 million was included in Gas Pipeline's segment profit and $19 million in interest accrued) representing management's estimate of the effect of this ruling. Transcontinental Gas Pipe Line filed a motion for rehearing which was denied, thereby concluding this matter. In May 2002, Transcontinental Gas Pipe Line paid Texaco the amount of the judgment plus accrued interest. In the two remaining cases, producers have asserted damages, including interest calculated through December 31, 2001, of $16.3 million. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and either Transcontinental Gas Pipe Line or Texas Gas. Texas Gas may file to recover 75 percent of any such additional amounts it may be required to pay pursuant to indemnities for royalties under the provisions of the FERC
Order 528.

   On June 8, 2001, fourteen Williams entities were named as defendants in a nationwide class action lawsuit which has been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In November 2001, Williams, along with other "Coordinating Defendants", filed a motion to dismiss on nonjurisdictional grounds. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction. On August 19, 2002, the defendants' motion to dismiss on nonjurisdictional grounds was denied. On September 17, 2002, the plaintiffs filed a motion for class certification. In the next several months, the Williams entities will join with other defendants in contesting certification of the plaintiff class.

   In 1998, the United States Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries. In connection with its sale of Kern River, the Company agreed to indemnify the purchaser for liability relating to this claim. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. On October 9, 2002, the court granted a motion to dismiss Grynberg's royalty valuation claims. Grynberg's measurement claims remain pending against Williams and the other defendants.

   On August 6, 2002, Jack J. Grynberg, and Celeste C. Grynberg, Trustee on Behalf of the Rachel Susan Grynberg Trust, and the Stephen Mark Grynberg Trust, served The Williams Companies and Williams Production RMT Company with a complaint in the District Court in and for the City of Denver, State of Colorado. The complaint alleges that the defendants have used mismeasurement techniques that distort the BTU heating content of natural gas, resulting in the alleged underpayment of royalties to Grynberg and other independent natural gas producers. The complaint also alleges that defendants inappropriately took deductions from the gross value of their natural gas and made other royalty valuation errors. Theories for relief include breach of contract, breach of implied covenant of good faith and fair dealing, anticipatory repudiation, declaratory relief, equitable accounting, civil theft, deceptive trade practices, negligent misrepresentation, deceit based on fraud, conversion, breach of fiduciary duty, and violations of the state racketeering statute. Plaintiff is seeking actual damages of between $2 million and $20 million based on interest rate variations, and punitive damages in the amount of approximately $1.4 million dollars. On October 7, 2002, the Williams defendants filed a motion to stay the proceedings in this case based on the pendency of the False Claims Act litigation discussed in the preceding paragraph.

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

   On May 17, 2001, the DOJ advised Williams that it had commenced an antitrust investigation relating to an agreement between a subsidiary of Williams and AES Southland alleging that the agreement limits the expansion of electric generating capacity at or near the AES Southland plants that are subject to a long-term tolling agreement between Williams and AES Southland. In connection with that investigation, the DOJ has issued two Civil Investigative Demands to Williams requesting answers to certain interrogatories and the production of documents. Williams is cooperating with the investigation. On November 13, 2002, the DOJ formally notified Williams that it had terminated this investigation without any recommended action against Williams or AES.

   On November 8, 2002, Williams received a subpoena from a federal grand jury in northern California seeking documents related to Williams' involvement in California power markets. The subpoena also questions Williams' reporting to trade publications for both gas and power.

   On October 5, 2001, a suit was filed on behalf of California taxpayers and electric ratepayers in the Superior Court for the County of San Francisco against the Governor of California and 22 other defendants consisting of other state officials, utilities and generators, including Energy Marketing & Trading. The suit alleges that the long-term power contracts entered into by the state with generators are illegal and unenforceable on the basis of fraud, mistake, breach of duty, conflict of interest, failure to comply with law, commercial impossibility and change in circumstances. Remedies sought include rescission, reformation, injunction, and recovery of funds. Private plaintiffs have also brought five similar cases against Williams and others on similar grounds. These suits have all been removed to federal court, and plaintiffs are seeking to remand the cases to state court.

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

   Numerous shareholder class action suits have been filed against Williams in the United States District Court for the Northern District of Oklahoma. The majority of the suits allege that Williams and co-defendants, WCG and certain corporate officers, have acted jointly and separately to inflate the stock price of both companies. Other suits allege similar causes of action related to a public offering in early January 2002, known as the FELINE PACS offering. These cases were filed against Williams, certain corporate officers, all members of the Williams board of directors and all of the offerings' underwriters. These cases have all been consolidated and an order has been issued requiring separate amended consolidated complaints by Williams and Williams Communications equity holders. The amended complaint of the WCG securities holders was filed on September 27, 2002, and the amended complaint of the WMB securities holders was filed on October 7, 2002. Williams will be filing separate responsive pleadings in each proceeding. In addition, four class action complaints have been filed against Williams and the members of its board of directors under the Employee Retirement Income Security Act by participants in Williams' 401(k) plan. A motion to consolidate these suits has been approved. Derivative shareholder suits have been filed in state court in Oklahoma, all based on similar allegations. On August 1, 2002, a motion to consolidate and a motion to stay these suits pending action by the federal court in the shareholder suits was approved.

   The U.S. Trustee selected Williams to serve on the Official Committee of Unsecured Creditors in the WCG bankruptcy. At its initial meeting, the committee formed a subcommittee of the creditors committee, which excludes Williams, to investigate what rights and remedies, if any, the creditors may have against Williams relating to its dealings with WCG. Williams has entered into an agreement with WCG in which Williams agreed not to object to a plan of reorganization submitted by WCG in its bankruptcy if that plan provides (i) for WCG to assume its obligations under certain service agreements and the sale leaseback transaction with Williams and (ii) for Williams' other claims to be treated as general unsecured claims with treatment substantially identical to the treatment of claims by WCG's bondholders. This matter is discussed more fully in Note 4.

   On April 26, 2002, the Oklahoma Department of Securities issued an order initiating an investigation of Williams and WCG regarding issues associated with the spin-off of WCG and regarding the WCG bankruptcy. Williams has committed to cooperate fully in the investigation.

   On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Williams Gas Processing - Gulf Coast Company, L.P. (WGP), Williams Field Services Company (WFS) and Transcontinental Gas Pipe Line Corporation (Transco), alleging concerted actions by the affiliates frustrating the FERC's regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries on the recently spundown and deregulated offshore pipeline system, the North Padre Island gathering system. By order of the FERC, the matter was heard before an administrative law judge in April 2002. On June 4, 2002, the administrative law judge issued an initial decision finding that the affiliates acted in concert to frustrate the FERC's regulation of Transco and recommending that the FERC reassert jurisdiction over the North Padre Island gathering system. Transco, WGP and WFS believe their actions were reasonable and lawful and submitted briefs taking exceptions to the initial decision. On September 5, 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined an unbundled gathering rate for service on these facilities which is to be collected by Transco. Transco and WFS have sought rehearing of the FERC's order.

   On October 23, 2002 Western Gas Resources, Inc. and its subsidiary, Lance Oil and Gas Company, Inc. filed suit against Williams Production RMT Company in District Court for Sheridan, Wyoming, claiming that the merger of Barrett Resources Corporation and Williams triggered a preferential right to purchase a portion of the coal bed methane development properties owned by Barrett in the Powder River Basin of northeastern Wyoming. In addition, Western claims that the merger triggered certain rights of Western to replace Barrett as operator of those properties. Mediation efforts were not successful in revolving the dispute. The Company believes that the claims have no merit.

   In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries which are incidental to their operations.

Enron and certain of its subsidiaries, with whom Energy Marketing & Trading and other Williams subsidiaries have had commercial relations, filed a voluntary petition for Chapter 11 reorganization under the U.S. Bankruptcy Code in the Federal District Court for the Southern District of New York on December 2, 2001. Additional Enron subsidiaries have subsequently filed for Chapter 11 protection. Williams has filed its proofs of claim prior to the court-ordered October 15, 2002, bar date. During fourth-quarter 2001, Energy Marketing & Trading recorded a total decrease to revenues of approximately $130 million as a part of its valuation of energy commodity and derivative trading contracts with Enron entities, approximately $91 million of which was recorded pursuant to events immediately preceding and following the announced bankruptcy of Enron. Other Williams subsidiaries recorded approximately $5 million of bad debt expense related to amounts receivable from Enron entities in fourth-quarter 2001, reflected in selling, general and administrative expenses. At December 31, 2001, Williams has reduced its recorded exposure to accounts receivable from Enron entities, net of margin deposits, to expected recoverable amounts. During first-quarter 2002, Energy Marketing & Trading sold rights to certain Enron receivables to a third party in exchange for $24.5 million in cash. The $24.5 million was recorded within the trading revenues in first-quarter 2002.

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

Commitments

   Energy Marketing & Trading has entered into certain contracts giving it the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are either currently in operation or are to be constructed at various locations throughout the continental United States. At September 30, 2002, annual estimated committed payments under these contracts range from approximately $60 million to $462 million, resulting in total committed payments over the next 20 years of approximately $8 billion.

13. Preferred interests in consolidated subsidiaries
--------------------------------------------------------------------------------

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

   During first-quarter 2002, the terms of the priority return were amended. Significant terms of the amendment include elimination of covenants regarding Williams' credit ratings, modifications of certain Canadian interest coverage covenants and a requirement to amortize the outside investor's preferred interest with equal principal payments due each quarter and the final payment in April 2003. In addition, Williams provided a financial guarantee of the Arctic Fox note payable to Snow Goose which, in turn, is the source of the priority returns. Based on the terms of the amendment, the remaining balance due is classified as long-term debt due within one year on Williams' Consolidated Balance Sheet at September 30, 2002. Priority returns prior to this amendment are included in preferred returns and minority interest in income of consolidated subsidiaries on the Consolidated Statement of Operations.

   Following the downgrades in Williams' credit ratings in July 2002, the $135 million preferred interest in Williams Risk Holdings L.L.C. was redeemed. Additionally, terms of the $200 million preferred interest in Castle Associates L.P. and the $100 million preferred interest in Piceance Production Holdings LLC were amended and as a result the $200 million and $100 million, respectively, are classified as debt at September 30, 2002.

14. Stockholders' equity
--------------------------------------------------------------------------------

   Concurrent with the sale of Kern River to MidAmerican Energy Holdings Company
(MEHC), Williams issued approximately 1.5 million shares of 9 7/8 percent cumulative convertible preferred stock to MEHC for $275 million. The terms of the preferred stock allow the holder to convert, at any time, one share of preferred stock into 10 shares of Williams common stock at $18.75 per share. Preferred shares have a liquidation preference equal to the stated value of $187.50 per share plus any dividends accumulated and unpaid. Dividends on the preferred stock are payable quarterly.

   Preferred dividends for the nine months ended September 30, 2002, include $69.4 million associated with the accounting for a preferred security that contains a conversion option that is beneficial to the purchaser at the time the security was issued. This is accounted for as a noncash dividend (reduction to retained earnings) and results from the conversion price being less than the market price of Williams common stock on the date the preferred stock was issued. The reduction in retained earnings was offset by an increase in capital in excess of par value.

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

15. Comprehensive income (loss)
--------------------------------------------------------------------------------

   Comprehensive income (loss) is as follows:

                                          Three months ended          Nine months ended
                                             September 30,              September 30,
                                      ------------------------    ------------------------
(Millions)                               2002          2001          2002          2001
----------                            ----------    ----------    ----------    ----------
Net income (loss)                     $   (294.1)   $    221.3    $   (535.5)   $    760.0

Other comprehensive
  income (loss):
  Unrealized gains (losses)
    on securities                            (.9)        (18.1)          (.1)        (71.3)
  Realized (gains) losses on
    securities reclassified
    to net income                             --          20.3            --           (.4)
  Cumulative effect of a
    change in accounting for
    derivative instruments                    --            --            --        (153.4)
  Unrealized gains (losses) on
    derivative instruments                 106.6         408.5         (82.3)        865.6
  Net reclassification into
    earnings of derivative
    instrument (gains) losses              (62.9)       (120.3)       (263.7)        (74.6)
  Foreign currency
    translation adjustments                (19.5)        (11.6)           .2         (36.0)
                                      ----------    ----------    ----------    ----------
Other comprehensive income
  (loss) before taxes and
  minority interest                         23.3         278.8        (345.9)        529.9
Income tax benefit (provision)
  on other comprehensive
  income (loss)                            (16.0)       (112.1)        132.0        (212.2)
Minority interest in other
  comprehensive income (loss)                 --            --            --          10.0
                                      ----------    ----------    ----------    ----------
Other comprehensive income (loss)            7.3         166.7        (213.9)        327.7
                                      ----------    ----------    ----------    ----------
Comprehensive income (loss)           $   (286.8)   $    388.0    $   (749.4)   $  1,087.7
                                      ==========    ==========    ==========    ==========

   Components of other comprehensive income (loss) before minority interest and taxes related to discontinued operations are as follows:

                                                 Three months ended             Nine months ended
                                                    September 30,                 September 30,
                                            ---------------------------    ---------------------------
(Millions)                                      2002           2001            2002           2001
----------                                  ------------   ------------    ------------   ------------

Unrealized gains (losses) on securities     $         --   $         --    $         --   $      (56.2)
Realized gains on securities
  reclassified to net income                          --             --              --          (20.7)
Foreign currency translation
  adjustments                                         --             --              --          (22.1)
                                            ------------   ------------    ------------   ------------
Other comprehensive income (loss)
  before minority interest and taxes
  related to discontinued operations        $         --   $         --    $         --   $      (99.0)
                                            ============   ============    ============   ============

16. Segment disclosures
--------------------------------------------------------------------------------

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

  On April 11, 2002, Williams Energy Partners L.P., a partially owned and consolidated entity of Williams, acquired Williams Pipe Line, an operation previously included within Petroleum Services. Accordingly, Williams Pipe Line's operations have been transferred from the Petroleum Services segment to the Williams Energy Partners segment for which segment information has been restated for all prior periods presented.

Segments - Performance measurement

   Williams currently evaluates performance based upon segment profit (loss) from operations which includes revenues from external and internal customers, operating costs and expenses, depreciation, depletion and amortization, equity earnings (losses) and income (loss) from investments including gains/losses on impairments related to investments accounted for under the equity method. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

   In first-quarter 2002, Williams began managing its interest rate risk on an enterprise basis by the corporate parent. The more significant of these risks relate to its debt instruments and its energy risk management and trading portfolio. To facilitate the management of the risk, entities within Williams may enter into derivative instruments (usually swaps) with the corporate parent. The level, term and nature of derivative instruments entered into with external parties are determined by the corporate parent. Energy Marketing & Trading has entered into intercompany interest rate swaps with the corporate parent, the effect of which is included in Energy Marketing & Trading's segment revenues and segment profit (loss) as shown in the reconciliation within the following tables. The results of interest rate swaps with external counterparties are shown as interest rate swap loss in the Consolidated Statement of Operations below operating income (loss).

  The majority of energy commodity hedging by certain Williams' business units is done through intercompany derivatives with Energy Marketing & Trading which, in turn, enters into offsetting derivative contracts with unrelated third parties. Energy Marketing & Trading bears the counterparty performance risks associated with unrelated parties.

  The decrease in Energy Marketing & Trading's total assets, as reflected on page 30, is due primarily to a decline in the fair value of the energy risk management and trading portfolio.

  The following tables reflect the reconciliation of revenues and operating income (loss) as reported in the Consolidated Statement of Operations to segment revenues and segment profit (loss).

--------------------------------------------------------------------------------

                                           Energy                   Exploration     Midstream    Williams
                                         Marketing        Gas            &            Gas &       Energy     Petroleum
                                         & Trading      Pipeline     Production      Liquids     Partners     Services
                                        ----------     ----------   -----------    ----------   ----------   ----------

THREE MONTHS ENDED SEPTEMBER 30, 2002

Segment revenues:
   External                             $      (.4)    $    362.7    $     16.5    $    469.2   $     92.8   $  1,157.3
   Internal                                 (289.8)*         18.7         202.8          32.6         14.7         13.6
                                        ----------     ----------    ----------    ----------   ----------   ----------
Total segment revenues                      (290.2)         381.4         219.3         501.8        107.5      1,170.9
                                        ----------     ----------    ----------    ----------   ----------   ----------

Less intercompany interest
   rate swap gain (loss)                     (71.0)            --            --           --           --            --
                                        ----------     ----------    ----------    ----------   ----------   ----------
Total revenues                          $   (219.2)    $    381.4    $    219.3    $    501.8   $    107.5   $  1,170.9
                                        ==========     ==========    ==========    ==========   ==========   ==========


Segment profit (loss)                   $   (387.6)    $    172.6    $    231.8    $    104.0   $     13.4   $   (406.2)
Less:
   Equity earnings (loss)                       --           11.6           1.5           7.3           --          (.1)
   Income (loss) from
      investments                               --           (2.7)           --            --           --          (.7)
   Intercompany interest
      rate swap gain (loss)                  (71.0)            --            --            --           --           --
                                        ----------     ----------    ----------    ----------   ----------   ----------
Segment operating
   income (loss)                        $   (316.6)    $    163.7    $    230.3    $     96.7   $     13.4   $   (405.4)
                                        ----------     ----------    ----------    ----------   ----------   ----------
General corporate expenses

Consolidated operating
   income (loss)

THREE MONTHS ENDED SEPTEMBER 30, 2001

Segment revenues:
   External                             $    618.4     $    324.3    $     55.9    $    361.1   $     90.5   $  1,267.8
   Internal                                 (125.3)*         10.8         104.7          53.8         20.3         14.1
                                        ----------     ----------    ----------    ----------   ----------   ----------
Total segment revenues                       493.1          335.1         160.6         414.9        110.8      1,281.9
                                        ----------     ----------    ----------    ----------   ----------   ----------

Less intercompany interest
   rate swap gain (loss)                        --             --            --            --           --           --
                                        ----------     ----------    ----------    ----------   ----------   ----------
Total revenues                          $    493.1     $    335.1    $    160.6    $    414.9   $    110.8   $  1,281.9
                                        ==========     ==========    ==========    ==========   ==========   ==========

Segment profit (loss)                   $    356.9     $    101.8    $     65.0    $     69.5   $     27.1   $     42.4
Less:
   Equity earnings (loss)                      (.3)          11.9           4.9           1.3           --           --
   Income (loss) from
      investments                            (23.3)            --            --            --           --           --
   Intercompany interest
      rate swap gain (loss)                     --             --            --            --           --           --
                                        ----------     ----------    ----------    ----------   ----------   ----------
Segment operating
   income (loss)                        $    380.5     $     89.9    $     60.1    $     68.2   $     27.1   $     42.4
                                        ----------     ----------    ----------    ----------   ----------   ----------

General corporate expenses

Consolidated operating
   income (loss)

                                          Inter-
                                         national       Other      Eliminations     Total
                                        ----------    ----------   ------------   ----------

THREE MONTHS ENDED SEPTEMBER 30, 2002

Segment revenues:
   External                             $       .7    $      5.1    $       --    $  2,103.9
   Internal                                     --           9.7          (2.3)           --
                                        ----------    ----------    ----------    ----------
Total segment revenues                          .7          14.8          (2.3)      2,103.9
                                        ----------    ----------    ----------    ----------

Less intercompany interest
   rate swap gain (loss)                        --            --          71.0            --
                                        ----------    ----------    ----------    ----------
Total revenues                          $       .7    $     14.8    $    (73.3)   $  2,103.9
                                        ==========    ==========    ==========    ==========


Segment profit (loss)                   $     53.1    $     (3.5)   $       --    $   (222.4)
Less:
   Equity earnings (loss)                     (1.4)           .2            --          19.1
   Income (loss) from
      investments                             58.5            --            --          55.1
   Intercompany interest
      rate swap gain (loss)                     --            --            --         (71.0)
                                        ----------    ----------    ----------    ----------
Segment operating
   income (loss)                        $     (4.0)   $     (3.7)   $       --    $   (225.6)
                                        ----------    ----------    ----------    ----------
General corporate expenses                                                             (44.1)
                                                                                  ----------
Consolidated operating
   income (loss)                                                                  $   (269.7)
                                                                                  ==========
THREE MONTHS ENDED SEPTEMBER 30, 2001

Segment revenues:
   External                             $      1.1    $      8.2    $       --    $  2,727.3
   Internal                                     --           9.7         (88.1)           --
                                        ----------    ----------    ----------    ----------
Total segment revenues                         1.1          17.9         (88.1)      2,727.3
                                        ----------    ----------    ----------    ----------

Less intercompany interest
   rate swap gain (loss)                        --            --            --            --
                                        ----------    ----------    ----------    ----------
Total revenues                          $      1.1    $     17.9    $    (88.1)   $  2,727.3
                                        ==========    ==========    ==========    ==========

Segment profit (loss)                   $    (10.9)   $      1.6    $       --    $    653.4
Less:
   Equity earnings (loss)                     (7.5)           --            --          10.3
   Income (loss) from
      investments                               --            --            --         (23.3)
   Intercompany interest
      rate swap gain (loss)                     --            --            --            --
                                        ----------    ----------    ----------    ----------
Segment operating
   income (loss)                        $     (3.4)   $      1.6    $       --    $    666.4
                                        ----------    ----------    ----------    ----------

General corporate expenses                                                             (32.4)
                                                                                  ----------
Consolidated operating
   income (loss)                                                                  $    634.0
                                                                                  ==========

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

--------------------------------------------------------------------------------

                                            Energy                   Exploration    Midstream     Williams
                                          Marketing         Gas          &            Gas &         Energy    Petroleum
                                          & Trading      Pipeline     Production     Liquids      Partners     Services
                                         ----------     ----------   -----------   ----------    ----------   ----------

NINE MONTHS ENDED SEPTEMBER 30, 2002

Segment revenues:
   External                              $    649.8     $  1,055.7    $     58.4   $  1,273.1    $    262.9   $  3,197.5
   Internal                                  (863.6)*         50.7         619.4         66.7          40.7         69.2
                                         ----------     ----------    ----------   ----------    ----------   ----------
Total segment revenues                       (213.8)       1,106.4         677.8      1,339.8         303.6      3,266.7
                                         ----------     ----------    ----------   ----------    ----------   ----------

Less intercompany interest
   rate swap gain (loss)                     (139.9)            --            --           --            --           --
                                         ----------     ----------    ----------   ----------    ----------   ----------
Total revenues                           $   ( 73.9)    $  1,106.4    $    677.8   $  1,339.8    $    303.6   $  3,266.7
                                         ==========     ==========    ==========   ==========    ==========   ==========

Segment profit (loss)                    $   (602.0)    $    506.0    $    433.5   $    210.0    $     69.8   $   (396.5)
Less:
   Equity earnings (loss)                      (4.0)          82.8           2.1         12.5            --          (.4)
   Income (loss) from
      investments                                --          (15.0)           --           --            --          (.7)
   Intercompany interest
      rate swap gain (loss)                  (139.9)            --            --           --            --           --
                                         ----------     ----------    ----------   ----------    ----------   ----------
Segment operating
   income (loss)                         $   (458.1)    $    438.2    $    431.4   $    197.5    $     69.8   $   (395.4)
                                         ----------     ----------    ----------   ----------    ----------   ----------

General corporate expenses

Consolidated operating
   income (loss)

NINE MONTHS ENDED SEPTEMBER 30, 2001

Segment revenues:
   External                              $  1,851.8     $  1,023.9    $     93.7   $  1,416.3    $    265.5   $  3,976.7
   Internal                                  (422.8)*         24.6         316.5         90.5          45.2        100.9
                                         ----------     ----------    ----------   ----------    ----------   ----------
Total segment revenues                      1,429.0        1,048.5         410.2      1,506.8         310.7      4,077.6
                                         ----------     ----------    ----------   ----------    ----------   ----------

Less intercompany interest
   rate swap gain (loss)                         --             --            --           --            --           --
                                         ----------     ----------    ----------   ----------    ----------   ----------
Total revenues                           $  1,429.0     $  1,048.5    $    410.2   $  1,506.8    $    310.7   $  4,077.6
                                         ==========     ==========    ==========   ==========    ==========   ==========

Segment profit (loss)                    $  1,108.6     $    436.0    $    165.4   $    126.4    $     83.6   $    189.5
Less:
   Equity earnings (loss)                       1.4           30.1          15.8        (11.5)           --           .1
   Income (loss) from
      investments                             (23.3)          27.5            --           --            --           --
   Intercompany interest
      rate swap gain (loss)                      --             --            --           --            --           --
                                         ----------     ----------    ----------   ----------    ----------   ----------
Segment operating
   income (loss)                         $  1,130.5     $    378.4    $    149.6   $    137.9    $     83.6   $    189.4
                                         ----------     ----------    ----------   ----------    ----------   ----------
General corporate expenses

Consolidated operating
   income (loss)



                                           Inter-
                                          national        Other     Eliminations      Total
                                         ----------    ----------   ------------   ----------

NINE MONTHS ENDED SEPTEMBER 30, 2002

Segment revenues:
   External                              $      3.1    $     17.7    $       --    $  6,518.2
   Internal                                      --          29.4         (12.5)           --
                                         ----------    ----------    ----------    ----------
Total segment revenues                          3.1          47.1         (12.5)      6,518.2
                                         ----------    ----------    ----------    ----------

Less intercompany interest
   rate swap gain (loss)                         --            --         139.9            --
                                         ----------    ----------    ----------    ----------
Total revenues                           $      3.1    $     47.1    $   (152.4)   $  6,518.2
                                         ==========    ==========    ==========    ==========

Segment profit (loss)                    $     34.8    $     (1.2)   $       --    $    254.4
Less:
   Equity earnings (loss)                     (12.7)          (.6)           --          79.7
   Income (loss) from
      investments                              58.5            --            --          42.8
   Intercompany interest
      rate swap gain (loss)                      --            --            --        (139.9)
                                         ----------    ----------    ----------    ----------
Segment operating
   income (loss)                         $    (11.0)   $      (.6)   $       --    $    271.8
                                         ----------    ----------    ----------    ----------

General corporate expenses                                                             (116.4)
                                                                                   ----------
Consolidated operating
   income (loss)                                                                   $    155.4
                                                                                   ==========
NINE MONTHS ENDED SEPTEMBER 30, 2001

Segment revenues:
   External                              $      2.6    $     27.9    $       --    $  8,658.4
   Internal                                      --          29.5        (184.4)           --
                                         ----------    ----------    ----------    ----------
Total segment revenues                          2.6          57.4        (184.4)      8,658.4
                                         ----------    ----------    ----------    ----------

Less intercompany interest
   rate swap gain (loss)                         --            --            --            --
                                         ----------    ----------    ----------    ----------
Total revenues                           $      2.6    $     57.4    $   (184.4)   $  8,658.4
                                         ==========    ==========    ==========    ==========

Segment profit (loss)                    $    (22.9)   $      9.0    $       --    $  2,095.6
Less:
   Equity earnings (loss)                     (13.7)          (.4)           --          21.8
   Income (loss) from
      investments                                --            --            --           4.2
   Intercompany interest
      rate swap gain (loss)                      --            --            --            --
                                         ----------    ----------    ----------    ----------
Segment operating
   income (loss)                         $     (9.2)   $      9.4    $       --    $  2,069.6
                                         ----------    ----------    ----------    ----------
General corporate expenses                                                              (88.8)
                                                                                   ----------
Consolidated operating
   income (loss)                                                                   $  1,980.8
                                                                                   ==========

* Energy Marketing & Trading intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenue.

--------------------------------------------------------------------------------

                                                    Total Assets
                                       ---------------------------------------
(Millions)                             September 30, 2002    December 31, 2001
----------                             ------------------    -----------------

Energy Marketing & Trading                  $12,734.9           $15,045.3
Gas Pipeline                                  8,110.6             7,506.5
Exploration & Production                      5,844.9             5,045.6
Midstream Gas & Liquids                       5,154.8             4,750.7
Williams Energy Partners                      1,201.9             1,033.6
Petroleum Services                            1,909.1             2,147.9
International                                   668.5             1,124.8
Other                                         6,234.5             6,852.1
Eliminations                                 (6,771.1)           (7,473.8)
                                            ---------           ---------
                                             35,088.1            36,032.7
Discontinued operations                         779.6             2,873.5
                                            ---------           ---------
Total                                       $35,867.7           $38,906.2
                                            =========           =========

17. Recent accounting standards
--------------------------------------------------------------------------------

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

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Williams will adopt the new rules on asset retirement obligations on January 1, 2003. The impact of adoption is to be reported as a cumulative effect of change in accounting principle. Application of the new rules is expected to result in estimated retirement obligations related to exploration and production assets, offshore transmission platforms, and certain international assets. The estimated obligations will consider current factors such as expected future inflation rates, current costs of borrowing, estimated retirement dates and estimated expected costs of required retirement activities. Retirement obligations have not been estimated for assets for which the remaining life is not currently determinable, including pipeline transmission assets, processing and refining assets, and gas gathering systems.

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

   Also in second-quarter 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The effect of this standard on Williams is being evaluated.

     On October 25, 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." This Issue rescinds EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the impact of which is to preclude fair value accounting for all energy trading contracts not within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and trading inventories. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The consensus regarding the rescission of Issue 98-10 is applicable for fiscal periods beginning after December 15, 2002, and earlier application is permitted. Williams is evaluating whether it will adopt the consensus in 2002 or January 1, 2003. Adoption of the consensus will be reported as a cumulative effect of a change in accounting principle. Energy trading contracts not within the scope of SFAS No. 133 executed after October 25, 2002, but prior to the implementation of the consensus are not permitted to apply fair value accounting. The effect of initially applying the consensus, which could be significant, is being evaluated, as Williams must review its energy trading contracts to identify those contracts within the scope of SFAS No. 133.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RECENT EVENTS

   As a result of credit issues facing the Company and the assumption of payment obligations and performance on guarantees associated with WCG, Williams announced plans during first-quarter 2002 to strengthen its balance sheet and support retention of its investment grade ratings. The plan included reducing capital expenditures during the balance of 2002, future sales of assets to generate proceeds to be used to reduce outstanding debt and the lowering of expenses, in part through an enhanced-benefit early retirement program which concluded during the second quarter. In addition, the plan included the elimination of "ratings triggers" giving rise to options to put or accelerate debt or cause redemption of preferred interests. Exposure to ratings triggers was substantially reduced to $182 million in first-quarter 2002. In third-quarter 2002, the remaining $182 million was redeemed or extinguished.

   During the second quarter, Williams experienced liquidity issues, the effect of which limited Energy Marketing & Trading's ability to manage market risk and exercise hedging strategies as market liquidity deteriorated. During May 2002, major rating agencies lowered their credit ratings on Williams' unsecured long-term debt; however, the ratings remained investment grade for the balance of the quarter. In June, Williams announced a $500 million reduction in its working capital and liquidity commitments to its Energy Marketing & Trading business and reduced its work force accordingly. Later in June, Williams announced its intentions to offer for sale its two refineries and related assets, with the expectation of closing such sales by the end of 2002.

   Williams experienced a substantial net loss for the second quarter. The loss primarily resulted from a decline in Energy Marketing & Trading's results and reflected a significant decline in the forward mark-to-market value of its portfolio, the costs associated with terminated power projects, and the partial impairment of goodwill from deteriorating energy trading market conditions in the second quarter. Williams also recognized asset impairments and cost write-offs, in part a result of asset sale considerations and terminated projects reflecting a reduced capital expenditure program. In addition, the board of directors reduced the common stock dividend for the third quarter from the prior level of $.20 per share to $.01 per share. The major rating agencies downgraded Williams' unsecured long-term debt credit ratings to below investment grade, reflecting the uncertainty associated with the trading business, short-term cash requirements facing the Company and the increased level of debt the company had incurred to meet the WCG payment obligations and guarantees. Concurrent with these events, Williams was unable to complete a renewal of its unsecured short-term bank facility which expired on July 24, 2002. Subsequently, Williams and a subsidiary obtained two secured facilities totaling $1.3 billion, including a letter of credit facility for $400 million, and amended its existing revolving credit facility, which expires July 2005, to make it secured. These facilities include pledges of certain assets and contain financial ratios and other covenants that must be maintained (see Note 11). If such provisions of the agreements are not maintained, then amounts outstanding can become due and payable immediately.

   Following the credit rating downgrade in July, Williams sold certain exploration and production properties and substantially all of its natural gas liquids pipeline systems, receiving net cash proceeds of approximately $1.5 billion. Williams also sold certain liquified natural gas assets for approximately $217 million, its 27 percent ownership interest in a Lithuanian refinery, pipeline and terminal investment for $85 million and its $75 million note receivable from the Lithuanian investment for face value. These transactions closed in September. During the second quarter, a review for impairment was performed on certain assets that were being considered for possible sale, including an assessment of the more likely than not probabilities of sale for each asset. Impairments were recorded in the second quarter totaling approximately $71 million reflecting management's estimate of the fair value of these assets based on information available at the time. During third-quarter, Williams' board of directors approved for sale the Central natural gas pipeline unit and the soda ash mining operations, both of which are reported as discontinued operations. Williams currently has a definitive agreement for the sale of Central. Also, during the third quarter, the impairment reviews were updated to incorporate new information obtained through the maturation of the assets sales process. As a result, Williams recorded $568 million of pre-tax impairment charges (including those recorded in discontinued operations) in the third quarter (see Notes 3 and 7).

   In addition, Williams is pursuing the sale of other assets to enhance liquidity. The sales are anticipated to close during the remainder of 2002 and the first half of 2003. Williams has numerous assets that could be sold which have values in excess of the previously announced target of $1.5 billion to $3 billion to be generated from asset sales. The specific assets that will be sold and the timing of such sales are dependent on various factors, including negotiations with prospective buyers, regulatory approvals, industry conditions, lender consents to sales of collateral and the short-and long-term liquidity requirements of the Company. While management believes it has considered all relevant information in assessing for potential impairments, the ultimate sales price for assets that may be sold in the future may result in additional impairments or losses, and/or gains.

   The operating results of Energy Marketing & Trading are adversely affected by several factors, including Williams' overall liquidity and credit ratings which impact Energy Marketing & Trading's ability to enter into price risk management and hedging activities. The credit rating downgrades have also triggered certain Energy Marketing & Trading contractual provisions, including providing counterparties with adequate assurance, margin, credit enhancement, or credit replacement. Successful completion of the agreement announced on November 11, 2002 regarding the global settlement with the State of California and other parties will eliminate certain outstanding complaints and litigation and resolve the State of California's claims for refunds to the FERC filed in connection with its power activities in California (see Note 12). This agreement provides for a new long-term power sales contract with the state in addition to other settlement provisions. For further discussions regarding Energy Marketing & Trading's business and its fair value of energy contracts, see the "Fair Value of Energy Risk Management and Trading activities." The energy trading sector has experienced deteriorating conditions because of credit and regulatory concerns, and these have significantly reduced Energy Marketing & Trading's ability to attract new business. During third-quarter, several companies in the energy trading sector have announced that they are either reducing commitments to or exiting altogether, the energy trading business. These market conditions plus the unwillingness of counterparties to enter into new business with Energy Marketing & Trading will affect results in the future and could result in additional operating losses. On August 1, 2002, Williams announced its intention to further reduce its commitment and exposure to its energy marketing and risk management business. This reduction could be realized by entering into a joint venture arrangement with a third party or a sale of a portion or all of the marketing and trading portfolio. It is possible that Williams, in order to generate levels of liquidity it needs in the future, would be willing to accept amounts for a portion or its entire portfolio that are less than its carrying value at September 30, 2002. Additionally, on October 25, 2002, the Emerging Issues Task Force concluded in Issue No. 02-3 to rescind Issue No. 98-10, under which non-derivative energy trading contracts are currently marked-to-market. In addition, trading inventories will also no longer be marked-to-market but will be reported on a lower of cost or market basis. Upon adoption of this new standard, Energy Marketing & Trading will record an adjustment for the cumulative effect of this change in accounting principle. The impact of this change in accounting principle could be significant. Energy Marketing & Trading is currently evaluating the potential impact of the change but is unable at this time to provide an estimate.

   At September 30, 2002, Williams has maturing notes payable and long-term debt totaling $685 million for the remainder of the current year and $2 billion during 2003. The Company's available liquidity to meet these requirements and fund a reduced level of capital expenditures will be dependent on several items, including the cash flows of retained businesses, the amount of proceeds raised from the sale of assets and the price of natural gas. Future cash flows from operations may also be affected by the timing and nature of the sale of assets. Because of recent asset sales, anticipated asset sales in the future and available secured credit facilities, Williams currently believes that it has the financial resources and liquidity to meet future cash requirements for the balance of the year.

   The new secured credit facilities require Williams to meet certain covenants and limitations as well as maintain certain financial ratios (see Note 11). Included in these covenants are provisions that limit the ability to incur future indebtedness, pledge assets and pay dividends on common stock. In addition, debt and related commitments must be reduced from the proceeds of asset sales and minimum levels of current and future liquidity have been established.

GENERAL

   In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the consolidated financial statements and notes in Item 1 reflect the results of operations, financial position and cash flows of the following components as discontinued operations (see Note 7):

      o  Central natural gas pipeline, previously one of Gas Pipeline's segments
      o The Colorado soda ash mining operations, previously part of the International segment
      o Two natural gas liquids pipeline systems, Mid-American Pipeline and Seminole Pipeline, previously part of the Midstream Gas & Liquids segment
      o Kern River Gas Transmission (Kern River), previously one of Gas Pipeline's segments

   Unless indicated otherwise, the following discussion and analysis of results of operations, financial condition and liquidity relates to the continuing operations of Williams and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this document and
Exhibit 99(b) of Williams' Current Report on Form 8-K dated May 28, 2002, which includes financial statements that reflect Kern River as discontinued operations.

RESULTS OF OPERATIONS

   Consolidated Overview

   The following table and discussion is a summary of Williams' consolidated results of operations. The results of operations by segment are discussed in further detail beginning on page 37.

                                                THREE                     NINE
                                            MONTHS ENDED              MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                     ------------------------    ------------------------
                                        2002          2001          2002          2001
                                     ----------    ----------    ----------    ----------
                                            (MILLIONS)                  (MILLIONS)

Revenues                             $  2,103.9    $  2,727.3    $  6,518.2    $  8,658.4
                                     ==========    ==========    ==========    ==========

Operating income (loss)              $   (269.7)   $    634.0         155.4       1,980.8
Interest accrued-net                     (358.5)       (167.4)       (828.8)       (474.5)
Interest rate swap loss                   (52.2)           --        (125.2)           --
Investing income (loss):
  Estimated loss on realization
    of amounts due from WCG               (22.9)           --        (269.9)           --
  Other                                    85.3         (69.6)        161.5          39.9
Preferred returns and
  minority interest in income
  of consolidated subsidiaries            (23.7)        (22.2)        (60.6)        (70.4)
Other income - net                          1.2           1.9          20.6          12.2
                                     ----------    ----------    ----------    ----------
Income (loss) from continuing
  operations before income taxes         (640.5)        376.7        (947.0)      1,488.0
Provision (benefit) for income
  taxes                                  (231.8)        182.8        (313.0)        615.2
                                     ----------    ----------    ----------    ----------
Income (loss) from continuing
  operations                             (408.7)        193.9        (634.0)        872.8
Income (loss) from discontinued
  operations                              114.6          27.4          98.5        (112.8)
                                     ----------    ----------    ----------    ----------
Net income (loss)                        (294.1)        221.3        (535.5)        760.0
Preferred stock dividends                  (6.8)           --         (83.3)           --
                                     ----------    ----------    ----------    ----------

Income (loss) applicable to
 common stock                        $   (300.9)   $    221.3    $   (618.8)   $    760.0
                                     ==========    ==========    ==========    ==========

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

   Williams' revenues decreased $623.4 million, or 23 percent, due primarily to lower revenues associated with energy risk management and trading activities at Energy Marketing & Trading and lower refined product sales volumes within Petroleum Services. Partially offsetting these decreases were increased natural gas production revenues as a result of higher net production volumes and net realized average prices within Exploration & Production, increased revenues associated with higher natural gas liquids sales prices from domestic processing activities as well as an increase in natural gas liquids sales from Canadian fractionation activities within Midstream Gas & Liquids and an increase to revenues as a result of reductions in rate refund liabilities associated with rate case settlements within Gas Pipeline.

   Cost and operating expenses decreased $22.1 million due primarily to lower refining and marketing costs at Petroleum Services and lower gas exchange imbalance settlements (offset in revenues) at Gas Pipeline. Partially offsetting these decreases were higher natural gas liquids purchases related to Canadian fractionation activities, higher depreciation expense at Midstream Gas & Liquids and increased depletion, depreciation and amortization and lease operating expenses at Exploration & Production due primarily to the acquisition of the former Barrett operations.

   Selling, general and administrative expenses decreased $19.7 million, or 8 percent, due primarily to lower variable compensation levels associated with reduced segment profit and reduced staffing levels at Energy Marketing & Trading slightly offset by $6 million of expenses related to the Company contributions to an employee stock ownership plan resulting from retirement of related external debt, as well as approximately $5 million of employee-related severance costs.

   Other (income) expense - net in 2002 includes $432.6 million of impairment charges within Petroleum Services comprised of a $176.2 million impairment of the Midsouth refinery and related assets, $112.1 million impairment of the travel centers and a $144.3 million impairment of the bio-energy business (see
Note 3). Partially offsetting these impairment charges were $143.9 million of gains on sales of natural gas production properties in Wyoming and the Anadarko Basin within Exploration & Production.

   General corporate expenses increased $11.7 million, or 36 percent, due primarily to approximately $19 million of costs related to consulting services and legal fees associated with the liquidity and business issues addressed during third-quarter 2002.

   Operating income (loss) decreased $903.7 million to an operating loss of $269.7 million, due primarily to lower net revenues associated with energy risk management and trading activities at Energy Marketing & Trading, and the $432.6 million of impairment charges as previously mentioned. Partially offsetting these decreases were the gains on sales of natural gas properties and increased production at Exploration & Production discussed above and the effect of the rate refund liability reductions related to rate case settlements at Gas Pipeline.

   Interest accrued - net increased $191.1 million, or 114 percent, due primarily to $53 million related to interest on the RMT note payable entered into during third-quarter 2002 (see Note 11), the $66 million effect of higher borrowing levels and the $45 million effect of higher average interest rates as well as $27 million of higher debt amortization expense.

   In 2002, Williams entered into interest rate swaps with external counterparties resulting in losses of $52.2 million in third-quarter 2002 (see
Note 16).

   Investing income (loss) increased $132 million due primarily to the $58.5 million gain on the sale of Williams' investment in a Lithuanian oil refinery pipeline and terminal complex, which was included in the International operating segment, an $8.7 million gain on the sale of Williams' general partner equity interest in Northern Border Partners, L.P., $8.8 million in higher earnings on equity investments, the absence in third-quarter 2002 of a $70.9 million write-down of Williams' investment in WCG common stock and a $23.3 million loss related to the 2001 loss from other investments included in the Energy Marketing & Trading operating segment, which were determined to be other than temporary. Partially offsetting is an $11.6 million net write-down of Williams' equity interest in a Canadian and U.S. gas pipeline and $22.9 million estimated loss on realization of amounts due from WCG (see Note 4).

   The provision (benefit) for income taxes was favorable by $414.6 million due primarily to a pre-tax loss in 2002 as compared to pre-tax income in 2001. The effective income tax rate for the three months ended September 30, 2002, is greater than the federal statutory rate due primarily to the effect of state income taxes offset by the effect of taxes on foreign operations. The effective income tax rate for the three months ended September 30, 2001, is greater than the federal statutory rate due primarily to valuation allowances associated with the tax benefits for investment write-downs for which ultimate realization is uncertain and the effect of state income taxes.

   Income (loss) from discontinued operations increased $87.2 million ($167.3 million pre-tax) due primarily to the $304.6 million before tax gain on the sale of Mid-America and Seminole Pipelines, partially offset by the $86.9 million impairment at Central natural gas pipeline system and an additional impairment of $48.2 million of the soda ash operations (see Note 7).

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

   Williams' revenue decreased $2,140.2 million, or 25 percent, due primarily to lower revenues associated with energy risk management and trading activities at Energy Marketing & Trading, lower refined product sales prices and decreased volumes sold at the refineries, lower travel center and Alaska convenience store sales and the absence of $183 million of revenue related to the 198 convenience stores sold in May 2001 within Petroleum Services and lower natural gas liquids sales prices within Midstream Gas & Liquids. Partially offsetting these decreases was an increase in net production volumes within Exploration & Production and an increase in revenues due to the rate refund liability reductions associated with the rate case settlements within Gas Pipeline.

   Costs and operating expenses decreased $860.2 million, or 14 percent, due primarily to lower refining and marketing costs, lower travel center/convenience store costs reflecting the absence of the 198 convenience stores sold in May 2001 and lower diesel sales volumes and average gasoline and diesel purchase prices at Petroleum Services and lower shrink, fuel and replacement gas purchases related to processing activities at Midstream Gas & Liquids. Slightly offsetting these decreases are increased depletion, depreciation and amortization and lease operating expenses at Exploration & Production due primarily to the addition of the former Barrett operations.

   Selling, general and administrative expenses for 2002 include approximately $6 million of expenses related to the company contributions to an employee stock ownership plan resulting from retirement of related external debt, as well as approximately $8 million of employee-related severance costs.

   Other (income) expense - net in 2002 includes $459.6 million of impairment charges within Petroleum Services comprised of a $176.2 million impairment of the Midsouth refinery and related assets, $139.1 million impairment of the travel centers and a $144.3 million impairment of the bio-energy business (see
Note 3). Also included in other (income) expense - net in 2002 are $152.7 million of impairment charges and loss accruals within Energy Marketing & Trading comprised of $95.2 million associated with a terminated power plant project and accruals for commitments for certain power assets and a $57.5 million goodwill impairment. Partially offsetting these impairment charges and accruals were $143.9 million of gains on sales of natural gas production properties at Exploration & Production in 2002 and the absence of 2001 impairment charges of $15.1 million and $11.2 million within Midstream Gas & Liquids and Petroleum Services, respectively (see Note 3).

   General corporate expenses increased $27.6 million, or 31 percent, due primarily to $19 million of costs related to consulting services and legal fees associated with the liquidity and business issues addressed during third-quarter 2002, and $6 million of expense related to the enhanced-benefit early retirement options offered to certain employee groups as well as $4 million of expense related to employee severance costs.

   Operating income (loss) decreased $1,825.4 million, or 92 percent, due primarily to lower net revenues associated with energy risk management and trading activities at Energy Marketing & Trading, decreased profit from refining and marketing operations within Petroleum Services and the impairment charges and loss accruals noted above. Partially offsetting these decreases are the gains from the sale of natural gas production properties and increased net production volumes at Exploration & Production, the effect of the reductions in rate refund liabilities associated with rate case settlements at Gas Pipeline and higher natural gas liquids margins at Midstream Gas & Liquids.

   Interest accrued - net increased $354.3 million, or 75 percent, due primarily to $53 million related to interest on the RMT note payable, the $137 million effect of higher average interest rates, the $103 million effect of higher borrowing levels and $45 million higher debt amortization expense. Also contributing to these increases is a $10 million decrease in interest capitalized related to a gas compression facility which began operations in August 2001.

   In 2002, Williams entered into interest rate swaps with external counter parties resulting in losses of $125.2 million (see Note 16).

   Investing income (loss) decreased $148.3 million due primarily to the $269.9 million estimated loss on realization of amounts due from WCG (see Note 4), the impact of a $27.5 million gain in 2001 on the sale of Williams' limited partner equity interest in Northern Border Partners, L.P., a $12.3 million write-down of an investment in a pipeline project which was canceled and an $11.6 million net impairment of Williams' equity interest in a Canadian and U.S. gas pipeline. Partially offsetting these decreases was a $58.5 million gain on the sale of Williams' equity interest in a Lithuanian oil refinery, pipeline and terminal complex, which was included in the International segment, $57.9 million in higher earnings on equity investments and the absence in 2002 of a $70.9 million write-down of Williams' investment in WCG common stock and a 2001 $23.3 million loss from other investments, which were determined to be other than temporary, and an $8.7 million gain in 2002 on the sale of Williams' general partner interest in Northern Border Partners, L.P. In addition, interest income related to margin deposits decreased $22 million, dividend income decreased $5 million due to the second-quarter 2001 sale of Ferrellgas Partners L.P. senior common units and interest income from foreign investments decreased, while losses on foreign investments increased for a combined negative impact of $12 million.

   Other income - net increased $8.4 million due primarily to an $11 million gain in second-quarter 2002 at Gas Pipeline associated with the disposition of securities received through a mutual insurance company reorganization, a $10 million decrease in losses from the sales of receivables to special purpose entities and the absence in 2002 of a 2001 $10 million payment to settle a claim for coal royalty payments relating to a discontinued activity. Partially offsetting these increases was an $8 million loss related to early retirement of remarketable notes in first-quarter 2002.

   The provision (benefit) for income taxes was favorable by $928.2 million due primarily to a pre-tax loss as compared to pre-tax income in 2002. The effective income tax rate for the nine months ended September 30, 2002, is less than the federal statutory rate due primarily to the effect of taxes on foreign operations and the impairment of goodwill, which is not deductible for tax purposes and reduces the tax benefit of the pre-tax loss, offset by the effect of state income taxes. The effective income tax rate for the nine months ended September 30, 2001, is greater than the federal statutory rate due primarily to valuation allowances associated with the tax benefits for investment write-downs for which ultimate realization is uncertain and the effect of state income taxes.

   Income (loss) from discontinued operations increased $211.3 million ($354 million pre-tax) due primarily to the $304.6 million before tax gain on the sale of Mid-America and Seminole Pipelines and the 2001 after-tax loss from the WCG operations, partially offset by the $86.9 million impairment at Central natural gas pipeline system and an additional impairment of $48.2 million related to the soda ash operations (see Note 7).

   Income (loss) applicable to common stock in 2002 reflects the impact of the $69.4 million associated with accounting for a preferred security that contains a conversion option that was beneficial to the purchaser at the time the security was issued. The average number of shares in 2002 for the diluted calculation (which is the same as the basic calculation due to Williams reporting a loss from continuing operations - see Note 8) increased approximately 23 million from September 30, 2001. The increase is due primarily to the 29.6 million shares issued in the Barrett acquisition in August 2001.
The increased shares had a dilutive effect on earnings per share in 2002 of approximately $.06 per share.


RESULTS OF OPERATIONS-SEGMENTS

   Williams is currently organized into the following segments: Energy Marketing & Trading, Gas Pipeline, Exploration & Production, Midstream Gas & Liquids, Williams Energy Partners, Petroleum Services, and International. Williams currently evaluates performance based upon segment profit (loss) from operations (see Note 16). Segment profit of the operating companies may vary by quarter. Energy Marketing & Trading's results can vary quarter to quarter based on the timing of origination activities and market movements of commodity prices, interest rates and counterparty creditworthiness impacting the determination of fair value of contracts.

   In addition to the impact to the segments as a result of discontinued operations previously discussed, the following changes occurred in 2002:

      o Effective July 1, 2002, management of certain operations previously conducted by Energy Marketing & Trading, International and Petroleum Services was transferred to Midstream Gas & Liquids. These operations included natural gas liquids trading, activities in Venezuela and a petrochemical plant, respectively.

      o On April 11, 2002, Williams Energy Partners L.P., a partially owned and consolidated entity of Williams, acquired Williams Pipe Line, an operation previously included within the Petroleum Services segment. Accordingly, Williams Pipe Line's results of operations have been transferred from the Petroleum Services segment to the Williams Energy Partners segment.

      o Management of an investment in an Argentine oil and gas exploration company was transferred from the International segment to the Exploration & Production segment to align exploration and production activities.

   Prior period amounts have been restated to reflect these changes. The following discussions relate to the results of operations of Williams' segments.

ENERGY MARKETING & TRADING

                                      THREE                    NINE
                                  MONTHS ENDED             MONTHS ENDED
                                  SEPTEMBER 30,            SEPTEMBER 30,
                           ------------------------   ------------------------
                              2002          2001         2002          2001
                           ----------    ----------   ----------    ----------
                                  (MILLIONS)                 (MILLIONS)

Segment revenues           $   (290.2)   $    493.1   $   (213.8)   $  1,429.0
                           ==========    ==========   ==========    ==========
Segment profit (loss)      $   (387.6)   $    356.9   $   (602.0)   $  1,108.6
                           ==========    ==========   ==========    ==========

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

   ENERGY MARKETING & TRADING'S revenues decreased $783.3 million, or 159 percent, due primarily to a $782.1 million decrease in risk management and trading revenues. During third-quarter 2002, Energy Marketing & Trading's results were adversely affected by the impact of market movements against its portfolio and an absence of new origination activities. Energy Marketing & Trading's ability to manage or hedge its portfolio against adverse market movements was limited by a lack of market liquidity as well as market concerns regarding Williams' credit and liquidity situation.

   The $782.1 million decrease from third-quarter 2001 in risk management and trading revenues is due primarily to a decrease of $787.5 million in the natural gas and power revenues and a $59.5 million decrease in the petroleum products revenues, partially offset by a $63.6 million increase in revenues from the emerging products portfolio. The $782.1 million decrease includes a $22.7 million decrease in revenues from new transactions originated as compared to third-quarter 2001, resulting from Energy Marketing & Trading's inability to enter into new origination transactions in the third quarter of 2002 as a result of reduced market liquidity and Williams' limited credit capacity. Of the $787.5 million decline in natural gas and power revenues, $327.3 million is attributable to a decline in natural gas revenues, caused primarily by increasing prices on short natural gas positions. The remaining $460.2 million decline relates to lower revenues from the power portfolio caused primarily by significantly narrower spark spreads compared with third-quarter 2001 as well as the net impact of portfolio valuation adjustments associated with portfolio sales activities. The $59.5 million decrease in petroleum products revenues is primarily due to lower volatility in the crude option and refined products transportation portfolios. The $63.6 million increase in emerging products revenues is primarily related to intercompany and external interest rate hedging activities. Additionally, the natural gas, power and the petroleum products portfolios were impacted by the general market deterioration and credit degradation in the energy trading sector which had the effect of reducing contract valuations as market liquidity declined and corporate bond spreads deteriorated.

   As a result of Williams' current liquidity constraints and previously announced strategies, Energy Marketing & Trading continued efforts in the third quarter to sell all or portions of its portfolio. Energy Marketing & Trading continues to evaluate its potential alternatives which includes potential sale of all or part of the portfolio, joint venture or other business combination opportunities. As a result of information obtained through the negotiation activities with potential buyers, the estimated fair value of certain portions of the portfolio was reduced by $74.8 million reflecting management's estimate of fair value at September 30, 2002. For those portions of the portfolio for which no viable market information was received through negotiation efforts, fair value has been estimated using other market-based information and valuation techniques consistent with existing methodologies. Given the condition of the energy trading sector and liquidity constraints of Williams, however, amounts ultimately realized in any future portfolio sales, joint ventures or business combination opportunities may be significantly less than fair value estimates presented in the financial statements.

   Selling, general, and administrative expenses decreased by $32 million, or 33 percent. This cost reduction is primarily due to lower variable compensation levels associated with reduced segment profit and reduced staffing levels in the energy marketing and trading operations.

   Segment profit decreased $744.5 million or 209 percent, due primarily to the $782.1 million reduction of risk management and trading revenues and a $11.5 million third-quarter 2002 loss accrual (see Note 3), partially offset by reduced selling, general and administrative expenses and the absence of a $23.3 million 2001 loss on write-downs of investments (see Note 5).

   Energy Marketing & Trading's future results will be affected by the reduction in liquidity available from its parent, the willingness of counterparties to enter into transactions with Energy Marketing & Trading, the liquidity of markets in which Energy Marketing & Trading transacts, and the creditworthiness of other counterparties in the industry. Since Williams is not currently rated investment grade by credit rating agencies Williams is required, in certain instances, to provide additional adequate assurances in the form of cash or credit support to enter into price risk management transactions. With the decision to continue to reduce Williams' financial commitment and exposure to the trading business, it is likely that Energy Marketing & Trading will have greater exposure to market movements, which could result in additional operating losses. In addition, other companies in the energy trading and marketing sector are experiencing financial difficulties which will affect Energy Marketing & Trading's credit assessment related to the future value of its forward positions. The effect of these items on Energy Marketing & Trading's results could limit the ability of this segment to achieve profitable operations.

      A third party, from which Williams has the right to receive fuel conversion services, disclosed in their third quarter 10-Q filed on November 12, 2002 that they were evaluating the future effect of certain subsidiaries currently in default under outstanding project indebtedness. It is not possible at this time to determine whether this situation or future actions by the third
party will negatively affect our results or financial position.   Williams will
evaluate the implications, if any, of this situation and the future events that occur during the fourth quarter.

      On October 25, 2002, the Emerging Issues Task Force concluded in Issue No. 02-3 to rescind Issue No. 98-10, under which non-derivative energy trading contracts are currently marked-to-market. In addition, trading inventories will also no longer be marked-to-market but will be reported on a lower of cost or market basis. Upon adoption of this new standard, Energy Marketing & Trading will record an adjustment for the cumulative effect of this change in accounting principle. The impact of this change in accounting principle could be significant. Energy Marketing & Trading is currently evaluating the potential impact of the change but is unable at this time to provide an estimate.

Issues in the Western Marketplace

   At September 30, 2002, Energy Marketing & Trading had net accounts receivable recorded of approximately $242 million for power sales to the California Independent System Operator and the California Power Exchange Corporation
(CPEC). While the amount recorded reflects management's best estimate of collectibility, future events or circumstances could change those estimates.

   As discussed in Rate and Regulatory Matters and Related Litigation in Note 12 of the Notes to Consolidated Financial Statements, the FERC and the DOJ have issued orders or initiated actions which involve the activities of Energy Marketing & Trading in California and the western states. In addition to these federal agency actions, a number of federal and state initiatives addressing the issues of the California electric power industry are also ongoing and may result in restructuring of various markets in California and elsewhere. Discussions in California and other states have ranged from threats of re-regulation to suspension of plans to move forward with deregulation. Allegations have also been made that the wholesale price increases experienced in 2000 and 2001 resulted from the exercise of market power and collusion of the power generators and sellers, such as Williams. These allegations have resulted in multiple state and federal investigations as well as the filing of class-action lawsuits in which Williams is a named defendant. Williams' long-term power contract with the State of California has also been challenged both at the FERC and in civil suits. Most of these initiatives, investigations and proceedings are in their preliminary stages and their likely outcome cannot be estimated. However, Williams executed a settlement agreement on November 11, 2002, that is intended to resolve many of these disputes with the State of California on a global basis that includes a renegotiated long-term energy contract. The settlement is also intended to resolve complaints brought by the California Attorney General against Williams and the State of California's refund claims. In addition, the settlement is intended to resolve ongoing investigations by the States of California, Oregon, and Washington. The settlement is subject to various court and agency approvals and due diligence by the California Attorney General (see other legal matters in Note 12). There can be no assurance that these initiatives, investigations and proceedings will not have a material adverse effect on Williams' results of operations or financial condition.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

   ENERGY MARKETING & TRADING'S revenues decreased $1,642.8 million, or 115 percent, due primarily to a $1,642.6 million decrease in risk management and trading revenues. As noted previously, Energy Marketing & Trading's results were in general adversely affected by its limited ability to manage or hedge its portfolio against adverse market movements due to a lack of market liquidity, the market's concerns regarding Williams' credit and liquidity situation, and internal efforts to preserve liquidity.

   The $1,642.6 million decrease in risk management and trading revenues is due primarily to a decrease of $1,747.8 million in natural gas and power revenues, partially offset by a $12.1 million increase in petroleum product revenues and $85.3 million increase in emerging products revenues. The $1,646.5 million decrease in revenues includes a $127.3 million decrease due to the absence of any significant new transactions originating during the second and third quarters of 2002. Declines in natural gas revenues are primarily due to rising gas prices on short natural gas positions. Decreases in power revenues are due primarily to lower market volatility and narrower spark spreads than were present during 2001 and valuation adjustments resulting from 2002 third quarter efforts to sell portions of Energy Marketing & Trading's portfolio. The $12.1 million increase in petroleum products revenues is due to $118.8 million resulting from the origination of transactions during the first quarter of 2002 offset by a decrease in revenues resulting from lower volatility in the crude option and refined products transportation portfolios. The $85.3 million increase in revenues from the emerging products portfolio relates primarily to intercompany and external interest rate hedging activities. Additionally, the natural gas and power and the petroleum products portfolio were also impacted by the general market deterioration and credit degradation in the energy trading sector which had the effect of reducing contract valuations as market liquidity declined and corporate bond spreads deteriorated.

   Selling, general, and administrative costs decreased by $74 million, or 29 percent. This cost reduction is primarily due to lower variable compensation levels associated with reduced segment profit and reduced staffing levels in the energy marketing and trading operations.

   Other (income) expense - net in 2002 includes $95.2 million of net loss accruals and write-offs primarily associated with commitments for certain terminated power projects (see Note 3). Of this amount, $61.5 million was associated with a reduction to fair value of certain power equipment which management made the decision to sell rather than utilize in power development projects. The balance for the second quarter primarily represents an accrual for costs associated with leased power generation equipment. Also included in other (income) expense in 2002 is a $57.5 million partial goodwill impairment recorded during second- quarter resulting from deteriorating market conditions. The remaining goodwill was evaluated for impairment in third-quarter 2002 and no additional impairment was required based on management's estimate of the fair value of Energy Marketing & Trading at September 30, 2002.

   Segment profit decreased $1,710.6 million, or 154 percent, due primarily to the $1,646.5 million reduction in risk management and trading revenues and the non-recurring items discussed in other income (expense) above, partially offset by the decrease in selling, general, and administrative expense.

GAS PIPELINE

                               THREE                        NINE
                           MONTHS ENDED                 MONTHS ENDED
                           SEPTEMBER 30,                SEPTEMBER 30,
                   ---------------------------   ---------------------------
                       2002           2001           2002           2001
                   ------------   ------------   ------------   ------------
                            (MILLIONS)                   (MILLIONS)

Segment revenues   $      381.4   $      335.1   $    1,106.4   $    1,048.5
                   ============   ============   ============   ============
Segment profit     $      172.6   $      101.8   $      506.0   $      436.0
                   ============   ============   ============   ============

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

   GAS PIPELINE'S revenues increased $46.3 million, or 14 percent, due primarily to the effect of $36.5 million in reductions in the rate refund liabilities and other adjustments associated with rate case settlements on the Transcontinental Gas Pipe Line (Transco) and Texas Gas systems, $16 million higher demand revenues on the Transco system resulting from new expansion projects and new rate case settlement rates effective September 1, 2001, and $6 million higher transportation revenues on the Texas Gas system resulting from the new rate case settlement rates. Partially offsetting these increases was $19 million in lower gas exchange imbalance settlements (offset in costs and operating expenses).

   Costs and operating expenses decreased $27.9 million, or 15 percent, due primarily to $19 million lower gas exchange imbalance settlements (offset in revenues), $7.6 million lower depreciation expense due to adjustments related to lower depreciation rates approved in the rate case settlements and $3 million lower operations and maintenance expense primarily due to lower professional and other contractual services.

   General and administrative costs reflect $13 million lower charitable contributions due to significantly reduced levels of company commitments to the 2002 United Way campaign from record levels in 2001. This decline was partially offset by $10 million higher expense primarily associated with employee-related benefits in third-quarter 2002 including approximately $4 million related to expense recognized as a result of accelerated company contributions to an employee stock ownership plan resulting from the early retirement of related third party debt.

   Other income (expense) - net in 2002 includes a $3.7 million loss from the sale of the Cove Point facility. The sale closed in September 2002 for proceeds of $217 million.

   Segment profit, which includes equity earnings and income (loss) from investments, increased $70.8 million, or 70 percent, due primarily to the $44.1 million effect of rate refund liability reductions and other adjustments related to the final settlement of Transco and Texas Gas rate cases during third-quarter 2002, the higher revenues and lower overall expenses discussed above, and an $8.7 million gain on the sale of the general partnership interest in Northern Border Partners, L.P. which was sold for $12 million. Partially offsetting these increases to segment profit were the $3.7 million loss on the sale of the Cove Point facility and an $11.6 million net impairment charge on Gas Pipeline's 14.6 percent ownership interest in Alliance Pipeline which was sold in October 2002 for approximately $173 million.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

   GAS PIPELINE'S revenues increased $57.9 million, or 6 percent, due primarily to the $36.5 million effect of reductions in the rate refund liabilities and other adjustments associated with rate case settlements on the Transco and Texas Gas systems ($17.4 million is applicable to the first six months of 2002), $35 million higher demand revenues on the Transco system resulting from new expansion projects and new settlement rates effective September 1, 2001, and $9 million from environmental mitigation credit sales and services. Partially offsetting these increases were $19 million lower gas exchange imbalance settlements (offset in costs and operating expenses), $9 million lower revenues associated with the recovery of tracked costs which are passed through to customers (offset in costs and operating expenses and general and administrative expenses) and $7 million lower storage revenues primarily due to lower rates on Cove Point's short-term storage contracts.

   Costs and operating expenses decreased $12.8 million, or 3 percent, due primarily to $19 million lower gas exchange imbalance settlements (offset in revenues), $7 million lower other tracked costs which are passed through to customers (offset in revenues) and $5 million lower operations and maintenance expense due primarily to lower professional and other contractual services and telecommunications expenses. These decreases were partially offset by the $15 million effect in 2001 of a regulatory reserve reversal resulting from the FERC's approval for recovery of fuel costs incurred in prior periods by Transco, as well as $5 million higher depreciation expense. The $5 million higher depreciation expense reflects a $12 million increase due to increased property, plant and equipment placed into service (including depletion of property held for the environmental mitigation credit sales), partially offset by a $7.6 million adjustment related to the 2002 rate case settlements resulting in lower depreciation rates applied retrospectively ($3.1 million is applicable to the first six months of 2002).

   General and administrative costs increased $13.1 million, or 8 percent, due primarily to $11 million in costs associated with an early retirement option offered during the first half of 2002 and $15 million higher expenses primarily related to employee-related benefits expense, including approximately $4 million related to expense recognized as a result of accelerated company contributions to an employee stock ownership plan resulting from the early retirement of related third party debt. These increases were partially offset by $13 million lower charitable contributions in 2002 and $3 million lower tracked costs (offset in revenues).

   Other income (expense) - net in 2002 includes a $3.7 million loss on the sale of the Cove Point facility.

   Segment profit, which includes equity earnings and income (loss) from investments (both included in investing income), increased $70 million, or 16 percent, due primarily to $52.7 million higher equity earnings, the $44.1 million effect of rate refund liability reductions and other adjustments related to the final settlement of rate cases during third-quarter 2002, the higher demand revenues discussed above, lower costs and operating expenses also discussed above, and an $8.7 million gain in 2002 on the sale of the general partnership interest in Northern Border Partners, L.P. These increases were partially offset by an $11.6 million impairment charge in 2002 on Gas Pipeline's
14.6 percent ownership interest in Alliance Pipeline, a $12.3 million write-down in 2002 of Gas Pipeline's investment in a pipeline project that has been cancelled and the impact of a $27.5 million gain in 2001 from the sale of the limited partnership interest in Northern Border Partners, L.P, the $13.1 million increase in general and administrative costs discussed above and the $3.7 million loss on the sale of the Cove Point facility. The increase in equity earnings includes a $27.4 million benefit in 2002 related to the contractual construction completion fee received by an equity affiliate. This equity affiliate served as the general contractor on the Gulfstream pipeline project for Gulfstream Natural Gas System (Gulfstream), an interstate natural gas pipeline subject to FERC regulation and also an equity affiliate. The fee, paid by Gulfstream and associated with the completion during the second quarter of 2002 of the construction of Gulfstream's pipeline, was capitalized by Gulfstream as property, plant and equipment and is included in Gulfstream's rate base to be recovered in future revenues. Additionally, the equity earnings increase reflects a $25 million increase from Gulfstream primarily related to interest capitalized on the Gulfstream pipeline project in accordance with FERC regulations.

EXPLORATION & PRODUCTION

                               THREE                     NINE
                           MONTHS ENDED              MONTHS ENDED
                           SEPTEMBER 30,             SEPTEMBER 30,
                     -----------------------   -----------------------
                        2002         2001         2002         2001
                     ----------   ----------   ----------   ----------
                           (MILLIONS)                (MILLIONS)
Segment revenues     $    219.3   $    160.6   $    677.8   $    410.2
                     ==========   ==========   ==========   ==========
Segment profit       $    231.8   $     65.0   $    433.5   $    165.4
                     ==========   ==========   ==========   ==========

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

   EXPLORATION & PRODUCTION'S revenues increased $58.7 million, or 37 percent, due primarily to $67 million higher production revenues and $7 million in unrealized gains from the mark-to-market financial instruments related to basis differentials on natural gas production, partially offset by $16 million lower gas management, international and other miscellaneous revenues. The $67 million increase in production revenues includes $37 million associated with an increase in net production volumes as well as $30 million from increased net realized average prices for production (including the effect of hedge positions). The increase in net production volumes mainly results from the acquisition at the beginning of August 2001 of Barrett Resources Corporation (Barrett). Approximately 78 percent of domestic production in the third quarter of 2002 was hedged. Exploration & Production has contracts that hedge approximately 87 percent of estimated production for the remainder of the year. These hedges are entered into with Energy Marketing & Trading which in turn, enters into offsetting derivative contracts with unrelated third parties. Energy Marketing & Trading bears the counterparty performance risks associated with unrelated third parties. During 2001, a portion of the external derivative contracts was with Enron, which filed for bankruptcy in December 2001. As a result, the contracts were effectively liquidated due to contractual terms concerning bankruptcy and Energy Marketing & Trading recorded estimated charges for the credit exposure. During the third quarter of 2002, Energy Marketing & Trading had additional contracts not related to Enron that were terminated. Under accounting guidance, the other comprehensive income related to a terminated contract remains in accumulated other comprehensive income and is recognized as the underlying volumes are produced. During the third quarter of 2002, approximately $10 million related to the terminated contracts was recognized as revenues while $52 million remains in accumulated other comprehensive income at September 30, 2002.

   Costs and operating expenses, including selling, general and administrative expenses, increased $26 million, due primarily to increased depletion, depreciation and amortization and lease operating expenses as a result of the addition of the former Barrett operations.

   Included in other (income) expense-net are $143.9 million in net gains from the sales of natural gas production properties. As previously reported, Exploration & Production completed during the third quarter of 2002, the sales of natural gas production properties in the Jonah field (Wyoming) and in the Anadarko Basin. The sales resulted in gains of approximately $122.3 million and $21.6 million, respectively, and generated approximately $326 million in net cash proceeds. The Jonah field properties represented approximately 11 percent of total reserves at December 31, 2001, the absence of which could impact future revenue levels.

   Segment profit increased $166.8 million due primarily to the gains from asset sales mentioned above, increased production volumes and higher net realized average prices.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

   EXPLORATION & PRODUCTION'S revenues increased $267.6 million, or 65 percent, due primarily to $277 million higher production revenues, $14 million in unrealized gains from the mark-to-market financial instruments related to basis differentials on natural gas production, partially offset by $23 million lower gas management revenues. The $277 million increase in production revenues includes $276 million associated with an increase in net production volumes. The increase in net production volumes results mainly from the acquisition in third quarter 2001 of the former Barrett operations. Approximately 81 percent of domestic production through the third quarter of 2002 was hedged. Through the third quarter of 2002, approximately $28 million related to the terminated contracts discussed above was recognized as revenues. At September 30, 2002, the contracted future hedge contracts are at prices that averaged above the spot market, resulting in an unrealized gain of $130 million (including $52 million related to the terminated contracts as discussed previously) reflected in accumulated other comprehensive income within stockholders' equity. This is a decrease from the unrealized gain at December 31, 2001, due to an increase in natural gas prices.

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

   Costs and operating expenses, including selling, general and administrative expenses, increased $129 million due primarily to $127 million increase in depletion, depreciation and amortization and lease operating expenses resulting from the addition of the former Barrett operations, $23 million higher selling general and administrative expenses and $9 million higher production related taxes, partially offset by $23 million lower gas management costs, and $10 million lower costs from International activities.

   Included in other (income) expense-net are $147.4 million in net gains from the sales of natural gas production properties during 2002.

   Segment profit increased $268.1 million due primarily to the gains from asset sales and increased production volumes, partially offset by a $5 million decrease in earnings from equity investments and $8.5 million of equity earnings in 2001 related to the 50 percent investment in Barrett held by Williams for the period from June 11, 2001 through August 1, 2001.

MIDSTREAM GAS & LIQUIDS

                               THREE                    NINE
                           MONTHS ENDED             MONTHS ENDED
                           SEPTEMBER 30,            SEPTEMBER 30,
                     -----------------------   -----------------------
                        2002         2001         2002         2001
                     ----------   ----------   ----------   ----------
                            (MILLIONS)                (MILLIONS)
Segment revenues     $    501.8   $    414.9   $  1,339.8   $  1,506.8
                     ==========   ==========   ==========   ==========
Segment profit       $    104.0   $     69.5   $    210.0   $    126.4
                     ==========   ==========   ==========   ==========

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

   MIDSTREAM GAS & LIQUIDS' revenues increased $86.9 million, or 21 percent, due primarily to a $47 million increase from domestic operations, a $42 million increase from Canadian operations and $10 million higher revenues from Venezuelan activities due primarily to a gas compression facility which began operations in August 2001. The increase in domestic operations reflects $23 million higher natural gas liquids sales from domestic processing activities, $21 million of revenues from Gulf Liquids, a domestic processing and fractionation company which became a consolidated entity in 2002 and $4 million higher domestic processing revenues. The $23 million higher liquids sales from domestic processing activities reflects $25 million from a 24 percent increase in volumes sold, partially offset by $2 million from lower average natural gas liquids sales prices. The increase in the domestic liquids volumes sold is due primarily to expansion of an existing natural gas liquids plant and the impact of another natural gas liquids plant placed in service in fourth-quarter 2001. The increase in the Canadian operations includes $34 million higher natural gas liquids sales from Canadian fractionation activities due primarily to higher propane sales from an extraction facility which began operations in 2002 and higher product sales as a result of improvements made at a parafins facility and $7 million higher liquids sales from Canadian activities reflecting $15 million from a 29 percent increase in average natural gas liquids sales prices, partially offset by $8 million from a 14 percent decrease in volumes sold.

   Costs and operating expenses increased $50 million, or 16 percent, due primarily to $21 million higher natural gas liquids purchases related to Canadian fractionation activities, $16 million higher depreciation expense for both foreign and domestic operations due primarily to additional property, plant and equipment placed into service, $15 million related to the domestic fractionation activities of Gulf Liquids, $10 million higher transportation, fractionation and marketing costs related to natural gas liquids sales from processing activities ($6 million related to Canadian activities and $4 million related to domestic activities) and $6 million higher operations and maintenance expense due primarily to the inclusion of the Gulf Liquids operating and maintenance expenses of $10 million combined with $5 million higher expenses related to the Venezuelan gas compression facility, largely offset by a $12 million decrease resulting from operational efficiencies.

   Selling, general and administrative costs increased $9 million due primarily to the consolidation of the Gulf Liquids operations.

   Included in 2001 other (income) expense - net are impairment charges of $4.2 million related to certain South Texas non-regulated gathering and processing assets.

   Segment profit increased $34.5 million, or 50 percent, due primarily to a $27.5 million increase from domestic operations and a $7 million increase from Canadian operations. The domestic operations, which represent 65 percent of 2002 segment profit, increased due to higher natural gas liquids margins of $8 million primarily resulting from favorable shrink prices at the Wyoming plants, $7 million lower other operating costs due primarily to reduced condensate costs, $6 million favorable products margin from Gulf Liquids, $5 million lower operating taxes, $4 million higher domestic processing margins and $3 million in equity earnings in 2002 versus $3 million of equity losses in 2001 reflecting improved results from the Discovery pipeline project. These favorable variances of the domestic operations were partially offset by $12 million higher selling, general and administrative costs and $5 million higher depreciation expense due primarily to the inclusion of Gulf Liquids. The Canadian operations were higher due to improved liquids margins from processing ($8 million) and fractionation ($13 million) due to favorable inventory positions, partially offset by $8 million higher depreciation expense and $5 million higher liquids transportation expense.

   Williams is currently evaluating the sale of its Canadian processing, fractionation and olefins businesses. The Canadian business contributed $459 million, or 34 percent, to revenues and $24 million, or 12 percent, to segment profit for the nine months ended September 30, 2002.

   Midstream Gas & Liquid's deepwater natural gas and crude infrastructure expansion projects in the Gulf of Mexico are expected to increase both revenues and operating profit in the future. The first major deepwater project, East Breaks, went into service in late 2001.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

   MIDSTREAM GAS & LIQUIDS' revenues decreased $167 million, or 11 percent, due primarily to $88 million lower revenues related to natural gas liquids trading, $83 million lower natural gas liquids sales from Canadian processing activities due primarily to a 30 percent decrease in average natural gas liquids sales prices, $31 million higher intrasegment sales, which are eliminated and primarily relate to sales from trading operations, $30 million lower revenues from Canadian processing activities due primarily to lower processing rates which are based on the recovery of certain costs which were lower in 2002 and $16 million lower domestic gathering revenues due primarily to decreased volumes. These decreases were partially offset by $49 million higher revenues from Venezuelan activities primarily due to a gas compression facility which began operations in August 2001, as well as $21 million higher sales from Gulf Liquids, a domestic processing and fractionation facility which became a consolidated entity during 2002, and $6 million higher domestic revenues from transportation activities.

   Costs and operating expenses decreased $243 million, or 19 percent. Costs were down due primarily to $169 million lower shrink, fuel and replacement gas purchases relating to processing activities ($127 million related to Canada and $42 million related to domestic activities), $69 million lower costs relating to natural gas liquids trading, $31 million lower external costs due to increased intrasegment purchases discussed above, which are eliminated, $17 million lower natural gas liquids purchases related to Canadian fractionation activities and a $7 million decrease in domestic power expense. Partially offsetting these decreases were $21 million increased depreciation expense for both foreign and domestic operations due primarily to additional property, plant and equipment placed into service, $15 million in higher costs related to the domestic fractionation activities from Gulf Liquids and $13 million higher domestic transportation, fractionation and marketing costs related to natural gas liquids sales from processing activities.

   Selling, general and administrative costs increased $17 million due primarily to the addition of the Gulf Liquids assets.

   Included in other (income) expense - net within segment costs and expenses for 2001 is $15.1 million of impairment charges related to certain South Texas non-regulated gathering and processing assets. Included in 2002 other (income) expense - net, is a $5.9 million charge representing the impairment of assets to fair value associated with the third-quarter 2002 sale of the Kansas-Hugoton natural gas gathering system.

   Segment profit increased $83.6 million, or 66 percent, due primarily to a $62 million increase from domestic operations, a $21 million increase from Canadian operations and an $18 million increase from Venezuelan activities, partially offset by an $18 million decrease from natural gas liquids trading activities. The domestic operations, which represent 67 percent of 2002 segment profit, increased due to higher natural gas liquids margins of $29 million primarily resulting from favorable shrink prices at the Wyoming plants, $14 million lower other operating costs due primarily to reduced condensate costs, the $9 million favorable variance in other (income) expense - net discussed above, decreased power costs due to lower gas prices of $8 million, $6 million increased transportation revenues due primarily to the start up of the deepwater oil and natural gas gathering system in late 2001 and equity earnings in 2002 of $9 million versus $14 million of equity losses in 2001. The equity earnings improvement is due primarily to the Discovery pipeline project. Partially offsetting these favorable variances are the $17 million higher selling, general and administrative costs discussed above and lower gathering revenues of $16 million due primarily to lower volumes. Canadian segment profit was higher due to $22 million improved liquids margins from processing as a result of higher average natural gas liquids prices and $23 million higher fractionation margins due to favorable inventory positions and higher volumes, partially offset by $15 million higher liquids transportation expense and $6 million higher depreciation expense.

WILLIAMS ENERGY PARTNERS

                               THREE                     NINE
                           MONTHS ENDED              MONTHS ENDED
                           SEPTEMBER 30,             SEPTEMBER 30,
                     -----------------------   -----------------------
                        2002         2001         2002         2001
                     ----------   ----------   ----------   ----------
                           (MILLIONS)                 (MILLIONS)
Segment revenues     $    107.5   $    110.8   $    303.6   $    310.7
                     ==========   ==========   ==========   ==========
Segment profit       $     13.4   $     27.1   $     69.8   $     83.6
                     ==========   ==========   ==========   ==========

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

   WILLIAMS ENERGY PARTNERS' segment profit decreased $13.7 million, or 51 percent, due primarily to $9 million higher environmental expense primarily related to the petroleum products pipeline as a result of internal environmental studies completed during third-quarter 2002.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

   WILLIAMS ENERGY PARTNERS' revenue decreased $7.1 million, or 2 percent due primarily to $12 million lower commodity sales from transportation activities and reduced ammonia volumes, partially offset by higher revenue from a marine facility acquired in October 2001 and two inland terminals acquired in June 2001.

   Costs and operating expenses were relatively unchanged with the effect of $12 million lower commodity purchases offset by $7 million higher environmental expense and higher operating expenses. The increased operating expenses include third-party pipeline lease expenses and additional operating costs from the newly acquired marine and inland terminals.

   Segment profit decreased $13.8 million or 17 percent due to the decrease in revenue discussed above, and higher selling, general and administrative expenses.

PETROLEUM SERVICES

                                   THREE                      NINE
                               MONTHS ENDED               MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                         ------------------------   ------------------------
                            2002          2001         2002          2001
                         ----------    ----------   ----------    ----------
                                (MILLIONS)                 (MILLIONS)
Segment revenues         $  1,170.9    $  1,281.9   $  3,266.7    $  4,077.6
                         ==========    ==========   ==========    ==========
Segment profit (loss)    $   (406.2)   $     42.4   $   (396.5)   $    189.5
                         ==========    ==========   ==========    ==========

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

     PETROLEUM SERVICES' revenues decreased $111 million, or 9 percent, due primarily to $100 million lower refining and marketing revenues and $16 million lower revenues from the travel centers and Alaska convenience stores, partially offset by $6 million higher bio-energy sales. The $100 million decrease in refining and marketing revenues includes $93 million resulting from 10 percent lower refined product volumes sold and $7 million from a decrease in average refined product sales prices. Volumes at the Midsouth refinery declined due to lower crude throughput resulting from the restrictions on obtaining crude supplies due to Williams' credit situation and management's decision to fulfill only firm commitments for diesel fuel as a result of narrowing crack spreads. Volumes at Alaska increased over the prior year's third-quarter. The $16 million decrease in revenues of the travel centers and Alaska convenience stores primarily reflects $19 million from an 11 percent decrease in diesel sales volumes and $9 million from a 4 percent decrease in average diesel and gasoline sales prices and $3 million from a decrease in merchandise sales, partially offset by a $16 million increase in gasoline sales volumes. The decrease in travel center diesel sales volumes includes the impact of renegotiated fleet programs. Travel center gasoline volumes in third-quarter 2001 were lower than normal reflecting the environment after September 11, 2001. The $6 million increase in bio-energy sales primarily reflects a $27 million increase from higher ethanol sales volumes resulting from new marketing agreements, partially offset by a $23 million decrease from lower average ethanol sales prices.

     Costs and operating expenses decreased $92 million, or 8 percent, due primarily to $91 million lower refining and marketing costs and $12 million lower costs for the travel centers and Alaska convenience stores, partially offset by $13 million higher bio-energy costs. The $91 million decrease in refining and marketing costs includes a $75 million decrease from lower crude supply costs and other cost of sales from the refineries related to lower overall volumes and a $16 million decrease in the total cost of refined product purchased for resale, also resulting from lower volumes. The $12 million decrease in costs for the travel centers and the Alaska convenience stores reflects $18 million from lower diesel sales volumes, $5 million from lower average gasoline and diesel purchase prices and $3 million lower store operating and merchandise costs, partially offset by a $14 million increase in gasoline purchase volumes.

     Other (income) expense - net in third-quarter 2002 includes a $176.2 million impairment charge related to Williams Midsouth refinery, a $112.1 million impairment charge related to the travel centers and a $144.3 million impairment charge related to bio-energy operations (see Note 3).

     Segment profit decreased $448.6 million to a $406.2 million segment loss due primarily to the $432.6 million in impairment charges discussed above in other (income) expense - net, $9 million lower operating profit from refining and marketing operations due primarily to narrowing crack spreads and curtailment of business due to credit capacity limitations, and $7 million lower operating profit from bio-energy operations due primarily to higher product and feedstock costs.

     Williams has been in discussions regarding the sale of its refining and marketing operations, and its Alaska convenience stores. In October 2002, Williams' board of directors approved the sale of the travel centers with the closing of the sale anticipated in late fourth-quarter 2002 or early first quarter 2003. In addition, the bio-energy operation is also a business that may be sold in the future and has been the subject of a reserve auction process. Depending of the terms of prospective sales and timing of liquidity needs, Williams may accept amounts that are less than the respective business' carrying value at September 30, 2002.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

     PETROLEUM SERVICES' revenues decreased $810.9 million, or 20 percent, due primarily to $544 million lower refining and marketing revenues, $352 million lower travel center/convenience store sales and $16 million lower bio-energy sales, partially offset by $107 million lower intrasegment sales, which are eliminated and primarily relate to sales from refining and marketing to travel center/convenience stores. The $544 million decrease in refining and marketing revenues primarily includes $413 million resulting from 15 percent lower average refined product sales prices and $131 million from a decrease in refined product volumes sold. The decrease in volumes is due primarily to the curtailment of business in second and third-quarter 2002 due to limitations of Williams' credit support capacity. The $352 million decrease in travel center/convenience store costs reflects a $169 million decrease in revenues related to travel centers and Alaska convenience stores and the absence of $183 million in revenues related to the 198 convenience stores sold in May 2001. The $169 million decrease in revenues of the travel centers and Alaska convenience stores primarily reflects $113 million from a 19 percent decrease in diesel sales volumes and $73 million from an 11 percent decrease in average diesel and gasoline sales prices and $6 million from a decrease in merchandise sales, partially offset by a $24 million increase in gasoline sales volumes. The $16 million decrease in bio-energy sales primarily reflects $68 million lower average ethanol sales prices, partially offset by $47 million higher ethanol sales volumes resulting from new marketing agreements.

     Costs and operating expenses decreased $737 million, or 19 percent, due primarily to $489 million lower refining and marketing costs and $354 million lower travel center/convenience store costs, partially offset by a $107 million increase in external costs due to decreased intrasegment purchases discussed above, which are eliminated. The $489 million decrease in refining and marketing costs includes a $425 million decrease from lower crude supply costs and other cost of sales from the refineries related to lower overall volumes and a $64 million decrease in the total cost of refined product purchased for resale. The $354 million decrease in travel center and Alaska convenience store costs primarily reflects the absence of $183 million in costs related to the 198 convenience stores sold in May 2001 and a $171 million decrease in costs for the travel centers and Alaska convenience stores. The $171 million decrease in costs for the travel centers and Alaska convenience stores reflects $108 million from decreased diesel sales volumes, $70 million from lower average gasoline and diesel purchase prices and $14 million lower store operating and merchandise costs, partially offset by $22 million in increased gasoline purchase volumes.

     Other (income) expense - net in 2002 includes a $176.2 million impairment charge related to Williams Midsouth refinery, $139.1 million in loss accruals and impairment charges related to the travel centers and a $144.3 million impairment charge related to bio-energy operations (see Note 3). Other (income) expense - net in 2001 includes a $72.1 million pre-tax gain from the sale of convenience stores sold in May 2001 and an $11.2 million impairment charge related to an end-to-end mobile computing systems business.

     Segment profit decreased $586 million to a $396.5 million segment loss due primarily to the $520.5 million net unfavorable effect related to the impairment charges and other items noted above in other (income) expense - net, the $55 million lower operating profit from refining and marketing operations due primarily to narrowing crack spreads and curtailment of business due to credit issues and $20 million lower operating profit from bio-energy operations due primarily to higher product and feedstock costs.

INTERNATIONAL

                                    THREE                       NINE
                                MONTHS ENDED               MONTHS ENDED
                                SEPTEMBER 30,              SEPTEMBER 30,
                          -----------------------    -----------------------
                             2002         2001          2002         2001
                          ----------   ----------    ----------   ----------
                                (MILLIONS)                 (MILLIONS)
Segment revenues          $       .7   $      1.1    $      3.1   $      2.6
                          ==========   ==========    ==========   ==========
Segment profit (loss)     $     53.1   $    (10.9)   $     34.8   $    (22.9)
                          ==========   ==========    ==========   ==========

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

INTERNATIONAL'S segment profit increased $64 million, due primarily to a $58.5 million gain from the September 2002 sale of Williams' 27 percent ownership interest in the Lithuanian refinery, pipeline and terminal complex and a $6 million decrease in equity losses from the Lithuanian operations for the period. Williams received approximately $85 million from the sale of this investment. In addition, Williams sold its $75 million note receivable from the Lithuanian operations at face value. As a result of the sale of its interest in the Lithuanian operations and the anticipated sale of the soda ash operations (previously reported as continuing operations within International), it is anticipated that the International segment will be included in the Other segment category in future reporting periods.

   Results of the soda ash operations previously included in the International segment have been reclassified to discontinued operations (see Note 7) following the board of director's authorization in third-quarter 2002 to sell this business.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

INTERNATIONAL'S segment profit increased $57.7 million, due primarily to a $58.5 million gain on the sale of Williams' remaining 27 percent ownership interest in the Lithuanian refinery.

FAIR VALUE OF ENERGY RISK MANAGEMENT AND TRADING ACTIVITIES

   The fair value of energy risk management and trading contracts for Energy Marketing & Trading and the natural gas liquids trading operations (reported in the Midstream Gas & Liquids segment) decreased $509 million during third-quarter 2002 and $593 million year-to-date. The following table reflects the changes in fair value between December 31, 2001 and September 30, 2002.

                                                                               (Millions)
                                                                               ----------

FAIR VALUE OF CONTRACTS OUTSTANDING AT DECEMBER 31, 2001
                                                                               $    2,261
         Recognized losses included in the fair value of contracts
                 outstanding at December 31, 2001
                 expected to be realized during the period                            173
         Initial recorded value of new contracts entered into during
                 the period                                                           181
         Net options premiums received during the period(1)                          (271)
         Changes attributable to market movements of contracts outstanding
                 at March 31, 2002                                                    176
                                                                               ----------
FAIR VALUE OF CONTRACTS OUTSTANDING AT MARCH 31, 2002                          $    2,520
         Recognized Gains included in the fair value of contracts
                 outstanding at March 31, 2002
                 expected to be realized during the period                           (243)
         Initial recorded value of new contracts entered into during
                 the period                                                            22
         Net options premiums paid during the period(1)                                23
         Changes attributable to market movements of contracts outstanding
                 at June 30, 2002                                                    (145)
                                                                               ----------
FAIR VALUE OF CONTRACTS OUTSTANDING AT JUNE 30, 2002                           $    2,177
         Recognized Gains included in the fair value of contracts
                 outstanding at June 30, 2002
                 expected to be realized during the period                           (169)
         Initial recorded value of new contracts entered into during
                 the period                                                             1
         Changes in fair value attributable to changes in valuation
                 Techniques                                                           (20)
         Net option premiums received during the period(1)                           (173)
         Change attributable to market movements of contracts
                 Outstanding at September 30, 2002                                   (148)
                                                                               ----------
FAIR VALUE OF CONTRACTS OUTSTANDING AT SEPTEMBER 30, 2002                      $    1,668

(1) Option premiums paid and received are included in the fair value of contracts outstanding during any given period as they are a portion of the overall energy trading portfolio. Option premiums paid result in an initial increase in the fair value of contracts outstanding and a decrease in cash; premiums received result in an initial decrease in the fair value of contracts outstanding and an increase in cash. The underlying value of the options associated with the premium payments are also included in the fair value of contracts outstanding.

   The charts below reflect the fair value of energy risk management and trading contracts for Energy Marketing & Trading and the Natural Gas Liquids trading operations (reported in the Midstream Gas & Liquids segment) by valuation methodology and the year in which the recorded fair value is expected to be realized. It should be noted that EITF Issue No. 02-03, which must be adopted no later than periods beginning after December 15, 2002, may have a significant impact on fair values as reported below.


                                             TO BE           TO BE           TO BE          TO BE          TO BE
                                          REALIZED IN     REALIZED IN     REALIZED IN     REALIZED IN    REALIZED IN
                                          1-12 MONTHS   IN 13-36 MONTHS   MONTHS 37-60   MONTHS 61-120   121+ MONTHS     TOTAL FAIR
VALUATION TECHNIQUE                         (YEAR 1)      (YEARS 2-3)     (YEARS 4-5)    (YEARS 6-10)    (YEARS 11+)       VALUE
-------------------                       -----------   ---------------   ------------   -------------   -----------     ----------

BASED UPON QUOTED            12/31/2001   $      757      $      316      $      345      $      363     $       18     $    1,799
PRICES IN ACTIVE
MARKETS AND QUOTED           3/31/2002    $      875      $      337      $      379      $      435     $       (5)    $    2,021
PRICES & OTHER
EXTERNAL FACTORS             6/30/2002    $      625      $      396      $      383      $      391     $        4     $    1,799
IN LESS LIQUID
MARKETS(1)                   9/30/2002    $      195      $      345      $      276      $      269     $       (1)    $    1,084
                                          ----------      ----------      ----------      ----------     ----------     ----------

BASED UPON MODELS            12/31/2001   $      231      $       12      $      (19)     $       50     $      188     $      462
& OTHER VALUATION
TECHNIQUES(2)                3/31/2002    $       53      $       30      $       --      $      125     $      291     $      499

                             6/30/2002    $      143      $     (111)     $      (33)     $      112     $      267     $      378

                             9/30/2002    $      (97)     $      (58)     $       50      $      295     $      394     $      584
                                          ----------      ----------      ----------      ----------     ----------     ----------

                             12/31/2001   $      988      $      328      $      326      $      413     $      206     $    2,261

                             3/31/2002    $      928      $      367      $      379      $      560     $      286     $    2,520

                             6/30/2002    $      768      $      285      $      350      $      503     $      271     $    2,177

                             9/30/2002    $       98      $      287      $      327      $      564     $      392     $    1,668
                                          ----------      ----------      ----------      ----------     ----------     ----------
TOTAL
                             1Q CHANGE    $      (60)     $       39      $       53      $      147     $       80     $      259

                             2Q CHANGE    $     (160)     $      (82)     $      (29)     $      (57)    $      (15)    $     (343)

                             3Q CHANGE    $     (670)     $        2      $      (23)     $       61     $      121     $     (509)

                             YTD CHANGE   $     (890)     $      (41)     $        1      $      151     $      186     $     (593)
                                          ----------      ----------      ----------      ----------     ----------     ----------

    (1) A significant portion of the value expected to be realized relates to a contract within the California power market. The original terms of this agreement provide for the sale of power at prices ranging from $62.50 to $87.00 per megawatt hour over a ten-year period at variable volumes up to 1,400 megawatts per hour. On November 11, 2002, Williams executed a Settlement Agreement with California. The Settlement includes a renegotiated long-term energy contract with the State of California. The renegotiated contract provides for the sale of power at prices ranging from $62.50 to $87.00 per megawatt hour through 2010 at varying volumes up to 1,875 megawatts per hour. The value to be realized set forth above does not reflect the revised terms of the contract with the State of California.

    (2) Quoted market prices of the underlying commodities are significant factors in estimating the fair value.

    Energy Marketing & Trading manages the risk assumed from providing energy risk management services to its customers. This risk resulted from exposure to energy commodity prices, volatility and correlation of commodity prices, the portfolio position of the contracts, liquidity of the market in which the contract is transacted, interest rates, and counterparty performance and credit. Energy Marketing & Trading seeks to diversify its portfolio in managing the commodity price risk in the transactions that it executes in various markets and regions by executing offsetting contracts to manage the commodity price risk in accordance with parameters established in its trading policy. As noted previously, during the third quarter of 2002, Energy Marketing & Trading was significantly constrained in its ability to manage or hedge its portfolio against adverse market movements according to the aforementioned methodology due to a lack of market liquidity, the market's concerns regarding Williams credit and liquidity, and internal efforts to preserve liquidity.

   In response to factors such as recent downgrades by credit rating agencies to below-investment grade and difficulties in obtaining financing facilities, the Company announced a significant reduction in its financial commitment to the Energy Marketing & Trading segment. As a result the Company is evaluating opportunities to sell or liquidate Energy Marketing & Trading's trading portfolio or to form a joint venture around the Energy Marketing & Trading unit with another party. As a result of this decision, the ultimate realization of the estimated fair value of Energy Marketing & Trading's portfolio under this strategy may vary from the amount of the Company's estimate at September 30, 2002.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY

Williams' liquidity comes from both internal and external sources. Certain of those sources are available to Williams (parent) and others are available to certain of its subsidiaries. Williams' sources of liquidity consist primarily of the following:

        o Available cash-equivalent investments of $980.5 million at September 30, 2002, as compared to $1.1 billion at December 31, 2001.
        o $660 million available under Williams' revolving bank-credit facility at September 30, 2002, as compared to $700 million at December 31, 2001. As discussed in Note 11, the borrowing capacity under this facility will reduce as assets are sold.
        o $61 million at September 30, 2002 under a new $400 million secured short-term letter of credit facility obtained in the third-quarter 2002.
        o Cash generated from operations and the future sales of certain assets.

   In April 2002, Williams filed a shelf registration statement with the Securities and Exchange Commission to enable it to issue up to $3 billion of a variety of debt and equity securities. This registration statement was declared effective June 26, 2002. Because of Williams' debt rating and loan covenants, it is unlikely that Williams would be able to issue securities under the shelf registration statement in the near term.

     In addition, there are outstanding registration statements filed with the Securities and Exchange Commission for Northwest Pipeline, Texas Gas Transmission and Transcontinental Gas Pipe Line (each a wholly owned subsidiary of Williams). As of November 13, 2002 approximately $450 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt securities. Interest rates, market conditions and industry conditions will affect amounts raised, if any, in the capital markets.

   Capital and investment expenditures for 2002 are estimated to total approximately $2.2 billion. Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash generated from operations, (2) the use of the available portion of Williams' $660 million, and/or (3) the sale or disposal of assets.

   As discussed in Note 11, Williams Production RMT Company (RMT), a wholly owned subsidiary, entered into a $900 million Credit Agreement dated as of July 31, 2002, with certain lenders including a subsidiary of Lehman Brothers, Inc., a related party to Williams. The loan is guaranteed by Williams, Williams Production Holdings LLC (Holdings) and certain RMT subsidiaries. It is also secured by the capital stock and assets of Holdings and certain of RMT's subsidiaries. The assets of RMT are comprised primarily of the assets of the former Barrett Resources Corporation acquired in 2001, which were primarily natural gas properties in the Rocky Mountain region. The loan matures on July 25, 2003. RMT must be sold within 75 days of a parent liquidity event which will arise if Williams fails to maintain actual and projected liquidity (a) at any time from the closing date through the 180th day thereafter (January 27, 2003), of $600 million; (b) at any time thereafter through and including the maturity date, of $750 million; and (c) only projected liquidity for twelve months after the maturity date, of $200 million. Liquidity projections must be provided weekly until the maturity date.

Outlook

   Based on the Company's forecast of cash flows and liquidity, Williams believes that it has the financial resources and liquidity to meet future cash requirements and satisfy current lending covenants for the balance of the year. Included in this forecast are expected proceeds totaling approximately $780 million from the sale of assets, approximately $550 million is expected to close in the fourth-quarter pursuant to definitive agreements and the remainder is expected to close in the fourth quarter upon further negotiations.

   Including periods through first-quarter 2004, the Company has scheduled debt retirements of approximately $4.1 billion and anticipates significant additional asset sales to meet its liquidity needs over that period. Realization of the proceeds from forecasted asset sales is a significant factor for the Company to satisfy its loan covenant regarding minimum levels of parent liquidity.

Credit Ratings

   At December 31, 2001, Williams maintained certain preferred interest and debt obligations that contained provisions requiring payment of the related obligation or liquidation of the related assets in the event of specified declines in Williams' senior unsecured long-term credit ratings given by Moody's Investor's Service, Standard & Poor's and Fitch Ratings (rating agencies). Obligations subject to these "ratings triggers" totaled $816 million at December 31, 2001. During the first quarter of 2002, Williams negotiated changes to certain of the agreements, which eliminated the exposure to the "ratings trigger" clauses incorporated in the agreements. Negotiations for one of the agreements resulted in Williams agreeing to redeem a $560 million preferred interest over the next year in equal quarterly installments (see Note 13). The obligations subject to "ratings triggers" were reduced to $182 million at March 31, 2002. As a result of the credit rating downgrades in July 2002, Williams redeemed $135 million of preferred interests on August 1, 2002 and repaid a $47 million loan in August 2002.

   Williams' energy risk management and trading business also relied upon the investment-grade rating of Williams' senior unsecured long-term debt to satisfy credit support requirements of many counterparties. As a result of the credit rating downgrades to below investment grade levels, Energy Marketing & Trading's participation in energy risk management and trading activities requires alternate credit support under certain existing agreements. In addition, Williams is required to fund margin requirements pursuant to industry standard derivative agreements with cash, letters of credit or other negotiable instruments. For October 1, 2002 through November 11, 2002, Williams has provided approximately $341 million in cash to various counterparties, including prepayments for crude oil for the refineries and margin requirements. Williams continues to negotiate with various counterparties on the types and amounts of credit support that may be required pursuant to adequate assurance and similar provisions in existing agreements. The amount of credit support ultimately required under these agreements may be significant.

Off-Balance Sheet Financing Arrangements and Guarantees of Debt or Other Commitments to Third Parties

   As disclosed in Williams' Current Report on Form 8-K dated May 28, 2002, Williams had operating lease agreements with special purpose entities (SPE's). The lease agreements relate to certain Williams travel center stores, offshore oil and gas pipelines and an onshore gas processing plant. As a result of changes to the agreements in conjunction with the secured financing facilities completed in July 2002, the agreements no longer qualify for operating lease treatment. These operating leases were recorded as a capitalized lease beginning in July 2002.

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

   Williams, prior to the spinoff of WCG, provided indirect credit support for $1.4 billion of WCG's Note Trust Notes. On March 5, 2002, Williams received the requisite approvals on its consent solicitation to amend the terms of the WCG Note Trust Notes. The amendment, among other things, eliminated provisions that would have caused acceleration of the WCG Note Trust Notes as a result of a WCG bankruptcy or a Williams credit rating downgrade. The amendment also affirmed

Williams' obligation for all payments due with respect to the WCG Note Trust Notes, which mature in March 2004, and allows Williams to fund such payments from any available sources. In July 2002, Williams acquired substantially all of the WCG Note Trust Notes by exchanging $1.4 billion of Williams Senior Unsecured
9.25 percent Notes due March 2004. In November 2002, Williams acquired the remaining WCG Note Trust Notes.

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

2002 Evaluation

   At September 30, 2002, Williams had receivables and claims from WCG of $2.15 billion arising from Williams affirming its payment obligation on the $1.4 billion of WCG Note Trust Notes and Williams paying $754 million under the WCG lease agreement. At September 30, 2002, Williams also had $334 million of previously existing receivables. In third-quarter 2002, Williams recorded in continuing operations a pre-tax charge of $22.9 million related to WCG, including an assessment of the recoverability of its receivables and claims from WCG. For the nine months ended September 30, 2002, Williams has recorded in continuing operations pre-tax charges of $269.9 million related to the recovery of these receivables and claims. At September 30, 2002, Williams estimates that approximately $2.2 billion of the $2.5 billion of receivables from WCG are not recoverable.

   See Note 4 for further discussion of Williams' estimate of recoverability including terms of the Settlement Agreement between Williams, WCG, the Official Committee of Unsecured Creditors and Leucadia National Corporation.

OPERATING ACTIVITIES

    In March 2002, WCG exercised its option to purchase certain network assets under an operating lease agreement for which Williams provided a guarantee of WCG's obligations. On March 29, 2002, Williams, as guarantor under the agreement, paid $754 million related to WCG's purchase of these network assets. In return, Williams became entitled to receive an instrument of unsecured debt from WCG in the same amount. Williams recorded an additional pre-tax charge of $232 million, $15 million, and $22.9 million in first, second, and third-quarter 2002, respectively, related to its assessment of the recoverability of certain receivables from WCG (see Note 4).

   During 2002, Williams was required to provide cash collateral in support of surety bonds underwritten by an insurance company and provide cash collateral in support of letters of credit due to downgrades by credit rating agencies.

   During 2002, Williams has recorded a total of approximately $574 million in provisions for losses on property and other assets. Those provisions consisted primarily of the impairments at Petroleum Services, a partial impairment of goodwill at Energy Marketing & Trading and writedowns of investments.

   During second-quarter 2002, Williams made a $55 million contribution to its pension plan. Due to the decline of the stock market in 2002, the plan assets have decreased from the values at year end. See the Other section.

FINANCING ACTIVITIES

   On January 14, 2002, Williams completed the sale of 44 million publicly traded units, more commonly known as FELINE PACS, that each include a senior debt security and an equity purchase contract. The $1.1 billion of debt has a term of five years, and the equity purchase contract will require the Company to deliver Williams common stock to holders after three years based on a previously agreed rate. Net proceeds from this issuance were approximately $1.1 billion. The FELINE PACS were issued as part of Williams' plan to strengthen its balance sheet and maintain its investment-grade rating.

   On March 19, 2002, Williams issued $850 million of 30-year notes with an interest rate of 8.75 percent and $650 million of 10-year notes with an interest rate of 8.125 percent. The proceeds were used to repay outstanding commercial paper, provide working capital and for general corporate purposes.

   In April 2002, Williams Energy Partners L.P., a partially owned and consolidated entity of Williams, borrowed $700 million from a group of institutions. These proceeds were primarily used to acquire Williams Pipe Line, a formerly wholly owned subsidiary of Williams. In May 2002, Williams Energy Partners L.P. issued approximately 8 million common units at $37.15 per unit resulting in approximately $283 million of net proceeds that were used to reduce the $700 million loan. Williams Energy Partners L.P. will refinance the September 30, 2002 balance of $411 million in short-term debt with long-term debt financing (see Note 11).

   In May 2002, Energy Marketing & Trading entered into an agreement which transferred the rights to certain receivables, along with risks associated with that collection, in exchange for cash. Due to the structure of the agreement, Energy Marketing & Trading accounted for this transaction as debt collateralized by the claims. The $79 million of debt is classified as current.

   As discussed in Note 11 and under the "Liquidity" heading of management's discussion and analysis, RMT entered into a $900 million credit agreement dated as of July 31, 2002.

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

   Williams' long-term debt to debt-plus-equity ratio was 69.6 percent at September 30, 2002 (excluding Central debt), compared to 59.0 percent at December 31, 2001 (excluding Kern River, Central, Mid America Pipeline, and Seminole Pipeline debt). If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 73.1 percent at September 30, 2002 and 64.8 percent at December 31, 2001. Additionally, the long-term debt to debt-plus-equity ratio as calculated for covenants under certain debt agreements, as amended, was 65.8 percent at September 30, 2002.

INVESTING ACTIVITIES

   Williams has contributed approximately $215 million towards the development of the Gulfstream joint venture project, a Williams equity investment, during 2002.

   Net cash proceeds from asset dispositions, the sales of businesses and investments include the following:

        o $1.16 billion related to the sale of Mid-American and Seminole Pipeline on August 1, 2002.
        o   $464 million related to the sale of Kern River on March 27, 2002.
        o $326 million from the sale of Jonah Field and Anadarko Basin properties on August 1, 2002.
        o $217 million related to the sale of the Cove Point LNG Facility on September 5, 2002.
        o $85 million related to the sale of Williams' 27 percent interest in the Lithuanian refinery, pipeline and terminal complex on September 19, 2002.
        o $75 million related to the sale of a note receivable from the Lithuanian refinery, pipeline and terminal complex.
        o   $77 million related to the sale of Kansas Hugoton on August 2, 2002.
        o $12 million from the sale of Williams' interest in Northern Border Partners on August 16, 2002.

COMMITMENTS

   The table below summarizes the maturity or redemption by year of the notes payable, long-term debt and preferred interests in consolidated subsidiaries outstanding at September 30, 2002 by period. These amounts do not reflect debt reductions contingent upon asset sales (see Note 11)

                             October 1 -
                            December 31
                               2002        2003       2004          2005        2006      Thereafter    Total
                            -----------  --------   --------      --------   --------      --------   --------

Notes payable                 $     --   $    929(1) $     --     $     --   $     --      $     --   $    929
Long-term debt,
  including current portion        685      1,075      2,991(2)        402      1,042(3)      7,492     13,687

    (1) An additional $240 million will be paid at maturity of the RMT note payable related to a deferred set up fee and deferred interest.
    (2) Includes $1.1 billion of 6.5% notes, payable 2007, subject to remarketing in 2004.
    (3) Includes $400 million of 6.75% notes, payable 2016, putable/callable in 2006.

OTHER

   If lump sum payments made during 2002 from the pension plan reach the settlement accounting threshold, Williams would be required to recognize certain unrecognized net losses that would increase pension expense. Williams anticipates that the threshold will be reached in the fourth quarter of 2002 resulting in an additional expense charge of $25 million to $35 million. In addition, on January 1, 2002, the market value of plan assets exceeded the accumulated benefit obligation (calculated using a discount rate of 7.5 percent). Through September 30, 2002, the assets in the defined benefit pension plans have experienced negative returns. If, at December 31, 2002, the market value of each plan's assets are less than the respective plan's accumulated benefit obligation, Williams may be required to make additional cash contributions to the plan during the fourth quarter such that the market value of plan assets would exceed the accumulated benefit obligation at December 31, 2002, in order to avoid recording an additional charge to stockholders' equity.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

   Williams' interest rate risk exposure associated with the debt portfolio was impacted by new debt issuances in first and third-quarter 2002. In January 2002, Williams issued $1.1 billion of 6.5 percent notes payable 2007 (see Note 11). In February 2002, $240 million of 6.125 percent notes were retired. In March 2002, Williams issued $850 million of 8.75 percent notes due 2032 and $650 million of
8.125 percent notes due 2012. Also in March 2002, the terms of a $560 million priority return structure classified as preferred interest in consolidated subsidiaries were amended. Based on the new payment terms of the amendment, the remaining balance due has been reclassified from preferred interests in consolidated subsidiaries to long-term debt due within one year (see Note 13). The interest rate varies based on LIBOR plus an applicable margin and was 2.803 percent at September 30, 2002. Through September 30, 2002, $224 million has been redeemed.

   Pursuant to the completion of a consent solicitation during first-quarter 2002 with WCG Note Trust holders, Williams recorded $1.4 billion of long-term debt obligations. In July 2002, Williams acquired substantially all of the WCG Note Trust notes by exchanging $1.4 billion of Williams Senior Unsecured 9.25 percent notes due March 2004 (see Note 4). In November 2002, Williams acquired the remaining WCG Note Trust Notes. In July 2002, Transcontinental Gas Pipe Line issued $325 million of 8.875 percent long-term debt obligations due 2012 and Williams obtained a $900 million secured short-term loan. The $900 million borrowing accrues interest at a 14 percent interest rate plus a variable rate, which is currently 5.81 percent.

COMMODITY PRICE RISK

   At September 30, 2002, the value at risk for the Energy Marketing & Trading operations and the natural gas liquids trading operations (now reported in the Midstream Gas & Liquids segment) was $48.9 million compared to $74.5 million at June 30, 2002. This decline in value at risk is primarily a result of the $509 million decline in overall portfolio value outlined in previous sections. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the trading portfolio. The value-at-risk model includes all financial instruments and physical positions and commitments in its trading portfolio and assumes that as a result of changes in commodity prices, there is a 95 percent probability, but not certainty, that the one-day loss in fair value of the trading portfolio will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value at risk does not consider that changing the energy risk management and trading portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value-at-risk model. While a one-day holding period is the industry standard, a longer holding period could more accurately represent the true market risk in an environment where market illiquidity and credit and liquidity constraints of the company may result in further inability to mitigate risk in a timely manner in response to changes in market conditions.

                         ITEM 4. CONTROLS AND PROCEDURES

   An evaluation of the effectiveness of the design and operation of Williams' disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Williams' management, including Williams' Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Williams' Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

   There have been no significant changes in Williams' internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.

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

Item 2. Changes in Securities and Use of Proceeds

Pursuant to the terms of the new credit facilities entered into on July 31, 2002, Williams is restricted from declaring and paying dividends in any quarter the aggregate amount of which would be greater than $6.25 million. This restriction does not limit Williams' ability to declare and pay dividends on preferred stock issued prior to July 31, 2002, nor does it limit the ability of Williams Energy Partners L.P. to make distributions to its unit holders pursuant to the terms of its partnership agreement.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The exhibits listed below are filed as part of this report:

              Exhibit 10.1 -- Amendment No. 1 dated as of October 31, 2002 to Credit Agreement dated as of July 31, 2002 among The Williams Companies, Inc., Williams Production Holdings LLC, Williams Production RMT Company, as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager, and Lehman Commercial Paper Inc., as Syndication Agent and Administrative Agent, and Guarantee and Collateral Agreement made by The Williams Companies, Inc., Williams Production Holdings LLC, Williams Production RMT Company and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent, dated as of July 31, 2002.

              Exhibit 10.2 -- First Amended and Restated Credit Agreement dated as of October 31, 2002 among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation and Texas Gas Transmission Corporation, as Borrowers, the Banks named therein, JPMorgan Chase Bank and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, Citicorp USA, Inc., as Agent, and Salomon Smith Barney Inc., as Arranger.

              Exhibit 10.3 -- Amended and Restated Credit Agreement dated as of October 31, 2002 among The Williams Companies, Inc., as Borrower, Citicorp USA, Inc., as Agent and Collateral Agent, Bank of America N.A., as Syndication Agent, Citibank, N.A., Bank of America N.A. and The Bank of Nova Scotia, as Issuing Banks, the Banks named therein, as Banks, and Salomon Smith Barney Inc., as Arranger.

              Exhibit 10.4 -- First Amendment dated as of October 31, 2002 to Security Agreement dated as of July 31, 2002 among The Williams Companies, Inc. and each of the Subsidiaries which is or subsequently becomes a party to the Security Agreement in favor of Citibank, N.A., as collateral trustee for the benefit of the holders of the Secured Obligations.

              Exhibit 10.5 -- First Amendment dated as of October 31, 2002 to Pledge Agreement dated as of July 31, 2002 among The Williams Companies, Inc. and each of the Subsidiaries which is or subsequently becomes a party to the Pledge Agreement in favor of Citibank, N.A., as collateral trustee for the benefit of the holders of the Secured Obligations.

              Exhibit 10.6 -- First Amendment dated as of October 31, 2002 to Guaranty dated as of July 31, 2002 by Williams Gas Pipeline Company, L.L.C. in favor of the Financial Institutions as defined therein.

              Exhibit 10.7 -- First Amendment dated as of October 31, 2002 to Collateral Trust Agreement dated as of July 31, 2002 among The Williams Companies, Inc. and certain of its Subsidiaries, as Debtors, and Citibank, N.A., as Collateral Trustee.

              Exhibit 10.8 -- First Amendment to Guaranty by Midstream Entities dated as of October 31, 2002 to Guaranty dated as of July 31, 2002 by certain Midstream Subsidiaries, as defined therein, in favor of Citibank, N.A., as surety administrative agent for the holders of the Secured Obligations.

              Exhibit 10.9 -- Amended and Restated Subordinated Guaranty dated as of October 31, 2002 by Williams Production Holdings LLC in favor of the Financial Institutions as defined therein.

              Exhibit 10.10 -- First Amended and Restated Term Loan Agreement dated as of October 31, 2002 among The Williams Companies, Inc., as Borrower, Credit Lyonnais New York Branch, as Administrative Agent, Commerzbank AG New York and Grand Cayman Branches, as Syndication Agent, The Bank of Nova Scotia, as Documentation Agent, and the Lenders named therein.

              Exhibit 10.11 -- Settlement and Retention Agreement dated August 7, 2002, between The Williams Companies, Inc. and William G. von Glahn

              Exhibit 10.12 -- Form of Change in Control Severance Agreement between the Company and certain executive officers.

              Exhibit 12 -- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

              Exhibit 99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Steven J. Malcolm, Chief Executive Officer of The Williams Companies, Inc.

              Exhibit 99.2 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jack D. McCarthy, Chief Financial Officer of The Williams Companies, Inc.

        (b) During third-quarter 2002, Williams filed a Form 8-K on the following dates reporting events under the specified items: July 3, 2002 Items 5 and 7; July 12, 2002 Items 5 and 7; July 23, 2002
              Item 9; July 26, 2002 Item 9; July 29, 2002 Item 9; July 31, 2002
              Item 9; August 6, 2002 Item 9; August 14, 2002 Item 9; August 15, 2002 Item 9; August 21, 2002 Item 9; September 6, 2002 Item 9; September 17, 2002 Item 9; and September 24, 2002 Item 9 (filed two Form 8-K's on this date).

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


                                              THE WILLIAMS COMPANIES, INC.
                                              ----------------------------------
                                              (Registrant)



                                              /s/ Gary R. Belitz
                                              ----------------------------------
                                              Gary R. Belitz
                                              Controller
                                              (Duly Authorized Officer and
                                                Principal Accounting Officer)

November 14, 2002

                                 CERTIFICATION


I, Steven J. Malcolm, President and Chief Executive Officer of The Williams Companies, Inc. ("registrant"), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ STEVEN J. MALCOLM
Date:  November 14, 2002                   -------------------------------------
                                           Steven J. Malcolm
                                           President and Chief Executive Officer

I, Jack D. McCarthy, Senior Vice President - Finance and Chief Financial Officer of The Williams Companies, Inc. ("registrant"), certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                         /s/ JACK D. MCCARTHY
                                                 -------------------------------
                                                 Jack D. McCarthy
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

Exhibit 10.1  -- Amendment No. 1 dated as of October 31, 2002 to Credit
                 Agreement dated as of July 31, 2002 among The Williams
                 Companies, Inc., Williams Production Holdings LLC, Williams
                 Production RMT Company, as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead
                 Arranger and Book Manager, and Lehman Commercial Paper Inc., as
                 Syndication Agent and Administrative Agent, and Guarantee and
                 Collateral Agreement made by The Williams Companies, Inc.,
                 Williams Production Holdings LLC, Williams Production RMT
                 Company and certain of its Subsidiaries in favor of Lehman
                 Commercial Paper Inc., as Administrative Agent, dated as of
                 July 31, 2002.

Exhibit 10.2  -- First Amended and Restated Credit Agreement dated as of October
                 31, 2002 among The Williams Companies, Inc., Northwest Pipeline
                 Corporation, Transcontinental Gas Pipe Line Corporation and
                 Texas Gas Transmission Corporation, as Borrowers, the Banks named therein, JPMorgan Chase Bank and Commerzbank AG, as
                 Co-Syndication Agents, Credit Lyonnais New York Branch, as
                 Documentation Agent, Citicorp USA, Inc., as Agent, and Salomon
                 Smith Barney Inc., as Arranger.

Exhibit 10.3  -- Amended and Restated Credit Agreement dated as of October 31,
                 2002 among The Williams Companies, Inc., as Borrower, Citicorp
                 USA, Inc., as Agent and Collateral Agent, Bank of America N.A., as Syndication Agent, Citibank, N.A., Bank of America N.A. and
                 The Bank of Nova Scotia, as Issuing Banks, the Banks named therein, as Banks, and Salomon Smith Barney Inc., as Arranger.

Exhibit 10.4  -- First Amendment dated as of October 31, 2002 to Security
                 Agreement dated as of July 31, 2002 among The Williams
                 Companies, Inc. and each of the Subsidiaries which is or subsequently becomes a party to the Security Agreement in favor of Citibank, N.A., as collateral trustee for the benefit of the holders of the Secured Obligations.

Exhibit 10.5  -- First Amendment dated as of October 31, 2002 to Pledge
                 Agreement dated as of July 31, 2002 among The Williams
                 Companies, Inc. and each of the Subsidiaries which is or subsequently becomes a party to the Pledge Agreement in favor of Citibank, N.A., as collateral trustee for the benefit of the holders of the Secured Obligations.

Exhibit 10.6  -- First Amendment dated as of October 31, 2002 to Guaranty dated as of July 31, 2002 by Williams Gas Pipeline Company, L.L.C. in favor of the Financial Institutions as defined therein.

Exhibit 10.7  -- First Amendment dated as of October 31, 2002 to Collateral
                 Trust Agreement dated as of July 31, 2002 among The Williams
                 Companies, Inc. and certain of its Subsidiaries, as Debtors, and Citibank, N.A., as Collateral Trustee.

Exhibit 10.8  -- First Amendment to Guaranty by Midstream Entities dated as of
                 October 31, 2002 to Guaranty dated as of July 31, 2002 by certain Midstream Subsidiaries, as defined therein, in favor of Citibank, N.A., as surety administrative agent for the holders of the Secured Obligations.

Exhibit 10.9  -- Amended and Restated Subordinated Guaranty dated as of October
                 31, 2002 by Williams Production Holdings LLC in favor of the
                 Financial Institutions as defined therein.

Exhibit 10.10 -- First Amended and Restated Term Loan Agreement dated as of
                 October 31, 2002 among The Williams Companies, Inc., as
                 Borrower, Credit Lyonnais New York Branch, as Administrative
                 Agent, Commerzbank AG New York and Grand Cayman Branches, as
                 Syndication Agent, The Bank of Nova Scotia, as Documentation
                 Agent, and the Lenders named therein.

Exhibit 10.11 -- Settlement and Retention Agreement dated August 7, 2002, between The Williams Companies, Inc. and William G. von Glahn

Exhibit 10.12 -- Form of Change in Control Severance Agreement between the
                 Company and certain executive officers.

Exhibit 12    -- Computation of Ratio of Earnings to Combined Fixed Charges and
                 Preferred Stock Dividend Requirements.

Exhibit 99.1  -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Steven J. Malcolm, Chief Executive Officer of The Williams
                 Companies, Inc.

Exhibit 99. 2 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jack D. McCarthy, Chief Financial Officer of The Williams
                 Companies, Inc.
