Form 10-Q
period 2003-03-31
WILLIAMS COMPANIES INC
filed 2003-05-13
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2003
                               ------------------------------------------------
                                                   OR

(  )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -------------------------

Commission file number                         1-4174
                       --------------------------------------------------------

                          THE WILLIAMS COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     73-0569878
     ------------------------               -----------------------------------
     (State of Incorporation)               (IRS Employer Identification Number)


                ONE WILLIAMS CENTER
                  TULSA, OKLAHOMA                              74172
      ---------------------------------------              --------------
      (Address of principal executive office)                (Zip Code)


Registrant's telephone number:                              (918)573-2000
                                                       ------------------------

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

                                Yes  X     No
                                   -----     -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes  X     No
                                                     ----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                         Outstanding at April 30, 2003
    ------------------------------          --------------------------------
      Common Stock, $1 par value                  517,719,805 Shares

                          The Williams Companies, Inc.
                                      Index

Part I.  Financial Information                                                                                Page
                                                                                                              ----
     Item 1.  Financial Statements

        Consolidated Statement of Operations--Three Months Ended March 31, 2003 and 2002                         2

        Consolidated Balance Sheet--March 31, 2003 and December 31, 2002                                         3

        Consolidated Statement of Cash Flows--Three Months Ended March 31, 2003 and 2002                         4

        Notes to Consolidated Financial Statements                                                               5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             30

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        46

     Item 4.  Controls and Procedures                                                                           47

Part II.  Other Information                                                                                     48

     Item 1.  Legal Proceedings

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

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled," "could," "continues," "estimates," "forecasts," "might," "potential," "projects" or similar expressions. Although Williams believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could lead to material changes in performance is contained in The Williams Companies, Inc.'s 2002 Form 10-K.

                          The Williams Companies, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                                         Three months
(Dollars in millions, except per-share amounts)                                         ended March 31,
-----------------------------------------------                                  ----------------------------
                                                                                    2003             2002*
                                                                                 ------------    ------------
Revenues:
   Energy Marketing & Trading                                                    $    3,781.5    $      340.9
   Gas Pipeline                                                                         406.4           384.0
   Exploration & Production                                                             266.4           227.7
   Midstream Gas & Liquids                                                            1,133.2           400.0
   Williams Energy Partners                                                             116.7            92.1
   Petroleum Services                                                                   239.7           187.5
   Other                                                                                 14.0            16.9
   Intercompany eliminations                                                           (597.7)          (27.1)
                                                                                 ------------    ------------
     Total revenues                                                                   5,360.2         1,622.0
                                                                                 ------------    ------------
Segment costs and expenses:
   Costs and operating expenses                                                       4,847.7           816.7
   Selling, general and administrative expenses                                         149.4           166.1
   Other (income) expense - net                                                         113.1            (1.0)
                                                                                 ------------    ------------
     Total segment costs and expenses                                                 5,110.2           981.8
                                                                                 ------------    ------------
General corporate expenses                                                               22.9            38.2
                                                                                 ------------    ------------
Operating income (loss):
   Energy Marketing & Trading                                                          (130.5)          273.0
   Gas Pipeline                                                                          92.9           159.8
   Exploration & Production                                                             124.0           106.7
   Midstream Gas & Liquids                                                              110.1            52.7
   Williams Energy Partners                                                              35.4            26.9
   Petroleum Services                                                                    18.5            22.6
   Other                                                                                 (0.4)           (1.5)
   General corporate expenses                                                           (22.9)          (38.2)
                                                                                 ------------    ------------

     Total operating income                                                             227.1           602.0
Interest accrued                                                                       (372.8)         (210.8)
Interest capitalized                                                                     12.1             5.4
Interest rate swap income (loss)                                                         (2.8)           10.2
Investing income (loss)                                                                  48.0          (215.8)
Minority interest in income and preferred returns
   of consolidated subsidiaries                                                         (16.1)          (15.1)
Other income (expense) - net                                                             22.5            (4.5)
                                                                                 ------------    ------------
Income (loss) from continuing operations before income taxes and
   cumulative effect of change in accounting principles                                 (82.0)          171.4
Provision (benefit) for income taxes                                                    (24.3)           73.0
                                                                                 ------------    ------------
Income (loss) from continuing operations                                                (57.7)           98.4
Income from discontinued operations                                                       4.5             9.3
                                                                                 ------------    ------------
Income (loss) before cumulative effect of change in accounting principles               (53.2)          107.7
Cumulative effect of change in accounting principles                                   (761.3)             --
                                                                                 ------------    ------------

Net income (loss)                                                                      (814.5)          107.7
Preferred stock dividends                                                                 6.8            69.7
                                                                                 ------------    ------------
Income (loss) applicable to common stock                                         $     (821.3)   $       38.0
                                                                                 ============    ============
Basic and diluted earnings (loss) per common share:
   Income (loss) from continuing operations                                      $       (.13)   $        .05
   Income from discontinued operations                                                    .01             .02
                                                                                 ------------    ------------
   Income (loss) before cumulative effect of change in accounting principles             (.12)            .07
   Cumulative effect of change in accounting principles                                 (1.47)             --
                                                                                 ------------    ------------
     Net income (loss)                                                           $      (1.59)   $        .07
                                                                                 ============    ============

   Basic weighted-average shares (thousands)                                          517,652         519,224

   Diluted weighted-average shares (thousands)                                        517,652         521,240


Cash dividends per common share                                                  $        .01    $        .20




*Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


(Dollars in millions, except per-share amounts)                                       March 31,      December 31,
----------------------------------------------                                          2003            2002
                                                                                     ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $    1,501.1    $    1,728.3
   Restricted cash                                                                          323.1           102.8
   Accounts and notes receivable less allowance of  $115.6 ($113.2 in 2002)               2,589.4         2,524.4
   Inventories                                                                              383.4           443.1
   Energy risk management and trading assets                                                   --           296.7
   Derivative assets                                                                      7,772.8         5,024.3
   Margin deposits                                                                          853.5           804.8
   Assets of discontinued operations                                                        205.9           981.3
   Deferred income taxes                                                                    572.9           569.2
   Other current assets and deferred charges                                                410.3           411.2
                                                                                     ------------    ------------
        Total current assets                                                             14,612.4        12,886.1

Restricted cash                                                                             216.5           188.3
Investments                                                                               1,511.0         1,475.6

Property, plant and equipment, at cost                                                   19,036.6        19,039.7
Less accumulated depreciation and depletion                                              (4,359.5)       (4,322.0)
                                                                                     ------------    ------------
                                                                                         14,677.1        14,717.7

Energy risk management and trading assets                                                      --         1,821.6

Derivative assets                                                                         2,415.2         1,865.1
Goodwill                                                                                  1,082.5         1,082.5
Other assets and deferred charges                                                           927.6           951.6
                                                                                     ------------    ------------
        Total assets                                                                 $   35,442.3    $   34,988.5
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                     $      967.6    $      934.8
   Accounts payable                                                                       1,927.3         2,027.5
   Accrued liabilities                                                                    1,377.3         1,546.6
   Liabilities of discontinued operations                                                   124.4           304.1
   Energy risk management and trading liabilities                                              --           244.4
   Derivative liabilities                                                                 7,807.5         5,168.3
   Long-term debt due within one year                                                     2,304.5         1,082.8
                                                                                     ------------    ------------
        Total current liabilities                                                        14,508.6        11,308.5

Long-term debt                                                                           10,491.1        11,896.4
Deferred income taxes                                                                     2,799.5         3,353.6
Energy risk management and trading liabilities                                                 --           680.9
Derivative liabilities                                                                    2,023.0         1,209.8
Other liabilities and deferred income                                                     1,036.9         1,066.6
Contingent liabilities and commitments (Note 11)
Minority interests in consolidated subsidiaries                                             430.3           423.7
Stockholders' equity:
      Preferred stock, $1 per share par value, 30 million shares authorized, 1.5
        million issued in 2003 and 2002                                                     271.3           271.3
      Common stock, $1 per share par value, 960 million shares authorized,
        520.8 million issued in 2003, 519.9 million issued in 2002                          520.8           519.9
      Capital in excess of par value                                                      5,186.6         5,177.2
      Accumulated deficit                                                                (1,710.8)         (884.3)
      Accumulated other comprehensive income (loss)                                         (48.3)           33.8
      Other                                                                                 (28.1)          (30.3)
                                                                                     ------------    ------------
                                                                                          4,191.5         5,087.6
   Less treasury stock (at cost), 3.2 million shares of common stock in
      2003 and 2002                                                                         (38.6)          (38.6)
                                                                                     ------------    ------------
        Total stockholders' equity                                                        4,152.9         5,049.0
                                                                                     ------------    ------------
        Total liabilities and stockholders' equity                                   $   35,442.3    $   34,988.5
                                                                                     ============    ============



                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



(Millions)                                                                                 Three months ended March 31,
                                                                                           ----------------------------
                                                                                               2003          2002*
                                                                                           ------------    ------------
OPERATING ACTIVITIES:
   Income (loss) from continuing operations                                                $      (57.7)   $       98.4
   Adjustments to reconcile to cash provided (used) by operations:
      Depreciation, depletion and amortization                                                    198.4           178.8
      Provision (benefit) for deferred income taxes                                               (35.2)           59.2
      Payments of guarantees and payment obligations related to WilTel                               --          (753.9)
      Provision for loss on property and other assets                                             129.5             9.3
      Provision for uncollectible accounts:
         WilTel                                                                                      --           232.0
         Other                                                                                      6.0             1.7
      Minority interest in income and preferred returns of consolidated subsidiaries               16.1            15.1
      Amortization and taxes associated with stock-based awards                                    11.1             8.0
      Accrual for fixed rate interest included in RMT note payable                                 33.0              --
      Amortization of deferred set-up fee and fixed rate interest on the RMT note payable          64.3              --
      Cash provided (used) by changes in current assets and liabilities:
         Restricted cash                                                                            2.5              --
         Accounts and notes receivable                                                           (101.6)         (132.3)
         Inventories                                                                               18.8           (75.5)
         Margin deposits                                                                          (48.7)          (43.1)
         Other current assets and deferred charges                                                (65.1)         (103.3)
         Accounts payable                                                                         (61.8)          114.8
         Accrued liabilities                                                                     (168.2)         (300.1)
      Changes in current derivative and energy risk management and trading                      1,083.3            58.3
         assets and liabilities
      Changes in noncurrent derivative and energy risk management and trading assets
         and liabilities                                                                       (1,094.2)         (347.0)
      Other, including changes in noncurrent assets and liabilities                               (33.2)          (38.0)
                                                                                           ------------    ------------

         Net cash used by operating activities of continuing operations                          (102.7)       (1,017.6)
         Net cash provided by operating activities of discontinued operations                       6.0            19.7
                                                                                           ------------    ------------
         Net cash used by operating activities                                                    (96.7)         (997.9)
                                                                                           ------------    ------------

FINANCING ACTIVITIES:
   Payments of notes payable                                                                        (.1)       (1,337.5)
   Proceeds from long-term debt                                                                   176.5         3,083.7
   Payments of long-term debt                                                                    (360.5)         (277.1)
   Proceeds from issuance of common stock                                                            --            13.1
   Dividends paid                                                                                 (12.0)         (103.5)
   Proceeds from sale of limited partner units of consolidated partnership                           --           272.3
   Payments of debt issuance costs                                                                 (6.9)          (95.4)
   Payments/dividends to minority and preferred interests                                          (9.5)          (12.8)
   Changes in restricted cash                                                                    (250.6)             --
   Changes in cash overdrafts                                                                     (31.6)           (6.2)
   Other--net                                                                                        --             (.4)
                                                                                           ------------    ------------

         Net cash provided (used) by financing activities of continuing operations               (494.7)        1,536.2
         Net cash used by financing activities of discontinued operations                         (71.6)           (6.8)
                                                                                           ------------    ------------
         Net cash provided (used) by financing activities                                        (566.3)        1,529.4
                                                                                           ------------    ------------

INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                                       (244.4)         (386.4)
      Proceeds from dispositions                                                                   43.6            85.5
   Purchases of investments/advances to affiliates                                                 (5.7)         (150.0)
   Proceeds from sales of businesses                                                              636.2           423.2
   Other--net                                                                                       4.1            (8.4)
                                                                                           ------------    ------------
         Net cash provided (used) by investing activities of continuing operations                433.8           (36.1)
         Net cash used by investing activities of discontinued operations                          (5.2)          (93.5)
                                                                                           ------------    ------------
         Net cash provided (used) by investing activities                                         428.6          (129.6)
                                                                                           ------------    ------------
Increase (decrease) in cash and cash equivalents                                                 (234.4)          401.9
Cash and cash equivalents at beginning of period**                                              1,736.0         1,301.1
                                                                                           ------------    ------------

Cash and cash equivalents at end of period**                                               $    1,501.6    $    1,703.0
                                                                                           ============    ============



* Amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

** Includes cash and cash equivalents of discontinued operations of $.5 million, $7.7 million, $23.2 million and $42.6 million at March 31, 2003, December 31, 2002, March 31, 2002 and December 31, 2001, respectively.



                             See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


 1. General
--------------------------------------------------------------------------------
Company outlook

     As discussed in The Williams Companies, Inc.'s (Williams or the Company) Form 10-K for the year ended December 31, 2002, events in 2002 and the last half of 2001 significantly impacted the Company's operations, both past and future. On February 20, 2003, Williams outlined its planned business strategy for the next several years which management believes to be a comprehensive response to the events which have impacted the energy sector and Williams during 2002. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams' liquidity through more asset sales, limited levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status by 2005, while retaining businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and first-quarter 2004. During first-quarter 2003, Williams had received $679.8 million in net proceeds from the sales of assets and businesses, including the retail travel centers and the Midsouth refinery. In April 2003, Williams announced that it had signed definitive agreements for the sales of the Texas Gas pipeline system, Williams' general partnership interest and limited partner investment in Williams Energy Partners, and certain natural gas exploration and production properties in Kansas, Colorado, New Mexico and Utah (see Note 14). All of these newly announced sales are expected to close in the second quarter. Sales anticipated to close in the second quarter are expected to generate net proceeds of approximately $2 billion. As previously announced, the Company intends to reduce its commitment to the Energy Marketing & Trading business, which could be realized by entering into a joint venture with a third party or through the sale of a portion or all of the marketing and trading portfolio. Through March 31, 2003, Energy Marketing & Trading has sold or announced sales of contracts totaling approximately $215 million.

     As of March 31, 2003, the Company has maturing notes payable and long-term debt through first-quarter 2004 totaling approximately $3.5 billion, which includes certain contractual fees and deferred interest associated with an underlying debt. The Company anticipates the cash on hand, the asset sales mentioned above, additional asset sales, and refinancing of a portion of these obligations will enable the Company to meet its liquidity needs over that period.

Other

     The accompanying interim consolidated financial statements of Williams do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others, including asset impairments, loss accruals, and the change in accounting principles which, in the opinion of Williams' management, are necessary to present fairly its financial position at March 31, 2003, and its results of operations and cash flows for the three months ended March 31, 2003 and 2002.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Basis of presentation
--------------------------------------------------------------------------------

     In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of the following components as discontinued operations (see Note 6):

o The Colorado soda ash mining operations, previously part of the International segment

o    Bio-energy operations, previously part of the Petroleum Services segment

o Refining and marketing operations in the Midsouth, including the Midsouth refinery, previously part of the Petroleum Services segment

o Retail travel centers concentrated in the Midsouth, previously part of the Petroleum Services segment

o Kern River Gas Transmission (Kern River), previously one of Gas Pipeline's segments

o    Central natural gas pipeline, previously one of Gas Pipeline's segments

o Two natural gas liquids pipeline systems, Mid-American Pipeline and Seminole Pipeline, previously part of the Midstream Gas & Liquids segment

     Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to the continuing operations of Williams. Williams expects that other components of its business will be classified as discontinued operations in the future as those operations are sold or classified as held-for-sale.
     Certain other statement of operations, balance sheet and cash flow amounts have been reclassified to conform to the current classifications.

3. Changes in accounting policies and cumulative effect of change in accounting principles
--------------------------------------------------------------------------------
Energy commodity risk management and trading activities and revenues

     Effective January 1, 2003, Williams adopted Emerging Issues Task Force
(EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Issue rescinded EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue No. 02-3 precludes fair value accounting for energy trading contracts that are not derivatives pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and for commodity trading inventories. As a result of initial application of this Issue, Williams reduced energy risk management and trading assets (including inventories) by $2,159.2 million, energy risk management and trading liabilities by $925.3 million and net income by $762.5 million (net of a $471.4 million benefit for income taxes). Of this amount, approximately $755 million relates to Energy Marketing & Trading's portion with the remainder relating to Midstream Gas & Liquids. The reduction of net income is reported as a cumulative effect of a change in accounting principle. The change results primarily from power tolling, load serving, transportation and storage contracts not meeting the definition of a derivative and no longer being reported at fair value.
     The power tolling, load serving, transportation and storage contracts are now accounted for on an accrual basis. Under this model, revenues for sales of products are recognized in the period of delivery. Revenues and costs associated with these non-derivative energy contracts and other non-derivative activities are reflected gross in revenues and costs and operating expenses in the Consolidated Statement of Operations beginning January 1, 2003. This change significantly impacts the presentation of revenues and costs and operating expenses. Physical commodity inventories previously reflected at fair value are now stated at average cost, not in excess of market. Derivative energy contracts utilized for trading purposes continue to be reflected at fair value, and gains and losses due to changes in fair value of these derivatives are reflected net in revenues.

Asset retirement obligations

     Additionally, effective January 1, 2003, Williams adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement also amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." As required by the new standard, Williams recorded liabilities equal to the present value of expected future asset retirement obligations at January 1, 2003. The obligations relate to producing wells, offshore platforms, underground storage caverns and gas gathering well connections. At the end of the useful life of each respective asset, Williams is legally obligated to plug both producing wells and storage caverns and remove any related surface equipment, to dismantle offshore platforms, and to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment. The liabilities are partially offset by increases in property, plant and equipment, net of accumulated depreciation, recorded as if the provisions of the Statement had been in effect at the date the obligation was incurred. As a result of the adoption of SFAS No. 143, Williams recorded a long-term liability of $33.4 million; property, plant and equipment, net of accumulated depreciation, of $24.8 million and a credit to earnings of $1.2 million (net of a $.1 million benefit for income taxes) reflected as a cumulative effect of a change in accounting principle. Williams also recorded a $9.7 million regulatory asset for retirement costs of dismantling offshore platforms expected to be recovered through regulated rates. In connection with adoption of SFAS No. 143, Williams changed its method of accounting to include salvage value of equipment related to producing wells in the calculation of depreciation. The impact of this change is included in the amounts discussed above. Williams has not recorded liabilities for pipeline transmission assets, processing and refining assets, and gas gathering systems pipelines. A reasonable estimate of the fair value of the retirement obligations for these assets cannot be made as the remaining life of these assets is not currently determinable.
     Had the Statement been adopted at the beginning of 2002, the impact to Williams' income from continuing operations and net income would have been immaterial. There would have been no impact on earnings per share.

4.  Asset impairments and other loss accruals
--------------------------------------------------------------------------------

     In February 2003, Williams announced its intentions to sell its Texas Gas pipeline system as part of the company's ongoing strategy to improve its financial position (see Note 1). A reserve auction process was initiated for the sale of the Texas Gas pipeline system during first-quarter 2003. This business did not meet the criteria to be classified as held for sale at March 31, 2003, and was evaluated for recoverability on a held-for-use basis pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A $109 million impairment charge was recorded in first-quarter 2003 reflecting the excess of the carrying cost of the long-lived assets over management's estimate of fair value, and is reported in other (income) expense - net within segment costs and expenses as part of the Gas Pipeline segment. Fair value was based on management's assessment of the expected sales price pursuant to an agreement to sell the pipeline system for $795 million in cash, which was announced April 14, 2003.
     The company is currently engaged in negotiations to sell its Alaska refinery and related assets. During first-quarter 2003, management revised its assessment of the estimated fair value of these assets, reflective of recent information obtained through continuing sales negotiations using a probability weighted approach. As a result, an additional impairment charge of $8 million was recognized in first-quarter 2003 in other (income) expense - net within segment costs and expenses as part of the Petroleum Services segment.
     Investing income (loss) for 2003 includes a $12 million impairment of the investment in Algar Telecom S.A. Negotiations for the sale of this investment have resulted in a determination that fair value is less than carrying value, representing an other than temporary decline in value. Fair value was based on management's assessment of the expected sales price pursuant to terms of a completed memorandum of understanding for the sale of the investment.
     Investing income (loss) for 2002 includes a $232 million loss provision related to the estimated recoverability of receivables from Wiltel Communications Group, Inc. (formerly Williams Communications Group, Inc.).

5. Provision (benefit) for income taxes
--------------------------------------------------------------------------------

     The provision (benefit) for income taxes from continuing operations includes:

                               Three months ended
                                    March 31,
                               --------------------
(Millions)                       2003       2002
                               --------    --------
     Current:
       Federal                 $    6.2    $    7.6
       State                        4.7         2.6
       Foreign                       --         3.6
                               --------    --------
                                   10.9        13.8

    Deferred:
       Federal                    (26.6)       43.7
       State                       (6.4)        8.8
       Foreign                     (2.2)        6.7
                               --------    --------
                                  (35.2)       59.2
                               --------    --------
Total provision (benefit)      $  (24.3)   $   73.0
                               ========    ========

     The effective income tax rate for the three months ended March 31, 2003, is less than the federal statutory rate (less tax benefit) largely due to the effect of state income taxes associated primarily with jurisdictions in which Williams files separate returns.
     The effective income tax rate for the three months ended March 31, 2002, is greater than the federal statutory rate due primarily to the effect of state income taxes.


6. Discontinued operations
--------------------------------------------------------------------------------

     During 2002, Williams began the process of selling assets and/or businesses to address liquidity issues. The businesses discussed below represent components of Williams that have been sold or approved for sale by the board of directors as of March 31, 2003; therefore, their results of operations (including any impairments, gains or losses), financial position and cash flows have been reflected in the consolidated financial statements and notes as discontinued operations.

     Summarized results of discontinued operations for the three months ended March 31, 2003 and 2002 are as follows:

                                              Three months ended
                                                  March 31,
                                             --------------------
(Millions)                                     2003        2002
                                             --------    --------
  Revenues                                   $  612.9    $  896.1

  Income from discontinued operations
     before income taxes and cumulative
     effect of change in accounting
     principle                               $    6.3    $   52.5
  (Impairments) and gain (loss) on
     sales - net                                  (.3)      (38.1)
  Provision for income taxes                     (1.5)       (5.1)
                                             --------    --------
Total income from discontinued
  operations                                 $    4.5    $    9.3
                                             ========    ========

     Summarized assets and liabilities of discontinued operations reflected as current assets and current liabilities in the Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002, are as follows:

                                           March 31,    December 31,
(Millions)                                  2003           2002
                                         ------------   ------------
   Total current assets                  $      156.9   $      441.6
                                         ------------   ------------
Property, plant and equipment - net              39.3          520.5
Other non-current assets                          9.7           19.2
                                         ------------   ------------
   Total non-current assets                      49.0          539.7
                                         ------------   ------------
   Total assets                          $      205.9   $      981.3
                                         ------------   ------------
Long-term debt due within one year       $         .1   $       68.6
Other current liabilities                       111.0          217.3
                                         ------------   ------------
   Total current liabilities                    111.1          285.9
                                         ------------   ------------
Long-term debt                                     --            8.5
Other non-current liabilities                    13.3            9.7
                                         ------------   ------------
   Total non-current liabilities                 13.3           18.2
                                         ------------   ------------
   Total liabilities                     $      124.4   $      304.1
                                         ============   ============

HELD FOR SALE AT MARCH 31, 2003

Soda ash operations

     In March 2002, Williams announced its intentions to sell its soda ash mining facility located in Colorado. During third-quarter 2002, Williams' board of directors approved a plan authorizing management to negotiate and facilitate a sale of its interest in the soda ash operations pursuant to terms of a proposed sales agreement. The soda ash facility was previously written-down to its estimated fair value less cost to sell at December 31, 2002. This estimate was reflective of terms of the negotiations to sell the operations. During 2003, further sale negotiations provided new information regarding estimated fair value. As a result, an additional impairment charge of $5 million was recognized in first-quarter 2003 and is included in (impairments) and gain (loss) on sales in the preceding table. The soda ash operations were part of the previously reported International segment.

Bio-energy facilities

     Williams' bio-energy operations have been identified as assets not related to the new more narrowly focused business. During fourth-quarter 2002, Williams' board of directors approved a plan authorizing management to negotiate and facilitate a sale pursuant to terms of a proposed sales agreement. The December 31, 2002 carrying value reflected the estimated fair value less cost to sell. On February 20, 2003, Williams announced it had signed a definitive agreement to sell these operations to a new company formed by Morgan Stanley Capital Partners. This sale is expected to close during second-quarter 2003. These operations were part of the Petroleum Services segment.

2003 COMPLETED TRANSACTIONS

Midsouth refinery and related assets

     On March 4, 2003, Williams completed the sale of its refinery and other related operations located in Memphis, Tennessee to Premcor, Inc. for approximately $455 million in cash. A gain on sale of $4.7 million was recognized when the asset was sold and is included in (impairments) and gain
(loss) on sales in the preceding table. These assets were previously written-down by $240.8 million to their estimated fair value less cost to sell at December 31, 2002. These operations were part of the Petroleum Services segment.

Williams travel centers

     On February 27, 2003, Williams completed the sale of the travel centers to Pilot Travel Centers LLC for approximately $189 million in cash. The December 31, 2002 carrying value reflected the estimated fair value less cost to sell. No significant gain or loss was recognized on the sale. These operations were part of the Petroleum Services segment.

2002 COMPLETED TRANSACTIONS

Kern River

     On March 27, 2002, Williams completed the sale of its Kern River pipeline for $450 million in cash and the assumption by the purchaser of $510 million in debt. As part of the agreement, $32.5 million of the purchase price was contingent upon Kern River receiving a certificate from the FERC to construct and operate a future expansion. This certificate was received in July 2002, and the contingent payment plus interest was recognized as income from discontinued operations in third-quarter 2002. Included as a component of (impairments) and gain (loss) on sales in the preceding table is a pre-tax loss of $38.1 million for the three months ended March 31, 2002. Kern River was a segment within Gas Pipeline.

Central

     On November 15, 2002, Williams completed the sale of its Central natural gas pipeline, for $380 million in cash and the assumption by the purchaser of $175 million in debt. Central was a segment within Gas Pipeline.

Mid-America and Seminole Pipelines

     On August 1, 2002, Williams completed the sale of its 98 percent interest in Mid-America Pipeline and 98 percent of its 80 percent ownership interest in Seminole Pipeline for $1.2 billion. The sale generated net cash proceeds of $1.15 billion. These assets were part of the Midstream Gas & Liquids segment.

7. Earnings (loss) per share
--------------------------------------------------------------------------------

     Basic and diluted earnings (loss) per common share are computed as follows:




        (Dollars in millions, except per-share                                        Three months ended
        amounts; shares in thousands)                                                      March 31,
---------------------------------------------                                    ----------------------------
                                                                                     2003           2002
                                                                                 ------------    ------------
        Income (loss) from continuing operations                                 $      (57.7)   $       98.4
        Convertible preferred stock dividends                                            (6.8)          (69.7)
                                                                                 ------------    ------------
        Income (loss) from continuing operations
           available to common stockholders
           for basic and diluted earnings per share                              $      (64.5)   $       28.7
                                                                                 ------------    ------------
        Basic weighted-average shares
        Effect of dilutive securities:                                                517,652         519,224
           Stock options                                                                   --           2,016
                                                                                 ------------    ------------
        Diluted weighted-average shares                                               517,652         521,240
                                                                                 ------------    ------------
        Earnings (loss) per share from continuing operations:
           Basic                                                                 $       (.13)   $        .05
           Diluted                                                               $       (.13)   $        .05
                                                                                 ============    ============


     For the three months ended March 31, 2003, diluted earnings (loss) per share is the same as the basic calculation. The inclusion of any stock options, convertible preferred stock and unvested deferred stock would be antidilutive as Williams reported a loss from continuing operations for this period. As a result, approximately 1.7 million weighted-average stock options, approximately
14.7 million weighted-average shares related to the assumed conversion of 9 7/8 percent cumulative convertible preferred stock and approximately 3.2 million weighted-average unvested deferred shares that otherwise would have been included, have been excluded from the computation of diluted earnings per common share for the three months ended March 31, 2003.
     For the three months ended March 31, 2002, approximately .8 million weighted-average shares related to the assumed conversion of 9 7/8 percent cumulative convertible preferred stock have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would be antidilutive.

8. Stock-based compensation
--------------------------------------------------------------------------------

     Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation."

                                                             Three months ended March 31,
(Millions)                                                       2003           2002
                                                             ------------    ------------
Net income (loss), as reported                               $     (814.5)   $      107.7
Add:  Stock-based employee compensation included
    in the Consolidated Statement of Operations, net
    of related tax effects                                           10.6             3.8
Deduct:  Stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                              (14.7)           (7.3)
                                                             ------------    ------------
Pro forma net income (loss)                                  $     (818.6)   $      104.2
                                                             ============    ============
Earnings (loss) per share:
    Basic-as reported                                        $      (1.59)   $        .07
    Basic-pro forma                                          $      (1.59)   $        .07

    Diluted-as reported                                      $      (1.59)   $        .07
    Diluted-pro forma                                        $      (1.59)   $        .07
                                                             ============    ============


     Pro forma amounts for 2003 include compensation expense from Williams awards made in 2002 and 2001. Pro forma amounts for 2002 include compensation expense from certain Williams awards made in 1999 and compensation expense from Williams' awards made in 2002 and 2001.
     Since compensation expense for stock options is recognized over the future years' vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years' amounts.

9. Inventories
--------------------------------------------------------------------------------

     Inventories at March 31, 2003 and December 31, 2002 are as follows:

                                   March 31,     December 31,
(Millions)                           2003           2002
                                 ------------   ------------
Raw materials:
  Crude oil                      $       31.1   $       18.3
                                 ------------   ------------
                                         31.1           18.3
Finished goods:
  Refined products                       68.3           73.6
  Natural gas liquids                    99.6          115.6
  General merchandise                     4.4            4.4
                                 ------------   ------------
                                        172.3          193.6
Materials and supplies                  104.6          105.8
Natural gas in underground
   storage                               75.4          125.4
                                 ------------   ------------
                                 $      383.4   $      443.1
                                 ============   ============



     Effective January 1, 2003, Williams adopted EITF Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (see Note 3). As a result of initial application of this Issue, Williams reduced natural gas in underground storage by $37 million, refined products by $2.9 million and natural gas liquids by $1 million.

10. Debt and banking arrangements
--------------------------------------------------------------------------------
NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at March 31, 2003 and December 31, 2002, is as follows:

                                                                             Weighted-
                                                                              Average
                                                             Interest        March 31,      December 31,
(Millions)                                                   Rate (1)           2003           2002
                                                           ------------     ------------    ------------
Secured notes payable (2)                                           5.4%    $      967.6    $      934.8
                                                                            ------------    ------------
Long-term debt:
  Secured long-term debt
    Revolving credit loans                                           --%    $         --    $       81.0
    Debentures, 9.9%, payable 2020                                  9.9             28.7            28.7
    Notes, 7.725%-9.45%, payable through 2022                       8.3            545.9           558.8
    Notes, adjustable rate, payable through 2007                    7.1            264.6           183.2
    Other, payable 2003                                             6.7             15.1            20.9
  Unsecured long-term debt
    Debentures, 6.25%-10.25%, payable through 2031                  7.4          1,548.6         1,548.2
    Notes, 6.125%-9.25%, payable through 2032 (3)                   7.8          9,675.2         9,500.5
    Notes, adjustable rate, payable through 2004                    5.3            494.7           759.9
    Other, payable through 2006                                     5.6            130.9           158.1

  Capital leases, payable through 2005                              6.1             91.9           139.9
                                                                            ------------    ------------
                                                                                12,795.6        12,979.2
Long-term debt due within one year                                              (2,304.5)       (1,082.8)
                                                                            ------------    ------------
Total long-term debt                                                        $   10,491.1    $   11,896.4
                                                                            ============    ============


(1)  At March 31, 2003.

(2) Interest rate for $954.6 million (RMT note payable) is based on the Eurodollar rate plus 4 percent per annum. The principal balance includes interest accruing to the note at a fixed rate of 14 percent compounded quarterly.

(3) Includes $1.1 billion of 6.5 percent notes, payable 2007 subject to remarketing in 2004 (FELINE PACS). If a remarketing is unsuccessful in 2004 and a second remarketing in February 2005 is unsuccessful as defined in the offering document of the FELINE PACS, then Williams could exercise its right to foreclose on the notes in order to satisfy the obligation of the holders of the equity forward contracts requiring the holder to purchase Williams common stock.

REVOLVING CREDIT FACILITIES

     Under the terms of Williams' revolving credit agreement (amended in July 2002, restated in October 2002, and amended in March 2003), Northwest Pipeline and Transco have access to $400 million and Texas Gas Transmission has access to $200 million, while Williams (Parent) has access to all unborrowed amounts. Interest rates vary based on LIBOR plus an applicable margin (which varies with Williams' senior unsecured credit ratings). During first-quarter 2003, Williams completed asset sales which reduced the commitments from participating banks in the revolving credit facility to $400 million. After 1) certain pre-existing debt with a balance of $294.2 million at March 31, 2003, is paid off and pre-existing letters of credit totaling $94.5 million at March 31, 2003, are cash collateralized ($67.3 million is cash collateralized at March 31, 2003) and
2) in certain circumstances, the letter of credit facility (discussed below) is collateralized, the commitments may be further reduced to zero as a result of additional asset sales. No amounts were outstanding under this agreement at March 31, 2003.

     Changes to the revolving credit facility under the terms of the March 2003 amendment include: (i) a modified consolidated debt to consolidated net worth plus consolidated debt financial covenant to maintain the threshold at 68 percent from March 30, 2003 through June 30, 2003 and 65 percent after June 30, 2003, (rather than reducing from 68 percent to 65 percent at March 30, 2003),
(ii) approval of additional asset sales, including the sales of Williams' investments in Williams Energy Partners L.P., Texas Gas pipeline system, Midstream Gas & Liquids' investments in four liquids pipelines and other miscellaneous assets and (iii) exclusion of the convenience stores and terminals from the Alaska assets pledged as collateral. At March 31, 2003, Williams' ratio of consolidated debt to consolidated net worth plus consolidated debt as defined in Williams' amended revolving credit facility was 65.1 percent. The ratio of interest expense plus cash flow to interest expense, as defined in the agreements, for the twelve months ended March 31, 2003, was 2.2. Failure to meet the required covenants of the revolving credit facility could become an event of default and could result in acceleration of amounts due under this facility and other company debt obligations with similar covenants, or for which there are certain provisions for cross-default in place.

     In addition to the revolving credit facility discussed above, Williams Energy Partners L.P. has an $85 million unsecured revolving credit facility with no amounts outstanding at March 31, 2003.

LETTER OF CREDIT FACILITY -- $400 MILLION

     Williams has a $400 million letter of credit facility that expires July 2003. Letters of credit totaling $383 million have been issued by the participating financial institutions under this facility at March 31, 2003. As of March 31, 2003, a total of $9.3 million letters of credit under this agreement have been cash collateralized.

ISSUANCES AND RETIREMENTS

     Significant long-term debt, including capital leases, issuances and retirements, other than amounts under revolving credit agreements, for the three months ended March 31, 2003 are as follows:

                                                                Principal
Issue/Terms                                       Due Date       Amount
-----------                                    ------------   ------------
                                                               (Millions)
Issuances of long-term debt in 2003:
  8.125% senior notes                                  2010   $      175.0
    (Northwest Pipeline)

Retirements/prepayments of long-term debt in 2003:
  Preferred interests                             2003-2006   $      139.0
  Various capital leases                               2005           48.0
  Various notes, 8.55% - 9.45%                         2003           13.0
  Various notes, adjustable rate                  2003-2004          154.1

11. Contingent liabilities and commitments
--------------------------------------------------------------------------------
RATE AND REGULATORY MATTERS AND RELATED LITIGATION

     Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $11 million for potential refund as of March 31, 2003.
     Williams Energy Marketing & Trading Company (Energy Marketing & Trading) subsidiaries are engaged in power marketing in various geographic areas, including California. Prices charged for power by Williams and other traders and generators in California and other western states have been challenged in various proceedings including those before the FERC. In December 2002, the FERC issued an order which provided that, for the period between October 2, 2000 and December 31, 2002, the FERC may order refunds from Williams and other similarly situated companies if the FERC finds that the wholesale markets in California are unable to produce competitive, just and reasonable prices or that market power or other individual seller conduct is exercised to produce an unjust and unreasonable rate. The judge issued his findings in the refund case on December 12, 2002. Under these findings, Williams' refund obligation to the California Independent System Operator (ISO) is $192 million, excluding emissions costs and interest. The judge found that Williams' refund obligation to the California Power Exchange (PX) is $21.5 million, excluding interest. However, the judge found that the ISO owes Williams $246.8 million, excluding interest, and that the PX owes Williams $31.7 million, excluding interest, and $2.9 million in charge backs. The judge's findings do not include the $18 million in emissions costs that the judge found Williams is entitled to use as an offset to refund liability, and the judge's refund amounts are not based on final mitigated market clearing prices. On March 26, 2003, the FERC acted to largely adopt the judge's order with a change to the gas methodology used to set the clearing price. As a result, Energy Marketing & Trading recorded a charge for refund obligations of $37 million and recorded interest income related to amounts due from the counterparties of $33 million. Pursuant to an order from the 9th Circuit, FERC permitted the California parties to conduct additional discovery into market manipulation by sellers in the California markets. The California parties sought this discovery in order to potentially expand the scope of the refunds. On March 3, 2003, the California parties submitted evidence from this discovery on market manipulation. Williams and other sellers submitted comments to the additional evidence on March 20, 2003. The FERC is considering this evidence and is expected to issue further guidance later this year.
     In an order issued June 19, 2001, the FERC implemented a revised price mitigation and market monitoring plan for wholesale power sales by all suppliers of electricity, including Williams, in spot markets for a region that includes California and ten other western states (the "Western Systems Coordinating Council," or "WSCC"). In general, the plan, which was in effect from June 20, 2001 through September 30, 2002, established a market clearing price for spot sales in all hours of the day that was based on the bid of the highest-cost gas-fired California generating unit that was needed to serve the ISO's load. When generation operating reserves fell below seven percent in California (a "reserve deficiency period"), absent cost-based justification for a higher price, the maximum price that Williams could charge for wholesale spot sales in the WSCC was the market clearing price. When generation operating reserves rose to seven percent or above in California, absent cost-based justification for a higher price, Williams' maximum price was limited to 85 percent of the highest hourly price that was in effect during the most recent reserve deficiency period. This methodology initially resulted in a maximum price of $92 per megawatt hour during non-emergency periods and $108 per megawatt hour during emergency periods. These maximum prices remained unchanged throughout summer and fall 2001. Revisions to the plan for the post-September 30, 2002, period were provided on July 17, 2002, as discussed below.
     On December 19, 2001, the FERC reaffirmed its June 19 order with certain clarifications and modifications. It also altered the price mitigation methodology for spot market transactions for the WSCC market for the winter 2001 season and set the period maximum price at $108 per megawatt hour through April 30, 2002. Under the order, this price would be subject to being recalculated when the average gas price rises by a minimum factor of ten percent effective for the following trading day, but in no event would the maximum price drop below $108 per megawatt hour. The FERC also upheld a ten percent addition to the price applicable to sales into California to reflect credit risk. On July 9, 2002, the ISO's operating reserve levels dropped below seven percent for a full operating hour, during which the ISO declared a Stage 1 System Emergency resulting in a new Market Clearing Price cap of $57.14/MWh under the FERC's rules. On July 11, 2002, the FERC issued an order that the existing price mitigation formula be replaced with a hard price cap of $91.87/MWh for spot markets operated in the West (which is the level of price mitigation that existed prior to the July 9, 2002 events that reduced the cap), to be effective July 12, 2002. The cap expired September 30, 2002, but the cap was later extended by FERC to October 30, 2002.

     On July 17, 2002, the FERC issued its first order on the California ISO's proposed market redesign. Key elements of the order include (1) maintaining indefinitely the current must-offer obligation across the West; (2) the adoption of Automatic Mitigation Procedures (AMP) to identify and limit excessive bids and local market power within California, (bids less than $91.87/MWh will not be subject to AMP); (3) a West-wide spot market bid cap of $250/MWh, beginning October 1, 2002, and continuing indefinitely; (4) a requirement that the ISO expedite the following market design elements and requiring them to be filed by October 21, 2002: (a) creation of an integrated day-ahead market; (b) ancillary services market reforms; and (c) hour-ahead and real-time market reforms; and
(5) the development of locational marginal pricing (LMP). The FERC reaffirmed these elements in an order issued October 9, 2002, with the following clarification: (a) generators may bid above the ISO cap, but their bids cannot set the market clearing price and they will be subject to justification and refund, (b) if the market clearing price is projected to be above $91.87 per MWh in any zone, automatic mitigation will be triggered in all zones, (c) the 10 percent creditworthiness adder will be removed effective October 31, 2002. On January 17, 2003, FERC clarified that bids below $91.87 per MWh are not entitled to a safe harbor from mitigation, and where a seller is subject to the must-offer obligation but fails to submit a bid, the ISO may impose a proxy bid. On October 31, 2002, FERC found that the ISO has not explained how it will treat generators that are running at minimum load and dispatched for instructed energy. On December 2, 2002, the ISO proposed to pay for energy at minimum load the uninstructed energy price even when a unit is dispatched for instructed energy. Williams protested on January 2, 2003, arguing that the ISO's proposal fails to keep sellers whole.
     In a separate but related proceeding, certain entities have also asked the FERC to revoke Williams' authority to sell power from California-based generating units at market-based rates, to limit Williams to cost-based rates for future sales from such units and to order refunds of excessive rates, with interest, retroactive to May 1, 2000, and possibly earlier.
     The California Public Utilities Commission (CPUC) filed a complaint with the FERC on February 25, 2002, seeking to void or, alternatively, reform a number of the long-term power purchase contracts entered into between the State of California and several suppliers in 2001, including Energy Marketing & Trading. The CPUC alleges that the contracts are tainted with the exercise of market power and significantly exceed "just and reasonable" prices. The California Electricity Oversight Board (CEOB) made a similar filing on February 27, 2002. The FERC set the complaint for hearing on April 25, 2002, but held the hearing in abeyance pending settlement discussions before a FERC judge. The FERC also ordered that the higher public interest test will apply to the contracts. The FERC commented that the state has a very heavy burden to carry in proving its case. On July 17, 2002, the FERC denied rehearing of the April 25, 2002, order that set for hearing California's challenges to the long-term contracts entered into between the state and several suppliers, including Energy Marketing & Trading. The settlement discussions noted above have resulted in Williams entering into a settlement agreement with the State of California and other non-Federal parties that includes renegotiated long-term energy contracts. These contracts are made up of block energy sales, dispatchable products and a gas contract. The original contract contained only block energy sales. The settlement does not extend to criminal matters or matters of willful fraud, but will resolve civil complaints brought by the California Attorney General against Williams that are discussed below and the State of California's refund claims that are discussed above. Pursuant to the settlement, Williams also will provide consideration of $147 million over eight years and six gas powered electric turbines. In addition, the settlement is intended to resolve ongoing investigations by the States of California, Oregon and Washington. The settlement was reduced to writing and executed on November 11, 2002. The settlement closed on December 31, 2002, after FERC issued an order granting Williams' motion for partial dismissal from the refund proceedings. The dismissal affects Williams' refund obligations to the settling parties, but not to other parties, such as investor-owned utilities. Pursuant to the settlement, the CPUC and CEOB filed on January 13, 2003, a motion to withdraw their complaints against Williams regarding the original block energy sales contract. Private class action plaintiffs also executed the settlement. Various court filings and approvals are necessary to make the settlement effective as to plaintiffs and to terminate the class actions as to Williams.
     On May 2, 2002, PacifiCorp filed a complaint against Energy Marketing & Trading seeking relief from rates contained in three separate confirmation agreements between PacifiCorp and Energy Marketing & Trading (known as the Summer 2002 90-Day Contracts). PacifiCorp filed similar complaints against three other suppliers. PacifiCorp alleges that the rates contained in the contracts are unjust and unreasonable. Energy Marking & Trading filed its answer on May 22, 2002, requesting that the FERC reject the complaint and deny the relief sought. On June 28, 2002, the FERC set PacifiCorp's complaints for hearing, but held the hearing in abeyance pending the outcome of settlement judge proceedings. If the case goes to hearing, the FERC stated that PacifiCorp will bear a heavy burden of proving that the extraordinary remedy of contract modification is justified. The FERC set a refund effective date of July 1, 2002. The hearing was conducted December 13 through December 20, 2002, at FERC. The judge issued an initial decision on February 27, 2003 dismissing the complaints. This decision has been appealed to the FERC and requests have been made to re-open the record.

     On March 14, 2001, the FERC issued a Show Cause Order directing Energy Marketing & Trading and AES Southland, Inc. to show cause why they should not be found to have engaged in violations of the Federal Power Act and various agreements, and they were directed to make refunds in the aggregate of approximately $10.8 million and have certain conditions placed on Williams' market-based rate authority for sales from specific generating facilities in California for a limited period. On April 30, 2001, the FERC issued an Order approving a settlement of this proceeding. The settlement terminated the proceeding without making any findings of wrongdoing by Williams. Pursuant to the settlement, Williams agreed to refund $8 million to the ISO by crediting such amount against outstanding invoices. Williams also agreed to prospective conditions on its authority to make bulk power sales at market-based rates for certain limited facilities under which it has call rights for a one-year period. Williams also has been informed that the facts underlying this proceeding have been investigated by a California Grand Jury, and the investigation has been closed without the Grand Jury taking any action. As a result of federal court orders, FERC released the data it obtained from Williams that gave rise to the show cause order.
     On December 11, 2002, the FERC staff informed Transcontinental Gas Pipe Line Corporation (Transco) of a number of issues the FERC staff identified during the course of a formal, nonpublic investigation into the relationship between Transco and its marketing affiliate, Energy Marketing & Trading. The FERC staff asserted that Energy Marketing & Trading personnel had access to Transco data bases and other information, and that Transco had failed to accurately post certain information on its electronic bulletin board. Williams, Transco and Energy Marketing & Trading did not agree with all of the FERC staff's allegations and furthermore believe that Energy Marketing & Trading did not profit from the alleged activities. Nevertheless, in order to avoid protracted litigation, on March 13, 2003, Williams, Transco and Energy Marketing & Trading executed a settlement of this matter with the FERC staff. An Order approving the settlement was issued by the FERC on March 17, 2003. No requests for rehearing of the March 17, 2003 order were filed; therefore, the order became final on April 16, 2003. Pursuant to the terms of the settlement agreement, Transco will pay a civil penalty in the amount of $20 million, beginning with a payment of $4 million within thirty (30) days of the date the FERC Order approving the settlement becomes final. The first payment is due by May 16, 2003, and the subsequent $4 million payments are due on or before the first, second, third and fourth anniversaries of the first payment. Transco recorded a charge to income and established a liability of $17 million in 2002 on a discounted basis to reflect the future payments to be made over the next four years. In addition, Transco has provided notice to its merchant sales service customers that it will be terminating such services when it is able to do so under the terms of any applicable contracts and FERC certificates authorizing such services. Most of these sales are made through a Firm Sales
(FS) program, and under this program Transco must provide two-year advance notice of termination. Therefore, Transco notified the FS customers of its intention to terminate the FS service effective April 1, 2005. As part of the settlement, Energy Marketing & Trading has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of a compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC's rules governing the relationship of Transco and Energy Marketing & Trading.
     On August 1, 2002, the FERC issued a Notice of Proposed Rulemaking (NOPR) that proposes restrictions on various types of cash management programs employed by companies in the energy industry, such as Williams and its subsidiaries. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would preclude public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and its regulated gas pipelines' current credit ratings are not investment grade. Williams participated in comments in this proceeding on August 28, 2002, by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss the issues raised in the comments filed by parties in this proceeding, and a final rule is expected to be promulgated by FERC in the next several months.
     On February 13, 2002, the FERC issued an Order Directing Staff Investigation commencing a proceeding titled Fact-Finding Investigation of Potential Manipulation of Electric and Natural Gas Prices. Through the investigation, the FERC intends to determine whether "any entity, including Enron Corporation (Enron) (through any of its affiliates or subsidiaries), manipulated short-term prices for electric energy or natural gas in the West or otherwise exercised undue influence over wholesale electric prices in the West, since January 1, 2000, resulting in potentially unjust and unreasonable rates in long-term power sales contracts subsequently entered into by sellers in the West." This investigation does not constitute a Federal Power Act complaint; rather, the results of the investigation will be used by the FERC in any existing or subsequent Federal Power Act or Natural Gas Act complaint. The FERC Staff is directed to complete the investigation as soon as "is practicable." Williams, through many of its subsidiaries, is a major supplier of natural gas and power in the West and, as such, anticipates being the subject of certain aspects of the investigation. Williams is cooperating with all data requests received in this proceeding. On May 8, 2002, Williams received an additional set of data requests from the FERC related to a disclosure by Enron of certain trading practices in which it may have been engaged in the California market. On May 21, and May 22, 2002, the FERC supplemented the request inquiring as to "wash" or "round trip" transactions. Williams responded on May 22, 2002, May 31, 2002, and June 5, 2002, to the data requests. On June 4, 2002, the FERC issued an order to Williams to show cause why its market-based rate authority should not be revoked as the FERC found that certain of Williams' responses related to the Enron trading practices constituted a failure to cooperate with the staff's investigation. Williams subsequently supplemented its responses to address the show cause order. On July 26, 2002, Williams received a letter from the FERC informing Williams that it had reviewed all of Williams' supplemental responses and concluded that Williams responded to the initial May 8, 2002 request.
     In response to an article appearing in the New York Times on June 2, 2002, containing allegations by a former Williams employee that it had attempted to "corner" the natural gas market in California, and at Williams' invitation, the FERC is conducting an investigation into these allegations. Also, the Commodity Futures Trading Commission (CFTC) and the U.S. Department of Justice (DOJ) are conducting an investigation regarding gas and power trading and have requested information from Williams in connection with this investigation.
     Williams disclosed on October 25, 2002, that certain of its gas traders had reported inaccurate information to a trade publication that published gas price indices. On November 8, 2002, Williams received a subpoena from a federal grand jury in Northern California seeking documents related to Williams' involvement in California markets, including its reporting to trade publications for both gas and power transactions. Williams is in the process of completing its response to the subpoena. The CFTC's and the DOJ's investigations into this matter are continuing.
     On March 26, 2003, FERC issued an order addressing Enron trading practices, the allegation of cornering the gas market, and the gas price index issue. The March 26, 2003 order cleared Williams on the issue of cornering the market and contemplated or established further proceedings on the other two as to Williams and numerous other market participants.
     On May 31, 2002, Williams received a request from the Securities and Exchange Commission (SEC) to voluntarily produce documents and information regarding "round-trip" trades for gas or power from January 1, 2000, to the present in the United States. On June 24, 2002, the SEC made an additional request for information including a request that Williams address the amount of Williams' credit, prudency and/or other reserves associated with its energy trading activities and the methods used to determine or calculate these reserves. The June 24, 2002, request also requested Williams' volumes, revenues, and earnings from its energy trading activities in the Western U.S. market. Williams has responded to the SEC's requests.
     On July 3, 2002, the ISO announced fines against several energy producers including Williams, for failure to deliver electricity in 2001 as required. The ISO fined Williams $25.5 million, which will be offset against Williams' claims for payment from the ISO. Williams believes the vast majority of fines are not justified and has challenged the fines pursuant to the FERC approved process contained in the ISO tariff.
     On December 3, 2002, an administrative law judge at the FERC issued an initial decision in Transco's general rate case which, among other things, rejects the recovery of the costs of Transco's Mobile Bay expansion project from its shippers on a "rolled-in" basis and finds that incremental pricing for the Mobile Bay expansion project is just and reasonable. The initial decision does not address the issue of the effective date for the change to incremental pricing, although Transco's rates reflecting recovery of the Mobile Bay expansion project costs on a "rolled-in" basis have been in effect since September 1, 2001. The administrative law judge's initial decision is subject to review by the FERC. Energy Marketing & Trading holds long-term transportation capacity on the Mobile Bay expansion project. If the FERC adopts the decision of the administrative law judge on the pricing of the Mobile Bay expansion project and also requires that the decision be implemented effective September 1, 2001, Energy Marketing & Trading could be subject to surcharges of approximately $22 million, including interest, for prior periods, in addition to increased costs going forward.

ENVIRONMENTAL MATTERS

     Since 1989, Texas Gas Transmission Corporation (Texas Gas) and Transco have had studies under way to test certain of their facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At March 31, 2003, these subsidiaries had accrued liabilities totaling approximately $31 million for these costs.
     Certain Williams' subsidiaries, including Texas Gas and Transco, have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, Williams does not believe that these obligations or the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows. In the event the sale of Texas Gas to Loews Corporation is completed, Texas Gas' liability for clean-up at these sites will remain with Texas Gas.
     Transco and Texas Gas have identified polychlorinated biphenyl contamination (PCB) in air compressor systems, soils and related properties at certain compressor station sites. Transco and Texas Gas have also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites have been commenced by Texas Gas and Transco. Texas Gas and Transco likewise had accrued liabilities for these costs which are included in the $31 million liability mentioned above. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors. Liability for PCB contamination will remain with Texas Gas after the closing of its sale to Loews Corporation.
     In addition to its Gas Pipelines, Williams and its subsidiaries, including those reported in discontinued operations, also accrue environmental remediation costs for its natural gas gathering and processing facilities, petroleum products pipelines, retail petroleum and refining operations and for certain facilities related to former propane marketing operations primarily related to soil and groundwater contamination. In addition, Williams owns a discontinued petroleum refining facility that is being evaluated for potential remediation efforts. At March 31, 2003, Williams and its subsidiaries, including those reported in discontinued operations, had accrued liabilities totaling approximately $47 million for these costs. Williams and its subsidiaries, including those reported in discontinued operations, accrue receivables related to environmental remediation costs based upon an estimate of amounts that will be reimbursed from state funds for certain expenses associated with underground storage tank problems and repairs. At March 31, 2003, Williams and its subsidiaries, including those reported in discontinued operations, had accrued receivables totaling $1 million.
     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At March 31, 2003, Williams had approximately $9 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
     On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from Williams' pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period from July 1, 1998 through July 2, 2001. In November 2001, Williams furnished its response.
     In 2002, Williams Refining & Marketing, LLC (Williams Refining) submitted to the EPA a self-disclosure letter indicating noncompliance with the EPA's benzene waste "NESHAP" regulations. This unintentional noncompliance had occurred due to a regulatory interpretation that resulted in under-counting the total annual benzene level at the Memphis refinery. Also in 2002, the EPA conducted an all-media audit of the Memphis refinery. The EPA anticipates releasing a report of its audit findings in mid-2003. The EPA will likely assess a penalty on Williams Refining due to the benzene waste NESHAP issue, but the amount of any such penalty is not known. On March 4, 2003, Williams completed the sale of the Memphis refinery. Williams is obligated to indemnify the purchaser for any such penalty and accrued $2 million in connection with the sale for this obligation.

OTHER LEGAL MATTERS

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco and Texas Gas each entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco, through its agent Energy Marketing & Trading, continues to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions which have no carrying value. Producers have received and may receive other demands, which could result in claims pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and either Transco or Texas Gas. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined.
     As a result of these settlements, Transco has been sued by certain producers seeking indemnification from Transco. Transco is currently defending two lawsuits in which producers have asserted damages, including interest calculated through March 31, 2003, of approximately $18 million.
     On June 8, 2001, fourteen Williams entities were named as defendants in a nationwide class action lawsuit which had been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction and other grounds. On August 19, 2002, the defendants' motion to dismiss on nonjurisdictional grounds was denied. On September 17, 2002, the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the class. On April 10, 2003 the court denied the plaintiffs' motion for class certification. The motion to dismiss for lack of personal jurisdiction remains pending.
     In 1998, the DOJ informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries. In connection with its sale of Kern River, the Company agreed to indemnify the purchaser for any liability relating to this claim, including legal fees. The maximum amount of future payments that Williams could potentially be required to pay under this indemnification depends upon the ultimate resolution of the claim and cannot currently be determined. No amounts have been accrued for this indemnification. Grynberg has also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. On October 9, 2002, the court granted a motion to dismiss Grynberg's royalty valuation claims. Grynberg's measurement claims remain pending against Williams and the other defendants.
     On August 6, 2002, Jack J. Grynberg, and Celeste C. Grynberg, Trustee on Behalf of the Rachel Susan Grynberg Trust, and the Stephen Mark Grynberg Trust, served The Williams Companies and Williams Production RMT Company with a complaint in the District Court in and for the City of Denver, State of Colorado. The complaint alleges that the defendants have used mismeasurement techniques that distort the BTU heating content of natural gas, resulting in the alleged underpayment of royalties to Grynberg and other independent natural gas producers. The complaint also alleges that defendants inappropriately took deductions from the gross value of their natural gas and made other royalty valuation errors. Theories for relief include breach of contract, breach of implied covenant of good faith and fair dealing, anticipatory repudiation, declaratory relief, equitable accounting, civil theft, deceptive trade practices, negligent misrepresentation, deceit based on fraud, conversion, breach of fiduciary duty, and violations of the state racketeering statute. Plaintiff is seeking actual damages of between $2 million and $20 million based on interest rate variations, and punitive damages in the amount of approximately $1.4 million dollars. On October 7, 2002, the Williams defendants filed a motion to stay the proceedings in this case based on the pendency of the False Claims Act litigation discussed in the preceding paragraph.

     Williams and certain of its subsidiaries are named as defendants in various putative, nationwide class actions brought on behalf of all landowners on whose property the plaintiffs have alleged WilTel Communications Group, Inc. (WilTel) installed fiber-optic cable without the permission of the landowners. Williams and its subsidiaries have been dismissed from all of the cases.
     In November 2000, class actions were filed in San Diego, California Superior Court by Pamela Gordon and Ruth Hendricks on behalf of San Diego rate payers against California power generators and traders including Williams Energy Services Company and Energy Marketing & Trading, subsidiaries of Williams. Three municipal water districts also filed a similar action on their own behalf. Other class actions have been filed on behalf of the people of California and on behalf of commercial restaurants in San Francisco Superior Court. These lawsuits result from the increase in wholesale power prices in California that began in the summer of 2000. Williams is also a defendant in other litigation arising out of California energy issues. The suits claim that the defendants acted to manipulate prices in violation of the California antitrust and unfair business practices statutes and other state and federal laws. Plaintiffs are seeking injunctive relief as well as restitution, disgorgement, appointment of a receiver, and damages, including treble damages. These cases have all been administratively consolidated in San Diego County Superior Court. As part of a comprehensive settlement with the State of California and other parties, Williams and the lead plaintiffs in these suits have resolved the claims. While the settlement is final as to the State of California, the San Diego Superior Court must still approve it as to the plaintiff ratepayers.
     On May 2, 2001, the Lieutenant Governor of the State of California and Assemblywoman Barbara Matthews, acting in their individual capacities as members of the general public, filed suit against five companies and fourteen executive officers, including Energy Marketing & Trading and Williams' then current officers Keith Bailey, Chairman and CEO of Williams, Steve Malcolm, President and CEO of Williams Energy Services and an Executive Vice President of Williams, and Bill Hobbs, Senior Vice President of Williams Energy Marketing & Trading, in Los Angeles Superior State Court alleging State Antitrust and Fraudulent and Unfair Business Act Violations and seeking injunctive and declaratory relief, civil fines, treble damages and other relief, all in an unspecified amount. This case is being administratively consolidated with the other class actions in San Diego Superior Court. As part of a comprehensive settlement with the State of California and other parties, Williams and the lead plaintiffs in these suits have resolved the claims. While the settlement is final as to the State of California, the San Diego Superior Court must still approve it as to the plaintiffs in this suit.
     On October 5, 2001, a suit was filed on behalf of California taxpayers and electric ratepayers in the Superior Court for the County of San Francisco against the Governor of California and 22 other defendants consisting of other state officials, utilities and generators, including Energy Marketing & Trading. The suit alleges that the long-term power contracts entered into by the state with generators are illegal and unenforceable on the basis of fraud, mistake, breach of duty, conflict of interest, failure to comply with law, commercial impossibility and change in circumstances. Remedies sought include rescission, reformation, injunction, and recovery of funds. Private plaintiffs have also brought five similar cases against Williams and others on similar grounds. These suits have all been removed to federal court, and plaintiffs are seeking to remand the cases to state court. In January, 2003, the federal district court granted the plaintiffs' motion to remand the case to San Diego Superior Court, but on February 20, 2003, the United States Court of Appeals for the Ninth Circuit, on its own motion, stayed the remand order pending its review of an appeal of the remand order by certain defendants. As part of a comprehensive settlement with the State of California and other parties, Williams and the lead plaintiffs in these suits have resolved the claims. While the settlement is final as to the State of California, once the jurisdictional issue is resolved, either the San Diego Superior Court or the United States District Court for the Southern District of California must still approve the settlement as to the plaintiff ratepayers and taxpayers.
     Numerous shareholder class action suits have been filed against Williams in the United States District Court for the Northern District of Oklahoma. The majority of the suits allege that Williams and co-defendants, WilTel and certain corporate officers, have acted jointly and separately to inflate the stock price of both companies. Other suits allege similar causes of action related to a public offering in early January 2002, known as the FELINE PACS offering. These cases were filed against Williams, certain corporate officers, all members of the Williams board of directors and all of the offerings' underwriters. These cases have all been consolidated and an order has been issued requiring separate amended consolidated complaints by Williams and WilTel equity holders. The amended complaint of the WilTel securities holders was filed on September 27, 2002, and the amended complaint of the WMB securities holders was filed on October 7, 2002. This amendment added numerous claims related to Energy Marketing & Trading. In addition, four class action complaints have been filed against Williams and the members of its board of directors under the Employee Retirement Income Security Act by participants in Williams' 401(k) plan. A motion to consolidate these suits has been approved. Williams and other defendants have filed motions to dismiss each of these suits. Oral arguments on the motions were held in April 2003 and decisions are pending. Derivative shareholder suits have been filed in state court in Oklahoma, all based on similar allegations. On August 1, 2002, a motion to consolidate and a motion to stay these suits pending action by the federal court in the shareholder suits was approved.

   On April 26, 2002, the Oklahoma Department of Securities issued an order initiating an investigation of Williams and WilTel regarding issues associated with the spin-off of WilTel and regarding the WilTel bankruptcy. Williams has committed to cooperate fully in the investigation.
   On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Williams Gas Processing -- Gulf Coast Company, L.P. (WGP), Williams Gulf Coast Gathering Company (WGCGC), Williams Field Services Company (WFS) and Transco, alleging concerted actions by the affiliates frustrating the FERC's regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries on the recently spundown and deregulated North Padre Island offshore gathering system. On September 5, 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined an unbundled gathering rate for service on these facilities which is to be collected by Transco. Transco, WGP, WGCGC and WFS believe their actions were reasonable and lawful and have sought rehearing of the FERC's order.
   On October 23, 2002, Western Gas Resources, Inc. and its subsidiary, Lance Oil and Gas Company, Inc. filed suit against Williams Production RMT Company in District Court for Sheridan, Wyoming, claiming that the merger of Barrett Resources Corporation and Williams triggered a preferential right to purchase a portion of the coal bed methane development properties owned by Barrett in the Powder River Basin of northeastern Wyoming. In addition, Western claims that the merger triggered certain rights of Western to replace Barrett as operator of those properties. Mediation efforts are continuing and a trial date has been set for July 2004. The Company believes that the claims have no merit.
   Williams Alaska Petroleum, Inc. (WAPI) is actively engaged in administrative litigation being conducted jointly by the FERC and the Regulatory Commission of Alaska concerning the Trans-Alaska Pipeline System (TAPS) Quality Bank. Primary issues being litigated include the appropriate valuation of the naphtha, heavy distillate, vacuum gas oil and residual product cuts within the TAPS Quality Bank as well as the appropriate retroactive effects of the determinations. WAPI's interest in these proceedings is material as the matter involves claims by crude producers and the State of Alaska for retroactive payments plus interest from WAPI in the range of $150 million to $200 million aggregate. Because of the complexity of the issues involved, however, the outcome cannot be predicted with certainty nor can the likely result be quantified.
     Energy Marketing & Trading has paid and received various settlement amounts in conjunction with the liquidation of trading positions during 2002 and the first quarter of 2003. Additionally, one counterparty has disputed a settlement amount related to the liquidation of a trading position with Energy Marketing & Trading, and the amount is in excess of $100 million payable to Energy Marketing & Trading. The matter is being arbitrated. This counterparty, American Electric Power Company, Inc. (AEP), is a related party as a result of a director who serves on both Williams' and AEP's board of directors. Energy Marketing & Trading's net revenues from AEP were $264.6 million in 2002. At December 31, 2002, amounts due from and due to AEP were $215.1 million and $106.4 million, respectively. This information for 2002 corrects information previously disclosed by the Company. For the first quarter of 2003, there were no revenues.
   In addition to the foregoing, various other proceedings are pending against Williams or its subsidiaries which are incidental to their operations.

   SUMMARY

   Litigation, arbitration, regulatory matters and environmental matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a materially adverse effect upon Williams' future financial position.

   COMMITMENTS

   Energy Marketing & Trading has entered into certain contracts giving it the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are currently in operation throughout the continental United States. At March 31, 2003, annual estimated committed payments under these contracts range from approximately $333 million to $462 million through 2018 and decline over the remaining four years to $60 million in 2022, resulting in total committed payments over the next 20 years of approximately $8 billion.

   GUARANTEES

   In 2001, Williams sold its investment in Ferrellgas Partners L.P. senior common units (Ferrellgas units). As part of the sale, Williams became party to a put agreement whereby the purchaser's lenders can unilaterally require Williams to repurchase the units upon nonpayment by the purchaser of its term loan due to its lender or failure or default by Williams under any of its debt obligations greater than $60 million. The maximum potential obligation under the put agreement at March 31, 2003, was $87.9 million. Williams' contingent obligation decreases as purchaser's payments are made to the lender. Collateral and other recourse provisions include the outstanding Ferrellgas units and a guarantee from Ferrellgas Partners L.P. to cover any shortfall from the sale of the Ferrellgas units at less than face value. The proceeds from the liquidation of the Ferrellgas units combined with the Ferrellgas Partners' guarantee should be sufficient to cover any required payment by Williams. The put agreement expires December 30, 2005. There have been no events of default and the purchaser has performed as required under payment terms with the lender. No amounts have been accrued for this contingent obligation as management believes it is not probable that Williams would be required to perform under this obligation.
   In connection with the 1993 public offering of units in the Williams Coal Seam Gas Royalty Trust (Royalty Trust), Exploration & Production entered a gas purchase contract for the purchase of natural gas in which the Royalty Trust holds a net profits interest. Under this agreement, Exploration & Production guarantees a minimum purchase price that the Royalty Trust will realize in the calculation of its net profits interest. Exploration & Production has an annual option to discontinue this minimum purchase price guarantee and pay solely based on an index price. The maximum potential future exposure associated with this guarantee is not determinable because it is dependent upon natural gas prices and production volumes. No amounts have been accrued for this contingent obligation as the index price continues to exceed the minimum purchase price.
   In connection with the 1987 sale of certain real estate assets associated with its Tulsa headquarters, Williams guaranteed 70 percent of the principal and interest payments through 2007 on revenue bonds issued by the purchaser to finance those assets. In the event that future operating results from these assets are not sufficient to make the principal and interest payments, Williams is required to fund that short-fall. The maximum potential future payments under this guarantee are $8.6 million, all of which is accrued at March 31, 2003.
   In connection with the construction of a joint venture pipeline project, Williams guaranteed 50 percent of the joint venture's project financing in the event of nonpayment by the joint venture. Williams' maximum potential liability under this guarantee, based on the outstanding project financing at March 31, 2003, is $13.7 million. As additional borrowings are made under the $191.4 million project financing facility, Williams' maximum potential exposure will increase. This guarantee expires in March 2005, and no amounts have been accrued at March 31, 2003.
   Williams Gas Pipeline Company, L.L.C. (WGP) has guaranteed commercial letters of credit totaling $16.9 million on behalf of ACCROVEN, an equity investee of Midstream Gas & Liquids. In the event that the financial institution is required to provide funding pursuant to the letters of credit, WGP would be required to reimburse the financial institution. These expire in January 2004, have no carrying value and are fully collateralized with cash.
   Discovery Pipeline (Discovery) is a joint venture gas gathering and processing system. Williams has provided a guarantee in the event of nonperformance on 50 percent of Discovery's debt obligation, or approximately $126.9 million at March 31, 2003. Performance under the guarantee generally would occur upon a failure of payment by the financed entity or certain events of default related to the guarantor. These events of default primarily relate to bankruptcy and/or insolvency of the guarantor. The guarantee expires upon the maturity of the debt obligation at the end of 2003, and no amounts have been accrued as of March 31, 2003.
   Williams has provided guarantees in the event of nonpayment by WilTel on certain lease performance obligations of WilTel that extend through 2042 and have a maximum potential exposure of approximately $53 million. Williams' exposure declines systematically throughout the remaining term of WilTel's obligations. At March 31, 2003, Williams has an accrued liability of $47.3 million for this guarantee.

12. Comprehensive income (loss)
--------------------------------------------------------------------------------
   Comprehensive loss is as follows:

                                              Three months ended
                                                  March 31,
                                           ------------------------
(Millions)                                    2003          2002
                                           ----------    ----------
   Net income (loss)                       $   (814.5)   $    107.7
   Other comprehensive loss:
     Unrealized gains (losses)
       on securities                             (4.2)          1.1
     Unrealized losses on derivative
       instruments                             (184.1)       (201.3)
     Net reclassification into
       earnings of derivative
       instrument (gains) losses                 15.3        (154.3)
     Foreign currency
       translation adjustments                   24.7          (1.4)
                                           ----------    ----------
   Other comprehensive loss before
     taxes and minority interest               (148.3)       (355.9)
   Income tax benefit on other
     comprehensive loss                          66.2         135.0
                                           ----------    ----------
Other comprehensive loss                        (82.1)       (220.9)
                                           ----------    ----------
   Comprehensive loss                      $   (896.6)   $   (113.2)
                                           ==========    ==========


   Components of other comprehensive income (loss) before taxes related to discontinued operations are as follows:

                                                Three months ended
                                                    March 31,
                                               --------------------
(Millions)                                       2003        2002
                                               --------    --------
Unrealized losses on derivative instruments    $    (.4)   $   (2.7)
Net reclassification into earnings of
  derivative instruments (gains) losses              .5        (1.6)
                                               --------    --------
Other comprehensive income (loss)
  before taxes related to discontinued
  operations                                   $     .1    $   (4.3)
                                               ========    ========

13. Segment disclosures
--------------------------------------------------------------------------------

Segments

   Williams' reportable segments are strategic business units that offer different products and services. The segments are managed separately, because each segment requires different technology, marketing strategies and industry knowledge. Other includes corporate operations.

Segments - Performance measurement

   Williams currently evaluates performance based upon segment profit (loss) from operations which includes revenues from external and internal customers, operating costs and expenses, depreciation, depletion and amortization, equity earnings (losses) and income (loss) from investments including gains/losses on impairments related to investments accounted for under the equity method. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.
   Energy Marketing & Trading has entered into intercompany interest rate swaps with the corporate parent, the effect of which is included in Energy Marketing & Trading's segment revenues and segment profit (loss) as shown in the reconciliation within the following tables. The results of interest rate swaps with external counterparties are shown as interest rate swap loss in the Consolidated Statement of Operations below operating income (loss).
  The majority of energy commodity hedging by certain Williams' business units is done through intercompany derivatives with Energy Marketing & Trading which, in turn, enters into offsetting derivative contracts with unrelated third parties. Energy Marketing & Trading bears the counterparty performance risks associated with unrelated third parties.
  The following tables reflect the reconciliation of revenues and operating income as reported in the Consolidated Statement of Operations to segment revenues and segment profit (loss).

13. Segment disclosures (continued)

                                         Energy                        Exploration      Midstream       Williams
                                        Marketing          Gas             &             Gas &           Energy       Petroleum
                                        & Trading        Pipeline       Production       Liquids         Partners      Services
                                       ------------     ------------   ------------    ------------    ------------   ------------
                                                                                        (MILLIONS)
THREE MONTHS ENDED MARCH 31, 2003

Segment revenues:
   External                            $    3,511.4     $      399.3   $       (7.1)   $    1,115.7    $      113.1   $      227.4
   Internal                                   264.2              7.1          273.5            17.5             3.6           12.3
                                       ------------     ------------   ------------    ------------    ------------   ------------
Total segment revenues                      3,775.6            406.4          266.4         1,133.2           116.7          239.7
                                       ------------     ------------   ------------    ------------    ------------   ------------
Less intercompany interest
   rate swap gain (loss)                       (5.9)              --             --              --              --             --
                                       ------------     ------------   ------------    ------------    ------------   ------------
Total revenues                         $    3,781.5     $      406.4   $      266.4    $    1,133.2    $      116.7   $      239.7
                                       ------------     ------------   ------------    ------------    ------------   ------------
Segment profit (loss)                  $     (136.4)    $       94.6   $      126.1    $      106.9    $       35.4   $       22.1
Less:
   Equity earnings (loss)                        --              1.7            2.1            (3.2)             --            3.6
   Intercompany interest
      rate swap gain (loss)                    (5.9)              --             --              --              --             --
                                       ------------     ------------   ------------    ------------    ------------   ------------
Segment operating
   income (loss)                       $     (130.5)    $       92.9   $      124.0    $      110.1    $       35.4   $       18.5
                                       ------------     ------------   ------------    ------------    ------------   ------------
General corporate expenses

Consolidated operating
   income

THREE MONTHS ENDED MARCH 31, 2002

Segment revenues:
   External                            $      583.9     $      367.5   $       17.6    $      386.3    $       78.3   $      181.3
   Internal                                  (228.9)*           16.5          210.1            13.7            13.8            6.2
                                       ------------     ------------   ------------    ------------    ------------   ------------
Total segment revenues                        355.0            384.0          227.7           400.0            92.1          187.5
                                       ------------     ------------   ------------    ------------    ------------   ------------
Less intercompany interest
   rate swap gain (loss)                       14.1               --             --              --              --             --
                                       ------------     ------------   ------------    ------------    ------------   ------------
Total revenues                         $      340.9     $      384.0   $      227.7    $      400.0    $       92.1   $      187.5
                                       ------------     ------------   ------------    ------------    ------------   ------------
Segment profit (loss)                  $      283.1     $      179.3   $      106.3    $       54.3    $       26.9   $       22.6
Less:
   Equity earnings (loss)                      (4.0)            19.5            (.4)            1.6              --             --
   Intercompany interest
      rate swap gain (loss)                    14.1               --             --              --              --             --
                                       ------------     ------------   ------------    ------------    ------------   ------------
Segment operating
   income (loss)                       $      273.0     $      159.8   $      106.7    $       52.7    $       26.9   $       22.6
                                       ------------     ------------   ------------    ------------    ------------   ------------
General corporate expenses

Consolidated operating
   income








                                           Other         Eliminations       Total
                                         ------------    ------------    ------------
THREE MONTHS ENDED MARCH 31, 2003

Segment revenues:
   External                              $        0.4    $         --    $    5,360.2
   Internal                                      13.6          (591.8)             --
                                         ------------    ------------    ------------
Total segment revenues                           14.0          (591.8)        5,360.2
                                         ------------    ------------    ------------
Less intercompany interest
   rate swap gain (loss)                           --             5.9              --
                                         ------------    ------------    ------------
Total revenues                           $       14.0    $     (597.7)   $    5,360.2
                                         ------------    ------------    ------------
Segment profit (loss)                    $       (0.3)   $         --    $      248.4
Less:
   Equity earnings (loss)                         0.1              --             4.3
   Intercompany interest
      rate swap gain (loss)                        --              --            (5.9)
                                         ------------    ------------    ------------
Segment operating
   income (loss)                         $       (0.4)   $         --    $      250.0
                                         ------------    ------------    ------------
General corporate expenses                                                      (22.9)
                                                                         ------------
Consolidated operating
   income                                                                $      227.1
                                                                         ============
THREE MONTHS ENDED MARCH 31, 2002

Segment revenues:
   External                              $        7.1    $         --    $    1,622.0
   Internal                                       9.8           (41.2)             --
                                         ------------    ------------    ------------
Total segment revenues                           16.9           (41.2)        1,622.0
                                         ------------    ------------    ------------
Less intercompany interest
   rate swap gain (loss)                           --           (14.1)             --
                                         ------------    ------------    ------------
Total revenues                           $       16.9    $      (27.1)   $    1,622.0
                                         ============    ============    ============
Segment profit (loss)                    $      (10.7)   $         --    $      661.8
Less:
   Equity earnings (loss)                        (9.2)             --             7.5
   Intercompany interest
      rate swap gain (loss)                        --              --            14.1
                                         ------------    ------------    ------------
Segment operating
   income (loss)                         $       (1.5)   $         --           640.2
                                         ------------    ------------    ------------
General corporate expenses                                                      (38.2)
                                                                         ------------
Consolidated operating
   income                                                                $      602.0
                                                                         ============



* Prior to January 1, 2003, Energy Marketing & Trading intercompany cost of sales, which were netted in revenues consistent with fair-value accounting, exceeded intercompany revenue. Beginning January 1, 2003, EM&T intercompany cost of sales are no longer netted in revenues due to adoption of EITF 02-3 (see Note 3).

13. Segment disclosures (continued)


                                           Total Assets
                               -------------------------------------
(Millions)                      March 31, 2003     December 31, 2002
                               ----------------    -----------------
Energy Marketing & Trading     $       14,054.3    $        12,533.2
Gas Pipeline                            8,285.5              8,196.5
Exploration & Production                5,652.0              5,816.4
Midstream Gas & Liquids                 5,129.6              5,027.0
Williams Energy Partners                1,117.1              1,110.2
Petroleum Services                      1,147.2              1,189.6
Other                                   6,691.3              6,829.1
Eliminations                           (6,840.6)            (6,694.8)
                               ----------------    -----------------
                                       35,236.4             34,007.2
Discontinued operations                   205.9                981.3
                               ----------------    -----------------
Total                          $       35,442.3    $        34,988.5
                               ================    =================

14. Subsequent events
--------------------------------------------------------------------------------

    In April 2003, Williams' board of directors approved plans authorizing management to negotiate and facilitate the sales pursuant to terms of proposed sales agreements of Texas Gas Transmission Corporation, Williams' general partner interest and limited partner equity interest in Williams Energy Partners, and certain natural gas exploration and production properties. Beginning in April 2003, the assets and liabilities of these operations will be classified as held for sale and Texas Gas and Williams Energy Partners will be reflected as discontinued operations.

    On April 9, 2003, Williams announced it had signed a definitive agreement to sell certain natural gas exploration and production properties in Kansas, Colorado and New Mexico to XTO Energy Inc. for $400 million in cash. On April 24, 2003, Williams announced it had signed a definitive agreement to sell additional natural gas exploration and production properties in Utah for $48.6 million in cash to Berry Petroleum. These transactions are expected to close in second-quarter 2003 and are expected to result in estimated pre-tax gains totaling between $135 million to $145 million.

    On April 14, 2003, Williams announced it had signed a definitive agreement to sell Texas Gas Transmission Corporation to Loews Pipeline Holding Corp. for $1.045 billion, which includes $795 million in cash to be paid to Williams and $250 million in debt that will remain at Texas Gas. The sale is expected to close in May 2003.

    On April 21, 2003, Williams announced it had signed a definitive agreement to sell its general partner interest and limited partner equity interest in Williams Energy Partners to a newly formed entity owned by Madison Dearborn Partners, LLC, Carlyle/Riverstone Global Energy and Power Fund II, L.P. for $512 million in cash. In addition, this sale will result in the removal of $570 million of partnership debt from Williams' consolidated balance sheet. The sale is expected to close in June 2003 and is expected to result in a pre-tax gain of at least $285 million to $300 million.

   The summarized assets and liabilities of these disposal groups reflected in the consolidated balance sheet at March 31, 2003, are as follows:

                                         (Millions)
                                         ----------
    Total current assets                 $    229.5

Property, plant and equipment               2,164.7
Other non-current assets                      188.2
                                         ----------
    Total non-current assets                2,352.9
                                         ----------
    Total assets                         $  2,582.4
                                         ==========
Long-term debt due within one year       $     90.0
Other current liabilities                     124.3
                                         ----------
    Total current liabilities                 214.3

Long-term debt                                729.7
Other non-current liabilities                 464.7
                                         ----------
    Total liabilities                    $  1,408.7
                                         ==========

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


RECENT EVENTS AND COMPANY OUTLOOK

     On February 20, 2003, Williams outlined its planned business strategy for the next few years. Williams believes it to be a comprehensive response to the events that have impacted the energy sector and Williams during 2002. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams' liquidity through more asset sales, limited levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status by 2005, while retaining businesses with favorable returns and opportunities for growth in the future.

     Williams, at March 31, 2003, has maturing notes payable and long-term debt totaling approximately $3.5 billion (which includes certain contractual fees and deferred interest associated with an underlying debt) through the first quarter of 2004. Of that amount, approximately $1.15 billion is due in July associated with the RMT note payable. Williams expects to refinance a substantial portion of this obligation and use other financing or cash on hand to fund the payoff of the RMT note payable and related contractual fees. The remaining maturing notes and long-term debt are expected to be repaid with cash on hand and proceeds from asset sales. Long-term debt, excluding the current portion, at March 31, 2003 was approximately $10.5 billion, which includes $437 million of debt that is required to be repaid as assets sales are completed. See the Liquidity section for a maturity schedule of the long-term debt.

     As part of the asset sales portion of the plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and first-quarter 2004. Through March 31, 2003, Williams had received approximately $680 million in net proceeds from the sales of assets and businesses, including the retail travel centers and the Midsouth refinery. In April 2003, Williams announced that it had signed definitive agreements for the sales of the Texas Gas pipeline system, Williams' general partnership interest and limited partner investment in Williams Energy Partners, and certain natural gas exploration and production properties in Kansas, Colorado, New Mexico and Utah. All of these newly announced sales are expected to close in the second quarter. The sales anticipated to close in the second quarter 2003, including the bio-energy operations, are expected to generate net proceeds of approximately $2 billion. The additional assets and or businesses expected to be sold in 2003 include the Alaska refinery and related assets, certain assets within Midstream Gas & Liquids, the soda ash mining operations and various other non-core assets. The specific assets and the timing of such sales are dependent on various factors, including negotiations with prospective buyers, regulatory approvals, industry conditions, lender consents to sales of collateral and the short-and long-term liquidity requirements of Williams. While management believes it has considered all relevant information in assessing for potential impairments, the ultimate sales price for assets that may be sold and the final decisions in the future may result in additional impairments or losses and/or gains.

     Williams continues its efforts to reduce its commitment to the Energy Marketing & Trading business. As part of these efforts, Energy Marketing & Trading has focused on managing its existing contractual commitments, while pursuing potential dispositions and restructuring of certain of its long-term contracts. Although management currently believes that the Company has the financial resources and liquidity to meet the expected cash requirements of Energy Marketing & Trading, the Company continues to pursue several specific transactions with interested parties involving the sales of portions of Energy Marketing & Trading's portfolio and would consider the sale or joint venture of all of the portfolio. It is possible that Williams, in order to generate levels of liquidity that are needed in the future, would be willing to accept amounts for all or a portion of its entire portfolio that are less than its carrying value at March 31, 2003.

     The Company's available liquidity to meet maturing debt requirements and fund a reduced level of capital expenditures will be dependent on several factors, including the cash flows of retained businesses, the amount of proceeds raised from the sale of assets previously mentioned, the price of natural gas and capital spending. Future cash flows from operations may also be affected by the timing and nature of the sale of assets. Because of recent asset sales, anticipated asset sales, potential external financings, and available secured credit facilities, Williams currently believes that it has, or has access to, the financial resources and liquidity to meet future cash requirements through the first quarter of 2004.

   The secured credit facilities require Williams to meet certain covenants and limitations as well as maintain certain financial ratios (see Note 10). Included in these covenants are provisions that limit the ability to incur future indebtedness, pledge assets and pay dividends on common stock. In addition, debt and related commitments must be reduced from the proceeds of asset sales and minimum levels of current and future liquidity must be maintained.

GENERAL

   In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the consolidated financial statements and notes in Item 1 reflect the results of operations, financial position and cash flows, through the date of sale as applicable, of the following components as discontinued operations (see Note 6):

     o Kern River Gas Transmission (Kern River), previously one of Gas Pipeline's segments

     o Central natural gas pipeline, previously one of Gas Pipeline's segments

     o Colorado soda ash mining operations, part of the previously reported International segment

     o Two natural gas liquids pipeline systems, Mid-American Pipeline and Seminole Pipeline, previously part of the Midstream Gas & Liquids segment

     o Refining and marketing operations in the Midsouth, including the Midsouth refinery, previously part of the Petroleum Services segment

     o Retail travel centers concentrated in the Midsouth, previously part of the Petroleum Services segment

     o Bio-energy operations, previously part of the Petroleum Services segment

   Unless indicated otherwise, the following discussion and analysis of results of operations, financial condition and liquidity relates to the current continuing operations of Williams and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this document and Williams' Annual Report on Form 10-K. The operations of Texas Gas and Williams Energy Partners will be reported as discontinued operations in the second quarter 2003.


CRITICAL ACCOUNTING POLICIES & ESTIMATES

     As noted in the 2002 Annual Report on Form 10-K, Williams' financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. One of the critical judgment areas in the application of our accounting policies noted in the Form 10-K is the revenue recognition of energy risk management and trading operations. As a result of the application of the conclusions reached by the Emerging Issues Task Force in Issue No. 02-3, "Issues related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the methodology for revenue recognition related to energy risk management and trading activities changed January 1, 2003. Williams initially applied the consensus effective January 1,2003 and reported the initial application as a cumulative effect of a change in accounting principle. See Note 3 for a discussion of the impacts to Williams financial statements as a result of applying this consensus.

RESULTS OF OPERATIONS

   Consolidated Overview

   The following table and discussion is a summary of Williams' consolidated results of operations. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

                                                                           THREE
                                                                 MONTHS ENDED
                                                                       MARCH 31,
                                                           ------------------------
                                                              2003          2002
                                                           ----------    ----------
                                                                  (MILLIONS)
Revenues                                                   $  5,360.2    $  1,622.0

Costs and expenses:
   Costs and operating expenses                               4,847.7         816.7
  Selling, general and
    administrative expenses                                     149.4         166.1
  Other (income) expense-net                                    113.1          (1.0)
  General corporate expenses                                     22.9          38.2
                                                           ----------    ----------
Total costs and expenses                                      5,133.1       1,020.0

Operating income                                                227.1         602.0
Interest accrued-net                                           (360.7)       (205.4)
Interest rate swap income (loss)                                 (2.8)         10.2
Investing income (loss)                                          48.0        (215.8)
Minority interest in income and preferred
  returns of consolidated subsidiaries                          (16.1)        (15.1)
Other income (expense)-net                                       22.5          (4.5)
                                                           ----------    ----------
Income (loss) from continuing operations before
  income taxes and cumulative effect of change
  in accounting principles                                      (82.0)        171.4
(Provision) benefit for income taxes                             24.3         (73.0)
                                                           ----------    ----------
Income (loss) from continuing operations                        (57.7)         98.4
Income (loss) from discontinued operations                        4.5           9.3
                                                           ----------    ----------
Income (loss) before cumulative effect of change
  in accounting principles                                      (53.2)        107.7
Cumulative effect of change in accounting principles           (761.3)           --
                                                           ----------    ----------
Net income (loss)                                              (814.5)        107.7
Preferred stock dividends                                         6.8          69.7
                                                           ----------    ----------
Income (loss) applicable to common stock                   $   (821.3)   $     38.0
                                                           ==========    ==========

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

     Williams' revenue increased $3,738.2 million due primarily to increased revenues at Energy Marketing & Trading and Midstream Gas & Liquids as a result of the adoption of Emerging Issues Task Force (EITF) Issue 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading & Risk Management Activities", which requires that revenues and cost of sales from non-derivative contracts and certain physically settled derivative contracts to be reported on a gross basis. Prior to the adoption of EITF 02-3 on January 1, 2003, revenues related to non-derivative contracts were reported on a net basis. Revenues at Midstream Gas & Liquids also increased due to a $154 million increase in Canadian revenues and a $111 million increase from domestic gathering and processing activities, with both increases reflecting higher liquids sales prices.

     Costs and operating expenses increased $4,031 million due primarily to the impact of reporting certain costs gross at Energy Marketing & Trading and Midstream Gas & Liquids, as discussed above. Costs and operating expenses at Midstream Gas & Liquids also increased $179 million due to higher fuel & shrink costs as a result of higher prices as well as $52 million of higher costs resulting from the consolidation of Gulf Liquids in mid-2002.

    Selling, general and administrative expenses decreased $16.7 million due primarily to the impact of staff reductions at Energy Marketing & Trading and a $7 million favorable adjustment at Gas Pipeline for reductions to employee-related benefits accruals. These decreases are slightly offset by $11.8 million of expense at Energy Marketing & Trading related to the accelerated recognition of deferred compensation as a result of staff reductions and $8 million of bad debt expense at Midstream Gas & Liquids.

    Other (income) expense - net in 2003 includes a $109 million impairment related to the Texas Gas pipeline system and an $8 million impairment of Alaska assets (see Note 4).

    General corporate expenses decreased $15.3 million, or 40 percent, due primarily to lower advertising expenses and lower charitable contributions.

    Operating income decreased $374.9 million, or 62 percent, due primarily to a $404 million decrease at Energy Marketing & Trading due to decreased gross margins from power, natural gas, petroleum products, and emerging products and a $67 million decrease at Gas Pipeline which is primarily due to the impairment for Texas Gas. These decreases to operating income are slightly offset by a $57 million increase at Midstream Gas & Liquids which is primarily attributable to increased operating profit from domestic gathering and processing operations.

    Interest accrued - net increased $155.3 million, or 76 percent, due primarily to $89 million related to interest expense, including amortization of fees, on the RMT note payable, the $39 million effect of higher average interest rates, the $12 million effect of higher average borrowing levels and $15 million higher debt amortization expense.

    The 2003 investing income increased $263.8 million as compared to the 2002 investing loss. Investing income (loss) for 2003 and 2002 consisted of the following components:

                                                                    Three months
                                                                 ended March 31,
                                                              2003         2002
                                                           ----------    ----------
                   Equity earnings*                        $      4.3    $      7.5
                   Loss provision for WilTel receivables           --        (232.0)
                   Impairment of cost based investment          (12.0)           --
                   Interest income and other                     55.7           8.7
                                                           ----------    ----------
                   Investing income (loss)                 $     48.0    $   (215.8)
                                                           ==========    ==========

      * This item is also included in the measure of segment profit (loss).

    Equity earnings for 2002 includes a net equity loss of $3.3 million related to equity method investments which were sold during 2002. The $232.0 million loss provision is related to the estimated recoverability of receivables from Wiltel Communications Group, Inc. (formerly Williams Communications Group, Inc.). The $12.0 million impairment of cost based investment relates to Algar Telecom S.A. (see Note 4). Interest income and other increased $47 million due primarily to a $41.4 million increase at Energy Marketing & Trading comprised primarily of interest income (substantial portion is related to prior periods) recorded as a result of recent FERC proceedings as well as a $2.0 million increase in interest income from margin deposits.

       In 2002, Williams entered into interest rate swaps with external counter parties primarily in support of the energy trading portfolio (see Note 13). Williams has significantly reduced this activity.

       Minority interest in income and preferred returns of consolidated subsidiaries in 2003 includes higher minority interest expense of $9.5 million related to Williams Energy Partners, LP which is offset by the absence of preferred returns totaling $7.5 million related to the preferred interests in Castle Associates L.P., Arctic Fox, L.L.C., Piceance Production Holdings LLC and Williams' Risk Holdings L.L.C.

       Other income (expense) - net increased $27.0 million due primarily to a $12.5 million foreign currency transaction gain on a Canadian dollar denominated note receivable. Other income (expense) - net in 2002 included an $8 million loss related to early retirement of remarketable notes.

       The provision (benefit) for income taxes was favorable by $97.3 million due primarily to a pre-tax loss in 2003 as compared to pre-tax income for 2002. The effective income tax rate for the three months ended March 31,

2003, is less than the federal statutory rate (less tax benefit) due largely to the effect of state income taxes associated with jurisdictions in which Williams files separate returns. The effective income tax rate for the three months ended March 31, 2002, is greater than the federal statutory rate due primarily to the effect of state income taxes.

       Cumulative effect of change in accounting principles is an unfavorable amount in 2003 of $761.3 million which is comprised of a $762.5 million charge related to the adoption of EITF Issue No. 02-3 (see Note 3) offset by $1.2 million related to the adoption of SFAS No. 143 (see Note 3).

       Income (loss) applicable to common stock in 2002 reflects the impact of $69.4 million associated with accounting for a preferred security that contains a conversion option that was beneficial to the purchaser at the time the security was issued.


RESULTS OF OPERATIONS-SEGMENTS

   Williams is currently organized into the following segments: Energy Marketing & Trading, Gas Pipeline, Exploration & Production, Midstream Gas & Liquids, Williams Energy Partners and Petroleum Services. Williams currently evaluates performance based upon several measures including segment profit (loss) from operations (see Note 13). Segment profit of the operating companies may vary by quarter. The following discussions relate to the results of operations of Williams' segments.

ENERGY MARKETING & TRADING

                                                           THREE
                                                        MONTHS ENDED
                                                          MARCH 31,
                                                     2003          2002
                                                  ----------    ----------
                                                         (MILLIONS)
Segment revenues                                  $  3,775.6    $    355.0
                                                  ==========    ==========
Segment profit (loss)                             $   (136.4)   $    283.1
                                                  ==========    ==========


Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

     ENERGY MARKETING & TRADING'S revenues and cost of sales increased by $3,420.6 million and $3,858.5 million respectively, which equates to a decrease in gross margin of $437.9 million. This significant increase in revenues and cost of sales is primarily a result of the adoption of Emerging Issues Task Force (EITF) Issue 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading & Risk Management Activities", which requires that revenues and cost of sales from non-derivative energy contracts and certain physically settled derivative contracts to be reported on a gross basis. Prior to the adoption of EITF 02-3 on January 1, 2003, revenues related to non-derivative energy contracts were reported on a net basis in trading revenues. As permitted by EITF 02-3, prior year amounts have not been restated.

     On October 25, 2002, the Emerging Issues Task Force concluded on Issue No. 02-3, which rescinded Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" under which all energy trading contracts, derivative and non-derivative, were required to be valued at fair value with the net change in fair value of these contracts representing unrealized gains and losses reported in income currently and recorded as revenues in the Consolidated Statement of Operations. Energy contracts include forward contracts, futures contracts, options contracts, swap agreements, commodity inventories, short- and long-term purchase and sale commitments, which involve physical delivery of an energy commodity and energy-related contracts, such as transportation, storage, full requirements, load serving and power tolling contracts. Energy-related contracts that are not considered to be derivatives under SFAS 133 are no longer presented on the balance sheet at fair value. These contracts will now be reported under the accrual method of accounting. In addition, trading inventories will no longer be marked to market but will be reported on a lower of cost or market basis. Upon adoption of this new standard on January 1, 2003 Energy Marketing & Trading recorded an adjustment as a cumulative effect of change in accounting principle to remove the previously reported fair value of non-derivative energy contracts from the balance sheet. Energy Marketing & Trading's portion of this change in accounting principle was approximately $755 million on an after-tax basis (see Note 3). Prior year amounts, however, have not been restated as permitted by EITF 02-3.

     In general, Energy Marketing & Trading's results were adversely impacted in the first quarter by the absence of significant origination activities to date in 2003 as compared to 2002, seasonality in power tolling results, and certain adjustments and market movements against the portfolio as discussed below. Energy Marketing & Trading's ability to manage or hedge its portfolio against adverse market movements was limited by a lack of market liquidity as well as Williams' limited ability to provide adequate credit & liquidity support.

     Energy Marketing & Trading's revenues increased by $3,420.6 million primarily as a result of a $3,670.2 million increase in non-trading revenues as a result of new gross reporting requirements as discussed above, partially offset by a $249.6 million decrease in trading revenues. Energy Marketing & Trading's gross margin decreased $437.9 million due to a $278.6 million decrease in power and natural gas gross margin, a $117.7 million decrease in petroleum products gross margin, a $28.8 million decrease in emerging products gross margin, and a $12.8 million decrease in European gross margin. The $278.6 million decrease in power and natural gas gross margin was primarily attributable to a $62.5 million decrease in power and gas origination revenue from first quarter 2002, unfavorable gross margins on tolling contracts from the seasonality related to months that traditionally have lower weather-related power demands, and a $37 million adjustment to increase the liability for rate refunds associated with recent FERC rulings related to California power and natural gas markets. The $117.7 million decrease in petroleum products gross margin is primarily attributable to a $118.8 million decrease in petroleum products origination activities from the first quarter 2002. The $28.8 million decrease in emerging products gross margin is primarily attributable to falling interest rates on forward interest rate positions that are marked to market. The $12.8 million decrease in European revenues is primarily related to winding down the European trading operations.

     Energy Marketing & Trading's future results will continue to be affected by the reduction in liquidity available from its parent, the willingness of counterparties to enter into transactions with Energy Marketing & Trading, the liquidity of markets in which Energy Marketing & Trading transacts, and the creditworthiness of other counterparties in the industry and their ability to perform under contractual obligations. Since Williams is not currently rated investment grade by credit rating agencies Williams is required, in certain instances, to provide additional adequate assurances in the form of cash or credit support to enter into and maintain existing transactions. The financial and credit constraints of Williams will likely continue to result in Energy Marketing & Trading having exposure to market movements, which could result in additional operating losses. In addition, other companies in the energy trading and marketing sector are experiencing financial difficulties which will affect Energy Marketing & Trading's credit and default assessment related to the future value of its forward positions and the ability of such counterparties to perform under contractual obligations. The ultimate outcome of these items could result in future operating losses for Energy Marketing & Trading or limit Energy Marketing & Trading's ability to achieve profitable operations.

     Selling, general, and administrative expenses decreased by $14.6 million, or 29 percent. This cost reduction is primarily due to the impact of staff reductions in the Energy Marketing & Trading business segment. Selling, general, and administrative costs for first quarter 2003 include approximately $13 million in costs associated with Energy Marketing & Trading's continued reductions in workforce. At March 31, 2003, Energy Marketing & Trading employed approximately 327 employees, compared with approximately 1,000 employees at March 31, 2002. As of May 1, 2003, the number of Energy Marketing & Trading employees was approximately 287. Additional staffing reductions are expected during 2003.

     Segment profit (loss) decreased $419.5 million, or 148 percent, due primarily to decreased power, natural gas, petroleum products, and emerging products gross margins as discussed above, partially offset by the $14.6 million decrease in selling, general, and administrative expenses.

     In the future, Energy Marketing & Trading's gross margins will be measured in three distinct categories: accrual, hedge, and mark to market. The accrual category will include revenues associated with non-derivative energy contracts, owned generation assets, and transactions with affiliate entities. The hedge category will include revenues associated with contracts that have been designated as SFAS 133 hedges. The mark to market category will include revenues associated with derivative contracts that have not been designated as or do not qualify for SFAS 133 hedge accounting treatment for which the change in fair value is recognized in the income statement.

GAS PIPELINE

                                                     THREE
                                                  MONTHS ENDED
                                                   MARCH 31,
                                               2003         2002
                                            ----------   ----------
                                                  (MILLIONS)
Segment revenues                            $    406.4   $    384.0
                                            ==========   ==========
Segment profit                              $     94.6   $    179.3
                                            ==========   ==========

   On April 14, 2003, Williams announced that it has signed a definitive agreement to sell Texas Gas Transmission Corporation (Texas Gas) to Loews Pipeline Holding Corp., a unit of Loews Corporation, for $1.045 billion, which includes $795 million in cash to be paid to Williams and $250 million in debt that will remain at Texas Gas and will be assumed by the buyer. The sale is expected to close in May 2003. As a result of the sale agreement, Williams Gas Pipeline recorded a pre-tax impairment charge of $109 million in the first quarter 2003. Pursuant to current accounting guidance, Texas Gas will be reclassified to discontinued operations beginning in the second quarter of 2003. Segment revenues of Texas Gas were $84.1 million and $80.1 million for the three months ended March 31, 2003 and 2002, respectively. Segment profit of Texas Gas was $52.5 million and $44.6 million for the three months ended March 31, 2003 and 2002, respectively.

   For the purposes of first quarter 2003 reporting, Gas Pipeline's continuing operations include Northwest Pipeline Corporation, Texas Gas, Transcontinental Gas Pipe Line Corporation, a 50 percent interest in the Gulfstream Natural Gas System, L.L.C. and other joint venture interstate and intrastate natural gas pipeline systems. Certain assets sold during 2002 are included in the 2002 results. These assets include Cove Point, general partner interest in Northern Border, and our 14.6 percent interest in the Alliance Pipeline. These assets represented $3.6 million of revenues and $7.5 million of segment profit in 2002. Financial results related to Kern River Pipeline and the Central Pipeline, both of which were sold during 2002, are included in discontinued operations.

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

   GAS PIPELINE'S revenues increased $22.4 million, or 6 percent, due primarily to $16 million higher demand revenues on the Transco system resulting from new expansion projects (MarketLink and Sundance) and higher rates in connection with rate proceedings that became effective in late 2002, $9 million on the Northwest Pipeline system resulting from new projects (Gray's Harbor, Centralia and Chehalis) and higher transportation revenues, $6 million higher recovery of tracked costs which are passed through to customers (offset in costs and operating expenses) and $4 million higher transportation revenues on the Texas Gas system. Partially offsetting these increases were $8 million lower gas exchange imbalance settlements (offset in costs and operating expenses) and $7 million lower storage revenues. Storage revenues decreased $3 million as a result of the September 2002 sale of the Cove Point facility.

   Costs and operating expenses decreased $15 million, or 9 percent, due primarily to $8 million lower gas exchange imbalance settlements (offset in revenues) and $10 million lower fuel expense on Transco due primarily to pricing differentials related to the volumes of gas used in operation. These decreases were partially offset by $6 million higher tracked costs which are passed through to customers (offset in revenues).

   General and administrative costs decreased $7 million, or 15 percent, due primarily to reductions to employee-related benefits accruals.

   Other (income) expense - net in 2003 includes a $109 million impairment charge related to Texas Gas. The $109 million charge represents the excess carrying cost of the related long-lived assets over fair value pursuant to the terms of the sales agreement. Estimated costs to sell of approximately $7 million will be recognized in the second quarter 2003 when the operations become held for sale.

   Segment profit, which includes equity earnings (included in investing income), decreased $84.7 million, or 47 percent, due primarily to the effect of the $109 million impairment charge in 2003 discussed previously in other (income) expense - net and $17.8 million lower equity earnings. The decrease in equity earnings is due to $12 million lower earnings for Gulfstream Natural

Gas System and the absence of $6 million of equity earnings following the October 2002 sale of Gas Pipeline's 14.6 percent ownership in Alliance Pipeline. The lower earnings for Gulfstream Natural Gas System were primarily due to the absence in 2003 of interest capitalized on internally generated funds as allowed by the FERC during construction. The pipeline was placed into service during second-quarter 2002. These decreases were partially offset by the higher demand revenues, lower fuel costs and the $7 million decrease in general and administrative costs discussed above.


EXPLORATION & PRODUCTION

                                            THREE
                                         MONTHS ENDED
                                           MARCH 31,
                                        2003        2002
                                     ----------   ----------
                                           (MILLIONS)
Segment revenues                     $    266.4   $    227.7
                                     ==========   ==========
Segment profit                       $    126.1   $    106.3
                                     ==========   ==========

   On February 20, 2003, Williams announced that it was evaluating the sale of additional assets including Exploration & Production properties. On April 9, 2003, Williams announced that it had agreed to sell certain natural gas properties in Kansas, Colorado and New Mexico for $400 million. Also on April 24, 2003, Williams announced the sale of its Brundage Canyon properties in Utah for $49 million. The sales are expected to close in the second quarter and are expected to result in an estimated pre-tax gain between $135 million and $145 million. The properties being sold represented approximately 13 percent of Williams' proved domestic gas equivalent reserves at December 31, 2002. This transaction represents a substantial portion of the Exploration & Production assets targeted by Williams for sale in 2003. Due to these sales and potential remaining sales, future operating results could be impacted.

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

   EXPLORATION & PRODUCTION'S revenues increased $38.7 million, or 17 percent, due primarily to $33 million higher domestic production revenues and $8 million higher domestic gas management revenues. The $33 million increase in production revenues includes $45 million from higher net realized average prices for production (including the effect of hedge positions) partially offset by $12 million due to a six percent decrease in net domestic production volumes following the sale of certain properties in 2002. Approximately 80 percent of domestic production in the first quarter 2003 was hedged. Exploration & Production has contracts that hedge approximately 90 percent of estimated production for the remainder of the year at prices that average $3.73 per mcfe. These contracts are entered into with Energy Marketing & Trading which in turn, enters into offsetting derivative contracts with unrelated third parties. Generally, Energy Marketing & Trading bears the counterparty performance risks associated with unrelated third parties. Exploration & Production also has derivative contracts with EM&T that no longer qualify or were never designated as hedges. The changes in fair value of these contracts are recognized in revenues. The total impact, realized and unrealized, of these instruments on 2003 revenues was $.8 million loss. These contracts include basis differential derivatives not designated with underlying production and certain de-designated derivatives in connection with the anticipated asset sales announced in February 2003, whereby the forecasted gas sales were no longer probable of occurring.

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

   Costs and expenses, including selling, general and administrative expenses, increased $21 million due primarily to $9 million higher operating taxes, $8 million higher domestic gas management expenses and $7 million higher depreciation, depletion and amortization expense, partially offset by $6 million lower exploration expenses. The higher operating taxes corresponds with the higher domestic production revenues for first quarter 2003 over first quarter 2002. The higher depreciation, depletion and amortization is due to increased depletion rates as a result of changes in the reserve estimates based on year end reserve reports. The lower exploration expenses reflect the current focus of the company on developing proved properties while reducing exploratory activities.

   Segment profit increased $19.8 million due primarily to higher net realized average prices on production and lower exploration expenses as well as an increase in International equity earnings of $2 million.

MIDSTREAM GAS & LIQUIDS

                                                       THREE
                                                    MONTHS ENDED
                                                      MARCH 31,
                                                  2003        2002
                                               ----------   ----------
                                                      (MILLIONS)
Segment revenues                               $  1,133.2   $    400.0
                                               ==========   ==========
Segment profit                                 $    106.9   $     54.3
                                               ==========   ==========

     Midstream Gas & Liquids has announced the intention to sell certain assets, including certain operations in Canada. Future assets sales would have the effect of lowering revenues in periods following their sale. Increasing profits from deepwater operations are expected to reduce the impact on segment profit resulting from these sales.

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

     MIDSTREAM GAS & LIQUIDS' revenues increased $733 million, or 183 percent, due primarily to a $427 million effect of a change in the reporting of natural gas liquids trading activities for which costs are no longer netted in revenues as a result of the application of EITF Issue No. 02-3, combined with a $154 million increase in Canadian revenues and a $111 million increase in domestic gathering and processing revenues. The increase in Canadian revenues is due primarily to a $141 million increase in liquids sales from processing and fractionation facilities resulting from higher liquids sales prices and liquids sales resulting from the new olefin fractionation facility which was not fully operational in the first quarter of 2002. The increase in domestic gathering and processing revenues is due primarily to a $90 million increase in liquids sales resulting from a 100 percent increase in liquid sales prices. Also contributing to the increase in revenues was a $46 million increase in liquids and petrochemical sales from Gulf Coast olefin facilities due to the consolidation of Gulf Liquids operations, which was not a consolidated entity in the first quarter of 2002. Offsetting the increase in revenues was a $12 million decline in Venezuelan revenues due largely to curtailed operations resulting from a fire at one of the high-pressure gas compression facilities during February.

     Costs and expenses increased $667 million, or 212 percent, due primarily to the $427 million effect of the change in reporting certain costs of natural gas liquids trading activities discussed above. Costs and expenses were also impacted by higher fuel and shrink costs at domestic and Canadian processing facilities of $54 million and $125 million, respectively, due primarily to higher natural gas prices. Also impacting costs and expenses were $52 million of product costs, depreciation and other operating and maintenance costs associated with the consolidation of Gulf Liquids operations, combined with a $14 million increase in Canadian depreciation and operations and maintenance costs due primarily to a full period of operations at the new olefins fractionation facility. Offsetting these increases is an $11 million decline in operation and maintenance costs from gathering and processing facilities within remaining domestic operations.

     Selling, general and administrative expenses increased $8 million, reflecting an $8 million bad debt expense associated with a single customer within the Canadian operations and a $7 million increase due to Gulf Liquids and the Canadian olefins facility, partially offset by a decline in general and administrative costs in remaining Midstream Gas & Liquids operations.

     Segment profit increased $52.6 million due primarily to a $69 million increase in operating profit from domestic gathering and processing operations, partially offset by a $6 million decline in Canadian operating results, a $6 million decline in Venezuela operating profit, and a $4 million decline in Gulf Coast olefin operating profit. The increase in domestic gathering and processing profits is due primarily to a $32 million increase in liquid sales margins from domestic processing plants within the western United States as a result of higher natural gas liquids sales prices and a favorable basis differential for natural gas within Wyoming which had the effect of lower fuel and shrink prices at processing facilities in this region. Management expects this favorable basis differential to tighten as additional transportation capacity for natural gas out of this region enters service during the second quarter of 2003. Also contributing to the increase in domestic gathering and processing profits was a $19 million increase associated with new deepwater operations, combined with lower operations, maintenance and selling, general and administrative costs. Offsetting the increases in domestic gathering and processing operating profit is a $6 million decline in equity earnings from Discovery pipeline which reflects an $8 million charge associated with an adjustment recorded by Discovery to expense certain amounts previously capitalized during periods prior to Williams becoming the operator. The decline in Gulf Coast olefin operating profit was due primarily to $11 million of losses at Gulf Liquids resulting from unfavorable margins and ongoing startup and operational issues, partially offset by a $7 million increase in petrochemical trading margins resulting from higher product prices. The $6 million decline in Canadian operating results includes the $8 million bad debt expense.

   The $6 million decline in Venezuelan segment profit is due primarily to curtailed operations resulting from a fire at one of the high-pressure gas compression facilities, partially offset by an improvement in equity earnings from Accroven and lower foreign currency exchange losses as a result of currency exchange controls in place within Venezuela. The economic and political situation within Venezuela remains fluid and volatile but has not significantly impacted the operations or cash flow at our owned facilities. Contracts with PDVSA at these facilities provide for payment in U.S. dollars and contain provisions that provide for adjustments for inflation and minimum volume guarantees if the plants are operational.

WILLIAMS ENERGY PARTNERS

                                                 THREE
                                              MONTHS ENDED
                                               MARCH 31,
                                            2003         2002
                                         ----------   ----------
                                                (MILLIONS)
Segment revenues                         $    116.7   $     92.1
                                         ==========   ==========
Segment profit                           $     35.4   $     26.9
                                         ==========   ==========

     On April 21, 2003, Williams announced it had signed a definitive agreement to sell its 54.6 percent ownership interest in Williams Energy Partners L.P. in a $1.1 billion transaction, which includes $512 million in cash to Williams and the removal of $570 million in debt from Williams' consolidated balance sheet. The buyer is a newly formed entity owned equally by Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P. The sale is scheduled to close in June 2003. Williams expects to recognize a pre-tax gain of at least $285 million to $300 million. This gain and the operations of Williams Energy Partners will be reported as discontinued operations beginning in second-quarter.

  Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

         WILLIAMS ENERGY PARTNERS' revenues increased $24.6 million, or 27 percent, due primarily to higher petroleum products sales revenues reflecting higher average sales prices and higher transportation revenues as a result of increased average transportation rates and volumes within the Williams Pipe Line system.

     Costs and operating expenses increased $21 million, or 41 percent, due primarily to increased costs associated with petroleum products purchases.

     Segment profit increased $8.5 million, or 32 percent, due primarily to the increased Williams Pipe Line system rates and volumes, higher petroleum products margins and lower general and administrative costs due primarily to decreased costs allocated from Williams.


PETROLEUM SERVICES

                                                 THREE
                                             MONTHS ENDED
                                               MARCH 31,
                                            2003         2002
                                         ----------   ----------
                                                (MILLIONS)
Segment revenues                         $    239.7   $    187.5
                                         ==========   ==========
Segment profit                           $     22.1   $     22.6
                                         ==========   ==========

     Petroleum Services' continuing operations include North Pole, Alaska refining operations, retail operations from the 29 Williams Express convenience stores in Alaska, a 3.0845 percent undivided interest in the Trans-Alaska Pipeline System (TAPS) and transportation operations. Transportation operations include Williams' 32.1 percent interest in Longhorn Partners Pipeline LP (which is not yet operational) and gas liquids blending activities for the Williams Energy Partners segment. Williams has announced that it is pursuing the sale of its operations in Alaska. If a sale is approved and other conditions are met, these operations would be reported as discontinued operations in the future.

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

     PETROLEUM SERVICES' revenues increased $52.2 million, or 28 percent, due primarily to $56 million higher Alaska refining revenues resulting from 19 percent higher volumes sold and a significant increase in average refined product sales prices.

    Costs and operating expenses increased $48 million, or 30 percent, due primarily to $50 million higher crude oil costs for the Alaska refinery reflecting the higher volumes and prices.

    Other (income) expense-net in 2003 includes an $8 million impairment of the Alaska assets for which Williams intends to sell in 2003 (see Note 4).

    Segment profit decreased $.5 million and reflects the $8 million impairment of Alaska assets, offset by higher operating profit from Alaska refining operations and a $3.8 million income adjustment for Longhorn's equity earnings resulting from a favorable adjustment to a 2002 estimate of Longhorn's 2002 results.


FAIR VALUE OF ENERGY RISK MANAGEMENT AND TRADING ACTIVITIES

     The charts below reflect the fair value of energy derivatives for Energy Marketing & Trading and Midstream Gas & Liquids that have not been designated or do not qualify as SFAS 133 hedges, separated by the year in which the recorded fair value is expected to be realized. As of December 31, 2002, Energy Marketing & Trading reported a net asset of approximately $1,632 million related to the fair value of energy risk management and trading contracts. With the adoption of EITF 02-3 on January 1, 2003, approximately $1,193 million of that pre-tax fair value pertained to non-derivative energy contracts, and this amount was reported as a cumulative effect of a change in accounting principle.

(In millions)

TO BE REALIZED      TO BE REALIZED     TO BE REALIZED       TO BE REALIZED     TO BE REALIZED
IN 1-12 MONTHS      IN MONTHS 13-36    IN MONTHS 37-60     IN MONTHS 61-120    IN MONTHS 121+       TOTAL FAIR
  (YEAR 1)            (YEARS 2-3)        (YEARS 4-5)         (YEARS 6-10)        (YEARS 11+)          VALUE
----------------   ----------------    ----------------    ----------------   ----------------   ----------------
$           89.5   $          209.0    $          172.7    $           81.6   $          (77.8)  $          475.0
----------------   ----------------    ----------------    ----------------   ----------------   ----------------

     The $475 million net asset related to the fair value of derivative contracts that have not been designated as or do not qualify as SFAS 133 hedges at March 31, 2003 represents an approximate increase of 8 percent compared to a comparable carrying value at December 31, 2002.

     Energy Marketing & Trading holds other derivatives designated as SFAS 133 cash flow hedges on behalf of other business units. As of March 31, 2003 the fair value of these derivatives was a net liability of approximately $126.8 million. Various other business units within Williams also possess certain SFAS 133 hedge assets of approximately $9.3 million. In addition, the table above does not reflect the fair value of non-derivative energy contracts that were reversed through the adjustment on January 1, 2003 reported as a cumulative effect of change in accounting principle.

     Estimates and assumptions regarding counterparty performance and credit considerations

     Energy Marketing & Trading and Midstream Gas & Liquids include in their estimate of fair value for all derivative contracts an assessment of the risk of counterparty non-performance. Such assessment considers the credit rating of each counterparty as represented by public rating agencies such as Standard & Poor's and Moody's Investor's Service, the inherent default probabilities within these ratings, the regulatory environment that the contract is subject to, as well as the terms of each individual contract.

     Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of the cash flows expected to be realized. Energy Marketing & Trading and Midstream Gas & Liquids continually assess this risk and have credit protection within various agreements to call on additional collateral support in the event of changes in the creditworthiness of the counterparty. Additional collateral support could include letters of credit, payment under margin agreements, guarantees of payment by creditworthy parties, or in some instances, transfers of the ownership interest in natural gas reserves or power generation assets. In addition, Energy Marketing & Trading and Midstream Gas & Liquids enter into netting agreements to mitigate counterparty performance and credit risk.

     The gross forward credit exposure from Energy Marketing & Trading and Midstream Gas & Liquids' derivative contracts as of March 31, 2003 is summarized as below.

                                                                                           INVESTMENT
       COUNTERPARTY TYPE                                                                    GRADE (a)      TOTAL
                                                                                           ----------    ----------
                                                                                                  (MILLIONS)
       Gas and electric utilities                                                          $  1,107.0    $  1,149.9
       Energy marketers and traders                                                           2,842.5       5,694.2
       Financial Institutions                                                                 1,358.6       1,358.6
       Other                                                                                  1,978.6       1,997.0
                                                                                           ----------    ----------
                                                                                           $  7,286.7      10,199.7
                                                                                           ==========
       Credit reserves                                                                                        (52.6)
                                                                                                         ----------
       Gross credit exposure from derivative contracts (b)                                               $ 10,147.1
                                                                                                         ==========

     In addition to the gross Energy Marketing & Trading and Midstream Gas & Liquids' derivative exposure discussed above, other business units within Williams have an additional $40.9 million in gross derivative asset exposure.

     Energy Marketing & Trading and Midstream Gas & Liquids assess their credit exposure on a net basis when appropriate and contractually allowed. The net forward credit exposure from Energy Marketing & Trading and Midstream Gas & Liquids' derivative contracts as of March 31, 2003 is summarized below.

                                                                                           INVESTMENT
       COUNTERPARTY TYPE                                                                    GRADE (a)       TOTAL
                                                                                           ----------    ----------
                                                                                                 (MILLIONS)
       Gas and electric utilities                                                          $    656.2    $    698.8
       Energy marketers and traders                                                             154.2         274.3
       Financial Institutions                                                                    53.3          53.3
       Other                                                                                     23.1          36.3
                                                                                           ----------    ----------
                                                                                           $    886.8       1,062.7
                                                                                           ==========
       Credit reserves                                                                                        (52.6)
                                                                                                         ----------
       Net credit exposure from derivative contracts (b)                                                 $  1,010.1
                                                                                                         ==========

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

     (b) One counterparty within the California power market represents greater than ten percent of derivative assets and is included in "Investment Grade." Standard & Poor's and Moody's Investor's Service do not currently rate this counterparty. This counterparty has been included in the "Investment Grade" column based upon contractual credit requirements in the event of assignment or novation.

     The overall net credit exposure from derivative contracts of $1,010.1 at March 31, 2003 represents an overall decline in derivative credit exposure of approximately 18 percent on a comparable basis from December 31, 2002.

     Certain of Energy Marketing & Trading's counterparties have experienced significant declines in their financial stability and creditworthiness which may adversely impact their ability to perform under contracts with Energy Marketing & Trading. In 2002 and 2003, Energy Marketing & Trading closed out certain trading positions with counterparties and has disputes associated with certain of these terminations. Credit constraints, declines in market liquidity, and financial instability of market participants, are expected to continue and potentially grow in 2003. Continued liquidity and credit constraints of Williams may also significantly impact Energy Marketing & Trading's ability to manage market risk and meet contractual obligations.

     Electricity and natural gas markets, in California and elsewhere, continue to be subject to numerous and wide-ranging federal and state regulatory proceedings and investigations, as well as civil actions, regarding among other things, market structure, behavior of market participants, market prices, and reporting to trade publications. Energy Marketing & Trading may be liable for refunds and other damages and penalties as a part of these actions. Each of these matters as well as other regulatory and legal matters related to Energy Marketing & Trading are discussed in more detail in Note 11 to the Consolidated Financial Statements. The outcome of these matters could affect the creditworthiness and ability to perform contractual obligations of Energy Marketing & Trading as well as the creditworthiness and ability to perform contractual obligations of other market participants.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY

    Williams' liquidity comes from both internal and external sources. Certain of those sources are available to Williams (the parent) and others are available to certain of its subsidiaries. Williams' sources of liquidity consist of the following:

     o Cash-equivalent investments at the corporate level of $894 million at March 31, 2003, as compared to $1.3 billion at December 31, 2002. This does not include $228 million of restricted cash at March 31, 2003 that was returned to Williams in early April. This cash was part of the proceeds from the sale of the Midsouth refinery.

     o Cash and cash-equivalent investments of various international and domestic entities other than Williams Energy Partners of $512 million at March 31, 2003 as compared to $354 million at December 31, 2002.

     o    Cash generated from sales of assets

     o    Cash generated from operations.

     o $400 million available under Williams' revolving credit facility at March 31, 2003, as compared to $463 million at December 31, 2002. This decrease results from the reduction of commitments as a result of asset sales as provided in the agreement. This credit facility is available to the extent that it is not used to satisfy the financial ratios and other covenants under certain credit agreements. As discussed in Note 10 of Notes to Consolidated Financial Statements, the borrowing capacity under this facility will reduce as assets are sold.

     o $17 million remaining at March 31, 2003, under a $400 million secured short-term letter of credit facility obtained in third-quarter 2002 and expiring in July 2003. The company is currently in negotiations to renew or replace this facility.

    Williams has an effective shelf registration statement with the Securities and Exchange Commission that enables it to issue up to $3 billion of a variety of debt and equity securities. Since the filing of Williams' Form 10-K in March 2003, the debt capital markets have improved and Williams is evaluating the feasibility of utilizing this shelf availability.

    In addition, there are outstanding registration statements filed with the Securities and Exchange Commission for Williams' wholly owned subsidiaries:
Northwest Pipeline and Transcontinental Gas Pipe Line. As of May 12, 2003, approximately $350 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt securities. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. On March 4, 2003, Northwest Pipeline Corporation, a subsidiary of Williams, completed an offering of $175 million of
8.125 percent senior notes due 2010. The $350 million of shelf availability mentioned above is not affected by this offering.

    Capital and investment expenditures for 2003 are estimated to total approximately $1 billion. Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash on hand, (2) cash generated from operations, (3) the sale of assets, (4) issuance of debt by Williams or certain subsidiaries and/or (5) amounts available under Williams' revolving credit facility.

Outlook

     Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and first-quarter 2004. On April 14, 2003, Williams announced that it signed a definitive agreement to sell its Texas Gas pipeline system to Loews Pipeline Holding Corporation for $1.045 billion, which includes $795 million in cash to be paid to Williams and $250 million in debt that will remain at Texas Gas. The sale is expected to close in May 2003. On April 21, 2003, Williams announced it had signed a definitive agreement to sell its 54.6 percent ownership interest in Williams Energy Partners L.P. in a $1.1 billion transaction, which includes $512 million in cash to Williams and

$570 million in debt that will remain at Williams Energy Partners. The buyer is a newly formed entity owned equally by Madison Dearborn Partners, LLC and Carlyle/Riverstone Global Energy and Power Fund II, L.P. The sale is scheduled to close in June, subject to standard closing conditions.

     In addition to Texas Gas and Williams Energy Partners, Williams has also reached agreements to sell the following assets or energy-related contracts: 1) Certain natural gas exploration and production properties in Kansas, Colorado and New Mexico for $400 million to XTO Energy, Inc., 2) a full-requirements power agreement with Jackson Electric Membership Corporation for $188 million to Progress Energy, 3) equity interest in Williams Bio-Energy L.L.C. for approximately $75 million to a new company formed by Morgan Stanley Capital Partners, and 4) certain natural gas exploration and production properties in Utah for $49 million. The sales are all expected to close in second quarter 2003.

     Based on the Company's forecast of cash flows and liquidity, Williams believes that it has, or has access to, the financial resources and liquidity to meet future cash requirements and satisfy current lending covenants through the first quarter of 2004. Included in this forecast are the expected proceeds, net of related debt, of nearly $4 billion from asset sales discussed above. For the remainder of 2003 and including periods through first-quarter 2004, the Company has scheduled debt retirements (which include certain contractual fees and deferred interest associated with an underlying debt) of approximately $3.5 billion. Realization of the proceeds from forecasted assets sales is a significant factor for the Company to satisfy its loan covenant which requires minimum levels of parent liquidity and to satisfy current scheduled debt maturities.

OPERATING ACTIVITIES

     During first-quarter 2003, Williams recorded approximately $130 million in provisions for losses on property and other assets consisting primarily of the $109 million impairment of Texas Gas, the $12 million impairment of Algar Telecom S.A. and the $8 million impairment of the Alaska assets (see Note 4).

     The accrual for fixed rate interest included in the RMT note payable represents the quarterly noncash reclassification of the deferred fixed rate interest from an accrued liability to the RMT note payable. The amortization of deferred set-up fee and fixed rate interest on the RMT note payable relates to amounts recognized in the income statement as interest expense, but generally will not be paid until maturity.

FINANCING ACTIVITIES

    For a discussion of borrowings and repayments in 2003, see Note 10 of Notes to Consolidated Financial Statements.

    Dividends paid on common stock are currently $.01 per common share. Additionally, one of the covenants within the current credit agreements limits the common stock dividends paid by Williams in any quarter to not more than $6.25 million.

     Williams' long-term debt to debt-plus-equity ratio (excluding debt of discontinued operations) was 71.6 percent at March 31, 2003, compared to 70.2 percent at December 31, 2002. If short-term notes payable and long-term debt due within one year are included in the calculations, these ratios would be 76.9 percent at March 31 2003, and 73.4 percent at December 31, 2002. Additionally, the long-term debt to debt-plus-equity ratio as calculated for covenants under certain debt agreements was 65.1 percent at March 31, 2003, and 65.2 percent at December 31, 2002. See Note 10 for a discussion of changes to the credit agreement during March 2003.

     Included in restricted cash is approximately $228 million that was required to be held by a collateral trustee following the sale of the Midsouth refinery. This cash was returned to Williams in April 2003.

INVESTING ACTIVITIES

    For 2003, net cash proceeds from asset dispositions and the sales of businesses include the following:

          o    $453 million related to the sale of the Memphis refinery.

          o    $188 million related to the sale of the Williams travel centers.

          o    $40 million related to the sale of the Worthington facility

COMMITMENTS

    The table below summarizes some of the more significant contractual obligations and commitments by period. These amounts do not reflect debt reductions contingent upon asset sales (see Note 10).

                                    APRIL 1-
                                    DEC. 31,
                                      2003            2004         2005         2006         2007      THEREAFTER     TOTAL
                                   ----------      ----------   ----------   ----------   ----------   ----------   ----------
                                                                             (Millions)
Notes payable ..................   $      968(1)   $       --   $       --   $       --   $       --   $       --   $      968
Long-term debt, including
     current portion ...........          800           1,832        1,364(2)     1,030          855        6,823       12,704
Capital leases .................           --              --           92           --           --           --           92
Operating leases ...............           40              29           18           11            9           26          133
Fuel conversion and other
     service contracts(3) ......          333             443          446          449          452        5,517        7,640
                                   ----------      ----------   ----------   ----------   ----------   ----------   ----------
Total ..........................   $    2,141      $    2,304   $    1,920   $    1,490   $    1,316   $   12,366   $   21,537
                                   ==========      ==========   ==========   ==========   ==========   ==========   ==========

(1) An additional $197 million will be paid at maturity of the RMT note payable related to a deferred set up fee and deferred interest.

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

(3) Energy Marketing & Trading has entered into certain contracts giving Williams the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are either currently in operation or are to be constructed at various locations throughout the continental United States.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

    Williams' interest rate risk exposure associated with the debt portfolio was impacted by debt payments and by a new debt issuance in March 2003. During the first quarter of 2003, Williams paid down approximately $360 million of debt including $112 million on the debt of Snow Goose LLC, and $200 million in other various notes. In March 2003, Northwest Pipeline Corporation, a subsidiary of Williams, through a private debt placement, issued $175 million of 8.125 percent notes payable 2010 (see Note 10).

COMMODITY PRICE RISK

   Trading

     Energy Marketing & Trading and Midstream Gas & Liquids have operations that incur commodity price risk as a consequence of providing price risk management services to third-party customers. This includes exposure to commodity price-risk associated with the natural gas, electricity, crude oil, refined products, and natural gas liquids markets in the United States and Canada. Derivative contracts that are not designated or do not qualify as hedges under SFAS 133 are valued at fair value and unrealized gains and losses from changes in fair value are recognized in income. Such derivative contracts are subject to risk from changes in energy commodity market prices, volatility and correlation of those commodity prices, the portfolio position of its contracts, the liquidity of the market in which the contract is transacted and changes in interest rates.

     Energy Marketing & Trading and Midstream Gas & Liquids measure the market risk in their portfolio utilizing a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of their portfolios. At March 31, 2003 and December 31, 2002, the value at risk for the derivative contracts that have not been designated or did not qualify as SFAS 133 hedges was approximately $29 million and $50 million, respectively. The adoption of EITF 02-3 resulted in non-derivative energy contracts no longer being accounted for and reported at fair value, therefore such contracts have not been included in the March 31, 2003 trading value at risk. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the portfolio. The value-at-risk model assumes that as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in fair value of the portfolio will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value at risk does not consider that changing the portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value-at-risk model. While a one-day holding period has historically been the industry standard, a longer holding period could more accurately represent the true market risk in an environment where market illiquidity and credit and liquidity constraints of the company may result in further inability to mitigate risk in a timely manner in response to changes in market conditions.

   Nontrading

     Williams is also exposed to market risks from changes in energy commodity prices within Exploration & Production and Petroleum Services. Exploration & Production has commodity price risk associated with the sales prices of the natural gas and crude oil it produces. Petroleum Services' refinery is exposed to commodity price risk for crude oil purchases and refined product sales. Williams manages its exposure to certain of these commodity price risks through the use of derivative commodity instruments.

      Williams' non-trading derivative commodity instruments primarily consist of natural gas price and basis swaps in its Exploration & Production business.

A value-at-risk methodology was used to measure the market risk of these derivative commodity instruments in the non-trading portfolio. It estimates the potential one-day loss from adverse changes in the fair value of these instruments. The value-at-risk model did not consider the underlying commodity positions to which these derivative commodity instruments relate; therefore, it is not representative of actual losses that could occur on a total non-trading portfolio basis that includes the underlying commodity positions. At March 31, 2003 and December 31, 2002, the value at risk for the non-trading derivative commodity instruments was approximately $27 million and $45 million, respectively. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the non-trading derivative commodity instruments. The value-at-risk model assumes that as a result of changes in commodity prices there is a 95 percent probability that the one-day loss in fair value of the non-trading derivative commodity instruments will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Gains and losses on these derivative commodity instruments would be substantially offset by corresponding gains and losses on the hedged commodity positions.



                         ITEM 4. CONTROLS AND PROCEDURES


   An evaluation of the effectiveness of the design and operation of Williams' disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of Williams' management, including Williams' Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Williams' Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.
   There have been no significant changes in Williams' internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information called for by this item is provided in Note 11 Contingent liabilities and commitments included in the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The exhibits listed below are filed as part of this report:

                  Exhibit 4.1 - Indenture dated March 4, 2003, between Northwest Pipeline Corporation and JP Morgan Chase Bank, as Trustee.

                  Exhibit 10.1--Purchase Agreement by and among Williams Gas Pipeline Company, LLC as Seller, The Williams Companies, Inc. and Loews Pipeline Holding Corp., as Buyer, for the purchase and sale of all the capital stock of Texas Gas Transmission Corporation, a Delaware Corporation, dated as of April 11, 2003.

                  Exhibit 10.2--Purchase and Sale Agreement between Williams Production RMT Company and Williams Production Company, L.L.C., as Seller, and XTO Energy Inc., as Buyer dated April 9, 2003.

                  Exhibit 10.3--Consent and Waiver dated January 22, 2003, under the Amended and Restated Credit Agreement dated as of October 31, 2002 among The Williams Companies, Inc., Citicorp USA, Inc., as agent and collateral agent, Bank of America N.A. as syndication agent, Citibank, N.A., Bank of America N.A. and The Bank of Nova Scotia as issuing banks and the various lenders and other Persons from time to time party thereto, and the Collateral Trust Agreement dated as of July 31, 2002, among The Williams Companies, Inc. and certain of its subsidiaries in favor of Citibank, N.A., as collateral trustee for the benefit of the holders of the secured obligations, as amended by the First Amendment to Collateral Trust Agreement dated October 31, 2002.

                  Exhibit 10.4--Consent and Waiver dated January 22, 2003, under the First Amended and Restated Credit Agreement dated October 31, 2002 among The Williams Companies, Inc. Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Texas Gas Transmission Corporation, the financial institutions and other Persons from time to time party thereto, JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, and Citicorp USA, Inc., as agent, and the Collateral Trust Agreement, dated as of July 31, 2002, among The Williams Companies, Inc. and certain of its subsidiaries in favor of Citibank, N.A., as collateral trustee for the benefit of the holders of the secured obligations, as amended by that First Amendment to Collateral Trust Agreement dated October 31, 2002.

                  Exhibit 10.5--Amendment dated March 28, 2003 to the Amended and Restated Credit Agreement dated as of October 31, 2002, as modified by the Consent and Waiver dated as of January 22, 2003, among The Williams Companies, Inc., Citicorp USA, Inc., as agent and collateral agent, Bank of America N.A. as syndication agent, Citibank, N.A., Bank of America N.A. and The Bank of Nova Scotia as issuing banks and the various lenders and other Persons from time to time party thereto.

                  Exhibit 10.6--Amendment dated March 28, 2003 to the First Amended and Restated Credit Agreement dated October 31, 2002, as modified by the Consent and Waiver dated as of January 22, 2003, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Texas Gas Transmission Corporation, the financial institutions and other Persons from time to time party thereto, JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, and Citicorp USA, Inc., as agent.

                  Exhibit 12--Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

                  Exhibit 99.1--Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Steven J. Malcolm, Chief Executive Officer of The Williams Companies, Inc.

                  Exhibit 99.2--Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Donald R. Chappel, Chief Financial Officer of The Williams Companies, Inc.

         (b) During first-quarter 2003, Williams filed a Form 8-K on the following dates reporting events under the specified items:
                  January 2, 2003 Item 9; January 9, 2003 Item 9; January 17, 2003 Item 5; January 24, 2003 Item 9; February 19, 2003 Item 9; February 21, 2003 Items 5, 7 and 9; March 6, 2003 Item 9; March 12, 2003 Item 9; March 19, 2003 Item 9; and March 21, 2003 Item 9.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE WILLIAMS COMPANIES, INC.
                                         --------------------------------------
                                         (Registrant)




                                          /s/ Gary R. Belitz
                                         --------------------------------------

                                         Gary R. Belitz
                                         Controller
                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)


May 13, 2003

                                 Certifications

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 13, 2003                        /s/ Steven J. Malcolm
                                           -------------------------------------
                                           Steven J. Malcolm
                                           President and Chief Executive Officer

                                 Certifications

I, Donald R. Chappel, Senior Vice President - Finance and Chief Financial Officer of The Williams Companies, Inc. ("registrant"), certify that:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 13, 2003                       /s/ Donald R. Chappel
                                          --------------------------------------
                                          Donald R. Chappel
                                          Senior Vice President - Finance
                                          and Chief Financial Officer

                               INDEX TO EXHIBITS

                  Exhibit 4.1 - Indenture dated March 4, 2003, between Northwest Pipeline Corporation and JP Morgan Chase Bank, as Trustee.

                  Exhibit 10.1--Purchase Agreement by and among Williams Gas Pipeline Company, LLC as Seller, The Williams Companies, Inc. and Loews Pipeline Holding Corp., as Buyer, for the purchase and sale of all the capital stock of Texas Gas Transmission Corporation, a Delaware Corporation, dated as of April 11, 2003.

                  Exhibit 10.2--Purchase and Sale Agreement between Williams Production RMT Company and Williams Production Company, L.L.C., as Seller, and XTO Energy Inc., as Buyer dated April
                  9. 2003.

                  Exhibit 10.3--Consent and Waiver dated January 22, 2003, under the Amended and Restated Credit Agreement dated as of October 31, 2002 among The Williams Companies, Inc., Citicorp USA, Inc., as agent and collateral agent, Bank of America N.A. as syndication agent, Citibank, N.A., Bank of America N.A. and The Bank of Nova Scotia as issuing banks and the various lenders and other Persons from time to time party thereto, and the Collateral Trust Agreement dated as of July 31, 2002, among The Williams Companies, Inc. and certain of its subsidiaries in favor of Citibank, N.A., as collateral trustee for the benefit of the holders of the secured obligations, as amended by the First Amendment to Collateral Trust Agreement dated October 31, 2002.

                  Exhibit 10.4--Consent and Waiver dated January 22, 2003, under the First Amended and Restated Credit Agreement dated October 31, 2002 among The Williams Companies, Inc. Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Texas Gas Transmission Corporation, the financial institutions and other Persons from time to time party thereto, JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, and Citicorp USA, Inc., as agent, and the Collateral Trust Agreement, dated as of July 31, 2002, among The Williams Companies, Inc. and certain of its subsidiaries in favor of Citibank, N.A., as collateral trustee for the benefit of the holders of the secured obligations, as amended by that First Amendment to Collateral Trust Agreement dated October 31, 2002.

                  Exhibit 10.5--Amendment dated March 28, 2003 to the Amended and Restated Credit Agreement dated as of October 31, 2002, as modified by the Consent and Waiver dated as of January 22, 2003, among The Williams Companies, Inc., Citicorp USA, Inc., as agent and collateral agent, Bank of America N.A. as syndication agent, Citibank, N.A., Bank of America N.A. and The Bank of Nova Scotia as issuing banks and the various lenders and other Persons from time to time party thereto.

                  Exhibit 10.6--Amendment dated March 28, 2003 to the First Amended and Restated Credit Agreement dated October 31, 2002, as modified by the Consent and Waiver dated as of January 22, 2003, among The Williams Companies, Inc. Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Texas Gas Transmission Corporation, the financial institutions and other Persons from time to time party thereto, JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and Commerzbank AG, as Co-Syndication Agents, Credit Lyonnais New York Branch, as Documentation Agent, and Citicorp USA, Inc., as agent.

                  Exhibit 12--Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

                  Exhibit 99.1--Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Steven J. Malcolm, Chief Executive Officer of The Williams Companies, Inc.

                  Exhibit 99.2--Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Donald R. Chappel, Chief Financial Officer of The Williams Companies, Inc.

            (b) During first-quarter 2003, Williams filed a Form 8-K on the following dates reporting events under the specified items:
                  January 2, 2003 Item 9; January 9, 2003 Item 9; January 17, 2003 Item 5; January 24, 2003 Item 9; February 19, 2003 Item 9; February 21, 2003 Items 5, 7 and 9; March 6, 2003 Item 9; March 12, 2003 Item 9; March 19, 2003 Item 9; and March 21, 2003 Item 9.