Form 10-Q
period 2003-06-30
WILLIAMS COMPANIES INC
filed 2003-08-12
CIK 107263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2003
                               ------------------------------------------------

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

Commission file number                           1-4174
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

                              Yes   X       No
                                  -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X       No
                                                -----        -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                            Outstanding at July 31, 2003
---------------------------------------    ------------------------------------
       Common Stock, $1 par value                  517,954,889 Shares

                          The Williams Companies, Inc.
                                      Index


                                                                                                       Page
                                                                                                       ----
Part I.  Financial Information

     Item 1.  Financial Statements

        Consolidated Statement of Operations--Three and Six Months Ended June 30, 2003 and 2002           2

        Consolidated Balance Sheet--June 30, 2003 and December 31, 2002                                   3

        Consolidated Statement of Cash Flows--Six Months Ended June 30, 2003 and 2002                     4

        Notes to Consolidated Financial Statements                                                        5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      33

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 53

     Item 4.  Controls and Procedures                                                                    54

Part II.  Other Information                                                                              55

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

                          The Williams Companies, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                   Three months                    Six months
(Dollars in millions, except per-share amounts)                   ended June 30,                  ended June 30,
-----------------------------------------------           -----------------------------    -----------------------------
                                                              2003             2002*           2003             2002*
                                                          ------------     ------------    ------------     ------------

Revenues:
   Energy Marketing & Trading                             $    2,940.2     $     (195.6)   $    6,721.7     $      145.3
   Gas Pipeline                                                  312.0            290.5           635.3            595.5
   Exploration & Production                                      200.2            221.0           444.1            442.8
   Midstream Gas & Liquids                                       737.8            438.0         1,868.5            838.0
   Other                                                          20.1             26.0            48.1             52.7
   Intercompany eliminations                                    (446.5)           (32.8)       (1,004.2)           (55.3)
                                                          ------------     ------------    ------------     ------------
     Total revenues                                            3,763.8            747.1         8,713.5          2,019.0
                                                          ------------     ------------    ------------     ------------


Segment costs and expenses:
   Costs and operating expenses                                3,169.0            612.1         7,750.6          1,203.3
   Selling, general and administrative expenses                  116.8            162.6           232.2            294.6
   Other (income) expense - net                                 (225.2)           146.7          (224.6)           146.9
                                                          ------------     ------------    ------------     ------------
     Total segment costs and expenses                          3,060.6            921.4         7,758.2          1,644.8
                                                          ------------     ------------    ------------     ------------
General corporate expenses                                        21.8             34.1            44.7             72.3
                                                          ------------     ------------    ------------     ------------

Operating income (loss):
   Energy Marketing & Trading                                    364.7           (414.5)          234.2           (141.5)
   Gas Pipeline                                                  111.8            101.7           261.2            216.9
   Exploration & Production                                      176.2             91.4           287.9            198.3
   Midstream Gas & Liquids                                        58.9             48.1           179.4            100.8
   Other                                                          (8.4)            (1.0)           (7.4)             (.3)
   General corporate expenses                                    (21.8)           (34.1)          (44.7)           (72.3)
                                                          ------------     ------------    ------------     ------------
     Total operating income (loss)                               681.4           (208.4)          910.6            301.9
Interest accrued                                                (406.0)          (253.7)         (758.8)          (457.7)
Interest capitalized                                              11.2              6.3            23.2             11.1
Interest rate swap loss                                           (6.1)           (83.2)           (8.9)           (73.0)
Investing income (loss)                                          (43.1)            38.5             3.2           (178.2)
Minority interest in income and preferred returns
   of consolidated subsidiaries                                   (6.0)           (11.5)           (9.5)           (23.5)
Other income - net                                                14.0             23.8            36.0             18.5
                                                          ------------     ------------    ------------     ------------
Income (loss) from continuing operations before
   income taxes and cumulative effect of change
   in accounting principles                                      245.4           (488.2)          195.8           (400.9)
Provision (benefit) for income taxes                             127.4           (156.4)          116.6           (116.3)
                                                          ------------     ------------    ------------     ------------
Income (loss) from continuing operations                         118.0           (331.8)           79.2           (284.6)
Income (loss) from discontinued operations                       151.7            (17.3)          137.3             43.2
                                                          ------------     ------------    ------------     ------------
Income (loss) before cumulative effect of change
  in accounting principles                                       269.7           (349.1)          216.5           (241.4)
Cumulative effect of change in accounting principles                --               --          (761.3)              --
                                                          ------------     ------------    ------------     ------------
Net income (loss)                                                269.7           (349.1)         (544.8)          (241.4)
Preferred stock dividends                                         22.7              6.8            29.5             76.5
                                                          ------------     ------------    ------------     ------------
Income (loss) applicable to common stock                  $      247.0     $     (355.9)   $     (574.3)    $     (317.9)
                                                          ============     ============    ============     ============
Basic earnings (loss) per common share:
   Income (loss) from continuing operations               $        .19     $       (.65)   $        .09     $       (.69)
   Income (loss) from discontinued operations                      .29             (.03)            .27              .08
                                                          ------------     ------------    ------------     ------------
   Income (loss) before cumulative effect of change
     in accounting principles                                      .48             (.68)            .36             (.61)
   Cumulative effect of change in accounting principles             --               --           (1.47)              --
                                                          ------------     ------------    ------------     ------------
     Net income (loss)                                    $        .48     $       (.68)   $      (1.11)    $       (.61)
                                                          ============     ============    ============     ============
   Weighted-average shares (thousands)                         518,090          520,427         517,872          519,829

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations               $        .18     $       (.65)   $        .09     $       (.69)
   Income (loss) from discontinued operations                      .28             (.03)            .26              .08
                                                          ------------     ------------    ------------     ------------
   Income (loss) before cumulative effect of
     change in accounting principles                               .46             (.68)            .35             (.61)
   Cumulative effect of change in accounting principles             --               --           (1.45)              --
                                                          ------------     ------------    ------------     ------------
     Net income (loss)                                    $        .46     $       (.68)   $      (1.10)    $       (.61)
                                                          ============     ============    ============     ============
   Weighted-average shares (thousands)                         534,839          520,427         523,553          519,829
Cash dividends per common share                           $        .01     $        .20    $        .02     $        .40

*Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                            See accompanying notes.

                          The Williams Companies, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)


(Dollars in millions, except per-share amounts)                   June 30,       December 31,
-----------------------------------------------                     2003             2002*
                                                                ------------     ------------

ASSETS
Current assets:
   Cash and cash equivalents                                    $    3,227.1     $    1,650.4
   Restricted cash                                                      56.5            102.8
   Restricted investments                                              160.9               --
   Accounts and notes receivable less allowance
     of $116.2 ($111.8 in 2002)                                      1,696.5          2,415.4
   Inventories                                                         299.5            380.5
   Energy risk management and trading assets                              --            296.7
   Derivative assets                                                 6,934.3          5,024.3
   Margin deposits                                                     609.5            804.8
   Assets of discontinued operations                                   465.8          1,251.1
   Deferred income taxes                                               527.2            569.2
   Other current assets and deferred charges                           306.0            390.9
                                                                ------------     ------------
        Total current assets                                        14,283.3         12,886.1

Restricted cash                                                        175.2            188.1
Restricted investments                                                 300.3               --
Investments                                                          1,424.9          1,468.6

Property, plant and equipment, at cost                              15,984.8         15,810.6
Less accumulated depreciation and depletion                         (3,796.0)        (3,677.5)
                                                                ------------     ------------
                                                                    12,188.8         12,133.1

Energy risk management and trading assets                                 --          1,821.6

Derivative assets                                                    3,667.9          1,865.1
Goodwill                                                             1,059.5          1,059.5
Assets of discontinued operations                                         --          2,834.0
Other assets and deferred charges                                      753.1            732.4
                                                                ------------     ------------
        Total assets                                            $   33,853.0     $   34,988.5
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                $        9.8     $      934.8
   Accounts payable                                                  1,434.4          1,939.8
   Accrued liabilities                                               1,153.8          1,406.4
   Liabilities of discontinued operations                               88.4            532.1
   Energy risk management and trading liabilities                         --            244.4
   Derivative liabilities                                            6,906.0          5,168.3
   Long-term debt due within one year                                1,806.5          1,082.7
                                                                ------------     ------------
        Total current liabilities                                   11,398.9         11,308.5

Long-term debt                                                      11,209.7         11,076.7
Deferred income taxes                                                2,842.8          3,353.6
Liabilities and minority interests of discontinued operations             --          1,258.0
Energy risk management and trading liabilities                            --            680.9
Derivative liabilities                                               3,249.8          1,209.8
Other liabilities and deferred income                                1,057.9            968.3
Contingent liabilities and commitments (Note 11)
Minority interests in consolidated subsidiaries                         92.4             83.7
Stockholders' equity:
   Preferred stock, $1 per share par value, 30 million shares
     authorized, 1.5 million issued in 2002                               --            271.3
   Common stock, $1 per share par value, 960 million shares
     authorized, 520.9 million issued in 2003, 519.9 million
     issued in 2002                                                    520.9            519.9
   Capital in excess of par value                                    5,191.0          5,177.2
   Accumulated deficit                                              (1,469.0)          (884.3)
   Accumulated other comprehensive income (loss)                      (174.8)            33.8
   Other                                                               (28.0)           (30.3)
                                                                ------------     ------------
                                                                     4,040.1          5,087.6
   Less treasury stock (at cost), 3.2 million shares of
     common stock in 2003 and 2002                                     (38.6)           (38.6)
                                                                ------------     ------------
        Total stockholders' equity                                   4,001.5          5,049.0
                                                                ------------     ------------
        Total liabilities and stockholders' equity              $   33,853.0     $   34,988.5
                                                                ============     ============

*Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

                             See accompanying notes.

                          The Williams Companies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

(Millions)                                                                                Six months ended June 30,
----------                                                                              ----------------------------
                                                                                            2003           2002*
                                                                                        ------------    ------------
OPERATING ACTIVITIES:
   Income (loss) from continuing operations                                             $       79.2    $     (284.6)
   Adjustments to reconcile to cash provided (used) by operations:
      Depreciation, depletion and amortization                                                 339.6           320.2
      Provision (benefit) for deferred income taxes                                             80.8          (153.0)
      Payments of guarantees and payment obligations related to WilTel                            --          (753.9)
      Provision for loss on investments, property and other assets                             120.8            98.4
      Net gain on disposition of assets                                                       (100.6)           (7.8)
      Provision for uncollectible accounts:
         WilTel                                                                                   --           247.0
         Other                                                                                  13.8             7.6
      Minority interest in income and preferred returns of consolidated subsidiaries             9.5            23.5
      Amortization and taxes associated with stock-based awards                                 14.7            15.4
      Payment of deferred set-up fee and fixed rate interest on RMT note payable              (265.0)             --
      Accrual for fixed rate interest included in the RMT note payable                          99.3              --
      Amortization of deferred set-up fee and fixed rate interest on RMT note payable          154.5              --
      Cash provided (used) by changes in current assets and liabilities:
         Restricted cash                                                                         (.5)         (140.9)
         Accounts and notes receivable                                                         675.2          (561.4)
         Inventories                                                                            39.9          (116.0)
         Margin deposits                                                                       195.2          (174.8)
         Other current assets and deferred charges                                             (66.5)           (6.0)
         Accounts payable                                                                     (470.6)          597.4
         Accrued liabilities                                                                  (186.7)          (93.9)
      Changes in current and noncurrent derivative and energy risk management and
         trading assets and liabilities                                                       (356.8)          105.2
      Changes in noncurrent restricted cash                                                     (2.4)         (101.1)
      Other, including changes in noncurrent assets and liabilities                            (29.2)          (88.8)
                                                                                        ------------    ------------
         Net cash  provided (used) by operating activities of continuing operations            344.2        (1,067.5)
         Net cash provided by operating activities of discontinued operations                  124.7           152.6
                                                                                        ------------    ------------
         Net cash provided (used) by operating activities                                      468.9          (914.9)
                                                                                        ------------    ------------

FINANCING ACTIVITIES:
   Payments of notes payable                                                                  (892.8)       (1,714.1)
   Proceeds from long-term debt                                                              1,776.5         3,162.2
   Payments of long-term debt                                                                 (920.4)       (1,028.5)
   Proceeds from issuance of common stock                                                         .1            11.4
   Dividends paid                                                                              (42.9)         (206.5)
   Proceeds from issuance of preferred stock                                                      --           272.3
   Repurchase of preferred stock                                                              (275.0)             --
   Payments of debt issuance costs                                                             (54.9)         (100.4)
   Payments/dividends to minority and preferred interests                                        (.7)          (31.4)
   Changes in restricted cash                                                                   62.2              --
   Changes in cash overdrafts                                                                  (25.9)           54.0
   Other--net                                                                                    (.1)             --
                                                                                        ------------    ------------
         Net cash provided (used) by financing activities of continuing operations            (373.9)          419.0
         Net cash provided (used) by financing activities of discontinued operations           (92.0)          684.9
                                                                                        ------------    ------------
         Net cash provided (used) by financing activities                                     (465.9)        1,103.9
                                                                                        ------------    ------------

INVESTING ACTIVITIES:
   Property, plant and equipment:
      Capital expenditures                                                                    (452.1)         (799.8)
      Proceeds from dispositions                                                               467.9           105.6
   Purchases of investments/advances to affiliates                                             (13.3)         (289.3)
   Purchases of restricted investments                                                        (463.3)             --
   Proceeds from sales of businesses                                                         1,943.6           440.6
   Proceeds from disposition of investments and other assets                                    33.3              .6
   Other--net                                                                                   (3.5)           16.5
                                                                                        ------------    ------------
         Net cash provided (used) by investing activities of continuing operations           1,512.6          (525.8)
         Net cash used by investing activities of discontinued operations                      (21.9)         (191.0)
                                                                                        ------------    ------------
         Net cash provided (used) by investing activities                                    1,490.7          (716.8)
                                                                                        ------------    ------------
Increase (decrease) in cash and cash equivalents                                             1,493.7          (527.8)
Cash and cash equivalents at beginning of period**                                           1,736.0         1,301.1
                                                                                        ------------    ------------
Cash and cash equivalents at end of period**                                            $    3,229.7    $      773.3
                                                                                        ============    ============

* Amounts have been restated or reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

** Includes cash and cash equivalents of discontinued operations of $2.6 million, $85.6 million, $71.3 million and $60.7 million at June 30, 2003, December 31, 2002, June 30, 2002 and December 31, 2001, respectively.

                             See accompanying notes.

                          The Williams Companies, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. General
--------------------------------------------------------------------------------

Company outlook

     As discussed in The Williams Companies, Inc.'s (Williams or the Company) Form 10-K for the year ended December 31, 2002, events in 2002 and the last half of 2001 significantly impacted the Company's operations, both past and future. On February 20, 2003, Williams outlined its planned business strategy for the next several years which management believes to be a comprehensive response to the events which have impacted the energy sector and Williams during 2002. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams' liquidity through additional asset sales, strategic levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status, while retaining businesses with favorable returns and opportunities for growth in the future. As part of this plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and 2004. During the first half of 2003, Williams received $2.4 billion in net proceeds from the sales of assets and businesses, including the retail travel centers, the Midsouth refinery, Texas Gas Transmission Corporation, Williams' general partnership interest and limited partner investment in Williams Energy Partners, Williams' interest in Williams Bio-Energy L.L.C., certain natural gas exploration and production properties in Kansas, Colorado and New Mexico and Williams' interest in the Rio Grande Pipeline. As previously announced, the Company intends to reduce its commitment to the Energy Marketing & Trading business, which may be realized by entering into a joint venture with a third party or through the sale of a portion or all of the marketing and trading portfolio. Additionally, through the six month period ended June 30, 2003, Energy Marketing & Trading has sold contracts for proceeds totaling approximately $206 million.

     During second-quarter 2003, Williams issued $300 million of 5.5 percent junior subordinated convertible debentures due 2033 and $800 million of 8.625 percent notes due 2010, and a Williams subsidiary received proceeds from a $500 million term loan due 2007. Portions of the proceeds from these debt issues, borrowings and asset sales were used to redeem $275 million of preferred stock, the RMT note payable (including deferred fees and interest) (see Note 10) and $888 million of other long-term debt that matured or required payments from the proceeds of asset sales.

     As of June 30, 2003, the Company has maturing notes payable and long-term debt through first-quarter 2004 totaling approximately $1.8 billion, consisting largely of $1.4 billion of Williams senior unsecured 9.25 percent notes. The Company anticipates that cash on hand, proceeds from additional asset sales and cash flows from retained businesses will enable the Company to meet its liquidity needs.

Other

     The accompanying interim consolidated financial statements of Williams do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in Williams' Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others, including asset impairments, loss accruals, and the change in accounting principles which, in the opinion of Williams' management, are necessary to present fairly its financial position at June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

     During the second quarter of 2003 Energy Marketing & Trading corrected the accounting treatment previously given to certain third party derivative contracts during 2002 and 2001. As a result, Energy Marketing & Trading recognized $80.7 million of revenue for the second quarter 2003 attributable to prior periods. Approximately $46.6 million of this revenue relates to a correction of net energy trading assets for certain derivative contract terminations occurring in 2001. The remaining $34.1 million relates to net gains on certain other derivative contracts entered into in 2002 and 2001 which the Company now believes that it should not have deferred as a component of other comprehensive income due to the incorrect designation of these contracts as cash flow hedges. Management, after consultation with its independent auditor, concluded that the effect of the previous accounting treatment was not material to prior periods, expected 2003 results and trend of earnings.

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

2. Basis of presentation
--------------------------------------------------------------------------------

   In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of the following components as discontinued operations (see Note 6):

     o Kern River Gas Transmission (Kern River), previously one of Gas Pipeline's segments

     o Two natural gas liquids pipeline systems, Mid-American Pipeline and Seminole Pipeline, previously part of the Midstream Gas & Liquids segment

     o The Colorado soda ash mining operations, part of the previously reported International segment

     o Central natural gas pipeline, previously one of Gas Pipeline's segments

     o Retail travel centers concentrated in the Midsouth, part of the previously reported Petroleum Services segment

     o Refining and marketing operations in the Midsouth, including the Midsouth refinery, part of the previously reported Petroleum Services segment

     o Bio-energy operations, part of the previously reported Petroleum Services segment

     o Texas Gas Transmission Corporation, previously one of Gas Pipeline's segments

     o Williams' general partnership interest and limited partner investment in Williams Energy Partners, previously the Williams Energy Partners segment

     o Refining, retail and pipeline operations in Alaska, part of the previously reported Petroleum Services segment

     o Gulf Liquids New River Project LLC, previously part of the Midstream Gas & Liquids segment

     o Natural gas properties in the Hugoton and Raton basins, previously part of the Exploration & Production segment.

     Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to the continuing operations of Williams. Williams expects that other components of its business may be classified as discontinued operations in the future as those operations are sold or classified as held-for-sale.

     Certain other statement of operations, balance sheet and cash flow amounts have been reclassified to conform to the current classifications.

3. Changes in accounting policies and cumulative effect of change in accounting principles
--------------------------------------------------------------------------------

Energy commodity risk management and trading activities and revenues

     Effective January 1, 2003, Williams adopted Emerging Issues Task Force
(EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Issue rescinded EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue No. 02-3 precludes fair value accounting for energy trading contracts that are not derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and for commodity trading inventories. As a result of initial application of this Issue in first-quarter 2003, Williams reduced energy risk management and trading assets (including inventories) by $2,159.2 million, energy risk management and trading liabilities by $925.3 million and net income by $762.5 million (net of a $471.4 million benefit for income taxes). Of this amount, approximately $755 million relates to Energy Marketing & Trading's portion with the remainder relating to Midstream Gas & Liquids. The reduction of net income is reported as a cumulative effect of a change in accounting principle. The change resulted primarily from power tolling, load serving, transportation and storage contracts not meeting the definition of a derivative and no longer being reported at fair value.

     The power tolling, load serving, transportation and storage contracts are now accounted for on an accrual basis. Under this model, revenues for sales of products are recognized in the period of delivery. Revenues and costs associated with these non-derivative energy contracts, other non-derivative activities and physically settled derivative contracts are reflected gross in revenues and costs and operating expenses in the Consolidated Statement of Operations beginning January 1, 2003. This change significantly impacts the presentation of revenues and costs and operating expenses. Physical commodity inventories previously reflected at fair value are now stated at average cost, not in excess of market. Derivative energy contracts are reflected at fair value, and gains and losses due to changes in fair value of derivatives not designated as hedges under SFAS No. 133 are reflected net in revenues. Derivative energy contracts are classified in the Consolidated Balance Sheet as current and noncurrent assets and current and noncurrent liabilities based on the timing of expected future cash flows used in determining fair value of individual contracts. In addition, derivative assets and liabilities on the Consolidated Balance Sheet include a net asset representing the fair value of certain derivative contracts at the time that Energy Marketing & Trading elected the normal purchases and sales exclusion in accordance with SFAS No. 133. The approximately $500 million fair value of these contracts at the time the election was made will be realized into earnings over the remaining periods of the contracts' term in accordance with the estimated cash flows of the contracts at the time of election. As of June 30, 2003, the remaining terms of contracts for which the normal purchases and sales exclusion has been elected ranges from approximately 4 to 8 years.

Asset retirement obligations

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

4.  Asset sales, impairments and other items
--------------------------------------------------------------------------------

     Williams evaluates its equity investments for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management's estimate of fair value of the investment is compared to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying cost and the decline in value is considered other than temporary, the excess of the carrying cost over the fair value is recognized in the financial statements as an impairment.

     Judgments and assumptions are inherent in management's assessment of whether there has been any evidence of a loss in value that warrants an estimation of fair value. Judgments and assumptions are also inherent in management's estimate of an investment's fair value used to determine whether a loss in value has occurred and to measure the amount of impairment to recognize. In addition, judgements and assumptions are involved in determining if the decline in value is other than temporary. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

     Significant gains or losses from asset sales, impairments and other items included in other (income) expense - net within segment costs and expenses and investing income (loss) are included in the following table.

                                                  Three months ended           Six months ended
                                                        June 30,                   June 30,
                                               ------------------------    ------------------------
(Millions)                                        2003          2002          2003          2002
----------                                     ----------    ----------    ----------    ----------

OTHER (INCOME) EXPENSE-NET:
  ENERGY MARKETING & TRADING
     Net loss accruals and write-offs          $       --    $     83.7    $       --    $     83.7
     Impairment of goodwill                            --          57.5            --          57.5
     Gain on sale of Jackson power
       contract                                    (175.0)           --        (175.0)           --
     Commodity Futures Trading
       Commission settlement
         (see Note 11)                               20.0            --          20.0            --
  GAS PIPELINE
     Write-off of software development
       costs due to cancelled implementation         25.5            --          25.5            --
  EXPLORATION & PRODUCTION
     Net gain on sale of natural gas
       properties                                   (91.5)           --         (91.5)           --

 INVESTING INCOME (LOSS):
  GAS PIPELINE
     Write-down of investment in
       cancelled Independence Pipeline project         --         (12.3)           --         (12.3)
     Contractual construction completion
       fee received by equity investee                 --          27.4            --          27.4
  MIDSTREAM GAS & LIQUIDS
     Impairment of Aux Sable investment              (8.5)           --          (8.5)           --
  OTHER
     Impairment of cost based investment            (13.5)           --         (13.5)           --
     Impairment of Longhorn
       Partners Pipeline, L.P.
       investment/debt securities                   (42.4)           --         (42.4)           --
     Impairment of Algar Telecom
       S.A. investment                                 --            --         (12.0)           --
     Provision for loss on estimated
       recoverability of WilTel
       Communications Group, Inc.
       receivables                                     --         (15.0)           --        (247.0)

5. Provision (benefit) for income taxes
--------------------------------------------------------------------------------

     The provision (benefit) for income taxes from continuing operations includes:

                                   Three months ended             Six months ended
                                       June 30,                        June 30,
                             ----------------------------    ----------------------------
 (Millions)                      2003            2002            2003            2002
                             ------------    ------------    ------------    ------------

 Current:
   Federal                   $        6.2    $       29.1    $       12.4    $       36.7
   State                              8.5            (2.6)           13.2              --
   Foreign                           10.2            (3.6)           10.2              --
                             ------------    ------------    ------------    ------------
                                     24.9            22.9            35.8            36.7

Deferred:
   Federal                          103.2          (156.6)           86.6          (142.4)
   State                             (2.2)          (16.1)           (5.1)          (10.7)
   Foreign                            1.5            (6.6)            (.7)             .1
                             ------------    ------------    ------------    ------------
                                    102.5          (179.3)           80.8          (153.0)
                             ------------    ------------    ------------    ------------
 Total provision (benefit)   $      127.4    $     (156.4)   $      116.6    $     (116.3)
                             ============    ============    ============    ============

     The effective income tax rate for the three and six months ended June 30, 2003, is greater than the federal statutory rate due primarily to the financial impairment of certain investments, capital losses generated for which valuation allowances were established and nondeductible expenses.

     The effective income tax rate for the three and six months ended June 30, 2002, is less than the federal statutory rate due primarily to the impairment of goodwill which is not deductible for income tax purposes and reduces the benefit of the pretax loss.

6. Discontinued operations
--------------------------------------------------------------------------------

     During 2002, Williams began the process of selling assets and/or businesses to address liquidity issues. The businesses discussed below represent components of Williams that have been sold or approved for sale by the board of directors as of June 30, 2003; therefore, their results of operations (including any impairments, gains or losses), financial position and cash flows have been reflected in the consolidated financial statements and notes as discontinued operations.

     Summarized results of discontinued operations for the three and six months ended June 30, 2003 and 2002 are as follows:

                                              Three months ended              Six months ended
                                                   June 30,                        June 30,
                                         ----------------------------    ----------------------------
(Millions)                                   2003            2002            2003            2002
----------                               ------------    ------------    ------------    ------------

  Revenues                               $      466.9    $    1,398.8    $    1,490.3    $    2,639.2

  Income from discontinued operations
     before income taxes                 $       17.0    $       45.4    $      107.7    $      181.9
  (Impairments) and gain (loss) on
     sales - net                                232.9           (71.1)          115.6          (109.2)
  (Provision) benefit for income taxes          (98.2)            8.4           (86.0)          (29.5)
                                         ------------    ------------    ------------    ------------
Total income (loss) from discontinued
  operations                             $      151.7    $      (17.3)   $      137.3    $       43.2
                                         ============    ============    ============    ============

     Summarized assets and liabilities of discontinued operations as of June 30, 2003 and December 31, 2002, are as follows:

                                             June 30,     December 31,
(Millions)                                     2003           2002
                                           ------------   ------------

   Total current assets                    $      163.9   $      711.4
                                           ------------   ------------
Property, plant and equipment - net               300.0        3,105.2
Other noncurrent assets                             1.9          268.5
                                           ------------   ------------
   Total noncurrent assets                        301.9        3,373.7
                                           ------------   ------------
   Total assets                            $      465.8   $    4,085.1
                                           ============   ============
Reflected on balance sheet as:
   Current assets                          $      465.8   $    1,251.1
   Noncurrent assets                                 --        2,834.0
                                           ------------   ------------
   Total assets                            $      465.8   $    4,085.1
                                           ============   ============
Long-term debt due within one year         $         --   $       68.7
Other current liabilities                          85.8          445.1
                                           ------------   ------------
   Total current liabilities                       85.8          513.8
                                           ------------   ------------
Long-term debt                                       --          828.3
Minority interests                                   --          340.0
Other noncurrent liabilities                        2.6          108.0
                                           ------------   ------------
   Total noncurrent liabilities                     2.6        1,276.3
                                           ------------   ------------
   Total liabilities                       $       88.4   $    1,790.1
                                           ============   ============
Reflected on balance sheet as:
   Current liabilities                     $       88.4   $      532.1
   Noncurrent liabilities                            --        1,258.0
                                           ------------   ------------
   Total liabilities                       $       88.4   $    1,790.1
                                           ============   ============

HELD FOR SALE AT JUNE 30, 2003

Soda ash operations

     In March 2002, Williams announced its intention to sell its soda ash mining facility located in Colorado. During third-quarter 2002, Williams' board of directors approved a plan authorizing management to negotiate and facilitate a sale of its interest in the soda ash operations pursuant to terms of a proposed sales agreement. The soda ash facility was previously written-down to its estimated fair value less cost to sell at December 31, 2002. This estimate was reflective of terms of the negotiations to sell the operations. During 2003, ongoing sale negotiations continue to provide new information regarding estimated fair value. As a result, additional impairment charges of $5 million and $11.1 million were recognized during the first and second quarters of 2003, respectively. These impairments and a $44.1 million second-quarter 2002 impairment are included in (impairments) and gain (loss) on sales in the preceding table. Williams believes that these ongoing negotiations provide sufficient evidence that it remains committed to its plan to sell the soda ash operations within one year. Therefore, soda ash operations continue to be presented as held for sale. The soda ash operations were part of the previously reported International segment.

Alaska refining, retail and pipeline operations

     The company is currently engaged in negotiations to sell its Alaska refinery and related assets. During first-quarter 2003, management revised its assessment of the estimated fair value of these assets, reflective of recent information obtained through continuing sales negotiations, using a probability-weighted approach. As a result, an impairment charge of $8 million was recognized in first-quarter 2003 and is included in (impairments) and gain

(loss) on sales in the preceding table. During second-quarter 2003, Williams' board of directors approved a plan authorizing management to negotiate and facilitate a sale of these operations. A sale is expected to be completed within one year. These operations were part of the previously reported Petroleum Services segment.

Gulf Liquids New River Project LLC

     Williams' Gulf Liquids operations have been identified as assets not related to the new, more narrowly focused business. During second-quarter 2003, Williams' board of directors approved a plan authorizing management to negotiate and facilitate a sale of these assets. An impairment charge of $92.6 million was recognized during second-quarter 2003 to reduce the carrying cost of the long-lived assets to management's estimate of fair value less estimated costs to sell the assets, and is included in (impairments) and gain (loss) on sales in the preceding table. Fair value was estimated based on a discounted cash flow analysis. The sale of these operations is expected to be completed within one year. These operations were part of the Midstream Gas & Liquids segment.

2003 COMPLETED TRANSACTIONS

Williams Energy Partners

     On June 17, 2003, Williams completed the sale of its 100 percent general partnership interest and 54.6 percent limited partner investment in Williams Energy Partners for approximately $512 million in cash and assumption by the purchasers of $570 million in debt. Williams recognized a gain of $275.6 million on the sale, which is included in (impairments) and gain (loss) on sales in the preceding table, and deferred an additional $113 million associated with Williams' indemnifications of the purchasers under the sales agreement. Williams has indemnified the purchasers for a variety of matters, including obligations that may arise associated with environmental contamination relating to operations prior to April 2002 and identified prior to April 2008 (see Note 11).

Bio-energy facilities

     On May 30, 2003, Williams completed the sale of its bio-energy operations to Morgan Stanley Capital Partners for approximately $59 million in cash. The December 31, 2002 carrying value reflected the estimated fair value less cost to sell. During second-quarter 2003, Williams recognized an additional loss on the sale of $6.4 million which is included in (impairments) and gain (loss) on sales in the preceding table. These operations were part of the previously reported Petroleum Services segment.

Texas Gas

     On May 16, 2003, Williams completed the sale of its Texas Gas Transmission Corporation for $795 million in cash and the assumption by the purchaser of $250 million in existing Texas Gas debt. This business was evaluated for recoverability on a held-for-use basis pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," at March 31, 2003. A $109 million impairment charge was recorded in first-quarter 2003 reflecting the excess of the carrying cost of the long-lived assets over management's estimate of fair value, and is included in (impairments) and gain (loss) on sales in the preceding table. Fair value was based on management's assessment of the expected sales price pursuant to the purchase and sale agreement. No significant gain or loss was recognized on the sale. Texas Gas was a segment within Gas Pipeline.

Natural gas properties

     During second-quarter 2003, Williams completed the sale of natural gas exploration and production properties in the Raton Basin in southern Colorado and the Hugoton Embayment of the Anadarko Basin in southwestern Kansas. This sale included all of Williams' interests within these basins. A $39.9 million gain on the sale was recognized in the second quarter of 2003 and is included in (impairments) and gain (loss) on sale in the preceding table. These properties were part of the Exploration & Production segment.

Midsouth refinery and related assets

     On March 4, 2003, Williams completed the sale of its refinery and other related operations located in Memphis, Tennessee to Premcor, Inc. for approximately $455 million in cash. These assets were previously written down by $240.8 million to their estimated fair value less cost to sell at December 31, 2002. A gain on sale of $4.7 million was recognized in the first quarter of 2003. During the second quarter of 2003, Williams recognized a $24.7 million gain on the sale of an earn-out agreement retained by Williams in the sale of the refinery. This agreement would have allowed Williams to potentially receive up to an additional $75 million over the next seven years depending on refining margins. These gains are included in (impairments) and gain (loss) on sale in the preceding table. These operations were part of the previously reported Petroleum Services segment.

Williams travel centers

     On February 27, 2003, Williams completed the sale of the travel centers to Pilot Travel Centers LLC for approximately $189 million in cash. The December 31, 2002 carrying value reflected the estimated fair value less cost to sell. A second-quarter 2002 impairment of $27 million is reflected in (impairments) and gain (loss) on sale in the preceding table. No significant gain or loss was recognized on the sale. These operations were part of the previously reported Petroleum Services segment.

2002 COMPLETED TRANSACTIONS

Kern River

     On March 27, 2002, Williams completed the sale of its Kern River pipeline for $450 million in cash and the assumption by the purchaser of $510 million in debt. As part of the agreement, $32.5 million of the purchase price was contingent upon Kern River receiving a certificate from the FERC to construct and operate a future expansion. This certificate was received in July 2002, and the contingent payment plus interest was recognized as income from discontinued operations in third-quarter 2002. Included as a component of (impairments) and gain (loss) on sales in the preceding table is a pre-tax loss of $38.1 million for the six months ended June 30, 2002. Kern River was a segment within Gas Pipeline.

Mid-America and Seminole Pipelines

     On August 1, 2002, Williams completed the sale of its 98 percent interest in Mid-America Pipeline and 98 percent of its 80 percent ownership interest in Seminole Pipeline for $1.2 billion. The sale generated net cash proceeds of $1.15 billion. These assets were part of the Midstream Gas & Liquids segment.

Central

     On November 15, 2002, Williams completed the sale of its Central natural gas pipeline for $380 million in cash and the assumption by the purchaser of $175 million in debt. Central was a segment within Gas Pipeline.

7. Earnings (loss) per share
--------------------------------------------------------------------------------


   Basic and diluted earnings (loss) per common share are computed as follows:

(Dollars in millions, except per-share                      Three months ended                Six months ended
amounts; shares in thousands)                                     June 30,                        June 30,
--------------------------------------                  ----------------------------    ----------------------------
                                                             2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------

Income (loss) from continuing operations                $      118.0    $     (331.8)   $       79.2    $     (284.6)
Convertible preferred stock dividends                          (22.7)           (6.8)          (29.5)          (76.5)
                                                        ------------    ------------    ------------    ------------
Income (loss) from continuing operations
   available to common stockholders
   for basic earnings per share                                 95.3          (338.6)           49.7          (361.1)
Effect of dilutive securities:
   Interest on convertible debentures (see Note 10)               .9              --              --              --
                                                        ------------    ------------    ------------    ------------
Income (loss) from continuing operations
   available to common stockholders for
   diluted earnings per share                           $       96.2    $     (338.6)   $       49.7    $     (361.1)
                                                        ============    ============    ============    ============
Basic weighted-average shares                                518,090         520,427         517,872         519,829
Effect of dilutive securities:
   Stock options                                               3,889              --           2,814              --
   Deferred shares unvested                                    2,567              --           2,867              --
   Convertible debentures (see Note 10)                       10,293              --              --              --
                                                        ------------    ------------    ------------    ------------
Diluted weighted-average shares                              534,839         520,427         523,553         519,829
                                                        ------------    ------------    ------------    ------------
Earnings (loss) per share from continuing operations:
   Basic                                                $        .19    $       (.65)   $        .09    $       (.69)
   Diluted                                              $        .18    $       (.65)   $        .09    $       (.69)
                                                        ============    ============    ============    ============

   For the three and six months ended June 30, 2003, approximately 11.3 million and 13 million weighted average shares, respectively, related to the assumed conversion of 9 7/8 percent cumulative convertible preferred stock have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive. The preferred stock was redeemed in June 2003.

   For the six months ended June 30, 2003, approximately 5.2 million weighted-average shares related to the assumed conversion of convertible debentures, as well as the related interest, were excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive.

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

8. Stock-based compensation
--------------------------------------------------------------------------------

          Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation."

                                                            Three months ended              Six months ended
                                                                 June 30,                        June 30,
                                                       ----------------------------    ----------------------------
(Millions)                                                 2003            2002            2003            2002
----------                                             ------------    ------------    ------------    ------------

Net income (loss), as reported                         $      269.7    $     (349.1)   $     (544.8)   $     (241.4)
Add:  Stock-based employee compensation included
    in the Consolidated Statement of Operations, net
    of related tax effects                                      3.3             4.3            13.9             8.1
Deduct:  Stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                         (6.3)           (8.2)          (21.0)          (15.5)

                                                       ------------    ------------    ------------    ------------
Pro forma net income (loss)                            $      266.7    $     (353.0)   $     (551.9)   $     (248.8)
                                                       ============    ============    ============    ============
Earnings (loss) per share:
    Basic-as reported                                  $        .48    $       (.68)   $      (1.11)   $       (.61)
    Basic-pro forma                                    $        .47    $       (.69)   $      (1.12)   $       (.63)

    Diluted-as reported                                $        .46    $       (.68)   $      (1.10)   $       (.61)
    Diluted-pro forma                                  $        .46    $       (.69)   $      (1.11)   $       (.63)
                                                       ============    ============    ============    ============

     Pro forma amounts for 2003 include compensation expense from Williams awards made in 2003, 2002 and 2001. Pro forma amounts for 2002 include compensation expense from certain Williams awards made in 1999 and compensation expense from Williams awards made in 2002 and 2001.

     Since compensation expense for stock options is recognized over the future years' vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years' amounts.

     On May 15, 2003, Williams' shareholders approved a stock option exchange program. Under this exchange program, eligible Williams employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price to be determined at the grant date of the new options. Surrendered options were cancelled June 26, 2003, and replacement options will be granted no earlier than six months and one day after the cancellation date of each surrendered option. Under APB 25, Williams will not recognize any expense pursuant to the stock option exchange. However, for purposes of pro forma disclosures, Williams will recognize additional expense related to these new options and the remaining expense on the cancelled options.

9. Inventories
--------------------------------------------------------------------------------

     Inventories at June 30, 2003 and December 31, 2002 are as follows:

                               June 30,     December 31,
(Millions)                       2003           2002
                             ------------   ------------
Raw materials:
  Crude oil                  $        8.7   $        3.8
                             ------------   ------------
                                      8.7            3.8
Finished goods:
  Refined products                   27.7           47.7
  Natural gas liquids                78.3          115.3
  General merchandise                 1.1            1.1
                             ------------   ------------
                                    107.1          164.1
Materials and supplies               67.2           87.2
Natural gas in underground
   storage                          116.5          125.4
                             ------------   ------------
                             $      299.5   $      380.5
                             ============   ============

     Effective January 1, 2003, Williams adopted EITF Issue No. 02-3 (see Note
3). As a result, Williams reduced the recorded value of natural gas in underground storage by $37 million, refined products by $2.9 million and natural gas liquids by $1 million.

10. Debt and banking arrangements
--------------------------------------------------------------------------------

NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at June 30, 2003 and December 31, 2002, are as follows:

                                                      Weighted-
                                                       Average
                                                      Interest         June 30,      December 31,
(Millions)                                             Rate(1)           2003            2002
----------                                          ------------     ------------    ------------
Secured notes payable                                       6.57%    $        9.8    $      934.8
                                                    ============     ============    ============
Long-term debt:
  Secured long-term debt
    Revolving credit loans                                    --%    $         --    $       81.0
    Debentures, 9.875%, payable 2020                         9.9             28.7            28.7
    Notes, 9.17%-9.45%, payable through 2013                 9.4            124.6           256.8
    Notes, adjustable rate, payable through 2007             5.1            584.7             5.2
    Other, payable 2003                                      6.7              8.3            20.9
  Unsecured long-term debt
    Debentures, 5.5%-10.25%, payable through 2033            7.1          1,749.6         1,449.0
    Notes, 6.125%-9.25%, payable through 2032(2)             7.8         10,440.9         9,349.9
    Notes, adjustable rate                                    --               --           669.9
    Other, payable through 2005                              7.5             79.4           158.1

Capital leases                                                --               --           139.9
                                                    ------------     ------------    ------------
                                                                         13,016.2        12,159.4
Long-term debt due within one year                                       (1,806.5)       (1,082.7)
                                                                     ------------    ------------
Total long-term debt                                                 $   11,209.7    $   11,076.7
                                                                     ============    ============

(1)  At June 30, 2003.

(2) Includes $1.1 billion of 6.5 percent notes, payable 2007 subject to remarketing in 2004 (FELINE PACS). If a remarketing is unsuccessful in 2004 and a second remarketing in February 2005 is unsuccessful as defined in the offering document for the FELINE PACS, then Williams could exercise its right to foreclose on the notes in order to satisfy the obligation of the holders of the equity forward contracts requiring the holder to purchase Williams common stock.

     Notes payable at December 31, 2002, included a $921.8 million secured note (the RMT note payable) of Williams Production RMT Company (RMT), which was repaid in May 2003 with proceeds from asset sales and proceeds from a $500 million new long-term debt obligation (described below under "Issuances and Retirements").

     Williams ensures that the interest rates received by foreign lenders under various loan agreements are not reduced by taxes by providing for the reimbursement of any domestic taxes required to be paid by the foreign lender. The maximum potential amount of future payments under these indemnifications is based on the related borrowings; they generally continue indefinitely unless limited by the underlying tax regulations; and they have no carrying value. Williams has never been called upon to perform under these indemnifications.

REVOLVING CREDIT AND LETTER OF CREDIT FACILITIES

         On June 6, 2003, Williams entered into a two-year $800 million revolving credit facility, primarily for the purpose of issuing letters of credit. Williams, Northwest Pipeline and Transco have access to all unborrowed amounts. The facility must be secured by cash and/or acceptable government securities with a market value of at least 105 percent of the then outstanding aggregate amount available for drawing under all letters of credit, plus the aggregate amount of all loans then outstanding. The restricted cash and investments used as collateral are classified on the balance sheet as current or non-current based on the expected termination date of the underlying debt or letters of credit. The new credit facility replaces a $1.1 billion credit line entered into in July 2002 that was comprised of a

$700 million secured revolving credit facility and a $400 million secured letter of credit facility. The previous agreements were secured by substantially all of the company's Midstream Gas & Liquids assets. The new agreement releases these assets as collateral. The interest rate on the new agreement is variable at the London InterBank Offered Rate (LIBOR) plus .75 percent. At June 30, 2003, letters of credit totaling $387 million have been issued by the participating financial institutions under this facility and no revolving credit loans were outstanding. At June 30, 2003, the amount of restricted investments securing this facility was $461.1 million, which collateralized the facility at 119.25 percent.

ISSUANCES AND RETIREMENTS

     On May 28, 2003, Williams issued $300 million of 5.5 percent junior subordinated convertible debentures due 2033. These notes, which are callable by the Company after seven years, are convertible at the option of the holder into Williams common stock at a conversion price of approximately $10.89 per share. The proceeds were used to redeem all of the outstanding 9 7/8 percent cumulative-convertible preferred shares (see Note 12).

     On May 30, 2003, Williams entered into a $500 million secured, subsidiary-level note due May 30, 2007, at a floating interest rate of six-month LIBOR plus 3.75 percent (totaling 4.9 percent at June 30, 2003). This loan refinances a portion of the RMT note discussed above. Williams' Exploration & Production interests in the U.S. Rocky Mountains had secured the RMT note payable and will now serve as security on the new loan. Significant covenants on the borrowers, RMT and Williams Production Holdings LLC (Holdings) (parent of
RMT), include: (i) an interest coverage ratio computed on a consolidated RMT basis of greater than 3 to 1, (ii) a ratio of the present value of future cash flows of proved reserves, discounted at ten percent, based on the most recent engineering report to total senior secured debt, computed on a consolidated RMT basis, of greater than 1.75 to 1, (iii) a limitation on restricted payments and
(iv) a limitation on intercompany indebtedness.

     On June 10, 2003, Williams issued $800 million of 8.625 percent senior unsecured notes due 2010. The notes were issued under the company's $3 billion shelf registration statement. Significant covenants include: i) limitation on certain payments, including a limitation on the payment of quarterly dividends to no greater than $.02 per common share, ii) limitation on additional indebtedness and issuance of preferred stock unless the Fixed Charge Coverage Ratio for the Company's most recently ended four full fiscal quarters is at least 2.0 to 1, determined on a proforma basis; iii) limitation on asset sales, unless the consideration is at least equal to fair market value and at least 75 percent of the consideration received is in the form of cash or cash equivalents; iv) a limitation on the use of proceeds from permitted asset sales; and v) a limitation on transactions with affiliates. These restrictions may be lifted if certain conditions, including Williams attaining an investment grade rating from both Moody's Investor's Services and Standard & Poor's, are met.

     A summary of significant long-term debt, including capital leases, issuances and retirements, as well as the items listed above, for the six months ended June 30, 2003, are as follows:

                                                                      Principal
Issue/Terms                                             Due Date       Amount
-----------                                           ------------   ------------
                                                                      (Millions)
Issuances of long-term debt in 2003:
    8.125% senior notes (Northwest Pipeline)             2010        $      175.0
    RMT Term B loan  (Exploration & Production)          2007        $      500.0
    5.5% junior subordinated convertible debentures      2033        $      300.0
    8.625% senior unsecured notes                        2010        $      800.0

Retirements/prepayments of long-term debt in 2003:
    Preferred interests                                  2003-2006   $      302.5
    Various capital leases                               2005        $      139.8
    Various notes, 6.65% - 9.45%                         2003        $       28.6
    Various notes, adjustable rate                       2003-2004   $      448.2

11. Contingent liabilities and commitments
--------------------------------------------------------------------------------

RATE AND REGULATORY MATTERS AND RELATED LITIGATION

     Williams' interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $11 million for potential refund as of June 30, 2003.

     Williams Energy Marketing & Trading Company (Energy Marketing & Trading) subsidiaries are engaged in power marketing in various geographic areas, including California. Prices charged for power by Williams and other traders and generators in California and other western states have been challenged in various proceedings including those before the FERC. In December 2002, the FERC issued an order which provided that, for the period between October 2, 2000 and December 31, 2002, the FERC may order refunds from Williams and other similarly situated companies if the FERC finds that the wholesale markets in California were unable to produce competitive, just and reasonable prices or that market power or other individual seller conduct was exercised to produce an unjust and unreasonable rate. The judge issued his findings in the refund case on December 12, 2002. Under these findings, Williams' refund obligation to the California Independent System Operator (ISO) is $192 million, excluding emissions costs and interest. The judge found that Williams' refund obligation to the California Power Exchange (PX) is $21.5 million, excluding interest. However, the judge found that the ISO owes Williams $246.8 million, excluding interest, and that the PX owes Williams $31.7 million, excluding interest, and $2.9 million in charge backs. The judge's findings do not include the $18 million in emissions costs that the judge found Williams is entitled to use as an offset to the refund liability, and the judge's refund amounts are not based on final mitigated market clearing prices. On March 26, 2003, the FERC acted to largely adopt the judge's order with a change to the gas methodology used to set the clearing price. As a result, Energy Marketing & Trading recorded, in the first quarter of 2003, a charge for refund obligations of $37 million and recorded interest income related to amounts due from the counterparties of $33 million. Pursuant to an order from the 9th Circuit, FERC permitted the California parties to conduct additional discovery into market manipulation by sellers in the California markets. The California parties sought this discovery in order to potentially expand the scope of the refunds. On March 3, 2003, the California parties submitted evidence from this discovery on market manipulation. Williams and other sellers submitted comments to the additional evidence on March 20, 2003. The FERC is considering this evidence and is expected to issue further guidance later this year.

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

     The California Public Utilities Commission (CPUC) filed a complaint with the FERC on February 25, 2002, seeking to void or, alternatively, reform a number of the long-term power purchase contracts entered into between the State of California and several suppliers in 2001, including Energy Marketing & Trading. The CPUC alleges that the contracts are tainted with the exercise of market power and significantly exceed "just and reasonable" prices. The California Electricity Oversight Board (CEOB) made a similar filing on February 27, 2002. The FERC set the complaint for hearing on April 25, 2002, but held the hearing in abeyance pending settlement discussions before a FERC judge. The FERC also ordered that the higher public interest test will apply to the contracts. The FERC commented that the state has a very heavy burden to carry in proving its case. On July 17, 2002, the FERC denied rehearing of the April 25, 2002, order that set for hearing California's challenges to the long-term contracts entered into between the state and several suppliers, including Energy Marketing & Trading. The settlement discussions noted above resulted in Williams entering into a settlement agreement with the State of California and other non-Federal parties that includes renegotiated long-term energy contracts. These contracts are made up of block energy sales, dispatchable products and a gas contract. The original contract contained only block energy sales. The settlement does not extend to criminal matters or matters of willful fraud, but will resolve civil complaints brought by the California Attorney General against Williams that are discussed below and the State of California's refund claims that are discussed above. In addition, the settlement is intended to resolve ongoing investigations by the States of California, Oregon and Washington. The settlement was reduced to writing and executed on November 11, 2002. The settlement closed on December 31, 2002, after FERC issued an order granting Williams' motion for partial dismissal from the refund proceedings. The dismissal affects Williams' refund obligations to the settling parties, but not to other parties, such as investor-owned utilities. Pursuant to the settlement, the CPUC and CEOB filed a motion on January 13, 2003 to withdraw their complaints against Williams regarding the original block energy sales contract. On June 26, 2003, the FERC granted the CPUC and CEOB joint motion to withdraw their respective complaints against Williams. Private class action and other civil plaintiffs also executed the settlement. Various court filings and approvals are necessary to make the settlement effective as to plaintiffs and to terminate the class actions as to Williams. As of June 30, 2003, pursuant to the terms of the settlement, Williams has transferred ownership of six LM6000 gas powered electric turbines, has made one payment of $42 million to the California Attorney General, and has funded a $15 million fee and expense fund associated with civil actions that are subject to the settlement. An additional $105 million remains to be paid to the California Attorney General (or his designee) over the next seven years, with the final payment of $15 million due on January 1, 2010.

     On May 2, 2002, PacifiCorp filed a complaint against Energy Marketing & Trading seeking relief from rates contained in three separate confirmation agreements between PacifiCorp and Energy Marketing & Trading (known as the Summer 2002 90-Day Contracts). PacifiCorp filed similar complaints against three other suppliers. PacifiCorp alleges that the rates contained in the contracts are unjust and unreasonable. Energy Marking & Trading filed its answer on May 22, 2002, requesting that the FERC reject the complaint and deny the relief sought. On June 28, 2002, the FERC set PacifiCorp's complaints for hearing, but held the hearing in abeyance pending the outcome of settlement judge proceedings. The FERC set a refund effective date of July 1, 2002. The hearing was conducted December 13 through December 20, 2002, at FERC. The judge issued an initial decision on February 27, 2003 dismissing the complaints. This decision was appealed to the FERC and FERC affirmed the Administrative Law Judge (ALJ).

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

     On December 11, 2002, the FERC staff informed Transcontinental Gas Pipe Line Corporation (Transco) of a number of issues the FERC staff identified during the course of a formal, nonpublic investigation into the relationship between Transco and its marketing affiliate, Energy Marketing & Trading. The FERC staff asserted that Energy Marketing & Trading personnel had access to Transco data bases and other information, and that Transco had failed to accurately post certain information on its electronic bulletin board. Williams, Transco and Energy Marketing & Trading did not agree with all of the FERC staff's allegations and furthermore believe that Energy Marketing & Trading did not profit from the alleged activities. Nevertheless, in order to avoid protracted litigation, on March 13, 2003, Williams, Transco and Energy Marketing & Trading executed a settlement of this matter with the FERC staff. An Order approving the settlement was issued by the FERC on March 17, 2003. No requests for rehearing of the March 17, 2003 order were filed; therefore, the order became final on April 16, 2003. Pursuant to the terms of the settlement agreement, Transco will pay a civil penalty in the amount of $20 million, beginning with a payment of $4 million within thirty (30) days of the date the FERC Order approving the settlement becomes final. The first payment was made on May 16, 2003, and the subsequent $4 million payments are due on or before the first, second, third and fourth anniversaries of the first payment. Transco recorded a charge to income and established a liability of $17 million in 2002 on a discounted basis to reflect the future payments to be made over the next four years. In addition, Transco has provided notice to its merchant sales service customers that it will be terminating such services when it is able to do so under the terms of any applicable contracts and FERC certificates authorizing such services. Most of these sales are made through a Firm Sales
(FS) program, and under this program Transco must provide two-year advance notice of termination. Therefore, Transco notified the FS customers of its intention to terminate the FS service effective April 1, 2005. As part of the settlement, Energy Marketing & Trading has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of a compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC's rules governing the relationship of Transco and Energy Marketing & Trading.

     On August 1, 2002, the FERC issued a Notice of Proposed Rulemaking (NOPR) that proposed restrictions on various types of cash management programs employed by companies in the energy industry, such as Williams and its subsidiaries. In addition to stricter guidelines regarding the accounting for and documentation of cash management or cash pooling programs, the FERC proposal, if made final, would have precluded public utilities, natural gas companies and oil pipeline companies from participating in such programs unless the parent company and its FERC-regulated affiliate maintain investment-grade credit ratings and that the FERC-regulated affiliate maintains stockholders equity of at least 30 percent of total capitalization. Williams' and its regulated gas pipelines' current credit ratings are not investment grade. Williams participated in comments in this proceeding on August 28, 2002, by the Interstate Natural Gas Association of America. On September 25, 2002, the FERC convened a technical conference to discuss the issues raised in the comments filed by parties in this proceeding. On June 26, 2003, the FERC issued an Interim Rule (Order No. 634), which requires FERC-regulated entities to have their cash management programs in writing and to have all such programs specify (i) the duties and responsibilities of administrators and participants, (ii) the methods for calculating interest and for allocating interest and expenses, and (iii) restrictions on borrowing from the programs. The Interim Rule was effective on August 7, 2003. The Interim Rule also seeks industry comment on new reporting requirements that would require FERC-regulated entities to file their cash management programs with the FERC and to notify the FERC when their proprietary capital ratio drops below 30 percent of total capitalization and when it subsequently returns to or exceeds 30 percent. This Interim Rule replaces the earlier NOPR on cash management described above.

     On February 13, 2002, the FERC issued an Order Directing Staff Investigation commencing a proceeding titled Fact-Finding Investigation of Potential Manipulation of Electric and Natural Gas Prices. Through the investigation, the FERC intends to determine whether "any entity, including Enron Corporation (Enron) (through any of its affiliates or subsidiaries), manipulated short-term prices for electric energy or natural gas in the West or otherwise exercised undue influence over wholesale electric prices in the West since January 1, 2000, resulting in potentially unjust and unreasonable rates in long-term power sales contracts subsequently entered into by sellers in the West." This investigation does not constitute a Federal Power Act complaint; rather, the results of the investigation will be used by the FERC in any existing or subsequent Federal Power Act or Natural Gas Act complaint. The FERC Staff is directed to complete the investigation as soon as "is practicable." Williams, through many of its subsidiaries, is a major supplier of natural gas and power in the West and, as such, anticipates being the subject of certain aspects of the investigation. Williams is cooperating with all data requests received in this proceeding. On May 8, 2002, Williams received an additional set of data requests from the FERC related to a disclosure by Enron of certain trading practices in which it may have been engaged in the California market. On May 21, and May 22, 2002, the FERC supplemented the request inquiring as to "wash" or "round trip" transactions. Williams responded on May 22, 2002, May 31, 2002, and June 5, 2002, to the data requests. On June 4, 2002, the FERC issued an order to Williams to show cause why its market-based rate authority should not be revoked as the FERC found that certain of Williams' responses related to the Enron trading practices constituted a failure to cooperate with the staff's investigation. Williams subsequently supplemented its responses to address the show cause order. On July 26, 2002, Williams received a letter from the FERC informing Williams that it had reviewed all of Williams' supplemental responses and concluded that Williams responded to the initial May 8, 2002 request.

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

     Williams disclosed on October 25, 2002, that certain of its gas traders had reported inaccurate information to a trade publication that published gas price indices. On November 8, 2002, Williams received a subpoena from a federal grand jury in Northern California seeking documents related to Williams' involvement in California markets, including its reporting to trade publications for both gas and power transactions. Williams is in the process of completing its response to the subpoena. The DOJ's investigation into this matter is continuing. On July 29, 2003, Williams reached a settlement with the CFTC where in exchange for $20 million, the CFTC closed its investigation and Williams did not admit or deny allegations that it had engaged in false reporting or attempted manipulation.

     On March 26, 2003, FERC issued an order addressing Enron trading practices, the allegation of cornering the gas market, and the gas price index issue. The March 26, 2003 order cleared Williams on the issue of cornering the market and contemplated or established further proceedings on the other two as to Williams and numerous other market participants. These proceedings resulted in a show cause order to Williams and others regarding specific practices alleged by an ISO report that various companies engaged in.

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

     On December 3, 2002, an administrative law judge at the FERC issued an initial decision in Transco's general rate case which, among other things, rejects the recovery of the costs of Transco's Mobile Bay expansion project from its shippers on a "rolled-in" basis and finds that incremental pricing for the Mobile Bay expansion project is just and reasonable. The initial decision does not address the issue of the effective date for the change to incremental pricing, although Transco's rates reflecting recovery of the Mobile Bay expansion project costs on a "rolled-in" basis have been in effect since September 1, 2001. The administrative law judge's initial decision is subject to review by the FERC. Energy Marketing & Trading holds long-term transportation capacity on the Mobile Bay expansion project. If the FERC adopts the decision of the administrative law judge on the pricing of the Mobile Bay expansion project and also requires that the decision be implemented effective September 1, 2001, Energy Marketing & Trading could be subject to surcharges of approximately $32 million, excluding interest, through June 30, 2003, in addition to increased costs going forward.

ENVIRONMENTAL MATTERS

Continuing operations

     Since 1989, Transco has had studies under way to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At June 30, 2003, Transco had accrued liabilities totaling approximately $30 million for these costs.

     Transco has identified polychlorinated biphenyl contamination (PCB) in air compressor systems, soils and related properties at certain compressor station sites. Transco has also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, Transco commenced negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. Transco had accrued liabilities for these costs which are included in the $30 million liability mentioned above.

     Williams and its subsidiaries also accrue environmental remediation costs for its natural gas gathering and processing facilities primarily related to soil and groundwater contamination. At June 30, 2003, Williams and its subsidiaries had accrued liabilities totaling approximately $10 million for these costs.

     Actual costs incurred for these matters will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.

Former operations, including operations classified as discontinued

     In connection with the sale of certain assets and businesses, Williams has retained responsibility through indemnification of the purchasers for environmental liabilities existing at the time the sale was consummated, including former fertilizer operations, propane marketing operations, retail petroleum and refining operations, petroleum products pipelines and related facilities, exploration and production operations and mining operations.

     In connection with the 1987 sale of the assets of Agrico Chemical Company, Williams agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At June 30, 2003, Williams had approximately $9 million accrued for such excess costs.

     At June 30, 2003, Williams had accrued environmental liabilities totaling approximately $15 million related to its (1) Alaska refining, retail and pipeline operations currently classified as held for sale, (2) potential indemnification obligations to purchasers of its former retail petroleum and refining operations, and (3) former propane marketing operations, petroleum products and natural gas pipelines, a discontinued petroleum refining facility and exploration and production and mining operations. These costs include (1) certain conditions at specified locations related primarily to soil and groundwater contamination and (2) any penalty assessed on Williams Refining & Marketing, LLC (Williams Refining) associated with noncompliance with EPA's benzene waste "NESHAP" regulations. In 2002, Williams Refining submitted to the EPA a self-disclosure letter indicating noncompliance with those regulations. This unintentional noncompliance had occurred due to a regulatory interpretation that resulted in under-counting the total annual benzene level at Williams Refining's Memphis refinery. Also in 2002, the EPA conducted an all-media audit of the Memphis refinery. The EPA anticipates releasing a report of its audit findings in 2003. The EPA will likely assess a penalty on Williams Refining due to the benzene waste NESHAP issue, but the amount of any such penalty is not known. In connection with the sale of the Memphis refinery in March 2003, Williams indemnified the purchaser for any such penalty.

     As part of its June 17, 2003 sale of Williams Energy Partners (see Note 6), Williams indemnified the purchaser for (1) environmental cleanup costs resulting from certain conditions, primarily soil and groundwater contamination, at specified locations, to the extent such costs exceed a specified amount and (2) currently unidentified environmental contamination relating to operations prior to April of 2002 and identified prior to April of 2008. No amounts have been accrued by Williams for such costs as of June 30, 2003; however, Williams deferred approximately $113 million of the gain on the sale associated with Williams' indemnifications, including environmental indemnifications, of the purchaser under the sales agreement.

     On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from Williams' pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period from July 1, 1998 through July 2, 2001. In November 2001, Williams furnished its response.

     Certain Williams' subsidiaries have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. Although no assurances can be given, Williams does not believe that these obligations or the PRP status of these subsidiaries will have a material adverse effect on its financial position, results of operations or net cash flows.

     Actual costs incurred for these matters will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.

OTHER LEGAL MATTERS

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco, through its agent Energy Marketing & Trading, continues to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions which have no carrying value. Producers have received and may receive other demands, which could result in claims pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and Transco. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined.

     As a result of these settlements, Transco has been sued by certain producers seeking indemnification from Transco. Transco is currently defending two lawsuits in which producers have asserted damages, including interest calculated through June 30, 2003, of approximately $18 million. In one of these cases, at the conclusion of a trial on July 11, 2003, the judge ruled from the bench in Transco's favor. It is expected that the judge will enter a formal judgment reflecting his bench ruling in the near future. This case accounts for approximately $10 million of the $18 million claimed in the two cases.

     On June 8, 2001, fourteen Williams entities were named as defendants in a nationwide class action lawsuit which had been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In September 2001, the plaintiffs voluntarily dismissed two of the fourteen Williams entities named as defendants in the lawsuit. In January 2002, most of the Williams defendants, along with a group of Coordinating Defendants, filed a motion to dismiss for lack of personal jurisdiction and other grounds. On August 19, 2002, the defendants' motion to dismiss on nonjurisdictional grounds was denied. On September 17, 2002, the plaintiffs filed a motion for class certification. The Williams entities joined with other defendants in contesting certification of the class. On April 10, 2003, the court denied the plaintiffs' motion for class certification. The motion to dismiss for lack of personal jurisdiction remains pending. On May 13, 2003, plaintiffs filed a motion for leave to file a fourth amended petition and on July 29, 2003, the court granted the motion. The amended petition deletes all but two of the Williams defendants.

     In 1998, the DOJ informed Williams that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries. In connection with its sales of Kern River and Texas Gas, the Company agreed to indemnify the purchasers for any liability relating to this claim, including legal fees. The maximum amount of future payments that Williams could potentially be required to pay under these indemnifications depends upon the ultimate resolution of the claim and cannot currently be determined. No amounts have been accrued for these indemnifications. Grynberg has also filed claims against approximately 300 other energy companies and alleged that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The relief sought was an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys' fees, and costs. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against the Williams entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against Williams, to the United States District Court for the District of Wyoming for pre-trial purposes. On October 9, 2002, the court granted a motion to dismiss Grynberg's royalty valuation claims. Grynberg's measurement claims remain pending against Williams and the other defendants.

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

     On October 5, 2001, a suit was filed on behalf of California taxpayers and electric ratepayers in the Superior Court for the County of San Francisco against the Governor of California and 22 other defendants consisting of other state officials, utilities and generators, including Energy Marketing & Trading. The suit alleges that the long-term power contracts entered into by the state with generators are illegal and unenforceable on the basis of fraud, mistake, breach of duty, conflict of interest, failure to comply with law, commercial impossibility and change in circumstances. Remedies sought include rescission, reformation, injunction, and recovery of funds. Private plaintiffs have also brought five similar cases against Williams and others on similar grounds. These suits have all been removed to federal court, and plaintiffs are seeking to remand the cases to state court. In January 2003, the federal district court granted the plaintiffs' motion to remand the case to San Diego Superior Court, but on February 20, 2003, the United States Court of Appeals for the Ninth Circuit, on its own motion, stayed the remand order pending its review of an appeal of the remand order by certain defendants. As part of a comprehensive settlement with the State of California and other parties, Williams and the lead plaintiffs in these suits have resolved the claims. While the settlement is final as to the State of California, once the jurisdictional issue is resolved, either the San Diego Superior Court or the United States District Court for the Southern District of California must still approve the settlement as to the plaintiff ratepayers and taxpayers.

     Numerous shareholder class action suits have been filed against Williams in the United States District Court for the Northern District of Oklahoma. The majority of the suits allege that Williams and co-defendants, WilTel and certain corporate officers, have acted jointly and separately to inflate the stock price of both companies. Other suits allege similar causes of action related to a public offering in early January 2002, known as the FELINE PACS offering. These cases were filed against Williams, certain corporate officers, all members of Williams' board of directors and all of the offerings' underwriters. These cases have all been consolidated and an order has been issued requiring separate amended consolidated complaints by Williams and WilTel equity holders. The amended complaint of the WilTel securities holders was filed on September 27, 2002, and the amended complaint of the WMB securities holders was filed on October 7, 2002. This amendment added numerous claims related to Energy Marketing & Trading. In addition, four class action complaints have been filed against Williams, the members of its board of directors and members of Williams' Benefits and Investment Committees under the Employee Retirement Income Security Act (ERISA) by participants in Williams' 401(k) plan. A motion to consolidate these suits has been approved. Williams and other defendants have filed motions to dismiss each of these suits. Oral arguments on the motions were held in April 2003. On July 14, 2003, the Court dismissed Williams and its Board, but not the members of the Benefits and Investment Committees. A decision in the shareholder suits is pending. Derivative shareholder suits have been filed in state court in Oklahoma, all based on similar allegations. On August 1, 2002, a motion to consolidate and a motion to stay these suits pending action by the federal court in the shareholder suits was approved.

     On April 26, 2002, the Oklahoma Department of Securities issued an order initiating an investigation of Williams and WilTel regarding issues associated with the spin-off of WilTel and regarding the WilTel bankruptcy. Williams has committed to cooperate fully in the investigation.

     On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Williams Gas Processing -- Gulf Coast Company, L.P. (WGP), Williams Gulf Coast Gathering Company (WGCGC), Williams Field Services Company (WFS) and Transco, alleging concerted actions by the affiliates frustrating the FERC's regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries on the recently spundown and deregulated North Padre Island offshore gathering system. On September 5, 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined an unbundled gathering rate for service on these facilities which is to be collected by Transco. Transco, WGP, WGCGC and WFS believe their actions were reasonable and lawful and sought rehearing of the FERC's order which was denied by the FERC on May 15, 2003. Transco, WGP, WGCGC and WFS have each filed petitions for review of the FERC's orders with the U.S. Court of Appeals for the District of Columbia. They also filed a joint motion to consolidate their appeals.

     On October 23, 2002, Western Gas Resources, Inc. and its subsidiary, Lance Oil and Gas Company, Inc., filed suit against Williams Production RMT Company in District Court for Sheridan, Wyoming, claiming that the merger of Barrett Resources Corporation and Williams triggered a preferential right to purchase a portion of the coal bed methane development properties owned by Barrett in the Powder River Basin of northeastern Wyoming. In addition, Western claims that the merger triggered certain rights of Western to replace Barrett as operator of those properties. Mediation efforts are continuing and a trial date has been set for July 2004. The Company believes that the claims have no merit.

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

     Energy Marketing & Trading has paid and received various settlement amounts in conjunction with the liquidation of trading positions during 2002 and the first six months of 2003. One counterparty, American Electric Power Company, Inc. (AEP), disputed a settlement amount related to the liquidation of a trading position with Energy Marketing & Trading that was initially calculated to be in excess of $100 million payable to Energy Marketing & Trading. Arbitration was initiated to resolve this dispute. On June 5, 2003, Energy Marketing & Trading and AEP executed a settlement agreement resolving the dispute, pursuant to which AEP paid Energy Marketing & Trading $90 million. AEP is a related party as a result of a director who serves on both Williams' and AEP's board of directors.

     Pursuant to various purchase and sale agreements relating to divested businesses and assets, Williams has indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from Williams. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, environmental matters, right of way and other representations provided by Williams. At June 30, 2003, Williams does not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on Williams' future financial position. However, if a claim for indemnity is brought against Williams in the future, it may have a material adverse effect on the net income of the period in which the claim is made.

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

COMMITMENTS

     Energy Marketing & Trading has entered into certain contracts giving it the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are currently in operation throughout the continental United States. At June 30, 2003, Energy Marketing & Trading's estimated committed payments under these contracts are $206 million for the remainder of 2003, range from approximately $391 million to $421 million annually through 2017 and decline over the remaining five years to $57 million in 2022. Total committed payments under these contracts over the next 20 years are approximately $7 billion.

GUARANTEES

     In 2001, Williams sold its investment in Ferrellgas Partners L.P. senior common units (Ferrellgas units). As part of the sale, Williams became party to a put agreement whereby the purchaser's lenders can unilaterally require Williams to repurchase the units upon nonpayment by the purchaser of its term loan due to its lender or failure or default by Williams under any of its debt obligations greater than $60 million. The maximum potential obligation under the put agreement at June 30, 2003, was $51.5 million. Williams' contingent obligation decreases as purchaser's payments are made to the lender. Collateral and other recourse provisions include the outstanding Ferrellgas units and a guarantee from Ferrellgas Partners L.P. to cover any shortfall from the sale of the Ferrellgas units at less than face value. The proceeds from the liquidation of the Ferrellgas units combined with the Ferrellgas Partners' guarantee should be sufficient to cover any required payment by Williams. The put agreement expires December 30, 2005. There have been no events of default and the purchaser has performed as required under payment terms with the lender. No amounts have been accrued for this contingent obligation as management believes it is not probable that Williams would be required to perform under this obligation.

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

     In connection with the 1987 sale of certain real estate assets associated with its Tulsa headquarters, Williams guaranteed 70 percent of the principal and interest payments through 2007 on revenue bonds issued by the purchaser to finance those assets. In the event that future operating results from these assets are not sufficient to make the principal and interest payments, Williams is required to fund that short-fall. The maximum potential future payments under this guarantee are $6.8 million, all of which is accrued at June 30, 2003. On July 14, 2003, Williams deposited its 70 percent share ($6.8 million) with the trustee, satisfying its entire remaining obligation.

     In connection with the construction of a joint venture pipeline project, Williams guaranteed, through a put agreement, certain portions of the joint venture's project financing in the event of nonpayment by the joint venture. Williams' maximum potential liability under this guarantee, based on the outstanding project financing at June 30, 2003, is $29.3 million. As additional borrowings are made under the project financing facility, Williams' maximum potential exposure will increase. This guarantee expires in March 2005, and no amounts have been accrued at June 30, 2003.

     Discovery Pipeline (Discovery) is a joint venture gas gathering and processing system. Williams has provided a guarantee in the event of nonperformance on 50 percent of Discovery's debt obligations, or approximately $126.9 million at June 30, 2003. Performance under the guarantee generally would occur upon a failure of payment by the financed entity or certain events of default related to the guarantor. These events of default primarily relate to bankruptcy and/or insolvency of the guarantor. The guarantee expires upon the maturity of the debt obligation at the end of 2003, and no amounts have been accrued as of June 30, 2003.

    Williams has provided performance guarantees in the event of nonpayment by WilTel on certain lease performance obligations of WilTel that extend through 2042 and have a maximum potential exposure of approximately $52 million. Williams' exposure declines systematically throughout the remaining term of WilTel's obligations. At June 30, 2003, Williams has an accrued liability of $46.9 million for this guarantee.

   Williams has provided guarantees on behalf of certain partnerships in which Williams has an equity ownership interest. These generally guarantee operating performance measures and the maximum potential future exposure cannot be determined. These guarantees continue until Williams withdraws from the partnerships. No amounts have been accrued at June 30, 2003.

   Williams remains guarantor under certain performance guarantees for an entity sold earlier in 2003. These guarantees are expected to expire or be terminated during 2003. The maximum potential future payments under these guarantees total $144 million. No amounts have been accrued for these contingent obligations, as management believes it is highly unlikely that Williams will be required to perform under these agreements.

12. Stockholders' equity
--------------------------------------------------------------------------------

     On June 10, 2003, Williams redeemed all of the outstanding 9 7/8 percent cumulative-convertible preferred shares for approximately $289 million, plus $5.3 million for accrued dividends. These shares were repurchased with proceeds from a private placement of 5.5 percent junior subordinated convertible debentures due 2033 (see Note 10).

13. Comprehensive income (loss)
--------------------------------------------------------------------------------

     Comprehensive income (loss) is as follows:

                                                           Three months ended              Six months ended
                                                                June 30,                        June 30,
                                                      ----------------------------    ----------------------------
(Millions)                                                2003            2002            2003            2002
----------                                            ------------    ------------    ------------    ------------
Net income (loss)                                     $      269.7    $     (349.1)   $     (544.8)   $     (241.4)

Other comprehensive loss:
Unrealized gains (losses)
  on securities                                                4.4             (.3)             .2              .8
Unrealized gains (losses) on derivative
  instruments                                               (266.1)           12.4          (450.2)         (188.9)
Net reclassification into
  earnings of derivative
  instrument (gains) losses                                    8.5           (46.5)           23.8          (200.8)
Foreign currency
  translation adjustments                                     28.9            21.1            53.6            19.7
Minimum pension liability adjustment                           1.6              --             1.6              --
                                                      ------------    ------------    ------------    ------------
Other comprehensive loss before
  taxes and minority interest                               (222.7)          (13.3)         (371.0)         (369.2)
Income tax benefit on other
  comprehensive loss                                          96.2            13.0           162.4           148.0
                                                      ------------    ------------    ------------    ------------
Other comprehensive loss                                    (126.5)            (.3)         (208.6)         (221.2)
                                                      ------------    ------------    ------------    ------------
Comprehensive income (loss)                           $      143.2    $     (349.4)   $     (753.4)   $     (462.6)
                                                      ============    ============    ============    ============

     Components of other comprehensive income (loss) before taxes related to discontinued operations are as follows:

                                                           Three months ended              Six months ended
                                                                June 30,                        June 30,
                                                      ----------------------------    ----------------------------
(Millions)                                                2003            2002            2003            2002
----------                                            ------------    ------------    ------------    ------------
Unrealized gains (losses) on derivative instruments   $         --   $        2.0    $        (.4)   $        (.7)
Net reclassification into earnings of
  derivative instruments (gains) losses                        1.1            (.2)            1.7            (1.8)
Minimum pension liability adjustment                           2.0             --             2.0              --
                                                      ------------   ------------    ------------    ------------
Other comprehensive income (loss)
 before taxes related to discontinued operations      $        3.1   $        1.8    $        3.3    $       (2.5)
                                                      ============   ============    ============    ============

14. Segment disclosures
--------------------------------------------------------------------------------

Segments

     Williams' reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. The Petroleum Services segment is now reported within Other as a result of the Alaska refinery and related assets being reflected as discontinued operations. Segment amounts have been restated to reflect this change. Other primarily consists of corporate operations, and certain continuing operations previously reported within the International and Petroleum Services segments.

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

--------------------------------------------------------------------------------

                                      Energy                    Exploration    Midstream
                                    Marketing         Gas            &           Gas &
                                    & Trading       Pipeline     Production      Liquids        Other     Eliminations      Total
                                    ----------     ----------   -----------    ----------    ----------   ------------   ----------
                                                                             (MILLIONS)
THREE MONTHS ENDED JUNE 30, 2003

Segment revenues:
   External                         $  2,732.5     $    301.8    $     (5.8)   $    723.8    $     11.5    $       --    $  3,763.8
   Internal                              191.0           10.2         206.0          14.0           8.6        (429.8)           --
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Total segment revenues                 2,923.5          312.0         200.2         737.8          20.1        (429.8)   $  3,763.8
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Less intercompany interest
   rate swap gain (loss)                 (16.7)            --            --            --            --          16.7            --
Total revenues                      $  2,940.2     $    312.0    $    200.2    $    737.8    $     20.1    $   (446.5)   $  3,763.8
                                    ==========     ==========    ==========    ==========    ==========    ==========    ==========
Segment profit (loss)               $    348.0     $    113.9    $    178.7    $     52.4    $    (51.7)   $       --    $    641.3
Less:
   Equity earnings (loss)                   --            2.0           2.5          (2.8)          (.8)           --            .9
   Income (loss) from investments           --             .1            --          (3.7)        (42.5)           --         (46.1)
   Intercompany interest
      rate swap gain (loss)              (16.7)            --            --            --            --            --         (16.7)
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Segment operating
   income (loss)                    $    364.7     $    111.8    $    176.2    $     58.9    $     (8.4)   $       --         703.2
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
General corporate expenses                                                                                                    (21.8)
                                                                                                                         ----------
Consolidated operating
   income (loss)                                                                                                         $    681.4
                                                                                                                         ==========
THREE MONTHS ENDED JUNE 30, 2002

Segment revenues:
   External                         $     16.9     $    275.2    $     24.3    $    421.7    $      9.0    $       --    $    747.1
   Internal                             (295.5)*         15.3         196.7          16.3          17.0          50.2            --
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Total segment revenues                  (278.6)         290.5         221.0         438.0          26.0          50.2         747.1
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Less intercompany interest
   rate swap gain (loss)                 (83.0)            --            --            --            --          83.0            --
Total revenues                      $   (195.6)    $    290.5    $    221.0    $    438.0    $     26.0    $    (32.8)   $    747.1
                                    ==========     ==========    ==========    ==========    ==========    ==========    ==========
Segment profit (loss)               $   (497.5)    $    141.1    $     92.4    $     51.7    $     (3.7)   $       --    $   (216.0)
Less:
   Equity earnings (loss)                   --           51.7           1.0           3.6          (2.7)           --          53.6
   Income (loss) from investments           --          (12.3)           --            --            --            --         (12.3)
   Intercompany interest
      rate swap gain (loss)              (83.0)            --            --            --            --            --         (83.0)
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Segment operating
   income (loss)                    $   (414.5)    $    101.7    $     91.4    $     48.1    $     (1.0)   $       --        (174.3)
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
General corporate expenses                                                                                                    (34.1)
                                                                                                                         ----------
Consolidated operating
   income (loss)                                                                                                         $   (208.4)
                                                                                                                         ==========

* Prior to January 1, 2003, Energy Marketing & Trading intercompany cost of sales, which were netted in revenues consistent with fair-value accounting, exceeded intercompany revenue. Beginning January 1, 2003, Energy Marketing & Trading intercompany cost of sales are no longer netted in revenues due to adoption of EITF Issue No. 02-3 (see Note 3).

                                      Energy                    Exploration    Midstream
                                    Marketing         Gas            &           Gas &
                                    & Trading       Pipeline     Production      Liquids        Other     Eliminations      Total
                                    ----------     ----------   -----------    ----------    ----------   ------------   ----------
                                                                              (MILLIONS)

SIX MONTHS ENDED JUNE 30, 2003

Segment revenues:
   External                         $  6,245.0     $    618.3    $    (12.9)   $  1,837.0    $     26.1    $       --    $  8,713.5
   Internal                              454.1           17.0         457.0          31.5          22.0        (981.6)           --
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Total segment revenues                 6,699.1          635.3         444.1       1,868.5          48.1        (981.6)      8,713.5
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Less intercompany interest
   rate swap gain (loss)                 (22.6)            --            --            --            --          22.6            --
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Total revenues                      $  6,721.7     $    635.3    $    444.1    $  1,868.5    $     48.1    $ (1,004.2)   $  8,713.5
                                    ==========     ==========    ==========    ==========    ==========    ==========    ==========
Segment profit (loss)               $    211.6     $    265.1    $    292.5    $    169.7    $    (46.9)   $       --    $    892.0
Less:
   Equity earnings (loss)                   --            3.8           4.6          (6.0)          3.0            --           5.4
   Income (loss) from investments           --             .1            --          (3.7)        (42.5)           --         (46.1)
   Intercompany interest
      rate swap gain (loss)              (22.6)            --            --            --            --            --         (22.6)
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Segment operating
   income (loss)                    $    234.2     $    261.2    $    287.9    $    179.4    $     (7.4)   $       --    $    955.3
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
General corporate expenses                                                                                                    (44.7)
                                                                                                                         ----------
Consolidated operating
   income (loss)                                                                                                         $    910.6
                                                                                                                         ==========
SIX MONTHS ENDED JUNE 30, 2002

Segment revenues:
   External                         $    581.8     $    565.2    $     41.9    $    808.0    $     22.1    $       --    $  2,019.0
   Internal                             (505.4)*         30.3         400.9          30.0          30.6          13.6            --
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Total segment revenues                    76.4          595.5         442.8         838.0          52.7          13.6       2,019.0
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Less intercompany interest
   rate swap gain (loss)                 (68.9)            --            --            --            --          68.9            --
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Total revenues                      $    145.3     $    595.5    $    442.8    $    838.0    $     52.7    $    (55.3)   $  2,019.0
                                    ==========     ==========    ==========    ==========    ==========    ==========    ==========
Segment profit (loss)               $   (214.4)    $    275.8    $    198.9    $    106.0    $    (12.4)   $       --    $    353.9
Less:
   Equity earnings (loss)                 (4.0)          71.2            .6           5.2         (12.1)           --          60.9
   Income (loss) from investments           --          (12.3)           --            --            --            --         (12.3)
   Intercompany interest
      rate swap gain (loss)              (68.9)            --            --            --            --            --         (68.9)
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
Segment operating
   income (loss)                    $   (141.5)    $    216.9    $    198.3    $    100.8    $      (.3)   $       --         374.2
                                    ----------     ----------    ----------    ----------    ----------    ----------    ----------
General corporate expenses                                                                                                    (72.3)
                                                                                                                         ----------
Consolidated operating
   income (loss)                                                                                                         $    301.9
                                                                                                                         ==========

* Prior to January 1, 2003, Energy Marketing & Trading intercompany cost of sales, which were netted in revenues consistent with fair-value accounting, exceeded intercompany revenue. Beginning January 1, 2003, Energy Marketing & Trading intercompany cost of sales are no longer netted in revenues due to adoption of EITF Issue No. 02-3 (see Note 3).

                                                       Total Assets
                                          ----------------------------------
(Millions)                                June 30, 2003    December 31, 2002
----------                                -------------    -----------------
Energy Marketing & Trading                $    14,271.1    $        12,532.9
Gas Pipeline                                    7,177.2              6,892.1
Exploration & Production                        5,416.1              5,595.1
Midstream Gas & Liquids                         4,975.2              4,855.9
Other                                           8,688.7              7,664.3
Eliminations                                   (7,141.1)            (6,636.9)
                                          -------------    -----------------
                                               33,387.2             30,903.4
Discontinued operations                           465.8              4,085.1
                                          -------------    -----------------
Total                                     $    33,853.0    $        34,988.5
                                          =============    =================

15. Recent accounting standards
--------------------------------------------------------------------------------

     Effective July 1, 2003, Williams adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation defines a variable interest entity (VIE) as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The investments or other interests that will absorb portions of the VIE's expected losses if they occur or receive portions of the VIE's expected residual returns if they occur are called variable interests. Variable interests may include, but are not limited to, equity interests, debt instruments, beneficial interests, derivative instruments and guarantees. The Interpretation requires an entity to consolidate a VIE if that entity will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. If no party will absorb a majority of the expected losses or expected residual returns, no party will consolidate the VIE. The Interpretation also requires disclosure of significant variable interests in unconsolidated VIE's. The Interpretation is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the Interpretation must be applied for the first interim or annual period beginning after June 15, 2003. The effect of the adoption of the Interpretation is not material to the consolidated financial statements.

16. Subsequent events
--------------------------------------------------------------------------------

     In August 2003, Williams announced sales of assets completed subsequent to June 30, 2003, and agreements to sell various assets for cash proceeds in excess of $80 million. These assets include:

     o The West Stoddart natural gas processing plant in Western Canada, which is part of Midstream Gas & Liquids,

     o Williams' 20 percent ownership interest in the West Texas LPG Pipeline Limited Partnership which transports natural gas liquids in Texas and is part of Midstream Gas & Liquids,

     o Distributed-generation units and an associated third-party contract, which is part of Energy Marketing & Trading, and

     o Refined products management operations, which are part of the Other segment.

     In August 2003, Williams also announced it had agreed to terminate a long-term power contract with Allegheny Energy Supply Company, LLC, a subsidiary of Allegheny Energy, Inc., for cash consideration of $128 million payable to Williams. The agreement is subject to certain conditions, including a provision that Allegheny successfully complete the sale of its energy supply agreement with the California Department of Water Resources. Allegheny has announced an agreement for the sale of that contract.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RECENT EVENTS AND COMPANY OUTLOOK

     On February 20, 2003, Williams outlined its planned business strategy for the next few years. Williams believes it to be a comprehensive response to the events that have impacted the energy sector and Williams during 2002. The plan focuses on retaining a strong, but smaller, portfolio of natural gas businesses and bolstering Williams' liquidity through additional asset sales, strategic levels of financing at the Williams and subsidiary levels and additional reductions in its operating costs. The plan is designed to provide Williams with a clear strategy to address near-term and medium-term liquidity issues and further de-leverage the company with the objective of returning to investment grade status, while retaining businesses with favorable returns and opportunities for growth in the future.

     Williams, at June 30, 2003, has maturing notes payable and long-term debt totaling approximately $1.8 billion through the first quarter of 2004. The maturing notes and long-term debt are expected to be repaid with cash on hand, proceeds from asset sales and cash flows from operations. During second-quarter 2003, Williams repaid the RMT note payable of approximately $1.15 billion (which included certain contractual fees and deferred interest) which was due in July 2003. A portion of the RMT note payable was refinanced by the issuance of $500 million secured, subsidiary-level financing at a floating rate of the six-month London Interbank Offered Rate (LIBOR) plus 3.75 percent (totaling 4.9 percent at June 30, 2003). Also during second-quarter 2003, Williams issued $800 million of
8.625 percent senior unsecured notes due 2010. Williams intends to use the net proceeds from the $800 million offering to improve corporate liquidity, for general corporate purposes, and for payment of maturing debt obligations, including the partial repayment of the company's senior unsecured 9.25 percent notes due March 2004. Additionally, Williams issued $300 million of 5.5 percent junior subordinated convertible debentures due 2033 and utilized the proceeds to redeem all of the outstanding 9 7/8 percent cumulative-convertible preferred stock for approximately $289 million, plus $5.3 million for accrued dividends. The new convertible debentures provide Williams with more favorable terms, which on an annual basis result in approximately $17 million in lower after-tax carrying costs compared with the preferred convertible shares. Williams also obtained a new $800 million revolving credit facility that is collateralized by purchased government securities and/or cash and will be utilized mainly for issuance of letters of credit. This new facility enabled the release of the midstream assets that served as security for the previous credit facilities. Long-term debt, excluding the current portion, at June 30, 2003 was approximately $11.2 billion. See the Liquidity section for a maturity schedule of the long-term debt.

     As part of the asset sales portion of the plan, Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and 2004. For the six months ended June 30, 2003, Williams had received approximately $2.4 billion in net proceeds from the sales of assets and businesses, including the retail travel centers, the Midsouth refinery, bio-energy operations, Texas Gas Transmission Corporation, Williams' general partnership interest and limited partner investment in Williams Energy Partners, and certain natural gas exploration and production properties in Kansas, Colorado, and New Mexico. The additional assets and/or businesses expected to be sold in 2003 and 2004 include the Alaska refinery and related assets, certain assets within Midstream Gas & Liquids, the soda ash mining operations and various other assets. The specific assets and the timing of such sales are dependent on various factors, including negotiations with prospective buyers, regulatory approvals, industry conditions, and the short- and long-term liquidity requirements of Williams. While management believes it has considered all relevant information in assessing for potential impairments, the ultimate sales price for assets that may be sold and the final decisions in the future may result in additional impairments or losses and/or gains.

     Williams continues its efforts to reduce its commitment to the Energy Marketing & Trading business. As part of these efforts, Energy Marketing & Trading has focused on managing its existing contractual commitments, while pursuing potential dispositions and restructuring of certain of its long-term contracts. For the six month period ended June 30, 2003, Energy Marketing & Trading has sold contracts resulting in cash proceeds of approximately $206 million. Although management currently believes that the Company has the financial resources and liquidity to meet the expected cash requirements of Energy Marketing & Trading, the Company continues to pursue several specific transactions with interested parties involving the sales of portions of Energy Marketing & Trading's portfolio and would consider the sale or joint venture of all of the portfolio.

     The Company's available liquidity to meet maturing debt requirements and fund a reduced level of capital expenditures will be dependent on several factors, including available cash on hand, the cash flows of retained businesses, the amount of proceeds raised from the sale of assets previously mentioned, the price of natural gas and capital spending. Future cash flows from operations may also be affected by the timing and nature of the sale of assets. Because of recent and anticipated asset sales, cash on hand, potential external financings, and available secured credit facilities, Williams currently believes that it has, or has access to, the financial resources and liquidity to meet future cash requirements.

GENERAL

     In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the consolidated financial statements and notes in Item 1 reflect the results of operations, financial position and cash flows, through the date of sale as applicable, of the following components as discontinued operations (see Note 6):

          o Kern River Gas Transmission (Kern River), previously one of Gas Pipeline's segments

          o Central natural gas pipeline, previously one of Gas Pipeline's segments

          o Texas Gas Transmission Corporation, previously one of Gas Pipeline's segments

          o Natural gas properties in the Hugoton and Raton basins, previously part of the Exploration & Production segment

          o Two natural gas liquids pipeline systems, Mid-American Pipeline and Seminole Pipeline, previously part of the Midstream Gas & Liquids segment

          o Gulf Liquids New River Project LLC, previously part of the Midstream Gas & Liquids segment

          o Refining and marketing operations in the Midsouth, including the Midsouth refinery, part of the previously reported Petroleum Services segment

          o Retail travel centers concentrated in the Midsouth, part of the previously reported Petroleum Services segment

          o Bio-energy operations, part of the previously reported Petroleum Services segment

          o Refining, retail and pipeline operations in Alaska, part of the previously reported Petroleum Services segment

          o Williams' general partnership interest and limited partner investment in Williams Energy Partners, previously the Williams Energy Partners segment

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

CRITICAL ACCOUNTING POLICIES & ESTIMATES

     As noted in the 2002 Annual Report on Form 10-K, Williams' financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. One of the critical judgment areas in the application of our accounting policies noted in the Form 10-K is the revenue recognition of energy risk management and trading operations. As a result of the application of the conclusions reached by the Emerging Issues Task Force in Issue No. 02-3, "Issues related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the methodology for revenue recognition related to energy risk management and trading activities changed January 1, 2003. Williams initially applied the consensus effective January 1, 2003 and reported the initial application as a cumulative effect of a change in accounting principle. See Note 3 for a discussion of the impacts to Williams' financial statements as a result of applying this consensus.

RESULTS OF OPERATIONS

     Consolidated Overview

     The following table and discussion is a summary of Williams' consolidated results of operations. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

                                                              THREE MONTHS                SIX MONTHS
                                                             ENDED JUNE 30,              ENDED JUNE 30,
                                                       ------------------------    ------------------------
                                                          2003          2002          2003          2002
                                                       ----------    ----------    ----------    ----------
                                                                            (MILLIONS)

Revenues                                               $  3,763.8    $    747.1    $  8,713.5    $  2,019.0

Costs and expenses:
  Costs and operating expenses                            3,169.0         612.1       7,750.6       1,203.3
  Selling, general and
     administrative expenses                                116.8         162.6         232.2         294.6
  Other (income) expense-net                               (225.2)        146.7        (224.6)        146.9
  General corporate expenses                                 21.8          34.1          44.7          72.3
                                                       ----------    ----------    ----------    ----------
  Total costs and expenses                                3,082.4         955.5       7,802.9       1,717.1

Operating income (loss)                                     681.4        (208.4)        910.6         301.9
Interest accrued-net                                       (394.8)       (247.4)       (735.6)       (446.6)
Interest rate swap loss                                      (6.1)        (83.2)         (8.9)        (73.0)
Investing income (loss)                                     (43.1)         38.5           3.2        (178.2)
Minority interest in income and preferred returns of
  consolidated subsidiaries                                  (6.0)        (11.5)         (9.5)        (23.5)
Other income- net                                            14.0          23.8          36.0          18.5
                                                       ----------    ----------    ----------    ----------
Income (loss) from continuing operations before
   income taxes and cumulative effect of change
   in accounting principles                                 245.4        (488.2)        195.8        (400.9)
(Provision) benefit for income taxes                       (127.4)        156.4        (116.6)        116.3
                                                       ----------    ----------    ----------    ----------
Income (loss) from continuing operations                    118.0        (331.8)         79.2        (284.6)
Income (loss) from discontinued operations                  151.7         (17.3)        137.3          43.2
                                                       ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of change
   in accounting principles                                 269.7        (349.1)        216.5        (241.4)
Cumulative effect of change in accounting principles           --            --        (761.3)           --
                                                       ----------    ----------    ----------    ----------
Net income (loss)                                           269.7        (349.1)       (544.8)       (241.4)
Preferred stock dividends                                   (22.7)         (6.8)        (29.5)        (76.5)
                                                       ----------    ----------    ----------    ----------
Income (loss) applicable to common stock               $    247.0    $   (355.9)   $   (574.3)   $   (317.9)
                                                       ==========    ==========    ==========    ==========

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

     Williams' revenue increased $3 billion due primarily to increased revenues at Energy Marketing & Trading and Midstream Gas & Liquids as a result of the adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading & Risk Management Activities," which requires that revenues and cost of sales from non-derivative contracts and certain physically settled derivative contracts be reported on a gross basis. As permitted by EITF Issue No. 02-3, prior year amounts have not been restated. Prior to the adoption of EITF Issue No. 02-3 on January 1, 2003, revenues and costs of sales related to non-derivative contracts and certain physically settled derivative contracts were reported in revenues on a net basis. Revenues at Energy Marketing & Trading increased $3.1 billion and Midstream Gas & Liquids' revenues increased $300 million. During the second quarter of 2003, Energy Marketing & Trading corrected the accounting treatment previously given to certain third party derivative contracts during 2002 and 2001, resulting in the recognition of $80.7 million in revenues in the second quarter 2003 attributable to prior periods. Refer to Note 1 to the financial statements for further information. These corrections relate to the fair value of these derivative contracts and do not represent current period actual cash flows.

     Costs and operating expenses increased $2.6 billion due primarily to the impact of reporting certain costs gross at Energy Marketing & Trading and Midstream Gas & Liquids, as discussed above.

     Selling, general and administrative expenses decreased $45.8 million due primarily to the absence of $21 million of costs related to an enhanced benefit early retirement option offered to certain employee groups in 2002 and reduced staffing levels at Energy Marketing & Trading.

     Other (income) expense - net in 2003 reflects a $175 million gain from the sale of an Energy Marketing & Trading contract and $91.5 million in net gains from the sale of Exploration & Production's interests in natural gas properties. Partially offsetting these gains in 2003 was a $25.5 million charge at Northwest Pipeline to write-off capitalized software development costs for a service delivery system following a decision not to implement the system and a $20 million charge related to a settlement by Energy Marketing & Trading with the Commodity Futures Trading Commission (CFTC) (see Note 11). Other (income) expense - net in 2002 includes $141.2 million of impairment charges, loss accruals, and write-offs within Energy Marketing & Trading, including a partial impairment of goodwill.

     General corporate expenses decreased $12.3 million, or 36 percent, due primarily to lower advertising expenses and charitable contributions.

     Operating income (loss) improved by $889.8 million from a $208.4 million loss in 2002 to $681.4 million of income in 2003. The increase results primarily from a $779.2 million improvement at Energy Marketing & Trading and $91.5 million in net gains on sales of certain properties at Exploration & Production.

     Interest accrued - net increased $147.4 million, or 60 percent, due primarily to $120 million of interest expense, including amortization of fees, on the RMT note payable (see Note 10), $21 million higher amortization expense of deferred debt issuance costs, and $12 million of interest expense within Energy Marketing & Trading related to a FERC ruling. A $22 million decrease in interest expense reflecting lower average borrowing levels of long-term debt in 2003 was offset by a $19 million increase in interest expense reflecting higher average interest rates on long-term debt in 2003. The $21 million of higher amortization expense of deferred debt issuance costs reflects $14.5 million in accelerated amortization of costs related to the termination of the revolving credit agreement that was replaced in June 2003 (see Note 10).

     In 2002, Williams began entering into interest rate swaps with external counter parties primarily in support of the energy-trading portfolio (see Note
14). The decline in market value of these swaps was $77.1 million lower in 2003 than 2002. The total notional amount of these swaps is approximately $300 million at June 30, 2003 as compared to a notional amount at June 30, 2002 of approximately $1.5 billion.

     Investing income (loss) for the three months ended June 30, 2003 and 2002 consisted of the following components:

                                                                  THREE MONTHS
                                                                 ENDED JUNE 30,
                                                          ----------------------------
                                                              2003            2002
                                                          ------------    ------------
                                                                  (MILLIONS)
Equity earnings*                                          $         .9    $       53.6
Loss provision for WCG receivables                                  --           (15.0)
Income (loss) from investments*:
    Gain on sale of Rio Grand equity investment                    4.8              --
    Impairment of investments in Longhorn Partners
      Pipeline, L.P.                                             (42.4)             --
    Impairment of investment in Aux Sable                         (8.5)             --
    Impairment of investment in Independence Pipeline               --           (12.3)
Impairment of cost based investments                             (19.1)             --
Interest income and other                                         21.2            12.2
                                                          ------------    ------------
Investing income (loss)                                   $      (43.1)   $       38.5
                                                          ============    ============

* These items are also included in the measure of segment profit (loss).

     Equity earnings for the three months ended June 30, 2002 includes $27.4 million of income reflecting a contractual construction completion fee received by an equity affiliate that served as the general contractor on the Gulfstream Pipeline Natural Gas System (Gulfstream) project. Additionally, the decrease in equity earnings for the three months ended June 30, 2003 as compared to 2002 reflects $16 million lower equity earnings from Gulfstream. Equity earnings for 2002 includes net equity income of $3.6 million related to equity method investments that were sold during 2002. The $15 million loss provision in 2002 is related to the estimated recoverability of receivables from WilTel Communications Group, Inc. (formerly Williams Communications Group, Inc.). The $42.4 million impairment in 2003 relates to the investment in equity and debt securities of Longhorn Partners Pipeline LP, and the $12.3 million impairment in 2002 relates to a write down of Gas Pipeline's investment in a pipeline project which was cancelled in second-quarter 2002. Impairment of cost based investments in 2003 includes a $13.5 million impairment of an investment in a company holding phosphate reserves.

     Minority interest in income and preferred returns of consolidated subsidiaries in 2003 is lower than 2002 due to the absence of preferred returns totaling $5.5 million on the preferred interests in Castle Associates L.P., Arctic Fox, L.L.C., Piceance Production Holdings L.L.C., and in Williams' Risk Holdings L.L.C. which were reclassified as debt in the third-quarter of 2002 with the exception of Arctic Fox, L.L.C., which was reclassified as debt in April 2002.

     Other income - net in 2003 includes a $38.2 million foreign currency translation gain on a Canadian dollar denominated note receivable offset by a $30.3 million derivative loss on a forward contract to fix the U.S. dollar principal cash flows from this note. Other income - net in 2002 includes an $11 million gain at Gas Pipeline associated with the disposition of securities received through a mutual insurance company reorganization.

     The provision (benefit) for income taxes was unfavorable by $283.8 million due primarily to a pre-tax income in 2003 as compared to a pre-tax loss for 2002. The effective income tax rate for the three months ended June 30, 2003 is greater than the federal statutory rate due primarily to the financial impairment of certain investments and capital losses generated for which valuation allowances were established and nondeductible expenses. The effective income tax rate for the three months ended June 30, 2002 is less than the federal statutory rate due primarily to the impairment of goodwill which is not deductible for income tax purposes and reduces the tax benefit of the pretax loss.

     Preferred stock dividends in 2003 includes $13.8 million associated with accounting for the premium paid on the redemption in May 2003 of the 9 7/8 percent cumulative-convertible preferred shares (see Note 12).

     Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

     Williams' revenue increased $6.7 billion due primarily to increased revenues at Energy Marketing & Trading and Midstream Gas & Liquids as a result of the adoption of EITF Issue No. 02-3, which requires that revenues and cost of sales from non-derivative contracts and certain physically settled derivative contracts be reported on a gross basis. As permitted by EITF Issue No. 02-3, prior year amounts have not been restated. Prior to the adoption of EITF Issue No. 02-3 on January 1, 2003, revenues and costs of sales related to non-derivative contracts and certain physically settled derivative contracts were reported in revenues on a net basis. Energy Marketing & Trading's revenues increased $6.6 billion and Midstream Gas & Liquids' revenues increased $1 billion. The increase in revenues at Midstream Gas & Liquids includes a $236 million higher Canadian revenues and $128 million higher domestic gathering and processing revenues. Offsetting these revenue increases at the operating units was $948.9 million higher intercompany eliminations primarily as a result of intercompany costs that were previously netted in Energy Marketing & Trading's revenues prior to EITF Issue No. 02-3. During the second quarter of 2003, Energy Marketing & Trading corrected the accounting treatment previously given to certain third party derivative contracts during 2002 and 2001, resulting in the recognition of $80.7 million in revenues in the second quarter 2003 attributable to prior periods. Refer to Note 1 to the financial statements for further information. These corrections relate to the fair value of these derivative contracts and do not represent current period actual cash flows.

     Costs and operating expenses increased $6.5 billion due primarily to the impact of reporting certain costs gross at Energy Marketing & Trading and Midstream Gas & Liquids, as discussed above. Costs and operating expenses at Energy Marketing & Trading increased $6.5 billion. Costs and operating expenses at Midstream Gas & Liquids also increased due to $210 million and $59 million higher fuel and shrink costs at Canadian and domestic processing facilities, respectively.

     Selling, general and administrative expenses decreased $62.4 million due primarily to reduced staffing levels at Energy Marketing & Trading and the absence of $21 million of costs related to an enhanced benefit early retirement option offered to certain employee groups in 2002.

     Other (income) expense - net in 2003 reflects a $175 million gain from the sale of an Energy Marketing & Trading contract and $91.5 million in net gains from the sale of Exploration & Production's interests in natural gas properties. Partially offsetting these gains was a $25.5 million charge at Northwest Pipeline to write-off capitalized software development costs for a service delivery system following a decision not to implement and a $20 million charge related to a settlement by Energy Marketing & Trading with the CFTC (see Note
11). Other (income) expense - net in 2002 includes $141.2 million of impairment charges, loss accruals, and write-offs within Energy Marketing & Trading, including a partial impairment of goodwill.

     General corporate expenses decreased $27.6 million, or 38 percent, due primarily to lower advertising costs and charitable contributions.

     Operating income (loss) increased $608.7 million due primarily to a $375.7 million improvement at Energy Marketing & Trading, $91.5 million in net gains on sales of certain properties at Exploration & Production and a $78.6 million increase at Midstream Gas & Liquids primarily from domestic gathering and processing operations.

     Interest accrued - net increased $289 million, or 65 percent, due primarily to $209 million of interest expense, including amortization of fees, on the RMT note payable (see Note 10), $34 million higher amortization expense of deferred debt issuance costs, and $12 million of interest expense within Energy Marketing & Trading related to a FERC ruling. The increase also reflects the $48 million effect of higher average interest rates on long-term debt in 2003 offset slightly by the $9 million effect of lower average borrowing levels of long-term debt. The $34 million higher amortization expense of deferred debt issuance costs reflects $14.5 million in accelerated amortization of costs related to the termination of the revolving credit agreement that was replaced in June 2003 (see Note 10).

     In 2002, Williams began entering into interest rate swaps with external counter parties primarily in support of the energy-trading portfolio (see Note
14). The decline in market value of these swaps was $64.1 million lower in 2003 that in 2002. The total notional amount of these swaps is approximately $300 million at June 30, 2003 as compared to a notional amount at June 30, 2002 of approximately $1.5 billion.

    Investing income (loss) for the six months ended June 30, 2003 and 2002 consisted of the following components:

                                                           SIX MONTHS
                                                         ENDED JUNE 30,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
                                                          (MILLIONS)
Equity earnings*                                  $        5.4    $       60.9
Loss provision for WCG receivables                          --          (247.0)
Income (loss) from investments*:
    Gain on sale of Rio Grand equity investment            4.8              --
    Impairment of investment in Longhorn
        Partners Pipeline L.P.                           (42.4)             --
    Impairment of investment in Aux Sable                 (8.5)             --
    Impairment of investment in Independence
        Pipeline                                            --           (12.3)
Impairment of cost based investments                     (31.1)           (3.1)
Interest income and other                                 75.0            23.3
                                                  ------------    ------------
Investing income (loss)                           $        3.2    $     (178.2)
                                                  ============    ============

* These items are also included in the measure of segment profit (loss).

     Equity earnings decreased $55.5 million due primarily to $27 million lower equity earnings from Gulfstream and the absence of a $27.4 million benefit in 2002 related to the contractual construction completion fee received by an equity affiliate, that served as the general construction on the Gulfstream project. The $247 million loss provision in 2002 was related to the estimated recoverability of receivables from WilTel Communications Group, Inc. The $42.4 million impairment in 2003 relates to the investment in equity and debt securities of Longhorn Partners Pipeline LP, and the $12.3 million impairment in 2002 relates to a write down of Gas Pipeline's investment in a pipeline project that was cancelled in second-quarter 2002. Impairment of cost based investments in 2003 includes a $13.5 million impairment of an investment in a company holding phosphate reserves, a $12 million impairment of Algar Telecom S.A. and a $5.6 million impairment of various international investments. Each of these impairments results from management's determination that there was an other than temporary decline in the estimated fair value of each investment. Interest income and other increased $51.7 million due primarily to a $37.2 million increase at Energy Marketing & Trading comprised primarily of interest income as a result of recent FERC proceedings, a $5 million increase in interest income from advances to equity affiliates and a $3 million increase in interest from margin deposits.

     Minority interest in income and preferred returns of consolidated subsidiaries in 2003 is lower than 2002 due primarily to the absence of preferred returns totaling $13 million on the preferred interests in Castle Associates L.P., Arctic Fox, L.L.C., Piceance Production Holdings L.L.C., and in Williams' Risk Holdings L.L.C. which were reclassified as debt in third-quarter 2002 with the exception of Arctic Fox, L.L.C., which was reclassified as debt in April 2002.

     Other income - net in 2003 includes a $67.4 million foreign currency transaction gain on a Canadian dollar denominated note receivable offset by a $47 million derivative loss on a forward contract to fix the U.S. dollar principal cash flows from this note. Other income-net in 2002 includes an $11 million gain at Gas Pipeline associated with the disposition of securities received through a mutual insurance company reorganization offset by a $8 million loss related to early retirement of remarketable notes.

     The provision (benefit) for income taxes was $232.9 million unfavorable in 2003 due primarily to pre-tax income in 2003 as compared to a pre-tax loss for 2002. The effective income tax rate for the six months ended June 30, 2003, is greater than the federal statutory rate due primarily to the financial impairment of certain investments and capital losses generated for which valuation allowances were established and nondeductible expenses.

The effective income tax rate for the six months ended June 30, 2002 is less than the federal statutory rate due primarily to the impairment of goodwill which is not deductible for income tax purposes and reduces the tax benefit of the pre-tax loss.

    Cumulative effect of change in accounting principles reduced net income for 2003 by $761.3 million due to a $762.5 million charge related to the adoption of EITF Issue No. 02-3 (see Note 3), slightly offset by $1.2 million related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (see
Note 3).

    Preferred stock dividends in 2002 reflects the impact of $69.4 million associated with accounting for a preferred security that contains a conversion option that was beneficial to the purchaser at the time the security was issued.


RESULTS OF OPERATIONS-SEGMENTS

     Williams is currently organized into the following segments: Energy Marketing & Trading, Gas Pipeline, Exploration & Production, and Midstream Gas & Liquids. Due to completed and anticipated asset sales, Williams Energy Partners and Petroleum Services are no longer reportable segments as most of the operations comprising these segments are now reported in discontinued operations. Williams currently evaluates performance based upon several measures including segment profit (loss) from operations (see Note 14). Segment profit of the operating companies may vary by quarter. The following discussions relate to the results of operations of Williams' segments.

ENERGY MARKETING & TRADING

                                   THREE MONTHS                   SIX MONTHS
                                  ENDED JUNE 30,                ENDED JUNE 30,
                           ---------------------------    ---------------------------
                               2003           2002            2003           2002
                           ------------   ------------    ------------   ------------
                                                   (MILLIONS)
Segment revenues           $    2,923.5   $     (278.6)   $    6,699.1   $       76.4
                           ============   ============    ============   ============
Segment profit (loss)      $      348.0   $     (497.5)   $      211.6   $     (214.4)
                           ============   ============    ============   ============

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

     ENERGY MARKETING & TRADING'S revenues and cost of sales increased by $3.2 billion and $2.7 billion, respectively, which equates to an increase in gross margin of $512.9 million. This significant increase in revenues and cost of sales is primarily a result of the adoption of EITF Issue No. 02-3, which requires that revenues and cost of sales from non-derivative energy contracts and certain physically settled derivative contracts be reported on a gross basis. Prior to the adoption of EITF Issue No. 02-3 on January 1, 2003, revenues related to non-derivative energy contracts were reported on a net basis in trading revenues. As permitted by EITF Issue No. 02-3, prior year amounts have not been restated.

     On October 25, 2002, the EITF concluded on Issue No. 02-3, which rescinded Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," under which all energy trading contracts, derivative and non-derivative energy, were required to be valued at fair value with the net change in fair value of these contracts representing unrealized gains and losses reported in income currently and recorded as revenues in the Consolidated Statement of Operations. Energy contracts include forward contracts, futures contracts, options contracts, swap agreements, commodity inventories, short-and long-term purchase and sale commitments, which involve physical delivery of an energy commodity and energy-related contracts, such as transportation, storage, full requirements, load serving and power tolling contracts. Energy-related contracts that are not considered to be derivatives under SFAS No. 133 are no longer presented on the balance sheet at fair value. These contracts are now reported under the accrual method of accounting. In addition, trading inventories are no longer marked to market but are reported on a lower of cost or market basis. Upon adoption of this new standard on January 1, 2003, Energy Marketing & Trading recorded an adjustment as a cumulative effect of change in accounting principle to remove the previously reported fair value of non-derivative energy contracts from the balance sheet. Energy Marketing & Trading's portion of this change in accounting principle was approximately $755 million on an after-tax basis (see Note 3) and was recognized in first-quarter 2003. Prior year amounts have not been restated as permitted by EITF Issue No. 02-3.

     Energy Marketing & Trading's revenues increased by $3.2 billion primarily as a result of the new gross reporting requirements as discussed above. Energy Marketing & Trading's gross margin increased $512.9 million principally due to $506.4 million higher power and natural gas gross margin, $53.4 million higher petroleum products gross margin, and $6.2 million higher European gross margin, slightly offset by $53.4 million lower emerging products gross margin.

     The power and natural gas gross margin increased from a margin loss of $213 million in 2002 to a $293.4 million gross margin in 2003, an increase of $506.4 million. The $293.4 million gross margin in 2003 is primarily comprised of a $57.5 million accrual loss and a $302.9 million mark-to-market gain. The accrual loss of $57.5 million is primarily related to reduced revenues resulting from narrow spark spreads on the tolling portfolio that do not exceed contractually-obligated capacity payments. Approximately $218.2 million of the $302.9 million gain is related to mark to market gains on power and gas positions that were entered into to economically hedge long-term structured transactions that are now accounted for on an accrual basis. These mark-to-market gains are primarily a result of increased gas prices on long natural gas positions. In 2002, all energy-related trading contracts, including tolling and full requirements contracts, were marked to market. In 2003, with the implementation of EITF Issue No. 02-3 as discussed above, these non-derivative energy-related trading contracts were accounted for on an accrual basis. Therefore, while in 2002 the impact of narrower spark spreads in future periods on the fair value of certain power tolling portfolios was reflected in earnings, in 2003, the earnings for these types of non-derivative contracts are reported on an accrual basis. Therefore, any forward gains or losses resulting from changes in fair value are excluded from current earnings for non-derivative contracts, whereas the changes in the forward value of certain derivatives contracts continue to be included in earnings. Additionally, in second-quarter 2003, Energy Marketing & Trading began accounting for certain of its power and gas derivatives contracts under the accrual method of accounting as a result of an election to account for the contracts under the normal purchases and sales exception available under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These contracts were previously marked to market with changes in fair value reported within earnings. During the second quarter of 2003, Energy Marketing & Trading corrected the accounting treatment previously given to certain third party derivative contracts during 2002 and 2001, resulting in the recognition of $80.7 million in revenues in the second quarter 2003 attributable to prior periods. Refer to Note 1 to the financial statements for further information. These corrections relate to the fair value of these derivative contracts and do not represent current period actual cash flows.

     The petroleum products portfolio gross margin improved from a gross margin loss of $73.7 million in 2002 to a gross margin loss of $20.3 million in 2003. This $53.4 million improvement was impacted by the implementation of EITF Issue No. 02-3. The petroleum products portfolio was adversely affected in 2002 by a decrease in the fair value of refined products storage and transportation portfolios. In second-quarter 2003, however, these non-derivative contracts were accounted for on an accrual basis and accordingly earnings do not reflect changes in fair value.

     The $6.2 million increase in European gross margin is due to the absence of trading activity in second-quarter 2003 as a result of the wind-down of the European trading operations. These operations generated a $6.2 million loss in second-quarter 2002.

     The $53.4 million decrease in emerging products gross margin is primarily attributable to falling interest rates on forward interest rate positions that are marked to market.

     Selling, general, and administrative expenses decreased by $19.3 million, or 30 percent. This cost reduction is primarily due to the impact of staff reductions in the Energy Marketing & Trading business segment. Energy Marketing & Trading employed approximately 265 employees at June 30, 2003, compared with approximately 900 employees at June 30, 2002.

     Other (income) expense -- net increased $312.2 million. This increase is due primarily to $175 million gain from the sale of an energy trading contract in 2003 and the effect in 2002 of $83.7 million of impairments and loss accruals associated with certain terminated power projects and a $57.5 million partial goodwill impairment. The increase was partially offset by a $20 million charge in 2003 for the settlement reached with the Commodity Futures Trading Commission subsequent to quarter end (see Note 11).

     Segment profit increased $845.5 million due primarily to increased power, natural gas, petroleum products and European gross margins, decreased selling, general and administrative expenses and improved other (income) expense - net, partially offset by decreased emerging products gross margin as discussed above.

     Energy Marketing & Trading's future results will continue to be affected by the willingness of counterparties to enter into transactions with Energy Marketing & Trading, the liquidity of markets in which Energy Marketing & Trading transacts, and the creditworthiness of other counterparties in the industry and their ability to perform under contractual obligations. Because Williams is not currently rated investment grade by credit rating agencies, Williams is required, in certain instances, to provide additional adequate assurances in the form of cash or credit support to enter into and maintain existing transactions. The financial and credit constraints of Williams will likely continue to result in Energy Marketing & Trading having exposure to market movements, which could result in future operating losses. In addition, other companies in the energy trading and marketing sector are experiencing financial difficulties which will affect Energy Marketing & Trading's credit and default assessment related to the future value of its forward positions and the ability of such counterparties to perform under contractual obligations. The ultimate outcome of these items could result in future operating losses for Energy Marketing & Trading or limit Energy Marketing & Trading's ability to achieve profitable operations.

     In July 2003, Energy Marketing & Trading reached an agreement in principle to terminate one of its long-term energy trading contracts in exchange for a cash payment of $128 million from the counterparty to the contract. This contract is accounted for on a fair value basis. The agreement is contingent upon certain events, but if consummated in its present form, the transaction could result in realization of an amount significantly in excess of fair value as estimated at June 30, 2003.

     Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

     ENERGY MARKETING & TRADING'S revenues and cost of sales increased by $6.6 billion and $6.5 billion, respectively, which equates to an increase in gross margin of $74.9 million. This significant increase in revenues and cost of sales is primarily a result of the adoption of EITF Issue No. 02-3 and rescinding of EITF Issue No. 98-10, as discussed previously.

     Energy Marketing & Trading's gross margin increased $74.9 million principally due to $227.9 million higher power and natural gas gross margin, offset by $82.1 million lower emerging products gross margin, $64.3 million lower petroleum products gross margin, and $6.5 million lower European gross margin.

         The power and natural gas gross margin increased from a margin loss of $12.3 million in 2002 to a $215.6 million gross margin in 2003, an improvement of $227.9 million. The $215.6 million gross margin in 2003 is primarily comprised of a $80 million accrual loss and a $293.1 million mark to market gain. The accrual loss of $80 million is primarily related to reduced revenues resulting from narrow spark spreads on the tolling portfolio that do not exceed contractually-obligated capacity payments. Approximately $232.5 million of the $293.1 million gain is related to mark-to-market gains on power and gas positions that were entered into to economically hedge long-term structured transactions that are now accounted for on an accrual basis. These mark to market gains are primarily a result of increased gas prices on long natural gas positions. In 2002, all energy-related trading contracts, including tolling and full requirements contracts, were marked to market. In 2003, with the implementation of EITF Issue No. 02-3 as discussed previously, these non-derivative energy-related trading contracts were accounted for on an accrual basis. Therefore, while in 2002 the impact of narrower spark spreads on the fair value of certain power tolling portfolios was reflected in earnings, in 2003, the earnings for these types of contracts are reported on an accrual basis. Therefore, any forward gains or losses resulting from changes in fair value are excluded from current earnings for non-derivative contracts, whereas the changes in forward value of certain derivatives contracts continue to be included in earnings. Additionally, in second-quarter 2003, Energy Marketing & Trading began accounting for certain of its power and gas derivatives contracts under the accrual method of accounting as a result of an election to account for the contracts under the normal purchases and sales exception available under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." These contracts were previously marked to market with changes in fair value reported within earnings. During the second quarter of 2003, Energy Marketing & Trading corrected the accounting treatment previously given to certain third party derivative contracts during 2002 and 2001, resulting in the recognition of $80.7 million in revenues in the second quarter 2003 attributable to prior periods. Refer to Note 1 to the financial statements for further information. These corrections relate to the fair value of these derivative contracts and do not represent current period actual cash flows. The effect of these events is partially offset by an $84 million decrease in power and gas revenues from the origination of significant new long-term transactions in 2002 and a $37 million adjustment in first quarter 2003 to increase the liability for rate refunds associated with 2003 FERC rulings relative to California power and natural gas markets.

     The petroleum products portfolio gross margin decreased from $46.8 million in 2002 to a margin loss of $17.5 million in 2003. This decrease of $64.3 million was primarily attributable to a $118.8 million decrease in revenues from the origination of significant new long-term transactions in 2002 partially offset by the impact of the implementation of EITF Issue No. 02-3 in 2003. The petroleum products portfolio was adversely affected in 2002 by a decrease in the forward value of refined products storage and transportation portfolios. Pursuant to EITF Issue No. 02-3, these same non-derivative storage and transportation contracts were required to be treated on an accrual basis in 2003, resulting in a comparatively higher gross margin attributable to these contracts.

     The $6.5 million decrease in European gross margin is due to the absence of trading activity in 2003 as a result of the wind-down of the European trading operations as compared to a $6.5 million gross margin recognized in 2002. The $82.1 million decrease in emerging products gross margin is primarily attributable to falling interest rates on forward interest rate positions that are marked to market.

         Selling, general, and administrative expenses decreased by $33.9 million, or 30 percent. This cost reduction is due primarily to the impact of staff reductions in the Energy Marketing & Trading business segment.

     Other (income) expense -- net increased $312.7 million. This increase is primarily due to $175.0 million gain from the sale of an energy trading contract in 2003 and the effect in 2002 of $83.7 million of impairments and loss accruals associated with certain terminated power projects and a $57.5 million partial goodwill impairment. The increase was partially offset by a $20 million charge in 2003 for the settlement reached with the CFTC subsequent to quarter end (see
Note 11).

     Segment profit increased $426 million due primarily to increased power and natural gas gross margin, decreased selling, general and administrative expenses and improved other (income) expense- net, partially offset by decreased petroleum products, European and emerging products gross margins as discussed above.

GAS PIPELINE

                             THREE MONTHS              SIX MONTHS
                            ENDED JUNE 30,           ENDED JUNE 30,
                       -----------------------   -----------------------
                          2003         2002         2003         2002
                       ----------   ----------   ----------   ----------
                                           (MILLIONS)
Segment revenues       $    312.0   $    290.5   $    635.3   $    595.5
                       ==========   ==========   ==========   ==========
Segment profit         $    113.9   $    141.1   $    265.1   $    275.8
                       ==========   ==========   ==========   ==========

     On April 14, 2003, Williams announced that it had signed a definitive agreement to sell Texas Gas Transmission Corporation (Texas Gas) to Loews Pipeline Holding Corp., a unit of Loews Corporation. The sale closed on May 16, 2003. Williams received $793 million in cash and the buyer assumed $250 million in debt. Pursuant to current accounting guidance, the operations of Texas Gas have been classified as discontinued operations.

     For the purposes of second-quarter 2003 reporting, Gas Pipeline's continuing operations include Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, a 50 percent interest in the Gulfstream Natural Gas System, L.L.C. and other joint venture interstate and intrastate natural gas pipeline systems. Certain assets sold during 2002 are included in the 2002 results. These assets include Cove Point, a general partner interest in Northern Border, and our 14.6 percent interest in Alliance Pipeline. These assets represented $2.2 million and $5.7 million of revenues for the three months and six months ended June 30, 2002, respectively, and $4.9 million and $12.4 million of segment profit for the three and six months ended June 30, 2002, respectively. Financial results related to Kern River, Central, (both sold during 2002), and Texas Gas are included in discontinued operations.

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

     GAS PIPELINE'S revenues increased $21.5 million, or 7 percent, due primarily to $17 million higher demand revenues on the Transco system resulting from new expansion projects (MarketLink, Momentum and Sundance) and higher transportation rates in connection with rate proceedings that became effective in late 2002, and $8 million on the Northwest Pipeline system primarily from new projects (Gray's Harbor, Centralia, and Chehalis). Partially offsetting these increases were $4 million lower storage demand revenues due to lower demand charges as a result of lower rates in connection with Transco's rate proceedings that became effective in late 2002 and $3 million lower cash-out sales related to gas imbalance settlements (offset in costs and operating expenses).

     Cost and operating expenses increased $4 million, or 2 percent, due primarily to $7 million higher depreciation expense due to increased property, plant and equipment placed into service, partially offset by $3 million lower cash-out sales related to gas imbalance settlements (offset in revenues).

     General and administrative costs decreased $17 million, or 36 percent, due primarily to $11 million of early retirement pension cost in 2002.

     Other (income) expense--net in 2003 includes a $25.5 million charge at Northwest Pipeline to write-off capitalized software development costs for a service delivery system following a decision not to implement. Subsequent to the implementation of the same system at Transco in the second quarter of 2003 and a determination of the unique and additional programming requirements that would be needed to complete the system at Northwest Pipeline, management determined that the system would not be implemented at Northwest Pipeline.

     Segment profit, which includes equity earnings and income (loss) from investment (included in investing income), decreased $27.2 million reflecting $49.6 million lower equity earnings and the $25.5 million charge discussed previously. These items were partially offset by the higher revenues and lower general and administrative expenses discussed above and the absence of the $12.3 million 2002 write-off of Gas Pipeline's investment in a cancelled pipeline project (income (loss) from investments). The $49.6 million decrease in equity earnings is due primarily to a $27.4 million benefit in 2002 related to the contractual construction completion fee received by an equity affiliate and $16 million lower equity earnings from Gulfstream Natural Gas System primarily related to the absence in 2003 of interest capitalized on internally generated funds as allowed by FERC regulations during construction. The pipeline was placed into service during second-quarter 2002. Also, the decrease in equity earnings reflects the absence of $6 million of equity earnings following the October 2002 sale of Gas Pipeline's 14.6 percent ownership in Alliance Pipeline.

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

     GAS PIPELINE'S revenues increased $39.8 million, or 7 percent, due primarily to $33 million higher demand revenues on the Transco system resulting from new expansion projects (MarketLink, Momentum and Sundance) and higher rates authorized under Transco's rate proceedings that became effective in late 2002 and $10 million on the Northwest Pipeline system resulting from new projects (Gary's Harbor, Centralia, and Chehalis). In addition to these increases was a $9 million higher recovery of tracked costs which are passed through to customers (offset in costs and operating expenses). Partially offsetting these increases were $11 million lower cash-out sales related to gas imbalance settlements (offset in costs and operating expenses) and $8 million lower storage demand revenues due to lower charges as a result of lower rates in connection with Transco's rate proceedings that became effective in late 2002.

     Cost and operating expenses decreased $12 million, or 4 percent, due primarily to $12 million lower fuel expense on Transco due primarily to pricing differentials on the volumes of gas used in operation and $11 million lower cash-out sales related to gas imbalance settlements (offset in revenues). These decreases were partially offset by $8 million higher depreciation expense due to increased property, plant and equipment placed into service and $7 million higher tracked costs which are passed through to customers (offset in revenues).

     General and administrative costs decreased $20 million, or 24 percent, due primarily to the absence of $11 million of 2002 early retirement pension costs and reductions to employee-related benefits accruals.

     Other (income) expense--net in 2003 includes a $25.5 million charge at Northwest Pipeline to write-off capitalized software development costs for a service delivery system following a decision not to implement. Subsequent to the implementation of the same system at Transco in the second quarter of 2003 and a determination of the unique and additional programming requirements that would be needed to complete the system at Northwest Pipeline, management determined that the system would not be implemented at Northwest Pipeline.

     Segment profit, which includes equity earnings and income (loss) from investments (included in investing income), decreased $10.7 million, or 4 percent, due to $67.4 million lower equity earnings and the $25.5 million charge at Northwest Pipeline discussed previously. These decreases to segment profit were partially offset by $39.8 million higher revenues, $12 million lower costs and operating expenses and $20 million lower general and administrative costs discussed above, as well as the absence of a $12.3 million 2002 write-off of Gas Pipeline's investment in a cancelled pipeline project (income (loss) from investment). The $67.4 million decrease to equity earnings reflects $27 million lower equity earnings from the Gulfstream Natural Gas System, the absence of a $27.4 million benefit in 2002 related to the contractual construction completion fee received by an equity affiliate and the absence of $12 million of equity earnings following the October 2002 sale of Gas Pipeline's 14.6 percent ownership in Alliance Pipeline. The lower earnings for Gulfstream Natural Gas System were primarily due to the absence in 2003 of interest capitalized on internally generated funds as allowed by the FERC during construction. The pipeline was placed into service during second-quarter 2002.

EXPLORATION & PRODUCTION

                             THREE MONTHS              SIX MONTHS
                            ENDED JUNE 30,           ENDED JUNE 30,
                       -----------------------   -----------------------
                          2003         2002         2003         2002
                       ----------   ----------   ----------   ----------
                                          (MILLIONS)
Segment revenues       $    200.2   $    221.0   $    444.1   $    442.8
                       ==========   ==========   ==========   ==========
Segment profit         $    178.7   $     92.4   $    292.5   $    198.9
                       ==========   ==========   ==========   ==========

     On February 20, 2003, Williams announced that it was evaluating the sale of additional assets including selected Exploration & Production properties. During second-quarter 2003, Williams completed a substantial portion of the targeted asset sales from the Exploration & Production segment which included sales of properties located primarily in Kansas, Colorado and New Mexico. The targeted properties for sale, including the completed sales, represented approximately 16 percent of Williams' proved domestic reserves at December 31, 2002. Exploration & Production has received net proceeds of approximately $417 million resulting in net pre-tax gains of approximately $131.4 million, including $39.9 million of pre-tax gains reported in discontinued operations related to the interests in the Raton and Hugoton basins. The results of operations and gains on sales for the Raton and Hugoton properties have been classified as discontinued operations. The following discussion relates to the continuing operations of Exploration & Production.

     Two regulatory decisions during second-quarter 2003 will allow for Williams to increase its recoverable natural gas reserves in two key areas of the U.S. Rocky Mountain region. Approval from the Colorado Oil & Gas Conservation Commission on a proposed plan for 10-acre bottom hole spacing will allow for the drilling of more than 550 natural gas wells over the next decade in Colorado's Piceance Basin. These additional wells are expected to substantially increase the company's proved undeveloped reserves for that basin. A decision by the Bureau of Land Management provides guidelines for developing coalbed natural gas on federal lands in the Powder River Basin in Wyoming. Williams plans to drill or participate in approximately 750 new Powder River wells in 2003, consistent with its current capital spending plan.

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

     EXPLORATION & PRODUCTION'S revenues decreased $20.8 million, or 9 percent, due primarily to $10 million lower domestic production revenues and $9 million lower domestic gas management revenues (costs related to these revenues also decreased by $9 million). The decrease in domestic production revenues reflects $16 million lower revenues related to an 11 percent decrease in net domestic production volumes, partially offset by $6 million higher revenues from increased net realized average prices for production (including the effect of hedge positions). The decrease in production volumes primarily results from the sales of properties in 2002 and 2003, partially offset by increased production volumes for properties retained. Approximately 84 percent of all domestic production during second-quarter 2003 was hedged. Exploration & Production has contracts that hedge approximately 95 percent of estimated production for the remainder of 2003 at prices that average $3.72 per mcfe at the basin level. These contracts are entered into with Energy Marketing & Trading which in turn enters into offsetting derivative contracts with unrelated third parties. Generally, Energy Marketing & Trading bears the counterparty performance risks associated with unrelated third parties. Exploration & Production also has derivative contracts with Energy Marketing & Trading that no longer qualify for hedge accounting treatment (as a result of asset sales) or were never designated in hedge relationships. The changes in fair value of these contracts are recognized in revenues. The total impact, realized and unrealized, of these instruments on 2003 revenues was a $15 million gain as compared to a $7 million gain in 2002.

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

     Costs and expenses, including selling, general and administrative expenses, decreased $15 million, including $6 million lower depreciation, depletion and amortization expense, $9 million lower domestic gas management expenses and $2 million lower lease operating expense. The decreased depreciation, depletion and amortization expense is due to the previously discussed asset sales. These decreases were partially offset by $4 million higher operating taxes.

     Other (income) expense - net includes approximately $91.5 million in net gains on sales of assets during 2003, which are discussed above.

     Segment profit increased $86.3 million due to the net gains on the sales of assets which are discussed above.

Six Months Ended June 30,2003 vs. Six Months Ended June 30, 2002

     EXPLORATION & PRODUCTION'S revenues increased $1.3 million, or less than one percent. A favorable change in fair value of derivative contracts with Energy Marketing & Trading that no longer qualify for hedge accounting treatment (due to asset sales) or were never designated in hedge relationships was substantially offset by $14 million lower domestic production revenues. The total impact, realized and unrealized, of the non hedge derivative contracts on 2003 revenues was a $23 million gain as compared to $7 million of gains in 2002. The $14 million lower domestic production revenues reflect $30 million lower revenues due to a 9 percent decrease in net domestic production volumes, partially offset by $16 million higher revenues from increased net realized average prices for production (including the effect of hedge positions). The decrease in production volumes primarily results from the sales of properties in 2002 and 2003, partially offset by increased production volumes for properties retained. Approximately 86 percent of all domestic production during the first six months of 2003 was hedged.

     Costs and expenses, including selling, general and administrative expenses, increased $3 million including $11 million higher operating taxes and $2 million higher lease operating expenses, largely offset by $6 million lower exploration expenses. The lower exploration expenses reflect the current focus of the company on developing proved properties while reducing exploratory activities.

     Other (income) expense - net includes approximately $91.5 million in net gains on sales of assets during 2003, which were discussed previously.

     Segment profit increased $93.6 million due primarily to the $91.5 million in net gains on the sales of assets, which are discussed above.

MIDSTREAM GAS & LIQUIDS

                              THREE MONTHS             SIX MONTHS
                             ENDED JUNE 30,           ENDED JUNE 30,
                       -----------------------   -----------------------
                          2003         2002         2003         2002
                       ----------   ----------   ----------   ----------
                                          (MILLIONS)

Segment revenues       $    737.8   $    438.0   $  1,868.5   $    838.0
                       ==========   ==========   ==========   ==========
Segment profit         $     52.4   $     51.7   $    169.7   $    106.0
                       ==========   ==========   ==========   ==========

     Williams has announced its intention to sell certain Midstream Gas & Liquids assets, including certain operations in Canada. Future asset sales would have the effect of lowering revenues in periods following their sale. Williams' board of directors has approved a plan authorizing management to negotiate and facilitate the sale of the assets of Gulf Liquids New River Project LLC (Gulf Liquids). The operations of Gulf Liquids have been classified as discontinued operations.

Three Months Ended June 30,2003 vs. Three Months Ended June 30, 2002

     MIDSTREAM GAS & LIQUIDS' revenues increased $300 million, or 68 percent, due primarily to a $194 million effect of a change in the reporting of natural gas liquids trading activities for which costs are no longer netted in revenues as a result of the application of EITF Issue No. 02-3, combined with an $83 million increase in Canadian revenues and a $16 million increase in domestic gathering and processing revenues. The increase in Canadian revenues is due primarily to $80 million higher liquids sales resulting from an increase in liquids sales prices at existing processing and fractionation facilities and increased liquids sales volumes and prices at the olefins fractionation facility that began operations at the end of the first quarter 2002. The increase in domestic gathering and processing revenues is due primarily to a $24 million increase in new deepwater fee-based and liquids sales operations that were entering service and increasing operations during second-quarter 2002, $5 million higher revenues resulting from additional gathering volumes within the Gulf Coast regulated gathering system due primarily to higher volumes contributed from deepwater fields and a $6 million increase from new fee-based contractual arrangements around an existing Gulf Coast facility. Offsetting these increases in domestic gathering and processing were $7 million lower liquids sales from western and Gulf Coast facilities and $9 million lower gathering revenues following the sale of the Kansas-Hugoton gathering system in third-quarter 2002. The decline in liquid sales from western and Gulf Coast facilities is due primarily to lower liquids sales volumes as a result of lower processing economics partially offset by an increase in liquids sales prices within both regions.

   Costs and operating expenses increased $294 million, or 84 percent, due primarily to the $194 million effect of the change in reporting certain costs of natural gas liquids trading activities discussed above. Costs and expenses were also impacted by higher fuel and shrink costs at Canadian facilities of $84 million due primarily to higher gas prices. Also contributing to the increase in costs was a $13 million increase in product feedstock costs at the ethylene production facility within the Gulf Coast and $4 million in higher depreciation expense due primarily to the new deepwater operations. Slightly offsetting these increases were $16 million lower operating, maintenance and other costs within western gathering and processing facilities due in part to the third-quarter 2002 sale of the Kansas Hugoton gathering system and an overall decrease in maintenance spending and other operating costs. Domestic fuel and shrink costs were $29 million higher at western processing facilities. This increase was substantially offset by lower fuel and shrink costs at Gulf Coast facilities primarily due to the decline in liquids production volumes.

     Included in other (income) expense - net within segment costs and expenses in 2003 are $6 million in impairment charges primarily related to impairments taken on two domestic processing facilities. Included in other (income) expense
- net within segment costs and expenses in 2002, was a $4.8 million charge representing the impairment of assets to fair value associated with the sale of the Kansas Hugoton natural gas gathering system.

     Segment profit, which includes income (loss) from investments (included in investment income (loss) on the Consolidated Statement of Operations), increased $.7 million. Segment profit reflects a $12 million increase in domestic gathering and processing operations, $4 million in lower general and administrative costs within trading operations and a $4.8 million gain on the sale of the equity investment in Rio Grande pipeline (income (loss) from investments). These increases to segment profit were offset by a $14 million decline in Gulf Coast olefins operating profit due primarily to higher feedstock costs and lower production volumes at the ethylene production facility and a $9 million decline in operating profits from Canadian operations due primarily to unfavorable liquids margins during the quarter. The $12 million increase in domestic gathering and processing operations is due primarily to a $17 million increase resulting from new deepwater fee-based and liquid sales operations combined with the impact of additional gathering volumes within the Gulf Coast regulated gathering system, new fee-based contractual arrangements at a Gulf Coast facility, and lower maintenance spending and other operating costs. Offsetting these increases is a $10 million decline in liquid sales margins from western processing facilities resulting from lower sales volumes and rising fuel and shrink costs, a $8.5 million impairment of an equity investment in Aux Sable and a $7 million decrease in equity earnings. The rising fuel and shrink costs in this region are attributable to the overall rising price of gas combined with a reversal of the favorable basis differential for gas in Wyoming that was experienced in first-quarter 2003 as additional transportation capacity out of Wyoming has provided new markets for gas from this region. Liquids sales margins from Gulf Coast facilities are relatively unchanged and remain at or near break even levels as a result of poor processing economics due primarily to rising gas prices. Poor processing economics in the Gulf Coast are being mitigated by new contractual arrangements and other provisions that provide compensation for processing gas in an uneconomic environment in order for customer's gas to achieve pipeline quality standards. The decrease in equity earnings is due primarily to operating losses generated from our investment in Aux Sable combined with the impact of a $4 million charge associated with an accounting adjustment recorded by Discovery.

     Segment profit within Venezuela has remained relatively unchanged during the period. The economic and political situation within Venezuela remains fluid and volatile but has not significantly impacted the operations or cash flow at Midstream's owned facilities. Contracts with PDVSA at these facilities provide for payment in U.S. dollars and contain provisions that provide for adjustments for inflation and minimum volume guarantees if the plants are operational.

     Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

     MIDSTREAM GAS & LIQUIDS' revenues increased $1,031 million, or 123 percent, due primarily to a $664 million effect of a change in the reporting of natural gas liquids trading activities for which costs are no longer netted in revenues as a result of the application of EITF Issue No. 02-3, combined with a $236 million increase in Canadian revenues and a $128 million increase in domestic gathering and processing revenues. The increase in Canadian revenues is due primarily to $221 million higher liquids sales from processing and fractionation facilities resulting from higher liquids sales prices at existing processing and fractionation facilities and increased liquids sales volumes and prices at a new olefin fractionation facility that began operations at the end of the first quarter 2002. The increase in domestic gathering and processing revenues is due primarily to $88 million higher liquids sales at western processing facilities resulting from increased sales volumes and prices during the first quarter. Also contributing to the increase is $65 million from new deepwater operations which includes $24 million in liquids sales from a deepwater gas processing facility that went into service in 2002. Partially, offsetting these increases is a $20 million decline in gathering revenues resulting from the sale of the Kansas Hugoton gathering system in the third-quarter 2002.

     Costs and operating expenses increased $954 million, or 144 percent, due primarily to the $664 million effect of the change in reporting certain costs of natural gas liquids trading activities discussed above. Costs and expenses were also impacted by higher fuel and shrink costs at domestic and Canadian processing facilities of $59 million and $210 million, respectively. The increase in domestic fuel and shrink prices is largely due to higher natural gas prices and production volumes. The increase in Canadian fuel and shrink costs is due primarily to higher natural gas prices and increased operations at the new olefins fractionation facility (Canada). Also contributing to the increase is $32 million in product feedstock costs at the ethylene production facility within the Gulf Coast, $17 million in Canadian depreciation and operations and maintenance costs due primarily to full operation in 2003 at the new olefins fractionation facility and $9 million in depreciation expense from domestic gathering and processing facilities due primarily to the new deepwater operations. Offsetting these increases is a $35 million decline in operating, maintenance and other costs within western gathering and processing facilities due in part to the sale of the Kansas Hugoton gathering system in third-quarter 2002 and an overall decrease in maintenance spending and other operating costs.

     Segment profit, which includes income (loss) from investments (included in investment income (loss) on the Consolidated Statement of Operations), increased $63.7 million due primarily to an $81 million increase in operating profit from domestic gathering and processing operations and the $4.8 million gain on the sale of the equity investment in Rio Grande pipeline during second-quarter 2003 (income (loss) from investments). Partially offsetting these increases were a $14 million decline in Canadian operating profit, an $8 million decline in olefins operating profit and a $5 million decline in operating profit from Venezuelan operations. The increase in domestic gathering and processing profits is due primarily to a $22 million increase in liquids sales margins from domestic processing plants within the western United States as a result of higher natural gas liquids sales prices and a favorable basis differential for natural gas within Wyoming which had the effect of lower fuel and shrink prices at processing facilities in this region during the first quarter of 2003. This favorable basis differential tightened during the second quarter of 2003 as new transportation capacity for natural gas from this region had the effect of increasing fuel and shrink costs and lowering margins in the region during second-quarter 2003. Also contributing to the increase in domestic gathering and processing profits was $35 million associated with new deepwater operations, as well as the incremental profitability resulting from additional gathering volumes, new fee-based contractual arrangements, and lower maintenance spending and other operating costs. Offsetting the increases in domestic gathering and processing operating profit is a $10 million decline in equity earnings from Discovery pipeline and an $8.5 million impairment of the equity investment in Aux Sable (income loss from investments). The decline in the equity earnings of Discovery reflects a $12 million charge associated with adjustments recorded by Discovery primarily to expense certain amounts previously capitalized during periods prior to Williams becoming the operator. The decline in Canadian operating results includes $8 million bad debt expense associated with a single customer. The decline in Gulf Cost olefins profits is due primarily to higher feedstock prices and lower production volumes at the ethylene fractionation facility. The decline in Venezuelan segment profit is due primarily to curtailed operations resulting from a fire at one of the high-pressure gas compression facilities in February 2003, partially offset by an improvement in equity earnings from Accroven and lower foreign currency exchange losses in the first quarter of 2003 as a result of currency exchange controls in place within Venezuela.

OTHER

                              THREE MONTHS               SIX MONTHS
                             ENDED JUNE 30,             ENDED JUNE 30,
                       ------------------------    ------------------------
                          2003          2002          2003          2002
                       ----------    ----------    ----------    ----------
                                            (MILLIONS)
Segment revenues       $     20.1    $     26.0    $     48.1    $     52.7
                       ==========    ==========    ==========    ==========
Segment loss           $    (51.7)   $     (3.7)   $    (46.9)   $    (12.4)
                       ==========    ==========    ==========    ==========

     Other segment loss for the three and six months ended June 2003 includes a $42.4 million impairment related to the investment in equity and debt securities of Longhorn Partners Pipeline, LP. The impairment results from management's determination that there has been an other than temporary decline in estimated fair value of the investments.

FAIR VALUE OF ENERGY RISK MANAGEMENT AND TRADING ACTIVITIES

     The chart below reflects the fair value of energy trading derivatives for Energy Marketing & Trading and Midstream Gas & Liquids that have been assessed to be trading contracts, separated by the year in which the recorded fair value is expected to be realized. As of December 31, 2002, Energy Marketing & Trading reported a net asset of approximately $1,632 million related to the fair value of energy risk management and trading contracts. With the adoption of EITF Issue No. 02-3 on January 1, 2003, approximately $1,193 million of that pre-tax fair value pertained to non-derivative energy contracts, and this amount was reversed through a cumulative adjustment from a change in accounting principle. Trading contracts include those derivative contracts that have not been designated as or do not qualify as SFAS No. 133 hedges and that are held to provide price risk management services to third party customers. These contracts are accounted for using the mark to market accounting method. As reported in the Form 10-Q for March 31, 2003, all derivative contracts that had not been designated as or did not qualify as SFAS No. 133 hedges were presented as trading contracts. However, consistent with Williams' continued evaluation of its future involvement in the merchant power and generation business, derivative contracts have been reevaluated for trading versus non-trading classification at June 30, 2003 on a contract by contract basis. The table of trading contracts presented below includes only those contracts that do not hedge or mitigate Energy Marketing & Trading's or Midstream Gas & Liquids' own long-term structured contract positions and which were entered into to provide risk management services to third parties. Also, the table below does not reflect the fair value of non-derivative energy contracts which was reversed in the cumulative accounting change adjustment recorded in the first quarter of 2003.

(In millions)

                                                                                            TOTAL FAIR
TO BE REALIZED     TO BE REALIZED    TO BE REALIZED   TO BE REALIZED    TO BE REALIZED       VALUE OF
IN 1-12 MONTHS    IN MONTHS 13-36   IN MONTHS 37-60  IN MONTHS 61-120   IN MONTHS 121+       TRADING
   (YEAR 1)          (YEARS 2-3)      (YEARS 4-5)      (YEARS 6-10)       (YEARS 11+)      DERIVATIVES
--------------    ---------------   ---------------  ----------------   --------------   ---------------
$        (20.4)   $        (43.8)   $          2.6   $          11.6    $           --   $        (50.0)

     Energy Marketing & Trading holds a substantial portfolio of non-trading derivative contracts. Certain of these have not been designated as or do not qualify as SFAS No. 133 hedges, and are accounted for using the mark to market method of accounting. As of June 30, 2003 the fair value of these non-trading derivative contracts was a net asset of $803.1 million. Energy Marketing & Trading also holds a number of SFAS No. 133 cash flow hedges on behalf of other business units, hedges associated with owned generation assets, and other miscellaneous hedges. As of June 30, 2003 the fair value of these hedges was a net liability of approximately $281.9 million. Various other business units within Williams also possess certain SFAS No. 133 hedge liabilities of approximately $24.9 million.

Estimates and assumptions regarding counterparty performance and credit risk considerations

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

   The gross forward credit exposure from Energy Marketing & Trading's and Midstream Gas & Liquids' derivative contracts as of June 30, 2003 is summarized as below.

                                                    INVESTMENT GRADE
COUNTERPARTY TYPE                                         (a)            TOTAL
-----------------                                   ----------------  ------------
                                                               (MILLIONS)

Gas and electric utilities                            $    1,344.6    $    1,403.7
Energy marketers and traders                               3,004.6         6,159.2
Financial Institutions                                     1,423.3         1,423.3
Other                                                      1,533.9         1,648.9
                                                      ------------    ------------
                                                      $    7,306.4        10,635.1
                                                      ============
Credit reserves                                                              (62.9)
                                                                      ------------
Gross Credit Exposure from Derivative Contracts (b)                   $   10,572.2
                                                                      ============

     In addition to the gross Energy Marketing & Trading and Midstream Gas & Liquids derivative exposure discussed above, other business units within Williams possess an additional $30 million in gross derivative asset exposure.

     Energy Marketing & Trading and Midstream Gas & Liquids assess their credit exposure on a net basis when appropriate and contractually allowed. The net forward credit exposure from Energy Marketing & Trading's and Midstream Gas & Liquids' derivative contracts as of June 30, 2003 is summarized as below.

                                                  INVESTMENT GRADE
COUNTERPARTY TYPE                                       (a)             TOTAL
-----------------                                 ----------------  ------------
                                                             (MILLIONS)
Gas and electric utilities                          $      662.0    $      663.9
Energy marketers and traders                               127.6           406.7
Financial Institutions                                      45.6            45.6
Other                                                        7.6            14.1
                                                    ------------    ------------
                                                    $      842.8         1,130.3
                                                    ============
Credit reserves                                                            (62.9)
                                                                    ------------
Net Credit Exposure from Derivative Contracts (b)                   $    1,067.4
                                                                    ============

----------

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

     The overall net credit exposure from derivative contracts of $1,067.4 million at June 30, 2003, represents an overall decrease in derivative credit exposure of approximately 13 percent on a comparable basis from December 31, 2002. In 2002 and 2003 Energy Marketing & Trading closed out various trading positions and as a result has not suffered significant losses due to recent bankruptcy filings of certain counterparties in second-quarter 2003. In addition, Energy Marketing and Trading settled a dispute with a counterparty in second-quarter 2003 and received $90 million in cash while recognizing an insignificant loss for the settlement in second-quarter 2003. Credit constraints, declines in market liquidity, and financial instability of market participants, are expected to continue and potentially worsen in 2003. Continued liquidity and credit constraints of Williams may also significantly impact Energy Marketing & Trading's ability to manage market risk and meet contractual obligations.

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

     FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY

     Williams' liquidity is derived from both internal and external sources. Certain of those sources are available to Williams (the parent) and others are available to certain of its subsidiaries. Williams' sources of liquidity consist of the following:

          o Cash-equivalent investments at the corporate level of $2.8 billion at June 30, 2003, as compared to $1.3 billion at December 31, 2002.

          o Cash and cash-equivalent investments of various international and domestic entities of $437 million at June 30, 2003 as compared to $352 million at December 31, 2002.

          o    Cash generated from sales of assets.

          o    Cash generated from operations.

          o $413 million available under Williams' new revolving credit facility at June 30, 2003. This new facility is primarily for the purpose of issuing letters of credit and must be collateralized at 105 percent of the level utilized (see Note 10). At December 31, 2002, Williams had a combined $480 million available under the previous revolving and letter of credit facilities.

     Williams has an effective shelf registration statement with the Securities and Exchange Commission that enables it to issue up to $3 billion of a variety of debt and equity securities. Subsequent to the $800 million issuance of senior unsecured securities on June 10, 2003, the current availability under this shelf registration is $2.2 billion.

     In addition, there are outstanding registration statements filed with the Securities and Exchange Commission for Williams' wholly owned subsidiaries:
Northwest Pipeline and Transcontinental Gas Pipe Line. As of August 11, 2003, approximately $350 million of shelf availability remains under these outstanding registration statements and may be used to issue a variety of debt securities. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. On March 4, 2003, Northwest Pipeline completed an offering of $175 million of 8.125 percent senior notes due 2010. The $350 million of shelf availability mentioned above was not affected by this offering.

     Capital and investment expenditures for 2003 are estimated to total approximately $1 billion. Williams expects to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash on hand, (2) cash generated from operations, (3) the sale of assets, and/or (4) amounts available under Williams' revolving credit facility.

Outlook

     Williams expects to generate proceeds, net of related debt, of nearly $4 billion from asset sales during 2003 and 2004. Through June 30, 2003, Williams has received $2.4 billion in net proceeds from asset sales and its board of directors has approved resolutions that authorized management to negotiate and facilitate the sales of the assets of Gulf Liquids New River Project LLC and Williams' Alaska operations. Williams has also reached agreements to sell certain additional natural gas exploration and production properties in Utah for $49 million. In August 2003, Williams announced sales of assets completed subsequent to June 30, 2003, and agreements to sell various assets for cash proceeds in excess of $80 million. These assets include:

          o The West Stoddart natural gas processing plant in Western Canada, which is part of Midstream Gas & Liquids,

          o Williams' 20 percent ownership interest in West Texas LPG Pipeline Limited Partnership which transports natural gas liquids in Texas and is part of Midstream Gas & Liquids,

          o Distributed-generation units and an associated third-party contract, which is part of Energy Marketing & Trading, and

          o Refined products management operations, which are part of the Other segment.

     The nearly $4 billion targeted level of assets sales does not include any proceeds from sales of contracts within Energy Marketing & Trading. Any proceeds from sales of contracts would be additive to the assets sales. For the six month period ended June 30, 2003, Energy Marketing & Trading has sold contracts for proceeds totaling approximately $206 million. In August 2003, Williams also announced that it had agreed to terminate a long-term power contract with Allegheny Energy Supply Company, LLC, a subsidiary of Allegheny Energy, Inc., for cash consideration of $128 million payable to Williams. The agreement is subject to certain conditions, including a provision that Allegheny successfully complete the sale of its energy supply agreement with the California Department of Water Resources.

     Based on the Company's forecast of cash flows and liquidity, Williams believes that it has, or has access to, the financial resources and liquidity to meet future cash requirements. For the remainder of 2003 and including periods through first-quarter 2004, the Company has scheduled debt retirements of approximately $1.8 billion.

OPERATING ACTIVITIES

     For the six months ended June 30, 2003, Williams recorded approximately $121 million in provisions for losses on property and other assets consisting primarily of the $42.4 million impairment of Williams' investment in Longhorn Partners Pipeline L.P., $25.5 million charge related to write-off of software development costs at Northwest Pipeline, $13.5 million impairment of an investment in a company holding phosphate reserves and the $12 million impairment of Algar Telecom S.A.

     The net gain on disposition of assets primarily consists of the gains on the sales of natural gas properties during second-quarter 2003.

     The accrual for fixed rate interest included in the RMT note payable on the Consolidated Statement of Cash Flows represents the quarterly noncash reclassification of the deferred fixed rate interest from an accrued liability to the RMT note payable. The amortization of deferred set-up fee and fixed rate interest on the RMT note payable relates to amounts recognized in the income statement as interest expense, which were not paid until maturity. The RMT note payable was repaid in June 2003 (see Note 10).

FINANCING ACTIVITIES

     For a discussion of borrowings and repayments in 2003, see Note 10 of Notes to Consolidated Financial Statements.

     Dividends paid on common stock are currently $.01 per common share on a quarterly basis and total $10.3 million for the six months ended June 30, 2003. Additionally, one of the covenants under the indenture for the new $800 million senior unsecured notes due 2010 currently limits the quarterly common stock dividends paid by Williams to not more than $.02 per common share. This restriction may be removed in the future as Williams' financial condition improves and certain requirements in the covenants are met. Williams also paid $32.6 million in dividends on the 9 7/8 percent cumulative-convertible preferred shares that were redeemed in June 2003.

INVESTING ACTIVITIES

     For 2003, net cash proceeds from asset dispositions, sales of businesses and disposition of investments include the following:

          o    $793 million related to the sale of Texas Gas Transmission
               Corporation

          o $431 million (net of cash held by Williams Energy Partners) related to the sale of Williams' general partnership interest and limited partner investment in Williams Energy Partners

          o $417 million related to certain natural gas exploration and production properties in Kansas, Colorado and New Mexico

          o    $452 million related to the sale of the Midsouth refinery

          o    $188 million related to the sale of the Williams travel centers

          o $60 million related to the sale of Williams' equity interest in Williams Bio-Energy L.L.C.

          o    $40 million related to the sale of the Worthington facility

COMMITMENTS

     The table below summarizes the more significant contractual obligations and commitments by period. These amounts do not reflect debt reductions contingent upon asset sales (see Note 10).

                              JULY 1-
                             DEC. 31,
                                2003        2004         2005            2006         2007      THEREAFTER      TOTAL
                            ----------   ----------   ----------      ----------   ----------   ----------   ----------
                                                                    (MILLIONS)
Notes payable               $       10   $       --   $       --      $       --   $       --   $       --   $       10
Long-term debt, including
     current portion               386        1,596        1,344(1)          959          905        7,826       13,016
Operating leases                    35           34           24              12           10           19          134
Fuel conversion and other
     service contracts(2)          206          391          395             399          404        5,063        6,858
                            ----------   ----------   ----------      ----------   ----------   ----------   ----------
Total                       $      637   $    2,021   $    1,763      $    1,370   $    1,319   $   12,908   $   20,018
                            ==========   ==========   ==========      ==========   ==========   ==========   ==========

     (1) Includes $1.1 billion of 6.5 percent notes, payable 2007 subject to remarketing in 2004 (FELINE PACS). If the remarketing is unsuccessful in 2004 and a second remarketing in February 2005 is unsuccessful as defined in the offering document of the FELINE PACS, then Williams could exercise its right to foreclose on the notes in order to satisfy the obligation of the holders of the equity forward contracts requiring the holder to purchase Williams common stock.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Williams' interest rate risk exposure associated with the debt portfolio was impacted by debt issuances and debt payments in both the first and second quarters of 2003. During 2003, Williams has repaid or retired the RMT note payable (see Note 10), $224 million on the variable rate debt of Snow Goose LLC, $448.2 million of variable rate debt due in 2003, $139.8 million of capitalized lease obligations and $78.5 million of variable rate debt due in 2006. During 2003, Williams, or its subsidiaries, issued the following debt:

     o March 2003-Northwest Pipeline Corporation, a subsidiary of Williams, through a private debt placement, issued $175 million of 8.125 percent notes payable in 2010

     o May 2003-Williams issued $300 million of 5.5 percent junior subordinated convertible debentures, due 2033.

     o May 2003-Williams RMT Production Company issued a $500 million secured, subsidiary-level loan, due in 2007, at a floating interest rate of 3.75 percent over the six-month London InterBank Offered Rate

     o June 2003-Williams issued $800 million of 8.625 percent senior unsecured notes due in 2010 under the company's $3 billion shelf registration statement

COMMODITY PRICE RISK

     Energy Marketing & Trading and Midstream Gas & Liquids are exposed to the impact of market fluctuations in the price of natural gas, electricity, crude oil, refined products, and natural gas liquids as a result of managing risk associated with the Company's owned energy related assets and long-term energy-related contracts as well as its proprietary trading activities. Energy Marketing & Trading and Midstream Gas & Liquids manage the risks associated with these market fluctuations using various derivatives for both trading and non-trading purposes. Certain of these derivative contracts are designated as cash flow hedges under SFAS No. 133 and others are accounted for under the mark-to-market method of accounting. Derivative contracts are subject to changes in energy commodity market prices, volatility and correlation of those commodity prices, the portfolio position of the contracts, the liquidity of the market in which the contract is transacted and changes in interest rates. The risk in the trading and non-trading portfolios are measured utilizing a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of the portfolios. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the portfolios. The value-at-risk model assumes that, as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in fair value of the portfolios will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices assuming normal market conditions based upon historical market prices. Value at risk does not consider that changing the portfolio in response to market conditions could affect market prices and could take longer to execute than the one-day holding period assumed in the value-at-risk model. While a one-day holding period has historically been the industry standard, a longer holding period could more accurately represent the true market risk in an environment where market illiquidity and credit and liquidity constraints of the company may result in further inability to mitigate risk in a timely manner in response to changes in market conditions. Commodity contracts designated as a normal purchase or sale pursuant to SFAS No. 133 and non-derivative energy contracts have been excluded from the estimation of value at risk.

     TRADING

     The trading portfolio consists of derivative contracts held to provide price risk management services to third-party customers based on a contract by contract assessment. These contracts are accounted for using the mark-to-market accounting method. At June 30, 2003 and December 31, 2002, the value at risk for the derivative contracts considered to be held for trading purposes was $6.5 million and $50.2 million, respectively. The adoption of EITF Issue No. 02-3 resulted in non-derivative energy contracts no longer being accounted for and reported at fair value, therefore such contracts have not been included in the June 30, 2003 trading value at risk. For the disclosure in the Form 10-Q for March 31, 2003, Energy Marketing & Trading and Midstream Gas & Liquids considered all derivatives other than those designated as cash flow hedges under SFAS No. 133 to be trading. As previously noted, consistent with Williams' continued evaluation of its future involvement in the merchant power and generation business, in the second quarter of 2003 trading contracts were reevaluated to include only those entered into to provide risk management services to third party customers and not those contracts hedging or mitigating the market risk of Energy Marketing & Trading and Midstream Gas & Liquid's own long-term structured portfolios.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (concluded)

     NON-TRADING

     The non-trading portfolio consists of derivative contracts held to hedge changes in energy commodity prices within Exploration & Production, the non-trading operations of Midstream Gas & Liquids and the non-trading operations of Energy Marketing & Trading. Exploration & Production is exposed to commodity price risk associated with the sales price of the natural gas and crude oil it produces. Midstream Gas & Liquids is exposed to commodity price risk related to natural gas purchases, natural gas liquids purchases and sales, and electricity costs. Energy Marketing & Trading is exposed to commodity price risk related to electricity purchased and sold and natural gas purchased for the production of electricity. At June 30, 2003, the non-trading portfolio consists of derivative contracts designated as cash flow hedges under SFAS No. 133 and non-trading derivative contracts accounted for under the mark-to-market method of accounting. The value-at-risk model did not consider the underlying commodity positions to which the cash flow hedges relate. Therefore, it is not representative of economic losses that could occur on a total non-trading portfolio basis that includes the underlying commodity positions. At June 30, 2003 and December 31, 2002, the value at risk for the non-trading derivative commodity instruments was approximately $23.6 million and $45 million, respectively.

                         ITEM 4. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the design and operation of Williams' disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-(e) of the Securities Exchange Act)(Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of Williams' management, including Williams' Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Williams' Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, these Disclosure Controls are effective.

     Williams' management, including its Chief Executive Officer and Chief Financial Officer, does not expect that Williams' Disclosure Controls or its internal controls over financial reporting (Internal Controls) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Williams monitors its Disclosure Controls and Internal Controls and makes modifications as necessary; Williams' intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as systems change and conditions warrant.

     There has been no change in Williams' Internal Controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Williams' Internal Controls.

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

Item 2. Changes in Securities and Use of Proceeds

The terms of the $800 million 8.625 percent senior unsecured notes due 2010 issued on June 10, 2003 currently limits the payment of quarterly dividends to no greater than $.02 per common share. This restriction may be lifted if certain conditions, including Williams attaining an investment grade rating from both Moody's Investor's Services and Standard & Poor's, are met.

On May 28, 2003, Williams issued $300 million of 5.5 percent junior subordinated convertible debentures due 2033 in a private placement. These notes, which are not callable by the company for seven years, are convertible at the option of the holder into Williams common stock at a conversion price of $10.89 per share. The proceeds were used to redeem all of the outstanding 9 7/8 percent cumulative-convertible preferred shares.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 15, 2003. At the Annual Meeting, three individuals were elected as directors of the Company and seven individuals continue to serve as directors pursuant to their prior elections. The appointment of Ernst & Young LLP as the independent auditor of the Company for 2003 was ratified and an amendment to The Williams Companies, Inc. 2002 Incentive Plan was approved. A shareholder proposal regarding an audit services policy was not approved.

A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

Election of Directors

        Name                            For                      Withheld
----------------------           -------------------            ----------
William E. Green                    431,452,485                 36,255,783
W.R. Howell                         432,029,952                 35,678,316
George A. Lorch                     441,520,713                 26,187,555

Ratification of Appointment of Independent Auditors

         For                            Against                   Abstain
----------------------           -------------------         ----------------
441,880,331                           21,453,148                 4,374,789

Approval of  an Amendment to The Williams Companies, Inc. 2002 Incentive Plan

         For                            Against                   Abstain
----------------------           -------------------         ----------------
374,155,662                            8,414,541                 5,138,065

Approval of  a Policy on Audit Services

         For                            Against
----------------------           -------------------
64,757,334                          218,994,157

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits listed below are filed as part of this report:

          Exhibit 4.1 - Ninth Supplemental Indenture dated June 10, 2003 between The Williams Companies, Inc. as Issuer and JPMorgan Chase Bank as Trustee.

          Exhibit 4.2-- Indenture dated as of May 28, 2003, by and between The Williams Companies, Inc. and JPMorgan Chase Bank, as Trustee for the issuance of the 5.5% Junior Subordinated Convertible Debentures due 2033.

          Exhibit 4.3 - Registration Rights Agreement between The Williams Companies, Inc., as Issuer, and Lehman Brothers Inc., as Initial Purchaser dated May 28, 2003.

          Exhibit 10.1 - U.S. $500,000,000 Term Loan Agreement among Williams Production Holdings LLC, Williams Production RMT Company, as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc. and Banc of America Securities LLC as Joint Lead Arrangers, Citigroup USA, Inc. and JPMorgan Chase Bank, as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent dated as of May 30, 2003.

          Exhibit 10.2-- Guarantee and Collateral Agreement made by Williams Production Holdings LLC, Williams Production RMT Company and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc. as Administrative Agent dated as of May 30, 2003.

          Exhibit 10.3 - U.S. $800,000,000 Credit Agreement dated as of June 6, 2003, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, as Borrowers, Citibank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, as Documentation Agreement, Citibank, N.A. and Bank of America, N.A as Issuing Banks, the banks named therein as Banks and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Book Runners.

          Exhibit 10.4-- Security Agreement dated as of June 6, 2003, among The Williams Companies, Inc., as Grantor, Citibank, N.A., as Collateral Agent and Citibank, N.A. as Securities Intermediary.

          Exhibit 10.5-- Stock Purchase Agreement dated as of May 19, 2003, between MEHC Investment, Inc., MidAmerican Energy Holdings Company, and The Williams Companies, Inc.

          Exhibit 10.6 - Purchase Agreement by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and WEG Acquisitions, L.P. as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of April 18, 2003.

          Exhibit 10.7 - Amendment No. 1 to the Purchase Agreement dated as of April 18, 2003 by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and WEG Acquisitions, L.P. as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of May 5, 2003.

          Exhibit 10.8 -Transition Services Agreement by and between The Williams Companies, Inc. and WEG Acquisitions, L.P. dated June 17, 2003.

          Exhibit 10.9 - New Omnibus Agreement among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. dated as of June 17, 2003.

          Exhibit 10.10 - Assumption Agreement dated June 17, 2003 by and between The Williams Companies, Inc. and WEG Acquisitions, L.P.

          Exhibit 12-- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

          Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32--Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) During second-quarter 2003, Williams filed a Form 8-K on the following dates reporting events under the specified items: April 10, 2003 Item 9; April 15, 2003 Item 9; April 16, 2003 Item 9; April 21, 2003 Item 5 and Item 9; April 22, 2003 Item 5 and Item 7; April 25, 2003 Item 9; May 13, 2003 Item 9 and Item 12; May 19, 2003 Item 9; May 21, 2003 Item 9; May 23, 2003 Item 5 and Item 7; May 29, 2003 Item 9;
          May 30, 2003 Item 9; June 2, 2003 Item 9; June 5, 2003 Item 7; June 9, 2003 Item 5 and Item 7; June 10, 2003 Item 5 and Item 7; June 13, 2003
          Item 7; June 19, 2003 Item 9; and June 27, 2003 Item 5 and Item 7.

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


                                        THE WILLIAMS COMPANIES, INC.
                                        ---------------------------------------
                                        (Registrant)



                                        /s/ Gary R. Belitz
                                        ---------------------------------------
                                        Gary R. Belitz
                                        Controller
                                        (Duly Authorized Officer and
                                          Principal Accounting Officer)


August 12, 2003

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

Exhibit 4.1-- Ninth Supplemental Indenture dated June 10, 2003 between The Williams Companies, Inc. as Issuer and JPMorgan Chase
               Bank as Trustee.

Exhibit 4.2--  Indenture dated as of May 28, 2003, by and between The Williams
               Companies, Inc. and JPMorgan Chase Bank, as Trustee for the issuance of the 5.50% Junior Subordinated Convertible Debentures due 2033.

Exhibit 4.3--  Registration Rights Agreement between The Williams Companies,
               Inc., as Issuer, and Lehman Brothers Inc., as Initial Purchaser dated May 28, 2003.

Exhibit 10.1-- U.S. $500,000,000 Term Loan Agreement among Williams Production
               Holdings LLC, Williams Production RMT Company, as Borrower, the
               Several Lenders from time to time parties thereto, Lehman
               Brothers Inc. and Banc of America Securities LLC as Joint Lead
               Arrangers, Citigroup USA, Inc. and JPMorgan Chase Bank, as
               Co-Syndication Agents, Bank of America, N.A., as Documentation
               Agent, and Lehman Commercial Paper Inc., as Administrative Agent dated as of May 30, 2003.

Exhibit 10.2-- Guarantee and Collateral Agreement made by Williams Production
               Holdings LLC, Williams Production RMT Company and certain of its
               Subsidiaries in favor of Lehman Commercial Paper Inc. as
               Administrative Agent dated as of May 30, 2003.

Exhibit 10.3-- U.S. $800,000,000 Credit Agreement dated as of June 6, 2003, among The Williams Companies, Inc., Northwest Pipeline
               Corporation, Transcontinental Gas Pipe Line Corporation, as
               Borrowers, Citibank, N.A., as Administrative Agent and Collateral
               Agent, Bank of America, N.A., as Syndication Agent, JPMorgan
               Chase Bank, as Documentation Agreement, Citibank, N.A. and Bank of America, N.A as Issuing Banks, the banks named therein as Banks and Citigroup Global Markets Inc. and Banc of America
               Securities LLC as Joint Lead Arrangers and Joint Book Runners.

Exhibit 10.4-- Security Agreement dated as of June 6, 2003, among The Williams
               Companies, Inc., as Grantor, Citibank, N.A., as Collateral Agent and Citibank, N.A. as Securities Intermediary.

Exhibit 10.5-- Stock Purchase Agreement dated as of May 19, 2003, between MEHC
               Investment, Inc., MidAmerican Energy Holdings Company, and The
               Williams Companies, Inc.

Exhibit 10.6-- Purchase Agreement by and among Williams Energy Services, LLC,
               Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and WEG Acquisitions, L.P. as
               Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of
               Williams Energy Partners, L.P. owned by Williams Energy Services,
               LLC and Williams Natural Gas Liquids, Inc. and all of the Class B
               Common Units of Williams Energy Partners, L.P. dated as of April
               18, 2003.

Exhibit 10.7-- Amendment No. 1 to the Purchase Agreement dated as of April 18,
               2003 by and among Williams Energy Services, LLC, Williams Natural
               Gas Liquids, Inc. and Williams GP LLC collectively, as Selling
               Parties, and WEG Acquisitions, L.P. as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners,
               L.P. owned by Williams Energy Services, LLC and Williams Natural
               Gas Liquids, Inc. and all of the Class B Common Units of Williams
               Energy Partners, L.P. dated as of May 5, 2003.

Exhibit 10.8-- Transition Services Agreement by and between The Williams
               Companies, Inc. and WEG Acquisitions, L.P. dated June 17, 2003.

Exhibit 10.9-- New Omnibus Agreement among WEG Acquisitions, L.P., Williams
               Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The
               Williams Companies, Inc. dated as of June 17, 2003.

Exhibit 10.10--   Assumption Agreement dated June 17, 2003 by and between The
                  Williams Companies, Inc. and WEG Acquisitions, L.P.

Exhibit 12--      Computation of Ratio of Earnings to Combined Fixed Charges and
                  Preferred Stock Dividend Requirements.

Exhibit 31.1--    Certification of Chief Executive Officer pursuant to Rules
                  13a-14(a) and 15d-14(a) promulgated under the Securities
                  Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2--    Certification of Chief Financial Officer pursuant to Rules
                  13a-14(a) and 15d-14(a) promulgated under the Securities
                  Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32--      Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.