Form 10-K
period 2003-12-31
WILLIAMS COMPANIES INC
filed 2004-03-15
CIK 107263

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4174

The Williams Companies, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	73-0569878
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Williams Center, Tulsa, Oklahoma	74172
(Address of Principal Executive Offices)	(Zip Code)

918-573-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange and Pacific Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange and Pacific Stock Exchange
Income PACs	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

5.50% Junior Subordinated Convertible Debentures due 2033

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second quarter was approximately $4,096,500,669.

      The number of shares outstanding of the registrant’s common stock held by non-affiliates outstanding at February 27, 2004 was 519,304,009.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement being prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the registrant for 2004 are incorporated by reference in Part III of this Form 10-K.

THE WILLIAMS COMPANIES, INC.

FORM 10-K

		Page

PART I
Items 1 and 2.	Business and Properties	1
	Website Access to Reports and Other Information	1
	General	1
	Recent Developments	1
	Implementing Our Strategy	1
	Asset sales	2
	Power	2
	Gas pipeline	2
	Exploration & production	2
	Midstream	2
	Other	3
	Cost reductions	3
	Other efforts to improve our financial position	4
	Addressing power issues	4
	Other events	5
	Financial Information About Segments	5
	Business Segments	6
	General	6
	Power	6
	Power overview	6
	Power details	6
	Gas pipeline	9
	Gas pipeline overview	9
	Gas pipeline details	9
	Exploration & production	15
	Exploration & production overview	15
	Exploration & production details	15
	Midstream	20
	Midstream overview	20
	Midstream details	20
	Other	25
	Additional business segment information	25
	Environmental Matters	26
	Employees	26
	Forward Looking Statements/ Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	26
	Risk Factors	27
	Financial Information about Geographic Areas	36

i

		Page

Item 3.	Legal Proceedings	36
	Environmental Matters	37
	Other Legal Matters	39
	Summary	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 4A.	Executive Officers of the Registrant	40
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	42
Item 6.	Selected Financial Data	43
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	88
Item 8.	Financial Statements and Supplementary Data	91
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	173
Item 9A.	Controls and Procedures	173
PART III
Item 10.	Directors and Officers of the Registrant	173
Item 11.	Executive Compensation	174
Item 12.	Security Ownership of Certain Beneficial Owners and Management	174
Item 13.	Certain Relationships and Related Transactions	175
Item 14.	Principal Accounting Fees and Services	175
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	176
Restated Certificate of Incorporation
Eighth Supplemental Indenture
First Amendment to Supplemental Retirement Plan
Asset Sale and Purchase Agreement Plan
Purchase Agreement
Computation Re: Ratio of Earnings
Code of Ethics
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Consent of Netherland, Sewell & Associates, Inc.
Consent of Miller and Lents, LTD.
Power of Attorney - Certified Resolution
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO - CFO Pursuant to Section 906

ii

DEFINITIONS

      We use the following oil and gas measurements in this report:

Bcfe — means one billion cubic feet of gas equivalent determined using the ratio of one barrel of oil or condensate to six thousand cubic feet of natural gas.

British Thermal Unit or BTU — means a unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit.

Dekatherms or Dth — means a unit of energy equal to one million BTUs.

Dth/d — means dekatherms per day.

Mbbls/d — means one thousand barrels per day.

Mcfe — means one thousand cubic feet of gas equivalent using the ratio of one barrel of oil or condensate to six thousand cubic feet of natural gas.

Mdt/d — means one thousand dekatherms per day.

MMcf — means one million cubic feet.

MMcf/d — means one million cubic feet per day.

MMcfe — means one million cubic feet of gas equivalent using the ratio of one barrel of oil or condensate to six thousand cubic feet of natural gas.

MMdt — means one million dekatherms.

iii

PART I

Items 1 and 2.     Business and Properties

      In this report, Williams (which includes The Williams Companies, Inc. and unless the context otherwise requires, all of our subsidiaries) is at times referred to in the first person as “we,” “us” or “our.” We also sometimes refer to Williams as the “Company.”

WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION

      We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents electronically with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain such reports from the SEC’s Internet website at http://www.sec.gov.

      We make available free of charge on or through our Internet website at http://www.williams.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Principles, Code of Ethics, Board committee charters and Code of Business Conduct are also available on our Internet website.

GENERAL

      We are a natural gas company originally incorporated under the laws of the state of Nevada in 1949 and reincorporated under the laws of the state of Delaware in 1987. We were founded in 1908 when two Williams brothers began a construction company in Fort Smith, Arkansas.

      Today, we primarily find, produce, gather, process and transport natural gas. Our operations stretch across the country and serve the Northwest, California, Rocky Mountains, Gulf Coast and Eastern Seaboard markets.

      The energy industry has substantially changed over the last two years. Those changes have significantly impacted our operations and will continue to impact future operations. In light of the changed environment, on February 20, 2003, we outlined our planned business strategy for the next few years. Our refocused strategy is to become a smaller integrated natural gas company focusing on key growth markets. We also focused on bolstering our liquidity through asset sales, strategic levels of financing and reductions in operating costs to develop a balance sheet capable of supporting and ultimately growing our remaining businesses.

      Our principal executive offices are located at One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 918-573-2000.

RECENT DEVELOPMENTS

Implementing Our Strategy

      We expended considerable effort in 2003 implementing our refocused business strategy and have successfully completed a number of the components of that strategy including asset sales, cost reductions, improving our financial position through a series of financial transactions, and addressing issues surrounding our Power segment. Each of those components is discussed in more detail below.

Asset sales

      In 2003, consistent with the strategy outlined above, we generated proceeds of approximately $3 billion from the sale of assets. In addition, we realized proceeds from the sale, termination and liquidation of Power contracts during the year. We have completed the sale of or announced our intention to sell the following:

Power

•	February 3, 2003 — We sold our 170-megawatt power facility in Worthington, Indiana, to Hoosier Energy and terminated our power load serving contract with Hoosier Energy for cash totaling $67 million.

•	May 15, 2003 — We sold certain crude gathering contracts and assets to Seminole Transportation and Gathering, L.P. for $13.9 million. The sale included the assignment of certain purchase and sales contracts with average annual throughput of 40,000 barrels per day, a four-mile pipeline in Louisiana, and a two percent interest in the High Island Pipeline System located offshore, Gulf Coast. The sale relieved us of a fixed-lease obligation totaling $32 million over the next eight years related to the lease of a terminal in Louisiana.

•	May 30, 2003 — We sold our full-requirements power agreement with Jackson Electric Membership Corporation in Jefferson, Georgia, to Progress Energy for $188 million in cash with $175 million received in second quarter 2003 and $13 million received in third quarter 2003.

•	August 1, 2003 — We announced an agreement to terminate a long-term power contract with a subsidiary of Allegheny Energy, Inc. for $100 million in cash and a $28 million note receivable. On the same date, we also announced the sale of or agreements to sell distributed-generation units and an associated third-party contract for approximately $31 million.

Gas pipeline

•	May 16, 2003 — We sold our Texas Gas Transmission pipeline to a subsidiary of Loews Corporation for approximately $1.045 billion, which included approximately $795 million in cash and assumption of $250 million in existing Texas Gas Transmission debt.

Exploration & production

•	May 30, 2003 — We sold certain exploration and production assets, on properties located in Kansas, Colorado, and New Mexico for net proceeds of $383 million.

•	June 2003 — We sold natural gas exploration and production properties in the Green River basin in southwest Wyoming and the Denver-Julesberg basin in northeastern Colorado for net proceeds of $34 million.

•	August 28, 2003 — We sold oil and gas properties in Brundage Canyon, Utah, to Berry Petroleum Company for net proceeds of $44 million.

Midstream

•	May 2, 2003 — We mutually agreed to terminate an agreement for the sale of certain of our South Texas natural gas transmission lines to Enbridge Energy Partners, L.P. because the parties were unable to obtain regulatory approvals from the Federal Energy Regulatory Commission (FERC). We intend to pursue an alternative transaction with another buyer under a structure that is responsive to the FERC’s concerns.

•	June 30, 2003 — We sold our 45 percent ownership interest in the 223-mile Rio Grande Pipeline that transports natural gas liquids from Hobbs, New Mexico to Ciudad Juarez, Chihuahua. Navajo Southern Inc., a wholly-owned subsidiary of Holly Corporation, purchased our interest for $27.5 million, subject to certain closing adjustments.

•	August 1, 2003 — We sold our West Stoddart natural gas processing plant located near Fort St. John, British Columbia.

•	August 8, 2003 — We sold our 20 percent aggregate ownership interest in the 3,000-mile West Texas LPG Pipeline Limited Partnership to Buckeye Partners, L.P. for approximately $28.5 million.

•	September 30, 2003 — We sold our natural gas fractionation system and a portion of our storage and distribution system at a plant in Redwater, Alberta for $246 million in U.S. funds to Provident Energy Trust.

•	October 2, 2003 — We sold our interests in Wilprise Pipeline Co. and Tri-States NGL Pipeline LLC to affiliates of Enterprise Products Partners L.P. for $26.5 million plus an earn-out provision that entitles us to receive up to an additional $8.3 million based on transportation volumes for Wilprise and Tri-States through 2006.

•	December 2003 — We sold our Dry Trail gas processing plant located in the Oklahoma panhandle, and certain wholesale propane assets, including seven propane distribution terminals.

Other

•	February 27, 2003 — We sold our retail travel center operations for approximately $189 million in cash to Pilot Travel Centers LLC.

•	March 4, 2003 — We sold our Memphis, Tennessee refinery and other related operations to Premcor Inc. for approximately $455 million in cash. In April 2003 we sold an earnout agreement we retained in the sale of the refinery.

•	May 30, 2003 — We sold our interest in Williams Bio-Energy L.L.C. to a new company formed by Morgan Stanley Capital Partners for $59 million in cash. The sale included ethanol production plants in Pekin, Illinois, and Aurora, Nebraska.

•	June 17, 2003 — We sold our 54.6 percent ownership interest in Williams Energy Partners L.P. (now known as Magellan Midstream Partners, L.P.). The buyer, a limited partnership formed by the private equity firms Madison Dearborn Partners, LLC and Carlyle/ Riverstone Global Energy and Power Fund II, L.P., paid approximately $512 million in cash at closing for our interests in the partnership. In addition, the transaction had the effect of removing $570 million of the partnership’s debt from our consolidated balance sheet. In the fourth quarter 2003 we received an additional $20 million associated with the terms of this sale.

•	September 10, 2003 — We sold all of our investment in a soda ash and sodium bicarbonate mining operation to a wholly-owned affiliate of Solvay America, Inc.

•	November 17, 2003 — We announced definitive agreements to sell for approximately $265 million in cash our refinery at North Pole, two petroleum terminals in Anchorage and Fairbanks, and related crude oil and refined products inventories, our 3.0845 percent interest in the Trans Alaska Pipeline System, and 26 convenience stores. The sales price is subject to closing adjustments for items such as the value of petroleum inventories. In addition to anticipated cash proceeds, the transaction will eliminate two cash-collateralized letters of credit that we have with the state of Alaska, releasing $90.9 million back to us.

•	December 2003 — We announced the closing of an agreement for the structured sale of our 20 percent investment in Brazil-based Algar Telecom Leste (ATL).

Cost reductions

      Our selling, general and administrative costs from continuing operations decreased 28 percent and our general corporate expenses decreased 39 percent. We are continuing our efforts to reduce costs through internal initiatives in which we are working to find more efficient and cost effective means of providing internal administrative and other services. We are also exploring the possibility of outsourcing certain administrative services.

Other efforts to improve our financial position

      In addition to asset sales and cost reductions, we pursued other transactions to improve our financial position, which included the following:

•	March 4, 2003 — Our wholly-owned subsidiary, Northwest Pipeline Corporation, completed a $175 million offering of senior notes due 2010.

•	May 28, 2003 — We closed a $300 million private offering of junior subordinated convertible debentures due 2033. We used substantially all of the approximately $290 million of net proceeds from the offering to fund our repurchase of our 9.875 percent cumulative-convertible preferred stock held by a subsidiary of MidAmerican Energy Holdings Company on June 10, 2003.

•	May 30, 2003 — We retired a $1.15 billion obligation to a group of investors led by a subsidiary of Berkshire Hathaway Inc. secured by substantially all of our exploration and production interests in the U.S. Rocky Mountains. We retired the obligation with funds from the proceeds of recent asset sales and funds from a new $500 million, secured, subsidiary-level financing. The new loan, which closed on May 30, 2003, is also secured by substantially all of our exploration and production interests in the U.S. Rocky Mountains and the terms of the new loan reflect market rates. The loan was amended on February 25, 2004 to reduce the floating interest rate 125 basis points from 3.75 percent over the London InterBank Offered Rate (LIBOR) to 2.5 percent over LIBOR and extends the maturity by one year from May 30, 2007, to May 30, 2008.

•	June 6, 2003 — We obtained a new $800 million cash-collateralized letter of credit and revolver facility, primarily for the purpose of issuing letters of credit. The new facility replaced a $1.1 billion credit line. The majority of our Midstream assets were security for the previous agreement.

•	June 10, 2003 — We issued 8.625 percent senior unsecured notes due 2010 in an $800 million public offering.

•	November 6, 2003 — We issued tender offers relating to approximately $1.641 billion aggregate outstanding principal of debt securities. As of the expiration of the offers, we received tenders for approximately $721 million aggregate principal amount of our 9.25 percent notes due March 15, 2004, $24 million aggregate principal amount of 9.875 percent debentures due 2020 that were originally issued by Transco Energy Company, approximately $105.5 million aggregate principal amount of various tranches of Series B Medium Notes due 2003-2022 that were originally issued by MAPCO, Inc., and approximately $100 million aggregate principal amount of three series of debentures due 2012-2021 that we issued under a 1990 indenture.

Addressing power issues

      In 2003 we continued to pursue a strategy of exiting the Power business. We sold, terminated or liquidated certain Power contracts and assets. We have continued to manage the activities of this business unit to reduce risk, to generate cash, and to fulfill contractual commitments. We have also expended considerable effort addressing civil litigation and challenges and investigations by state and federal regulators and attorneys general regarding the trading practices of subsidiaries of our Power unit in California and other western states in 2000 and 2001. These challenges include refund proceedings, investigations of market manipulation, challenges to long-term power sales to the State of California, and civil litigation relating to each of these issues.

      On November 11, 2002, we executed a settlement agreement that resulted in renegotiated long-term energy contracts with the State of California, resolution of civil complaints brought by the California Attorney General, resolution of refund claims by the State of California, and resolution of ongoing investigations by the states of California, Oregon, and Washington. The settlement did not extend to criminal matters or matters of willful fraud. All necessary approvals were obtained and the settlement was closed on December 31, 2002. Private class action and other civil plaintiffs who have initiated class action litigation against us and others in California based on allegations in connection with the California energy crises also executed the settlement, although court approval is needed to make the settlement effective as to those plaintiffs and to terminate the class actions with respect to us. On October 24, 2003, the court granted a motion for preliminary approval of the settlement. The final approval hearing is currently scheduled for June 4, 2004.

      On Oct. 25, 2002, we disclosed that our internal review of our trading activities revealed that a few non-managerial employees had engaged in inaccurate reporting of natural gas trades to energy publications that compile and report index prices. We voluntarily reported these findings to the Commodity Futures Trading Commission (CFTC) and other relevant federal agencies. On July 29, 2003, we announced that we and our subsidiary, Williams Power Company, Inc., reached a settlement with the Commodity Futures Trading Commission on the matter pursuant to which we paid a civil penalty of $20 million, the CFTC closed its investigation and we did not admit or deny allegations of false reporting or attempted manipulation. The U.S. Department of Justice (DOJ) is continuing to investigate the matter. Civil suits based on allegations of manipulating gas indexes have been brought against us and others in federal and state courts.

      On March 26, 2003, the FERC issued a report on an investigation by the agency into price manipulation in the western energy markets in 2000 and 2001. The report cleared us of an allegation that we attempted to corner the gas market. On January 22, 2004, the FERC approved a settlement between us and the FERC trial staff of all Enron trading practices for $45,000. The agency is continuing its investigation of physical and economic withholding.

      On February 25, 2004, we announced that we had reached agreement on terms to settle with two California utilities, Pacific Gas and Electric Company (PG&E) and Southern California Edison Company, resolving outstanding disputes, including refund liability related to natural gas and power markets in 2000 and 2001. The settlement will be subject to approval of the FERC, the California Public Utilities Commission and the U.S. Bankruptcy Court administering PG&E’s bankruptcy proceedings.

      See Note 16 of our Notes to Consolidated Financial Statement for more information about investigations and proceedings involving energy trading practices, including our continued involvement in FERC and related refund proceedings.

Other events

      On March 17, 2003, the FERC approved a settlement of issues raised during a joint investigation of Transcontinental Gas Pipe Line Corporation’s (Transco) and Williams Power Company’s compliance with regulations governing the relationship between interstate gas pipelines and marketing affiliates. Pursuant to the settlement, we will pay a $20 million civil penalty to the FERC over the next four years and Transco will discontinue firm sales services by April 1, 2005. The settlement also places restrictions on Power’s ability to transport gas on affiliated pipelines. We also agreed to implement a compliance program to ensure future compliance with the settlement agreement and FERC’s marketing affiliate rules. See Note 16 of our Notes to Consolidated Financial Statements for further information on the settlement.

      On May 15, 2003, our shareholders approved a stock option exchange program. Under this exchange program, eligible employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price which was based on the market value of our common stock on the grant date of the new options. Surrendered options for 10.4 million shares were cancelled June 26, 2003, and replacement options for 3.9 million shares were granted on December 29, 2003.

FINANCIAL INFORMATION ABOUT SEGMENTS

      See Note 19 of our Notes to Consolidated Financial Statements for information with respect to each segment’s revenues, profits or losses and total assets.

BUSINESS SEGMENTS

General

      Substantially all of our operations are conducted through our subsidiaries. To achieve organizational and operating efficiencies, our activities are primarily operated through our wholly-owned subsidiary, Williams Power Company; our interstate natural gas pipelines and pipeline joint venture investments are organized under our wholly-owned subsidiary, Williams Gas Pipeline Company, LLC; our Exploration & Production business is operated through several wholly-owned subsidiaries including Williams Production Company LLC and Williams Production RMT Company; our Midstream business is operated primarily through wholly-owned subsidiaries including Williams Field Services Group, Inc. and Williams Natural Gas Liquids, Inc.; and our previously reported Petroleum Services and International segments are now reported under our Other segment. This report is organized to reflect this structure.

      Our business segments include Power, Gas Pipeline, Exploration & Production, Midstream, and Other. An overview and detailed discussion of each of our business segments follows.

Power

Power overview

•	Our Power segment, formerly known as Energy Marketing & Trading, is an energy services provider that buys, sells and transports a full suite of energy and energy-related commodities, including power, natural gas, refined products, crude oil and emissions credits, primarily on a wholesale level.

•	We have sold certain portions of the Power portfolio, liquidated certain positions and are negotiating with various parties for a joint venture or sale of all or a portion of the remainder of our trading portfolio.

Power details

      In June 2002, we announced our intent to exit the power business and reduce our financial commitment to our Power segment. Until the portfolio is completely sold or liquidated, we continue to operate and manage the risk associated with our remaining contracts and our assets in order to maximize cash flow and, where possible, reduce risk within the portfolio. Our contracts include various financial instruments and structured transactions. Our financial instruments include exchange-traded futures, over-the-counter forwards, options and swaps. Structured transactions include tolling contracts and full requirements contracts, which are explained in the next two paragraphs. Through our contracts, we buy, sell, store and transport energy and energy-related commodities. These energy and energy-related commodities include power, natural gas, refined products, crude oil, and emission credits.

      Tolling contracts represent the most significant portion of our remaining portfolio. Under the tolling contracts, we have the right to request a plant owner to convert our fuel (usually natural gas) to electricity in exchange for a fixed fee. We have the right to request approximately 7,700 megawatts of electricity under six tolling agreements. The table below lists the locations and capacity of each of our tolling agreements:

Location	Megawatts

California	4,141
Alabama	844
Louisiana	765
New Jersey	766
Pennsylvania	666
Michigan	541

Total	7,723

      We use portions of the electricity produced under the tolling agreements to supply obligations under counterparty-tailored arrangements known as full requirements contracts. Under full requirements contracts, we supply the electricity required by our counterparties to serve their customers. Through full requirements contracts, we supply approximately 1,146 megawatts of electricity in Georgia and Pennsylvania.

      We have resold part of our rights (1,045 to 1,175 megawatts) under the California tolling arrangement to the California Department of Water Resources.

      Additionally, we have rights to sell energy and capacity from two natural gas-fired electric generating plants owned by affiliated companies and located near Bloomfield, New Mexico (60 megawatts) and in Hazleton, Pennsylvania (147 megawatts).

      In 2003, we marketed natural gas throughout North America with total physical volumes averaging 2.7 billion cubic feet per day. With approximately 20 percent of this natural gas, we fuel electric generating plants we own or have contractual rights to. We sell approximately 28 percent of this natural gas to customers including local distribution companies, utilities, producers, industrials and other gas marketers. With the remaining 52 percent, we procure gas supply for our Midstream operations, sell gas produced by Exploration & Production and manage firm service contracts for Gas Pipeline.

      In 2003, we marketed on average approximately 77,000 barrels per day of physical crude oil and petroleum products to petroleum producers, refiners and end-users in the United States and various international regions.

      In 2003, we substantially exited our European activities, which had been conducted through our London office.

Operating statistics

      The following table summarizes marketing and trading gross sales volumes for the periods indicated:

Power

	Year Ending December 31,

	2003	2002	2001

U.S. Operations
Marketing and trading physical volumes:
Power (thousand megawatt hours)	165,908	404,711	293,808
Natural Gas (billion cubic feet per day)	2.7	3.8	3.4
Petroleum products (thousand barrels per day)	77	832	241

	2003	2002

European Operations
Marketing and trading physical volumes:
Power (thousand megawatt hours)	—	26,094
Natural Gas (billion cubic feet per day)	—	0.2
Petroleum products (thousand barrels per day)	23	83

      As of December 31, 2003, our Power segment had approximately 234 customers compared with 287 customers at the end of 2002.

Regulatory and legal matters

      Our Power business is subject to a variety of laws and regulations at the local, state and federal levels. The FERC and the Commodity Futures Trading Commission regulate us. Electricity and natural gas markets in California and elsewhere continue to be subject to numerous and wide-ranging federal and state regulatory proceedings and investigations. They are also subject to civil actions regarding, among other things, market structure, behavior of market participants, market prices, and reporting to trade publications. Discussions in California and other states have ranged from threats of re-regulation to suspension of plans to move forward with deregulation. Allegations have also been made that wholesale price increases resulted from the exercise of market power and collusion of the power generators and sellers, such as us. These allegations have resulted in multiple state and federal investigations as well as the filing of class-action lawsuits in which we are named a defendant. Our long-term power contract with the California Department of Water Resources has also been challenged both at the FERC and in civil suits. On November 11, 2002, we executed a settlement agreement that resolved many of these disputes with the State of California with respect to non-criminal matters. This settlement agreement includes renegotiated long-term energy contracts. The settlement also resolved complaints brought by the California Attorney General against us and the State of California’s refund claims. In addition, the settlement resolved ongoing investigations by the States of California, Oregon, and Washington. The settlement closed December 31, 2002, although certain court approvals are pending. Notwithstanding this settlement, numerous investigations and actions related to our segment remain. We may be liable for refunds and other damages and penalties as a result of the above actions and investigations. We discuss each of these matters as well as other regulatory and legal matters in more detail in Note 16 of our Notes to Consolidated Financial Statements. The outcome of these matters could affect our creditworthiness and ability to perform contractual obligations as well as other market participants’ creditworthiness and ability to perform contractual obligations.

Competition and market environment

      We compete directly with large independent energy marketers, marketing affiliates of regulated pipelines and utilities and natural gas producers. We also compete with both brokerage houses and other energy-based companies offering similar services. Since 2002, we have fewer competitors due to the exit of independent energy marketers from the marketplace and the exit of utilities from financial merchant activities. We anticipate more competition in the future from brokerage houses, which are increasing their trading activity.

      As a result of the credit rating downgrades to below investment grade levels in 2002, certain of our counterparties require adequate assurance or alternate credit support. In addition, under our industry standard derivative agreements, we are required to fund margin requirements with cash, letters of credit or other negotiable instruments. In 2003, however, due to improvements in our credit and liquidity, we were able to negotiate lower collateral requirements with certain brokers and counterparties.

      Certain of our counterparties have experienced significant declines in their financial stability and creditworthiness, which may adversely impact their ability to perform under contracts. Revenues from two counterparties, which have credit ratings below investment grade, constitute approximately 12 percent of Power’s gross revenues. Our exposure to these counterparties may be mitigated by the existence of netting arrangements. In conjunction with efforts to sell or liquidate all or portions of our portfolio, we closed out or sold positions with a number of counterparties in 2003. Credit constraints and financial instability of market participants are expected to continue in 2004. These factors may also significantly impact our ability to manage market risk.

Ownership of property

      Power’s primary assets are its term contracts, related systems and technological support. As mentioned, we intend to sell or liquidate all or portions of our portfolio. No assurances can be made regarding the ultimate consummation of any sale or liquidation. As discussed further in Note 1 of our Notes to Consolidated Financial Statements, derivative contracts in our portfolio have been recognized at their estimated fair value. According to generally accepted accounting principles (GAAP), fair value is the amount at which an instrument could be exchanged in a current transaction between willing parties other than in a forced liquidation or sale. Non-derivative contracts are not recognized until revenue is earned or expenses have been incurred. Certain of our tolling agreements have a negative fair value, which is not reflected in our financial statements since these agreements are non-derivatives. These tolling agreements may result in future accrual losses. See Note 1 of our Notes to Consolidated Financial Statements and our Management’s Discussion and

Analysis of Financial Condition and Results of Operations for further discussion of our adoption of Emerging Issues Task Force Issue No. 02-3.

      Amounts ultimately received in any portfolio sale, contract liquidation or realization may be significantly different than the estimated economic value or the carrying values presented in the financial statements. It is possible that we may sell contracts for less than their carrying value or enter into agreements to terminate certain obligations, either of which could result in future loss recognition or reductions of future cash flows.

Environmental matters

      Our generation facilities are subject to various environmental laws and regulations, including those regarding emissions. We believe compliance with various environmental laws and regulations will not have a material adverse effect on capital expenditures, earnings or competitive position. However, these laws and regulations may affect facility availability from time to time.

Gas pipeline

Gas pipeline overview

•	We own one of the nation’s largest interstate natural gas pipeline systems with 14,600 miles of interstate natural gas pipelines for transportation of natural gas across the country to utilities and industrial customers.

•	Our pipelines include Transco, Northwest Pipeline Corporation (Northwest Pipeline) and several pipeline joint ventures.

•	We also own a 50 percent interest in the Gulfstream Pipeline.

Gas pipeline details

      We own and operate, through Williams Gas Pipeline Company, LLC and its subsidiaries (Gas Pipeline), a combined total of approximately 14,600 miles of pipelines with a total annual throughput of approximately 2,600 trillion British Thermal Units of natural gas and peak-day delivery capacity of approximately 11 billion cubic feet of gas. Gas Pipeline consists of Transco and Northwest Pipeline. Gas Pipeline also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 50 percent interest in the Gulfstream Natural Gas System, L.L.C.

      In February 2001, one of our subsidiaries and a subsidiary of Duke Energy completed a joint acquisition of The Coastal Corporation’s 100 percent ownership interest in Gulfstream Natural Gas System, L.L.C., and announced that they were proceeding with the development of the Gulfstream gas pipeline project. In June, 2001 construction commenced on the project, which consists of a new natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. On December 28, 2001, Gulfstream filed an application with the FERC to allow Gulfstream to complete the construction of its approved facilities in phases. On May 28, 2002, the first phase of the project was placed into service at a cost of approximately $1.5 billion. The scheduled in-service date for the second phase of the project is May 1, 2005. The total estimated capital cost of both phases of the project is approximately $1.7 billion. At December 31, 2003, our investment in Gulfstream was $731 million.

      On April 24, 2001 the respective general partners of U.S. and Canadian general partnerships that are pursuing the Georgia Strait Crossing Pipeline Project (GSX), filed separate applications with the FERC and Canada’s National Energy Board (NEB) to construct and operate a new pipeline that will provide firm transportation capacity from Sumas, Washington to Vancouver Island, British Columbia. GSX is a project being pursued jointly between Gas Pipeline and BC Hydro, in part to meet the needs of the Vancouver Island Generation Plant (VIGP). On September 20, 2002, the FERC issued an order approving the construction and operation of the U.S. portion of the project. An NEB certificate approving the project in Canada was issued on December 15, 2003. Construction of the GSX project is contingent upon a favorable outcome of a British Columbia Utilities Commission mandated call for tenders process which is being pursued by BC Hydro to determine whether the energy needs on Vancouver Island should be served by VIGP. The current estimated cost of GSX is approximately $210 million, with Gas Pipeline’s share of any completed project being 50 percent of such amount.

Regulatory matters

      Gas Pipeline’s interstate transmission and storage activities are subject to regulation by the FERC under the Natural Gas Act of 1938 and under the Natural Gas Policy Act of 1978, and, as such, its rates and charges for the transportation of natural gas in interstate commerce, the extension, enlargement or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. Each gas pipeline company holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties for which certificates are required under the Natural Gas Act of 1938. Each gas pipeline company is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended by Title I of the Pipeline Safety Act of 1979 and the Pipeline Safety Improvement Act of 2002, which regulate safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. Cardinal Pipeline Company, LLC, a North Carolina natural gas pipeline company that is operated and 45 percent owned by Gas Pipeline, is subject to the jurisdiction of the North Carolina Utilities Commission.

      Each of our interstate natural gas pipeline companies establishes its rates primarily through the FERC’s ratemaking process. Key determinants in the ratemaking process are (1) costs of providing service, including depreciation expense, (2) allowed rate of return, including the equity component of the capital structure and related income taxes and (3) volume throughput assumptions. The FERC determines the allowed rate of return in each rate case. Rate design and the allocation of costs between the demand and commodity rates also impact profitability. As a result of these proceedings, certain revenues previously collected may be subject to refund. See Note 16 of our Notes to Consolidated Financial Statements for the amounts accrued for potential refund at December 31, 2003.

      On March 17, 2003, we entered into a settlement with FERC regarding its investigation of the relationship between Transco and Power whereby Transco will pay a civil penalty in the amount of $20 million payable over a five-year period. In addition, we agreed to certain operational restrictions and agreed to implement a compliance program to ensure future compliance with the settlement agreement and FERC’s marketing affiliate rules. See Note 16 of our Notes to Consolidated Financial Statements for further information on the settlement.

Competition

      The FERC has taken various actions to strengthen market forces in the natural gas pipeline industry which has led to increased competition throughout the industry. In a number of key markets, interstate pipelines are now facing competitive pressures from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short-term price of gas and the cost of transportation. We expect competition for natural gas transportation to continue to intensify in future years due to increased customer access to other pipelines, rate , competitiveness among pipelines, customers’ desire to have more than one transporter, shorter contract terms and regulatory developments. Future utilization of pipeline capacity will depend on competition from other pipelines, use of alternative fuels, the general level of natural gas demand and weather conditions. Electricity and distillate fuel oil are the primary competitive forms of energy for residential and commercial markets. Coal and residual fuel oil compete for industrial and electric generation markets. Nuclear and hydroelectric power and power purchased from electric transmission grid arrangements among electric utilities also compete with gas-fired electric generation in certain markets.

      Suppliers of natural gas are able to compete for any gas markets capable of being served by pipelines using nondiscriminatory transportation services provided by the pipeline companies. As the regulated environment has matured, many pipeline companies have faced reduced levels of subscribed capacity as contractual terms expire and customers opt to reduce firm capacity under contract in favor of alternative sources of transmission and related services. This situation, known in the industry as “capacity turnback,” is forcing the pipeline companies to evaluate the consequences of major demand reductions in traditional long-term contracts. It could also result in significant shifts in system utilization, and possible realignment of cost structure for remaining customers since all interstate natural gas pipeline companies continue to be authorized to charge maximum rates approved by the FERC on a cost of service basis. Gas Pipeline does not anticipate any significant financial impact from “capacity turnback.” We anticipate that we will be able to remarket most future capacity subject to capacity turnback, although competition may cause some of the remarketed capacity to be sold at lower rates or for shorter terms.

      Several state jurisdictions have been involved in implementing changes similar to the changes that have occurred at the federal level. New York, New Jersey, Pennsylvania, Maryland, Georgia, Delaware, Virginia, California, Wyoming, and the District of Columbia are currently at various points in the process of unbundling services at local distribution companies. Management expects the implementation of these changes to encourage greater competition in the natural gas marketplace.

Ownership of property

      Each of our interstate natural gas pipeline companies generally owns its facilities, with certain portions being held jointly with third parties. However, a substantial portion of each pipeline company’s facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. Our compressor stations and appurtenant facilities are located on lands owned by us or on sites leased from or permitted by public authorities. The storage facilities are either owned or held under long-term leases or easements.

Environmental matters

      Each of our interstate natural gas pipelines is subject to the National Environmental Policy Act and federal, state and local laws and regulations relating to environmental protection. We believe that, with respect to any capital expenditures and operation and maintenance expenses required to meet applicable environmental standards and regulations, the FERC would grant the requisite rate relief so that our pipeline companies could recover most of the cost of these expenditures in their rates. For this reason, we believe that compliance with applicable environmental requirements by the interstate pipeline companies is not likely to have a material adverse effect upon our earnings or competitive position.

      For a discussion of specific environmental issues involving the interstate pipelines, including estimated cleanup costs associated with certain pipeline activities, see “Environmental” under Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Environmental Matters” in Note 16 of our Notes to Consolidated Financial Statements.

Principal Companies in the Gas Pipeline Segment

      A business description of the principal companies in the interstate natural gas pipeline group follows.

Transcontinental Gas Pipe Line Corporation (Transco)

      Transco is an interstate natural gas transportation company that owns and operates a 10,500-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi and the offshore Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania, and New Jersey to the New York City metropolitan area. The system serves customers in Texas and eleven southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, New York, New Jersey, and Pennsylvania. Effective May 1, 1995, Transco transferred the operation of certain production area facilities to Williams Field Services Group, Inc. (Williams Field Services), an affiliated company and part of the Midstream segment.

Pipeline system and customers

      At December 31, 2003, Transco’s system had a mainline delivery capacity of approximately 4.7 MMdt of natural gas per day from its production areas to its primary markets. Using its Leidy Line and market-area storage capacity, Transco can deliver an additional 3.4 MMdt of natural gas per day for a system-wide delivery capacity total of approximately 8.1 MMdt of natural gas per day. Transco’s system includes 44 compressor stations, five underground storage fields, two liquefied natural gas (LNG) storage facilities and four processing plants. Compression facilities at a sea level-rated capacity total approximately 1.5 million horsepower.

      Transco’s major natural gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco’s system include public utilities, municipalities, intrastate pipelines, direct industrial users, electrical generators, gas marketers and producers. One customer accounted for approximately 12 percent of Transco’s total revenues in 2003. Transco’s firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco’s business. Additionally, Transco offers storage services and interruptible transportation services under short-term agreements.

      Transco has natural gas storage capacity in five underground storage fields located on or near its pipeline system or market areas and operates three of these storage fields. Transco also has storage capacity in a LNG storage facility and operates the facility. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 216 billion cubic feet of gas. In addition, wholly-owned subsidiaries of Transco operate and hold a 35 percent ownership interest in Pine Needle LNG Company, an LNG storage facility with four billion cubic feet of storage capacity. Storage capacity permits Transco’s customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

Expansion projects

      In 2003 and early 2004, Transco completed construction of, and placed into service, two major projects, the Momentum Expansion Project and the Trenton-Woodbury Expansion Project.

Momentum Expansion Project

Pursuant to a FERC certificate, Transco placed into service the Momentum Expansion Project, an expansion of its pipeline system from Station 65 in Louisiana to Station 165 in Virginia. The first phase, consisting of approximately 269 Mdt/d, was placed into service on May 1, 2003. On February 1, 2004, Transco placed into service the second phase of the project consisting of 54 Mdt/d. All of the expansion capacity is fully subscribed by shippers under long-term firm arrangements. The project facilities include approximately 50 miles of pipeline looping and 45,000 horsepower of compression. The revised capital cost of the project is estimated to be approximately $189 million.

Trenton-Woodbury Expansion Project

On November 1, 2003, Transco placed into service a 51 Mdt/d expansion of its Trenton-Woodbury Line, which runs from its mainline at Station 200 in eastern Pennsylvania, around the metropolitan Philadelphia area and southern New Jersey area, to its mainline near Station 205. All of the expansion capacity is fully subscribed by shippers under long-term firm arrangements. The project facilities include approximately seven miles of pipeline looping at an estimated capital cost of approximately $22 million.

Central New Jersey Expansion Project

On January 14, 2004, Transco announced that it was holding an open season from January 14, 2004 to February 13, 2004 to receive requests for incremental firm transportation service to be made available through its Central New Jersey Expansion Project, a proposed expansion of Transco’s pipeline system in Transco’s Zone 6 from Station 210 to locations along Transco’s Trenton-Woodbury Line. As a result of the open season, the expansion has been designed to create approximately 105 Mdt/d of new firm transportation capacity, which will be fully subscribed under a long-term arrangement with one shipper. The project facilities will include approximately 3.5 miles of pipeline loop at an estimated capital cost of $13 million. Transco plans to file for FERC approval of the project in the second quarter of 2004. The target in-service date for the project is November 1, 2005.

Operating statistics

      The following table summarizes transportation data for the Transco system for the periods indicated:

	2003	2002	2001

	(In trillion British
	Thermal Units)
Market-area deliveries:
Long-haul transportation	771	824	766
Market-area transportation	802	777	645

Total market-area deliveries	1573	1,601	1,411
Production-area transportation	297	179	202

Total system deliveries	1870	1,780	1,613

Average Daily Transportation Volumes	5.1	4.9	4.4
Average Daily Firm Reserved Capacity	6.5	6.4	6.2

      Transco’s facilities are divided into eight rate zones. Five are located in the production area, and three are located in the market area. Long-haul transportation involves gas that Transco receives in one of the production-area zones and delivers to a market-area zone. Market-area transportation involves gas that Transco both receives and delivers within the market-area zones. Production-area transportation involves gas that Transco both receives and delivers within the production-area zones.

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

Pipeline system and customers

      At December 31, 2003, Northwest Pipeline’s system, having long term firm transportation agreements with peaking capacity of approximately 3.4 billion cubic feet of natural gas per day, was composed of approximately 4,100 miles of mainline and lateral transmission pipelines and 42 compressor stations having sea level-rated capacity of approximately 462,000 horsepower.

      On May 1, 2003, a line break occurred on our 26-inch gas transmission pipeline near Lake Tapps in Pierce County, Washington. The line break did not result in ignition and there were no injuries. On May 2, 2003, the Office of Pipeline Safety (OPS) initiated an investigation and issued a Corrective Action Order (CAO) requiring us to reduce the pressure in our 26-inch line from Sumas to Washougal, Washington to 80 percent of Maximum Allowable Operating Pressure (MAOP), determine the cause, and work to remedy the cause of the line break. We subsequently determined that the line break was caused by stress corrosion cracking (SCC) and implemented a variety of processes to ensure the integrity of our pipeline. Specifically, we completed surface and in-line inspection of certain segments of the line and were developing and executing plans to return the line to service prior to an additional line break occurring in December 2003.

      On December 13, 2003, we experienced another line break on the same line seventy miles south near Toledo, Washington. This line break occurred during pendency of the OPS CAO referred to above and the

OPS issued an Amendment to the May 2 CAO as a result. This amendment requires us to idle the 26-inch line, conduct a detailed metallurgical analysis on the failure, finalize an integrity management program specifically for the 26-inch line, and develop a plan for the eventual replacement of the pipe. The Amendment also requires that we evaluate other facilities in the general area of the line breaks for susceptibility to SCC. We filed a request for hearing on December 29, 2003 to achieve clarity about certain requirements in the Amended CAO. This hearing occurred in Denver on January 21, 2004, and we are awaiting a final order. We continue to work closely with the OPS to obtain clarity in any requirements associated with restoring pressure in affected segments of the line, through a combination of hydrostatic testing and in-line inspection, by the summer of 2004. Working with customers, we have thus far been able to meet their firm nominations, and continue to work with customers to determine the extent to which the capacity of the 26-inch line will ultimately need to be replaced. The estimated combined cost to inspect, hydrostatically test, to temporarily restore a portion of the line to service, and to ultimately replace up to the entire 360 Mdt/d of capacity, if required, by the end of 2006 is estimated to range between $365 million and $430 million. We anticipate filing a rate case to recover these costs coincident with the in-service date of the facilities.

      In 2003, Northwest Pipeline transported natural gas for a total of 175 customers. Transportation customers include distribution companies, municipalities, interstate and intrastate pipelines, gas marketers and direct industrial users. The three largest customers of Northwest Pipeline in 2003 accounted for approximately 12.4 percent, 11.7 percent and 10.3 percent, respectively, of its total operating revenues. No other customer accounted for more than 10 percent of Northwest Pipeline’s total operating revenues in 2003. Northwest Pipeline’s firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Northwest Pipeline’s business. Additionally, Northwest Pipeline offers interruptible and short-term firm transportation service.

      As a part of its transportation services, Northwest Pipeline utilizes underground storage facilities in Utah and Washington enabling it to balance daily receipts and deliveries. Northwest Pipeline also owns and operates a LNG storage facility in Washington that provides service for customers during a few days of extreme demands. These storage facilities have an aggregate firm delivery capacity of approximately 600 million cubic feet of gas per day.

Expansion projects

Rockies Expansion Project

On November 1, 2003, Northwest Pipeline placed into service most of the facilities associated with its Rockies Expansion Project, an expansion of its pipeline system designed to provide an additional 175 MDt/d of capacity to its transmission system in Wyoming and Idaho in order to reduce reliance on displacement capacity. The remaining facilities were placed into service on November 30, 2003. The project included the installation of 91 miles of pipeline loop and the upgrading or modification of six compressor stations for a total increase of 26,057 horsepower. A majority of Northwest Pipeline’s firm shippers agreed to support roll-in of the expansion costs into its existing rates. The estimated cost of the expansion project is approximately $140 million, of which approximately $16 million has been offset by settlement funds received from a former customer in connection with a contract restructuring.

Evergreen Expansion Project

On October 1, 2003, Northwest Pipeline placed into service its Evergreen Expansion Project, an expansion of its pipeline system designed to provide 277 Mdt/d of firm transportation service from Sumas, Washington to Chehalis, Washington to serve new power generation demand in western Washington. The project included installation of 28 miles of pipeline loop, upgrading, replacing or modifying five compressor stations and adding a net total of 64,160 horsepower of compression. The estimated cost of the expansion project is approximately $198 million including the allocated portion of the Columbia Gorge Project discussed below. The Evergreen Expansion customers have agreed to pay for the cost of service of this expansion on an incremental basis.

Columbia Gorge Expansion Project

On October 1, 2003 Northwest Pipeline placed into service its Columbia Gorge project, an expansion of its pipeline system designed to replace 56 Mdt/d of northflow design displacement capacity from Stanfield, Oregon to Washougal, Washington. The project includes upgrading, replacing or modifying five existing compressor stations and adding a net total of 23,900 horsepower of compression. A majority of Northwest Pipeline’s firm shippers have agreed to support roll-in of approximately 84 percent of the expansion costs into the existing rates with the remainder to be allocated to the incremental Evergreen Expansion customers. The estimated cost of the expansion project is approximately $43 million.

Operating statistics

      The following table summarizes transportation data for the Northwest Pipeline System for the periods indicated:

	2003	2002	2001

	(In trillion British
	Thermal Units)
Transportation Volumes	682	729	734
Average Daily Transportation Volumes	1.9	2.0	2.0
Average Daily Reserved Capacity Under Base Firm Contracts	2.3	2.3	2.2
Average Daily Reserved Capacity Under Short-Term Firm Contracts(1)	.8	.5	.4

(1)	Consists primarily of additional capacity created from time to time through the installation of new receipt or delivery points or the segmentation of existing mainline capacity. Such capacity is generally marketed on a short-term firm basis, because it does not involve the construction of additional mainline capacity.

Exploration & production

Exploration & production overview

•	We produce, develop, explore for and manage natural gas reserves primarily located in the Rocky Mountain and Mid-Continent regions of the United States.

•	We produce natural gas predominately from tight-sand formations and coal bed methane reserves.

•	We own 2.7 trillion cubic feet equivalent of proved natural gas reserves in the United States as of December 31, 2003.

      We also own and manage certain international oil and gas investments, including a 69 percent equity investment in APCO Argentina Inc., an oil and gas exploration and production company whose securities are traded on the NASDAQ under symbol APAGF.

Exploration & production details

      Our Exploration & Production segment, which is comprised of several wholly-owned subsidiaries, including Williams Production Company LLC and Williams Production RMT Company (RMT), produces, develops, explores for and manages natural gas reserves primarily located in the Rocky Mountain and Mid-Continent regions of the United States. We specialize in natural gas production from tight-sands formations and coal bed methane reserves in the Piceance, San Juan, Powder River and Arkoma basins. Over 99 percent of Exploration & Production’s domestic reserves are natural gas. Our Exploration & Production segment is also comprised of international oil and gas interests, which include a 69 percent equity interest in APCO Argentina, an oil and gas exploration and production company with operations in Argentina, and a 10 percent interest in the La Concepcion area located in western Venezuela.

      Exploration & Production’s primary strategy is to utilize its expertise in the development of tight-sands and coalbed methane reserves. Exploration & Production’s current proved undeveloped and probable reserves provide us with strong capital investment opportunities for several years into the future. Exploration & Production’s goal is to drill its existing proved undeveloped reserves, which comprise nearly 57 percent of proved reserves and to drill in areas of probable reserves. In addition, Exploration & Production provides a significant amount of equity production that is gathered and/or processed by our Midstream facilities in the San Juan basin.

      Information for our Exploration & Production segment relates only to domestic activity unless otherwise noted.

Pledged assets

      Certain exploration and production assets managed through RMT serve as collateral for a $500 million term loan facility established in May 2003 and amended in February 2004. This facility, as amended in February 2004, matures May 30, 2008 and represents a first priority lien on substantially all of our Piceance and Powder River basin assets and any future assets in these basins.

Oil and gas properties

      Exploration & Production’s properties are located primarily in the Rocky Mountain and Mid-Continent regions of the United States. Rocky Mountain properties are located primarily in New Mexico, Wyoming and Colorado. All of our Mid-Continent properties are located in Oklahoma. We use the terms “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.

Rocky Mountain properties

Piceance Basin

      The Piceance Basin is located in northwestern Colorado, where we primarily target the tight sands contained within the Williams Fork Mesaverde formation. The Piceance Basin is our largest area of concentrated development comprising approximately 58 percent of our proved reserves. This area has approximately 1,075 undrilled proved locations in inventory. Probable reserves in this basin provide significant potential beyond our existing proved reserves. Within this basin, we are the owner and operator of a natural gas gathering system and, thus, have the ability to gather, process and deliver to four interstate and one intrastate pipelines. In 2003, we drilled 76 gross wells and produced a net of approximately 64 billion cubic feet equivalent (Bcfe) of natural gas from the Piceance Basin. Our estimated proved reserves in the Piceance Basin at year-end 2003 were 1,560 Bcfe.

San Juan Basin

      The San Juan Basin is a large gas producing area, located in northwest New Mexico and southwest Colorado. We produce natural gas primarily from the Fruitland Coal, Mesaverde, Pictured Cliffs and Dakota formations. In 2003, we participated in the drilling of 173 gross wells, of which we operate 19, and produced a net of approximately 51 Bcfe from the San Juan Basin. Our estimated proved reserves in the San Juan Basin at year-end 2003 were 702 Bcfe.

Powder River Basin

      Located in northeast Wyoming, the Powder River Basin includes large areas with multiple coal seam potential, targeting thick coalbed methane formations at shallow depths. We are one of the largest natural gas producers in the Powder River Basin and operate approximately half of our large leasehold position in the basin, where we own an interest in approximately 1,000,000 gross acres. We operate 2,300 wells in the basin and have an interest in an additional 2,500 wells. We have a significant inventory of undrilled locations, providing long-term drilling opportunities. In 2003, we drilled 560 gross wells from this basin, of which we operate 410, and produced a net of approximately 47 Bcfe of natural gas. Our estimated proved reserves in the

Powder River Basin at year-end 2003 were 263 Bcfe which includes approximately 6 Bcfe of reserves from conventional properties.

Mid-Continent properties

Arkoma Basin

      Our Arkoma Basin properties are located in southeastern Oklahoma. Our production from the Arkoma Basin is primarily from the Hartshorne coal bed methane formation. We utilize horizontal drilling technology to develop the coal seams. We own and operate a natural gas gathering system, which enables us to move our natural gas production out of the basin. In 2003, we drilled 53 gross wells, of which we operate 33, and produced a net of approximately five Bcfe of natural gas. Our estimated proved reserves in the Arkoma Basin at year-end 2003 were 122 Bcfe.

Other properties

      We have production in other areas, including the Green River Basin, located in southwest Wyoming and the Gulf Coast region. These properties represent approximately two percent of our estimated proved reserves.

Gas reserves and wells

      The following table summarizes our natural gas reserves as of December 31 (using prices at December 31 held constant) for the year indicated:

	2003	2002	2001

	(Bcfe)
Proved developed natural gas reserves	1,165	1,368	1,599
Proved undeveloped natural gas reserves	1,538	1,466	1,579

Total proved natural gas reserves	2,703	2,834	3,178

      The following table summarizes our natural gas reserves by basin as of December 31, 2003:

Percentage of
Basin	Proved Reserves

Piceance	58%
San Juan	26%
Powder River	10%
Arkoma, Green River and Gulf Coast	6%

100%

      No major discovery or other favorable or adverse event has caused a significant change in estimated gas reserves since year-end 2003. We have not filed on a recurring basis estimates of our total proved net oil and gas reserves with any U.S. regulatory authority or agency other than the Department of Energy (DOE) and the SEC. The estimates furnished to the DOE have been consistent with those furnished to the SEC, although Exploration & Production has not yet filed any information with respect to its estimated total reserves at December 31, 2003, with the DOE. Certain estimates filed with the DOE may not necessarily be directly comparable due to special DOE reporting requirements, such as requirements to report in some instances on a gross, net or total operator basis, and requirements to report in terms of smaller units. The underlying estimated reserves for the DOE did not differ by more than five percent from the underlying estimated reserves utilized in preparing the estimated reserves reported to the SEC.

      Approximately 98 percent of our year-end 2003 United States proved reserves estimates were either audited by Netherland, Sewell & Associates, Inc. or, in the case of reserves estimates related to properties underlying the Williams Coal Seam Gas Royalty Trust, were prepared by Miller and Lents, LTD.

      The following table summarizes our leased acreage as of December 31, 2003:

	Gross Acres	Net Acres

Developed	697,654	312,849
Undeveloped	2,205,420	567,640

      At December 31, 2003, we owned interests in 7,923 gross producing wells (3,649 net) on our leasehold lands.

Operating statistics

      We focus on lower-risk development drilling. Our drilling success rate was nearly 99 percent in 2003 and 98 percent in 2002. The following tables summarize domestic drilling activity by number and type of well for the periods indicated:

Number of 2003 Wells	Gross Wells	Net Wells

Development:
Drilled	900	419
Completed
2003	891	414
2002	1,334	714
2001	776	352

      The majority of our natural gas production is currently being sold to Power generally at prevailing market prices. Because we currently have a low-risk drilling program in proven basins, the main component of risk that we manage is price risk. Exploration & Production has entered into derivative contracts with Power that hedge approximately 80 percent of projected 2004 domestic natural gas production. Power then enters into offsetting derivative contracts with unrelated third parties. Approximately 86 percent of our natural gas production in 2003 was hedged. Hedging decisions are made considering the overall Williams commodity risk exposure and are not executed independently by Exploration & Production, thus there are gas purchase hedging contracts executed on behalf of other Williams entities which taken as a net position may counteract Exploration & Production gas sales hedging derivatives.

      The following table summarizes our sales and cost information for the year indicated:

	2003	2002	2001

Total net production sold (in Bcfe)	182.1	211.5	130.7
Average production costs including production taxes per thousand cubic feet of gas equivalent (Mcfe) produced	$.76	$.58	$.61
Average sales price per Mcfe	$3.87	$2.03	$2.67
Realized impact of hedging contracts [Gain (Loss)]	$(.51)	$1.20	$.46

Acquisitions

      On December 30, 2003, Williams Production Mid-Continent Company purchased various incremental ownership interests in certain Arkoma Basin properties located in Oklahoma. The acquisition, for which we paid cash of $11 million, added 33 Bcfe in proved reserves and 4.6 MMcf/d of production. We operate the majority of these properties.

Divestitures

      Effective April 1, 2003, RMT sold its interest in the Raton Basin located in south central Colorado and its interest in the Hugoton Embayment located in southwest Kansas, and Williams Production Company LLC sold its interest in a small portion of its outside-operated properties in the San Juan Basin located in northwest New Mexico and southwest Colorado. This divestiture comprised nearly 303 Bcfe in year-end 2002 reserves and approximately 69 million cubic feet equivalent (MMcfe) per day in production. The Hugoton Embayment and Raton Basin are classified as discontinued operations for financial reporting purposes.

      Effective April 1, 2003, RMT sold its interest in the Uinta Basin in Brundage Canyon, Utah, which consisted of nearly 53 Bcfe in year-end 2002 reserves and 13 MMcfe per day in production.

      Effective April 1, 2003, RMT sold its interest in the West Side Canal properties located in the Green River Basin in southwest Wyoming and its interest in the Denver-Julesberg Basin properties in northeastern Colorado, which together represent approximately 26 Bcfe in year-end 2002 reserves and around 7.5 MMcfe per day in production.

Environmental and other regulatory matters

      Our Exploration & Production business is subject to various federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing of oil and gas, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, water discharge, prevention of waste and other matters. Such laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil and gas wells and other facilities. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells which could limit our reserves.

      Our operations are subject to complex environmental laws and regulations adopted by the various jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil, or water, including responsibility for remedial costs. We could potentially discharge such materials into the environment in many ways including:

•	from a well or drilling equipment at a drill site;

•	leakage from gathering systems, pipelines, transportation facilities and storage tanks;

•	damage to oil and gas wells resulting from accidents during normal operations; and

•	blowouts, cratering and explosions.

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

Ownership of property

      The majority of our ownership interest in exploration and production properties are held as working interests in oil and gas leaseholds.

Other information

      In 1993, Exploration & Production conveyed a net profits interest in certain of its properties to the Williams Coal Seam Gas Royalty Trust. Substantially all of the production attributable to the properties conveyed to the trust was from the Fruitland coal formation and constituted coal seam gas. Williams subsequently sold trust units to the public in an underwritten public offering and retained 3,568,791 trust units representing 36.8 percent of outstanding trust units. During 2000, we sold all of our trust units as part of a

Section 29 tax credit transaction, in which Williams retained an option to repurchase the units. Williams registered the units with the SEC and had been repurchasing the units and reselling the units on the open market from time to time. In June 2003, Williams repurchased the remaining 2,408,791 trust units covered by the repurchase option. As of March 1, 2004, Williams has beneficial ownership in 2,166,891 trust units.

      In March 2001, Williams Production Company LLC transferred certain interests in coal seam gas properties located in the San Juan Basin of New Mexico and Colorado to a third party. These properties are burdened by net profits interests held by the Williams Coal Seam Gas Royalty Trust. Williams Production Company exercised its right to repurchase the underlying properties pursuant to the original purchase and sale agreement. This repurchase of the underlying properties by Williams Production Company LLC was completed in May 2003 and effective January 1, 2003.

      In May 2000, Williams Production Company LLC transferred certain interests in coal seam gas properties located in the San Juan Basin of New Mexico to a third party. Williams exercised its right to repurchase these certain interests pursuant to the original purchase and sale agreement. The repurchase of these interests by Williams Production Company LLC was effective January 1, 2003.

International exploration and production interests

      We also have investments in international oil and gas interests. We own approximately a 69 percent interest in APCO Argentina Inc., an oil and gas exploration and production company with operations in Argentina, whose securities are traded on the NASDAQ stock market. APCO Argentina’s principal business is its 52.9 percent interest in the Entre Lomas concession in southwest Argentina. It also owns a 82.0 percent interest in the Canadon Ramirez concession, a 50 percent interest in the Capricorn Exploration Permit and a 1.5 percent interest in the Acambuco concession. We also own a direct 1.5 percent interest in Acambuco through our Northwest Argentina subsidiary. In Venezuela, we own a 10 percent interest in the La Concepcion area, located in Western Venezuela, near Lake Maracaibo. If combined with our domestic proved reserves, these interests would make up 7.3 percent of our total proved reserves.

Midstream

Midstream overview

•	We own and operate gas gathering, treating and processing facilities within the western states of Wyoming, Colorado, and New Mexico and the onshore and offshore shelf and deepwater areas in and around the Gulf Coast states of Texas, Alabama, Mississippi, and Louisiana including ownership and operation of approximately 8,500 miles of gathering lines, nine natural gas processing plants (one of which is partially owned), and eight natural gas treating plants within the United States. In addition to these natural gas assets, we own and operate two crude oil pipelines totaling over 150 miles of pipeline.

•	We own interests in and/or operate natural gas liquids fractionation and storage assets in central Kansas and southern Louisiana.

•	We own a 41.67 percent interest and operate an ethylene production, storage and transportation complex and a 100 percent interest and operate olefin extraction assets within Louisiana.

•	We own and/or operate three natural gas processing plants (one partially owned), a liquid extraction plant, and an olefin fractionation facility within Alberta, Canada. We intend to sell certain of our Canadian assets.

•	We have ownership interests in various Venezuelan midstream energy assets.

Midstream details

      Our Midstream segment, one of the nation’s largest natural gas gatherers and processors, has primary service areas concentrated in the major producing basins of San Juan, Wyoming, the Gulf Coast, Venezuela and Canada. Our businesses — gathering, treating, processing, fractionation, storage and transportation — fall within the middle of the process of taking natural gas from the wellhead to the consumer. Natural Gas Liquids (NGLs), ethylene and propylene are produced at our plants. These products are used primarily for the manufacture of plastics, home heating and refinery feedstock.

      Although much of our gas services are performed for a volumetric-based fee, a portion of our gas processing contracts are commodity-based and include two distinct types of commodity exposure. The first type includes “Keep Whole” processing contracts whereby we receive the liquids extracted and replace the lost heating value with natural gas. Under these contracts, we are exposed to the spread between NGLs and natural gas prices. The second type consists of “Percent of Liquids” contracts whereby we receive a portion of the extracted liquids with no exposure to the price of natural gas. Under these contracts, we are only exposed to NGL price movements.

      Key variables for our business will continue to be (1) the revenue growth associated with additional infrastructure recently completed in late 2003 and planned for 2004 in the deepwater portion of the Gulf of Mexico, (2) the execution of our remaining planned asset sales, and (3) the commodity prices impacting our commodity-based processing activities. With increased fee-based business in the deepwater and the planned sale of our Canadian liquids extraction plants, our exposure to commodity prices is expected to decline in future periods.

Domestic gathering and processing

      Geographically, our natural gas assets are positioned to maximize commercial and operational synergies. For example, most of our offshore gathering and processing assets attach and condition natural gas supplies to the Williams’ Transco pipeline. Also, our gathering and processing facilities in the San Juan Basin handle about 80 percent of our Exploration & Production group’s wellhead production in this basin. Several of our western gathering systems serve as critical sources of supply for Williams’ Northwest Pipeline customers. We gather the largest volume of gas in the San Juan Basin. We produce approximately one-half of the natural gas liquids coming out of Wyoming and we gather 40 percent of the gas produced in the western Gulf of Mexico.

      We own and/or operate domestic gas gathering and processing assets primarily within the western states of Wyoming, Colorado and New Mexico, and the onshore and offshore shelf and deepwater areas in and around the Gulf Coast states of Texas, Louisiana, Mississippi and Alabama. These assets consist of approximately 8,500 miles of gathering pipelines with a capacity in excess of 7.9 billion cubic feet per day (including certain gathering lines owned by Transco but operated by Midstream), 9 processing plants (one partially owned) and 8 natural gas treating plants with a combined daily inlet capacity in excess of 5.3 billion cubic feet per day. In addition to these natural gas assets, we own and operate two crude oil pipelines totaling over 150 miles with a capacity of more than 160,000 barrels per day. This includes our recently completed Alpine crude oil pipeline in the deepwater Gulf of Mexico that serves the Kerr McGee-operated Gunnison field.

      Included in the natural gas assets listed above are the assets of Discovery Producer Services LLC and its subsidiary Discovery Gas Transmission Services LLC (Discovery). We own a 50 percent interest in Discovery and operate its facilities. Discovery’s assets include a cryogenic natural gas processing plant near Larose, Louisiana, a natural gas liquids fractionator plant near Paradis, Louisiana and an offshore natural gas gathering and transportation system.

Gulf Coast petrochemical and olefins

      In southern Louisiana, we provide customers in the petrochemical industry a full suite of products and services. These operations include a 42 percent interest in a 1.3 billion pound per year ethylene production, storage and transportation complex in Geismar, Louisiana. Also, our Gulf Liquids New River LLC (Gulf Liquids) business consists of two refinery off-gas processing facilities, an olefinic fractionator and propylene splitter and connecting pipeline system. During 2003, we announced our intention to sell Gulf Liquids and we continue to market for sale certain of the petrochemical pipeline and storage assets located in Geismar, Louisiana with the expectation that these assets will be sold in the first half of 2004.

Venezuela

      Our Venezuelan investments involve gas compression recovery and gas gathering and processing operations. We own controlling interests in three gas compressor facilities. These facilities help stabilize the reservoir and enhance the recovery of crude oil by re-injecting natural gas at high pressures. We also own a 49.25 percent interest in two 400 MMcf/d natural gas liquids extraction plants, a 50,000 barrels per day natural gas liquids fractionation plant and associated storage and refrigeration facilities.

      Our compression facilities provide roughly 70 percent of the gas injections in eastern Venezuela. These injections allow our sole customer, Petroleos de Venezuela S.A. (PDVSA) to freely produce approximately 500,000 barrels of oil per day, which is roughly 50 percent of PDVSA’s eastern crude oil production.

      Prior to 2003, our Venezuelan operations included an operations contract for an oil loading and storage facility. We operated these facilities on behalf of PDVSA, the owner of these facilities. In December 2002, we were removed as operator of these facilities in connection with the nationwide strike within Venezuela. We are presently in arbitration with PDVSA regarding the termination of this contract.

Canada

      Our Canadian operations include three natural gas straddle plants (one partially owned) in Alberta, Canada, a liquids extraction plant located near Ft. McMurray, Alberta and an olefin fractionation facility near Edmonton, Alberta. Our interests in these straddle plants are capable of processing more than 5.5 billion cubic feet of gas per day. The facilities located at Ft. McMurray and near Edmonton, extract olefin liquids from the off-gas produced from oil sands and then fractionate, treat, store and terminal the propane and propylene recovered from this process. We continue to be the largest gas processor and ethane producer in Canada, the only olefins fractionator in Western Canada, and the only processor of oil sands off-gas.

      During 2003, we announced two separate sales related to our Canadian assets. We closed the sale of our West Stoddart natural gas processing plant to Canadian Natural Resources Limited on August 1, 2003. On September 30, 2003, we closed on the sale of our natural gas liquids fractionation, storage and distribution system in Redwater, Alberta to Provident Energy Trust. We continue to market for sale our natural gas straddle plants with the expectation of selling these assets before the end of 2004 and intend to retain our Ft. McMurray liquids extraction plant and our olefin fractionation, storage and distribution facility in Redwater, Alberta.

Other

      We own interests in and/or operate natural gas liquid fractionation and storage assets. These assets include two partially owned natural gas liquid fractionation facilities near McPherson, Kansas and Baton Rouge, Louisiana that have a combined capacity in excess of 160,000 barrels per day. We also own approximately 20 million barrels of natural gas liquid storage capacity in central Kansas.

      We also own a 14.6 percent interest in Aux Sable Liquid Products LP, which owns and operates a natural gas liquids extraction and fractionation facility located in the Village of Channahon, Illinois. Natural gas delivered from the Alliance Pipeline System is processed at the plant before it is redelivered to the Alliance shippers at downstream interconnecting pipelines. The recovered liquids are sold in the U.S. Midwest and Canada.

Expansion projects

Gathering and processing — Wyoming expansion

      We have been selected by Shell Exploration & Production Company affiliates to process their incremental natural gas production from the Pinedale Anticline in southwestern Wyoming. To accommodate the projected volumes, a fourth cryogenic processing train is being added to our existing gas plant in Opal, Wyoming. The new train has a processing capacity of 350 MMcf/d and is capable of extracting more than 7,000 barrels of natural gas liquids.

      Willbros Mt. West, a business unit of Willbros Group, Inc., an unaffiliated third party, funded the new train, which will be commissioned in the first quarter of 2004. Willbros will own the new train and we will operate it under an operating and processing agreement. This project will boost Opal’s overall processing capacity from 750 MMcf/d to more than 1.1 billion cubic feet per day, with the ability to recover in excess of 50,000 barrels per day of NGL products.

      As our scale increases at Opal, our per unit operating and capital costs will go down, which should increase the value of these operations. The fourth train also allows us to provide the most reliable and flexible services available to producers in the area.

Gathering and processing — deepwater projects

      The deepwater Gulf continues to be an attractive growth area for our Midstream business. Investments like our Alpine pipeline and Devils Tower production facilities continue to increase our fee-based business and our scale in the Gulf.

      Our Devils Tower project, a floating production system and associated pipelines built to initially serve Dominion Exploration and Production’s Devils Tower discovery in Mississippi Canyon Block 773, is scheduled to be in service in the second quarter of 2004. The facility is located about 180 miles southeast of New Orleans in a water depth of 5,610 feet. This project required us to construct and own a floating production facility, a 90-mile gas pipeline and a 120-mile oil pipeline to handle the production from the Devils Tower discovery. The oil will be transported to ChevronTexaco’s Empire Terminal in Plaquemines Parish, Louisiana. The gas will be delivered into Transco’s pipeline, and processed at our Mobile Bay Plant to recover the natural gas liquids. The estimated capital costs including capitalized interest for this project is approximately $512 million.

      Our new 18-inch oil pipeline, Alpine, became operational on December 14, 2003 and has a capacity of transporting an estimated 84,000 barrels of oil per day. The pipeline extends 96 miles from Garden Banks Block 668 in the central Gulf of Mexico to our shallow-water platform at Galveston Area Block A244. From the platform, the oil is delivered onshore through ExxonMobil’s Hoover Offshore Oil Pipeline System under a joint tariff agreement. The initial oil production is coming from the Gunnison field, which is located in 3,150 feet of water and operated by Kerr-McGee Oil & Gas Corp., a wholly owned affiliate of Kerr-McGee Corporation.

Customers and operations

      Our domestic gas gathering and processing customers are generally natural gas producers who have proved and/or producing natural gas fields in the areas surrounding our infrastructure. During 2003, these operations gathered gas for over 200 customers and processed gas for approximately 100 customers. Our top four gathering and processing customers accounted for about one-third (1/3) of our domestic gathering revenue and processing gross margin. Our gathering and processing agreements are generally long-term agreements.

      In addition to our gathering and processing operations, we also market natural gas liquids and petrochemical products to a wide range of users in the energy and petrochemical industries. We provide these products to third parties from the production at our domestic facilities. The majority of domestic sales are based on supply contracts of less than one-year in duration. Our Canadian operations sell the ethane produced from the Canadian facilities to third party end users and the plant operator markets the remainder of the products. Our Canadian ethane sales contracts are typically long-term in nature.

      Our Venezuelan assets were constructed and are currently operated for the exclusive benefit of PDVSA, the state owned petroleum corporation of Venezuela. The significant contracts are 20 years in duration with revenues based on a combination of fixed capital payments, throughput volumes, and in the case of one of the gas compression facilities, a minimum throughput guarantee. During December 2002 and early 2003, a countrywide strike took place within Venezuela that resulted in significant political instability and a volatile economic environment. The Venezuelan economic and political environment remains fluid and volatile, but did not significantly impact the operations and cash flows of our facilities during 2003. However, PDVSA took over operations of its oil terminaling facility, which actions are the subject of arbitration between the parties. The ultimate impact of the economic and political instability on our Venezuelan operations will depend upon the duration of the instability as well as our ability to enforce certain contract provisions with PDVSA.

Financial & operating statistics

      The following table summarizes our significant operating statistics for Midstream:

	2003	2002	2001

Volumes(1):
Domestic Gathering (trillion British Thermal Units)	2,207	2,108	2,174
Domestic Natural Gas Liquid Production (mbbls/d)(2)	129	135	122
Canadian Natural Gas Liquid Production (mbbls/d)(2)(4)	120	135	131
Deepwater Gas Gathering (trillion BTUs)(3)	282	147	31
Deepwater Oil Gathering (mbbls/d)(2)	68	24	0

(1)	Excludes volumes associated with partially owned assets that are not consolidated for financial reporting purposes.

(2)	Annual Average mbbls/d (thousand barrels per day).

(3)	Deepwater volumes are included in the Domestic Gathering volumes listed above.

(4)	2001 and 2002 NGL Production volumes have been restated to reflect asset sales.

Regulatory and environmental matters

      Under the Natural Gas Act (NGA), gathering and processing facilities and services are generally not subject to the regulatory authority of the FERC. Onshore gathering is reserved to the states and offshore gathering is subject to the Outer Continental Shelf Lands Act (OCSLA).

      Of the states where Midstream operates, currently only Kansas, Oklahoma and Texas actively regulate gathering activities. Those states regulate gathering through complaint mechanisms under which the state commission may resolve disputes involving an individual gathering arrangement. Although gathering facilities located offshore are not subject to the NGA, some controversy exists as to how the FERC should determine whether offshore facilities function as gathering. These issues are currently before the FERC and appellate courts. Most gathering facilities offshore are subject to the OCSLA, which provides in part that outer continental shelf pipelines “must provide open and nondiscriminatory access to both owner and non-owner shippers.”

      Midstream’s business operations are subject to various federal, state, and local environmental and safety laws and regulations. The Discovery and other pipeline systems are subject to FERC regulation common to interstate gas transmission. Midstream’s liquid pipeline operations are subject to the provisions of the Hazardous Liquid Pipeline Safety Act. Certain of our pipelines also file tariff rates covering intrastate movements with various state commissions. The United States Department of Transportation has prescribed safety regulations for common carrier pipelines. The pipeline systems are subject to various state laws and regulations concerning safety standards, exercise of eminent domain, and similar matters. The Kansas Department of Health and Environment (KDHE) has adopted new regulations to govern underground storage in Kansas, which will require additional equipment and testing for Midstream’s storage operations in Kansas.

      Our remaining Midstream Canadian assets are regulated by the Alberta Energy & Utilities Board (AEUB) and Alberta Environment. The regulatory system for the Alberta oil and gas industry incorporates a large measure of self-regulation, providing that licensed operators are held responsible for ensuring that their operations are conducted in accordance with all provincial regulatory requirements. For situations in which non-compliance with the applicable regulations is at issue, the AEUB and Alberta Environment have implemented an enforcement process with escalating consequences.

Competition

      The gathering and processing business is a regional business with varying competitive factors in each basin. Our gathering and processing business competes with other midstream companies, interstate and intrastate pipelines, master limited partnerships (MLP), producers and independent gatherers and processors. We primarily compete with five to ten companies across all basins in which we provide services. Our focus is to provide our customers with reliable service at a competitive price.

      Numerous factors impact any given customer’s choice of a gathering or processing services provider, including rate, location, term, timeliness of well connections, pressure obligations and the willingness of the provider to process for either a fee or for liquids taken in-kind. Our gathering and processing services are generally covered by long-term contracts with applicable acreage or reserve dedications. The active drilling programs near our relatively large positions in the San Juan Basin, Wyoming area and Gulf Coast Region are indicators that demand for future gathering and processing infrastructure and services should continue.

Ownership of property

      We typically own our gathering and processing facilities. We construct and maintain gathering pipeline systems pursuant to rights-of-way, easements, permits, licenses, and consents on and across properties owned by others. Some portion of the compression equipment used to lower field pressures to the natural gas wells that we gather are leased. The compressor stations and gas processing and treating facilities are located in whole or in part on lands owned by our subsidiaries or on sites held under leases or permits issued or approved by public authorities.

Other

        At year end, we owned approximately 32% of Longhorn Partners Pipeline, L.P. (Longhorn) which owns a refined petroleum products pipeline form Houston, Texas to El Paso, Texas. During February 2004, we participated in a recapitalization plan completed by Longhorn following which, our subsidiaries, Longhorn Enterprises of Texas, Inc. (LETI) and Williams Petroleum Services, LLC (WPS), together own, directly or indirectly, approximately 94.7% of the Class B Interests in Longhorn Pipeline Investors, LLC (Pipeline Investors) and approximately 22.7% of the Common Interests therein. Pipeline Investors now indirectly owns Longhorn. The recapitalization provided the funds necessary to complete final construction and start-up of the pipeline and operations are expected to commence by mid-year 2004. As part of the recapitalization, LETI sold a portion of its limited partner interests in Longhorn for $11.4 million, and LETI and WPS sold a portion of the debt owed to them individually by Longhorn for approximately $58 million. In addition, in exchange for the Common Interests described above, LETI contributed the remaining balance of its limited partnership interests, and WPS contributed all of its general partnership interests in the general partner of Longhorn. LETI and WPS also exchanged the remaining debt owed by Longhorn for the Class B Interests described above. The Class B Interests are preferred interests but subordinate to the new investors, preferred interests, and the Common Interests are subordinate to both.

Additional business segment information

      Our ongoing business segments are accounted for as continuing operations in the accompanying financial statements and notes to financial statements included in Part II. Assets announced to be sold are also included in continuing operations until such time that they qualify for treatment as “discontinued operations” under GAAP.

      Our Petroleum Services segment is now reported within Other as a result of the Alaska refinery and related assets being reflected as discontinued operations. Our Other segment consists of corporate operations and certain continuing operations previously reported with the International and Petroleum Services segments.

      Other assets sold in 2003 or subject to an approved sale have also been reclassified in accordance with GAAP, from their traditional business segment to “Discontinued Operations” in the accompanying financial statements and notes to financial statements included in Part II.

      Our corporate parent company performs certain management, legal, financial, tax, consultative, administrative and other services for our subsidiaries

      Our principal sources of cash are from external financings, dividends and advances from our subsidiaries, investments, payments by subsidiaries for services rendered, interest payments from subsidiaries on cash advances and net proceeds from asset sales. The amount of dividends available to us from subsidiaries largely depends upon each subsidiary’s earnings and operating capital requirements. The terms of many of our subsidiaries’ borrowing arrangements limit the transfer of funds to us.

      We believe that we have adequate sources and availability of raw materials and commodities for existing and anticipated business needs. With the deterioration of our credit ratings, we now must provide additional margin, adequate assurance and pre-pay for gas supplies to support our energy commodity operations. Our pipeline systems are all regulated in various ways resulting in the financial return on the investments made in the systems being limited to standards permitted by the regulatory agencies. Each of the pipeline systems has ongoing capital requirements for efficiency and mandatory improvements, with expansion opportunities also necessitating periodic capital outlays.

ENVIRONMENTAL MATTERS

      In addition to the environmental matters included in the business segment discussions above, a description of environmental claims is included in Note 16 of our Notes to Consolidated Financial Statements and is incorporated herein by reference.

EMPLOYEES

      At March 1, 2004, we had approximately 4,800 full-time employees including 1,819 at the corporate level, 250 at Power, 1,449 at Gas Pipeline, 317 at Exploration & Production, and 965 at Midstream. None of our employees are represented by unions or covered by collective bargaining agreements. We expect further workforce reductions in 2004 as a result of further cost reduction efforts and asset sales.

FORWARD LOOKING STATEMENTS/ RISK FACTORS AND CAUTIONARY STATEMENT

FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain matters discussed in this annual report, excluding historical information, include forward-looking statements — statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

      All statements, other than statements of historical facts, included in this Form 10-K which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, such things as:

•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	business strategy;

•	estimates of proved gas and oil reserves;

•	reserve potential;

•	development drilling potential; and

•	power and gas prices and demand.

      These statements are based on certain assumptions and analysis made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

      These risks and uncertainties include:

•	general economic and market conditions;

•	changes in laws or regulations;

•	continued availability of capital and financing; and

•	other factors, most of which are beyond our control.

      Events in 2002 significantly impacted the risk environment all businesses face and raised a level of uncertainty in the capital markets that has approached that which lead to the general market collapse of 1929. Beliefs and assumptions as to what constitutes appropriate levels of capitalization and fundamental value have changed abruptly. The collapse of Enron and the energy industry is a new reality that has had and will likely continue to have specific impacts on all companies, including us.

RISK FACTORS

      You should carefully consider the following risk factors in addition to the other information in this annual report. Each of these factors could adversely affect our business, operating results, and financial condition as well as adversely affect the value of an investment in our securities.

Risks related to our business

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

      To lower our financial exposure related to commodity price and market fluctuations, we have entered into contracts to hedge certain risks associated with our assets and operations, including our long-term tolling agreements. In these hedging activities, we have used fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible. Substantial declines in market liquidity, however, as well as deterioration of our credit, and termination of existing positions (due for example to credit concerns) have greatly limited our ability to hedge risks identified and have caused previously hedged positions to become unhedged. To the extent we have unhedged positions, fluctuating commodity prices could cause our net revenues and net income to be volatile.

      Some of the hedges of our tolling contracts are more effective than others in reducing economic risk and creating future cash flow certainty. For example, we may resell our rights under a tolling contract through a forward contract, which has terms that match those of the tolling contract. This type of forward contract would be very effective at hedging not only the commodity price risk but also the volatility risk inherent in the tolling contract. However, this forward contract would not hedge the tolling contract’s counterparty credit or performance risk. A default by the tolling contract counterparty could result in a future loss of economic value and a change in future cash flows. Other economic hedges of the tolling contract, including full requirements contracts, forward physical commodity contracts and financial swaps and futures, could also effectively hedge the commodity price risk of a tolling contract. However, these types of contracts would be less effective or ineffective in hedging the volatility risk associated with the tolling contract because they do not possess the same optionality characteristics as the tolling contract. These other contracts would also be ineffective in hedging counterparty credit or performance risk.

      The impact of changes in market prices for natural gas on the average gas prices received by us may be reduced based on the level of our hedging strategies. These hedging arrangements may limit our potential gains if the market prices for natural gas were to rise substantially over the price established by the hedge. In addition, our hedging arrangements expose us to the risk of financial loss in certain circumstances, including instances in which:

•	production is less than expected;

•	a change in the difference between published price indexes established by pipelines in which our hedged production is delivered and the reference price established in the hedging arrangements is such that we are required to make payments to our counterparties; or

•	the counterparties to our hedging arrangements fail to honor their financial commitments.

Electricity, natural gas liquids and gas prices are volatile and this volatility could adversely affect our financial results, cash flows, access to capital and ability to maintain existing businesses.

      Our revenues, operating results, profitability, future rate of growth and the value of our power and gas businesses depend primarily upon the prices we receive for natural gas and other commodities. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.

      Historically, the markets for these commodities have been volatile and they are likely to continue to be volatile. Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty and other factors that are beyond our control, including:

•	worldwide and domestic supplies of electricity, natural gas, petroleum, and related commodities;

•	turmoil in the Middle East and other producing regions;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	increased volatility in the natural gas markets in light of continuing uncertainty surrounding regulatory proceedings and proposed regulations;

•	the overall economic environment; and

•	the credit of participants in the markets where products are bought and sold.

      These factors and the volatility of the energy markets make it extremely difficult to predict future electricity and gas price movements with any certainty. Further, electricity and gas prices do not necessarily move in tandem.

We might not be able to successfully manage the risks associated with selling and marketing products in the wholesale energy markets.

      Our portfolios consist of wholesale contracts to buy and sell commodities, including contracts for electricity, natural gas, natural gas liquids and other commodities that are settled by the delivery of the commodity or cash throughout the United States. If the values of these contracts change in a direction or manner that we do not anticipate or cannot manage, we could realize material losses from our marketing. In the past, certain marketing and trading companies have experienced severe financial problems due to price volatility in the energy commodity markets. In certain instances this volatility has caused companies to be unable to deliver energy commodities that they had guaranteed under contract. In such event, we might incur additional losses to the extent of amounts, if any, already paid to, or received from, counterparties. In addition, in our businesses, we often extend credit to our counterparties. Despite performing credit analysis prior to extending credit, we are exposed to the risk that we might not be able to collect amounts owed to us. If the counterparty to such a financing transaction fails to perform and any collateral that secures our counterparty’s obligation is inadequate, we will lose money.

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

Risks related to legal proceedings and governmental investigations

We might be adversely affected by governmental investigations and any related legal proceedings related to our power business.

      Public and regulatory scrutiny of the energy industry and of the capital markets has resulted in increased regulation being either proposed or implemented. Such scrutiny has also resulted in various inquiries, investigations and court proceedings.

      Such inquiries, investigations and court proceedings are ongoing and continue to adversely affect our business as well as the energy trading business as a whole. We might see these adverse effects continue as a result of the uncertainty of these ongoing inquiries or additional inquiries by federal or state regulatory agencies. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways.

Risks affecting our strategy and financing needs

Our ability to timely divest our wholesale power and energy trading business may be dependent on factors outside of our control.

      In June 2002, we announced our intention to exit the wholesale power and energy trading business and divest our trading portfolio. Our ability to do so in a timely manner may be subject to circumstances outside of our control, such as our ability to attract a creditworthy buyer for the portfolio, reduced market activity, market conditions and creditworthiness of counterparties to the contracts in the trading portfolio. Liquidation or divestiture of all or parts of our wholesale power and energy trading business may require that we liquidate contracts or assets at a value that is less than our carrying value or the value we would expect to receive if we retained the benefits of those contracts.

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

Because we no longer maintain investment grade credit ratings, our counterparties have required us to provide higher amounts of credit support which raises our cost of doing business.

      Our transactions in each of our businesses require greater credit assurances, both to be given from, and received by, us to satisfy credit support requirements. Additionally, certain market disruptions or a further downgrade of our credit rating might further increase our cost of borrowing or further impair our ability to access one or any of the capital markets. Such disruptions could include:

•	further economic downturns;

•	capital market conditions generally;

•	market prices for electricity and natural gas;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies; or

•	the overall health of the energy industry, including the bankruptcy or insolvency of other energy companies.

Despite our restructuring efforts, we may not attain investment grade ratings.

      Credit rating agencies perform independent analysis when assigning credit ratings. Given the significant changes in capital markets and the energy industry over the last few years, credit rating agencies continue to review the criteria for attaining investment grade ratings. Our goal is to attain investment grade ratings. However, there is no guarantee that the credit rating agencies will assign us investment grade ratings once we meet or exceed their criteria for investment grade ratings.

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

      On November 25, 2003, the FERC issued a final rule, Order No. 2004, that adopted new standards of conduct for transmission providers to follow when dealing with their energy affiliates. Order No. 2004 may require substantial changes to our internal leadership structure that may have an adverse impact on our ability to effectively run our business. Our transmission providers must comply with the new standards of conduct and post procedures on the internet indicating how they will do so by June 1, 2004. The precise scope of the new rule is unclear and clarification has been requested from FERC. That clarification may not be received until after the June 1 deadline, and so the new procedures we implement to meet the standards of Order No. 2004 may not be adequate in spite of our efforts to comply with the new rule.

Our revenues might decrease if we are unable to gain adequate, reliable and affordable access to transmission and distribution assets due to the FERC and regional regulation of wholesale market transactions for electricity and gas.

      We depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity and natural gas we buy and sell in the wholesale market. If transmission is disrupted, if capacity is inadequate, or if credit requirements or rates of such utilities or energy companies are increased, our ability to sell and deliver products might be hindered. The FERC has issued power transmission regulations that require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. Although these regulations are designed to encourage competition in wholesale market transactions for electricity, some companies have failed to provide fair and equal access to their transmission systems or have not provided sufficient transmission capacity to enable other companies to transmit electric power. We cannot predict whether and to what extent the industry will comply with these initiatives, or whether the regulations will fully accomplish the FERC’S objectives.

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

      Our results are likely to be affected by differences in the market and transmission regulatory structures in various regional power markets. Problems or delays that might arise in the formation and operation of new regional transmission organizations (RTOs) might restrict our ability to sell power produced by our generating capacity to certain markets if there is insufficient transmission capacity otherwise available. The rules governing the various regional power markets might also change from time to time which could affect our costs or revenues. Because it remains unclear which companies will be participating in the various regional power markets, or how RTOs will develop and evolve or what regions they will cover, we are unable to assess fully the impact that these power markets might have on our business.

Our gas sales, transmission, and storage operations are subject to government regulations and rate proceedings that could have an adverse impact on our ability to recover the costs of operating our pipeline facilities.

      Our interstate gas sales, transmission, and storage operations conducted through our Gas Pipelines business are subject to the FERC’s rules and regulations in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC’s regulatory authority extends to:

•	transportation and sale for resale of natural gas in interstate commerce;

•	rates and charges;

•	construction;

•	acquisition, extension or abandonment of services or facilities;

•	accounts and records;

•	depreciation and amortization policies; and

•	operating terms and conditions of service.

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

Risks related to environmental matters

We could incur material losses if we are held liable for the environmental condition of any of our assets or divested assets, which could include losses that exceed our current expectations.

      We are generally responsible for all on-site liabilities associated with the environmental condition of our facilities and assets, which we have acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In addition, in connection with certain acquisitions and sales of assets, we might obtain, or be required to provide, indemnification against certain environmental liabilities. If we incur a material liability, or the other party to a transaction fails to meet its indemnification obligations to us, we could suffer material losses. If a purchaser of one of our divested assets incurs a liability due to the environmental condition of the divested asset, we may have a contractual obligation to indemnify that purchaser or otherwise retain responsibility for the environmental condition of the divested asset. We may also have liability for the environmental condition of divested assets under applicable federal or state laws and regulations. Changes to applicable laws and regulations, or changes to their interpretation, may increase our liability. Environmental conditions of divested assets may not be covered by insurance. Even if environmental conditions are covered by insurance, policy conditions may not be met.

      We make assumptions and develop expectations about possible liability related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change. Our assumptions and expectations are also based on available information. If more information becomes available to us, our assumptions may change. Any of these changes may result in not only increased risk related to one or more of our assets, but material losses in excess of current estimates.

Environmental regulation and liability relating to our business will be subject to environmental legislation in all jurisdictions in which it operates, and any changes in such legislation could negatively affect our results of operations.

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

      Compliance with environmental legislation will require significant expenditures, including expenditures for compliance with the Clean Air Act and similar legislation, for clean up costs and damages arising out of contaminated properties, and for failure to comply with environmental legislation and regulations which might result in the imposition of fines and penalties. The steps we take to bring certain of our facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.

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

Risks relating to accounting standards

Potential changes in accounting standards might cause us to revise our financial results and disclosure in the future, which might change the way analysts measure our business or financial performance.

      Recently discovered accounting irregularities in various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent auditors and retirement plan practices. Because it is still unclear what laws or regulations will develop, we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in our operations specifically.

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

Our drilling, production, gathering, processing and transporting activities involve numerous risks that might result in accidents and other operating risks and costs.

      Our operations are subject to all of the risks and hazards typically associated with the exploitation, development and exploration for, and the production and transportation of oil and gas. These operating risks include, but are not limited to:

•	blowouts, cratering and explosions;

•	uncontrollable flows of oil, natural gas or well fluids;

•	fires;

•	formations with abnormal pressures;

•	pollution and other environmental risks; and

•	natural disasters.

      In addition, there are inherent in our gas gathering, processing and transporting properties a variety of hazards and operating risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.

      Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers. For example, the 26 inch segment of Northwest Pipeline from Sumas to Washougal, Washington was idled in 2003 after a line break associated with stress corrosion cracking (SCC). Efforts are underway to determine what measures are required to restore the capacity reduction resulting from the line break and satisfy customer needs. SCC is caused by a specific combination of stress and exposure to environmental factors such as soil acidity, moisture, and electro chemical properties that occurs in older pipelines. This type of corrosion cracking is a very complex technical phenomenon and, while the industry is making progress in developing methods to predict and identify SCC, there are still many unknowns. An integrity assessment of Northwest Pipeline’s 26 inch segment is under way.

      Potential customer impact arising from the 2003 line break on Northwest Pipeline in particular may include potential shortages in Northwest Pipeline’s ability to satisfy customer requirements, obligations to provide reservation charge credits to customers in times of constrained capacity, and solicitation of existing Northwest Pipeline customers by others for potential new pipeline projects that would compete directly with Northwest Pipeline. The size of reservation charge credits in particular is sensitive to actual market requirements and difficult to predict. From a market and rate recovery standpoint, it will be critical for Northwest Pipeline to expedite its response to the diminished capacity arising out of the 2003 line break. Critical to the ability to respond will be regulatory approval of any such response plan by the Department of Transportation — Office of Pipeline Safety and the Washington Utilities and Transportation Commission. Such approvals will be subject to the same uncertainty inherent in any government approval process.

Compliance with the Pipeline Safety Improvement Act may result in unanticipated costs and consequences.

      Implementation of new Pipeline Safety Improvement Act (PSIA) regulations requires us to implement an Integrity Management Plan (IMP) for our gas transmission pipelines by December 2004. As part of the IMP, we must identify High Consequence Areas (HCA) through which our pipelines run. Although our investigations are ongoing, we believe that certain segments of our pipelines will be determined to run through HCAs. An HCA is defined by the rule as an area where the potential consequence of a gas pipeline accident may be significant or do considerable harm to people or property. Designing and implementing the IMP and identifying HCA’s could result in significant additional costs. There is always the possibility that the assessments related to the IMP would reveal an unexpected condition for which remedial action would be required.

Estimating reserves and future net revenues involves uncertainties and negative revisions to reserve estimates, and oil and gas price declines may lead to impairment of oil and gas assets.

      Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The process relies on interpretations of available geological, geophysical, engineering and production data. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of developmental expenditures, including many factors beyond the control of the producer. The reserve data included in this Form 10-K represent estimates. In addition, the estimates of future net revenues from our proved reserves and the present value of such estimates are based upon certain assumptions about future production levels, prices and costs that may not prove to be correct over time.

      Quantities of proved reserves are estimated based on economic conditions in existence during the period of assessment. Lower oil and gas prices may have the impact of shortening the economic lives of certain fields because it becomes uneconomic to produce all recoverable reserves on such fields, which reduces proved property reserve estimates.

      If negative revisions in the estimated quantities of proved reserves were to occur, it would have the effect of increasing the rates of depreciation, depletion and amortization on the affected properties, which would decrease earnings or result in losses through higher depreciation, depletion and amortization expense. The revisions may also be sufficient to trigger impairment losses on certain properties which would result in a further non-cash charge to earnings. Although unlikely, the revisions could also affect the evaluation of Exploration & Production’s goodwill for impairment purposes.

Other risks

The threat of terrorist activities and the potential for continued military and other actions could adversely affect our business.

      The continued threat of terrorism and the impact of continued military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for natural gas, which could affect the market for our gas operations. In addition, future acts of terrorism could be directed against companies operating in the United States, and it has been reported that terrorists might be targeting domestic energy facilities. While we are taking steps that we believe are appropriate to increase the security at locations where our energy assets are located, there is no assurance that we can completely secure our locations or to completely protect them against a terrorist attack. These developments have subjected our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business. In particular, we might experience increased capital or operating costs to implement increased security for our energy assets.

Historic performance of our exploration and production business is no guarantee of future performance.

      Performance of our exploration and production business is affected in part by factors beyond our control, such as:

•	regulations and regulatory approvals;

•	availability of capital for drilling projects which may be affected by other risk factors discussed in this report;

•	cost-effective availability of drilling rigs and necessary equipment;

•	availability of cost-effective transportation for products; or

•	market risks already discussed in this report.

      Our success rate for drilling projects in 2003 should not be considered a predictor of future performance. Reserves that are “proven reserves” are those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty are recoverable in future years form known reservoirs under existing economic and operating conditions, but should not be considered as a guarantee of results for future drilling projects.

Our assets and operations can be affected by weather and other natural phenomena.

      Our assets and operations, especially those located offshore, can be adversely affected by hurricanes, earthquakes, tornadoes and other natural phenomena and weather conditions including extreme temperatures.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      See Note 19 of our Notes to Consolidated Financial Statements for amounts of revenues during the last three fiscal years from external customers attributable to the United States and all foreign countries. See Note 19 of our Notes to Consolidated Financial Statements for information relating to long-lived assets during the last two fiscal years, other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights and deferred policy acquisition costs, located in the United States and all foreign countries.

Item 3.	Legal Proceedings

      For information regarding certain proceedings pending before federal regulatory agencies, see Note 16 of our Notes to Consolidated Financial Statements. We are also subject to other ordinary routine litigation incidental to our businesses.

ENVIRONMENTAL MATTERS

      Since 1989, Transco has had studies under way to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests regarding such potential contamination of certain of its sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 2003, Transco had accrued liabilities totaling approximately $28 million for these costs related to these sites.

      Certain of our subsidiaries have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, certain of our subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws.

      Transco previously used lubricating oils containing polychlorinated biphenyls (PCBs) and, although the use of such oils was discontinued in the 1970s, residual PCB contamination has been discovered in equipment and soils at certain gas compressor station sites. Transco has worked closely with the EPA and state regulatory authorities regarding PCB issues, and they have a program to assess and remediate such conditions. Transco has entered into consent orders with the EPA and state agencies to develop screening, sampling and cleanup programs. As of December 31, 2003, much of the work required by such consent orders had been completed. In addition, Transco has commenced negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. Actual costs incurred will depend on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.

      Transco operates facilities in some areas of the country currently designated as non-attainment for certain EPA air quality standards, and it anticipates that during 2004, the EPA may designate additional new non-attainment areas which might impact Transco’s operations. Pursuant to existing non-attainment area requirements and those requirements in EPA’s proposed rules designed to mitigate the migration of ground-level ozone (NOx) in 22 eastern states, Transco is planning installation of air emission controls on existing sources at certain facilities in order to reduce NOx emissions. Transco anticipates that additional facilities may be subject to increased controls within five years. For many of these facilities, Transco is developing more cost effective and innovative compressor engine control designs. The EPA is expected to promulgate additional rules regarding hazardous air pollutants in 2004, which may require Transco to install additional controls. The anticipated additions to Transco’s air emission controls are estimated to cost in the range of $230 million to $260 million. If the EPA designates additional new non-attainment areas in 2004 which impact Transco’s operations, the cost of additions to property, plant and equipment is expected to increase. Transco considers costs associated with compliance with environmental laws and regulations described above to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

      At December 31, 2003, Midstream had accrued liabilities for environmental remediation costs related to its natural gas gathering and processing facilities totaling approximately $12 million.

      In connection with the 1987 sale of the assets of Agrico Chemical Company, we agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At December 31, 2003, we had approximately $9 million accrued for such excess costs. The actual costs incurred will depend on the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

      On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from our pipelines, pipeline systems and pipeline facilities used in the movement of oil or petroleum products, during the period July 1, 1998, through July 2, 2001. In November 2001, we furnished our response. This matter has not become an enforcement proceeding. On March 11, 2004, the Department of Justice (DOJ) invited the new owner of the pipeline to enter into negotiations regarding alleged violations of the Clean Water Act and to sign a tolling agreement. No penalty has been assessed by the

EPA; however, the DOJ stated in its letter that the maximum possible penalties were approximately $22 million for the alleged violations. It is anticipated that by providing additional clarification and through negotiations with the EPA and DOJ, that any proposed penalty will be reduced. We have indemnity obligations to the new owner related to this matter.

      In 2002, Williams Refining & Marketing, LLC (Williams Refining) submitted to the EPA a self-disclosure letter indicating noncompliance with the EPA’s benzene waste “NESHAP” regulations. This unintentional noncompliance had occurred due to a regulatory interpretation that resulted in under-counting the total annual benzene level at the Memphis refinery. Also in 2002, the EPA conducted an all-media audit of the Memphis refinery. On March 4, 2003, we sold the Memphis refinery. In late August 2003, EPA issued its report on the multi-media inspection of this refinery. We have some environmental obligations to the new owner under the sale agreement. The indemnification provisions in the sale agreement for the Memphis refinery provide that the capital improvements are the responsibility of the purchaser and we are responsible for fines or penalties. In 2003, the EPA informed us that it has initiated an enforcement action based on the report. The EPA released its audit report in the fall of 2003. The EPA will likely assess a penalty on Williams Refining due to the benzene waste NESHAP issue, but the amount of any such penalty is unknown. To date, EPA has not sought any certain penalty or injunctive relief, but we expect EPA may seek both. We expect to negotiate with the EPA regarding the multi-media inspection and benzene issues during the first half of 2004.

      In 2002, the Memphis/ Shelby County Health Department (MSCHD) assessed a $100,000 penalty on Williams Refining due to a four-day period in 2001 within which Williams Refining allegedly released excess emissions of sulfur dioxide. We are currently reviewing technical analysis of the emissions tests. Settlement negotiations with the MSCHD and the Tennessee Department of Environment and Conservation are ongoing and are likely to be successful.

      In September 2003, Williams Petroleum Services, LLC (WPL) concluded negotiations with the EPA on a Consent Order. The Consent Order requires us to conduct a phased investigation of identified units at the former Augusta refinery. Costs for the phase I and II investigation will be spread over the next four years and are estimated to be approximately $2.0 million. WPL purchased the Augusta, Kansas refinery, along with other assets, in 1983 from Mobil Oil Corporation, which is now ExxonMobil Corporation. Pursuant to the Contract of Sale, ExxonMobil retained responsibility for certain environmental remediation at the site. The Kansas Department of Health and Environment issued a consent order to ExxonMobil requiring ExxonMobil to remediate the site. ExxonMobil made little progress in complying with that order. We filed a lawsuit against ExxonMobil on October 10, 2003 for contractual, statutory and common law obligations to recover damages and to require ExxonMobil to investigate and remediate environmental conditions at the refinery site.

      In early 2002, Cenex advised us of its intention to proceed with arbitration allocating liability for environmental remediation costs at certain former Thermogas fertilizer sites. Most of these sites are in Iowa. In late 2002, the parties arbitrated the dispute. Effective February 18, 2003, Williams Natural Gas Liquids, Inc. and Cenex executed a settlement and release, which resolves all past, present, future disputes regarding the purchase and sale agreement.

      In 2002, Williams Field Services Company (WFSC) submitted to the Oklahoma Department of Environmental Quality (ODEQ) a self-disclosure of noncompliance with the Dry Trail gas processing facility’s air permit. This unintentional noncompliance had occurred due to operational difficulties with the facility’s flare. WFSC is in negotiations with ODEQ, and the amount of any penalty that ODEQ may assess to WFSC is unknown.

      Williams Power Company, Inc. (WPC), formerly known as Williams Energy Marketing & Trading Company, self-disclosed to the EPA certain issues of noncompliance with EPA’s reformulated gasoline and anti-dumping regulations. WPC continues to negotiate with EPA in good faith to resolve the noncompliance issues. WPC anticipates that any settlement of such issues will require WPC to pay a penalty which at this time the amount is unknown.

      See Note 16 to our Notes to Consolidated Financial Statements for further information regarding environmental matters including indemnification arrangements related to such matters.

OTHER LEGAL MATTERS

      In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, our subsidiary Transco entered into certain settlements with producers, which may require the indemnification of certain claims for additional royalties, which the producers may be required to pay as a result of such settlements. As a result of such settlements, certain producers have sought indemnification from Transco. One producer, Freeport-McMoRan, Inc., filed a lawsuit against Transco on March 30, 1995 in the 19th Judicial District Court in East Baton Rouge, Louisiana in which it asserted damages, including interest calculated through December 31, 2003, of approximately $10 million. The case was tried in 2003 and resulted in a judgment in favor of Transco which the producer has appealed. On November 25, 2003, Transco and another producer, Mobil Producing Texas & New Mexico, Inc., settled a lawsuit filed on August 30, 2000, in the 79th District Court, Brooks County, Texas, in which the producer had asserted damages, including interest, of approximately $8 million. Producers have received and may receive other demands, which could result in additional claims. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the settlement between the producer and Transco.

      On June 8, 2001, fourteen of our entities were named as defendants in a nationwide class action lawsuit which had been pending in the 26th Judicial District Court, Stevens County, Kansas, against other defendants, generally pipeline and gathering companies, for more than one year. The producer plaintiffs alleged that the defendants, including the Williams defendants, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs for which it seeks to recover damages. After the court denied class action certification and while motions to dismiss for lack of personal jurisdiction were pending, on July 29, 2003, the court granted the producers’ motion to amend their petition. The fourth amended petition, which was filed on July 29, 2003, excludes all the Williams defendants except two Midstream subsidiaries. All defendants intend to continue their opposition to class certification.

      In 1998, the DOJ informed us that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against us and certain of our current and former subsidiaries including Central, Kern River, Northwest Pipeline, Williams Gas Pipeline, Transco, Texas Gas, Williams Field Services and Williams Production Company. Mr. Grynberg has also filed claims against approximately 300 other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed against our entities in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against us, to the United States District Court for the District of Wyoming for pre-trial purposes. Grynberg’s measurement claims remain pending against us and the other defendants; the court previously dismissed Grynberg’s royalty valuation claims.

      Between November 2000 and May 2001, several class actions were filed on behalf of California electric ratepayers against California power generators and traders including our subsidiary Power. These lawsuits concern the increase in power prices in California during the summer of 2000 through the winter of 2000-01. The suits claim that the defendants acted to manipulate prices in violation of the California antitrust and business practice statutes and other state and federal laws. Plaintiffs are seeking injunctive relief as well as restitution, disgorgement, appointment of a receiver, and damages, including treble damages. These cases have been consolidated before the San Diego County Superior Court. As part of a comprehensive settlement with the state of California and other parties, including various California water districts, various California cities and counties, and the states of Oregon and Washington, we and the plaintiffs in these suits have resolved these claims. The settlement is final as to the state of California, and, as to the ratepayer plaintiffs, the San Diego Superior Court granted preliminary approval on October 24, 2003, and scheduled a hearing for final approval for June 4, 2004. Numerous other federal investigations regarding California power prices are also underway that involve Power. See Note 11 of our Notes to Consolidated Financial Statements.

      Since January 29, 2002, numerous shareholder class action suits seeking class certification and compensatory damages have been filed in the United States District Court for the Northern District of Oklahoma. The majority of the suits allege that we and our co-defendants, Williams Communications and certain corporate officers and directors of both companies, acted jointly and separately to inflate the stock price of the two companies. Other suits seeking class certification and compensatory damages allege similar causes of action related to a public offering in early January 2002, known as the FELINE PACS offering. This case was filed against us, certain of our corporate officers, all members of our Board of Directors and all of the offerings’ underwriters. In addition, in 2002 class action complaints seeking class certification and compensatory damages were filed in the United States District Court for the Northern District of Oklahoma against us and the members of our Board of Directors under the Employee Retirement Income Security Act (ERISA) by participants in our 401(k) plan based on similar allegations. On July 14, 2003, the court dismissed us and our Board of Directors from these consolidated ERISA class actions, but not our officers or the members of our Benefits and Investment Committees who we might be required to indemnify. The U.S. Department of Labor is also independently investigating our employee benefits plans.

      Williams Alaska Petroleum (WAPI) is actively engaged in administrative litigation being conducted jointly by the FERC and the Regulatory Commission of Alaska concerning the Trans-Alaska Pipeline System (TAPS) Quality Bank. Primary issues being litigated include the appropriate valuation of the naphtha, heavy distillate, vacuum gas oil and residual product cuts within the TAPS Quality Bank as well as the appropriate retroactive effects of the determinations. WAPI’s interest in these proceedings is material as the matter involves claims by crude producers and the State of Alaska for retroactive payments plus interest of up to $180 million in excess of amounts previously paid by WAPI or accrued at December 31, 2003. Because of the complexity of the issues involved, however, the outcome cannot be predicted with any certainty nor can the likely result be quantified. Certain periodic discussions have been held and continue among some of the litigants. Because of the number of parties involved and the diversity of positions, no comprehensive terms have been identified that could be considered probable to achieve final settlement among all parties. The FERC and RCA presiding administrative law judges are expected to render their joint and/or individual initial decision(s) sometime during the second quarter of 2004.

SUMMARY

      While no assurances may be given, we, based on advice of counsel, do not believe that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will have a materially adverse effect upon our future financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 4A.	Executive Officers of the Registrant

      The name, age, period of service, and title of each of our executive officers as of March 1, 2004, are listed below.

Alan S. Armstrong	Senior Vice President, Midstream Age: 41 Position held since February 2002.
From 1999 to February 2002, Mr. Armstrong was Vice President, Gathering and Processing for Midstream. From 1998 to 1999 he was Vice President, Commercial Development for Midstream.

James J. Bender	Senior Vice President and General Counsel Age 47 Position held since December 16, 2002.
Prior to joining us, Mr. Bender was Senior Vice President and General Counsel with NRG Energy, Inc., a position held since June 2000, prior to which he was Vice President, General Counsel and Secretary of NRG Energy Inc. since June 1997. NRG Energy, Inc. filed a voluntary bankruptcy petition during 2003 and its plan of reorganization was approved in December 2003.
Donald R. Chappel	Senior Vice President and Chief Financial Officer Age: 52 Position held since April 16, 2003.
Prior to joining us, Mr. Chappel during 2000 founded and served as chief executive officer of a development business in Chicago, Illinois through April, 2003 when he joined us. Mr. Chappel joined Waste Management, Inc. in 1987 and held various financial, administrative and operational leadership positions, including twice serving as chief financial officer, during 1997 and 1998 and most recently during 1999 through February 2000.
Ralph A. Hill	Senior Vice President, Exploration and Production Age: 44 Position held since December 1998.
Mr. Hill was vice president of the exploration and production unit from 1993 to 1998 as well as Senior Vice President Petroleum Services from 1998 to 2003.
William E. Hobbs	Senior Vice President, Power Age: 44 Position held since October 2002
From February 2000 to October 2002, Mr. Hobbs was President and Chief Executive Officer of Williams Energy Marketing & Trading. From 1997 to February 2000, he served as a Vice President of various Williams subsidiaries.
Michael P. Johnson, Sr.	Senior Vice President, Strategic Services and Administration Age: 56 Position held since April 1999.
Mr. Johnson was named our Senior Vice President of Human Resources and Administration in April 1999. Prior to joining us in December 1998, he held officer level positions, such as Vice President of Human Resources, Vice President for Corporate People Strategies, and Vice President Human Resource Services, for Amoco Corporation from 1991 to 1998.
Steven J. Malcolm	Chairman of the Board, Chief Executive Officer and President Age: 55 Position held since September 21, 2001.
Mr. Malcolm was elected Chief Executive Officer of Williams in January 2002 and Chairman of the Board in May 2002. He was elected President and Chief Operating Officer in September 2001. Prior to that, he was our Executive Vice President since May 2001, President and Chief Executive Officer of our subsidiary Williams Energy Services, LLC, since December 1998 and the Senior Vice President and General Manager of our subsidiary, Williams Field Services Company, since November 1994.
J. Douglas Whisenant	Senior Vice President, Gas Pipeline Age: 57 Position held since October 2002.
From December 2001 to October 2002, Mr. Whisenant was President of our subsidiary Williams Gas Pipeline. Prior to that he served as Senior Vice President and General Manager of Williams Gas Pipeline — West from 1997 to December 2001.

Phillip D. Wright	Senior Vice President and Chief Restructuring Officer Age: 48 Position held since October 2002.
From September 2001 to October 2002, Mr. Wright served as President and Chief Executive Officer of our subsidiary Williams Energy Services. From 1996 until September 2001, he was Senior Vice President, Enterprise Development and Planning for our energy services group. Mr. Wright has held various positions with us since 1989.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange and Pacific Stock Exchanges under the symbol “WMB.” At the close of business on March 1, 2004, we had approximately 13,917 holders of record of our common stock and approximately 164,000 beneficial owners that hold in street name. The high and low closing sales price ranges (New York Stock Exchange composite transactions) and dividends declared by quarter for each of the past two years are as follows:

	2003			2002

Quarter	High	Low	Dividend	High	Low	Dividend

1st	$4.74	$2.60	$.01	$25.97	$14.53	$.20
2nd	$8.77	$4.87	$.01	$24.17	$5.47	$.20
3rd	$9.42	$6.20	$.01	$6.32	$0.88	$.01
4th	$10.62	$8.94	$.01	$3.06	$1.35	$.01

      Some of our subsidiaries’ borrowing arrangements limit the transfer of funds to us. These terms have not impeded, nor are they expected to impede, our ability to pay dividends. However, our high yield indenture currently prohibits us from paying quarterly cash dividends on our common stock in excess of $0.02 per share.

Item 6.	Selected Financial Data

      The following financial data as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 are an integral part of, and should be read in conjunction with, the consolidated financial statements and notes thereto. All other amounts have been prepared from our financial records. Certain amounts below have been restated or reclassified (see Note 1 of Notes to Consolidated Financial Statements in Item 8). Information concerning significant trends in the financial condition and results of operations is contained in Management’s Discussion & Analysis of Financial Condition and Results of Operations of this report.

	2003	2002	2001	2000	1999

	(Millions, except per-share amounts)
Revenues(1)	$16,834.1	$3,716.6	$5,303.2	$4,945.7	$3,558.8
Income (loss) from continuing operations(2)	15.2	(611.7)	648.3	662.3	87.7
Income (loss) from discontinued operations(3)	253.9	(143.0)	(1,126.0)	(138.0)	68.5
Extraordinary gain(4)	—	—	—	—	65.2
Cumulative effect of change in accounting principles(5)	(761.3)	—	—	—	—
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(.03)	(1.35)	1.30	1.48	.19
Income (loss) from discontinued operations	.49	(.28)	(2.25)	(.31)	.16
Extraordinary gain	—	—	—	—	.15
Cumulative effect of change in accounting principles	(1.47)	—	—	—	—
Total assets at December 31	27,021.8	34,988.5	38,614.2	34,776.6	21,682.1
Short-term notes payable and long-term debt due within one year	939.7	2,079.0	2,512.3	3,195.2	1,525.1
Long-term debt at December 31	11,039.8	11,076.7	8,287.8	6,319.8	6,211.6
Preferred interests in consolidated subsidiaries at December 31	—	—	976.4	877.9	335.1
Williams obligated mandatorily redeemable preferred securities of Trust at December 31	—	—	—	189.9	175.5
Stockholders’ equity at December 31(6)	4,102.1	5,049.0	6,044.0	5,892.0	5,585.2
Cash dividends per common share	.04	.42	.68	.60	.60

(1)	As discussed in Note 1 of Notes to Consolidated Financial Statements, the adoption of Emerging Issues Task Force Issue No. 02-3 (EITF 02-3) requires that revenues and costs of sale from non-derivative contracts and certain physically settled derivative contracts be reported on a gross basis. Prior to the adoption, these revenues were presented net of costs. As permitted by EITF 02-3, prior year amounts have not been restated.

(2)	See Note 4 of Notes to Consolidated Financial Statements for discussion of asset sales, impairments and other accruals in 2003, 2002 and 2001 and see Note 3 of Notes to Consolidated Financial Statements for discussion of write-downs of certain assets related to WilTel Communications, formerly Williams Communications Group, (WilTel) in 2002 and 2001. See Note 1 of Notes to Consolidated Financial Statements for discussion of revenue recognized in 2003 related to the correction of prior period items.

(3)	See Note 2 of Notes to Consolidated Financial Statements for the discussion of the 2003, 2002 and 2001 income (losses) from discontinued operations. The income (loss) from discontinued operations for 2000 and 1999 relates to the operations of WilTel; Kern River Gas Transmission; Williams Gas Pipelines Central; the Colorado soda ash mining; Mid-America and Seminole pipelines; retail travel centers; bio-energy; Midsouth refinery; Texas Gas Transmission; Williams Energy Partners; Alaska refining, retail and pipeline and Canadian liquids (2000 only).

(4)	The extraordinary gain for 1999 relates to the sale of our retail propane business, Thermogas L.L.C.

(5)	See Note 1 of Notes to Consolidated Financial Statements for discussion of the 2003 cumulative effect of change in accounting principles.

(6)	Stockholders’ equity for 2001 includes the January 2001 common stock issuance, the issuance of common stock for the Barrett acquisition and the impact of the WilTel spinoff.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of 2003

      In February 2003, we outlined our planned business strategy in response to the events that significantly impacted the energy sector and our company during late 2001 and 2002, including the collapse of Enron and the severe decline of the telecommunications industry. The plan focused upon migrating to an integrated natural gas business comprised of a strong, but smaller, portfolio of natural gas businesses, reducing debt and increasing our liquidity through asset sales, strategic levels of financing and reductions in operating costs. The plan provided us with a clear strategy to address near-term and medium-term debt and liquidity issues, to de-leverage the company with the objective of returning to investment grade status and to develop a balance sheet capable of supporting and ultimately growing our remaining businesses. A component of our plan was to reduce the risk and liquidity requirements of the Power segment while realizing the value of Power’s portfolio.

Company restructuring

      During 2003, we successfully executed the following critical components of our restructuring plan:

•	generated cash proceeds of approximately $3 billion from the sale of assets;

•	sustained core business earnings capacity through completed system expansions at Gas Pipeline, continued drilling activity at Exploration & Production and continued investment in deepwater activities within Midstream;

•	repaid $3.2 billion of debt through scheduled maturities and early extinguishment of debt and accessed the public debt markets available to us primarily to refinance $2 billion of higher cost debt; and

•	continued rationalization of our cost structure, including a 28 percent reduction in selling, general and administrative (SG&A) costs from continuing operations and a 39 percent reduction in general corporate expenses.

Addressing liquidity

      Through these efforts, we satisfied key liquidity issues facing us in the form of scheduled debt maturities. These were primarily the Williams Production RMT Company (RMT) note payable (RMT Note) of approximately $1.15 billion (including certain contractual fees and deferred interest) due on July 25, 2003, and $1.4 billion of senior unsecured 9.25 percent notes due March 15, 2004. As a result of the proceeds generated from asset sales and proceeds from the issuance of $500 million of long-term debt, we prepaid the RMT Note in May 2003. During the fourth quarter, we completed tender offers that prepaid approximately $721 million of the senior unsecured 9.25 percent notes and approximately $230 million of other notes and debentures. With approximately $2.3 billion available cash on hand at the end of 2003, we have the capacity to pay the $679 million balance of the senior unsecured 9.25 percent notes upon their maturity.

      During 2004, we expect to maintain cash/ liquidity levels of at least $1 billion in excess of our immediate needs. While improved during 2003, we have limited access to the capital markets and must maintain liquidity at a level to manage our operations and meet unforeseen or extraordinary calls on cash. Additionally, we will pursue establishing new revolving and letter of credit facilities to reduce cash requirements associated with our current facility.

Exiting the power business

      We are pursuing a strategy of exiting the Power business. However, market conditions have contributed to the difficulty of, and could delay, a full, immediate exit from this business. In 2003, we generated in excess of $600 million from the sale, termination or liquidation of Power contracts and assets. During the year, we continued to manage our portfolio to reduce risk, to generate cash and to fulfill contractual commitments. We are also pursuing our goal to resolve the remaining legal and regulatory issues associated with the business.

      During 2003, we engaged financial advisors to assist and advise with this effort. Because market conditions may change, and we cannot determine the impact of this on a buyer’s point of view, amounts ultimately received in any portfolio sale, contract liquidation or realization may be significantly different from the estimated economic value or carrying values reflected in the Consolidated Balance Sheet. In addition, our tolling agreements are not derivatives and thus have no carrying value in the Consolidated Balance Sheet pursuant to the application of Emerging Issues Task Force (EITF) Issue No. 02-3 (EITF 02-3). Based on current market conditions, certain of these agreements are forecasted to realize significant future losses. It is possible that we may sell contracts for less than their carrying value or enter into agreements to terminate certain obligations, either of which could result in significant future loss recognition or reductions of future cash flows.

      On a consolidated basis, the net book value at December 31, 2003 of Power’s portfolio and other long-lived assets were in excess of $800 million, while other net assets of Power, including net working capital, were in excess of $400 million.

Outlook for 2004

      Entering 2004, our plan is focused upon the following objectives:

•	Sustain solid core business performance, including increased capital allocated to Exploration & Production.

We expect cash flow from operations to be sufficient to meet our 2004 capital spending plan of $700 to $800 million and to generate additional cash to be available for debt reduction.

•	Continue reduction of debt and selective refinancing of certain instruments.

We expect to aggressively reduce debt in 2004. We have approximately $1 billion in scheduled maturities coming due throughout the year and anticipate using available cash flow, proceeds from assets sales and the release of collateral from credit facilities to further reduce debt levels.

•	Maintain investment discipline.

We have implemented the Economic Value Added®(EVA®) financial management system as a financial framework for use in evaluating our business decisions and as a major component for determining incentive compensation. We will invest selectively in those projects that are projected to add value to the company through EVA® improvement.

      Key execution steps will include the completion of planned asset sales, which are estimated to generate proceeds of approximately $800 million in 2004, additional reduction of SG&A costs, replacing our cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash and continued efforts to exit the power business. Some factors that present obstacles that could prevent us from achieving these objectives include:

•	volatility of commodity prices;

•	ongoing shareholder and Power-related litigation;

•	lower than expected cash flow from continuing operations;

•	general economic and industry downturn; and

•	unfavorable capital market conditions.

      We continue to address these risks through utilization of commodity hedging strategies, focused efforts to resolve and/or respond to litigation claims, managing our business with an emphasis upon generating cash and retaining and developing those business operations serving key economic and energy needs.

Critical accounting policies & estimates

      Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. The selection of these has been discussed with our Audit Committee. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue recognition — derivatives

      We hold a substantial portfolio of derivative contracts for a variety of purposes. Many of these are designated in hedge positions; hence, changes in their fair value are not reflected in earnings until the associated hedged item impacts earnings. Others have not been designated as hedges or do not qualify for hedge accounting. The net change in fair value of these contracts represents unrealized gains and losses and is recognized in income currently (marked-to-market). The fair value for each of these derivative contracts is determined based on the nature of the transaction and the market in which transactions are executed. We also incorporate assumptions and judgments about counterparty performance and credit considerations in our determination of fair value. Certain contracts are executed in exchange traded or over-the-counter markets where quoted prices in active markets may exist. Transactions are also executed in exchange-traded or over-the-counter markets for which market prices may exist, but which may be relatively inactive with limited price transparency. Hence, the ability to determine the fair value of the contract is more subjective than if an independent third party quote were available. A limited number of transactions are also executed for which quoted market prices are not available. Determining fair value for these contracts involves assumptions and judgments when estimating prices at which market participants would transact if a market existed for the contract or transaction. We estimate the fair value of these various derivative contracts by incorporating information about commodity prices in actively quoted markets, quoted prices in less active markets, and other market fundamental analysis. The estimated fair value of all these derivative contracts is continually subject to change as the underlying energy commodity market changes and as management’s assumptions and judgments change.

      Additional discussion of the accounting for energy contracts at fair value is included in Note 1 of Notes to Consolidated Financial Statements, Energy Trading Activities, and Item 7A — Qualitative and Quantitative Disclosures About Market Risk.

Valuation of deferred tax assets and tax contingencies

      We have deferred tax assets resulting from certain investments and businesses that have a tax basis in excess of the book basis and from tax carry-forwards generated in the current and prior years. We must evaluate whether we will ultimately realize these tax benefits and establish a valuation allowance for those that may not be realizable. This evaluation considers tax planning strategies, including assumptions about the availability and character of future taxable income. At December 31, 2003, we have $700 million of deferred tax assets for which a $68 million valuation allowance has been established. When assessing the need for a valuation allowance, we considered forecasts of future company performance, the estimated impact of potential asset dispositions and our ability and intent to execute tax planning strategies to utilize tax carryovers. Based on our projections, we believe that it is probable that we can utilize our year-end 2003 federal tax carryovers prior to their expiration. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding the tax carryovers. The ultimate realized amount of deferred tax assets could be materially different from those recorded, as influenced by potential changes in jurisdictional income tax laws and the circumstances surrounding the actual realization of these assets.

      We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the liability associated with our various filing positions, we record a liability for probable tax contingencies. The ultimate disposition of these contingencies could have a material impact on net cash flows. To the extent we were to prevail in matters for which accruals have been established or required to pay amounts in excess of our accrued liability, our effective tax rate in a given financial statement period may be materially impacted.

Impairment of long-lived assets and investments

      We evaluate our long-lived assets and investments for impairment when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of certain long-lived assets or the decline in carrying value of an investment is other-than-temporary. In addition to those long-lived assets and investments for which impairment charges were recorded (see Notes 2, 3 and 4 of Notes to Consolidated Financial Statements), many others were reviewed for which no impairment was required. Our computations utilized judgments and assumptions in the following areas:

•	the probability that we would sell an asset or continue to hold and use it;

•	undiscounted future cash flows if an asset is held for use;

•	estimated fair value of the asset;

•	estimated sales proceeds if an asset is sold;

•	form and timing of the asset disposition; and

•	counterparty performance considerations under contracted sales transactions.

      Our Alaska refining, retail and pipeline operations are classified as “held for sale” at December 31, 2003. They are currently under contract to be sold as a single disposal group. This sale is expected to close during the first quarter of 2004. These assets were written down to fair value less cost to sell during 2003 based on the assumption that they would be sold as one disposal group. If events were to occur that caused us to divide this disposal group or to separately evaluate the individual assets within the disposal group for impairment, certain assets within that group could require an additional impairment.

      We have entered into a structured sales transaction for our investment in a foreign telecommunications company. In our review of this investment for potential impairment, we assumed that the counterparty would perform under the agreement. If the counterparty is unable to fully perform, an impairment of up to $22 million could be necessary.

      We own an equity investment in Longhorn Partners Pipeline L.P., a petroleum products pipeline still under development. During 2003, we recognized an impairment of a portion of our investment based on the terms of a recapitalization plan that closed in February 2004. We estimated the fair value of our remaining equity investment based on discounted future cash flows from the project. Because the pipeline is not yet operational, this estimate involved significant judgment, including:

•	expected in service date;

•	duration of operational ramp up;

•	ultimate annual volume throughput;

•	ability to obtain external debt financing in the future;

•	risk-weighted discount rate; and

•	cash flow projections.

      A decrease of 10 percent in our estimate of fair value of this investment would result in an additional impairment of approximately $8 million.

      We own a 14.6 percent equity interest in Aux Sable Liquid Products LP, a natural gas liquids extraction and fractionation facility. During 2003, we performed an impairment review of our investment in Aux Sable as current operating results and cash flow projections suggested that a decline in the fair value of this investment below our carrying value could exist. We estimated the fair value of our investment based on a projection of discounted cash flows of Aux Sable. Based upon our analysis we concluded that the estimated fair value of our investment was below the carrying value with little likelihood that the value would recover above our carrying value over the near term. As a result, during 2003 we recorded a $14.1 million impairment of this investment to its estimated fair value. Our projections are highly sensitive to changes in volumes and commodity pricing projections. An additional 10 percent decline in the projected fair value of this investment could result in an additional $4 million charge against our operating results if that decline was determined to be other than temporary.

      Our Gulf Liquids New River Project LLC (Gulf Liquids) operations are classified as “held for sale” at December 31, 2003. These assets were written down to fair value less costs to sell during 2003. We estimated fair value based on probability-weighted analysis that considered sales price negotiations, salvage value estimates, and discounted future cash flows. This estimate involved significant judgment, including:

•	commodity pricing;

•	probability weighting of the different scenarios; and

•	range of estimated sales proceeds, salvage value and future cash flows.

The estimated cash flows from the various scenarios ranged approximately $15 million above and below our estimated fair value.

      We evaluated certain asset groups not yet held for sale for impairment because of the possibility that we could dispose of these assets pursuant to our strategy to sell additional assets in 2004. Our current estimates of the recoverability of these assets indicate that no impairment is necessary. A significant assumption in the evaluation of one asset group in this analysis is the probability associated with selling the asset group versus continuing to hold it for use. We currently believe we are more likely to continue to hold this asset group than sell it; however, if the probability associated with selling it were increased to approximately 90 percent, these assets may not be recoverable. If our recoverability estimates had resulted in a determination that these assets were not recoverable, based on our current estimates of fair value, we would have recognized an impairment loss of approximately $40 million to $70 million in the year ended December 31, 2003.

      Our current estimate of recoverability for certain Canadian gas processing assets indicated that they were not recoverable due to management’s expectation that these assets would be sold at a price less than their current carrying value. As a result, we recognized impairment charges of $41.7 million during 2003. We estimated fair market value using an earnings multiple applied to projected operating results. We validated this estimate of fair value with discounted future cash flows ranging from approximately $10 million above and $25 million below our estimated fair value.

Contingent liabilities

      We record liabilities for estimated loss contingencies when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of the matter. As new developments occur or more information becomes available, it is possible that our assumptions and estimates in these matters will change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period. See Note 16 of Notes to Consolidated Financial Statements.

Oil and gas producing activities

      We use the successful efforts method of accounting for our oil and gas producing activities. Estimated natural gas and oil reserves and/or forward market prices for oil and gas are a significant part of our financial calculations. Following are examples of how these estimates affect financial results:

•	An increase (decrease) in estimated proved oil and gas reserves can reduce (increase) our unit of production depletion rate.

•	Changes in oil and gas reserves and forward market prices both impact projected future cash flows from our oil and gas properties. These projected future cash flows are used:

*	to estimate the fair value of oil and gas properties for purposes of assessing them for impairment; and

*	to estimate the fair value of the Exploration & Production reporting unit for purposes of assessing its goodwill for impairment.

•	Certain estimated reserves are used as collateral to secure financing.

      The process of estimating natural gas and oil reserves is very complex, requiring significant judgement in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, virtually all of our reserve estimates are either audited or prepared by independent experts. The data may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates could occur from time to time. A reasonably likely revision of our reserve estimates is not expected to result in an impairment of our oil and gas properties or goodwill. However, reserve estimate revisions would impact our depreciation and depletion expense prospectively. For example, a change of approximately 10 percent in oil and gas reserves for each basin would change our annual depreciation, depletion and amortization expense between approximately $15 million and $20 million. The actual impact would depend on the specific basins impacted.

      Forward market prices include estimates of prices for periods that extend beyond those with quoted market prices. This forward market price information is consistent with that generally used in evaluating drilling decisions and acquisition plans. These market prices for future periods impact the production economics underlying oil and gas reserve estimates. The prices of natural gas and oil are volatile and change from period to period thus impacting our estimates. A reasonably likely unfavorable change in the forward price curve is not expected to result in an impairment of our oil and gas properties or goodwill.

General

      In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements and notes in Item 8 reflect our results of operations, financial position and cash flows through the date of sale, as applicable, of certain components as discontinued operations (see Note 2 of Notes to Consolidated Financial Statements).

      Unless indicated otherwise, the following discussion and analysis of results of operations, financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this document.

Results of operations

Consolidated overview

      The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2003. The results of operations by segment are discussed in further detail following this Consolidated Overview discussion.

	Years Ended December 31,

		% Change		% Change
		from		from
	2003	2002(1)	2002	2001(1)	2001

	(Millions)		(Millions)		(Millions)
Revenues	$16,834.1	+353%	$3,716.6	-30%	$5,303.2
Costs and expenses:
Costs and operating expenses	15,156.8	-583%	2,218.6	+11%	2,498.4
Selling, general and administrative expenses	412.2	+28%	568.7	+14%	660.5
Other (income) expense — net	(88.7)	+NM	276.8	-NM	(12.4)
General corporate expenses	87.0	+39%	142.8	-15%	124.3

Total costs and expenses	15,567.3	-385%	3,206.9	+2%	3,270.8
Operating income	1,266.8	+149%	509.7	-75%	2,032.4
Interest accrued — net	(1,240.9)	-10%	(1,132.3)	-73%	(654.9)
Investing income (loss)	73.4	+NM	(113.1)	+35%	(172.8)
Interest rate swap loss	(2.2)	+98%	(124.2)	-NM	—
Minority interest in income and preferred returns of consolidated subsidiaries	(19.4)	+54%	(41.8)	+42%	(71.7)
Other income (expense) — net	(26.1)	-NM	24.3	-8%	26.4

Income (loss) from continuing operations before income taxes	51.6	+NM	(877.4)	-NM	1,159.4
(Provision) benefit for income taxes	(36.4)	-NM	265.7	+NM	(511.1)

Income (loss) from continuing operations	15.2	+NM	(611.7)	-NM	648.3
Income (loss) from discontinued operations	253.9	+NM	(143.0)	+87%	(1,126.0)

Net income (loss) before cumulative effect of change in accounting principle	269.1	+NM	(754.7)	-58%	(477.7)
Cumulative effect of change in accounting principles	(761.3)	-NM	—	NM	—

Net income (loss)	(492.2)	+35%	(754.7)	-58%	(477.7)

Preferred stock dividends	29.5	+67%	90.1	-NM	—

Income (loss) applicable to common stock	$(521.7)	+38%	$(844.8)	-77%	$(477.7)

(1)	+ = Favorable Change; - = Unfavorable Change

NM = A percentage calculation is not meaningful due to change in signs or a zero-value denominator.

2003 vs. 2002

      Our revenue increased $13.1 billion due primarily to increased revenues at our Williams Power Company segment (Power) and our Midstream Gas and Liquids segment (Midstream) as a result of the January 1, 2003 adoption of EITF 02-3, which requires that revenues and costs of sale from non-derivative contracts and certain physically settled derivative contracts be reported on a gross basis (see Note 1 of Notes to Consolidated Financial Statements for a discussion of the impact on our financial statements as a result of applying this consensus). Prior to the adoption of EITF 02-3, revenues and costs of sales related to non-derivative contracts and certain physically settled derivative contracts were reported in revenues on a net basis. As permitted by EITF 02-3, prior year amounts have not been restated. Power’s external revenues increased $11.4 billion and Midstream’s external revenues increased $1.8 billion due primarily to the effect of EITF 02-3. The increase in revenues also includes $379 million due primarily to higher natural gas liquids (NGL) revenues at our Midstream segment’s gas processing plants as a result of moderate market price increases, partially offset by lower NGL production volumes.

      Results for 2003 include approximately $117 million of revenue related to the correction of the accounting treatment previously applied to certain third party derivative contracts during 2002 and 2001. This matter was initially disclosed in our Form 10-Q for the second quarter of 2003. Income from continuing operations before income taxes and cumulative effect of change in accounting principles in 2003 was $51.6 million. Absent the corrections, we would have reported a pretax loss from continuing operations in 2003. Approximately $83 million of this revenue relates to a correction of net energy trading assets for certain derivative contract terminations occurring in 2001. The remaining $34 million relates to net gains on certain other derivative contracts entered into in 2002 and 2001 that we now believe should not have been deferred as a component of other comprehensive income due to the incorrect designation of these contracts as cash flow hedges. Our management, after consultation with our independent auditor, concluded that the effect of the previous accounting treatment was not material to 2003 and prior periods and the trend of earnings.

      Costs and operating expenses increased $12.9 billion due primarily to the effect of reporting certain costs gross at Power and Midstream, as discussed above. Costs increased $12.9 billion at Power and $1.8 billion at Midstream due primarily to the effect of EITF 02-3. Contributing to the increase at our Midstream segment is $273 million attributable to rising market prices for natural gas used to replace the heating value of NGLs extracted at their gas processing facilities. The cost increases at these operating units were partially offset by $1.7 billion higher intercompany eliminations resulting primarily from intercompany costs that were previously netted in revenues prior to the adoption of EITF 02-3.

      Selling, general and administrative expenses decreased $156.5 million due primarily to reduced staffing levels at Power reflective of our strategy to exit this business. Also contributing to the decrease was the absence of $22 million of costs related to an enhanced benefit early retirement option offered to certain employee groups in 2002. We expect continued declines in these costs as we continue to exit the power business and complete our planned asset sales.

      Other (income) expense — net, within operating income, in 2003 includes a $188 million gain from the sale of a Power contract, $96.7 million in net gains from the sale of our Exploration & Production segment’s interests in certain natural gas properties in the San Juan basin, a $16.2 million gain from Midstream’s sale of the wholesale propane business, and a $12.2 million gain on foreign currency exchange at Power. Partially offsetting these gains was a $45 million goodwill impairment at Power, a $44.1 million impairment of the Hazelton generation plant at Power, a $41.7 million impairment of Canadian assets at Midstream, a $25.6 million charge to write-off capitalized software development costs at Northwest Pipeline, a $20 million charge related to a settlement by Power with the Commodity Futures Trading Commission (see Note 16 of Notes to Consolidated Financial Statements) and a $19.5 million accrual at Power related to an adjustment of California rate refund and other related accruals. Other (income) expense — net, within operating income, in 2002 includes $244.6 million of impairment charges, loss accruals, and write-offs within Power, including a partial impairment of goodwill, $141.7 million in net gains from the sale of Exploration & Production’s interests in natural gas properties and $115 million of impairment charges related to Midstream’s Canadian assets.

      General corporate expenses decreased $55.8 million. During 2002, we incurred $24 million of various restructuring costs associated with the liquidity and business issues addressed beginning third-quarter 2002. We also incurred $19 million higher advertising and branding costs in 2002 (due primarily to golf events and other advertising campaigns that were not continued in 2003). In 2004, we will continue efforts to further reduce our corporate cost structure following the recent and anticipated divestitures. We could also experience additional decreases in costs related to our health care plan for retirees as a result of the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

      Interest accrued — net increased $108.6 million, or 10 percent, due primarily to:

•	$48.1 million higher interest expense and fees primarily related to the RMT note payable, which was prepaid in May 2003 (see Note 11 of Notes to Consolidated Financial Statements);

•	an $18.2 million increase in capitalized interest, which offsets interest accrued, due primarily to Midstream’s projects in the Gulf Coast Region;

•	$25 million higher amortization expense related to deferred debt issuance costs including a $14.5 million write-off of accelerated amortization of costs from the termination of a revolving credit agreement in June 2003 (see Note 11 of Notes to Consolidated Financial Statements);

•	a $43 million increase reflecting higher average interest rates on long-term debt;

•	a $15 million decrease reflecting lower average borrowing levels; and

•	$14.3 million of interest expense of Power as a result of certain 2003 FERC proceedings.

      We expect interest expense to decrease in 2004 due to reduced averaged borrowing levels and lower average interest rates.

      In 2002, we began entering into interest rate swaps with external counter parties primarily in support of the energy-trading portfolio (see Note 19 of Notes to Consolidated Financial Statements). The change in market value of these swaps was $122 million more favorable in 2003 than 2002, due largely to a reduction in overall swap positions during the second half of 2002. The total notional amount of these swaps is approximately $300 million at December 31, 2003.

      Investing income increased to $73.4 million in 2003 compared to a $113.1 million loss in 2002. As detailed in Note 3 of Notes to Consolidated Financial Statements, investing income (loss) in 2003 includes:

•	$52.1 million lower equity earnings from Gulfstream Natural Gas System LLC, primarily resulting from the absence in 2003 of a $27.4 million contractual construction completion fee received in 2002;

•	$33.6 million higher net interest income at Power as a result of certain 2003 FERC proceedings; and

•	a $43.1 million impairment related to our investment in Longhorn Partners Pipeline L.P.

      Investing income (loss) in 2002 includes a $268.7 million loss provision relating to the estimated recoverability of receivables from WilTel Communications Group, Inc. (WilTel), a former subsidiary, partially offset by equity earnings and a $58.5 million gain on the sale of all of our interest in a Lithuanian oil refinery, pipeline and terminal complex.

      Minority interest in income and preferred returns of consolidated subsidiaries in 2003 is lower than 2002 due primarily to the absence of preferred returns totaling $25 million on the preferred interests in Castle Associates L.P., Piceance Production Holdings L.L.C., and Williams Risk Holdings L.L.C., which were modified and reclassified as debt in third-quarter 2002, and Arctic Fox, L.L.C., which was modified and reclassified as debt in April 2002. See Note 12 of Notes to Consolidated Financial Statements.

      Other income — net, below operating income, in 2003 includes debt tender and related costs of $66.8 million, which were incurred in 2003 related to the third quarter 2003 tender offers and consent solicitations (see Note 11 of Notes to Consolidated Financial Statements). We may pursue additional debt tender offers in 2004. In addition, $84.7 million of foreign currency transaction gains on a Canadian dollar denominated note receivable are included. Partially offsetting these gains were $79.8 million of derivative losses on a forward contract to fix the U.S. dollar principal cash flows from this note. In 2004, these may be less offsetting since the note receivable balance was substantially reduced in the last half of 2003.

      The provision (benefit) for income taxes was unfavorable by $302.1 million due primarily to pre-tax income in 2003 as compared to a pre-tax loss in 2002. The effective income tax rate for 2003 is significantly higher than the federal statutory rate due primarily to non-deductible impairment of goodwill, non-deductible expenses, an accrual for tax contingencies, and the effect of state income taxes, somewhat offset by the tax benefit of capital losses. The effective income tax rate for 2002 is less than the federal statutory rate due primarily to the tax benefit of capital losses and the effect of state income taxes, somewhat offset by the effect of taxes on foreign operations, non-deductible impairment of goodwill, an accrual for tax contingencies, and income tax credit recapture that reduced the tax benefit of the pre-tax loss.

      In addition to the operating results from activities included in discontinued operations (see Note 2 of Notes to Consolidated Financial Statements), the 2003 loss from discontinued operations includes pre-tax gains and losses on sales, net of impairments, totaling $210.7 million. The $210.7 million consists primarily of the following:

•	a $310.8 million gain on sale of Williams Energy Partners;

•	a $92.1 million gain on sale of Canadian liquids operations;

•	a $39.7 million gain on sale of natural gas properties in the Raton Basin in southern Colorado and the Hugoton Embayment in southwestern Kansas;

•	a $108.7 million impairment of Gulf Liquids;

•	a $106.2 million impairment (net of a $2.8 million gain on sale) of Texas Gas Transmission; and

•	a $21.6 million loss on sale and impairment on assets of the soda ash mining facility located in Colorado.

The 2002 loss from discontinued operations includes pre-tax impairments and losses totaling $531 million (see the 2002 vs. 2001 discussion below).

      The cumulative effect of change in accounting principles reduces net income for 2003 by $761.3 million due to a $762.5 million charge related to the adoption of EITF 02-3 (see Note 1 of Notes to Consolidated Financial Statements), slightly offset by $1.2 million related to the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (see Note 1 of Notes to Consolidated Financial Statements).

      In June 2003, we redeemed all of our outstanding 9.875 percent cumulative-convertible preferred shares for approximately $289 million, plus $5.3 million for accrued dividends (see Note 13 of Notes to Consolidated Financial Statements). Preferred stock dividends in 2002 reflects the first-quarter 2002 impact of recording a $69.4 million non-cash dividend associated with the accounting for a preferred security that contained a conversion option that was beneficial to the purchaser at the time the security was issued.

2002 vs. 2001

      Our revenue decreased approximately $1.6 billion, or 30 percent, due primarily to lower revenues associated with energy risk management and trading activities at Power and the absence of $184 million of revenue related to the 198 convenience stores sold in May 2001 within our previously reported Petroleum Services segment (Petroleum Services). Partially offsetting these decreases was the impact of an increase in net production volumes within Exploration & Production partly due to the August 2001 acquisition of Barrett Resources Corporation (Barrett). As permitted by EITF 02-3, discussed above, 2002 and 2001 revenues were not restated for the adoption of EITF 02-3 in January 2003.

      Costs and operating expenses decreased $279.8 million, or 11 percent, due primarily to the absence of the 198 convenience stores sold in May 2001 and lower fuel and product shrink gas purchases related to processing activities at Midstream. Slightly offsetting these decreases are increased depletion, depreciation and amortization and lease operating expenses at Exploration & Production due primarily to the addition of the former Barrett operations.

      Selling, general and administrative expenses decreased $91.8 million due primarily to lower variable compensation levels at Power. Selling, general and administrative expenses for 2002 also include approximately $22 million of early retirement costs, $9 million of employee-related severance costs and approximately $5 million related to early payoff of employee stock ownership plan expenses.

      Other (income) expense — net, within operating income, in 2002 includes $244.6 million of impairment charges and loss accruals within Power comprised of $138.8 million of impairments and loss accruals for commitments for certain power assets associated with terminated power projects, $61.1 million goodwill impairments and a $44.7 million impairment charge related to the Worthington generation facility sold in January 2003. Included in Other (income) expense — net, within operating income, in 2002 is a $115 million impairment charge related to Midstream’s Canadian assets. Partially offsetting these impairment charges and accruals are $141.7 million of net gains on sales of natural gas production properties at Exploration & Production in 2002. Other (income) expense — net, within operating income, in 2001 includes a $75.3 million gain on the May 2001 sale of the convenience stores and impairment charges of $13.8 million and $12.1 million within Midstream and the former Petroleum Services segment, respectively (see Note 4 of Notes to Consolidated Financial Statements).

      General corporate expenses increased $18.5 million, or 15 percent, due primarily to approximately $24 million of various restructuring costs associated with the liquidity and business issues addressed beginning third-quarter 2002, $6 million of expense related to the enhanced-benefit early retirement program offered to certain employee groups and $6 million of expense related to employee severance costs. Partially offsetting these increases were lower charitable contributions and advertising costs.

      Operating income decreased $1,522.7 million, or 75 percent, due primarily to lower net revenues associated with energy risk management and trading activities at Power and the impairment charges and loss accruals noted above. Partially offsetting these decreases are the gains from the sales of natural gas production properties and the impact of increased net production volumes at Exploration & Production, higher demand revenues and the effect of the reductions in rate refund liabilities associated with rate case settlements at Gas Pipeline, higher natural gas liquids margins at Midstream and higher equity earnings.

      Interest accrued — net increased $477.4 million, or 73 percent, due primarily to $154 million related to interest expense, including amortization of fees, on the RMT note payable (see Note 11 of Notes to Consolidated Financial Statements), the $76 million effect of higher average interest rates, the $222 million effect of higher average borrowing levels and $41 million of higher debt issuance cost amortization expense.

      In 2002, we entered into interest rate swaps with external counter parties primarily in support of the energy trading portfolio. The swaps resulted in losses of $124.2 million (see Note 19 of Notes to Consolidated Financial Statements).

      The 2002 investing loss decreased $59.7 million as compared to the 2001 investing loss. Investing loss for 2002 and 2001 consisted of the following components:

	Years Ended
	December 31

	2002	2001

	(Millions)
Equity earnings*	$73.0	$22.7
Income from investments*	42.1	4.2
Write-down of WilTel common stock investment	—	(95.9)
Loss provision for WilTel receivables	(268.7)	(188.0)
Interest income and other	40.5	84.2

Investing loss	$(113.1)	$(172.8)

*	These items are also included in the measure of segment profit (loss).

      The equity earnings increase includes a $27.4 million benefit reflecting a contractual construction completion fee received by an equity method investment (see Note 3 of Notes to Consolidated Financial Statements) and $4 million of earnings in 2002 versus $20 million of losses in 2001 from the Discovery pipeline project, partially offset by an equity loss in 2002 of $13.8 million from our investment in Longhorn Partners Pipeline LP. Income (loss) from investments in 2002 includes a $58.5 million gain on the sale of our equity interest in a Lithuanian oil refinery, pipeline and terminal complex, which was included in the Other segment, a gain of $8.7 million related to the sale of our general partner interest in Northern Borders Partners, L.P., a $12.3 million write-down of an investment in a pipeline project which was canceled and a $10.4 million net loss on the sale of our equity interest in a Canadian and U.S. gas pipeline. Income (loss) from investments in 2001 includes a $27.5 million gain on the sale of our limited partner equity interest in Northern Border Partners, L.P. offset by a $23.3 million loss from other investments, both of which were determined to be other than temporary. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the losses related to WilTel. Interest income and other decreased due to a $22 million decrease in interest income related to margin deposits, a $4.9 million decrease in dividend income primarily as a result of the second-quarter 2001 sale of Ferrellgas Partners L.P. senior common units and write-downs of certain foreign investments.

      Other income (expense) — net, below operating income, decreased $2.1 million due primarily to an $11 million gain in second-quarter 2002 at our Gas Pipeline segment associated with the disposition of securities received through a mutual insurance company reorganization, a $13 million decrease in losses from the sales of receivables to special purpose entities (see Note 15 of Notes to Consolidated Financial Statements) and the absence in 2002 of a 2001 $10 million payment to settle a claim for coal royalty payments relating to a discontinued activity. Partially offsetting these increases was an $8 million loss related to early retirement of remarketable notes in first-quarter 2002.

      The provision (benefit) for income taxes was favorable by $776.8 million due primarily to a pre-tax loss in 2002 as compared to pre-tax income in 2001. The effective income tax rate for 2002 is less than the federal statutory rate due primarily to the tax benefit of capital losses and the effect of state income taxes, somewhat offset by the effect of taxes on foreign operations, non-deductible impairment of goodwill, an accrual for tax contingencies, and income tax credits recapture that reduced the tax benefit of the pre-tax loss. The effective income tax rate for 2001 is greater than the federal statutory rate due primarily to an accrual for tax contingencies, the effect of state income taxes, and valuation allowances associated with the tax benefits for investing losses, for which no tax benefits were provided.

      In addition to the operating results from activities included in discontinued operations (see Note 2 of Notes to Consolidated Financial Statements), the 2002 loss from discontinued operations includes pre-tax impairments and losses totaling $531 million. The $531 million consists of $240.8 million of impairments related to the Memphis refinery, $195.7 million of impairments related to bio-energy, $146.6 million of impairments related to travel centers, $133.5 million of impairments related to the soda ash operations, a $91.3 million loss on sale related to the Central natural gas pipeline system, $18.4 million of impairments related to the Alaska refinery and a $6.4 million loss on sale related to the Kern River natural gas pipeline system. Partially offsetting these impairments and losses was a pre-tax gain of $301.7 million related to the sale of the Mid-America and Seminole pipelines. Loss from discontinued operations in 2001 includes a $1.84 billion pre-tax charge for loss accruals related to guarantees and payment obligations for WilTel and $184.8 million of other pre-tax charges for impairments and loss accruals, including a $170 million pre-tax impairment charge related to the soda ash mining facility.

      Income (loss) applicable to common stock in 2002 reflects the impact of the $69.4 million associated with accounting for a preferred security that contains a conversion option that was beneficial to the purchaser at the time the security was issued. The weighted-average number of shares in 2002 for the diluted calculation (which is the same as the basic calculation since we reported a loss from continuing operations) increased approximately 16 million from December 31, 2001. The increase is due primarily to the 29.6 million shares issued in the Barrett acquisition in August 2001.

Results of operations — segments

      We are currently organized into the following segments: Power (formerly named Energy Marketing & Trading), Gas Pipeline, Exploration & Production, Midstream and Other. The Petroleum Services segment is now reported within Other as a result of the Alaska refinery and related assets being reflected as discontinued operations. Other primarily consists of corporate operations and certain continuing operations previously reported within the International and Petroleum Services segments. Our management currently evaluates performance based on segment profit (loss) from operations (see Note 19 of Notes to Consolidated Financial Statements).

      Prior period amounts have been restated to reflect these changes. The following discussions relate to the results of operations of our segments.

Power

Overview of 2003

      As described below, a strategic change in business focus and a required change in accounting principles significantly influenced Power’s 2003 operating results.

      In June 2002, we announced our intent to exit our Power business and reduce our financial commitment to the Power segment. Prior to this point, Power focused on originating short-term and long-term contracts that it considered profitable based on its view of the market. Beginning in mid-2002, Power now focuses on 1) terminating or selling all or portions of the portfolio, 2) maximizing cash flow, 3) reducing risk, and 4) managing existing contractual commitments, many of which are long-term. We initiated efforts to sell all or portions of Power’s power, natural gas, and crude and refined products portfolios in mid-2002. Based on bids received in these sales efforts, Power recognized impairments for certain assets and capital projects in 2002. In 2003, we continued our efforts to exit this business. In 2003, proceeds from contract sales and terminations exceeded carrying values, resulting in gains. The decision to exit the Power business also resulted in decreased selling, general and administrative expense. Segment profit was unfavorably impacted in 2003 as a result of reduced origination of long-term energy-related transactions.

      As discussed further in Note 1 of Notes to the Consolidated Financial Statements, in 2003, Power adopted EITF 02-3, which changed the classification of certain revenues and costs in the statement of operations and the accounting method for non-derivative energy and energy-related contracts. Decreased power prices and increased natural gas prices primarily caused an increase in the fair value of power and gas derivative contracts, which is reflected as an increase in earnings. Due to the change in accounting method discussed further below, the related change in fair value of non-derivative contracts was not recognized in earnings during 2003 since non-derivative contracts are no longer marked to market. However, accrual losses on power and gas non-derivative contracts were recognized in 2003.

      Power considers key factors that influence its financial condition and operating performance to include the following:

•	prices of power and natural gas, including changes in the margin between power and natural gas prices,

•	changes in market liquidity, including changes in the ability to economically hedge the portfolio,

•	changes in power and natural gas price volatility,

•	changes in the regulatory environment, and

•	changes in power and natural gas supply and demand.

Outlook for 2004

      In 2004, Power anticipates further variability in earnings due in part to the difference in accounting treatment of derivative contracts at fair value and our underlying non-derivative contracts on an accrual basis.

This difference in accounting treatment combined with the volatile nature of energy commodity markets could result in future operating gains or losses. Some of Power’s tolling contracts have a negative fair value, which is not reflected in the financial statements since these contracts are not derivatives. These tolling contracts may result in future accrual losses. Continued efforts to sell all or a portion of the portfolio may also have a significant impact on future earnings as proceeds may differ significantly from carrying values. The inability of counterparties to perform under contractual obligations due to their own credit constraints could also affect future operations.

      The following risks and challenges also impact how Power manages its business and affect its operating results:

•	unresolved litigation,

•	regulatory changes and oversight,

•	lack of liquidity, and

•	key employee retention.

Year-over-year operating results

	Years Ended December 31,

	2003	2002	2001

	(Millions)
Segment revenues	$13,192.6	$(85.2)	$1,705.6
Segment profit (loss)	$154.1	$(624.8)	$1,270.0

2003 vs. 2002

Increase in revenues and cost of sales

      EITF 02-3 impacts how Power presents revenues and costs from certain transactions in the statement of operations. The table below summarizes items included in revenues and costs before and after January 1, 2003:

Before	After

Revenues:	Revenues:
• Gains and losses from changes in fair value of all energy trading contracts with a future settlement or delivery date and from changes in fair value of commodity inventories	• Gains and losses from changes in fair value of only derivative contracts with a future settlement or delivery date
• Revenue from sales of commodities or completion of energy-related services	• Revenue from sales of commodities or completion of energy-related services
• Gains and losses from net financial settlement of derivative contracts	• Gains and losses from net financial settlement of derivative contracts
• Costs from purchases of commodities or fees from energy-related services that were not associated with property, plant and equipment we owned
Costs:	Costs:
• Costs from purchases of commodities or fees for energy-related services for use in property, plant and equipment that we owned	• Costs from purchases of all commodities and fees paid for energy-related services

      Revenues increased $13.3 billion and costs increased $12.9 billion from 2002 to 2003 primarily because Power now reports certain purchases in costs instead of reporting them as reduction of revenues. This change in reporting does not affect gross margin or segment profit. EITF 02-3 does not require restatement of prior year amounts. As presented in the table that follows this section, Power also now accounts for a significant portion of its business activity using the accrual method of accounting rather than recognizing changes in fair value through segment profit, or mark-to-market accounting.

Increase in segment profit

      EITF 02-3, which was implemented January 1, 2003, significantly impacted the increase in segment profit from 2002 to 2003. Before the adoption of EITF 02-3, Power reported the fair value of all its energy contracts, energy-related contracts and inventory on the balance sheet. Power reported changes in the fair value of the items from period to period in segment profit. Examples of derivative and non-derivative contracts are as follows:

Derivative Contracts	Non-Derivative Contracts

• Forward purchase and sale contracts	• Spot purchase and sale contracts
• Futures contracts	• Transportation contracts
• Option contracts	• Storage contracts
• Swap agreements	• Tolling agreements (power conversion contracts)
• Full requirement or load serving contracts (power sales contracts in which we supply all of the customer’s requirements for power)

      In 2003, Power continues to reflect the changes in fair value of derivative contracts in segment profit. However, for non-derivative contracts, Power does not recognize revenue until commodities are delivered or services are completed. Also, for non-derivative contracts, Power does not recognize costs until products are received and consumed, services are used, or inventories are sold. Power is exposed to earnings fluctuations because of these differences in accounting for derivative and non-derivative contracts within its portfolio. The following example illustrates this exposure to earnings fluctuations:

Assume there are two contracts. The first is a ten-year contract in which Power agrees to pay a counterparty a monthly fee for the right to convert natural gas to power (a tolling contract). Power has the right to sell the power produced under the tolling contract. The contract is not a derivative. The second is a derivative contract to sell power in 2008 to another party for a fixed price, entered into to fix the sales price of the power produced in 2008 under the tolling contract. Therefore, the power sales contract economically hedges the forward power price component of the tolling contract. If power prices fall, the decline in fair value of the tolling agreement would not be reflected in 2003 segment profit since the contract is not a derivative. The increase in the fair value of the power sale contract, however, would be reflected in segment profit since it is a derivative.

      As illustrated in the above example, many of our derivative contracts serve as economic hedges of our non-derivative positions. We could reduce our exposure to earnings fluctuations by applying hedge accounting, as provided for under SFAS No. 133. However, since we have announced our intent to exit the business, we do not currently meet the criteria to be eligible for hedge accounting. We reduced our exposure to earnings fluctuations through election of the normal purchases and sales exception available under SFAS No. 133 for two significant long-term derivative contracts. These two derivative contracts hedge a tolling contract. Since the election in the second quarter of 2003, we account for the two derivative contracts on an accrual basis. However, we remain exposed to earnings fluctuations from changes in fair value of certain other derivative positions.

      The following table summarizes the major elements impacting segment profit in 2003 and 2002:

	Years Ended
	December 31,

	2003	2002

	(Millions)
Accrual earnings (losses)	$(268)	$11
Mark-to-market earnings (losses)	401	(420)
Interest rate portfolio earnings (losses)	(12)	91
Origination	—	204
Prior period adjustments	117	—

Gross margin	238	(114)

Operating expenses	35	40
Selling, general and administrative expenses	124	209
Other income (expense) — net	75	(262)

Segment profit (loss)	$154	$(625)

Increase in gross margin

      The impact of the earnings fluctuations discussed in the previous section is reflected in our 2003 gross margin. Gross margin increased from a margin loss of $114.2 million in 2002 to a gross margin of $238 million in 2003.

      Accrual Earnings: Losses on contracts and assets in 2003 accounted for on an accrual basis partially offset increases in gross margin from mark-to-market earnings as discussed in the next section. In 2002, we accounted for revenues and costs generated only on our owned assets on an accrual basis. These owned assets resulted in a $10.9 million gross margin in 2002. In 2003, we also accounted for revenues and costs generated on our non-derivative contracts on an accrual basis. The owned assets and non-derivative contracts generated a $268.1 million margin loss in 2003.

      The $268.1 million margin loss primarily consists of accrual losses of $246.6 million on non-derivative contracts and owned assets within our power and natural gas portfolios. As with forward power prices, the increased power supply in the mid-continent and eastern regions contributed to lower prices received on power sales in 2003, primarily contributing to the accrual losses. The $246.6 million also includes a $37 million loss from increased power rate refunds owed to the state of California because of FERC rulings issued and a $13.8 million loss for other contingencies related to our power marketing activities in the state of California.

      Mark-to-Market Earnings: The difference in accounting for non-derivative contracts in 2003 compared to 2002 primarily contributed to the increase in gross margin. In 2002, we recognized mark-to-market losses of $420 million on derivative contracts and non-derivative contracts, both of which we carried at fair value, or marked to market, in 2002. In 2003, we recognized mark-to-market gains of $401.4 million on derivative contracts only. We refer to net realized and unrealized gains and losses on contracts carried at fair value as mark-to-market earnings.

      Derivative contracts within our power and natural gas portfolios primarily contributed to the mark-to-market gains in 2003, generating $412.3 million of the total mark-to-market gains of $401.4 million. Decreased forward power prices on net power sales contracts and increased forward gas prices on net gas purchase contracts primarily caused the mark-to-market gains from power and natural gas derivative contracts. Increased power supply in the mid-continent and eastern U.S. significantly contributed to the decrease in forward power prices. A $126.8 million positive valuation adjustment on a terminated derivative contract also contributed to the 2003 mark-to-market gains on power and natural gas derivative contracts.

      Of the $420 million in mark-to-market losses in 2002, $320 million related to the power and natural gas portfolios. The fair value of certain tolling portfolios decreased as the margin between forward power prices and the estimated cost to produce the power decreased. The decline in volatility of the power and natural gas markets also contributed to the decrease in the fair value of tolling contracts within certain of our tolling portfolios as it does other option contracts. Tolling contracts possess characteristics of options since we have the right but not the obligation to request the plant owner to convert natural gas to power. Valuation methods used in 2002 are discussed in Note 1 of the Notes to Consolidated Financial Statements. Power and natural gas mark-to-market losses in 2002 also reflected a $74.8 million valuation adjustment on certain non-derivative power sale contracts. Quotes received during sales efforts in 2002 resulted in the valuation adjustment. The favorable net effect of approximately $85 million resulting from a settlement with the state of California partially offsets the 2002 mark-to-market losses. The $85 million primarily reflects the increase in fair value on power sales contracts with the California Department of Water Resources, which resulted from a restructuring of the contracts and the improved credit standing of the counterparty.

      Interest Rate Portfolio: Differences in the treatment of interest rate movements in 2003 compared to 2002 also offset the increase in gross margin. The 2002 interest rate earnings of $91 million reflect the impact of decreased interest rates on power, natural gas and crude and refined derivative and non-derivative contracts. As interest rates decreased, the overall fair value of these commodity contracts increased. The increase in the fair value of these contracts was partially offset by the decrease in the fair value of interest rate derivatives. Interest rate derivatives hedge the power, natural gas and crude and refined products contracts on an economic basis. The 2003 interest rate loss of $12.3 million reflects the mark-to-market loss on interest rate derivatives only.

      Origination: The lack of contract origination in 2003 further offsets the increase in gross margin. Consistent with our reduced financial commitment to the Power business, we did not originate long-term energy-related contracts in 2003. In 2002, we recognized $85.1 million of power and natural gas revenues and $118.8 million of petroleum products revenues by originating new contracts.

      Correction of Prior Period Items: Results for 2003 include approximately $117 million of revenue related to the correction of the accounting treatment previously applied to certain third party derivative contracts during 2002 and 2001. This matter was initially disclosed in our Form 10-Q for the second quarter of 2003. See Note 1 of Notes to Consolidated Financial Statements.

Decrease in selling, general and administrative expenses

      The reduced focus on the Power business resulted in further employee reductions in 2003. Power employed approximately 250 employees at the end of 2003 compared to approximately 410 at the end of 2002. This decrease in employees was the primary factor in the $85 million, or 41 percent, decrease in selling, general, and administrative expenses.

Increase in other income (expense) — net

      Other income (expense) — net improved $337.1 million. Power terminated or sold certain contracts and other assets, resulting in losses in 2002 and gains in 2003. In 2002, Power terminated certain power — related capital projects, which resulted in $138.8 million of impairments. Power also recorded a $44.7 million impairment in 2002 from the January 2003 sale of the Worthington generation facility. In 2003, Power sold a non-derivative energy-trading contract resulting in a $188 million gain on sale. Power also sold an interest in certain investments accounted for under the cost method in 2003 for a gain of $13.8 million.

      A $45 million goodwill impairment in 2003 compared to a $61.1 million goodwill impairment in 2002 also contributed to the increase in Other (income) expense-net. See Note 4 of Notes to Consolidated Financial Statements.

      Other factors offset the increase in Other income (expense) — net. In 2003, Power recognized a $44.1 million impairment on a power generating facility (see Note 4 of Notes to Consolidated Financial Statements). Power also reached a settlement with the Commodity Futures Trading Commission as discussed in Note 16 of Notes to Consolidated Financial Statements, resulting in a charge of $20 million. Finally, Power recorded accruals of $19.5 million for power marketing activities in California during 2000 and 2001 (see Note 16 of Notes to Consolidated Financial Statements).

2002 vs. 2001

      The $1,790.8 million, or 105 percent, decrease in revenues is due primarily to a $1,783.3 million decrease in risk management and trading revenues. During 2002, the impact of market movements against Power’s portfolio and a significant reduction in origination activities adversely affected our results. Power’s ability to manage or hedge its portfolio against adverse market movements was limited by a lack of market liquidity as well as our limited ability to provide credit and liquidity support.

      The decrease in risk management and trading revenues includes the following:

•	$1,901.4 million decrease in natural gas and power revenues,

•	$6.3 million increase in petroleum products revenues,

•	$12 million increase in European trading revenues, and

•	$99.8 million increase in interest rate revenues.

      The net impact of interest rate movements, including the impact of interest derivatives, caused the $99.8 million increase in interest rate revenues.

      The $1,783.3 million decrease in risk management and trading revenues includes a $205 million decrease in revenues from new transactions originated and contract amendments as compared to 2001. A decline in natural gas revenues caused $454.9 million of the $1,901.4 million decline in natural gas and power revenues. Increasing prices on short natural gas positions during the third quarter of 2002 primarily caused the decline in natural gas revenues. The remaining $1,446.5 million decline in natural gas and power revenues relates to lower revenues from the power portfolio caused primarily by 1) smaller differences in the margin between forward power prices and the estimated cost to produce the power on certain power tolling portfolios; 2) lower volatility compared with 2001; and 3) the net impact of portfolio valuation adjustments associated with the decline in market liquidity and portfolio liquidation activities.

      Origination activities during the first quarter of 2002 primarily caused the $6.3 million increase in petroleum products revenues. The commencement of trading activities in the European office as compared to start-up activities in 2001 principally drove the $12 million increase in European trading revenues. The European operations were being wound down in 2002.

      As a result of our liquidity constraints, we initiated efforts in 2002 to sell all or portions of Power’s portfolio and/or pursue potential joint venture or business combination opportunities. Portions of Power’s portfolio were recognized at their estimated fair value, which under generally accepted accounting principles is the amount at which they could be exchanged in a current transaction between willing parties other than in a forced liquidation or sale. As a result of information obtained through the portfolio sales efforts in 2002, Power adjusted the estimated fair value of certain portions of the portfolio to reflect viable market information received. For those portions of the portfolio for which no viable market information was received through sales efforts, Power estimated fair value using other market-based information and consistent application of valuation techniques. Portfolio valuation adjustments recognized in 2002 as a result of new market information obtained through sales efforts resulted in a $74.8 million decrease in segment profit.

      Revenues for 2002 also includes the favorable fourth-quarter net effect of approximately $85 million resulting from the settlement with the state of California, the restructuring of associated energy contracts, and the related improved credit situation of the counterparties during the quarter.

      Selling, general, and administrative expenses decreased by $124.7 million, or 37 percent. Lower variable compensation levels and staff reductions primarily caused this cost reduction.

      Other (income) expense — net in 2002 includes the following:

•	Impairments and loss accruals associated with commitments for certain power projects that have been terminated of $138.8 million;

•	Partial impairment of goodwill of $61.1 million, reflecting a decline in fair value resulting from deteriorating market conditions during 2002; and

•	Impairment charge related to the January 2003 sale of the Worthington generation facility of $44.7 million.

      Other (income) expense — net in 2001 included a $13.3 million charge due to a terminated expansion project.

      The $1,894.8 million, or 149 percent decrease in Segment profit (loss) is due primarily to the $1,783.3 million reduction of risk management and trading revenues and the other (income) expense — net items, partially offset by the $124.7 million reduction in selling, general and administrative expenses, and the $23.3 million charge from the write-downs in 2001 of marketable equity securities and a cost based investment (see Note 3 of Notes to Consolidated Financial Statements).

Gas Pipeline

Overview of 2003

      Gas Pipeline’s interstate transmission and storage activities are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, enlargement or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established through the FERC’s rulemaking process. As a result of this regulation, Gas Pipeline’s revenues and operating costs are relatively stable, with fluctuations primarily driven by the approval by the FERC of new rates, the level of pipeline transportation capacity used and seasonal demands. Therefore capacity is a significant factor for revenues and ultimately segment profit.

      During 2003, Gas Pipeline completed five major expansion projects. The combined impact of the completed projects resulted in the following:

Northwest Pipeline:

•	Created 450,000 Dth/d of new physical capacity.

•	Installed more than 120 miles of new pipeline looping in Washington, Idaho, and Wyoming.

Transco:

•	Increased capacity by 320,000 Dth/d.

•	Installed more than 43 miles of new pipeline.

      Significant risk factors that could affect the profitability of our Gas Pipeline segment include:

•	legal and regulatory events such as FERC rate authorization and/ or rate case settlements (see Note 16 of Notes to Consolidated Financial Statements),

•	market demand for expansion projects to increase revenue and segment profit, and

•	catastrophic events to our infrastructure such as ruptures to pipelines.

Outlook for 2004

      In December 2003, we received an order from the U.S. Department of Transportation regarding restoration of transportation service on a segment of a natural gas pipeline in western Washington. The pipeline experienced a line break in May 2003 and we subsequently received an order to lower pressure by 20 percent and perform an integrity study on the pipeline segment. The pipeline experienced a second break in the same segment in December 2003. In December, we idled the pipeline segment until its integrity could be assured. The decision to idle the pipeline has not had a significant impact on our ability to meet market demand, primarily because we have a parallel pipeline in the same corridor. We have, thus far, been able to meet customers’ demand including peak loads during January 2004. But, during the non-peak demands of spring and summer when gas on gas competition can be strong, customers may have to take gas from other than preferred sources. If we are unable to meet customers’ demand, then we may have to reduce our billings to them. The future costs to first restore portions of the existing pipeline to temporary service and then to replace the pipeline’s capacity entirely are expected to be in the range of approximately $365 million to $430 million over a three-year period, the majority of which will be spent in 2005 and 2006. We expect to have adequate financial resources to comply with the order and replace the capacity, if required.

      In February 2004, Gas Pipeline placed a pipeline expansion into service increasing capacity on its Transco natural gas system by 54,000 Dth/d. The completed projects for Northwest Pipeline and Transco are expected to increase revenues in 2004 by approximately $45 million. The majority of the planned 2004 capital expenditures is expected to be spent on maintenance of the pipelines.

Year-over-year operating results

      During 2003, we sold Texas Gas Transmission Corporation (Texas Gas). We received $795 million in cash and the buyer assumed $250 million in debt. During 2002, we sold both our Central and Kern River interstate natural gas pipeline businesses. The following discussions exclude any gains or losses on such sales and the results of operations related to Texas Gas, Central, and Kern River, which are all reported within discontinued operations.

      The following discussions relate to the current continuing businesses of our Gas Pipeline segment which includes Transco, Northwest Pipeline and various joint venture projects. Certain assets sold during 2002 are included in the 2002 results. These assets include Cove Point, a general partner interest in Northern Border, and our 14.6 percent interest in Alliance Pipeline. These assets represented $7.4 million of revenues and $15.7 million of segment profit for the year ended December 31, 2002.

	Years Ended December 31,

	2003	2002	2001

	(Millions)
Segment revenues	$1,299.0	$1,241.8	$1,180.8
Segment profit	$554.9	$545.1	$472.1

2003 vs. 2002

      The $57.2 million, or five percent, increase in revenues is due primarily to $61 million higher demand revenues on the Transco system resulting from new expansion projects (MarketLink, Momentum and Sundance) and higher rates approved under Transco’s rate proceedings that became effective in late 2002 and $27 million on the Northwest Pipeline system resulting from new projects (Gray’s Harbor, Centralia, and Chehalis). Partially offsetting these increases was the absence in 2003 of $26 million of revenue from reductions in the rate refund liabilities and other adjustments associated with a rate case settlement on Transco in 2002 and $13 million lower storage demand revenues in 2003 due to lower storage rates in connection with Transco’s rate proceedings that became effective in late 2002.

      Cost and operating expenses increased $21 million, or four percent, due primarily to $25 million higher depreciation expense due to additional property, plant and equipment placed into service and $12 million higher state sales and use, ad valorem and franchise taxes. These increases were partially offset by $15 million lower fuel expense on Transco, resulting primarily from pricing differentials on the volumes of gas used in operation. Costs and operating expenses are projected to be approximately $20 million higher in 2004 due primarily to non-capitalized maintenance projects.

      General and administrative costs decreased $32 million, or 20 percent, due primarily to the absence in 2003 of $23 million of early retirement pension costs recorded in 2002 and other employee-related benefits costs associated with reduced employee levels as well as the absence of a $5 million write-off in 2002 of capitalized software development costs resulting from cancellation of a project. General and administrative costs in 2004 are projected to be consistent with 2003 amounts.

      Other (income) expense — net in 2003 includes a $25.6 million charge at Northwest Pipeline to write-off capitalized software development costs for a service delivery system. Subsequent to the implementation of the same system at Transco in the second quarter of 2003 and a determination of the unique and additional programming requirements that would be needed to complete the system at Northwest Pipeline, management determined that the system would not be implemented at Northwest Pipeline. Other (income) expense — net in 2003 also includes $7.2 million of income at Transco due to a partial reduction of accrued liabilities for claims associated with certain producers as a result of recent settlements and court rulings. Other income (expense) — net in 2002 includes a $17 million charge associated with a FERC penalty (see Note 16 of Notes to Consolidated Financial Statements) and a $3.7 million loss on the sale of the Cove Point facility.

Summarized changes in Gas Pipeline’s segment profit:

      Segment profit, which includes equity earnings and income (loss) from investments (included in Investing income (loss)), increased $9.8 million, or two percent, due to the following favorable 2003 items:

•	the $57.2 million increase in revenues,

•	the $32 million decrease in general and administrative costs,

•	the absence of the $17 million FERC charge in 2002 discussed above; and

•	the absence of the $12.3 million write off of Gas Pipeline’s investment in a cancelled pipeline project and a $10.4 million loss on the sale of Gas Pipeline’s 14.6 percent ownership interest in Alliance Pipeline in 2002. Both items were included in income (loss) from investment, which is included in Investing income (loss).

      These increases to segment profit were partially offset by the following:

•	$73 million lower equity earnings (included in Investing income (loss)),

•	the $25.6 million charge at Northwest Pipeline to write-off capitalized software costs discussed previously,

•	the $21 million higher operating costs, and

•	the absence of an $8.7 million gain in 2002 on the sale of our general partnership interest in Northern Border Partners, L.P.

      The $73 million decrease to equity earnings reflects $24 million lower equity earnings from Gulfstream, the absence of a $27.4 million benefit in 2002 related to the contractual construction completion fee received by an equity affiliate and the absence of $19 million of equity earnings following the October 2002 sale of Gas Pipeline’s 14.6 percent ownership in Alliance Pipeline. The lower earnings for Gulfstream were primarily due to the absence in 2003 of interest capitalized on internally generated funds as allowed by the FERC during construction. The Gulfstream pipeline was placed into service during second-quarter 2002.

2002 vs. 2001

      The $61 million, or five percent, increase in revenues is due primarily to $67 million higher demand revenues on the Transco system resulting from new expansion projects and new settlement rates effective September 1, 2001 and $10 million impact of reductions in the rate refund liabilities associated with rate case settlements on the Transco system. Revenue also increased due to $8 million higher transportation revenue on the Northwest Pipeline system, $9 million from environmental mitigation credit sales and services and $4 million higher revenues associated with tracked costs, which are passed through to customers (offset in general and administrative expenses). Partially offsetting these increases were $23 million lower gas exchange imbalance settlements (offset in costs and operating expenses), $14 million lower storage revenues and

$7 million lower revenues associated with the recovery of tracked costs which are passed through to customers (offset in costs and operating expenses). The decrease in storage revenues noted above is primarily due to $9 million lower rates on Cove Point’s short term storage contracts (the Cove Point facility was sold in September 2002) and a $6 million decrease at Transco due primarily to lower storage demand.

      Costs and operating expenses decreased $30 million, or five percent, due primarily to $23 million lower gas exchange imbalance settlements (offset in revenues), $19 million lower operations and maintenance expense due primarily to lower professional and other contractual services and telecommunications expenses, $7 million lower other tracked costs which are passed through to customers (offset in revenues) and a $5 million franchise tax refund for Transco. These decreases were partially offset by the $15 million effect in 2001 of a regulatory reserve reversal resulting from the FERC’s approval for recovery of fuel costs incurred in prior periods by Transco, as well as $13 million higher depreciation expense. The $13 million higher depreciation expense reflects a $15 million increase due to increased property, plant and equipment placed into service (including depletion of property held for the environmental mitigation credit sales), partially offset by a $2 million adjustment related to the 2002 rate case settlements resulting in lower depreciation rates applied retroactively.

      General and administrative costs increased $17 million, or 12 percent, due primarily to $10 million higher employee-related benefits expense, including:

•	$8 million related to higher pension and retiree medical expense due to decreases in assumed return on plan assets, and

•	approximately $3 million related to expense recognized as a result of accelerated company contributions to an employee stock ownership plan.

      Also contributing to the increase is $11 million in costs associated with an early retirement program, a $5 million write-off in 2002 of capitalized software development costs resulting from cancellation of a project, and $4 million higher tracked costs (offset in revenues). These increases were partially offset by $12 million lower charitable contributions in 2002.

      Other income (expense) — net in 2002 includes a $17 million charge associated with a FERC penalty (see Note 16 of Notes to Consolidated Financial Statements) and a $3.7 million loss on the sale of the Cove Point facility. Other (income) expense — net in 2001 includes an $18 million charge resulting from the unfavorable court decision and resulting settlement in one of Transco’s royalty claims proceedings (an additional $19 million is included in interest expense).

Summarized changes in Gas Pipeline’s segment profit

      Segment profit, which includes equity earnings and income (loss) from investments (both included in Investing income (loss)), increased $73 million, or 15 percent, due primarily to the following:

•	$67 million higher demand revenues discussed above,

•	$42.1 million higher equity earnings (included in Investing income (loss)),

•	$30 million lower costs and operating expenses discussed above,

•	the effect of the $18 million 2001 charge discussed previously in Other (income) expense — net,

•	the $10 million effect of rate refund liability reductions related to the finalization of rate cases during third-quarter 2002, and

•	an $8.7 million gain in 2002 on the sale of our general partnership interest in Northern Border Partners, L.P.

      These increases were partially offset by the following items:

•	the effect of a $27.5 million gain in 2001 from the sale of our limited partnership interest in Northern Border Partners, L.P.,

•	the $17 million increase in general and administrative costs discussed above,

•	the $17 million FERC penalty and the $3.7 million loss on the sale of the Cove Point facility discussed above in Other income (expense),

•	a $12.3 million write-down in 2002 of Gas Pipeline’s investment in a cancelled pipeline project, and

•	a loss of $10.4 million on the sale of Gas Pipeline’s 14.6 percent ownership interest in Alliance Pipeline.

      The $42.1 million increase in equity earnings includes a $27.4 million benefit in 2002 related to the contractual construction completion fee received by an equity affiliate. This equity affiliate served as the general contractor on the Gulfstream pipeline project for Gulfstream Natural Gas System (Gulfstream), an interstate natural gas pipeline subject to FERC regulation and an equity affiliate. The fee, paid by Gulfstream and associated with the completion during the second quarter of 2002 of the construction of Gulfstream’s pipeline, was capitalized by Gulfstream as property, plant and equipment and is included in Gulfstream’s rate base to be recovered in future revenues. Additionally, the increase in equity earnings reflects an $18 million increase from Gulfstream, $12 million of which is related to interest capitalized on the Gulfstream pipeline project in accordance with FERC regulations.

Exploration & Production

Overview of 2003

      Our focus within Exploration & Production is to develop, produce and explore for natural gas reserves in the Rocky Mountain and Mid-continent regions. We are currently one of the top producers in the Rocky Mountain region. Our specialty is extracting natural gas from non-conventional tight sands and coalbed methane formations. Almost all of our natural gas production is sold to Williams’ Power segment.

      We maintain a leadership presence in the following strategic natural gas basins:

•	Piceance Basin in western Colorado;

•	Powder River Basin in northeastern Wyoming;

•	San Juan Basin, which stretches from northwestern New Mexico into Colorado; and

•	Arkoma Basin in southeastern Oklahoma.

      These basins are core to our future success with a large portion of our proved reserves being undeveloped. Thus, we plan to maintain a significant drilling program over the next several years. In addition, we manage other oil and gas interests, including an international oil and gas company, APCO Argentina, Inc., in which we own an approximate 69 percent interest.

      During the first half of 2003, our strategy focused on selling assets and reducing our development drilling activity in order to raise or preserve cash to strengthen our balance sheet. In the second half of the year, after we had successfully paid down or refinanced certain debt, we resumed development drilling to levels similar to those achieved in 2002. The major accomplishments for the Exploration & Production segment during 2003 included the following:

•	Completed the targeted asset sales of properties located primarily in Kansas, Colorado, Utah and New Mexico. We received net proceeds of approximately $465 million resulting in net pre-tax gains of approximately $134.8 million, including $39.7 million of pre-tax gains reported in discontinued operations related to the interests in the Raton and Hugoton basins.

•	Achieved a reserves replacement rate of over 250 percent for our core retained basins. Overall, our reserves replacement rate was approximately 30 percent.

•	Increased our development drilling program in the latter part of the year, returning to activity levels reached prior to 2003. Capital expenditures for 2003 were approximately $200 million.

•	Decreased our selling, general and administrative costs by $7 million.

Outlook for 2004

      Our expectations for the Exploration & Production segment in 2004 include:

•	A continuing development drilling program in our key basins with an increase in activity in the Piceance Basin.

•	Increasing our current production level of 447 Mmcfe per day by 10 to 15 percent by the end of 2004. Approximately 80 percent of our forecasted 2004 production is hedged at prices that average $3.63 per Mcfe at a basin level. Approximately 48 percent of our estimated 2005 production is hedged at prices that average above $4.00 per Mcfe at the basin level.

      Risks that may prevent us from fully accomplishing our objectives include drilling rig availability, obtaining permits as planned for drilling and any potential capital constraints.

Year-over-year operating results

      The following discussions of the year-over-year results primarily relate to our continuing operations. However, the results do include those operations that were sold during 2003 or 2002 that did not qualify for discontinued operations reporting. The operations in the Hugoton and Raton basins qualified for discontinued operations.

	Years Ended December 31,

	2003	2002	2001

	(Millions)
Segment revenues	$779.7	$860.4	$603.9
Segment profit	$401.4	$508.6	$231.8

2003 vs. 2002

      The $80.7 million, or nine percent decrease in revenues is due primarily to $66 million lower production revenues due to lower production levels as the result of property sales and reduced drilling activities and $21 million lower other revenues primarily due to the absence in 2003 of deferred income relating to transactions in prior years that transferred certain economic benefits to a third party.

      The decrease in domestic production revenues reflects $68 million associated with an eleven percent decrease in net domestic production volumes, partially offset by $2 million higher revenues from increased net realized average prices for production. Net realized average prices include the effect of hedge positions. The decrease in production volumes primarily results from the sales of properties in 2002 and 2003 and the impact of reduced drilling activity. Drilling activity was lower in the January through August period of 2003 due to our capital constraints. During the third quarter, drilling activities on our retained properties began to increase and by the fourth quarter of 2003 returned to the levels more consistent with 2002 drilling levels. This drilling level is expected to increase production volumes in the future.

      To minimize the risk and volatility associated with the ownership of producing gas properties, we enter into derivative forward sales contracts, which economically lock in a price for a portion of our future production. Approximately 86 percent of domestic production in 2003 was hedged. These hedging decisions are made considering our overall commodity risk exposure.

      Costs and expenses, including selling, general and administrative expenses, decreased $11 million, reflecting:

•	$17 million lower exploration expenses reflecting the current focus of the company on developing proved properties while reducing exploratory activities,

•	$10 million lower depreciation, depletion and amortization expense primarily as a result of lower production volumes,

•	$7 million lower selling general and administrative expense, and

•	$19 million higher operating taxes due primarily to higher market prices.

      Other (income) expense — net in 2003 includes approximately $95.1 million in net gains on sales of natural gas properties during 2003, which were discussed previously. Other (income) expense — net in 2002 includes approximately $141 million in net gains on sales of natural gas properties during 2002.

      The $107.2 million decrease in segment profit is partially due to $46 million lower net gains on sales of assets in 2003 as compared to 2002, as discussed above. Additionally, lower production revenues due primarily to lower production volumes also contributed to the decrease. Segment profit also includes $18.2 million and $11.8 million related to international activities for 2003 and 2002, respectively. This increase primarily reflects improved operating results of APCO Argentina.

2002 vs. 2001

      The $256.5 million, or 42 percent, increase in revenues is primarily due to:

•	$246 million higher domestic production revenues,

•	$27 million in unrealized gains from mark-to-market financial instruments related to basis differentials on natural gas production, and

•	$28 million lower domestic gas management revenues.

      The $246 million increase in domestic production revenues includes $227 million associated with an increase in net domestic production volumes, resulting primarily from the acquisition in third-quarter 2001 of the former Barrett operations. The increase in our revenues also includes $19 million from increased net realized average prices for production (including the effect of hedge positions). Approximately 88 percent of domestic production in 2002 was hedged.

      Costs and operating expenses, including selling, general and administrative expenses, increased $112 million, due primarily to the addition of the former Barrett operations. Increased costs include depreciation, depletion and amortization, lease operating expenses and selling, general and administrative expenses. These increases were partially offset by decreased gas management purchase costs.

      Other (income) expense — net in 2002 includes $120 million and $21 million in gains from the sales of substantially all of our interests in natural gas production properties in the Jonah field (Wyoming) and in the Anadarko Basin, respectively.

      Segment profit increased $276.8 million due primarily to the gains from asset sales mentioned in the preceding paragraph, increased production volumes, and higher net realized average prices. Segment profit also includes $11.8 million and $15.4 million related to international activities for 2002 and 2001, respectively.

Midstream Gas & Liquids

Overview of 2003

      In 2003, we continued to execute our strategy to focus on targeted growth areas in the Four Corners, Rockies and Gulf Coast production areas. Pursuing our strategy, we placed into service significant pipeline infrastructure in the deepwater offshore area of the Gulf of Mexico and added a fourth cryogenic processing train and a billion cubic feet per day dehydration plant to our Opal gas processing facility. A third party funded and owns the fourth cryogenic train mentioned above. The deepwater project contributed to segment profit in 2003 while both Opal expansions will begin contributing in 2004. While strengthening our positions in these growth areas, we also continued to rationalize assets by completing sales of various non-core assets. The following is a list of assets sold during 2003:

•	Wholesale propane business, which represents the most significant portion of our NGL trading activities, and includes certain supply contracts and seven propane distribution terminals (fourth quarter).

•	Dry Trail gas processing plant located in Texas County, Oklahoma (fourth quarter).

•	West Stoddart gas processing facility and the fractionation, storage, and distribution system at our Redwater, Alberta plant in western Canada (third quarter).

•	Ownership interest in the following investments: 45 percent interest in Rio Grande Pipeline (second quarter); 20 percent interest in the West Texas Pipeline (third quarter); 37.5 percent interest in Wilprise Pipeline (fourth quarter); and 16.67 percent interest in Tri-States NGL Pipeline (fourth quarter).

Outlook for 2004

      The following factors could impact our business in 2004 and beyond:

•	Continued growth in the deepwater areas of the Gulf of Mexico is expected to contribute to, and become a larger component of, our future segment revenues and segment profit. These additional fee-based revenues will lower our relative exposure to commodity price risks.

•	Gas processing margins may not be as favorable as those realized in 2002 and 2003. Although Wyoming natural gas prices are historically below natural gas prices in other domestic markets, the magnitude of this basis differential may be less in the near future.

•	Midstream realized additional product gains related to its gas gathering systems in 2003. We do not consider these gains to be recurring in nature.

•	In 2003, our Gulf Coast gas processing plants earned additional fee revenues derived from temporary processing agreements contracted in response to gas merchantability orders from pipeline operators requiring producers’ gas to be processed to achieve pipeline quality standards. These contracts may terminate if processing economics in this region were to significantly improve.

•	We continue to evaluate and pursue the sale of various assets, including the assets of our wholly-owned subsidiary Gulf Liquids New River LLC (Gulf Liquids) currently reported as discontinued operations. We also intend to sell certain Canadian assets in 2004. The completion of asset sales may have the effect of lowering revenues and/or segment profit in the periods following the sales. The sale of our wholesale propane business mentioned above will reduce revenues and expenses, but should not have a material effect on our segment profit. Additional fee-based revenues from our new deepwater assets are expected to mitigate segment profit decline resulting from certain asset sales.

•	A recent FERC Energy Affiliate Ruling will impact our operation of certain regulated gas gathering assets owned by our affiliate Transco. As a result certain revenues and net profits may shift from our Midstream segment to our Gas Pipelines segment.

Year-over-year operating results

      In August 2002, we completed the sale of 98 percent of Mapletree LLC and 98 percent of E-Oaktree, LLC to Enterprise Products Partners L.P. Mapletree owned all of Mid-America Pipeline, a 7,226-mile natural gas liquids pipeline system. E-Oaktree owned 80 percent of the Seminole Pipeline, a 1,281-mile natural gas liquids pipeline system. The gains on the sale of these businesses and the related results of operations have been reported as discontinued operations.

      Pursuant to generally accepted accounting principles, we have classified the operations of Gulf Liquids, West Stoddart and Redwater as discontinued operations. All prior periods reflect this reclassification.

	Years Ended December 31,

	2003	2002	2001

	(Millions)
Segment revenues	$3,319.2	$1,525.2	$1,621.2
Segment profit (loss)
Domestic Gathering & Processing	$273.5	$194.2	*
Venezuela	74.9	75.4	*
Canada	(61.4)	(103.7)	*
Other	(1.0)	17.3	*

Total	$286.0	$183.2	$172.2

*	Beginning in the third quarter of 2003, our management discussion and analysis of operating results was reorganized into major asset groups to provide additional clarity. The discussion comparing 2002 and 2001 results was not completed using the same asset groupings.

2003 vs. 2002

      Revenues increased $1.8 billion primarily as a result of adopting EITF 02-3, which changed how we report natural gas liquids trading activities. The costs of such activities are no longer reported as reductions in revenues. EITF 02-3 does not require restatement of prior year amounts. In addition to this effect, our revenues increased $379 million primarily due to higher natural gas liquids (NGL) revenues at our gas processing plants as a result of moderate market price increases, partially offset by lower NGL production volumes. Additional fee revenues associated with newly constructed deepwater assets and higher olefins sales also contributed to the revenue increase.

      Costs and operating expenses also increased $1.8 billion primarily due to the adoption of EITF 02-3 as discussed in the previous paragraph. In addition to this effect, costs and expenses increased $359 million, of which $273 million is attributable to rising market prices for natural gas used to replace the heating value of NGLs extracted at our gas processing facilities. Feedstock purchases for the olefins facilities increased $109 million due to higher NGL and gas prices as well as higher purchase volumes.

      Segment profit increased $102.8 million and reflects impairment charges of $41.7 million in 2003 and $115 million in 2002. Both impairment charges related to certain Canadian assets. The remaining $29.5 million increase is largely attributable to higher deepwater and other Gulf Coast fee revenues partially offset by unfavorable results in our Canadian and Gulf Olefins operations. Segment profit benefited from increased processing margins in both 2003 and 2002 due to rising NGL prices coupled with depressed natural gas prices in the Wyoming area. In contrast, Canadian and Gulf Olefins production margins suffered as market prices for ethane and propane feedstocks increased more than those for the olefins produced at these facilities, which lowered operating results. In addition, gains on asset and investment sales, reduced selling, general and administrative expenses, and gathering system net gains are offset by lower partnership earnings and higher depreciation expense. A more detailed analysis of segment profit of our various operations is presented below:

      Domestic Gathering & Processing: The $79.3 million increase in domestic gathering and processing segment profit includes an $86.0 million increase in the Gulf Coast Region, partially offset by a $6.7 million decline in the West Region.

      The Gulf Coast Region’s $86 million improvement is largely attributable to $42 million of incremental segment profit associated with new infrastructure in the deepwater area of the Gulf of Mexico. The Canyon Station production platform, Seahawk gas gathering pipeline, and Banjo oil transportation system were placed into service during the latter half of 2002 and each contributed to Midstream’s segment profit. The remaining Gulf Coast gathering and processing assets provided approximately $44 million in additional net revenues, primarily from $12 million in higher processing margins and $23 million in higher fee-based revenues. A portion of this increase relates to the temporary processing agreements which allow producers’ gas to be processed to achieve pipeline quality standards. Also, the regulated gas gathering system recorded an additional $10 million in higher gathering revenues attributed to additional volumes originating from new deepwater production.

      The West Region’s $6.7 million segment profit decline reflects the absence of $7 million in operating profit associated with the Kansas Hugoton gathering system sold in August 2002. Although 2003 segment profit is comparable to 2002, the West Region’s segment results were impacted by several offsetting factors discussed below:

•	Gas processing margins declined $10 million compared to margins experienced in 2002. Throughout 2002 and the first quarter of 2003, rising NGL prices and depressed Wyoming natural gas prices yielded very favorable processing margins. Wyoming natural gas prices rebounded at the end of the first quarter 2003 as the completion of the Kern River Pipeline system added transportation capacity relieving downward price pressure. Margins recovered somewhat in the fourth quarter as Wyoming gas prices lagged behind the increases in other energy commodities.

•	Gathering and processing fee revenues declined $11 million primarily due to fewer customers electing the fee-based billing option of processing contracts.

•	Non-reimbursed fuel expenses declined $8 million, largely attributed to favorable adjustments in the annual fuel reimbursement rates. This favorable variance is not likely to continue in 2004.

•	We realized $17 million in non-recurring net product gains related to our gas gathering system. These gains represent less than one-third of one percent of total gas gathered and are within industry standards. Historically our gathering system realizes net gains and losses, and therefore, we do not consider these gains to be recurring in nature.

•	Depreciation expense was $10 million higher in large part due to additional investments in the West.

      Venezuela: Segment profit for our Venezuelan assets remained virtually unchanged. Higher compression rates in 2003 and the 2002 currency exchange loss resulted in $11 million higher profits at the PIGAP gas compression facility. These higher profits were partially offset by a $8 million decrease in the El Furrial operating margins attributed to plant downtime caused by a fire that occurred in the first quarter of 2003. Also offsetting the increase in PIGAP operating profit is a $4 million decline resulting from the termination of the Jose Terminal operations contract in December 2002. Our Venezuelan assets were constructed and are currently operated for the exclusive benefit of Petroleos de Venezuela S.A. (PDVSA), the state owned Petroleum Corporation of Venezuela. The Venezuelan economic and political environment can be volatile, but has not significantly impacted the operations and cash flows of our facilities.

      Effective February 7, 2004, the Venezuelan government revalued the fixed exchange rate for their local currency from 1,600 Bolivars to the dollar to 1,920 Bolivars to the dollar. This effect of this currency devaluation will be recorded in the first quarter of 2004 but should not have a significant impact on our first quarter segment profit.

      Canada: The $42.3 million increase in segment profit for our Canadian assets reflects the difference in impairment charges of $41.7 million in 2003 and $115 million in 2002. The 2003 charge relates to the Empress V and Empress II liquids extraction facilities; the 2002 charge related to the same facilities as well as the Redwater/ Fort McMurray olefins assets. The remaining $31 million decline is primarily attributable to declining processing margins and higher operating expenses. Segment profit at our Canadian gas processing plants and olefins facility declined $26 million primarily due to gas prices increasing at a greater rate than NGL prices and higher operating expenses related to the Redwater/ Fort McMurray olefins facility that became operational in April 2002. In addition, currency transaction losses were $5 million higher in 2003 due to the decline of the U.S. dollar compared to the Canadian dollar.

      Other: The $18.3 million decline in segment profit for Midstream’s other operations is attributed to lower domestic olefins margins and unfavorable partnership earnings, partially offset by the gain on sale of our wholesale propane operations.

•	Segment profit for our domestic Olefins group declined $14 million primarily as a result of reduced olefins fractionation margins as the price of ethane and propane feedstock increased more than the price of olefins products. Higher maintenance expenses also contributed to the decline in segment profit. Olefins production margins continue to be impacted by weak consumer demand for products produced by petrochemical facilities.

•	Our earnings from partially owned domestic assets accounted for using the equity method declined $18 million largely due to $13 million in prior period accounting adjustments recorded on the Discovery partnership, the 2003 sale of other investments that generated positive earnings in 2002 and $14 million of impairment charges associated with the Aux Sable partnership investment. These unfavorable results were partially offset by net gains totaling approximately $20 million from the sale of our interests in the West Texas, Rio Grande, Wilprise, and Tri-states liquids pipeline partnerships.

•	Segment profit for our Trading, Fractionation, and Storage group increased $14 million primarily due to a $16 million gain on the fourth-quarter 2003 sale of our wholesale propane business consisting of certain supply contracts and seven propane distribution terminals. Our NGL trading operations activities were substantially curtailed in 2003, resulting in $11 million lower selling, general, and administrative costs partially offset by $8 million in lower net trading revenues. In addition, NGL service fees declined $5 million due to the sale of several NGL terminals in 2002.

2002 vs. 2001

      Our revenues decreased $96.0 million as a result of:

•	a $19.8 million increase in domestic gathering, processing, transportation and liquid product sales revenues,

•	a $48.7 million increase in Venezuelan revenues,

•	a $47.5 million decrease in Canadian revenues, and

•	a $117 million decline in domestic petrochemical and trading revenues.

      The $19.8 million increase in domestic gathering, processing, transportation, storage, fractionation and liquid product sales revenues resulted from a $34 million increase in liquid sales and a $10 million increase in transportation revenues, partially offset by a $17 million decrease in gathering revenues primarily due to the third-quarter 2002 sale of the Kansas-Hugoton gathering system, a $2 million decrease in storage revenues and a $4 million decrease in fractionation revenues. The increase in liquid sales reflects a $67 million increase in gulf coast liquid sales resulting primarily from higher production at existing processing facilities, and the September 2001 completion of a new processing facility that processes natural gas gathered from deepwater projects off the coast of Texas.

      The increase in Gulf Coast liquid sales was partially offset by a $33 million decline in liquid sales in the west, primarily caused by a decline in average liquid sales prices. The $10 million increase in transportation revenues reflects the results of a new deepwater oil and gas transportation system which was completely operational by mid-year 2002.

      The $117 million decline in petrochemicals and trading revenues is due largely to a September 2001 change in the reporting of certain petrochemical and liquid product trading transactions from a gross revenue basis to a net revenue basis combined with lower natural gas liquid trading margins.

      The $48.7 million increase in Venezuelan revenues reflects a full year of results from a new gas compression facility that began operations in August 2001.

      The decrease in Canadian revenues primarily results from a $29 million decrease in processing revenues and a $24 million decrease in liquid sales from processing activities. The decrease in processing revenue reflects lower processing rates under cost of service agreements as a result of lower natural gas shrink prices. The decrease in liquid sales from processing activities reflects lower average liquid sales prices.

      Costs and operating expenses decreased $192 million, or 15 percent, primarily reflecting a decline in fuel and product shrink costs at the domestic and Canadian processing facilities of $21 million and $71 million, respectively. These decreases reflect lower average natural gas prices in Canada and Wyoming, offset by higher volumes and prices in the Gulf Coast. The lower average gas prices in Wyoming during 2002 reflect a favorable differential between gas prices in Wyoming and the Gulf as a result of limited transportation capacity from Wyoming to other markets. This favorable basis differential had the effect of lower shrink costs and increasing liquid sales margins from Wyoming processing plants and is not expected to continue once take away transportation capacity within this region has been expanded. Costs and operating expenses also reflect a $92 million decline in petrochemical and trading costs resulting from the September 2001 change in reporting certain product trading classifications. These decreases are partially offset by $14 million higher transportation, fractionation, and marketing costs. Operations and maintenance expenses were relatively unchanged on a segment basis. A $32 million decline in costs in the west primarily, resulting from lower maintenance spending, was offset by a corresponding increase in the Gulf, Canada and Venezuela. The increase in these areas was largely associated with higher maintenance costs resulting from the new Venezuelan gas compression facility, Canadian olefins facility and new deepwater offshore operations.

      Selling, general and administrative costs were relatively unchanged on a segment basis.

      Other (income) expense-net within segment costs and expense for 2002 includes a $115 million impairment associated with the Canadian processing, extraction and olefin extraction assets (see Note 4 of Notes to Consolidated Financial Statements) and a $6 million impairment associated with the sale of the Kansas Hugoton gathering system in the third quarter. Reflected in 2001 are $13.8 million of impairments associated with certain south Texas non-regulated gathering and processing assets (see Note 4 of Notes to Consolidated Financial Statements).

      Segment profit increased $11 million from 2001. This increase reflects a $95 million increase in domestic operations, a $20 million increase in Venezuelan operations and a $104 million decrease in Canadian operations.

      Domestic segment profit reflects a $45 million increase in liquid sales margins resulting from the low fuel and shrink costs in the west reflecting the wide basis differential for natural gas prices in Wyoming. Domestic segment profit also increased $31 million due to income from equity investments primarily related to significant improvements in the operations of Discovery pipeline following new supply connections that resulted in higher transportation and liquid volumes. Domestic segment profit was also impacted by a $16 million increase in profits from an increase in deepwater operations.

      The decrease in segment profit from Canadian operations primarily relates to the $115 million impairment discussed above.

      Segment profit from Venezuelan operations reflects an increase resulting from a full year of results following the completion of a new gas compression facility in August 2001.

Other

Overview of 2003

      During 2003, we began reporting the Petroleum Services segment within Other as a result of a significant portion of the Petroleum Services assets being reflected as discontinued operations. Other now includes corporate operations, certain international activities and the remaining continuing operations of Petroleum Services.

Outlook for 2004

      During February 2004, we were a party to a recapitalization plan completed by Longhorn Partners Pipeline, L.P. (Longhorn). As a result of this plan, we sold a portion of our equity investment in Longhorn for $11.4 million, received $58 million in repayment of a portion of our advances to Longhorn and converted the remaining advances, including accrued interest, into preferred equity interests in Longhorn. These preferred equity interests are subordinate to the preferred interests held by the new investors. No gain or loss was recognized on this transaction.

Year-over-year operating results

	Years Ended December 31,

	2003	2002	2001

	(Millions)
Segment revenues	$72.0	$124.1	$319.3
Segment profit (loss)	$(50.5)	$14.1	$37.5

2003 vs. 2002

      Other segment loss for 2003 includes a $43.1 million impairment related to our investment in Longhorn. The impairment resulted from our assessment that indicated there had been an other than temporary decline in the fair value of this investment. Longhorn equity earnings increased $15.7 million during 2003 from a loss of $13.8 million in 2002. The 2002 segment profit includes a $58.5 million gain on the sale of our 27 percent ownership interest in the Lithuanian operations partially offset by a $12.6 million equity loss for those operations.

     2002 vs. 2001

      The $195.2 million, or 61 percent, decrease in revenues is due primarily to $184 million lower convenience store revenues after the sale in May 2001 of 198 convenience stores.

      Other segment profit in 2002 includes a $58.5 million gain from the September 2002 sale of our 27 percent ownership interest in the Lithuanian refinery, pipeline and terminal complex and a $9.5 million decrease in equity losses from the Lithuanian operations for the period. We received proceeds of approximately $85 million from the sale of this investment. In addition, we sold our $75 million note receivable from the Lithuanian operations at face value. Equity losses related to Longhorn increased $13.9 million from 2001 to 2002. Included in 2001 segment profit is a $75.3 million gain on the sale of 198 convenience stores.

Energy trading activities

      As of December 31, 2002, we carried energy and energy-related contracts on the Consolidated Balance Sheet at fair value. We held all of these energy and energy-related contracts for trading purposes. As of December 31, 2002, we reported net assets of approximately $1,632 million related to the fair value of energy risk management and trading contracts. Of this value, approximately $1,193 million pertained to non-derivative energy contracts, which were reflected at fair value under EITF Issue No. 98-10. On October 25, 2002 in Issue No. 02-3, the EITF rescinded Issue No. 98-10. With the adoption of EITF 02-3 on January 1, 2003, we reversed this non-derivative fair value through a cumulative adjustment from a change in accounting principle. These contracts are now accounted for under the accrual method. Effective January 1, 2003, only energy contracts meeting the definition of a derivative are reflected at fair value on the Consolidated Balance Sheet.

     Fair value of trading derivatives

      Consistent with our announcement to exit the merchant power and generation business, in 2003 we assessed which derivative contracts we held for trading purposes and which we held for non-trading purposes. We consider trading derivatives to be those held to provide price risk management services to third-party customers. The chart below reflects the fair value of derivatives held for trading purposes as of December 31, 2003. We have presented the fair value of assets and liabilities by period in which they are expected to be realized.

To be	To be	To be	To be
Realized in	Realized in	Realized in	Realized in
1-12 Months	13-36 Months	37-60 Months	61-120 Months	Total Fair
(Year 1)	(Years 2-3)	(Years 4-5)	(Years 6-10)	Value

(Millions)
$(3)	$25	$22	$(5)	$39

      As the table above illustrates, we are not materially engaged in trading activities. However, we hold a substantial portfolio of non-trading derivative contracts. Non-trading derivative contracts are those that hedge or could possibly hedge Power’s long-term structured contract positions and the activities of our other segments on an economic basis. Certain of these economic hedges have not been designated as or do not qualify as SFAS No. 133 hedges. As such, changes in the fair value of these derivative contracts are reflected in earnings. We also hold certain derivative contracts, which do qualify as SFAS No. 133 cash flow hedges, which primarily hedge Exploration & Production’s forecasted natural gas sales. As of December 31, 2003, the fair value of these non-trading derivative contracts was a net asset of $435 million.

Methods of estimating fair value

      Most of the derivatives we hold settle in active periods and markets in which quoted market prices are available. Quoted market prices in active markets are readily available for valuing forward contracts, futures contracts, swap agreements and purchase and sales transactions in the commodity and capital markets in which we transact. While an active market may not exist for the entire period, quoted prices can generally be obtained for the following:

•	natural gas through 2013,

•	power through 2007,

•	crude and refined products through 2005,

•	natural gas liquids through 2004, and

•	interest rates through 2033.

      These prices reflect the economic and regulatory conditions that currently exist in the marketplace and are subject to change in the near term due to changes in market conditions. The availability of quoted market prices in active markets varies between periods and commodities based upon changes in market conditions.

The ability to obtain quoted market prices also varies greatly from region to region. The time periods noted above are an estimation of aggregate liquidity. We use prices of current transactions to further validate price estimates. However, the decline in overall market liquidity since 2002 has limited our ability to validate prices.

      We estimate energy commodity prices in illiquid periods by incorporating information about commodity prices in actively quoted markets, quoted prices in less active markets, and other market fundamental analysis.

      Due to the adoption of EITF 02-3, modeling and other valuation techniques are not used significantly in determining the fair value of our derivatives. Such techniques were primarily used in previous years for valuing non-derivative contracts, which are no longer reported at fair value, such as transportation, storage, full requirements, load serving, transmission and power tolling contracts (see Note 1 of Notes to Consolidated Financial Statements).

Counterparty credit considerations

      We include an assessment of the risk of counterparty non-performance in our estimate of fair value for all contracts. Such assessment considers 1) the credit rating of each counterparty as represented by public rating agencies such as Standard & Poor’s and Moody’s Investors Service, 2) the inherent default probabilities within these ratings, 3) the regulatory environment that the contract is subject to and 4) the terms of each individual contract.

      Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. We continually assess this risk. We have credit protection within various agreements to call on additional collateral support if necessary. At December 31, 2003, we held collateral support of $342 million.

      We also enter into netting agreements to mitigate counterparty performance and credit risk. In 2002 and 2003, we closed out various trading positions. During 2003, we did not incur any significant losses due to recent counterparty bankruptcy filings.

      The gross credit exposure from our derivative contracts as of December 31, 2003 is summarized below.

	Investment
Counterparty Type	Grade(a)	Total

	(Millions)
Gas and electric utilities	$988.2	$1,045.9
Energy marketers and traders	1,317.2	3,118.5
Financial Institutions	918.5	918.5
Other	609.8	619.3

	$3,833.7	5,702.2

Credit reserves		(39.8)

Gross credit exposure from derivatives(b)		$5,662.4

      We assess our credit exposure on a net basis. The net credit exposure from our derivatives as of December 31, 2003 is summarized below.

	Investment
Counterparty Type	Grade(a)	Total

	(Millions)
Gas and electric utilities	$606.1	$629.4
Energy marketers and traders	52.1	376.3
Financial Institutions	160.4	160.4
Other	—	.2

	$818.6	1,166.3

Credit reserves		(39.8)

Net credit exposure from derivatives(b)		$1,126.5

(a)	We determine investment grade primarily using publicly available credit ratings. We included counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade. We also classify counterparties that have provided sufficient collateral, such as cash, standby letters of credit, adequate parent company guarantees, and property interests, as investment grade.

(b)	One counterparty within the California power market represents more than ten percent of the derivative assets and is included in investment grade. Standard & Poor’s and Moody’s Investors Service do not currently rate this counterparty. We included this counterparty in the investment grade column based upon contractual credit requirements in the event of assignment or substitution of a new obligation for the existing one.

Financial condition and liquidity

Liquidity

Overview of 2003

      Entering 2003, we faced significant liquidity challenges with sizeable maturing debt obligations and limited financial flexibility due in part to covenants arising from 2002 short-term financings. Our plan to address these issues, announced in February 2003, required immediate execution of significant levels of asset sales to meet maturing obligations in excess of $1 billion by mid-year.

      Through June 30, we were successful in generating approximately $2.4 billion of net proceeds from the sale of assets. With sufficient liquidity in hand, we prepaid the RMT Note totaling $1.15 billion. During the same period, we enhanced overall liquidity through the following actions:

•	obtained a new $800 million revolving and letter of credit facility that is collateralized by cash and/or government securities, but allows operation with minimal covenants, none of which contain financial ratios;

•	issued $800 million of 8.625 percent senior unsecured notes due 2010, which provided added liquidity in advance of remaining asset sales and flexibility to use funds to retire the $1.4 billion senior unsecured 9.25 percent notes maturing in March 2004;

•	redeemed the $275 million 9.875 percent cumulative-convertible preferred shares through the issuance of $300 million of 5.5 percent junior subordinated convertible debentures;

•	through our RMT subsidiary, obtained a new $500 million term loan at market rates and collateralized by RMT assets, the proceeds of which were used together with other funds to repay the RMT Note; and

•	through our Northwest Pipeline subsidiary, issued $175 million of 8.125 percent senior unsecured notes due 2010, which enabled Northwest Pipeline to fund capital expenditures without borrowing cash from our parent company.

      During the fourth quarter of 2003, we continued the execution of our plan to reduce debt with available funds by tendering for and retiring debt of nearly $1 billion. Of this total, $721 million was comprised of the 9.25 percent notes due March 2004, leaving $679 million outstanding.

      During 2003, we generated net cash proceeds from asset sales of approximately $3.0 billion. We expect to realize approximately $800 million from additional asset sales in 2004. The remaining expected asset sales include our Alaska refinery and related operations, which are currently under contract for sale, and certain Midstream assets. Our 2003 cash flow from operations of $770 million funded a large portion of our capital spending requirements for the year. At December 31, 2003, we have available unrestricted cash on hand of approximately $2.3 billion.

Sources of liquidity

      Our liquidity is derived from both internal and external sources. Certain of those sources are available to us (at the parent level) and others are available to certain of our subsidiaries.

      At December 31, 2003, we have the following sources of liquidity:

•	Cash-equivalent investments at the corporate level of $2.2 billion as compared to $1.3 billion at December 31, 2002.

•	Cash and cash-equivalent investments of various international and domestic entities of $91 million, as compared to $352 million at December 31, 2002.

      At December 31, 2003, we have capacity of $447 million available under our current revolving and letter of credit facility. In June 2003, we entered into this revolving and letter of credit facility which is used primarily for issuing letters of credit and must be collateralized at 105 percent of the level utilized (see Note 11 of Notes to Consolidated Financial Statements). As discussed below in the Outlook for 2004 section, we intend to replace this facility in 2004 with facilities that do not require cash collateralization. In contrast, at December 31, 2002 we had a combined $466 million available under the previous revolver and letter of credit facilities.

      In addition to these sources of liquidity described above, we have an effective shelf registration statement with the Securities and Exchange Commission that authorizes us to issue an additional $2.2 billion of a variety of debt and equity securities. However, the ability to utilize this shelf registration for debt securities is restricted by certain covenants associated with our $800 million 8.625 percent senior unsecured notes (see Note 11 of Notes to Consolidated Financial Statements).

      In addition, our wholly owned subsidiaries Northwest Pipeline and Transco have outstanding registration statements filed with the Securities and Exchange Commission. As of December 31, 2003, approximately $350 million of shelf availability remains under these registration statements. However, the ability to utilize these registration statements is restricted by certain covenants associated with our $800 million 8.625 percent senior unsecured notes. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets. On March 4, 2003, Northwest Pipeline completed an offering of $175 million of 8.125 percent senior notes due 2010. These notes contain covenants similar to those of the $800 million 8.625 percent senior unsecured notes discussed above. The $350 million of shelf availability mentioned above was not utilized for this offering.

      During 2003, we supplied liquidity needs with:

•	Cash generated from the sale of assets — In 2003, we generated approximately $3.0 billion in net proceeds from asset sales and expect to realize approximately $800 million from additional asset sales in 2004.

•	Cash generated from operations — In 2003, we generated $569.8 million in cash flow from continuing operations and expect to generate $1.0 to $1.3 billion in 2004.

      We estimate approximately $700 million to $800 million for 2004 capital and investment expenditures. We expect to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash and cash equivalent investments on hand, (2) cash generated from operations, and (3) cash generated from the sale of assets.

Outlook for 2004

      In 2004, we expect to make significant additional progress towards debt reduction while maintaining appropriate levels of cash and other forms of liquidity. To manage our operations and meet unforeseen or extraordinary calls on cash, we expect to maintain cash and/or liquidity levels of at least $1 billion. While access to the capital markets continues to improve, one of our indentures has a covenant that restricts our ability to issue new debt, with minimal exceptions, until a certain fixed charge coverage ratio is achieved. We expect to satisfy this requirement by the end of 2005. The covenant does not prohibit us from replacing our existing revolving and letter of credit facility with new facilities. Several of our indentures contain covenants restricting our ability to grant liens securing debt, but such covenants all contain significant exceptions allowing us to incur secured debt without granting similar liens to the holders of notes under those indentures. In determining the appropriate level of liquidity, we have considered the potential impact of significant swings in commodity prices, contract margin requirements, unplanned calls on capital spending and the need for a reserve for near term scheduled debt payments.

      During 2004, we expect to reduce long term debt, including scheduled maturities of $1 billion, based on the following assumptions:

•	generation of approximately $800 million from additional asset sales,

•	generation of cash flow from operations by our businesses in excess of capital spending levels,

•	replacement of our revolving and letter of credit facility with facilities that do not require cash collateralization, and

•	utilization of available cash on hand in excess of minimum liquidity levels.

Successful execution of this plan does not require us to to incur new debt.

      Potential risks associated with achieving this objective include:

•	Lower than expected levels of cash flow from operations.

To mitigate this exposure, Exploration & Production has hedged the price of natural gas for approximately 80 percent of its expected 2004 production. Power estimates that it has hedged revenues, of varying degrees of certainty, covering approximately 98 percent of its fixed demand obligations through 2010.

•	Delays in asset sales or lower than expected proceeds.

Approximately one-third of the remaining asset sales are currently under contract and expected to close during the first quarter. If these sales do not close, we will not be precluded from meeting our operating commitments.

•	Sensitivity of margin requirements associated with our marginable commodity contracts.

As of February 2004, we estimate our exposure to additional margin requirements over the next 360 days to be as much as $350 million.

•	Exposure associated with our efforts to resolve regulatory and litigation issues arising from the Power business and the ongoing defense of certain shareholder litigation (see Note 16 of Notes to Consolidated Financial Statements).

•	Ability to replace our revolver and letter of credit facility on satisfactory terms.

      Based on our available cash on hand and expected cash flows from operations, we believe we have, or have access to, the financial resources and liquidity necessary to meet future cash requirements and maintain a sufficient level of liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

  Credit ratings

      During 2002, our credit ratings were downgraded to below investment grade and remained below investment grade throughout 2003. As a result, Power’s participation in energy risk management and trading activities requires alternate credit support under certain agreements. In addition, we are required to fund margin requirements pursuant to industry standard derivative agreements with cash, letters of credit or other negotiable instruments. Currently, we are effectively required to post margins of 100 percent or more on forward contracts in a loss position. Future liquidity requirements relating to these instruments will be based on changes in their value resulting from changes in factors such as price and volatility.

      As part of the plan announced in February of 2003, we established a goal of returning to investment grade status. While reduction of debt is viewed as a key contributor towards this goal, certain of the key credit rating agencies have imputed the financial commitments associated with our long-term tolling agreements within the Power business as debt. If we are unable to achieve our goal of exiting the Power business and/or the elimination of these commitments, receiving an investment grade rating may be further delayed.

Off-balance sheet financing arrangements and guarantees of debt or other commitments to third parties

      At December 31, 2001, we had operating lease agreements with special purpose entities (SPE’s) relating to certain of our travel center stores (included in discontinued operations), offshore oil and gas pipelines and an onshore gas processing plant. As a result of changes to the leases in conjunction with the secured financing facilities completed in July 2002, they no longer qualified for operating lease treatment. The operating leases for the offshore oil and gas pipelines and onshore gas processing plant were recorded as capital leases within long-term debt at that time and were repaid in May 2003. The travel center lease was reported in liabilities of discontinued operations and was repaid in March 2003 pursuant to the travel centers sale.

      We had agreements to sell, on an ongoing basis, certain of our accounts receivable to qualified special-purpose entities. On July 25, 2002, these agreements expired and were not renewed.

      In May 2002, we provided a guarantee of approximately $127 million towards project financing of energy assets owned and operated by Discovery Producer Services LLC (Discovery) in which we own a 50 percent interest. This obligation was not consolidated in our balance sheet as we account for our interest under the equity method of accounting. The guarantee was scheduled to expire at the end of 2003. However, in December 2003, we made an additional $127 million investment in Discovery which was used to fully repay maturing debt satisfying the guarantee obligation. All owners contributed amounts equal to their ownership percentage. (See the Investing Activities section for discussion of additional investment).

      We have provided guarantees in the event of nonpayment by WilTel on certain of its lease performance obligations that extend through 2042 and have a maximum potential exposure of approximately $51 million and $53 million at December 31, 2003 and 2002, respectively. Our exposure declines systematically throughout the remaining lease terms. The recorded carrying value of these guarantees was $46 million and $48 million at December 31, 2003 and 2002 respectively.

      In addition to these guarantees, we have issued guarantees and other similar arrangements with off-balance sheet risk as discussed under Guarantees in Note 15 of Notes to Consolidated Financial Statements.

     Operating activities

      The increase in cash flow from operations from 2002 levels is primarily due to the following:

•	improvement in Income (loss) from continuing operations by $626.9 million,

•	the absence of $753.9 million in payment of guarantees and payment obligations related to WilTel,

•	the reduction of margin funding requirements of $885.6 million, and

•	the increase in cash flow due to changes in accounts and notes receivable of $430.6 million.

      The increase in Income (loss) from continuing operations is reflective of the overall improvement in the performance of our operating units. However, the noted improvement in Income (loss) from continuing operations had a lesser impact on cash flow from operations because Income (loss) from continuing operations in 2002 included higher non-cash expenses of $162.2 million for losses on property and other assets and the $268.7 million provision for uncollectible accounts from WilTel. The improvement in margin funding requirements is a result of our decreased activity in the Power business. We expect a continued decrease in margin funding requirements in 2004 as we continue to manage our current positions to reduce risk and exit other positions, which reduces our overall activity. The increase in operating cash flow related to decreased accounts receivable is a reflection of the continued decrease in activity in the Power business in 2003. Cash flow from operations for 2004 is expected to be sufficient to fund the projected 2004 capital expenditures of $700 million to $800 million.

      In March 2002, WilTel exercised its option to purchase certain network assets under the ADP transaction for which we had previously provided a guarantee. On March 29, 2002, as guarantor under the agreement, we paid $753.9 million related to WilTel’s purchase of these network assets. In 2002, we recorded in continuing operations additional pre-tax charges of $268.7 million related to the settlement of these receivables and claims. In 2001, we had recorded a $188 million charge related to estimated recovery of amounts from WilTel (see Note 2 of Notes to Consolidated Financial Statements).

      The increase in net income and other increases in cash flows from operations were offset by:

•	a $929.5 million decrease in derivative and energy risk management and trading net assets and liabilities; and

•	a $265.0 million payment on deferred set-up fee and fixed rate interest on the RMT note payable.

      The decrease in funds associated with derivative and energy risk management and trading assets and liabilities during 2003 is a result of the decline in the activity of the Power business. As we continue to reduce our activity in the Power business, the cash requirements tied to working capital and margin deposits will continue to decrease.

      During 2003, we recorded approximately $273.6 million in provisions for losses on property and other assets and a net gain on disposition of assets of $142.8 (see Notes 3 and 4 of Notes to Consolidated Financial Statements).

      The accrual for fixed rate interest included in the RMT Note on the Consolidated Statement of Cash Flows represents the quarterly non-cash reclassification of the deferred fixed rate interest from an accrued liability to the RMT Note. The amortization of deferred set-up fee and fixed rate interest on the RMT Note relates to amounts recognized in the income statement as interest expense, which were not payable until maturity. The RMT Note was repaid in May 2003 (see Note 11 of Notes to Consolidated Financial Statements).

Financing activities

      During 2003, we made significant progress in executing our business plan. We retired $3.2 billion in debt, redeemed $275 million in preferred stock, and issued $2 billion in debt at more favorable market rates. In 2004, we plan to further reduce debt with funding from (1) available cash on hand, (2) cash from asset sales, (3) operating cash flow after capital expenditures, and (4) the release of cash currently used as collateral. As discussed in the Outlook section, we plan to replace our existing revolver and letter of credit facility with new credit facilities that do not require cash collateralization.

      Significant borrowings and repayments during 2003 included the following:

•	On March 4, our Northwest Pipeline subsidiary completed an offering of $175 million of 8.125 percent senior notes due 2010. Proceeds from the issuance were used for general corporate purposes, including the funding of capital expenditures.

•	On May 28, we issued $300 million of 5.5 percent junior subordinated convertible debentures due 2033. The proceeds were used to redeem all of the outstanding 9.875 percent cumulative-convertible preferred shares (see Note 13 of Notes to Consolidated Financial Statements).

•	In May, we repaid the RMT note payable of Williams Production RMT Company totaling $1.15 billion, which included certain contractual fees and deferred interest.

•	On May 30, a subsidiary in our Exploration & Production segment entered into a $500 million secured note due May 30, 2007, at a floating interest rate of LIBOR plus 3.75 percent. This loan refinances a portion of the RMT Note discussed above. On February 25, 2004 we completed an amendment that provided more favorable terms including a lower interest rate and an extension of the maturity by one year (see Note 11 of Notes to Consolidated Financial Statements).

•	On June 6, we entered into a two-year $800 million revolving and letter of credit facility, primarily for the purpose of issuing letters of credit. Along with our subsidiaries Northwest Pipeline and Transco, we have access to all unborrowed amounts under the facility. The facility must be secured by cash and/or acceptable government securities with a market value of at least 105 percent of the then outstanding aggregate amount available for drawing under all letters of credit, plus the aggregate amount of all loans then outstanding.

•	On June 10, we issued $800 million of 8.625 percent senior unsecured notes due 2010. The notes were issued under our $3 billion shelf registration statement. See Note 11 of Notes to Consolidated Financial Statements for a description of the terms and covenants related to this issuance. The proceeds were used to improve corporate liquidity, general corporate purposes, and payment of maturing debt obligations.

•	On June 10, we also redeemed all the outstanding 9.875 percent cumulative-convertible preferred shares for approximately $289 million, plus $5.3 million for accrued dividends.

•	On October 8, we announced a cash tender offer for any and all of our $1.4 billion senior unsecured 9.25 percent notes due in March 2004, as well as cash tender offers and consent solicitations for approximately $241 million of additional notes and debentures. At the expiration of the offers, we received tenders of debt securities with an aggregate principal amount of approximately $951 million. In conjunction with the tendered notes and related consents, we paid premiums of approximately $58 million. The premiums, as well as related fees and expenses, together totaling $66.8 million, were recorded in fourth-quarter 2003 as a pre-tax charge to earnings.

•	In October, our PIGAP high-pressure gas compression project in Venezuela obtained $230 million in non-recourse financing. We own a 70 percent interest in the project and, therefore, the debt is reflected on our Consolidated Balance Sheet ($22 million in current portion of long-term debt, $208 million in long-term debt). Proceeds from the loan were used to repay us for notes due and the other owner for a portion of the initial funding of construction-related costs. Upon the execution of the loan, the project made additional cash distributions to the owners based on their respective ownership interests. We received approximately $185 million in cash proceeds, net of amounts paid relating to an up front premium, the purchase of an interest rate lock and cash used to fund a debt service reserve.

      For a discussion of other borrowings and repayments in 2003, see Note 11 of Notes to Consolidated Financial Statements.

      In 2002, notes payable payments were $1.1 billion net of notes payable proceeds while long-term debt proceeds was $943 million net of long term debt payments. Significant borrowings and repayments in 2002 included the following:

•	On January 14, we completed the sale of 44 million publicly traded units, commonly known as FELINE PACS, that include a senior debt security and an equity purchase contract, for net proceeds of approximately $1.1 billion (see Note 13 of Notes to Consolidated Financial Statements).

•	On March 19, we issued $850 million of 30-year notes with an interest rate of 8.75 percent and $650 million of 10-year notes with an interest rate of 8.125 percent. The proceeds were used to repay approximately $1.4 billion outstanding commercial paper, provide working capital and for general corporate purposes.

•	In May, Power entered into an agreement which transferred the rights to certain receivables, along with risks associated with that collection, in exchange for cash. Due to the structure of the agreement, Power accounted for this transaction as debt collateralized by the claims. The $79 million of debt at December 31, 2003 and 2002 is classified as current on the Consolidated Balance Sheet. The debt is classified as current because if at any time the value of the underlying receivables decreases or becomes questionable, the liability will be required to be paid.

•	RMT entered into a $900 million credit agreement dated as of July 31, 2002. As discussed previously, this amount was repaid in May 2003.

      Dividends paid on common stock are currently $.01 per common share on a quarterly basis and totaled $20.8 million for the year ended December 31, 2003. One of the covenants under the indenture for the $800 million senior unsecured notes due 2010 currently limits our quarterly common stock dividends to not more than $.02 per common share. This restriction will be removed in the future if certain requirements in the covenants are met (see Note 11 of Notes to Consolidated Financial Statements). In 2003, we also paid $32.6 million in accrued dividends on the 9.875 percent cumulative-convertible preferred shares that were redeemed in June 2003. The $32.6 million of deferred dividends paid includes the 2003 payment of $6.8 million in dividends accrued at December 31, 2002. The $29.5 million of preferred stock dividends reported on the Consolidated Statement of Operations also includes $3.7 million of issuance costs.

      In December 2001, we received net proceeds of $95.3 million from the sale of a non-controlling preferred interest in Piceance Production Holdings LLC (Piceance) to an outside investor. During 2000, we received net proceeds totaling $546.8 million from the sale of a preferred return interest in Snow Goose Associates, L.L.C. (Snow Goose) to an outside investor (see Note 12 of Notes to Consolidated Financial Statements). During 2002, changes to these limited liability company member interests and interests in Castle Associates L.P. (Castle) required classification of these outside investor interests as debt. The changes to the Snow Goose structure also included the repayment of the investor’s preferred interest in installments. During 2002, approximately $558 million was repaid related to these interests and is included in the payments of long-term debt. During 2003, the remaining balances associated with the above interests were paid. Approximately $323 million of payments were made and are included in payments of long-term debt for 2003 (see Note 12 of Notes to Consolidated Financial Statements.)

      In third-quarter 2002, the downgrade of our senior unsecured rating below BB by Standard & Poor’s, and Ba1 by Moody’s Investors Service, resulted in the early retirement of an outside investor’s preferred ownership interest for $135 million (see Note 12 of Notes to Consolidated Financial Statements).

      In December 1999, we formed Williams Capital Trust I, which issued $175 million in our zero-coupon obligated, mandatorily-redeemable preferred securities. In April 2001, we redeemed our obligated, mandatorily-redeemable preferred securities for $194 million. We used proceeds from the sale of the Ferrellgas senior common units for this redemption.

      Long-term debt, including debt due within one year was $12.0 billion at December 31, 2003 compared to $12.2 billion at December 31, 2002.

      Significant items reflected as discontinued operations within financing activities in the Consolidated Statement of Cash Flows, including the cash provided by financing activities, included the following items:

2002

•	Proceeds from long-term debt of Williams Energy Partners LP related to financing entered into in 2002 of $489 million.

•	Net proceeds from issuance of common units by Williams Energy Partners LP in 2002 of $279 million.

2001

•	Proceeds from issuance of $1.4 billion of WCG Note Trust Notes for which we provided indirect credit support. WilTel retained all of the proceeds from this issuance (see Note 2 of Notes to Consolidated Financial Statements).

Investing activities

      Capital expenditures by segment are presented below.

Capital Expenditures

Segment	2003	2002	2001

	(Millions)
Power	$1.0	$135.8	$103.7
Gas Pipeline	485.2	655.0	526.1
E&P	202.0	364.1	202.6
Midstream	266.1	450.6	556.9
Other	2.5	57.3	60.4

Total	$956.8	$1,662.8	$1,449.7

•	Power made capital expenditures in 2002 and 2001 primarily to purchase power-generating turbines.

•	Gas Pipeline made capital expenditures in 2001 through 2003 primarily to expand deliverability into the east and west coast markets. Planned expenditures for 2004 are primarily for pipeline maintenance.

•	Exploration & Production made capital expenditures in 2001 through 2003 primarily for continued development of our natural gas reserves through the drilling of wells. Planned expenditures for 2004 are expected to be for similar activities.

•	Midstream made capital expenditures in 2001 through 2003 primarily to acquire, expand, develop and modernize gathering and processing facilities and terminals. Included in capital expenditures are the following amounts related to the deepwater project: 2003 — $189 million; 2002 — $343 million; and 2001 — $136 million. Planned expenditures for 2004 are expected to be for similar activities.

      The acquisition of businesses in 2001 reflects our June 11, 2001, acquisition of 50 percent of Barrett’s outstanding common stock in a cash tender offer of $73 per share for a total of approximately $1.2 billion. On August 2, 2001, we completed the acquisition of Barrett by issuing 29.6 million shares of our common stock in exchange for the remaining Barrett shares.

      Purchase of investments/advances to affiliates in 2003 consists primarily of $127 million of additional investment by Midstream in Discovery. The cash investment was used by Discovery to pay maturing debt (see Note 3 of Notes to Consolidated Financial Statements). Purchases in 2002 include approximately $234 million towards the development of the Gulfstream joint venture project, one of our equity method investments. In 2001, we contributed $437 million toward the development of our joint interest in the Gulfstream project.

      In 2003, we purchased $739.9 million of restricted investments comprised of U.S. Treasury notes. We sold $10 million of these notes and retired $341.8 million on their scheduled maturity date. We made these purchases and sales to satisfy the 105 percent cash collateralization covenant in the $800 million revolving credit facility (see Note 11 of Notes to Consolidated Financial Statements).

      In 2003 and 2002, we realized significant cash proceeds from asset dispositions, the sales of businesses, and the disposition of investments as part of our overall plan to increase liquidity and reduce debt. The following sales provided significant proceeds from sales and include various adjustments subsequent to the actual date of sale:

  In 2003:

•	$803 million related to the sale of Texas Gas Transmission Corporation;

•	$465 million related to the sale of certain natural gas exploration and production properties in Kansas, Colorado, New Mexico and Utah;

•	$452 million related to the sale of the Midsouth refinery;

•	$455 million (net of cash held by Williams Energy Partners) related to the sale of our general partnership interest and limited partner investment in Williams Energy Partners;

•	$246 million related to the sale of certain natural gas liquids assets in Redwater, Alberta, Canada; and

•	$188 million related to the sale of the Williams travel centers.

  In 2002:

•	$1.15 billion related to the sale of Mid-American and Seminole Pipeline;

•	$464 million related to the sale of Kern River;

•	$380 million related to the sale of Central;

•	$326 million related to the sale of properties in the Jonah Field and the Anadarko Basin;

•	$229 million related to the sale of the Cove Point LNG facility; and

•	$173 million related to the sale of our interest in Alliance Pipeline.

      Proceeds received from disposition of investments and other assets in 2001 reflect our sale of the Ferrellgas senior common units to an affiliate of Ferrellgas for proceeds of $199 million in April 2001 and our sale of certain convenience stores for approximately $150 million in May 2001.

      We received $180 million in cash proceeds from the sale of notes receivable from WilTel to Leucadia in fourth-quarter 2002. See Note 2 of Notes to Consolidated Financial Statements for further discussion of WilTel items and amounts.

      In 2001, Purchase of assets subsequently leased to seller reflects our purchase of the Williams Technology Center, other ancillary assets and three corporate aircraft for $276 million. These assets were sold to WilTel in 2002.

      Significant items reflected as discontinued operations within investing activities on the Consolidated Statement of Cash Flows include the following:

•	capital expenditures and purchases of investments by WilTel, totaling $1.5 billion in 2001;

•	capital expenditures of Kern River, primarily for expansion of its interstate natural gas pipeline system, of $134 million in 2001; and

•	capital expenditures of Texas Gas, primarily for expansion of its interstate natural gas pipeline system, of $41.9 million and $106.2 million in 2002 and 2001, respectively.

     Contractual obligations

      The table below summarizes the maturity dates of our contractual obligations by period.

			2005-	2007-
	2004		2006	2008	Thereafter		Total

	(Millions)
Notes payable	$3		$—	$—	$—		$3
Long-term debt, including current portion:
Principal	933		1,219	2,405 (1)	7,448		12,005
Interest	856		1,548	1,253	6,449		10,106
Capital leases	—		—	—	—		—
Operating leases(2)	57		69	44	68		238
Purchase obligations:
Fuel conversion and other service contracts(3)	391		797	814	4,669		6,671
Other	807	(4)	412	226	387	(5)	1,832
Other long-term liabilities, including current portion:
Physical & financial derivatives:(6)	1,844		1,048	381	623		3,896
Other	33		97	35	30		195

Total	$4,924		$5,190	$5,158	$19,674		$34,946

(1)	Includes $1.1 billion of 6.5 percent notes payable in 2007 which are subject to remarketing in 2004 (FELINE PACS). These FELINE PACS include equity forward contracts attached which require the holder to purchase shares of our common stock in 2005. If the 2004 remarketing is unsuccessful and a second remarketing in 2005 is also unsuccessful, then we could exercise our right to foreclose on the notes in order to satisfy the obligation of the holders of the equity forward contracts requiring the holder to purchase our common stock. This would be a non-cash transaction.

(2)	Total operating lease payments include $26 million related to discontinued operations.

(3)	Power has entered into certain contracts giving us the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are currently in operation throughout the continental United States.

(4)	Includes $385 million for a crude purchase contract with the state of Alaska which expires in September 2004. It is anticipated that the expected sale of the Alaska refinery in the first quarter of 2004 will result in the cancellation of our obligations under this contract.

(5)	Includes one year of annual payments totaling $3 million for contracts with indefinite termination dates.

(6)	Although the amounts presented represent expected cash outflows, a portion of those obligations have previously been paid in accordance with third party margining agreements. As of December 31, 2003, we have paid $571 million in margins, adequate assurance, and prepays related to the obligations included in this disclosure. In addition, expected offsetting cash inflows resulting from product sales or net positive settlements are not reflected in these amounts. The offsetting expected cash inflows as of December 31, 2003 are $5.8 billion. In addition, the obligations for physical and financial derivatives are based on market information as of December 31, 2003. Because market information changes daily and has the potential to be volatile, significant changes to the values in this category may occur.

Effects of inflation

      Our cost increases in recent years have benefited from relatively low inflation rates during that time. Approximately 45 percent of our gross property, plant and equipment is at Gas Pipeline and approximately 55 percent is at other operating units. Gas Pipeline is subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, we anticipate being allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost based regulation, along with competition and other market factors, may limit our ability to recover such increased costs. For the other operating units, operating costs are influenced to a greater extent by specific price changes in oil and natural gas and related commodities than by changes in general inflation. Crude, refined product, natural gas, natural gas liquids and power prices are particularly sensitive to OPEC production levels and/or the market perceptions concerning the supply and demand balance in the near future.

Environmental

      We are a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes at certain sites, some of which we currently do not own (see Note 16 of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such cleanup activities are approximately $74 million, all of which is accrued at December 31, 2003. We expect to seek recovery of approximately $28 million of the accrued costs through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2003, we paid approximately $18 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $24 million in 2004 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. At December 31, 2003, certain assessment studies were still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

      We are subject to the federal Clean Air Act and to the federal Clean Air Act Amendments of 1990 which require the EPA to issue new regulations. We are also subject to regulation at the state and local level. In September 1998, the EPA promulgated rules designed to mitigate the migration of ground-level ozone in certain states. We anticipate that during 2004, the EPA will promulgate additional rules regarding hazardous air pollutants. We estimate that capital expenditures necessary to install emission control devices on our Transco system over the next five years to comply with rules will be between $230 million and $260 million. The actual costs incurred will depend on the final implementation plans developed by each state to comply with these regulations. We consider these costs on our Transco system associated with compliance with these environmental laws and regulations to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through its rates.

      In December 1999, standards promulgated by the EPA for tailpipe emissions and the content of sulfur in gasoline were announced. Our estimation is that capital expenditures necessary to bring our refinery into compliance over the next five years will be approximately $50 million. We anticipate that, if the sale of the refinery is completed (see Note 2 of Notes to Consolidated Financial Statements), the purchaser would be responsible for these compliance expenditures. The actual costs incurred will depend on the final implementation plans.

      On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from our pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period July 1, 1998 through July 2, 2001. In November 2001, we furnished our response. This matter has not become an enforcement proceeding. On March 11, 2004, the Department of Justice (DOJ) invited the new owner of the pipeline to enter into negotiations regarding alleged violations of the Clean Water Act and to sign a tolling agreement. No penalty has been assessed by the EPA; however, the DOJ stated in its letter that the maximum possible penalties were approximately $22 million for the alleged violations. It is anticipated that by providing additional clarification and through negotiations with the EPA and DOJ, that any proposed penalty will be reduced. We have indemnity obligations to the new owner related to this matter.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Interest rate risk

      Our current interest rate risk exposure is related primarily to our debt portfolio and energy trading and non-trading portfolios.

      A significant portion of our debt portfolio is comprised of fixed rate debt in order to mitigate the impact of fluctuations in interest rates. We have historically utilized interest rate swaps and interest rate forward contracts to further mitigate risk. Currently, we do not have outstanding swaps or forward contracts related to our debt portfolio. The maturity of our long-term debt portfolio is partially influenced by the expected life of our operating assets.

      We also have interest rate risk in long-dated energy contracts included in our energy trading and non-trading portfolios. The value of these transactions can fluctuate daily based on movements in the underlying interest rates. We use floating to fixed interest rate swaps, bond futures and Eurodollar contracts to manage this variable rate exposure. At December 31, 2003, the notional amount of the outstanding contracts included in our energy trading and non-trading portfolios was $860 million.

      The tables below provide information as of December 31, 2003 and 2002, about our interest rate risk sensitive instruments. Long-term debt in the tables represents principal cash flows, net of (discount) premium, and weighted-average interest rates by expected maturity dates.

								Fair Value
								December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

	(Dollars in millions)
Notes payable	$3	$—	$—	$—	$—	$—	$3	$3
Interest rate	6.6%
Long-term debt, including current portion:
Fixed rate	$841	$232	$957	$1,527	$374	$7,362	$11,293	$11,574
Interest rate	7.5%	7.5%	7.5%	7.7%	7.8%	7.7%
Variable rate	$95	$15	$15	$493	$11	$54	$683	$709
Interest rate(1)
Marketable securities
Notional amount(4)	$379	$—	$—	$—	$—	$—	$379	$381
Fixed rate	3.5%

								Fair Value
								December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002

	(Dollars in millions)
Notes payable(2)	$996	$—	$—	$—	$—	$—	$996	$1,063
Interest rate	5.4%
Long-term debt, including current portion:
Fixed rate	$328	$1,591	$1,340	$954	$423	$6,549	$11,185	$7,674
Interest rate	7.8%	7.7%	7.6%	7.8%	7.9%	8.2%
Variable rate	$755	$1	$—	$78	$—	$—	$834	$834
Interest rate(3)
Capital leases	$—	$—	$140	$—	$—	$—	$140	$140
Lease rate			6.4%

(1)	2003 — Weighted-average interest rate is LIBOR plus 3.75 percent.

(2)	$922 million of notes payable relates to the RMT note payable (see Note 11 of Notes to Consolidated Financial Statements). The variable rate portion related to these notes is based on the Eurodollar rate, plus 4 percent per annum. An additional 14 percent fixed rate, compounded quarterly, accrues to the RMT note payable.

(3)	2002 — Weighted-average interest rate through 2006 is LIBOR plus an applicable margin ranging from 1.125 percent to 5.0 percent, except $178 million at Eurodollar plus 4.25 percent; weighted-average interest rate in 2007 is Eurodollar plus 4.25 percent.

(4)	The marketable securities mature in 2004. The Balance Sheet classification is determined based on the expected term of the underlying collateral requirement (see Note 1 of Notes to Consolidated Financial Statements).

Commodity price risk

      We are exposed to the impact of market fluctuations in the price of natural gas, power, crude oil, refined products and natural gas liquids. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our proprietary trading activities. We manage the risks associated with these market fluctuations using various derivatives. The fair value of derivative contracts is subject to changes in energy-commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. We measure the risk in our portfolios using a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of the portfolios.

      Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the portfolios. The value-at-risk model assumes that, as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in fair value of the portfolios will not exceed the value at risk. The value-at-risk model uses historical simulations to estimate hypothetical movements in future market prices. In these simulations, we assume normal market conditions and historical market prices. In applying the value-at-risk methodology, we do not consider that changing the portfolio in response to market conditions could affect market prices and could take longer than a one-day holding period to execute. While a one-day holding period has historically been the industry standard, a longer holding period could more accurately represent the true market risk given market liquidity and our own credit and liquidity constraints.

      We segregated our derivative contracts into trading and non-trading contracts, as defined in the following paragraphs. We calculate value at risk separately for these two categories. Derivative contracts designated as normal purchases or sales under SFAS No. 133 and non-derivative energy contracts have been excluded from our estimation of value at risk.

Trading

      At December 31, 2003, our trading portfolio consists of derivative contracts entered into to provide price risk management services to third-party customers. Only contracts that meet the definition of a derivative are carried at fair value on the balance sheet. At December 31, 2002, both derivatives and non-derivative energy-related contracts were carried at fair value on the balance sheet in accordance with EITF 98-10. With the adoption of EITF 02-3 on January 1, 2003, we discontinued reporting non-derivative contracts at fair value. In addition, during the second quarter of 2003, consistent with our intention to exit the merchant energy trading business, we reassessed which contracts were considered trading and which were hedges or potential hedges of our long-dated power business. This resulted in the reclassification of certain derivative contracts related to our Power segment to the non-trading portfolio during 2003.

      The value at risk for contracts held for trading purposes was $5 million and $36 million at December 31, 2003 and 2002, respectively. The value at risk for contracts held at December 31, 2002, has been restated to exclude the non-derivative contracts that are no longer carried at fair value on the balance sheet. The trading portfolio value at risk at December 31, 2002, includes all the derivative contracts, except for those designated as SFAS No. 133 hedges, from our Power segment and the natural gas liquids trading operations reported in the Midstream segment, as those contracts were all considered trading at that time. During the year ended December 31, 2003, our value at risk for contracts considered trading ranged from a high of $36 million to a low of $5 million.

Non-Trading

      Our non-trading portfolio consists of contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment	Commodity Price Risk Exposure

Exploration & Production	• Natural gas sales

Midstream	• Natural gas liquids purchases
• Natural gas liquids sales
• Natural gas purchases
• Electricity purchases

Power	• Natural gas purchases
• Electricity purchases
• Electricity sales

      The value at risk for contracts held for non-trading purposes was $18 million at December 31, 2003 and $45 million at December 31, 2002. During the year ended December 31, 2003, our value at risk for contracts considered non-trading ranged from a high of $45 million to a low of $18 million. As discussed in the Trading section above, we reassessed which contracts were considered trading and which contracts were considered non-trading during the second quarter of 2003. Certain of these contracts are accounted for as cash flow hedges under SFAS No. 133. We did not consider the underlying commodity positions to which the cash flow hedges relate in our value-at-risk model. Therefore, value at risk does not represent economic losses that could occur on a total non-trading portfolio that includes the underlying commodity positions.

Foreign currency risk

      We have international investments that could affect our financial results if the investments incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in foreign countries.

      International investments accounted for under the cost method totaled $95 million and $130 million at December 31, 2003, and 2002, respectively. These investments are primarily in non-publicly traded companies for which it is not practicable to estimate fair value; therefore, the fair value of these investments is deemed to approximate their carrying amount. We continue to believe that we can realize the carrying value of these investments considering the status of the operations of the companies underlying these investments. If a 20 percent change occurred in the value of the underlying currencies of these investments against the U.S. dollar, the fair value of these investments at December 31, 2003, could change by approximately $19 million assuming a direct correlation between the currency fluctuation and the value of the investments.

      Net assets of consolidated foreign operations whose functional currency is the local currency are located primarily in Canada and approximate 15 percent of our net assets at December 31, 2003. These foreign operations do not have significant transactions or financial instruments denominated in other currencies. However, these investments do have the potential to impact our financial position, due to fluctuations in these local currencies arising from the process of re-measuring the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar could have changed stockholders’ equity by approximately $125 million at December 31, 2003.

      We historically have not utilized derivatives or other financial instruments to hedge the risk associated with the movement in foreign currencies with the exception of a Canadian dollar-denominated note receivable (see Note 15 of Notes to Consolidated Financial Statements). However, we monitor currency fluctuations and could potentially use derivative financial instruments or employ other investment alternatives if cash flows or investment returns so warrant.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Stockholders of The Williams Companies, Inc.

      We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      As explained in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (see third paragraph of “Energy commodity risk management and trading activities and revenues” section in Note 1) and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (see last paragraph of “Property, plant and equipment” section in Note 1).

ERNST & YOUNG LLP

Tulsa, Oklahoma

February 18, 2004

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(Millions, except per-share amounts)
Revenues:
Power	$13,195.5	$56.2	$1,705.6
Gas Pipeline	1,299.0	1,241.8	1,180.8
Exploration & Production	779.7	860.4	603.9
Midstream Gas & Liquids	3,319.2	1,525.2	1,621.2
Other	72.0	124.1	319.3
Intercompany eliminations	(1,831.3)	(91.1)	(127.6)

Total revenues	16,834.1	3,716.6	5,303.2

Segment costs and expenses:
Costs and operating expenses	15,156.8	2,218.6	2,498.4
Selling, general and administrative expenses	412.2	568.7	660.5
Other (income) expense — net	(88.7)	276.8	(12.4)

Total segment costs and expenses	15,480.3	3,064.1	3,146.5

General corporate expenses	87.0	142.8	124.3

Operating income (loss):
Power	145.3	(471.7)	1,294.6
Gas Pipeline	539.0	470.6	398.3
Exploration & Production	392.5	504.9	217.2
Midstream Gas & Liquids	285.7	165.6	186.2
Other	(8.7)	(16.9)	60.4
General corporate expenses	(87.0)	(142.8)	(124.3)

Total operating income	1,266.8	509.7	2,032.4

Interest accrued	(1,286.4)	(1,159.6)	(691.8)
Interest capitalized	45.5	27.3	36.9
Interest rate swap loss	(2.2)	(124.2)	—
Investing income (loss)	73.4	(113.1)	(172.8)
Minority interest in income and preferred returns of consolidated subsidiaries	(19.4)	(41.8)	(71.7)
Other income (expense) — net	(26.1)	24.3	26.4

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principles	51.6	(877.4)	1,159.4
Provision (benefit) for income taxes	36.4	(265.7)	511.1

Income (loss) from continuing operations	15.2	(611.7)	648.3
Income (loss) from discontinued operations	253.9	(143.0)	(1,126.0)

Income (loss) before cumulative effect of change in accounting principles	269.1	(754.7)	(477.7)
Cumulative effect of change in accounting principles	(761.3)	—	—

Net loss	(492.2)	(754.7)	(477.7)
Preferred stock dividends	29.5	90.1	—

Loss applicable to common stock	$(521.7)	$(844.8)	$(477.7)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(.03)	$(1.35)	$1.31
Income (loss) from discontinued operations	.49	(.28)	(2.27)

Income (loss) before cumulative effect of change in accounting principles	.46	(1.63)	(.96)
Cumulative effect of change in accounting principles	(1.47)	—	—

Net loss	$(1.01)	$(1.63)	$(.96)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(.03)	$(1.35)	$1.30
Income (loss) from discontinued operations	.49	(.28)	(2.25)

Income (loss) before cumulative effect of change in accounting principles	.46	(1.63)	(.95)
Cumulative effect of change in accounting principles	(1.47)	—	—

Net loss	$(1.01)	$(1.63)	$(.95)

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED BALANCE SHEET

	December 31,

	2003	2002

(Dollars in millions, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,315.7	$1,650.4
Restricted cash	47.1	102.8
Restricted investments	93.2	—
Accounts and notes receivable less allowance of $112.2 ($111.8 in 2002)	1,638.4	2,415.4
Inventories	245.8	368.1
Energy risk management and trading assets	—	296.7
Derivative assets	3,166.8	5,024.3
Margin deposits	553.9	804.8
Assets of discontinued operations	409.3	1,263.6
Deferred income taxes	106.6	569.2
Other current assets and deferred charges	218.2	390.8

Total current assets	8,795.0	12,886.1
Restricted cash	159.8	188.1
Restricted investments	288.1	—
Investments	1,463.6	1,468.6
Property, plant and equipment — net	12,079.1	12,026.0
Energy risk management and trading assets	—	1,821.6
Derivative assets	2,495.6	1,865.1
Goodwill	1,014.5	1,059.5
Assets of discontinued operations	—	2,941.1
Other assets and deferred charges	726.1	732.4

Total assets	$27,021.8	$34,988.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$3.3	$996.3
Accounts payable	1,238.3	1,878.3
Accrued liabilities	950.2	1,406.4
Liabilities of discontinued operations	77.7	532.1
Energy risk management and trading liabilities	—	244.4
Derivative liabilities	3,064.2	5,168.3
Long-term debt due within one year	936.4	1,082.7

Total current liabilities	6,270.1	11,308.5
Long-term debt	11,039.8	11,076.7
Deferred income taxes	2,453.4	3,353.6
Liabilities and minority interests of discontinued operations	—	1,263.5
Energy risk management and trading liabilities	—	680.9
Derivative liabilities	2,124.1	1,209.8
Other liabilities and deferred income	948.2	962.8
Contingent liabilities and commitments (Note 16)
Minority interests in consolidated subsidiaries	84.1	83.7
Stockholders’ equity:
Preferred stock, $1 per share par value, 30 million shares authorized, 1.5 million issued in 2002	—	271.3
Common stock, $1 per share par value, 960 million shares authorized, 521.4 million issued in 2003, 519.9 million issued in 2002	521.4	519.9
Capital in excess of par value	5,195.1	5,177.2
Accumulated deficit	(1,426.8)	(884.3)
Accumulated other comprehensive income (loss)	(121.0)	33.8
Other	(28.0)	(30.3)

	4,140.7	5,087.6
Less treasury stock (at cost), 3.2 million shares of common stock in 2003 and 2002	(38.6)	(38.6)

Total stockholders’ equity	4,102.1	5,049.0

Total liabilities and stockholders’ equity	$27,021.8	$34,988.5

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital in		Other
			Excess of	Retained	Comprehensive
	Preferred	Common	Par	Earnings	Income		Treasury
	Stock	Stock	Value	(Deficit)	(Loss)	Other	Stock	Total

	(Dollars in millions, except per-share amounts)
Balance, December 31, 2000	$—	$447.9	$2,473.9	$3,065.7	$28.2	$(81.2)	$(42.5)	$5,892.0
Comprehensive loss:
Net loss — 2001	—	—	—	(477.7)	—	—	—	(477.7)
Other comprehensive income:
Net unrealized gains on cash flow hedges, net of reclassification adjustments	—	—	—	—	370.2	—	—	370.2
Net unrealized depreciation on marketable equity securities, net of reclassification adjustments	—	—	—	—	(35.3)	—	—	(35.3)
Foreign currency translation adjustments	—	—	—	—	(37.1)	—	—	(37.1)
Minimum pension liability adjustment	—	—	—	—	(2.2)	—	—	(2.2)

Total other comprehensive income								295.6

Total comprehensive loss								(182.1)
Issuance of common stock (38 million shares)	—	38.0	1,295.4	—	—	—	—	1,333.4
Issuance of common stock for acquisition of business (29.6 million shares)	—	29.6	1,206.1	—	—	—	—	1,235.7
Cash dividends — Common stock ($.68 per share)	—	—	—	(341.0)	—	—	—	(341.0)
Stockholders’ notes issued	—	—	—	—	—	(8.8)	—	(8.8)
Stockholders’ notes repaid	—	—	—	—	—	6.3	—	6.3
Stock award transactions, including tax benefit (including 3.6 million common shares)	—	3.4	98.6	—	—	.7	2.8	105.5
Distribution of WilTel’s common stock	—	—	—	(2,047.4)	21.3	18.0	—	(2,008.1)
Other	—	—	11.1	—	—	—	—	11.1

Balance, December 31, 2001	—	518.9	5,085.1	199.6	345.1	(65.0)	(39.7)	6,044.0
Comprehensive loss:
Net loss — 2002	—	—	—	(754.7)	—	—	—	(754.7)
Other comprehensive loss:
Net unrealized losses on cash flow hedges, net of reclassification adjustments	—	—	—	—	(298.9)	—	—	(298.9)
Net unrealized appreciation on marketable equity securities, net of reclassification adjustments	—	—	—	—	4.6	—	—	4.6
Foreign currency translation adjustments	—	—	—	—	(.1)	—	—	(.1)
Minimum pension liability adjustment	—	—	—	—	(16.9)	—	—	(16.9)

Total other comprehensive loss								(311.3)

Total comprehensive loss								(1,066.0)
Issuance of 9.875 percent cumulative convertible preferred stock (1.5 million shares)	271.3	—	—	—	—	—	—	271.3
Cash dividends — Common stock ($.42 per share)	—	—	—	(216.8)	—	—	—	(216.8)
Preferred stock($14.14 per share)	—	—	—	(20.8)	—	—	—	(20.8)
Issuance of equity of consolidated limited partnership	—	—	44.6	—	—	—	—	44.6
Beneficial conversion option on issuance of convertible preferred stock (Note 13)	—	—	69.4	(69.4)	—	—	—	—
FELINE PACS equity contract adjustment (Note 13)	—	—	(76.7)	—	—	—	—	(76.7)
Allowance for and repayments of stockholders’ notes	—	—	—	—	—	7.8	(1.3)	6.5
Stock award transactions, including tax benefit (including 1.2 million common shares)	—	1.0	33.1	—	—	.4	2.4	36.9
ESOP loan repayment	—	—	—	—	—	26.5	—	26.5
Other	—	—	21.7	(22.2)	—	—	—	(.5)

Balance, December 31, 2002	271.3	519.9	5,177.2	(884.3)	33.8	(30.3)	(38.6)	5,049.0
Comprehensive loss:
Net loss — 2003	—	—	—	(492.2)	—	—	—	(492.2)
Other comprehensive loss:
Net unrealized losses on cash flow hedges, net of reclassification adjustments	—	—	—	—	(236.9)	—	—	(236.9)
Net unrealized depreciation on marketable equity securities, net of reclassification adjustments	—	—	—	—	(7.4)	—	—	(7.4)
Foreign currency translation adjustments	—	—	—	—	77.0	—	—	77.0
Minimum pension liability adjustment	—	—	—	—	12.5	—	—	12.5

Total other comprehensive loss								(154.8)

Total comprehensive loss								(647.0)
Redemption of 9.875 percent cumulative convertible preferred stock (1.5 million shares)	(271.3)	—	—	—	—	—	—	(271.3)
Cash dividends — Common stock ($.04 per share)	—	—	—	(20.8)	—	—	—	(20.8)
Preferred stock($20.14 per share)	—	—	—	(29.5)	—	—	—	(29.5)
Repayments of stockholders’ notes	—	—	—	—	—	2.3	—	2.3
Stock award transactions, including tax benefit (including 1.5 million common shares)	—	1.5	17.9	—	—	—	—	19.4

Balance, December 31, 2003	$—	$521.4	$5,195.1	$(1,426.8)	$(121.0)	$(28.0)	$(38.6)	$4,102.1

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(Millions)
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$15.2	$(611.7)	$648.3
Adjustments to reconcile to cash provided (used) by operations:
Depreciation, depletion and amortization	671.2	661.6	526.9
Provision (benefit) for deferred income taxes	66.6	(192.4)	319.6
Payments of guarantees and payment obligations related to WilTel	—	(753.9)	—
Provision for loss on investments, property and other assets	273.6	435.8	157.4
Net gain on dispositions of assets	(142.8)	(190.4)	(91.2)
Provision for uncollectible accounts:
WilTel	—	268.7	188.0
Other	7.3	9.7	13.6
Minority interest in income and preferred returns of consolidated subsidiaries	19.4	41.8	71.7
Amortization and taxes associated with stock-based awards	18.2	32.3	48.4
Payment of deferred set-up fee and fixed rate interest on RMT note payable	(265.0)	—	—
Accrual for fixed rate interest included in RMT note payable	99.3	32.2	—
Amortization of deferred set-up fee and fixed rate interest on RMT note payable	154.5	110.9	—
Cash provided (used) by changes in current assets and liabilities:
Restricted cash	(1.4)	(4.0)	—
Accounts and notes receivable	671.7	241.1	336.9
Inventories	88.1	80.6	264.3
Margin deposits	252.2	(633.4)	559.5
Other current assets and deferred charges	9.5	(263.3)	(4.6)
Accounts payable	(612.1)	(576.4)	(449.4)
Accrued liabilities	(386.7)	(254.8)	225.5
Changes in current and noncurrent derivative and energy risk management and trading assets and liabilities	(350.0)	579.5	(1,419.2)
Changes in noncurrent restricted cash	17.6	(104.1)	—
Other, including changes in noncurrent assets and liabilities	(36.6)	26.4	(13.6)

Net cash provided (used) by operating activities of continuing operations	569.8	(1,063.8)	1,382.1
Net cash provided by operating activities of discontinued operations	200.3	548.5	446.5

Net cash provided (used) by operating activities	770.1	(515.3)	1,828.6

FINANCING ACTIVITIES:
Proceeds from notes payable	—	913.4	1,852.4
Payments of notes payable	(960.8)	(2,051.7)	(2,631.4)
Proceeds from long-term debt	2,006.5	3,481.5	3,377.1
Payments of long-term debt	(2,189.3)	(2,538.1)	(1,654.9)
Proceeds from issuance of common stock	1.2	5.2	1,388.5
Dividends paid	(53.3)	(230.8)	(341.0)
Proceeds from issuance of preferred stock	—	271.3	—
Repurchase of preferred stock	(275.0)	(135.0)	—
Net proceeds from issuance of preferred interests of consolidated subsidiaries	—	—	95.3
Redemption of our obligated mandatorily preferred securities of Trust holding only our indentures	—	—	(194.0)
Payments for debt issuance costs	(78.6)	(186.3)	(44.8)
Premiums paid on tender offer and early debt retirements	(57.7)	—	—
Payments/ dividends to minority and preferred interests	(19.8)	(48.0)	(50.3)
Changes in restricted cash	67.9	(182.1)	—
Changes in cash overdrafts	(29.7)	28.4	(28.8)
Other — net	(2.8)	(8.4)	(.1)

Net cash provided (used) by financing activities of continuing operations	(1,591.4)	(680.6)	1,768.0
Net cash provided (used) by financing activities of discontinued operations	(92.6)	526.6	1,584.4

Net cash provided (used) by financing activities	(1,684.0)	(154.0)	3,352.4

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(956.8)	(1,662.8)	(1,449.7)
Proceeds from dispositions	603.9	549.1	28.4
Acquisitions of businesses (primarily property, plant and equipment), net of cash acquired	—	—	(1,291.6)
Purchases of investments/ advances to affiliates	(150.4)	(308.7)	(568.3)
Purchases of restricted investments	(739.9)	—	—
Proceeds from sales of businesses	2,250.5	2,300.4	163.7
Proceeds from sale of restricted investments	351.8	—	—
Proceeds from dispositions of investments and other assets	128.6	273.0	243.9
Proceeds received on advances to affiliates	—	75.0	95.0
Proceeds received on sale of receivables from WilTel	—	180.0	—
Purchase of assets subsequently leased to seller	—	—	(276.0)
Other — net	33.6	35.1	24.7

Net cash provided (used) by investing activities of continuing operations	1,521.3	1,441.1	(3,029.9)
Net cash used by investing activities of discontinued operations	(25.2)	(336.9)	(1,964.2)

Net cash provided (used) by investing activities	1,496.1	1,104.2	(4,994.1)

Cash of discontinued operations at spinoff	—	—	(96.5)

Increase in cash and cash equivalents	582.2	434.9	90.4
Cash and cash equivalents at beginning of year	1,736.0	1,301.1	1,210.7

Cash and cash equivalents at end of year*	$2,318.2	$1,736.0	$1,301.1

*	Includes cash and cash equivalents of discontinued operations of $2.5 million, $85.6 million and $60.7 million for 2003, 2002 and 2001, respectively.

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of business, basis of presentation and summary of significant accounting policies

Description of business

      Operations of our company are located principally in the United States and are organized into the following reporting segments: Gas Pipeline, Exploration & Production, Midstream Gas & Liquids, and Power (formerly named Williams Energy Marketing & Trading Company).

      Gas Pipeline is comprised primarily of two interstate natural gas pipelines as well as investments in natural gas pipeline-related companies. The Gas Pipeline operating segments have been aggregated for reporting purposes and include Northwest Pipeline, which extends from the San Juan Basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington, and Transcontinental Gas Pipe Line (Transco), which extends from the Gulf of Mexico region to the northeastern United States.

      Exploration & Production includes natural gas exploration, production and gas management activities primarily in the Rocky Mountain and Mid-Continent regions of the United States and in Argentina.

      Midstream Gas & Liquids (Midstream) is comprised of natural gas gathering and processing and treating facilities in the Rocky Mountain and Gulf Coast regions of the United States, majority-owned natural gas compression and transportation facilities in Venezuela; and assets in Canada including several natural gas liquids extraction facilities and a fractionation plant.

      Power is an energy services provider that buys, sells, stores, and transports a full suite of energy-related commodities, including power, natural gas, crude oil, refined products and emission credits, primarily on a wholesale level. In June 2002, we announced our intent to exit the energy merchant business and reduce our financial commitment to the Power segment. As a result, Power initiated efforts to sell all or portions of its power, natural gas and crude and refined products portfolios and reduced its involvement in trading activities as defined in Statement of Financial Accounting Standard (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” However, Power still conducts limited trading activities and maintains contracts entered into for trading purposes. As the process to sell the portfolio continues, Power manages its activities to reduce risk, to generate cash and to fulfill contractual commitments.

Overview

      In February 2003, we outlined our planned business strategy in response to the events that significantly impacted the energy sector and our company during late 2001 and much of 2002, including the collapse of Enron and the severe decline of the telecommunications industry. The plan focused on migrating to an integrated natural gas business comprised of a strong, but smaller, portfolio of natural gas businesses; reducing debt; and increasing our liquidity through asset sales, strategic levels of financing and reductions in operating costs. The plan was designed to address near-term and medium-term debt and liquidity issues, to de-leverage the company with the objective of returning to investment grade status, and to develop a balance sheet and cash flows capable of supporting and ultimately growing our remaining businesses. A component of our plan was to reduce risk and liquidity requirements of the Power segment while realizing the value of Power’s portfolio. Another component of the plan consisted of selling all or parts of the Power business.

      During 2003, we successfully executed the following critical components of our plan:

•	Generated cash proceeds of approximately $3 billion from the sales of assets.

•	Repaid $3.2 billion of debt through scheduled maturities and early extinguishment of debt and accessed the public debt markets available to us primarily to refinance $2 billion of higher cost debt.

•	Sustained core business earnings capacity through completed system expansions at Gas Pipeline, continued drilling activity at Exploration & Production and continued investment in deepwater activities within Midstream.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Continued rationalization of our cost structure, including a 28 percent reduction in selling, general and administrative costs of continuing operations and a 39 percent reduction in general corporate expenses.

      Through these efforts, we satisfied key liquidity issues facing us in 2003, including the early repayment of the Williams Production RMT Company (RMT) note payable of approximately $1.15 billion (including certain contractual fees and deferred interest). Additionally, we completed tender offers that prepaid approximately $721 million of the $1.4 billion of our senior unsecured 9.25 percent notes that mature in first-quarter 2004.

      We are pursuing a strategy of exiting the Power business. However, market conditions have contributed to the difficulty of, and could delay, full, immediate exit from this business. In 2003, we generated in excess of $600 million from the sale, termination or liquidation of Power contracts and assets. During the year, we continued to manage our portfolio to reduce risk, to generate cash and to fulfill contractual commitments. We are also pursuing our goal to resolve the remaining legal and regulatory issues associated with the business.

      During 2003, we engaged financial advisors to assist and advise with efforts to exit the Power business. Because market conditions may change and we cannot determine the impact of this on a buyer’s point of view, amounts ultimately received in any portfolio sale, contract liquidation or realization may be significantly different from the estimated economic value or carrying values reflected in the Consolidated Balance Sheet. In addition, tolling agreements are not derivatives and thus have no carrying value in the Consolidated Balance Sheet pursuant to the application of Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” (EITF 02-3). Based on current market conditions certain of these agreements are forecasted to realize significant future losses. It is possible that we may sell contracts for less than their carrying value or enter into agreements to terminate certain obligations, either of which could result in significant future loss recognition or reductions of future cash flows.

      Results for 2003 include approximately $117 million of revenue related to the correction of the accounting treatment previously applied to certain third party derivative contracts during 2002 and 2001. This matter was initially disclosed in our Form 10-Q for the second quarter of 2003. Income from continuing operations before income taxes and cumulative effect of change in accounting principles in 2003 was $51.6 million. Absent the corrections, we would have reported a pretax loss from continuing operations in 2003. Approximately $83 million of this revenue relates to a correction of net energy trading assets for certain derivative contract terminations occurring in 2001. The remaining $34 million relates to net gains on certain other derivative contracts entered into in 2002 and 2001 that we now believe should not have been deferred as a component of other comprehensive income due to the incorrect designation of these contracts as cash flow hedges. Our management, after consultation with our independent auditor, concluded that the effect of the previous accounting treatment was not material to 2003 and prior periods and the trend of earnings.

      Entering 2004, our plan is to focus on the following objectives:

•	sustain solid core business performance, including increased capital allocation to Exploration & Production activities;

•	continue reduction of debt, including scheduled maturities and early retirements, and selective refinancing of certain instruments; and

•	maintain investment discipline.

      Key execution steps include the completion of planned asset sales, which are estimated to generate proceeds of approximately $800 million in 2004, additional reductions of our SG&A costs, the replacement of our cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash and continuing efforts to exit from the power business.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of presentation

      In accordance with the provisions related to discontinued operations within SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of the following components as discontinued operations (see Note 2):

•	Kern River Gas Transmission (Kern River), previously one of Gas Pipeline’s segments;

•	two natural gas liquids pipeline systems, Mid-American Pipeline and Seminole Pipeline, previously part of the Midstream segment;

•	Central natural gas pipeline, previously one of Gas Pipeline’s segments;

•	retail travel centers concentrated in the Midsouth, part of the previously reported Petroleum Services segment;

•	refining and marketing operations in the Midsouth, including the Midsouth refinery, part of the previously reported Petroleum Services segment;

•	Texas Gas Transmission Corporation, previously one of Gas Pipeline’s segments;

•	natural gas properties in the Hugoton and Raton basins, previously part of the Exploration & Production segment;

•	bio-energy operations, part of the previously reported Petroleum Services segment;

•	Our general partnership interest and limited partner investment in Williams Energy Partners, previously the Williams Energy Partners segment;

•	the Colorado soda ash mining operations, part of the previously reported International segment;

•	certain gas processing, natural gas liquids fractionation, storage and distribution operations in western Canada and at a plant in Redwater, Alberta, previously part of the Midstream segment;

•	refining, retail and pipeline operations in Alaska, part of the previously reported Petroleum Services segment; and

•	Gulf Liquids New River Project LLC, previously part of the Midstream segment.

      Additionally, the results of operations and cash flows of WilTel Communications (WilTel), formerly Williams Communications, are reflected in discontinued operations in the accompanying financial statements.

      Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations. We expect that other components of our business may be classified as discontinued operations in the future as the sales of those assets occur.

      We have restated all segment information in the Notes to the Consolidated Financial Statements for all prior periods presented to reflect the changes noted above.

      We have also reclassified certain prior year amounts to conform to current year classifications.

      In 2001, through two transactions, we acquired all of the outstanding stock of Barrett Resources Corporation (Barrett). On June 11, 2001, we acquired 50 percent of Barrett’s outstanding common stock in a cash tender offer totaling approximately $1.2 billion. We acquired the remaining 50 percent of Barrett’s outstanding common stock on August 2, 2001, through a merger by exchanging each remaining share of Barrett common stock for 1.767 shares of our common stock for a total of approximately 30 million shares of our common stock valued at $1.2 billion.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma net loss for 2001, if the purchase of 100 percent of Barrett occurred at the beginning of that year, was $396.0 million, or $.76 loss per diluted share. Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had occurred at the beginning of that year or of future results of operations of the combined companies.

      The estimated fair values of the significant assets acquired and liabilities assumed at August 2, 2001, the date of acquisition, were:

•	Current assets — $127.6 million

•	Property, plant and equipment — $2,520.4 million

•	Goodwill and other assets — $1,114.5 million

•	Current liabilities — $171.6 million

•	Long-term debt — $312.1 million

•	Deferred income taxes — $634.7 million

•	Other non-current liabilities — $127.1 million

Summary of significant accounting policies

Principles of consolidation

      The consolidated financial statements include the accounts of our corporate parent and our majority-owned subsidiaries and investments. We account for companies in which we and our subsidiaries own 20 percent to 50 percent of the voting common stock, or otherwise exercise significant influence over operating and financial policies of the company, under the equity method.

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

      Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:

•	impairment assessments of long-lived assets and goodwill;

•	litigation-related contingencies;

•	valuations of energy contracts, including energy-related contracts;

•	environmental remediation obligations;

•	realization of deferred income tax assets;

•	Gas Pipeline and Power revenues subject to refund; and

•	valuation of Exploration & Production’s reserves.

      These estimates are discussed further throughout the accompanying notes.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents

      Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities with maturities of three months or less when acquired.

Restricted cash and investments

      Restricted cash within current assets consists primarily of collateral as required by certain borrowings by our Venezuelan operations and letters of credit. Restricted cash within noncurrent assets consists primarily of collateral in support of surety bonds underwritten by an insurance company, the RMT term loan B (see Note 11), certain borrowings by our Venezuelan operations and letters of credit. We do not expect this cash to be released within the next twelve months. The current and noncurrent restricted cash is primarily invested in short-term money market accounts with financial institutions and an insurance company as well as treasury securities.

      Both short-term and long-term restricted investments consist of short-term U.S. Treasury securities as required under the $800 million revolving and letter of credit facility (see Note 11). These securities are purchased and sold based on the balance required in the collateral account. Therefore, these securities are accounted for as “available-for-sale.” These securities are marked to market with the unrealized holding gains and losses included in Other Comprehensive Income, until realized (see Note 18). Realized gains or losses are reclassified into earnings and based on specific identification of the securities sold.

      The classification of restricted cash and investments is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying securities.

Accounts receivable

      Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. No allowance for doubtful accounts is recognized at the time the revenue, which generates the accounts receivable, is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Interest income related to past due accounts receivable is recognized at the time full payment is received or collectibility is assured. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Inventory valuation

      Prior to the EITF reaching a consensus on EITF 02-3 on October 25, 2003 (see Energy commodity risk management and trading activities and revenues), we stated inventories at cost, which were not in excess of market, except for certain assets held for energy risk management by Power and Midstream which were stated at fair value. We stated all inventories purchased after October 25, 2003 at cost in accordance with Issue 02-3. For inventories held for energy risk management purposes purchased on or before October 25, 2002, we included the amount by which fair value exceeded cost in a cumulative effect of a change in accounting principle. Beginning on January 1, 2003, we stated all inventories at cost, which is not in excess of market. We determined the cost of certain natural gas inventories held by Transco using the last-in, first-out (LIFO) cost method; and we determined the cost of the remaining inventories primarily using the average-cost method or market, if lower.

Property, plant and equipment

      Property, plant and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. As

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulated entities, Northwest Pipeline and Transco provide for depreciation using the straight-line method at FERC prescribed rates. Depreciation of general plant is provided on a group basis at straight-line rates. Depreciation rates used for major regulated gas plant facilities at December 31, 2003, 2002, and 2001 are as follows:

Category of Property	2003	2002	2001

Gathering facilities	0% - 3.80%	0% - 3.80%	2.60% - 3.80%
Storage facilities	1.05% - 2.50%	1.05% - 2.50%	1.05% - 2.50%
Onshore transmission facilities	2.35% - 5.00%	2.35% - 5.00%	2.35% - 5.00%
Offshore transmission facilities	0.85% - 1.50%	0.85% - 1.50%	1.50%

      Depreciation for non-regulated entities is provided primarily on the straight-line method over estimated useful lives except as noted below regarding oil and gas exploration and production activities. The estimated useful lives are as follows.

Estimated
Category of Property	Useful Lives

(In years)
Natural Gas Gathering and Processing Facilities	10 to 40
Power Generation Facilities	15 to 30
Transportation Equipment	3 to 30
Building and Improvements	10 to 45
Right of Way	4 to 40
Office Furnishings & Computers	3 to 20

      Gains or losses from the ordinary sale or retirement of property, plant and equipment for regulated pipelines are credited or charged to accumulated depreciation; other gains or losses are recorded in net income (loss).

      Oil and gas exploration and production activities are accounted for under the successful efforts method of accounting. Costs incurred in connection with the drilling and equipping of exploratory wells are capitalized as incurred. If proved reserves are not found, such costs are charged to expense. Other exploration costs, including lease rentals, are expensed as incurred. All costs related to development wells, including related production equipment and lease acquisition costs, are capitalized when incurred. Unproved properties are evaluated annually, or as conditions warrant, to determine any impairment in carrying value. Depreciation, depletion and amortization are provided under the units of production method on a field basis.

      Proved properties, including developed and undeveloped, and costs associated with probable reserves, are assessed for impairment using estimated future cash flows on a field basis. Estimating future cash flows involves the use of complex judgments such as estimation of the proved and probable oil and gas reserve quantities, risk associated with the different categories of oil and gas reserves, timing of development and production, expected future commodity prices, capital expenditures and production costs.

      Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. As required by the new standard, we recorded liabilities equal to the present value of expected future asset retirement obligations at January 1, 2003. The obligations relate to producing wells, offshore platforms, underground storage caverns and gas gathering well connections. At the end of the useful life of each respective asset, we are legally obligated to plug both producing wells and storage caverns and remove any related surface equipment, to

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dismantle offshore platforms, and to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment. The liabilities are partially offset by increases in property, plant and equipment, net of accumulated depreciation, recorded as if the provisions of the Statement had been in effect at the date the obligation was incurred. As a result of the adoption of SFAS No. 143, we recorded a long-term liability of $33.4 million; property, plant and equipment, net of accumulated depreciation, of $24.8 million and a credit to earnings of $1.2 million (net of a $.1 million benefit for income taxes) reflected as a cumulative effect of a change in accounting principle. We also recorded a $9.7 million regulatory asset for retirement costs of dismantling offshore platforms expected to be recovered through regulated rates. In connection with adoption of SFAS No. 143, we changed our method of accounting to include salvage value of equipment related to producing wells in the calculation of depreciation. The impact of this change is included in the amounts discussed above. We have not recorded liabilities for pipeline transmission assets, processing and refining assets, and gas gathering systems pipelines. A reasonable estimate of the fair value of the retirement obligations for these assets cannot be made as the remaining life of these assets is not currently determinable. If the Statement had been adopted at the beginning of 2002, the impact to our income from continuing operations and net income would have been immaterial. There would have been no impact on earnings per share.

Goodwill

      Goodwill represents the excess of cost over fair value of assets of businesses acquired. Beginning January 1, 2002, the impairment of goodwill and other intangible assets is measured pursuant to the guidelines of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is evaluated for impairment by first comparing our management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess.

      When a reporting unit is sold or classified as held for sale, any goodwill of that reporting unit is included in its carrying value for purposes of determining any impairment or gain/ loss on sale. If a portion of a reporting unit with goodwill is sold or classified as held for sale and that asset group represents a business, a portion of the reporting unit’s goodwill is allocated to and included in the carrying value of that asset group. Except for Bio-energy, Alaska Retail, Williams Energy Partners and the Travel Centers, none of the operations sold during 2003 or classified as held for sale at December 31, 2003 represented reporting units with goodwill or businesses within reporting units to which goodwill was required to be allocated.

      Judgments and assumptions are inherent in our management’s estimate of undiscounted future cash flows used to determine the estimate of the reporting unit’s fair value. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

      In accordance with SFAS No. 142, approximately $1 billion of goodwill acquired subsequent to June 30, 2001, in the acquisition of Barrett, was not amortized in 2001. Beginning January 1, 2002, all goodwill is no longer amortized, but is tested annually for impairment. Application of the nonamortization provisions of SFAS No. 142 did not materially impact the comparability of the Consolidated Statement of Operations. Exploration & Production’s goodwill was approximately $1 billion at December 31, 2003 and 2002.

Treasury stock

      Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Energy commodity risk management and trading activities and revenues

      Prior to 2003, we, through Power and the natural gas liquids trading operations (reported within the Midstream segment), had energy commodity risk management and trading operations that entered into energy and energy-related contracts to provide price-risk management services to our third-party customers. These contracts involved power, natural gas, refined products, natural gas liquids and crude oil. Prior to the adoption of EITF 02-3, we valued all energy and energy-related contracts used in energy commodity risk management and trading activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Energy contracts included the following:

•	forward contracts,

•	futures contracts,

•	option contracts,

•	swap agreements,

•	certain physical commodity inventories, and

•	short-and long-term purchase and sale commitments, which involve physical delivery of an energy commodity.

      Energy-related contracts included the following:

•	power tolling contracts,

•	full requirements contracts,

•	load serving contracts,

•	storage contracts,

•	transportation contracts, and

•	transmission contracts.

      In addition, we entered into interest rate swap agreements and credit default swaps to manage the interest rate and credit risk in our energy trading portfolio. Prior to 2003, we recorded these energy and energy-related contracts and credit default swap agreements, with the exception of physical trading commodity inventories, in current and noncurrent energy risk management and trading assets and energy risk management and trading liabilities in the Consolidated Balance Sheet. We based the classification of current versus noncurrent on the timing of expected future cash flows. In accordance with SFAS No. 133 and Issue No. 98-10, we recognized the net change in fair value of these contracts representing unrealized gains and losses in income currently. We also recorded the net change in fair value as revenues in the Consolidated Statement of Operations. Power and the natural gas liquids trading operations, reported their trading operations’ physical sales transactions net of the related purchase costs, consistent with fair value accounting for such trading activities. The accounting for energy-related contracts required us to assess whether certain of these contracts were executory service arrangements or leases pursuant to SFAS No. 13, “Accounting for Leases.” As a result, we assessed each of our energy-related contracts and made the determination based on the substance of each contract focusing on factors such as 1) physical and operational control of the related asset, 2) risks and rewards of owning, operating and maintaining the related asset and 3) other contractual terms. See Recent accounting standards section within this Note for recent developments regarding guidance determining whether an arrangement contains a lease.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed in the Inventory valuation section of this note, the EITF reached a consensus on Issue No. 02-3 on October 25, 2002. This Issue rescinded EITF Issue No. 98-10. As a result of the rescission, in 2003, we no longer account for 1) energy trading contracts that are not derivatives as defined in SFAS No. 133 and 2) commodity trading inventories at fair value. The consensus was applicable for fiscal periods beginning after December 15, 2002, except for physical trading commodity inventories purchased after October 25, 2002. Issue No. 02-3 prohibited us from reporting physical trading commodity inventories purchased after October 25, 2002 at fair value. We applied the consensus effective January 1, 2003 and reported the initial application as a cumulative effect of a change in accounting principle. The effect of initially applying the consensus reduced net income by $762.5 million, net of a $471.4 million benefit for income taxes. The charge primarily consisted of the fair value of power tolling, load serving, transportation and storage contracts. These contracts did not meet the definition of a derivative and thus are no longer reported at fair value. After January 1, 2003, these contracts were accounted for under the accrual basis of accounting. The charge also included the amount by which the December 31, 2002 fair value of physical trading commodity inventories exceeded cost. We continued to carry derivatives at fair value in 2003. See further discussion on derivative assets and liabilities in the Derivative instruments and hedging activities, including interest rate swaps section within this Note.

      Prior to 2003, we determined the fair value of energy and energy-related contracts based on the nature of the transaction and the market in which transactions were executed. We executed certain transactions in exchange-traded or over-the-counter markets for which quoted prices in active periods existed. We executed other transactions in markets or periods in which quoted prices were not available. Quoted market prices for varying periods in active markets were readily available for valuing forward contracts, futures contracts, swap agreements and purchase and sales transactions in the commodity markets in which Power and the natural gas liquids trading operations transacted. Market data in active periods was also available for interest rate transactions, which affected the trading portfolio. For contracts or transactions that extended into periods for which actively quoted prices were not available, Power and the natural gas liquids trading operations estimated energy commodity prices in the illiquid periods by incorporating information obtained from commodity prices in actively quoted markets, prices in less active markets, prices reflected in current transactions and market fundamental analysis. For contracts where quoted market prices were not available, primarily transportation, storage, full requirements, load serving, transmission and power tolling contracts (energy-related contracts), Power estimated fair value using proprietary models and other valuation techniques that reflected the best information available under the circumstances. In situations where Power had received current information from negotiation activities with potential buyers of these contracts, Power considered this information in the determination of the fair value of the contract. The valuation techniques used when estimating fair value for energy-related contracts incorporated the following:

•	option pricing theory,

•	statistical and simulation analysis,

•	present value concepts incorporating risk from uncertainty of the timing and amount of estimated cash flows, and

•	specific contractual terms.

      In estimating fair value, Power also assumed liquidation of the positions in an orderly manner over a reasonable period of time in a transaction between a willing buyer and seller.

      These valuation techniques for tolling contracts, full requirements contracts and other non-derivative energy-related contracts utilized factors such as the following:

•	quoted energy commodity market prices,

•	estimates of energy commodity market prices in the absence of quoted market prices,

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	volatility factors underlying the positions,

•	estimated correlation of energy commodity prices, contractual volumes, and estimated volumes under option and other arrangements,

•	liquidity of the market in which the contract was transacted, and

•	a risk-free market discount rate.

      Fair value also reflected a risk premium that market participants would consider in their determination of fair value. Regardless of the method for which fair value was determined, we considered the risk of non-performance and credit considerations of the counterparty in estimating the fair value of all contracts. We adjusted the estimates of fair value as assumptions changed or as transactions became closer to settlement and enhanced estimates become available.

      The fair value of our trading portfolio was continually subject to change due to changing market conditions and changing trading portfolio positions. In 2002, determining fair value for these contracts also involved complex assumptions including estimating natural gas and power market prices in illiquid periods and markets, estimating market volatility and liquidity and correlation of natural gas and power prices, evaluating risk arising from uncertainty inherent in estimating cash flows and estimates regarding counterparty performance and credit considerations. Changes in valuation methodologies or the underlying assumptions could result in significantly different fair values.

     Derivative instruments and hedging activities, including interest rate swaps

      In 2002, we presented Power and Midstream’s derivative and non-derivative trading assets on the Consolidated Balance Sheet in energy commodity risk management and trading activities. All other derivatives were presented in current assets, other assets and deferred charges, accrued liabilities and other liabilities and deferred income in the Consolidated Balance Sheet as of December 31, 2002. After the adoption of EITF 02-3 on January 1, 2003, we recorded all derivatives in current and noncurrent derivative assets and current and noncurrent derivative liabilities. We based the classification of current versus noncurrent on the timing of expected future cash flows.

      Derivative instruments held by us consist primarily of futures contracts, swap agreements, forward contracts and option contracts. We execute most of these transactions in exchange-traded or over-the-counter markets for which quoted prices in active periods exist. For contracts with lives exceeding the time period for which quoted prices were available, we determine fair value by estimating commodity prices during the illiquid periods. We estimate commodity prices during illiquid periods by incorporating information obtained from commodity prices in actively quoted markets, prices reflected in current transactions and market fundamental analysis.

      In first-quarter 2002, we began managing a portion of our interest rate risk on an enterprise basis by the corporate parent. The more significant of these risks relates to Power’s trading and non-trading portfolio. To facilitate the management of the risk, our entities enter into derivative instruments (usually swaps) with the corporate parent. The level, term and nature of derivative instruments entered into with external parties are determined by the corporate parent. Power enters into intercompany interest rate swaps with the corporate parent, the effect of which is included in Power’s segment revenues and segment profit (loss) as shown in the reconciliation within the segment disclosures (see Note 19). The results of interest rate swaps with external counterparties are shown as interest rate swap loss in the Consolidated Statement of Operations below operating income (loss).

      The accounting for changes in the fair value of all derivatives depends upon whether we have designated them in a hedging relationship and, further, on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria have to be met and the appropriate documentation maintained. We

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establish hedging relationships pursuant to our risk management policies. We initially and regularly evaluate the hedging relationships to determine whether they were expected to be, and remain, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized in earnings each period.

      For derivatives designated as a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedges), we recognize the changes in the fair value of the derivative as well as changes in the fair value of the hedged item attributable to the hedged risk each period in earnings. If we terminate a firm commitment designated as the hedged item in a fair value hedge or it otherwise no longer qualifies as the hedged item, we recognize any asset or liability previously recorded as part of the hedged item currently in earnings.

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

      For derivatives held for trading and non-trading purposes not designated as a hedge, we reported changes in fair value currently in earnings. As discussed in the Description of business section of this Note, in 2003, we are no longer significantly engaged in trading activities. We now primarily enter into derivative contracts to reduce risk associated with our assets and non-derivative energy-related contracts, such as tolling, full requirements, storage and transportation contracts. However, we still maintain certain derivatives entered into for trading purposes. In Issue No. 02-3, the EITF reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. On July 31, 2003, the EITF reached a consensus on Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes as Defined in Issue No. 02-3 Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” In this issue, the EITF concluded that determining whether realized gains and losses on physically settled derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depended on the relevant facts and circumstances. Applying these two consensuses, we report unrealized gains and losses on all derivative contracts not designated as hedges on a net basis in the Consolidated Statement of Operations. We also report realized gains and losses on all derivative contracts not designated as hedges that settled financially on a net basis. We apply the indicators provided in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” to determine the proper treatment for derivative and non-derivative contracts not designated as hedges that resulted in physical delivery. In accordance with Issue No. 99-19, we account for realized revenues and purchase costs for all contracts that result in physical delivery on a gross basis in the Consolidated Statement of Operations. EITF 02-3 and Issue No. 03-11 did not require restatement of prior year amounts.

      In the second quarter of 2003, we elected the normal purchases and normal sales exception available under SFAS No. 133 on certain derivative contracts held by our Power segment. We reflected these contracts

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in current and noncurrent derivative assets and liabilities at their fair value on the date of the election less the portion of that fair value allocable to previous settlement periods.

      On January 1, 2001, we recorded a cumulative effect of an accounting change associated with the adoption of SFAS No. 133, as amended, to record all derivatives at fair value. The cumulative effect of the accounting change was not material to net income (loss), but resulted in a $95 million reduction of other comprehensive income (net of income tax benefits of $59 million) related to derivatives which hedge the variable cash flows of certain forecasted energy commodity transactions.

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

Revenues, other than gas pipeline and energy commodity risk management and trading activities

      Revenues generally are recorded when services are performed or products have been delivered.

      Additionally, revenues from the domestic production of natural gas in properties for which Exploration & Production has an interest with other producers are recognized based on the actual volumes sold during the period. Any differences between volumes sold and entitlement volumes, based on Exploration & Production’s net working interest, which are determined to be non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are not significant.

     Impairment of long-lived assets and investments

      We evaluate the long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. Beginning January 1, 2002, the impairment evaluation of tangible long-lived assets is measured pursuant to the guidelines of SFAS No. 144. When an indicator of impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred. We apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes including selling in the near term or holding for the remaining estimated useful life. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

      For assets identified to be disposed of in the future and considered held for sale in accordance with SFAS No. 144, we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is redetermined when related events or circumstances change.

      We evaluate our investments for impairment when events or changes in circumstances indicate, in our management’s judgement, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the fair value is recognized in the financial statements as an impairment.

      Judgments and assumptions are inherent in our management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s fair value used to calculate the amount of impairment to recognize. Additionally, our management’s judgment is used to determine the probability of sale with respect to assets considered for disposal pursuant to our announced strategy of selling assets as a significant source of liquidity. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Capitalization of interest

      We capitalize interest on major projects during construction. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by unregulated companies are based on the average interest rate on debt. Interest capitalized on internally generated funds, as permitted by FERC rules, is included in non-operating other income (expense) — net.

Employee stock-based awards

      Employee stock-based awards are accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The plans are described more fully in Note 14. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Years Ended December 31,

	2003	2002	2001

	(Dollars in millions)
Net loss, as reported	$(492.2)	$(754.7)	$(477.7)
Add: Stock-based employee compensation expense included in the Consolidated Statement of Operations, net of related tax effects	18.7	19.1	13.6
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31.6)	(34.5)	(24.7)

Pro forma net loss	$(505.1)	$(770.1)	$(488.8)

Loss per share:
Basic — as reported	$(1.01)	$(1.63)	$(.96)

Basic — pro forma	$(1.03)	$(1.66)	$(.98)

Diluted — as reported	$(1.01)	$(1.63)	$(.95)

Diluted — pro forma	$(1.03)	$(1.66)	$(.98)

      Pro forma amounts for 2003 include compensation expense from awards of our company stock made in 2003, 2002 and 2001. Also included in the 2003 pro forma expense is $2 million of incremental expense associated with a stock option exchange program (see Note 14). Pro forma amounts for 2002 include compensation expense from awards made in 2002 and 2001 and from certain awards made in 1999. Pro forma

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts for 2001 include compensation expense from awards made in 2001 and from certain awards made in 1999.

      Since compensation expense from stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

Income taxes

      We include the operations of our subsidiaries in our consolidated tax return. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of our assets and liabilities. Our management’s judgment and income tax assumptions are used to determine the levels, if any, of valuation allowances associated with deferred tax assets.

Earnings (loss) per share

      Basic earnings (loss) per share is based on the sum of the weighted average number of common shares outstanding and issuable restricted and vested deferred shares. Diluted earnings (loss) per share includes any dilutive effect of stock options, unvested deferred shares and, for applicable periods presented, convertible preferred stock and convertible debt, unless otherwise noted.

Foreign currency translation

      Certain of our foreign subsidiaries and equity method investees use their local currency as their functional currency. These foreign currencies include the Canadian dollar, British pound and Euro. Assets and liabilities of certain foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and our share of the results of operations of our equity affiliates are translated into the U.S. dollar at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income (loss).

      Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transactions gains and losses which are reflected in the Consolidated Statement of Operations.

Issuance of equity of consolidated subsidiary

      Sales of common stock by a consolidated subsidiary are accounted for as capital transactions with the adjustment to capital in excess of par value. No gain or loss is recognized on these transactions.

Securitizations and transfers of financial instruments

      Through July 2002, we had agreements to sell, on an ongoing basis, certain of our trade accounts receivable through revolving securitization structures under which we retained servicing responsibilities as well as a subordinate interest in the transferred receivables. These agreements expired in July 2002 and were not renewed. We accounted for the securitization of trade accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the related receivables were removed from the Consolidated Balance Sheet and a retained interest was recorded for the amount of receivables sold in excess of cash received.

      We determined the fair value of our retained interests based on the present value of future expected cash flows using our management’s best estimate of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions were updated periodically based on actual

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results, thus the estimated credit loss and discount rates utilized were materially consistent with historical performance. The fair value of the servicing responsibility was estimated based on internal costs, which approximate market. Costs associated with the sale of receivables are included in nonoperating other income (expense) — net in the Consolidated Statement of Operations.

Recent accounting standards

      The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under this Statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002; hence, initial adoption of this Statement on January 1, 2003, did not have any impact on our results of operations or financial position.

      The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to permit two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic method under APB No. 25. The prospective method of transition under SFAS No. 123 is an option to the entities that adopt the recognition provisions under this statement in a fiscal year beginning before December 15, 2003. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under this statement, pro forma disclosures are required in a specific tabular format in the “Summary of Significant Accounting Policies.” We have applied the disclosure requirements of this statement effective December 31, 2002. The adoption had no effect on our consolidated financial position or results of operations. We continue to account for our stock-based compensation plans under APB Opinion No. 25. See Employee stock-based awards. FASB has announced it will be issuing an Exposure Draft on equity-based compensation. In deliberations on this matter, the FASB has concluded that equity-based compensation awards to employees results in an expense to the employer that should be recognized in the income statement.

      The FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the fair value of guarantees issued or modified after December 31, 2002, be initially recognized by the guarantor at the inception of the guarantee, and expands the disclosure requirements for guarantees. Initial adoption of this Interpretation did not have any impact on our results of operations or financial position. The expanded disclosure requirements have been presented in the Notes to Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation defines a variable interest entity (VIE) as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The investments or other interests that will absorb portions of the VIE’s expected losses if they occur or receive portions of the VIE’s expected residual returns if they occur are called variable interests. Variable interests may include, but are not limited to, equity interests, debt instruments, beneficial interests, derivative instruments and guarantees. The Interpretation requires an entity to consolidate a VIE if that entity will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both. If no party will absorb a majority of the expected losses or expected residual returns, no party will

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidate the VIE. The Interpretation also requires disclosure of significant variable interests in unconsolidated VIE’s. The Interpretation is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the Interpretation were initially to be effective for the first interim or annual period ending after June 15, 2003. However, in October 2003, the FASB delayed the required effective date of the Interpretation on those entities to the first period beginning after December 15, 2003. Additionally, in December 2003, the FASB issued a revision to the Interpretation to clarify certain provisions and to exempt certain entities from its requirements. The revised Interpretation will require full implementation in the first quarter of 2004. We adopted the original Interpretation in 2003 with no material effect to the consolidated financial statements. The effect of the adoption of the revised Interpretation is not expected to be material to the consolidated financial statements.

      The FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement addresses disclosure requirements for pensions and other postretirement benefits. The provisions of this Statement retain the disclosure requirements of the previously issued SFAS No. 132 and expand the disclosure requirements to include information describing types of plan assets, investment strategy, measurement date, plan obligations and cash flows. Additionally, the Statement requires disclosure of the components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years and interim periods ending after December 15, 2003, except for the disclosure of estimated future benefit payments, which is effective for fiscal years ending after June 15, 2004.

      EITF Issue No. 01-8, “Determining Whether An Arrangement Contains a Lease,” became effective on July 1, 2003, and provides guidance for determining whether certain contracts such as transportation, storage, load serving, and tolling agreements are executory service arrangements or leases pursuant to SFAS No. 13. A prospective transition is provided for whereby the consensus is to be applied to arrangements consummated or modified after July 1, 2003. Our review indicates that certain of Power’s tolling agreements could be considered leases under the consensus if the tolling agreements are modified after July 1, 2003. If such tolling agreements are deemed to be capital leases, the net present value of the demand payments would be reported on the balance sheet consistent with debt as an obligation under capital lease, and as an asset in property, plant and equipment.

      The SEC staff, in a letter to the EITF Chairman, raised the issue of classification of leased mineral rights, for companies subject to SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” that acquire leased mineral rights. Specifically, the SEC staff has stated its view that leased mineral rights meet the definition of an intangible asset under SFAS No. 141 “Business Combinations” and are thus subject to the disclosure requirements of SFAS No. 142 “Goodwill and Other Intangible Assets.” At December 31, 2003 and 2002, our Exploration & Production segment had net leased mineral rights of $1.9 billion and $2.1 billion, respectively. The leased mineral rights would continue to be amortized over their remaining useful life, where appropriate. The effect of such a reclassification, if required, is not expected to affect our Statement of Operations or Statement of Cash Flows.

Note 2.     Discontinued operations

      During 2002, we began the process of selling certain assets and/or businesses to address liquidity issues. The businesses discussed below represent components that have been sold or approved for sale by our Board of Directors as of December 31, 2003. Therefore, their results of operations (including any impairments, gains or losses), financial position and cash flows have been reflected in the consolidated financial statements and notes as discontinued operations.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized results of discontinued operations

      Summarized results of discontinued operations for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001

	(Millions)
Revenues	$2,431.5	$5,685.0	$6,602.8

Income from discontinued operations before income taxes	$150.1	$314.3	$219.7
(Impairments) and gain (loss) on sales-net	210.7	(531.0)	(184.8)
Losses associated with performance on WilTel guarantee obligations	—	—	(1,839.2)
Benefit (provision) for income taxes	(106.9)	73.7	678.3

Income (loss) from discontinued operations	$253.9	$(143.0)	$(1,126.0)

Summarized assets and liabilities of discontinued operations

      Summarized assets and liabilities of discontinued operations as of December 31, 2003 and 2002, are as follows:

	2003	2002

	(Millions)
Total current assets	$143.4	$723.9

Property, plant and equipment — net	263.9	3,212.3
Other non-current assets	2.0	268.5

Total non-current assets	265.9	3,480.8

Total assets	$409.3	$4,204.7

Reflected on balance sheet as:
Current assets	$409.3	$1,263.6
Non-current assets	—	2,941.1

Total assets	$409.3	$4,204.7

Long-term debt due within one year	$—	$68.7
Other current liabilities	65.4	445.1

Total current liabilities	65.4	513.8

Long-term debt	.3	828.3
Minority interests	—	340.0
Other non-current liabilities	12.0	113.5

Total non-current liabilities	12.3	1,281.8

Total liabilities	$77.7	$1,795.6

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002

	(Millions)
Reflected on balance sheet as:
Current liabilities	$77.7	$532.1
Non-current liabilities	—	1,263.5

Total liabilities	$77.7	$1,795.6

Held for sale at December 31, 2003

Alaska refining, retail and pipeline operations

      On November 17, 2003, we entered into agreements to sell our Alaska refinery, retail and pipeline assets for approximately $265 million in cash, subject to various closing adjustments. The transactions are expected to close in the first quarter of 2004 following the completion of various closing conditions.

      Throughout the sales negotiation process, we regularly reassessed the estimated fair value of these assets based on information obtained from the sales negotiations using a probability-weighted approach. As a result, impairment charges of $8 million and $18.4 million were recorded during 2003 and 2002, respectively. These impairments are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These operations were part of the previously reported Petroleum Services segment.

Gulf Liquids New River Project LLC

      During second-quarter 2003, our Board of Directors approved a plan authorizing management to negotiate and facilitate a sale of the assets of Gulf Liquids New River Project LLC (Gulf Liquids). We recognized impairment charges totaling $108.7 million during 2003 to reduce the carrying cost of the long-lived assets to estimated fair value less costs to sell the assets. These charges are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. We estimated fair value based on a probability-weighted analysis of various scenarios including expected sales prices, salvage valuations and discounted cash-flows. We expect to complete the sale of these operations within one year of the Board’s approval. These operations were part of our Midstream segment.

2003 completed transactions

Canadian liquids operations

      During 2003, we completed the sales of certain gas processing, natural gas liquids fractionation, storage and distribution operations in western Canada and at our Redwater, Alberta plant for total proceeds of $246 million in cash. We recognized pre-tax gains totaling $92.1 million in 2003 on the sales which are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These operations were part of our Midstream segment.

Soda ash operations

      On September 9, 2003, we completed the sale of our soda ash mining facility located in Colorado. The December 31, 2002 carrying value reflected the then estimated fair value less cost to sell. During 2003, ongoing sale negotiations continued to provide new information regarding estimated fair value, and, as a result, we recognized additional impairment charges of $17.4 million in 2003. We also recognized a loss on the sale in 2003 of $4.2 million. These impairments, the loss on the sale and previous impairments of $133.5 million in 2002 and $170 million in 2001 are included in (impairments) and gain (loss) on sales in the preceding table of

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarized results of discontinued operations. The soda ash operations were part of the previously reported International segment.

Williams Energy Partners

      On June 17, 2003, we completed the sale of our 100 percent general partnership interest and 54.6 percent limited partner investment in Williams Energy Partners for $512 million in cash and assumption by the purchasers of $570 million in debt. In December 2003, we received additional cash proceeds of $20 million following the occurrence of a contingent event. We recognized a total pre-tax gain of $310.8 million on the sale during 2003, including the $20 million of additional proceeds, all of which is included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. We deferred an additional $113 million associated with our indemnifications of the purchasers for a variety of matters, including obligations that may arise associated with existing environmental contamination relating to operations prior to April 2002 and identified prior to April 2008 (see Note 16).

Bio-energy facilities

      On May 30, 2003, we completed the sale of our bio-energy operations for $59 million in cash. During 2003, we recognized an additional pre-tax loss on the sale of $5.4 million. We recorded impairment charges totaling $195.7 million, including $23 million related to goodwill, during 2002, to reduce the carrying cost to our estimate of fair value, less cost to sell, at that time. Both the additional loss and impairment charges are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These operations were part of the previously reported Petroleum Services segment.

Natural gas properties

      On May 30, 2003, we completed the sale of natural gas exploration and production properties in the Raton Basin in southern Colorado and the Hugoton Embayment in southwestern Kansas. This sale included all of our interests within these basins. We recognized a $39.7 million gain on the sale during 2003. The gain is included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These properties were part of the Exploration & Production segment.

Texas Gas

      On May 16, 2003, we completed the sale of Texas Gas Transmission Corporation for $795 million in cash and the assumption by the purchaser of $250 million in existing Texas Gas debt. We recorded a $109 million impairment charge in first-quarter 2003 reflecting the excess of the carrying cost of the long-lived assets over our estimate of fair value based on our assessment of the expected sales price pursuant to the purchase and sale agreement. The impairment charge is included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. No significant gain or loss was recognized on the subsequent sale. Texas Gas was a segment within Gas Pipeline.

Midsouth Refinery and related assets

      On March 4, 2003, we completed the sale of our refinery and other related operations located in Memphis, Tennessee for $455 million in cash. We had previously written these assets down by $240.8 million to their estimated fair value less cost to sell at December 31, 2002. We recognized a pre-tax gain on sale of $4.7 million in the first quarter of 2003. During the second quarter of 2003, we recognized a $24.7 million pre-tax gain on the sale of an earn-out agreement that we retained in the sale of the refinery. The 2002 impairment charge and subsequent gains are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These operations were part of the previously reported Petroleum Services segment.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Williams travel centers

      On February 27, 2003, we completed the sale of our travel centers for approximately $189 million in cash. We had previously written these assets down by $146.6 million in 2002 and $14.7 million in 2001 to their estimated fair value less cost to sell at December 31, 2002. These impairments are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. We did not recognize a significant gain or loss on the sale. These operations were part of the previously reported Petroleum Services segment.

2002 Completed transactions

Central

      On November 15, 2002, we completed the sale of our Central natural gas pipeline for $380 million in cash and the assumption by the purchaser of $175 million in debt. Impairment charges totaling $91.3 million during 2002 are reflected in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. Central was a segment within Gas Pipeline.

Mid-America and Seminole Pipelines

      On August 1, 2002, we completed the sale of our 98 percent interest in Mid-America Pipeline and 98 percent of our 80 percent ownership interest in Seminole Pipeline for $1.2 billion. The sale generated net cash proceeds of $1.15 billion. The preceding table of summarized results of discontinued operations, (impairments) and gain (loss) on sales includes a pre-tax gain of $301.7 million during 2002 and an $11.4 million reduction of the gain during 2003. These assets were part of the Midstream segment.

Kern River

      On March 27, 2002, we completed the sale of our Kern River pipeline for $450 million in cash and the assumption by the purchaser of $510 million in debt. As part of the agreement, $32.5 million of the purchase price was contingent upon Kern River receiving a certificate from the FERC to construct and operate a future expansion. We received the certificate in July 2002, and recognized the contingent payment plus interest as income from discontinued operations in third-quarter 2002. Included as a component of (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations is a pre-tax loss of $6.4 million for the year ended December 31, 2002. Kern River was a segment within Gas Pipeline.

WilTel

Spinoff and related information

      On March 30, 2001, our Board of Directors approved a tax-free spinoff of WilTel to our shareholders. On April 23, 2001, we distributed 398.5 million shares, or approximately 95 percent of our WilTel common stock, to holders of our common stock. Accordingly, the results of operations, financial position and cash flows for WilTel have been reflected in the accompanying consolidated financial statements and notes as discontinued operations.

      In an effort to strengthen WilTel’s capital structure, prior to the spinoff we took the following steps:

•	We contributed an outstanding promissory note from WilTel of approximately $975 million.

•	We contributed certain other assets, including the Williams Technology Center (Technology Center) and other ancillary assets under construction. We also committed to complete construction of the Technology Center. Later in 2001, we repurchased the Technology Center and three corporate aircraft from WilTel for $276 million. We then leased these assets back to WilTel.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We provided indirect credit support for $1.4 billion of the WCG Note Trust Notes.

•	We provided a guarantee of WilTel’s obligations under a 1998 asset defeasance program (ADP) transaction in which WilTel entered into a lease agreement covering a portion of its fiber-optic network. WilTel had an option to purchase the covered network assets during the lease term at an amount approximating lessor’s cost of $750 million.

2001 post spinoff and accounting

      Prior to filing our 2001 Annual Report on Form 10-K, WilTel announced that it might seek to reorganize under the U.S. Bankruptcy Code. As a result, we determined that it was probable we would be unable to fully recover certain receivables and our investment in WilTel. We also concluded that it was probable that we would be required to perform under certain guarantees and payment obligations. Using the information available prior to March 7, 2002 and under the circumstances, we developed an estimated range of loss related to our total WilTel exposure. As part of this evaluation, we considered our position as an unsecured creditor, the fair value of the leased assets securing the Technology Center lease, likely recoveries from a successful reorganization process under Chapter 11 of the U.S. Bankruptcy Code, and the enterprise value of WilTel. We also received assistance from external legal counsel and an external financial and restructuring advisor. At that time, we believed that no loss within the range was more probable than another. Accordingly, we recorded the $2.05 billion minimum amount of the range of loss. This is reported in the 2001 Consolidated Statement of Operations as a $1.84 billion pre-tax charge to discontinued operations and a $213 million pre-tax charge to continuing operations.

      The $1.84 billion pre-tax charge to discontinued operations includes portions of the following items:

•	Indirect credit support for $1.4 billion of WCG Note Trust Notes and related interest.

•	Guarantee of the ADP transaction.

      The $213 million pre-tax charge to continuing operations includes portions of the following items:

•	$106 million of receivables from services prior to the spinoff

•	$269 million receivable for the Technology Center lease

•	the remaining investment in WilTel common stock, which had previously been written down by $70.9 million earlier in 2001

2002 developments and accounting

      In 2002, we acquired all of the WCG Note Trust Notes by exchanging $1.4 billion of our Senior Unsecured 9.25 percent Notes due March 2004. WilTel was indirectly obligated to reimburse us for any payments we were required to make in connection with the WCG Note Trust Notes.

      On March 29, 2002, we funded the $754 million purchase price related to WilTel’s March 8, 2002 exercise of its option to purchase the covered network assets under the ADP transaction. The payment entitled us to an unsecured note from WilTel for the same amount.

      On April 22, 2002, WilTel filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On October 15, 2002, WilTel consummated its reorganization plan. Under this plan:

•	our common stock ownership in WilTel was cancelled,

•	we recovered $180 million of claims against WilTel through the sale of those claims to WilTel’s new parent organization, and

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	we sold the Technology Center back to WilTel in exchange for two promissory notes due in seven and one-half years and four years and secured by a mortgage on the Technology Center.

      During 2002, we recognized additional pre-tax charges of $268.7 million in continuing operations related to the recovery and settlement of our receivables and claims against WilTel.

Status at December 31, 2003

      At December 31, 2003, we have a $110.8 million receivable from WilTel for the promissory notes relating to the sale of the Technology Center pursuant to the WilTel reorganization plan. The receivable is included in other assets and deferred charges.

      We have provided guarantees in the event of nonpayment by WilTel on certain lease performance obligations of WilTel that extend through 2042 and have a maximum potential exposure of approximately $51 million at December 31, 2003. Our exposure declines systematically throughout the remaining term of WilTel’s obligations. The carrying value of these guarantees is approximately $46 million at December 31, 2003 and is recorded as a non-current liability.

Note 3.	Investing activities

Investing income (loss)

      Investing income (loss) for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003	2002	2001

	(Millions)
Equity earnings (losses)*	$20.3	$73.0	$22.7
Income (loss) from investments*	(25.3)	42.1	4.2
Impairments of cost based investments	(35.0)	(12.1)	(5.6)
Write-down of investment in WilTel stock (see Note 2)	—	—	(95.9)
Loss provision for WilTel receivables (see Note 2)	—	(268.7)	(188.0)
Interest income and other	113.4	52.6	89.8

Total	$73.4	$(113.1)	$(172.8)

*	Items also included in segment profit.

      Equity earnings for the year ended December 31, 2002, includes a benefit of $27.4 million for a contractual construction completion fee received by one of our equity affiliates whose operations are accounted for under the equity method of accounting. This equity affiliate served as the general contractor on the Gulfstream pipeline project for Gulfstream Natural Gas System (Gulfstream), an interstate natural gas pipeline subject to FERC regulations and an equity affiliate of ours. The fee paid by Gulfstream was for the early completion during second-quarter 2002 of the construction of Gulfstream’s pipeline. It was capitalized by Gulfstream as property, plant and equipment and is included in Gulfstream’s rate base to be recovered in future revenues.

      Income (loss) from investments for the year ended December 31, 2003, includes:

•	a $43.1 million impairment of our investment in equity and debt securities of Longhorn Partners Pipeline L.P., which is included in the Other segment;

•	a $14.1 million impairment of our equity interest in Aux Sable, which is included in the Midstream segment;

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a $13.5 million gain on the sale of stock in eSpeed Inc., which is included in the Power segment; and

•	an $11.1 million gain on sale of our equity interest in West Texas LPG Pipeline, L.P. which is included in the Midstream segment.

      Income (loss) from investments for the year ended December 31, 2002, includes:

•	a $58.5 million gain on sale of our investment in AB Mazeikiu Nafta, a Lithuanian oil refinery, pipeline and terminal complex, which is included in the Other segment;

•	a $12.3 million write-off of Gas Pipeline’s investment in a pipeline project which was cancelled in 2002;

•	a $10.4 million net write-down pursuant to the sale of our equity interest in Alliance Pipeline, a Canadian and U.S. gas pipeline, which is included in the Gas Pipeline segment; and

•	an $8.7 million gain on sale of our general partner equity interest in Northern Border Partners, L.P., which is included in the Gas Pipeline segment.

      Income (loss) from investments for the year ended December 31, 2001, includes:

•	a $27.5 million gain on the sale of our limited partnership interest in Northern Border Partners, L.P., which is included in the Gas Pipeline segment; and

•	$23.3 million of write-downs of certain investments which are included in the Power segment.

      Impairments of cost based investments for the year ended December 31, 2003, includes:

•	a $13.5 million impairment of investment in ReserveCo, a company holding phosphate reserves, and

•	a $13.2 million impairment of investment in Algar Telecom S.A.

The 2002 and 2001 impairments of cost based investments relate primarily to various international investments.

      Interest income for the year ended December 31, 2003, includes approximately $34 million of interest income at Power as the result of certain recent FERC proceedings.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      Investments at December 31, 2003 and 2002, are as follows:

	2003	2002

	(Millions)
Equity method:
Gulfstream Natural Gas System, LLC — 50%	$730.8	$734.4
Discovery Pipeline — 50%	194.6	75.3
Longhorn Partners Pipeline, L.P. — 32.7%	85.1	89.3
ACCROVEN — 49.3%	67.1	60.4
Alliance Aux Sable — 14.6%	42.8	54.8
Petrolera Entre Lomas S.A. — 40.8%	41.5	35.8
Other	71.8	140.1

	1,233.7	1,190.1
Cost method:
Algar Telecom S.A. — common and preferred stock	15.3	52.8
Various international funds	48.9	53.9
Indonesian toll road	23.7	23.7
Other	24.8	33.5

	112.7	163.9
Advances to Longhorn Partners Pipeline, L.P.	117.2	100.9
Other	—	13.7

	$1,463.6	$1,468.6

      In December 2003, our Midstream subsidiary made an additional $127 million investment in Discovery Pipeline which was subsequently used by Discovery Pipeline to repay maturing debt. All owners contributed amounts equal to their ownership percentage so our 50 percent ownership in Discovery remained unchanged. Also during 2003, Midstream sold its investments in four pipelines that had a combined book value of approximately $63 million at December 31, 2002.

      During February 2004, we were a party to a recapitalization plan completed by Longhorn Partners Pipeline, L.P. (Longhorn). As a result of this plan, we sold a portion of our equity investment in Longhorn for $11.4 million, received $58 million in repayment of a portion of our advances to Longhorn and converted the remaining advances, including accrued interest, into preferred equity interests in Longhorn. These preferred equity interests are subordinate to the preferred interests held by the new investors. No gain or loss was recognized on this transaction.

      Dividends and distributions received from companies carried on the equity basis were $21 million, $81 million and $51 million in 2003, 2002 and 2001, respectively. The $27.4 million Gulfstream construction completion fee described previously is included in the 2002 distributions.

Guarantees on behalf of investees

      We have guaranteed commercial letters of credit totaling $17 million on behalf of ACCROVEN. These expire in January 2005, have no carrying value and are fully collateralized with cash.

      In connection with the construction of a joint venture pipeline project, we guaranteed, through a put agreement, certain portions of the joint venture’s project financing in the event of nonpayment by the joint

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture. Our potential liability under this guarantee ranges from zero percent to 100 percent of the outstanding project financing, depending on our ability and the other project members’ ability to meet certain performance criteria. As of December 31, 2003, the total outstanding project financing is $31.7 million. Our maximum potential liability is the full amount of the financing, but based on the current status of the project, it is likely that any obligation would be limited to 50 percent of the outstanding financing. As additional borrowings are made under the project financing facility, our potential exposure will increase. This guarantee expires in March 2005, and we have not accrued any amounts at December 31, 2003.

      We have provided guarantees on behalf of certain partnerships in which we have an equity ownership interest. These generally guarantee operating performance measures and the maximum potential future exposure cannot be determined. These guarantees continue until we withdraw from the partnerships. No amounts have been accrued at December 31, 2003.

Note 4.	Asset sales, impairments and other accruals

      Significant gains or losses from asset sales, impairments and other accruals included in other (income) expense — net within segment costs and expenses for the years ended December 31, 2003, 2002 and 2001, are as follows:

	(Income) Expense

	2003	2002	2001

	(Millions)
Power
Gain on sale of full requirements contract	$(188.0)	$—	$—
Commodity Futures Trading Commission settlement	20.0	—	—
California rate refund and other accrual adjustments	19.5	—	—
Impairment of goodwill	45.0	61.1	—
Impairment of generation facilities	44.1	44.7	—
Loss accruals and impairment of other power related assets	—	82.6	—
Guarantee loss accruals and write-offs	—	56.2	—
Impairment of plant for terminated expansion	—	—	13.3
Gas Pipeline
Write-off of software development costs due to cancelled implementation	25.6	—	—
Loss accrual for litigation and claims	—	—	18.3
Exploration & Production
Net gain on sales of certain natural gas properties	(96.7)	(141.7)	—
Midstream Gas & Liquids
Gain on sale of the wholesale propane business	(16.2)	—	—
Impairment of Canadian assets	41.7	115.0	—
Impairment of south Texas assets	—	—	13.8
Other
Gain on sale of certain convenience stores	—	—	(75.3)
Impairment of end-to-end mobile computing systems business	—	—	12.1

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Power

      In June 2002, we announced our intent to exit the Power business. As a result, Power pursued efforts to sell all or portions of our power, natural gas, and crude and refined products portfolios in the latter half of 2002 and in 2003. Based on bids received in these sales efforts, we impaired certain assets and projects in 2002. During 2003, we continued our focus on exiting the Power business and, as a result, impaired certain assets.

      California Rate Refund and Other Accrual Adjustments. In addition to the $19.5 million charge included in other (income) expense — net within segment costs and expenses for 2003, a $13.8 million charge is recorded within costs and operating expenses. These two amounts, totaling $33.3 million, are for California rate refund liability and other accrual adjustments and relate to power marketing activities in California during 2000 and 2001. See Note 16 for further discussion.

      Goodwill. The fair value of the Power reporting unit used to calculate the goodwill impairment loss in 2002 was based on the estimated fair value of the trading portfolio inclusive of the fair value of contracts with affiliates. In 2002, the trading portfolio was reflected at fair value in the financial statements and the affiliate contracts were not. The fair value of the affiliate contracts was estimated using a discounted cash flow model with natural gas pricing assumptions based on current market information.

      During 2003, we continued to focus on exiting the Power business. Because of this and current market conditions in which this business operates, we evaluated Power’s remaining goodwill for impairment. In estimating the fair value of the Power reporting unit, we considered our derivative portfolio which is carried at fair value on the balance sheet and our non-derivative portfolio which is no longer carried at fair value on the balance sheet. Because of the significant negative fair value of certain of our non-derivative contracts, we may be unable to realize our carrying value of this reporting unit. As a result, we recognized a $45 million impairment of the remaining goodwill within Power during 2003.

      Generation Facilities. The 2003 impairment relates to the Hazelton generation facility. Fair value was estimated using future cash flows based on current market information and discounted at a risk adjusted rate. The 2002 impairment was related to the Worthington generation facility. Fair value was estimated based on expected proceeds from the sale of the facility, which closed in first-quarter 2003.

      Loss Accruals and Impairment of Other Power Related Assets. The 2002 loss accruals and impairments of other power related assets were recorded pursuant to reducing activities associated with the distributive power generation business.

      Guarantee Loss Accruals and Write-Offs. The 2002 guarantee loss accruals and write-offs within Power of $56.2 million includes accruals for commitments for certain assets that were previously planned to be used in power projects, write-offs associated with a terminated power plant project and a $13.2 million reversal of loss accruals related to the wind-down of our mezzanine lending business.

     Midstream Gas & Liquids

      Canadian Assets. Approximately $38 million of the 2002 Canadian asset impairment reflects a reduction of carrying cost to management’s estimate of fair market value for our natural gas liquid extraction plants, determined primarily from information available from efforts to sell these assets in a single transaction. The balance is associated with an olefin fractionation facility whose carrying costs were determined to be not fully recoverable. Fair value was estimated using discounted future cash flows.

      During 2003, we temporarily suspended our efforts to sell the natural gas liquid extraction plants pending certain commercial contract renegotiations expected to be completed during 2004. Thus, these assets were reevaluated individually for impairment. This resulted in an additional impairment of certain of the natural gas liquid extraction plants to fair value. We estimated fair value using an earnings multiple applied to projected operating results. This estimate was validated by a range of discounted future cash flows for the assets.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Provision (benefit) for income taxes

      The provision (benefit) for income taxes from continuing operations includes:

	2003	2002	2001

	(Millions)
Current:
Federal	$(8.8)	$(126.7)	$167.9
State	(17.6)	27.5	9.7
Foreign	(3.8)	25.9	13.9

	(30.2)	(73.3)	191.5
Deferred:
Federal	29.1	(150.6)	265.6
State	51.3	(56.6)	37.0
Foreign	(13.8)	14.8	17.0

	66.6	(192.4)	319.6

Total provision (benefit)	$36.4	$(265.7)	$511.1

      Reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the provision (benefit) for income taxes are as follows:

	2003	2002	2001

	(Millions)
Provision (benefit) at statutory rate	$18.0	$(307.1)	$405.8
Increases (reductions) in taxes resulting from:
State income taxes (net of federal benefit)	5.0	(19.0)	30.4
Foreign operations — net	.7	94.2	12.2
Capital losses	(39.6)	(121.2)	44.5
Non-deductible impairment of goodwill	15.8	21.7	—
Income tax (credits) recapture	—	26.8	—
Other — net	36.5	38.9	18.2

Provision (benefit) for income taxes	$36.4	$(265.7)	$511.1

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of deferred tax liabilities and assets as of December 31, 2003 and 2002, are as follows:

	2003	2002

	(Millions)
Deferred tax liabilities:
Property, plant and equipment	$2,118.8	$2,183.1
Derivatives — net	149.9	642.7
Investments	514.8	568.0
Other	195.8	168.9

Total deferred tax liabilities	2,979.3	3,562.7

Deferred tax assets:
Minimum tax credits	151.5	151.7
Accrued liabilities	208.7	314.5
Receivables	52.5	68.2
Federal carryovers	115.7	216.2
Foreign carryovers	46.2	72.9
Other	125.7	111.3

Total deferred tax assets	700.3	934.8

Valuation allowance	67.8	156.5

Net deferred tax assets	632.5	778.3

Overall net deferred tax liabilities	$2,346.8	$2,784.4

      Valuation allowances at December 31, 2003 serve to reduce the recognized tax benefit associated with foreign asset impairments and foreign carryovers to an amount that will, more likely than not, be realized. Valuation allowances at December 31, 2002 serve to reduce the recognized tax benefit associated with federal capital loss carryovers, foreign asset impairments and foreign carryovers to an amount that will, more likely than not, be realized. The valuation allowance decreased $89 million and $23 million in 2003 and 2002, respectively.

      Utilization of foreign operating loss carryovers reduced the provision for income taxes during 2003 by $19 million.

      Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2003, amounted to approximately $45 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because we intend to permanently reinvest such earnings in those foreign operations.

      The impact of foreign operations on the effective tax rate increased during 2002 due to the recognition of U.S. tax on foreign dividend distributions and recording of a financial impairment on certain foreign assets for which a valuation allowance was established.

      Federal net operating loss carryovers, charitable contribution carryovers, and capital loss carryovers of $204 million, $58 million and $68 million, respectively, at the end of 2003 are expected to be utilized prior to expiration in 2007 through 2022.

      Cash refunds for income taxes (net of payments) were $88 million in 2003. Cash payments for income taxes (net of refunds) were $36 million and $87 million in 2002 and 2001, respectively.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the course of audits of our business by domestic and foreign tax authorities, we frequently face challenges regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the liability associated with our various filing positions, we record a liability for probable tax contingencies. In association with this liability, we record an estimate of related interest as a component of our current tax provision. The impact of this accrual is included within Other — net in our reconciliation of the tax provision to the federal statutory rate.

Note 6.	Earnings (loss) per share

      Basic and diluted earnings (loss) per common share for the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001

	(Dollars in millions, except per-
	share amounts; shares in thousands)
Income (loss) from continuing operations	$15.2	$(611.7)	$648.3
Convertible preferred stock dividends (see Note 13)	29.5	90.1	—

Income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share	$(14.3)	$(701.8)	$648.3

Basic weighted-average shares	518,137	516,793	496,935
Effect of dilutive securities:
Stock options	—	—	3,632

Diluted weighted-average shares	518,137	516,793	500,567

Earnings (loss) per share from continuing operations:
Basic	$(.03)	$(1.35)	$1.31

Diluted	$(.03)	$(1.35)	$1.30

      For the year ended December 31, 2003, approximately 3.6 million weighted-average stock options, approximately 6.4 million weighted average shares related to the assumed conversion of 9.875 percent cumulative convertible preferred stock, approximately 2.5 million weighted-average unvested deferred shares and approximately 16.5 million weighted-average shares related to the assumed conversion of convertible debentures, as well as the related interest, that otherwise would have been included, have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive. The preferred stock was redeemed in June 2003.

      For the year ended December 31, 2002, approximately 666 thousand weighted-average stock options, approximately 11.3 million weighted-average shares related to the assumed conversion of the 9.875 percent cumulative convertible preferred stock and approximately 3.6 million weighted-average unvested deferred shares, that otherwise would have been included, have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive.

      Additionally, approximately 15.0 million, 38.7 million and 15.3 million options to purchase shares of common stock with weighted-average exercise prices of $22.77, $19.90 and $36.12, respectively, were outstanding on December 31, 2003, 2002 and 2001, respectively, but have been excluded from the computation of diluted earnings per share. Inclusion of these shares would have been antidilutive, as the exercise prices of the options exceeded the average market prices of the common shares for the respective years.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Employee benefit plans

      The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated. It also presents a reconciliation of the funded status of these benefits to the amount recorded in the Consolidated Balance Sheet at December 31 of each year indicated. The annual measurement date for our plans is December 31. Prior year amounts have been restated to exclude those benefit plans where we will no longer serve as sponsor related to those operations reported as discontinued operations (see Note 1). Changes in the obligations or assets of continuing plans associated with the transfer of such obligations or assets in a sale or planned sale reflected as discontinued operations have been reflected as divestitures in the following tables.

			Other Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

	(Millions)
Change in benefit obligation:
Benefit obligations at beginning of year	$788.9	$870.2	$410.5	$489.0
Service cost	25.5	32.5	6.2	7.1
Interest cost	52.7	59.3	24.1	31.8
Plan participants’ contributions	—	—	3.3	3.9
Curtailment	—	(.8)	—	—
Settlement benefits paid	(6.1)	(18.7)	—	—
Benefits paid	(87.1)	(116.0)	(24.6)	(26.3)
Divestiture	(.8)	(3.3)	(118.3)	(27.0)
Special termination benefit cost	—	29.5	—	1.5
Actuarial (gain) loss	2.8	(63.8)	61.2	(69.5)

Benefit obligation at end of year	775.9	788.9	362.4	410.5

Change in plan assets:
Fair value of plan assets at beginning of year	592.9	725.0	193.9	247.6
Actual return on plan assets	155.8	(94.7)	36.1	(34.9)
Divestiture	—	—	(70.2)	(20.2)
Employer contributions	50.8	97.3	14.2	23.8
Plan participants’ contributions	—	—	3.3	3.9
Benefits paid	(87.1)	(116.0)	(24.6)	(26.3)
Settlement benefits paid	(6.1)	(18.7)	—	—

Fair value of plan assets at end of year	706.3	592.9	152.7	193.9

Funded status	(69.6)	(196.0)	(209.7)	(216.6)
Unrecognized net actuarial loss	195.5	309.5	44.5	14.3
Unrecognized prior service cost (credit)	(4.6)	(7.2)	1.5	(1.5)
Unrecognized transition obligation	—	—	23.6	28.2

Prepaid (accrued) benefit cost	$121.3	$106.3	$(140.1)	$(175.6)

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amounts recognized in the Consolidated Balance Sheet consist of:

Prepaid benefit cost	$164.4	$169.1	$—	$—
Accrued benefit cost	(53.7)	(91.6)	(140.1)	(175.6)
Accumulated other comprehensive income (before tax)	10.6	28.8	—	—

Prepaid (accrued) benefit cost	$121.3	$106.3	$(140.1)	$(175.6)

      The accumulated benefit obligation for pension benefit plans was $720.2 million and $680.5 million at December 31, 2003 and 2002, respectively.

      Information for pension plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets as of December 31, 2003 and 2002 is as follows:

	December 31,

	2003	2002

Projected benefit obligation	$335.0	$368.8
Accumulated benefit obligation	279.2	260.3
Fair value of plan assets	225.5	169.9

      Net pension and other postretirement benefit expense for the years ended December 31, 2003, 2002 and 2001, consists of the following:

	Pension Benefits

	2003	2002	2001

	(Millions)
Components of net periodic pension expense:
Service cost	$25.5	$32.5	$30.8
Interest cost	52.7	59.3	60.9
Expected return on plan assets	(54.2)	(65.3)	(80.0)
Amortization of transition asset	—	—	(1.0)
Amortization of prior service credit	(2.5)	(1.6)	(1.4)
Recognized net actuarial loss	13.7	4.0	.8
Regulatory asset amortization (deferral)	3.9	(1.2)	1.2
Settlement/curtailment expense	.6	4.8	—
Special termination benefit cost	—	29.5	—

Net periodic pension expense	$39.7	$62.0	$11.3

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Postretirement Benefits

	2003	2002	2001

	(Millions)
Components of net periodic postretirement benefit expense (credit):
Service cost	$6.2	$7.1	$6.9
Interest cost	24.1	31.8	29.5
Expected return on plan assets	(13.0)	(18.9)	(22.6)
Amortization of transition obligation	2.7	4.1	4.1
Amortization of prior service cost	.6	.2	.1
Recognized net actuarial gain	—	—	(2.6)
Regulatory asset amortization	8.6	3.7	14.7
Settlement/ curtailment expense (credit)	(41.9)	13.5	—
Special termination benefit cost	—	1.5	—

Net periodic postretirement benefit expense (credit)	$(12.7)	$43.0	$30.1

      The $(41.9) million and $13.5 million settlement/ curtailment expense (credit) included in net periodic postretirement benefit expense in 2003 and 2002, respectively, is included in income (loss) from discontinued operations in the Consolidated Statement of Operations due to the settlement/ curtailment directly resulting from the sale of the operations included within discontinued operations.

      The weighted-average assumptions utilized to determine benefit obligations as of December 31, 2003 and 2002 are as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Discount rate	6.25%	7%	6.25%	7%
Rate of compensation increase	5	5	N/A	N/A

      The weighted-average assumptions utilized to determine net pension and other postretirement benefit expense for the years ended December 31, 2003, 2002 and 2001, are as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Discount rate	7%	7.5%	7.5%	7%	7.5%	7.5%
Expected return on plan assets	8.5	8.5	10	8.5	8.5	10
Expected return on plan assets (net of effective tax rate)	N/A	N/A	N/A	7	7	8.2
Rate of compensation increase	5	5	5	N/A	N/A	N/A

      The expected rate of return was determined by our Investment Committee by combining a review of the historical returns realized within the portfolio, the investment strategy included in the Plans’ Investment Policy Statements, and the capital market projections provided by our independent investment consultants for the asset classifications in which the portfolio is invested and the target weightings of each asset classification.

      The annual assumed rate of increase in the health care cost trend rate for 2004 is 11.8 percent, and systematically decreases to 5 percent by 2015.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The nonpension postretirement benefit plans which we sponsor provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost-sharing that is consistent with our expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our health care plan for retirees includes prescription drug coverage. Management is evaluating the impact of the Act on the future obligations of the plan. In accordance with FASB Staff Position No. FAS 106-1, the provisions of the Act are not reflected in any measures of benefit obligations or other postretirement benefit expense in the financial statements or accompanying notes. Authoritative guidance on the accounting for a federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

      The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Point increase	Point decrease

	(Millions)
Effect on total of service and interest cost components	$5.1	$(4.1)
Effect on postretirement benefit obligation	50.9	(46.2)

      The amount of postretirement benefit costs deferred as a net regulatory asset at December 31, 2003 and 2002, is $24 million and $57.5 million, respectively, and is expected to be recovered through rates over approximately 8 years.

      Our pension plans’ weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets
	at
	December 31,

	2003	2002

Equity securities	82%	78%
Debt securities	13	16
Other	5	6

	100%	100%

      Included in equity securities are investments in commingled funds that invest entirely in equity securities and comprise 38 percent of the pension plans’ weighted-average assets at December 31, 2003 and 2002. Other assets are comprised primarily of cash and cash equivalents.

      Our investment strategy for the assets within the pension plans is to maximize investment returns with prudent levels of risk to meet current and projected financial requirements of the pension plans. These risks are evaluated, in part, from an asset-only standpoint as to investment allocation, investment style and manager selection. Additional risk perspectives are reviewed considering the allocation of assets and the structure of the plan liabilities and the combined effects on the plans. Our investment policy for the pension plan assets includes a target asset allocation. The target for equity securities is 84 percent and debt securities and other is 16 percent at December 31, 2003.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our other postretirement benefits plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets
	at
	December 31,

	2003	2002

Equity securities	74%	69%
Debt securities	14	19
Other	12	12

	100%	100%

      Included in equity securities are investments in commingled funds that invest entirely in equity securities and comprise 22 percent and 17 percent of the other postretirement benefit plans’ weighted-average assets at December 31, 2003 and 2002, respectively. Other assets are comprised primarily of cash and cash equivalents, and insurance contracts assets.

      Our investment strategy for the assets within the other postretirement benefit plans is to maximize investment returns with prudent levels of risk in a tax efficient manner to meet current and projected financial requirements of the other postretirement benefit plans. These risks are evaluated, in part, from an asset-only standpoint as to investment allocation, investment style and manager selection. Additional risk perspectives are reviewed considering the allocation of assets and the structure of the plan liabilities and the combined effects on the plans. Our investment policy for the other postretirement benefit plan assets includes a target asset allocation. The target for equity securities is 80 percent and debt securities and other is 20 percent at December 31, 2003.

      We expect to contribute approximately $60 million to our pension plans and approximately $15 million to our other postretirement benefit plans in 2004.

      We maintain defined-contribution plans. Costs related to continuing operations of $18 million, $39 million and $24 million were recognized for these plans in 2003, 2002 and 2001, respectively. In 2002, these costs included the cost related to additional contributions to an employee stock ownership plan resulting from the retirement of related external debt.

Note 8.	Inventories

      Inventories at December 31, 2003 and 2002, are as follows:

	2003	2002

	(Millions)
Raw materials:
Crude oil	$2.1	$3.8
Finished goods:
Refined products	8.0	47.7
Natural gas liquids	40.6	102.9

	48.6	150.6

Materials and supplies	62.6	88.3
Natural gas in underground storage	132.5	125.4

	$245.8	$368.1

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective January 1, 2003, we adopted EITF 02-3 (see Note 1). As a result, we reduced the recorded value of natural gas in underground storage by $37.0 million, refined products by $2.9 million and natural gas liquids by $1.0 million. Prior to the adoption of EITF 02-3, we reported inventories related to energy risk management and trading activities at fair value. Subsequent to the adoption, these inventories are reported using the average-cost method.

      As of December 31, 2003 less than one percent of inventories were stated at fair value compared with 52 percent at December 31, 2002. Inventories, primarily related to energy risk management and trading activities, stated at fair value at December 31, 2002, included refined products of $23.1 million, natural gas in underground storage of $76.2 million, and natural gas liquids of $90.7 million. Inventories determined using the LIFO cost method were approximately ten percent and seven percent of inventories at December 31, 2003 and 2002, respectively. The remaining inventories were primarily determined using the average-cost method.

      Lower-of-cost or market reductions of approximately $1.1 million and $18.2 million were recognized in 2003 and 2002, respectively, related to certain power-related inventories primarily included in materials and supplies.

Note 9.	Property, plant and equipment

      Property, plant and equipment at December 31, 2003 and 2002, is as follows:

	2003	2002

	(Millions)
Cost:
Power	$190.7	$420.9
Gas Pipeline	7,306.1	6,884.7
Exploration & Production	3,235.7	3,174.1
Midstream Gas & Liquids	5,122.8	4,890.8
Other	250.2	319.2

	16,105.5	15,689.7
Accumulated depreciation, depletion and amortization	(4,026.4)	(3,663.7)

	$12,079.1	$12,026.0

      Depreciation, depletion and amortization expense for property, plant and equipment was $669.4 million in 2003, $657.6 million in 2002 and $521.5 million in 2001.

      Gross property, plant and equipment includes approximately $677 million at December 31, 2003 and $984 million at December 31, 2002 of construction in progress which is not yet subject to depreciation. In addition, property of Exploration & Production includes approximately $675 million at December 31, 2003 and $774 million at December 31, 2002 of capitalized costs from the Barrett acquisition related to properties with probable reserves not yet subject to depletion.

      Commitments for construction and acquisition of property, plant and equipment are approximately $60 million at December 31, 2003.

      Net property, plant and equipment includes approximately $1.2 billion at December 31, 2003 and 2002, related to amounts in excess of the original cost of the regulated facilities within Gas Pipeline as a result of our prior acquisitions. This amount is being amortized over the estimated remaining useful lives of these assets at the date of acquisition. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003 (see Note 1). As a result, we recorded a liability of $33.4 million representing the present value of expected future asset retirement obligations at January 1, 2003. The asset retirement obligation at December 31, 2003 is $38.7 million (see Note 1).

Note 10.	Accounts payable and accrued liabilities

      Under our cash-management system, certain subsidiaries’ cash accounts reflect credit balances to the extent checks written have not been presented for payment. Accounts payable includes approximately $27 million of these credit balances at December 31, 2003 and $57 million at December 31, 2002.

      Accrued liabilities at December 31, 2003 and 2002, are as follows:

	2003	2002

	(Millions)
Interest	$261.2	$301.2
Employee costs	153.9	179.0
Taxes other than income taxes	101.2	99.7
Net lease obligation	65.3	58.5
Guarantees and payment obligations related to WilTel	46.1	47.7
Deposits received from customers relating to energy risk management and trading and hedging activities	25.8	141.2
Income taxes	6.2	63.3
Accrued liabilities related to the RMT note payable	—	237.0
Other	290.5	278.8

	$950.2	$1,406.4

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Debt, leases and banking arrangements

Notes payable and long-term debt

      Notes payable and long-term debt at December 31, 2003 and 2002, are as follows:

	Weighted-
	Average	December 31,
	Interest
	Rate(1)	2003	2002

		(Millions)
Secured notes payable	6.57%	$3.3	$996.3

Long-term debt:
Secured long-term debt
Revolving credit loans		$—	$81.0
Debentures		—	28.7
Notes, 6.62%-9.45%, payable through 2016	8.0%	243.7	256.8
Notes, adjustable rate, payable through 2016	4.4%	603.7	5.2
Other, payable 2003	—	—	20.9
Unsecured long-term debt
Debentures, 5.5%-10.25%, payable through 2033	7.0%	1,645.2	1,449.0
Notes, 6.125%-9.25%, payable through 2032(2)	7.7%	9,404.3	9,349.9
Notes, adjustable rate	—	—	669.9
Other, payable through 2005	4.3%	79.3	158.1
Capital leases	—	—	139.9

Total long-term debt, including current		11,976.2	12,159.4
Current portion of long-term debt		(936.4)	(1,082.7)

Total long-term debt		$11,039.8	$11,076.7

(1)	At December 31, 2003

(2)	Includes $1.1 billion of 6.5% notes payable 2007, subject to remarketing in 2004, discussed below.

      Notes payable at December 31, 2002, included a $921.8 million secured note (the RMT note payable), which was repaid in May 2003 with proceeds from asset sales and from a new $500 million long-term debt obligation (described below under “Issuances and Retirements”).

      Long-term debt includes $1.1 billion of 6.5 percent notes, payable in 2007, that are subject to remarketing in 2004. These FELINE PACS include equity forward contracts which require the holder to purchase shares of our common stock in 2005. If the 2004 remarketing is unsuccessful and a second remarketing in February 2005 is unsuccessful, we could exercise our right to foreclose on the notes in order to satisfy the obligation of the holders of the equity forward contracts requiring the holder to purchase our common stock (see Note 13). This would be a non-cash transaction.

      In September 2003, our Board of Directors authorized us to retire or otherwise prepay up to $1.8 billion of debt, including $1.4 billion designated for our senior, unsecured 9.25 percent notes due March 15, 2004. On October 8, 2003, we announced a cash tender offer for any and all of our $1.4 billion senior, unsecured 9.25 percent notes as well as cash tender offers and consent solicitations for approximately $241 million of other outstanding notes and debentures. As of the November 6, 2003, tender offer expiration date, we had accepted $721 million of the senior, unsecured 9.25 percent notes for purchase. Additionally, we received

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tenders of notes and deliveries of related consents from holders of $230 million of the other notes and debentures. In conjunction with the tendered notes and related consents, we paid premiums of approximately $58 million. The premiums, as well as related fees and expenses, together totaling $66.8 million, were recorded in fourth-quarter 2003 as a pre-tax charge to earnings.

      We are required by certain foreign lenders to ensure that the interest rates received by them under various loan agreements are not reduced by taxes by providing for the reimbursement of any domestic taxes required to be paid by the foreign lender. The maximum potential amount of future payments under these indemnifications is based on the related borrowings, generally continue indefinitely unless limited by the underlying tax regulations, and have no carrying value. We have never been called upon to perform under these indemnifications.

Revolving credit and letter of credit facilities

      On June 6, 2003, we entered into a two-year $800 million revolving and letter of credit facility, primarily for the purpose of issuing letters of credit. Northwest Pipeline and Transco also have access to all unborrowed amounts under the facility. The facility must be secured by cash and/or acceptable government securities with a market value of at least 105 percent of the then outstanding aggregate amount available for drawing under all letters of credit, plus the aggregate amount of all loans then outstanding. The restricted cash and investments used as collateral are classified on our balance sheet as current or non-current based on the expected ultimate termination date of the underlying debt or letters of credit. The new credit facility replaced a $1.1 billion credit line entered into in July 2002 that was comprised of a $700 million revolving credit facility and a $400 million letter of credit facility secured by substantially all of our Midstream assets. The lenders released these assets as collateral upon termination of the old credit facilities, and they were not pledged in support of the new facility. The interest rate on the new facility is variable at the London InterBank Offered Rate (LIBOR) plus .75 percent, or 1.87 percent at December 31, 2003. As of December 31, 2003, letters of credit totaling $353 million have been issued by the participating financial institutions under this facility and remain outstanding. No revolving credit loans were outstanding. At December 31, 2003, the amount of restricted investments securing this facility was $381 million, which collateralized the facility at approximately 108 percent.

Issuances and retirements

      On May 28, 2003, we issued $300 million of 5.5 percent junior subordinated convertible debentures due 2033. These notes, which are callable after seven years, are convertible at the option of the holder into our common stock at a conversion price of approximately $10.89 per share. The proceeds were used to redeem all of the outstanding 9.875 percent cumulative-convertible preferred shares (see Note 13).

      On May 30, 2003, our Exploration & Production subsidiary entered into a $500 million secured note due May 30, 2007, at a floating interest rate of LIBOR plus 3.75 percent (totaling 4.92 percent at December 31, 2003). This loan refinances a portion of the RMT note discussed above. Certain of our Exploration & Production interests in the U.S. Rocky Mountains had secured the RMT note payable and now serve as security on the current loan. Significant covenants on the borrower, RMT and its parent Williams Production Holdings LLC (Holdings), include:

•	interest coverage ratio computed on a consolidated RMT basis of greater than 3 to 1;

•	ratio of the present value of future cash flows of proved reserves, discounted at ten percent, based on the most recent engineering report to total senior secured debt, computed on a consolidated RMT basis, of greater than 1.75 to 1;

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	limitation on restricted payments; and

•	limitation on intercompany indebtedness.

On February 25, 2004, this loan facility was amended. The maturity date was extended to May 30, 2008, and the interest rate was lowered to LIBOR plus 2.5 percent.

      On June 10, 2003, we issued $800 million of 8.625 percent senior unsecured notes due 2010. The notes were issued under our $3 billion shelf registration statement. Significant covenants include:

•	limitation on certain payments, including a limitation on the payment of quarterly dividends to no greater than $.02 per common share;

•	limitation on asset sales, unless the consideration is at least equal to fair market value and at least 75 percent of the consideration received is in the form of cash or cash equivalents;

•	limitation on the use of proceeds from permitted asset sales;

•	limitation on transactions with affiliates; and

•	limitation on additional indebtedness and issuance of preferred stock unless the Fixed Charge Coverage Ratio for our most recently ended four full fiscal quarters is at least 2 to 1, determined on a proforma basis.

While we do not expect to exceed the fixed charge covenant ratio until the end of 2005, the covenant includes a provision that allows us to refinance our existing revolver and letter of credit facility. These restrictions may be lifted if certain conditions, including our attaining an investment grade rating from both Moody’s Investors Service and Standard and Poor’s are met.

      A summary of significant issuances and retirements of long-term debt, including capital leases, as well as the items listed above, for the year ended December 31, 2003, is as follows:

		Principal
Issue/Terms	Due Date	Amount

		(Millions)
Issuances of long-term debt in 2003:
8.125% senior notes (Northwest Pipeline)	2010	$175.0
RMT term B loan (Exploration & Production)	2007	500.0
5.5% junior subordinated convertible debentures	2033	300.0
8.625% senior unsecured notes	2010	800.0
1.97% Midstream Venezuela Project Financing — SACE	2016	105.0
6.62% Midstream Venezuela Project Financing — OPIC	2016	125.0
Retirements/prepayments of long-term debt in 2003:
Preferred interests	2003-2006	$302.5
Various capital leases	2005	139.8
Various notes, 6.125%-9.45%	2003-2004	247.4
Various notes, adjustable rate	2003-2004	531.2
Various debentures	2003	7.5
Debt tender offers/consent solicitations accepted for purchase	2003-2022	951.4

      Terms of certain of our subsidiaries’ borrowing arrangements with lenders limit the transfer of funds to the corporate parent. At December 31, 2003, approximately $105 million of net assets of consolidated subsidiaries was restricted. Of this amount, $91 million is reported as restricted cash on our Consolidated

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet. In addition, certain equity method investees’ borrowing arrangements and foreign government regulations limit the amount of dividends or distributions to the corporate parent. Restricted net assets of equity method investees was approximately $86 million at December 31, 2003.

      Aggregate minimum maturities of long-term debt for each of the next five years are as follows:

(Millions)

2004	$933.4
2005	246.8
2006	971.7
2007	2,019.6
2008	384.9

      As noted above, the FELINE PACS are subject to remarketing in 2004. If the 2004 remarketing is unsuccessful, a second remarketing will occur in February of 2005. If this attempt at remarketing is unsuccessful, we could exercise our right to foreclose on the notes in order to satisfy the obligation of the holders of the equity forward contracts requiring the holder to purchase our common stock (see Note 13). This would be a non-cash transaction. Otherwise, the notes are not subject to early retirement.

      Cash payments for interest (net of amounts capitalized) and other fees recorded as interest expense were as follows: 2003 — $1.3 billion; 2002 — $856 million; and 2001 — $548 million.

Leases-lessee

      Future minimum annual rentals under noncancelable operating leases as of December 31, 2003, are payable as follows:

(Millions)

2004	$41.8
2005	36.3
2006	25.8
2007	20.1
2008	19.4
Thereafter	54.9

Total	$198.3

      Total rent expense was $110 million in 2003, $93 million in 2002, and $89 million in 2001. In 2003, sublease income from third parties was $16.5 million.

      In July 2002, we amended the terms of an operating lease with a special-purpose entity owned by third parties through which we leased offshore oil and gas pipelines and an onshore gas processing plant. The amended terms caused the lease to be reclassified as a capital lease. The capital lease obligation, which was $139.9 million at December 31, 2002, was paid off in second-quarter 2003.

Note 12.	Preferred interests in consolidated subsidiaries

      Prior to 2003, we transferred certain of our assets into newly created consolidated entities and then sold a non-controlling preferred interest in those entities to outside investors. The outside investors in three of the entities were unconsolidated special purpose entities formed solely for the purpose of purchasing the preferred ownership interest in the respective entity. The special purpose entities were capitalized with no less than three-percent equity from an independent third party. The outside investor in the fourth entity was not a

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

special purpose entity. In each case, the outside investor was entitled to priority distributions from the consolidated entity. The assets and liabilities of these entities are included in the Consolidated Balance Sheet, with the obligations to the outside investors reflected as debt. In 2002 and 2003, we paid the remaining obligations to the outside investors in these entities, as further described below.

Snow Goose Associates, L.L.C.

      In December 2000, we formed two separate legal entities, Snow Goose Associates, L.L.C. (Snow Goose) and Arctic Fox Assets, L.L.C. (Arctic Fox) for the purpose of generating funds to invest in certain Canadian energy-related assets. An outside investor contributed $560 million in exchange for the non-controlling preferred interest in Snow Goose. The investor in Snow Goose was entitled to quarterly priority distributions, representing an adjustable rate structure. The initial priority return period was scheduled to expire in December 2005.

      During first-quarter 2002, the terms of the priority return were amended. Significant terms of the amendment included elimination of covenants regarding our credit ratings, modifications of certain Canadian interest coverage covenants and a requirement to amortize the outside investor’s preferred interest with equal principal payments due each quarter and the final payment in April 2003. In addition, we provided a financial guarantee of the Arctic Fox note payable to Snow Goose which, in turn, is the source of the priority returns. Based on the terms of the amendment, the remaining balance due of $224 million was classified as long-term debt due within one year on our Consolidated Balance Sheet at December 31, 2002. Priority returns prior to this amendment are included in preferred returns and minority interest in income of consolidated subsidiaries on the Consolidated Statement of Operations. Subsequent priority return payments are included in interest accrued on the Consolidated Statement of Operations.

      In April 2003, we purchased the remaining outside investors’ interest in Snow Goose.

Piceance Production Holdings LLC

      In December 2001, we formed Piceance Production Holdings LLC (Piceance) and Rulison Production Company LLC (Rulison) in a series of transactions that resulted in the sale of a non-controlling preferred interest in Piceance to an outside investor for $100 million. We used the proceeds of the sale for general corporate purposes. The assets of Piceance included fixed-price overriding royalty interests in certain oil and gas properties owned by a subsidiary of ours as well as a $135 million note from Rulison. The outside investor was entitled to quarterly priority distributions beginning in January 2002, based upon an adjustable rate structure in addition to participation in a portion of the operating results of Piceance. At December 31, 2002, the obligation to the outside investor was $78.5 million and in May 2003, we purchased the remaining outside investors’ interest in Piceance.

Castle Associates L.P.

      In December 1998, we formed Castle Associates L.P. (Castle) through a series of transactions that resulted in the sale of a non-controlling preferred interest in Castle to an outside investor for $200 million. We used the proceeds of the sale for general corporate purposes. The outside investor was entitled to quarterly priority distributions based upon an adjustable rate structure, in addition to a portion of the participation in the operating results of Castle. We purchased the outside investors’ interest in December 2002.

Williams Risk Holdings L.L.C.

      During 1998, we formed Williams Risk Holdings L.L.C. (Holdings) in a series of transactions that resulted in the sale of a non-controlling preferred interest in Holdings to an outside investor for $135 million. we used the proceeds from the sale for general corporate purposes. The outside investor in Holdings was not a

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

special purpose entity. The outside investor was entitled to monthly preferred distributions based upon an adjustable rate structure, in addition to participation in a portion of the operating results of Holdings. The initial priority return structure of Holdings was scheduled to expire in September 2003. In July 2002, following the downgrade of our senior unsecured rating we purchased the outside investor’s ownership interest.

Note 13.	Stockholders’ equity

      Concurrent with the sale of Kern River to MidAmerican Energy Holdings Company (MEHC) on March 27, 2002, we issued approximately 1.5 million shares of 9.875 percent cumulative convertible preferred stock to MEHC for $275 million. The terms of the preferred stock allowed the holder to convert, at any time, one share of preferred stock into 10 shares of our common stock at $18.75 per share. The preferred shares carried no voting rights and had a liquidation preference equal to the stated value of $187.50 per share plus any dividends accumulated and unpaid. Dividends on the preferred stock were payable quarterly. At the time the preferred stock was issued, the conversion price was less than the market price of our common stock and thus deemed beneficial to the purchaser. The benefit was recorded as a noncash dividend of $69.4 million, which was a reduction to our retained earnings with an offsetting amount recorded as an increase to capital in excess of par value.

      On June 10, 2003, we redeemed all of the outstanding 9.875 percent cumulative-convertible preferred shares for approximately $289 million, plus $5.3 million for accrued dividends. The $13.8 million payments in excess of carrying value of the shares was also recorded as a dividend. These shares were repurchased with proceeds from a private placement of 5.5 percent junior subordinated convertible debentures due 2033 (see Note 11).

      In January 2002, we issued $1.1 billion of 6.5 percent notes payable in 2007 which are subject to remarketing in 2004. Each note was bundled with an equity forward contract (together, the FELINE PACS units) and sold in a public offering for $25 per unit. The equity forward contract requires the holder of each note to purchase one share of our common stock for $25 three years from issuance of the contract, provided that the average price of our common stock does not exceed $41.25 per share for the 20 trading day period prior to settlement. If the average price over that period exceeds $41.25 per share, the number of shares issued in exchange for $25 will be equal to one share multiplied by the quotient of $41.25 divided by the average price over that period. For example, if the average price at settlement is $45 per share, the holder will be required to purchase ..9166 of a share for $25. The holder of the equity forward contract can settle the contract early in the event we are involved in a merger in which at least 30 percent of the proceeds received by our shareholders is cash. In this event, the holder will be entitled to pay the purchase price and receive the kind and amount of securities they would have received had they settled the equity forward contract immediately prior to the acquisition. In addition to the 6.5 percent interest payment on the notes, we also make a 2.5 percent annual contract adjustment payment for the term of the equity forward contract. The present value of the total of the contract adjustment payments at the date the FELINE PACS were issued was $76.7 million and was recorded as a liability and a reduction to capital in excess of par at that time. A periodic charge is recognized in income to increase the value of the related liability as the date of the common stock issuance approaches.

      We maintain a Stockholder Rights Plan under which each outstanding share of our common stock has one-third of a preferred stock purchase right attached. Under certain conditions, each right may be exercised to purchase, at an exercise price of $140 (subject to adjustment), one two-hundredth of a share of Series A Junior Participating Preferred Stock. The rights may be exercised only if an Acquiring Person acquires (or obtains the right to acquire) 15 percent or more of our common stock; or commences an offer for 15 percent or more of our common stock; or the Board of Directors determines an Adverse Person has become the owner of a substantial amount of our common stock. The rights, which until exercised do not have voting rights, expire in 2006 and may be redeemed at a price of $.01 per right prior to their expiration, or within a specified period of time after the occurrence of certain events. In the event a person becomes the owner of more than

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15 percent of our common stock or the Board of Directors determines that a person is an Adverse Person, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, our common stock having a value equal to two times the exercise price of the right. In the event we are engaged in a merger, business combination or 50 percent or more of our assets, cash flow or earnings power is sold or transferred, each holder of a right (except an Acquiring Person or an Adverse Person) shall have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right.

Note 14.	Stock-based compensation

Plan information

      On May 16, 2002, our stockholders approved The Williams Companies, Inc. 2002 Incentive Plan (the “Plan”). The Plan provides for common-stock-based awards to both employees and non-management directors. Upon approval by the stockholders, all prior stock plans were terminated resulting in no further grants being made from those plans. However, options outstanding in those prior plans remain in those plans with their respective terms and provisions.

      The Plan permits the granting of various types of awards including, but not limited to, stock options, restricted stock and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. At December 31, 2003, 56.2 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 28.3 million shares were available for future grants (14.8 million at December 31, 2002).

Loans

      Several of our prior stock plans allowed us to loan money to participants to exercise stock options using stock certificates as collateral. Effective November 14, 2001, we no longer issue loans under the stock option loan programs. Loan holders were offered a one-time opportunity in January 2002 to refinance outstanding loans at a market rate of interest commensurate with the borrower’s credit standing. The refinancing was in the form of a full recourse note, with interest payable annually in cash and a loan maturity date of December 31, 2005. We continue to hold the collateral shares and may review the borrower’s financial position at any time. The variable rate of interest on the loans was determined at the signing of the promissory note to be 1.75 percent plus the current three-month London Interbank Offered Rate (LIBOR). The rate is subject to change every three months beginning with the first three-month anniversary of the note. The amount of loans outstanding at December 31, 2003 and 2002, totaled approximately $28 million (net of a $5 million allowance) and $30.3 million (net of a $5 million allowance), respectively.

Deferred shares

      We granted deferred shares of approximately 158,000 in 2003, 2,738,000 in 2002 and 1,423,000 in 2001. Deferred shares are valued at the date of award, and the weighted-average grant date fair value of the shares granted was $4.68 in 2003, $12.26 in 2002 and $40.84 in 2001. We recognized approximately $30 million, $31 million and $22 million of expense for deferred shares, net of the reduction of expense from forfeited shares, in 2003, 2002 and 2001, respectively. Expense related to deferred shares granted is recognized in the performance year or over the vesting period, depending on the terms of the awards. The reduction of expense related to the deferred shares forfeited is recognized in the year of the forfeiture. We issued approximately 1,329,000 in 2003, 499,000 in 2002 and 260,000 in 2001, of the deferred shares previously granted.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options

      The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable after three years from the date of grant and generally expire ten years after grant.

      On May 15, 2003, our shareholders approved a stock option exchange program. Under this program, eligible employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price to be determined at the grant date of the new options. Surrendered options were cancelled June 26, 2003, and replacement options were granted on December 29, 2003. We did not recognize any expense pursuant to the stock option exchange. However, for purposes of pro forma disclosures, we recognized additional expense related to these new options. The remaining expense on the cancelled options will be amortized through year-end 2004.

      The following summary reflects stock option activity for our common stock and related information for 2003, 2002 and 2001:

	2003			2002		2001

			Weighted-		Weighted-		Weighted-
			Average		Average		Average
			Exercise		Exercise		Exercise
	Options		Price	Options	Price	Options	Price

	(Millions)			(Millions)		(Millions)
Outstanding — beginning of year	38.8		$19.85	25.6	$28.23	23.1	$28.63
Granted	4.1	*	9.76	15.8	6.64	4.8	37.45
Exercised	(.2)		5.86	(.5)	11.77	(3.3)	18.47
Barrett option conversions	—		—	—	—	2.0	21.57
Adjustment for WilTel spinoff(1)	—		—	—	—	2.1	—
Canceled	(17.0	)**	25.60	(2.1)	26.31	(3.1)	32.35

Outstanding — end of year	25.7		$14.63	38.8	$19.85	25.6	$28.23

Exercisable — end of year	12.3		$24.23	21.7	$27.42	20.0	$26.41

*	Includes 3.9 million shares that were granted December 29, 2003, under the stock option exchange program, described above.

**	Includes 10.4 million shares that were cancelled on June 26, 2003 under the stock option exchange program, described above.

(1)	Effective with the spinoff of WilTel on April 23, 2001, the number and exercise price of unexercised stock options were adjusted to preserve the intrinsic value of the stock options that existed prior to the spinoff.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summary provides information about options for our common stock that are outstanding and exercisable at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

	(Millions)			(Millions)
$1.35 to $5.40	10.0	$2.82	8.7 years	1.2	$4.28
$6.96 to $9.70	.8	8.68	1.1 years	.8	8.68
$10.00 to $12.22	4.5	10.21	5.2 years	.7	11.40
$12.59 to $31.56	5.8	20.39	3.4 years	5.2	20.86
$33.51 to $42.52	4.6	37.74	3.8 years	4.4	37.87

Total	25.7	$14.63	5.8 years	12.3	$24.23

      The estimated fair value at date of grant of options for our common stock granted in 2003, 2002 and 2001, using the Black-Scholes option pricing model, is as follows:

	2003*	2002	2001

Weighted-average grant date fair value of options for our common stock granted during the year	$2.95	$2.77	$10.93

Assumptions:
Dividend yield	1%	1%	1.9%
Volatility	50%	56%	35%
Risk-free interest rate	3.1%	3.6%	4.8%
Expected life (years)	5.0	5.0	5.0

*	The 2003 weighted average fair value and assumptions do not reflect options that were granted December 29, 2003, as part of the stock option exchange program which is described above. The fair value of these options is $1.58, which is the difference in the fair value of the new options granted and the fair value of the exchanged options. The assumptions used in the fair value calculation of the new options granted were: 1) dividend yield of .40 percent; 2) volatility of 50 percent; 3) weighted average expected remaining life of 3.4 years; and 4) weighted average risk free interest rate of 1.99 percent.

      Pro forma net income (loss) and earnings per share, assuming we had applied the fair-value method of SFAS No. 123, “Accounting for Stock-Based Compensation” in measuring compensation cost beginning with 1997 employee stock-based awards is disclosed under Employee stock-based awards in Note 1.

Note 15.	Financial instruments, derivatives, guarantees and concentration of credit risk

Financial instruments fair value

     Fair-value methods

      We used the following methods and assumptions in estimating our fair-value disclosures for financial instruments:

      Cash and Cash Equivalents and Restricted Cash: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Notes and Other Non-current Receivables, Margin Deposits and Deposits Received from Customers Relating to Energy Trading and Hedging Activities: The carrying amounts reported in the balance sheet approximate fair value as these instruments have interest rates approximating market or maturities of less than three years.

      Restricted Investments and Marketable Equity Securities: The restricted investments consist of short-term U.S. Treasury securities. Fair value is determined using indicative year-end traded prices.

      Advances to Affiliates: The 2003 carrying amounts reported in the balance sheet approximate fair value as these instruments were written down to estimated fair value based on terms of a recapitalization plan (see Note 3). The 2002 carrying amounts, reported in the balance sheet in Investments approximate fair value as these instruments have interest rates approximating market.

      Notes Payable: Fair value of the RMT note payable in 2002 was determined using the expertise of outside investment banking firms. The carrying amounts of other notes payable approximate fair value due to the short-term maturity of these instruments.

      Long-Term Debt: The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. Private debt is valued based on the prices of similar securities with similar terms and credit ratings. At December 31, 2003 and 2002, 77 percent and 76 percent, respectively, of our long-term debt was publicly traded. We used the expertise of outside investment banking firms to assist with the estimate of the fair value of long-term debt.

      Energy Derivatives: Energy derivatives include:

•	futures contracts,

•	forward purchase and sale contracts,

•	swap agreements,

•	option contracts,

•	interest-rate swap agreements and futures contracts, and

•	credit default swaps.

      Fair value of energy derivatives is determined based on the nature of the transaction and the market in which transactions are executed. Most of these transactions are executed in exchange-traded or over-the-counter markets for which quoted prices in active periods exist. For contracts with lives exceeding the time period for which quoted prices are available, we determined fair value by estimating commodity prices during the illiquid periods. We estimated commodity prices during illiquid periods by incorporating information obtained from commodity prices in actively quoted markets, prices reflected in current transactions and market fundamental analysis.

      Foreign Currency Derivatives: Fair value is determined by discounting estimated future cash flows using forward foreign exchange rates derived from the year-end forward exchange curve. Fair value was calculated by the financial institution that is counterparty to the agreement.

      Interest-Rate Swaps: Fair value is determined by discounting estimated future cash flows using forward-interest rates derived from the year-end yield curve. The financial institutions that are the counterparties to the swaps calculated the fair value.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Carrying Amounts and Fair Values of Our Financial Instruments

	2003		2002

	Carrying	Fair	Carrying	Fair
Asset (Liability)	Amount	Value	Amount	Value

	(Millions)
Cash and cash equivalents	$2,315.7	$2,315.7	$1,650.4	$1,650.4
Restricted cash (current and noncurrent)	206.9	206.9	290.9	290.9
Notes and other noncurrent receivables	140.0	140.0	164.9	164.9
Investments:
Cost based investments	112.7	(a )	163.9	(a )
Restricted investments (current and noncurrent)	381.3	381.3	—	—
Marketable equity securities	—	—	13.7	13.7
Advances to affiliates	117.2	117.2	100.9	100.9
Notes payable	(3.3)	(3.3)	(996.3)	(1,063.1)
Long-term debt, including current portion	(11,976.2)	(12,282.7)	(12,019.6)	(8,508.4)
Margin deposits	553.9	553.9	804.8	804.8
Deposits received from customers relating to energy risk management and trading and hedging activities	(25.8)	(25.8)	(141.2)	(141.2)
Guarantees	46.8	(b )	65.7	(b )
Energy derivatives:
Energy trading and non-trading derivatives	845.9	845.9	465.9	465.9
Energy commodity cash flow and fair-value hedges	(296.4)	(296.4)	49.3	49.3
Foreign currency derivatives	(55.2)	(55.2)	24.0	24.0
Interest-rate swaps	(20.2)	(20.2)	(27.9)	(27.9)

(a)	These investments are primarily in non-publicly traded companies for which it is not practicable to estimate fair value.

(b)	It is not practicable to estimate the fair value of these financial instruments because of their unusual nature and unique characteristics.

Energy derivatives

Energy trading and non-trading derivatives

      We have energy trading and non-trading derivatives that have not been designated as or do not qualify as SFAS No. 133 hedges. As such, the net change in their fair value is recognized in earnings. Our Power segment has trading derivatives that provide risk management services to our third-party customers and non-trading derivatives that hedge or could possibly hedge our long-term structured contract positions on an economic basis. In addition, our Exploration & Production segment enters into natural gas basis swap agreements and the Alaska operations (within discontinued operations) enters into crude oil and refined product contracts.

      We also hold significant non-derivative energy-related contracts in our Power trading and non-trading portfolios. These have not been included in the financial instruments table above because they do not qualify as financial instruments. See Note 1 regarding Energy commodity risk management and trading activities and revenues for further discussion of the non-derivative energy-related contracts.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Power segment

      Futures Contracts: Futures contracts are commitments to either purchase or sell a commodity at a future date for a specified price and are generally settled in cash, but may be settled through delivery of the underlying commodity. Exchange-traded or over-the-counter markets providing quoted prices in active periods are available. Where quoted prices are not available, other market indicators exist for the futures contracts we enter into. The fair value of these contracts is based on quoted prices.

      Swap Agreements and Forward Purchase and Sale Contracts: Swap agreements require us to make payments to (or receive payments from) counterparties based upon the differential between a fixed and variable price or variable prices of energy commodities for different locations. Forward contracts which involve physical delivery of energy commodities contain both fixed and variable pricing terms. Swap agreements and forward contracts are valued based on prices of the underlying energy commodities over the contract life and contractual or notional volumes with the resulting expected future cash flows discounted to a present value using a risk-free market interest rate.

      Options: Physical and financial option contracts give the buyer the right to exercise the option and receive the difference between a predetermined strike price and a market price at the date of exercise. These contracts are valued based on option pricing models considering prices of the underlying energy commodities over the contract life, volatility of the commodity prices, contractual volumes, estimated volumes under option and other arrangements and a risk-free market interest rate.

      Interest-Rate and Credit Derivatives: Interest-rate swap and futures agreements, including those with the parent, are used to manage the interest rate risk in Power’s energy trading and non-trading portfolio. Under swap agreements, Power pays a fixed rate and receives a variable rate on the notional amount of the agreements. Financial futures contracts are commitments to either purchase or sell a financial instrument, such as a Eurodollar deposit, U.S. Treasury bond or U.S. Treasury note, at a future date for a specified price. These are generally settled in cash, but may be settled through delivery of the underlying instrument. The fair value of these contracts is determined by discounting estimated future cash flows using forward interest rates derived from interest rate yield curves. Credit default swaps are used to manage counterparty credit exposure in the energy trading and non-trading portfolio. Under these agreements, Power pays a fixed rate premium for a notional amount of risk coverage associated with certain credit events. The covered credit events are bankruptcy, obligation acceleration, failure to pay and restructuring. The fair value of these agreements is based on current pricing received from the counterparties.

      The valuation of all the contracts discussed above also considers factors such as the liquidity of the market in which the contract is transacted, uncertainty regarding the ability to liquidate the position considering market factors applicable at the date of such valuation and risk of non-performance and credit considerations of the counterparty. For contracts or transactions that extend into periods for which actively quoted prices are not available, we estimate energy commodity prices in the illiquid periods by incorporating information obtained from commodity prices in actively quoted markets, prices reflected in current transactions and market fundamental analysis.

Exploration & Production segment

      Our operations associated with the production of natural gas enter into basis swap agreements fixing the price differential between the Rocky Mountain natural gas prices and Gulf Coast natural gas prices as part of their overall natural gas price risk management program to reduce risk of declining natural gas prices in basins with limited pipeline capacity to other markets. Certain of these basis swaps do not qualify for hedge accounting treatment under SFAS No. 133; hence, the net change in fair value of these derivatives representing unrealized gains and losses is recognized in earnings currently as revenues in the Consolidated Statement of Operations.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations

      During 2002 and early 2003, our operations associated with crude oil refining and refined products marketing in the Midsouth entered into derivative transactions (primarily forward contracts, futures contracts, swap agreements and option contracts) which were not designated as hedges. The forward contracts were for the procurement of crude oil and refined products supply for operational purposes, while the other derivatives manage certain risks associated with market fluctuations in crude oil and refined product prices related to refined products marketing. The net change in fair value of these derivatives, representing unrealized gains and losses, was recognized in earnings currently as revenues or costs and operating expenses in the Consolidated Statement of Operations. As a result of the completion of the sale of the Midsouth refinery during first-quarter 2003, these derivatives were discontinued.

Energy commodity cash flow hedges

      We are also exposed to market risk from changes in energy commodity prices within other areas of our operations. We utilize derivatives to manage our exposure to the variability in expected future cash flows attributable to commodity price risk associated with forecasted purchases and sales of natural gas, refined products and crude oil. These derivatives have been designated as cash flow hedges.

      We produce, buy and sell natural gas and crude oil at different locations throughout the United States. To reduce exposure to a decrease in revenues or an increase in costs from fluctuations in natural gas and crude oil market prices, we enter into natural gas and crude oil futures contracts and swap agreements to fix the price of anticipated sales and purchases of natural gas and sales of crude oil. During 2003, we discontinued hedge accounting for anticipated sales of crude oil due to the sale of those producing properties.

      Our refinery operations purchase crude oil for processing and sell the refined products. These operations are exposed to increasing costs of crude oil and/or decreasing refined product sales prices due to changes in market prices. We enter into crude oil and refined products futures contracts and swap agreements to lock in the prices of anticipated purchases of crude oil and sales of refined products. During 2002, these derivatives were accounted for as cash flow hedges. Hedge accounting was discontinued during 2002 for forecasted transactions no longer probable of occurring because of the anticipated sales of the refineries (see Note 2).

      Our electric generation facilities utilize natural gas in the production of electricity. To reduce the exposure to increasing costs of natural gas due to changes in market prices, we enter into natural gas futures contracts and swap agreements to fix the prices of anticipated purchases of natural gas. In addition, during 2002 we entered into fixed-price forward physical contracts to fix the prices of anticipated sales of electric production. During 2002, we discontinued hedge accounting for one of the electric generation facilities due to the sale of the facility in 2003.

      Derivative gains or losses from these cash flow hedges are deferred in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted purchases or sales affect earnings. To match the underlying transaction being hedged, derivative gains or losses associated with anticipated purchases are recognized in costs and operating expenses and amounts associated with anticipated sales are recognized in revenues in the Consolidated Statement of Operations. Approximately $.6 million of gains from hedge ineffectiveness are included in costs and operating expenses in the Consolidated Statement of Operations during 2003. Approximately $.5 million of losses and $.7 million of gains from hedge ineffectiveness are included in revenues and costs and operating expenses, respectively, in the Consolidated Statement of Operations during 2002. We discontinued hedge accounting in 2003 and 2002 for certain contracts when it became probable that the related forecasted transactions would not occur. As a result, we reclassified net losses of $5 million and net gains of $43 million from accumulated other comprehensive income and into earnings in the Consolidated Statement of Operations in 2003 and 2002, respectively. For 2003 and 2002, there were no derivative gains or losses excluded from the assessment of hedge effectiveness.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2003, we had hedged future cash flows associated with anticipated energy commodity purchases and sales for up to 12 years. Based on recorded values at December 31, 2003, approximately $104 million of net losses (net of income tax benefits of $65 million) will be reclassified into earnings within the next year. These losses will offset net gains that will be realized in earnings from previous favorable market movements associated with underlying hedged transactions.

Energy commodity fair-value hedges

      Our refineries carry inventories of crude oil and refined products. During 2002, we entered into crude oil and refined products futures contracts and swap agreements to reduce the market exposure of these inventories from changing energy commodity prices. These derivatives were designated as fair-value hedges. Derivative gains and losses from these fair-value hedges were recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Gains and losses related to hedges of inventory were recognized in costs and operating expenses in the Consolidated Statement of Operations. Approximately $8 million of net gains from hedge ineffectiveness was recognized in costs and operating expenses in the Consolidated Statement of Operations during 2002. There were no derivative gains or losses excluded from the assessment of hedge effectiveness. During third-quarter 2002, we discontinued the use of fair value hedges related to refined products and crude oil in early 2003 due to the sale of the Midsouth refinery.

Foreign currency derivatives

      We have an intercompany Canadian-dollar-denominated note receivable that is exposed to foreign-currency risk. To protect against variability in the cash flows from the repayment of the note receivable associated with changes in foreign currency exchange rates, we entered into a forward contract to fix the U.S. dollar principal cash flows from this note. This derivative was designated as a cash flow hedge and was expected to be highly effective over the period of the hedge. Hedge accounting was discontinued effective October 1, 2002 because the hedge is no longer expected to be highly effective. All gains or losses subsequent to October 1, 2002, are recognized currently in other income (expense) — net below operating income. Gains and losses from the change in fair value of the derivatives prior to October 1, 2002, were deferred in other comprehensive income (loss) and reclassified to other income (expense) — net below operating income as the Canadian-dollar-denominated note receivable impacted earnings as it was translated into U.S. dollars. The $2.4 million of net losses (net of income tax benefits of $1.5 million) deferred in other comprehensive income (loss) at December 31, 2002, was reclassified into earnings during 2003. In 2002, there were no derivative gains or losses recorded in the Consolidated Statement of Operations from hedge ineffectiveness or from amounts excluded from the assessment of hedge effectiveness, and no foreign currency hedges were discontinued as a result of it becoming probable that the forecasted transaction would not occur.

Interest-rate swaps

      We managed our interest rate risk on an enterprise basis through the corporate parent. A significant component of this risk relates to our Power segment’s trading and non-trading portfolios. To facilitate the management of the risk, Power may enter into derivative instruments (usually swaps) with the corporate parent. The corporate parent determines the level, term and nature of derivative instruments entered into with external parties. These external derivative instruments do not qualify for hedge accounting per SFAS No. 133; therefore, changes in their fair value are reflected in earnings, the effect of which is shown as interest rate swap loss in the Consolidated Statement of Operations below operating income.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

      In addition to the guarantees and payment obligations discussed elsewhere in these footnotes (see Notes 2, 3, 11 and 16), we have issued guarantees and other similar arrangements with off-balance sheet risk as discussed below.

      In connection with the 1993 public offering of units in the Williams Coal Seam Gas Royalty Trust (Royalty Trust), our Exploration & Production segment entered into a gas purchase contract for the purchase of natural gas in which the Royalty Trust holds a net profits interest. Under this agreement, we guarantee a minimum purchase price that the Royalty Trust will realize in the calculation of its net profits interest. We have an annual option to discontinue this minimum purchase price guarantee and pay solely based on an index price. The maximum potential future exposure associated with this guarantee is not determinable because it is dependent upon natural gas prices and production volumes. No amounts have been accrued for this contingent obligation as the index price continues to exceed the minimum purchase price.

Sale of receivables

      Through July 25, 2002 we sold certain trade accounts receivable to special purpose entities (SPEs) in a securitization structure. We acted as the servicing agent for the sold receivables and received a servicing fee approximating the fair value of such services. During 2002 and 2001, we received cash proceeds from the SPEs of approximately $4.5 billion and $12.5 billion, respectively. The sales of these receivables resulted in charges to results of operations of approximately $3 million and $16 million in 2002 and 2001, respectively.

Concentration of credit risk

Cash equivalents and restricted investments

      Our cash equivalents consist of high-quality securities placed with various major financial institutions with credit ratings at or above BBB by Standard & Poor’s or Baa1 by Moody’s Investors Service. Restricted investments consist of short-term U.S. Treasury Securities.

Accounts and notes receivable

      The following table summarizes concentration of receivables, net of allowances, by product or service at December 31, 2003 and 2002:

	2003	2002

	(Millions)
Receivables by product or service:
Sale or transportation of natural gas and related products	$819.1	$938.2
Power sales and related services	704.9	1,009.1
Sale or transportation of petroleum products	29.2	276.9
Income taxes receivable	17.5	152.0
Other	67.7	39.2

Total	$1,638.4	$2,415.4

      Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern and northwestern United States, Rocky Mountains, Gulf Coast, Venezuela and Canada. Power customers include the California Independent System Operator (ISO), the California Department of Water Resources, other power marketers and utilities located throughout the majority of the United States. Petroleum products customers include wholesale, commercial, industrial and

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independent dealers located primarily in the Mid-Continent region. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

      As of December 31, 2003, approximately $177 million of certain power receivables net of related allowances from the ISO and the California Power Exchange have not been paid (compared to $230 million at December 31, 2002). We believe that we have appropriately reflected the collection and credit risk associated with receivables and derivative assets in our Consolidated Balance Sheet and Statement of Operations at December 31, 2003. In 2002, we borrowed approximately $79 million which was collateralized by certain of these receivables.

Derivative assets and liabilities

      We have a risk of loss as a result of counterparties not performing pursuant to the terms of their contractual obligations. Risk of loss can result from credit considerations and the regulatory environment of the counterparty. We attempt to minimize credit-risk exposure to derivative counterparties and brokers through formal credit policies, consideration of credit ratings from public ratings agencies, monitoring procedures, master netting agreements and collateral support under certain circumstances.

      The concentration of counterparties within the energy and energy trading industry impacts our overall exposure to credit risk in that these counterparties are similarly influenced by changes in the economy and regulatory issues. Additional collateral support could include the following:

•	letters of credit,

•	payment under margin agreements,

•	guarantees of payment by credit worthy parties, and

•	transfers of ownership interests in natural gas reserves or power generation assets.

We also enter into netting agreements to mitigate counterparty performance and credit risk.

      The gross credit exposure from our derivative contracts as of December 31, 2003 is summarized below.

	Investment
Counterparty Type	Grade(a)	Total

	(Millions)
Gas and electric utilities	$988.2	$1,045.9
Energy marketers and traders	1,317.2	3,118.5
Financial Institutions	918.5	918.5
Other	609.8	619.3

	$3,833.7	5,702.2

Credit reserves		(39.8)

Gross credit exposure from derivatives(b)		$5,662.4

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We assess our credit exposure on a net basis. The net credit exposure from our derivatives as of December 31, 2003 is summarized below.

	Investment
Counterparty Type	Grade(a)	Total

	(Millions)
Gas and electric utilities	$606.1	$629.4
Energy marketers and traders	52.1	376.3
Financial Institutions	160.4	160.4
Other	—	.2

	$818.6	1,166.3

Credit reserves		(39.8)

Net credit exposure from derivatives(b)		$1,126.5

(a)	We determine investment grade primarily using publicly available credit ratings. We included counterparties with a minimum Standard & Poor’s of BBB- or Moody’s Investors Service rating of Baa3 in investment grade. We also classify counterparties that have provided sufficient collateral, such as cash, standby letters of credit, parent company guarantees, and property interests, as investment grade.

(b)	One counterparty within the California power market represents more than ten percent of the derivative assets and is included in investment grade. Standard & Poor’s and Moody’s Investors Service do not currently rate this counterparty. We included this counterparty in the investment grade column based upon contractual credit requirements in the event of assignment or substitution of a new obligation for the existing one.

Revenues

      In 2003, there were no customers that exceeded 10 percent of our revenues. In 2002, seven of Power’s customers exceeded 10 percent of our revenues with sales from each customer of $516.9 million, $505.5 million, $482.5 million, $474.8 million, $408.7 million, $379.2 million and $377.5 million, respectively. The revenues from these customers in 2002 are net of cost of sales with the same customer consistent with fair-value accounting (see Note 1). The sum of these net revenues exceeds our total revenues because there are additional customers with whom we have negative net revenues (due to the costs from these customers exceeding the revenues) which offset this sum. In 2001, two of Power’s customers exceeded 10 percent of our revenues with sales of $937.7 million and $597.9 million, respectively.

      Certain of our counterparties have experienced significant declines in their financial stability and creditworthiness, which may adversely impact their ability to perform under contracts. Revenues from two counterparties, which have credit ratings below investment grade, constitute approximately 12 percent of Power’s gross revenues. Our exposure to these counterparties may be mitigated by the existence of netting arrangements.

Note 16.	Contingent liabilities and commitments

Rate and regulatory matters and related litigation

      Our interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $11 million for potential refund as of December 31, 2003.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issues resulting from California energy crisis

      Power subsidiaries are engaged in power marketing in various geographic areas, including California. Prices charged for power by us and other traders and generators in California and other western states in 2000 and 2001 have been challenged in various proceedings including those before the FERC. These challenges include refund proceedings, California Independent System Operator (ISO) fines, summer 2002 90-day contracts, investigations of alleged market manipulation including withholding gas indices and other gaming of the market, new long-term power sales to the State of California that were subsequently challenged and civil litigation relating to certain of these issues. We have entered into a settlement with the State of California and others that has resolved each of these issues as to the State. However, certain of these issues remain open as to the FERC and other non-settling parties.

Refund proceedings

      We and other suppliers of electricity in the California market are the subject of refund proceedings before the FERC. In December 2000, the FERC issued an order initiating the proceeding, which ultimately (by order dated June 19, 2001) established a refund methodology and set a refund period of October 2, 2000 to June 19, 2001. As a result of a hearing to determine refund liability for the market participants, a FERC Administrative Law Judge issued findings on December 12, 2002, that estimated our refund obligation to the ISO at $192 million, excluding emissions costs and interest. The judge estimated that our refund obligation to the California Power Exchange (PX) was $21.5 million, excluding interest. However, the judge estimated that the ISO owes us $246.8 million, excluding interest, and that the PX owes us $31.7 million, excluding interest, and $2.9 million in charge backs. The estimates did not include $17 million in emissions costs that the judge found we are entitled to use as an offset to the refund liability, and the judge’s refund estimates are not based on final mitigated market clearing prices. On March 26, 2003, the FERC acted to largely adopt the judge’s order with a change to the gas methodology used to set the clearing price. As a result, Power recorded a first-quarter 2003 charge for refund obligations of $37 million. Net interest income related to amounts due from the counterparties is approximately $19 million through December 31, 2003. On October 16, 2003, the FERC issued an additional refund order granting rehearing in part and denying rehearing in part. This order is not expected to have a material effect on the refund calculation for us. However, pursuant to the October 16 Order, the ISO has been ordered to calculate refunds for the market. This study is expected to be complete in early summer, 2004. Although we have entered into a global settlement with the State of California and various other parties that resolves the refund issues among the settling parties for the period of January 17, 2001 to June 19, 2001, we have potential refund exposure to non-settling parties (e.g., various California electric utilities). Therefore, we continue to participate in the FERC refund case and related proceedings. Challenges to virtually every aspect of the refund proceeding, including the refund period, are now pending at the Ninth Circuit Court of Appeals. No schedule has yet been established for hearing the appeals.

      On February 25, 2004, we announced a settlement agreement with California utilities, Southern California Edison and Pacific Gas & Electric (PG&E), to resolve our refund liability to the utilities as well as all other known disputes related to the California energy crisis of 2000 and 2001. While only these two utilities are parties to the settlement with us, the settlement provides funding for refunds to all buyers in equal kind in the FERC refund period. Should any buyer opt out of the settlement, the refund amount in the settlement would be reduced and we would continue to litigate with that buyer regarding the refund issue and amount. To be effective, this settlement must be approved by the FERC, the California Public Utilities Commission, and the U.S. Bankruptcy Court for PG&E. Approval by the FERC will also resolve FERC investigations into physical and economic withholding. We recorded a charge of approximately $33 million in the fourth quarter of 2003 associated with the terms of this settlement.

      In a separate but related proceeding, certain entities have also asked the FERC to revoke our authority to sell power from California-based generating units at market-based rates, to limit us to cost-based rates for

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future sales from such units and to order refunds of excessive rates, with interest, retroactive to May 1, 2000, and possibly earlier.

ISO fines

      On July 3, 2002, the ISO announced fines against several energy producers including us, for failure to deliver electricity during the period December 2000 through May 2001. The ISO fined us $25.5 million during this period, which was offset against our claims for payment from the ISO. These amounts will be adjusted as part of the refund proceeding described above. We believe the vast majority of fines are not justified and have challenged them pursuant to the FERC-approved dispute resolution process contained in the ISO tariff.

Summer 2002 90-day contracts

      On May 2, 2002, PacifiCorp filed a complaint with the FERC against Power seeking relief from rates contained in three separate confirmation agreements between PacifiCorp and Power (known as the Summer 2002 90-Day Contracts). PacifiCorp filed similar complaints against three other suppliers. PacifiCorp alleged that the rates contained in the contracts are unjust and unreasonable. On June 26, 2003, the FERC affirmed the Administrative Law Judge’s initial decision dismissing the complaints. PacifiCorp has appealed the FERC’s order after the FERC denied rehearing of its order on November 10, 2003.

Investigations of alleged market manipulation

      As a result of various allegations and FERC Orders, the FERC initiated investigations of manipulation of the California gas and power markets in 2002. As they related to us, these investigations included economic and physical withholding, so-called “Enron Gaming Practices” and gas index manipulation.

      On February 13, 2002, the FERC issued an Order Directing Staff Investigation commencing a proceeding titled Fact-Finding Investigation of Potential Manipulation of Electric and Natural Gas Prices prior to the California parties (who include the California Attorney General, the Electricity Oversight Board, the Public Utilities Commission and two investor-owned utilities) filing of their report. Through the investigation, the FERC intends to determine whether “any entity, including Enron Corporation (Enron) (through any of its affiliates or subsidiaries), manipulated short-term prices for electric energy or natural gas in the West or otherwise exercised undue influence over wholesale electric prices in the West since January 1, 2000, resulting in potentially unjust and unreasonable rates in long-term power sales contracts subsequently entered into by sellers in the West.” On May 8, 2002, we received data requests from the FERC related to a disclosure by Enron of certain trading practices in which it may have been engaged in the California market. On May 21, and May 22, 2002, the FERC supplemented the request inquiring as to “wash” or “round-trip” transactions. We responded on May 22, 2002, May 31, 2002, and June 5, 2002, to the data requests. On June 4, 2002, the FERC issued an order to us to show cause why our market-based rate authority should not be revoked as the FERC found that certain of our responses related to the Enron trading practices constituted a failure to cooperate with the staff’s investigation. We subsequently supplemented our responses to address the show cause order. On July 26, 2002, we received a letter from the FERC informing us that it had reviewed all of our supplemental responses and concluded that we responded to the initial May 8, 2002 request.

      As also discussed below in Reporting of natural gas-related information to trade publications, on November 8, 2002, we received a subpoena from a federal grand jury in Northern California seeking documents related to our involvement in California markets. We are in the process of completing our response to the subpoena. This subpoena is a part of the broad United States Department of Justice (DOJ) investigation regarding gas and power trading.

      Pursuant to an order from the Ninth Circuit, the FERC permitted certain California parties to conduct additional discovery into market manipulation by sellers in the California markets. The California parties

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sought this discovery in order to potentially expand the scope of the refunds. On March 3, 2003, the California parties submitted evidence from this discovery on market manipulation (“March 3rd Report”). We and other sellers submitted comments regarding the additional evidence on March 20, 2003.

      On March 26, 2003, the FERC issued a Staff Report addressing: (1) Enron trading practices, (2) an allegation in a June 2, 2002 New York Times article that we had attempted to corner the gas market, and (3) the allegations of gas price index manipulation which are discussed in more detail below in Reporting of natural gas-related information to trade publications. The Staff Report cleared us on the issue of cornering the market and contemplated or established further proceedings on the other two issues as to us and numerous other market participants. On June 25, 2003, the FERC issued a series of orders in response to the California parties’ March 3rd Report and the Staff Report. These orders resulted in further investigations regarding potential allegations of physical withholding, economic withholding, and a show cause order alleging that various companies engaged in Enron trading practices. On August 29, 2003, we entered into a settlement with the FERC trial staff of all Enron trading practices for approximately $45,000. The settlement was approved by the FERC on January 22, 2004. The investigations of physical and economic withholding are also continuing. Each of these FERC investigations of alleged market manipulation will be resolved pursuant to the February 25 settlement that is discussed above in Refund proceedings.

Long-term contracts

      In February 2001, during the height of the California Energy Crisis, we entered into a long-term power contract with the State of California to assist in stabilizing its market. This contract was later challenged by the State of California. This challenge resulted in settlement discussions being held between the State and us on the contract issue as well as other state initiated proceedings and allegations on market manipulation. A settlement was reached that resulted in us entering into a settlement agreement with the State of California and other non-Federal parties that includes renegotiated long-term energy contracts. These contracts are made up of block energy sales, dispatchable products and a gas contract. The settlement does not extend to criminal matters or matters of willful fraud, but also resolved civil complaints brought by the California Attorney General against us and the State of California’s refund claims that are discussed above. In addition, the settlement resolved ongoing investigations by the States of California, Oregon and Washington. The settlement was reduced to writing and executed on November 11, 2002. The settlement closed on December 31, 2002, after FERC issued an order granting our motion for partial dismissal from the refund proceedings. The dismissal affects our refund obligations to the settling parties, but not to other parties, such as investor-owned utilities. Pursuant to the settlement, the California Public Utilities Commission (CPUC) and California Electricity Oversight Board (CEOB) filed a motion on January 13, 2003 to withdraw their complaints against us regarding the original block energy sales contract. On June 26, 2003, the FERC granted the CPUC and CEOB joint motion to withdraw their respective complaints against us. Certain private class action and other civil plaintiffs who have initiated class action litigation against us and others in California based on allegations against us with respect to the California energy crisis also executed the settlement. Final approval by the court is needed to make the settlement effective as to plaintiffs and to terminate the class actions as to us. On October 24, 2003, the court granted a motion for preliminary approval of the settlement. The final approval hearing is currently scheduled for June 4, 2004. Upon approval, the majority of civil litigation involving Williams and California markets will be resolved. Some litigation by non-California plaintiffs, or relating to reporting of natural gas information to trade publications, as discussed below, will continue. As of December 31, 2003, pursuant to the terms of the settlement, we have transferred ownership of six LM6000 gas powered electric turbines, have made two payments totaling $72 million to the California Attorney General, and have funded a $15 million fee and expense fund associated with civil actions that are subject to the settlement. An additional $75 million remains to be paid to the California Attorney General (or his designee) over the next six years, with the final payment of $15 million due on January 1, 2010.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing affiliate investigation

      By order dated March 17, 2003, the FERC approved a settlement between the FERC staff and us, Transco, and Power which resolved the FERC staff’s allegations during a formal, nonpublic investigation that Power personnel had access to Transco data bases and other information, and that Transco had failed to accurately post certain information on its electronic bulletin board. Pursuant to the terms of the settlement agreement, Transco will pay a civil penalty in the amount of $20 million in five equal installments. The first payment was made on May 16, 2003, and the subsequent payments are due on or before the first, second, third and fourth anniversaries of the first payment. Transco recorded a charge to income and established a liability of $17 million in 2002 representing the net present value of the future payments. Transco notified its Firm Sales (FS) customers of its intention to terminate the FS service effective April 1, 2005 under the terms of any applicable contracts and FERC certificates authorizing such services. As part of the settlement, Power has agreed, subject to certain exceptions, that it will not enter into new transportation agreements that would increase the transportation capacity it holds on certain affiliated interstate gas pipelines, including Transco. Finally, Transco and certain affiliates have agreed to the terms of a compliance plan designed to ensure future compliance with the provisions of the settlement agreement and the FERC’s rules governing the relationship of Transco and Power.

Investigation of “round-trip” trading and reserves for energy trading activities

      On May 31, 2002, we received a request from the Enforcement Division of the Securities and Exchange Commission (SEC) to voluntarily produce documents and information regarding “round-trip” trades for gas or power from January 1, 2000, to the present in the United States. On June 24, 2002, the SEC made an additional request for information including a request that we address the amount of our credit, prudency and/or other reserves associated, with our energy trading activities and the methods used to determine or calculate these reserves. The June 24, 2002, request also requested our volumes, revenues, and earnings from our energy trading activities in the Western U.S. market. We have responded to the SEC’s requests and have received no further related requests from them to date.

Reporting of natural gas-related information to trade publications

      We disclosed on October 25, 2002, that certain of our natural gas traders had reported inaccurate information to a trade publication that published gas price indices. As noted above, on November 8, 2002, we received a subpoena from a federal grand jury in Northern California seeking documents related to our involvement in California markets, including our reporting to trade publications for both gas and power transactions. We are in the process of completing our response to the subpoena. The DOJ’s investigation into this matter is continuing. In addition, the Commodity Futures Trading Commission (CFTC) has conducted an investigation of us regarding this issue. On July 29, 2003, we reached a settlement with the CFTC where in exchange for $20 million, the CFTC closed its investigation and we did not admit or deny allegations that we had engaged in false reporting or attempted manipulation. Civil suits based on allegations of manipulating the gas indices have been brought against us and others in federal and state court in California and in Federal court in New York.

Mobile Bay expansion

      On December 3, 2002, an administrative law judge at the FERC issued an initial decision in Transco’s general rate case which, among other things, rejects the recovery of the costs of Transco’s Mobile Bay expansion project from its shippers on a “rolled-in” basis and finds that incremental pricing for the Mobile Bay expansion project is just and reasonable. The initial decision does not address the issue of the effective date for the change to incremental pricing, although Transco’s rates reflecting recovery of the Mobile Bay expansion project costs on a “rolled-in” basis have been in effect since September 1, 2001. The administrative law

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judge’s initial decision is subject to review by the FERC. Power holds long-term transportation capacity on the Mobile Bay expansion project. If the FERC adopts the decision of the administrative law judge on the pricing of the Mobile Bay expansion project and also requires that the decision be implemented effective September 1, 2001, Power could be subject to surcharges of approximately $41 million, excluding interest, through December 31, 2003, in addition to increased costs going forward.

Enron bankruptcy

      We have outstanding claims against Enron Corp. and various of its subsidiaries (collectively “Enron”) related to Enron’s bankruptcy filed in December 2001. In March 2002, we sold $100 million of our claims against Enron to a third party for $24.5 million. On December 23, 2003, Enron filed objections to these claims. Under the sales agreement, the purchaser of the claims may demand repayment of the purchase price, plus interest assessed at 7.5 percent per annum, for that portion of the claims still subject to objections 90 days following the initial objection.

Environmental matters

Continuing operations

      Since 1989, Transco has had studies under way to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests regarding such potential contamination of certain of its sites. Transco has identified polychlorinated biphenyl (PCB) contamination in compressor systems, soils and related properties at certain compressor station sites. Transco has also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, Transco commenced negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. The costs of any such remediation will depend upon the scope of the remediation. At December 31, 2003, Transco had accrued liabilities of $28 million related to PCB contamination, potential mercury contamination, and other toxic and hazardous substances.

      We also accrue environmental remediation costs for our natural gas gathering and processing facilities, primarily related to soil and groundwater contamination. At December 31, 2003, we had accrued liabilities totaling approximately $12 million for these costs.

      Actual costs incurred for these matters will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.

Former operations, including operations classified as discontinued

      In connection with the sale of certain assets and businesses, we have retained responsibility, through indemnification of the purchasers, for environmental and other liabilities existing at the time the sale was consummated.

Agrico

      In connection with the 1987 sale of the assets of Agrico Chemical Company, we agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At December 31, 2003, we had accrued liabilities of approximately $9 million for such excess costs.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Williams Energy Partners

      As part of our June 17, 2003 sale of Williams Energy Partners (see Note 2), we indemnified the purchaser for:

(1) environmental cleanup costs resulting from certain conditions, primarily soil and groundwater contamination, at specified locations, to the extent such costs exceed a specified amount and

(2) currently unidentified environmental contamination relating to operations prior to April 2002 and identified prior to April 2008.

      At December 31, 2003, we had accrued liabilities totaling approximately $9 million for these costs. In addition, we deferred a portion of the gain associated with our indemnifications, including environmental indemnifications, of the purchaser under the sales agreement. At December 31, 2003, we had a remaining deferred gain relating to this sale of approximately $96 million.

      On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from our pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period from July 1, 1998 through July 2, 2001. In November 2001, we furnished our response. This matter has not become an enforcement proceeding. On March 11, 2004, the Department of Justice (DOJ) invited the new owner of the pipeline to enter into negotiations regarding alleged violations of the Clean Water Act and to sign a tolling agreement. No penalty has been assessed by the EPA; however, the DOJ stated in its letter that the maximum possible penalties were approximately $22 million for the alleged violations. It is anticipated that by providing additional clarification and through negotiations with the EPA and DOJ, that any proposed penalty will be reduced. We have indemnity obligations to the new owner related to this matter.

Other

      At December 31, 2003, we had accrued environmental liabilities totaling approximately $16 million related to our:

•	Alaska refining, retail and pipeline operations currently classified as held for sale;

•	potential indemnification obligations to purchasers of our former retail petroleum and refining operations;

•	former propane marketing operations, petroleum products and natural gas pipelines, natural gas liquids fractionation;

•	a discontinued petroleum refining facility; and

•	exploration and production and mining operations.

These costs include (1) certain conditions at specified locations related primarily to soil and groundwater contamination and (2) any penalty assessed on Williams Refining & Marketing, LLC (Williams Refining) associated with noncompliance with EPA’s benzene waste “NESHAP” regulations. In 2002, Williams Refining submitted to the EPA a self-disclosure letter indicating noncompliance with those regulations. This unintentional noncompliance had occurred due to a regulatory interpretation that resulted in under-counting the total annual benzene level at Williams Refinery’s Memphis refinery. Also in 2002, the EPA conducted an all-media audit of the Memphis refinery. The EPA anticipates releasing a report of its audit findings in 2004. The EPA will likely assess a penalty on Williams Refining due to the benzene waste NESHAP issue, but the amount of any such penalty is not known. In connection with the sale of the Memphis refinery in March 2003, we indemnified the purchaser for any such penalty.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain of our subsidiaries have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws.

Summary of environmental matters

      Actual costs incurred for these matters could be substantially greater than amounts accrued depending on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors.

Other legal matters

Royalty indemnifications

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

      As a result of these settlements, Transco has been sued by certain producers seeking indemnification from Transco. Transco is currently a defendant in one lawsuit in which a producer has asserted damages, including interest calculated through December 31, 2003, of approximately $10 million. On July 11, 2003, at the conclusion of the trial, the judge ruled in Transco’s favor and subsequently entered a formal judgment. The plaintiff is seeking an appeal. On November 25, 2003, Transco and another producer settled a separate lawsuit in which the producer had asserted damages, including interest, of approximately $8 million.

Western gas resources

      On October 24, 2003, we settled the claims by Western Gas Resources, Inc. and its subsidiary that our merger with Barrett Resources Corporation triggered a preferential right to purchase and a right to operate certain Barrett coal bed methane development properties in the Powder River Basin in Wyoming. As a result, terms in a long-term gathering agreement with Western were amended and a subsidiary of Western received operating rights to approximately one-half of the properties jointly owned with us.

Will Price (formerly Quinque)

      On June 8, 2001, fourteen of our entities were named as defendants in a nationwide class action lawsuit which had been pending against other defendants, generally pipeline and gathering companies, for more than one year. The plaintiffs allege that the defendants, including us, have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. After the court denied class action certification and while motions to dismiss for lack of personal jurisdiction were pending, the court granted the plaintiffs’ motion to amend their petition on July 29, 2003. The fourth amended petition, which was filed on July 29, 2003, deletes all of our defendants except two Midstream subsidiaries. All defendants intend to continue their opposition to class certification.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grynberg

      In 1998, the DOJ informed us that Jack Grynberg, an individual, had filed claims on behalf of himself and the federal government, in the United States District Court for the District of Colorado under the False Claims Act against us and certain of our wholly owned subsidiaries. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In connection with our sale of Kern River and Texas Gas, we agreed to indemnify the purchasers for any liability relating to this claim, including legal fees. The maximum amount of future payments that we could potentially be required to pay under these indemnifications depends upon the ultimate resolution of the claim and cannot currently be determined. The amounts accrued for these indemnifications are insignificant. Grynberg has also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed in federal court in Colorado against us. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. Grynberg’s measurement claims remain pending against us and the other defendants; the court previously dismissed Grynberg’s royalty valuation claims.

      On August 6, 2002, Jack J. Grynberg, and Celeste C. Grynberg, Trustee on Behalf of the Rachel Susan Grynberg Trust, and the Stephen Mark Grynberg Trust, served us and Williams Production RMT Company with a complaint in the state court in Denver, Colorado. The complaint alleges that the defendants have used mismeasurement techniques that distort the BTU heating content of natural gas, resulting in the alleged underpayment of royalties to Grynberg and other independent natural gas producers. The complaint also alleges that defendants inappropriately took deductions from the gross value of their natural gas and made other royalty valuation errors. Theories for relief include breach of contract, breach of implied covenant of good faith and fair dealing, anticipatory repudiation, declaratory relief, equitable accounting, civil theft, deceptive trade practices, negligent misrepresentation, deceit based on fraud, conversion, breach of fiduciary duty, and violations of the state racketeering statute. Plaintiff is seeking actual damages of between $2 million and $20 million based on interest rate variations, and punitive damages in the amount of approximately $1.4 million dollars. Our motion to stay the proceedings in this case based on the pendency of the False Claims Act litigation discussed in the preceding paragraph was granted on January 15, 2003.

Securities class actions

      Numerous shareholder class action suits have been filed against us in the United States District Court for the Northern District of Oklahoma. The majority of the suits allege that we and co-defendants, WilTel and certain corporate officers, have acted jointly and separately to inflate the stock price of both companies. Other suits allege similar causes of action related to a public offering in early January 2002, known as the FELINE PACS offering. These cases were filed against us, certain corporate officers, all members of our Board of Directors and all of the offerings’ underwriters. These cases have all been consolidated and an order has been issued requiring separate amended consolidated complaints by our equity holders and WilTel equity holders. The amended complaint of the WilTel securities holders was filed on September 27, 2002, and the amended complaint of our securities holders was filed on October 7, 2002. This amendment added numerous claims related to Power. In addition, four class action complaints have been filed against us, the members of our Board of Directors and members of our Benefits and Investment Committees under the Employee Retirement Income Security Act (ERISA) by participants in our 401(k) plan. A motion to consolidate these suits has been approved. On July 14, 2003, the Court dismissed us and our Board from the ERISA suits, but not the members of the Benefits and Investment Committees to whom we might have an indemnity obligation. The Department of Labor is also independently investigating our employee benefit plans. On December 15, 2003, the court substantially denied the defendants’ motion to dismiss in the shareholder suits. Derivative shareholder suits have been filed in state court in Oklahoma, all based on similar allegations. On August 1,

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, a motion to consolidate and a motion to stay these Oklahoma suits pending action by the federal court in the shareholder suits was approved.

Oklahoma securities investigation

      On April 26, 2002, the Oklahoma Department of Securities issued an order initiating an investigation of us and WilTel regarding issues associated with the spin-off of WilTel and regarding the WilTel bankruptcy. We have no pending inquiries in this investigation, but are committed to cooperate fully in the investigation.

Shell offshore litigation

      On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Williams Gas Processing — Gulf Coast Company, L.P. (WGP), Williams Gulf Coast Gathering Company (WGCGC), Williams Field Services Company (WFS) and Transco, alleging concerted actions by the affiliates frustrating the FERC’s regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries on the deregulated North Padre Island offshore gathering system. On September 5, 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined an unbundled gathering rate for service on these facilities which is to be collected by Transco. Transco, WGP, WGCGC and WFS believe their actions were reasonable and lawful and each have filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia.

TAPS Quality Bank

      Williams Alaska Petroleum, Inc. (WAPI) is actively engaged in administrative litigation being conducted jointly by the FERC and the Regulatory Commission of Alaska concerning the Trans-Alaska Pipeline System (TAPS) Quality Bank. Primary issues being litigated include the appropriate valuation of the naphtha, heavy distillate, vacuum gas oil and residual product cuts within the TAPS Quality Bank as well as the appropriate retroactive effects of the determinations. WAPI’s interest in these proceedings is material as the matter involves claims by crude producers and the State of Alaska for retroactive payments plus interest of up to $180 million in excess of amounts previously paid by WAPI or accrued at December 31, 2003. Because of the complexity of the issues involved, however, the outcome cannot be predicted with certainty nor can the likely result be quantified. Certain periodic discussions have been held and continue among some of the litigants. Because of the number of parties involved and the diversity of positions, no comprehensive terms have been identified that could be considered probable to achieve final settlement among all parties. The FERC and RCA presiding administrative law judges are expected to render their joint and/or individual initial decision(s) sometime during the second quarter of 2004.

Other divestiture indemnifications

      Pursuant to various purchase and sale agreements relating to divested businesses and assets, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, environmental matters, right of way and other representations that we have provided. At December 31, 2003, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on results of operations in the period in which the claim is made.

      In addition to the foregoing, various other proceedings are pending against us which are incidental to our operations.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary

      Litigation, arbitration, regulatory matters and environmental matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a materially adverse effect upon our future financial position.

Commitments

      Power has entered into certain contracts giving it the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are currently in operation throughout the continental United States. At December 31, 2003, Power’s estimated committed payments under these contracts range from approximately $391 million to $422 million annually through 2017 and decline over the remaining five years to $57 million in 2022. Total committed payments under these contracts over the next 19 years are approximately $6.7 billion.

Note 17.	Related party transactions

Lehman Brothers Holdings, Inc.

      Lehman Brothers Inc. is a related party as a result of a director that serves on our Board of Directors and Lehman Brothers Holdings, Inc.’s Board of Directors. In third-quarter 2002, RMT, a wholly owned subsidiary, entered into a $900 million short-term Credit Agreement dated July 31, 2002, with certain lenders including a subsidiary of Lehman Brothers Inc. This debt obligation was paid in second-quarter 2003 (see Note 11). Included in interest accrued on the Consolidated Statement of Operations for 2003 and 2002, are $199.4 million and $154.1 million, respectively, of interest expense, including amortization of deferred set up fees related to the RMT note. As of December 31, 2003, the amount due to Lehman Brothers, Inc., related primarily to advisory fees was $1.8 million. At December 31, 2002, the amount payable related to the RMT note and related interest was approximately $1 billion. In addition, we paid $37.2 million, $39.6 million and $27 million to Lehman Brothers Inc. in 2003, 2002, and 2001, respectively, primarily for underwriting fees related to debt and equity issuances as well as strategic advisory and restructuring success fees.

American Electric Power Company, Inc.

      American Electric Power Company, Inc. (AEP) is a related party as a result of a director that serves on both our Board of Directors and AEP’s Board of Directors. Our Power segment engaged in forward and physical power and gas trading activities with AEP. Net revenues from AEP were $264.6 million in 2002. There were no trading activities with AEP in 2003. Amounts due to AEP were $106.4 million as of December 31, 2002. Amounts receivable from AEP were $215.1 million as of December 31, 2002. During 2002, AEP disputed a settlement amount related to the liquidation of a trading position with Power. Arbitration was initiated and in 2003 AEP paid Power $90 million to resolve the dispute.

ExxonMobil Corporation

      ExxonMobil Corporation is a related party as a result of a director that serves on both our Board of Directors and ExxonMobil Corporation’s Board of Directors. Transactions with ExxonMobil Corporation result primarily from the purchase and sale of crude oil, refined products and natural gas liquids in support of crude oil, refined products and natural gas liquids trading activities and strategies as well as revenues generated from gathering and processing activities. Aggregate revenues from this customer, including those reported on a net basis in 2002 and 2001, were $121.8 million, $217.6 million and $38.9 million in 2003, 2002 and 2001,

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Aggregate purchases from this customer were $30.4 million, $15.6 million and $6.4 million in 2003, 2002 and 2001, respectively. Amounts due from ExxonMobil were $40.0 million and $22.1 million as of December 31, 2003 and 2002, respectively. Amounts due to ExxonMobil were $8.7 million and $66.9 million as of December 31, 2003 and 2002, respectively.

Note 18.	Accumulated other comprehensive income

      The table below presents changes in the components of accumulated other comprehensive income.

	Income (Loss)

		Unrealized
		Appreciation	Foreign	Minimum
	Cash Flow	(Depreciation)	Currency	Pension
	Hedges	on Securities	Translation	Liability	Total

	(Millions)
Balance at December 31, 2000	$—	$72.7	$(44.5)	$—	$28.2

2001 change:
Cumulative effect of change in accounting for derivative instruments (net of $58.9 million income tax)	(94.5)	—	—	—	(94.5)
Pre-income tax amount	896.8	(69.7)	(39.9)	(3.6)	783.6
Income tax benefit (provision)	(343.3)	27.5	—	1.4	(314.4)
Minority interest in other comprehensive loss	—	5.4	2.8	—	8.2
Net realized gains in net income (net of $.1 income tax and $1.8 minority interest)	—	1.5	—	—	1.5
Net reclassification into earnings of derivative instrument gains (net of a $55.7 million income tax)	(88.8)	—	—	—	(88.8)

	370.2	(35.3)	(37.1)	(2.2)	295.6
Adjustment due to spinoff of WilTel	—	(36.5)	57.8	—	21.3

Balance at December 31, 2001	370.2	.9	(23.8)	(2.2)	345.1

2002 change:
Pre-income tax amount	(170.7)	5.3	(.1)	(27.3)	(192.8)
Income tax benefit (provision)	65.0	(1.9)	—	10.4	73.5
Minority interest in other comprehensive loss	.4	—	—	—	.4
Net realized loss in net loss (net of $.7 income tax)	—	1.2	—	—	1.2
Net reclassification into earnings of derivative instrument gains (net of a $119.2 million income tax)	(193.6)	—	—	—	(193.6)

	(298.9)	4.6	(.1)	(16.9)	(311.3)

Balance at December 31, 2002	71.3	5.5	(23.9)	(19.1)	33.8

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Income (Loss)

		Unrealized
		Appreciation	Foreign	Minimum
	Cash Flow	(Depreciation)	Currency	Pension
	Hedges	on Securities	Translation	Liability	Total

	(Millions)
2003 change:
Pre-income tax amount	(408.8)	2.6	77.0	18.2	(311.0)
Income tax benefit (provision)	156.3	(1.0)		(6.9)	148.4
Net reclassification into earnings of derivative instrument losses (net of a $9.7 million income tax benefit)	15.6	—	—	—	15.6
Realized gains on securities reclassified into earnings (net of $5.3 income tax)	—	(9.0)	—	—	(9.0)
Reclassification into earnings due to sale of Bio-energy facilities	—	—	—	1.2	1.2

	(236.9)	(7.4)	77.0	12.5	(154.8)

Balance at December 31, 2003	$(165.6)	$(1.9)	$53.1	$(6.6)	$(121.0)

      The 2001 adjustment due to the spin-off of WilTel includes unrealized appreciation (depreciation) on securities and foreign currency translation balances that relate to WilTel (see Note 2).

Available for sale securities

      At December 31, 2003, we held U.S. Treasury securities with a fair value of $381.3 million. These securities mature within three to six months. Gross unrealized losses of $3 million on these securities are included in Accumulated Other Comprehensive Income at December 31, 2003.

      During 2003 we received proceeds totaling $370.5 million from the sale and maturity of available for sale securities. We realized gross gains and losses of $14.4 million and $0.1 million, respectively, from these transactions.

      At December 31, 2002, we held marketable equity securities for which gross unrealized gains of $8.7 million were included in Accumulated Other Comprehensive Income.

Note 19. Segment disclosures

Segments and reclassification of operations

      Our reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. The segment formerly named Energy Marketing & Trading is now named Power. The Petroleum Services segment is now reported within Other as the result of a significant portion of its assets being reflected as discontinued operations. Segment amounts have been restated to reflect this change. Other primarily consists of corporate operations and certain continuing operations previously reported within the International and Petroleum Services segments.

      Segment amounts for 2002 and 2001 reflect the reclassification of the Petroleum Services segment to Other.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments — performance measurement

      We currently evaluate performance based on segment profit (loss) from operations, which includes revenues from external and internal customers, operating costs and expenses, depreciation, depletion and amortization, equity earnings (losses) and income (loss) from investments including gains/losses on impairments related to investments accounted for under the equity method. The accounting policies of the segments are the same as those described in Note 1, Summary of significant accounting policies. Intersegment sales are generally accounted for at current market prices as if the sales were to unaffiliated third parties.

      Power has entered into intercompany interest rate swaps with the corporate parent, the effect of which is included in Power’s segment revenues and segment profit (loss) as shown in the reconciliation within the following tables. The results of interest rate swaps with external counterparties are shown as interest rate swap income (loss) in the Consolidated Statement of Operations below operating income.

      The majority of energy commodity hedging by certain of our business units is done through intercompany derivatives with Power which, in turn, enters into offsetting derivative contracts with unrelated third parties. Power bears the counterparty performance risks associated with unrelated third parties.

      The following geographic area data includes revenues from external customers based on product shipment origin and long-lived assets based upon physical location.

	United States	Other	Total

	(Millions)
Revenues from external customers:
2003	$15,749.5	$1,084.6	$16,834.1
2002	3,167.3	549.3	3,716.6
2001	4,738.4	564.8	5,303.2
Long-lived assets:
2003	$11,982.0	$1,122.0	$13,104.0
2002	11,996.7	1,100.0	13,096.7

      The increase in revenues in 2003 is due primarily to the adoption of EITF 02-3 in 2003, which requires that revenues and costs of sale from non-derivative contracts and certain physically settled derivative contracts be reported on a gross basis. Prior to the adoption, these revenues were presented net of costs. As permitted by EITF 02-3, prior year amounts have not been restated. Results for 2003 include approximately $117 million of revenue related to the correction of the accounting treatment previously applied to certain third party derivative contracts during 2002 and 2001.

      Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Midstream
		Gas	Exploration &	Gas &
	Power	Pipeline	Production	Liquids	Other	Eliminations	Total

2003
Segment revenues:
External	$12,288.5	$1,275.0	$(36.3)	$3,274.6	$32.3	$—	$16,834.1
Internal	904.1	24.0	816.0	44.6	39.7	(1,828.4)	—

Total segment revenues	13,192.6	1,299.0	779.7	3,319.2	72.0	(1,828.4)	16,834.1
Less intercompany interest rate swap loss	(2.9)	—	—	—	—	2.9	—

Total revenues	$13,195.5	$1,299.0	$779.7	$3,319.2	$72.0	$(1,831.3)	$16,834.1

Segment profit (loss)	$154.1	$554.9	$401.4	$286.0	$(50.5)	$—	$1,345.9
Less:
Equity earnings (losses)	—	15.8	8.9	(5.7)	1.3	—	20.3
Income (loss) from investments	11.7	0.1	—	6.0	(43.1)	—	(25.3)
Intercompany interest rate swap loss	(2.9)	—	—	—	—	—	(2.9)

Segment operating income (loss)	$145.3	$539.0	$392.5	$285.7	$(8.7)	$—	1,353.8

General corporate expenses							(87.0)

Consolidated operating income							$1,266.8

Other financial information:
Additions to long-lived assets	$1.0	$505.0	$241.5	$268.2	$2.5	$—	$1,018.2
Depreciation, depletion & amortization	$31.5	$247.2	$173.9	$198.9	$19.7	$—	$671.2
2002
Segment revenues:
External	$909.6	$1,184.7	$62.6	$1,492.8	$66.9	$—	$3,716.6
Internal	(994.8)*	57.1	797.8	32.4	57.2	50.3	—

Total segment revenues	(85.2)	1,241.8	860.4	1,525.2	124.1	50.3	3,716.6
Less intercompany interest rate swap loss	(141.4)	—	—	—	—	141.4	—

Total revenues	$56.2	$1,241.8	$860.4	$1,525.2	$124.1	$(91.1)	$3,716.6

Segment profit (loss)	$(624.8)	$545.1	$508.6	$183.2	$14.1	$—	$626.2
Less:
Equity earnings (losses)	(9.7)	88.4	3.7	17.6	(27.0)	—	73.0
Income (loss) from investments	(2.0)	(13.9)	—	—	58.0	—	42.1
Intercompany interest rate swap loss	(141.4)	—	—	—	—	—	(141.4)

Segment operating income (loss)	$(471.7)	$470.6	$504.9	$165.6	$(16.9)	$—	652.5

General corporate expenses							(142.8)

Consolidated operating income							$509.7

Other financial information:
Additions to long-lived assets	$135.8	$688.0	$382.8	$641.1	$51.7	$—	$1,899.4
Depreciation, depletion & amortization	$33.1	$225.9	$184.6	$189.8	$28.2	$—	$661.6
2001
Segment revenues:
External	$2,249.6	$1,142.2	$121.6	$1,541.5	$248.3	$—	$5,303.2
Internal	(544.0)*	38.6	482.3	79.7	71.0	(127.6)	—

Total revenues and segment revenues	$1,705.6	$1,180.8	$603.9	$1,621.2	$319.3	$(127.6)	$5,303.2

Segment profit	$1,270.0	$472.1	$231.8	$172.2	$37.5	$—	$2,183.6
Less:
Equity earnings (losses)	(1.3)	46.3	14.6	(14.0)	(22.9)	—	22.7
Income (loss) from investments	(23.3)	27.5	—	—	—	—	4.2

Segment operating income	$1,294.6	$398.3	$217.2	$186.2	$60.4	$—	2,156.7

General corporate expenses							(124.3)

Consolidated operating income							$2,032.4

Other financial information:
Additions to long-lived assets	$209.2	$549.8	$3,561.1	$562.7	$53.5	$—	$4,936.3
Depreciation, depletion & amortization	$20.0	$219.2	$97.1	$164.0	$26.6	$—	$526.9

*	Prior to January 1, 2003, Power intercompany cost of sales, which are netted in revenues consistent with fair-value accounting, exceed intercompany revenues. Beginning January 1, 2003, Power intercompany cost of sales are no longer netted in revenues due to the adoption of EITF Issue No. 02-3 (see Note 1). Segment revenues and profit for Power include net realized and unrealized mark-to market gains of $401 million from derivative contracts accounted for on a fair value basis for the year ended December 31, 2003.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets		Equity Method Investments

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	(Millions)
Power(1)	$8,690.1	$12,532.9	$—	$—
Gas Pipeline	6,943.4	6,892.1	774.4	778.4
Exploration & Production	5,347.4	5,595.1	41.5	35.8
Midstream Gas & Liquids	4,781.1	4,736.3	332.7	282.0
Other	6,928.7	7,664.3	85.1	93.9
Eliminations	(6,078.2)	(6,636.9)	—	—

	26,612.5	30,783.8	1,233.7	1,190.1

Net assets of discontinued operations	409.3	4,204.7	—	—

Total assets	$27,021.8	$34,988.5	$1,233.7	$1,190.1

(1)	The decrease in Power’s total assets is largely due to the decrease in energy risk management and trading assets as a result of the adoption of EITF 02-3 (see Note 1).

THE WILLIAMS COMPANIES, INC

QUARTERLY FINANCIAL DATA

(Unaudited)

      Summarized quarterly financial data are as follows (millions, except per-share amounts). Certain amounts have been restated or reclassified as described in Note 1 of Notes to Consolidated Financial Statements.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Revenues	$4,832.6	$3,657.0	$4,795.3	$3,549.2
Costs and operating expenses	4,473.5	3,064.9	4,434.7	3,183.7
Income (loss) from continuing operations	(39.3)	116.2	22.8	(84.5)
Net income (loss)	(814.5)	269.7	106.3	(53.7)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	(.09)	.18	.05	(.16)
Net income (loss)	(1.59)	.48	.21	(.10)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(.09)	.17	.04	(.16)
Net income (loss)	(1.59)	.46	.20	(.10)

2002
Revenues	$1,204.0	$671.3	$719.2	$1,122.1
Costs and operating expenses	524.7	542.4	527.3	624.2
Income (loss) from continuing operations	46.5	(335.8)	(171.2)	(151.2)
Net income (loss)	107.7	(349.1)	(294.1)	(219.2)
Basic and diluted earnings (loss) per common share:
Loss from continuing operations	(.05)	(.65)	(.34)	(.31)
Net income (loss)	.07	(.68)	(.58)	(.44)

      The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

      Net loss for fourth-quarter 2003 includes the following items which are pre-tax:

•	$45.0 million impairment of goodwill at Power (see Note 4),

•	$44.1 million impairment of the Hazelton generation facility at Power (see Note 4),

•	$33.3 million California rate refund and other accrual adjustments at Power (see Note 4),

•	$19.9 million in unrealized gains on certain derivative contracts that had previously not been recognized in 2003, including approximately $10 million of revenue related to the accounting treatment applied to certain derivative contracts terminated in prior periods at Power (see Note 1),

•	$16.2 million gain on sale of the wholesale propane business at Midstream (see Note 4),

•	$41.7 million impairment of certain Canadian assets at Midstream (see Note 4),

•	$66.8 million of costs for the early retirement of debt (see Note 10),

•	$25.4 million income from discontinued operations (see Note 2), and

•	$22.8 million gain from discontinued operations for impairments and net gains on sales (see Note 2).

THE WILLIAMS COMPANIES, INC

QUARTERLY FINANCIAL DATA — (Continued)

      Net income for third-quarter 2003 includes the following items which are pre-tax:

•	$13.0 million gain on sale of a full requirements contract at Power (see Note 4),

•	$126.8 million positive valuation adjustment on a terminated derivative contract at Power,

•	$13.5 million gain on sale of marketable equity securities at Power (see Note 3),

•	$11.0 million gain on sale of equity interest in West Texas LPG Pipeline, L.P. investment at Midstream (see Note 3),

•	$13.1 million income from discontinued operations (see Note 2), and

•	$72.3 million gain from discontinued operations for impairments and net gains on sales (see Note 2).

      Net income for second-quarter 2003 includes the following items which are pre-tax:

•	$20 million Commodity Futures Trading Commission settlement at Power (see Note 4),

•	$175 million gain on sale of a full requirements contract at Power (see Note 4),

•	$25.5 million write-off of software development costs at Gas Pipelines (see Note 4),

•	$80.7 million correction, attributable to prior periods relating to the accounting treatment previously applied to certain third party derivative contracts during 2002 and 2001 at Power (see Note 1),

•	$12.4 million of revenue attributable to prior periods relating to the accounting treatment previously applied to certain third party derivative contracts during 2002 and 2001 and recorded prior to the $80.7 million correction in second-quarter at Power (see Note 1),

•	$94.1 million gain on the sale of certain natural gas properties at Exploration & Production (see Note 4),

•	$42.4 million impairment of an investment in equity and debt securities of Longhorn Partners Pipeline L.P. at Other (see Note 4),

•	$14.5 million in accelerated amortization of costs related to the termination of the revolving credit agreement,

•	$13.5 million impairment of cost based investment in ReserveCo, a company holding phosphate reserves (see Note 3),

•	$19.8 million income from discontinued operations (see Note 2), and

•	$232.9 million gain from discontinued operations for impairments and net gains on sales (see Note 2).

      Net loss for first-quarter 2003 includes the following items which are pre-tax:

•	$13.7 million of revenue attributable to prior periods relating to the accounting treatment previously applied to certain third party derivative contracts during 2002 and 2001 and recorded prior to the $80.7 million correction in second-quarter at Power (see Note 1),

•	$12.0 million impairment of a cost based investment in Algar Telecom S.A. at Other (see Note 3),

•	$761.3 million cumulative effect of change in accounting principles related to the adoption of EITF Issue No. 02-3 and SFAS No. 143 (see Note 1),

THE WILLIAMS COMPANIES, INC

QUARTERLY FINANCIAL DATA — (Continued)

•	$92.2 million income from discontinued operations (see Note 2), and

•	$117.3 million loss from discontinued operations for impairments and net losses on sales (see Note 2).

      Net loss for fourth-quarter 2002 includes the following items which are pre-tax:

•	$85.0 million net revenue impact related to the settlement and valuation of Power contracts with the State of California,

•	$44.7 million impairment of the Worthington generation facility at Power (see Note 4),

•	$50.8 million loss accruals and impairments of other power related assets at Power (see Note 4),

•	$17.0 million charge associated with a FERC settlement at Gas Pipeline (see Note 16),

•	$115.0 million impairment of Canadian assets at Midstream (see Note 4),

•	$80.8 million income from discontinued operations (see Note 2), and

•	$190.4 million loss from discontinued operations for impairments and net losses on sales (see Note 2).

      Net loss for third-quarter 2002 includes the following items which are pre-tax:

•	$10.5 million loss accruals related to commitments for certain assets previously planned to be used in power projects at Power (see Note 4),

•	$11.6 million net write-down pursuant to the sale of our equity interest in a Canadian and U.S. gas pipeline, at Gas Pipeline (see Note 3),

•	$143.9 million gain related to the sale of certain natural gas production properties at Exploration & Production (see Note 4),

•	$58.5 million gain on sale of our investment in a Lithuanian oil refinery, pipeline and terminal complex, included at Other (see Note 3),

•	$22.9 million charge, included in continuing operations, related to estimated losses from an assessment of the recoverability of WilTel related receivables (see Note 2),

•	$44.1 million income from discontinued operations (see Note 2), and

•	$231.4 million loss from discontinued operations for impairments and net losses on sales (see Note 2).

      Net loss for second-quarter 2002 includes the following items which are pre-tax:

•	$57.5 million impairment of goodwill at Power due to deteriorating market conditions in the merchant energy sector (see Note 4),

•	$58.9 million of loss accruals related to commitments for certain assets previously planned to be used in power projects and write-offs associated with a terminated power plant project at Power (see Note 4),

•	$31.8 million impairment of other power related assets at Power (see Note 4),

•	$12.3 million write-down of Gas Pipeline’s investment in a pipeline project which was cancelled in 2002 (see Note 3),

THE WILLIAMS COMPANIES, INC

QUARTERLY FINANCIAL DATA — (Continued)

•	$27.4 million benefit which reflects a contractual construction completion fee received by one of our equity affiliates at Gas Pipeline whose operations are accounted for under the equity method of accounting (see Note 3),

•	$15.0 million charge, included in continuing operations, related to estimated losses from an assessment of the recoverability of WilTel related receivables (see Note 2),

•	$28.8 million of expense was recorded for our early retirement option,

•	$51.5 million income from discontinued operations (see Note 2), and

•	$71.1 million loss from discontinued operations for impairments and net losses on sales (see Note 2).

      Net income for first-quarter 2002 includes the following items which are pre-tax:

•	$232.0 million charge, included in continuing operations, related to estimated losses from an assessment of the recoverability of WilTel related receivables (see Note 2),

•	$137.9 million income from discontinued operations (see Note 2), and

•	$38.1 million loss from discontinued operations for impairments and net losses on sales (see Note 2).

THE WILLIAMS COMPANIES, INC.

SUPPLEMENTAL OIL AND GAS DISCLOSURES

(Unaudited)

      The following information pertains to our oil and gas producing activities and is presented in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.” The information is required to be disclosed by geographic region. We have significant oil and gas producing activities primarily in the Rocky Mountain and Mid-continent areas of the United States. Additionally, we have oil and gas producing activities in Argentina and Venezuela. However, proved reserves and revenues related to these activities are approximately 7.3 percent and 4.2 percent, respectively, of our total international and domestic oil and gas producing activities. The following information relates only to the oil and gas activities in the United States and includes the activities of those properties that qualified for reporting as discontinued operations in the Consolidated Statement of Operations.

Capitalized costs

	As of December 31,

	2003	2002

	(Millions)
Proved properties	$2,464.4	$2,544.8
Unproved properties	682.5	784.5

	3,146.9	3,329.3
Accumulated depreciation, depletion, and amortization, and valuation provisions	(511.1)	(417.7)

Net capitalized costs	$2,635.8	$2,911.6

•	Capitalized costs include the cost of equipment and facilities for oil and gas producing activities. These amounts for 2003 and 2002 do not include approximately $1 billion of goodwill related to the purchase of Barrett Resources Corp. (Barrett) in 2001.

•	Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves; development wells and related equipment and facilities (including uncompleted development well costs); successful exploratory wells and related equipment and facilities (and uncompleted exploratory well costs) and support equipment.

•	Unproved properties consist primarily of acreage related to probable reserves acquired through the Barrett acquisition in addition to a small portion of unproved exploratory acreage.

Costs incurred

	For the Year Ended December 31,

	2003	2002	2001

	(Millions)
Acquisition	$11.3	$—	$2,557.0
Exploration	7.1	15.5	35.6
Development	186.8	374.3	198.9

	$205.2	$389.8	$2,791.5

•	Costs incurred include capitalized and expensed items.

•	Acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property, the majority of the 2001 costs relates to the Barrett acquisition during 2001.

•	Exploration costs include the costs of geological and geophysical activity, dry holes, drilling and equipping exploratory wells, and the cost of retaining undeveloped leaseholds.

THE WILLIAMS COMPANIES, INC.

SUPPLEMENTAL OIL AND GAS DISCLOSURES — (Continued)

•	Development costs include costs incurred to gain access to and prepare development well locations for drilling and to drill and equip development wells.

Results of operations

	For the Year Ended December 31,

	2003	2002*	2001*

	(Millions)
Revenues:
Oil and gas revenues	$611.9	$683.0	$408.4
Other revenues	168.8	189.0	171.2

Total revenues	780.7	872.0	579.6

Costs:
Production costs	138.3	119.5	79.3
General & administrative	54.4	62.9	40.1
Exploration expenses	7.1	13.9	10.1
Depreciation, depletion & amortization	170.2	191.0	94.0
Property impairments	—	8.4	7.2
Gains on sales of interests in oil and gas properties	(134.8)	(141.7)	—
Other expenses	102.1	109.2	138.7

Total costs	337.3	363.2	369.4

Results of operations	443.4	508.8	210.2
Equity earnings	—	—	8.5
Provision for income taxes	(169.6)	(186.9)	(80.4)

Exploration and production net income	$273.8	$321.9	$138.3

*	Certain amounts have been reclassified to conform to current presentation.

•	Results of operations for producing activities consist of all related domestic activities within the Exploration & Production reporting unit, including those operations that qualified for presentation as discontinued operations within our Consolidated Statement of Operations. Included above are the pretax results of operations and gains on sales of assets, reported as discontinued operations, of $60.2 million in 2003, $11.9 million in 2002 and $2.3 million in 2001.

•	Oil and gas revenues consist primarily of natural gas production sold to the Power subsidiary and includes the impact of intercompany hedges.

•	Other revenues and other expenses consist of activities within the Exploration & Production segment that are not a direct part of the producing activities. These non-producing activities include acquisition and disposition of other working interest and royalty interest gas and the movement of gas from the wellhead to the tailgate of the respective plants for sale to the Power subsidiary or third party purchasers. In addition, other revenues include recognition of income from transactions which transferred certain non-operating benefits to a third party.

•	Production costs consist of costs incurred to operate and maintain wells and related equipment and facilities used in the production of petroleum liquids and natural gas. These costs also include production related taxes other than income taxes, and administrative expenses related to the

THE WILLIAMS COMPANIES, INC.

SUPPLEMENTAL OIL AND GAS DISCLOSURES — (Continued)

production activity. Excluded are depreciation, depletion and amortization of capitalized acquisition, exploration and development costs.

•	Exploration expenses include unsuccessful exploratory dry hole costs, leasehold impairment, geological and geophysical expenses and the cost of retaining undeveloped leaseholds.

•	Depreciation, depletion and amortization includes depreciation of support equipment.

Proved reserves

	2003	2002	2001

	(Bcfe)
Proved reserves at beginning of period	2,834	3,178	1,202
Revisions	(5)	(87)	(69)
Purchases	38	—	1,949
Extensions and discoveries	412	385	239
Production	(186)	(211)	(131)
Sale of minerals in place	(390)	(431)	(12)

Proved reserves at end of period	2,703	2,834	3,178

Proved developed reserves at end of period	1,165	1,368	1,599

•	The SEC defines proved oil and gas reserves (Rule 4-10(a) of Regulation S-X) as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Our proved reserves consist of two categories, proved developed reserves and proved undeveloped reserves. Proved developed reserves are currently producing wells and wells awaiting minor sales connection expenditure, recompletion, additional perforations or borehole stimulation treatments. Proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled or where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

•	Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit. Crude oil reserves are insignificant and have been included in the proved reserves on a basis of billion cubic feet equivalents (Bcfe).

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

      The following is based on the estimated quantities of proved reserves and the year-end prices and costs. The average year end natural gas prices used in the following estimates were $5.28, $3.85, and $2.31 per mmcfe at December 31, 2003, 2002 and 2001, respectively. Future income tax expenses have been computed considering available carryforwards and credits and the appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by SFAS No. 69. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs. Of the $1,303 million of future development costs, $192 million, $277 million and $186 million are estimated to be spent in 2004, 2005 and 2006, respectively.

THE WILLIAMS COMPANIES, INC.

SUPPLEMENTAL OIL AND GAS DISCLOSURES — (Continued)

      Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

Standardized measure of discounted future net cash flows

	At December 31,

	2003	2002

	(Millions)
Future cash inflows	$14,268	$10,904
Less:
Future production costs	2,434	2,828
Future development costs	1,303	1,215
Future income tax provisions	3,858	2,346

Future net cash flows	6,673	4,515
Less 10 percent annual discount for estimated timing of cash flows	3,324	2,243

Standardized measure of discounted future net cash flows	$3,349	$2,272

Sources of change in standardized measure of discounted future net cash flows

	2003	2002	2001

	(Millions)
Standardized measure of discounted future net cash flows beginning of period	$2,272	$1,432	$2,720
Changes during the year:
Sales of oil and gas produced, net of operating costs	(567)	(322)	(270)
Net change in prices and production costs	2,001	1,602	(3,945)
Extensions, discoveries and improved recovery, less estimated future costs	901	546	153
Development costs incurred during year	187	374	199
Changes in estimated future development costs	(159)	(326)	(41)
Purchase of reserves in place, less estimated future costs	78	—	1,069
Sales of reserves in place, less estimated future costs	(855)	(611)	(8)
Revisions of previous quantity estimates	(11)	(123)	(43)
Accretion of discount	341	203	426
Net change in income taxes	(773)	(537)	1,077
Other	(66)	34	95

Net changes	1,077	840	(1,288)

Standardized measure of discounted future net cash flows end of period	$3,349	$2,272	$1,432

THE WILLIAMS COMPANIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS

		Charged to
	Beginning	Costs and						Ending
	Balance	Expenses		Other		Deductions		Balance

	(Millions)
Year ended December 31, 2003:
Allowance for doubtful accounts — Accounts and notes receivables(a)	$111.8	$7.3		7.9	(j)	$14.8	(c)	$112.2
Price-risk management credit reserves(a)	250.4	2.6	(f)	—		213.2	(i)	39.8
Refining and processing plant major maintenance accrual(b)	2.7	1.4		—		—		4.1
Year ended December 31, 2002:
Allowance for doubtful accounts —
Accounts and notes receivables(a)	251.8	22.4		—		162.4	(c)	111.8
Other noncurrent assets(a)	103.2	256.0		1,720.0	(e)	2,079.2	(c)	—
Price-risk management credit reserves(a)	648.2	(397.8	)(f)	—		—		250.4
Refining and processing plant major maintenance accrual(b)	1.2	1.5		—		—		2.7
Year ended December 31, 2001:
Allowance for doubtful accounts— Accounts and notes receivables(a)	6.9	98.4		145.6	(g)	(.9	)(c)	251.8
Other noncurrent assets(a)	—	103.2		—		—		103.2
Price-risk management credit reserves(a)	60.9	728.5	(f)	(141.2	)(h)	—		648.2
Refining and processing plant major maintenance accrual(b)	6.0	1.2		—		6.0	(d)	1.2

(a)	Deducted from related assets.

(b)	Included in liabilities.

(c)	Represents balances written off, net of recoveries and reclassifications.

(d)	Represents payments made.

(e)	Reflects a reclassification of amounts included in the liability for Guarantees and payment obligations related to WilTel at December 31, 2002 (see Note 2 of Notes to Consolidated Financial Statements).

(f)	Included in revenue.

(g)	Reflects a reclassification of the reserve related to Enron from Price-risk management credit reserves to Allowance for doubtful accounts — Accounts and notes receivable and amounts related to acquisitions of businesses.

(h)	Reflects a reclassification of the reserve related to Enron from Price-risk management credit reserves to Allowance for doubtful accounts — Accounts and notes receivable.

(i)	Reflects cumulative effect of change in accounting principle related to EITF 02-3 (see Note 1 of Notes to Consolidated Financial Statements).

(j)	Reflects allowances for accounts receivable charged to costs and expenses for a discontinued operation whose receivables were not held for sale.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, these Disclosure Controls are effective.

      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or its internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.

      As further described in Note 1 of our Consolidated Financial Statements included in Part II, we have corrected certain prior period items related to our Power business. A significant portion of the adjustments related to the accounting treatment of certain derivative contract terminations occurring in 2001. These adjustments were identified in 2003 because of additional analysis of account reconciliations. As a result, changes were made earlier in 2003 to improve Power’s processes of accounting for and monitoring of these types of transactions. Additionally, we have identified certain portions of our account reconciliation process whereby the controls and policies are in the process of being enhanced across all business segments.

      Notwithstanding the above, management believes that its current controls are effective. In addition, there has been no material change in our Internal Controls that occurred during the registrant’s fourth fiscal quarter.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the headings “Board of Directors — Board Committees”, “Election of Directors”, and “Principal Accounting Fees and Services” in our Proxy Statement prepared for the solicitation of proxies in connection with our Annual Meeting of Stockholders to be held May 20, 2004 (Proxy Statement), which information is incorporated by reference herein.

      Information regarding our executive officers required by Item 401 of Regulation S-K is presented as Item 4A herein as permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

      Information required by Item 405 of Regulation S-K will be included under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which information is incorporated by reference herein.

      We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller, or persons performing similar functions. The Code of Ethics, together with our Corporate Governance Principles, the charters for each of our board committees, and our Code of Business Conduct applicable to all employees are available on our Internet website at http://williams.com. We will provide, free of charge, a copy of our Code of Ethics or any of our other corporate documents listed above upon written request to our Secretary at Williams, One Williams Center, Suite 4100, Tulsa, Oklahoma 74172. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our Internet website at http://williams.com under the Investor Relations caption, promptly following the date of any such amendment or waiver.

Item 11.	Executive Compensation

      The information required by Item 402 of Regulation S-K regarding executive compensation will be presented under the headings “Board of Directors” and “Executive Compensation and Other Information” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the headings “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” in our Proxy Statement is not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information regarding the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be presented under the headings “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which information is incorporated by reference herein.

EQUITY COMPENSATION STOCK PLANS

Securities authorized for issuance under equity compensation plans

      The following table provides information concerning our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003, including The Williams Companies, Inc. 2002 Incentive Plan, The Williams Companies, Inc. 2001 Stock Plan, The Williams Companies, Inc. Stock Plan for Non-Officer Employees, The Williams Companies, Inc. 1996 Stock Plan, The Williams International Stock Plan, The Williams Companies, Inc. 1996 Stock Plan for Non-Employee Directors, The Williams Companies, Inc. 1988 Stock Option Plan for Non-Employee Directors, The Williams Companies, Inc. 1990 Stock Plan and The Williams Communications Stock Plan.

			Number of Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued upon Exercise	Exercise Price of	(Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and	Warrants and	in the 1st Column of
Plan Category	Rights(2)	Rights(3)	This Table)

Equity Compensation plans approved by security holders	20,403,860	$10.74	28,312,915
Equity Compensation plans not approved by security holders(1)	7,494,478	$26.12	0

Total	27,898,338	$14.63	28,312,915

(1)	As described in Note 14 of our Notes to Consolidated Financial Statements, these plans were terminated upon shareholder approval of the 2002 Incentive Plan. Options outstanding in these plans remain in the plans subject to their terms. Those options generally expire 10 years after the grant date.

(2)	Includes 2,262,386 shares of deferred stock.

(3)	Excludes the shares of deferred stock included in the 1st column of this table for which there is no weighted-average price.

Item 13.	Certain Relationships and Related Transactions

      The information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be presented under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, which information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

      The information regarding our principal accountant fees and services required by Item 9(e) of Schedule 14A will be presented under the heading “Principal Accounting Fees and Services” in our Proxy Statement, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1 and 2.

Page

Covered by report of independent auditors:
Consolidated statement of operations for each of the three years ended December 31, 2003	92
Consolidated balance sheet at December 31, 2003 and 2002	93
Consolidated statement of stockholders’ equity for each of the three years ended December 31, 2003	94
Consolidated statement of cash flows for each of the three years ended December 31, 2003	95
Notes to consolidated financial statements	96
Schedule for each of the three years ended December 31, 2003:
II — Valuation and qualifying accounts	172
Not covered by report of independent auditors:
Quarterly financial data (unaudited)	164
Supplemental oil and gas disclosures (unaudited)	168

      All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

      (a) 3 and (c). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation, as supplemented.
3.2*	—	Restated By-laws (filed as Exhibit 99.1 to Form 8-K filed January 19, 2000).
4.1*	—	Form of Senior Debt Indenture between Williams and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4.1 to Form S-3 filed September 8, 1997).
4.2*	—	Form of Floating Rate Senior Note (filed as Exhibit 4.3 to Form S-3 filed September 8, 1997).
4.3*	—	Form of Fixed Rate Senior Note (filed as Exhibit 4.4 to Form S-3 filed September 8, 1997).
4.4*	—	Fourth Supplemental Indenture between Williams and Bank One Trust Company, N.A., as Trustee, dated as of January 17, 2001 (filed as Exhibit 4(j) to Form 10-K for the fiscal year ended December 31, 2000).
4.5*	—	Fifth Supplemental Indenture between Williams and Bank One Trust Company, N.A., as Trustee, dated as of January 17, 2001 (filed as Exhibit 4(k) to Form 10-K for the fiscal year ended December 31, 2000).
4.6*	—	Sixth Supplemental Indenture dated January 14, 2002, between Williams and Bank One Trust Company, National Association, as Trustee (filed as Exhibit 4.1 to Form 8-K filed January 23, 2002).
4.7*	—	Seventh Supplemental Indenture dated March 19, 2002, between The Williams Companies, Inc. as Issuer and Bank One Trust Company, National Association, as Trustee (filed as Exhibit 4.1 to Form 10-Q filed May 9, 2002).
4.8	—	Eighth Supplemental Indenture dated as of June 3, 2002, between The Williams Companies, Inc., as Issuer and Bank One Trust Company, N.A., as Trustee.

Exhibit
No.		Description

4.9*	—	Ninth Supplemental Indenture dated June 10, 2003 between The Williams Companies, Inc. as Issuer and JPMorgan Chase Bank as Trustee (filed as Exhibit 4.1 to Form 10-Q filed August 12, 2003).
4.10*	—	Form of Senior Debt Indenture between Williams Holdings of Delaware, Inc. and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Williams Holdings of Delaware, Inc.’s Form 10-Q filed October 18, 1995).
4.11*	—	First Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and Citibank, N.A., as Trustee (filed as Exhibit 4(o) to Form 10-K for the fiscal year ended December 31, 1999).
4.12*	—	Senior Indenture dated February 25, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4.4.1 to MAPCO Inc.’s Amendment No. 1 to Form S-3 dated February 25, 1997).
4.13*	—	Supplemental Indenture No. 1 dated March 5, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4.(o) to MAPCO Inc.’s Form 10-K for the fiscal year ended December 31, 1997).
4.14*	—	Supplemental Indenture No. 2 dated March 5, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4.(p) to MAPCO Inc.’s Form 10-K for the fiscal year ended December 31, 1997).
4.15*	—	Supplemental Indenture No. 3 dated March 31, 1998, among MAPCO Inc., Williams Holdings of Delaware, Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(j) to Williams Holdings of Delaware, Inc.’s Form 10-K for the fiscal year ended December 31, 1998).
4.16*	—	Supplemental Indenture No. 4 dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(q) to Form 10-K for the fiscal year ended December 31, 1999).
4.17*	—	Revised Form of Indenture between Barrett Resources Corporation, as Issuer, and Bankers Trust Company, as Trustee, with respect to Senior Notes including specimen of 7.55% Senior Notes (filed as Exhibit 4.1 to Barrett Resources Corporation’s Amendment No. 2 to Registration Statement on Form S-3 filed February 10, 1997).
4.18*	—	First Supplemental Indenture dated 2001, between Barrett Resources Corporation, as Issuer, and Bankers Trust Company, as Trustee (filed as Exhibit 4.3 to Form 10-Q filed November 13, 2001).
4.19*	—	Second Supplemental Indenture dated as of August 2, 2001, among Barrett Resources Corporation, as Issuer, Resources Acquisition Corp., The Williams Companies, Inc. and Bankers Trust Company, as Trustee (filed as Exhibit 4.4 to Form 10-Q filed November 13, 2001).
4.20*	—	Form of Note (filed as Exhibit 4.2 and included in Exhibit 4.1 to Form 8-K filed January 23, 2002).
4.21*	—	Purchase Contract Agreement dated January 14, 2002, between Williams and JPMorgan Chase Bank, as Purchase Contract Agent (filed as Exhibit 4.3 to Form 8-K filed January 23, 2002).
4.22*	—	Form of Income PACS Certificate (filed as Exhibit 4.4 and included in Exhibit 4.3 to Form 8-K filed January 23, 2002).
4.23*	—	Pledge Agreement dated January 14, 2002, among Williams, Bank, as Purchase Contract Agent (filed as Exhibit 4.5 to Form 8-K filed January 23, 2002).
4.24*	—	Remarketing Agreement dated January 14, 2002, among Williams, JPMorgan Chase Bank, as Purchase Contract Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Agent (filed as Exhibit 4.6 to Form 8-K filed January 23, 2002).
4.25*	—	Indenture dated March 4, 2003, between Northwest Pipeline Corporation and JP Morgan Chase Bank, as Trustee (filed as Exhibit 4.1 to Form 10-Q filed May 13, 2003.
4.26*	—	Indenture dated as of May 28, 2003, by and between The Williams Companies, Inc. and JPMorgan Chase Bank, as Trustee for the issuance of the 5.50% Junior Subordinated Convertible Debentures due 2033 (filed as Exhibit 4.2 to Form 10-Q filed August 12, 2003).

Exhibit
No.		Description

4.27*	—	Registration Rights Agreement between The Williams Companies, Inc., as Issuer, and Lehman Brothers Inc., as Initial Purchaser dated May 28, 2003 (filed as Exhibit 4.3 to Form 10-Q filed August 12, 2003).
10.1*	—	The Williams Companies, Inc. Supplemental Retirement Plan effective as of January 1, 1988 (filed as Exhibit 10(iii)(c) to Form 10-K for the fiscal year ended December 31, 1987).
10.2	—	First Amendment to The Williams Companies, Inc. Supplemental Retirement Plan effective as of January 1, 1988.
10.3*	—	The Williams Companies, Inc. 1988 Stock Option Plan for Non-Employee Directors (filed as Exhibit A to the Proxy Statement dated March 14, 1988).
10.4*	—	The Williams Companies, Inc. 1990 Stock Plan (filed as Exhibit A to the Proxy Statement dated March 12, 1990).
10.5*	—	The Williams Companies, Inc. Stock Plan for Non-Officer Employees (filed as Exhibit 10(iii)(g) to Form 10-K for the fiscal year ended December 31, 1995).
10.6*	—	The Williams Companies, Inc. 1996 Stock Plan (filed as Exhibit A to the Proxy Statement dated March 27, 1996).
10.7*	—	The Williams Companies, Inc. 1996 Stock Plan for Non-Employee Directors (filed as Exhibit B to the Proxy Statement dated March 27, 1996).
10.8*	—	Indemnification Agreement effective as of August 1, 1986, among Williams, members of the Board of Directors and certain officers of Williams (filed as Exhibit 10(iii)(e) to Form 10-K for the year ended December 31, 1986).
10.9*	—	The Williams International Stock Plan (filed as Exhibit 10(iii)(l) to Form 10-K for the fiscal year ended December 31, 1998).
10.10*	—	Form of Stock Option Secured Promissory Note and Pledge Agreement among Williams and certain employees, officers and non-employee directors (filed as Exhibit 10(iii)(m) to Form 10-K for the fiscal year ended December 31, 1998).
10.11*	—	The Williams Companies, Inc. 2001 Stock Plan (filed as Exhibit 4.1 to Form S-8 filed August 1, 2001).
10.12*	—	The Williams Companies, Inc. 2002 Incentive Plan (filed as Appendix A to the Proxy Statement dated March 29, 2002).
10.13*	—	Special Amendment to The Williams Companies, Inc. 2002 Incentive Plan (filed as Exhibit B to the Proxy Statement dated March 28, 2003).
10.14*	—	Amended and Restated Separation Agreement dated April 23, 2001, between Williams and Williams Communications Group, Inc. (filed as Exhibit 99.1 to Form 8-K filed May 3, 2001).
10.15*	—	Second Amended Joint Chapter 11 Plan dated August 12, 2002, of Williams Communications Group, Inc. and CG Austria, Inc. (filed as Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 2002).
10.16*	—	Tax Cooperation Agreement dated July 26, 2002, by and between Williams and Williams Communications Group, Inc. (filed as Exhibit 10.47 to Form 10-K for the fiscal year ended December 31, 2002).
10.17*	—	Guaranty Indemnification Agreement dated July 26, 2002, by and between Williams and Williams Communications Group, Inc. (filed as Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).
10.18*	—	Underwriting Agreement dated January 7, 2002, between Williams and the several underwriters named therein (filed as Exhibit 1.1 to Form 8-K filed January 23, 2002).
10.19*	—	Form of Change in Control Severance Agreement between the Company and certain executive officers (filed as Exhibit 10.12 to Form 10-Q filed November 14, 2002).
10.20*	—	Settlement Agreement, by and among the Governor of the State of California and the several other parties named therein and The Williams Companies, Inc. and Williams Energy Marketing & Trading Company dated November 11, 2002 (filed as Exhibit 10.79 for Form 10-K for the fiscal year ended December 31, 2002).

Exhibit
No.		Description

10.21*	—	Purchase Agreement by and among Williams Gas Pipeline Company, LLC as Seller, The Williams Companies, Inc. and Loews Pipeline Holding Corp., as Buyer, for the purchase and sale of all the capital stock of Texas Gas Transmission Corporation, a Delaware Corporation, dated as of April 11, 2003 (filed as Exhibit 10.1 to Form 10-Q filed May 13, 2003).
10.22*	—	Purchase and Sale Agreement between Williams Production RMT Company and Williams Production Company, L.L.C., as Seller, and XTO Energy Inc., as Buyer dated April 9, 2003 filed as Exhibit 10.2 to Form 10-Q filed May 13, 2003).
10.23*	—	U.S. $500,000,000 Term Loan Agreement among Williams Production Holdings LLC, Williams Production RMT Company, as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc. and Banc of America Securities LLC as Joint Lead Arrangers, Citigroup USA, Inc. and JPMorgan Chase Bank, as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent dated as of May 30, 2003 (filed as Exhibit 10.1 to Form 10-Q filed August 12, 2003).
10.24*	—	Guarantee and Collateral Agreement made by Williams Production Holdings LLC, Williams Production RMT Company and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc. as Administrative Agent dated as of May 30, 2003 (filed as Exhibit 10.2 to Form 10-Q filed August 12, 2003).
10.25*	—	U.S. $800,000,000 Credit Agreement dated as of June 6, 2003, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, as Borrowers, Citibank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, as documentation Agreement, Citibank, N.A. and Bank of America, N.A. as Issuing Banks, the banks named therein as Banks and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Book Runners (filed as Exhibit 10.3 to Form 10-Q filed August 12, 2003).
10.26*	—	Security Agreement dated as of June 6, 2003, among The Williams Companies, Inc., as Grantor, Citibank, N.A., as Collateral Agent and Citibank, N.A. as Securities Intermediary (filed as Exhibit 10.4 to Form 10-Q filed August 12, 2003).
10.27*	—	Stock Purchase Agreement dated as of May 19, 2003, between MEHC Investment, Inc., MidAmerican Energy Holdings Company, and The Williams Companies, Inc. (filed as Exhibit 10.5 to Form 10-Q filed August 12, 2003).
10.28*	—	Purchase Agreement by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and WEG Acquisitions, L.P. as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of April 18, 2003 (filed as Exhibit 10.6 to Form 10-Q filed August 12, 2003).
10.29*	—	Amendment No. 1 to the Purchase Agreement dated as of April 18, 2003 by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and WEG Acquisitions, L.P. as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of May 5, 2003 (filed as Exhibit 10.7 to Form 10-Q filed August 12, 2003).
10.30*	—	Transition Services Agreement by and between The Williams Companies, Inc. and WEG Acquisitions, L.P. dated June 17, 2003 (filed as Exhibit 10.8 to Form 10-Q filed August 12, 2003).
10.31*	—	New Omnibus Agreement among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. dated as of June 17, 2003 (filed as Exhibit 10.9 to Form 10-Q filed August 12, 2003).
10.32*	—	Assumption Agreement dated June 17, 2003 by and between The Williams Companies, Inc. and WEG Acquisitions, L.P. (filed as Exhibit 10.10 to Form 10-Q filed August 12, 2003).

Exhibit
No.		Description

10.33	—	Asset Sale and Purchase Agreement by and among Williams Alaska Petroleum, Inc., as Seller, The Williams Companies, Inc., as Guarantor, and Flint Hills Resources, LLC, as Buyer dated as of November 17, 2003.
10.34	—	Purchase Agreement by and among Koch Alaska Pipeline Company , LLC (Buyer), Williams Energy Services, LLC (Seller and The Williams Companies, Inc. (Williams Guarantor) dated November 17, 2003.
12	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
14	—	Code of Ethics.
20*	—	Definitive Proxy Statement of Williams for 2004 (to be filed with the Securities and Exchange Commission on or before April 12, 2004).
21	—	Subsidiaries of the registrant.
23.1	—	Consent of Independent Auditors, Ernst & Young LLP.
23.2	—	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.
23.3	—	Consent of Independent Petroleum Engineers and Geologists, Miller and Lents, LTD.
24	—	Power of Attorney together with certified resolution.
31.1	—	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

      (b) Reports on Form 8-K. During fourth-quarter 2003, we filed the following Form 8-Ks:

October 8, 2003	Item 5 — Other Events
Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Item 9 — Regulation FD Disclosure
October 22, 2003	Item 5 — Other Events
Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Item 9 — Regulation FD Disclosure
October 23, 2003	Item 5 — Other Events
Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Item 9 — Regulation FD Disclosure
November 6, 2003	Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Item 9 — Regulation FD Disclosure
Item 12 — Results of Operations and Financial Condition Williams issued a press release dated November 6, 2003 announcing its financial results for the quarter-ended September 30, 2003.
November 7, 2003	Item 5 — Other Events
Item 7 — Financial Statements, Proforma Financial Information and Exhibits
November 17, 2003	Item 5 — Other Events
Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Item 9 — Regulation FD Disclosure
November 21, 2003	Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Item 9 — Regulation FD Disclosure
November 21, 2003	Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Item 9 — Regulation FD Disclosure
November 24, 2003	Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Item 9 — Regulation FD Disclosure
December 19, 2003	Item 9 — Regulation FD Disclosure
December 22, 2003	Item 5 — Other Events
Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Item 9 — Regulation FD Disclosure

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

Brian K. Shore
Attorney-in-fact

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. MALCOLM* Steven J. Malcolm	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2004

/s/ DONALD R. CHAPPEL* Donald R. Chappel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ GARY R. BELITZ* Gary R. Belitz	Controller (Principal Accounting Officer)	March 15, 2004

/s/ HUGH M. CHAPMAN* Hugh M. Chapman	Director	March 15, 2004

/s/ THOMAS H. CRUIKSHANK* Thomas H. Cruikshank	Director	March 15, 2004

/s/ WILLIAM E. GREEN* William E. Green	Director	March 15, 2004

/s/ W.R. HOWELL* W.R. Howell	Director	March 15, 2004

/s/ CHARLES M. LILLIS* Charles M. Lillis	Director	March 15, 2004

/s/ GEORGE A. LORCH* George A. Lorch	Director	March 15, 2004

/s/ WILLIAM G. LOWRIE* William G. Lowrie	Director	March 15, 2004

Signature		Title	Date

/s/ FRANK T. MACINNIS* Frank T. MacInnis		Director	March 15, 2004

/s/ JANICE D. STONEY* Janice D. Stoney		Director	March 15, 2004

/s/ JOSEPH H. WILLIAMS* Joseph H. Williams		Director	March 15, 2004

*By:	/s/ BRIAN K. SHORE Brian K. Shore Attorney-in-fact		March 15, 2004

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	—	Restated Certificate of Incorporation, as supplemented.
3.2*	—	Restated By-laws (filed as Exhibit 99.1 to Form 8-K filed January 19, 2000).
4.1*	—	Form of Senior Debt Indenture between Williams and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4.1 to Form S-3 filed September 8, 1997).
4.2*	—	Form of Floating Rate Senior Note (filed as Exhibit 4.3 to Form S-3 filed September 8, 1997).
4.3*	—	Form of Fixed Rate Senior Note (filed as Exhibit 4.4 to Form S-3 filed September 8, 1997).
4.4*	—	Fourth Supplemental Indenture between Williams and Bank One Trust Company, N.A., as Trustee, dated as of January 17, 2001 (filed as Exhibit 4(j) to Form 10-K for the fiscal year ended December 31, 2000).
4.5*	—	Fifth Supplemental Indenture between Williams and Bank One Trust Company, N.A., as Trustee, dated as of January 17, 2001 (filed as Exhibit 4(k) to Form 10-K for the fiscal year ended December 31, 2000).
4.6*	—	Sixth Supplemental Indenture dated January 14, 2002, between Williams and Bank One Trust Company, National Association, as Trustee (filed as Exhibit 4.1 to Form 8-K filed January 23, 2002).
4.7*	—	Seventh Supplemental Indenture dated March 19, 2002, between The Williams Companies, Inc. as Issuer and Bank One Trust Company, National Association, as Trustee (filed as Exhibit 4.1 to Form 10-Q filed May 9, 2002).
4.8	—	Eighth Supplemental Indenture dated as of June 3, 2002, between The Williams Companies, Inc., as Issuer and Bank One Trust Company, N.A., as Trustee.
4.9*	—	Ninth Supplemental Indenture dated June 10, 2003 between The Williams Companies, Inc. as Issuer and JPMorgan Chase Bank as Trustee (filed as Exhibit 4.1 to Form 10-Q filed August 12, 2003).
4.10*	—	Form of Senior Debt Indenture between Williams Holdings of Delaware, Inc. and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to Williams Holdings of Delaware, Inc.’s Form 10-Q filed October 18, 1995).
4.11*	—	First Supplemental Indenture dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and Citibank, N.A., as Trustee (filed as Exhibit 4(o) to Form 10-K for the fiscal year ended December 31, 1999).
4.12*	—	Senior Indenture dated February 25, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4.4.1 to MAPCO Inc.’s Amendment No. 1 to Form S-3 dated February 25, 1997).
4.13*	—	Supplemental Indenture No. 1 dated March 5, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4.(o) to MAPCO Inc.’s Form 10-K for the fiscal year ended December 31, 1997).
4.14*	—	Supplemental Indenture No. 2 dated March 5, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4.(p) to MAPCO Inc.’s Form 10-K for the fiscal year ended December 31, 1997).
4.15*	—	Supplemental Indenture No. 3 dated March 31, 1998, among MAPCO Inc., Williams Holdings of Delaware, Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(j) to Williams Holdings of Delaware, Inc.’s Form 10-K for the fiscal year ended December 31, 1998).
4.16*	—	Supplemental Indenture No. 4 dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(q) to Form 10-K for the fiscal year ended December 31, 1999).

Exhibit
No.		Description

4.17*	—	Revised Form of Indenture between Barrett Resources Corporation, as Issuer, and Bankers Trust Company, as Trustee, with respect to Senior Notes including specimen of 7.55% Senior Notes (filed as Exhibit 4.1 to Barrett Resources Corporation’s Amendment No. 2 to Registration Statement on Form S-3 filed February 10, 1997).
4.18*	—	First Supplemental Indenture dated 2001, between Barrett Resources Corporation, as Issuer, and Bankers Trust Company, as Trustee (filed as Exhibit 4.3 to Form 10-Q filed November 13, 2001).
4.19*	—	Second Supplemental Indenture dated as of August 2, 2001, among Barrett Resources Corporation, as Issuer, Resources Acquisition Corp., The Williams Companies, Inc. and Bankers Trust Company, as Trustee (filed as Exhibit 4.4 to Form 10-Q filed November 13, 2001).
4.20*	—	Form of Note (filed as Exhibit 4.2 and included in Exhibit 4.1 to Form 8-K filed January 23, 2002).
4.21*	—	Purchase Contract Agreement dated January 14, 2002, between Williams and JPMorgan Chase Bank, as Purchase Contract Agent (filed as Exhibit 4.3 to Form 8-K filed January 23, 2002).
4.22*	—	Form of Income PACS Certificate (filed as Exhibit 4.4 and included in Exhibit 4.3 to Form 8-K filed January 23, 2002).
4.23*	—	Pledge Agreement dated January 14, 2002, among Williams, Bank, as Purchase Contract Agent (filed as Exhibit 4.5 to Form 8-K filed January 23, 2002).
4.24*	—	Remarketing Agreement dated January 14, 2002, among Williams, JPMorgan Chase Bank, as Purchase Contract Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Agent (filed as Exhibit 4.6 to Form 8-K filed January 23, 2002).
4.25*	—	Indenture dated March 4, 2003, between Northwest Pipeline Corporation and JP Morgan Chase Bank, as Trustee (filed as Exhibit 4.1 to Form 10-Q filed May 13, 2003.
4.26*	—	Indenture dated as of May 28, 2003, by and between The Williams Companies, Inc. and JPMorgan Chase Bank, as Trustee for the issuance of the 5.50% Junior Subordinated Convertible Debentures due 2033 (filed as Exhibit 4.2 to Form 10-Q filed August 12, 2003).
4.27*	—	Registration Rights Agreement between The Williams Companies, Inc., as Issuer, and Lehman Brothers Inc., as Initial Purchaser dated May 28, 2003 (filed as Exhibit 4.3 to Form 10-Q filed August 12, 2003).
10.1*	—	The Williams Companies, Inc. Supplemental Retirement Plan effective as of January 1, 1988 (filed as Exhibit 10(iii)(c) to Form 10-K for the fiscal year ended December 31, 1987).
10.2	—	First Amendment to The Williams Companies, Inc. Supplemental Retirement Plan effective as of January 1, 1988.
10.3*	—	The Williams Companies, Inc. 1988 Stock Option Plan for Non-Employee Directors (filed as Exhibit A to the Proxy Statement dated March 14, 1988).
10.4*	—	The Williams Companies, Inc. 1990 Stock Plan (filed as Exhibit A to the Proxy Statement dated March 12, 1990).
10.5*	—	The Williams Companies, Inc. Stock Plan for Non-Officer Employees (filed as Exhibit 10(iii)(g) to Form 10-K for the fiscal year ended December 31, 1995).
10.6*	—	The Williams Companies, Inc. 1996 Stock Plan (filed as Exhibit A to the Proxy Statement dated March 27, 1996).
10.7*	—	The Williams Companies, Inc. 1996 Stock Plan for Non-Employee Directors (filed as Exhibit B to the Proxy Statement dated March 27, 1996).
10.8*	—	Indemnification Agreement effective as of August 1, 1986, among Williams, members of the Board of Directors and certain officers of Williams (filed as Exhibit 10(iii)(e) to Form 10-K for the year ended December 31, 1986).
10.9*	—	The Williams International Stock Plan (filed as Exhibit 10(iii)(l) to Form 10-K for the fiscal year ended December 31, 1998).
10.10*	—	Form of Stock Option Secured Promissory Note and Pledge Agreement among Williams and certain employees, officers and non-employee directors (filed as Exhibit 10(iii)(m) to Form 10-K for the fiscal year ended December 31, 1998).
10.11*	—	The Williams Companies, Inc. 2001 Stock Plan (filed as Exhibit 4.1 to Form S-8 filed August 1, 2001).

Exhibit
No.		Description

10.12*	—	The Williams Companies, Inc. 2002 Incentive Plan (filed as Appendix A to the Proxy Statement dated March 29, 2002).
10.13*	—	Special Amendment to The Williams Companies, Inc. 2002 Incentive Plan (filed as Exhibit B to the Proxy Statement dated March 28, 2003).
10.14*	—	Amended and Restated Separation Agreement dated April 23, 2001, between Williams and Williams Communications Group, Inc. (filed as Exhibit 99.1 to Form 8-K filed May 3, 2001).
10.15*	—	Second Amended Joint Chapter 11 Plan dated August 12, 2002, of Williams Communications Group, Inc. and CG Austria, Inc. (filed as Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 2002).
10.16*	—	Tax Cooperation Agreement dated July 26, 2002, by and between Williams and Williams Communications Group, Inc. (filed as Exhibit 10.47 to Form 10-K for the fiscal year ended December 31, 2002).
10.17*	—	Guaranty Indemnification Agreement dated July 26, 2002, by and between Williams and Williams Communications Group, Inc. (filed as Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2002).
10.18*	—	Underwriting Agreement dated January 7, 2002, between Williams and the several underwriters named therein (filed as Exhibit 1.1 to Form 8-K filed January 23, 2002).
10.19*	—	Form of Change in Control Severance Agreement between the Company and certain executive officers (filed as Exhibit 10.12 to Form 10-Q filed November 14, 2002).
10.20*	—	Settlement Agreement, by and among the Governor of the State of California and the several other parties named therein and The Williams Companies, Inc. and Williams Energy Marketing & Trading Company dated November 11, 2002 (filed as Exhibit 10.79 for Form 10-K for the fiscal year ended December 31, 2002).
10.21*	—	Purchase Agreement by and among Williams Gas Pipeline Company, LLC as Seller, The Williams Companies, Inc. and Loews Pipeline Holding Corp., as Buyer, for the purchase and sale of all the capital stock of Texas Gas Transmission Corporation, a Delaware Corporation, dated as of April 11, 2003 (filed as Exhibit 10.1 to Form 10-Q filed May 13, 2003).
10.22*	—	Purchase and Sale Agreement between Williams Production RMT Company and Williams Production Company, L.L.C., as Seller, and XTO Energy Inc., as Buyer dated April 9, 2003 filed as Exhibit 10.2 to Form 10-Q filed May 13, 2003).
10.23*	—	U.S. $500,000,000 Term Loan Agreement among Williams Production Holdings LLC, Williams Production RMT Company, as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc. and Banc of America Securities LLC as Joint Lead Arrangers, Citigroup USA, Inc. and JPMorgan Chase Bank, as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent, and Lehman Commercial Paper Inc., as Administrative Agent dated as of May 30, 2003 (filed as Exhibit 10.1 to Form 10-Q filed August 12, 2003).
10.24*	—	Guarantee and Collateral Agreement made by Williams Production Holdings LLC, Williams Production RMT Company and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc. as Administrative Agent dated as of May 30, 2003 (filed as Exhibit 10.2 to Form 10-Q filed August 12, 2003).
10.25*	—	U.S. $800,000,000 Credit Agreement dated as of June 6, 2003, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, as Borrowers, Citibank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, as documentation Agreement, Citibank, N.A. and Bank of America, N.A. as Issuing Banks, the banks named therein as Banks and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Book Runners (filed as Exhibit 10.3 to Form 10-Q filed August 12, 2003).
10.26*	—	Security Agreement dated as of June 6, 2003, among The Williams Companies, Inc., as Grantor, Citibank, N.A., as Collateral Agent and Citibank, N.A. as Securities Intermediary (filed as Exhibit 10.4 to Form 10-Q filed August 12, 2003).
10.27*	—	Stock Purchase Agreement dated as of May 19, 2003, between MEHC Investment, Inc., MidAmerican Energy Holdings Company, and The Williams Companies, Inc. (filed as Exhibit 10.5 to Form 10-Q filed August 12, 2003).

Exhibit
No.		Description

10.28*	—	Purchase Agreement by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and WEG Acquisitions, L.P. as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of April 18, 2003 (filed as Exhibit 10.6 to Form 10-Q filed August 12, 2003).
10.29*	—	Amendment No. 1 to the Purchase Agreement dated as of April 18, 2003 by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and WEG Acquisitions, L.P. as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of May 5, 2003 (filed as Exhibit 10.7 to Form 10-Q filed August 12, 2003).
10.30*	—	Transition Services Agreement by and between The Williams Companies, Inc. and WEG Acquisitions, L.P. dated June 17, 2003 (filed as Exhibit 10.8 to Form 10-Q filed August 12, 2003).
10.31*	—	New Omnibus Agreement among WEG Acquisitions, L.P., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and The Williams Companies, Inc. dated as of June 17, 2003 (filed as Exhibit 10.9 to Form 10-Q filed August 12, 2003).
10.32*	—	Assumption Agreement dated June 17, 2003 by and between The Williams Companies, Inc. and WEG Acquisitions, L.P. (filed as Exhibit 10.10 to Form 10-Q filed August 12, 2003).
10.33	—	Asset Sale and Purchase Agreement by and among Williams Alaska Petroleum, Inc., as Seller, The Williams Companies, Inc., as Guarantor, and Flint Hills Resources, LLC, as Buyer dated as of November 17, 2003.
10.34	—	Purchase Agreement by and among Koch Alaska Pipeline Company , LLC (Buyer), Williams Energy Services, LLC (Seller and The Williams Companies, Inc. (Williams Guarantor) dated November 17, 2003.
12	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
14	—	Code of Ethics.
20*	—	Definitive Proxy Statement of Williams for 2004 (to be filed with the Securities and Exchange Commission on or before April 12, 2004).
21	—	Subsidiaries of the registrant.
23.1	—	Consent of Independent Auditors, Ernst & Young LLP.
23.2	—	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.
23.3	—	Consent of Independent Petroleum Engineers and Geologists, Miller and Lents, LTD.
24	—	Power of Attorney together with certified resolution.
31.1	—	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.