Form 10-Q
period 2004-03-31
WILLIAMS COMPANIES INC
filed 2004-05-06
CIK 107263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Registrant’s telephone number: (918) 573-2000

NO CHANGE

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

Yes (X) No (  )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (  )

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2004

Common Stock, $1 par value	519,823,776 Shares

The Williams Companies, Inc.
Index

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations—Three Months Ended March 31, 2004 and 2003	2
Consolidated Balance Sheet—March 31, 2004 and December 31, 2003	3
Consolidated Statement of Cash Flows—Three Months Ended March 31, 2004 and 2003	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	47
Item 4. Controls and Procedures	48
Part II. Other Information
Item 1. Legal Proceedings	49
Item 6. Exhibits and Reports on Form 8-K	49
$400,000,000 Credit Agreement
$100,000,000 Credit Agreement
First Amendment to the Term Loan Agreement
U.S. $1,000,000,000 Credit Agreement
Western Midstream Security Agreement
Pledge Agreement
Western Midstream Guaranty
Pipeline Holdco Guaranty
Computation of Ratio of Earnings to Fixed Charges
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO & CFO-18 U.S.C. Section 1350

     Certain matters discussed in this report, excluding historical information, include forward-looking statements — statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although Williams believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our 2003 Form 10-K.

The Williams Companies, Inc.

Consolidated Statement of Operations
(Unaudited)

	Three months
	ended March 31,
(Dollars in millions, except per-share amounts)	2004	2003*
Revenues:
Power	$2,296.4	$3,781.5
Gas Pipeline	342.9	323.3
Exploration & Production	165.2	243.9
Midstream Gas & Liquids	766.4	1,013.7
Other	12.6	28.0
Intercompany eliminations	(469.3)	(557.8)

Total revenues	3,114.2	4,832.6

Segment costs and expenses:
Costs and operating expenses	2,727.2	4,473.5
Selling, general and administrative expenses	85.4	107.4
Other expense - net	8.3	.6

Total segment costs and expenses	2,820.9	4,581.5

General corporate expenses	32.0	22.9

Operating income (loss):
Power	(11.1)	(130.5)
Gas Pipeline	145.0	149.4
Exploration & Production	48.6	111.7
Midstream Gas & Liquids	113.0	119.4
Other	(2.2)	1.1
General corporate expenses	(32.0)	(22.9)

Total operating income	261.3	228.2
Interest accrued	(243.3)	(352.8)
Interest capitalized	4.0	11.9
Interest rate swap loss	(8.1)	(2.8)
Investing income	10.5	46.3
Minority interest in income of consolidated subsidiaries	(4.8)	(3.5)
Other income - net	.8	22.1

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principles	20.4	(50.6)
Provision (benefit) for income taxes	15.0	(11.3)

Income (loss) from continuing operations	5.4	(39.3)
Income (loss) from discontinued operations	4.5	(13.9)

Income (loss) before cumulative effect of change in accounting principles	9.9	(53.2)
Cumulative effect of change in accounting principles	—	(761.3)

Net income (loss)	9.9	(814.5)
Preferred stock dividends	—	6.8

Income (loss) applicable to common stock	$9.9	$(821.3)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.01	$(.09)
Income (loss) from discontinued operations	.01	(.03)

Income (loss) before cumulative effect of change in accounting principles	.02	(.12)
Cumulative effect of change in accounting principles	—	(1.47)

Net income (loss)	$.02	$(1.59)

Weighted-average shares (thousands)	519,485	517,652
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.01	$(.09)
Income (loss) from discontinued operations	.01	(.03)

Income (loss) before cumulative effect of change in accounting principles	.02	(.12)
Cumulative effect of change in accounting principles	—	(1.47)

Net income (loss)	$.02	$(1.59)

Weighted-average shares (thousands)	525,752	517,652
Cash dividends per common share	$.01	$.01

*Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

See accompanying notes.

The Williams Companies, Inc.

Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per-share amounts)	2004	2003*
ASSETS
Current assets:
Cash and cash equivalents	$1,997.8	$2,315.7
Restricted cash	55.7	47.1
Restricted investments	283.6	93.2
Accounts and notes receivable less allowance of $102.8 ($112.2 in 2003)	1,511.0	1,638.4
Inventories	206.9	245.8
Derivative assets	4,037.1	3,166.8
Margin deposits	639.0	553.9
Assets of discontinued operations	136.6	409.3
Deferred income taxes	104.2	106.6
Other current assets and deferred charges	152.1	218.2

Total current assets	9,124.0	8,795.0
Restricted cash	142.3	159.8
Restricted investments	—	288.1
Investments	1,390.0	1,463.6
Property, plant and equipment, at cost	16,194.1	16,105.5
Less accumulated depreciation and depletion	(4,160.4)	(4,026.4)

	12,033.7	12,079.1
Derivative assets	3,386.8	2,495.6
Goodwill	1,014.5	1,014.5
Other assets and deferred charges	698.9	726.1

Total assets	$27,790.2	$27,021.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$3.3
Accounts payable	997.3	1,238.3
Accrued liabilities	843.0	950.2
Liabilities of discontinued operations	14.7	77.7
Derivative liabilities	4,083.4	3,064.2
Long-term debt due within one year	443.4	936.4

Total current liabilities	6,381.8	6,270.1
Long-term debt	10,824.8	11,039.8
Deferred income taxes	2,405.0	2,453.4
Derivative liabilities	3,130.5	2,124.1
Other liabilities and deferred income	926.3	948.2
Contingent liabilities and commitments (Note 11)
Minority interests in consolidated subsidiaries	87.7	84.1
Stockholders’ equity:
Common stock, $1 per share par value, 960 million shares authorized, 523 million issued in 2004, 521.4 million issued in 2003	523.0	521.4
Capital in excess of par value	5,205.8	5,195.1
Accumulated deficit	(1,422.0)	(1,426.8)
Accumulated other comprehensive loss	(209.1)	(121.0)
Other	(25.0)	(28.0)

	4,072.7	4,140.7
Less treasury stock (at cost), 3.2 million shares of common stock in 2004 and 2003	(38.6)	(38.6)

Total stockholders’ equity	4,034.1	4,102.1

Total liabilities and stockholders’ equity	$27,790.2	$27,021.8

* Certain amounts have been reclassified as described in Note 2 to Consolidated Financial Statements.

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
	2004	2003*
	(Millions)
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$5.4	$(39.3)
Adjustments to reconcile to cash provided (used) by operations:
Depreciation, depletion and amortization	163.6	167.7
Provision (benefit) for deferred income taxes	7.4	(22.3)
Provision for loss on investments, property and other assets	7.4	12.0
Net (gain) loss on disposition of assets	1.3	(.6)
Provision for uncollectible accounts	(3.8)	(2.0)
Minority interest in income of consolidated subsidiaries	4.8	3.5
Amortization of stock-based awards	4.1	17.2
Accrual for fixed rate interest included in the RMT note payable	—	33.0
Amortization of deferred set-up fee and fixed rate interest on RMT note payable	—	64.3
Cash provided (used) by changes in current assets and liabilities:
Restricted cash	2.8	2.5
Accounts and notes receivable	159.2	(44.3)
Inventories	38.9	39.4
Margin deposits	(85.4)	(48.7)
Other current assets and deferred charges	64.9	(60.3)
Accounts payable	(209.9)	(88.6)
Accrued liabilities	(107.9)	(163.5)
Changes in current and noncurrent derivative assets and liabilities	114.5	(10.9)
Changes in noncurrent restricted cash	(.1)	(.5)
Other, including changes in noncurrent assets and liabilities	8.5	(45.6)

Net cash provided (used) by operating activities of continuing operations	175.7	(187.0)
Net cash provided (used) by operating activities of discontinued operations	(72.9)	90.3

Net cash provided (used) by operating activities	102.8	(96.7)

FINANCING ACTIVITIES:
Payments of notes payable	(3.3)	(.1)
Proceeds from long-term debt	—	176.5
Payments of long-term debt	(708.3)	(360.5)
Proceeds from issuance of common stock	4.8	—
Dividends paid	(5.2)	(12.0)
Payments of debt issuance costs	—	(6.9)
Payments/dividends to minority interests	(1.2)	(.4)
Changes in restricted cash	6.3	(250.6)
Changes in cash overdrafts	(27.4)	(31.9)
Other—net	(.5)	.1

Net cash used by financing activities of continuing operations	(734.8)	(485.8)
Net cash used by financing activities of discontinued operations	—	(80.5)

Net cash used by financing activities	(734.8)	(566.3)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(127.8)	(235.1)
Proceeds from dispositions	.9	43.4
Purchases of investments/advances to affiliates	(.4)	(5.7)
Purchases of restricted investments	(235.9)	—
Proceeds from sales of businesses	279.9	636.2
Proceeds from sale of restricted investments	331.2	—
Proceeds from dispositions of investments and other assets	74.8	.1
Other—net	(9.3)	4.0

Net cash provided by investing activities of continuing operations	313.4	442.9
Net cash used by investing activities of discontinued operations	(.9)	(14.3)

Net cash provided by investing activities	312.5	428.6

Decrease in cash and cash equivalents	(319.5)	(234.4)
Cash and cash equivalents at beginning of period**	2,318.2	1,736.0

Cash and cash equivalents at end of period**	$1,998.7	$1,501.6

*	Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

**	Includes cash and cash equivalents of discontinued operations of $.9 million, $2.5 million, $98.4 million and $85.6 million at March 31, 2004, December 31, 2003, March 31, 2003 and December 31, 2002, respectively.

See accompanying notes.

The Williams Companies, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1. General

Company overview and outlook

     In February 2003, we outlined our planned business strategy in response to the events that significantly impacted the energy sector and our company during late 2001 and much of 2002, including the collapse of Enron and the severe decline of the telecommunications industry. The plan focused on migrating to an integrated natural gas business comprised of a strong, but smaller, portfolio of natural gas businesses; reducing debt; and increasing our liquidity through asset sales, strategic levels of financing and reductions in operating costs. The plan was designed to address near-term and medium-term debt and liquidity issues, to de-leverage the company with the objective of returning to investment grade status and to develop a balance sheet and cash flows capable of supporting and ultimately growing our remaining businesses.

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we successfully executed certain critical components of our plan during 2003. Key execution steps for 2004 and beyond include the completion of planned asset sales, additional reductions of our selling, general and administrative (SG&A) costs, the replacement of our cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash and continuation of efforts to exit from the Power business. Projected asset sales are expected to generate proceeds of approximately $800 million in 2004 and include the Alaska refinery and certain Midstream Gas & Liquids (Midstream) assets including the straddle plants in western Canada. On March 31, 2004, we completed the sale of our Alaska refinery and related assets for approximately $304 million (see Note 5).

     In April 2004, we entered into two new unsecured credit facilities totaling $500 million, which will be used primarily for issuing letters of credit. During April 2004, use of these new facilities released approximately $500 million of restricted cash, restricted investments and margin deposits (see Note 10). Also, on May 3, 2004, we entered into a new three-year $1 billion secured revolving credit facility. The revolving credit facility is secured by certain Midstream assets and a guarantee from Williams Gas Pipeline Company, LLC. (WGP) (see Note 10).

Power Business Status

     Since mid-2002, we have been pursuing a strategy of exiting the Power business and have worked with financial advisors to assist with this effort. To date, several factors have contributed to the difficulty of achieving a complete exit from this business, including the following with respect to the wholesale power industry:

•	oversupply position in most markets expected through the balance of the decade;

•	slow North American gas supply response to high gas prices; and

•	expectations of hybrid regulated/deregulated market structure for several years.

     As a result of these factors and the size of our Power business, the number of financially viable parties expressing an interest in purchasing the entire business has been limited. Additionally, the current and near term view of the wholesale power market, which we interpret as depressed, has strongly influenced these parties’ view of value and related risk associated with this business.

Notes (Continued)

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

     We continue to evaluate alternatives and discuss our plans and operating strategy for the Power business with our Board of Directors. As an alternative to continuing a plan of pursuing a complete exit from the Power business, we are evaluating whether the benefits of realizing the positive cash flows expected to be generated by this business through continued ownership exceed the benefits of a sale at a depressed price. If we pursue this alternative, we expect to continue our current program of managing this business to minimize financial risk, generate cash and manage existing contractual commitments.

Other

     Our accompanying interim consolidated financial statements do not include all notes in annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others, including asset impairments, loss accruals, and the change in accounting principles which, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2004, and results of operations and cash flows for the three months ended March 31, 2004 and 2003.

     During the second quarter of 2003, we corrected the accounting treatment previously applied to certain third-party derivative contracts during 2002 and 2001. We previously disclosed this in our Form 10-Q for the second quarter of 2003 and in our Form 10-K for the year ended December 31, 2003. Results for first-quarter 2003 include $13.7 million of revenue attributable to the prior periods. Our management, after consultation with our independent auditor, concluded that the effect of the previous accounting treatment was not material to 2003 and earlier periods and the trend of earnings.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Basis of presentation

     In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of the following components as discontinued operations (see Note 5):

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

Notes (Continued)

     Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations. We expect that other components of our business may be classified as discontinued operations in the future as those operations are sold or classified as held-for-sale.

     We have restated all segment information in the Notes to Consolidated Financial Statements for the prior period presented to reflect the discontinued operations noted above, consistent with the presentation in our 2003 Form 10-K. Certain other statement of operations, balance sheet and cash flow amounts have been reclassified to conform to the current classifications.

3. Cumulative effect of change in accounting principles

Energy commodity risk management and trading activities and revenues

     Effective January 1, 2003, we adopted EITF 02-3. As a result of initial application of this Issue, we reduced net income by $762.5 million (net of a $471.4 million benefit for income taxes) in first-quarter 2003. Approximately $755 million of the reduction in net income relates to Power, with the remainder relating to Midstream. The reduction of net income is reported as a cumulative effect of a change in accounting principle. The change resulted primarily from power tolling, load serving, transportation and storage contracts not meeting the definition of a derivative and no longer being reported at fair value.

Asset retirement obligations

     Effective January 1, 2003, we also adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” As required by the new standard, we recorded liabilities equal to the present value of expected future asset retirement obligations at January 1, 2003. As a result of the adoption of SFAS No. 143, we recorded a credit to earnings of $1.2 million (net of a $.1 million provision for income taxes) reflected as a cumulative effect of a change in accounting principle. In connection with adoption of SFAS No. 143, we changed our method of accounting to include salvage value of equipment related to producing wells in the calculation of depreciation. The impact of this change is included in the effect of adoption.

4. Provision (benefit) for income taxes

     The provision (benefit) for income taxes from continuing operations includes:

	Three months ended
	March 31,
	2004	2003
	(Millions)
Current:
Federal	$3.2	$6.3
State	1.8	4.7
Foreign	2.6	—

	7.6	11.0
Deferred:
Federal	(.6)	(16.6)
State	2.1	(3.0)
Foreign	5.9	(2.7)

	7.4	(22.3)

Total provision (benefit)	$15.0	$(11.3)

     The effective income tax rate for the three months ended March 31, 2004, is greater than the federal statutory rate due primarily to an accrual for income tax contingencies, net foreign operations, and state income taxes.

     The effective income tax rate for the three months ended March 31, 2003, is less than the federal statutory rate (less tax benefit) due primarily to an accrual for income tax contingencies and state income taxes.

Notes (Continued)

5. Discontinued operations

     During 2002, we began the process of selling assets and/or businesses to address liquidity issues. The businesses discussed below represent components that have been sold or approved for sale by our Board of Directors as of March 31, 2004; therefore, their results of operations (including any impairments, gains or losses), financial position and cash flows have been reflected in the consolidated financial statements and notes as discontinued operations.

Summarized results of discontinued operations

     The following table presents the summarized results of discontinued operations for the three months ended March 31, 2004 and March 31, 2003. Income from discontinued operations before income taxes for the first quarter of 2004 includes a charge of $17.4 million to adjust our accrued liability associated with certain Quality Bank litigation matters (see Note 11).

	Three months ended
	March 31,
	2004	2003
	(Millions)
Revenues	$245.5	$1,161.3

Income from discontinued operations before income taxes	.5	91.9
(Impairments) and gain (loss) on sales — net	6.9	(117.3)
Benefit (provision) for income taxes	(2.9)	11.5

Income (loss) from discontinued operations	$4.5	$(13.9)

Summarized assets and liabilities of discontinued operations

     The following table presents the summarized assets and liabilities of discontinued operations as of March 31, 2004 and December 31, 2003. The December 31, 2003, balances include the assets and liabilities of the Gulf Liquids New River Project LLC (Gulf Liquids) and the Alaska refining, retail and pipeline operations. The March 31, 2004 balances include Gulf Liquids and the remaining working capital amounts of the Alaska refining, retail and pipeline operations. The assets and liabilities for both time periods are reflected on the Consolidated Balance Sheet as current assets of discontinued operations and current liabilities of discontinued operations.

	March 31,	December 31,
	2004	2003
	(Millions)
Total current assets	$76.5	$143.4

Property, plant and equipment — net	58.7	263.9
Other non-current assets	1.4	2.0

Total non-current assets	60.1	265.9

Total assets	$136.6	$409.3

Total current liabilities	$13.7	$65.4

Long-term debt	—	.3
Other non-current liabilities	1.0	12.0

Total non-current liabilities	1.0	12.3

Total liabilities	$14.7	$77.7

Notes (Continued)

Held for sale at March 31, 2004

Gulf Liquids New River Project LLC

     During second-quarter 2003, our Board of Directors approved a plan authorizing management to negotiate and facilitate a sale of the assets of Gulf Liquids. The Gulf Liquids assets were previously written down to their estimated fair value less cost to sell at December 31, 2003. We estimated fair value based on a probability-weighted analysis of various scenarios, including expected sales prices, discounted cash flows and salvage valuations. During first-quarter 2004, we initiated a second bid process and expect the sale of these operations to be completed in mid-2004. These operations were part of the Midstream segment.

2004 completed transactions

Alaska refining, retail and pipeline operations

     On March 31, 2004, we completed the sale of our Alaska refinery, retail and pipeline and related assets for approximately $304 million (consisting of $279 million in cash and a $25 million short-term receivable), subject to closing adjustments for items such as the value of petroleum inventories. Throughout the sales negotiation process, we regularly reassessed the estimated fair value of these assets based on information obtained from the sales negotiations using a probability-weighted approach. We recognized a $3.6 million gain on the sale. The gain and an $8 million first-quarter 2003 impairment charge are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These operations were part of the previously reported Petroleum Services segment.

2003 Completed transactions

Canadian liquids operations

     During the third quarter of 2003, we completed the sale of certain gas processing, natural gas liquids fractionation, storage and distribution operations in western Canada and at our Redwater, Alberta plant for total proceeds of $246 million in cash. These operations were part of the Midstream segment.

Soda ash operations

     On September 9, 2003, we completed the sale of our soda ash mining facility located in Colorado. During 2003, ongoing sale negotiations continued to provide new information regarding estimated fair value, and, as a result, the carrying value of these assets was adjusted periodically as necessary. A first-quarter 2003 impairment charge of $5 million is included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. The soda ash operations were part of the previously reported International segment.

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

Bio-energy facilities

     On May 30, 2003, we completed the sale of our bio-energy operations for approximately $59 million in cash. These operations were part of the previously reported Petroleum Services segment.

Notes (Continued)

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

Midsouth refinery and related assets

     On March 4, 2003, we completed the sale of our refinery and other related operations located in Memphis, Tennessee for $455 million in cash. These assets were previously written down to their estimated fair value less cost to sell at December 31, 2002. We recognized a pre-tax gain on sale of $4.7 million in the first quarter of 2003. The gain on sale is included in (impairments) and gain (loss) on sale in the preceding table of summarized results of discontinued operations. These operations were part of the previously reported Petroleum Services segment.

Williams travel centers

     On February 27, 2003, we completed the sale of our travel centers for approximately $189 million in cash. We had previously written these assets down to their estimated fair value to sell at December 31, 2002, and did not recognize a significant gain or loss on the sale. These operations were part of the previously reported Petroleum Services segment.

Notes (Continued)

6. Earnings (loss) per share

     Basic and diluted earnings (loss) per common share are computed as follows:

	Three months ended
	March 31,
	2004	2003
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations	$5.4	$(39.3)
Convertible preferred stock dividends	—	(6.8)

Income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share	5.4	(46.1)

Basic weighted-average shares	519,485	517,652
Effect of dilutive securities:
Stock options	3,843	—
Deferred shares unvested	2,424	—

Diluted weighted-average shares	525,752	517,652

Earnings (loss) per share from continuing operations:
Basic	$.01	$(.09)
Diluted	$.01	$(.09)

     For the three months ended March 31, 2004, approximately 27.5 million weighted-average shares related to the assumed conversion of convertible debentures, as well as the related interest, have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive.

     For the three months ended March 31, 2003, approximately 1.7 million weighted-average stock options, approximately 14.7 million weighted-average shares related to the assumed conversion of 9 7/8 percent cumulative convertible preferred stock and approximately 3.2 million weighted-average unvested deferred shares, that otherwise would have been included, have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive.

Notes (Continued)

7. Employee benefit plans

     Net pension and other postretirement benefit expense for the three months ended March 31, 2004 and 2003 is as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three months		Three months
	ended March 31,		ended March 31,
	2004	2003	2004	2003
	(Millions)
Service cost	$7.0	$6.5	$1.5	$1.7
Interest cost	14.5	13.4	5.7	6.4
Expected return on plan assets	(14.9)	(13.8)	(3.1)	(3.5)
Amortization of transition obligation	—	—	.6	.7
Amortization of prior service cost (credit)	(.7)	(.6)	.2	.2
Recognized net actuarial loss	3.7	3.4	—	—
Regulatory asset amortization (deferral)	1.1	.1	1.6	2.7
Settlement/curtailment expense	—	1.5	—	—

Net periodic pension and postretirement benefit expense	$10.7	$10.5	$6.5	$8.2

     As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we expect to contribute approximately $60 million to our pension plans and approximately $15 million to our other postretirement benefit plans in 2004. As of March 31, 2004, $.7 million has been contributed to our pension plans and $2.5 million has been contributed to our other postretirement benefit plans. We presently anticipate contributing approximately an additional $59 million to fund our pension plans in 2004 for a total of approximately $60 million. We presently anticipate contributing approximately an additional $12 million to our other postretirement benefit plans in 2004 for a total of approximately $15 million.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our health care plan for retirees includes prescription drug coverage. Management is evaluating the impact of the Act on the future obligations of the plan. In accordance with FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the provisions of the Act are not reflected in any measures of benefit obligations or other postretirement benefit expense in the financial statements or accompanying notes. Authoritative guidance on the accounting for a federal subsidy is pending. That guidance, as currently drafted would require any change in obligation attributable to prior service be deferred and recognized over future periods if the plan is deemed to be actuarially equivalent and eligible for the subsidy. As proposed, this guidance would be effective for us beginning July 1, 2004.

Notes (Continued)

8. Stock-based compensation

     Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.”

	Three months ended
	March 31,
	2004	2003
	(Millions)
Net income (loss), as reported	$9.9	$(814.5)
Add: Stock-based employee compensation included in the Consolidated Statement of Operations, net of related tax effects	4.4	10.6
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7.4)	(14.7)

Pro forma net income (loss)	$6.9	$(818.6)

Earnings (loss) per share:
Basic-as reported	$.02	$(1.59)
Basic-pro forma	$.01	$(1.59)
Diluted-as reported	$.02	$(1.59)
Diluted-pro forma	$.01	$(1.59)

     Pro forma amounts for 2004 include compensation expense from awards of our company stock made in 2004, 2003, 2002 and 2001. Also included in the 2004 pro forma expense is $1 million of incremental expense associated with the stock option exchange program described below. Pro forma amounts for 2003 include compensation expense from awards made in 2003, 2002 and 2001.

     Since compensation expense for stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

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

Notes (Continued)

9. Inventories

     Inventories at March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003
	(Millions)
Finished goods:
Refined products	$19.1	$8.0
Natural gas liquids	51.0	40.6

	70.1	48.6
Natural gas in underground storage	74.4	132.5
Materials, supplies and other	62.4	64.7

	$206.9	$245.8

10. Debt and banking arrangements

Notes payable and long-term debt

     Notes payable and long-term debt at March 31, 2004 and December 31, 2003, are as follows:

	Weighted-
	Average
	Interest	March 31,	December 31,
	Rate (1)	2004	2003
	(Millions)
Secured notes payable	—%	$—	$3.3

Long-term debt:
Secured long-term debt
Notes, 6.62%-9.45%, payable through 2016	8.0%	$234.7	$243.7
Notes, adjustable rate, payable through 2016	3.3%	596.7	603.7
Unsecured long-term debt
Debentures, 5.5%-10.25%, payable through 2033	7.0%	1,645.6	1,645.2
Notes, 6.125%-9.25%, payable through 2032 (2)	7.5%	8,712.0	9,404.3
Other, payable through 2007	4.0%	79.2	79.3

		11,268.2	11,976.2
Long-term debt due within one year		(443.4)	(936.4)

Total long-term debt		$10,824.8	$11,039.8

(1)	At March 31, 2004.

(2)	Includes $1.1 billion of 6.5 percent notes payable 2007, subject to remarketing in November 2004, discussed below.

     Long-term debt includes $1.1 billion of 6.5 percent notes, payable in 2007, which are subject to remarketing in 2004. These FELINE PACS include equity forward contracts that require the holder to purchase shares of our common stock in 2005. If a remarketing is unsuccessful in 2004 and a second remarketing in February 2005 is unsuccessful as defined in the offering document for the FELINE PACS, then we could exercise our right to foreclose on the notes in order to satisfy the obligation of the holders of the equity forward contracts requiring the holder to purchase our common stock. This would be a non-cash transaction.

Notes (Continued)

     On February 25, 2004, our Exploration & Production segment amended its $500 million secured variable rate note. The amendment reduced the floating interest rate from the London InterBank Offered Rate (LIBOR) plus 3.75 percent to LIBOR plus 2.5 percent. The amendment also extended the maturity date from May 30, 2007 to May 30, 2008. The amendment provides for an additional reduction in the interest rate by 25 basis points, or 0.25 percent, if we meet certain credit-rating requirements. The significant covenants were not altered by the amendment.

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

     Revolving credit and letter of credit facilities

     The interest rate on our current $800 million secured revolving and letter of credit facility is variable at LIBOR plus .75 percent, or 1.84 percent at March 31, 2004. As of March 31, 2004, letters of credit totaling $268 million have been issued by the participating financial institutions under this facility and remain outstanding. No revolving credit loans were outstanding. At March 31, 2004, the amount of restricted investments securing this facility was $283.6 million, which collateralized the facility at approximately 106 percent.

     In April 2004, we entered into two unsecured bank revolving credit facilities totaling $500 million. These facilities provide for both borrowings and issuing letters of credit, but will be used primarily for issuing letters of credit. We are required to pay to the bank fixed fees at a weighted average rate of 3.64 percent on the total committed amount of the facilities. In addition, we pay interest on any borrowings at a fluctuating rate comprised of either a base rate or LIBOR. We were able to obtain the unsecured credit facilities because the bank syndicated its associated credit risk into the institutional investor market via a 144A offering. Upon the occurrence of certain credit events, outstanding letters of credit become cash collateralized creating a borrowing under the facilities, and concurrently the bank can deliver the facilities to the institutional investors, whereby the investors replace the bank as lender under the facilities. Upon such occurrence, we will pay:

•	(i) the fixed facility fee at a weighted average rate of 3.19 percent to the investors,

•	(ii) interest on borrowings under the $400 million facility equal to a fixed rate of 3.57 percent, and

•	(iii) interest on borrowings under the $100 million facility at a fluctuating LIBOR interest rate.

     The bank established trusts funded by the institutional investors, whereby the assets of the trusts serve as collateral to reimburse the bank for our borrowings in the event the facilities are delivered to the investors. We have no asset securitization or collateral requirements under the new facilities. During April 2004, use of these new facilities released approximately $500 million of restricted cash, restricted investments and margin deposits. Significant covenants under these facilities include the following:

•	limitations on certain payments, including a limitation on the payment of quarterly dividends to no greater than $.05 per common share (however, we are limited to $.02 per common share under a more restrictive covenant contained in our $800 million 8.625 percent senior unsecured notes);

•	limitations on asset sales;

•	limitations on the use of proceeds from permitted asset sales;

•	limitations on transactions with affiliates; and

•	limitations on the incurrence of additional indebtedness and issuance of disqualified stock, unless the fixed charge coverage ratio for our most recently ended four full fiscal quarters is at least 2 to 1, determined on a proforma basis.

     On May 3, 2004, we entered into a new three-year, $1 billion secured revolving credit facility which is available for borrowings and letters of credit. Northwest Pipeline Corporation (Northwest Pipeline) and Transcontinental Gas Pipeline Corporation (Transco) have access to $400 million each under the facility. The new facility is secured by certain Midstream assets, including substantially all of our southwest Wyoming, Wamsutter, San Juan Conventional, Manzanares and Torre Alta systems. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. We are also required to pay a commitment fee based on the unused portion of the facility, currently .375 percent. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings. Significant financial covenants under the credit agreement include:

•	ratio of Debt to Capitalization no greater than i) 75 percent for the period June 30, 2004 through December 31, 2004, ii) 70 percent for the period after December 31, 2004 through December 31, 2005, and iii) 65 percent for the remaining term of the agreement;

•	ratio of Debt to Capitalization no greater than 55 percent for Northwest Pipeline and Transco;

•	ratio of EBITDA to Interest, on a rolling four quarter basis (or, in the first year, building up to a rolling four quarter basis), no less than i) 1.5 for the period September 30, 2004 through March 31, 2005, ii) 2.0 for any period after March 31, 2005 through December 31, 2005, and iii) 2.5 for the remaining term of the agreement.

Notes (Continued)

     Issuances and retirements

     On March 15, 2004, we retired $679 million of senior, unsecured 9.25 percent notes. The amount represented the outstanding balance subsequent to the fourth-quarter 2003 tender which retired $721 million of the original $1.4 billion balance.

     A summary of significant retirements, payments and prepayments of long-term debt for the quarter ended March 31, 2004 is as follows:

		Principal
Issue/Terms	Due Date	Amount
		(Millions)
Retirements/payments/prepayments of long-term debt in 2004:
9.25% senior unsecured notes	2004	$678.5
Various notes, 6.62% - 9.45%	2004	22.7
Various notes, adjustable rate	2004	6.9

Notes (Continued)

11. Contingent liabilities and commitments

Rate and regulatory matters and related litigation

     Our interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $5 million for potential refund as of March 31, 2004.

Issues resulting from California energy crisis

     Power subsidiaries are engaged in power marketing in various geographic areas, including California. Prices charged for power by us and other traders and generators in California and other western states in 2000 and 2001 have been challenged in various proceedings including those before the FERC. These challenges include refund proceedings, California Independent System Operator (ISO) fines, summer 2002 90-day contracts, investigations of alleged market manipulation including withholding, gas indices and other gaming of the market, new long-term power sales to the state of California that were subsequently challenged and civil litigation relating to certain of these issues. We have entered into a settlement with the State of California and others that has resolved each of these issues as to the State, and in February 2004 we announced a settlement with certain California utilities that is expected to resolve these issues as to such utilities. However, certain of these issues remain open as to the FERC and other non-settling parties.

     Refund proceedings

     We and other suppliers of electricity in the California market are the subject of refund proceedings before the FERC. In December 2000, the FERC issued an order initiating the proceeding, which ultimately (by order dated June 19, 2001) established a refund methodology and set a refund period of October 2, 2000 to June 19, 2001. As a result of a hearing to determine refund liability for the market participants, a FERC administrative law judge issued findings on December 12, 2002, that estimated our refund obligation to the ISO at $192 million, excluding emissions costs and interest. The judge estimated that our refund obligation to the California Power Exchange (PX) was $21.5 million, excluding interest. However, the judge estimated that the ISO owes us $246.8 million, excluding interest, and that the PX owes us $31.7 million, excluding interest, and $2.9 million in charge backs. The estimates did not include $17 million in emissions costs that the judge found we are entitled to use as an offset to the refund liability, and the judge’s refund estimates are not based on final mitigated market clearing prices. On March 26, 2003, the FERC acted to largely adopt the judge’s order with a change to the gas methodology used to set the clearing price. As a result, Power recorded a first-quarter 2003 charge for refund obligations of $37 million. Net interest income related to amounts due from the counterparties is approximately $8 million through March 31, 2004. On October 16, 2003, the FERC issued an additional refund order granting rehearing in part and denying rehearing in part. This order is not expected to have a material effect on the refund calculation for us. However, pursuant to the October 16 order, the ISO has been ordered to calculate refunds for the market. This study is expected to be complete in early summer, 2004. Although we have entered into a global settlement with the State of California and various other parties that resolves the refund issues among the settling parties for the period of January 17, 2001 to June 19, 2001, we have potential refund exposure to non-settling parties (e.g., various California electric utilities). Therefore, we continue to participate in the FERC refund case and related proceedings. Challenges to virtually every aspect of the refund proceeding, including the refund period, are now pending at the Ninth Circuit Court of Appeals. No schedule has yet been established for hearing the appeals.

     On February 25, 2004, we announced a settlement agreement with California utilities, Southern California Edison and Pacific Gas & Electric (PG&E), to resolve our refund liability to the utilities as well as all other known disputes related to the California energy crisis of 2000 and 2001 (the “Utility Settlement”). The Utility Settlement was filed with the FERC on April 27, 2004. Comments and approval are pending. While only these two utilities were originally parties to the Utility Settlement with us, additional parties, including San Diego Gas & Electric, have now opted in and the Utility Settlement includes funding for refunds to all buyers in equal kind in the FERC refund period. Should any buyer opt out of the Utility Settlement, the refund amount in the Utility Settlement would be reduced and we would continue to litigate with that buyer regarding the refund issue and amount. If this settlement is approved, our outstanding receivables for the period of approximately $261 million will be partially offset by our settlement obligation of approximately $136 million. We will receive $108 million of our net $125 million receivable on an expedited basis. These funds will be largely used to repurchase PG&E receivables previously sold to Bear Stearns. The remainder of the receivable, in addition to accrued interest, is expected to be received within a year of the settlement. To be effective, the Utility Settlement must be approved by the FERC and the California Public Utilities Commission. Approval by the FERC will also resolve FERC investigations into physical and economic withholding. The Utility Settlement, if approved, will also resolve any claims by the settling parties regarding these issues. We recorded a charge of approximately $33 million in the fourth quarter of 2003 associated with the terms of this settlement.

Notes (Continued)

     In a separate but related proceeding, certain entities have also asked the FERC to revoke our authority to sell power from California-based generating units at market-based rates, to limit us to cost-based rates for future sales from such units and to order refunds of excessive rates, with interest, retroactive to May 1, 2000, and possibly earlier. The Utility Settlement, if approved, will resolve this issue and we will maintain all existing authorities.

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

     Summer 2002 90-day contracts

     On May 2, 2002, PacifiCorp filed a complaint with the FERC against Power seeking relief from rates contained in three separate confirmation agreements between PacifiCorp and Power (known as the Summer 2002 90-Day Contracts). PacifiCorp filed similar complaints against three other suppliers. PacifiCorp alleged that the rates contained in the contracts are unjust and unreasonable. On June 26, 2003, the FERC affirmed the administrative law judge’s initial decision dismissing the complaints. PacifiCorp has appealed the FERC’s order to the United States Court of Appeals for the DC Circuit after the FERC denied rehearing of its order on November 10, 2003.

     Investigations of alleged market manipulation

     As a result of various allegations and FERC Orders, in 2002 the FERC initiated investigations of manipulation of the California gas and power markets. As they related to us, these investigations included economic and physical withholding, so-called “Enron Gaming Practices” and gas index manipulation.

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

     On March 26, 2003, the FERC issued a Staff Report addressing: (1) Enron trading practices, (2) an allegation in a June 2, 2002 New York Times article that we had attempted to corner the gas market, and (3) the allegations of gas price index manipulation which are discussed in more detail below in Reporting of natural gas-related information to trade publications. The Staff Report cleared us on the issue of cornering the market and contemplated or

Notes (Continued)

established further proceedings on the other two issues as to us and numerous other market participants. On June 25, 2003, the FERC issued a series of orders in response to the California parties’ March 3rd Report and the Staff Report. These orders resulted in further investigations regarding potential allegations of physical withholding, economic withholding, and a show cause order alleging that various companies engaged in Enron trading practices. On August 29, 2003, we entered into a settlement with the FERC trial staff of all Enron trading practices for approximately $45,000. The settlement was approved by the FERC on January 22, 2004. The investigations of physical and economic withholding are also continuing. Each of these FERC investigations of alleged market manipulation will be resolved pursuant to the Utility Settlement that is discussed above in Refund proceedings if that settlement is approved by the FERC.

     Long-term contracts

     In February 2001, during the height of the California energy crisis, we entered into a long-term power contract with the State of California to assist in stabilizing its market. This contract was later challenged by the State of California. This challenge resulted in settlement discussions being held between the State and us on the contract issue as well as other state initiated proceedings and allegations on market manipulation. A settlement was reached that resulted in us entering into a settlement agreement with the State of California and other non-Federal parties that includes renegotiated long-term energy contracts. These contracts are made up of block energy sales, dispatchable products and a gas contract. The settlement does not extend to criminal matters or matters of willful fraud, but also resolved civil complaints brought by the California Attorney General against us and the State of California’s refund claims that are discussed above. In addition, the settlement resolved ongoing investigations by the States of California, Oregon and Washington. The settlement was reduced to writing and executed on November 11, 2002. The settlement closed on December 31, 2002, after FERC issued an order granting our motion for partial dismissal from the refund proceedings. The dismissal affects our refund obligations to the settling parties, but not to other parties, such as investor-owned utilities. Pursuant to the settlement, the California Public Utilities Commission (CPUC) and California Electricity Oversight Board (CEOB) filed a motion on January 13, 2003 to withdraw their complaints against us regarding the original block energy sales contract. On June 26, 2003, the FERC granted the CPUC and CEOB joint motion to withdraw their respective complaints against us. Certain private class action and other civil plaintiffs who have initiated class action litigation against us and others in California based on allegations against us with respect to the California energy crisis also executed the settlement. Final approval by the court is needed to make the settlement effective as to plaintiffs and to terminate the class actions as to us. On October 24, 2003, the court granted a motion for preliminary approval of the settlement. The final approval hearing is currently scheduled for June 4, 2004. Upon approval, the majority of civil litigation involving us and California markets will be resolved. Some litigation by non-California plaintiffs, or relating to reporting of natural gas information to trade publications, as discussed below, will continue. As of March 31, 2004, pursuant to the terms of the settlement, we have transferred ownership of six LM6000 gas powered electric turbines, have made two payments totaling $72 million to the California Attorney General, and have funded a $15 million fee and expense fund associated with civil actions that are subject to the settlement. An additional $75 million remains to be paid to the California Attorney General (or his designee) over the next six years, with the final payment of $15 million due on January 1, 2010.

Notes (Continued)

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

Mobile Bay expansion

     On December 3, 2002, an administrative law judge at the FERC issued an initial decision in Transco’s general rate case which, among other things, rejected the recovery of the costs of Transco’s Mobile Bay expansion project from its shippers on a “rolled-in” basis and found that incremental pricing for the Mobile Bay expansion project is just and reasonable. The administrative law judge’s initial decision is subject to review by the FERC. On March 26, 2004, the FERC issued an Order on Initial Decision in which it reversed the administrative law judge’s holding and accepted Transco’s proposal for rolled in rates. Power holds long-term transportation capacity on the Mobile Bay expansion project. Had the FERC adopted the decision of the administrative law judge on the pricing of the Mobile Bay expansion project and also required that the decision be implemented effective September 1, 2001, Power could have been subject to surcharges of approximately $46 million, excluding interest, through March 31, 2004, in addition to increased costs going forward. On April 26, 2004, several parties, including Transco filed requests for rehearing of the FERC’s March 26, 2004 order.

Enron bankruptcy

     We have outstanding claims against Enron Corp. and various of its subsidiaries (collectively “Enron”) related to Enron’s bankruptcy filed in December 2001. In March 2002, we sold $100 million of our claims against Enron to a third party for $24.5 million. On December 23, 2003, Enron filed objections to these claims. Under the sales agreement, the purchaser of the claims may demand repayment of the purchase price, plus interest assessed at 7.5 percent per annum, for that portion of the claims still subject to objections 90 days following the initial objection. To date, the purchaser has not demanded repayment.

Environmental matters

     Continuing operations

     Since 1989, Transco has had studies under way to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests regarding such potential contamination of certain of its sites. Transco has identified polychlorinated biphenyl (PCB) contamination in compressor systems, soils and related properties at certain compressor station sites. Transco has also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, Transco commenced negotiations

Notes (Continued)

with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. The costs of any such remediation will depend upon the scope of the remediation. At March 31, 2004, Transco had accrued liabilities of $28 million related to PCB contamination, potential mercury contamination, and other toxic and hazardous substances.

     We also accrued environmental remediation costs for our natural gas gathering and processing facilities, primarily related to soil and groundwater contamination. At March 31, 2004, we had accrued liabilities totaling approximately $12 million for these costs.

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

     Agrico

     In connection with the 1987 sale of the assets of Agrico Chemical Company, we agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At March 31, 2004, we had accrued liabilities of approximately $10 million for such excess costs.

     Williams Energy Partners

     As part of our June 17, 2003 sale of Williams Energy Partners (see Note 5), we indemnified the purchaser for:

     (1) environmental cleanup costs resulting from certain conditions, primarily soil and groundwater contamination, at specified locations, to the extent such costs exceed a specified amount and

     (2) currently unidentified environmental contamination relating to operations prior to April 2002 and identified prior to April 2008.

     At March 31, 2004, we had accrued liabilities totaling approximately $9 million for these costs. In addition, we deferred approximately $113 million of the gain associated with our indemnifications, including environmental indemnifications, of the purchaser under the sales agreement. At March 31, 2004, we had a remaining deferred gain relating to this sale of approximately $95 million. When claims for performance under the indemnity for environmental matters are submitted by the purchaser and accepted by us, indemnification amounts for accepted claims are reclassified from the deferred gain to accrued liabilities. We anticipate ongoing performance under the indemnity provisions for environmental claims, and therefore, the amount of ultimate gain cannot be determined.

     During the first quarter of 2004, we have been engaged in discussions with the purchaser regarding a potential buyout of these indemnities in the form of a structured cash settlement. At the time of this filing, the discussions are in the advanced stages and it is reasonably possible that an agreement as to terms will be reached during the second quarter. If the agreement is completed as being discussed, we would reclassify a significant portion of the deferred gain to accrued liabilities in the second quarter.

     On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from our pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period from July 1, 1998 through July 2, 2001. In November 2001, we furnished our response. This matter has not become an enforcement proceeding. On March 11, 2004, the Department of Justice (DOJ) invited the new owner of the Williams Pipe Line, Magellan Midstream Partners, L.P. (Magellan), to enter into negotiations regarding alleged violations of the Clean Water Act and to sign a tolling agreement. No penalty has been assessed by the EPA; however, the DOJ stated in its letter that the maximum possible penalties were approximately $22 million for the alleged violations. It is anticipated that by providing additional clarification and through negotiations with the EPA and DOJ, that any proposed penalty will be reduced. We have indemnity obligations to Magellan related to this matter.

Notes (Continued)

     Other

     At March 31, 2004, we had accrued environmental liabilities totaling approximately $12 million related to our:

•	potential indemnification obligations to purchasers of our former retail petroleum and refining operations;

•	former propane marketing operations, petroleum products and natural gas pipelines, natural gas liquids fractionation;

•	a discontinued petroleum refining facility; and

•	exploration and production and mining operations.

     These costs include (1) certain conditions at specified locations related primarily to soil and groundwater contamination and (2) any penalty assessed on Williams Refining & Marketing, LLC (Williams Refining) associated with noncompliance with EPA’s benzene waste “NESHAP” regulations. In 2002, Williams Refining submitted to the EPA a self-disclosure letter indicating noncompliance with those regulations. This unintentional noncompliance had occurred due to a regulatory interpretation that resulted in under-counting the total annual benzene level at Williams Refining’s Memphis refinery. Also in 2002, the EPA conducted an all-media audit of the Memphis refinery. The EPA anticipates releasing a report of its audit findings in 2004. The EPA will likely assess a penalty on Williams Refining due to the benzene waste NESHAP issue, but the amount of any such penalty is not known. In connection with the sale of the Memphis refinery in March 2003, we indemnified the purchaser for any such penalty.

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

Other legal matters

     Royalty indemnifications

     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties which the producers may be required to pay as a result of such settlements. Transco, through its agent, Power, continues to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions that have no carrying value. Producers have received and may receive other demands, which could result in claims pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and Transco. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined.

     As a result of these settlements, Transco has been sued by certain producers seeking indemnification from Transco. Transco is currently a defendant in one lawsuit in which a producer has asserted damages, including interest calculated through March 31, 2004, of approximately $10 million. On July 11, 2003, at the conclusion of the trial, the judge ruled in Transco’s favor and subsequently entered a formal judgment. The plaintiff is seeking an appeal.

Notes (Continued)

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

     Securities class actions

     Numerous shareholder class action suits have been filed against us in the United States District Court for the Northern District of Oklahoma. The majority of the suits allege that we and co-defendants, WilTel Communications (WilTel), previously an owned subsidiary known as Williams Communications, and certain corporate officers, have acted jointly and separately to inflate the stock price of both companies. Other suits allege similar causes of action related to a public offering in early January 2002, known as the FELINE PACS offering. These cases were filed against us, certain corporate officers, all members of our Board of Directors and all of the offerings’ underwriters. These cases have all been consolidated and an order has been issued requiring separate amended consolidated complaints by our equity holders and WilTel equity holders. The underwriters of this offering have requested indemnification from these cases. If granted, costs incurred as a result of these indemnifications will not be covered by our insurance policies. The amended complaint of the WilTel securities holders was filed on September 27, 2002, and the amended complaint of our securities holders was filed on October 7, 2002. This amendment added numerous claims related to Power. In addition, four class action complaints have been filed against us, the members of our Board of Directors and members of our Benefits and Investment Committees under the Employee Retirement Income Security Act (ERISA) by participants in our 401(k) plan. A motion to consolidate these suits has been approved. On July 14, 2003, the Court dismissed us and our Board from the ERISA suits, but not the members of the Benefits and Investment Committees to whom we might have an

Notes (Continued)

indemnity obligation. If it is determined that we have an indemnity obligation, we expect that any costs incurred will be covered by our insurance policies. The Department of Labor is also independently investigating our employee benefit plans. On December 15, 2003, the court substantially denied the defendants’ motion to dismiss in the shareholder suits. On April 2, 2004, the purported class of our securities holders filed a partial motion for summary judgment with respect to certain disclosures made in connection with our public offerings during the class period. Derivative shareholder suits have been filed in state court in Oklahoma, all based on similar allegations. On August 1, 2002, a motion to consolidate and a motion to stay these Oklahoma suits pending action by the federal court in the shareholder suits was approved.

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

     TAPS Quality Bank

     Williams Alaska Petroleum, Inc. (WAPI) is actively engaged in administrative litigation being conducted jointly by the FERC and the Regulatory Commission of Alaska concerning the Trans-Alaska Pipeline System (TAPS) Quality Bank. Primary issues being litigated include the appropriate valuation of the naphtha, heavy distillate, vacuum gas oil and residual product cuts within the TAPS Quality Bank as well as the appropriate retroactive effects of the determinations. WAPI’s interest in these proceedings is material as the matter involves claims by crude producers and the State of Alaska for retroactive payments plus interest of up to $180 million. Due to the sale of WAPI’s interests on March 31, 2004, no future Quality Bank liability will accrue. Because of the complexity of the issues involved, however, the outcome cannot be predicted with certainty nor can the likely result be quantified. Certain periodic discussions have been held and continue among some of the litigants. Because of the number of parties involved and the diversity of positions, no comprehensive terms have been identified that could be considered probable to achieve final settlement among all parties. The FERC and RCA presiding administrative law judges are expected to render their joint and/or individual initial decision(s) sometime during the third quarter of 2004. Although we sold WAPI, we retained potential liability for any retroactive payments that may be awarded in these proceedings for the period ending on March 31, 2004.

     Other divestiture indemnifications

     Pursuant to various purchase and sale agreements relating to divested businesses and assets, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, environmental matters, right of way and other representations that we have provided. At March 31, 2004, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on results of operations in the period in which the claim is made.

     In addition to the foregoing, various other proceedings are pending against us which are incidental to our operations.

Notes (Continued)

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

Commitments

     Power has entered into certain contracts giving it the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are currently in operation throughout the continental United States. At March 31, 2004, Power’s estimated committed payments under these contracts are approximately $307 million for the remainder of 2004, range from approximately $397 million to $423 million annually through 2017 and decline over the remaining five years to $58 million in 2022. Total committed payments under these contracts over the next eighteen years are approximately $6.6 billion.

Guarantees

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

     In connection with the construction of a joint venture pipeline project, we guaranteed, through a put agreement, certain portions of the joint venture’s project financing in the event of nonpayment by the joint venture. Our potential liability under this guarantee ranges from zero percent to 100 percent of the outstanding project financing, depending on our ability and the other project members’ ability to meet certain performance criteria. As of March 31, 2004, the total outstanding project financing is $32.4 million. Our maximum potential liability is the full amount of the financing, but based on the current status of the project, it is likely that any obligation would be limited to 50 percent of the outstanding financing. As additional borrowings are made under the project financing facility, our potential exposure will increase. This guarantee expires in March 2005, and we have not accrued any amounts at March 31, 2004.

     We have guaranteed commercial letters of credit totaling $17 million on behalf of Accroven. These expire in January 2005, have no carrying value and are fully collateralized with cash.

      We have provided guarantees in the event of nonpayment by our previously owned communications subsidiary, WilTel, on certain lease performance obligations that extend through 2042 and have a maximum potential exposure of approximately $51 million at March 31, 2004. Our exposure declines systematically throughout the remaining term of WilTel’s obligations. The carrying value of these guarantees is approximately $46 million at March 31, 2004 and is recorded as a non-current liability.

     We have provided guarantees on behalf of certain partnerships in which we have an equity ownership interest. These generally guarantee operating performance measures and the maximum potential future exposure cannot be determined. These guarantees continue until we withdraw from the partnerships. No amounts have been accrued at March 31, 2004.

Notes (Continued)

12. Comprehensive income (loss)

     Comprehensive income (loss) from both continuing and discontinued operations is as follows:

	Three months ended
	March 31,
	2004	2003
	(Millions)
Net income (loss)	$9.9	$(814.5)
Other comprehensive income (loss):
Unrealized losses on securities	—	(4.2)
Net realized losses on securities	3.0	—
Unrealized losses on derivative instruments	(184.6)	(184.1)
Net reclassification into earnings of derivative instrument losses	46.7	15.3
Foreign currency translation adjustments	(5.3)	24.7
Minimum pension liability adjustment	.7	—

Other comprehensive loss before taxes	(139.5)	(148.3)
Income tax benefit on other comprehensive loss	51.4	66.2

Other comprehensive loss	(88.1)	(82.1)

Comprehensive loss	$(78.2)	$(896.6)

13. Segment disclosures

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

Segments – performance measurement

     We currently evaluate performance based upon segment profit (loss) from operations which, includes revenues from external and internal customers, operating costs and expenses, depreciation, depletion and amortization, equity earnings (losses) and income (loss) from investments including gains/losses on impairments related to investments accounted for under the equity method. Intersegment sales are generally accounted for at current market prices as if the sales were to unaffiliated third parties.

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

Notes (Continued)

13. Segment disclosures (continued)

			Exploration	Midstream
		Gas	&	Gas &
	Power	Pipeline	Production	Liquids	Other	Eliminations	Total
	(Millions)
Three months ended March 31, 2004
Segment revenues:
External	$2,029.6	$339.2	$(14.8)	$757.4	$2.8	$—	$3,114.2
Internal	245.2	3.7	180.0	9.0	9.8	(447.7)	—

Total segment revenues	2,274.8	342.9	165.2	766.4	12.6	(447.7)	3,114.2

Less intercompany interest rate swap loss	(21.6)	—	—	—	—	21.6	—

Total revenues	$2,296.4	$342.9	$165.2	$766.4	$12.6	$(469.3)	$3,114.2

Segment profit (loss)	$(32.7)	$148.5	$51.5	$117.7	$(8.7)	$—	$276.3
Less:
Equity earnings	—	3.8	2.9	4.9	—	—	11.6
Loss from investments	—	(.3)	—	(.2)	(6.5)	—	(7.0)
Intercompany interest rate swap loss	(21.6)	—	—	—	—	—	(21.6)

Segment operating income (loss)	$(11.1)	$145.0	$48.6	$113.0	$(2.2)	$—	293.3

General corporate expenses							(32.0)

Consolidated operating income							$261.3

Three months ended March 31, 2003
Segment revenues:
External	$3,512.5	$316.5	$(7.1)	$996.2	$14.5	$—	$4,832.6
Internal	263.1	6.8	251.0	17.5	13.5	(551.9)	—

Total segment revenues	3,775.6	323.3	243.9	1,013.7	28.0	(551.9)	4,832.6

Less intercompany interest rate swap loss	(5.9)	—	—	—	—	5.9	—

Total revenues	$3,781.5	$323.3	$243.9	$1,013.7	$28.0	$(557.8)	$4,832.6

Segment profit (loss)	$(136.4)	$151.2	$113.8	$116.2	$4.8	$—	$249.6
Less:
Equity earnings (loss)	—	1.8	2.1	(3.2)	3.7	—	4.4
Intercompany interest rate swap loss	(5.9)	—	—	—	—	—	(5.9)

Segment operating income (loss)	$(130.5)	$149.4	$111.7	$119.4	$1.1	$—	251.1

General corporate expenses							(22.9)

Consolidated operating income							$228.2

Notes (Continued)

13. Segment disclosures (continued)

	Total Assets
	March 31, 2004	December 31, 2003
	(Millions)
Power	$10,153.8	$8,690.1
Gas Pipeline	6,944.8	6,943.4
Exploration & Production	5,372.5	5,347.4
Midstream Gas & Liquids	4,805.4	4,781.1
Other	5,700.2	6,928.7
Eliminations	(5,323.1)	(6,078.2)

	27,653.6	26,612.5
Discontinued operations	136.6	409.3

Total	$27,790.2	$27,021.8

14. Recent accounting standards

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, the SEC staff, in a letter to the EITF Chairman, questioned whether leased mineral rights should be presented as intangible assets rather than property, plant and equipment. In March 2004, the EITF reached a consensus that all mineral rights should be considered tangible assets for accounting purposes. Therefore, no reclassification will be required.

ITEM 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operation

Recent Events and Company Outlook

     In February 2003, we outlined our planned business strategy in response to the events that significantly impacted the energy sector and our company during late 2001 and much of 2002, including the collapse of Enron and the severe decline of the telecommunications industry. The plan focused on migrating to an integrated natural gas business comprised of a strong, but smaller, portfolio of natural gas businesses; reducing debt; and increasing our liquidity through asset sales, strategic levels of financing and reductions in operating costs. The plan was designed to address near-term and medium-term debt and liquidity issues, to de-leverage the company with the objective of returning to investment grade status and to develop a balance sheet and cash flows capable of supporting and ultimately growing our remaining businesses.

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we successfully executed certain critical components of our plan during 2003. Key execution steps for 2004 and beyond include the following:

•	completion of planned asset sales, which are estimated to generate proceeds of approximately $800 million in 2004;

•	additional reductions of our SG&A costs;

•	the replacement of our cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash; and

•	continuation of our efforts to exit from the Power business.

     Projected asset sales in 2004 include the Alaska refinery and certain assets of our Midstream segment including the straddle plants in western Canada. On March 31, 2004, we completed the sale of our Alaska refinery and related assets for approximately $304 million (see Note 5 of Notes to Consolidated Financial Statements).

     In April 2004, we entered into two new unsecured credit facilities totaling $500 million, primarily for the purpose of issuing letters of credit. During April 2004, use of these facilities released approximately $500 million of restricted cash, restricted investments and margin deposits. Also, on May 3, 2004, we entered into a new three-year, $1 billion secured revolving credit facility. The revolving facility is secured by certain Midstream assets and a guarantee from WGP (see Note 10 of Notes to Consolidated Financial statements).

     As part of our planned strategy, on February 25, 2004, our Exploration & Production segment amended its $500 million secured note facility, which was originally due May 30, 2007. The amendment provided more favorable terms including a lower interest rate and an extension of the maturity by one year (see Note 10 of Notes to Consolidated Financial Statements).

     On March 15, 2004, we retired $679 million of senior unsecured 9.25 percent notes due March 15, 2004. The amount represented the outstanding balance subsequent to the fourth-quarter 2003 tender which retired $721 million of the original $1.4 billion balance. Long-term debt, excluding the current portion, at March 31, 2004 was approximately $10.8 billion.

Management’s Discussion and Analysis (Continued)

Power Business Status

     Since mid-2002, we have been pursuing a strategy of exiting the Power business and have worked with financial advisors to assist with this effort. To date, several factors have contributed to the difficulty of achieving a complete exit from this business, including the following with respect to the wholesale power industry:

•	oversupply position in most markets expected through the balance of the decade;

•	slow North American gas supply response to high gas prices; and

•	expectations of hybrid regulated/deregulated market structure for several years.

     As a result of these factors and the size of our Power business, the number of financially viable parties expressing an interest in purchasing the entire business have been limited. Additionally, the current and near term view of the wholesale power market, which we interpret as depressed, has strongly influenced these parties’ view of value and related risk associated with this business.

     Because market conditions may change, and we cannot determine the impact of this on a buyer’s point of view, amounts ultimately received in any portfolio sale, contract liquidation or realization may be significantly different from the estimated economic value or carrying values reflected in the Consolidated Balance Sheet. In addition, our tolling agreements are not derivatives and thus have no carrying value in the Consolidated Balance Sheet pursuant to the application of EITF 02-3. Based on current market conditions, certain of these agreements are forecasted to realize significant future losses. It is possible that we may sell contracts for less than their carrying value or enter into agreements to terminate certain obligations, either of which could result in significant future loss recognition or reductions of future cash flows.

     We continue to evaluate alternatives and discuss our plans and operating strategy for the Power business with our Board of Directors. As an alternative to continuing a plan of pursuing a complete exit from the Power business, we are evaluating whether the benefits of realizing the positive cash flows expected to be generated by this business through continued ownership exceed the benefits of a sale at a depressed price. If we pursue this alternative, we expect to continue our current program of managing this business to minimize financial risk, generate cash and manage existing contractual commitments.

General

     In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements and notes in Item 1 reflect the results of operations, financial position and cash flows through the date of sale, as applicable, of the following components as discontinued operations (see Note 5 of Notes to Consolidated Financial Statements):

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

Management’s Discussion and Analysis (Continued)

•	certain gas processing, natural gas liquids fractionation, storage and distribution operations in western Canada and at a plant in Redwater, Alberta, previously part of the Midstream segment;

•	refining, retail and pipeline operations in Alaska, part of the previously reported Petroleum Services segment; and

•	Gulf Liquids New River Project LLC, previously part of the Midstream segment.

     Unless indicated otherwise, the following discussion and analysis of results of operations, financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this document and our 2003 Annual Report on Form 10-K.

Results of operations

Consolidated overview

     The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2004. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended March 31,
			% Change From
	2004	2003	2003 (1)
	(Millions)
Revenues	$3,114.2	$4,832.6	-36%
Costs and expenses:
Costs and operating expenses	2,727.2	4,473.5	+39%
Selling, general and administrative expenses	85.4	107.4	+20%
Other expense - net	8.3	.6	-NM
General corporate expenses	32.0	22.9	-40%

Total costs and expenses	2,852.9	4,604.4	+38%
Operating income	261.3	228.2	+15%
Interest accrued - net	(239.3)	(340.9)	+30%
Interest rate swap loss	(8.1)	(2.8)	-189%
Investing income	10.5	46.3	-77%
Minority interest in income of consolidated subsidiaries	(4.8)	(3.5)	-37%
Other income - net	.8	22.1	-96%

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principles	20.4	(50.6)	+NM
Provision (benefit) for income taxes	15.0	(11.3)	-NM

Income (loss) from continuing operations	5.4	(39.3)	+NM
Income (loss) from discontinued operations	4.5	(13.9)	+NM

Income (loss) before cumulative effect of change in accounting principles	9.9	(53.2)	+NM
Cumulative effect of change in accounting principles	—	(761.3)	+NM

Net income (loss)	9.9	(814.5)	+NM
Preferred stock dividends	—	6.8	+NM

Income (loss) applicable to common stock	$9.9	$(821.3)	+NM

(1)	+ = Favorable Change; – = Unfavorable Change

NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

     Our revenues decreased $1,718.4 million due primarily to decreased revenues at our Power segment, our Midstream segment, and our Exploration & Production segment. Power revenues decreased approximately $1.5 billion due primarily to lower power, natural gas and crude and refined products sales volumes. Midstream’s revenues decreased $247.3 million due primarily to the sale of our wholesale propane business in fourth-quarter 2003, which resulted in lower product sales for natural gas liquids trading activities. In addition, Exploration & Production’s revenues decreased $78.7 million due primarily to lower production revenues from lower net realized average prices and lower production volumes as a result of property sales.

     Costs and operating expenses decreased $1,746.3 million due primarily to decreased costs and operating expenses at Power and Midstream. The decrease at Power is due primarily to lower power, natural gas and crude and refined products purchase volumes. The decrease at Midstream is due primarily to the 2003 sale of our wholesale propane business.

     Selling, general and administrative expenses decreased $22 million. This cost reduction is due primarily to reduced staffing levels at Power, reflective of our strategy to exit this business. Also contributing to the decrease was the absence of $11.8 million of expense related to the accelerated recognition of deferred compensation during 2003.

     Other expense – net, within operating income, in 2004 includes $6.1 million in fees related to the sale of PG&E receivables to Bear Stearns.

     General corporate expenses increased $9.1 million due primarily to increased third-party costs associated with the implementation of the Sarbanes-Oxley Act of 2002 and with efforts to evaluate and implement certain cost reduction strategies through internal initiatives and the potential outsourcing of certain services.

     Interest accrued – net decreased $101.6 million due primarily to:

•	$89.4 million lower interest expense and fees related to the RMT note payable, which was prepaid in May 2003 and partially refinanced at market rates;

•	$10.3 million lower amortization expense related to deferred debt issuance costs, primarily due to the reduction of debt;

•	a $3 million decrease reflecting lower average borrowing levels;

•	a $6 million decrease reflecting lower average interest rates on long-term debt; and

•	a $7.9 million decrease in capitalized interest, which offsets interest accrued, due primarily to completion of certain Midstream projects in the Gulf Coast Region.

     We entered into interest rate swaps with external counterparties primarily in support of the energy-trading portfolio (see Note 13 of Notes to Consolidated Financial Statements). The change in market value of these swaps was $5.3 million less favorable in 2004 than 2003. The total notional amount of these swaps was approximately $300 million at March 31, 2004 and March 31, 2003.

     Investing income decreased $35.8 million due primarily to:

•	$39.4 million lower interest income at Power as a result of 2003 accrual adjustments associated with certain 2003 FERC proceedings;

•	a $12 million impairment of a cost based investment related to Algar Telecom S.A. recognized in 2003;

•	$9.2 million higher equity earnings from Discovery Pipeline due primarily to the absence of unfavorable audit adjustments recorded at the partnership in 2003;

•	$6.5 million net unreimbursed Longhorn recapitalization advisory fees; and

•	$3.6 million of impairments during 2004 of certain international cost-based investments.

Management’s Discussion and Analysis (Continued)

     Other income – net, below operating income, includes a $2.6 million net gain in 2004 and a $12.5 million net gain in 2003. The net gain in 2004 consists of a $2.5 million foreign currency transaction loss on a Canadian dollar denominated note receivable, more than offset by a $5.1 million derivative gain on a forward contract to fix the U.S. dollar principal cash flows from the note receivable. In 2004, the gain from the forward contract exceeds the foreign currency translation loss from the note as the note balance was substantially reduced in 2003 but the size of the related forward contract was unchanged. The net gain in 2003 consists of a $29.2 million foreign currency transaction gain on the same note, offset by a $16.7 million derivative loss on the forward contract.

     The provision (benefit) for income taxes was unfavorable by $26.3 million due primarily to a pre-tax income in 2004 as compared to a pre-tax loss for 2003. The effective income tax rate for 2004 is greater than the federal statutory rate due primarily to an accrual for income tax contingencies, net foreign operations and state income taxes. The effective income tax rate for 2003 is less than the federal statutory rate (less tax benefit) due primarily to an accrual for income tax contingencies and state income taxes.

     In addition to the operating results from activities included in discontinued operations (see Note 5 of Notes to Consolidated Financial Statements), the 2004 gain from discontinued operations includes a pre-tax gain of $3.6 million on the sale of the Alaska refinery, retail and pipeline assets and an adjustment to increase the gain on the sale of our 100 percent general partnership interest and 54.6 percent limited partner investment in Williams Energy Partners recorded in June 2003 by $3.3 million. The 2003 loss from discontinued operations includes $117.3 million of pre-tax impairments, offset by a gain on sale as follows:

•	a $109 million impairment of Texas Gas Transmission;

•	an $8 million impairment of the Alaska refinery, retail and pipeline assets;

•	a $5 million impairment of the soda ash mining facility located in Colorado; and

•	a $4.7 million gain on the sale of a refinery and other related operations located in Memphis, Tennessee.

     The cumulative effect of change in accounting principles reduced net income for 2003 by $761.3 million due to a $762.5 million charge related to the adoption of EITF 02-3, slightly offset by $1.2 million related to the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (see Note 3 of Notes to Consolidated Financial Statements).

     In June 2003, we redeemed all of our outstanding 9.875 percent cumulative-convertible preferred shares.

Results of operations - segments

     We are currently organized into the following segments: Power, Gas Pipeline, Exploration & Production, Midstream and Other. Other primarily consists of corporate operations and certain continuing operations previously reported within the International and Petroleum Services segments. Our management currently evaluates performance based on segment profit (loss) from operations (see Note 13 of Notes to Consolidated Financial Statements).

     Prior period amounts have been restated to reflect these changes. The following discussions relate to the results of operations of our segments.

Power

Overview of three months ended March 31, 2004

     As described below, the continued effort to exit from the Power business, combined with liquidity constraints, and the effect of price changes on derivative contracts significantly influenced Power’s first-quarter 2004 operating results.

     In the first quarter of 2004, Power continued to focus on 1) terminating or selling all or portions of the portfolio, 2) maximizing cash flow, 3) reducing risk, and 4) managing existing contractual commitments. These efforts are consistent with our 2002 decision to sell all or portions of Power’s power, natural gas, and crude and refined products portfolios. The decrease in revenues, costs and selling, general and administrative expenses reflect our efforts to exit the Power business.

Management’s Discussion and Analysis (Continued)

     Lack of liquidity in long-term power and natural gas markets also caused a decrease in power revenues and costs. Due to this lack of liquidity, we were not able to replace certain long-term power and natural gas contracts that expired or were terminated in 2003.

     Lower interest rates caused losses on derivative contracts, which are reflected as a decrease in revenues. Increased natural gas prices primarily caused an increase in the fair value of gas derivative contracts, which is reflected as an increase in revenues.

     Key factors that influence Power’s financial condition and operating performance include the following:

•	prices of power and natural gas, including changes in the margin between power and natural gas prices;

•	changes in market liquidity, including changes in the ability to economically hedge the portfolio;

•	changes in power and natural gas price volatility;

•	changes in the regulatory environment; and

•	changes in power and natural gas supply and demand.

Outlook for the remainder of 2004

     In the remainder of 2004, Power anticipates further variability in earnings due in part to the difference in accounting treatment of derivative contracts at fair value and the underlying non-derivative contracts on an accrual basis. This difference in accounting treatment combined with the volatile nature of energy commodity markets could result in future operating gains or losses. Some of Power’s tolling contracts have a negative fair value, which is not reflected in the financial statements since these contracts are not derivatives. These tolling contracts may result in future accrual losses. Continued efforts to sell all or a portion may also have a significant impact on future earnings as proceeds may differ significantly from carrying values. The inability of counterparties to perform under contractual obligations due to their own credit constraints could also affect future operations.

Three months ended March 31, 2004 vs. three months ended March 31, 2003

	Three months ended
	March 31,
	2004	2003
	(Millions)
Segment revenues	$2,274.8	$3,775.6

Segment loss	$(32.7)	$(136.4)

Revenues

     Power’s revenues reflect the following:

•	gains and losses from changes in fair value of derivative contracts with a future settlement or delivery date;

•	revenue from sales of commodities or completion of energy-related services; and

•	gains and losses from net financial settlement of derivative contracts.

     Power’s revenues decreased $1.5 billion, or 40 percent. Of this decrease, $949.9 million represents decreased power and natural gas revenues, $644.7 million represents decreased crude and refined products revenues and $27.9 million represents decreased interest rate portfolio revenues.

     A decrease in power and natural gas sales volumes primarily caused the decrease in power and natural gas revenues. Sales volumes decreased because Power did not replace certain long-term physical power and natural gas contracts that expired or were terminated in 2003, primarily due to a lack of market liquidity and efforts to reduce our commitment to the Power business. An increase in net unrealized revenue on natural gas derivatives partially offset the decrease in revenue. The impact of a greater increase in forward natural gas prices in 2004 on certain natural gas positions compared to the prior year caused this increase. In addition, power and natural gas revenues increased due to the absence of unrealized losses of approximately $70 million recorded in 2003 on contracts for which we elected the normal purchases and sales exception in second-quarter 2003. We now account for these contracts on an accrual basis. Finally, power and natural gas revenues in 2003 include a $37 million loss for increased power rate refunds owed to the state of California because of FERC rulings, which also partially offset the decrease in revenues.

Management’s Discussion and Analysis (Continued)

      Crude and refined products revenues declined from lower sales volumes, reflecting our efforts to exit this line of business. A decrease in purchase volumes largely offset the effect of the decrease in sales volumes.

     Revenues reflect a net realized and unrealized loss of $43.5 million on interest rate derivatives in first-quarter 2004 compared to a net realized and unrealized loss of $15.6 million in first-quarter 2003. A greater decrease in interest rates in 2004 compared to the prior year caused this decrease in revenues from our interest rate portfolio.

Costs

     Power’s costs represent purchases of commodities and fees paid for energy-related services. Power’s costs decreased $1.6 billion or 41 percent. Of this decrease, $1.1 billion represents decreased power and natural gas costs and $641.9 million represents decreased crude and refined products costs.

     A decrease in power and natural gas purchase volumes primarily contributed to the decrease in power and natural gas costs. Purchase volumes decreased because Power did not replace certain long-term physical power and natural gas contracts that expired or were terminated in 2003. Decreased purchase volumes also caused the decrease in crude and refined products costs. Our efforts to exit this line of business caused the decrease in purchase volumes.

     Costs in 2004 reflect a $13 million payment made to terminate a non-derivative power sales contract.

Gross Margin

      The gross margin loss of $2 million in first quarter 2004 declined $89.1 million, or 98 percent, from the gross margin loss in 2003. An increase in power and natural gas gross margin of $119.8 million primarily caused this improvement. The following factors, as discussed in the previous two sections, primarily caused the increase in power and natural gas gross margin:

•	the increase in net unrealized revenue on natural gas derivatives;

•	unrealized losses in 2003 of approximately $70 million on derivative contracts, which we treated on an accrual basis under the normal purchases and sales exception in 2004; and

•	the $37 million loss resulting from FERC rulings recognized in 2003.

The $13 million payment made to terminate a non-derivative power sales contract in the first quarter of 2004, as discussed above, partially offsets the increase in power and natural gas gross margin.

      A $27.9 million increase in the interest rate portfolio margin loss partially offsets the increase in power and natural gas gross margin. As discussed in the “Revenues” section above, a decrease in the fair value of interest rate derivatives primarily caused this increased interest rate portfolio margin loss.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $20.2 million, or 56 percent, primarily due to staff reductions. Power employed approximately 245 employees at March 31, 2004 compared with approximately 327 at March 31, 2003. The staff reductions coincided with our efforts to exit the Power business.

Segment Profit

     Power’s segment profit increased $103.7 million, or 76 percent. An increase in power and natural gas gross margins, partially offset by a decrease in interest rate portfolio gross margin, contributed to the increase in segment profit. A decrease in selling, general and administrative expenses as discussed above also contributed to the increase in segment profit.

Management’s Discussion and Analysis (Continued)

Gas Pipeline

Overview of three months ended March 31, 2004

     In February 2004, Transco placed an expansion into service increasing capacity on its natural gas system by 54,000 Dth/d. As discussed below, Gas Pipeline made additional progress towards repairing and restoring a segment of our natural gas pipelines in western Washington.

Outlook for the remainder of 2004

     In December 2003, we received an Amended Corrective Action Order (ACAO) from the U.S. Department of Transportation’s Office of Pipeline Safety (OPS) regarding a segment of one of our natural gas pipelines in western Washington. The pipeline experienced two breaks in 2003 and we subsequently idled the pipeline segment until its integrity could be assured. The decision to idle the pipeline has not had a significant impact on our ability to meet market demand, primarily because we have a parallel pipeline in the same corridor. We have initiated an extensive testing program on the pipeline, including internal inspection and hydrostatic testing. As of the end of the day on May 4, 2004, approximately 85 miles have been hydrotested, representing approximately seventy-seven percent of the testing that is planned to restore portions of the exiting pipeline to temporary service by this summer. In the course of this extensive testing, one leak has been discovered, which will be remediated prior to returning that portion of the line to service. We will be requesting approval from OPS on a segment-by-segment basis upon completion of the testing program. On April 19, 2004, OPS approved returning the first 17-mile segment to service. We have determined that we must restore portions of the existing pipeline to temporary service to ensure our ability to meet customer short-term demands. As currently required by OPS, we plan to then replace the pipeline’s entire capacity to meet long-term demands. The total costs are expected to be in the range of approximately $350 million to $410 million over the period 2003 to 2006, including approximately $9 million spent in 2003. The majority of these costs will be spent in 2005 and 2006. We expect to have adequate financial resources to comply with the order and replace the capacity, if required. We anticipate filing a rate case to recover these costs following the in-service date of the replacement facilities.

Three months ended March 31, 2004 vs. three months ended March 31, 2003

	Three months ended
	March 31,
	2004	2003
	(Millions)
Segment revenues	$342.9	$323.3

Segment profit	$148.5	$151.2

     The $19.6 million, or six percent, increase in Gas Pipeline revenues is due primarily to $18 million of higher transportation revenues associated with expansion projects. The $18 million consists of $10 million at Northwest Pipeline from an expansion project that became operational in October 2003 (Evergreen) and $8 million higher demand revenues on the Transco system resulting from new expansion projects (Trenton-Woodbury, November 2003 and Momentum Phases 1 & 2, May 2003 and February 2004). Revenue also increased due to $10 million higher gas exchange imbalance settlements (substantially offset in costs and operating expenses). Partially offsetting these increases were $3 million lower short term firm revenues and $2 million lower revenues associated with tracked costs, which are passed through to customers (offset in costs and operating expenses).

     Costs and operating expenses increased $24 million, or 17 percent, due primarily to $9 million higher fuel expense at Transco reflecting a reduction in pricing differentials on the volumes of gas used in operation as compared to 2003 and $9 million higher gas exchange imbalance settlements (offset in revenues). Costs and operating expenses also increased due to $6 million higher depreciation expense related to additional property, plant and equipment placed into service and $4 million higher expenses associated with non-capitalized maintenance

Management’s Discussion and Analysis (Continued)

projects. These increases were partially offset by a $5 million reduction of expense in first-quarter 2004 related to an adjustment to depreciation previously recognized and $2 million lower recovery of tracked costs, which are passed through to customers (offset in revenues).

     The $2.7 million, or 2 percent, decrease in Gas Pipeline segment profit is due to the $24 million higher costs and operating expenses partially offset by $19.6 million higher revenues and $2.0 million higher equity earnings (included in Investing income (loss)). The increase in equity earnings includes a $2.3 million increase in earnings from our investment in Gulfstream.

Exploration & Production

Overview of the three months ended March 31, 2004

     Production volumes in the first quarter increased, but the benefit of those higher volumes was largely offset by lower contracted hedged prices. In the first quarter of 2004, average daily production was approximately 501 million cubic feet of gas equivalent, up from 491 million cubic feet in the fourth quarter of 2003.

Outlook for the remainder of 2004

     Our expectations for the remainder of the year include:

•	A continuing development drilling program in our key basins with an increase in activity in the Piceance basin.

•	Increasing our 2003 production level by 10 to 15 percent by the end of 2004. Approximately 80 percent of our forecasted production for the remainder of 2004 is hedged at prices that average $3.66 per mcfe at a basin level.

Three months ended March 31, 2004 vs. three months ended March 31, 2003

     The following discussions of the quarter-over-quarter results primarily relate to our continuing operations. However, the results for 2003 include those operations that were sold during 2003 that did not qualify for discontinued operations reporting. The operations classified as discontinued operations are the properties in the Hugoton and Raton basins.

	Three months ended
	March 31,
	2004	2003
	(Millions)
Segment revenues	$165.2	$243.9

Segment profit	$51.5	$113.8

     The $78.7 million, or 32 percent decrease in Exploration & Production revenues is due primarily to $47 million lower production revenues reflecting lower net realized average prices and lower production volumes. The remainder of the decrease reflects a reduction in revenues from gas management activities, $10 million lower income from the utilization of excess transportation capacity and $7 million lower income on derivative instruments that did not qualify for hedge accounting.

     The decrease in domestic production revenues reflects $33 million associated with a 20 percent decrease in net realized average prices for production and $14 million from an eight percent decrease in net domestic production volumes. Net realized average prices include the effect of hedge positions. The decrease in production volumes primarily relates to the absence of volumes associated with properties sold in the second and third quarter of 2003. Production volumes for our core retained properties were consistent from period to period. We expect volumes to increase towards the end of the year as our drilling program continues.

     To minimize the risk and volatility associated with the ownership of producing gas properties, we enter into derivative forward sales contracts, which economically lock in a price for a portion of our future production. Approximately 83 percent of domestic production in the first quarter of 2004 were hedged. These hedging decisions are made considering our overall commodity risk exposure.

Management’s Discussion and Analysis (Continued)

     Costs and expenses, including selling, general and administrative expenses, decreased $20 million, primarily reflecting the following:

•	$13 million lower gas management expenses associated with the lower revenues from gas management activities mentioned above; and

•	$4 million lower depreciation, depletion and amortization expense primarily as a result of lower production volumes.

     The $62.3 million decrease in segment profit is due primarily to the lower production revenues as discussed above and the lower revenues related to excess transportation capacity and non hedge derivative income.

Midstream Gas & Liquids

Overview of three months ended March 31, 2004

     Consistent with our strategy to invest in targeted growth areas and divest non-core assets, we placed into service additional infrastructure in the deepwater offshore area of the Gulf of Mexico and expanded the Opal gas processing facility in Wyoming. In the Gulf of Mexico, the Devils Tower platform handling facility and the Gunnison pipeline assets were placed into service in the first quarter of 2004 and are expected to begin contributing to segment profit in the upcoming quarters. The Opal expansion began operating in March of 2004.

Outlook for the remainder of 2004

     The following factors could impact our business in the remaining quarters of 2004 and beyond:

•	Continued growth in the deepwater areas of the Gulf of Mexico is expected to contribute to, and become a larger component of, our future segment revenues and segment profit. We expect these additional fee-based revenues to lower our overall exposure to commodity price risks. Incremental revenues related to the Gunnison and Devils Tower deepwater projects are expected to continue growing throughout 2004 and make a significant contribution to total annual segment profit in 2004.

•	Our gas processing margins were above the five-year annual average in the first quarter of 2004. However, we do not expect the average annual margin for the remainder of 2004 to exceed this average.

•	Beginning in the second quarter of 2003, our Gulf Coast gas processing plants earned additional fee revenues from short-term processing agreements contracted in response to gas merchantability orders from pipeline operators requiring producers’ gas to be processed to achieve pipeline quality standards. The termination of these short-term contracts could result in lower Gulf Coast processing revenues. These contracts could be terminated as a result of a shift in regulatory policy or a sustained, long-term period of favorable gas processing margins.

•	We continue to evaluate and pursue the sale of various assets. The completion of certain asset sales may have the effect of lowering revenues and/or segment profit in the periods following the sales. We have announced our intent to sell the following assets:

•	Canadian straddle plants,

•	Cameron Meadows/Black Marlin gas gathering and processing assets,

•	Conway NGL fractionator and storage facilities,

•	South Texas gas gathering assets,

•	Ethylene distribution system (Gulf Coast), and

•	Gulf Liquids facility (currently reported as discontinued operations).

     Additional fee-based revenues from our new deepwater assets are expected to mitigate segment profit decline resulting from these asset sales. As we continue to evaluate and execute our asset divestiture strategy, certain assets for sale may meet the requirements to be reported as discontinued operations.

Management’s Discussion and Analysis (Continued)

Three months ended March 31, 2004 vs. three months ended March 31, 2003

     Pursuant to generally accepted accounting principles, we have classified the operations of Gulf Liquids, West Stoddart and Redwater as discontinued operations. All prior periods reflect this reclassification.

	Three months ended
	March 31,
	2004	2003
	(Millions)
Segment revenues	$766.4	$1,013.7

Segment profit
Domestic Gathering & Processing	$77.1	$99.7
Venezuela	21.5	13.6
Canada	7.7	(1.8)
Other	11.4	4.7

Total	$117.7	$116.2

     The $247.3 million decrease in Midstream’s revenues is primarily the result of lower trading revenues largely due to the fourth quarter 2003 sale of our wholesale propane business. This decline is partially offset by a $47 million increase as the result of the marketing of natural gas liquids (NGLs) on behalf of our customers. Before 2004, our purchases of customers’ NGLs were netted within revenues. In 2004, these purchases of customers’ NGLs are reported as a cost of goods sold. In addition, revenues increased $56 million largely due to higher production volumes at our Gulf Coast gas processing plants and olefins facilities as well as higher revenues from our Venezuelan facilities.

     Cost and operating expenses declined $235 million as a result of lower trading costs largely due to the sale of our wholesale propane business. This decline is partially offset by the increase in costs related to the increase in NGLs marketed on behalf of customers, as noted above. Also, costs and operating expenses increased as a result of $39 million in higher domestic natural gas purchases used to replace the heating value of NGLs extracted at our gas processing facilities. Also, feedstock purchases at our Gulf Coast olefins facility rose as a result of higher production volumes and market prices.

     Total Midstream segment profit for the first quarter of 2004 increased $1.5 million compared to the first quarter of 2003. Results from our domestic gathering and processing business declined as a result of lower processing margins caused by rising natural gas prices in the West Region. Improved results at our Canadian and Venezuelan facilities as well as the absence of audit adjustments recorded in the first quarter 2003 to our Discovery partnership investment offset lower domestic margins. A more detailed analysis of segment profit of our various operations is presented below.

     Domestic Gathering & Processing: The $22.6 million decrease in domestic gathering and processing segment profit includes a $24 million decline in the West Region while the Gulf Coast Region’s segment profit increased $1 million.

     The $24 million decline in the West Region’s segment profit is primarily due to a $21 million decline in gas processing margins highlighting the impact of more favorable margins realized during the first quarter of 2003. Both quarters experienced strong NGL prices supported by high crude prices. In the first quarter of 2003, our West Region plants yielded very favorable gas processing margins as transportation constraints created downward price pressure on Wyoming natural gas prices. During that period, gas prices were 64 percent of those in the Gulf Coast area. However, with the additional pipeline capacity provided by the completion of the Kern River Pipeline system, Wyoming’s gas prices rebounded in the first quarter of 2004 to 89 percent of Gulf Coast area prices.

     Segment profit for our Gulf Coast Region increased slightly compared to the first quarter of 2003. Gas processing margins improved $2 million due to significantly higher production volumes stemming from new processing agreements created to allow producers’ gas to be processed to achieve pipeline quality standards. In addition, we resolved a 1999 gas measurement contingent liability resulting in a $3 million favorable impact to segment profit. Offsetting these increases is $3 million in depreciation expense relating to the Devils Tower and Gunnison projects. These projects will not begin to contribute material revenues until the second quarter of 2004.

Management’s Discussion and Analysis (Continued)

     Venezuela: Segment profit for our Venezuelan assets increased $7.9 million as a result of a fire at the El Furrial facility that reduced revenues by $10 million in the first quarter of 2003. Partially offsetting this increase was lower equity earnings from our investment in the Accroven partnership and higher currency revaluation expenses. Our Venezuelan assets are currently operated for the exclusive benefit of Petroleos de Venezuela S.A. (PDVSA), the state owned Petroleum Corporation of Venezuela. The Venezuelan economic and political environment can be volatile, but has not significantly impacted the operations and cash flows of our facilities.

     Effective February 7, 2004, the Venezuelan government revalued the fixed exchange rate for their local currency from 1,600 Bolivars to the dollar to 1,920 Bolivars to the dollar. This effect of this Bolivar devaluation was recorded in the first quarter of 2004 as a $1.3 million charge to earnings.

     Canada: Segment profit for our Canadian operations increased $9.5 million as a result of higher processing margins and lower expenses. As a result of the successful re-negotiation of a significant processing contract, processing margins improved $6 million at our Cochrane and Empress V facilities. General and administrative expenses were $3 million less due to the effect of the 2003 asset sales. In addition, currency translation adjustments were also favorable by $2 million as a result of a strengthening Canadian dollar. These favorable variances are partially offset by $1 million lower olefins production margins at our Redwater/Fort McMurray facility.

     Other: The $6.7 million increase in segment profit for our other operations is primarily due to higher domestic olefins margins and favorable partnership earnings, as follows:

•	Segment profit for our Domestic Olefins operations increased $4 million primarily as a result of improved olefins fractionation prices attributed to lower ethylene supplies and higher demand for olefins products. Ethylene production volumes increased 40 percent compared to the first quarter of 2003 primarily due to a new contract with a major customer.

•	Earnings from partially owned domestic assets accounted for using the equity method are $9 million higher due to $8 million in prior period accounting adjustments on the Discovery partnership recorded during the first quarter of 2003.

•	Segment profit for our Trading, Fractionation, and Storage group declined $6 million primarily due to $10 million lower net trading revenues caused by the sale of our wholesale propane business in the fourth quarter of 2003 and the quarterly lower of cost or market valuation of NGL line fill inventories. Lower selling, general and administrative expenses and other charges comprise the remaining offsetting variance.

Other

	Three months ended
	March 31,
	2004	2003
	(Millions)
Segment revenues	$12.6	$28.0

Segment profit (loss)	$(8.7)	$4.8

     Other segment revenues for first-quarter 2003 include approximately $14 million of revenues related to certain butane blending assets, which were sold during third-quarter 2003.

     Other segment loss for 2004 includes $6.5 million net unreimbursed advisory fees related to the recapitalization of Longhorn Partners Pipeline, L.P. (Longhorn) in February 2004. If the project achieves certain future performance measures, the unreimbursed fees may be recovered. As a result of this recapitalization, we sold a portion of our equity investment in Longhorn for $11.4 million, received $58 million in repayment of a portion of our advances to Longhorn and converted the remaining advances, including accrued interest, into preferred equity interests in Longhorn. These preferred equity interests are subordinate to the preferred interests held by the new investors. Other than the unreimbursed fees, no gain or loss was recognized on this transaction.

Management’s Discussion and Analysis (Continued)

Fair value of trading derivatives

     The chart below reflects the fair value of derivatives held for trading purposes as of March 31, 2004. We have presented the fair value of assets and liabilities by the period in which we expect them to be realized.

To be	To be	To be	To be Realized
Realized in	Realized in	Realized in	in 61-120
1-12 Months	13-36 Months	36-60 Months	Months	Total Fair
(Year 1)	(Years 2-3)	(Years 4-5)	(Years 6-10)	Value
(Millions)
$(63)	$8	$(14)	$(2)	$(71)

     As the table above illustrates, we are not materially engaged in trading activities. However, we hold a substantial portfolio of non-trading derivative contracts. Non-trading derivative contracts are those that hedge or could possibly hedge Power’s long-term structured contract position and the activities of our other segments on an economic basis. Certain of these economic hedges have not been designated as or do not qualify as SFAS No. 133 hedges. As such, changes in the fair value of these derivative contracts are reflected in earnings. We also hold certain derivative contracts, which do qualify as SFAS No. 133 cash flow hedges, which primarily hedge Exploration & Production’s forecasted natural gas sales. As of March 31, 2004, the fair value of these non-trading derivative contracts was a net asset of $281 million.

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

     Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. We continually assess this risk. We have credit protection within various agreements to call on additional collateral support if necessary. At March 31, 2004, we held collateral support of $426 million.

     We also enter into netting agreements to mitigate counterparty performance and credit risk. During first-quarter 2004, we did not incur any significant losses due to recent counterparty bankruptcy filings.

Management’s Discussion and Analysis (Continued)

     The gross credit exposure from our derivative contracts as of March 31, 2004 is summarized below.

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$1,219.4	$1,361.9
Energy marketers and traders	2,559.6	4,989.1
Financial institutions	1,117.2	1,117.2
Other	3.7	8.6

	$4,899.9	7,476.8

Credit reserves		(52.9)

Gross credit exposure from derivatives(b)		$7,423.9

     We assess our credit exposure on a net basis. The net credit exposure from our derivatives as of March 31, 2004 is summarized below.

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$593.5	$604.6
Energy marketers and traders	60.6	434.1
Financial institutions	175.0	175.0
Other	2.4	2.7

	$831.5	1,216.4

Credit reserves		(52.9)

Net credit exposure from derivatives(b)		$1,163.5

(a)	We determine investment grade primarily using publicly available credit ratings. We included counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade. We also classify counterparties that have provided sufficient collateral, such as cash, standby letters of credit, adequate parent company guarantees, and property interests, as investment grade.

(b)	One counterparty within the California power market represents more than ten percent of the derivative assets and is included in investment grade. Standard & Poor’s and Moody’s Investors Service do not currently rate this counterparty. We included this counterparty in the investment grade column based upon contractual credit requirements in the event of assignment or substitution of a new obligation for the existing one.

Management’s Discussion and Analysis (Continued)

Financial condition and liquidity

Liquidity

Overview

     Entering 2003, we faced significant liquidity challenges with sizeable maturing debt obligations and limited financial flexibility. In February 2003, we outlined our planned business strategy to address these challenges, which included reducing debt and increasing our liquidity through asset sales, strategic levels of financing and reductions of operating costs.

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we successfully executed certain critical components of our plan during 2003. Key execution steps for 2004 and beyond include the following:

•	completion of planned asset sales, which are estimated to generate proceeds of approximately $800 million in 2004;

•	additional reductions of our SG&A costs;

•	the replacement of our cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash; and

•	continuation of our efforts to exit from the Power business.

Sources of liquidity

     Our liquidity is derived from both internal and external sources. Certain of those sources are available to us (at the parent level) and others are available to certain of our subsidiaries.

     At March 31, 2004, we have the following sources of liquidity:

•	Cash-equivalent investments at the corporate level of $1.7 billion as compared to $2.2 billion at December 31, 2003.

•	Cash and cash-equivalent investments of various international and domestic entities of $259 million, as compared to $91 million at December 31, 2003.

     At March 31, 2004, we have capacity of $532 million available under our $800 million revolving and letter of credit facility compared to $447 million at December 31, 2003. In June 2003, we entered into this revolving and letter of credit facility, which is used primarily for issuing letters of credit and must be collateralized at 105 percent of the level utilized (see Note 10 of Notes to Consolidated Financial Statements).

     We have an effective shelf registration statement with the Securities and Exchange Commission that authorizes us to issue an additional $2.2 billion of a variety of debt and equity securities. However, the ability to utilize this shelf registration for debt securities is restricted by certain covenants associated with our $800 million 8.625 percent senior unsecured notes.

     In addition, our wholly owned subsidiaries Northwest Pipeline and Transco have outstanding registration statements filed with the Securities and Exchange Commission. As of March 31, 2004, approximately $350 million of shelf availability remains under these registration statements. However, the ability to utilize these registration statements is restricted by certain covenants associated with our $800 million 8.625 percent senior unsecured notes. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets.

     During the first three months of 2004, we satisfied liquidity needs with:

•	$279 million in cash generated from the sale of the Alaska refinery and related assets, and

•	$175.7 million in cash generated from cash flows of continuing operations.

Management’s Discussion and Analysis (Continued)

Outlook for the remainder of 2004

     We estimate capital and investment expenditures will be approximately $725 million to $825 million for 2004. During the remainder of 2004, we expect to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash and cash equivalent investments on hand, (2) cash generated from operations, and (3) cash generated from the sale of assets. We expect to realize approximately $800 million from asset sales in 2004 (including the $279 million of cash received from the March 31, 2004 sale of the Alaska refinery) and expect to generate $1.0 to $1.3 billion in cash flow from continuing operations.

      In April 2004, we entered into two unsecured bank revolving credit facilities totaling $500 million. These facilities provide for borrowings and letters of credit, but will be used primarily for issuing letters of credit. During April 2004, use of these new facilities released approximately $500 million of restricted cash, restricted investments and margin deposits. Also, on May 3, 2004 we entered into a new three-year, $1 billion secured revolving credit facility which is available for borrowings and letters of credit. Northwest Pipeline and Transco have access to $400 million each under the facility. The new facility is secured by certain Midstream assets and a guarantee from WGP (see Note 10 of Notes to the Consolidated Financial Statements).

     In the remainder of 2004, we expect to make significant additional progress towards debt reduction while maintaining management’s estimate of appropriate levels of cash and other forms of liquidity. To manage our operations and meet unforeseen or extraordinary calls on cash, we expect to maintain cash and/or liquidity levels of at least $1 billion. While our access to the capital markets continues to improve, one of our indentures, as well as the two unsecured facilities closed in April, have covenants that restrict our ability to issue new debt, with minimal exceptions, until a certain fixed charge coverage ratio is achieved. We expect to satisfy this requirement by the end of 2005.

Credit ratings

     As part of executing the business plan announced in February of 2003, we established a goal of returning to investment grade status. While reduction of debt is viewed as a key contributor towards this goal, certain of the key credit rating agencies have imputed the financial commitments associated with our long-term tolling agreements within the Power business as debt. If we are unable to achieve our goal of exiting the Power business and/or the elimination of these commitments, receiving an investment grade rating may be further delayed. See Note 1 of Notes to Consolidated Financial Statements for a further discussion on the Power business status.

Off-balance sheet financing arrangements and guarantees of debt or other commitments to third parties

     As discussed previously, in April 2004, we entered into two unsecured bank revolving credit facilities totaling $500 million. We were able to obtain the unsecured credit facilities because the bank syndicated its associated credit risk into the institutional investor market via a 144A offering. Upon the occurrence of certain credit events, outstanding letters of credit become cash collateralized creating a borrowing under the facilities, and concurrently the bank can deliver the facilities to the institutional investors, whereby the investors replace the bank as lender under the facilities.

     The bank established trusts funded by the institutional investors, whereby the assets of the trusts serve as collateral to reimburse the bank for our borrowings in the event the facilities are delivered to the investors. We have no asset securitization or collateral requirements under the new facilities. During April 2004, use of these new facilities released approximately $500 million of restricted cash, restricted investments and margin deposits (see Note 10 of Notes to the Consolidated Financial Statements).

Operating activities

     In the first quarter of 2003, we recorded an accrual for fixed rate interest included in the RMT Note on the Consolidated Statement of Cash Flows representing the quarterly non-cash reclassification of the deferred fixed rate interest from an accrued liability to the RMT Note. The amortization of deferred set-up fee and fixed rate interest on the RMT Note relates to amounts recognized in the income statement as interest expense, which were not payable until maturity. The RMT Note was repaid in May 2003.

      Items reflected as discontinued operations within operating activities in the Consolidated Statement of Cash Flows include approximately $70 million in use of funds related to the timing of settling working capital issues of the Alaska refinery and related assets. We expect to receive the proceeds from the collection of approximately $58 million in trade receivables related to the Alaska refinery and related assets in the second quarter.

Management’s Discussion and Analysis (Continued)

Financing activities

     On March 15, 2004, we retired the remaining $679 million obligation pertaining to the outstanding balance of the 9.25 percent senior unsecured Notes due March 15, 2004. The $679 million represented the remaining amount of the Notes subsequent to the fourth-quarter 2003 tender which retired $721 million of the original $1.4 billion balance.

     For a discussion of other borrowings and repayments in 2004, see Note 10 of Notes to Consolidated Financial Statements.

     Dividends paid on common stock are currently $.01 per common share on a quarterly basis and totaled $5.2 million for the three months ended March 31, 2004. One of the covenants under the indenture for the $800 million senior unsecured notes due 2010 currently limits our quarterly common stock dividends to not more than $.02 per common share. This restriction will be removed in the future if certain requirements in the covenants are met.

     Investing activities

     During the first quarter of 2004, we purchased $235.9 million of restricted investments comprised of U.S. Treasury notes and retired $331.2 million on their scheduled maturity date. We made these purchases to satisfy the 105 percent cash collateralization covenant in the $800 million revolving credit facility (see Note 10 of Notes to Consolidated Financial Statements).

     During February 2004, we were a party to a recapitalization plan completed by Longhorn Partners Pipeline, L.P. (Longhorn). As a result of this plan, we received $58 million in repayment of a portion of our advances to Longhorn and converted the remaining advances, including accrued interest, into preferred equity interests in Longhorn. The $58 million received is included in Proceeds from dispositions of investments and other assets.

     The following first-quarter sales provided significant proceeds from sales and may include various adjustments subsequent to the actual date of sale.

     In 2004:

•	$279 million of cash proceeds related to the sale of Alaska refinery, retail and pipeline and related assets.

     In 2003:

•	$453 million related to the sale of the Midsouth refinery;

•	$188 million related to the sale of the Williams travel centers; and

•	$40 million related to the sale of the Worthington facility.

Contractual obligations

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we had certain contractual obligations at December 31, 2003, with various maturity dates, related to the following:

•	notes payable;

•	long-term debt;

•	capital and operating leases;

•	purchase obligations; and

•	other long-term liabilities, including physical and financial derivatives.

Management’s Discussion and Analysis (Continued)

     During the first-quarter 2004, the amount of our contractual obligations changed significantly due to the following:

•	On March 15, 2004, we retired the remaining $679 million obligation pertaining to the outstanding balance of the 9.25 percent senior unsecured Notes due March 15, 2004.

•	Power’s physical and financial derivative obligations decreased by approximately $483 million. The decrease is due to normal trading and market activity and the expiration of obligations related to the first three months of 2004.

•	As part of the sale of the Alaska refinery, we terminated a $385 million crude purchase contract with the state of Alaska.

Item 3
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our interest rate risk exposure associated with the debt portfolio was impacted by debt payments and modification of debt terms during the first quarter of 2004. On March 15, 2004, we retired the remaining $679 million balance of the 9.25 percent senior unsecured Notes due March 15, 2004. On February 25, 2004, our Exploration & Production segment amended its $500 million secured note facility, reducing the floating interest rate from the London InterBank Offered Rate (LIBOR) plus 3.75 percent to LIBOR plus 2.5 percent. (See Note 10 of the Notes to Consolidated Financial Statements.)

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

Trading

     Our trading portfolio consists of derivative contracts entered into to provide price risk management services to third-party customers. Only contracts that meet the definition of a derivative are carried at fair value on the balance sheet. The value at risk for contracts held for trading purposes was $3 million and $5 million at March 31, 2004 and December 31, 2003, respectively.

Management’s Discussion & Analysis (Continued)

Non-trading

     Our non-trading portfolio consists of contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment		Commodity Price Risk Exposure
Exploration & Production	•	Natural gas sales

Midstream	•	Natural gas purchases

	•	Natural gas liquids purchases

	•	Natural gas liquids sales

Power	•	Natural gas purchases

	•	Electricity purchases

	•	Electricity sales

     The value at risk for contracts held for non-trading purposes was $23 million at March 31, 2004 and $18 million at December 31, 2003. Certain of the contracts held for non-trading purposes were accounted for as cash flow hedges under SFAS No. 133. We did not consider the underlying commodity positions to which the cash flow hedges relate in our value-at-risk model. Therefore, value at risk does not represent economic losses that could occur on a total non-trading portfolio that includes the underlying commodity positions.

Item 4. Controls and Procedures

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) - (e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, these Disclosure Controls are effective.

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

     As stated in our year-end report, we have identified certain portions of our account reconciliation process whereby the controls and policies are in the process of being enhanced across all business segments.

     Not withstanding the above, management believes that its current controls are effective. In addition, there has been no material change in our Internal Controls that occurred during the registrant’s first fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information called for by this item is provided in Note 11 Contingent liabilities and commitments included in the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits listed below are filed or furnished as part of this report:

Exhibit 10.1 — $400,000,000 Credit Agreement dated as of April 14, 2004, by and among The Williams Companies, Inc. and the banks, financial institutions and other institutional lenders listed on the signature pages thereto as lenders, and Citibank, N.A., as Agent.

Exhibit 10.2 — $100,000,000 Credit Agreement dated as of April 26, 2004, by and among The Williams Companies, Inc. and the banks, financial institutions and other institutional lenders listed on the signature pages thereto as lenders, and Citibank, N.A., as Agent.

Exhibit 10.3 – The First Amendment to the Term Loan Agreement dated February 25, 2004, between Williams Production Holdings LLC, Williams Production RMT Company, as Borrower, the several financial institutions as lenders and Lehman Commercial Paper Inc., as Administrative Agent dated as of May 30, 2003.

Exhibit 10.4 — U.S. $1,000,000,000 Credit Agreement dated as of May 3, 2004, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, as Borrowers, Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citibank, NA. and Bank of America, N.A., as Issuing Banks, the banks named therein as Banks, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, The Bank of Nova Scotia, The Royal Bank of Scotland plc as Co-Documentation Agents, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Co-Book Runners.

Exhibit 10.5 — Western Midstream Security Agreement dated as of May 3, 2004, among Williams Gas Processing Company, Williams Field Services Company, Williams Gas Processing – Wamsutter Company as Grantors, in favor of Citicorp USA, Inc. as Collateral Agents.

Exhibit 10.6 — Pledge Agreement dated as of May 3, 2004, by Williams Field Services Group, Inc. in favor of Citicorp USA, Inc. as Collateral Agent.

Exhibit 10.7 — Western Midstream Guaranty by Williams Gas Processing Company, Williams Field Services Company, Williams Gas Processing – Wamsutter Company as Guarantors in favor of Citicorp USA, Inc. as Collateral Agent.

Exhibit 10.8 — Pipeline Holdco Guaranty by Williams Gas Pipeline Company, LLC as Guarantor in favor of Citicorp USA, Inc. as Collateral Agent.

Exhibit 12— Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32—Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During first-quarter 2004, we filed or furnished a Form 8-K on the following dates reporting events under the specified items: March 31, 2004 Item 5; March 16, 2004 Items 7 and 9; February 26, 2004 Items 7 and 9; February 26, 2004 Items 7 and 9; February 20, 2004 Items 7 and 9; February 19, 2004 Items 7 and 9; February 19, 2004 Items 7, 9 and 12, and February 4, 2004 Items 7 and 9.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.

(Registrant)

/s/ Gary R. Belitz

Gary R. Belitz
Controller
(Duly Authorized Officer and Principal Accounting Officer)

May 6, 2004