Form 10-Q
period 2004-06-30
WILLIAMS COMPANIES INC
filed 2004-08-05
CIK 107263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes (X) No (   )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (X) No (   )

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2004

Common Stock, $1 par value	522,373,283 Shares

The Williams Companies, Inc.
Index

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations - Three and Six Months Ended June 30, 2004 and 2003	2
Consolidated Balance Sheet - June 30, 2004 and December 31, 2003	3
Consolidated Statement of Cash Flows - Six Months Ended June 30, 2004 and 2003	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	59
Item 4. Controls and Procedures	61
Part II. Other Information
Item 1. Legal Proceedings	62
Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities	62
Item 4. Submission of Matters to a Vote of Security Holders	62
Item 6. Exhibits and Reports on Form 8-K	63
2002 Incentive Plan
Master Professional Services Agreement
Amendment No.1 to Master Professional Services Agreement
Amendment No.2 to the Purchase Agreement
Amendment No.3 to Purchase Agreement
Agreement for the Release of Certain Indemnification Obligations
Sale Agreement
Computation of Ratio of Earnings to Combined Fixed Charges
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

     Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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

The Williams Companies, Inc.

Consolidated Statement of Operations
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
(Dollars in millions, except per-share amounts)	2004	2003*	2004	2003*
Revenues:
Power	$2,333.2	$2,940.2	$4,629.6	$6,721.7
Gas Pipeline	331.0	330.7	690.0	670.3
Exploration & Production	189.0	200.2	354.2	444.1
Midstream Gas & Liquids	630.5	502.2	1,257.8	1,367.6
Other	7.0	20.1	19.6	48.1
Intercompany eliminations	(442.0)	(381.1)	(837.0)	(863.4)

Total revenues	3,048.7	3,612.3	6,114.2	8,388.4

Segment costs and expenses:
Costs and operating expenses	2,658.3	3,024.8	5,348.2	7,448.4
Selling, general and administrative expenses	81.9	115.4	166.3	221.0
Other (income) expense - net	23.0	(225.3)	31.4	(224.6)

Total segment costs and expenses	2,763.2	2,914.9	5,545.9	7,444.8

General corporate expenses	28.3	21.8	60.3	44.7

Operating income (loss):
Power	24.2	364.7	13.1	234.2
Gas Pipeline	128.3	113.4	272.2	261.9
Exploration & Production	40.1	176.2	88.7	287.9
Midstream Gas & Liquids	96.1	51.6	199.7	167.0
Other	(3.2)	(8.5)	(5.4)	(7.4)
General corporate expenses	(28.3)	(21.8)	(60.3)	(44.7)

Total operating income	257.2	675.6	508.0	898.9
Interest accrued	(222.3)	(405.9)	(465.6)	(758.7)
Interest capitalized	.7	11.3	4.7	23.2
Interest rate swap income (loss)	6.8	(6.1)	(1.3)	(8.9)
Investing income (loss)	11.7	(43.2)	22.0	3.1
Early debt retirement costs	(96.8)	—	(97.3)	—
Minority interest in income of consolidated subsidiaries	(6.0)	(6.0)	(10.8)	(9.5)
Other income (expense) - net	13.4	13.9	14.8	36.0

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principles	(35.3)	239.6	(25.5)	184.1
Provision (benefit) for income taxes	(17.3)	125.9	(6.0)	113.5

Income (loss) from continuing operations	(18.0)	113.7	(19.5)	70.6
Income (loss) from discontinued operations	(.2)	156.0	11.2	145.9

Income (loss) before cumulative effect of change in accounting principles	(18.2)	269.7	(8.3)	216.5
Cumulative effect of change in accounting principles	—	—	—	(761.3)

Net income (loss)	(18.2)	269.7	(8.3)	(544.8)
Preferred stock dividends	—	22.7	—	29.5

Income (loss) applicable to common stock	$(18.2)	$247.0	$(8.3)	$(574.3)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(.03)	$.18	$(.04)	$.08
Income (loss) from discontinued operations	—	.30	.02	.28

Income (loss) before cumulative effect of change in accounting principles	(.03)	.48	(.02)	.36
Cumulative effect of change in accounting principles	—	—	—	(1.47)

Net income (loss)	$(.03)	$.48	$(.02)	$(1.11)

Weighted-average shares (thousands)	521,698	518,090	520,592	517,872
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(.03)	$.17	$(.04)	$.07
Income (loss) from discontinued operations	—	.29	.02	.28

Income (loss) before cumulative effect of change in accounting principles	(.03)	.46	(.02)	.35
Cumulative effect of change in accounting principles	—	—	—	(1.45)

Net income (loss)	$(.03)	$.46	$(.02)	$(1.10)

Weighted-average shares (thousands)	521,698	534,839	520,592	523,553
Cash dividends per common share	$.01	$.01	$.02	$.02

*	Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

See accompanying notes.

The Williams Companies, Inc.

Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per-share amounts)	2004	2003*
ASSETS
Current assets:
Cash and cash equivalents	$1,030.3	$2,315.7
Restricted cash	45.2	47.1
Restricted investments	—	93.2
Accounts and notes receivable less allowance of $102.8 ($112.2 in 2003)	1,461.0	1,613.2
Inventories	255.3	242.9
Derivative assets	3,936.1	3,166.8
Margin deposits	423.7	553.9
Assets of discontinued operations	434.8	441.3
Deferred income taxes	68.2	106.6
Other current assets and deferred charges	107.4	214.3

Total current assets	7,762.0	8,795.0
Restricted cash	131.0	159.8
Restricted investments	—	288.1
Investments	1,363.0	1,463.6
Property, plant and equipment, at cost	16,043.4	15,752.3
Less accumulated depreciation and depletion	(4,273.3)	(4,018.3)

	11,770.1	11,734.0
Derivative assets	3,435.8	2,495.6
Goodwill	1,014.5	1,014.5
Assets of discontinued operations	—	345.1
Other assets and deferred charges	692.0	726.1

Total assets	$26,168.4	$27,021.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$3.3
Accounts payable	1,044.8	1,228.0
Accrued liabilities	859.9	944.4
Liabilities of discontinued operations	24.3	95.7
Derivative liabilities	3,979.2	3,064.2
Long-term debt due within one year	276.6	935.2

Total current liabilities	6,184.8	6,270.8
Long-term debt	9,483.0	11,039.8
Deferred income taxes	2,326.3	2,453.4
Derivative liabilities	3,179.4	2,124.1
Other liabilities and deferred income	906.3	947.5
Contingent liabilities and commitments (Note 13)
Minority interests in consolidated subsidiaries	89.7	84.1
Stockholders’ equity:
Common stock, $1 per share par value, 960 million shares authorized, 525.6 million issued in 2004, 521.4 million issued in 2003	525.6	521.4
Capital in excess of par value	5,217.0	5,195.1
Accumulated deficit	(1,445.5)	(1,426.8)
Accumulated other comprehensive loss	(235.5)	(121.0)
Other	(24.1)	(28.0)

	4,037.5	4,140.7
Less treasury stock (at cost), 3.2 million shares of common stock in 2004 and 2003	(38.6)	(38.6)

Total stockholders’ equity	3,998.9	4,102.1

Total liabilities and stockholders’ equity	$26,168.4	$27,021.8

*	Certain amounts have been reclassified as described in Note 2 to Consolidated Financial Statements.

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
	2004	2003*
	(Millions)
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(19.5)	$70.6
Adjustments to reconcile to cash provided (used) by operations:
Depreciation, depletion and amortization	328.5	329.8
Provision (benefit) for deferred income taxes	(19.5)	79.6
Provision for loss on investments, property and other assets	30.0	120.8
Net gain on disposition of assets	(2.0)	(100.6)
Provision for uncollectible accounts	(4.8)	6.0
Minority interest in income of consolidated subsidiaries	10.8	9.5
Amortization of stock-based awards	7.5	21.4
Payment of deferred set-up fee and fixed rate interest on RMT note payable	—	(265.0)
Accrual for fixed rate interest included in the RMT note payable	—	99.3
Amortization of deferred set-up fee and fixed rate interest on RMT note payable	—	154.5
Cash provided (used) by changes in current assets and liabilities:
Restricted cash	2.8	(.5)
Accounts and notes receivable	150.0	682.3
Inventories	(12.5)	42.0
Margin deposits	130.2	195.2
Other current assets and deferred charges	105.0	(61.0)
Accounts payable	(144.8)	(462.8)
Accrued liabilities	(142.7)	(205.7)
Changes in current and noncurrent derivative assets and liabilities	77.7	(356.8)
Changes in noncurrent restricted cash	11.0	(2.4)
Other, including changes in noncurrent assets and liabilities	95.9	47.9

Net cash provided by operating activities of continuing operations	603.6	404.1
Net cash provided by operating activities of discontinued operations	11.5	64.8

Net cash provided by operating activities	615.1	468.9

FINANCING ACTIVITIES:
Payments of notes payable	(3.3)	(892.8)
Proceeds from long-term debt	—	1,776.5
Payments of long-term debt	(2,217.0)	(919.3)
Proceeds from issuance of common stock	11.9	.1
Dividends paid	(10.4)	(42.9)
Repurchase of preferred stock	—	(275.0)
Payments of debt issuance costs	(20.4)	(54.9)
Premiums paid on tender offer and early debt retirement	(79.5)	—
Payments/dividends to minority interests	(5.2)	(.7)
Changes in restricted cash	16.9	62.2
Changes in cash overdrafts	(27.4)	(25.9)
Other - net	(3.1)	(.1)

Net cash used by financing activities of continuing operations	(2,337.5)	(372.8)
Net cash used by financing activities of discontinued operations	(1.2)	(93.1)

Net cash used by financing activities	(2,338.7)	(465.9)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(329.0)	(449.8)
Proceeds from dispositions	3.0	467.9
Purchases of investments/advances to affiliates	(1.6)	(13.3)
Purchases of restricted investments	(471.8)	(463.3)
Proceeds from sales of businesses	306.0	1,943.6
Proceeds from sale of restricted investments	851.4	—
Proceeds from dispositions of investments and other assets	85.2	33.3
Other - net	(6.7)	(3.5)

Net cash provided by investing activities of continuing operations	436.5	1,514.9
Net cash used by investing activities of discontinued operations	(.8)	(24.2)

Net cash provided by investing activities	435.7	1,490.7

Increase (decrease) in cash and cash equivalents	(1,287.9)	1,493.7
Cash and cash equivalents at beginning of period**	2,318.2	1,736.0

Cash and cash equivalents at end of period**	$1,030.3	$3,229.7

*	Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.

**	Includes cash and cash equivalents of discontinued operations of $2.5 million, $2.6 million and $85.6 million at December 31, 2003, June 30, 2003 and December 31, 2002, respectively.

See accompanying notes

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

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we successfully executed certain critical components of our plan during 2003. Key execution steps for 2004 and beyond included the completion of planned asset sales; additional reductions of our selling, general and administrative (SG&A) costs; the replacement of our cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash; and continuation of efforts to exit from the Power business (see below).

     Asset sales during 2004 were initially expected to generate proceeds of approximately $800 million. In first-quarter 2004, we completed the sale of our Alaska refinery and related assets for approximately $304 million. On July 28, 2004, we completed the sale of three straddle plants in western Canada for approximately $536 million (see Note 6). In addition to these transactions, we currently expect to generate additional proceeds from the sale of assets of approximately $50 to $100 million.

     In April 2004, we entered into two new unsecured credit facilities totaling $500 million, which will be used primarily for issuing letters of credit. During April 2004, use of these new facilities released approximately $500 million of restricted cash, restricted investments and margin deposits (see Note 12). Also, on May 3, 2004, we entered into a new three-year $1 billion secured revolving credit facility. The revolving credit facility is secured by certain Midstream assets and a guarantee from Williams Gas Pipeline Company, LLC. (WGP) (see Note 12).

     In May 2004, we made cash tender offers for approximately $1.34 billion aggregate principal amount of a specified series of our outstanding notes and debentures. As of the June 8, 2004, tender offer expiration date, we had accepted for purchase $1.17 billion of the notes for purchase (see Note 12). In May 2004, we also repurchased debt of approximately $255 million of various maturities on the open market. Our repurchase of these notes served to decrease debt and will result in reduced annual interest expense.

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

Notes (Continued)

     Because market conditions may change, and we cannot determine the impact of this on a buyer’s point of view, amounts ultimately received in any portfolio sale, contract liquidation or realization may be significantly different from the estimated economic value or carrying values reflected in the Consolidated Balance Sheet. In addition, our tolling agreements are not derivatives and thus have no carrying value in the Consolidated Balance Sheet pursuant to the application of Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). Based on current market conditions, certain of these agreements are forecasted to realize significant future losses. It is possible that we may sell contracts for less than their carrying value or enter into agreements to terminate certain obligations, either of which could result in significant future loss recognition or reductions of future cash flows.

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

Other

     Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others, including asset impairments, loss accruals, and the change in accounting principles which, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2004, and results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

     During the second quarter of 2003, we corrected the accounting treatment previously applied to certain third-party derivative contracts during 2002 and 2001. We previously disclosed this in our Form 10-Q for the second quarter of 2003 and in our Form 10-K for the year ended December 31, 2003. Results through June 30, 2003, include $106.8 million of revenue attributable to prior periods. Our management, after consultation with our independent auditor, concluded that the effect of the previous accounting treatment was not material to 2003 and earlier periods and the trend of earnings.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Notes (Continued)

2. Basis of presentation

     In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of certain components as discontinued operations (see Note 6).

     During second-quarter 2004, our Board of Directors approved a plan authorizing management to negotiate and facilitate a sale of our straddle plants in western Canada, which were part of the Midstream segment. As a result, these assets and their related income and cash flows are now reported as discontinued operations. In addition, the following components are included as discontinued operations:

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

     Since May 1995, an entity within our Midstream segment has operated production area facilities owned by entities within our Gas Pipeline segment. These regulated gas gathering assets have been operated pursuant to the terms of an operating agreement. Effective June 1, 2004, and due in part to FERC Order 2004, the operating agreement was terminated and management and decision-making control transferred to the Gas Pipeline segment. Consequently, the results of operations were similarly reclassified. All prior periods reflect these classifications.

     Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations. Other components of our business may be classified as discontinued operations in the future as those operations are sold or classified as held-for-sale.

     We have restated all segment information in the Notes to Consolidated Financial Statements for the prior periods presented to reflect the discontinued operations noted above. Certain other statement of operations, balance sheet and cash flow amounts have been reclassified to conform to the current classifications.

Notes (Continued)

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

4. Asset sales, impairments and other accruals

     Significant gains or losses from asset sales, impairments and other accruals included in other (income) expense - net within segment costs and expenses and investing income (loss) are included in the following tables.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Other (income) expense-net:
Power
Gain on sale of Jackson power contract	$—	$(175.0)	$—	$(175.0)
Commodity Futures Trading Commission settlement (see Note 13)	—	20.0	—	20.0
Gas Pipeline
Write-off of software development costs due to cancelled implementation	—	25.5	—	25.5
Write-off of previously-capitalized costs	9.0	—	9.0	—
Exploration & Production
Net gain on sale of natural gas properties	—	(91.5)	—	(91.5)
Loss provision related to an ownership dispute	11.3	—	11.3	—

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Investing income (loss):
Midstream Gas & Liquids
Impairment of Aux Sable investment	$—	$(8.5)	$—	$(8.5)
Other
Impairment of cost-based investment	—	(13.5)	—	(13.5)
Longhorn Partners Pipeline, L.P. :
Impairment of investment	(10.8)	(42.4)	(10.8)	(42.4)
Net unreimbursed Longhorn recapitalization advisory fees	—	—	(6.5)	—
Impairment of Algar Telecom S.A. investment	(1.1)	—	(1.1)	(12.0)

Notes (Continued)

5. Provision (benefit) for income taxes

     The provision (benefit) for income taxes from continuing operations includes:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Current:
Federal	$.1	$6.2	$3.3	$12.5
State	2.6	8.5	4.4	13.2
Foreign	3.3	8.2	5.8	8.2

	6.0	22.9	13.5	33.9
Deferred:
Federal	(13.0)	103.2	(13.6)	86.6
State	(12.6)	(2.1)	(10.5)	(5.1)
Foreign	2.3	1.9	4.6	(1.9)

	(23.3)	103.0	(19.5)	79.6

Total provision (benefit)	$(17.3)	$125.9	$(6.0)	$113.5

     The effective income tax rate benefit for the three months ended June 30, 2004, is greater than the federal statutory rate due primarily to the effect of state income taxes partially offset by net foreign operations and an accrual for income tax contingencies.

     The effective income tax rate benefit for the six months ended June 30, 2004, is less than the federal statutory rate due primarily to net foreign operations and an accrual for income tax contingencies partially offset by the effect of state income taxes.

     The effective income tax rate for the three and six months ended June 30, 2003, is greater than the federal statutory rate due primarily to the financial impairment of certain investments, capital losses generated for which valuation allowances were established, nondeductible expenses and an accrual for income tax contingencies.

Notes (Continued)

6. Discontinued operations

     During 2002, we began the process of selling assets and/or businesses to address liquidity issues. The businesses discussed below represent components that have been sold or approved for sale by our Board of Directors as of June 30, 2004; therefore, their results of operations (including any impairments, gains or losses), financial position and cash flows have been reflected in the consolidated financial statements and notes as discontinued operations.

Summarized results of discontinued operations

     The following table presents the summarized results of discontinued operations for the three and six months ended June 30, 2004 and June 30, 2003. Income from discontinued operations before income taxes for the six months ended June 30, 2004 includes a first-quarter charge of $17.4 million to increase our accrued liability associated with certain Quality Bank litigation matters (see Note 13).

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Revenues	$45.3	$628.4	$339.6	$1,846.3

Income (loss) from discontinued operations before income taxes	(2.9)	22.6	8.2	119.4
(Impairments) and gain (loss) on sales - net	.1	232.9	7.0	115.6
Benefit (provision) for income taxes	2.6	(99.5)	(4.0)	(89.1)

Income (loss) from discontinued operations	$(.2)	$156.0	$11.2	$145.9

Summarized assets and liabilities of discontinued operations

     The following table presents the summarized assets and liabilities of discontinued operations as of June 30, 2004 and December 31, 2003. The December 31, 2003 balances include the assets and liabilities of the Canadian straddle plants, the Gulf Liquids New River Project LLC (Gulf Liquids) and the Alaska refining, retail and pipeline operations. The June 30, 2004 balances include the Canadian straddle plants, Gulf Liquids and certain remaining working capital amounts of the Alaska refining, retail and pipeline operations. The assets and liabilities from discontinued operations are reflected on the Consolidated Balance Sheet as current beginning in the period they are both approved for sale and expected to be sold within twelve months.

	June 30,	December 31,
	2004	2003
	(Millions)
Total current assets	$46.6	$175.4

Property, plant and equipment - net	386.6	609.0
Other non-current assets	1.6	2.0

Total non-current assets	388.2	611.0

Total assets	$434.8	$786.4

Long-term debt due within one year	—	1.2
Other current liabilities	23.4	81.5

Total current liabilities	$23.4	$82.7

Long-term debt	—	.3
Other non-current liabilities	.9	12.7

Total non-current liabilities	.9	13.0

Total liabilities	$24.3	$95.7

Notes (Continued)

Held for sale at June 30, 2004

Canadian straddle plants

     During second-quarter 2004, our Board of Directors approved a plan to negotiate and facilitate the sale of our three natural gas liquid extraction plants (straddle plants) in western Canada. On July 28, 2004, we closed the sale of these facilities for approximately $536 million in U.S. funds. We expect to recognize a pre-tax gain of approximately $190 million on the sale in third-quarter 2004. These assets were previously written down to estimated fair value, resulting in a $36.8 million impairment in fourth-quarter 2002 and an additional $41.7 million impairment in fourth-quarter 2003. In 2004, the fair value of the assets increased substantially due primarily to renegotiation of certain customer contracts and a general improvement in the market for processing assets. These operations were part of the Midstream segment.

Gulf Liquids New River Project LLC

     During second-quarter 2003, our Board of Directors approved a plan authorizing management to negotiate and facilitate a sale of the assets of Gulf Liquids. The Gulf Liquids assets were written down to their estimated fair value less cost to sell resulting in a second-quarter 2003 impairment charge of $92.6 million, which is included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. We estimated fair value based on a probability-weighted analysis of various scenarios, including expected sales prices, discounted cash flows and salvage valuations. During first-quarter 2004, we initiated a second bid process and expect the sale of these operations to be completed in the second half of 2004. These operations were part of the Midstream segment.

     Winterthur International Insurance Company (Winterthur) issued policies to Gulf Liquids providing financial assurance related to construction contracts among Gulf Liquids, Gulsby Engineering, Inc. and Gulsby-Bay. After disputes arose regarding obligations under the construction contracts, Winterthur disputed coverage resulting in arbitration between Winterthur and Gulf Liquids. In July 2004, the arbitration panel awarded Gulf Liquids $93.6 million, offset by $18 million previously paid to Gulf Liquids, plus interest of $7.7 million, for a total award to Gulf Liquids of approximately $83.3 million. Winterthur has filed a Petition to Vacate the Arbitration Award in the New York State court.

     Because the final outcome of the arbitration is uncertain, we have not recognized the award in the consolidated financial statements.

2004 completed transactions

Alaska refining, retail and pipeline operations

     On March 31, 2004, we completed the sale of our Alaska refinery, retail and pipeline and related assets for approximately $304 million, subject to closing adjustments for items such as the value of petroleum inventories. We received $279 million in cash at the time of sale and $25 million in cash during the second quarter of 2004. Throughout the sales negotiation process, we regularly reassessed the estimated fair value of these assets based on information obtained from the sales negotiations using a probability-weighted approach. We recognized a $3.6 million gain on the sale during first-quarter 2004. The gain and an $8 million first-quarter 2003 impairment charge are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These operations were part of the previously reported Petroleum Services segment.

2003 Completed transactions

Canadian liquids operations

     During the third quarter of 2003, we completed the sale of certain gas processing, natural gas liquids fractionation, storage and distribution operations in western Canada and at our Redwater, Alberta plant for total proceeds of $246 million in cash. These operations were part of the Midstream segment.

Soda ash operations

     On September 9, 2003, we completed the sale of our soda ash mining facility located in Colorado. During 2003, ongoing sale negotiations continued to provide new information regarding estimated fair value, and, as a result, the carrying value of these assets was adjusted periodically as necessary. We recognized impairment charges of $5 million and $11.1 million during the first and second quarters of 2003, respectively. These impairments are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. The soda ash operations were part of the previously reported International segment.

Williams Energy Partners

     On June 17, 2003, we completed the sale of our 100 percent general partnership interest and 54.6 percent limited partner investment in Williams Energy Partners for approximately $512 million in cash and assumption by the purchasers of $570 million in debt. In December 2003, we received additional cash proceeds of $20 million following the occurrence of a contingent event. In second-quarter 2003 we recognized a gain on sale of $275.6 million which is included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations and deferred an additional $113 million associated with certain environmental indemnifications we provided to the purchasers under the sales agreement. In second-quarter 2004, we settled these indemnifications with an agreement to pay $117.5 million over a four-year period (see Note 11).

Notes (Continued)

Bio-energy facilities

     On May 30, 2003, we completed the sale of our bio-energy operations for approximately $59 million in cash. During second-quarter 2003, we recognized a loss on sale of $6.4 million, which is included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These operations were part of the previously reported Petroleum Services segment.

Natural gas properties

     On May 30, 2003, we completed the sale of natural gas exploration and production properties in the Raton Basin in southern Colorado and the Hugoton Embayment in southwestern Kansas. This sale included all of our interests within these basins. During second-quarter 2003, we recognized a gain on sale of $39.9 million which is included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These properties were part of the Exploration & Production segment.

Texas Gas

     On May 16, 2003, we completed the sale of Texas Gas Transmission Corporation for $795 million in cash and the assumption by the purchaser of $250 million in existing Texas Gas debt. There was no significant gain or loss recognized on the sale. We recorded a $109 million impairment charge in first-quarter 2003 reflecting the excess of the carrying cost of the long-lived assets over our estimate of fair value based on our assessment of the expected sales price pursuant to the purchase and sale agreement. The impairment charge is included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. Texas Gas was a segment within Gas Pipeline.

Midsouth refinery and related assets

     On March 4, 2003, we completed the sale of our refinery and other related operations located in Memphis, Tennessee for $455 million in cash. These assets were previously written down to their estimated fair value less cost to sell at December 31, 2002. We recognized a pre-tax gain on sale of $4.7 million in the first quarter of 2003. During the second quarter of 2003, we recognized a $24.7 million gain on the sale of an earn-out agreement we retained in the sale of the refinery. These gains are included in (impairments) and gain (loss) on sales in the preceding table of summarized results of discontinued operations. These operations were part of the previously reported Petroleum Services segment.

Williams travel centers

     On February 27, 2003, we completed the sale of our travel centers for approximately $189 million in cash. We had previously written these assets down to their estimated fair value to sell at December 31, 2002, and did not recognize a significant gain or loss on the sale. These operations were part of the previously reported Petroleum Services segment.

Notes (Continued)

7. Earnings (loss) per share

     Basic and diluted earnings (loss) per common share are computed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions,		(Dollars in millions,
	except per-share		except per-share
	amounts; shares in		amounts; shares in
	thousands)		thousands)
Income (loss) from continuing operations	$(18.0)	$113.7	$(19.5)	$70.6
Convertible preferred stock dividends	—	(22.7)	—	(29.5)

Income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share	$(18.0)	$91.0	$(19.5)	$41.1

Basic weighted-average shares	521,698	518,090	520,592	517,872
Effect of dilutive securities:
Stock options	—	3,889	—	2,814
Deferred shares unvested	—	2,567	—	2,867
Convertible debentures	—	10,293	—	—

Diluted weighted-average shares	521,698	534,839	520,592	523,553

Earnings (loss) per share from continuing operations:
Basic	$(.03)	$.18	$(.04)	$.08
Diluted	$(.03)	$.17	$(.04)	$.07

     For the three and six months ended June 30, 2004, approximately 3.5 million and 3.7 million weighted-average stock options, respectively, and approximately 2.8 million and 2.6 million weighted-average unvested deferred shares, respectively, that otherwise would have been included, have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive. The unvested deferred shares will vest over the period from July 2004 to January 2008.

     In addition, for the three and six months ended June 30, 2004, approximately 27.5 million weighted-average shares related to the assumed conversion of convertible debentures, as well as the related interest, have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive. If no other components used to calculate diluted earnings per share (EPS) change, we estimate the assumed conversion of the convertible debentures would become dilutive and therefore be included in diluted EPS at an Income from continuing operations amount of $48.8 million and $97.4 million for the three and six months ended June 30, 2004, respectively.

     Approximately 9.4 million options to purchase shares of common stock with a weighted-average exercise price of $27.43 were outstanding at June 30, 2004, but have been excluded from the computation of diluted earnings per share. Inclusion of these shares would have been antidilutive, as the exercise prices of the options exceeded the second-quarter weighted average market price of the common shares of $11.03 for the three months ended June 30, 2004.

     For the three and six months ended June 30, 2003, approximately 11.3 million and 13 million weighted-average shares, respectively, related to the assumed conversion of 9 7/8 percent cumulative convertible preferred stock have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive. The preferred stock was redeemed in June 2003.

     For the six months ended June 30, 2003, approximately 5.2 million weighted-average shares related to the assumed conversion of convertible debentures, as well as the related interest, were excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive. If no other components used to calculate diluted EPS change, we estimate the assumed conversion of the convertible debentures would become dilutive and therefore be included in diluted EPS at an Income from continuing operations amount of $148.4 million.

Notes (Continued)

8. Employee benefit plans

     Net periodic pension and other postretirement benefit (income) expense for the three and six months ended June 30, 2004 and 2003 is as follows:

	Pension Benefits
	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Components of net periodic pension (income) expense:
Service cost	$5.1	$6.4	$12.1	$12.9
Interest cost	10.7	13.2	25.2	26.6
Expected return on plan assets	(17.5)	(13.6)	(32.4)	(27.4)
Amortization of prior service credit	(.1)	(.6)	(.8)	(1.2)
Recognized net actuarial loss	.9	3.4	4.6	6.8
Regulatory asset amortization (deferral)	(.1)	.1	1.0	.2
Settlement/curtailment (income) expense	.1	(.9)	.1	.6

Net periodic pension (income) expense	$(.9)	$8.0	$9.8	$18.5

	Other Postretirement Benefits
	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Components of net periodic postretirement benefit (income) expense:
Service cost	$.3	$1.5	$1.8	$3.2
Interest cost	5.1	6.3	10.8	12.7
Expected return on plan assets	(3.1)	(3.3)	(6.2)	(6.8)
Amortization of transition obligation	.7	.7	1.3	1.4
Amortization of prior service cost	.1	.1	.3	.3
Regulatory asset amortization	1.9	2.0	3.5	4.7
Settlement/curtailment (income) expense	—	(29.0)	—	(29.0)

Net periodic postretirement benefit (income) expense	$5.0	$(21.7)	$11.5	$(13.5)

     The $29 million settlement/curtailment income included in net periodic postretirement (income) expense for the three and six months ended June 30, 2003, is included in income (loss) from discontinued operations in the Consolidated Statement of Operations due to the settlement/curtailment directly resulting from the sale of the operations included within discontinued operations.

     As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we expected to contribute approximately $60 million to our pension plans and approximately $15 million to our other postretirement benefit plans in 2004. For the six months ended June 30, 2004, we contributed $16.5 million to our pension plans and $5.8 million to our other postretirement benefit plans. We presently anticipate contributing approximately an additional $44 million to fund our pension plans in 2004 for a total of approximately $61 million. We presently anticipate contributing approximately an additional $9 million to our other postretirement benefit plans in 2004 for a total of approximately $15 million.

     Net periodic pension income for the three months ended June 30, 2004 includes a favorable adjustment to reflect revised 2004 actuarial information. The improvement results largely from a reduction in the number of employees and higher than expected asset performance.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our health care plan for retirees includes prescription drug coverage. In accordance with FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the provisions of the Act are not reflected in any measures of benefit obligations or other postretirement benefit expense in the financial statements or accompanying notes. In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This guidance is effective for us beginning in third quarter 2004 and supersedes FSP No. FAS 106-1. We are evaluating the impact of the Act on future obligations of the plan. If the plan is determined to be actuarially equivalent and eligible for the subsidy, the change in the obligation attributable to prior service will be deferred and recognized over future periods beginning in third quarter 2004.

Notes (Continued)

9. Stock-based compensation

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Net income (loss), as reported	$(18.2)	$269.7	$(8.3)	$(544.8)
Add: Stock-based employee compensation included in the Consolidated Statement of Operations, net of related tax effects	1.3	3.3	5.8	13.9
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.2)	(6.3)	(10.7)	(21.0)

Pro forma net income (loss)	$(20.1)	$266.7	$(13.2)	$(551.9)

Earnings (loss) per share:
Basic-as reported	$(.03)	$.48	$(.02)	$(1.11)
Basic-pro forma	$(.04)	$.47	$(.03)	$(1.12)
Diluted-as reported	$(.03)	$.46	$(.02)	$(1.10)
Diluted-pro forma	$(.04)	$.46	$(.03)	$(1.11)

     Pro forma amounts for 2004 include compensation expense from awards of our company stock made in 2004, 2003, 2002 and 2001. Also included in pro forma expense for the three and six months ended June 30, 2004, is $700,000 and $1.7 million, respectively, of incremental expense associated with the stock option exchange program described below. Pro forma amounts for 2003 include compensation expense from awards made in 2003, 2002 and 2001.

     Since compensation expense for stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

     On May 15, 2003, our shareholders approved a stock option exchange program. Under this exchange program, eligible employees were given a one-time opportunity to exchange certain outstanding options for a proportionately lesser number of options at an exercise price to be determined at the grant date of the new options. Surrendered options were cancelled June 26, 2003, and replacement options were granted on December 29, 2003. We did not recognize any expense pursuant to the stock option exchange. However, for purposes of pro forma disclosures, we recognized additional expense related to these new options and will amortize the remaining expense on the cancelled options through year-end 2004.

Notes (Continued)

10. Inventories

     Inventories at June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
	2004	2003
	(Millions)
Finished goods:
Refined products	$15.8	$8.0
Natural gas liquids	60.1	40.4

	75.9	48.4
Natural gas in underground storage	116.8	132.5
Materials, supplies and other	62.6	62.0

	$255.3	$242.9

11. Accrued liabilities and other liabilities and deferred income

     On May 27, 2004, we were released from certain historical indemnities, primarily related to environmental remediation, for an agreement to pay $117.5 million (see Note 13). We had previously deferred $113 million of a gain on sale related to these indemnities. At the date of sale, the deferred revenue and identified obligations related to the indemnities totaled $102 million. At June 30, 2004, the net present value of this settlement is $107.5 million. Of this amount, $35 million is classified as current and was subsequently paid on July 1, 2004. The remaining amount will be paid in three installments of $27.5 million, $20 million, and $35 million in 2005, 2006, and 2007, respectively.

Notes (Continued)

12. Debt and banking arrangements

Notes payable and long-term debt

     Notes payable and long-term debt at June 30, 2004 and December 31, 2003, are as follows:

	Weighted-
	Average
	Interest	June 30,	December 31,
	Rate (1)	2004	2003
	(Millions)
Secured notes payable	—%	$—	$3.3

Long-term debt:
Secured long-term debt
Notes, 6.62%-9.45%, payable through 2016	8.0%	$231.7	$243.7
Notes, adjustable rate, payable through 2016	3.4%	594.9	602.5
Unsecured long-term debt
Debentures, 5.5%-10.25%, payable through 2033	7.1%	1,415.5	1,645.2
Notes, 6.125%-9.25%, payable through 2032 (2)	7.7%	7,517.1	9,404.3
Other, payable through 2007	6.0%	.4	79.3

		9,759.6	11,975.0
Long-term debt due within one year		(276.6)	(935.2)

Total long-term debt		$9,483.0	$11,039.8

(1)	At June 30, 2004.

(2)	Includes $1.1 billion of 6.5 percent notes payable 2007, subject to remarketing in November 2004, discussed below.

     Long-term debt includes $1.1 billion of 6.5 percent notes, payable in 2007, which are subject to remarketing in November 2004. These FELINE PACS include equity forward contracts that require the holder to purchase shares of our common stock in February 2005. If a remarketing is unsuccessful in 2004 and a second remarketing in February 2005 is unsuccessful as defined in the offering document for the FELINE PACS, then we could exercise our right to foreclose on the notes in order to satisfy the obligation of the holders of the equity forward contracts requiring the holder to purchase our common stock. This would be a non-cash transaction. If either remarketing of the notes is successful, we will receive the proceeds from the remarketing in February 2005 and issue stock to the holders of the forward contracts.

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

     In May 2004, we made cash tender offers for approximately $1.34 billion aggregate principal amount of a specified series of our outstanding notes and debentures. As of the June 8, 2004, tender offer expiration date, we had accepted for purchase tenders of notes and debentures with an aggregate principal amount of approximately $1.17 billion. Holders of notes and debentures tendered by the early tender expiration date received an early tender payment premium of $30.00 per $1,000.00 principal amount of notes and debentures. In May 2004, we also repurchased approximately $255 million of various notes with maturity dates ranging from 2006 to 2011. In conjunction with these tendered notes and debentures and related consents, and early retirements, we paid premiums of approximately $79 million. The premiums, as well as related fees and expenses, together totaling approximately $96.8 million, were recorded in second-quarter 2004 as early debt retirement costs.

     On July 20, 2004, Wilpro Energy Services (PIGAP II) Limited, one of our subsidiaries, received a notice of default from the Venezuelan state oil company, PDVSA, relating to certain operational issues alleging that our subsidiary is not in compliance under a services agreement. We do not believe a basis exists for such notice and are contesting the giving of this notice. Although this notice of default could result in an event of default with respect to project loans totaling approximately $219 million and could result in an adverse effect with respect to other of our debt instruments, we believe that we will be able to resolve any issues arising from the alleged notice of default without any such results occurring with respect to our other debt instruments. The lenders under the project loan agreement have confirmed to us in writing that based on the facts they currently know, they have no intention of exercising any rights or remedies under the project loan agreement until the issues raised in the notice and our response are clarified.

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

Notes (Continued)

Revolving credit and letter of credit facilities

     In April 2004, we entered into two unsecured bank revolving credit facilities totaling $500 million. These facilities provide for both borrowings and issuing letters of credit, but are used primarily for issuing letters of credit. At June 30, 2004, letters of credit totaling $489 million have been issued by the participating financial institution under this facility and no revolving credit loans were outstanding. We are required to pay to the bank fixed fees at a weighted-average rate of 3.64 percent on the total committed amount of the facilities. In addition, we pay interest on any borrowings at a fluctuating rate comprised of either a base rate or LIBOR. We were able to obtain the unsecured credit facilities because the funding bank syndicated its associated credit risk into the institutional investor market via a 144A offering, which allows for the resale of certain restricted securities to qualified institutional buyers. Upon the occurrence of certain credit events, letters of credit outstanding under the agreement become cash collateralized creating a borrowing under the facilities. Concurrently the bank can deliver the facilities to the institutional investors, whereby the investors replace the bank as lender under the facilities. Upon such occurrence, we will pay:

•	a fixed facility fee at a weighted average rate of 3.19 percent to the investors,

•	interest on borrowings under the $400 million facility equal to a fixed rate of 3.57 percent, and

•	interest on borrowings under the $100 million facility at a fluctuating LIBOR interest rate.

     To facilitate the syndication of these facilities, the bank established trusts funded by the institutional investors. The assets of the trusts serve as collateral to reimburse the bank for our borrowings in the event the facilities are delivered to the investors. Thus, we have no asset securitization or collateral requirements under the new facilities. During second-quarter 2004, use of these new facilities replaced existing facilities and released approximately $500 million of restricted cash, restricted investments and margin deposits which secured our previous $800 million revolving and letter of credit facility. Significant covenants under these new facilities include the following:

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

     On May 3, 2004, we entered into a new three-year, $1 billion secured revolving credit facility which is available for borrowings and letters of credit. At June 30, 2004, letters of credit totaling $181 million have been issued by the participating institutions under this facility and no revolving credit loans were outstanding. We also have a commitment from our agent bank to expand our credit facility by an additional $275 million. Northwest Pipeline Corporation (Northwest) and Transcontinental Gas Pipeline Corporation (Transco) have access to $400 million each under the facility. The new facility is secured by certain Midstream assets, including substantially all of our southwest Wyoming, Wamsutter, San Juan Conventional, Manzanares and Torre Alta systems. Additionally, the facility is guaranteed by WGP. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the facilitating bank’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. We are also required to pay a commitment fee based on the unused portion of the facility, currently .375 percent. The applicable margins and commitment fee are based on the relevant borrower’s senior unsecured long-term debt ratings. Significant financial covenants under the credit agreement include:

•	ratio of debt to capitalization no greater than (i) 75 percent for the period June 30, 2004 through December 31, 2004, (ii) 70 percent for the period after December 31, 2004 through December 31, 2005, and (iii) 65 percent for the remaining term of the agreement;

•	ratio of debt to capitalization no greater than 55 percent for Northwest and Transco; and

•	ratio of EBITDA to Interest, on a rolling four quarter basis (or, in the first year, building up to a rolling four quarter basis), no less than (i) 1.5 for the periods ending September 30, 2004 through March 31, 2005, (ii) 2.0 for any period after March 31, 2005 through December 31, 2005, and (iii) 2.5 for the remaining term of the agreement.

Notes (Continued)

     Upon entering into the new $1 billion secured revolving credit facility on May 3, 2004, we terminated the $800 million revolving and letter of credit facility which we entered into in June 2003. Termination of the facility resulted in a $3.8 million charge which is recorded in Interest accrued in the Consolidated Statement of Operations.

Retirements

     On March 15, 2004, we retired $679 million of senior, unsecured 9.25 percent notes. The amount represented the outstanding balance subsequent to the fourth-quarter 2003 tender which retired $721 million of the original $1.4 billion balance.

     As previously discussed, in May 2004, we made cash tender offers for approximately $1.34 billion aggregate principal amount of our specified series of outstanding notes. We accepted for purchase tenders of notes and debentures with an aggregate principal amount of approximately $1.17 billion. In May 2004, we also repurchased approximately $255 million of various notes with maturity dates ranging from 2006 to 2011.

     A summary of significant retirements, payments, prepayments and tenders of long-term debt for the six months ended June 30, 2004 is as follows:

		Principal
Issue/Terms	Due Date	Amount
		(Millions)
9.25% senior unsecured notes	2004	$678.5
6.75% PATS	2006	370.3
6.5% unsecured notes	2006	251.4
6.25% unsecured debentures	2006	231.0
6.5% unsecured notes	2008	221.9
7.55% unsecured notes	2007	118.8
6.625% unsecured notes	2004	101.6
7.25% unsecured notes	2009	85.0
Long-term debt collateralized by certain receivables	N/A	78.7
7.125% unsecured notes	2011	60.0
Various notes, 6.62% - 9.45%	2013-2016	12.0
Various notes, adjustable rate	2004-2016	7.6

Notes (Continued)

13. Contingent liabilities and commitments

Rate and regulatory matters and related litigation

     Our interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $7 million for potential refund as of June 30, 2004.

Issues resulting from California energy crisis

     Power subsidiaries are engaged in power marketing in various geographic areas, including California. Prices charged for power by us and other traders and generators in California and other western states in 2000 and 2001 have been challenged in various proceedings including those before the Federal Energy Regulatory Commission (FERC). These challenges include refund proceedings, California Independent System Operator (ISO) fines, summer 2002 90-day contracts, investigations of alleged market manipulation including withholding, gas indices and other gaming of the market, new long-term power sales to the state of California that were subsequently challenged and civil litigation relating to certain of these issues. We have entered into a settlement with the State of California and others that has resolved each of these issues as to the State, and in February 2004 we announced a settlement with certain California utilities that resolves these issues as to such utilities. However, certain of these issues remain open as to the FERC and other non-settling parties.

Refund proceedings

     We and other suppliers of electricity in the California market are the subject of refund proceedings before the FERC. In December 2000, the FERC issued an order initiating the proceeding, which ultimately (by order dated June 19, 2001) established a refund methodology and set a refund period of October 2, 2000 to June 19, 2001. As a result of a hearing to determine refund liability for the market participants, a FERC administrative law judge issued findings on December 12, 2002, that estimated our refund obligation to the ISO at $192 million, excluding emissions costs and interest. The judge estimated that our refund obligation to the California Power Exchange (PX) was $21.5 million, excluding interest. However, the judge estimated that the ISO owes us $246.8 million, excluding interest, and that the PX owes us $17.4 million, excluding interest, and $2.9 million in charge backs. The estimates did not include $17 million in emissions costs that the judge found we are entitled to use as an offset to the refund liability, and the judge’s refund estimates are not based on final mitigated market clearing prices. On March 26, 2003, the FERC acted to largely adopt the judge’s order with a change to the gas methodology used to set the clearing price. As a result, Power recorded a first-quarter 2003 charge for refund obligations of $37 million. Net interest income related to amounts due from the counterparties is approximately $31 million through June 30, 2004. On October 16, 2003, the FERC issued an additional refund order granting rehearing in part and denying rehearing in part. This order is not expected to have a material effect on the refund calculation for us. However, pursuant to the October 16 order, the ISO has been ordered to calculate refunds for the market. This study is expected to be complete in 2004.

     On February 25, 2004, we announced a settlement agreement with California utilities, Southern California Edison and Pacific Gas & Electric (PG&E), to resolve our refund liability to the utilities as well as all other known disputes related to the California energy crisis of 2000 and 2001 (the “Utility Settlement”). We recorded a charge of approximately $33 million in the fourth quarter of 2003 associated with the terms of this settlement. San Diego Gas and Electric also joined in the settlement as a party. The Utility Settlement was filed with the FERC on April 27, 2004 and was approved by the FERC on July 2, 2004 to be effective on July 12, 2004. While only these three utilities were originally parties to the Utility Settlement with us, additional parties have now opted in and the Utility Settlement includes funding for refunds to all buyers in equal kind in the FERC refund period. Should any buyer not opt into the Utility Settlement, the refund amount in the Utility Settlement would be reduced and we would continue to litigate with that buyer regarding the refund issue and amount. Pursuant to this settlement our outstanding receivables for the period of approximately $261 million will be partially offset by our settlement obligation of approximately $136 million. We have received $2 million of our net receivable in the second quarter. During July, we received approximately $104 million of our remaining net $123 million receivable. Approximately the same amount of funds ($109 million) was used on June 24, 2004 to repurchase PG&E receivables previously sold to Bear Stearns. As for the $19 million receivable that remains at the end of July, $16 million is being held in escrow until released by the FERC and $3 million is being held by the PX. Approval by the FERC also resolved FERC investigations into physical and economic withholding. The Utility Settlement also resolved any claims by the settling parties regarding these issues.

     In a separate but related proceeding, certain entities have also asked the FERC to revoke our authority to sell power from California-based generating units at market-based rates, to limit us to cost-based rates for future sales from such units and to order refunds of excessive rates, with interest, retroactive to May 1, 2000, and possibly earlier. As a result of the Utility Settlement, this issue is resolved and we will maintain all existing authorities.

Notes (Continued)

     Although we have entered into a global settlement with the State of California, certain California utilities, and various other parties that resolve the refund issues among the settling parties, we have potential refund exposure to non-settling parties (e.g., various California end users that have not agreed to opt into the utility settlement). Therefore, we continue to participate in the FERC refund case and related proceedings. Challenges to virtually every aspect of the refund proceeding, including the refund period, are now pending at the Ninth Circuit Court of Appeals. No schedule has yet been established for hearing the appeals.

ISO fines

     On July 3, 2002, the ISO announced fines against several energy producers including us, for failure to deliver electricity during the period December 2000 through May 2001. The ISO fined us $25.5 million during this period, which was offset against our claims for payment from the ISO. These amounts will be adjusted as part of the refund proceeding described above. As the result of a settlement reached with the ISO pursuant to a FERC-approved dispute resolution process contained in the ISO tariff, these fines will be significantly reduced through the re-run of the market that takes place in the refund proceeding.

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

     As also discussed below in Reporting of natural gas-related information to trade publications, on November 8, 2002, we received a subpoena from a federal grand jury in Northern California seeking documents related to our involvement in California markets. We have completed our response to the subpoena. This subpoena is a part of the broad United States Department of Justice (DOJ) investigation regarding gas and power trading.

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

     On March 26, 2003, the FERC issued a Staff Report addressing: (1) Enron trading practices, (2) an allegation in a June 2, 2002 New York Times article that we had attempted to corner the gas market, and (3) the allegations of gas price index manipulation which are discussed in more detail below in Reporting of natural gas-related information to trade publications. The Staff Report cleared us on the issue of cornering the market and contemplated or established further proceedings on the other two issues as to us and numerous other market participants. On June 25, 2003, the FERC issued a series of orders in response to the California parties’ March

Notes (Continued)

3rd Report and the Staff Report. These orders resulted in further investigations regarding potential allegations of physical withholding, economic withholding, and a show cause order alleging that various companies engaged in Enron trading practices. On August 29, 2003, we entered into a settlement with the FERC trial staff of all Enron trading practices for approximately $45,000. The settlement was approved by the FERC on January 22, 2004. The investigations of physical and economic withholding are also continuing. Each of these FERC investigations of alleged market manipulation are resolved pursuant to the Utility Settlement that is discussed above in Refund proceedings.

Long-term contracts

     In February 2001, during the height of the California energy crisis, we entered into a long-term power contract with the State of California to assist in stabilizing its market. This contract was later challenged by the State of California. This challenge resulted in settlement discussions being held between the State and us on the contract issue as well as other state initiated proceedings and allegations of market manipulation. A settlement was reached that resulted in us entering into a settlement agreement with the State of California and other non-Federal parties that includes renegotiated long-term energy contracts. These contracts are made up of block energy sales, dispatchable products and a gas contract. The settlement does not extend to criminal matters or matters of willful fraud, but also resolved civil complaints brought by the California Attorney General against us and the State of California’s refund claims that are discussed above. In addition, the settlement resolved ongoing investigations by the States of California, Oregon and Washington. The settlement was reduced to writing and executed on November 11, 2002. The settlement closed on December 31, 2002, after FERC issued an order granting our motion for partial dismissal from the refund proceedings. The dismissal affects our refund obligations to the settling parties, but not to other parties, such as investor-owned utilities. Pursuant to the settlement, the California Public Utilities Commission (CPUC) and California Electricity Oversight Board (CEOB) filed a motion on January 13, 2003 to withdraw their complaints against us regarding the original block energy sales contract. On June 26, 2003, the FERC granted the CPUC and CEOB joint motion to withdraw their respective complaints against us. Certain private class action and other civil plaintiffs who have initiated class action litigation against us and others in California based on allegations against us with respect to the California energy crisis also executed the settlement. Final approval by the court is needed to make the settlement effective as to plaintiffs and to terminate the class actions as to us. The Court granted approval on June 29, 2004. Some litigation by non-California plaintiffs, or relating to reporting of natural gas information to trade publications, as discussed below, will continue. As of June 30, 2004, pursuant to the terms of the settlement, we have transferred ownership of six LM6000 gas powered electric turbines, have made two payments totaling $72 million to the California Attorney General, and have funded a $15 million fee and expense fund associated with civil actions that are subject to the settlement. An additional $75 million remains to be paid to the California Attorney General (or his designee) over the next six years, with the final payment of $15 million due on January 1, 2010.

Reporting of natural gas-related information to trade publications

     We disclosed on October 25, 2002, that certain of our natural gas traders had reported inaccurate information to a trade publication that published gas price indices. As noted above, on November 8, 2002, we received a subpoena from a federal grand jury in Northern California seeking documents related to our involvement in California markets, including our reporting to trade publications for both gas and power transactions. We completed our response to the subpoena. The DOJ’s investigation into this matter is continuing. In addition, the Commodity Futures Trading Commission (CFTC) has conducted an investigation of us regarding this issue. On July 29, 2003, we reached a settlement with the CFTC where in exchange for $20 million, the CFTC closed its investigation and we did not admit or deny allegations that we had engaged in false reporting or attempted manipulation. Civil suits based on allegations of manipulating the gas indices have been brought against us and others in Federal court in New York, Washington, Oregon and California and in state court in California.

Investigations related to natural gas storage inventory

     We responded to a subpoena from the CFTC and inquiries from the FERC related to natural gas storage inventory issues. We believe that these inquiries are a part of an ongoing general industry-wide investigation. The inquiries relate to the formal reporting of inventory levels, the sharing of non-public data concerning inventory levels, and the potential uses of such data in natural gas trading. Through some of our subsidiaries, we own and operate natural gas storage facilities.

Notes (Continued)

Mobile Bay expansion

     On December 3, 2002, an administrative law judge at the FERC issued an initial decision in Transco’s general rate case which, among other things, rejected the recovery of the costs of Transco’s Mobile Bay expansion project from its shippers on a “rolled-in” basis and found that incremental pricing for the Mobile Bay expansion project is just and reasonable. The administrative law judge’s initial decision is subject to review by the FERC. On March 26, 2004, the FERC issued an Order on Initial Decision in which it reversed the administrative law judge’s holding and accepted Transco’s proposal for rolled in rates. Power holds long-term transportation capacity on the Mobile Bay expansion project. If the FERC had adopted the decision of the administrative law judge on the pricing of the Mobile Bay expansion project and also required that the decision be implemented effective September 1, 2001, Power could have been subject to surcharges of approximately $50 million, excluding interest, through June 30, 2004, in addition to increased costs going forward. On April 26, 2004, several parties, including Transco filed requests for rehearing of the FERC’s March 26, 2004 order.

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

Environmental matters

Continuing operations

     Since 1989, our Transco subsidiary has had studies under way to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests regarding such potential contamination of certain of its sites. Transco has identified polychlorinated biphenyl (PCB) contamination in compressor systems, soils and related properties at certain compressor station sites. Transco has also been involved in negotiations with the U.S. Environmental Protection Agency (EPA) and state agencies to develop screening, sampling and cleanup programs. In addition, Transco commenced negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. The costs of any such remediation will depend upon the scope of the remediation. At June 30, 2004, Transco had accrued liabilities of $27 million related to PCB contamination, potential mercury contamination, and other toxic and hazardous substances.

     We also accrued environmental remediation costs for our natural gas gathering and processing facilities, primarily related to soil and groundwater contamination. At June 30, 2004, we had accrued liabilities totaling approximately $8 million for these costs.

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

Agrico

     In connection with the 1987 sale of the assets of Agrico Chemical Company, we agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations, to the extent such costs exceed a specified amount. At June 30, 2004, we had accrued liabilities of approximately $10 million for such excess costs.

     We are also in discussions with defendants involved in two class action damages lawsuits involving this former chemical fertilizer business. We are not a named defendant in the lawsuits, but have contractual obligations to participate with the named defendants in the ongoing remediation. One named defendant has filed a motion to compel us to participate in arbitration over the contractual obligations.

Notes (Continued)

Williams Energy Partners

     As part of our June 17, 2003 sale of Williams Energy Partners (see Note 6), we indemnified the purchaser for:

     (1) environmental cleanup costs resulting from certain conditions, primarily soil and groundwater contamination, at specified locations, to the extent such costs exceed a specified amount and

     (2) currently unidentified environmental contamination relating to operations prior to April 2002 and identified prior to April 2008.

     On May 26, 2004, the parties reached an agreement for buyout of certain indemnities in the form of a structured cash settlement totaling $117.5 million. Yearly payments will be made through 2007. The agreement releases Williams from all environmental indemnity obligations under the June 2003 Sale of Williams Energy Partners and two related agreements. Williams is now indemnified by the purchaser for third party environmental claims made against Williams for claims covered under the June 2003 purchase and sale agreement (PSA) and related agreements as well as all environmental occurrences before the closing date of the PSA. The agreement also transferred most third party litigation matters related to Williams Energy Partners’ assets to the purchaser.

     On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from our pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period from July 1, 1998 through July 2, 2001. In November 2001, we furnished our response. This matter has not become an enforcement proceeding. On March 11, 2004, the Department of Justice (DOJ) invited the new owner of the Williams Pipe Line, Magellan Midstream Partners, L.P. (Magellan), to enter into negotiations regarding alleged violations of the Clean Water Act and to sign a tolling agreement. No penalty has been assessed by the EPA; however, the DOJ stated in its letter that the maximum possible penalties were approximately $22 million for the alleged violations. It is anticipated that by providing additional clarification and through negotiations with the EPA and DOJ, that any proposed penalty will be reduced. All environmental indemnity obligations to Magellan were released in the May 26, 2004 buyout agreement described above. Williams will participate in the EPA/DOJ negotiations and respond to requests for information related to three release events not related to Magellan-owned assets.

Other

     At June 30, 2004, we had accrued environmental liabilities totaling approximately $16 million related primarily to our:

•	potential indemnification obligations to purchasers of our former retail petroleum and refining operations;

•	former propane marketing operations, petroleum products and natural gas pipelines;

•	a discontinued petroleum refining facility; and

•	exploration and production and mining operations.

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

     We are a plaintiff in litigation involving the environmental investigation and subsequent cleanup of our former retail petroleum and refining operations. In April we received a court order to participate in mediation before the end of June with the defendant to attempt to reach a settlement prior to going to trial. Mediation occurred in June and discussions are ongoing.

     Certain of our subsidiaries have been identified as potentially responsible parties (PRP) at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws.

Notes (Continued)

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

     As a result of these settlements, Transco has been sued by certain producers seeking indemnification from Transco. Transco is currently a defendant in one lawsuit in which a producer has asserted damages, including interest calculated through June 30, 2004, of approximately $10 million. On July 11, 2003, at the conclusion of the trial, the judge ruled in Transco’s favor and subsequently entered a formal judgment. The plaintiff is seeking an appeal.

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

Notes (Continued)

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

     In addition, four class action complaints have been filed against us, the members of our Board of Directors and members of our Benefits and Investment Committees under the Employee Retirement Income Security Act (ERISA) by participants in our 401(k) plan. A motion to consolidate these suits has been approved. On July 14, 2003, the Court dismissed us and our Board from the ERISA suits, but not the members of the Benefits and Investment Committees to whom we might have an indemnity obligation. If it is determined that we have an indemnity obligation, we expect that any costs incurred will be covered by our insurance policies. The Department of Labor is also independently investigating our employee benefit plans. On May 3, 2004, plaintiffs requested permission to amend their complaint to add additional Investment Committee members and to again name the Board of Directors. That permission was granted June 7, 2004, and a motion to dismiss was filed on behalf of the Board on July 15, 2004. Derivative shareholder suits have been filed in state court in Oklahoma, all based on similar allegations. On August 1, 2002, a motion to consolidate and a motion to stay these Oklahoma suits pending action by the federal court in the shareholder suits was approved.

Oklahoma securities investigation

     On April 26, 2002, the Oklahoma Department of Securities issued an order initiating an investigation of us and WilTel regarding issues associated with the spin-off of WilTel and regarding the WilTel bankruptcy. We have no pending inquiries in this investigation, but are committed to cooperate fully in the investigation.

Shell offshore litigation

     On November 30, 2001, Shell Offshore, Inc. filed a complaint at the FERC against Williams Gas Processing - Gulf Coast Company, L.P. (WGPGCC), Williams Gulf Coast Gathering Company (WGCGC), Williams Field Services Company (WFS) and Transco, alleging concerted actions by the affiliates frustrating the FERC’s regulation of Transco. The alleged actions are related to offers of gathering service by WFS and its subsidiaries on the deregulated North Padre Island offshore gathering system. On September 5, 2002, the FERC issued an order reasserting jurisdiction over that portion of the North Padre Island facilities previously transferred to WFS. The FERC also determined an unbundled gathering rate for service on these facilities which is to be collected by Transco. Transco, WGPGCC, WGCGC and WFS believe their actions were reasonable and lawful and each has filed petitions for review of the FERC’s orders with the U.S. Court of Appeals for the District of Columbia. On July 13, 2004, the Court of Appeals reversed the FERC’s decision, ruling that FERC’s attempt to impose regulated rates was without legal basis.

TAPS Quality Bank

     Williams Alaska Petroleum, Inc. (WAPI) is actively engaged in administrative litigation being conducted jointly by the FERC and the Regulatory Commission of Alaska (RCA) concerning the Trans-Alaska Pipeline System (TAPS) Quality Bank. Primary issues being litigated include the appropriate valuation of the naphtha, heavy distillate, vacuum gas oil and residual product cuts within the TAPS Quality Bank as well as the appropriate retroactive effects of the determinations. WAPI’s interest in these proceedings is material as the matter involves claims by crude producers and the State of Alaska for retroactive payments plus interest of up to $181 million. Due to the sale of WAPI’s interests on March 31, 2004, no future Quality Bank liability will accrue but any liability that existed as of the date of the sale will remain a Williams liability. Because of the complexity of the issues involved, however, the outcome cannot be predicted with certainty nor can the likely result be quantified. Certain periodic discussions have been held and continue among some of the litigants. Because of the number of parties involved and the diversity of positions, no comprehensive

Notes (Continued)

terms have been identified that could be considered probable to achieve final settlement among all parties. The FERC and RCA presiding administrative law judges are expected to render their joint and/or individual initial decision(s) sometime during the third quarter of 2004. Although we sold WAPI, we retained potential liability for any retroactive payments that may be awarded in these proceedings for the period ending on March 31, 2004.

Deepwater Construction Litigation

     On February 12, 2004, Technip Offshore Contractors, Inc. (TOCI) served WFS, as agent for Williams Fields Services Company - Gulf Coast Company, L.P. and Williams Oil Gathering, L.L.C., with a lawsuit brought in federal court in Houston, Texas. TOCI alleges breach of its contract with us for the construction of export pipelines connected to the Devils Tower SPAR in the Gulf of Mexico. TOCI seeks (1) acceleration of our obligation to pay amounts held as retention and (2) payment of almost $10 million for the value of disputed change orders. We have filed counterclaims seeking almost $7 million arising from damages suffered due to TOCI’s breaches of the contract, including liquidated delay damages. The litigation is in the early stages of discovery.

Colorado Royalty Litigation

     On June 27, 2002, a royalty owner in the Piceance basin of Colorado filed suit against Williams Production RMT Company alleging that we breached our lease agreements and violated the Colorado Deceptive Trade Practices Act by making various deductions from his royalty payments from 1996 to date. On August 2, 2004, the jury returned its verdict in the amount of $4.1 million for the plaintiff. The verdict included a finding of bad faith which could potentially triple the damage award. The verdict is not yet final pending post-trial motions, but we expect to appeal the verdict if it is not set aside by the court.

Other divestiture indemnifications

     Pursuant to various purchase and sale agreements relating to divested businesses and assets, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, environmental matters, right of way and other representations that we have provided. At June 30, 2004, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on results of operations in the period in which the claim is made.

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

Commitments

     Power has entered into certain contracts giving it the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are currently in operation throughout the continental United States. At June 30, 2004, Power’s estimated committed payments under these contracts are approximately $210 million for the remainder of 2004, range from approximately $397 million to $423 million annually through 2017 and decline over the remaining five years to $58 million in 2022. Total committed payments under these contracts over the next eighteen years are approximately $6.5 billion.

Notes (Continued)

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

     In connection with the construction of a joint venture pipeline project, we guaranteed, through a put agreement, certain portions of the joint venture’s project financing in the event of nonpayment by the joint venture. Our potential liability under this guarantee ranges from zero percent to 100 percent of the outstanding project financing, depending on our ability and the other project member’s ability to meet certain performance criteria. As of June 30, 2004, the total outstanding project financing is $32.8 million. While our maximum potential liability is the full amount of the financing, based on a recently executed Memorandum of Agreement (MOA), our exposure has been significantly reduced. On March 8, 2004, we entered into the MOA, in which the partner in the joint venture assumed 100 percent of project development costs to date as well as responsibility for any ongoing additional costs, pending a final determination of whether the project will go forward. Based on the MOA and the current status of the project, it is highly unlikely that any obligation would be incurred with respect to the project. The put agreement expires in March 2005. We have not accrued any amounts related to the guarantee at June 30, 2004.

     We have guaranteed commercial letters of credit totaling $17 million on behalf of an equity method investee. These expire in January 2005, and have no carrying value.

     We have provided guarantees in the event of nonpayment by our previously owned communications subsidiary, WilTel, on certain lease performance obligations that extend through 2042 and have a maximum potential exposure of approximately $50 million at June 30, 2004. Our exposure declines systematically throughout the remaining term of WilTel’s obligations. The carrying value of these guarantees is approximately $45 million at June 30, 2004 and is recorded as a non-current liability.

     We have provided guarantees on behalf of certain partnerships in which we have an equity ownership interest. These generally guarantee operating performance measures and the maximum potential future exposure cannot be determined. These guarantees continue until we withdraw from the partnerships. No amounts have been accrued at June 30, 2004.

Notes (Continued)

14. Comprehensive income (loss)

     Comprehensive income (loss) from both continuing and discontinued operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Net income (loss)	$(18.2)	$269.7	$(8.3)	$(544.8)
Other comprehensive income (loss):
Unrealized gains on securities	—	4.4	—	.2
Net realized losses on securities	—	—	3.0	—
Unrealized losses on derivative instruments	(83.8)	(266.1)	(268.4)	(450.2)
Net reclassification into earnings of derivative instrument losses	51.3	8.5	98.0	23.8
Foreign currency translation adjustments	(6.2)	28.9	(11.5)	53.6
Minimum pension liability adjustment	—	1.6	.7	1.6

Other comprehensive loss before taxes	(38.7)	(222.7)	(178.2)	(371.0)
Income tax benefit on other comprehensive loss	12.3	96.2	63.7	162.4

Other comprehensive loss	(26.4)	(126.5)	(114.5)	(208.6)

Comprehensive income (loss)	$(44.6)	$143.2	$(122.8)	$(753.4)

15. Segment disclosures

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

     Effective June 1, 2004, and due in part to FERC Order 2004, management and decision-making control of certain regulated gas gathering assets was transferred from our Midstream segment to our Gas Pipeline segment. Consequently, the results of operations were similarly reclassified. All prior periods reflect these classifications.

Segments - performance measurement

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

Notes (Continued)

15. Segment disclosures (Continued)

     The following tables reflect the reconciliation of revenues and operating income (loss) as reported in the Consolidated Statement of Operations to segment revenues and segment profit (loss).

			Exploration	Midstream
		Gas	&	Gas &
	Power	Pipeline	Production	Liquids	Other	Eliminations	Total
	(Millions)
Three months ended June 30, 2004
Segment revenues:
External	$2,118.7	$325.9	$(19.3)	$621.3	$2.1	$—	$3,048.7
Internal	235.0	5.1	208.3	9.2	4.9	(462.5)	—

Total segment revenues	2,353.7	331.0	189.0	630.5	7.0	(462.5)	3,048.7

Less intercompany interest rate swap income (loss)	20.5	—	—	—	—	(20.5)	—

Total revenues	$2,333.2	$331.0	$189.0	$630.5	$7.0	$(442.0)	$3,048.7

Segment profit (loss)	$44.7	$132.8	$43.3	$98.6	$(14.3)	$—	$305.1
Less:
Equity earnings (losses)	—	5.2	3.2	2.6	(.3)	—	10.7
Loss from investments	—	(.7)	—	(.1)	(10.8)	—	(11.6)
Intercompany interest rate swap income (loss)	20.5	—	—	—	—	—	20.5

Segment operating income (loss)	$24.2	$128.3	$40.1	$96.1	$(3.2)	$—	285.5

General corporate expenses							(28.3)

Consolidated operating income							$257.2

Three months ended June 30, 2003
Segment revenues:
External	$2,797.8	$320.5	$(5.8)	$488.2	$11.6	$—	$3,612.3
Internal	125.7	10.2	206.0	14.0	8.5	(364.4)	—

Total segment revenues	2,923.5	330.7	200.2	502.2	20.1	(364.4)	3,612.3

Less intercompany interest rate swap loss	(16.7)	—	—	—	—	16.7	—

Total revenues	$2,940.2	$330.7	$200.2	$502.2	$20.1	$(381.1)	$3,612.3

Segment profit (loss)	$348.0	$115.5	$178.7	$45.1	$(51.7)	$—	$635.6
Less:
Equity earnings (losses)	—	2.0	2.5	(2.8)	(.7)	—	1.0
Income (loss) from investments	—	.1	—	(3.7)	(42.5)	—	(46.1)
Intercompany interest rate swap loss	(16.7)	—	—	—	—	—	(16.7)

Segment operating income (loss)	$364.7	$113.4	$176.2	$51.6	$(8.5)	$—	697.4

General corporate expenses							(21.8)

Consolidated operating income							$675.6

			Exploration	Midstream
		Gas	&	Gas &
	Power	Pipeline	Production	Liquids	Other	Eliminations	Total
	(Millions)
Six months ended June 30, 2004
Segment revenues:
External	$4,222.6	$681.2	$(34.1)	$1,239.6	$4.9	$—	$6,114.2
Internal	405.9	8.8	388.3	18.2	14.7	(835.9)	—

Total segment revenues	4,628.5	690.0	354.2	1,257.8	19.6	(835.9)	6,114.2

Less intercompany interest rate swap loss	(1.1)	—	—	—	—	1.1	—

Total revenues	$4,629.6	$690.0	$354.2	$1,257.8	$19.6	$(837.0)	$6,114.2

Segment profit (loss)	$12.0	$280.2	$94.8	$206.9	$(23.0)	$—	$570.9
Less:
Equity earnings (losses)	—	9.0	6.1	7.5	(.3)	—	22.3
Loss from investments	—	(1.0)	—	(.3)	(17.3)	—	(18.6)
Intercompany interest rate swap loss	(1.1)	—	—	—	—	—	(1.1)

Segment operating income (loss)	$13.1	$272.2	$88.7	$199.7	$(5.4)	$—	568.3

General corporate expenses							(60.3)

Consolidated operating income							$508.0

Six months ended June 30, 2003
Segment revenues:
External	$6,385.8	$653.3	$(12.9)	$1,336.1	$26.1	$—	$8,388.4
Internal	313.3	17.0	457.0	31.5	22.0	(840.8)	—

Total segment revenues	6,699.1	670.3	444.1	1,367.6	48.1	(840.8)	8,388.4

Less intercompany interest rate swap loss	(22.6)	—	—	—	—	22.6	—

Total revenues	$6,721.7	$670.3	$444.1	$1,367.6	$48.1	$(863.4)	$8,388.4

Segment profit (loss)	$211.6	$265.8	$292.5	$157.3	$(46.9)	$—	$880.3
Less:
Equity earnings (losses)	—	3.8	4.6	(6.0)	3.0	—	5.4
Income (loss) from investments	—	.1	—	(3.7)	(42.5)	—	(46.1)
Intercompany interest rate swap loss	(22.6)	—	—	—	—	—	(22.6)

Segment operating income (loss)	$234.2	$261.9	$287.9	$167.0	$(7.4)	$—	943.6

General corporate expenses							(44.7)

Consolidated operating income							$898.9

Notes (Continued)

15. Segment disclosures (Continued)

	Total Assets
	June 30, 2004	December 31, 2003*
	(Millions)
Power	$9,942.0	$8,690.1
Gas Pipeline	7,361.9	7,314.3
Exploration & Production	5,316.0	5,347.4
Midstream Gas & Liquids	4,063.1	4,033.1
Other	4,159.9	6,928.7
Eliminations	(5,109.3)	(6,078.2)

	25,733.6	26,235.4
Discontinued operations	434.8	786.4

Total	$26,168.4	$27,021.8

*	Certain amounts have been reclassified as described in Note 2.

16. Recent accounting standards

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

     In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This guidance is effective for us beginning in third quarter 2004 and supersedes FSP No. FAS 106-1. We are evaluating the impact of the Act on future obligations of the plan. If the plan is determined to be actuarially equivalent and thus eligible for the subsidy, the change in the obligation attributable to prior service will be deferred and recognized over future periods beginning in third-quarter 2004 (see Note 8).

     EITF Issue No. 03-1, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” contains recognition and measurement guidance that must be applied to investment impairment evaluations in interim reporting periods beginning after June 15, 2004. This Issue is required to be adopted on a prospective basis. Specifically, the Issue provides guidance to determine whether an investment is impaired and whether that impairment is other than temporary. The Issue applies to debt and equity securities, except equity securities accounted for under the equity method. We are reviewing this Issue and have yet to determine the impact to our Consolidated Balance Sheet and Consolidated Statement of Operations.

17. Subsequent events

     As disclosed in Note 1, on July 8, 2004, we signed a definitive agreement to sell three straddle plants in western Canada. On July 28, 2004, we closed the sale of these facilities for approximately $536 million in U.S. funds. We expect to recognize the $190 million pre-tax gain on the sale in third-quarter 2004.

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

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we successfully executed certain critical components of our plan during 2003. Key execution steps for 2004 and beyond included the completion of planned asset sales; additional reductions of our SG&A costs; the replacement of our cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash; and continuation of our efforts to exit from the Power business.

     Asset sales during 2004 were initially expected to generate proceeds of approximately $800 million. In first-quarter 2004, we completed the sale of our Alaska refinery and related assets for approximately $304 million. On July 28, 2004 we completed the sale of three straddle plants in western Canada for approximately $536 million. In addition to these transactions, we currently expect to generate additional proceeds from the sale of assets of approximately $50 to $100 million.

     In April 2004, we entered into two new unsecured credit facilities totaling $500 million, primarily for issuing letters of credit. During April 2004, use of these facilities released approximately $500 million of restricted cash, restricted investments and margin deposits. Also, on May 3, 2004, we entered into a new three-year, $1 billion secured revolving credit facility. The revolving facility is secured by certain Midstream assets and a guarantee from WGP (see Note 12 of Notes to Consolidated Financial statements).

     As part of our planned strategy, on February 25, 2004, our Exploration & Production segment amended its $500 million secured note facility, which was originally due May 30, 2007. The amendment provided more favorable terms including a lower interest rate and an extension of the maturity by one year (see Note 12 of Notes to Consolidated Financial Statements).

     On March 15, 2004, we retired $679 million of senior unsecured 9.25 percent notes due March 15, 2004. The amount represented the outstanding balance subsequent to the fourth-quarter 2003 tender which retired $721 million of the original $1.4 billion balance.

     In May 2004, we made cash tender offers for approximately $1.34 billion aggregate principal amount of a specified series of our outstanding notes and debentures. As of the June 8, 2004 tender offer expiration date, we accepted for purchase $1.17 billion of the notes for purchase. In May 2004, we also repurchased debt of approximately $255 million of various maturities on the open market (See Note 12 in Notes to Consolidated Financial Statements). Our repurchase of these notes served to decrease debt and will result in reduced annual interest expense and reduced administrative costs associated with the various debt issues.

Long-term debt, excluding the current portion, at June 30, 2004 was approximately $9.5 billion.

     We are seriously considering the possibility of creating a public master limited partnership (MLP) that would own and operate certain Midstream assets. Initial operations would include various NGL storage, fractionation and transportation assets most of which we had previously considered selling due to the strong interest from existing MLP's in this sector.

Management’s Discussion and Analysis (Continued)

Power Business Status

     Since mid-2002, we have been pursuing a strategy of exiting the Power business and have worked with financial advisors to assist with this effort. To date, several factors have contributed to the difficulty of achieving a complete exit from this business, including the following with respect to the wholesale power industry:

•	oversupply position in most markets expected through the balance of the decade,

•	slow North American gas supply response to high gas prices, and

•	expectations of hybrid regulated/deregulated market structure for several years.

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

Management’s Discussion and Analysis (Continued)

General

     In accordance with the provisions related to discontinued operations within Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements and notes in Item 1 reflect the results of operations, financial position and cash flows through the date of sale, as applicable, of the following components as discontinued operations (see Note 6 of Notes to Consolidated Financial Statements).

     During second-quarter 2004, our Board of Directors approved a plan authorizing management to negotiate and facilitate a sale of the straddle plants in western Canada, which were part of the Midstream segments. As a result, these assets and their related income and cash flows are now reported as discontinued operations. In addition, the following components are included as discontinued operations:

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

     Effective June 1, 2004, and due in part to FERC Order 2004, management and decision-making control of certain regulated gas gathering assets was transferred from our Midstream segment to our Gas Pipeline segment. Consequently, the results of operations were similarly reclassified. All prior periods reflect these classifications.

     Unless indicated otherwise, the following discussion and analysis of results of operations, financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this document and our 2003 Annual Report on Form 10-K.

Management’s Discussion and Analysis (Continued)

Results of operations

Consolidated overview

     The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2004. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2004	2003	from 2003 (1)	2004	2003	From 2003
	(Millions)			(Millions)
Revenues	$3,048.7	$3,612.3	-16%	$6,114.2	$8,388.4	-27%
Costs and expenses:
Costs and operating expenses	2,658.3	3,024.8	+12%	5,348.2	7,448.4	+28%
Selling, general and administrative expenses	81.9	115.4	+29%	166.3	221.0	+25%
Other (income) expense - net	23.0	(225.3)	NM	31.4	(224.6)	NM
General corporate expenses	28.3	21.8	-30%	60.3	44.7	-35%

Total costs and expenses	2,791.5	2,936.7	+5%	5,606.2	7,489.5	+25%

Operating income	257.2	675.6	-62%	508.0	898.9	-43%
Interest accrued - net	(221.6)	(394.6)	+44%	(460.9)	(735.5)	+37%
Interest rate swap income (loss)	6.8	(6.1)	NM	(1.3)	(8.9)	+85%
Investing income (loss)	11.7	(43.2)	NM	22.0	3.1	NM
Early debt retirement costs	(96.8)	—	NM	(97.3)	—	NM
Minority interest in income of consolidated subsidiaries	(6.0)	(6.0)	—	(10.8)	(9.5)	-14%
Other income (expense) - net	13.4	13.9	-4%	14.8	36.0	-59%

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principles	(35.3)	239.6	NM	(25.5)	184.1	NM
Provision (benefit) for income taxes	(17.3)	125.9	NM	(6.0)	113.5	NM

Income (loss) from continuing operations	(18.0)	113.7	NM	(19.5)	70.6	NM
Income (loss) from discontinued operations	(.2)	156.0	NM	11.2	145.9	-92%

Income (loss) before cumulative effect of change in accounting principles	(18.2)	269.7	NM	(8.3)	216.5	NM
Cumulative effect of change in accounting principles	—	—	—	—	(761.3)	+100%

Net income (loss)	(18.2)	269.7	NM	(8.3)	(544.8)	+98%
Preferred stock dividends	—	22.7	+100%	—	29.5	+100%

Income (loss) applicable to common stock	$(18.2)	$247.0	NM	$(8.3)	$(574.3)	+99%

(1)	+ = Favorable Change; - = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

     Our revenues decreased $563.6 million due primarily to decreased revenues at our Power segment, slightly offset by increased revenues at our Midstream segment. Power revenues decreased approximately $569.8 million due primarily to lower power sales volumes and decreased net unrealized gains on power and natural gas derivative contracts due primarily to the impact of a lesser increase in forward natural gas prices in second-quarter 2004. Partially offsetting these decreases were increased crude and refined product revenues resulting from increased sales to optimize pipeline and storage capacity as well as increased realized interest rate revenues due to higher interest rates in 2004. Midstream’s revenues increased $128.3 million due primarily to higher product sales for natural gas liquids (NGLs) and olefins resulting from increased production volumes and higher market prices, and increased fee revenue from deepwater assets. The increases at Midstream were partially offset by the sale of our wholesale propane business in fourth-quarter 2003.

     Costs and operating expenses decreased $366.5 million due primarily to decreased costs and operating expenses at Power, slightly offset by increased costs at Midstream. The decrease at Power is due primarily to lower power purchase volumes, partially offset by increased crude and refined product costs. The increase at Midstream is due primarily to higher natural gas and ethane purchases required to produce NGL and olefins. The increases were offset by lower natural gas liquids trading purchases due to the 2003 sale of our wholesale propane business.

     Selling, general and administrative expenses decreased $33.5 million. This cost reduction is due primarily to reduced staffing levels at Power reflective of our strategy to exit this business.

     Other (income) expense - net in 2004 includes an $11.3 million loss provision related to an ownership dispute on prior period production included in the Exploration & Production segment and a $9 million write-off of previously-capitalized costs on an idled segment of Northwest’s system. Other (income) expense - net in 2003 includes a $175 million gain from the sale of a Power contract and $91.5 million in net gains from the sale of Exploration & Production’s interests in natural gas properties. Partially offsetting these gains in 2003 was a $25.5 million charge at Northwest to write off capitalized software development costs and a $20 million charge related to a settlement by Power with the CFTC (see Note 13 of Notes to Consolidated Financial Statements).

     General corporate expenses increased $6.5 million due primarily to increased third-party costs associated with compliance activities and with efforts to evaluate and implement certain cost reduction strategies through internal initiatives and outsourcing of certain services.

     Interest accrued - net decreased $173 million due primarily to:

•	$117 million lower interest expense and fees at Exploration & Production, due primarily to the May 2003 prepayment of the RMT note payable;

•	$24 million lower amortization expense related to deferred debt issuance costs, due primarily to the reduction of debt; and

•	a $24 million decrease reflecting lower average borrowing levels.

     We entered into interest rate swaps with external counterparties primarily in support of the energy-trading portfolio (see Note 15 of Notes to Consolidated Financial Statements). The change in fair market value of these swaps was $12.9 million more favorable in 2004 than 2003. The total notional amount of these swaps was approximately $300 million at June 30, 2004 and June 30, 2003.

     Investing income (loss) increased $54.9 million due primarily to the absence in 2004 of the following 2003 charges, partially offset by a $10.8 million impairment of our investment in equity securities of Longhorn Partners Pipeline LP (Longhorn):

•	a $42.4 million 2003 impairment of our investment in equity and debt securities of Longhorn;

•	a $13.5 million impairment of a cost-based investment in a company holding phosphate reserves; and

•	an $8.5 million impairment of our investment in Aux Sable.

     Early debt retirement costs for 2004 includes premiums, fees and expenses related to the debt repurchase and the debt tender offer and consent solicitations that we completed in the second quarter.

     Other income (expense) - net, below operating income in 2004, includes a $4.1 million net gain in 2004 and a $7.9 million net gain in 2003 related to a foreign currency transaction gain or loss on a Canadian dollar denominated note receivable and an offsetting derivative gain or loss on a forward contract to fix the U.S. dollar principal cash flows from the note receivable. The note receivable was repaid in July 2004 with proceeds from the sale of the Canadian straddle plants and the related forward contract was terminated.

Management’s Discussion and Analysis (Continued)

     The provision (benefit) for income taxes was favorable by $143.2 million due primarily to a pre-tax loss in 2004 as compared to a pre-tax income for 2003. The effective income tax rate for 2004 is greater than the federal statutory rate due primarily to the effect of state income taxes, partially offset by net foreign operations and an accrual for income tax contingencies. The effective income tax rate for 2003 is greater than the federal statutory rate due primarily to the financial impairment of certain investments, capital losses generated for which valuation allowances were established, nondeductible expenses and an accrual for income tax contingencies.

     Income (loss) from discontinued operations decreased $156.2 million from an income position in 2003 of $156 million to a loss position in 2004 of $.2 million (see Note 6 of Notes to Consolidated Financial Statements). The decrease in the operating results from discontinued operations activities from an income position in 2003 to a loss position in 2004 is reflective of income (loss) from discontinued operations for the following operations:

•	the absence of $9.3 million income from discontinued operations at Texas Gas;

•	the absence of $8.3 million income from discontinued operations at Williams Energy Partners as well as a $5.1 million loss from discontinued operations in 2004 which includes the settlement related to the environmental indemnifications;

•	the absence of $7.9 million income from discontinued operations from Raton Basin and Hugoton Embayment natural gas exploration and production properties; and

•	a $9.6 million decrease in loss from discontinued operations for Gulf Liquids New River Project LLC (Gulf Liquids).

The 2003 gain on sale of discontinued operations of $232.9 million includes:

•	a $11.1 million impairment of the soda ash mining facility located in Colorado;

•	a $24.7 million gain on the sale of an earn-out agreement that we retained following the first quarter 2003 sale of a refinery located in Memphis, Tennessee;

•	a $39.9 million gain on sale of natural gas exploration and production properties;

•	a $275.6 million gain on the sale of our 100 percent general partnership interest and 54.6 percent limited partner investment in Williams Energy Partners; and

•	a $92.6 million impairment of Gulf Liquids New River Project LLC.

     In June 2003, we redeemed all of our outstanding 9.875 percent cumulative-convertible preferred shares. Thus, no preferred dividends were paid in 2004.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

     Our revenues decreased approximately $2.3 billion due primarily to decreased revenues at our Power, Midstream and Exploration & Production segments. Power revenues decreased approximately $2.1 billion due primarily to lower power and crude and refined products sales volumes and decreased net unrealized gains on natural gas derivative contracts due primarily to the impact of forward natural gas prices. Midstream’s revenues decreased $109.8 million due primarily to the sale of our wholesale propane business in the fourth quarter of 2003. Largely offsetting this decrease at Midstream were higher product sales for NGLs and olefins resulting from higher production volumes and higher market prices. In addition, Exploration & Production’s revenues decreased $89.9 million due primarily to lower domestic production revenues from lower net realized average prices and lower production volumes as a result of 2003 property sales, lower gas management revenues, lower income from the utilization of excess transportation capacity and lower income on derivative instruments that did not qualify for hedge accounting.

     Costs and operating expenses decreased $2.1 billion due primarily to decreased costs and operating expenses at Power and Midstream. The decrease at Power is due primarily to lower power purchase volumes and lower crude and refined products costs. In addition, costs at Midstream were impacted by the sale of our wholesale propane business offset by higher NGL and olefins production costs.

Management’s Discussion and Analysis (Continued)

     Selling, general and administrative expenses decreased $54.7 million, due primarily to reduced staffing levels at Power reflective of our strategy to exit this business. Also contributing to the decrease at Power was the absence of $12.6 million of expense related to the accelerated recognition of deferred compensation during 2003.

     Other (income) expense - net, within operating income, in 2004 includes an $11.3 million loss provision related to an ownership dispute on prior period production included in the Exploration & Production segment; a $9 million write-off of previously-capitalized costs on an idled segment of Northwest’s system; and $6.1 million in fees related to the sale of certain receivables to a third party. Other expense - net in 2003 includes a $175 million gain from the sale of a Power contract and $91.5 million in net gains from the sale of Exploration & Production’s interests in certain natural gas properties. Partially offsetting these gains in 2003 was a $25.5 million charge at Northwest to write-off capitalized software development costs for a service delivery system and a $20 million charge related to a settlement by Power with the CFTC (see Note 13 of Notes to Consolidated Financial Statements).

     General corporate expenses increased $15.6 million due primarily to increased third-party costs associated with compliance activities and with efforts to evaluate and implement certain cost reduction strategies through internal initiatives and outsourcing of certain services.

     Interest accrued - net decreased $274.6 million due primarily to:

•	$203 million lower interest expense and fees at Exploration & Production due primarily to the May 2003 prepayment of the RMT note payable;

•	$34 million lower amortization expense related to deferred debt issuance costs, primarily due to the reduction of debt;

•	a $28 million decrease reflecting lower average borrowing levels;

•	a $10 million decrease reflecting lower average interest rates on long-term debt;

•	the absence in 2004 of $12 million of interest expense within Power related to a FERC ruling in 2003; and

•	an $18.5 million decrease in capitalized interest, which offsets interest accrued, due primarily to completion of certain Midstream projects in the Gulf Coast Region.

     We entered into interest rate swaps with external counterparties primarily in support of the energy-trading portfolio (see Note 15 of Notes to Consolidated Financial Statements). The change in fair market value of these swaps was $7.6 million more favorable in 2004 than 2003. The total notional amount of these swaps was approximately $300 million at June 30, 2004 and June 30, 2003.

     Investing income increased $18.9 million due primarily to:

•	the absence in 2004 of a $42.4 million impairment of our investment in equity and debt securities of Longhorn in 2003, partially offset by $6.5 million net unreimbursed Longhorn recapitalization advisory fees in 2004;

•	the absence in 2004 of a $12 million impairment of our cost-based investments in Algar Telecom S.A. and a $13.5 million impairment of a cost-based investment in a company holding phosphate reserves;

•	$13.9 million higher equity earnings from Discovery due primarily to the absence of unfavorable accounting adjustments recorded at the partnership in 2003;

•	the absence in 2004 of a $8.5 million impairment of our investment in Aux Sable;

•	$41 million lower interest income at Power due primarily to a favorable adjustment in 2003 resulting from certain 2003 FERC proceedings;

•	$10 million lower interest income on advances to Longhorn that were subsequently exchanged for preferred stock; and

•	a $10.8 million impairment of our investment in equity securities of Longhorn in 2004.

     Early debt retirement costs for 2004 include premiums, fees and expenses related to the May 2004 debt repurchase and the debt tender offer and consent solicitations that we completed in the second quarter.

Management’s Discussion and Analysis (Continued)

     Other income (expense) - net, below operating income includes a $6.7 million net gain in 2004 and a $20.4 million net gain in 2003 related to a foreign currency transaction gain or loss on a Canadian dollar denominated note receivable and an offsetting derivative gain or loss on a forward contract to fix the U.S. dollar principal cash flows from the note receivable. The note receivable was repaid in July 2004 with proceeds from the sale of the Canadian straddle plants and the related forward contract was terminated.

     The provision (benefit) for income taxes was favorable by $119.5 million due primarily to a pre-tax loss in 2004 as compared to a pre-tax income for 2003. The effective income tax rate for 2004 is less than the federal statutory rate due primarily to net foreign operations and an accrual for income tax contingencies, partially offset by the effect of state income taxes. The effective income tax rate for 2003 is greater than the federal statutory rate due primarily to the financial impairment of certain investments, capital losses generated for which valuation allowances were established, nondeductible expenses and an accrual for income tax contingencies.

     Income (loss) from discontinued operations decreased $134.7 million (see Note 6 of Notes to Consolidated Financial Statements). The decrease in the operating results from discontinued operations activities is reflective of income (loss) from discontinued operations for the following operations:

•	the absence of $58.5 million income from discontinued operations at Texas Gas;

•	the absence of $28.5 million income from discontinued operations at Alaska refining, retail and pipeline;

•	the absence of $22.1 million of income from discontinued operations at Williams Energy Partners which was sold in 2003;

•	a $5.6 million loss from discontinued operations at Williams Energy Partners which includes the settlement related to the environmental indemnifications;

•	the absence of $20.1 million income from discontinued operations from Raton Basin and Hugoton Embayment natural gas exploration and production properties;

•	a $26.8 million decrease in loss from discontinued operations for Gulf Liquids; and

•	an $8.8 million increase in income from discontinued operations for Canadian straddle plants.

The 2003 gain on sale of discontinued operations of $115.6 million includes:

•	a $109 million impairment of Texas Gas Transmission;

•	an $8 million impairment of the Alaska refinery, retail and pipeline assets;

•	a $16.1 million impairment of the soda ash mining facility located in Colorado;

•	a $29.4 million gain on the sale of a refinery and other related operations located in Memphis, Tennessee, of which $24.7 million relates to the sale of an earn-out agreement that we retained following the sale of the assets;

•	a $39.9 million gain on sale of certain natural gas exploration & production properties;

•	a $6.4 million loss on sale of our Bio-energy operations;

•	a $275.6 million gain on the sale of Williams Energy Partners; and

•	a $92.6 million impairment of Gulf Liquids.

     The cumulative effect of change in accounting principles reduced net income for 2003 by $761.3 million due to a $762.5 million charge related to the adoption of EITF 02-3, slightly offset by $1.2 million related to the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (see Note 3 of Notes to Consolidated Financial Statements).

     In June 2003, we redeemed all of our outstanding 9.875 percent cumulative-convertible preferred shares. Thus, no preferred dividends were paid in 2004.

Management’s Discussion and Analysis (Continued)

Results of operations - segments

     We are currently organized into the following segments: Power, Gas Pipeline, Exploration & Production, Midstream and Other. Other primarily consists of corporate operations and certain continuing operations previously reported within the International and Petroleum Services segments. Our management currently evaluates performance based on segment profit (loss) from operations (see Note 15 of Notes to Consolidated Financial Statements).

     Prior period amounts have been restated to reflect these segment changes. The following discussions relate to the results of operations of our segments.

Power

Overview of six months ended June 30, 2004

     As described below, the continued effort to exit from the Power business, combined with liquidity constraints, and the effect of price changes on derivative contracts significantly influenced Power’s operating results for the first half of 2004.

     In the first half of 2004, Power continued to focus on 1) terminating or selling all or portions of the portfolio, 2) maximizing cash flow, 3) reducing risk, and 4) managing existing contractual commitments. These efforts are consistent with our 2002 decision to sell all or portions of Power’s portfolios. The decrease in revenues, costs and selling, general and administrative expenses reflect our efforts to exit the Power business.

     Key factors that influence Power’s financial condition and operating performance include the following:

•	prices of power and natural gas, including changes in the margin between power and natural gas prices;

•	changes in market liquidity, including changes in the ability to economically hedge the portfolio;

•	changes in power and natural gas price volatility;

•	changes in interest rates

•	changes in the regulatory environment; and

•	changes in power and natural gas supply and demand.

Outlook for the remainder of 2004

     In the remainder of 2004, we anticipate further variability in Power’s earnings due in part to the difference in accounting treatment of derivative contracts at fair value and the underlying non-derivative contracts on an accrual basis. This difference in accounting treatment combined with the volatile nature of energy commodity markets could result in future operating gains or losses. Some of Power’s tolling contracts have a negative fair value, which is not reflected in the financial statements since these contracts are not derivatives. The negative fair value of these tolling contracts may result in future accrual losses. Continued efforts to sell all or a portion of these contracts may also have a significant impact on future earnings as proceeds may differ significantly from carrying values. The inability of counterparties to perform under contractual obligations due to their own credit constraints could also affect future operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Segment revenues	$2,353.7	$2,923.5	$4,628.5	$6,699.1

Segment profit	$44.7	$348.0	$12.0	$211.6

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2004 vs. three months ended June 30, 2003

     The $569.8 million decrease in revenues includes a $407.4 million decrease in realized revenues and a $162.4 million decrease in net unrealized gains.

     Realized revenues represent 1) revenue from sale of commodities or completion of energy-related services and 2) gains and losses from the net financial settlement of derivative contracts. The $407.4 million decrease in realized revenues is primarily due to a decrease in power and natural gas realized revenues of $536.3 million, partially offset by a $58.9 million increase in crude and refined products realized revenues and a $70 million increase in interest rate portfolio realized revenues.

     Power and natural gas revenues decreased primarily due to a 42 percent decrease in power sales volumes. Sales volumes decreased because Power did not replace certain long-term physical contracts that expired or were terminated in 2003, primarily due to a lack of market liquidity and efforts to reduce our commitment to the Power business. Also, during the second quarter of 2003, Power corrected the accounting treatment previously applied to certain third party derivative contracts during 2002 and 2001, resulting in the recognition of $93 million in revenue that was attributable to prior periods. Refer to Note 1 of Notes to Consolidated Financial Statements for further information. The general decrease in power and natural gas realized revenues is partially offset by increased intercompany revenue from Midstream. Sales to Midstream have increased from the prior period as a result of higher processing margins, reflecting increased demand for natural gas used at its gas processing plants.

     Crude and refined products realized revenues increased primarily as a result of increased refined products sales made in order to optimize pipeline and storage capacity that Power expects to sell in 2004.

     The increase in realized revenues from Power’s interest rate portfolio reflects the impact of a second-quarter 2004 rise in interest rates in contrast to a second quarter 2003 decline in rates.

     Unrealized gains and losses represent changes in the fair value of derivative contracts with a future settlement or delivery date. The $162.4 million decrease in net unrealized gains is primarily due to a $183.8 million decrease in net unrealized gains on power and natural gas derivative contracts, partially offset by an $18.9 million increase in unrealized gains on interest rate derivatives.

     The decrease in power and natural gas net unrealized gains is largely due to a lesser increase in forward natural gas prices in second-quarter 2004 compared to the same period in 2003. Interest rate unrealized gains (losses) increased due to an increase in forward interest rates in 2004 compared to a decrease in forward interest rates in 2003.

     Power’s costs represent purchases of commodities and fees paid for energy related services. Costs decreased $413.9 million primarily due to a $457.4 million decrease in power and natural gas costs offset by a $43.5 million increase in crude and refined products costs. Power and natural gas costs decreased largely due to a 44 percent decrease in power purchase volumes due largely to the expiration or termination of certain long-term physical contracts in 2003. This decrease was partially offset by the effect of an approximate 17 percent increase in the average price for natural gas purchases. Second-quarter 2004 reductions to liabilities associated with power marketing activities in California during 2000 and 2001 primarily resulting from recent contract agreements resulted in gains of $10.4 million, which contributed to the decrease in costs discussed above. Crude and refined products costs increased due to increased refined products purchases made in order to optimize pipeline and storage capacity that Power expects to sell in 2004.

     Selling, general and administrative expenses decreased $24 million. Compensation expense declined in 2004 as a result of staff reductions in prior years combined with the accelerated recognition in 2003 of certain deferred compensation arrangements. Power employed approximately 235 employees at June 30, 2004 compared to 265 employees at June 30, 2003. Additionally, a $6.5 million increase in bad debt reserves associated with a contract termination settlement in 2003 also contributed to the decrease.

     Other (income) expense - net in 2003 includes a $175 million gain from the sale of an energy-trading contract partially offset by a $20 million charge for a settlement with the CFTC in 2003.

Management’s Discussion and Analysis (Continued)

Six months ended June 30, 2004 vs. six months ended June 30, 2003

     The $2.1 billion decrease in revenues includes a $2.0 billion decrease in realized revenues and a $98.4 million decrease in unrealized gains (losses).

     The $2 billion decrease in realized revenues is primarily due to a $1.5 billion decrease in power and natural gas realized revenues and a $524 million decrease in crude and refined products realized revenues, partially offset by a $55.5 million increase in interest rate portfolio realized revenues.

     Power and natural gas realized revenues decreased primarily due to a 45 percent decrease in power sales volumes. Also, during the second quarter of 2003, Power corrected the accounting treatment previously given to certain third party derivative contracts during 2002 and 2001, resulting in the recognition of approximately $107 million in revenues in the second quarter of 2003 attributable to prior periods. Refer to Note 1 of Notes to Consolidated Financial Statements for further information. Power and natural gas revenues in 2003 include a $37 million loss for increased power rate refunds owed to the state of California as the result of FERC rulings, which partially offsets the general decrease discussed above.

     Crude and refined products revenues decreased primarily due to the sale of the crude gathering business in 2003 and the continued efforts to exit this line of business.

     The increase in realized revenues from Power’s interest rate portfolio reflects the impact of a rise in interest rates during the first six months of 2004 in contrast to a decline in rates over the same period during 2003.

     Unrealized revenues decreased primarily as a result of a decrease in natural gas unrealized revenues of $106.7 million, largely due to changes in the forward prices of natural gas. Because Power holds fixed price forward purchase contracts for natural gas, an increase in the forward natural gas price results in unrealized gains. However, the increase in the forward price of natural gas for the first six months of 2004 was not as significant as the increase in the same period in 2003. Thus, total unrealized gains related to natural gas derivatives decreased. Offsetting the decrease was the absence of unrealized losses of approximately $70 million recorded in first-quarter 2003 on contracts for which we elected the normal purchases and sales exception in second-quarter 2003.

     Power’s costs decreased $2 billion due to a decrease in power and natural gas costs of $1.5 billion and a decrease in crude and refined products costs of $536.4 million. Power and natural gas costs decreased largely due to a 45 percent decrease in power purchase volumes. Second-quarter 2004 reductions to liabilities associated with power marketing activities in California during 2000 and 2001 resulted in gains of $10.4 million, which contributed to the decrease in costs discussed above. Costs in 2004 also reflect a $13 million payment made to terminate a non-derivative power sales contract, which partially offsets the decrease in power and natural gas costs. Crude and refined products costs decreased largely due to the sale of the crude gathering business in 2003 and the continued efforts to exit this line of business.

     Selling, general and administrative expenses decreased $44.3 million. Compensation expense declined in 2004 as a result of staff reductions in prior years combined with the accelerated recognition in 2003 of certain deferred compensation arrangements. A $6.3 million reversal of bad debt reserve resulting from the first-quarter 2004 settlement with certain California utilities and the absence of a $6.5 million increase to bad debt reserves associated with a termination settlement in second-quarter 2003 also contributed to the decrease.

     Other (income) expense - net in 2003 includes a $175 million gain from the sale of an energy-trading contract partially offset by a $20 million charge for a settlement with the CFTC. Other (income) expense - net in 2004 includes $6.1 million in fees related to the sale of certain receivables to a third party.

Management’s Discussion and Analysis (Continued)

Gas Pipeline

Overview of six months ended June 30, 2004

     In February 2004, Transco placed an expansion into service increasing capacity on its natural gas system by 54,000 Dth/d. As discussed below, Northwest made additional progress towards repairing and restoring a segment of its natural gas pipeline system in western Washington.

     Effective June 1, 2004, and due in part to FERC Order 2004, management and decision-making control of certain regulated gas gathering assets was transferred from our Midstream segment to our Gas Pipeline segment. Consequently, the results of operations were similarly reclassified. All prior periods reflect these classifications.

Outlook for the remainder of 2004

     In December 2003, we received an Amended Corrective Action Order (ACAO) from the U.S. Department of Transportation’s Office of Pipeline Safety (OPS) regarding a segment of one of our natural gas pipelines in western Washington. The pipeline experienced two breaks in 2003 and we subsequently idled the pipeline segment until its integrity could be assured. The decision to idle the pipeline has not had a significant impact on our ability to meet market demand to date. Primarily because of customer market profiles prior to the summer months, we have been able to meet firm service requirements through our parallel pipeline in the same corridor.

     We have successfully hydrotested and returned to service 111 miles of the 268 miles of pipe affected by the ACAO. That effort has restored 131 MDth/day of the 360 MDth/day of idled capacity and is anticipated to be adequate to meet most market conditions. The restored facilities will be monitored and tested as necessary until they are ultimately replaced. Total estimated testing and remediation costs are between $40 and $50 million, including approximately $9 million related to one segment of pipe that we recently determined not to return to service and is thus being expensed in the second quarter.

     As currently required by OPS, we plan to replace the pipeline’s entire capacity by November 2006 to meet long-term demands. We conducted a reverse open season to determine whether any existing customers were willing to relinquish or reduce their capacity commitments to allow us to reduce the scope of pipeline replacement facilities. That resulted in 13 MDth/day of capacity being relinquished and incorporated into the replacement project. The total costs of the capacity replacement project are expected to be in the range of approximately $310 million to $360 million. The majority of these costs will be spent in 2005 and 2006. We anticipate filing a rate case to recover the capitalized costs relating to restoration and replacement of facilities following the in-service date of the replacement facilities.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Segment revenues	$331.0	$330.7	$690.0	$670.3

Segment profit	$132.8	$115.5	$280.2	$265.8

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2004 vs. three months ended June 30, 2003

     The $300,000 increase in Gas Pipeline revenues is due primarily to $14 million of higher transportation revenues associated with expansion projects. The $14 million consists of $10 million at Northwest from an expansion project that became operational in October 2003 (Evergreen) and $4 million higher demand revenues on the Transco system resulting primarily from new expansion projects that became operational in May 2003 (Momentum Phase I), November 2003 (Trenton-Woodbury) and February 2004 (Momentum Phase II). Partially offsetting these increases were $7 million lower revenues from the sale of environmental mitigation credits and $5 million lower transportation revenues ($3 million due to lower short-term firm on Northwest and $2 million due to lower gathering revenue on Transco).

     Costs and operating expenses increased $2 million, or one percent, due primarily to a $4 million increase in non-income related taxes, $2 million higher fuel expense at Transco, reflecting a reduction in pricing differentials on the volumes of gas used in operations as compared to 2003. These increases were partially offset by $4 million reduction of depreciation, depletion and amortization expense related to environmental mitigation credits.

     Other (income) expense - net in 2004 includes a $9 million charge for the write-off of previously-capitalized costs incurred on an idled segment of Northwest’s system that we recently determined will not be returned to service. Other (income) expense - net in 2003 includes a $25.5 million charge at Northwest to write off capitalized software development costs for a service delivery system following a decision not to implement.

     The $17.3 million, or 15 percent, increase in Gas Pipeline segment profit is due primarily to the absence of the $25.5 million charge in 2003 discussed above and $3.2 million higher equity earnings (included in Investing income (loss)). These items were partially offset by the $9 million charge discussed above and the $2 million increase in costs and operating expenses. The increase in equity earnings includes a $3 million increase in earnings from our investment in Gulfstream Natural Gas System (Gulfstream).

Six months ended June 30, 2004 vs. six months ended June 30, 2003

     The $19.7 million, or three percent, increase in Gas Pipeline revenues is due primarily to $32 million higher transportation revenues associated with expansion projects. The $32 million consists primarily of $20 million at Northwest from an expansion project that became operational in October 2003 (Evergreen) and $12 million higher demand revenues on the Transco system resulting from new expansion projects that became operational in May 2003 (Momentum Phase I), November 2003 (Trenton-Woodbury) and February 2004 (Momentum Phase II). Revenues also increased due to $17 million higher gas exchange imbalance settlements (offset in costs and operating expenses). Partially offsetting these increases were $9 million lower revenues associated with tracked costs, which are passed through to customers (substantially offset in costs and operating expenses), $8 million lower revenues from the sale of environmental mitigation credits and $8 million lower transportation revenues ($5 million due to lower short-term firm on Northwest and $3 million due to lower gathering revenues on Transco).

     Costs and operating expenses increased $26 million, or eight percent, due primarily to $17 million higher gas exchange imbalance settlements (offset in revenues), $11 million higher fuel expense at Transco, reflecting a reduction in pricing differentials on the volumes of gas used in operations as compared to 2003 and $7 million higher expenses related to operations and maintenance expenses. These increases were partially offset by $8 million lower recovery of tracked costs which are passed through to customers (offset in revenues), a $5 million reduction of depreciation, depletion and amortization expense related to environmental mitigation credits and a $4 million reduction of expense in first-quarter 2004 related to an adjustment to depreciation recognized in a prior period.

     Other (income) expense - net in 2004 includes a $9 million charge for the write-off of previously-capitalized costs incurred on an idled segment of Northwest’s system that we recently determined will not be returned to service. Other (income) expense - net in 2003 includes a $25.5 million charge at Northwest to write off capitalized software development costs for a service delivery system following a decision not to implement.

     The $14.4 million, or five percent, increase in Gas Pipeline segment profit is primarily due to the absence of the $25.5 million charge in 2003 discussed above, $19.7 million higher revenues and $5.2 million higher equity earnings (included in Investment income (loss)). These increases were partially offset by the $26 million higher costs and operating expenses and the $9 million charge discussed above. The increase in equity earnings is primarily due to a $5.4 million increase in earnings from our investment in Gulfstream.

Management’s Discussion and Analysis (Continued)

Exploration & Production

Overview of the six months ended June 30, 2004

     Domestic average daily production volumes increased 14 percent from the beginning of the year. Domestic average daily production was approximately 511 million cubic feet of gas equivalent at June 30, 2004, compared to 450 million cubic feet at the beginning of the year, and has surpassed production levels reached prior to the asset sales of 2003. The increase is a result of the company successfully contracting additional drilling rigs, particularly in the Piceance basin, to increase our development drilling. Additionally, the Piceance drilling program has improved the efficiency time to drill a well and start another one, increasing the number of wells drilled in a particular period of time and bringing new production on line more quickly. Additional rigs were also added to the other core areas of San Juan, Arkoma and Powder River basins. The benefit of these higher volumes was offset by hedge losses and increasing costs, including a loss provision related to an ownership dispute on prior period production.

Outlook for the remainder of 2004

     Our expectations for the remainder of the year include:

•	A continuing development drilling program in our key basins with an increase in activity in the Piceance basin.

•	Increasing our beginning of the year production level 15 percent by the end of 2004. Approximately 78 percent of our forecasted production for the remainder of 2004 is hedged at prices that average $3.69 per mcfe at a basin level.

     The following discussions of the quarter-over-quarter and year-to-date comparative results primarily relate to our continuing operations. However, the results for 2003 include those operations that were sold during 2003 that did not qualify for discontinued operations reporting. Those properties consist of the Uinta and Denver Julesberg basins and certain additional properties in the Green River and San Juan basins. The operations classified as discontinued operations are the properties in the Hugoton and Raton basins.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Segment revenues	$189.0	$200.2	$354.2	$444.1

Segment profit (loss)	$43.3	$178.7	$94.8	$292.5

Three months ended June 30, 2004 vs. three months ended June 30, 2003

     The $11.2 million, or six percent, decrease in Exploration & Production revenues is due primarily to lower income on derivative instruments that did not qualify for hedge accounting, and lower income from the utilization of excess transportation capacity. These decreases are partially offset by an increase in revenues from gas management activities.

     Domestic production revenues increased slightly from the prior period. Net realized average prices include the effect of hedge positions. Production volumes increased slightly from period to period while net realized prices were lower than the prior period. We expect volumes to continue to increase during the remainder of the year as our drilling program continues.

     To minimize the risk and volatility associated with the ownership of producing gas properties, we enter into derivative forward sales contracts which economically lock in a price for a portion of our future production. Approximately 76 percent of domestic production in the second quarter of 2004 was hedged. These hedging decisions are made considering our overall commodity risk exposure.

Management’s Discussion and Analysis (Continued)

     Costs and expenses, including selling, general and administrative expenses, increased $19 million, primarily reflecting the following:

•	$7 million higher lease operating expense associated with the increase of well maintenance activities, higher labor and fuel costs and an increase in overhead payments to another operator;

•	$6 million higher gas management expenses associated with the higher revenues from gas management activities;

•	$2 million higher depreciation, depletion, and amortization expense primarily as a result of higher production volumes; and

•	a $2 million increase in operating taxes primarily as a result of higher production volumes.

     The $135.4 million decrease in segment profit is due primarily to the gain on the sale of properties of $91.5 million in the second quarter of 2003. Additionally, there were lower revenues related to excess transportation capacity and non-hedge derivative income in 2004. In addition, a loss provision of $11.3 million was recorded to Other (income) expense - net during the second quarter of 2004 related to an ownership dispute on prior period production.

Six months ended June 30, 2004 vs. six months ended June 30, 2003

     The $89.9 million, or 20 percent, decrease in Exploration & Production’s revenues, is primarily due to the $45 million lower domestic production revenues reflecting lower net realized average prices and lower production volumes. The remainder of the decrease reflects a reduction in revenues from gas management activities, lower income from the utilization of excess transportation capacity, and lower income on derivative instruments that did not qualify for hedge accounting.

     The decrease in domestic production revenues reflects $35 million lower revenues associated with a three percent decrease in net domestic production volumes and $10 million lower revenues associated with a 12 percent decrease in net realized average prices for production sold. The decrease in production volumes primarily results from the sales of properties in 2003, partially offset by increased production volumes for properties retained.

     Costs and expenses, including selling, general and administrative expenses, decreased $1 million primarily reflecting the following:

•	$7 million lower gas management expenses associated with the lower revenues from gas management activities;

•	$3 million lower selling, general and administrative expenses as a result of assets sold in 2003;

•	$2 million lower depreciation, depletion, and amortization expense as a result of decreased volumes; and

•	$8 million higher lease operating expense.

     Other (income) expense - net includes $91.5 million in net gains on the sale of assets during 2003.

     The $197.7 million decrease in segment profit is due primarily to the absence of $92 million in net gains on the sales of assets in 2003, a decrease in net domestic production volumes resulting from the assets sold in 2003, and lower net realized average prices. Additionally, a loss provision of $11.3 million was recorded to Other (income) expense - net during the second quarter of 2004 related to an ownership dispute on prior period production.

Management’s Discussion and Analysis (Continued)

Midstream Gas & Liquids

Overview of six months ended June 30, 2004

     Consistent with our strategy to invest in growth areas where we have large scale assets and divest non-core assets, we placed into service additional infrastructure in the deepwater offshore area of the Gulf of Mexico and expanded the Opal gas processing facility in Wyoming. In the deepwater Gulf of Mexico, the Devils Tower production handling facility, the Canyon Chief gas pipeline, and the Mountaineer oil pipeline began flowing product in May 2004, while the Gunnison oil pipeline volumes have been increasing since the first of the year. These deepwater assets contributed approximately $13 million to segment profit in the second quarter. Additionally, the Opal expansion began operating in the first quarter of 2004.

     We have made significant progress on our asset sale program. We recently announced the execution of purchase and sale agreements for the sale of our western Canadian Straddle Plants and certain South Texas gas pipelines (owned by Transco Gas Pipeline). These transactions are expected to yield approximately $565 million in U.S. funds. The Canadian sale closed in July 2004 and the South Texas sale is pending FERC approval and is expected to close in the fourth-quarter of 2004. We continue to negotiate with counterparties for the sale of Gulf Liquids and the ethylene distribution business in Louisiana.

Outlook for the remainder of 2004

     The following factors could impact our business in the remaining quarters of 2004 and beyond:

•	Continued growth in the deepwater areas of the Gulf of Mexico is expected to contribute to, and become a larger component of our future segment revenues and segment profit. We expect these additional fee-based revenues to lower our overall exposure to commodity price risks. Revenues related to the Gunnison and Devils Tower deepwater projects are expected to continue growing throughout 2004 and make a contribution to annual segment profit in 2004.

•	Our domestic gas processing margins benefited from strong crude oil prices in the first six months of 2004 and achieved five-year annual average. Since natural gas and crude oil markets are highly volatile, our processing margins in the first half of 2004 are not necessarily indicative of levels expected for the remainder of 2004.

•	Beginning in the second quarter of 2003, our Gulf Coast gas processing plants earned additional fee revenues from short-term processing agreements contracted in response to gas merchantability orders from pipeline operators requiring producers’ gas to be processed to achieve pipeline quality standards. These contracts could be terminated as a result of a shift in regulatory policy or a sustained, long-term period of favorable gas processing margins. The termination of these short-term contracts could result in lower Gulf Coast processing revenues.

•	We have requested a waiver from the FERC regarding compliance with FERC Order 2004 for the management of Discovery Gas Transmission and Black Marlin assets. In July, the FERC granted a partial waiver allowing our Midstream segment to continue to manage these assets subject to the remaining procedural requirements of the FERC order. We continue to evaluate the details of the partial waiver and our compliance with the remaining requirements. We also continue to evaluate the management of our equity investment in the Aux Sable processing plant in order to comply with FERC Order 2004. Transfer of management of these assets would result in lower segment profit for Midstream, but Williams consolidated operating profit would remain unchanged

•	Our Venezuelan assets were constructed and are currently operated for the exclusive benefit of Petroleos de Venezuela S.A. (PDVSA), the state owned Petroleum Corporation of Venezuela. The Venezuelan economic and political environment can be volatile, but has not significantly impacted the cash flows of our facilities to date. However, the upcoming referendum on the Presidency of Hugo Chavez may create a higher degree of risk than we have experienced to date. PDVSA is applying increased pressure on the terms of operating contracts with vendors like and including ourselves.

Management’s Discussion and Analysis (Continued)

     During second-quarter 2004, we reclassified the operations of the Canadian Straddle Plants to discontinued operations. In July 2004, we completed the sale of these assets for approximately $536 million in U.S. funds. The estimated pre-tax gain on sale of approximately $190 million will be recorded in the third quarter of 2004. Additionally, the Canadian liquids system and Gulf Liquids continue to be classified as discontinued operations. Effective June 1, 2004, and due in part to FERC Order 2004, management and decision-making control of certain regulated gas gathering assets was transferred from our Midstream segment to our Gas Pipeline segment. Consequently, the results of operations were similarly reclassified. All prior periods reflect these classifications.

      On July 20, 2004, Wilpro Energy Services (PIGAP II) Limited, one of our subsidiaries, received a notice of default from the Venezuelan state oil company, PDVSA, relating to certain operational issues alleging that our subsidiary is not in compliance under a services agreement. We do not believe a basis exists for such notice and are contesting the giving of this notice. Although this notice of default could result in an event of default with respect to project loans totaling approximately $219 million and could result in an adverse effect with respect to other of our debt instruments, we believe that we will be able to resolve any issues arising from the alleged notice of default without any such results occurring with respect to our other debt instruments. The lenders under the project loan agreement have confirmed to us in writing that based on the facts they currently know, they have no intention of exercising any rights or remedies under the project loan agreement until the issues raised in the notice and our response are clarified.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Segment revenues	$630.5	$502.2	$1,257.8	$1,367.6

Segment profit (loss)
Domestic Gathering & Processing	$76.7	59.1	154.9	159.7
Venezuela	19.4	20.0	40.9	33.5
Other	2.5	(34.0)	11.1	(35.9)

Total	$98.6	$45.1	$206.9	$157.3

Three months ended June 30, 2004 vs. three months ended June 30, 2003

     The $128.3 million increase in Midstream’s revenues is primarily the result of favorable gas processing and olefins production economics. Revenues associated with natural gas liquids (NGLs) and olefins products increased $123 million due to significantly higher production volumes and slightly higher market prices. Included within the $123 million increase are revenues associated with our deepwater assets, including our recently completed infrastructure, which generated $18 million in higher fee revenue. In addition, revenues increased $81 million as the result of marketing natural gas liquids (NGLs) on behalf of our customers. Before 2004, our purchases of customers’ NGLs were netted within revenues. In 2004, these purchases of customers’ NGLs are reported in costs and operating expenses which substantially offsets the change in revenues. These revenue increases are largely offset by lower trading revenues resulting from the fourth-quarter 2003 sale of our wholesale propane business.

     Costs and operating expenses increased $101 million primarily due to the higher cost of natural gas and ethene required to produce NGL and olefins. Natural gas purchases used to replace the heating value of NGLs extracted at our gas processing facilities increased $78 million while feedstock for olefins production increased $12 million. Higher NGL production volumes also resulted in $9 million in higher transportation and fractionation expenses. Maintenance costs, additional depreciation expense, and other product purchases increased approximately $22 million. With a similar impact to sales, total costs and operating expenses increased $81 million due to the marketing of NGLs on behalf of customers. These higher costs and operating expenses are largely offset by lower trading purchases due to the sale of our wholesale propane business noted above.

     The $53.5 million increase in Midstream segment profit for the second quarter of 2004 is primarily the result of improved results at our domestic gathering and processing business and at our olefins facilities as well as the absence of higher earnings from our partly-owned domestic assets. A more detailed analysis of segment profit of Midstream’s various operations is presented below.

     Domestic Gathering & Processing: The $17.6 million increase in domestic gathering and processing segment profit includes an increase of $13.6 million in the Gulf Coast region’s segment profit and a $4.0 million increase in the West region.

     Segment profit for our Gulf Coast region increased $13.6 million as a result of incremental profits from newly constructed assets in the deepwater area of the Gulf of Mexico. The Devils Tower production handling facility, the Canyon Chief gas pipeline, and the Mountaineer oil were all placed into service at the end of the first quarter of 2004.

Management’s Discussion and Analysis (Continued)

     Our West Region’s segment profit increased $4 million reflecting improved gas processing margins offset by lower fee revenues and higher operating expenses. Following are certain material components of the increase:

•	Our gas processing margins increased $12 million due to higher NGL volumes and higher NGL prices supported by significantly higher crude prices. The increase in NGL revenues was partially offset by higher natural gas purchases caused by higher volumes and market prices.

•	Fee revenues for gathering and processing services declined $5 million as a result of slightly lower rates and volumes in the Four Corners area.

•	Maintenance expenses increased $5 million primarily due to additional scheduled maintenance projects at the San Juan and Wyoming facilities.

     Venezuela: Segment profit for our Venezuelan assets in the second quarter of 2004 remained consistent with the second quarter of 2003.

     Other: With improved olefins fractionation margins and the absence of an impairment charge recorded in the second quarter of 2003, results from our NGL trading, fractionation, and storage business, olefins businesses, and partnership investments increased $36.5 million. Primary drivers of these results are as follows:

•	Segment profit for our NGL trading, fractionation, and storage business increased $10 million primarily due to $7 million higher net trading revenues. The improvement in net trading revenues is largely due to the absence of charges totaling $5 million recognized in 2003 for inventory hedge losses and adjustments. Our trading revenues also reflect a $2 million gain generated by rising NGL market prices while our production barrels are being transported to market. Selling, general and administrative expense was $2 million lower in the second-quarter 2004, primarily as a result of the fourth-quarter 2003 sale of our wholesale propane business.

•	Segment profit for our olefins businesses increased $17 million. Domestic olefins fractionation margins improved $8 million reflecting the significant strengthening of the ethylene market in 2004 resulting from lower ethylene inventories and higher demand for olefins products. As a result, our domestic olefins business increased its volume of spot sales significantly. In addition, margins were improved by a new higher fixed margin contract. The $9 million improvement from our Canadian Olefins group is largely attributable to $6 million in higher olefins fractionation margins.

•	Our earnings from partially owned domestic assets accounted for using the equity method increased $10 million largely due to the absence of items impacting earnings of partnerships in the second quarter of 2003. These include a $4 million charge associated with an accounting adjustment recorded by the Discovery partnership, a $9 million impairment charge on our investment in the Aux Sable partnership, a $5 million gain on the sale of our investment in the Rio Grande Pipeline partnership, and the absence of approximately $2 million in equity earnings generated in 2003 from investments that were sold after the second quarter of 2003.

Six months ended June 30, 2004 vs. six months ended June 30, 2003

     The $109.8 million decrease in Midstream’s revenue is primarily the result of lower trading revenues primarily due to the fourth-quarter 2003 sale of our wholesale propane business. This decline was largely offset by higher revenues from all of Midstream’s current businesses. Revenue from the sale of NGLs and olefins products increased $177 million due to significantly higher production volumes and slightly higher market prices as a result of improving market conditions in 2004. Included within the $177 million increase are revenues associated with our deepwater assets, including our recently completed infrastructure, which generated $21 million in higher fee revenue. Additionally, sales of NGLs increased $128 million as a result of marketing of NGLs on behalf of our customers. Before 2004, our purchases of customers’ NGLs were netted within revenues. In 2004, these purchases of customers’ NGLs are reported in costs and operating expenses, which substantially offsets the change in revenues.

     Cost and operating expenses declined $120.9 million primarily as a result of lower trading costs due to the sale of our wholesale propane business. This decline was partially offset by higher costs relating to the increase in NGL and olefins production noted above. Natural gas purchases used to replace the heating value of NGLs extracted at our gas processing facilities increased $117 million and feedstock for olefins production increased $39 million. Higher NGL production volumes also resulted in $8 million in

Management’s Discussion and Analysis (Continued)

higher transportation and fractionation expenses. Maintenance costs, additional depreciation expense, and other product purchases increased approximately $25 million. With a similar impact to sales, total costs and operating expenses increased $128 million due to the marketing of NGLs on behalf of customers.

     The $49.6 million increase in Midstream segment profit for the first six months of 2004 is due primarily to improved olefins production margins, higher deepwater profits, and the absence of certain impairments on equity investments recorded in the first half of 2003. These increases are partially offset by lower gas processing margins and lower gathering and processing fee income. A more detailed analysis of segment profit of Midstream’s various operations is presented below.

     Domestic Gathering & Processing: The $4.8 million decrease in our domestic gathering and processing segment profit includes a $20.1 million decline in the West region partially offset by a $15.3 million increase in our Gulf Coast region.

     Our West region’s segment profit declined $20.1 million primarily due to lower gas processing margins, lower gathering and processing fee revenues, and higher operating expenses. Following are certain material components of the decrease.

•	Although still above 5-year averages, gas processing margins in the first six months of 2004 declined $9 million from the level recorded in the same period in 2003. Higher market prices for natural gas used to replace the heating value of NGLs extracted at our processing plants negatively impacted our processing margins. This increase in natural gas prices is largely due to the absence of depressed Wyoming natural gas prices caused by regional transportation constraints in the first quarter of 2003. This impact of higher natural gas prices is partially offset by significantly higher NGL prices in 2004 supported by strong crude prices.

•	Gathering and processing fee revenues declined $12 million primarily due to fewer customers electing the fee-based billing option of processing contracts and slightly lower rates and volumes in the Four Corners area.

•	Maintenance expenses increased $8 million primarily due to additional scheduled maintenance projects at the San Juan and Wyoming facilities.

•	Other revenues increased $4 million primarily due to higher gas treating fees on our southwest Wyoming facilities.

     Segment profit for our Gulf Coast Region increased $15.3 million primarily as a result of newly constructed assets in the deepwater area of the Gulf of Mexico. The Devils Tower production handling facility, the Canyon Chief gas pipeline, and the Mountaineer oil were all placed into service at the end of the first quarter of 2004. In addition, gas processing margins increased as a result of new processing agreements created to allow producers’ gas to be processed to achieve pipeline quality standards.

     Venezuela: The $7.4 million increase in segment profit for our Venezuelan assets is primarily due to the absence of a fire at the El Furrial facility that reduced revenues by $10 million in the first quarter of 2003. In addition, lower equity earnings from our investment in the Accroven partnership and higher currency revaluation expenses negatively impacted segment profit.

     Other: As a result of improved olefins fractionation margins and the absence of 2003 charges associated with certain partly-owned domestic assets, results from our NGL trading, fractionation, and storage business; olefins businesses; and partnership investments increased $47 million, as follows:

•	Segment profit for our NGL trading, fractionation, and storage business increased $4 million primarily due to $4 million in lower selling, general and administrative expense resulting from the fourth-quarter 2003 sale of our wholesale propane business.

•	Segment profit for the olefins businesses increased $24 million. Domestic olefins fractionation margins improved $12 million reflecting the significant strengthening of the ethylene market in 2004 created as a result of lower ethylene inventories and higher demand for olefins products. As a result, our domestic olefins business increased its volume of spot sales significantly. In addition, margins were improved by a new higher fixed margin contract. Segment profit from our Canadian olefins business increased $12 million largely due to $6 million in higher olefins fractionation margins. Currency translation adjustments were $4 million favorable as a result of a strengthening Canadian dollar.

Management’s Discussion and Analysis (Continued)

•	Our earnings from partially owned domestic assets accounted for using the equity method increased $19 million largely due to the absence of items impacting earnings of partnerships in 2003. This 2003 activity includes $12 million in charges associated with accounting adjustments recorded at the Discovery partnership, a $9 million impairment charge to our investment in the Aux Sable partnership, a $5 million gain on the sale of our investment in Rio Grande Pipeline partnership, and the absence of approximately $4 million in earnings generated from investments that were sold after the second quarter of 2003.

Other

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Millions)		(Millions)
Segment revenues	$7.0	$20.1	$19.6	$48.1

Segment loss	$(14.3)	$(51.7)	$(23.0)	$(46.9)

     Other segment revenues for the three and six months ended June 30, 2003 includes approximately $8 million and $22 million, respectively, of revenues related to certain butane blending assets, which were sold during third-quarter 2003.

     Other segment loss for the three and six months ended June 30, 2004 includes a $10.8 million impairment of our investment in Longhorn. The charge reflects management’s belief that there was an other than temporary decline in the fair value of this investment following a determination that additional funding would be required to commission the pipeline into service. The project incurred cost overruns in preparation for commissioning, including higher priced line fill costs and is expected to become operational before the end of 2004. Other segment loss for the six months ended June 30, 2004 includes $6.5 million net unreimbursed advisory fees related to the recapitalization of Longhorn in February 2004. If the project achieves certain future performance measures, the unreimbursed fees may be recovered. As a result of this recapitalization, we sold a portion of our equity investment in Longhorn for $11.4 million, received $58 million in repayment of a portion of our advances to Longhorn and converted the remaining advances, including accrued interest, into preferred equity interests in Longhorn. These preferred equity interests are subordinate to the preferred interests held by the new investors. Other than the unreimbursed fees, no gain or loss was recognized on this transaction.

     Other segment loss for the three and six months ended June 30, 2003 includes a $42.4 million impairment related to the investment in equity and debt securities of Longhorn.

Management’s Discussion and Analysis (Continued)

Fair value of trading derivatives

     The chart below reflects the fair value of derivatives held for trading purposes as of June 30, 2004. We have presented the fair value of assets and liabilities by the period in which we expect them to be realized.

Assets (Liabilities)
To be	To be	To be	To be Realized
Realized in	Realized in	Realized in	in 61-120
1-12 Months	13-36 Months	36-60 Months	Months	Total Fair
(Year 1)	(Years 2-3)	(Years 4-5)	(Years 6-10)	Value
(Millions)
$(31)	$17	$(8)	$1	$(21)

     As the table above illustrates, we are not materially engaged in trading activities. However, we hold a substantial portfolio of non-trading derivative contracts. Non-trading derivative contracts are those that hedge or could possibly hedge Power’s long-term structured contract position and the activities of our other segments on an economic basis. Certain of these economic hedges have not been designated as or do not qualify as SFAS No. 133 hedges. As such, changes in the fair value of these derivative contracts are reflected in earnings. We also hold certain derivative contracts, which do qualify as SFAS No. 133 cash flow hedges, which primarily hedge Exploration & Production’s forecasted natural gas sales. As of June 30, 2004, the fair value of these non-trading derivative contracts was a net asset of $234 million.

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

     Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. We continually assess this risk. We have credit protection within various agreements to call on additional collateral support if necessary. At June 30, 2004, we held collateral support of $338 million.

     We also enter into netting agreements to mitigate counterparty performance and credit risk. During second-quarter 2004, we did not incur any significant losses due to recent counterparty bankruptcy filings.

     The gross credit exposure from our derivative contracts as of June 30, 2004 is summarized below.

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$667.9	$780.5
Energy marketers and traders	2,446.9	4,843.7
Financial institutions	1,343.4	1,343.4
Other	434.2	438.5

	$4,892.4	7,406.1

Credit reserves		(34.2)

Gross credit exposure from derivatives(b)		$7,371.9

Management’s Discussion and Analysis (Continued)

     We assess our credit exposure on a net basis. The net credit exposure from our derivatives as of June 30, 2004 is summarized below.

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$130.2	$145.5
Energy marketers and traders	527.8	792.3
Financial institutions	191.5	191.5
Other	2.9	3.9

	$852.4	1,133.2
Credit reserves		(34.1)

Net credit exposure from derivatives(b)		$1,099.1

(a)	We determine investment grade primarily using publicly available credit ratings. We included counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade. We also classify counterparties that have provided sufficient collateral, such as cash, standby letters of credit, adequate parent company guarantees, and property interests, as investment grade.

(b)	One counterparty within the California power market represents more than ten percent of the derivative assets and is included in investment grade. Standard & Poor’s and Moody’s Investors Service do not currently rate this counterparty. We included this counterparty in the investment grade column based upon contractual credit requirements in the event of assignment or substitution of a new obligation for the existing one.

Management’s Discussion and Analysis (Continued)

Financial condition and liquidity

Liquidity

Overview

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we successfully executed certain critical components of our plan during 2003. Key execution steps for 2004 and beyond, and our progress to date, include the following:

1)	Completion of planned asset sales, which we estimated would generate proceeds of approximately $800 million in 2004.

•	On March 31, 2004, we completed the sale of our Alaska refinery and related assets for approximately $304 million.

•	On July 28, 2004, we completed the sale of three straddle plants in western Canada for approximately $536 million.

•	In addition to these transactions, we expect to generate additional proceeds from the sale of assets of approximately $50 to $100 million.

2)	Additional reduction of our selling, general and administrative costs.

•	On June 1, 2004, we announced an agreement with IBM Business Consulting Services (IBM) to aid us in transforming and managing certain areas of our accounting, finance and human resources processes. In addition, IBM will manage key aspects of our information technology, including enterprise wide infrastructure and application development. The 7 1/2 year agreement began July 1, 2004 and is expected to reduce costs in these areas while maintaining a high quality of service.

3)	The replacement of our cash-collateralized letter of credit and revolver facility with facilities that do not encumber cash.

•	In April 2004, we entered into two unsecured bank revolving credit facilities totaling $500 million. These facilities provide for both borrowings and letters of credit, but are used primarily for issuing letters of credit. Use of these new facilities released approximately $500 million of restricted cash, restricted investments and margin deposits in the second quarter. Also, on May 3, 2004 we entered into a new three-year, $1 billion secured revolving credit facility which is available for borrowings and letters of credit. Northwest and Transco have access to $400 million each under the facility, which is secured by certain Midstream assets and a guarantee from WGP (see Note 12 of Notes to the Consolidated Financial Statements).

4)	Continuation of our efforts to exit from the Power business.

•	We continue to evaluate alternatives and discuss our plans and operating strategy for the Power business with our Board of Directors. As an alternative to continuing a plan of pursuing a complete exit from the Power business, we are evaluating whether the benefits of realizing the positive cash flow expected to be generated by this business through continued ownership exceed the benefits of a sale at a depressed price. If we pursue this alternative, we expect to continue our current program of managing this business to minimize financial risk, generate cash and manage existing contractual commitments.

Sources of liquidity

     Our liquidity is derived from both internal and external sources. Certain of those sources are available to us (at the parent level) and others are available to certain of our subsidiaries.

     At June 30, 2004, we have the following sources of liquidity from cash and cash equivalents:

•	Cash-equivalent investments at the corporate level of $794 million as compared to $2.2 billion at December 31, 2003.

•	Cash and cash-equivalent investments of various international and domestic entities of $236 million, as compared to $91 million at December 31, 2003.

     At December 31, 2003, we had capacity of $447 million available under the $800 million revolving and letter of credit facility. This facility was terminated on May 3, 2004. At June 30, 2004, we have capacity of $11 million available under the two unsecured revolving credit facilities totaling $500 million and $819 million available under our $1 billion secured revolving facility. We also have a commitment from our agent bank to expand our credit facility by an additional $275 million.

     We have an effective shelf registration statement with the Securities and Exchange Commission that authorizes us to issue an additional $2.2 billion of a variety of debt and equity securities. However, the ability to utilize this shelf registration for debt securities is restricted by certain covenants of our debt agreements.

Management’s Discussion and Analysis (Continued)

     In addition, our wholly owned subsidiaries Northwest and Transco have outstanding registration statements filed with the Securities and Exchange Commission. As of June 30, 2004, approximately $350 million of shelf availability remains under these registration statements. However, the ability to utilize these registration statements is restricted by certain covenants associated with our $800 million 8.625 percent senior unsecured notes. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets.

     During the first six months of 2004, we satisfied liquidity needs with:

•	$304 million in cash generated from the sale of the Alaska refinery and related assets, and

•	$603.6 million in cash generated from operating activities of continuing operations, including the release of approximately $500 million of restricted cash, restricted investments and margin deposits previously used to collateralize certain credit facilities.

Credit ratings

     As part of executing the business plan announced in February, 2003, we established a goal of returning to investment grade status. While reduction of debt is viewed as a key contributor towards this goal, certain of the key credit rating agencies have imputed the financial commitments associated with our long-term tolling agreements within the Power business as debt. If we are unable to achieve our goal of exiting the Power business or otherwise eliminating these commitments, obtaining an investment grade rating may be further delayed. See Note 1 of Notes to Consolidated Financial Statements for a further discussion on the status of the Power business.

     On July 30, 2004, Standard & Poor's raised our debt ratings outlook to stable from negative citing our debt reductions efforts. If we continue to reduce debt in line with forecasts, our rating could improve over the three-year horizon of the outlook. An improved rating could result in lower borrowing costs. However, if financial ratios fall considerably below expectations, the outlook and the rating could decline.

Off-balance sheet financing arrangements and guarantees of debt or other commitments to third parties

     As discussed previously, in April 2004, we entered into two unsecured bank revolving credit facilities totaling $500 million. We were able to obtain the unsecured credit facilities because the funding bank syndicated its associated credit risk into the institutional investor market via a Rule 144A offering, which allows for the sale of certain restricted securities only to qualified institutional buyers. Upon the occurrence of certain credit events, letters of credit outstanding under the agreement become cash collateralized, creating a borrowing under the facilities. Concurrently the bank can deliver the facilities to the institutional investors, whereby the investors replace the bank as lender under the facilities.

     To facilitate the syndication of the facilities, the bank established trusts funded by the institutional investors. The assets of the trusts serve as collateral to reimburse the bank for our borrowings in the event the facilities are delivered to the investors. We have no asset securitization or collateral requirements under the new facilities. During the second quarter, use of these new facilities released approximately $500 million of restricted cash, restricted investments and margin deposits (see Note 12 of Notes to the Consolidated Financial Statements).

Operating activities

     For the six months ended June 30, 2004, we recorded approximately $30 million in Provision for loss on investments, property and other assets consisting primarily of a $10.8 million impairment of our investment in Longhorn and a $9 million write off of previously-capitalized costs incurred on an idled segment of Northwest’s system.

     For the six months ended June 30, 2003, we recorded approximately $121 million in Provision for loss on investments, property and other assets consisting primarily of a $42.4 million impairment of our investment in Longhorn, a $25.5 million write-off of software development costs at Northwest, a $13.5 million impairment of an investment in a company holding phosphate reserves and a $12 million impairment of Algar Telecom S.A.

     The net gain on disposition of assets in second quarter 2003 primarily consists of the gains on the sales of natural gas properties.

     In 2003, we recorded an accrual for fixed rate interest included in the RMT Note on the Consolidated Statement of Cash Flows representing the quarterly non-cash reclassification of the deferred fixed rate interest from an accrued liability to the RMT Note. The amortization of deferred set-up fee and fixed rate interest on the RMT Note relates to amounts recognized in the income statement as interest expense, which were not payable until maturity. The RMT Note was repaid in May 2003.

Management’s Discussion and Analysis (Continued)

     In the first quarter of 2004, we recognized net cash used by operating activities of discontinued operations in the Consolidated Statement of Cash Flow of $47.1 million. Included in this amount was approximately $70 million in use of funds related to the timing of settling working capital issues of the Alaska refinery and related assets. In the second quarter of 2004, we received the proceeds from the collection of approximately $58 million in trade receivables related to the Alaska refinery and related assets.

Financing activities

     On March 15, 2004, we retired the remaining $679 million obligation pertaining to the outstanding balance of the 9.25 percent senior unsecured Notes due March 15, 2004. The $679 million represented the remaining amount of the Notes subsequent to the fourth-quarter 2003 tender which retired $721 million of the original $1.4 billion balance.

     In May 2004, we made cash tender offers for approximately $1.34 billion aggregate principal amount of a specified series of our outstanding notes and debentures. As of the June 8, 2004, tender offer expiration date, we accepted for purchase tenders of notes and debentures with an aggregate principal amount of approximately $1.17 billion. The payment of these notes and debentures in second-quarter 2004 is recorded as Payments of long term debt on the Consolidated Statement of Cash Flows. In May 2004, we also repurchased on the open market debt of approximately $255 million of various notes with maturity dates ranging from 2006 to 2011. In conjunction with the tendered notes, related consents, and the debt repurchase, we paid premiums of approximately $79 million. The premiums, as well as related fees and expenses, together totaling $96.8 million, were recorded in Early debt retirement costs.

     In June 2004, we made a payment of approximately $109 million for accrued interest, short-term payables, and long-term debt to repurchase certain receivables from the California Power Exchange that were previously sold to a third party. Approximately $79 million of the payment is included in payments of long-term debt on the Consolidated Statement of Cash Flows. In July 2004, we received payment of approximately $104 million from the California Power Exchange which will be reported in cash flows from operations in the third quarter.

     For a discussion of other borrowings and repayments in 2004, see Note 12 of Notes to Consolidated Financial Statements.

     Dividends paid on common stock are currently $.01 per common share on a quarterly basis and totaled $10.4 million for the six months ended June 30, 2004. One of the covenants under the indenture for the $800 million senior unsecured notes due 2010 currently limits our quarterly common stock dividends to not more than $.02 per common share. This restriction will be removed in the future if certain requirements in the covenants are met.

Investing activities

     During the first four months of 2004, we purchased $471.8 million of restricted investments comprised of U.S. Treasury notes and received proceeds on maturity of $851.4 million of such investments on their scheduled maturity date. We made these purchases to satisfy the 105 percent cash collateralization requirement in the $800 million revolving credit facility. This facility was terminated May 3, 2004, subsequent to us entering into the $1 billion secured revolving credit facility (see Note 12 of Notes to Consolidated Financial Statements).

     During February 2004, we participated in a recapitalization plan completed by Longhorn. As a result of this plan, we received $58 million in repayment of a portion of our advances to Longhorn and converted the remaining advances, including accrued interest, into preferred equity interests in Longhorn. The $58 million received is included in Proceeds from dispositions of investments and other assets.

Management’s Discussion and Analysis (Continued)

     The following sales in the first half of 2004 and in 2003 provided significant proceeds and may include various adjustments subsequent to the actual date of sale.

In 2004:

•	$304 million related to the sale of Alaska refinery, retail and pipeline and related assets.

In 2003:

•	$793 million related to the sale of Texas Gas Transmission Corporation,

•	$431 million (net of cash held by Williams Energy Partners) related to the sale of our general partnership interest and limited partner investment in Williams Energy Partners,

•	$452 million related to the sale of the Midsouth refinery,

•	$417 million related to certain natural gas exploration and production properties in Kansas, Colorado and New Mexico,

•	$188 million related to the sale of the Williams travel centers,

•	$60 million related to the sale of our equity interest in Williams Bio-Energy L.L.C., and

•	$40 million related to the sale of the Worthington facility.

Contractual obligations

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we had certain contractual obligations at December 31, 2003, with various maturity dates, related to the following:

•	notes payable,

•	long-term debt,

•	capital and operating leases,

•	purchase obligations, and

•	other long-term liabilities, including physical and financial derivatives.

     During the first six months of 2004, the amount of our contractual obligations changed significantly due to the following:

•	On March 15, 2004, we retired the remaining $679 million outstanding balance of the 9.25 percent senior unsecured notes due March 15, 2004.

•	In May 2004, we made cash tender offers for approximately $1.34 billion aggregate principal amount of our specified series of outstanding notes and debentures. As of the June 8, 2004, tender offer expiration date, we had accepted for purchase tenders of notes and debentures with an aggregate principal amount of approximately $1.17 billion.

•	In May 2004, we repurchased debt of approximately $255 million of various notes with maturity dates ranging from 2006 to 2011.

•	On May 27, 2004, we were released from certain historical indemnities, primarily related to environmental remediation, for an agreement to pay $117.5 million (see Note 13 of Notes to Consolidated Financial Statements). We had previously deferred $113 million of a gain on sale in anticipation of costs related to these indemnities. At June 30, 2004, the net present value of this settlement is $107.5 million. Of this amount, $35 million is classified as current and was subsequently paid on July 1, 2004. The remaining amount will be paid in three installments of $27.5 million, $20 million, and $35 million in 2005, 2006, and 2007, respectively.

Management’s Discussion and Analysis (Continued)

•	Power’s physical and financial derivative obligations decreased by approximately $1.2 billion. The decrease is due to normal trading and market activity and the expiration of certain long-term power contracts in the first six months of 2004.

•	As part of the sale of the Alaska refinery, we terminated a $385 million crude purchase contract with the state of Alaska.

Outlook for the remainder of 2004

     We estimate capital and investment expenditures will be approximately $775 million to $875 million for 2004. During the remainder of 2004, we expect to fund capital and investment expenditures, debt payments and working-capital requirements through (1) cash and cash equivalent investments on hand, (2) cash generated from operations, and (3) cash generated from the sale of assets. In first-quarter 2004, we completed the sale of our Alaska refinery and related assets for approximately $304 million. On July 28, 2004, we completed the sale of three straddle plants in western Canada for approximately $536 million. In addition to these transactions, we currently expect to generate additional proceeds from the sale of assets of approximately $50 to $100 million. We also expect to generate $1 to $1.3 billion in cash flow from continuing operations.

     In the remainder of 2004, we expect to make additional progress towards debt reduction while maintaining management’s estimate of appropriate levels of cash and other forms of liquidity. To manage our operations and meet unforeseen or extraordinary calls on cash, we expect to maintain liquidity levels of at least $1 billion. Through debt tenders, open market repurchases and scheduled maturities, we have reduced our debt to $9.8 billion at June 30, 2004, a reduction of over $2.2 billion for the year-to-date. Primarily through additional debt tenders, we expect to further reduce debt to a level of approximately $9 billion by the end of 2004. While our access to the capital markets continues to improve, one of our indentures, and our two unsecured revolving credit facilities, have covenants that restrict our ability to issue new debt, with minimal exceptions, until a certain fixed charge coverage ratio is achieved. We expect to satisfy this requirement by the end of 2005. Our secured revolving credit facility has a covenant restricting our ability to issue new debt if, after giving effect to the issuance, we were to fail to meet the associated consolidated debt to consolidated net worth ratio.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our interest rate risk exposure associated with the debt portfolio was impacted primarily by debt payments during the first and second quarters of 2004. On March 15, 2004, we retired the remaining $679 million balance of the 9.25 percent senior unsecured Notes due March 15, 2004. In May 2004, we made cash tender offers for approximately $1.34 billion aggregate principal amount of a specified series of our outstanding notes and debentures. As of the June 8, 2003, tender offer expiration date, we had accepted for purchase tenders of notes and debentures with an aggregate principle amount of approximately $1.17 billion. In May 2004, we also repurchased approximately $255 million of various notes with maturity dates ranging from 2006 to 2011. (See Note 12 of the Notes to Consolidated Financial Statements.)

     In addition, on February 25, 2004, our Exploration & Production segment amended its $500 million secured note facility, reducing the floating interest rate from the London InterBank Offered Rate (LIBOR) plus 3.75 percent to LIBOR plus 2.5 percent. (See Note 12 of the Notes to Consolidated Financial Statements.)

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

     We segregate our derivative contracts into trading and non-trading contracts, as defined in the following paragraphs. We calculate value at risk separately for these two categories. Derivative contracts designated as normal purchases or sales under SFAS No. 133 and non-derivative energy contracts have been excluded from our estimation of value at risk.

Trading

     Our trading portfolio consists of derivative contracts entered into to provide price risk management services to third-party customers. Only contracts that meet the definition of a derivative are carried at fair value on the balance sheet. The value at risk for contracts held for trading purposes was $2 million and $5 million at June 30, 2004 and December 31, 2003, respectively.

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

     The value at risk for contracts held for non-trading purposes was $19 million at June 30, 2004 and $18 million at December 31, 2003. Certain of the contracts held for non-trading purposes were accounted for as cash flow hedges under SFAS No. 133. We did not consider the underlying commodity positions to which the cash flow hedges relate in our value-at-risk model. Therefore, value at risk does not represent economic losses that could occur on a total non-trading portfolio that includes the underlying commodity positions.

Item 4

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

     As stated in our year-end and first quarter reports we have identified certain portions of our account reconciliation process whereby the controls and policies are in the process of being enhanced across all business segments. As of the second quarter certain planned enhancements have been implemented with substantially all others scheduled to be implemented by year-end.

     Notwithstanding the above, management believes that its current controls are effective. In addition, there has been no material change in our Internal Controls that occurred during the registrant’s second fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information called for by this item is provided in Note 13 Contingent liabilities and commitments included in the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Effective as of May 20, 2004, Williams Production RMT Company, a Delaware corporation and subsidiary of Williams (“RMT”), executed a Third Supplemental Indenture with Deutsche Bank Trust Company Americas, as trustee, regarding the 7.55 percent Senior Notes due 2007 issued under a base Indenture dated as of February 1, 1997 (“Base Indenture”). The Third Supplemental Indenture was entered into as part of a tender offer pursuant to which a substantial majority of the 7.55 percent Senior Notes were repurchased. For those noteholders who elected not to tender their notes, the Third Supplemental Indenture eliminated certain covenants in the Base Indenture that, among other things, limited RMT’s ability to create or incur liens or enter into sale and leaseback transactions, and amended certain provisions regarding RMT’s ability to engage in mergers, consolidations or sales of assets. In addition, the Third Supplemental Indenture eliminated certain bankruptcy-related events of default by RMT or its subsidiaries.

(b) On April 14, 2004, and on April 26, 2004, Williams, as borrower, entered into Credit Agreements for, respectively, $400 million and $100 million with Citibank N.A. Each Credit Agreement limits the payment of quarterly dividends to no greater than $.05 per common share. This restriction will be removed if certain conditions, including Williams attaining an investment grade rating from both Moody’s Investors Service and Standard & Poor’s, are met.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 20, 2004. At the Annual Meeting, three individuals were elected as directors of the Company and seven individuals continue to serve as directors pursuant to their prior elections. Those directors continuing in office are Hugh M. Chapman, William E. Green, W.R. Howell, George A. Lorch, Frank T. MacInnis, Steven J. Malcolm, and Janice D. Stoney. The appointment of Ernst & Young LLP as the independent auditor of the Company for 2004 was ratified and a stockholder proposal regarding performance and time-based restricted shares was not approved.

     A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

Election of Directors

Name	For	Withheld
Charles M. Lillis	440,662,188	25,038,640
William G. Lowrie	447,012,222	18,688,606
Joseph H. Williams	445,853,822	19,847,006

Ratification of Appointment of Independent Auditors

For	Against	Abstain
448,520,077	13,462,765	3,717,986

Approval of a Policy on Performance and Time-Based Restricted Shares

For	Against	Abstain
66,497,096	227,010,166	14,479,759

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits listed below are filed as part of this report:

Exhibit 4.1* – Third Supplemental Indenture dated as of May 20, 2004 with respect to the Indenture dated as of February 1, 1997 between Barrett Resources Corporation (predecessor-in-interest to Williams Production RMT Company) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee (filed as Exhibit 99.2 to Form 8-K filed May 20, 2004).

Exhibit 10.1 - The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004.

Exhibit 10.2 - Master Professional Services Agreement dated as of June 1, 2004, by and between The Williams Companies, Inc. and International Business Machines Corporation.

Exhibit 10.3 - Amendment No. 1 to the Master Professional Services Agreement dated June 1, 2004 by and between The Williams Companies, Inc. and International Business Machines Corporation made as of June 1, 2004.

Exhibit 10.4 - Amendment No. 2 to the Purchase Agreement dated as of April 18, 2003 by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and Magellan Midstream Holdings, L.P. (formerly WEG Acquisitions, L.P.) as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of January 6, 2004.

Exhibit 10.5 - Amendment No. 3 to the Purchase Agreement dated as of April 18, 2003 by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and Magellan Midstream Holdings, L.P. (formerly WEG Acquisitions, L.P.) as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of May 26, 2004.

Exhibit 10.6 - Agreement for the Release of Certain Indemnification Obligations dated as of May 26, 2004 by and among Magellan Midstream Holdings, L.P., Magellan G.P. LLC and Magellan Midstream Partners, L.P., on the one hand, and The Williams Companies, Inc., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC, on the other hand.

Exhibit 10.7 - Sale Agreement Relating to the Sale of the Interest of Williams Energy (Canada), Inc. in the Cochrane, Empress II and Empress V Straddle Plants dated as of July 8, 2004 between Williams Energy (Canada), Inc. and 1024234 Alberta Ltd.

Exhibit 12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

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

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

(b)	During second-quarter 2004, we filed a Form 8-K on the following dates reporting events under the specified items: June 17, 2004 Items 7 and 9; June 9, 2004 Items 7 and 9; June 2, 2004 Items 7 and 9; June 1, 2004 Items 7 and 9; May 27, 2004 Item 5; May 20, 2004 Items 7 and 9; May 10, 2004 Items 7 and 9; May 6, 2004 Items 7, 9 and 12; May 4, 2004 Items 7 and 9; April 27, 2004 Item 9; April 16, 2004 Items 7 and 9; and April 2, 2004 Items 7 and 9.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Gary R. Belitz
Gary R. Belitz
Controller
(Duly Authorized Officer and Principal Accounting Officer)

August 5, 2004

Index to Exhibits

Exhibit 4.1* – Third Supplemental Indenture dated as of May 20, 2004 with respect to the Indenture dated as of February 1, 1997 between Barrett Resources Corporation (predecessor-in-interest to Williams Production RMT Company) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee (filed as Exhibit 99.2 to Form 8-K filed May 20, 2004).

Exhibit 10.1 - The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004.

Exhibit 10.2 - Master Professional Services Agreement dated as of June 1, 2004, by and between The Williams Companies, Inc. and International Business Machines Corporation.

Exhibit 10.3 - Amendment No. 1 to the Master Professional Services Agreement dated June 1, 2004 by and between The Williams Companies, Inc. and International Business Machines Corporation made as of June 1, 2004.

Exhibit 10.4 - Amendment No. 2 to the Purchase Agreement dated as of April 18, 2003 by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and Magellan Midstream Holdings, L.P. (formerly WEG Acquisitions, L.P.) as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of January 6, 2004.

Exhibit 10.5 - Amendment No. 3 to the Purchase Agreement dated as of April 18, 2003 by and among Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC collectively, as Selling Parties, and Magellan Midstream Holdings, L.P. (formerly WEG Acquisitions, L.P.) as Buyer for the purchase and sale of all the membership interests of WEG GP LLC, all the Common Units and Subordinated Units of Williams Energy Partners, L.P. owned by Williams Energy Services, LLC and Williams Natural Gas Liquids, Inc. and all of the Class B Common Units of Williams Energy Partners, L.P. dated as of May 26, 2004.

Exhibit 10.6 - Agreement for the Release of Certain Indemnification Obligations dated as of May 26, 2004 by and among Magellan Midstream Holdings, L.P., Magellan G.P. LLC and Magellan Midstream Partners, L.P., on the one hand, and The Williams Companies, Inc., Williams Energy Services, LLC, Williams Natural Gas Liquids, Inc. and Williams GP LLC, on the other hand.

Exhibit 10.7 - Sale Agreement Relating to the Sale of the Interest of Williams Energy (Canada), Inc. in the Cochrane, Empress II and Empress V Straddle Plants dated as of July 8, 2004 between Williams Energy (Canada), Inc. and 1024234 Alberta Ltd.

Exhibit 12 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

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

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.