Form 10-K/A
period 2003-12-31
WILLIAMS COMPANIES INC
filed 2004-10-18
CIK 107263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-4174

The Williams Companies, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	73-0569878 (IRS Employer Identification No.)

One Williams Center, Tulsa, Oklahoma (Address of Principal Executive Offices)	74172 (Zip Code)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

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

THE WILLIAMS COMPANIES, INC.
FORM 10-K/A

		Page
	PART II	3

Item 9A.	Controls and Procedures	3

	PART IV	3

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	4
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to revise Part II. Item 9A contained in the original Form 10-K. The amendments are made solely to clarify the Company’s conclusion that its disclosure controls were effective. Language in the original report might have been read incorrectly to suggest that the conclusion was somehow qualified or limited. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-K, such information has not been updated in this Form 10-K/A. This Form 10-K/A should be read in conjunction with our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2004 and June 30, 2004, and our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2004.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15(d) - (e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.

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

     Notwithstanding the above, management concludes that its current controls are effective at a reasonable assurance level. In addition, there has been no material change in our Internal Controls that occurred during the registrant’s fourth fiscal quarter.

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
Brian K. Shore
Corporate Secretary

Date: October 18, 2004

INDEX TO EXHIBITS

Exhibit
No.		Description
31.1	—	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.