Form 10-Q/A
period 2004-03-31
WILLIAMS COMPANIES INC
filed 2004-10-18
CIK 107263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The Williams Companies, Inc.
Index

Page
Part I. Financial Information

Item 4. Controls and Procedures	3

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	3

2

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 to revise Part I. Item 4 contained in the original Form 10-Q. The amendments are made solely to clarify the Company’s conclusion that its disclosure controls were effective. Language in the original report might have been read incorrectly to suggest that the conclusion was somehow qualified or limited. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. This Form 10-Q/A should be read in conjunction with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2004.

Part I. Financial Information

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

3

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.

(Registrant)

/s/ Gary R. Belitz

Gary R. Belitz
Controller
(Duly Authorized Officer and Principal Accounting Officer)

October 18, 2004