Form 10-Q/A
period 2004-06-30
WILLIAMS COMPANIES INC
filed 2004-10-18
CIK 107263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______________

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

Yes   ☑   No   ☐

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 to revise Part I. Item 4 contained in the original Form 10-Q. The amendments are made solely to clarify the Company’s conclusion that its disclosure controls were effective. Language in the original report might have been read incorrectly to suggest that the conclusion was somehow qualified or limited. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. This Form 10-Q/A should be read in conjunction with our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2004.

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

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC. (Registrant)

/s/ Gary R. Belitz Gary R. Belitz Controller (Duly Authorized Officer and Principal Accounting Officer)

October 18, 2004

4