Form 10-K/A
period 2004-12-31
WILLIAMS COMPANIES INC
filed 2005-03-29
CIK 107263

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
   ----------------------------------       -------------------------------
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

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second quarter was approximately $6,216,391,365.

    The number of shares outstanding of the registrant's common stock held by non-affiliates outstanding at February 28, 2005 was 570,051,442.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement being prepared for the solicitation of proxies in connection with the Annual Meeting of Stockholders of the registrant for 2005 are incorporated by reference in Part III of this Form 10-K.

                          THE WILLIAMS COMPANIES, INC.
                                   FORM 10-K/A

                                TABLE OF CONTENTS


                                                                           Page
                                                                          ------
                                     PART II
Report of Independent Registered Public Accounting Firm                     4
  on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm                     5

                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules                     6

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to revise the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm and the Consent of Independent Registered Public Accounting Firm (Exhibit 23.1) contained in the original Form 10-K. The amendments are made solely to correct the pages that unintentionally omitted the signature of our independent registered public accounting firm, Ernst & Young LLP.

                                     PART II

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
                        CONTROL OVER FINANCIAL REPORTING


The Board of Directors and Stockholders of
The Williams Companies, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Williams Companies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Williams Companies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Williams Companies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Williams Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of The Williams Companies, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.


                                                           /s/ Ernst & Young LLP

Tulsa, Oklahoma
March 8, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
The Williams Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As explained in Notes 1 and 9 to the consolidated financial statements, effective January 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (see third paragraph of "Energy commodity risk management and trading activities and revenues" section in Note 1) and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (see the penultimate paragraph of Note 9).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Williams Companies, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

Tulsa, Oklahoma
March 8, 2005

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (a) 3 and (b). The exhibits listed below are filed as part of this annual report.

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------             ------------------------------------------------------------
 23.1     --        Consent of Independent Registered Public Accounting Firm,
                    Ernst & Young LLP.

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

                                                    THE WILLIAMS COMPANIES, INC.
                                                    (Registrant)

                                                    By:   /s/ BRIAN K. SHORE
                                                          ---------------------
                                                          Brian K. Shore
                                                          Corporate Secretary

Date: March 29, 2005

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------             ------------------------------------------------------------
 23.1     --        Consent of Independent Registered Public Accounting Firm,
                    Ernst & Young LLP.