Form 10-Q
period 2005-09-30
WILLIAMS COMPANIES INC
filed 2005-11-03
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31 , 2005

Common Stock, $1 par value	573,014,682 Shares

The Williams Companies, Inc.
Index

Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Statement of Operations — Three and Nine Months Ended September 30, 2005 and 2004	2

Consolidated Balance Sheet — September 30, 2005 and December 31, 2004	3

Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2005 and 2004	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	55

Item 4. Controls and Procedures	56

Part II. Other Information

Item 1. Legal Proceedings	57

Item 6. Exhibits	57
Computation of Ratio of Earnings to Fixed Charges
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906
     Certain matters discussed in this report, excluding historical information, include forward-looking statements — statements that discuss our expected future results based on current and pending business operations. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
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

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
(Dollars in millions, except per-share amounts)	2005	2004*	2005	2004*
Revenues:
Power	$2,242.9	$2,604.2	$6,307.2	$7,233.8
Gas Pipeline	345.8	321.0	1,038.1	1,011.0
Exploration & Production	318.4	209.3	848.9	563.5
Midstream Gas & Liquids	754.7	750.0	2,341.8	2,015.5
Other	6.3	6.7	19.4	26.3
Intercompany eliminations	(585.8)	(516.0)	(1,647.9)	(1,353.0)

Total revenues	3,082.3	3,375.2	8,907.5	9,497.1

Segment costs and expenses:
Costs and operating expenses	2,826.2	2,855.9	7,708.1	8,208.2
Selling, general and administrative expenses	90.6	89.4	226.8	257.7
Other (income) expense — net	(21.4)	(5.7)	(1.3)	25.8

Total segment costs and expenses	2,895.4	2,939.6	7,933.6	8,491.7

General corporate expenses	42.8	24.1	106.3	84.5

Operating income (loss):
Power	(227.4)	124.2	(190.3)	137.3
Gas Pipeline	144.1	137.4	456.7	409.6
Exploration & Production	153.0	67.5	367.9	156.2
Midstream Gas & Liquids	117.9	104.0	343.7	305.2
Other	(0.7)	2.5	(4.1)	(2.9)
General corporate expenses	(42.8)	(24.1)	(106.3)	(84.5)

Total operating income	144.1	411.5	867.6	920.9

Interest accrued	(166.0)	(197.3)	(495.3)	(662.9)
Interest capitalized	1.8	1.0	4.3	5.7
Interest rate swap loss	—	(4.0)	—	(5.3)
Investing income	31.1	9.2	44.9	31.2
Early debt retirement costs	—	(155.1)	—	(252.4)
Minority interest in income of consolidated subsidiaries	(6.8)	(5.2)	(16.8)	(16.0)
Other income (expense) — net	(1.1)	4.7	12.5	19.6

Income from continuing operations before income taxes	3.1	64.8	417.2	40.8
Provision (benefit) for income taxes	(2.6)	48.6	168.6	43.1

Income (loss) from continuing operations	5.7	16.2	248.6	(2.3)
Income (loss) from discontinued operations	(1.3)	82.4	(1.8)	92.6

Net income	$4.4	$98.6	$246.8	$90.3

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.01	$.03	$.43	$(.01)
Income (loss) from discontinued operations	—	.16	—	.18

Net income	$.01	$.19	$.43	$.17

Weighted-average shares (thousands)	572,543	523,111	569,426	521,438

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.01	$.03	$.42	$(.01)
Income (loss) from discontinued operations	—	.16	—	.18

Net income	$.01	$.19	$.42	$.17

Weighted-average shares (thousands)	580,735	529,525	604,749	521,438

Cash dividends per common share	$.075	$.01	$.175	$.03

*	Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per-share amounts)	2005	2004*
ASSETS
Current assets:
Cash and cash equivalents	$1,360.5	$930.0
Restricted cash	48.4	77.4
Accounts and notes receivable less allowance of $96.4 ($98.8 in 2004)	1,490.1	1,422.8
Inventories	302.8	261.1
Derivative assets	8,636.5	2,961.0
Margin deposits	457.1	131.7
Assets of discontinued operations	12.8	13.6
Deferred income taxes	146.3	89.0
Other current assets and deferred charges	174.3	157.0

Total current assets	12,628.8	6,043.6

Restricted cash	36.4	35.3
Investments	1,278.6	1,316.2

Property, plant and equipment, at cost	17,191.3	16,452.8
Less accumulated depreciation, depletion, and amortization	(4,988.3)	(4,566.0)

Property, plant and equipment — net	12,203.0	11,886.8

Derivative assets	5,776.2	3,025.3
Goodwill	1,014.5	1,014.5
Other assets and deferred charges	718.3	671.3

Total assets	$33,655.8	$23,993.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,217.0	$1,043.2
Accrued liabilities	1,065.0	974.0
Customer margin deposits payable	404.1	17.7
Liabilities of discontinued operations	1.3	1.6
Derivative liabilities	9,024.5	2,859.3
Long-term debt due within one year	122.4	250.1

Total current liabilities	11,834.3	5,145.9

Long-term debt	7,598.7	7,711.9
Deferred income taxes	2,268.4	2,470.1
Derivative liabilities	5,676.2	2,735.7
Other liabilities and deferred income	917.7	873.8
Contingent liabilities and commitments (Note 12)
Minority interests in consolidated subsidiaries	206.1	99.7

Stockholders’ equity:
Common stock, $1 per share par value, 960 million shares authorized, 578.6 million issued in 2005, 563.8 million issued in 2004	578.6	563.8
Capital in excess of par value	6,317.7	6,005.9
Accumulated deficit	(1,159.7)	(1,306.5)
Accumulated other comprehensive loss	(527.4)	(244.2)
Other	(13.6)	(21.9)

	5,195.6	4,997.1
Less treasury stock (at cost), 5.7 million shares of common stock in 2005 and 2004	(41.2)	(41.2)

Total stockholders’ equity	5,154.4	4,955.9

Total liabilities and stockholders’ equity	$33,655.8	$23,993.0

*	Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2005	2004*
	(Millions)
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$248.6	$(2.3)
Adjustments to reconcile to cash provided by operations:
Depreciation, depletion and amortization	545.9	495.4
Provision (benefit) for deferred income taxes	(63.1)	30.6
Provision for loss on investments, property and other assets	56.3	55.5
Net gain on disposition of assets	(47.0)	(4.5)
Early debt retirement costs	—	252.4
Minority interest in income of consolidated subsidiaries	16.8	16.0
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(115.0)	341.0
Inventories	(39.9)	(18.8)
Margin deposits and customer margin deposits payable	61.0	393.6
Other current assets and deferred charges	(2.2)	87.3
Accounts payable	114.5	(232.0)
Accrued liabilities	52.7	(287.8)
Changes in current and noncurrent derivative assets and liabilities	203.1	(128.4)
Changes in noncurrent restricted cash	—	86.5
Other, including changes in noncurrent assets and liabilities	50.6	(14.9)

Net cash provided by operating activities of continuing operations	1,082.3	1,069.6
Net cash provided by operating activities of discontinued operations	—	18.6

Net cash provided by operating activities	1,082.3	1,088.2

FINANCING ACTIVITIES:
Payments of long-term debt	(243.6)	(3,032.8)
Payments of notes payable	—	(3.3)
Proceeds from issuance of common stock	303.4	14.7
Proceeds from sale of limited partner units of consolidated partnership	111.0	—
Dividends paid	(100.0)	(15.6)
Payments of debt issuance costs and amendment fees	(29.6)	(25.7)
Premiums paid on tender offer and early debt retirement	—	(214.0)
Dividends paid to minority interests	(19.8)	(5.9)
Changes in restricted cash	37.1	41.6
Changes in cash overdrafts	58.7	(27.4)
Other — net	.1	(5.5)

Net cash provided (used) by financing activities of continuing operations	117.3	(3,273.9)
Net cash used by financing activities of discontinued operations	—	(1.2)

Net cash provided (used) by financing activities	117.3	(3,275.1)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(885.9)	(538.5)
Proceeds from dispositions	39.0	7.7
Contract termination payment	87.9	—
Purchases of investments/advances to affiliates	(98.2)	(1.6)
Purchases of auction rate securities	(171.3)	—
Purchases of restricted investments	—	(471.8)
Proceeds from sales of businesses	31.4	850.1
Proceeds from sales of auction rate securities	115.2	—
Proceeds from sale of restricted investments	—	851.4
Proceeds received on sale of note from WilTel	54.7	—
Payments received on notes receivable from WilTel	—	68.6
Proceeds from dispositions of investments and other assets	51.6	86.3
Other — net	6.5	(6.0)

Net cash provided (used) by investing activities of continuing operations	(769.1)	846.2
Net cash used by investing activities of discontinued operations	—	(.8)

Net cash provided (used) by investing activities	(769.1)	845.4

Increase (decrease) in cash and cash equivalents	430.5	(1,341.5)
Cash and cash equivalents at beginning of period	930.0	2,318.2

Cash and cash equivalents at end of period	$1,360.5	$976.7

*	Certain amounts have been reclassified as described in Note 2 of Notes to Consolidated Financial Statements.
See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. General
     Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments that, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2005, and results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.
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
     At December 31, 2004, all of the assets and liabilities of Gulf Liquids, which are not material to our Consolidated Balance Sheet, were classified as held for sale and included in Other current assets and deferred charges and Accrued liabilities. During second-quarter 2005, we decided to retain a portion of the Gulf Liquids operations and reclassified certain of the assets and liabilities from held for sale to held for use. The sale of the remaining assets held for sale closed on July 15, 2005.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Other (income) expense — net:
Power
Accrual for litigation contingencies	$0.4	$—	$13.5	$—
Gas Pipeline
Write-off of previously-capitalized costs	—	—	—	9.0
Exploration & Production
Gain on sale of certain natural gas properties	(21.7)	—	(29.6)	—
Loss provision related to an ownership dispute	—	—	—	11.3

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Investing income:
Midstream Gas & Liquids
Gain on sale of remaining interests in Mid-America Pipeline (MAPL) and Seminole Pipeline (Seminole)	$—	$—	$8.6	$—
Other
Impairment of investment in Longhorn Partners Pipeline L.P. (Longhorn)	—	—	(49.1)	(10.8)
Net unreimbursed Longhorn recapitalization advisory fees	—	—	—	(6.5)
Impairment of cost-based international investments	—	(15.7)	—	(15.7)
     The impairments of the investment in Longhorn reflect a reduction of carrying value to management’s estimate of fair market value, following a determination that there was an other-than-temporary decline in value. During second-quarter 2005, Longhorn’s management determined that continued operation as originally planned was no longer feasible. Based on that assessment, we recorded an impairment of $49.1 million. The remaining net book value of our investment in Longhorn is $42 million at September 30, 2005. We will continue to consider various strategic scenarios and reassess our estimate of fair value in Longhorn following management’s finalization of a strategic alternative to the current operating plan, which may result in a significant additional impairment in a future period. We expect a decision on the future operation of Longhorn by the end of 2005.
     To ensure adequate liquidity to continue operations while assessing alternatives, Longhorn has obtained a $25 million bridge loan commitment from existing investors, which is secured by a first lien on the assets of Longhorn. We have committed to fund up to $10 million of this loan, which has a one-year term and an interest rate of 14 percent. As of September 30, 2005, the balance of our loan to Longhorn under this arrangement is approximately $4.8 million and is included in Other current assets and deferred charges. The loan agreement allows for an additional $25 million loan, secured by the same first lien on the assets of Longhorn. All existing investors will have the opportunity to participate in funding the second $25 million increment. Levels of participation and the interest rate for this second increment will be determined through an auction process. This loan was contemplated in the impairment analysis performed in the second quarter of 2005 and thus does not result in an additional impairment.
     Costs and operating expenses includes income from a liability reversal of $14.2 million in our Gas Pipeline segment associated with a favorable rate case ruling involving adjustments to estimated gas purchase costs for operations in prior periods.
     General corporate expenses includes $13.8 million of expense in our Other segment related to the settlement of certain insurance coverage issues with an insurer that had underwritten portions of the fiduciary insurance applicable to our pending ERISA litigation and the directors and officers insurance applicable to our pending securities litigation.

Notes (Continued)
4. Provision (benefit) for income taxes
     The provision (benefit) for income taxes from continuing operations includes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Current:
Federal	$205.6	$(3.2)	$212.9	$—
State	(1.3)	1.2	6.7	5.6
Foreign	5.8	1.1	12.1	6.9

	210.1	(.9)	231.7	12.5

Deferred:
Federal	(212.6)	24.4	(73.5)	11.3
State	(1.3)	23.1	14.8	12.7
Foreign	1.2	2.0	(4.4)	6.6

	(212.7)	49.5	(63.1)	30.6

Total provision (benefit)	$(2.6)	$48.6	$168.6	$43.1

     The effective income tax rate benefit for the three months ended September 30, 2005, is less than the federal statutory rate due primarily to the effect of income tax settlements (including a reduction of an accrual for income tax contingencies) and net foreign operations, partially offset by state income taxes and an increase in valuation allowance. The significant current federal provision and deferred federal benefit are primarily the result of income tax settlements in the third quarter.
     The effective income tax rate for the nine months ended September 30, 2005, is greater than the federal statutory rate due primarily to the effect of state income taxes, an increase in valuation allowance and nondeductible expenses, partially offset by income tax settlements (including a reduction of an accrual for income tax contingencies) and net foreign operations.
     The effective income tax rate for the three months ended September 30, 2004, is greater than the federal statutory rate due primarily to the effect of state income taxes, net foreign operations and nondeductible expenses.
     The effective income tax rate for the nine months ended September 30, 2004, is greater than the federal statutory rate due primarily to the effect of state income taxes, net foreign operations, nondeductible expenses and an accrual for income tax contingencies.
5. Discontinued operations
     The businesses discussed below represent components that have been sold or approved for sale by our Board of Directors as of September 30, 2005, and also meet all requirements to be treated as discontinued operations. Therefore, their results of operations (including any impairments, gains or losses), financial position and cash flows have been reflected in the consolidated financial statements and notes as discontinued operations.
     Discontinued operations did not generate any revenues for the three and nine months ended September 30, 2005. Discontinued operations included revenues of $21.4 million for the three months ended September 30, 2004, and $353.4 million for the nine months ended September 30, 2004.
2004 completed transactions
Canadian straddle plants
     During the third quarter of 2004, we completed the sale of the Canadian straddle plants for approximately $544 million and recognized a $189.8 million pre-tax gain on the sale. The operations were part of the Midstream segment.

Notes (Continued)
Alaska refining, retail and pipeline operations
     On March 31, 2004, we completed the sale of our Alaska refinery, retail and pipeline operations for approximately $304 million. We received $279 million in cash at the time of the sale and $25 million in cash during the second quarter of 2004. We recognized a $3.6 million pre-tax gain on the sale during first-quarter 2004. These operations were part of the previously reported Petroleum Services segment.
     Discontinued operations included charges of $134.4 million for the three months ended September 30, 2004, and $151.8 million for the nine months ended September 30, 2004, associated with certain Quality Bank litigation matters (see Note 12).
6. Earnings (loss) per common share from continuing operations
     Basic and diluted earnings (loss) per common share are computed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions,		(Dollars in millions,
	except per-share		except per-share
	amounts; shares in		amounts; shares in
	thousands)		thousands)
Income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share (1)	$5.7	$16.2	$248.6	$(2.3)

Basic weighted-average shares (2)	572,543	523,111	569,426	521,438
Effect of dilutive securities:
Unvested deferred shares (3)	2,999	2,698	2,849	—
Stock options	5,193	3,716	4,926	—
Convertible debentures	—	—	27,548	—

Diluted weighted-average shares	580,735	529,525	604,749	521,438

Earnings (loss) per common share from continuing operations:
Basic	$.01	$.03	$.43	$(.01)
Diluted	$.01	$.03	$.42	$(.01)

(1)	Nine months ended September 30, 2005, includes $7.6 million of interest expense, net of tax, associated with the convertible debentures. This amount has been added back to Income from continuing operations available to common shareholders to calculate diluted earnings per common share (see discussion of antidilutive items below).

(2)	In February 2005 and October 2004, we issued 10.9 million and 33.1 million, respectively, of common shares associated with our FELINE PACS units (see Note 11).

(3)	The unvested deferred shares outstanding at September 30, 2005, will vest over the period from November 2005 to January 2010.
     For the nine months ended September 30, 2004, approximately 2.7 million weighted-average unvested deferred shares and 3.7 million weighted-average stock options have been excluded from the computation of Diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations.
     For the three months ended September 30, 2005, and the three and nine months ended September 30, 2004, approximately 27.5 million weighted-average shares related to the assumed conversion of convertible debentures, as well as the related interest, net of tax, have been excluded from the computation of Diluted earnings per common share. Inclusion of these shares would have been antidilutive. If no other components used to calculate Diluted earnings per common share change, we estimate the assumed conversion of the convertible debentures would become dilutive and therefore be included in Diluted earnings (loss) per common share at an Income from continuing operations available to common stockholders amount of $53.7 million for the three months ended September 30, 2005, and $49 million and $146.4 million for the three and nine months ended September 30, 2004, respectively.

Notes (Continued)
     The table below includes information related to options that were outstanding at September 30 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the third-quarter weighted-average market price of our common shares.

	2005	2004
Options excluded (millions)	4.8	9.3
Weighted-average exercise prices of options excluded	$35.23	$27.44
Exercise price range of options excluded	$23.88-$42.29	$12.22-$42.29
Third-quarter weighted-average market price	$21.75	$11.97
7. Employee benefit plans
     Net periodic pension (income) expense and other postretirement benefit expense for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Pension Benefits
	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Components of net periodic pension (income) expense:
Service cost	$5.4	$6.0	$16.2	$18.1
Interest cost	12.0	12.7	35.8	37.9
Expected return on plan assets	(17.8)	(16.3)	(53.3)	(48.7)
Amortization of prior service cost (credit)	(.1)	(.3)	(.3)	(1.1)
Recognized net actuarial (gain) loss	1.7	2.4	(8.3)	7.0
Regulatory asset amortization	.7	.5	.3	1.5
Settlement/curtailment expense	.1	—	2.7	.1

Net periodic pension (income) expense	$2.0	$5.0	$(6.9)	$14.8

	Other Postretirement Benefits
	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Components of net periodic other postretirement benefit expense:
Service cost	$.8	$.6	$2.3	$2.4
Interest cost	5.8	3.3	14.6	14.1
Expected return on plan assets	(2.9)	(3.1)	(8.6)	(9.3)
Amortization of transition obligation	—	.7	—	2.0
Amortization of prior service cost (credit)	(.1)	.2	(4.2)	.5
Recognized net actuarial loss	.9	—	2.4	—
Regulatory asset amortization	1.5	1.5	5.3	5.0

Net periodic other postretirement benefit expense	$6.0	$3.2	$11.8	$14.7

     Net periodic pension (income) expense for the nine months ended September 30, 2005, includes a $17.1 million reduction to expense to record the cumulative impact of a correction of an error determined from 2003 and 2004. The error was associated with our third-party actuarial computation of annual net periodic pension expense which resulted from the identification of errors in certain Transcontinental Gas Pipe Line Corporation (Transco) participant data involving annuity contract information utilized for 2003 and 2004. The adjustment is reflected as $16.1 million within Recognized net actuarial (gain) loss and $1 million within Regulatory asset amortization.
     As of September 30, 2005, we have contributed $30.3 million to our pension plans and $11.5 million to our other postretirement benefit plans. We presently anticipate contributing approximately $10 million more to our pension plans in 2005 for a total of approximately $40 million. We presently anticipate contributing approximately $4 million more to our other postretirement benefit plans in 2005 for a total of approximately $15 million.
     In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our health care plans for retirees include prescription drug coverage. We

Notes (Continued)
amended our health care plans for retirees in the fourth quarter of 2004 to coordinate and pay secondary to any part of Medicare, including prescription drug benefits covered by Medicare Part D. As a result of the amendment, our plans were not actuarially equivalent to Medicare Part D. The amendment decreased our benefit obligation by $75.5 million in 2004. The net reduction to the obligation is being amortized over approximately seven years which is the participants’ average remaining years of service to full eligibility for benefits beginning in 2005 and is reflected in the amortization of prior service credit for other postretirement benefits in the previous table for the nine months ended September 30, 2005.
     Due to anticipated difficulties to administer our plans as previously amended to coordinate and pay secondary to Medicare Part D in 2006, we amended our plans in June 2005 to provide primary prescription drug coverage and apply for the federal subsidy in 2006. As a result of the amendment, our plans are actuarially equivalent to Medicare Part D. The amendment increased our benefit obligation by $51.2 million at June 30, 2005. The increase to the obligation is being amortized over the participants’ average remaining years of service to full eligibility for benefits, which is approximately seven years, beginning in the third quarter of 2005. Net periodic other postretirement benefit expense for the three and nine months ended September 30, 2005, reflects an increase of $3.6 million, including an increase in recognized net actuarial loss of $.2 million, an increase in service cost of $.2 million, an increase in interest cost of $1.3 million and an increase in amortization of prior service credit of $1.9 million, resulting from the plan amendment. We are continuing to evaluate coordination with Medicare Part D as a strategy to decrease our benefit obligation in the future and will closely monitor the development of systems and capabilities of third-party administrators to coordinate prescription drug benefits with the Centers for Medicare & Medicaid Services.
8. Stock-based compensation
     Employee stock-based awards are accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock option equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on Net income and earnings per common share for the three and nine months ended September 30, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We currently calculate fair value using the Black-Scholes pricing model.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions, except per share amount)
Net income, as reported	$4.4	$98.6	$246.8	$90.3
Add: Stock-based employee compensation expense included in the Consolidated Statement of Operations, net of related tax effects	2.8	2.3	6.8	8.1
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.8)	(9.7)	(12.8)	(20.3)

Pro forma net income	$2.4	$91.2	$240.8	$78.1

Earnings per share:
Basic — as reported	$.01	$.19	$.43	$.17
Basic — pro forma	$—	$.17	$.42	$.15
Diluted — as reported	$.01	$.19	$.42	$.17
Diluted — pro forma	$—	$.17	$.41	$.15
     Since compensation expense for stock options is recognized over the future years’ vesting period for pro forma disclosure purposes and additional awards are generally made each year, pro forma amounts may not be representative of future years’ amounts.

Notes (Continued)
9. Inventories
     Inventories at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
	(Millions)
Natural gas liquids	$89.2	$63.2
Natural gas in underground storage	136.4	133.1
Materials, supplies and other	77.2	64.8

	$302.8	$261.1

10. Debt and banking arrangements
Revolving credit and letter of credit facilities
     In January 2005, we terminated our two existing unsecured bank revolving credit facilities totaling $500 million and replaced them with two new facilities. The new credit facilities contain the same terms as the previous credit agreements, but almost all of the restrictive covenants and events of default were removed or made less restrictive. As a result of the termination and replacement, we paid $17.9 million in fees, which are being amortized over the life of the new facilities. At September 30, 2005, letters of credit totaling $435 million have been issued under these facilities and no revolving credit loans are outstanding.
     In September 2005, we entered into two unsecured bank revolving credit facilities totaling $700 million. These facilities are similar in structure to our existing unsecured revolving credit facilities described above. These facilities provide for both borrowings and issuing letters of credit, but are expected to be used primarily for issuing letters of credit. We are required to pay fixed facility fees at a weighted-average rate of 2.29 percent on the total committed amount of the facilities. In addition, we will pay interest on any borrowings at a fluctuating rate comprised of either a base rate or LIBOR. Similar to our existing unsecured revolving credit facilities, the funding bank syndicated its associated credit risk into the institutional investor market via a private offering, which allows for the resale of certain restricted securities to qualified institutional buyers. To facilitate the syndication of these facilities, the bank established trusts funded by the institutional investors. The assets of the trusts serve as collateral to reimburse the bank for our borrowings in the event the facilities are delivered to the investors. Thus, we have no asset securitization or collateral requirements under the new facilities. Upon the occurrence of certain credit events, letters of credit under the agreement become cash collateralized creating a borrowing under the facilities. Concurrently, the funding bank can deliver the facilities to the institutional investors, whereby the investors replace the funding bank as lender under the facilities. Upon such occurrence, we will pay:
•	a fixed facility fee as described above,

•	interest on borrowings under the $500 million facility at a fixed rate of 4.35 percent, and

•	interest on borrowings under the $200 million facility at a floating LIBOR interest rate.
At September 30, 2005, letters of credit totaling $559 million have been issued under these facilities and no revolving credit loans are outstanding.
     During May 2005, we amended and restated our $1.275 billion secured revolving credit facility resulting in certain changes, including the following:
•	added Williams Partners L.P. as a borrower for up to $75 million;

•	provided our guarantee for the obligations of Williams Partners L.P. under this agreement;

•	released certain Midstream assets held as collateral and replaced them with the common stock of Transco; and

•	reduced commitment fees and margins.
At September 30, 2005, letters of credit totaling $713 million have been issued under this facility and no revolving credit loans are outstanding.

Notes (Continued)
Retirements
     During January 2005, we retired $200 million of 6.125 percent notes issued January 15, 1998, by Transco, which matured January 15, 2005.
11. Stockholders’ equity
     In January 2002, we issued $1.1 billion of 6.5 percent notes payable in 2007 that were subject to remarketing in 2004. Each note was bundled with an equity forward contract (together, the FELINE PACS units) and sold in a public offering for $25 per unit. The equity forward contract required the holder of each note to purchase one share of our common stock for $25 three years from issuance of the contract. In the fourth quarter of 2004, we exchanged approximately 33.1 million of the 44 million issued and outstanding FELINE PACS units for one share of our common stock plus $1.47 in cash for each unit. On the February 16, 2005, settlement date of the equity forward contracts, the holders of the remaining 10.9 million equity forward contracts purchased one share of our common stock for $25, resulting in cash proceeds of approximately $273 million and an increase in Capital in excess of par value of approximately $262 million.
12. Contingent liabilities and commitments
Rate and regulatory matters and related litigation
     Our interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $5 million for potential refund as of September 30, 2005.
Issues resulting from California energy crisis
     Subsidiaries of our Power segment are engaged in power marketing in various geographic areas, including California. Prices charged for power by us and other traders and generators in California and other western states in 2000 and 2001 have been challenged in various proceedings, including those before the Federal Energy Regulatory Commission (FERC). These challenges include refund proceedings, summer 2002 90-day contracts, investigations of alleged market manipulation including withholding, gas indices and other gaming of the market, new long-term power sales to the State of California that were subsequently challenged and civil litigation relating to certain of these issues. We have entered into settlements with the State of California (State Settlement), major California utilities (Utilities Settlement), and others that have substantially resolved each of these issues with these parties. Certain issues, however, remain open at the FERC and for other non-settling parties, such as the United States Department of Justice (DOJ).
Refund proceedings
     Although we have entered into the State Settlement and Utilities Settlement, which resolve the refund issues among the settling parties, we have potential refund exposure to non-settling parties, such as various California end users that did not agree to opt into the Utilities Settlement. As a part of the Utilities Settlement, we funded escrow accounts that we anticipate will satisfy any ultimate refund determinations in favor of the non-settling parties. We are also owed interest from counterparties in the California market during the refund period for which we have recorded a receivable totaling approximately $27 million at September 30, 2005. Collection of the interest is subject to the conclusion of this proceeding. Therefore, we continue to participate in the FERC refund case and related proceedings. Challenges to virtually every aspect of the refund proceeding, including the refund period, are now pending at the Ninth Circuit Court of Appeals.

Notes (Continued)
Summer 2002 90-day contracts
     On May 2, 2002, PacifiCorp filed a complaint against us with the FERC seeking relief from rates contained in three separate confirmation agreements between PacifiCorp and Power (known as the Summer 2002 90-day contracts). PacifiCorp filed similar complaints against three other suppliers. PacifiCorp alleged that the rates contained in the contracts are unjust and unreasonable. On August 8, 2005, the Ninth Circuit Court of Appeals upheld the FERC’s order that affirmed the administrative law judge’s initial decision dismissing the complaints. On September 22, 2005, PacifiCorp submitted a rehearing petition that seeks to overturn the decision that dismissed the appeal.
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
Long-term contracts
     In February 2001, during the height of the California energy crisis, we entered into a long-term power contract with the State of California to assist in stabilizing its market. The State of California later sought to rescind this contract. Following settlement discussions between the State and us on the contract issue as well as other state initiated proceedings and allegations of market manipulation, we entered into the State Settlement that includes renegotiated long-term energy contracts. These contracts are made up of block energy sales, dispatchable products and a gas contract. The State Settlement does not extend to criminal matters or matters of willful fraud, but did resolve civil complaints brought by the California Attorney General against us and the State of California’s refund claims that are discussed above. In addition, the State Settlement resolved ongoing investigations by the States of California, Oregon and Washington. Certain private class action and other civil plaintiffs who have initiated class action litigation against us and others in California based on allegations against us with respect to the California energy crisis also executed the State Settlement. On June 29, 2004, the court approved the State Settlement, making it effective as to plaintiffs and terminating the class actions as to us. A limited group did opt out of the State Settlement. Litigation by non-California plaintiffs, or relating to reporting of natural gas information to trade publications, as discussed below, will continue. As of September 30, 2005, pursuant to the terms of the State Settlement, we have transferred ownership of six gas powered electric turbines, have made three payments totaling $87 million to the California Attorney General, and have funded a $15 million fee and expense fund associated with civil actions that are subject to the State Settlement. An additional $60 million, previously accrued, remains to be paid to the California Attorney General (or his designee) over the next five years, with the final payment of $15 million due on January 1, 2010.
Reporting of natural gas-related information to trade publications
     We disclosed on October 25, 2002, that certain of our natural gas traders had reported inaccurate information to a trade publication that published gas price indices. As noted above, on November 8, 2002, we received a subpoena from a federal grand jury in northern California seeking documents related to our involvement in California markets, including our reporting to trade publications for both gas and power transactions. We have completed our response to the subpoena. Two former traders with Power have pled guilty to manipulation of gas prices through misreporting to an industry trade periodical. The DOJ’s investigation of us in this matter is continuing, and we are discussing the disposition of this matter with the DOJ. If we are unable to reach a consensual disposition with the DOJ, it is also possible that we could be indicted by the DOJ for alleged violations of the Commodity Exchange Act. In addition, the Commodity Futures Trading Commission (CFTC) has conducted an investigation of us regarding this issue. On July 29, 2003, we reached a settlement with the CFTC in which, in exchange for $20 million, the CFTC closed its investigation, and we did not admit or deny allegations that we had engaged in false reporting or attempted manipulation. Civil suits based on allegations of manipulating the gas indices have been brought against

Notes (Continued)
us and others. We are currently a defendant in federal court in New York based on an allegation of manipulation of the NYMEX gas market. We are also a defendant in class actions in federal court in Nevada alleging that we manipulated gas prices for direct purchasers of gas in California and in state court in California alleging that we manipulated prices for indirect purchasers of gas in California. Separate cases have also been filed against us in California on behalf of certain individual gas users. We are also a defendant in class action litigation in Kansas and Tennessee brought on behalf of indirect purchasers of gas in those states. Each of these cases is in the early stages of discovery. Settlement discussions regarding certain of these matters have occurred. For the collective proceedings involving this matter and based on discussions to date with respective parties, we believe it is reasonably possible that penalties or settlements could result in a range of exposure estimated to be $60 million to $75 million in addition to amounts accrued at September 30, 2005.
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
Mobile Bay expansion
     On December 3, 2002, an administrative law judge at the FERC issued an initial decision in Transco’s general rate case which, among other things, rejected the recovery of the costs of Transco’s Mobile Bay expansion project from its shippers on a “rolled-in” basis and found that incremental pricing for the Mobile Bay expansion project is just and reasonable. The administrative law judge’s initial decision is subject to review by the FERC. On March 26, 2004, the FERC issued an Order on Initial Decision in which it reversed certain parts of the administrative law judge’s holding and accepted Transco’s proposal for rolled-in rates. Power holds long-term transportation capacity on the Mobile Bay expansion project. If the FERC had adopted the decision of the administrative law judge on the pricing of the Mobile Bay expansion project and also required that the decision be implemented effective September 1, 2001, Power could have been subject to surcharges of approximately $73 million, excluding interest, through September 30, 2005, in addition to increased costs going forward. On April 26, 2004, several parties, including Transco, filed requests for rehearing of the FERC’s March 26, 2004 order. On August 5, 2005, the FERC issued an order denying the rehearing requests challenging the FERC’s acceptance of Transco’s proposal for rolled-in rates. Certain parties have filed appeals in federal court seeking to have the FERC’s ruling on this issue overturned.
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
Environmental matters
Continuing operations
     Since 1989, our Transco subsidiary has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of its sites. Transco has identified polychlorinated biphenyl (PCB) contamination in compressor systems, soils and related properties at certain compressor station sites. Transco has also been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, Transco commenced negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. The costs of any such remediation will depend upon the scope of the remediation. At September 30, 2005, Transco had

Notes (Continued)
accrued liabilities of $21 million related to PCB contamination, potential mercury contamination, and other toxic and hazardous substances. Transco has been identified as a potentially responsible party at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, Transco has estimated its aggregate exposure for remediation of these sites to be less than $500,000, which is included in the environmental accrual discussed above.
     We also accrue environmental remediation costs for our natural gas gathering and processing facilities, primarily related to soil and groundwater contamination. At September 30, 2005, we had accrued liabilities totaling approximately $8 million for these costs.
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
Agrico
     In connection with the 1987 sale of the assets of Agrico Chemical Company, we agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations to the extent such costs exceed a specified amount. At September 30, 2005, we had accrued liabilities of approximately $11 million for such excess costs.
     We are also in discussions with defendants involved in two class action damages lawsuits involving this former chemical fertilizer business. Settlement among those defendants was judicially approved in October 2004. We were not a named defendant in the settled lawsuits, but have contractual obligations to participate with the named defendants in the ongoing environmental remediation. One defendant has filed a Motion to Compel us to participate in arbitration regarding the contractual obligations. A hearing was held on that Motion on September 2, 2004, and the judge ordered the Motion to Compel and subsequent issues severed from the class action. Our efforts to remove the severed case to the United States District Court for the Northern District of Florida in Pensacola were unsuccessful. On September 8, 2005, we filed our Motion to Dismiss in state court. A status conference with the court is scheduled for November 22, 2005.
Other
     At September 30, 2005, we have accrued environmental liabilities totaling approximately $27 million related primarily to our:
•	potential indemnification obligations to purchasers of our former retail petroleum and refining operations;

•	former propane marketing operations, bio-energy facilities, petroleum products and natural gas pipelines;

•	discontinued petroleum refining facilities; and

•	former exploration and production and mining operations.

Notes (Continued)
     These costs include certain conditions at specified locations related primarily to soil and groundwater contamination and any penalty assessed on Williams Refining & Marketing, L.L.C. (Williams Refining) associated with noncompliance with the EPA’s National Emission Standards for Hazardous Air Pollutants (NESHAP). In 2002, Williams Refining submitted to the EPA a self-disclosure letter indicating noncompliance with those regulations. This unintentional noncompliance had occurred due to a regulatory interpretation that resulted in under-counting the total annual benzene level at Williams Refining’s Memphis refinery. Also in 2002, the EPA conducted an all-media audit of the Memphis refinery. On August 25, 2004, Williams Refining and the new owner of the Memphis refinery met with the EPA and the DOJ to discuss alleged violations and proposed penalties due to noncompliance issues identified in the report, including the benzene NESHAP issue. Discussion between the EPA, the DOJ and Williams Refining to resolve the allegations of noncompliance are ongoing. In connection with the sale of the Memphis refinery in March 2003, we also have certain indemnification obligations to the purchaser.
     In January 2004, the Oklahoma Department of Environmental Quality (ODEQ) issued a NOV alleging various air permit violations associated with our operation of the Dry Trail gas processing plant prior to our sale of the facility. The NOV was issued to WFS and the purchaser of the plant. On April 14, 2005, the ODEQ issued a letter to the current Dry Trail plant owners assessing a penalty under the NOV of approximately $750,000. The current owner has asserted an indemnification claim to us for payment of the penalty. We are analyzing the proposed penalty and are in the process of negotiating a resolution with the current plant owner and the ODEQ.
     In November, 2004, our Gulf Liquids subsidiary initiated a self-audit of all environmental conditions (air, water, waste) at three facilities: Geismar, Sorrento, and Chalmette, Louisiana. The audit revealed numerous infractions of Louisiana environmental regulations and resulted in a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ). No specific penalty amount was assessed. Instead, LDEQ was required by Louisiana law to demand a profit and loss statement to determine the financial benefit obtained by non-compliance and to assess a penalty accordingly. Gulf Liquids offered $91,500 as a single, final, global multi-media settlement. Subsequent negotiations have resulted in a revised offer of $109,000, which LDEQ is currently reviewing.
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
Other legal matters
Royalty indemnifications
     In connection with agreements to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties that the producers may be required to pay as a result of such settlements. Transco, through its agent, Power, continues to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions that have no carrying value. Producers have received certain demands and may receive other demands, which could result in claims pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and Transco. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined.

Notes (Continued)
     As a result of these settlements, Transco has been sued by certain producers seeking indemnification from Transco. Transco is currently a defendant in one lawsuit in which a producer has asserted damages, including interest calculated through September 30, 2005, of approximately $10 million. On July 11, 2003, at the conclusion of the trial, the judge ruled in Transco’s favor and subsequently entered a formal judgment. The plaintiff appealed and on October 14, 2005, the appeal was denied.
Will Price (formerly Quinque)
     On June 8, 2001, fourteen of our entities were named as defendants in a nationwide class action lawsuit that had been pending against other defendants, generally pipeline and gathering companies, since 2000. The plaintiffs allege that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. After the court denied class action certification and while motions to dismiss for lack of personal jurisdiction were pending, the court granted the plaintiffs’ motion to amend their petition on July 29, 2003. The fourth amended petition, which was filed on July 29, 2003, deletes all of our defendants except two Midstream subsidiaries. All defendants have opposed class certification, and a hearing on plaintiffs’ second motion to certify the class was held on April 1, 2005. We anticipate receiving a decision in late 2005.
Grynberg
     In 1998, the DOJ informed us that Jack Grynberg, an individual, had filed claims on behalf of himself and the federal government, in the United States District Court for the District of Colorado under the False Claims Act against us and certain of our wholly owned subsidiaries. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees, and costs. In connection with our sales of Kern River Gas Transmission and Texas Gas Transmission Corporation, we agreed to indemnify the purchasers for any liability relating to this claim, including legal fees. The maximum amount of future payments that we could potentially be required to pay under these indemnifications depends upon the ultimate resolution of the claim and cannot currently be determined. Grynberg has also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. On April 9, 1999, the DOJ announced that it was declining to intervene in any of the Grynberg qui tam cases, including the action filed in federal court in Colorado against us. On October 21, 1999, the Panel on Multi-District Litigation transferred all of the Grynberg qui tam cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. Grynberg’s measurement claims remain pending against us and the other defendants; the court previously dismissed Grynberg’s royalty valuation claims. The defendants filed a number of joint motions to dismiss Grynberg’s claims on subject matter jurisdictional bases. In May 2005, the court-appointed special master entered a report which recommended that the claims against our Gas Pipeline and Midstream subsidiaries be dismissed but upheld the claims against our Exploration & Production subsidiaries against our jurisdictional challenge. The District Court is in the process of considering whether to affirm or reject the special master’s recommendations and has scheduled oral argument for December 9, 2005.
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

Notes (Continued)
Securities class actions
     Numerous shareholder class action suits have been filed against us in the United States District Court for the Northern District of Oklahoma. The majority of the suits allege that we and co-defendants, WilTel Communications (WilTel), previously an owned subsidiary known as Williams Communications, and certain corporate officers, have acted jointly and separately to inflate the stock price of both companies. Other suits allege similar causes of action related to a public offering in early January 2002, known as the FELINE PACS offering. These cases were filed against us, certain corporate officers, all members of our board of directors and all of the offerings’ underwriters. WilTel is no longer a defendant as a result of its bankruptcy. These cases have all been consolidated and an order has been issued requiring separate amended consolidated complaints by our equity holders and WilTel equity holders. The underwriter defendants have requested indemnification and defense from these cases. If we grant the requested indemnifications to the underwriters, any related settlement costs will not be covered by our insurance policies. We are currently covering the cost of defending the underwriters. The amended complaint of the WilTel securities holders was filed in September 2002, and the amended complaint of our securities holders was filed in October 2002. This amendment added numerous claims related to Power. Defendants moved to dismiss the complaints and the Court largely denied the motions. The parties are currently engaged in discovery. On April 2, 2004, the lead plaintiff for the purported class of our securities holders filed a partial motion for summary judgment with respect to certain disclosures made in connection with our public offerings during the class period. That lead plaintiff subsequently filed to withdraw from the proceeding and a process was held to determine the lead plaintiff. This process has concluded with the appointment of a new lead plaintiff and lead counsel and the motion for summary judgment is no longer being pursued. The appointment of a new lead plaintiff also resulted in a revised schedule with a trial date currently set for August 16, 2006. Derivative shareholder suits have been filed in state court in Oklahoma all based on similar allegations. The state court approved motions to consolidate and to stay these Oklahoma suits pending action by the federal court in the shareholder suits. We have directors and officers insurance which we believe provides coverage for these claims, but there can be no assurance that the ultimate resolution of this litigation will not include some amount outside of insurance coverage.
     In addition, four class action complaints were filed against us, the members of our Board of Directors and members of our benefits and investment committees under the Employee Retirement Income Security Act (ERISA) by participants in our 401(k) plan. In September 2005, the parties agreed to settle these consolidated matters for $55 million. Of this amount, we will pay $5 million, which has been accrued, and our insurance carriers will pay $50 million. This settlement received preliminary court approval on September 28, 2005. A fairness hearing is scheduled for November 16, 2005. The U.S. Department of Labor was also independently investigating our employee benefit plans but communicated its decision on November 1, 2005, to close its investigation of the 401(k) plan’s stock investments.
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

Notes (Continued)
2005. We continue to believe that the return position of the partnership is with merit. However, it is reasonably possible that the Tax Court could render an unfavorable decision that could ultimately result in estimated income taxes and interest of up to approximately $115 million in excess of the amount currently accrued.
TAPS Quality Bank
     One of our subsidiaries, Williams Alaska Petroleum, Inc. (WAPI), is actively engaged in administrative litigation being conducted jointly by the FERC and the Regulatory Commission of Alaska (RCA) concerning the Trans-Alaska Pipeline System (TAPS) Quality Bank. Primary issues being litigated include the appropriate valuation of the naphtha, heavy distillate, vacuum gas oil and residual product cuts within the TAPS Quality Bank as well as the appropriate retroactive effects of the determinations. Due to the sale of WAPI’s interests on March 31, 2004, no future Quality Bank liability will accrue but we are responsible for any liability that existed as of that date including potential liability for any retroactive payments that might be awarded in these proceedings for the period prior to March 31, 2004. The FERC and RCA presiding administrative law judges rendered their joint and individual initial decisions during the third quarter of 2004. The initial decisions set forth methodologies for determining the valuations of the product cuts under review and also approved the retroactive application of the approved methodologies for the heavy distillate and residual product cuts. Based on our computation and assessment of ultimate ruling terms that would be considered probable, we recorded an accrual of approximately $134 million in the third quarter of 2004. Additional interest on the Quality Bank accrual is being accrued each quarter. Because the application of certain aspects of the initial decisions are subject to interpretation, we have calculated the reasonably possible impact of the decisions, if fully adopted by the FERC and RCA, to result in additional exposure to us of approximately $32 million more than we have accrued at September 30, 2005.
     On October 20, 2005, the FERC and the RCA issued substantially similar orders regarding the initial decisions. Consistent with the 2005 Highway Reauthorization Bill enacted on August 10, 2005, the two orders eliminate our retroactive exposure for refunds prior to February 1, 2000. The orders also generally affirm the initial decisions except for some modifications to the residual product cuts valuation methodology. We are evaluating the impact of the orders on our retroactive liability as well as the residual product cuts valuation changes. Although the exact impact of the orders is not known at this time, and based on the orders as written we believe the overall impact of the change in retroactive periods precludes our previously disclosed concerns for reasonably possible exposure for amounts in addition to those currently accrued. Requests for rehearing are due within 30 days of the issuance of the FERC order and within 15 days of the issuance of the RCA order. We expect the filing of rehearing requests at the FERC and subsequent appeals to the Circuit Court.
Deepwater construction litigation
     In a lawsuit pending in federal court in Houston, Texas, Technip Offshore, Inc., is seeking approximately $8.6 million from two of our subsidiaries. The suit alleges that we breached a contract for the construction of deepwater export pipelines connected to the Devils Tower Spar in the Gulf of Mexico. We have filed counterclaims seeking $4.2 million in liquidated delay damages. Each party has posted a letter of credit covering the value of the claims pending against it.
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
Redondo Beach taxes
     On February 5, 2005, Power received a tax assessment letter, addressed to AES Redondo Beach, L.L.C. and Power, from the city of Redondo Beach, California, in which the city asserted that approximately $33 million in back taxes and approximately $39 million in interest and penalties are owed related to natural gas used at the generating facility operated by AES Redondo Beach. On the same date, Power was served with a subpoena from the

Notes (Continued)
city related to the tax assessment. During July 2005, the city held hearings on this matter. On September 23, 2005, the tax administrator for the city issued a decision in which he found Power jointly and severally liable with AES Redondo Beach for back taxes of approximately $36 million and interest and penalties of approximately $21 million. Both Power and AES Redondo Beach have filed notices of appeal which will be heard at the city level. We believe that under Power’s tolling agreement related to the Redondo Beach generating facility, AES Redondo Beach is responsible for taxes of the nature asserted by the city.
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
Gulf Liquids litigation
     Gulf Liquids contracted with Gulsby Engineering Inc. (Gulsby) and Gulsby-Bay for the construction of certain gas processing plants in Louisiana. National American Insurance Company (NAICO) and American Home Assurance Company provided payment and performance bonds for the projects. Gulsby and Gulsby-Bay defaulted on the construction contracts. In the fall of 2001, the contractors, sureties, and Gulf Liquids filed multiple cases in Louisiana and Texas. In January 2002, NAICO filed a Plea in Intervention and Third Party Petition adding Gulf Liquids’ co-venturer Power to the suits as a third-party defendant. Gulf Liquids has asserted claims against the contractors and sureties for, among other things, breach of contract requesting contractual and consequential damages from $40 million to $80 million, any of which is subject to a sharing arrangement with XL Insurance Company. The contractors and sureties are asserting both contract and tort claims, some of which appear to be duplicative, against Gulf Liquids, Power and others. The requested contractual and extra-contractual damages range from $20 million to $90 million.
     The cases filed in Harris County, Texas, have been consolidated. Various motions for summary judgment are pending before the court. Depending in part on the resolution of these various motions, it is reasonably possible that the contractors and sureties might be awarded damages against us in these various cases for an amount up to $25 million. Trial in the Harris County cases is set for March 27, 2006.
Other divestiture indemnifications
     Pursuant to various purchase and sale agreements relating to divested businesses and assets, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, environmental matters, right of way and other representations that we have provided. At September 30, 2005, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on results of operations in the period in which the claim is made.
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

Notes (Continued)
Commitments
     Power has entered into certain contracts giving it the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are currently in operation throughout the continental United States. At September 30, 2005, Power’s estimated committed payments under these contracts range from approximately $402 million to $420 million annually through 2014 and decline over the remaining eight years to $57 million in 2022. Total committed payments under these contracts over the next eighteen years are approximately $5.9 billion.
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
     A foreign bank is a defendant in litigation related to a loan they provided to us. We have repaid the loan and indemnified the bank for legal fees and potential losses that may result from this litigation. We are unable to determine the maximum amount of future payments that we could be required to pay as it is dependent upon the ultimate resolution of the claim. However, we believe the probability is remote that a judgment will be entered against the bank that we will have to pay. The carrying value of this guarantee is $0.1 million at September 30, 2005.
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
     We have provided guarantees in the event of nonpayment by WilTel on certain lease performance obligations that extend through 2042 and have a maximum exposure of approximately $48 million at September 30, 2005. Our exposure declines systematically throughout the remaining term of WilTel’s obligations. The carrying value of these guarantees is approximately $43 million at September 30, 2005.
     We have provided guarantees on behalf of certain entities in which we have an equity ownership interest. These generally guarantee operating performance measures and the maximum potential future exposure cannot be determined. There are no expiration dates associated with these guarantees. No amounts have been accrued at September 30, 2005.
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
     We have guaranteed the performance of a former subsidiary of our wholly-owned subsidiary MAPCO Inc., under a coal supply contract. This guarantee was granted by MAPCO Inc. upon the sale of its former subsidiary to a third-party in 1996. The guaranteed contract provides for an annual supply of a minimum of 2.25 million tons of coal. Our potential exposure is dependent on the difference between current market prices of coal and the pricing

Notes (Continued)
terms of the contract, both of which are variable, and the remaining term of the contract. Given the variability of the terms, the maximum future potential payments cannot be determined. We believe that our likelihood of performance under this guarantee is remote. In the event we are required to perform, we are fully indemnified by the purchaser of MAPCO Inc.’s former subsidiary. This guarantee expires in December 2010 and has no carrying value.
13. Comprehensive income (loss)
     Comprehensive income (loss) is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Net income	$4.4	$98.6	$246.8	$90.3
Other comprehensive income (loss):
Net realized losses on securities	—	—	—	3.0
Unrealized losses on derivative instruments	(390.3)	(227.9)	(663.2)	(496.3)
Net reclassification into earnings of derivative instrument losses	65.2	52.4	187.7	150.4
Foreign currency translation adjustments	14.7	18.3	9.6	6.8
Minimum pension liability adjustment	.8	(.3)	.8	.4

Other comprehensive loss before taxes	(309.6)	(157.5)	(465.1)	(335.7)
Income tax benefit on other comprehensive loss	124.4	66.7	181.9	130.4

Other comprehensive loss	(185.2)	(90.8)	(283.2)	(205.3)

Comprehensive income (loss)	$(180.8)	$7.8	$(36.4)	$(115.0)

     Unrealized losses on derivative instruments represents changes in the fair value of certain derivative contracts that have been designated as cash flow hedges. The net unrealized losses at September 30, 2005, includes net unrealized losses on forward power purchases and sales of approximately $523 million and net unrealized losses on forward natural gas purchases and sales of approximately $140 million. The increases in these losses in third-quarter 2005 are due to increases in the prices of these commodities.
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

			Exploration	Midstream
		Gas	&	Gas &
	Power	Pipeline	Production	Liquids	Other	Eliminations	Total
	(Millions)
Three months ended September 30, 2005
Segment revenues:
External	$2,043.4	$344.3	$(52.0)	$744.5	$2.1	$—	$3,082.3
Internal	199.5	1.5	370.4	10.2	4.2	(585.8)	—

Total segment revenues	$2,242.9	$345.8	$318.4	$754.7	$6.3	$(585.8)	$3,082.3

Segment profit (loss)	$(226.4)	$161.1	$158.8	$121.1	$(10.1)	$—	$204.5
Less:
Equity earnings (losses)	1.0	17.0	5.8	3.2	(9.4)	—	17.6

Segment operating income (loss)	$(227.4)	$144.1	$153.0	$117.9	$(0.7)	$—	186.9

General corporate expenses							(42.8)

Consolidated operating income							$144.1

Three months ended September 30, 2004
Segment revenues:
External	$2,338.8	$318.1	$(22.2)	$738.2	$2.3	$—	$3,375.2
Internal	249.9	2.9	231.5	11.8	4.4	(500.5)	—

Total segment revenues	2,588.7	321.0	209.3	750.0	6.7	(500.5)	3,375.2

Less intercompany interest rate swap loss	(15.5)	—	—	—	—	15.5	—

Total revenues	$2,604.2	$321.0	$209.3	$750.0	$6.7	$(516.0)	$3,375.2

Segment profit	$109.3	$148.8	$70.1	$105.4	$2.4	$—	$436.0
Less:
Equity earnings (losses)	.6	11.4	2.6	1.4	(.1)	—	15.9
Intercompany interest rate swap loss	(15.5)	—	—	—	—	—	(15.5)

Segment operating income	$124.2	$137.4	$67.5	$104.0	$2.5	$—	435.6

General corporate expenses							(24.1)

Consolidated operating income							$411.5

			Exploration	Midstream
		Gas	&	Gas &
	Power	Pipeline	Production	Liquids	Other	Eliminations	Total
	(Millions)
Nine months ended September 30, 2005
Segment revenues:
External	$5,682.4	$1,029.4	$(120.3)	$2,309.5	$6.5	$—	$8,907.5
Internal	624.8	8.7	969.2	32.3	12.9	(1,647.9)	—

Total segment revenues	$6,307.2	$1,038.1	$848.9	$2,341.8	$19.4	$(1,647.9)	$8,907.5

Segment profit (loss)	$(187.3)	$493.0	$380.8	$358.8	$(74.7)	$—	$970.6
Less:
Equity earnings (losses)	3.0	36.3	12.9	14.4	(21.5)	—	45.1
Income (loss) from investments	—	—	—	.7	(49.1)	—	(48.4)

Segment operating income	$(190.3)	$456.7	$367.9	$343.7	$(4.1)	$—	973.9

General corporate expenses							(106.3)

Consolidated operating income							$867.6

Nine months ended September 30, 2004
Segment revenues:
External	$6,561.4	$999.3	$(56.3)	$1,985.5	$7.2	$—	$9,497.1
Internal	655.8	11.7	619.8	30.0	19.1	(1,336.4)	—

Total segment revenues	7,217.2	1,011.0	563.5	2,015.5	26.3	(1,336.4)	9,497.1

Less intercompany interest rate swap loss	(16.6)	—	—	—	—	16.6	—

Total revenues	$7,233.8	$1,011.0	$563.5	$2,015.5	$26.3	$(1,353.0)	$9,497.1

Segment profit (loss)	$121.1	$429.0	$164.9	$314.0	$(20.6)	$—	$1,008.4
Less:
Equity earnings (losses)	.4	20.4	8.7	9.1	(.4)	—	38.2
Loss from investments	—	(1.0)	—	(.3)	(17.3)	—	(18.6)
Intercompany interest rate swap loss	(16.6)	—	—	—	—	—	(16.6)

Segment operating income (loss)	$137.3	$409.6	$156.2	$305.2	$(2.9)	$—	1,005.4

General corporate expenses							(84.5)

Consolidated operating income							$920.9

Notes (Continued)
14. Segment disclosures (Continued)
     The following table reflects total assets by reporting segment.

	Total Assets
	September 30, 2005	December 31, 2004
	(Millions)
Power (1)	$18,365.2	$8,204.1
Gas Pipeline	7,487.8	7,651.8
Exploration & Production	6,584.6	5,576.4
Midstream Gas & Liquids	4,666.3	4,211.7
Other	3,576.7	3,584.0
Eliminations	(7,037.6)	(5,248.6)

	33,643.0	23,979.4
Discontinued operations	12.8	13.6

Total	$33,655.8	$23,993.0

(1)	The increase in Power’s total assets is due primarily to an increase in derivative assets as a result of increases in natural gas prices on existing forward gas purchase derivative contracts and increases in power prices. The recent price increases were primarily driven by the recent hurricanes.
15. Recent accounting standards
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will be applied prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. The Statement amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of certain costs and the allocation of overhead costs. We are assessing the impact of this Statement on our Consolidated Financial Statements and believe the effect will not be material.
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

Notes (Continued)
     In April 2005, the FASB staff issued FSP FAS 19-1, “Accounting for Suspended Well Costs.” This FSP amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” as it pertains to capitalizing the costs of drilling exploratory wells pending determination of whether the well has found proved reserves. FSP FAS 19-1 provides that exploratory well costs should continue to be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operational viability of the project. This FSP is effective beginning in the third quarter of 2005 and did not have a material impact on our consolidated financial position and results of operations.
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
     On June 30, 2005, the FERC issued an order, “Accounting for Pipeline Assessment Cost,” to be effective January 1, 2006. The order requires companies to expense certain assessment costs that we have historically capitalized. In September 2005, the FERC denied the Interstate Natural Gas Association of America’s filing for rehearing of this order. We anticipate expensing approximately $27 million to $35 million in 2006 that previously would have been capitalized.

Notes (Continued)
     In September 2005, the FASB ratified EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The consensus states that two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined as a single exchange transaction for purposes of applying APB Opinion No. 29. A nonmonetary exchange of inventory within the same line of business where finished goods inventory is transferred in exchange for the receipt of raw materials or work in process inventory should be recognized at fair value by the entity transferring the finished goods inventory if fair value is determinable within reasonable limits and the transaction has commercial substance. All other nonmonetary exchanges of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. The Issue should be applied to new arrangements entered into, or modifications or renewals of existing arrangements, commencing with the first reporting period beginning after March 15, 2006. We will apply this Issue beginning in the second quarter of 2006. We have yet to assess the impact of this Issue on our consolidated financial statements.

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
     On May 2, 2005, Williams Partners L.P. filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of five million common units, representing limited partnership interests in Williams Partners L.P., plus an option for the underwriters to purchase up to an additional 750,000 common units. On August 23, 2005, Williams Partners L.P. completed its initial public offering of five million common units at a price of $21.50 per unit. The underwriters also fully exercised their option to purchase an additional 750,000 common units at the same price. Upon completion of the transaction, we held approximately 60 percent of the interests in Williams Partners L.P.
     In July 2005, our Board of Directors approved a regular quarterly dividend of 7.5 cents per share of common stock, which reflects an increase of 50 percent compared with the 5 cents per share paid in each of the three prior quarters. This is the second increase in our dividend over the past year.
     During third-quarter 2005, certain Gulf Coast area operations were interrupted by hurricanes. The impact of these hurricanes included temporary shutdowns as well as varying levels of damage. The overall impact is not expected to be material to our financial position.
     In September 2005, we reached an agreement to settle litigation filed in 2002 under the Employee Retirement Income Security Act. The settlement, which is subject to court approval and certain other conditions, provides for us to pay $55 million to plaintiffs, of which $50 million is covered and will be paid by insurance.
     In September 2005, we increased our liquidity by obtaining a total of $700 million of capacity in two five-year unsecured credit facilities. See Note 10 of Notes to Consolidated Financial Statements for further information.

Management’s Discussion and Analysis (Continued)
General
     In accordance with the provisions related to discontinued operations within SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements and notes in Item 1 reflect the results of operations, financial position and cash flows of the following components as discontinued operations (see Note 5 of Notes to Consolidated Financial Statements):
•	refining, retail and pipeline operations in Alaska, part of the previously reported Petroleum Services segment; and

•	our straddle plants in western Canada, previously part of the Midstream segment.
     During fourth-quarter 2004, we reclassified the operations of Gulf Liquids to continuing operations within our Midstream segment in accordance with EITF 03-13, which was issued in the fourth quarter of 2004. Under the provisions of EITF 03-13, Gulf Liquids activities no longer qualified for reporting as discontinued operations based on management’s expectation that we will continue to have significant commercial activity with the disposed entity. The operations of Gulf Liquids were reclassified to continuing operations within our Midstream segment. All periods presented reflect this reclassification.
     At December 31, 2004, all of the assets and liabilities of Gulf Liquids, which are not material to our Consolidated Balance Sheet, were classified as held for sale and included in Other current assets and deferred charges and Accrued liabilities. During second-quarter 2005, we decided to retain a portion of the Gulf Liquids operations and reclassified certain of the assets and liabilities from held for sale to held for use. The sale of the remaining assets held for sale closed on July 15, 2005.
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
Results of operations
Consolidated overview
     The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

Management’s Discussion and Analysis (Continued)

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
			from			from
	2005	2004	2004 (1)	2005	2004	2004 (1)
	(Millions)			(Millions)
Revenues	$3,082.3	$3,375.2	-9%	$8,907.5	$9,497.1	-6%
Costs and expenses:
Costs and operating expenses	2,826.2	2,855.9	+1%	7,708.1	8,208.2	+6%
Selling, general and administrative expenses	90.6	89.4	-1%	226.8	257.7	+12%
Other (income) expense — net	(21.4)	(5.7)	NM	(1.3)	25.8	NM
General corporate expenses	42.8	24.1	-78%	106.3	84.5	-26%

Total costs and expenses	2,938.2	2,963.7		8,039.9	8,576.2

Operating income	144.1	411.5		867.6	920.9
Interest accrued — net	(164.2)	(196.3)	+16%	(491.0)	(657.2)	+25%
Interest rate swap loss	—	(4.0)	+100%	—	(5.3)	+100%
Investing income	31.1	9.2	NM	44.9	31.2	+44%
Early debt retirement costs	—	(155.1)	+100%	—	(252.4)	+100%
Minority interest in income of consolidated subsidiaries	(6.8)	(5.2)	-31%	(16.8)	(16.0)	-5%
Other income (expense) — net	(1.1)	4.7	NM	12.5	19.6	-36%

Income from continuing operations before income taxes	3.1	64.8		417.2	40.8
Provision (benefit) for income taxes	(2.6)	48.6	NM	168.6	43.1	NM

Income (loss) from continuing operations	5.7	16.2		248.6	(2.3)
Income (loss) from discontinued operations	(1.3)	82.4	NM	(1.8)	92.6	NM

Net income	$4.4	$98.6		$246.8	$90.3

(1)	+ = Favorable Change; — = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Three months ended September 30, 2005 vs. three months ended September 30, 2004
     The $292.9 million decrease in Revenues is due primarily to decreased revenues at Power resulting primarily from an unfavorable change in net forward unrealized mark-to-market gains (losses) and the absence of crude and refined products activity. The absence of crude and refined products activity is due to the sale of the crude and refined products business in 2004. Partially offsetting the decrease at Power is an increase in revenues at Exploration & Production associated with increased volumes and higher commodity prices.
     The $29.7 million decrease in Costs and operating expenses is due primarily to decreased costs and operating expenses at Power, partially offset by increased depreciation, depletion and amortization expense, and gas management expenses in support of increased production at Exploration & Production. The decrease at Power is due primarily to the absence of crude and refined product costs in 2005.
     Other (income) expense - net, within operating income, in third-quarter 2005 includes a $21.7 million gain on sale of certain natural gas properties at Exploration & Production.
     The $18.7 million increase in General corporate expenses is due primarily to $13.8 million of expense related to the settlement of certain insurance coverage issues with an insurer that had underwritten portions of the fiduciary insurance applicable to our pending ERISA litigation and the directors and officers insurance applicable to our pending securities litigation. Increased outside legal costs associated with ongoing claims also contributed to the increase.
     The $32.1 million decrease in Interest accrued - net is due primarily to lower average borrowing levels in third-quarter 2005 as compared to third-quarter 2004.
     In 2004, we entered into interest rate swaps with external counterparties primarily in support of the energy-trading portfolio. We terminated all interest-rate derivatives in the fourth quarter of 2004. The change in fair market value of these swaps was $4 million unfavorable for the third quarter of 2004.

Management’s Discussion and Analysis (Continued)
     The $21.9 million increase in Investing income is due primarily to:
•	the absence in 2005 of a $15.7 million impairment of a cost-based international investment recognized in 2004;

•	$5.4 million and $3.2 million higher equity earnings from our investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream) and an international investment, respectively; and

•	a $3.0 million gain on the sale of a cost-based international investment.
     Partially offsetting these increases is $8.9 million of higher equity losses related to Longhorn third-quarter operations.
     Early debt retirement costs for 2004 includes premiums, fees and expenses related to the cash tender offer and consent solicitations that we completed in the third quarter.
     The decrease in Other income (expense) - net is due primarily to a $5 million expense related to a settlement on ERISA litigation.
     Provision (benefit) for income taxes was favorable by $51.2 million due primarily to lower pre-tax income in third-quarter 2005 and favorable adjustments associated with certain tax settlements. The effective income tax rate benefit for 2005 is less than the federal statutory rate due primarily to the effect of income tax settlements that resulted in a reduction of an accrual for income tax contingencies and net foreign operations. Partially offsetting these variances are state income taxes and an increase in the valuation allowance. The effective income tax rate for third-quarter 2004 is greater than the federal statutory rate due primarily to the effect of state income taxes, net foreign operations and nondeductible expenses.
     Income (loss) from discontinued operations in third-quarter 2004 is composed of a gain on sale of Canadian straddle plants of $189.8 million coupled with third-quarter Canadian straddle plant income of $5.4 million. Partially offsetting this is a Quality Bank litigation accrual of $134.4 million.
Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
     The $589.6 million decrease in Revenues is due primarily to decreased revenues at Power primarily resulting from the absence of crude and refined products activity, lower power sales volumes, and reduced net forward unrealized mark-to-market gains. Partially offsetting the decrease at Power was an increase in revenues at Midstream associated with favorable commodity prices and at Exploration & Production due to higher commodity prices and increased volumes.
     The $500.1 million decrease in Costs and operating expenses is due primarily to decreased costs at Power resulting primarily from the absence of crude and refined products costs and lower power purchase volumes, partially offset by increased commodity costs at Midstream. Additional offsets include increased depreciation, depletion and amortization expense, gas management expenses and higher operating taxes as a result of increased production at Exploration & Production.
     The $30.9 million decrease in selling, general and administrative (SG&A) expenses is due primarily to a $17.1 million reduction to expense to record the cumulative impact of a correction of an error attributable to the periods 2003 and 2004, lower reimbursable costs (offset in revenues), and accounting corrections at Transco related to prior period overstatements.
     Other (income) expense - net, within operating income, in 2005 includes the following significant items:
•	a $13.5 million accrual for litigation contingencies at Power;

•	a $4.6 million accrual for a regulatory settlement at Power;

•	$29.6 million of gains on sale of certain natural gas properties at Exploration & Production; and

•	a $4 million write-off of project costs in our Other segment.

Management’s Discussion and Analysis (Continued)
     Other (income) expense - net, within operating income, in 2004 includes the following significant items:
•	an $11.3 million loss provision related to an ownership dispute on prior period production included at Exploration & Production;

•	a $9 million write-off of previously capitalized costs on an idled segment of Northwest Pipeline’s system; and

•	a $6.1 million charge for fees related to the sale of receivables to Bear Stearns.
     The $21.8 million increase in General corporate expenses is due primarily to $13.8 million of expense related to the settlement of certain insurance coverage issues and increased outside legal costs, both of which were previously discussed.
     The $166.2 million decrease in Interest accrued - net is due primarily to lower average borrowing levels in 2005 as compared to 2004.
     In 2004, we entered into interest rate swaps with external counterparties primarily in support of the energy-trading portfolio. We terminated all interest-rate derivatives in the fourth quarter of 2004. The change in fair market value of these swaps was $5.3 million unfavorable for the nine months ended September 30, 2004.
     The $13.7 million increase in Investing income is due primarily to:
•	$16.1 million and $4.2 million higher equity earnings from Gulfstream and an international investment, respectively;

•	the absence in 2005 of a $15.7 million impairment of a cost-based international investment recognized in 2004;

•	$9.3 million of income from certain cost-based investments;

•	an $8.6 million gain on the sale of our remaining interests in the MAPL and Seminole assets;

•	the absence in 2005 of $6.5 million net unreimbursed Longhorn recapitalization advisory fees recognized in 2004; and

•	reduced 2005 impairments of cost-based investments of $5.5 million.
Offsetting these increases is a $38.3 million larger Longhorn investment impairment in 2005 than in 2004, and $21.1 million of higher equity losses related to Longhorn in 2005.
     Early debt retirement costs for 2004 includes premiums, fees and expenses related to the debt repurchase and consent solicitations completed in the second quarter, and the third-quarter cash tender offer.
     The decrease in Other income (expense) - net is due primarily to a $5 million expense related to a settlement on ERISA litigation.
     Provision (benefit) for income taxes was unfavorable by $125.5 million due primarily to higher pre-tax income in 2005. The effective income tax rate for 2005 is greater than the federal statutory rate due primarily to the effect of state income taxes, an increase in the valuation allowance and nondeductible expenses. Partially offsetting these variances are income tax settlements that resulted in a reduction of an accrual for income tax contingencies and net foreign operations. The effective income tax rate for 2004 is greater than the federal statutory rate due primarily to the effect of state income taxes, net foreign operations, nondeductible expenses and an accrual for income tax contingencies.
     Income (loss) from discontinued operations in 2004 is composed of gains on the sales of the Canadian straddle plants and the Alaska refinery of $189.8 million and $3.7 million, respectively, as well as $22 million in income from our Canadian straddles discontinued operation. Partially offsetting these is a $134.4 million Quality Bank litigation accrual.

Management’s Discussion and Analysis (Continued)
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
Power
Overview of nine months ended September 30, 2005
     Power’s operating results in the first nine months of 2005 were significantly influenced by the effect of cash flow hedge accounting and price changes on power and natural gas derivative contracts that do not qualify for hedge accounting. In fourth-quarter 2004, Power designated a portion of its power and natural gas derivative contracts as cash flow hedges. As such, we were able to defer recognition of unrealized mark-to-market gains in Accumulated other comprehensive loss in 2005. Similar unrealized gains were recorded to earnings prior to the application of hedge accounting, resulting in net gains in 2004. The effect of mild weather in California, Hurricane Katrina, an outage at an electric generation facility, and litigation contingencies also influenced segment profit in the first nine months of 2005.
     In the first nine months of 2005, Power continued to focus on its objectives of minimizing financial risk, maximizing cash flow, meeting contractual commitments, executing new contracts to hedge its portfolio and providing functions that support our natural gas businesses.
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

Management’s Discussion and Analysis (Continued)
     Even with the application of hedge accounting, Power’s earnings will continue to reflect mark-to-market volatility from unrealized gains and losses resulting from:
•	market movements of commodity-based derivatives that were held for trading purposes or which did not qualify for hedge accounting; and

•	ineffectiveness of cash flow hedges primarily caused by locational differences between the hedging derivative and the hedged item or changes in the creditworthiness of counterparties.
     The fair value of Power’s tolling, full requirements, transportation, storage and transmission contracts are not reflected in the balance sheet since these contracts are not derivatives. Some of these contracts have a significant negative estimated fair value and could also result in future operating profits or losses as a result of the volatile nature of energy commodity markets. The inability of counterparties to perform under contractual obligations due to their own credit constraints could also affect future results.
Period-over-period results

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Realized revenues	$2,384.0	$2,400.8	$6,205.1	$6,935.8
Net forward unrealized mark-to-market gains (losses)	(141.1)	187.9	102.1	281.4

Segment revenues	2,242.9	2,588.7	6,307.2	7,217.2
Cost of sales	2,445.6	2,457.7	6,405.1	7,015.4

Gross margin	(202.7)	131.0	(97.9)	201.8
Operating expenses	5.3	5.8	17.2	18.4
Selling, general and administrative expenses	21.1	19.3	54.0	55.5
Other income (expense) — net	2.7	3.4	(18.2)	(6.8)

Segment profit (loss)	$(226.4)	$109.3	$(187.3)	$121.1

Three months ended September 30, 2005 vs. three months ended September 30, 2004
     The $345.8 million decrease in revenues includes a $16.8 million decrease in realized revenues and a $329 million unfavorable change in net forward unrealized mark-to-market gains (losses).
     Realized revenues represent 1) revenue from the sale of commodities or completion of energy-related services, and 2) gains and losses from the net financial settlement of derivative contracts. The $16.8 million decrease in realized revenues is primarily due to the absence in third-quarter 2005 of $83 million in crude and refined products realized revenues, partially offset by a $52 million increase in power and natural gas realized revenues and the absence in third-quarter 2005 of a $15 million realized loss from the interest rate portfolio.
     The absence of crude and refined products revenues is due to the sale of the refined products business in 2004. Power and natural gas realized revenues increased primarily due to a 38 percent increase in average natural gas sales prices and a 35 percent increase in average power sales prices primarily caused by the impact of Hurricane Katrina. Largely offsetting the increase in power and natural gas sales prices is a nine percent decrease in natural gas sales volumes and a 24 percent decrease in power sales volumes. Power sales volumes decreased because Power did not replace certain long-term physical contracts that expired or were terminated and as a result of mild weather in California, which resulted in lower demand. The absence of activity in the interest rate portfolio is due to the termination and liquidation of all remaining interest-rate derivatives in fourth-quarter 2004. In third-quarter 2004, a decrease in interest rates caused a realized loss on interest rate derivatives.
     Net forward unrealized mark-to-market gains (losses) represent changes in the fair value of certain derivative contracts with a future settlement or delivery date that have not been designated as cash flow hedges and the impact of the ineffectiveness of cash flow hedges. The $329 million unfavorable change in net forward unrealized gains (losses) is primarily due to a $341 million decrease associated with power and gas contracts partially offset by the absence in 2005 of a $20 million unrealized loss on the interest rate portfolio in 2004. In 2005, an increase in forward natural gas prices caused unrealized losses on the fixed price forward natural gas sales contracts that did not qualify for hedge accounting. The remaining decrease in power and gas reflects the impact of cash flow hedge accounting, which was prospectively applied to certain of Power’s

Management’s Discussion and Analysis (Continued)
forecasted transactions beginning October 1, 2004. Net unrealized gains of $379 million related to the effective portion of the hedges are reported in Accumulated other comprehensive loss in third-quarter 2005. Similar realized gains were recorded to earnings prior to the application of hedge accounting, resulting in net gains in 2004. The absence in 2005 of the unrealized loss on the interest rate portfolio is due to the termination and liquidation of all remaining interest-rate derivatives in fourth-quarter 2004. A decrease in forward interest rates caused unrealized losses in the interest rate portfolio in third-quarter 2004.
     The $12.1 million decrease in Power’s cost of sales is primarily due to the absence in third-quarter 2005 of crude and refined products costs of $97 million partially offset by an increase in power and natural gas costs of $85 million. The absence of crude and refined products costs is due to the sale of the refined products business in 2004. Power and natural gas costs increased primarily due to a 39 percent increase in average natural gas purchase prices and a 47 percent increase in average power purchase prices primarily caused by the impact of Hurricane Katrina. Partially offsetting the increase in power and natural gas costs is a 10 percent decrease in natural gas purchase volumes and a 24 percent decrease in power purchase volumes. Costs in 2005 include approximately $8 million in purchases due to an outage at an electric generating facility that Power has access to via a fuel conversion service agreement, which partially offsets the decrease in costs.
     The $335.7 million change from a segment profit to a segment loss is primarily due to the impact of cash flow hedge accounting and increases in forward natural gas prices, which caused unrealized mark-to-market losses on net sales contracts in 2005 and unrealized mark-to-market gains on net purchase contracts in 2004. Partially offsetting the decrease in segment profit is the absence in 2005 of unrealized and realized losses from the interest rate portfolio, which was liquidated in the fourth quarter of 2004.
Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
     The $910 million decrease in revenues includes a $730.7 million decrease in realized revenues and a $179.3 million decrease in net forward unrealized mark-to-market gains.
     The $730.7 million decrease in realized revenues is primarily due to the absence in 2005 of $470 million crude and refined products realized revenues and a $257 million decrease in power and natural gas realized revenues.
     The absence of crude and refined products revenues is due to the sale of the refined products business in 2004. Power and natural gas realized revenues decreased primarily due to a 29 percent decrease in power sales volumes partially offset by a 20 percent increase in average power and natural gas sales prices. Sales volumes decreased because Power did not replace certain long-term physical contracts that expired or were terminated and as a result of mild weather in California, which resulted in lower demand.
     The $179.3 million decrease in net forward unrealized mark-to-market gains is primarily due to a $211 million decrease associated with power and gas contracts, partially offset by the absence in 2005 of a $38 million unrealized loss on the interest rate portfolio in 2004. The decrease in power and gas primarily results from cash flow hedge accounting, which was prospectively applied to certain of Power’s forecasted transactions beginning October 1, 2004. Net unrealized gains of $607 million related to the effective portion of the hedges are reported in Accumulated other comprehensive loss in 2005. Further contributing to the decrease are increases in forward natural gas prices which caused unrealized mark-to-market losses on net sales contracts in 2005 and unrealized mark-to-market gains on net purchase contracts in 2004. Also in 2005, Power recognized losses of $6.8 million representing a correction of unrealized losses associated with a prior year. The absence in 2005 of the unrealized loss on the interest rate portfolio is due to the termination and liquidation of all remaining interest-rate derivatives in fourth-quarter 2004. A decrease in forward interest rates caused unrealized losses in the interest rate portfolio in the first nine months of 2004.
     The $610.3 million decrease in Power’s cost of sales is primarily due to the absence in 2005 of $484 million of crude and refined products costs and a decrease in power and natural gas costs of $126 million. Crude and refined products costs decreased due to the sale of the refined products business in 2004. Power and natural gas costs decreased primarily due to a 29 percent decrease in power purchase volumes, partially offset by a 29 percent increase in average power purchase prices and a 21 percent increase in average natural gas purchase prices. Costs in 2004 also reflect a $13 million payment made to terminate a non-derivative power sales contract. Costs in 2005 include approximately $8 million in purchases due to an outage at an electric generating facility that Power has access to via a fuel conversion service agreement, which partially offsets the decrease in costs. A 2004 reduction

Management’s Discussion and Analysis (Continued)
to certain contingent loss accruals of $10.4 million associated with power marketing activities in California during 2000 and 2001 also partially offsets the decrease in costs.
     SG&A expenses in 2004 include a $6 million reduction of allowance for bad debts resulting from a 2004 settlement with certain California utilities.
     Other expense — net in 2005 includes a $13.5 million accrual for estimated litigation contingencies and a $4.6 million accrual for a regulatory settlement. Other expense — net in 2004 includes a $6.1 million charge related to the sale of certain receivables to a third party.
     The $308.4 million change from a segment profit to a segment loss is primarily due to the impact of cash flow hedge accounting and increases in forward natural gas prices, which caused unrealized mark-to-market losses on net sales contracts in 2005 and unrealized mark-to-market gains on net purchase contracts in 2004. The $13.5 million accrual in 2005 for litigation contingencies also contributes to the change in segment profit (loss). Partially offsetting the decrease in segment profit is the absence in 2005 of unrealized and realized losses from the interest rate portfolio, which was liquidated in the fourth quarter of 2004.
Gas Pipeline
Overview of nine months ended September 30, 2005
Grays Harbor
     Effective January 2005, Duke Energy Trading and Marketing, L.L.C. (Duke) terminated its firm transportation agreement related to Northwest Pipeline’s Grays Harbor lateral. In January 2005, Duke paid Northwest Pipeline $94 million toward the contractually required termination payment. Duke and Northwest Pipeline have not agreed on the amount of the obligation. Our net book value of the related assets at December 31, 2004, was $88 million. We have deferred the $6 million difference between the proceeds and net book value pending resolution of the disputed termination payment.
     On June 16, 2005, Northwest Pipeline filed a Petition for a Declaratory Order with the FERC requesting that it rule on our interpretation of Northwest Pipeline’s tariff to aid in resolving the dispute with Duke. On July 15, 2005, Duke filed a motion to intervene and provided comments supporting its position concerning the issues in dispute. We anticipate that FERC will rule on Northwest Pipeline’s petition by the end of 2005.
Gulfstream
     In February 2005, Gulfstream placed into service its 110-mile Phase II natural gas pipeline extension, expanding its reach across Florida and facilitating the increase of long-term firm service by 350 million cubic feet per day. In June 2005, Gulfstream commenced incremental natural gas transportation service of 400,000 dekatherms per day (Dth/d) for two major Florida utilities. In August 2005, Gulfstream began providing transportation service of up to 48,000 Dth/d to an additional Florida utility company. With this agreement, Gulfstream’s long-term subscription rate is now approximately 69 percent.
Fuel Tracker Litigation
     In August 2005, pursuant to a settlement agreement, Transco resolved all outstanding issues pertaining to a Fuel Tracker filing involving recovery of amounts of gas purchase costs in prior periods. As a result of this ruling, we recognized income of $14.2 million from the reversal of a liability.
Other
     Operating results for the nine months ended September 30, 2005 include the following.
•	Adjustments of $13 million were recorded, reflected as a $7 million reduction of Cost and operating expenses and a $6 million reduction of SG&A expenses. These credits were corrections of the carrying value of certain liabilities that were recorded in prior periods. Based on a review by management, these liabilities were no longer required.

Management’s Discussion and Analysis (Continued)
•	Pension expense was reduced by $17.1 million in the second quarter of 2005 to reflect the cumulative impact of a correction of an error attributable to the periods 2003 and 2004. The error was associated with our third-party actuarial computation of annual net periodic pension expense which resulted from the identification of errors in certain Transco participant data involving annuity contract information utilized for 2003 and 2004.
Our management concluded that the effects of these adjustments are not material to prior periods, expected 2005 results or trend of earnings.
Outlook for the remainder of 2005
Central New Jersey Expansion Project
     In February 2005, Transco received authorization from the FERC to construct and operate the 3.77 mile Central New Jersey Expansion Project on its natural gas pipeline system. The expansion will provide an additional 105,000 Dth/d of firm natural gas transportation service in Transco’s northeastern market area. Construction commenced in 2005 and is expected to be completed in November 2005 at an estimated cost of $13 million to $16 million. The capacity has been fully subscribed by a single shipper for a twenty-year term.
Northwest Pipeline Capacity Replacement Project
     In September 2005, Northwest Pipeline received FERC approval to construct and operate approximately 80 miles of 36-inch pipeline loop, which will replace most of the capacity previously served by 268 miles of 26-inch pipeline in the Washington state area. The estimated cost of the project is $333 million, with a projected in-service date of no later than December 2006.
Period-over-period results

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Segment revenues	$345.8	$321.0	$1,038.1	$1,011.0

Segment profit	$161.1	$148.8	$493.0	$429.0

Three months ended September 30, 2005 vs. three months ended September 30, 2004
     The $24.8 million, or eight percent, increase in Gas Pipeline revenues is due primarily to $28 million higher revenues associated with exchange imbalance settlements (offset in Costs and operating expenses). Partially offsetting this increase is $3 million lower non-reimbursable transportation revenues, which decreased primarily due to the termination of the Grays Harbor contract, as previously discussed.
     Costs and operating expenses increased $26 million, or 17 percent, due primarily to:
•	$28 million of higher costs associated with exchange imbalances (offset in revenues); and

•	the absence of $4.5 million of income in third-quarter 2004 from a depreciation adjustment.
Offsetting these increases is the recognition of income of $14.2 million from the reversal of a liability due to the resolution of the Fuel Tracker litigation previously discussed.
     The $12.3 million, or eight percent, increase in segment profit is primarily due to:
•	income of $14.2 million associated with the resolution of the Fuel Tracker litigation previously discussed; and

•	an increase in Gulfstream equity earnings of $5 million due to increased service expansions noted previously.

Management’s Discussion and Analysis (Continued)
Offsetting these increases is the absence of a 2004 depreciation reversal of $4.5 million, as noted previously.
Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
     The $27.1 million, or three percent, increase in Gas Pipeline revenues is due primarily to $55 million higher revenues associated with exchange imbalance settlements (offset in Costs and operating expenses). Partially offsetting this increase is $17 million lower non-reimbursable transportation revenues due primarily to the termination of the Grays Harbor contract as previously discussed, and $13 million lower revenues associated with reimbursable costs, which are passed through to customers (offset in Costs and operating expenses and SG&A expenses).
     Costs and operating expenses increased $33 million, or seven percent, due primarily to $55 million of higher costs associated with exchange imbalances (offset in revenues). Offsetting these increases are decreases due to:
•	income of $14.2 million associated with the resolution of the Fuel Tracker litigation previously discussed;

•	$7 million of cost reduction due to adjusting the carrying value of certain liabilities as noted previously; and

•	$6 million lower reimbursable costs offset in revenues.
     SG&A expenses decreased approximately $45 million, or 48 percent, due to a $17.1 million decrease in pension costs as previously discussed, $7 million lower reimbursable costs (offset in revenues), and the reversal of $6 million of prior period accruals noted previously.
     The $64 million, or 15 percent, increase in segment profit is due primarily to:
•	$17.1 million decrease in pension costs;

•	$16 million higher Gulfstream equity earnings due to the realization of a $4.6 million construction fee award on the completion of the Phase II expansion project coupled with increased business associated with the Gulfstream expansions;

•	income of $14.2 million from the reversal of a liability associated with the resolution of the Fuel Tracker litigation;

•	a $13 million reversal of prior period accruals; and

•	the absence of a 2004 $9 million write-off of an idled segment of Northwest Pipeline’s system, included in Other (income) expense – net.
Exploration & Production
Overview of nine months ended September 30, 2005
     Total average daily production for the nine months ended September 30, 2005 is approximately 649 million cubic feet of gas equivalent (MMcfe) compared to 546 MMcfe for the same period in 2004. Our domestic average daily production volumes for the nine months ended September 30, 2005 have increased 20 percent over the same period in 2004, increasing from 501 MMcfe to 601 MMcfe, respectively. The increase is directly related to our enhanced targeted drilling program, primarily within the Piceance basin. The sales of this production, along with higher net realized average prices, have resulted in overall increased revenue. Operating costs also increased as a result of servicing an increased number of producing wells completed in 2004 and the first nine months of 2005. However, when compared on a per unit of production basis, these costs for the nine months ended September 30, 2005 have decreased by two cents per thousand cubic feet of gas equivalent (Mcfe) over the same period in 2004.

Management’s Discussion and Analysis (Continued)
     During the second quarter of 2005, we acquired a net acreage position in the Fort Worth basin in north-central Texas. Our entry into this basin allows us to own an operated position that has potential for significant growth. It increases our diversification into the Mid-continent region and allows us to utilize our horizontal drilling expertise to develop wells in the Barnett Shale formation.
Outlook for the remainder of 2005
     Our expectations for the remainder of the year include the following.
•	A continuing development drilling program in our key basins with increased activity in the Piceance and Powder River basins with associated planned capital expenditures projected in the range of approximately $150 million to $200 million for the remainder of 2005.

•	Achieving a fifteen percent increase in average daily domestic production levels from the beginning of the year through the end of 2005.

•	The natural gas price outlook for the remainder of the year is anticipated to be at levels above those achieved during the first nine months of 2005. Coupled with our increased production, these higher prices should result in our segment profit in the fourth quarter being at higher levels than those during each of the first three quarters of 2005.
     Approximately 283 MMcfe per day of our remaining 2005 domestic production is hedged at prices that average $3.96 per Mcfe at a basin level. In addition, we have 50 MMcfe per day hedged in NYMEX collar agreements that have an average floor price of $6.75 and an average ceiling price of $8.50 per Mcfe in effect through December 2005. Beginning in the fourth quarter of 2005, we will have an additional 50 MMcfe production per day hedged in Rockies collar agreements for the fourth quarter of 2005 that have an average floor price of $6.10 and an average ceiling price of $7.70 per Mcfe. The Rockies collars will extend through 2006 and 2007.
     In March 2005, we entered into a contract for the operation of ten new drilling rigs, each for a three year term. The additional rigs will allow us to accelerate our pace of development in the Piceance basin through both deployment of the additional rigs and also as a result of the rigs’ designed drilling and operational efficiencies. We expect to deploy one new rig each month for ten months. The first rig is scheduled to be delivered in late November 2005 and will begin drilling in December 2005. The original delivery schedule was impacted by approximately one month due to disruptions caused by Hurricane Rita at a fabrication facility.
Period-over-period results

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Segment revenues	$318.4	$209.3	$848.9	$563.5

Segment profit	$158.8	$70.1	$380.8	$164.9

Three months ended September 30, 2005 vs. three months ended September 30, 2004
     The $109.1 million, or 52 percent, increase in Exploration & Production revenues is primarily due to a $109 million increase in domestic production revenues reflecting higher production volumes and net realized average prices, which include the effect of hedge positions. During the third quarter of 2005, we realized net domestic average prices of $4.80 Mcfe compared with $3.34 per Mcfe in the third quarter a year ago, an increase of approximately 44 percent. Also contributing to the increase is $10 million from gas management activities as well as $6 million of increased production revenues from our Apco Argentina operations. These increases are partially offset by a $16 million loss due to hedge ineffectiveness for future periods associated with our NYMEX collars.
     The increase in domestic production revenues reflects $78 million higher revenues associated with a 38 percent increase in net realized average prices for production sold and $31 million higher revenues associated with an 18 percent increase in average daily production volumes. The increase in production volumes primarily reflects an increase in the number of producing wells resulting from our successful drilling program in the last part of 2004 and first three quarters of 2005. We expect production volumes to continue to increase for the remainder of 2005 as our development drilling program continues. The higher net realized average prices primarily reflect the benefit of higher market prices for natural gas.
     To manage the risk and volatility associated with the ownership of producing gas properties, we enter into derivative forward sales contracts, which economically lock in a price for a portion of our future production. During the third quarter of 2005, we hedged approximately 283 MMcfe per day of our production at prices that averaged $3.96 per Mcfe at a basin level. This compares to 415 MMcfe per day hedged at prices that averaged $3.63 per Mcfe at the basin level for the same period in 2004. In addition, during the third quarter of 2005, we had 50 MMcfe per day of

Management’s Discussion and Analysis (Continued)
production hedged in NYMEX collar arrangements that had an average floor price of $6.75 per Mcfe and an average ceiling price of $8.50 per Mcfe.
     Total costs and expenses increased $24 million, primarily due to the following:
•	$13 million higher depreciation, depletion and amortization expense, primarily due to higher production volumes and increased capitalized drilling costs;

•	$5 million higher lease operating expenses associated with the higher number of producing wells and an increase in well maintenance activities;

•	$4 million higher general and administrative expenses as a result of increased staffing levels;

•	$4 million higher operating taxes primarily as a result of increased market prices and production volumes sold;

•	$10 million higher gas management expenses associated with higher revenues from gas management activities; and

•	$9 million higher other expense primarily due to the absence in 2005 of a gain on the sale of securities in 2004 associated with our coal seam royalty trust that were previously purchased for resale.
These increases are partially offset by a $21.7 million gain on the sale of certain outside operated properties in the Powder River basin.
     The $88.7 million increase in segment profit is due primarily to increased revenues from higher volumes and higher average prices, as well as the gain on the sale of certain outside operated properties in the Powder River basin, partially offset by higher expenses as discussed above. Segment profit also includes a $3 million increase related to international activities. This increase is primarily driven by the improved operating results of Apco Argentina.
Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
     The $285.4 million, or 51 percent, increase in Exploration & Production’s revenues is primarily due to the $263 million higher domestic production revenues reflecting increased production volumes sold and higher net realized average prices. During the first nine month period of 2005, Williams realized net domestic average prices of $4.34 Mcfe compared with $3.17 per Mcfe for the same period a year ago, an increase of approximately 37 percent. Also contributing to the increase is a $29 million increase in revenues from gas management activities and $9 million increased production revenues from our Apco Argentina operations. These increases are partially offset by a $16 million loss from hedge ineffectiveness attributable to our NYMEX collars.
     The increase in domestic production revenues reflects $172 million higher revenues associated with a 31 percent increase in average daily net realized average prices for production sold and $90 million higher revenues associated with a 20 percent increase in average daily production volumes. The higher net realized average prices reflect fewer volumes hedged in the current period as compared to the same period in 2004 coupled with higher market prices for natural gas.
     Total costs and expenses increased $74 million, primarily due to the following:
•	$42 million higher depreciation, depletion, and amortization expense primarily due to higher production volumes and increased capitalized drilling costs;

•	$29 million higher gas management expenses associated with the higher revenues from gas management activities;

•	$11 million higher general and administrative expenses primarily due to the absence in 2005 of an insurance recovery received in 2004 and increased staffing as a result of increased drilling and operational activity in 2005;

Management’s Discussion and Analysis (Continued)
•	$10 million higher lease operating expense associated with the higher number of producing wells and an increase in well maintenance activities;

•	$16 million higher operating taxes primarily as a result of increased market prices and production volumes sold; and

•	$5 million higher other operating expense due to the increase from 2004 to 2005 in the gain on the sale of securities associated with our coal seam royalty trust that were previously purchased for resale.
These increases are partially offset by the absence in 2005 of an $11.3 million loss provision related to an ownership dispute on prior period production in the second quarter of 2004, a $7.9 million gain on the sale of an undeveloped leasehold position in Colorado in the first quarter of 2005, and a $21.7 million gain on the sale of certain outside operated properties in the Powder River basin in the third quarter of 2005.
     The $215.9 million increase in segment profit is due primarily to increased revenues from higher volumes and higher average prices, as well as the gains on sales of assets, partially offset by higher expenses as discussed above. Segment profit also includes a $4 million increase related to international activities, primarily driven by the improved operating results of Apco Argentina.
Midstream Gas & Liquids
Overview of nine months ended September 30, 2005
     In 2005, Midstream’s ongoing strategy is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. Our business is focused on consistently attracting new volumes to our assets by providing highly reliable service to our customers.
     In February 2005, we formed Williams Partners L.P., a limited partnership, to complement this business strategy by providing a low cost of capital to further expand the scale of our operations. On August 23, 2005, we completed our initial public offering (“IPO”) of five million common units of Williams Partners L.P. at a price of $21.50 per unit. The underwriters also fully exercised their option to purchase an additional 750,000 common units at the same price. Williams Partners L.P. owns a 40 percent equity investment in the Discovery gathering, transportation, processing and natural gas liquids (NGL) fractionation system; the Carbonate Trend sour gas gathering pipeline; three integrated NGL storage facilities near Conway, Kansas; and a 50 percent interest in an NGL fractionator near Conway, Kansas. Upon completion of the transaction, Williams held approximately 60 percent of the interests in Williams Partners L.P.
     Hurricanes Dennis, Katrina and Rita caused temporary shut-downs of most of our facilities and our producers’ facilities in the Gulf Coast region, which reduced product flows resulting in lower segment profit of an estimated $12 million in the third quarter of 2005. Our major facilities resumed normal operations shortly after the passage of each hurricane except for our Devils Tower spar and Cameron Meadows gas processing plant. The Devils Tower deepwater spar was shut in on August 27, 2005, for Hurricane Katrina and is expected to remain shut in until early November. The spar was available for service shortly after the hurricane, but start-up of production is dependent upon the availability of downstream third-party facilities, particularly a third-party oil terminal near Venice, Louisiana, which was flooded. The Cameron Meadows natural gas processing plant near Johnson Bayou, Louisiana, sustained damage from Hurricane Rita on September 24, 2005. The plant may be operational on a limited basis by year-end. The plant is covered by standard property and business interruption service. Fourth-quarter segment profit is expected to be impacted by the remaining amount of our deductible and the remaining time period before the business interruption coverage begins.
     Despite lower NGL production volumes largely due to the hurricanes, NGL per unit margins at our processing plants exceeded Midstream’s historical five-year annual average in the first three quarters of 2005. This above-average level is largely the result of the continued high price for crude oil and high demand for petrochemical feedstock such as ethane and propane. The geographic diversification of Midstream assets, particularly our gas processing plants in the West region, contributed significantly to these above average margins due to the relatively lower cost of natural gas in the West region versus the Gulf Coast region. As indicated on the graph below, our quarterly margins exceeded the historical five-year average for the last five quarters.

Management’s Discussion and Analysis (Continued)
Outlook for the remainder of 2005
     The following factors could impact our business in the remaining three months of 2005 and beyond.
•	As evidenced in recent years, natural gas and crude oil markets are highly volatile despite above average margins at our gas processing plants in the last five quarters. The margins were impacted negatively at the end of this quarter by spiking natural gas prices as a result of concerns over natural gas shortages due to the Gulf of Mexico infrastructure damage inflicted by Hurricanes Katrina and Rita.

•	Both gathering and processing volumes at our facilities are expected to be at or above levels of previous years due to continued strong drilling activities in our core basins. We also expect continued expansion of our gathering and processing systems in our Gulf Coast and West regions to keep pace with increased demand for our services.

•	Our olefins margins increased in the third quarter as compared to the second quarter of 2005 as a result of increasing demand and declining inventories. Additionally, the facility in Fort McMurray, Alberta, that supplies us with off-gas feedstock began returning to normal levels during September following repairs for fire damage sustained to our supplier’s facility in January 2005.

•	As disclosed in the Critical accounting policies & estimates section of our 2004 Annual Report on Form 10-K, it is possible that our investment in our Canadian olefins assets may not be recoverable without modification to or a renegotiation of key terms in an off-gas processing agreement. We are evaluating our alternatives and will continue to monitor the recoverability of our investment.

Management’s Discussion and Analysis (Continued)
•	In late August, preparation for connecting the Triton and Goldfinger oil fields to the Devils Tower infrastructure and commissioning effort was completed just prior to Hurricane Katrina. Upon completion of the commissioning, we expect additional revenues from our Devils Tower facilities in the fourth quarter of 2005 when the completed wells in the Triton and Goldfinger prospects begin to flow production volumes.

•	We expect continued growth in the deepwater areas of the Gulf of Mexico to contribute to, and become a larger component of, our future segment revenues and segment profit. We expect these additional fee-based revenues to lower our proportionate exposure to commodity price risks.
     On October 5, 2005, we signed definitive agreements to construct, own and operate a 37-mile extension of our oil and gas pipelines from our Devils Tower Spar to the Blind Faith Prospect located in Mississippi Canyon. This extension, estimated to cost $177 million, is expected to be ready for service by the third quarter of 2007. Also, in September we received Board approval to expand our existing gas processing plant located near Opal, Wyoming by adding a fifth cryogenic train capable of processing up to 350 million cubic feet per day (MMcfd). This plant expansion is expected to be in service by the second quarter of 2007 to begin processing gas from the Pinedale Anticline field.
Period-over-period results

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Segment revenues	$754.7	$750.0	$2,341.8	$2,015.5

Segment profit
Domestic Gathering & Processing	$90.4	85.9	289.1	262.7
Venezuela	25.8	20.3	72.0	62.2
Other	18.6	13.5	40.9	29.7
Unallocated general and administrative expense	(13.7)	(14.3)	(43.2)	(40.6)

Total	$121.1	$105.4	$358.8	$314.0

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
Three months ended September 30, 2005 vs. three months ended September 30, 2004
     Midstream’s overall revenue and costs and operating expenses for the three months ended September 30, 2005 and 2004 were relatively comparable. Revenues increased $4.7 million primarily due to higher fee-based revenues and favorable commodity prices, offset by lower sales volumes. Costs and operating expenses also decreased $3 million primarily due to the lower sales volumes related to a change in contract mix and hurricanes.
     The $15.7 million increase in Midstream segment profit is primarily due to higher fee-based revenues and NGL margins at our West region’s gas processing plants, partially offset by lower gathering and product sales volumes from our facilities in the Gulf Coast region due to the three hurricanes this quarter and higher operating expenses. A more detailed analysis of segment profit of Midstream’s various operations are presented below.
Domestic Gathering & Processing
     The $4.5 million increase in domestic gathering and processing segment profit includes a $9 million increase in the West region, partially offset by a $5 million decrease in the Gulf Coast region.
     The $9 million increase in our West region’s segment profit primarily results from higher gathering and processing fee revenues, higher net NGL margins and the absence of an asset write-down, offset partially by higher operating expenses. The significant drivers to these items are as follows.
•	Gathering and processing fee revenues increased $5 million primarily as a result of higher average per-unit gathering and processing rates. A portion of the increase is also due to an increase in volumes subject to fee-based processing contracts.

•	Net NGL margins increased $2 million compared to the third quarter of 2004. This increase was driven by a 26 percent increase in the average per unit NGL margin, which more than offset a 16 percent decline in sales volumes. The decline in NGL sales volumes is due in part to more fee-based processing contracts and plant outages due to maintenance.

Management’s Discussion and Analysis (Continued)
•	Other income and expense had a favorable variance of $6 million primarily due to the write-down of $6.4 million for an idle treating facility during the third quarter of 2004.

•	Operating expenses increased $6 million due primarily to higher costs related to planned compressor overhauls and leased compressors.
     The $5 million decrease in the Gulf Coast region’s segment profit primarily results from lower production volumes and NGL margins due to the three hurricanes this quarter and higher operating and depreciation expenses. These decreases are partially offset by the correction of our revenue recognition methodology for Devils Tower in the third quarter of 2004. This correction resulted in the deferral to future periods of $16.5 million of revenues recognized in the second quarter of 2004. Devils Tower cash flows were not affected by this adjustment. The significant components of the segment profit changes include the following.
•	Net NGL margins decreased by $14 million at our Gulf Coast gas processing plants. A 45 percent decrease in the volumes due primarily to the temporary shut-down of our Gulf Coast processing plants for the hurricanes and our decision to optimize plant economics by minimizing the recovery of ethane during uneconomical periods comprised $10 million of the decrease. The remaining $4 million was due to a 36 percent decrease in the average per unit margin primarily due to higher natural gas prices.

•	Operating expenses increased $4 million primarily due to a planned compressor overhaul and an increase in hurricane-related costs of $1 million. Expenses related to the hurricanes are being recorded as incurred up to the level of our insurance deductible.

•	Depreciation expense increased $5 million due primarily to a favorable adjustment in the third quarter of 2004 related to the in service date for a portion of the Devils Tower assets.

•	Revenues from our deepwater assets increased $13 million as a result of the $16.5 million accounting correction previously discussed made in the third quarter of 2004 related to Devils Tower. This positive variance was partially offset by lower deepwater revenues primarily as a result of lower production volumes due to the three hurricanes.
Venezuela
     The $5.5 million increase in segment profit for our Venezuela assets results from higher compression volumes and higher equity earnings from our investment in the ACCROVEN partnership. The higher equity earnings were largely due to the renegotiation of a power supply contract.
Other
     Midstream’s Other segment includes our Canadian and Gulf Coast olefins operations and our NGL fractionator and storage operations near Conway, Kansas. The $5.1 million increase in the segment profit in our other operations is largely due to $4 million in higher net olefins margins and recognition of $3 million related to our business interruption insurance claim for our Canadian olefins facility. These increases are partially offset by the absence of $1 million in operating profits related to the ethylene distribution system sold in October 2004 and a $1 million foreign currency exchange loss related to our Canadian operations.
Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
     The $326.3 million increase in Midstream’s revenues is largely due to favorable commodity prices, offset slightly by lower sales volumes related to a change in contract mix and hurricanes. Revenues associated with production of NGLs increased $126 million, of which $135 million is due to higher NGL prices partially offset by $9 million due to lower sales volumes. Crude marketing revenues increased $118 million as a result of the start up of a deepwater pipeline in the second quarter of 2004 while the marketing of NGLs increased $72 million as a result of both higher prices and additional spot sales. These increases were partially offset by $9 million in lower olefins product sales.

Management’s Discussion and Analysis (Continued)
     Costs and operating expenses increased $286 million primarily in support of higher revenues noted above. Costs related to the production of NGLs increased $94 million mainly as a result of $93 million in higher natural gas purchases due largely to higher prices, partially offset by lower volumes. In addition, operating expenses increased $34 million mostly due to higher maintenance costs and planned compressor overhauls. Similar to the impact to revenues, total costs and operating expenses also increased $118 million due to higher crude marketing purchases and $72 million related to the marketing of NGLs. These increases are partially offset by $24 million in lower olefins cost of goods sold.
     The $44.8 million increase in Midstream segment profit is primarily due to higher net NGL margins at our West region’s gas processing plants and higher gathering and processing revenues, partially offset by lower deepwater production handling revenues and higher operating expenses. A more detailed analysis of our segment profit of Midstream’s various operations is presented below.
Domestic Gathering & Processing
     The $26.4 million increase in domestic gathering and processing segment profit includes a $49 million increase in the West region, partially offset by a $23 million decrease in the Gulf Coast region.
     The $49 million increase in our West region’s segment profit is primarily a result of higher net NGL margins and higher gathering and processing revenues, partially offset by higher operating expenses. The significant components of this increase are as follows.
•	Net NGL margins increased $31 million primarily due to a 37 percent increase in the average per-unit NGL margins, partially offset by a 2 percent decline in the sales volumes.

•	Gathering and processing fee revenues increased $15 million primarily as a result of higher average per-unit gathering and processing rates and higher volumes due to increased drilling activity in the Rocky Mountain production area. A portion of this increase is also due to the increase in volumes subject to fee-based processing contracts.

•	Other income and expense had a favorable variance of $7 million primarily due to the absence of the write-down of $6.4 million for an idle treating facility during the third quarter of 2004.

•	Other margin revenue increased $4 million due to higher condensate and liquefied natural gas margins as compared to 2004 primarily due to higher average per-unit prices.

•	Operating expenses increased $7 million due primarily to higher costs related to planned compressor overhauls and leased compressors.
     The $23 million decrease in the Gulf Coast region’s segment profit is primarily a result of higher operating and depreciation expenses. The significant components of this decline include the following.
•	Operating expenses increased $13 million primarily due to higher maintenance expenses related to our gathering assets, a planned compressor overhaul and an increase in hurricane-related costs of $1 million. Expenses related to the hurricanes are being recorded as incurred up to the level of our insurance deductible.

•	Depreciation expense increased $11 million primarily due to placing in service our Devils Tower spar and associated deepwater gas and oil pipelines in May and June 2004, respectively.

•	Other income and expenses had an unfavorable variance of $3 million due to the absence of a favorable resolution to a gas measurement issue in the first quarter of 2004.
Venezuela
     Segment profit for our Venezuela assets increased $9.8 million as a result of higher plant volumes and higher equity earnings from our investment in the ACCROVEN partnership. The higher equity earnings are largely due to the renegotiation of a power supply contract and the absence of 2004 legal fees associated with the Jose Terminal.

Management’s Discussion and Analysis (Continued)
Other
     The $11.2 million increase in segment profit of our other operations is largely due to $15 million in higher olefins margins due to increased demand and declining inventories and recognition of $3 million related to our business-interruption insurance claim for our Canadian olefins facility. These increases are partially offset by the absence of $8 million in operating profits related to the ethylene distribution system sold in October 2004.
Other
Overview of the nine months ended September 30, 2005
     We reported in our 2004 Annual Report on Form 10-K that we expected improved results from our investment in Longhorn. A key indicator of performance of the pipeline is product shipping volumes following the initial commissioning of the pipeline at the end of 2004. While shipping volumes during the first quarter of 2005 were lower than planned, volumes were increasing and expectations for the year were unchanged. However, in the second quarter of 2005, shipping volumes declined significantly from those experienced in the first quarter, reflecting the impact of significant changes in transportation pricing competition and economics in the wake of higher crude oil prices. Longhorn management has indicated that the shortfall in volumes is likely to continue and that continued operation as originally planned is no longer economically feasible. As a result, the owners and management of Longhorn are currently considering various alternative business strategies for the pipeline.
     Due to these events, we evaluated our investment in Longhorn to determine if there has been an other-than-temporary decline in the fair value. Given the likelihood of continued losses under the current situation and Longhorn’s assessment of the need for a strategic change, we believe the investment is impaired and the decline is other than temporary. Our management has estimated the fair value of our investment in Longhorn based on its assessment of the probability of, and discounted future cash flows from, the scenarios currently under consideration. Based on this assessment, we recorded an impairment of $49.1 million during the second quarter of 2005. Our net book value of Longhorn is $42 million at September 30, 2005. We will continue to consider the strategic scenarios and reassess the estimate of our fair value in Longhorn following Longhorn management’s finalization of a strategic alternative, which may result in a significant additional impairment in a future period. We expect a decision on the future operation of the Longhorn pipeline by the end of 2005.
     To ensure adequate liquidity to continue operations while assessing alternatives, Longhorn has obtained a $25 million bridge loan commitment from existing investors, which is secured by a first lien on the assets of Longhorn. We have committed to fund up to $10 million of this loan, which has a one-year term and an interest rate of 14 percent. As of September 30, 2005, the balance of our loan to Longhorn under this arrangement is approximately $4.8 million and is included in Other current assets and deferred charges on the Consolidated Balance Sheet. The loan agreement allows for an additional $25 million loan, secured by the same first lien on the assets of Longhorn. All existing investors will have the opportunity to participate in funding the second $25 million increment. Levels of participation and the interest rate for this second increment will be determined through an auction process. This loan was contemplated in the impairment analysis performed in the second quarter of 2005 and thus does not result in an additional impairment.
Period-over-period results

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Millions)		(Millions)
Segment revenues	$6.3	$6.7	$19.4	$26.3

Segment profit (loss)	$(10.1)	$2.4	$(74.7)	$(20.6)

     Other segment loss for the three and nine months ended September 30, 2005, includes $9.3 million and $21.5 million, respectively, of equity losses related to our investment in Longhorn. We expect to incur additional future equity losses from Longhorn in 2005 due to the circumstances described above. Other segment loss for the nine months ended September 30, 2005, includes a $49.1 million impairment of our investment in Longhorn, as discussed above, and a related $4 million write-off of capitalized project costs.

Management’s Discussion and Analysis (Continued)
     On April 1, 2005, we completed a contract to transfer our Longhorn operating agreement to a new operator in exchange for payments of approximately $285,000 a month, adjusted for inflation, over the next seven years. The transfer became effective May 1, 2005. The realization of these payments is dependent upon the continued operation of Longhorn.
     Other segment loss for the nine months ended September 30, 2004, includes a $10.8 million impairment of our investment in Longhorn. The charge reflected management’s belief that there was an other-than-temporary decline in the fair value of this investment following a determination that additional funding would be required to commission the pipeline into service. Other segment loss for the nine months ended September 30, 2004, also includes $6.5 million net unreimbursed advisory fees related to the recapitalization of Longhorn in February 2004. If the project achieves certain future performance measures, the unreimbursed fees may be recovered. As a result of this recapitalization, we sold a portion of our equity investment in Longhorn for $11.4 million, received $58 million in repayment of a portion of our advances to Longhorn and converted the remaining advances, including accrued interest, into preferred equity interests in Longhorn. These preferred equity interests are subordinate to the preferred interests held by the new investors. Other than the unreimbursed fees, no gain or loss was recognized on this transaction.

Management’s Discussion and Analysis (Continued)
Fair value of trading and non-trading derivatives
     The table below reflects the fair value of derivatives held for trading purposes as of September 30, 2005. We present the fair value of assets and liabilities by the period in which we expect them to be realized.
Net Assets (Liabilities)
(Millions)

To be	To be	To be	To be	To be
Realized in	Realized in	Realized in	Realized in	Realized in
1-12 Months	13-36 Months	36-60 Months	61-120 Months	121+ Months	Net Fair
(Year 1)	(Years 2-3)	(Years 4-5)	(Years 6-10)	(Years 11+)	Value
$7	$(1)	$—	$1	$—	$7
     As the table above illustrates, we are not materially engaged in trading activities. However, we hold a substantial portfolio of non-trading derivative contracts. Non-trading derivative contracts are those that hedge or could possibly hedge on an economic basis forecasted transactions associated with Power’s long-term structured contract position and owned generation, Exploration & Production’s forecasted sales of natural gas production, as well as the activities of our other segments. As a result of our decision to retain the Power business, in the fourth quarter of 2004, we designated a portion of the existing derivatives as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) cash flow hedges. Many of these non-trading derivatives had an existing fair value prior to their designation as cash flow hedges. Certain other of Power’s derivatives have not been designated as, or do not qualify as, SFAS 133 hedges. We also hold certain derivative contracts, which also qualify as SFAS 133 cash flow hedges, that primarily hedge Exploration & Production’s forecasted natural gas sales. The table below reflects the fair value of derivatives held for non-trading purposes as of September 30, 2005. Of the total fair value of non-trading derivatives, SFAS 133 cash flow hedges have a net liability value of $284.4 million as of September 30, 2005, which includes the fair value of the derivatives upon their designation as SFAS 133 cash flow hedges.
Net Assets (Liabilities)
(Millions)

To be	To be	To be	To be	To be
Realized in	Realized in	Realized in	Realized in	Realized in
1-12 Months	13-36 Months	36-60 Months	61-120 Months	121+ Months	Net Fair
(Year 1)	(Years 2-3)	(Years 4-5)	(Years 6-10)	(Years 11+)	Value
$(393)	$(72)	$132	$38	$—	$(295)
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
     Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. We continually assess this risk. We have credit protection within various agreements to call on additional collateral support if necessary. At September 30, 2005, we hold collateral support of $815 million. We also enter into netting agreements to mitigate counterparty performance and credit risk.

Management’s Discussion and Analysis (Continued)
     The gross credit exposure from our derivative contracts as of September 30, 2005 is summarized below.

	Investment
Counterparty Type	Grade (a)	Total
	(Millions)
Gas and electric utilities	$655.8	$682.1
Energy marketers and traders	5,473.8	10,105.6
Financial institutions	3,640.2	3,643.0
Other	.7	18.6

	$9,770.5	$14,449.3

Credit reserves		(36.6)

Gross credit exposure from derivative		$14,412.7

     We assess our credit exposure on a net basis. The net credit exposure from our derivatives as of September 30, 2005 is summarized below.

	Investment
Counterparty Type	Grade (a)	Total
	(Millions)
Gas and electric utilities	$127.8	$145.0
Energy marketers and traders	578.6	1,138.5
Financial institutions	4.4	4.4
Other	.7	1.3

	$711.5	$1,289.2

Credit reserves		(36.6)

Net credit exposure from derivatives (b)		$1,252.6

(a)	We determine investment grade primarily using publicly available credit ratings. We included counterparties with a minimum Standard & Poor’s rating of BBB— or Moody’s Investors Service rating of Baa3 in investment grade. We also classify counterparties that have provided sufficient collateral, such as cash, standby letters of credit, adequate parent company guarantees, and property interests, as investment grade.

(b)	One counterparty within the California power market represents more than ten percent of the derivative assets and is included in investment grade. Standard & Poor’s and Moody’s Investors Service do not currently rate this counterparty. We included this counterparty in the investment grade column based upon contractual credit requirements.

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
     In January 2005, we terminated our two unsecured revolving credit facilities and replaced them with two new facilities. The two new facilities do not include most of the restrictive covenants of the previous two facilities, including the fixed charge coverage ratio. The new facilities also no longer limit quarterly dividends, asset sales, investments, and the incurrence of additional indebtedness and issuance of disqualified stock.
     During May 2005, we amended and restated our $1.275 billion secured revolving and letter of credit agreement, resulting in certain changes, including the following:
•	added Williams Partners L.P. as a borrower for up to $75 million;

•	provided our guarantee for obligations of Williams Partners L.P. under this agreement;

•	released certain Midstream assets held as collateral and replaced them with the common stock of Transco; and

•	reduced commitment fees and margins.
     As previously discussed, during August 2005, we completed an initial public offering of approximately 40 percent of our interest in Williams Partners L.P. resulting in net proceeds of $111 million.
     In September 2005, we entered into two new unsecured bank revolving and letter of credit facilities totaling $700 million. These facilities provide for borrowings and letters of credit, but are expected to be used primarily for issuing letters of credit (see Note 10 of Notes to the Consolidated Financial Statements).
Sources of liquidity
     Our liquidity is derived from both internal and external sources. Certain of those sources are available to us (at the parent level) and others are available to certain of our subsidiaries.
     At September 30, 2005, we have the following sources of liquidity from cash and cash equivalents:
•	cash-equivalent investments at the corporate level of $1 billion as compared to $735 million at December 31, 2004; and

•	cash and cash-equivalent investments of various international and domestic entities of $319 million, as compared to $195 million at December 31, 2004.
We also have approximately $56.1 million in auction rate securities that are not classified as cash equivalents but are an additional source of liquidity.
     At September 30, 2005, we have capacity of $206 million available under our four unsecured revolving and letter of credit facilities totaling $1.2 billion, compared to $28 million under our two unsecured revolving and letter of credit facilities at December 31, 2004. These facilities provide for both borrowings and letters of credit, but are expected to be used primarily for issuing letters of credit.

Management’s Discussion and Analysis (Continued)
     At September 30, 2005, we also have capacity of $562 million available under our $1.275 billion secured revolving and letter of credit facility compared to $853 million at December 31, 2004. As discussed above, the facility is secured by the common stock of Transco and guaranteed by Williams Gas Pipeline Company, L.L.C., the parent company of Transco and Northwest Pipeline. Transco and Northwest Pipeline each has access to $400 million under this facility. Williams Partners L.P. has access to $75 million, but only to the extent that sufficient amounts remain unborrowed by us or by one of the other two borrowers under the facility. We have a guarantee for obligations of Williams Partners L.P. under this facility.
     We have an effective shelf registration statement with the Securities and Exchange Commission that authorizes us to issue an additional $2.2 billion of a variety of debt and equity securities. In addition, our wholly owned subsidiaries, Northwest Pipeline and Transco, also have outstanding registration statements filed with approximately $350 million of aggregate availability remaining under these shelf registration statements at September 30, 2005. The ability of Northwest Pipeline to utilize these registration statements for debt securities is restricted by certain covenants of its debt agreements. Interest rates, market conditions, and industry conditions will affect amounts raised, if any, in the capital markets.
     During the first nine months of 2005, we satisfied liquidity needs with:
•	approximately $1.1 billion in cash generated from cash flows of operating activities;

•	$273 million in proceeds from the issuance of 10.9 million shares of common stock purchased under the FELINE PACS equity forward contracts;

•	$111 million in net proceeds from the initial public offering of limited partnership units of Williams Partners L.P.;

•	$87.9 million from a contract termination payment; and

•	$54.7 million proceeds from the sale of the WilTel Note.
Credit ratings
     One of our objectives for 2005 is to continue the improvement in our financial ratios, with the goal of achieving ratios comparable to investment grade rated companies. If the improvement in our ratios continues, our credit ratings may improve. However, a decline in our financial ratios, or other adverse events, could result in a ratings decline.
Off-balance sheet financing arrangements and guarantees of debt or other commitments to third parties
     In January 2005, we terminated our two unsecured revolving and letter of credit facilities totaling $500 million and replaced them with two new facilities that contain similar terms but fewer restrictions. As previously discussed, in September 2005, we also entered into two new revolving and letter of credit facilities that have a similar structure (see Note 10 of Notes to the Consolidated Financial Statements).
     As previously discussed, we have provided a guarantee for obligations of Williams Partners L.P. under the $1.275 billion secured revolving and letter of credit facility.
     We have various other guarantees which are disclosed in Note 12 of Notes to Consolidated Financial Statements. We do not believe these guarantees, or the possible fulfillment of them, will negatively impact our liquidity.
Operating activities
     Cash flow from continuing operations remained fairly consistent with the prior year. However, there were individual items that did fluctuate significantly.

Management’s Discussion and Analysis (Continued)
     Income from continuing operations increased primarily as a result of higher gas production volumes and net average realized prices for production sold. Significantly offsetting this increase in income from continuing operations is higher forward unrealized mark-to-market losses. These unrealized losses do not impact cash as they are adjusted for in the current and noncurrent derivative assets and liabilities accounts.
     Cash flow from continuing operations also increased due to $217 million lower cash payments for interest due primarily to lower average borrowing levels.
     For the nine months ended September 30, 2005, we recorded approximately $56.3 million in Provision for loss on investments, property and other assets consisting primarily of a $49.1 million impairment of our investment in Longhorn.
     For the nine months ended September 30, 2005, we recorded $61 million in cash receipts from changes in margins compared to $393.6 million for the nine months ended September 30, 2004. In 2004, our Power subsidiary issued a significant number of letters of credit to replace its cash margin deposits. As the letters of credit were issued, the counterparties returned our cash margin deposits to us. Due to fewer letters of credit being issued to replace cash margin deposits in 2005, we have fewer receipts from returns of margin deposits.
     For the nine months ended September 30, 2004, we recorded $55.5 million in Provision for loss on investments, property and other assets consisting primarily of a $15.7 million impairment of a cost-based investment in the Indonesian toll road, a $10.8 million impairment of our investment in Longhorn and a $9 million write-off of previously-capitalized costs incurred on an idled segment of Northwest Pipeline’s system.
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
     As previously discussed, in the first quarter of 2005, we received approximately $273 million in proceeds from the issuance of common stock purchased under the FELINE PACS equity forward contracts.
     As also previously discussed, during August 2005 we completed an initial public offering of approximately 40 percent of our interest in Williams Partners L.P. resulting in net proceeds of $111 million.
     In the first quarter of 2004, we retired the remaining $679 million outstanding balance of the 9.25 percent senior unsecured notes due March 15, 2004.
     In May 2004, we repurchased approximately $255 million of various notes on the open market. In June 2004, we retired approximately $1.17 billion of our outstanding notes and debentures through a tender offer. The payment of these notes and debentures in second-quarter 2004 is recorded as Payments of long term debt on the Consolidated Statement of Cash Flows. In August 2004, we made cash tender offers and consent solicitations for all $800 million of our 8.625 percent senior notes due 2010. We accepted approximately $793 million of notes for purchase. In conjunction with the tendered notes, related consents, and the debt repurchases, we paid premiums of approximately $214 million. The premiums, as well as related fees and expenses, together totaling $252.4 million, were recorded in Early debt retirement costs.
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

Management’s Discussion and Analysis (Continued)
     Dividends paid on common stock were increased to $.075 per common share during the third quarter, up from the quarterly amount of $.05 per common share paid during the first and second quarters, and totaled $100 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, dividends paid on common stock were $.01 per common share on a quarterly basis and totaled $15.6 million. A covenant under our former $500 million revolving credit facilities limited our quarterly common stock dividends to not more than $.05 per common share. The covenant was removed when the facilities were terminated and replaced on January 20, 2005.
Investing activities
     During the first nine months of 2005, capital expenditures totaled $885.9 million, more than half of which were incurred for our Exploration & Production segment’s drilling program, mostly in the Piceance basin.
     At September 30, 2005, we have $56.1 million of auction rate securities. These securities are included in Other current assets and deferred charges on our Consolidated Balance Sheet. Due primarily to the monthly bidding process, our Consolidated Statement of Cash Flows includes $171.3 million of Purchases of auction rate securities and $115.2 million of Proceeds from sales of auction rate securities.
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
     In April and September 2005, our Midstream subsidiary made additional investments of $35 million and $41 million, respectively, in Discovery Pipeline.
     In June 2005, our Midstream subsidiary sold their remaining interests in Mid-American Pipeline and Seminole Pipeline for approximately $25 million.
     In July 2005, our Exploration & Production subsidiary sold certain properties in the Powder River basin for approximately $31 million.
     In July 2005, our Midstream subsidiary sold their Gulf Liquids refinery off-gas business in Louisiana for approximately $30 million.
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
     During third-quarter 2004, we received approximately $544 million in net proceeds related to the sale of our Canadian straddle plants.

Management’s Discussion and Analysis (Continued)
Contractual obligations
     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, we had certain contractual obligations at December 31, 2004, with various maturity dates, related to the following:
•	long-term debt;

•	operating leases;

•	purchase obligations; and

•	other long-term liabilities, including physical and financial derivatives.
     During the first nine months of 2005, the amount of our contractual obligations changed significantly due to the following.
•	During the first nine months of 2005, the contractual obligations relating to Power’s physical and financial derivatives increased by approximately $853 million. The variance is due primarily to an increase in forward natural gas prices, which caused the fair value of certain derivative instruments to increase.

•	In March 2005, we entered into a contract for the operation of ten newly constructed drilling rigs, with each rig carrying a three-year commitment. Expected delivery of the first rig is November 2005, then one rig per month for the next nine months. The minimum contractual obligation at September 30, 2005, is $104 million associated with early termination penalties of $10.4 million per rig. The base amount of payments over the life of the contract is $192 million, and could increase to $230 million if all performance incentives are earned.

•	In the third quarter of 2005, we reached settlements with the Internal Revenue Service relating to outstanding tax issues associated with prior years. We expect to make payments totaling approximately $196 million in the last quarter of 2005, as discussed below.
Outlook for 2005 and beyond
     We entered 2005 positioned for growth through disciplined investments in natural gas businesses. During 2005, we expect to maintain liquidity from cash and revolving credit facilities of at least $1 billion. We are maintaining this level as we consider the potential impact of significant changes in commodity prices, contract margin requirements above current levels, unplanned capital spending needs and the need to meet near term scheduled debt payments. Scheduled debt maturities for the remainder of 2005 and for 2006 total approximately $123.5 million.
     The additional rigs contracted for in March 2005 will allow us to accelerate the pace of developing our natural gas reserves in the Piceance basin through both deployment of the additional rigs and the rigs’ designed drilling and operational efficiencies. Beginning in November 2005, we expect to deploy one new rig each month.
     We estimate capital and investment expenditures will total approximately $1.2 billion to $1.4 billion in 2005, with approximately $314 million to $514 million to be incurred over the next three months. Of the estimated capital expenditures for 2005, approximately $610 million to $695 million is for maintenance related projects, including pipeline replacement and Clean Air Act projects. More than half of these projects are at Gas Pipeline. We expect to fund capital and investment expenditures, debt payments, and working-capital requirements through cash and cash equivalents on hand and cash generated from operations, which is currently estimated to be between $1.3 billion and $1.5 billion in 2005.
     We have reached settlements with the Internal Revenue Service relating to outstanding tax issues associated with prior years. As a result of the settlements, we made a payment of approximately $5 million in the second quarter of 2005 and expect to make additional payments of approximately $196 million in the fourth quarter of 2005, all of which has been accrued as of September 30, 2005.

Management’s Discussion and Analysis (Continued)
     In October 2005, our equity method investee, Gulfstream, obtained approximately $850 million of external financing. In conjunction with the financing, we received a cash payment from Gulfstream of more than $300 million.
     Based on our available cash on hand and expected cash flows from operations, we believe we have, or have access to, the financial resources and liquidity necessary to meet future cash requirements and maintain a sufficient level of liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
     Our interest rate risk exposure is primarily associated with our debt portfolio and has not materially changed during the first nine months of 2005.
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
Trading
     Our trading portfolio consists of derivative contracts entered into to provide price risk management services to third-party customers. Only contracts that meet the definition of a derivative are carried at fair value on the balance sheet. Our value at risk for contracts held for trading purposes was approximately $6 million at September 30, 2005, and $1 million at December 31, 2004.
Non-trading
     Our non-trading portfolio consists of contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment	Commodity Price Risk Exposure
Exploration & Production	• Natural gas sales

Midstream	• Natural gas purchases

Power	• Natural gas purchases
• Electricity purchases
• Electricity sales
     The value at risk for contracts held for non-trading purposes was $25 million at September 30, 2005, and $29 million at December 31, 2004. Certain of the contracts held for non-trading purposes are accounted for as cash flow hedges under SFAS 133. We do not consider the underlying commodity positions to which the cash flow hedges relate in our value-at-risk model. Therefore, value at risk does not represent economic losses that could occur on a total non-trading portfolio that includes the underlying commodity positions.

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
Third-Quarter 2005 Changes in Internal Controls Over Financial Reporting
      There has been no material change in our Internal Controls over financial reporting during the third quarter.

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

Exhibit 1.1 — U.S. $500,000,000 Five-Year Credit Agreement, dated as of September 20, 2005, among The Williams Companies, Inc., as Borrower, the banks, financial institutions, and other institutional lenders and issuers of letters of credit listed on the signature pages thereof, and Citibank, N.A., as administrative agent and as paying agent (filed as Exhibit 10.1 to Form 8-K filed September 26, 2005).

Exhibit 1.2 — U.S. $200,000,000 Five-Year Credit Agreement, dated as of September 20, 2005, among The Williams Companies, Inc., as Borrower, the banks, financial institutions, and other institutional lenders and issuers of letters of credit listed on the signature pages thereof, and Citibank, N.A., as administrative agent and as paying agent (filed as Exhibit 10.2 to Form 8-K filed September 26, 2005).

Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges.

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