Form 10-Q/A
period 2005-09-30
WILLIAMS COMPANIES INC
filed 2005-11-04
CIK 107263

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

EXPLANATORY NOTE
The Williams Companies, Inc. is filing this amended Form 10-Q to include the signature page that was inadvertently omitted from the original document filed with the Securities and Exchange Commission on November 3, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.

(Registrant)

/s/ Ted T. Timmermans

Ted T. Timmermans
Controller (Duly Authorized Officer and Principal
Accounting Officer)
November 3, 2005

EXHIBIT INDEX

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