Form 10-Q
period 2006-06-30
WILLIAMS COMPANIES INC
filed 2006-08-03
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $1 par value	595,800,152 Shares

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

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
(Dollars in millions, except per-share amounts)	2006	2005	2006	2005
Revenues:
Exploration & Production	$342.3	$281.5	$698.3	$530.5
Gas Pipeline	337.3	357.0	671.3	692.3
Midstream Gas & Liquids	1,043.5	780.1	2,022.9	1,587.1
Power	1,607.0	1,999.4	3,660.2	4,064.3
Other	6.5	6.1	13.4	13.1
Intercompany eliminations	(621.5)	(552.9)	(1,323.5)	(1,062.1)

Total revenues	2,715.1	2,871.2	5,742.6	5,825.2

Segment costs and expenses:
Costs and operating expenses	2,273.8	2,491.6	4,862.5	4,881.9
Selling, general and administrative expenses	109.3	62.7	180.3	136.2
Other expense — net	61.7	21.9	39.4	20.1

Total segment costs and expenses	2,444.8	2,576.2	5,082.2	5,038.2

General corporate expenses	33.7	35.5	64.3	63.5
Securities litigation settlement and related costs	160.7	—	161.9	—

Operating income (loss):
Exploration & Production	113.9	114.7	256.5	214.9
Gas Pipeline	112.5	156.6	239.7	312.6
Midstream Gas & Liquids	124.5	104.3	266.1	225.8
Power	(79.9)	(75.9)	(102.2)	37.1
Other	(.7)	(4.7)	.3	(3.4)
General corporate expenses	(33.7)	(35.5)	(64.3)	(63.5)
Securities litigation settlement and related costs	(160.7)	—	(161.9)	—

Total operating income	75.9	259.5	434.2	723.5

Interest accrued	(181.5)	(164.6)	(344.3)	(329.3)
Interest capitalized	4.0	1.4	7.0	2.5
Investing income (loss)	43.3	(17.2)	90.2	13.8
Early debt retirement costs	(4.4)	—	(31.4)	—
Minority interest in income of consolidated subsidiaries	(8.3)	(4.8)	(15.4)	(10.0)
Other income — net	8.0	8.1	16.1	13.6

Income (loss) from continuing operations before income taxes	(63.0)	82.4	156.4	414.1
Provision for income taxes	0.9	41.7	89.2	171.2

Income (loss) from continuing operations	(63.9)	40.7	67.2	242.9
Income (loss) from discontinued operations	(12.1)	.6	(11.3)	(.5)

Net income (loss)	$(76.0)	$41.3	$55.9	$242.4

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(.11)	$.07	$.11	$.43
Income (loss) from discontinued operations	(.02)	—	(.02)	—

Net income (loss)	$(.13)	$.07	$.09	$.43

Weighted-average shares (thousands)	595,561	571,208	593,495	567,841

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(.11)	$.07	$.11	$.41
Income (loss) from discontinued operations	(.02)	—	(.02)	—

Net income (loss)	$(.13)	$.07	$.09	$.41

Weighted-average shares (thousands)	595,561	578,902	598,634	602,956

Cash dividends per common share	$.09	$.05	$.165	$.10
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per-share amounts)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$980.4	$1,597.2
Restricted cash	79.7	92.9
Accounts and notes receivable (net of allowance of $21.1 in 2006 and $86.6 in 2005)	1,164.9	1,613.8
Inventories	307.7	272.6
Derivative assets	2,725.2	5,299.7
Margin deposits	273.5	349.2
Assets of discontinued operations	12.8	12.8
Deferred income taxes	314.1	241.0
Other current assets and deferred charges	565.4	218.1

Total current assets	6,423.7	9,697.3

Restricted cash	38.2	36.5
Investments	933.7	887.8
Property, plant and equipment — net	13,004.0	12,409.2
Derivative assets	3,427.3	4,656.9
Goodwill	1,014.5	1,014.5
Other assets and deferred charges	775.8	740.4

Total assets	$25,617.2	$29,442.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$971.3	$1,360.6
Accrued liabilities	1,293.3	1,121.9
Customer margin deposits payable	32.3	320.7
Liabilities of discontinued operations	1.2	1.2
Derivative liabilities	2,770.8	5,523.2
Long-term debt due within one year	170.7	122.6

Total current liabilities	5,239.6	8,450.2

Long-term debt	7,292.6	7,590.5
Deferred income taxes	2,752.9	2,508.9
Derivative liabilities	3,070.5	4,331.1
Other liabilities and deferred income	941.4	920.3
Contingent liabilities and commitments (Note 11)
Minority interests in consolidated subsidiaries	437.9	214.1

Stockholders’ equity
Common stock (960 million shares authorized at $1 par value; 601.2 million issued at June 30, 2006 and 579.1 million shares issued at December 31, 2005)	601.2	579.1
Capital in excess of par value	6,560.9	6,327.8
Accumulated deficit	(1,178.3)	(1,135.9)
Accumulated other comprehensive loss	(60.2)	(297.8)
Other	(.1)	(4.5)

	5,923.5	5,468.7
Less treasury stock, at cost (5.7 million shares of common stock in 2006 and 2005)	(41.2)	(41.2)

Total stockholders’ equity	5,882.3	5,427.5

Total liabilities and stockholders’ equity	$25,617.2	$29,442.6

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in millions)	2006	2005
OPERATING ACTIVITIES:
Net income	$55.9	$242.4
Adjustments to reconcile to net cash provided by operations:
Loss from discontinued operations	11.3	.5
Depreciation, depletion and amortization	407.5	356.3
Accrual for securities litigation settlement and related costs	161.9	—
Provision for deferred income taxes	47.6	149.6
Provision for loss on investments, property and other assets	4.0	53.5
Net gain on disposition of assets	(9.8)	(20.7)
Early debt retirement costs	31.4	—
Minority interest in income of consolidated subsidiaries	15.4	10.0
Amortization of stock-based awards	21.4	6.8
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	440.7	172.7
Inventories	(35.0)	1.6
Margin deposits and customer margin deposits payable	(212.7)	74.6
Other current assets and deferred charges	(61.0)	(7.2)
Accounts payable	(300.7)	(126.8)
Accrued liabilities	(67.0)	(68.9)
Changes in current and noncurrent derivative assets and liabilities	158.8	(27.3)
Other, including changes in noncurrent assets and liabilities	3.6	(23.8)

Net cash provided by operating activities	673.3	793.3

FINANCING ACTIVITIES:
Proceeds from long-term debt	699.4	—
Payments of long-term debt	(728.2)	(220.7)
Proceeds from issuance of common stock	15.0	296.6
Proceeds from sale of limited partner units of consolidated partnership	225.2	—
Tax benefit of stock-based awards	5.2	—
Payments for debt issuance costs and amendment fees	(26.9)	(19.4)
Premiums paid on early debt retirement	(25.8)	—
Dividends paid	(98.2)	(57.1)
Dividends and distributions paid to minority interests	(16.8)	(14.3)
Changes in restricted cash	7.1	21.2
Changes in cash overdrafts	(63.4)	26.9
Other — net	(1.1)	—

Net cash provided (used) by financing activities	(8.5)	33.2

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(1,002.6)	(516.6)
Proceeds from dispositions	3.7	9.6
Proceeds from contract termination payment	3.3	87.9
Purchases of investments/advances to affiliates	(36.5)	(81.9)
Purchases of auction rate securities	(327.3)	(155.3)
Proceeds from sales of auction rate securities	21.8	100.3
Proceeds received on sale of note from WilTel	—	54.7
Proceeds from dispositions of investments and other assets	51.3	35.4
Other — net	4.7	6.6

Net cash used by investing activities	(1,281.6)	(459.3)

Increase (decrease) in cash and cash equivalents	(616.8)	367.2
Cash and cash equivalents at beginning of period	1,597.2	930.0

Cash and cash equivalents at end of period	$980.4	$1,297.2

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. General
     Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments that, in the opinion of our management, are necessary to present fairly our financial position at June 30, 2006, and results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.
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
     In February 2005, we formed Williams Partners L.P., a limited partnership engaged in the business of gathering, transporting and processing natural gas and fractionating and storing natural gas liquids. In August 2005, we completed our initial public offering of five million common units of Williams Partners L.P. We currently own approximately 39 percent of Williams Partners L.P., including the interests of the general partner, which is wholly-owned by us. Considering the presumption of control of the general partner in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” Williams Partners L.P. is consolidated within our Midstream Gas & Liquids (Midstream) segment.

Notes (Continued)
Note 3. Asset Sales, Impairments and Other Accruals
     Significant gains or losses from asset sales, impairments and other accruals or adjustments reflected in our Consolidated Statement of Operations are included in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions)		(Millions)
Costs and operating expenses:
Gas Pipeline
Adjustments to correct the carrying value of certain liabilities recorded in prior periods	$—	$4.6	$—	$12.1

Selling, general and administrative expenses:
Gas Pipeline
Adjustments to correct the carrying value of certain liabilities recorded in prior periods	—	—	—	5.6
Reduction in pension expense for the cumulative impact of correcting an error attributable to 2003 and 2004	—	17.1	—	17.1

Other expense — net (within segment costs and expenses):
Midstream
Accrual for Gulf Liquids litigation contingency. Associated with this contingency is an interest expense accrual of $20 million, which is included in interest accrued (see Note 11)	68.0	—	68.0	—
Settlement of an international contract dispute	—	—	9.0	—
Gas Pipeline
Reversal of an accrued litigation contingency due to a favorable court ruling. Associated with this contingency reversal is $5 million of income due to reversing accrued interest, which is included in interest accrued	—	—	2.0	—
Power
Accrual for litigation contingencies	—	13.1	—	13.1

Securities litigation settlement and related costs (see Note 11)	160.7	—	161.9	—

Investing income (loss):
Midstream
Gain on sale of remaining interests in Mid-America Pipeline (MAPL) and Seminole Pipeline (Seminole)	—	8.6	—	8.6
Other
Impairment of investment in Longhorn Partners Pipeline L.P. (Longhorn)	—	(49.1)	—	(49.1)

Income (loss) from discontinued operations:
$19.2 million accrual for an adverse arbitration award related to our former chemical fertilizer business, net of taxes of $7.3 million (see Note 11)	(11.9)	—	(11.9)	—
Note 4. Provision for Income Taxes
     The provision for income taxes includes:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions)		(Millions)
Current:
Federal	$9.6	$3.0	$12.7	$7.3
State	9.1	2.8	11.7	8.0
Foreign	9.2	5.2	17.2	6.3

	27.9	11.0	41.6	21.6

Deferred:
Federal	(23.7)	36.2	32.7	139.1
State	(8.4)	.1	4.2	16.1
Foreign	5.1	(5.6)	10.7	(5.6)

	(27.0)	30.7	47.6	149.6

Total provision	$0.9	$41.7	$89.2	$171.2

Notes (Continued)
     We have a tax provision on a pre-tax loss for the three months ended June 30, 2006, due primarily to the effect of net foreign operations, estimated nondeductible expenses associated with our securities litigation settlement and fees, and nondeductible expenses associated with the first quarter 2006 conversion of convertible debentures.
     The effective income tax rate for the six months ended June 30, 2006, is greater than the federal statutory rate due primarily to the effect of state income taxes, net foreign operations, estimated nondeductible expenses associated with our securities litigation settlement and fees, and nondeductible expenses associated with the conversion of convertible debentures.
     The effective income tax rate for the three and six months ended June 30, 2005, is greater than the federal statutory rate due primarily to the effect of state income taxes, nondeductible expenses and an accrual for income tax contingencies.
Note 5. Earnings (Loss) Per Common Share from Continuing Operations
     Basic and diluted earnings (loss) per common share are computed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions,		(Dollars in millions,
	except per-share		except per-share
	amounts; shares in		amounts; shares in
	thousands)		thousands)
Income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share (1)	$(63.9)	$40.7	$67.2	$242.9

Basic weighted-average shares (2)	595,561	571,208	593,495	567,841
Effect of dilutive securities:
Unvested deferred shares (3)	—	2,980	865	2,774
Stock options	—	4,714	4,274	4,793
Convertible debentures	—	—	—	27,548

Diluted weighted-average shares	595,561	578,902	598,634	602,956

Earnings (loss) per share from continuing operations:
Basic	$(.11)	$.07	$.11	$.43
Diluted	$(.11)	$.07	$.11	$.41

(1)	Six months ended June 30, 2005, includes $5.1 million of interest expense, net of tax, associated with the convertible debentures. This amount has been added back to income (loss) from continuing operations available to common stockholders to calculate diluted earnings per common share.

(2)	During January 2006, we issued 20.2 million shares of common stock related to a conversion offer for our 5.5 percent convertible debentures (see Note 10).

(3)	The unvested deferred shares outstanding at June 30, 2006, will vest over a period from August 2006 through June 2009. Excludes .9 million of unvested deferred shares for the three months ending June 30, 2006.
     Approximately 7.3 million, 8.9 million and 27.5 million weighted-average shares related to the assumed conversion of convertible debentures, as well as the related interest, have been excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2006 and the three months ended June 30, 2005, respectively. Inclusion of these shares would have an antidilutive effect on diluted earnings per common share. If no other components used to calculate diluted earnings per common share change, we estimate the assumed conversion of convertible debentures would have become dilutive and therefore be included in diluted earnings per common share at an income from continuing operations available to common stockholders amount of $55.6 million and $112.3 million for the three and six months ended June 30, 2006, and $53.5 million for the three months ended June 30, 2005.

Notes (Continued)
     The table below includes information related to options that were outstanding at June 30 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the second quarter weighted-average market price of our common shares.

	June 30,	June 30,
	2006	2005
Options excluded (millions)	$4.3	$8.8
Weighted-average exercise prices of options excluded	$35.29	$28.31
Exercise price ranges of options excluded	$22.12-$42.29	$18.15-$42.29
Second quarter weighted-average market price	$21.96	$18.12
     In addition, 4.3 million options with exercise prices less than the second quarter weighted-average market price have been excluded from the computation of the 2006 weighted-average stock options due to the shares being anti-dilutive as a result of our adoption of Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), during the first quarter of 2006 (see Note 7). These excluded shares have a weighted-average exercise price of $19.91.
Note 6. Employee Benefit Plans
     Net periodic pension expense (income) and other postretirement benefit expense for the three and six months ended June 30, 2006 and 2005 are as follows:

	Pension Benefits
	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
	(Millions)		(Millions)
Components of net periodic pension expense (income):
Service cost	$5.4	$4.7	$11.1	$10.8
Interest cost	13.1	11.8	24.9	23.8
Expected return on plan assets	(16.5)	(20.3)	(33.4)	(35.5)
Amortization of prior service cost (credit)	(.2)	.2	(.3)	(.2)
Recognized net actuarial (gain) loss	5.7	(13.2)	9.5	(10.0)
Regulatory asset amortization (deferral)	—	(.9)	(.1)	(.4)
Settlement/curtailment expense	—	.7	—	2.6

Net periodic pension expense (income)	$7.5	$(17.0)	$11.7	$(8.9)

	Other Postretirement Benefits
	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
	(Millions)		(Millions)
Components of net periodic other postretirement benefit expense:
Service cost	$.7	$.6	$1.6	$1.5
Interest cost	3.4	5.1	8.6	8.8
Expected return on plan assets	(2.7)	(2.4)	(5.6)	(5.7)
Amortization of prior service credit	(.1)	(2.9)	(.2)	(4.1)
Recognized net actuarial (gain) loss	(.9)	1.5	—	1.5
Regulatory asset amortization	2.0	2.2	3.6	3.8

Net periodic other postretirement benefit expense	$2.4	$4.1	$8.0	$5.8

     Net periodic pension expense (income) for the three and six months ended June 30, 2005, includes a $17.1 million reduction to expense to record the cumulative impact of a correction of an error determined to have occurred in 2003 and 2004. The error was associated with our third-party actuarial computation of annual net periodic pension expense which resulted from the identification of errors in certain Transcontinental Gas Pipe Line Corporation (Transco) participant data involving annuity contract information utilized for 2003 and 2004. The adjustment is reflected as $16.1 million within recognized net actuarial (gain) loss and $1 million within regulatory asset amortization (deferral).
     Through June 30, 2006, we have contributed $2.9 million to our pension plans and $7.4 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $14 million to our pension plans in 2006 for a total of approximately $17 million. We presently anticipate making additional contributions of approximately $8 million to our other postretirement benefit plans in 2006 for a total of approximately $15 million.

Notes (Continued)
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
     The Plan permits the granting of various types of awards including, but not limited to, stock options and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved. At June 30, 2006, 43.3 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 19.8 million shares were available for future grants. At December 31, 2005, 45 million shares of our common stock were reserved for issuance, of which 21.6 million were available for future grants.
Accounting for Stock-Based Compensation
     Prior to January 1, 2006, we accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Compensation cost for stock options was not recognized in the Consolidated Statement of Operations for the six months ending June 30, 2005, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for deferred share awards. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective method. Under this method, compensation cost recognized in the first six months of 2006 includes: (1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     Total stock-based compensation expense for the three and six months ending June 30, 2006, was $10.9 million and $21.4 million, respectively. The year-to-date amount reflects a reduction of $.3 million of previously recognized compensation cost for deferred share awards related to the estimated number of awards expected to be forfeited. This adjustment is not considered material for reporting as a cumulative effect of a change in accounting principle. Measured but unrecognized stock-based compensation expense at June 30, 2006, was approximately $70 million, which does not include the effect of estimated forfeitures of $2.6 million. This amount is comprised of approximately $21 million related to stock options and approximately $49 million related to deferred shares. These amounts are expected to be recognized over a weighted-average period of two years.
     As a result of adopting SFAS No. 123(R), our income (loss) from continuing operations before income taxes and net income (loss) for the three months ending June 30, 2006, are approximately $4.3 million and $2.7 million lower, respectively, and for the six months ending June 30, 2006, are approximately $10.6 million and $6.6 million lower, respectively, than if we continued to account for share-based compensation under APB No. 25. For the six months ending June 30, 2006, basic and diluted earnings per share are $.01 lower due to the implementation of SFAS No. 123(R).
     The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions to SFAS No. 123 to options granted under the Plan for the three and six months ending June 30, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing model and amortized to expense over the vesting period of the options.

Notes (Continued)

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(Dollars in millions, except	(Dollars in millions, except
	per share amounts)	per share amounts)
Net income, as reported	$41.3	$242.4
Add: Stock-based employee compensation expense included in the Consolidated Statement of Operations, net of related tax effects	2.2	4.0
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.6)	(8.0)

Pro forma net income	$40.9	$238.4

Earnings per share:
Basic-as reported	$.07	$.43
Basic-pro forma	$.07	$.42
Diluted-as reported	$.07	$.41
Diluted-pro forma	$.07	$.40
Stock Options
     Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Stock options generally become exercisable over a three-year period from the date of grant and generally expire ten years after the grant.
     The following summary reflects stock option activity and related information for the six-month period ending June 30, 2006.

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Stock Options	Options	Price	Value
	(Millions)		(Millions)
Outstanding at December 31, 2005	20.4	$16.63
Granted	1.2	$21.62
Exercised	(1.4)	$11.09	$15.0

Cancelled	(.5)	$30.35

Outstanding at June 30, 2006	19.7	$16.97	$159.6

Exercisable at June 30, 2006	15.1	$16.93	$136.2

     The following summary provides additional information about stock options that are outstanding and exercisable at June 30, 2006.

	Stock Options Outstanding			Stock Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Options	Price	Life	Options	Price	Life
	(Millions)		(Years)	(Millions)		(Years)
$ 2.27 to $10.00	9.4	$7.14	6.2	8.0	$6.67	6.0
$10.38 to $16.40	1.2	$15.50	3.9	1.2	$15.56	3.8
$17.10 to $31.58	5.8	$21.30	7.1	2.6	$22.79	4.7
$33.51 to $42.28	3.3	$37.63	2.0	3.3	$37.63	2.0

Total	19.7	$16.97	5.6	15.1	$16.93	4.7

Notes (Continued)
     The estimated weighted-average grant-date fair value of stock options granted during the first six months of 2006 is $8.34 per share. We used the Black-Scholes option pricing model to estimate the grant-date fair value of each stock option granted. The fair values of options granted during the first six months of 2006 were estimated using the following assumptions:

Expected dividend yield	1.42%
Expected volatility	36.3%
Risk-free interest rate	4.65%
Expected life (years)	6.5
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
     Cash received from stock option exercises was $15 million during the first six months of 2006.
Nonvested Deferred Shares
     Deferred shares are generally valued at market value on the grant date of the award and generally vest over three years. Deferred share expense, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.
     The following summary reflects nonvested deferred share activity and related information for the six-month period ended June 30, 2006.

		Weighted-
		Average
Deferred Shares	Shares	Fair Value*
	(Millions)
Nonvested at December 31, 2005	2.8	$14.60
Granted	1.4	$21.73
Forfeited	(.1)	$17.68
Vested	(.6)	$9.50

Nonvested at June 30, 2006	3.5	$18.21

*	Performance-based shares are valued at the end-of-period market price. All other shares are valued at the grant-date market price.
     The total market value of shares vested and issued during the first six months of 2006 was approximately $11.4 million.
     Performance-based share awards issued under the Plan represent 33 percent of nonvested deferred shares outstanding at June 30, 2006. These awards are generally earned at the end of a three-year period based on actual performance against a performance target. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original award amount.
Note 8. Inventories
     Inventories at June 30, 2006 and December 31, 2005 are:

	June 30,	December 31,
	2006	2005
	(Millions)
Natural gas in underground storage	$135.7	$90.4
Materials, supplies and other	86.1	82.2
Natural gas liquids	85.9	100.0

	$307.7	$272.6

Notes (Continued)
Note 9. Debt and Banking Arrangements
Long-Term Debt
   Revolving credit and letter of credit facilities (credit facilities)
     In May 2006, we obtained an unsecured, three-year, $1.5 billion revolving credit facility, replacing our $1.275 billion secured revolving credit facility. The new unsecured facility contains similar terms and financial covenants as the secured facility, but contains additional restrictions on asset sales, certain subsidiary debt and sale-leaseback transactions. The facility is guaranteed by Williams Gas Pipeline Company, LLC and we guarantee obligations of Williams Partner L.P. for up to $75 million. Northwest Pipeline Corporation (Northwest Pipeline) and Transco each have access to $400 million and Williams Partners L.P. has access to $75 million under the facility to the extent not otherwise utilized by us. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. We are required to pay a commitment fee (currently .25 percent annually) based on the unused portion of the facility. The margins and commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. Significant financial covenants under the credit agreement include the following:
•	Our ratio of debt to capitalization must be no greater than 65 percent;

•	Ratio of debt to capitalization must be no greater than 55 percent for Northwest Pipeline and Transco;

•	Our ratio of EBITDA to interest, on a rolling four quarter basis, must be no less than 2.5 for the period ending December 31, 2007 and 3.0 for the remaining term of the agreement.
     At June 30, 2006, no loans are outstanding under our credit facilities. Letters of credit issued under our facilities are:

Letters of Credit at
June 30, 2006
(Millions)
$500 million unsecured credit facilities	$411.6
$700 million unsecured credit facilities	$439.1
$1.5 billion unsecured credit facility	$107.1
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
     In April 2006, Transco issued $200 million aggregate principal amount of 6.4 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement.
     In April 2006, we retired a secured floating-rate term loan for $488.9 million, including outstanding principal and accrued interest. The loan was due in 2008 and secured by substantially all of the assets of Williams Production RMT Company. The loan was retired using a combination of cash and revolving credit borrowings.
     In June 2006, Williams Partners L.P. completed its acquisition of 25.1 percent of our interest in Williams Four Corners LLC for $360 million. The acquisition was completed after successfully closing a $150 million private debt offering of 7.5 percent senior unsecured notes due 2011 and an equity offering of approximately $225 million in net proceeds. The debt and equity issued by Williams Partners L.P. is reported as a component of our consolidated debt balance and minority interest balance, respectively. Williams Four Corners LLC owns certain gathering, processing and treating assets in the San Juan Basin in Colorado and New Mexico.
     In June 2006, Northwest Pipeline issued $175 million aggregate principal amount of 7 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement.

Notes (Continued)
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
Note 11. Contingent Liabilities and Commitments
Rate and Regulatory Matters and Related Litigation
     Our interstate pipeline subsidiaries have various regulatory proceedings pending. As a result of rulings in certain of these proceedings, a portion of the revenues of these subsidiaries has been collected subject to refund. The natural gas pipeline subsidiaries have accrued approximately $7 million for potential refunds as of June 30, 2006.
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
   Refund proceedings
     Although we entered into the State Settlement and Utilities Settlement, which resolved the refund issues among the settling parties, we continue to have potential refund exposure to nonsettling parties, such as various California end users that did not participate in the Utilities Settlement. As a part of the Utilities Settlement, we funded escrow accounts that we anticipate will satisfy any ultimate refund determinations in favor of the nonsettling parties. We are also owed interest from counterparties in the California market during the refund period for which we have recorded a receivable totaling approximately $30 million at June 30, 2006. Collection of the interest is subject to the conclusion of this proceeding. Therefore, we continue to participate in the FERC refund case and related proceedings. Challenges to virtually every aspect of the refund proceeding, including the refund period, were made to the Ninth Circuit Court of Appeals. On August 2, 2006, the Ninth Circuit issued its order that largely upheld the FERC’s prior rulings, but it expanded the types of transactions that were made subject to refund. Because of our settlement, we do not expect this decision will have a material impact on us. As part of the State Settlement, an additional $60 million, previously accrued, remains to be paid to the California Attorney General (or his designee) over the next four years, with the final payment of $15 million due on January 1, 2010.
Reporting of Natural Gas-Related Information to Trade Publications
     We disclosed on October 25, 2002, that certain of our natural gas traders had reported inaccurate information to a trade publication that published gas price indices. In 2002, we received a subpoena from a federal grand jury in northern California seeking documents related to our involvement in California markets, including our reporting to trade publications for both gas and power transactions. We have completed our response to the subpoena. Three former traders with Power have pled guilty to manipulation of gas prices through misreporting to an industry trade periodical. On February 21, 2006, we entered into a deferred prosecution agreement with the Department of Justice (DOJ) that is intended to resolve this matter. The agreement obligated us to pay a total of $50 million, of which $20 million was paid in March 2006. The remaining $30 million must be paid by March 2007. Absent a breach, the agreement will expire 15 months from the date of execution and no further action will be taken by the DOJ.

Notes (Continued)
     Civil suits based on allegations of manipulating the gas indices have been brought against us and others, in each case seeking an unspecified amount of damages. We are currently a defendant in:
•	Federal court in New York based on an allegation of manipulation of the NYMEX gas market. We reached a settlement of this matter for $9.15 million which we paid into escrow in April 2006 subject to final court approval. The court issued a final approval of the settlement on May 24, 2006.

•	Class action litigation in federal court in Nevada alleging that we manipulated gas prices for direct purchasers of gas in California. We have reached settlement of this matter for $2.4 million. Legal documents will be filed with the court and the settlement is subject to court approval.

•	Class action litigation in state court in California alleging that we manipulated prices for indirect purchasers of gas in California. We have reached settlement of this matter for $15.6 million. Legal documents will be filed with the court and the settlement is subject to court approval.

•	State court in California on behalf of certain individual gas users.

•	Class action litigation in state court in Colorado, Kansas, and Tennessee brought on behalf of indirect purchasers of gas in those states.
It is reasonably possible that additional amounts may be necessary to resolve the remaining outstanding litigation in this area.
Mobile Bay Expansion
     In December 2002, an administrative law judge at the FERC issued an initial decision in Transco’s general rate case which, among other things, rejected the recovery of the costs of Transco’s Mobile Bay expansion project from its shippers on a “rolled-in” basis and found that incremental pricing for the Mobile Bay expansion project is just and reasonable. In March 2004, the FERC issued an Order on Initial Decision in which it reversed certain parts of the administrative law judge’s decision and accepted Transco’s proposal for rolled-in rates. Power holds long-term transportation capacity on the Mobile Bay expansion project. If the FERC had adopted the decision of the administrative law judge on the pricing of the Mobile Bay expansion project and also required that the decision be implemented effective September 1, 2001, Power could have been subject to surcharges of approximately $86 million, excluding interest, through June 30, 2006, in addition to increased costs going forward. Certain parties have filed appeals in federal court seeking to have the FERC’s ruling on the rolled-in rates overturned.
Enron Bankruptcy
     We have outstanding claims against Enron Corp. and various of its subsidiaries (collectively “Enron”) related to its bankruptcy filed in December 2001. In 2002, we sold $100 million of our claims against Enron to a third party for $24.5 million. In 2003, Enron filed objections to these claims. We have resolved Enron’s objections, subject to court approval. Pursuant to the sales agreement, the purchaser of the claims has demanded repayment of the purchase price for the reduced portions of the claims. We have disputed the amount of the claim and are negotiating with the purchaser regarding potential payment obligations.
Environmental Matters
   Continuing operations
     Since 1989, our Transco subsidiary has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of its sites. Transco has identified polychlorinated biphenyl (PCB) contamination in compressor systems, soils and related properties at certain compressor station sites. Transco has also been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, Transco commenced negotiations with certain environmental authorities and other programs concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. The costs of any such remediation will depend upon the scope of the remediation. At June 30, 2006, we had accrued

Notes (Continued)
liabilities of $14 million related to PCB contamination, potential mercury contamination, and other toxic and hazardous substances. Transco has been identified as a potentially responsible party at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, we have estimated our aggregate exposure for remediation of these sites to be less than $500,000, which is included in the environmental accrual discussed above.
     Beginning in the mid-1980’s, our Northwest Pipeline subsidiary evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Consistent with other natural gas transmission companies, Northwest Pipeline identified PCB contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest Pipeline identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s and Northwest Pipeline conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest Pipeline to reevaluate its previous mercury clean-ups in Washington. Currently, Northwest Pipeline is assessing the actions needed for the sites to comply with Washington’s current environmental standards. At June 30, 2006, we have accrued liabilities totaling approximately $4 million for these costs. We expect that these costs will be recoverable through Northwest Pipeline’s rates.
     We also accrue environmental remediation costs for our natural gas gathering and processing facilities, primarily related to soil and groundwater contamination. At June 30, 2006, we have accrued liabilities totaling approximately $7 million for these costs.
     In August 2005, our subsidiary, Williams Production RMT Company, voluntarily disclosed to the Colorado Department of Public Health and Environment (CDPHE) two air permit violations. In October 2005, the CDPHE responded to our disclosure indicating that penalty immunity is not available in the matter and that it will seek resolution through a Compliance Order on Consent. We continue to believe that our voluntary self-evaluation and disclosure qualifies for penalty immunity. Negotiations with the CDPHE are ongoing.
     In March 2006, the CDPHE issued a notice of violation (NOV) to Williams Production RMT Company related to our operating permit for the Rulison oil separation and evaporation facility. On April 12, 2006, we met with the CDPHE to discuss the allegations contained in the NOV. In May 2006, we provided additional information to the agency regarding the emission estimates for operations from 1997 through 2003 and applied for updated permits.
     In July 2006, the CDPHE issued an NOV to Williams Production RMT Company related to operating permits for its Roan Cliffs and Hayburn Gas Plants in Garfield County, Colorado. We will meet with the CDPHE in August 2006 to discuss the allegations contained in the NOV.
     On July 2, 2001, the EPA issued an information request asking for information on oil releases and discharges in any amount from our pipelines, pipeline systems, and pipeline facilities used in the movement of oil or petroleum products, during the period from July 1, 1998 through July 2, 2001. In November 2001, we furnished our response. On March 11, 2004, the DOJ invited the new owner of Williams Energy Partners, Magellan Midstream Partners, L.P. (Magellan), to enter into negotiations regarding alleged violations of the Clean Water Act and to sign a tolling agreement. No penalty has been assessed by the EPA; however, the DOJ stated in its letter that the maximum possible penalties were approximately $22 million for the alleged violations. It is anticipated that by providing additional clarification and through negotiations with the EPA and DOJ, that any proposed penalty will be reduced. All our environmental indemnity obligations to Magellan were released in a May 26, 2004 buyout. After previous negotiations with the DOJ related to four release events not related to Magellan-owned assets and a subsequent year-long absence of activity, in April 2006, the DOJ asked us to discuss the Magellan obligations and our obligations including two 2006 spills at our Colorado and Wyoming facilities. On July 18, 2006, Williams provided information as requested to the DOJ regarding the 2006 spills.
   Former operations, including operations classified as discontinued
     In connection with the sale of certain assets and businesses, we have retained responsibility, through indemnification of the purchasers, for environmental and other liabilities existing at the time the sale was consummated, as described below.

Notes (Continued)
   Agrico
     In connection with the 1987 sale of the assets of Agrico Chemical Company, we agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations to the extent such costs exceed a specified amount. At June 30, 2006, we have accrued liabilities of approximately $9 million for such excess costs.
     We were involved in a dispute with a defendant in two class action damages lawsuits in Florida state court involving this former chemical fertilizer business. Settlement of both class actions was judicially approved in October 2004. We were not a named defendant in the settled lawsuits, but have contractual obligations to participate with the named defendants in the ongoing environmental remediation. One defendant sought indemnification of approximately $20 million from us as a result of the settlement. In November 2005, the court ordered us to arbitrate the indemnification dispute with the one defendant. The hearing before the arbitrator occurred on June 26, 2006. On July 5, 2006, the arbitrator ruled in favor of the one defendant, awarding its full claim of approximately $20 million to be paid by us. As a result, we recorded a pre-tax charge of $19.2 million within discontinued operations in the second quarter of 2006.
   Other
     At June 30, 2006, we have accrued environmental liabilities totaling approximately $26 million related primarily to our:
•	Potential indemnification obligations to purchasers of our former retail petroleum and refining operations;

•	Former propane marketing operations, bio-energy facilities, petroleum products and natural gas pipelines;

•	Discontinued petroleum refining facilities;

•	Former exploration and production and mining operations.
     These costs include certain conditions at specified locations related primarily to soil and groundwater contamination and any penalty assessed on Williams Refining & Marketing, L.L.C. (Williams Refining) associated with noncompliance with the EPA’s National Emission Standards for Hazardous Air Pollutants (NESHAP). In 2002, Williams Refining submitted a self-disclosure letter to the EPA indicating noncompliance with those regulations. This unintentional noncompliance had occurred due to a regulatory interpretation that resulted in under-counting the total annual benzene level at Williams Refining’s Memphis refinery. Also in 2002, the EPA conducted an all-media audit of the Memphis refinery. In 2004, Williams Refining and the new owner of the Memphis refinery met with the EPA and the DOJ to discuss alleged violations and proposed penalties due to noncompliance issues identified in the report, including the benzene NESHAP issue. In July 2006, we finalized our agreements that resolved both the government’s claims against us for alleged violations and an indemnity dispute with the purchaser in connection with our 2003 sale of the Memphis refinery. The total settlement of approximately $3 million was fully accrued at June 30, 2006.
     In 2004, the Oklahoma Department of Environmental Quality (ODEQ) issued a NOV alleging various air permit violations associated with our operation of the Dry Trail gas processing plant prior to our sale of the facility. The NOV was issued to our subsidiary, Williams Field Services Company, and the purchaser of the plant. On April 14, 2005, the ODEQ issued a letter to the current Dry Trail plant owners assessing a penalty under the NOV of approximately $750,000. The current owner has asserted an indemnification claim to us for payment of the penalty. We and the current owner entered into an indemnity settlement under which we are responsible for payment of the penalty while the current owner is responsible for all forward costs of compliance. On June 6, 2006, we settled all issues with the ODEQ. The total settlement of approximately $249,000 was fully accrued at June 30, 2006.
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

Notes (Continued)
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
     On August 6, 2002, Jack J. Grynberg, and Celeste C. Grynberg, Trustee on Behalf of the Rachel Susan Grynberg Trust, and the Stephen Mark Grynberg Trust, served us and one of our Exploration & Production subsidiaries with a complaint in the state court in Denver, Colorado. The complaint alleges that we have used mismeasurement

Notes (Continued)
techniques that distort the BTU heating content of natural gas, resulting in the alleged underpayment of royalties to Grynberg and other independent natural gas producers. The complaint also alleges that we inappropriately took deductions from the gross value of their natural gas and made other royalty valuation errors. Under various theories of relief, the plaintiff is seeking actual damages of between $2 million and $20 million based on interest rate variations and punitive damages in the amount of approximately $1.4 million. In 2004, Grynberg filed an amended complaint against one of our Exploration & Production subsidiaries. This subsidiary filed an answer in January 2005, denying liability for the damages claimed. Trial in this case was originally set for May 2006, but the parties have negotiated an agreement dismissing the measurement claims and deferring further proceedings on the royalty claims until resolution of an appeal in another case.
   Securities class actions
     Numerous shareholder class action suits were filed against us in 2002 in the United States District Court for the Northern District of Oklahoma. The majority of the suits allege that we and co-defendants, WilTel Communications (WilTel), previously an owned subsidiary known as Williams Communications, and certain corporate officers, have acted jointly and separately to inflate the stock price of both companies. Other suits allege similar causes of action related to a public offering in early January 2002 known as the FELINE PACS offering. These cases were also filed in 2002 against us, certain corporate officers, all members of our board of directors and all of the offerings’ underwriters. WilTel is no longer a defendant as a result of its bankruptcy. These cases have all been consolidated and an order has been issued requiring separate amended consolidated complaints by our equity holders and WilTel equity holders. The underwriter defendants have requested indemnification and defense from these cases. If we grant the requested indemnifications to the underwriters, any related settlement costs will not be covered by our insurance policies. We are currently covering the cost of defending the underwriters. In 2002, the amended complaints of the WilTel securities holders and of our securities holders added numerous claims related to Power. On June 13, 2006, we announced that we had reached an agreement-in-principle to settle the claims of our securities holders for a total payment of $290 million. Of the total settlement amount, we expect to pay approximately $150 million in cash to fund the settlement, and expect the balance to be funded by our insurers. Payment will be made after the filing of definitive settlement documents with the court and the issuance of an order granting preliminary approval of the settlement. The exact amount of our payment is subject to final determination and timing of certain insurer coverage allocations. We have entered into indemnity agreements with certain of our insurers to ensure their timely payment related to this settlement. The carrying value of our estimated liability related to these agreements is immaterial as we believe the likelihood of any future performance is remote. As of June 30, 2006, we have accrued approximately $162 million for this settlement and related costs.
     Settlement discussions with the WilTel equity holders are ongoing, and the trial has been set to begin on January 17, 2007. Any obligation of ours to the WilTel equity holders as a result of a settlement or as a result of trial will not likely be covered by insurance, as we expect our insurance coverage to be fully utilized for the settlement described above.
     Derivative shareholder suits have been filed in state court in Oklahoma all based on similar allegations. The state court approved motions to consolidate and to stay these Oklahoma suits pending action by the federal court in the shareholder suits. On July 17, 2006, we reached an agreement-in-principle to settle the derivative suits. Under the terms of this settlement, we agreed to certain corporate governance and internal control enhancements, which have already been implemented, and to reimburse the plaintiffs’ attorney fees and expenses in an amount not to exceed $1.2 million which will be covered by insurance. The definitive settlement agreement will be subject to court approval.
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

Notes (Continued)
   TAPS Quality Bank
     One of our subsidiaries, Williams Alaska Petroleum, Inc. (WAPI), is actively engaged in administrative litigation being conducted jointly by the FERC and the Regulatory Commission of Alaska (RCA) concerning the Trans-Alaska Pipeline System (TAPS) Quality Bank. Primary issues being litigated include the appropriate valuation of the naphtha, heavy distillate, vacuum gas oil and residual product cuts within the TAPS Quality Bank as well as the appropriate retroactive effects of the determinations. Due to the sale of WAPI’s interests on March 31, 2004, no future Quality Bank liability will accrue but we are responsible for any liability that existed as of that date including potential liability for any retroactive payments that might be awarded in these proceedings for the period prior to March 31, 2004. In the third quarter of 2004, the FERC and RCA presiding administrative law judges rendered their joint and individual initial decisions. The initial decisions set forth methodologies for determining the valuations of the product cuts under review and also approved the retroactive application of the approved methodologies for the heavy distillate and residual product cuts. In 2004, we accrued approximately $134 million based on our computation and assessment of ultimate ruling terms that were considered probable.
     The FERC and the RCA completed their reviews of the initial decisions and in 2005 issued substantially similar orders generally affirming the initial decisions. On June 1, 2006, the FERC, after two sets of rehearing requests, entered its final order (FERC Final Order). During this administrative rehearing process all other appeals of the initial decisions were stayed including ExxonMobil’s appeal to the D.C. Circuit Court of Appeals asserting that the FERC’s reliance on the Highway Reauthorization Act as the basis for limiting the retroactive effect violates, among other things, the separation of powers under the U.S. Constitution by interfering with the FERC’s independent decision-making role. ExxonMobil filed a similar appeal in the Alaska Superior Court. We also appealed the FERC’s order to the extent of its ruling on the West Coast Heavy Distillate component. Stays on those appeals have been lifted, and any appeals of the FERC’s Final Order must be filed by August 1, 2006.
     We expect that the Quality Bank Administrator will determine and invoice for amounts due based on the FERC Final Order during the fourth quarter 2006. At such time, we will be required to pay the invoiced amount, subject to any appeals of the FERC Final Order.
   Redondo Beach taxes
     On February 5, 2005, Power received a tax assessment letter, addressed to AES Redondo Beach, L.L.C. and Power, from the city of Redondo Beach, California, in which the city asserted that approximately $33 million in back taxes and approximately $39 million in interest and penalties are owed related to natural gas used at the generating facility operated by AES Redondo Beach. Hearings were held in July and on September 23, 2005, the tax administrator for the city issued a decision in which he found Power jointly and severally liable with AES Redondo Beach for back taxes of approximately $36 million and interest and penalties of approximately $21 million. Both Power and AES Redondo Beach have filed notices of appeal that will be heard at the city level pursuant to a schedule that called for a final determination by May 19, 2006. While no final determination has been made to date, it is anticipated that Power and AES Redondo Beach will be required to pay the full amount of any final determination prior to further appeal to the California state courts.
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

Notes (Continued)
to a sharing arrangement with XL Insurance Company. The contractors and sureties are asserting both contract and tort claims, some of which appear to be duplicative, against Gulf Liquids, Power, and others. The requested contractual and extra-contractual damages range from $20 million to $90 million. The cases filed in Harris County, Texas, have been consolidated.
     The jury returned its actual damages verdict against Power and Gulf Liquids on July 31, 2006 and its related punitive damages verdict on August 1, 2006. The court is not expected to enter any judgment until later in the third or fourth quarter of 2006. Based on our interpretation of the jury verdicts, we have estimated potential future exposure for actual damages of approximately $68 million plus potential interest of approximately $20 million, all of which have been accrued in second quarter 2006. In addition, it is reasonably possible that any ultimate judgment may include additional amounts in excess of our accrual totaling approximately $185 million which primarily represents our estimate of potential punitive damage exposure under Texas law.
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
Other Divestiture Indemnifications
     Pursuant to various purchase and sale agreements relating to divested businesses and assets, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, environmental matters, right of way and other representations that we have provided. At June 30, 2006, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on results of operations in the period in which the claim is made.
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
Commitments
     Power has entered into certain contracts giving it the right to receive fuel conversion services as well as certain other services associated with electric generation facilities that are currently in operation throughout the continental United States. At June 30, 2006, Power’s estimated committed payments under these contracts range from approximately $215 million to $425 million annually through 2017 and decline over the remaining five years to $59 million in 2022. Total committed payments under these contracts over the next sixteen years are approximately $5.7 billion.

Notes (Continued)
Guarantees
     In connection with agreements executed prior to our acquisition of Transco to resolve take-or-pay and other contract claims and to amend gas purchase contracts, Transco entered into certain settlements with producers which may require the indemnification of certain claims for additional royalties that the producers may be required to pay as a result of such settlements. Transco, through its agent, Power, continues to purchase gas under contracts which extend, in some cases, through the life of the associated gas reserves. Certain of these contracts contain royalty indemnification provisions that have no carrying value. Producers have received certain demands and may receive other demands, which could result in claims pursuant to royalty indemnification provisions. Indemnification for royalties will depend on, among other things, the specific lease provisions between the producer and the lessor and the terms of the agreement between the producer and Transco. Consequently, the potential maximum future payments under such indemnification provisions cannot be determined. However, management believes that the probability of material payments is remote.
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
     We have provided guarantees in the event of nonpayment by our previously owned communications subsidiary, WilTel, on certain lease performance obligations that extend through 2042. The maximum potential exposure is approximately $47 million at June 30, 2006. Our exposure declines systematically throughout the remaining term of WilTel’s obligations. The carrying value of these guarantees is approximately $42 million at June 30, 2006.
     We have provided guarantees on behalf of certain entities in which we have an equity ownership interest. These generally guarantee operating performance measures and the maximum potential future exposure cannot be determined. There are no expiration dates associated with these guarantees. No amounts have been accrued at June 30, 2006.
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

Notes (Continued)
Note 12. Comprehensive Income
     Comprehensive income is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions)		(Millions)
Net income (loss)	$(76.0)	$41.3	$55.9	$242.4
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	45.2	55.7	234.2	(272.9)
Net reclassification into earnings of derivative instrument losses	32.9	54.7	134.3	122.5
Foreign currency translation adjustments	12.5	(2.9)	10.3	(5.1)
Minimum pension liability adjustment	—	—	(.3)	—

Other comprehensive income (loss) before taxes	90.6	107.5	378.5	(155.5)
Income tax (provision) benefit on other comprehensive income (loss)	(29.8)	(42.3)	(140.9)	57.5

Other comprehensive income (loss)	60.8	65.2	237.6	(98.0)

Comprehensive income (loss)	$(15.2)	$106.5	$293.5	$144.4

     Unrealized gains (losses) on derivative instruments represents changes in the fair value of certain derivative contracts that have been designated as cash flow hedges. The net unrealized gains for the six months ending June 30, 2006, include net unrealized gains on forward power purchases and sales of approximately $94 million, net unrealized gains on forward natural gas purchases and sales of approximately $160 million, and net unrealized losses on forward natural gas liquids sales of approximately $21 million. Unrealized gains (losses) on derivative instruments for the three and six months ending June 30, 2006 and 2005 are primarily due to the effect of changes in the forward prices of these commodities relative to our hedge position.
     Our Midstream segment sells natural gas liquids produced by our processing plants. To reduce the exposure to changes in market prices, we enter into natural gas liquids swap agreements or forward contracts to fix the prices of anticipated sales of natural gas liquids. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of locational differences between the hedging derivative and the hedged item.
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

Notes (Continued)
     The following tables reflect the reconciliation of segment revenues and segment profit (loss) to revenues and operating income as reported in the Consolidated Statement of Operations.

	Exploration		Midstream
	&	Gas	Gas &
	Production	Pipeline	Liquids	Power	Other	Eliminations	Total
	(Millions)
Three months ended June 30, 2006
Segment revenues:
External	$(35.9)	$333.8	$1,029.6	$1,385.3	$2.3	$—	$2,715.1
Internal	378.2	3.5	13.9	221.7	4.2	(621.5)	—

Total revenues	$342.3	$337.3	$1,043.5	$1,607.0	$6.5	$(621.5)	$2,715.1

Segment profit (loss)	$119.8	$122.7	$130.7	$(79.6)	$(.7)	$—	$292.9
Less:
Equity earnings	5.9	10.7	6.2	.3	—	—	23.1
Loss from investments	—	(.5)	—	—	—	—	(.5)

Segment operating income (loss)	$113.9	$112.5	$124.5	$(79.9)	$(.7)	$—	270.3

General corporate expenses							(33.7)
Securities litigation settlement and related costs							(160.7)

Consolidated operating income							$75.9

Three months ended June 30, 2005
Segment revenues:
External	$(40.4)	$353.3	$768.7	$1,788.0	$1.6	$—	$2,871.2
Internal	321.9	3.7	11.4	211.4	4.5	(552.9)	—

Total revenues	$281.5	$357.0	$780.1	$1,999.4	$6.1	$(552.9)	$2,871.2

Segment profit (loss)	$118.3	$164.5	$109.1	$(75.0)	$(60.5)	$—	$256.4
Less:
Equity earnings (losses)	3.6	7.9	4.1	.9	(6.7)	—	9.8
Income (loss) from investments	—	—	.7	—	(49.1)	—	(48.4)

Segment operating income (loss)	$114.7	$156.6	$104.3	$(75.9)	$(4.7)	$—	295.0

General corporate expenses							(35.5)

Consolidated operating income							$259.5

	Exploration		Midstream
	&	Gas	Gas &
	Production	Pipeline	Liquids	Power	Other	Eliminations	Total
	(Millions)
Six months ended June 30, 2006
Segment revenues:
External	$(95.4)	$664.3	$1,995.7	$3,172.9	$5.1	$—	$5,742.6
Internal	793.7	7.0	27.2	487.3	8.3	(1,323.5)	—

Total revenues	$698.3	$671.3	$2,022.9	$3,660.2	$13.4	$(1,323.5)	$5,742.6

Segment profit (loss)	$267.4	$257.4	$282.2	$(102.1)	$.3	$—	$705.2
Less:
Equity earnings	10.9	18.2	16.1	.1	—	—	45.3
Loss from investments	—	(.5)	—	—	—	—	(.5)

Segment operating income (loss)	$256.5	$239.7	$266.1	$(102.2)	$.3	$—	660.4

General corporate expenses							(64.3)
Securities litigation settlement and related costs							(161.9)

Consolidated operating income							$434.2

Six months ended June 30, 2005
Segment revenues:
External	$(68.3)	$685.1	$1,565.0	$3,639.0	$4.4	$—	$5,825.2
Internal	598.8	7.2	22.1	425.3	8.7	(1,062.1)	—

Total revenues	$530.5	$692.3	$1,587.1	$4,064.3	$13.1	$(1,062.1)	$5,825.2

Segment profit (loss)	$222.0	$331.9	$237.7	$39.1	$(64.6)	$—	$766.1
Less:
Equity earnings (losses)	7.1	19.3	11.2	2.0	(12.1)	—	27.5
Income (loss) from investments	—	—	.7	—	(49.1)	—	(48.4)

Segment operating income (loss)	$214.9	$312.6	$225.8	$37.1	$(3.4)	$—	787.0

General corporate expenses							(63.5)

Consolidated operating income							$723.5

Notes (Continued)
     The following table reflects total assets by reporting segment.

	Total Assets
	June 30, 2006	December 31, 2005
	(Millions)
Exploration & Production	$7,671.8	$8,672.0
Gas Pipeline	8,095.6	7,581.0
Midstream Gas & Liquids	5,349.0	4,677.7
Power (1)	9,719.8	14,989.2
Other	3,617.4	3,929.9
Eliminations	(8,849.2)	(10,420.0)

	25,604.4	29,429.8
Assets of discontinued operations	12.8	12.8

Total	$25,617.2	$29,442.6

(1)	The decrease in Power’s total assets is due primarily to a decrease in derivative assets as a result of the impact of changes in commodity prices on existing forward derivative contracts. Power’s derivative assets are substantially offset by their derivative liabilities.
Note 14. Recent Accounting Standards
     In September 2005, the FASB ratified EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). The consensus states that two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined as a single exchange transaction for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” A nonmonetary exchange of inventory within the same line of business where finished goods inventory is transferred in exchange for the receipt of either raw materials or work in process inventory should be recognized at fair value by the entity transferring the finished goods inventory if fair value is determinable within reasonable limits and the transaction has commercial substance. All other nonmonetary exchanges of inventory within the same line of business should be recognized at the carrying amount of the inventory transferred. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first reporting period beginning after March 15, 2006. We applied this Issue beginning in the second quarter of 2006 with no material impact on our Consolidated Financial Statements.
     In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). With regard to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) this Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS No. 133, and requires the holder of an interest in securitized financial assets to determine whether the interest is a freestanding derivative or contains an embedded derivative requiring bifurcation. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No. 140) to eliminate a restriction on the passive derivative financial instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will assess the impact of this Statement on our Consolidated Financial Statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 156). This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities from undertaking an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will assess the impact of this Statement on our Consolidated Financial Statements.
     In April 2006, the FASB issued a Staff Position (FSP) on a previously issued Interpretation (FIN), FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” When

Notes (Continued)
     determining the variability of an entity in applying FIN 46(R), a reporting enterprise must analyze the design of the entity and consider the nature of the risks in the entity, and determine the purpose for which the entity was created and determine the variability the entity is designed to create and pass along to its interest holders. The FSP is effective beginning in the third quarter of 2006. Williams will assess the impact of the FSP on our Consolidated Financial Statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We will adopt the Interpretation beginning in 2007 and will adjust the January 1, 2007 opening balance of retained earnings. We will assess the impact of the Interpretation on our Consolidated Financial Statements.
     In June 2006, the FASB ratified EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies.” This is effective for interim and annual reporting periods beginning after December 15, 2006 and will require the financial statement disclosure of any significant taxes recognized on a gross basis. We will review our disclosures in our Consolidated Financial Statements.

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Company Outlook
     Our plan for 2006 is focused on continued disciplined growth. Objectives of this plan include:
•	Continue to improve both EVA® and segment profit.

•	Invest in our natural gas businesses in a way that improves EVA®, meets customer needs, and enhances our competitive position.

•	Continue to increase natural gas production.

•	Accelerate the realization of benefits from our master limited partnership through additional asset transactions between us and Williams Partners L.P.

•	Increase the scale of our gathering and processing business in key growth basins.

•	File new rates to enable our Gas Pipeline segment to remain competitive and value-creating, while managing our costs and capturing demand growth. These rates are expected to be effective, subject to refund, in 2007.

•	Execute power contracts that offset a significant percentage of our financial obligations associated with our tolling agreements.
     Potential risks and/or obstacles that could prevent us from achieving these objectives include:
•	Volatility of commodity prices;

•	Lower than expected levels of cash flow from operations;

•	Decreased drilling success at Exploration & Production;

•	Exposure associated with our efforts to resolve regulatory and litigation issues (see Note 11 of Notes to Consolidated Financial Statements);

•	General economic and industry downturn.
We continue to address these risks through utilization of commodity hedging strategies, focused efforts to resolve regulatory issues and litigation claims, disciplined investment strategies, and maintaining our desired level of at least $1 billion in liquidity from cash and cash equivalents and unused revolving credit facilities.
     Our income from continuing operations for the six months ended June 30, 2006, decreased $175.7 million from the six months ended June 30, 2005. The decrease was primarily due to our securities litigation settlement and an accrual for a Gulf Liquids litigation contingency and related interest in the second quarter of 2006, higher operating costs, and a decrease in Power’s results due to the effect of changes in forward prices on certain derivative contracts. These decreases were partially offset by favorable natural gas liquids margins and higher volumes from our deepwater facilities at Midstream and the benefit of increased natural gas production and higher net realized average prices at Exploration & Production. See additional discussion in Results of Operations.
Recent Events
   Second Quarter 2006
     In April 2006, Transco issued $200 million aggregate principal amount of 6.4 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement.

Management’s Discussion and Analysis (Continued)
     In April 2006, we retired a secured floating-rate term loan for $488.9 million, including outstanding principal and accrued interest. The loan was due in 2008 and secured by substantially all of the assets of Williams Production RMT Company. The loan was retired using a combination of cash and revolving credit borrowings.
     In May 2006, we replaced our $1.275 billion secured revolving credit facility with a $1.5 billion unsecured revolving credit facility. The new facility contains similar terms and financial covenants as the secured facility, but contains certain additional restrictions (see Note 9 of Notes to Consolidated Financial Statements).
     In May 2006, our Board of Directors approved a regular quarterly dividend of 9 cents per share of common stock, which reflects an increase of 20 percent compared with the 7.5 cents per share paid in each of the three prior quarters.
     In June 2006, Northwest Pipeline Corporation issued $175 million aggregate principal amount of 7 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement.
     In June 2006, Williams Partners L.P. completed its acquisition of 25.1 percent of our interest in Williams Four Corners LLC for $360 million. The acquisition was completed after successfully closing a $150 million private debt offering of senior unsecured notes due 2011 and an equity offering of approximately $225 million in net proceeds. The debt and equity issued by Williams Partners L.P. is reported as a component of our consolidated debt balance and minority interest balance, respectively. Williams Four Corners LLC owns certain gathering, processing and treating assets in the San Juan Basin in Colorado and New Mexico.
     In June 2006, we reached an agreement-in-principle to settle class-action securities litigation filed on behalf of purchasers of our securities between July 24, 2000, and July 22, 2002, for a total payment of $290 million to plaintiffs, subject to court approval. We plan to fund the settlement from a combination of insurance proceeds and cash on hand. We recorded a pre-tax charge for approximately $161 million for the three months ended June 30, 2006. This settlement will not have a material effect on our liquidity position.
     On July 31, 2006, and August 1, 2006, we received a verdict in civil litigation related to a contractual dispute surrounding certain natural gas processing facilities known as Gulf Liquids. We recorded a pre-tax charge for approximately $88 million in second quarter 2006 related to this loss contingency (see Note 11 of Notes to Consolidated Financial Statements).
     Our property insurance coverage levels and premiums were revised during second quarter of 2006. In general, our coverage levels have decreased while our premiums have increased. These changes reflect general trends in our industry due to hurricane-related damages in recent years.
   First Quarter 2006
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
Accounting for Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). The Statement, which we adopted effective January 1, 2006, requires that compensation costs for all share-based awards to employees be recognized in the Consolidated Statement of Operations based on their fair values. Prior to January 1, 2006, we accounted for share-based awards to employees by applying the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, as such, did not generally recognize compensation cost for employee stock options. We adopted SFAS No. 123(R) using the modified-prospective method. Under this method, compensation cost recognized for the three and six months ended June 30, 2006, was $10.9 million and $21.4 million, respectively, approximately $4 million and $11 million of which is related to stock options. Compensation cost recognized for the three and six months ended June 30, 2005, prior to the adoption of SFAS No. 123(R), was $3.4 million and $6.2 million, respectively. Measured but

Management’s Discussion and Analysis (Continued)
unrecognized compensation cost at June 30, 2006, was approximately $70 million, which is comprised of approximately $21 million related to stock options and approximately $49 million related to deferred shares. These amounts are expected to be recognized over a weighted-average period of two years. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis (Continued)
Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
			from			from
	2006	2005	2005*	2006	2005	2005*
	(Millions)			(Millions)
Revenues	$2,715.1	$2,871.2	-5%	$5,742.6	$5,825.2	-1%
Costs and expenses:
Costs and operating expenses	2,273.8	2,491.6	+9%	4,862.5	4,881.9	—
Selling, general and administrative expenses	109.3	62.7	-74%	180.3	136.2	-32%
Other expense — net	61.7	21.9	-182%	39.4	20.1	-96%
General corporate expenses	33.7	35.5	+5%	64.3	63.5	-1%
Securities litigation settlement and related costs	160.7	—	NM	161.9	—	NM

Total costs and expenses	2,639.2	2,611.7		5,308.4	5,101.7

Operating income	75.9	259.5		434.2	723.5
Interest accrued — net	(177.5)	(163.2)	-9%	(337.3)	(326.8)	-3%
Investing income (loss)	43.3	(17.2)	NM	90.2	13.8	NM
Early debt retirement costs	(4.4)	—	NM	(31.4)	—	NM
Minority interest in income of consolidated subsidiaries	(8.3)	(4.8)	-73%	(15.4)	(10.0)	-54%
Other income — net	8.0	8.1	-1%	16.1	13.6	+18%

Income (loss) from continuing operations before income taxes	(63.0)	82.4		156.4	414.1
Provision for income taxes	.9	41.7	+98%	89.2	171.2	+48%

Income (loss) from continuing operations	(63.9)	40.7		67.2	242.9
Income (loss) from discontinued operations	(12.1)	.6	NM	(11.3)	(.5)	NM

Net income (loss)	$(76.0)	$41.3		$55.9	$242.4

*	+ = Favorable Change; – = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
   Three months ended June 30, 2006 vs. three months ended June 30, 2005
     The $156.1 million decrease in revenues is due primarily to a decrease in power and natural gas realized revenues at Power resulting from reduced power and natural gas sales volumes and a decrease in average natural gas sales prices. Partially offsetting this decrease is an increase in revenues at Midstream due primarily to higher crude marketing revenues and increased natural gas liquid production revenues. Additionally, domestic revenues increased at Exploration & Production due to increased production.
     The $217.8 million decrease in costs and operating expenses is due primarily to a decrease in power purchase volumes and lower natural gas costs at Power, partially offset by higher crude marketing costs at Midstream and higher depreciation, depletion and amortization and lease operating expense at Exploration & Production due to increased gas production.
     The $46.6 million increase in selling, general and administrative (SG&A) expenses is largely due to an $11 million increase in personnel costs and insurance expense coupled with the absence of a prior year $17.1 million expense reduction correcting an error attributable to the periods 2003 and 2004 at Gas Pipeline. Additionally, the current period reflects an $11 million increase at Exploration and Production due to increased staffing in support of increased drilling and operational activity and higher compensation.

Management’s Discussion and Analysis (Continued)
     Other expense — net, within operating income, in second quarter 2006 includes a $68 million accrual for a Gulf Liquids litigation contingency at Midstream (see Note 11 of Notes to Consolidated Financial Statements).
     Other expense — net, within operating income, in second quarter 2005 includes:
•	A $13.1 million accrual for litigation contingencies at Power;

•	A $4 million write-off of project costs in our Other segment;
     The securities litigation settlement and related costs of $160.7 million was accrued in second quarter 2006 as a result of an agreement-in-principle to settle class-action securities litigation filed on behalf of purchasers of our securities between July 24, 2000, and July 22, 2002 (see Note 11 of Notes to Consolidated Financial Statements).
     The increase in interest accrued — net is due primarily to a $20 million interest expense accrual associated with our Gulf Liquids litigation contingency (see Note 11 of Notes to the Consolidated Financial Statements).
     The $60.5 million increase in investing income is due to:
•	The absence of a 2005 impairment of our Longhorn equity investment for $49.1 million;

•	Increased equity earnings of $13.3 million due largely to the absence of equity losses in 2006 on our fully impaired Longhorn investment and increased equity earnings of our Discovery Producer Services L.L.C. (Discovery) investment;

•	A $9.1 million increase in interest income primarily associated with larger earnings on short-term investment balances during a period of rising interest rates.
These increases were slightly offset by the absence of an $8.6 million gain on sale of our interest in Seminole and MAPL in 2005.
     Early debt retirement costs in second quarter 2006 includes $4.4 million of accelerated amortization of debt expenses related to the retirement of the debt secured by assets of Williams Production RMT Company (see Note 9 of Notes to Consolidated Financial Statements).
     The provision for income taxes was favorable by $40.8 million due primarily to reduced pre-tax income in second-quarter 2006 as compared to second-quarter 2005. We have a tax provision on a pre-tax loss for second-quarter 2006, due primarily to the effect of net foreign operations, estimated nondeductible expenses associated with our securities litigation settlement and fees, and nondeductible expenses associated with the first quarter 2006 conversion of convertible debentures. The effective income tax rate for 2005 is greater than the federal statutory rate due primarily to the effect of state income taxes, nondeductible expenses and an accrual for income tax contingencies.
     Income (loss) from discontinued operations includes an $11.9 million net-of-tax charge associated with an adverse arbitration award related to former chemical fertilizer business (see Notes 3 and 11 of Notes to Consolidated Financial Statements).
Six months ended June 30, 2006 vs. six months ended June 30, 2005
     The $82.6 million decrease in revenues is due primarily to the effect of changes in forward prices on power and natural gas contracts coupled with a decrease in realized revenues associated with decreased power and natural gas sales volumes at Power. Offsetting the decrease is an increase in revenues at Midstream due primarily to higher crude marketing revenue and increased natural gas liquid production revenue. Additionally, domestic revenues increased at Exploration & Production associated with increased production and prices.
     The $19.4 million decrease in costs and operating expenses is due primarily to a decrease in power and natural gas purchase volumes at Power, partially offset by higher crude marketing costs at Midstream and higher depreciation, depletion, and amortization expense and lease operating expense at Exploration & Production due to increased gas production.
     The $44.1 million increase in SG&A expenses is due to the absence of the prior year $17.1 million reduction to expense previously discussed, a $10 million increase in personnel expense and the absence of $5.6 million of cost reductions in 2005 related to the carrying value of certain liabilities at Gas Pipeline. Additionally, the current period reflects a $15 million increase at Exploration and Production due to increased staffing in support of increased drilling and operational activity and higher compensation. Offsetting these increases is a $24.8 million gain at Power from the sale of certain Enron receivables to a third party.

Management’s Discussion and Analysis (Continued)
     Other income — net within operating income in 2006 includes:
•	A $68 million accrual for a Gulf Liquids litigation contingency (see Note 11 of Notes to Consolidated Financial Statements);

•	Income of $9 million due to a settlement of an international contract dispute at Midstream;

•	An approximate $4 million gain on sale of idle gas treating equipment at Midstream;

•	An approximate $4 million favorable transportation settlement at Midstream;

•	Income of $2 million associated with the reversal of an accrued litigation contingency due to a favorable court ruling at Gas Pipeline.
     Other income — net within operating income in 2005 includes:
•	A $13.1 million accrual for litigation contingencies at Power;

•	A $4.6 million accrual for a regulatory settlement at Power;

•	A $7.9 million gain on the sale of an undeveloped leasehold in Colorado at Exploration and Production;

•	Gains of $5.5 million from the sale of Exploration & Production’s securities, invested in a coal seam royalty trust, which were purchased for resale;

•	A $4 million write-off of project costs in our Other segment.
     The $161.9 million securities litigation settlement and related costs is due to the resolution of the class-action securities litigation previously discussed.
     The increase in interest accrued — net is due primarily to a $20 million interest expense accrual associated with our Gulf Liquids litigation contingency (see Note 11 of Notes to the Consolidated Financial Statements).
     The $76.4 million increase in investing income is due to:
•	The absence of a $49.1 million impairment in 2005 on our investment in Longhorn;

•	A $21.9 million increase in interest income primarily associated with larger short-term investment balances during a period of rising interest rates;

•	Increased equity earnings of $17.8 million due largely to the absence of equity losses in 2006 on Longhorn and increased earnings of our Discovery investment.
These increases are slightly offset by the absence of an $8.6 million gain in 2005 at Midstream on the sale of our remaining interests in the MAPL and Seminole assets.
     Early debt retirement costs in 2006 includes $25.8 million in premiums and $1.2 million in fees related to the January 2006 debt conversion and $4.4 million of accelerated amortization of debt expenses related to the retirement of the debt secured by assets of Williams Production RMT Company (see Note 9 and 10 of Notes to Consolidated Financial Statements).
     Provision for income taxes was favorable by $82 million due primarily to reduced pretax income in 2006 as compared to 2005. The effective income tax rate for 2006 is greater than the federal statutory rate due primarily to the effect of state income taxes, net foreign operations, estimated nondeductible expenses associated with our securities litigation settlement and fees, and nondeductible expenses associated with the conversion of convertible debentures. The effective income tax rate for 2005 is greater than the federal statutory rate due primarily to the effect of state income taxes, nondeductible expenses and an accrual for income tax contingencies.
     Income (loss) from discontinued operations includes the previously discussed $11.9 million net-of-tax arbitration charge related to our former chemical fertilizer business.

Management’s Discussion and Analysis (Continued)
Results of Operations — Segments
Exploration & Production
Overview of Six Months Ended June 30, 2006
     In the first six months of 2006, we continued our strategy to rapidly expand the development of our drilling inventory. Our major accomplishments for the period include:
•	Increased average daily domestic production levels by approximately 19 percent compared to the first six months of 2005. The average daily domestic production for the first six months was approximately 700 million cubic feet of gas equivalent (MMcfe) in 2006 compared to 586 MMcfe in 2005. The increased production is primarily due to our increased development within the Piceance basin.

•	Benefited from higher market prices during the first six months of 2006 compared to 2005, which, in turn, increased our net realized average prices received for production volumes sold. Net realized average prices include market prices, net of hedge positions, less gathering and transportation expenses. In the first six months of 2006, we realized net domestic average prices of $4.43 per thousand cubic feet of gas equivalent (Mcfe) compared with $4.09 per Mcfe in 2005, an increase of approximately 8 percent.

•	Increased our development drilling program by 23 percent, surpassing drilling activities during the first six months of 2005. We drilled 824 gross wells in the first six months of 2006 compared to 671 in 2005. Capital expenditures for domestic drilling, development, and acquisition activity in the first six months of 2006 were approximately $583 million compared to approximately $334 million in 2005.
     For the first six months of 2006, the benefits of higher production volumes and higher net realized average prices were partially offset by increased operating costs. The increase in operating costs was primarily due to higher overall production volumes and production enhancement workover activities.
Significant events
     Through June 2006, six new state-of-the-art FlexRig4® drilling rigs have been placed into service pursuant to our lease agreement with Helmerich & Payne. The March 2005 contract provides for the operation of ten new drilling rigs, each for a primary lease term of three years. This arrangement supports our plan to accelerate the pace of natural gas development in the Piceance basin through both deployment of the additional rigs and also through the drilling and operational efficiencies of the new rigs.
     In January 2006, we increased our position in the Fort Worth basin with a $23.6 million acquisition of producing properties, and expect that similar acquisitions may be made in the third or fourth quarter of 2006. This increases our diversification into the Mid-Continent region and allows us to use our horizontal drilling expertise to develop wells in the Barnett Shale formation.
     In the first quarter of 2006, we entered into various collar agreements at the basin level which, in the aggregate, hedge an additional 150 MMcfe per day for production in 2007 and 100 MMcfe per day for production in 2008.
Outlook for the Remainder of 2006
     Our expectations for the remainder of the year include:
•	Continuing our development drilling program in our key basins of Piceance, Powder River, San Juan, Arkoma, and Fort Worth through our remaining planned capital expenditures projected between $600 and $650 million;

•	Deploying the remaining four contracted FlexRig4® drilling rigs dedicated specifically to drilling activity in the Piceance basin;

Management’s Discussion and Analysis (Continued)
•	Increasing our 2005 average daily domestic production level of 612 MMcfe by 15 to 20 percent for 2006.
     Approximately 297 MMcfe of our forecasted 2006 daily production is hedged by NYMEX and basis fixed price contracts at prices that average $3.84 per Mcfe at a basin level. In addition, we have collar agreements totaling 64 MMcfe per day at a weighted-average floor price of $6.62 per Mcfe and a weighted-average ceiling price of $8.42 per Mcfe and a basin (Northwest Pipeline/Rockies) collar agreement for 50 MMcfe per day at a floor price of $6.05 per Mcfe and a ceiling price of $7.90 per Mcfe.
     Risks to achieving our objectives include drilling rig availability, including timely deliveries of the contracted new rigs, as well as obtaining permits as planned for drilling.
Period-Over-Period Results

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions)		(Millions)
Segment revenues	$342.3	$281.5	$698.3	$530.5

Segment profit	$119.8	$118.3	$267.4	$222.0

Three months ended June 30, 2006 vs. three months ended June 30, 2005
     Total segment revenues increased $60.8 million, or 22 percent, primarily due to the following:
•	$53 million increase in domestic production revenues. The increase in production volumes primarily reflects an increase in the number of producing wells in the Piceance basin.

•	$2 million increase in revenues due to a net unrealized gain from hedge ineffectiveness and forward mark-to-market gains on certain basis swaps not designated as hedges
     To manage the commodity price risk and volatility of owning producing gas properties, we enter into derivative forward sales contracts that fix the sales price relating to a portion of our future production. Approximately 42 percent of domestic production in the second quarter of 2006 was hedged by NYMEX and basis fixed price contracts at a weighted-average price of $3.79 per Mcfe at a basin level compared to 47 percent hedged at a weighted-average price of $3.96 per Mcfe for the same period in 2005. In addition, approximately 15 percent of domestic production was hedged in the following collar agreements for the second quarter of 2006:
•	NYMEX collar agreement for approximately 49 MMcfe per day at a floor price of $6.50 per Mcfe and a ceiling price of $8.25 per Mcfe.

•	NYMEX collar agreement for approximately 15 MMcfe per day at a floor price of $7.00 per Mcfe and a ceiling price of $9.00 per Mcfe.

•	Northwest Pipeline/Rockies collar agreement for approximately 50 MMcfe per day at a floor price of $6.05 per Mcfe and a ceiling price of $7.90 per Mcfe at a basin level.
     In the second quarter of 2005, approximately 8 percent of domestic production was hedged in a NYMEX collar agreement for approximately 50 MMcfe per day at a floor price of $6.75 per Mcfe and a ceiling price of $8.50 per Mcfe.
     Our hedges are executed with our Power segment which, in turn, executes offsetting derivative contracts with unrelated third parties. Generally, Power bears the counterparty performance risks associated with unrelated third parties. Hedging decisions are made considering our overall commodity risk exposure and are not executed independently by Exploration & Production.

Management’s Discussion and Analysis (Continued)
     Total costs and expenses increased $62 million, primarily due to the following:
•	$25 million higher depreciation, depletion and amortization expense primarily due to higher production volumes and increased capitalized drilling costs;

•	$20 million higher lease operating expense from the increased number of producing wells and production enhancement well workover expenses. The higher lease operating expense also includes approximately $3 million and $6 million due to an out-of-period adjustment related to fourth quarter 2005 and first quarter 2006, respectively;

•	$11 million higher selling, general and administrative expenses primarily due to increased staffing in support of increased drilling and operational activity including higher compensation of $5 million. In addition, we had increased legal, insurance, and information technology support costs also related to the increased activity.
     The $1.5 million increase in segment profit is primarily due to increased revenues from higher production volumes offset by higher expenses as discussed previously. Segment profit also includes a $4 million increase in our international operations reflecting higher revenue and equity earnings primarily due to a 38 percent increase in net realized average oil and gas prices from our Apco Argentina operations.
Six months ended June 30, 2006 vs. six months ended June 30, 2005
     Total segment revenues increased $167.8 million, or 32 percent, primarily due to the following:
•	$130 million increase in domestic production revenues reflecting $86 million higher revenues associated with a 19 percent increase in production volumes sold and $44 million higher revenues associated with an 8 percent increase in net realized average prices. The increase in production volumes primarily reflects an increase in the number of producing wells, primarily in the Piceance basin. The higher net realized average prices reflect the benefit of higher average market prices for natural gas in the first six months of 2006 compared to 2005. Market prices were higher in the first quarter of 2006 as compared to the second quarter of 2006.

•	$9 million increase in production revenues from our international operations due to increased production volumes and higher average prices.

•	$9 million increase in revenues from gas management activities, offset in costs and expenses.

•	$11 million increase in revenues due to a net unrealized gain from hedge ineffectiveness and forward mark-to-market gains on certain basis swaps not designated as hedges.
     Total costs and expenses increased $126 million, primarily due to the following:
•	$40 million higher depreciation, depletion and amortization expense primarily due to higher production volumes and increased capitalized drilling costs;

•	$26 million higher lease operating expense primarily due to the increased number of producing wells and production enhancement well workover expenses. The higher lease operating expense also includes approximately $3 million due to an out-of-period adjustment related to fourth quarter 2005;

•	$15 million higher operating taxes primarily due to higher average market prices and production volumes sold;

•	$15 million higher selling, general and administrative expenses primarily due to increased staffing in support of increased drilling and operational activity including higher compensation. In addition, we had increased legal, insurance, and information technology support costs also related to the increased activity.

Management’s Discussion and Analysis (Continued)
•	$9 million higher gas management expenses, offset in segment revenues, which are associated with higher revenues from gas management activities.

•	the absence in the first six months of 2006 of a $7.9 million gain on the sale of an undeveloped leasehold position in Colorado in the first quarter of 2005.
     The $45.4 million increase in segment profit is primarily due to increased revenues from higher production volumes and higher net realized average prices partially offset by higher expenses as discussed previously. Segment profit also includes a $9 million increase in our international operations reflecting higher revenue and equity earnings primarily due to a 32 percent increase in net realized average oil and gas prices from our Apco Argentina operations.
Gas Pipeline
Overview of Six Months Ended June 30, 2006
Gulfstream
     In March 2006, our equity method investee, Gulfstream, announced a new long-term agreement with a Florida utility company, which fully subscribed the pipeline’s mainline capacity on a long-term basis. Under the agreement, Gulfstream will extend its existing pipeline approximately 35 miles within Florida. The agreement is subject to the approval of various authorities. Construction of the extension is anticipated to begin in early 2008 with a targeted completion of summer 2008.
     In May 2006, Gulfstream announced a new agreement to provide 155,000 Dth/d of natural gas to a Florida utility. As a result, Gulfstream will increase its mainline capacity by adding approximately 17.5 miles of pipeline in Florida. Construction of the additional mainline capacity is anticipated to begin in January 2008.
Parachute Lateral project
     In January 2006, we filed an application with the FERC to construct a 38-mile expansion that would provide additional natural gas transportation capacity in northwest Colorado. The planned expansion would increase capacity by 450,000 Dth/d through the 30-inch diameter line and is estimated to cost $64 million. The expansion is expected to be in service by January 2007.
Leidy to Long Island expansion project
     In May 2006, we received FERC approval to expand Transco’s natural gas pipeline in the northeast United States. The estimated cost of the project is approximately $121 million with three-quarters of that spending expected to occur in 2007. The expansion will provide 100,000 Dth/d of incremental firm capacity and is expected to be in service by November 2007.
Potomac expansion project
     In July 2006, we filed an application with the FERC to expand Transco’s existing facilities in the Mid-Atlantic region of the United States by constructing 16.5 miles of 42-inch pipeline. The project will provide 165,000 Dth/d of incremental firm capacity. The estimated cost of the project is approximately $73 million, with an anticipated in-service date of November 2007.
Outlook for the Remainder of 2006
Filing of rate cases
     On June 30, 2006, Northwest Pipeline filed a general rate case with the FERC. Transco also anticipates filing a new rate case during the third quarter. The new transportation and storage rates for both pipelines are expected to be effective, subject to refund, in the first quarter of 2007.

Management’s Discussion and Analysis (Continued)
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
Period-Over-Period Results

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions)		(Millions)
Segment revenues	$337.3	$357.0	$671.3	$692.3

Segment profit	$122.7	$164.5	$257.4	$331.9

Three months ended June 30, 2006 vs. three months ended June 30, 2005
     Revenues decreased $19.7 million, or 6 percent, due primarily to $17 million lower revenues associated with exchange imbalance settlements (offset in costs and operating expenses).
     Costs and operating expenses decreased $.4 million, or less than 1 percent. The $17 million of lower costs associated with exchange imbalance settlements (offset in revenues) were offset by a $5 million increase in depreciation expense due to property additions, a $4 million increase in pipeline assessment costs, and the absence of a 2005 $4.6 million reduction of expense related to adjustments to the carrying value of certain liabilities.
     SG&A expenses increased $29 million, or 421 percent, due primarily to the absence of a 2005 $17.1 million reduction in pension costs to correct an error in prior periods, $8 million higher personnel costs, and a $3 million increase in property insurance expense.
     Our management concluded that the effects of the corrections discussed in the two previous paragraphs were not material to our consolidated results for 2005 or prior periods, or to our trend of earnings.
     The $41.8 million or 25 percent decrease in segment profit is due primarily to the absence of a 2005 $17.1 million reduction in pension costs to correct an error in prior periods, $8 million higher personnel costs, $4 million higher pipeline assessment costs, and the absence of a 2005 $4.6 million adjustment to reduce the carrying value of certain liabilities.
Six months ended June 30, 2006 vs. six months ended June 30, 2005
     Revenues decreased $21 million, or 3 percent, due primarily to $21 million lower revenues associated with exchange imbalance settlements (offset in costs and operating expenses).
     Costs and operating expenses increased $16 million, or 5 percent, due primarily to $8 million higher operating and maintenance expenses, a $7 million increase in depreciation expense due to property additions, $4 million higher pipeline assessment costs, and the absence of $12.1 million of expense reductions during 2005 related to the carrying value of certain liabilities. Partially offsetting these increases are $21 million of lower costs associated with exchange imbalance settlements (offset in revenues).
     SG&A expenses increased $41 million, or 161 percent, primarily due to the absence of a 2005 $17.1 million reduction in pension costs to correct an error in prior periods, a $10 million increase in personnel costs, and the absence of $5.6 million of cost reductions in 2005 that related to correcting the carrying value of certain liabilities.
     Our management concluded that the effects of the corrections discussed in the two previous paragraphs were not material to our consolidated results for 2005 or prior periods, or to our trend of earnings.

Management’s Discussion and Analysis (Continued)
     The $74.5 million, or 22 percent, decrease in segment profit is due primarily to the following:
•	The absence of a 2005 $17.7 million reversal of prior period accruals;

•	The absence of a 2005 $17.1 million reduction in pension costs to correct an error in prior periods;

•	A $10 million increase in personnel costs;

•	An increase in operating and maintenance expenses of $8 million;

•	A $7 million increase in depreciation expense due to property additions;

•	The absence of a $4.6 million construction completion fee recognized in 2005 related to our investment in Gulfstream.
Midstream Gas & Liquids
Overview of Six Months Ended June 30, 2006
     Midstream’s ongoing strategy is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. Our business is focused on consistently attracting new volumes to our assets by providing highly reliable service to our customers.
Williams Partners L.P. acquired a 25.1 percent interest in Four Corners gathering and processing business
     In June 2006, Williams Partners L.P. completed its acquisition of 25.1 percent of our interest in Williams Four Corners LLC for $360 million. The acquisition was completed after successfully closing a $150 million private debt offering of senior unsecured notes due 2011 and an equity offering of approximately $225 million in net proceeds. The debt and equity issued by Williams Partners L.P. is reported as a component of our consolidated debt balance and minority interest balance, respectively. Williams Four Corners LLC owns certain gathering, processing and treating assets in the San Juan Basin in Colorado and New Mexico.
Gulf Coast operations return to normal after 2005’s hurricanes
     In 2005, Hurricanes Dennis, Katrina and Rita caused temporary shut-downs of most of our facilities and our producers’ facilities in the Gulf Coast region, which reduced product flows in the second half of 2005. Our major facilities resumed normal operations shortly after the passage of each hurricane except for our Devils Tower spar which returned to service in early November 2005 and our Cameron Meadows gas processing plant which returned to partial service in February 2006. While some smaller production areas remain at below-normal levels, overall product flows returned to pre-hurricane levels during the first quarter of 2006.
Expansion efforts in growth areas
     Consistent with our strategy, we continued to expand our operations where we have large scale assets in growth basins. The production volumes serviced from the Triton and Goldfinger fields located in the deepwater Gulf of Mexico resulted in $23 million in incremental revenues to our Devils Tower facilities in 2006. We continued construction on a 37-mile extension of our oil and gas pipelines from our Devils Tower spar to the Blind Faith prospect located in Mississippi Canyon. This extension, estimated to cost $177 million, is expected to be ready for service by the third quarter of 2007. Also, we continued construction at our existing gas processing plant located near Opal, Wyoming, to add a fifth cryogenic train capable of processing up to 350 MMcf/d. This plant expansion is expected to be in service by the second quarter of 2007 to begin processing gas from the Pinedale Anticline field.
     In May 2006, we entered into an agreement to develop new pipeline capacity for transporting natural gas liquids from production areas in southwestern Wyoming to central Kansas. The other party to the agreement reimbursed us for the development costs we incurred to date for the proposed pipeline and initially will own 99 percent of the pipeline, known as Overland Pass Pipeline Company, LLC. We retained a 1 percent interest and have the option to increase our ownership to 50 percent and become the operator within two years of the pipeline becoming operational. Start-up is tentatively planned for early 2008. Additionally, we have agreed to dedicate our equity natural gas liquids (NGL) volumes from our two Wyoming plants for transport under a long-term shipping agreement.

Management’s Discussion and Analysis (Continued)
Favorable commodity price margins
     The actual realized NGL per unit margins at our processing plants exceeded Midstream’s historical five-year annual average for the last eight quarters. The geographic diversification of Midstream assets contributed significantly to our actual realized unit margins exceeding the industry benchmark at Mont Belvieu for gas processing spreads. The largest impact was realized at our Western United States gas processing plants, which benefited from lower regional market natural gas prices. In the first half of 2006, NGL production rebounded from levels experienced in fourth-quarter 2005 in response to improved gas processing spreads as crude prices reached a high of nearly $75 per barrel and natural gas prices decreased.
Gulf Liquids Litigation
     In the second quarter of 2006, we recorded a pre-tax charge of $88 million resulting from jury verdicts in civil litigation (see Note 11 of Notes to the Consolidated Financial Statements). The $88 million charge reflects our estimate of the potential future exposure for actual damages of $68 million and potential pre-judgment interest of $20 million. Midstream Other segment profit reflects the $68 million charge for the estimated actual damages. The matter is related to a contractual dispute surrounding construction in 2000 and 2001 of certain refinery off-gas processing facilities by Gulf Liquids. In addition, it is reasonably possible that any ultimate judgment may include approximately $185 million in excess of the 2006 second quarter charge. This additional amount represents our estimate of potential punitive damage exposure under Texas law. The jury verdicts are subject to trial and appellate court review. Entry of a judgment in the trial court is expected later in the third or fourth quarter of 2006. If the trial court enters a judgment consistent with the jury’s verdicts against us, we will seek a reversal through appeal.
Outlook for the Remainder of 2006
     The following factors could impact our business in the remaining two quarters of 2006 and beyond.
•	As evidenced in recent years, natural gas and crude oil markets are highly volatile. NGL margins earned at our gas processing plants in the last eight quarters were above our five-year annual average. We expect unit margins in 2006 to continue to exceed our historical five-year annual average due to lower domestic natural gas prices and global economics maintaining high crude prices which correlate to strong NGL prices. As part of our efforts to manage commodity price risks on an enterprise basis, we initiated the use of commodity hedging strategies. As of June 30, 2006, we have executed swap agreements and forward sales contracts for approximately 40 percent of our July through October 2006 domestic NGL sales volumes or an average of 1.2 million barrels per month.

•	Gathering and processing revenues at our facilities are expected to be at or above levels of the prior year due to continued strong drilling activities in our core basins. We expect continued expansion of our gathering and processing systems in our Gulf Coast and West regions to keep pace with increased demand for our services.

•	We will continue to invest in facilities in the growth basins in which we provide services. The latest expansion of our Wamsutter gathering system became operational late in the second quarter of 2006 as scheduled and should begin to contribute to results during the third quarter.

Management’s Discussion and Analysis (Continued)
•	Margins in our olefins unit are highly dependent upon continued economic growth within the U.S. and any significant slow down in the economy would reduce the demand for the petrochemical products we produce in both Canada and the U.S.

•	The per unit rate of revenue recognition for resident production at our Devils Tower facility increased as a result of a reserve study that was completed during the first quarter of 2006. While this change impacts revenues, it does not impact the cash flows from the resident production.

•	We expect continued growth in the deepwater areas of the Gulf of Mexico to contribute to, and become a larger component of, our future segment revenues and segment profit. We expect these additional fee-based revenues to lower our proportionate exposure to commodity price risks. We also expect property insurance costs to increase for these deepwater assets.

•	Revenues from deepwater production areas are often subject to risks associated with the interruption and timing of product flows which can be influenced by weather and other third-party operational issues.

•	We expect to accelerate the realization of benefits from our master limited partnership through our goal of completing additional transactions of approximately $1.0 billion to $1.5 billion involving gathering and processing assets between us and Williams Partners L.P. during the next six months.
Period-Over-Period Results

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions)		(Millions)
Segment revenues	$1,043.5	$780.1	$2,022.9	$1,587.1

Segment profit
Domestic gathering & processing	$171.2	98.4	294.6	198.6
Venezuela	22.0	24.2	57.5	46.2
Other	(48.2)	.4	(40.7)	22.4
Unallocated general and administrative expense	(14.3)	(13.9)	(29.2)	(29.5)

Total	$130.7	$109.1	$282.2	$237.7

     In order to provide additional clarity, our management’s discussion and analysis of operating results separately reflects the portion of general and administrative expense not allocated to an asset group as unallocated general and administrative expense. These charges represent any overhead cost not directly attributable to one of the specific asset groups noted in this discussion.
Three months ended June 30, 2006 vs. three months ended June 30, 2005
     The $263.4 million increase in Midstream’s revenues is largely due to $188 million in higher crude marketing revenues as a result of additional deepwater production coming on-line in November 2005. The remaining increase includes $69 million in revenues associated with production of NGLs, primarily due to higher NGL prices; $17 million in olefins revenues due to higher prices partially offset by lower volumes; and $14 million in fee revenues resulting primarily from higher deepwater production handling volumes and higher per unit rates as a result of the reserve study that was completed during the first quarter of 2006. These increases are partially offset by a $13 million decrease in the marketing of NGLs as a result of lower volumes and a $23 million reduction in NGL revenues with a corresponding $23 million reduction in costs of goods sold due to a change in classification of NGL transportation and fractionation expenses. Variances which are offset by similar changes in costs include the $188 million increase in crude marketing revenues and the $13 million decrease in the marketing of NGLs.
     Costs and operating expenses increased $239 million primarily as a result of $188 million in higher crude marketing purchases combined with the $68 million charge related to the Gulf Liquids litigation contingency, partially offset by $13 million in lower NGL marketing purchases and by the above-noted $23 million impact of reporting of NGL transportation and fractionation expenses. The remaining variance results from $17 million in higher operating expenses due to higher maintenance expenses, system losses and depreciation expense; $4 million in higher costs associated with the production of olefins; and $7 million in lower NGL production costs due to $11 million in lower natural gas prices offset by $4 million in higher natural gas purchase volumes.
     The $21.6 million increase in Midstream segment profit is primarily due to higher net NGL margins, higher deepwater production handling volumes and higher olefin margins, largely offset by the $68 million charge related to the Gulf Liquids litigation contingency combined with higher operating costs. A more detailed analysis of the segment profit of Midstream’s various operations is presented as follows.

Management’s Discussion and Analysis (Continued)
Domestic gathering & processing
     The $72.8 million increase in domestic gathering and processing segment profit includes a $38 million increase in the West region and a $35 million increase in the Gulf Coast region.
     The $38 million increase in our West region’s segment profit primarily results from higher net product margins and volumes, partially offset by higher operating expenses. The specific components of this net increase include the following:
•	Net NGL margins increased $50 million compared to the second quarter of 2005. This increase was driven by a significant increase in average per unit NGL margins combined with higher volumes.

•	Operating expenses are $9 million higher due primarily to planned turbine overhauls.
     The $35 million increase in the Gulf Coast region’s segment profit is primarily a result of higher net NGL margins and higher volumes from our deepwater facilities, partially offset by higher operating expenses and depreciation. The significant components of this increase include the following:
•	Net NGL margins increased $25 million compared to the second quarter of 2005. This increase was driven by a significant increase in average per unit NGL margins combined with higher volumes.

•	Fee revenues from our deepwater assets increased $14 million as a result of $12 million in higher volumes mostly due to new production flows from the Triton and Goldfinger fields; $3 million in higher Devils Tower resident production; and $6 million in higher Devils Tower unit-of-production rates recognized as a result of a new reserve study. These increases are partially offset by a $6 million decline in other gathering and production handling revenues due primarily to volume declines.
Venezuela
     Segment profit for our Venezuela assets decreased $2.2 million primarily resulting from higher operating costs related to service agreements for turbine maintenance and the timing of other planned maintenance costs.
Other
     The $48.6 million decrease in segment profit of our other operations is primarily the result of the $68 million charge related to the Gulf Liquids litigation contingency, partially offset by $13 million in higher olefins unit margins and a $10 million increase in margins resulting from the marketing of NGLs due to the impact of commodity prices on sales of NGL pipeline inventories in transit. NGL prices were declining during the second quarter of 2005 and increasing during the second quarter of 2006.
Six months ended June 30, 2006 vs. six months ended June 30, 2005
     The $435.8 million increase in Midstream’s revenues is largely due to $301 million in higher crude marketing revenues as a result additional deepwater production coming on-line in November 2005, while the marketing of NGLs and olefins increased $58 million primarily as a result of higher prices. These variances are offset by similar increases in costs. Additional increases include $73 million in revenues associated with the production of NGLs, primarily due to higher NGL prices, and $50 million in higher fee-based revenues including higher production handling volumes. These increases are partially offset by a $49 million reduction in NGL revenues with a corresponding $49 million reduction in costs of goods sold due to a change in classification of NGL transportation and fractionation expenses.
     Costs and operating expenses increased $411 million primarily as a result of $301 million in higher crude and $57 million in higher NGL and olefins marketing purchases combined with the $68 million charge related to the Gulf Liquids litigation contingency, partially offset by the above-noted $49 million impact of reporting of NGL transportation and fractionation expenses. In addition, operating expenses increased $32 million due primarily to higher maintenance expenses, system losses and depreciation expense.
     The $44.5 million increase in Midstream segment profit is primarily due to higher net NGL margins, higher deepwater production handling revenues, higher gathering and processing revenues and settlement of an

Management’s Discussion and Analysis (Continued)
international contract dispute, largely offset by the $68 million charge related to the Gulf Liquids litigation contingency combined with higher operating costs. A more detailed analysis of the segment profit of Midstream’s various operations is presented as follows.
Domestic gathering & processing
     The $96 million increase in domestic gathering and processing segment profit includes a $44 million increase in the West region and a $52 million increase in the Gulf Coast region.
     The $44 million increase in our West region’s segment profit primarily results from higher net product margins despite a decline in volumes, and higher gathering and processing revenues, partially offset by higher operating expenses. The significant components of this increase include the following:
•	Net NGL margins increased $51 million compared to 2005. This increase was driven by a significant increase in average per unit NGL margins, partially offset by a small decline in volumes.

•	Net revenues from our gathering and processing business increased $10 million. Gathering fees are higher as a result of an increase in our fee revenues due to higher average per-unit gathering rates, which more than offset the decline in volumes related to natural depletion of coal seam wells. Processing volumes are higher due to customers electing to take liquids and pay processing fees.

•	Other income — net is $4 million favorable due to a first quarter 2006 gain on sale of idle gas treating equipment.

•	Operating expenses were $20 million higher due primarily to higher maintenance expenses in part due to higher leased compression costs and planned turbine overhauls.
     The $52 million increase in the Gulf Coast region’s segment profit is primarily a result of higher net NGL margins and higher volumes from our deepwater facilities partially offset by higher expenses. The significant components of this increase include the following:
•	Net NGL margins increased $29 million compared to the first six months of 2005. This increase was driven by a significant increase in average per unit NGL margins, partially offset by a small decline in sales volumes.

•	Fee revenues from our deepwater assets increased $33 million as a result of $23 million in higher volumes mostly due to new production flows from the Triton and Goldfinger fields, $6 million in higher Devils Tower resident production and $11 million in higher Devils Tower unit-of-production rates recognized as a result of a new reserve study. These increases are partially offset by a $7 million decline in other gathering and production handling revenues due to volume declines.

•	Operating expenses increased $7 million as a result of $3 million in higher maintenance expense mostly related to our on-shore gathering systems and $4 million in higher depreciation expense on our deepwater assets.
Venezuela
     Segment profit for our Venezuela assets increased $11.3 million and includes $9 million resulting from a settlement of a contract dispute and higher revenues due to higher natural gas volumes and prices at our compression facility, partially offset by higher expenses related to service agreements for turbine maintenance and the timing of other planned maintenance costs.
Other
     The $63.1 million decrease in segment profit of our other operations is largely due to the $68 million charge related to the Gulf Liquids litigation contingency combined with $5 million in higher operating expenses, partially offset by $5 million in higher fractionation, storage and other fee revenues, $5 million in higher earnings from our equity investment in Discovery Producer Services, L.L.C. and a $4 million favorable transportation settlement.

Management’s Discussion and Analysis (Continued)
Power
Overview of Six Months Ended June 30, 2006
     Power’s comparative operating results for the first half of 2006 were significantly influenced by a decrease in forward natural gas prices against a net short derivative position, which caused net forward unrealized mark-to-market gains. These gains were partially offset by a decrease in forward power prices against a net long derivative position, which caused net forward unrealized mark-to-market losses. Power’s results for the first six months of 2006 also reflect an accrual gross margin loss on its non-derivative tolling contracts. Realized costs exceeded realized revenue on certain tolling contracts, which primarily caused an accrual gross margin loss. The chart below illustrates the impact of the unrealized mark-to-market gain and accrual gross margin loss on Power’s total gross margin. The below chart does not reflect, however, cash flows that Power realized in the first half of 2006 from hedges for which mark-to-market gains or losses had been previously recognized.
     In the first half of 2006, Power continued to focus on its objectives of minimizing financial risk, maximizing cash flow, meeting contractual commitments, executing new contracts to hedge its portfolio and providing functions that support our natural gas businesses.
     Key factors that may influence Power’s financial condition and operating performance include:
•	Prices of power and natural gas, including changes in the margin between power and natural gas prices;

•	Changes in power and natural gas price volatility;

•	Changes in power and natural gas supply and demand;

•	Changes in the regulatory environment;

•	The inability of counterparties to perform under contractual obligations due to their own credit constraints;

•	Changes in interest rates;

•	Changes in market liquidity, including changes in the ability to effectively hedge commodity price risk;

•	The inability to apply hedge accounting to long term contracts.

Management’s Discussion and Analysis (Continued)
Outlook for the Remainder of 2006
     For the remainder of 2006, Power intends to service its customers’ needs while increasing the certainty of cash flows from its long-term tolling contracts by executing new long-term electricity and capacity sales contracts.
     As Power continues to apply hedge accounting in 2006, its future earnings may be less volatile. However, not all of Power’s derivative contracts qualify for hedge accounting. Because certain derivative contracts qualifying for hedge accounting were previously marked-to-market through earnings prior to their designation as cash flow hedges, the amounts recognized in future earnings under hedge accounting will not necessarily align with the expected cash flows to be realized from the settlement of those derivatives. For example, future earnings may reflect losses from underlying transactions, such as natural gas purchases and power sales associated with our tolling contracts, which have been hedged by derivatives. A portion of the offsetting gains from these hedges, however, has already been recognized in prior periods under mark-to-market accounting. So, while earnings in a reported period may not reflect the full amount realized from our hedges, cash flows do continue to reflect the total amount from both the hedged transactions and the hedges.
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
Period-Over-Period Results

	Three months ended		Six months ended
	June,		June,
	2006	2005	2006	2005
	(Millions)		(Millions)
Realized revenues	$1,645.6	$1,977.3	$3,655.8	$3,821.1
Net forward unrealized mark-to-market gains (losses)	(38.6)	22.1	4.4	243.2

Segment revenues	1,607.0	1,999.4	3,660.2	4,064.3
Cost of sales	1,666.8	2,034.5	3,743.5	3,959.5

Gross margin	(59.8)	(35.1)	(83.3)	104.8
Operating expenses	4.7	6.6	10.1	11.9
Selling, general and administrative expenses	18.9	16.9	14.4	32.9
Other (income) expense — net	(3.8)	16.4	(5.7)	20.9

Segment profit (loss)	$(79.6)	$(75.0)	$(102.1)	$39.1

Three months ended June 30, 2006 vs. three months ended June 30, 2005
     The $331.7 million decrease in realized revenues is primarily due to a decrease in power and natural gas realized revenues. Realized revenues represent (1) revenue from the sale of commodities or completion of energy-related services and (2) gains and losses from the net financial settlement of derivative contracts.
     Power and natural gas realized revenues decreased primarily due to a 19 percent decrease in power sales volumes, a 9 percent decrease in natural gas sales volumes, and a 10 percent decrease in average natural gas sales

Management’s Discussion and Analysis (Continued)
prices. Power sales volumes decreased because we did not replace certain long-term physical contracts due to reducing the scope of our trading activities subsequent to 2002. Such reduction in scope also contributed to the decrease in our natural gas sales volumes. Natural gas sales prices decreased due to a reduction in demand associated with milder weather.
     Net forward unrealized mark-to-market gains and losses represent changes in the fair values of certain derivative contracts with a future settlement or delivery date that have not been designated as cash flow hedges and the impact of the ineffectiveness of cash flow hedges. An unfavorable change in the ineffectiveness of derivatives designated as cash flow hedges primarily caused the $60.7 million decrease in net forward unrealized mark-to-market gains (losses). This unfavorable change was due to reduced locational pricing differences between the hedging derivative and the hedged item.
     The $367.7 million decrease in Power’s cost of sales is primarily due to a 19 percent decrease in power purchase volumes and a 9 percent decrease in average natural gas purchase prices.
     Other (income) expense — net in second-quarter 2005 includes a $13.1 million accrual for litigation contingencies.
     The $4.6 million increase in segment loss is primarily due to the unfavorable change in ineffectiveness of cash flow hedges partially offset by the absence of the prior year $13.1 million accrual for litigation contingencies.
Six months ended June 30, 2006 vs. six months ended June 30, 2005
     The $165.3 million decrease in realized revenues is primarily due to a decrease in power and natural gas realized revenues associated with a 21 percent decrease in power sales volumes and a 9 percent decrease in natural gas sales volumes. Power sales volumes decreased because we did not replace certain long-term physical contracts due to the reduction of our trading activity subsequent to 2002. Such reduction in scope also contributed to the decrease in our natural gas sales volumes as well. These decreases are partially offset by a 7 percent increase in average power sales prices and an 8 percent increase in average natural gas sales prices. The continued effects of Hurricane Katrina on supply and other global economic factors related to crude oil supply and demand continue to impact the increased price of natural gas. This increase in gas prices, coupled with an increase in coal prices, both contributed to increased power prices.
     In 2006, Power reclassified a greater amount of gains from accumulated other comprehensive income into earnings than in 2005. This increase in realized revenue from cash flow hedges partially offsets the overall decrease in realized revenues.
     The effect of a change in forward prices and portfolio position on the power and natural gas contracts not designated as cash flow hedges primarily caused the $238.8 million decrease in net forward unrealized mark-to-market gains (losses).
     A 2005 increase in forward power prices caused gains on the net forward purchase position, while a 2006 decrease in forward power prices caused losses on the larger position of net forward power purchase contracts. Forward natural gas prices increased in 2005, resulting in a gain on our net forward natural gas purchase position. Forward natural gas prices decreased in 2006, also resulting in a gain on our net forward natural gas sales position. Though the price changes were similar, the 2006 gain was smaller than the 2005 gain because of the smaller size of the position.
     The $216 million decrease in Power’s cost of sales is primarily due to a 21 percent decrease in power purchase volumes and a 6 percent decrease in natural gas purchase volumes, partially offset by a 19 percent increase in average power purchase prices and a 7 percent increase in average natural gas purchase prices.
     The decrease in SG&A expenses is due primarily to a $24.8 million gain from the sale of certain Enron receivables to a third party in 2006.
     Other (income) expense — net in 2005 includes a $13.1 million accrual for estimated litigation contingencies and a $4.6 million accrual for a regulatory settlement.

Management’s Discussion and Analysis (Continued)
     An unfavorable change in forward power prices and the natural gas portfolio position primarily caused the $141.2 million change from a segment profit to a segment loss. Increased realized revenue on cash flow hedges, the $24.8 million gain from the sale of Enron receivables and the absence of the $13.1 million accrual for litigation contingencies in 2005 partially offset the adverse change in segment profit (loss).
Other
Outlook for the Remainder of 2006
     The management of Longhorn is currently negotiating a purchase and sale agreement for Longhorn. We expect to receive full payment of the $10 million secured bridge loan that we provided Longhorn during 2005 from the proceeds of such a sale. We continue to receive payments associated with the 2005 transfer of the Longhorn operating agreement to a third party. These payments totaled approximately $0.6 million and $1.5 million for the three and six months ended June 30, 2006, respectively. Any ongoing payments received or through monetization of the contract will be recognized as income when received.
     As a result of our full impairment of our equity investment in Longhorn during the fourth quarter of 2005, we are no longer recognizing equity losses associated with this investment.
Period-Over-Period Results

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Millions)		(Millions)
Segment revenues	$6.5	$6.1	$13.4	$13.1

Segment profit (loss)	$(.7)	$(60.5)	$.3	$(64.6)

     Other segment loss for the three and six months ended June 30, 2005, includes $6.7 million and $12.2 million, respectively, of equity losses related to our investment in Longhorn. Other segment loss for the three and six months ended June 30, 2005, also includes a $49.1 million impairment of our investment in Longhorn and a related $4 million write-off of capitalized project costs.

Management’s Discussion and Analysis (Continued)
Energy Trading Activities
Fair Value of Trading and Nontrading Derivatives
     The chart below reflects the fair value of derivatives held for trading purposes as of June 30, 2006. We have presented the fair value of assets and liabilities by the period in which we expect them to be realized.
Net Assets (Liabilities) — Trading
(Millions)

To be	To be	To be	To be	To be
Realized in	Realized in	Realized in	Realized in	Realized in
1-12 Months	13-36 Months	37-60 Months	61-120 Months	121+ Months	Net
(Year 1)	(Years 2-3)	(Years 4-5)	(Years 6-10)	(Years 11+)	Fair Value
$19	$ —	$ —	$(1)	$ —	$18
     As the table above illustrates, we are not materially engaged in trading activities. However, we hold a substantial portfolio of nontrading derivative contracts. Nontrading derivative contracts are those that hedge or could possibly hedge forecasted transactions on an economic basis. We have designated certain of these contracts as cash flow hedges of Power’s forecasted purchases of gas, purchases and sales of power related to its long-term structured contracts and owned generation, Exploration & Production’s forecasted sales of natural gas production, and Midstream’s forecasted sales of natural gas liquids. Certain of Power’s other derivatives have not been designated as or do not qualify as SFAS 133 cash flow hedges. The chart below reflects the fair value of derivatives held for nontrading purposes as of June 30, 2006, for the Power, Exploration & Production, and Midstream businesses. Of the total fair value of nontrading derivatives, SFAS 133 cash flow hedges had a net asset value of $240 million as of June 30, 2006, which includes the existing fair value of the derivatives at the time of their designation as SFAS 133 cash flow hedges.
Net Assets (Liabilities) — Nontrading
(Millions)

To be	To be	To be	To be	To be
Realized in	Realized in	Realized in	Realized in	Realized in
1-12 Months	13-36 Months	37-60 Months	61-120 Months	121+ Months	Net
(Year 1)	(Years 2-3)	(Years 4-5)	(Years 6-10)	(Years 11+)	Fair Value
$(60)	$165	$169	$19	$ —	$293
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
     Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. We continually assess this risk. We have credit protection within various agreements to call on additional collateral support if necessary. At June 30, 2006, we held collateral support, including letters of credit, of $654 million.

Management’s Discussion and Analysis (Continued)
     The gross credit exposure from our derivative contracts as of June 30, 2006, is summarized below.

	Investment
Counterparty Type	Grade (a)	Total
	(Millions)
Gas and electric utilities	$222.9	$229.1
Energy marketers and traders	792.6	2,944.2
Financial institutions	2,958.1	2,973.8
Other	27.9	28.2

	$4,001.5	6,175.3

Credit reserves		(22.8)

Gross credit exposure from derivatives		$6,152.5

     We assess our credit exposure on a net basis. The net credit exposure from our derivatives as of June 30, 2006, is summarized below.

	Investment
Counterparty Type	Grade (a)	Total
	(Millions)
Gas and electric utilities	$96.6	$96.9
Energy marketers and traders	238.9	557.2
Financial institutions	31.2	31.2
Other	25.3	25.3

	$392.0	710.6

Credit reserves		(22.8)

Net credit exposure from derivatives		$687.8

(a)	We determine investment grade primarily using publicly available credit ratings. We included counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade. We also classify counterparties that have provided sufficient collateral, such as cash, standby letters of credit, adequate parent company guarantees, and property interests, as investment grade.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition
Outlook
     We believe we have, or have access to, the financial resources and liquidity necessary to meet future requirements for working-capital, capital and investment expenditures and debt payments while maintaining a sufficient level of liquidity to reasonably protect against unforeseen circumstances requiring the use of funds. For the remainder of 2006, we expect to maintain liquidity from cash and cash equivalents and unused revolving credit facilities of at least $1 billion. We maintain adequate liquidity to manage margin requirements related to significant movements in commodity prices, unplanned capital spending needs, near term scheduled debt payments, and litigation and other settlements. We expect to fund capital and investment expenditures, debt payments, dividends, and working-capital requirements through cash flow from operations, which is currently estimated to be between $1.5 billion and $1.8 billion in 2006, proceeds from debt issuances and sales of units of Williams Partners L.P., as well as cash and cash equivalents on hand as needed.
     We entered 2006 positioned for growth through disciplined investments in our natural gas businesses. Examples of this planned growth include:
•	Gas Pipeline will continue to expand its system to meet the demand of growth markets. Additionally, Northwest Pipeline is constructing an 80-mile pipeline loop, which will replace most of the capacity previously served by 268 miles of pipeline in the Washington state area. The estimated cost of the project is $333 million, with an anticipated in-service date of November 1, 2006.

•	Exploration & Production’s March 2005 operating lease agreement will provide access to ten new drilling rigs each for a lease term of three years that will allow us to accelerate the pace of developing our natural gas reserves in the Piceance basin through both deployment of the additional rigs and the rigs’ designed drilling and operational efficiencies. We received the first six rigs through June 2006 and have begun drilling.

•	Midstream will continue to pursue significant deepwater production commitments and expand capacity in the western United States.
     We estimate capital and investment expenditures will total approximately $2.2 billion to $2.4 billion in 2006, with approximately $1.2 billion to $1.4 billion to be incurred over the remainder of the year. As a result of increasing our development drilling program, primarily in the Piceance basin, $1.2 billion to $1.3 billion of the total estimated 2006 capital expenditures is related to Exploration & Production. Also within the total estimated expenditures for 2006 is approximately $651 million to $711 million for maintenance-related projects at Gas Pipeline, including pipeline replacement and Clean Air Act compliance.
     Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:
•	Lower than expected levels of cash flow from operations due to commodity pricing volatility. To mitigate this exposure, Exploration & Production has economically hedged the price of natural gas for approximately 297 MMcfe per day of its remaining expected 2006 production. Power has entered into various sales contracts that economically cover substantially all of its fixed demand obligations through 2010. Midstream has also initiated the use of commodity hedging strategies as part of our efforts to manage commodity price risks on an enterprise basis.

•	Sensitivity of margin requirements associated with our marginable commodity contracts. As of June 30, 2006, we estimate our exposure to additional margin requirements to be no more than $526 million, using a statistical analysis at a 99 percent confidence level.

•	Exposure associated with our efforts to resolve regulatory and litigation issues (see Note 11 of Notes to Consolidated Financial Statements).

Management’s Discussion and Analysis (Continued)
Overview
     In November 2005, we initiated an offer to induce conversion of up to $300 million of the 5.5 percent junior subordinated convertible debentures into our common stock. The conversion was executed in January 2006 and approximately $220.2 million of the debentures were exchanged for common stock. We paid $25.8 million in premiums that are included in early debt retirement costs in the Consolidated Statement of Operations. See Note 10 of Notes to Consolidated Financial Statements for further information.
     In April 2006, Transco issued $200 million aggregate principal amount of 6.4 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement to fund general corporate expenses and capital expenditures.
     In April 2006, we retired a secured floating-rate term loan for $488.9 million, including outstanding principal and accrued interest. The loan was due in 2008 and secured by substantially all of the assets of Williams Production RMT Company. The loan was retired using a combination of cash and revolving credit borrowings. We may refinance a portion of this issue at the corporate parent level on an unsecured basis later this year.
     In May 2006, we replaced our $1.275 billion secured revolving credit facility with a $1.5 billion unsecured revolving credit facility. The new facility contains similar terms and financial covenants as the secured facility, but contains certain additional restrictions (see Note 9 of Notes to Consolidated Financial Statements).
     In June 2006, Northwest Pipeline issued $175 million aggregate principal amount of 7 percent senior unsecured notes due 2016 to certain institutional investors in a private debt placement to fund general corporate expenses and capital expenditures.
     In June 2006, we reached an agreement-in-principle to settle class-action securities litigation filed on behalf of purchasers of our securities between July 24, 2000 and July 22, 2002, for a total payment of $290 million to plaintiffs, subject to court approval. We plan to fund the settlement from a combination of insurance proceeds and cash on hand and expect to make the payment by the end of the year. This settlement will not have a material effect on our liquidity position (see Note 11 of Notes to Consolidated Financial Statements for further information).
     On June 1, 2006, the FERC entered its final order (FERC Final Order) concerning the Trans-Alaska Pipeline System (TAPS) Quality Bank litigation. The Quality Bank Administrator will determine and invoice for amounts due based on the FERC Final Order, and we expect to settle our payment obligations by early fourth quarter 2006, subject to the final disposition of the FERC Final Order appeals. In 2004, we accrued approximately $134 million based on our computation and assessment of ultimate ruling terms that were considered probable (see Note 11 of Notes to Consolidated Financial Statements).
     In June 2006, Williams Partners L.P. completed its acquisition of 25.1 percent of our interest in Williams Four Corners LLC for $360 million. The acquisition was completed after successfully closing a $150 million private debt offering of senior unsecured notes due 2011 and an equity offering of approximately $225 million in net proceeds. The debt and equity issued by Williams Partners L.P. is reported as a component of our consolidated debt balance and minority interest balance, respectively. Williams Four Corners LLC owns certain gathering, processing and treating assets in the San Juan Basin in Colorado and New Mexico.
Credit ratings
     On May 4, 2006, Standard & Poor’s raised our senior unsecured debt rating from a B+ to a BB- with a positive ratings outlook. With respect to Standard & Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard & Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard & Poor’s may modify it’s ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.
     On June 7, 2006, Moody’s Investors Service raised our senior unsecured debt rating from a B1 to a Ba2 with a stable ratings outlook. With respect to Moody’s, a rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. A “Ba” rating indicates an obligation that is judged to have speculative elements and is subject to substantial credit risk. The “1”, “2” and “3” modifiers show the

Management’s Discussion and Analysis (Continued)
relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” ranking at the lower end of the category.
     On May 15, 2006, Fitch raised our senior unsecured rating to BB+ from BB with a stable ratings outlook. With respect to Fitch, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. A “BB” rating from Fitch indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. Fitch may add a “+” or a “–” sign to show the obligor’s relative standing within a major rating category.
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
Available Liquidity

June 30, 2006
(Millions)
Cash and cash equivalents*	$980.4
Auction rate securities and other liquid securities	404.9
Available capacity under our four unsecured revolving and letter of credit facilities totaling $1.2 billion	349.3
Available capacity under our $1.5 billion unsecured revolving and letter of credit facility**	1,392.9

$3,127.5

*	Cash and cash equivalents includes $32.3 million of funds received from third parties as collateral. The obligation for these amounts is reported as customer margin deposits payable on the Consolidated Balance Sheet. Also included is $446.2 million of cash and cash equivalents that is being utilized by certain subsidiary and international operations.

**	This facility is guaranteed by Williams Gas Pipeline Company, L.L.C. Northwest Pipeline and Transco each have access to $400 million under this facility to the extent not utilized by us. Williams Partners L.P. has access to $75 million, to the extent not utilized by us, that we guarantee.
Additional Liquidity
     Northwest Pipeline and Transco have shelf registration statements available for the issuance of up to $350 million aggregate principal amount of debt securities. The ability of Northwest Pipeline to utilize these registration statements to issue debt securities is restricted by certain covenants of its debt agreements. When our credit rating is below investment grade, Northwest Pipeline and Transco can only use their shelf registration statements to issue debt if such debt is guaranteed by us.
     In addition, at the parent-company level, we have filed a new shelf registration statement that allows us to issue publicly registered debt and equity securities as needed. This registration statement, filed May 19, 2006, replaces our previously filed shelf registration.
Sources (Uses) of Cash

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
	(Millions)
Net cash provided (used) by:
Operating activities	$673.3	$793.3
Financing activities	(8.5)	33.2
Investing activities	(1,281.6)	(459.3)

Increase (decrease) in cash and cash equivalents	$(616.8)	$367.2

Management’s Discussion and Analysis (Continued)
Operating activities
     Our net cash provided by operating activities for the six months ended June 30, 2006, decreased from the same period in 2005. The primary driver in the decrease in net cash provided by operating activities is an increase in net cash outflows from margin deposits and customer margin deposits payable due primarily to changes in natural gas prices and our marginable positions.
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
     See Overview for a discussion of 2006 debt issuances and retirements.
     Quarterly dividends paid on common stock increased from $.075 to $.09 per common share during the second quarter of 2006 and totaled $98.2 million for the six months ended June 30, 2006. For the six months ended June 30, 2005, dividends paid on common stock were $.05 per share on a quarterly basis and totaled $57.1 million.
Investing activities
     During the first six months of 2006, capital expenditures totaled $1,002.6 million and were primarily related to Exploration & Production’s increased drilling activity, mostly in the Piceance basin.
     During the first six months of 2006, we purchased $327.3 million of auction rate securities. These are utilized as a component of our overall cash management program.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk exposure is primarily associated with our debt portfolio and has not materially changed during the first six months of 2006 (see Note 9 of Notes to Consolidated Financial Statements).
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
Trading
     Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. Only derivative contracts are carried at fair value on the balance sheet. Our value at risk for contracts held for trading purposes was approximately $3 million at June 30, 2006, and $4 million at December 31, 2005.
Nontrading
     Our nontrading portfolio consists of contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment		Commodity Price Risk Exposure

Exploration & Production	•	Natural gas sales

Midstream	•	Natural gas purchases
	•	Natural gas liquids sales

Power	•	Natural gas purchases and sales
	•	Electricity purchases and sales

     The value at risk for contracts held for nontrading purposes was $25 million at June 30, 2006, and $28 million at December 31, 2005. Certain of the contracts held for nontrading purposes are accounted for as cash flow hedges under SFAS 133. We do not consider the underlying commodity positions to which the cash flow hedges relate in our value-at-risk model. Therefore, value at risk does not represent economic losses that could occur on a total nontrading portfolio that includes the underlying commodity positions.

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
Second-Quarter 2006 Changes in Internal Controls Over Financial Reporting
     There have been no changes during the second-quarter 2006, that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held May 18, 2006, five individuals were elected to serve as directors and six individuals continue to serve as directors pursuant to their prior elections. Those directors continuing in office are Juanita H. Hinshaw, Frank T. MacInnis, Steven J. Malcolm, Janice D. Stoney, Charles M. Lillis, and William G. Lowrie. The appointment of Ernst & Young LLP as our independent auditor for 2006 was ratified and a stockholder proposal regarding a majority vote standard for board elections was approved.

     A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:
Election of Directors

Name	For	Withheld
Irl F. Engelhardt	512,801,393	6,363,081
William R. Granberry	512,707,256	6,430,218
William E. Green	512,675,831	6,461,643
W. R. Howell	511,321,052	7,816,422
George A. Lorch	512,136,438	7,001,036
Ratification of Appointment of Independent Auditors

For	Against	Abstain
510,010,468	5,682,630	3,444,376
Stockholder proposal for a majority vote standard for board elections

For	Against	Abstain	Broker Non-Votes
190,032,913	186,700,830	4,894,773	137,508,957
Item 6. Exhibits
(a) The exhibits listed below are filed or furnished as part of this report:
Exhibit 10.1 — Credit Agreement, dated as of May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to our Form 8-K filed May 1, 2006).
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

August 3, 2006