Form 10-Q/A
period 2009-06-30
WILLIAMS COMPANIES INC
filed 2009-08-27
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note
     Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2009, is filed solely to furnish Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the Form 10-Q.
     Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.
Item 6. Exhibits

Exhibit 3.1	—	Restated Certificate of Incorporation of The Williams Companies, Inc. (1)

Exhibit 3.2	—	Restated By-Laws (filed on September 24, 2008 as Exhibit 3.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference. (2)

Exhibit 4	—	Indenture dated as of March 5, 2009 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on March 11, 2009 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference. (2)

Exhibit 10	—	Registration Rights Agreement dated as of March 5, 2009, between The Williams Companies, Inc. and Citigroup Global Markets Inc., on behalf of themselves and the Initial Purchasers listed on Schedule I thereto (filed on March 11, 2009 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference. (2)

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges. (1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 101.INS	—	XBRL Instance Document (3)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema (3)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (3)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase (3)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase (3)

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 6, 2009.

(2)	Previously filed.

(3)	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC. (Registrant)
/s/ Ted T. Timmermans
Ted T. Timmermans
Controller (Duly Authorized Officer and Principal Accounting Officer)

August 27, 2009