Form 10-Q
period 2010-03-31
WILLIAMS COMPANIES INC
filed 2010-05-05
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $1 par value	584,272,911 Shares

The Williams Companies, Inc.
Index

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations – Three Months Ended March 31, 2010 and 2009	3
Consolidated Balance Sheet – March 31, 2010 and December 31, 2009	4
Consolidated Statement of Changes in Equity – Three Months Ended March 31, 2010 and 2009	5
Consolidated Statement of Cash Flows – Three Months Ended March 31, 2010 and 2009	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	45
Item 4. Controls and Procedures	47
Part II. Other Information	47
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 6. Exhibits	48
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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three months ended March 31,
(Millions, except per-share amounts)	2010	2009*
Revenues:
Williams Partners	$1,458	$957
Exploration & Production	1,168	976
Other	278	158
Intercompany eliminations	(308)	(169)

Total revenues	2,596	1,922

Segment costs and expenses:
Costs and operating expenses	1,922	1,444
Selling, general, and administrative expenses	111	125
Other (income) expense – net	—	33

Total segment costs and expenses	2,033	1,602

General corporate expenses	85	40

Operating income:
Williams Partners	388	247
Exploration & Production	157	72
Other	18	1
General corporate expenses	(85)	(40)

Total operating income	478	280

Interest accrued	(164)	(162)
Interest capitalized	17	20
Investing income (loss)	39	(61)
Early debt retirement costs	(606)	—
Other expense – net	(7)	(2)

Income (loss) from continuing operations before income taxes	(243)	75
Provision (benefit) for income taxes	(95)	56

Income (loss) from continuing operations	(148)	19
Income (loss) from discontinued operations	2	(243)

Net loss	(146)	(224)
Less: Net income (loss) attributable to noncontrolling interests	47	(52)

Net loss attributable to The Williams Companies, Inc.	$(193)	$(172)

Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$(195)	$2
Income (loss) from discontinued operations	2	(174)

Net loss	$(193)	$(172)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(.33)	$—
Income (loss) from discontinued operations	—	(.30)

Net loss	$(.33)	$(.30)

Weighted-average shares (thousands)	583,929	579,495

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(.33)	$—
Income (loss) from discontinued operations	—	(.29)

Net loss	$(.33)	$(.29)

Weighted-average shares (thousands)	583,929	582,361
Cash dividends declared per common share	$.11	$.11

*	Recast as discussed in Note 2.
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per-share amounts)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,644	$1,867
Accounts and notes receivable (net of allowance of $19 at March 31, 2010 and $22 at December 31, 2009)	831	829
Inventories	221	222
Derivative assets	703	650
Other current assets and deferred charges	190	225

Total current assets	3,589	3,793

Investments	888	886
Property, plant, and equipment, at cost	28,030	27,625
Accumulated depreciation, depletion, and amortization	(9,316)	(8,981)

Property, plant, and equipment – net	18,714	18,644
Derivative assets	376	444
Goodwill	1,011	1,011
Other assets and deferred charges	551	502

Total assets	$25,129	$25,280

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$907	$934
Accrued liabilities	760	948
Derivative liabilities	420	578
Long-term debt due within one year	10	17

Total current liabilities	2,097	2,477

Long-term debt	8,615	8,259
Deferred income taxes	3,708	3,656
Derivative liabilities	304	428
Other liabilities and deferred income	1,443	1,441
Contingent liabilities and commitments (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 619 million shares issued at March 31, 2010 and 618 million shares issued at December 31, 2009)	619	618
Capital in excess of par value	7,346	8,135
Retained earnings	646	903
Accumulated other comprehensive income (loss)	3	(168)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	7,573	8,447
Noncontrolling interests in consolidated subsidiaries	1,389	572

Total equity	8,962	9,019

Total liabilities and equity	$25,129	$25,280

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Three months ended March 31,
	2010			2009
	The Williams	Noncontrolling		The Williams	Noncontrolling
(Millions)	Companies, Inc.	Interests	Total	Companies, Inc.	Interests	Total
Beginning balance	$8,447	$572	$9,019	$8,440	$614	$9,054
Comprehensive income (loss):
Net income (loss)	(193)	47	(146)	(172)	(52)	(224)
Other comprehensive income, net of tax:
Net change in cash flow hedges	147	2	149	123	—	123
Foreign currency translation adjustments	19	—	19	(13)	—	(13)
Pension and other postretirement benefits – net	5	—	5	7	—	7

Total other comprehensive income	171	2	173	117	—	117

Total comprehensive income (loss)	(22)	49	27	(55)	(52)	(107)
Cash dividends – common stock	(64)	—	(64)	(64)	—	(64)
Dividends and distributions to noncontrolling interests	—	(32)	(32)	—	(33)	(33)
Stock-based compensation, net of tax	12	—	12	5	—	5
Change in Williams Partners L.P. ownership interest (Note 2)	(800)	800	—	—	—	—
Other	—	—	—	—	1	1

Ending balance	$7,573	$1,389	$8,962	$8,326	$530	$8,856

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
(Millions)	2010	2009
OPERATING ACTIVITIES:
Net loss	$(146)	$(224)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion, and amortization	361	367
Provision (benefit) for deferred income taxes	29	(38)
Provision for loss on investments, property and other assets	4	339
Provision for doubtful accounts and notes	1	50
Early debt retirement costs	606	—
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(3)	245
Inventories	—	13
Margin deposits and customer margin deposits payable	11	(2)
Other current assets and deferred charges	26	(13)
Accounts payable	(13)	(60)
Accrued liabilities	(280)	(216)
Changes in current and noncurrent derivative assets and liabilities	(8)	37
Other, including changes in noncurrent assets and liabilities	29	14

Net cash provided by operating activities	617	512

FINANCING ACTIVITIES:
Proceeds from long-term debt	3,749	595
Payments of long-term debt	(3,407)	(31)
Dividends paid	(64)	(64)
Dividends and distributions paid to noncontrolling interests	(32)	(33)
Payments for debt issuance costs	(65)	—
Premiums paid on early debt retirements	(574)	—
Changes in restricted cash	—	36
Changes in cash overdrafts	(3)	(41)
Other – net	(9)	(6)

Net cash provided (used) by financing activities	(405)	456

INVESTING ACTIVITIES:
Capital expenditures*	(428)	(612)
Other – net	(7)	(9)

Net cash used by investing activities	(435)	(621)

Increase (decrease) in cash and cash equivalents	(223)	347
Cash and cash equivalents at beginning of period	1,867	1,439

Cash and cash equivalents at end of period	$1,644	$1,786

* Increases to property, plant, and equipment	$(410)	$(484)
Changes in related accounts payable and accrued liabilities	(18)	(128)

Capital expenditures	$(428)	$(612)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. General
     Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments that, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2010, and results of operations, changes in equity, and cash flows for the three months ended March 31, 2010 and 2009.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     On February 17, 2010, we completed a strategic restructuring that involved contributing certain of our wholly and partially owned subsidiaries to Williams Partners L.P. (WPZ), our consolidated master limited partnership, and restructuring our debt (see Note 9). As discussed further in Note 2, we have revised our segment presentation as a result of this strategic restructuring. The restructure disclosures in this filing should be read in conjunction with our 2009 Form 10-K.
Goodwill
     We perform interim assessments of goodwill if impairment triggering events or circumstances are present. One such triggering event is a significant decline in forward natural gas prices. While nearer-term forward natural gas prices as of March 31, 2010, have declined compared to those used in our prior year-end analysis, we do not consider the impact across all future production periods to be significant enough to be indicative of a triggering event. It is reasonably possible that we may be required to conduct an interim goodwill impairment evaluation during 2010, which could result in a material impairment of goodwill.
Note 2. Basis of Presentation
Strategic Restructuring
     Our strategic restructuring completed during the first quarter of 2010 resulted in contributing businesses that were in our previously reported Gas Pipeline and Midstream Gas & Liquids (Midstream) segments into our consolidated master limited partnership, WPZ. The contributed Gas Pipeline businesses included 100 percent of Transcontinental Gas Pipe Line Company, LLC (Transco), 65 percent of Northwest Pipeline GP (Northwest Pipeline), and 24.5 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). We also contributed our general and limited partner interests in Williams Pipeline Partners L.P. (WMZ), which owns the remaining 35 percent of Northwest Pipeline. The contributed Midstream businesses include significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, as well as a business in Pennsylvania’s Marcellus Shale region, and various equity investments in domestic processing and fractionation assets. Our remaining 25.5 percent ownership interest in Gulfstream and our Canadian, Venezuelan, and olefins operations were excluded from the transaction. Additionally, our Exploration & Production segment was not included in this transaction.
     As a result of the restructuring, we have changed our segment reporting structure to align with the new parent-level focus employed by our chief operating decision-maker considering the resource allocation and governance associated with managing WPZ as a distinctly separate entity. Beginning this quarter, our reportable segments are Williams Partners, Exploration & Production, and Other.
     William Partners consists of our consolidated master limited partnership WPZ, including the gas pipeline and midstream businesses that were contributed as part of our previously described strategic restructuring. WPZ also includes other significant midstream operations and investments in the Four Corners and Gulf Coast regions, as well as an NGL fractionator and storage facilities near Conway, Kansas.
     Exploration & Production includes natural gas development, production and gas management activities primarily in the Rocky Mountain and Mid-Continent regions of the United States, development activities in the Eastern portion of the United States and oil and natural gas interests in South America. The gas management activities include procuring fuel and shrink gas for our midstream businesses and providing marketing to third parties, such as producers. Additionally, gas management activities include the managing of various natural gas related contracts such as transportation, storage, related hedges and proprietary trading positions not utilized for our own production.
     Other includes our Canadian midstream and domestic olefins operations, a 25.5 percent interest in Gulfstream, as well as corporate operations.
     Prior periods have been recast to reflect this revised segment presentation.

Notes (Continued)
Master Limited Partnerships
     Upon completing our strategic restructuring, we now own approximately 84 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights. Prior to the restructuring, we owned approximately 23.6 percent of WPZ and consolidated it due to our control of the general partner. The change in WPZ ownership between us and the noncontrolling interests has been accounted for as an equity transaction, resulting in a $800 million decrease to capital in excess of par value and a corresponding increase to noncontrolling interests in consolidated subsidiaries.
     WPZ is expected to be self-funding and maintains separate lines of bank credit and cash management accounts. Cash distributions from WPZ to us, including any associated with our incentive distribution rights, are expected to occur through the normal partnership distributions from WPZ to all partners.
     As of March 31, 2010, WPZ owns approximately 47.7 percent of the interests in WMZ, including the interests of the general partner, which is wholly owned by WPZ, and incentive distribution rights. WPZ consolidates WMZ due to its control through the general partner.
Discontinued Operations
     The accompanying consolidated financial statements and notes reflect the results of operations and financial position of certain of our Venezuela operations and other former businesses as discontinued operations. (See Note 3.)
     Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
Note 3. Discontinued Operations
Summarized Results of Discontinued Operations

	Three months ended March 31,
	2010	2009
	(Millions)
Income (loss) from discontinued operations before impairments and income taxes	$5	$(102)
Impairments	—	(211)
(Provision) benefit for income taxes	(3)	70

Income (loss) from discontinued operations	$2	$(243)

Income (loss) from discontinued operations:
Attributable to noncontrolling interests	$—	$(69)
Attributable to The Williams Companies, Inc.	$2	$(174)
     Income (loss) from discontinued operations before impairments and income taxes for the three months ended March 31, 2009, primarily includes losses related to our discontinued Venezuela operations, including $48 million of bad debt expense and a $30 million net charge related to the write-off of certain deferred charges and credits.
     Impairments for the three months ended March 31, 2009, reflects a $211 million impairment of our Venezuela property, plant, and equipment.
     (Provision) benefit for income taxes for the three months ended March 31, 2009, includes a $76 million benefit from the reversal of deferred tax balances related to our discontinued Venezuela operations.
Note 4. Asset Sales, Impairments and Other Accruals
     Other (income) expense – net within segment costs and expenses in 2009 includes Exploration & Production’s $34 million of penalties from the early release of drilling rigs.

Notes (Continued)
Additional Items
     We completed a strategic restructuring transaction in the first quarter of 2010 that involved significant debt issuances, retirements and amendments (see Note 9). We incurred significant costs related to these transactions, as follows:
•	$606 million of early debt retirement costs consisting primarily of cash premiums of $574 million;

•	$39 million of other transaction costs reflected in general corporate expenses, of which $4 million is attributable to noncontrolling interests;

•	$4 million of accelerated amortization of debt costs related to the amendments of credit facilities, reflected in other expense – net below operating income.
     In first-quarter 2009, we recorded a $75 million impairment charge related to an other-than-temporary loss in value associated with our Venezuelan investment in Accroven SRL (Accroven), which is reflected in loss from investments within investing income (loss) at Other. (See Note 10.)
     In addition, Exploration & Production recorded an $11 million impairment related to a cost-based investment in first-quarter 2009, which is included within investing income (loss). (See Note 10.)
Note 5. Provision (Benefit) for Income Taxes
     The provision (benefit) for income taxes from continuing operations includes:

	Three months ended March 31,
	2010	2009
	(Millions)
Current:
Federal	$(115)	$12
State	(14)	2
Foreign	5	4

	(124)	18
Deferred:
Federal	24	34
State	3	4
Foreign	2	—

	29	38

Total provision (benefit)	$(95)	$56

     The effective income tax rate on the total benefit for the three months ended March 31, 2010, is greater than the federal statutory rate primarily due to the effect of state income taxes and the impact of nontaxable noncontrolling interests partially offset by the reduction of tax benefits on the Medicare Part D federal subsidy due to enacted healthcare legislation.
     The effective income tax rate on the total provision for the three months ended March 31, 2009, is greater than the federal statutory rate primarily due to the effect of state income taxes and the limitation of tax benefits associated with impairments of certain Venezuelan investments (see Note 4), partially offset by the impact of nontaxable noncontrolling interests.
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

Notes (Continued)
Note 6. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended March 31,
	2010	2009
	(Dollars in millions, except per-share
	amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(195)	$2

Basic weighted-average shares	583,929	579,495
Effect of dilutive securities:
Nonvested restricted stock units	—	1,405
Stock options	—	1,461
Convertible debentures	—	—

Diluted weighted-average shares	583,929	582,361

Earnings (loss) per common share from continuing operations:
Basic	$(.33)	$—
Diluted	$(.33)	$—
     For the three months ended March 31, 2010, 3.3 million weighted-average nonvested restricted stock units and 3.2 million weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to The Williams Companies, Inc.
     Additionally, for the three months ended March 31, 2010 and 2009, respectively, 2.3 million and 4.8 million weighted-average shares related to the assumed conversion of our convertible debentures, as well as the related interest, net of tax, have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would have an antidilutive effect on the diluted earnings per common share. We estimate that if income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders was $54 million of income for the three months ended March 31, 2010 and 2009, then these shares would become dilutive.
     The table below includes information related to stock options that were outstanding at March 31 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares.

	March 31,
	2010	2009
Options excluded (millions)	2.4	6.7
Weighted-average exercise price of options excluded	$32.40	$25.62
Exercise price ranges of options excluded	$22.25 - $40.51	$15.71 - $42.29
First quarter weighted-average market price	$22.18	$13.05
Note 7. Employee Benefit Plans
     Net periodic benefit expense is as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three months		Three months
	ended March 31,		ended March 31,
	2010	2009	2010	2009
	(Millions)
Components of net periodic benefit expense:
Service cost	$8	$7	$1	$—
Interest cost	16	15	4	4
Expected return on plan assets	(18)	(14)	(3)	(2)
Amortization of prior service credit	—	—	(3)	(2)
Amortization of net actuarial loss	9	11	—	1
Amortization of regulatory asset	—	—	—	1

Net periodic benefit expense (income)	$15	$19	$(1)	$2

Notes (Continued)
     During the three months ended March 31, 2010, we contributed $15 million to our pension plans and $4 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $46 million to our pension plans and approximately $12 million to our other postretirement benefit plans in the remainder of 2010.
Note 8. Inventories

	March 31,	December 31,
	2010	2009
	(Millions)
Natural gas liquids and olefins	$64	$70
Natural gas in underground storage	46	47
Materials, supplies, and other	111	105

	$221	$222

Note 9. Debt and Banking Arrangements
Revolving Credit and Letter of Credit Facilities (Credit Facilities)
     At March 31, 2010, letters of credit issued and loans outstanding under our credit facilities are:

		March 31, 2010
	Credit Facilities	Letters of Credit	Loans
	Expiration	Issued	Outstanding
		(Millions)
$700 million unsecured credit facilities	October 2010	$186	$—
$900 million unsecured credit facility	May 2012	—	—
$1.75 billion Williams Partners L.P. unsecured credit facility	February 2013	—	108

		$186	$108

     As part of our strategic restructuring (see Note 2), WPZ entered into a new $1.75 billion three-year senior unsecured revolving credit facility with Transco and Northwest Pipeline as co-borrowers. This credit facility replaced an unsecured $450 million credit facility, comprised of a $200 million revolving credit facility and a $250 million term loan which was terminated as part of the restructuring. At the closing, WPZ utilized $250 million of the credit facility to repay the outstanding term loan. As of March 31, 2010, loans outstanding under the credit facility were reduced to $108 million using available cash. The credit facility expires February 15, 2013, and may, under certain conditions, be increased by up to an additional $250 million. The full amount of the credit facility is available to WPZ to the extent not otherwise utilized by Transco and Northwest Pipeline. Transco and Northwest Pipeline each have access to borrow up to $400 million under the credit facility to the extent not otherwise utilized by WPZ. Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. WPZ is required to pay a commitment fee (currently 0.5 percent) based on the unused portion of the credit facility. The applicable margin and the commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. The credit facility contains various covenants that limit, among other things, a borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, and allow any material change in the nature of its business. Significant financial covenants under the credit facility include:
•	WPZ ratio of debt to EBITDA (each as defined in the credit facility) must be no greater than 5 to 1.

•	The ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 55 percent for Transco and Northwest Pipeline.
Each of the above ratios will be tested, beginning June 30, 2010, at the end of each fiscal quarter, and the debt to EBITDA ratio will be measured on a rolling four-quarter basis (with the first full year measured on an annualized basis).
     The credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the credit facility and exercise other rights and remedies.

Notes (Continued)
     As WPZ will be funding projects for its midstream and gas pipeline businesses, we reduced our $1.5 billion unsecured credit facility that expires May 2012 to $900 million and removed Transco and Northwest Pipeline as borrowers.
     In first-quarter 2010, there were no changes to our $700 million unsecured credit facilities, which mature in October 2010 or to our unsecured credit facility used to facilitate our natural gas production hedging, which expires in December 2013.
Issuances and Retirements
     In connection with the restructuring, WPZ issued $3.5 billion face value of senior unsecured notes as follows:

(Millions)
3.80% Senior Notes due 2015	$750
5.25% Senior Notes due 2020	1,500
6.30% Senior Notes due 2040	1,250

Total	$3,500

     Prior to the issuance of this debt, WPZ entered into forward starting interest rate swaps to hedge against variability in interest rates on a portion of the anticipated debt issuance. Upon the issuance of the debt, these instruments were terminated, which resulted in a payment of $7 million. This amount has been recorded in accumulated other comprehensive income (loss) and will be amortized over the term of the related debt.
     As part of the issuance of the $3.5 billion unsecured notes, WPZ entered into registration rights agreements with the initial purchasers of the notes. WPZ is obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 180 days from closing and to use its commercially reasonable efforts to cause the registration statement to be declared effective within 270 days after closing and to consummate the exchange offer within 30 business days after such effective date. WPZ is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If WPZ fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
     With the debt proceeds discussed above, we retired $3 billion of debt and paid $574 million in related premiums. The $3 billion of aggregate principal corporate debt retired includes:

(Millions)
7.125% Notes due 2011	$429
8.125% Notes due 2012	602
7.625% Notes due 2019	668
8.75% Senior Notes due 2020	586
7.875% Notes due 2021	179
7.70% Debentures due 2027	98
7.50% Debentures due 2031	163
7.75% Notes due 2031	111
8.75% Notes due 2032	164

Total	$3,000

     As a result of the changes in debt noted above, the weighted-average interest rate for unsecured fixed rate notes decreased from 7.7 percent at December 31, 2009 to 6.6 percent at March 31, 2010.
Note 10. Fair Value Measurements
     Fair value is the amount received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market-based measurement

Notes (Continued)
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
     The fair value hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•	Level 1 – Quoted prices for identical assets or liabilities in active markets that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 primarily consists of financial instruments that are exchange traded.

•	Level 2 – Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. Our Level 2 primarily consists of over-the-counter (OTC) instruments such as forwards, swaps, and options.

•	Level 3 – Inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. Our Level 3 consists of instruments that are valued utilizing unobservable pricing inputs that are significant to the overall fair value.
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

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(Millions)				(Millions)
Assets:
Energy derivatives	$229	$844	$6	$1,079	$178	$911	$5	$1,094
ARO Trust Investments (see Note 11)	25	—	—	25	22	—	—	22

Total assets	$254	$844	$6	$1,104	$200	$911	$5	$1,116

Liabilities:
Energy derivatives	$225	$498	$1	$724	$177	$826	$3	$1,006

Total liabilities	$225	$498	$1	$724	$177	$826	$3	$1,006

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

Notes (Continued)
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
     Forward, swap, and option contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of production from our Exploration & Production segment, are structured as costless collars and are financially settled. They are valued using an industry standard Black-Scholes option pricing model. Significant inputs into our Level 2 valuations include commodity prices, implied volatility by location, and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
     Our derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short with more than 99 percent of the value of our derivatives portfolio expiring in the next 36 months. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.
     Certain instruments trade in less active markets with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at March 31, 2010, consist of natural gas liquids (NGL) swaps and forward contracts for our midstream businesses, including those in our Williams Partners segment, as well as natural gas index transactions that are used to manage the physical requirements of our Exploration & Production segment.
     Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers in or out of Level 1 and Level 2 occurred during the period ended March 31, 2010. During the third quarter of 2009, certain Exploration & Production options which hedge future sales of production were transferred from Level 3 to Level 2. These options were originally included in Level 3 because a significant input to the model, implied volatility by location, was considered unobservable. Due to increased transparency, this input was considered observable, and we transferred these options to Level 2.
     The following tables present a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.
Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Three months ended March 31,
	2010		2009
	Net Energy		Net Energy
	Derivatives	Other Assets	Derivatives	Other Assets
		(Millions)
Beginning balance	$2	$—	$507	$7
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	—	—	137	—
Included in other comprehensive income (loss)	4	—	133	—
Purchases, issuances, and settlements	(1)	—	(138)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$5	$—	$639	$7

Unrealized gains (losses) included in income (loss) from continuing operations relating to instruments still held at March 31	$—	$—	$—	$—

Notes (Continued)
     Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues in our Consolidated Statement of Operations.
     The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy. Certain of these items have been reported within discontinued operations.

	Total losses for
	three months ended
	March 31,
	2010	2009
	(Millions)
Impairments:
Venezuelan property – Other	$—	$211	(a)
Investment in Accroven – Other	—	75	(b)
Cost-based investment – Exploration & Production	—	11	(c)

	$—	$297

(a)	Fair value measured at March 31, 2009, was $106 million. This value was based on our estimates of probability-weighted discounted cash flows that considered (1) the continued operation of the assets considering different scenarios of outcome, (2) the purchase of the assets by Petróleos de Venezuela S.A., (3) the results of arbitration with varying degrees of award and collection, and (4) an after-tax discount rate of 20 percent.

(b)	Fair value measured at March 31, 2009, was zero. This value was determined based on a probability-weighted discounted cash flow analysis that considered the deteriorating circumstances in Venezuela.

(c)	Fair value measured at March 31, 2009, was zero. This value was based on an other-than-temporary decline in the value of our investment considering the deteriorating financial condition of a Venezuelan corporation in which Exploration & Production has a 4 percent interest.
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
     ARO Trust Investments: Our Transco subsidiary deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into an external trust specifically designated to fund future asset retirement obligations (ARO Trust). The ARO Trust invests in a portfolio of mutual funds that are reported at fair value in other assets and deferred charges in the Consolidated Balance Sheet and are classified as available-for-sale. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
     Long-term debt: The fair value of our publicly traded long-term debt is determined using indicative period-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. At March 31, 2010 and December 31, 2009, approximately 58 percent and 97 percent, respectively, of our long-term debt was publicly traded. (See Note 9.)
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

Notes (Continued)
on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rates are published by Moody’s Investors Service. Guarantees, if recognized, are included in accrued liabilities in the Consolidated Balance Sheet.
     Other: Includes current and noncurrent notes receivable, margin deposits, customer margin deposits payable, and cost-based investments.
     Energy derivatives: Energy derivatives include futures, forwards, swaps, and options. These are carried at fair value in the Consolidated Balance Sheet. See Note 10 for discussion of valuation of our energy derivatives.
   Carrying amounts and fair values of our financial instruments

	March 31, 2010			December 31, 2009
	Carrying			Carrying
Asset (Liability)	Amount	Fair Value		Amount	Fair Value
	(Millions)
Cash and cash equivalents	$1,644	$1,644		$1,867	$1,867
Restricted cash (current and noncurrent)	28	28		28	28
ARO Trust Investments	25	25		22	22
Long-term debt, including current portion (a)	(8,622)	(9,319)		(8,273)	(9,142)
Guarantees	(36)	(34)		(36)	(33)
Other	(33)	(36	)(b)	(23)	(25	)(b)
Net energy derivatives:
Energy commodity cash flow hedges	396	396		178	178
Other energy derivatives	(41)	(41)		(90)	(90)

(a)	Excludes capital leases.

(b)	Excludes certain cost-based investments in companies that are not publicly traded and therefore it is not practicable to estimate fair value. The carrying value of these investments was $2 million at March 31, 2010 and December 31, 2009.
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
     We produce, buy, and sell natural gas at different locations throughout the United States. We also enter into forward contracts to buy and sell natural gas to maximize the economic value of transportation agreements and storage capacity agreements. To reduce exposure to a decrease in revenues or margins from fluctuations in natural gas market prices, we enter into natural gas futures contracts, swap agreements, and financial option contracts to mitigate the price risk on forecasted sales of natural gas. We have also entered into basis swap agreements to reduce the locational price risk associated with our producing basins. These cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of locational differences between the hedging derivative and the hedged item. Our financial option contracts are either purchased options or a combination of options that comprise a net purchased option or a zero-cost collar. Our designation of the hedging relationship and method of assessing effectiveness for these option contracts are generally such that the hedging relationship is considered perfectly effective and no ineffectiveness is recognized in earnings. Hedges for storage contracts have not been designated as cash flow hedges, despite economically hedging the expected cash flows generated by those agreements.

Notes (Continued)
     We produce and sell NGLs and olefins at different locations throughout North America. We also buy natural gas to satisfy the required fuel and shrink needed to generate NGLs and olefins. To reduce exposure to a decrease in revenues from fluctuations in NGL market prices or increases in costs and operating expenses from fluctuations in natural gas and NGL market prices, we may enter into NGL or natural gas swap agreements, financial forward contracts, and financial option contracts to mitigate the price risk on forecasted sales of NGLs and purchases of natural gas and NGLs. These cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of locational differences between the hedging derivative and the hedged item.
Other activities
     We also enter into commodity derivatives for other than risk management purposes, including managing certain remaining legacy natural gas contracts and positions from our former power business and providing services to third parties. These legacy natural gas contracts include substantially offsetting positions and have an insignificant net impact on earnings.
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
     The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of March 31, 2010. Natural gas is presented in millions of British Thermal Units (MMBtu), and NGLs is presented in gallons. The volumes for options represent at location zero-cost collars and present one side of the short position.

Derivative Notional Volumes		Measurement	Fixed Price	Basis	Index	Options
Designated as Hedging Instruments
Exploration & Production	Risk Management	MMBtu	(49,325,000)	(48,050,000)		(240,625,000)
Williams Partners	Risk Management	MMBtu	8,502,500	4,450,000
Williams Partners	Risk Management	Gallons	(119,784,000)

Not Designated as Hedging Instruments
Exploration & Production	Risk Management	MMBtu	(4,059,999)	(897,500)	(3,263,073)
Williams Partners	Risk Management	Gallons	(2,100,000)
Other	Risk Management	Gallons	(1,050,000)
Exploration & Production	Other	MMBtu	4,387,500	665,000		(1,500,000)
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

Notes (Continued)
not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions.

	March 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Designated as hedging instruments	$482	$86	$352	$174
Not designated as hedging instruments:
Legacy natural gas contracts from former power business	395	412	505	526
All other	202	226	237	306

Total derivatives not designated as hedging instruments	597	638	742	832

Total derivatives	$1,079	$724	$1,094	$1,006

     The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in accumulated other comprehensive income (loss) (AOCI) or revenues.

	Three months ended March 31,
	2010	2009	Classification
	(Millions)
Net gain recognized in other comprehensive income (effective portion)	$278	$325	AOCI
Net gain reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$25	$129	Revenues
Gain recognized in income (ineffective portion)	$5	$1	Revenues
     There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.
     The following table presents pre-tax gains and losses for our energy commodity derivatives not designated as hedging instruments.

	Three months ended March 31,
	2010	2009
	(Millions)
Revenues	$26	$15
Costs and operating expenses	—	4

Net gain	$26	$11

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

Notes (Continued)
     As of March 31, 2010, we have collateral totaling $87 million, all of which is in the form of letters of credit, posted to derivative counterparties to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $145 million, which includes a reduction of $2 million to our liability balance for our own nonperformance risk. At December 31, 2009, we had collateral totaling $96 million posted to derivative counterparties, all of which was in the form of letters of credit, to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $167 million, which included a reduction of $3 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $60 million and $74 million at March 31, 2010 and December 31, 2009, respectively.
Cash flow hedges
     Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in other comprehensive income and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of March 31, 2010, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales for up to three years. Based on recorded values at March 31, 2010, $184 million of net gains (net of income tax provision of $112 million) will be reclassified into earnings within the next year. These recorded values are based on market prices of the commodities as of March 31, 2010. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next year will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
Guarantees
     In addition to the guarantees and payment obligations discussed in Note 12, we have issued guarantees and other similar arrangements as discussed below.
     We are required by our revolving credit agreements to indemnify lenders for any taxes required to be withheld from payments due to the lenders and for any tax payments made by the lenders. The maximum potential amount of future payments under these indemnifications is based on the related borrowings and such future payments cannot currently be determined. These indemnifications generally continue indefinitely unless limited by the underlying tax regulations and have no carrying value. We have never been called upon to perform under these indemnifications and have no current expectation of a future claim.
     We have provided guarantees in the event of nonpayment by our previously owned communications subsidiary, WilTel, on certain lease performance obligations that extend through 2042. The maximum potential exposure is approximately $40 million at March 31, 2010. Our exposure declines systematically throughout the remaining term of WilTel’s obligations. The carrying value of these guarantees included in accrued liabilities on the Consolidated Balance Sheet is $36 million at March 31, 2010.
     At March 31, 2010, we do not expect these guarantees to have a material impact on our future liquidity or financial position. However, if we are required to perform on these guarantees in the future, it may have a material adverse effect on our results of operations.
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

Notes (Continued)
The gross credit exposure from our derivative contracts as of March 31, 2010, is summarized as follows.

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$24	$26
Energy marketers and traders	—	259
Financial institutions	794	794

	$818	1,079

Credit reserves		—

Gross credit exposure from derivatives		$1,079

     We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts. The net credit exposure from our derivatives as of March 31, 2010, excluding collateral support discussed below, is summarized as follows.

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$14	$16
Energy marketers and traders	—	7
Financial institutions	477	477

	$491	500

Credit reserves		—

Net credit exposure from derivatives		$500

(a)	We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.
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
     At March 31, 2010, the designated collateral agent holds $113 million of collateral support on our behalf under Exploration & Production’s hedging facility. In addition, we hold collateral support, including letters of credit, of $39 million related to our other derivative positions.
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

Notes (Continued)
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
Refund proceedings
     Although we entered into the State Settlement and Utilities Settlement, which resolved a significant portion of the refund issues among the settling parties, we continue to have potential refund exposure to nonsettling parties, such as the counterparty to the contracts described above and various California end users that did not participate in the Utilities Settlement. As a part of the Utilities Settlement, we funded escrow accounts that will be used towards satisfying any ultimate refund determinations in favor of the nonsettling parties including interest on refund amounts that we might owe to settling and nonsettling parties. We are also owed interest from counterparties in the California market during the refund period for which we have recorded a receivable totaling $24 million at March 31, 2010. Collection of the interest and the payment of interest on refund amounts from the escrow accounts are subject to the conclusion of this proceeding. Therefore, we continue to participate in the FERC refund case and related proceedings.
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
•	The federal court in Nevada currently presides over cases that were transferred to it from state courts in Colorado, Kansas, Missouri, and Wisconsin. In 2008, the federal court in Nevada granted summary judgment in the Colorado case in favor of us and most of the other defendants, and on January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal. We expect that the Colorado plaintiffs will appeal, but the appeal cannot occur until the case against the remaining defendant is concluded.

•	On April 23, 2010, the Tennessee Supreme Court reversed the state appellate court and dismissed the plaintiffs’ claims against us on federal preemption grounds. The plaintiffs might appeal this ruling to the United States Supreme Court.

•	On December 8, 2009, the Missouri appellate court upheld the trial court’s dismissal of a case for lack of standing. The plaintiff has appealed to the Missouri Supreme Court.
Environmental Matters
Continuing operations
     Since 1989, our Transco subsidiary has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of its sites. Transco has identified polychlorinated biphenyl (PCB) contamination in compressor systems, soils and related properties at certain compressor station sites. Transco has also been involved in

Notes (Continued)
negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, Transco commenced negotiations with certain environmental authorities and other parties concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. The costs of any such remediation will depend upon the scope of the remediation. At March 31, 2010, we had accrued liabilities of $5 million related to PCB contamination, potential mercury contamination, and other toxic and hazardous substances. Transco has been identified as a potentially responsible party at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, we have estimated our aggregate exposure for remediation of these sites to be less than $500,000, which is included in the environmental accrual discussed above. We expect that these costs will be recoverable through Transco’s rates.
     Beginning in the mid-1980s, our Northwest Pipeline GP (Northwest Pipeline) subsidiary evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Consistent with other natural gas transmission companies, Northwest Pipeline identified PCB contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest Pipeline identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s and Northwest Pipeline conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest Pipeline to reevaluate its previous mercury clean-ups in Washington. Consequently, Northwest Pipeline is conducting additional assessments and remediation activities at certain sites to comply with Washington’s current environmental standards. At March 31, 2010, we have accrued liabilities of $8 million for these costs. We expect that these costs will be recoverable through Northwest Pipeline’s rates.
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
     We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2010, we have accrued liabilities totaling $6 million for these costs.
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

Notes (Continued)
     In January 2010, the Colorado Department of Public Health and Environment (CDPHE) proposed a penalty against Williams Production RMT Company for alleged permit violations at four compressor stations in Colorado. A settlement was reached with the CDPHE in March 2010 wherein we paid a penalty of $96,750.
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
     Agrico
     In connection with the 1987 sale of the assets of Agrico Chemical Company, we agreed to indemnify the purchaser for environmental cleanup costs resulting from certain conditions at specified locations to the extent such costs exceed a specified amount. At March 31, 2010, we have accrued liabilities of $8 million for such excess costs.
     Other
     At March 31, 2010, we have accrued environmental liabilities of $15 million related primarily to our:
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
Royalty litigation
     In September 2006, royalty interest owners in Garfield County, Colorado, filed a class action suit in Colorado state court alleging that we improperly calculated oil and gas royalty payments, failed to account for the proceeds that we received from the sale of gas and extracted products, improperly charged certain expenses, and failed to refund amounts withheld in excess of ad valorem tax obligations. We reached a final partial settlement agreement for an amount that was previously accrued. We received a favorable ruling on our motion for summary judgment on one remaining claim, and we anticipate trial in 2010 on the other remaining issue related to royalty payment calculation and obligations under specific lease provisions. While we are not able to estimate the amount of any additional exposure at this time, it is reasonably possible that plaintiff’s claims could reach a material amount.
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
     At March 31, 2010, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Note 13. Segment Disclosures
     In February 2010, we completed our strategic restructuring that resulted in a revision to our segment reporting structure. Beginning with first-quarter 2010 reporting, our reportable segments are Williams Partners, Exploration & Production, and Other. (See Note 2.)
     Our segment presentation of Williams Partners is reflective of the parent-level focus by our chief operating decision-maker, considering the resource allocation and governance provisions associated with this master limited partnership structure. Following our restructuring, this entity maintains a capital and cash management structure that is separate from ours. Williams Partners is expected to be self-funding and maintains its own lines of bank credit and cash management accounts. These factors, coupled with a different cost of capital from our other businesses, serve to differentiate the management of this entity as a whole.
Performance Measurement
     We currently evaluate segment operating performance based upon segment profit (loss) from operations, which includes segment revenues from external and internal customers, segment costs and expenses, equity earnings (losses) and income (loss) from investments. Intersegment sales are generally accounted for at current market prices as if the sales were to unaffiliated third parties.
     The primary types of costs and operating expenses by segment can be generally summarized as follows:
•	Williams Partners – commodity purchases (primarily for NGL and crude marketing, shrink and fuel), depreciation and operation and maintenance expenses;

•	Exploration & Production – commodity purchases (primarily in support of commodity marketing and risk management activities), depletion, depreciation and amortization, lease and facility operating expenses and operating taxes;

•	Other – commodity purchases (primarily for shrink, feedstock and NGL and olefin marketing activities), depreciation and operation and maintenance expenses.

Notes (Continued)
     The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income as reported in the Consolidated Statement of Operations.

		Exploration
	Williams	&
	Partners	Production	Other	Eliminations	Total
	(Millions)
Three months ended March 31, 2010
Segment revenues:
External	$1,391	$936	$269	$—	$2,596
Internal	67	232	9	(308)	—

Total revenues	$1,458	$1,168	$278	$(308)	$2,596

Segment profit	$414	$162	$27	$—	$603
Less equity earnings	26	5	9	—	40

Segment operating income	$388	$157	$18	$—	563

General corporate expenses					(85)

Total operating income					$478

Three months ended March 31, 2009*
Segment revenues:
External	$924	$846	$152	$—	$1,922
Internal	33	130	6	(169)	—

Total revenues	$957	$976	$158	$(169)	$1,922

Segment profit (loss)	$252	$76	$(60)	$—	$268
Less:
Equity earnings	5	4	14	—	23
Loss from investments	—	—	(75)	—	(75)

Segment operating income	$247	$72	$1	$—	320

General corporate expenses					(40)

Total operating income					$280

     Total segment revenues for Exploration & Production include $556 million and $411 million of gas management revenues for the three months ended March 31, 2010 and 2009, respectively. Gas management revenues include sales of natural gas in conjunction with marketing services provided to third parties and intercompany sales of fuel and shrink gas to the midstream businesses in Williams Partners. These revenues are substantially offset by similar amounts of gas management costs.
     The following table reflects total assets by reporting segment.

	Total Assets
	March 31, 2010	December 31, 2009*
	(Millions)
Williams Partners	$12,132	$11,981
Exploration & Production	10,593	10,575
Other	3,948	4,193
Eliminations	(1,544)	(1,469)

Total	$25,129	$25,280

*	Recast as discussed in Note 2.

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Strategic Restructuring
     On February 17, 2010, we completed a strategic restructuring, which involved contributing a substantial majority of our domestic midstream and gas pipeline businesses, including our limited and general partner interests in Williams Pipeline Partners L.P. (WMZ), into Williams Partners L.P. (WPZ). (See Note 2 of Notes to Consolidated Financial Statements.) As consideration for the asset contributions, we received proceeds from WPZ’s debt issuance of approximately $3.5 billion, less WPZ’s transaction fees and expenses, as well as 203 million WPZ Class C units, which are identical to common units, except for a prorated initial distribution. We also maintained our 2 percent general partner interest. WPZ assumed approximately $2 billion of existing debt associated with the gas pipeline assets. In connection with the restructuring, we retired $3 billion of our debt and paid $574 million in related premiums. These amounts, as well as other transaction costs, were primarily funded with the cash consideration received from WPZ. The premiums paid and certain other transaction costs were recorded as expense in the first quarter of 2010.
     In conjunction with the restructuring, WPZ intends to make an exchange offer for the publicly held units of WMZ at a future date or to propose a merger to WMZ’s holders.
     We have changed our segment reporting structure to align with the new parent-level focus employed by our chief operating decision-maker considering the resource allocation and governance associated with managing WPZ as a distinctly separate entity. (See Note 13 of Notes to Consolidated Financial Statements.) Our reporting segments are Williams Partners, Exploration & Production, and Other. Exploration & Production includes our former Gas Marketing Services segment and Other includes certain midstream and gas pipeline businesses that were not contributed to WPZ, such as our Canadian midstream and domestic olefins businesses and a 25.5 percent interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream), as well as corporate operations.
Company Outlook
     We believe we are well positioned to execute on our 2010 business plan and to capture attractive growth opportunities. The economic environment in the latter half of 2009 and continuing in the first quarter of 2010 improved compared to conditions in early 2009. In addition, economic and energy commodity price indicators for 2010 and beyond reflect continued improvement in the economic environment. However, given the potential volatility of these measures, it is reasonably possible that the economy could worsen and/or energy commodity prices could decline, negatively impacting future operating results and increasing the risk of nonperformance of counterparties or impairments of goodwill and long-lived assets.
     As a result of our 2010 restructuring, we are better positioned to drive additional growth and pursue value-adding growth strategies. Our new structure is designed to lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions.
     We continue to operate with a focus on EVA® and invest in our businesses in a way that meets customer needs and enhances our competitive position by:
•	Continuing to invest in and grow our gathering and processing, interstate natural gas pipeline systems, and natural gas drilling;

•	Retaining the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Management’s Discussion and Analysis (Continued)
     Potential risks and/or obstacles that could impact the execution of our plan include:
•	Lower than anticipated energy commodity prices;

•	Lower than expected levels of cash flow from operations;

•	Availability of capital;

•	Counterparty credit and performance risk;

•	Decreased drilling success at Exploration & Production;

•	Decreased volumes from third parties served by our midstream businesses;

•	General economic, financial markets, or industry downturn;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms for which our aggregate insurance policy limit is $75 million in the event of a material loss.
     We continue to address these risks through utilization of commodity hedging strategies, disciplined investment strategies, and maintaining at least $1 billion in consolidated liquidity from cash and cash equivalents and unused revolving credit facilities. In addition, we utilize master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements.
Overview of Three Months Ended March 31, 2010
     Income (loss) from continuing operations attributable to The Williams Companies, Inc., for the three months ended March 31, 2010, changed unfavorably by $197 million compared to the three months ended March 31, 2009.
     This decrease is reflective of $645 million of pre-tax costs attributable to The Williams Companies, Inc., associated with our 2010 restructuring, including $606 million of early debt retirement costs. Partially offsetting the increased costs are:
•	The improved energy commodity price environment in the first quarter of 2010 as compared to the first quarter of 2009;

•	The absence of a $75 million pre-tax impairment charge in the first quarter of 2009 related to our Venezuelan equity investment in Accroven SRL (Accroven). (See Note 4 of Notes to Consolidated Financial Statements.)
See additional discussion in Results of Operations.
     Our net cash provided by operating activities for the three months ended March 31, 2010, increased $105 million compared to the three months ended March 31, 2009, primarily due to the increase in our operating income. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Liquidity.
Recent Event
     In April 2010, our Board of Directors approved a regular quarterly dividend of $0.125 per share, which reflects an increase of 14 percent compared to the $0.11 per share that we paid in each of the eight prior quarters.

Management’s Discussion and Analysis (Continued)
General
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our 2009 Annual Report on Form 10-K.
Fair Value Measurements
     Certain of our energy derivative assets and liabilities and other assets trade in markets with lower availability of pricing information requiring us to use unobservable inputs and are considered Level 3 in the fair value hierarchy. At March 31, 2010, less than 1 percent of our respective total assets and liabilities measured at fair value on a recurring basis are included in Level 3. For Level 2 transactions, we do not make significant adjustments to observable prices in measuring fair value as we do not generally trade in inactive markets.
     The determination of fair value for our assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our liabilities. The determination of the fair value of our liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At March 31, 2010, the credit reserve is less than $1 million on our net derivative assets and $2 million on our net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
     At March 31, 2010, 80 percent of the value of our derivatives portfolio expires in the next 12 months and more than 99 percent expires in the next 36 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.
     The instruments included in Level 3 at March 31, 2010, consist of natural gas liquids swaps and forward contracts for our midstream businesses, including those in our Williams Partners segment, as well as natural gas index transactions that are used to manage the physical requirements of our Exploration & Production segment. The change in the overall fair value of instruments included in Level 3 primarily results from changes in commodity prices.
     Exploration & Production has an unsecured credit agreement through December 2013 with certain banks that, so long as certain conditions are met, serves to reduce our usage of cash and other credit facilities for margin requirements related to instruments included in the facility.
     For the three months ended March 31, 2009, we recognized impairments of certain assets that had been measured at fair value on a nonrecurring basis. These impairment measurements are included in Level 3 as they include significant unobservable inputs, such as our estimate of future cash flows and the probabilities of alternative scenarios. (See Note 10 of Notes to Consolidated Financial Statements.)
Critical Accounting Estimate
Impairment of Goodwill
     As disclosed in our 2009 Annual Report on Form 10-K, we assess goodwill for impairment annually as of the end of the year. We perform interim assessments of goodwill if impairment triggering events or circumstances are present. One such triggering event is a significant decline in forward natural gas prices. While nearer-term forward natural gas prices as of March 31, 2010, have declined compared to those used in our prior year-end analysis, we do not consider the impact across all future production periods to be significant to be indicative of a triggering event. It is reasonably possible that we may be required to conduct an interim goodwill impairment evaluation during 2010, which could result in a material impairment of goodwill.

Management’s Discussion and Analysis (Continued)
Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended
	March 31,
	2010	2009	$ Change*	% Change*
	(Millions)
Revenues	$2,596	$1,922	+674	+35%
Costs and expenses:
Costs and operating expenses	1,922	1,444	-478	-33%
Selling, general and administrative expenses	111	125	+14	+11%
Other (income) expense — net	—	33	+33	+100%
General corporate expenses	85	40	-45	-113%

Total costs and expenses	2,118	1,642
Operating income	478	280
Interest accrued — net	(147)	(142)	-5	-4%
Investing income (loss)	39	(61)	+100	NM
Early debt retirement costs	(606)	—	-606	NM
Other expense — net	(7)	(2)	-5	NM

Income (loss) from continuing operations before income taxes	(243)	75
Provision (benefit) for income taxes	(95)	56	+151	NM

Income (loss) from continuing operations	(148)	19
Income (loss) from discontinued operations	2	(243)	+245	NM

Net loss	(146)	(224)
Less: Net income (loss) attributable to noncontrolling interests	47	(52)	-99	NM

Net loss attributable to The Williams Companies, Inc.	$(193)	$(172)

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2010 vs. three months ended March 31, 2009
     The increase in revenues is primarily due to higher natural gas liquids (NGL) and crude oil marketing revenues and higher NGL production revenues at Williams Partners, reflecting higher average NGL prices. Additionally, Exploration & Production gas management and production revenues increased reflecting an increase in average natural gas prices, partially offset by a decrease in production volumes sold. NGL and olefin production revenues at Other also increased due to higher average per-unit prices.
     The increase in costs and operating expenses is primarily due to increased NGL and crude oil marketing purchases and NGL production costs at Williams Partners, reflecting higher average NGL, crude and natural gas prices. Exploration & Production costs increased primarily due to increased average natural gas prices associated with gas management activities. Additionally, NGL and olefin production costs at Other increased due to higher average per-unit feedstock costs.
     Selling, general and administrative expenses decreased primarily due to lower pension and certain other employee-related expenses at Williams Partners.
     Other (income) expense — net within operating income in 2009 includes $34 million of penalties from the early termination of certain drilling rig contracts at Exploration & Production.
     General corporate expenses in 2010 includes $39 million of transaction costs associated with our strategic restructuring transaction.

Management’s Discussion and Analysis (Continued)
     The increase in operating income primarily reflects $135 million of higher NGL production margins at Williams Partners, $48 million of higher natural gas production revenues at Exploration & Production, and $20 million of higher olefin production margins at Other. These changes reflect an improved energy commodity price environment in the first quarter of 2010 compared to the first quarter of 2009. The increase in operating income also reflects the absence of $34 million of early contract termination penalties at Exploration & Production. Partially offsetting these increases are $39 million of restructuring transaction costs incurred in the first quarter of 2010.
     The favorable change in investing income (loss) is primarily due to the absence of 2009 impairment charges of $75 million related to our Accroven equity investment at Other and $11 million related to a cost-based investment at Exploration & Production in addition to a $17 million increase in equity earnings, primarily at Williams Partners.
     Early debt retirement costs in 2010 reflect costs related to corporate debt retirements associated with our first quarter strategic restructuring transaction, including premiums of $574 million.
     Provision (benefit) for income taxes changed favorably primarily due to a pre-tax loss in 2010 compared to pre-tax income in 2009. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
     See Note 3 of Notes to Consolidated Financial Statements for a discussion of the items in income (loss) from discontinued operations.
     The unfavorable change in net income (loss) attributable to noncontrolling interests reflects favorable operating results due to an improved energy commodity price environment in 2010 compared to 2009 and the impact of the first-quarter 2009 impairments and related charges associated with our discontinued Venezuela operations.

Management’s Discussion and Analysis (Continued)
Results of Operations — Segments
Williams Partners
     Our Williams Partners segment reflects the results of operations of our consolidated master limited partnership WPZ. WPZ includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering and processing and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain and Gulf Coast regions of the United States. Upon completing our strategic restructuring, we now own approximately 84 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.
     Williams Partners’ ongoing strategy is to safely and reliably operate large-scale, interstate natural gas transmission and midstream infrastructures where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers and utilizing our low cost-of-capital to invest in growing markets.
Overview of Three Months Ended March 31, 2010
     Significant events during 2010 include the following:
Perdido Norte
     Our Perdido Norte project, in the western deepwater of the Gulf of Mexico, began start-up of operations late in the first quarter of 2010. The project includes a 200 MMcf/d expansion of our onshore Markham gas processing facility and a total of 184 miles of deepwater oil and gas lines that expand the scale of our existing infrastructure.

Management’s Discussion and Analysis (Continued)
Volatile commodity prices
     Average per-unit NGL margins in the first quarter of 2010 are significantly higher than the first quarter of 2009 and also higher than the fourth quarter of 2009, benefiting from a period of increasing average NGL prices while abundant natural gas supplies limited the increase in natural gas prices. Benefits from favorable natural gas price differentials in the Rocky Mountain area continued to narrow during the first quarter of 2010 such that realized per-unit margins are only slightly greater than that of the industry benchmarks for natural gas processed in the Henry Hub area and for liquids fractionated and sold at Mont Belvieu, Texas.
     NGL margins are defined as NGL revenues less any applicable BTU replacement cost, plant fuel, and third-party transportation and fractionation. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants.
Williams Pipeline Partners L.P.
     As of March 31, 2010, WPZ owns approximately 47.7 percent of the interests in WMZ, including the interests of the general partner, which is wholly owned by WPZ, and incentive distribution rights. WPZ consolidates WMZ due to its control through the general partner. In conjunction with our previously discussed restructuring, WPZ intends to make an exchange offer for the publicly held units of WMZ at a future date or to propose a merger to WMZ’s holders.
Outlook for the Remainder of 2010
     The following factors could impact our business in 2010.
Commodity price changes
•	We expect per-unit NGL margins in 2010 to be higher than our average per-unit margins in 2009 and our rolling five-year average per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude and natural gas prices are highly volatile and difficult to predict. NGL margins are highly dependent upon continued demand within the global economy. Forecasted domestic and global demand for polyethylene, or plastics, has been impacted by the weakness in the global economy. In addition, projected new third-party international ethylene production capacity may lower future demand for domestic ethylene. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

Management’s Discussion and Analysis (Continued)
•	As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 19 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink gas requirements for the remainder of 2010. The combined impact of these energy commodity derivatives will provide a margin on the hedged volumes of $167 million.
Gathering, processing, and NGL sales volumes
•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities. Our customers are generally large producers and we have not experienced and do not anticipate an overall significant decline in volumes due to reduced drilling activity.

•	In the onshore midstream businesses, we expect higher fee revenues, NGL volumes, depreciation expense and operating expenses in 2010 compared to 2009 as our Willow Creek facility moves into a full year of operation, and our expansion at Echo Springs is completed late in 2010.

•	We expect fee revenues, NGL volumes, depreciation expense, and operating expenses in our Gulf Coast midstream businesses to increase from 2009 levels with our new Perdido Norte expansion which began start-up of operations late in the first quarter of 2010. Increased volumes from our Perdido Norte expansion are expected to be partially offset by lower volumes in other Gulf Coast areas due to expected changes in gas processing contracts, as described below, and natural declines.

•	Certain of our gas processing contracts contain provisions that allow customers to periodically elect processing services on either a fee basis, keep-whole, or percent-of-liquids basis. When customers switch from keep-whole to percent-of-liquids or fee-based processing, our NGL equity sales volumes are reduced. Our per-unit NGL margins increase when customers switch from keep-whole to percent-of-liquids processing because we receive a portion of the extracted NGLs with no natural gas BTU replacement cost.
Expansion projects
     We expect to spend $660 million to $870 million in 2010 on capital projects and additional investments in partially owned equity investments, of which $587 million to $797 million remains to be spent. The ongoing major expansion projects include:
     Mobile Bay South
     A compression facility in Alabama allowing natural gas transportation service to various southbound delivery points. The cost of the project is estimated to be $37 million. The project was placed into service in May 2010 and increased capacity by 253 thousand dekatherms per day (Mdt/d).
     85 North
     An expansion of our existing natural gas transmission system from Alabama to various delivery points as far north as North Carolina. The cost of the project is estimated to be $241 million. Phase I service is anticipated to begin in July 2010 and will increase capacity by 90 Mdt/d. Phase II service is anticipated to begin in May 2011 and will increase capacity by 218 Mdt/d.
     Sundance Trail
     A 16-mile, 30-inch natural gas pipeline between our existing compressor stations in Wyoming. The project also includes an upgrade to our existing compressor station and is estimated to cost $60 million. The estimated in-service date is November 2010 and will increase capacity by 150 Mdt/d.

Management’s Discussion and Analysis (Continued)
     Echo Springs
     Additional processing and NGL production capacities at our Echo Springs facility and related gathering system expansions in the Wamsutter area of Wyoming, which we expect to be in service in the fourth quarter of 2010.
     Mobile Bay South II
     Additional compression facilities and modifications to existing facilities in Alabama allowing natural gas transportation service to various southbound delivery points. Construction is scheduled to begin in August 2010 and is estimated to cost $36 million. The estimated project in-service date is May 2011 and will increase capacity by 380 Mdt/d.
     Marcellus Shale
     A 28-mile natural gas gathering pipeline in the Marcellus Shale region, which we will construct and operate in conjunction with a long-term agreement with a major producer. Construction on the 20-inch pipeline, which will deliver gas into the Transco pipeline, is expected to begin in the latter part of 2010 and be completed during 2011.
     Laurel Mountain
      Additional capital to be invested within our Laurel Mountain joint venture to grow the existing gathering infrastructure with additional pipeline miles, compression and well-connects in 2010 and beyond.
     We have several other proposed projects to meet customer demands in addition to the various in-progress expansion projects previously discussed. Subject to regulatory approvals, construction of some of these projects could begin as early as 2010.
Period-Over-Period Operating Results

	Three months ended March 31,
	2010	2009
	(Millions)
Segment revenues	$1,458	$957

Segment profit	$414	$252

Three months ended March 31, 2010 vs. three months ended March 31, 2009
     The increase in segment revenues is largely due to:
•	A $293 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are offset by similar changes in marketing purchases.

•	A $188 million increase in NGL production revenues reflecting an increase of $164 million associated with a 98 percent increase in average NGL per-unit sales prices and an increase of $24 million associated with a 22 percent increase in ethane volumes sold and a 5 percent increase in non-ethane volumes sold.

•	A $7 million increase in fee revenues primarily due to new fees for processing Exploration & Production’s natural gas production at Willow Creek.
Segment costs and expenses increased $360 million primarily as a result of:
•	A $294 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes are offset by similar changes in marketing revenues.

•	A $53 million increase in NGL production costs reflecting an increase of $40 million associated with a 38 percent increase in average natural gas prices and an increase of $13 million associated with a 15 percent increase in gas volumes for BTU replacement cost and plant fuel.
     The increase in William Partners’ segment profit reflects $135 million of higher NGL production margins and $21 million of higher equity earnings, primarily due to a $14 million increase from Discovery Producer Services LLC, reflecting recovery from the impact of the 2008 hurricanes, new volumes in the first quarter of 2010 from a recently completed expansion, and higher processing margins.

Management’s Discussion and Analysis (Continued)
Exploration & Production
     The former Gas Marketing Services segment has been combined with Exploration & Production. Exploration & Production now includes the natural gas development, production and gas management activities primarily in the Rocky Mountain and Mid-Continent regions of the United States, development activities in the Eastern portion of the United States and oil and natural gas interests in South America. The gas management activities include procuring fuel and shrink gas for our midstream businesses and providing marketing services to third parties, such as producers. Additionally, gas management activities include the managing of various natural gas related contracts such as transportation, storage, related hedges and proprietary trading positions not utilized for our own production.
Overview of Three Months Ended March 31, 2010
     Domestic production revenues and profit for the first three months of 2010 were higher than the first three months of 2009 primarily due to higher net realized average prices on our natural gas production, partially offset by lower production volumes. Additionally, the first three months of 2009 included expense of $34 million associated with contractual penalties from the early termination of drilling rig contracts. Highlights of the comparative periods, primarily related to our production activities, include:

	For the three months ended March 31,
	2010	2009	% Change
Average daily domestic production (MMcfe)(1)	1,102	1,225	-10%
Average daily total production (MMcfe)	1,156	1,278	-10%
Domestic production net realized average price ($/Mcfe)(2)	$5.01	$4.21	+19%
Capital expenditures ($ millions)	$271	$320	-15%

Domestic production revenues ($ millions)	$571	$523	+9%
Segment revenues ($ millions)	$1,168	$976	+20%
Segment profit ($ millions)	$162	$76	+113%

(1)	MMcfe is equal to one million cubic feet of gas equivalent.

(2)	Mcfe is equal to one thousand cubic feet of gas equivalent. Net realized average prices include market prices, net of fuel and shrink and hedge gains and losses, less gathering and transportation expenses. The realized hedge gain per Mcfe was $0.29 and $1.26 for the three months ended March 31, 2010 and 2009 respectively.
     During the first quarter of 2010, we spent a total of $60 million to acquire additional unproved leasehold acreage positions in the Appalachian basin.
Outlook for the Remainder of 2010
     Our expectations and objectives for the remainder of the year include:
•	Continuation of our development drilling program in the Piceance, Powder River, Fort Worth, San Juan and Appalachian basins. Our remaining capital expenditures for 2010 are projected to be between $900 million and $1.2 billion.

•	Annual average daily domestic production level consistent with 2009 volumes, with fourth quarter 2010 volumes likely to be higher than the prior year comparable period.
     Risks to achieving our expectations and objectives include unfavorable natural gas market price movements which are impacted by numerous factors, including weather conditions, domestic natural gas production levels and demand, and a slower recovery in the global economy than expected. A significant decline in natural gas prices would impact these expectations for the remainder of the year, although the impact would be somewhat mitigated by our hedging program, which hedges a significant portion of our expected production. In addition, changes in laws and regulations may impact our development drilling program.

Management’s Discussion and Analysis (Continued)
Commodity Price Risk Strategy
     To manage the commodity price risk and volatility of owning producing gas properties, we enter into derivative contracts for a portion of our future production. For the remainder of 2010, we have the following contracts for our daily domestic production, shown at weighted average volumes and basin-level weighted average prices:

	Remainder of 2010
		Price ($/Mcf)
	Volume	Floor-Ceiling for
	(MMcf/d)	Collars
Collar agreements – Rockies	100	$6.53 - $8.94
Collar agreements – San Juan	230	$5.75 - $7.84
Collar agreements – Mid-Continent	105	$5.37 - $7.41
Collar agreements – Southern California	45	$4.80 - $6.43
Collar agreements – Other	30	$5.66 - $6.89
NYMEX and basis fixed-price	120	$4.39
     The following is a summary of our agreements and contracts for daily production for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010		2009
		Price ($/Mcf)		Price ($/Mcf)
	Volume	Floor-Ceiling for	Volume	Floor-Ceiling for
	(MMcf/d)	Collars	(MMcf/d)	Collars
Collars – Rockies	100	$6.53 - $8.94	150	$6.11 - $9.04
Collars – San Juan	240	$5.72 - $7.77	245	$6.58 - $9.62
Collars – Mid-Continent	105	$5.37 - $7.41	95	$7.08 - $9.73
Collars – Southern California	45	$4.80 - $6.43	—	—
Collars – Other	20	$5.54 - $6.81	—	—
NYMEX and basis fixed-price	120	$4.42	107	$3.57
     Additionally, we utilize contracted pipeline capacity to move our production from the Rockies to other locations when pricing differentials are favorable to Rockies pricing. We hold a long-term obligation to deliver on a firm basis 200,000 MMbtu per day of gas to a buyer at the White River Hub (Greasewood-Meeker, CO), which is the major market hub exiting the Piceance basin. Our interests in the Piceance basin holds sufficient reserves to meet this obligation.
Period-Over-Period Operating Results

	Three months ended March 31,
	2010	2009
	(Millions)
Segment revenues:
Domestic production revenues	$571	$523
Gas management revenues	556	411
Net forward unrealized mark-to-market gains and ineffectiveness	9	10
Other revenues	32	32

Total segment revenues	$1,168	$976

Segment profit	$162	$76

Three months ended March 31, 2010 vs. three months ended March 31, 2009
     The increase in total segment revenues is primarily due to the following:
•	The increase in domestic production revenues reflects an increase of $101 million associated with a 21 percent increase in realized average prices including the effect of hedges, partially offset by a decrease of $53 million associated with a 10 percent decrease in production volumes sold. Production revenues in 2010 and 2009 include approximately $46 million and $9 million, respectively, related to natural gas liquids and approximately $11 million and $6 million, respectively, related to condensate.

Management’s Discussion and Analysis (Continued)
•	The increase in gas management revenues is primarily due to an increase in physical natural gas revenue as a result of a 29 percent increase in average prices on physical natural gas sales and a 5 percent increase in natural gas sales volumes. This is primarily related to gas sales associated with our transportation and storage contracts and is substantially offset by a similar increase in segment costs and expenses.
Total segment costs and expenses increased $107 million, primarily due to the following:
•	$136 million increase in gas management revenues expenses, primarily due to a 26 percent increase in average prices on physical natural gas purchases. This increase is primarily related to the gas purchases associated with our previously discussed transportation and storage contracts and is substantially offset by a similar increase in segment revenues. Gas management expenses in 2010 and 2009 include $13 million and $4 million, respectively, related to charges for unutilized pipeline capacity. In addition, a $7 million unfavorable adjustment was made in 2009 to the carrying value of natural gas in storage reflecting a decline in the price of natural gas in 2009.

•	$15 million higher gathering, processing, and transportation expenses primarily as a result of the processing of natural gas liquids at Williams Partners’ Willow Creek plant, which began processing in August 2009.

•	$10 million higher operating taxes due to higher average market prices, partially offset by lower production volumes sold.
Partially offsetting the increased costs are decreases due to the following:
•	The absence of $34 million of expenses in 2009 related to penalties from the early release of drilling rigs as previously discussed.

•	$7 million lower exploratory expense in 2010, primarily related to lower 3-D seismic costs.

•	$7 million lower lease operating expenses due to reduced activity.
     The $86 million increase in segment profit is primarily due to the 21 percent increase in realized average domestic prices on production and the other previously discussed changes in segment revenues and segment costs and expenses.

Management’s Discussion and Analysis (Continued)
Other
Overview of Three Months Ended March 31, 2010
     Our Other segment primarily includes our Canadian midstream and domestic olefins operations and a 25.5 percent interest in Gulfstream, as well as corporate operations. Segment profit (loss) for the three months ended March 31, 2010 has improved compared to the prior year primarily due to the absence of a $75 million total impairment of our Venezuelan equity investment in Accroven in 2009.
Outlook for the Remainder of 2010
     The following factors could impact our business in 2010.
Commodity price changes
•	Margins in our Canadian midstream and domestic olefins business are highly dependent upon continued demand within the global economy. Forecasted domestic and global demand for polyethylene, or plastics, has been impacted by the weakness in the global economy. In addition, projected new third-party international ethylene production capacity may lower future demand for domestic ethylene. However, NGL products are currently the preferred feedstock for ethylene and propylene production which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.

•	We anticipate margins for the remainder of 2010 will increase over 2009 levels, benefiting from the dynamics discussed above. However, the per-unit margins for the remainder of 2010 may decline slightly from first-quarter per-unit margins which were impacted favorably by third-party olefin cracker outages.
Allocation of capital to expansion projects
     We expect to spend $140 million to $190 million in 2010 on capital projects. The major expansion projects include:
•	A 12-inch diameter pipeline in Canada, which will transport recovered natural gas liquids and olefins from our extraction plant in Fort McMurray to our Redwater fractionation facility. The pipeline will have sufficient capacity to transport additional recovered liquids in excess of those from our current agreements. We expect to begin construction in 2010 and anticipate an in-service date in 2012.

•	New splitter and hydro-treating facilities that will upgrade the value of one of the products produced at the fractionators near Edmonton, Alberta. The new facilities, which we expect to complete in the latter part of 2010, will take the butylene/butane mix product currently produced and further fractionate the mix product into two higher value products that are in greater demand in the market place.
Period-Over-Period Operating Results

	Three months ended March 31,
	2010	2009
	(Millions)
Segment revenues	$278	$158

Segment profit (loss)	$27	$(60)

Three months ended March 31, 2010 vs. three months ended March 31, 2009
     Segment revenues increased primarily due to higher NGL and olefins production revenues resulting from $122 million associated with higher average per-unit prices and $24 million higher marketing revenues resulting primarily from general increases in energy commodity prices. These increases were reduced by $15 million due to reduced volumes available for processing at the propylene splitter and $11 million due to reduced volumes caused primarily by operational issues at a third-party facility that provides feedstock to our Canadian facility. The higher marketing revenues were substantially offset by similar changes in marketing purchases described below.

Management’s Discussion and Analysis (Continued)
     Segment costs and expenses increased $103 million primarily as a result of $96 million higher NGL and olefins production product costs resulting from higher average per-unit feedstock costs and $23 million increased marketing purchases resulting from general increases in energy commodity prices. These increases were partially offset by $20 million of lower product costs as a result of the reduced NGL and olefins volumes processed described above. The increased marketing purchases offset similar changes in marketing revenues.
     The favorable change in segment profit (loss) is primarily due to the absence of a $75 million impairment of our investment in Accroven in 2009 and $22 million higher NGL and olefins production margins resulting from higher per-unit margins on lower volumes.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Strategic Restructuring
     On February 17, 2010, we completed a strategic restructuring, which involved contributing a substantial majority of our domestic midstream and gas pipeline businesses, including our limited and general partner interests in WMZ, into WPZ. We currently own approximately 84 percent of WPZ. We intend to hold our limited partner and general partner units for the long-term. As consideration for the asset contributions, we received proceeds from WPZ’s debt issuance of approximately $3.5 billion, less WPZ’s transaction fees and expenses, as well as 203 million WPZ Class C units, which are identical to common units, except for a prorated initial distribution. We also maintained our 2 percent general partner interest. WPZ assumed approximately $2 billion of existing debt associated with the gas pipeline assets. In connection with the restructuring, we retired $3 billion of our debt and paid $574 million in related premiums. These amounts, as well as other transaction costs, were primarily funded with the cash consideration we received from WPZ. As a result of our restructuring, we are better positioned to drive additional growth and pursue value-adding growth strategies. Our new structure is designed to lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions.
Outlook
     For 2010, we expect operating results and cash flows to improve from 2009 levels due to the overall impact of expected higher energy commodity prices. Lower-than-expected energy commodity prices would be somewhat mitigated by certain of our cash flow streams that are substantially insulated from changes in commodity prices as follows:
•	Firm demand and capacity reservation transportation revenues under long-term contracts from our gas pipelines;

•	Hedged natural gas sales at Exploration & Production related to a significant portion of its production;

•	Fee-based revenues from certain gathering and processing services in our midstream businesses.
     We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, and debt payments while maintaining a sufficient level of liquidity. In particular, we note the following assumptions for the coming year:
•	We expect to maintain consolidated liquidity of at least $1 billion from cash and cash equivalents and unused revolving credit facilities.

•	We expect to fund capital and investment expenditures, debt payments, dividends, and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, utilization of our revolving credit facilities, and proceeds from debt issuances and sales of equity securities as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $2.225 billion and $2.8 billion in 2010.
     We expect capital and investment expenditures to total between $2.325 billion and $2.925 billion in 2010. Of this total, substantially all of Williams Partners’ expected expenditures of $975 million to $1.225 billion are considered nondiscretionary to meet legal, regulatory, and/or contractual requirements or to fund committed growth projects. Exploration & Production’s expected expenditures of $1.2 billion to $1.5 billion are considered primarily discretionary.

Management’s Discussion and Analysis (Continued)
     Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:
•	Lower than expected levels of cash flow from operations;

•	Sustained reductions in energy commodity prices from the range of current expectations.
Liquidity
     Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2010. Our internal and external sources of consolidated liquidity include cash generated from our operations, cash and cash equivalents on hand, and our credit facilities. Additional sources of liquidity, if needed, include bank financings, proceeds from the issuance of long-term debt and equity securities, and proceeds from asset sales. These sources are available to us at the parent level and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances from WPZ. WPZ is expected to be self-funding through its cash flows from operations, use of its credit facility, and its access to capital markets. Cash held by WPZ is available to us only through distributions in accordance with the partnership agreement. Our ability to raise funds in the capital markets will be impacted by our financial condition, interest rates, market conditions, and industry conditions.

	Credit Facilities	March 31, 2010
Available Liquidity	Expiration	WPZ	WMB		Total
			(Millions)
Cash and cash equivalents		$128	$1,516	(1)	$1,644
Available capacity under our unsecured revolving and letter of credit facilities:
$700 million facilities (2)	October 2010		514		514
$900 million facility (3)	May 2012		900		900
Available capacity under Williams Partners L.P.’s $1.75 billion senior unsecured credit facility (3)	February 2013	1,642			1,642

		$1,770	$2,930		$4,700

(1)	Cash and cash equivalents includes $41 million of funds received from third parties as collateral. The obligation for these amounts is reported as accrued liabilities on the Consolidated Balance Sheet. Also included is $456 million of cash and cash equivalents that is being utilized by certain subsidiary and international operations. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.

(2)	These facilities were originated primarily in support of our former power business. At March 31, 2010, we are in compliance with the financial covenants associated with these credit facilities.

(3)	At March 31, 2010, we are in compliance with the financial covenants associated with these credit facilities. These credit facilities were impacted by our previously discussed restructuring transactions. WPZ, Northwest Pipeline, and Transco entered into a new $1.75 billion, three-year, senior unsecured revolving credit facility, which replaced WPZ’s unsecured $450 million credit facility (which was comprised of a $250 million term loan and a $200 million revolving credit facility). At the closing, WPZ utilized $250 million of the credit facility to repay the outstanding term loan. As of March 31, 2010, loans outstanding under the credit facility were reduced to $108 million using available cash. The full amount of the credit facility is available to WPZ to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $250 million. Transco and Northwest Pipeline are co-borrowers and each have access to borrow up to $400 million under the credit facility to the extent not otherwise utilized by WPZ. As WPZ will be funding projects for its midstream and gas pipeline businesses, we reduced our $1.5 billion unsecured credit facility that expires May 2012 to $900 million and removed Transco and Northwest Pipeline as borrowers. See the financial covenants of the new facility in Note 9 of Notes to Consolidated Financial Statements.
     WPZ filed a shelf registration statement as a well-known, seasoned issuer in October 2009 that allows it to issue an unlimited amount of registered debt and limited partnership unit securities.

Management’s Discussion and Analysis (Continued)
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
Credit Ratings
     Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. Following the closing of our 2010 restructuring, our investment grade ratings were affirmed and the ratings for WPZ were upgraded to investment grade. The current ratings are as follows:

	WMB	WPZ
Standard and Poor’s (1)
Corporate Credit Rating	BBB-	BBB-
Senior Unsecured Debt Rating	BB+	BBB-
Outlook	Positive	Positive
Moody’s Investors Service (2)
Senior Unsecured Debt Rating	Baa3	Baa3
Outlook	Stable	Stable
Fitch Ratings (3)
Senior Unsecured Debt Rating	BBB-	BBB-
Outlook	Stable	Stable

(1)	A rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard & Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard & Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

(2)	A rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. The “1,” “2,” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” indicates the lower end of the category.

(3)	A rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. Fitch may add a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.
     Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of March 31, 2010, we estimate that a downgrade to a rating below investment grade for WMB or WPZ would require us to post up to $546 million or $46 million, respectively, in additional collateral with third parties.
Sources (Uses) of Cash

	Three months ended March 31,
	2010	2009
	(Millions)
Net cash provided (used) by:
Operating activities	$617	$512
Financing activities	(405)	456
Investing activities	(435)	(621)

Increase (decrease) in cash and cash equivalents	$(223)	$347

Management’s Discussion and Analysis (Continued)
Operating activities
     Our net cash provided by operating activities for the three months ended March 31, 2010, increased from the same period in 2009 primarily due to the increase in our operating results.
Financing activities
Significant transactions include:
•	$3.491 billion received by WPZ in February 2010 from the issuance of $3.5 billion of senior unsecured notes related to our previously discussed restructuring (see Note 9 of Notes to Consolidated Financial Statements);

•	$3 billion of senior unsecured notes retired in February 2010 and $574 million paid in associated premiums utilizing proceeds from the $3.5 billion debt issuance (see Note 9 of Notes to Consolidated Financial Statements);

•	$250 million received from revolver borrowings on WPZ’s $1.75 billion unsecured credit facility in February 2010 to repay a term loan. The revolver was subsequently reduced by a net $142 million during the first quarter of 2010 using available cash;

•	$595 million net cash received in 2009 from the issuance of $600 million aggregate principal amount of 8.75 percent senior unsecured notes due 2020 to fund general corporate expenses and capital expenditures (see Note 9 of Notes to Consolidated Financial Statements).
Investing activities
Significant transactions include:
•	Capital expenditures totaled $428 million and $612 million for 2010 and 2009, respectively.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2010. See Note 9 of Notes to Consolidated Financial Statements.
Commodity Price Risk
     We are exposed to the impact of fluctuations in the market price of natural gas and natural gas liquids (NGL), as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our proprietary trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. We measure the risk in our portfolios using a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of the portfolios.
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
Trading
     Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net liability of $5 million at March 31, 2010. Our value at risk for contracts held for trading purposes was less than $1 million at March 31, 2010 and December 31, 2009.
Nontrading
     Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment	Commodity Price Risk Exposure
Exploration & Production	• Natural gas purchases and sales

Williams Partners	• Natural gas purchases
• NGL purchases and sales
The fair value of our nontrading derivatives was a net asset of $360 million at March 31, 2010.

     The value at risk for derivative contracts held for nontrading purposes was $21 million at March 31, 2010, and $34 million at December 31, 2009.
     Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net asset value of $396 million as of March 31, 2010. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

Item 4
Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.
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
First-Quarter 2010 Changes in Internal Controls
     There have been no changes during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information called for by this item is provided in Note 12 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
     Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed.

Item 6. Exhibits

Exhibit 3.1	—	Restated Certificate of Incorporation of The Williams Companies, Inc. (filed on August 6, 2009, as Exhibit 3.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on September 24, 2008 as Exhibit 3.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

Exhibit 4.1	—	Eleventh Supplemental Indenture dated as of February 1, 2010 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on February 2, 2010 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

Exhibit 4.2	—	First Supplemental Indenture dated as of February 1, 2010 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on February 2, 2010 as Exhibit 4.2 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

Exhibit 4.3	—	Fifth Supplemental Indenture dated as of February 1, 2010 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on February 2, 2010 as Exhibit 4.3 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

Exhibit 4.4	—	Indenture dated as of February 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 10, 2010 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

Exhibit 4.5	—	Registration Rights Agreement dated as of February 9, 2010, among Williams Partners L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., on behalf of themselves and the Initial Purchasers listed on Schedule I thereto (filed on February 10, 2010 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

Exhibit 10.1	—	Form of 2010 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 26, 2010 as Exhibit 10.5 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

Exhibit 10.2	—	Form of 2010 Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 26, 2010 as Exhibit 10.6 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

Exhibit 10.3	—	Form of 2010 Nonqualified Stock Option Agreement among Williams and certain employees and officers (filed on February 26, 2010 as Exhibit 10.7 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

Exhibit 10.4	—	Amendment No. 3 to The Williams Companies, Inc. Employee Stock Purchase Plan (filed on February 26, 2010 as Exhibit 10.17 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

Exhibit 10.5	—	Contribution Agreement, dated as of January 15, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and, for a limited purpose, The Williams Companies, Inc, including exhibits thereto (filed on January 19, 2010 as Exhibit 10.1 to The Williams Companies Inc.’s Form 8-K) and incorporated herein by reference.

Exhibit 10.6	—	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed on February 22, 2010 as Exhibit 10.5 to Williams Partners L.P.’s current report on Form 8-K) and incorporated herein by reference.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.(1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit 101.INS	—	XBRL Instance Document.(2)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.(2)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.(2)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.(2)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.(2)

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.(2)

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC. (Registrant)
/s/ Ted T. Timmermans
Ted T. Timmermans
Controller (Duly Authorized Officer and Principal Accounting Officer)

May 5, 2010