Form 10-Q
period 2010-09-30
WILLIAMS COMPANIES INC
filed 2010-10-28
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2010
Common Stock, $1 par value	584,774,635 Shares

The Williams Companies, Inc.
Index

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2010 and 2009	3
Consolidated Balance Sheet – September 30, 2010 and December 31, 2009	4
Consolidated Statement of Changes in Equity – Three and Nine Months Ended September 30, 2010 and 2009	5
Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2010 and 2009	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	61
Part II. Other Information	61
Item 1. Legal Proceedings	61
Item 1A. Risk Factors	61
Item 6. Exhibits	65
EX-10.1
EX-10.2
EX-10.3
EX-10.4
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

The Williams Companies, Inc
Consolidated Statement of Operations
(Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
(Millions, except per-share amounts)	2010	2009*	2010	2009*
Revenues:
Williams Partners	$1,291	$1,181	$4,116	$3,219
Exploration & Production	1,012	879	3,090	2,664
Other	238	222	778	550
Intercompany eliminations	(237)	(184)	(792)	(504)

Total revenues	2,304	2,098	7,192	5,929

Segment costs and expenses:
Costs and operating expenses	1,752	1,537	5,397	4,373
Selling, general, and administrative expenses	123	126	356	380
Impairments of goodwill and long-lived assets	1,681	—	1,681	5
Other (income) expense – net	(4)	1	(17)	28

Total segment costs and expenses	3,552	1,664	7,417	4,786

General corporate expenses	43	40	173	118

Operating income (loss):
Williams Partners	319	317	1,026	833
Exploration & Production	(1,608)	96	(1,369)	278
Other	41	21	118	32
General corporate expenses	(43)	(40)	(173)	(118)

Total operating income (loss)	(1,291)	394	(398)	1,025
Interest accrued	(158)	(168)	(476)	(497)
Interest capitalized	13	15	43	57
Investing income – net	68	39	162	2
Early debt retirement costs	—	—	(606)	—
Other expense – net	(4)	(1)	(12)	(2)

Income (loss) from continuing operations before income taxes	(1,372)	279	(1,287)	585
Provision (benefit) for income taxes	(151)	87	(142)	223

Income (loss) from continuing operations	(1,221)	192	(1,145)	362
Income (loss) from discontinued operations	(5)	2	(5)	(223)

Net income (loss)	(1,226)	194	(1,150)	139
Less: Net income attributable to noncontrolling interests	37	51	121	26

Net income (loss) attributable to The Williams Companies, Inc.	$(1,263)	$143	$(1,271)	$113

Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$(1,258)	$141	$(1,266)	$266
Income (loss) from discontinued operations	(5)	2	(5)	(153)

Net income (loss)	$(1,263)	$143	$(1,271)	$113

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(2.15)	$.24	$(2.16)	$.45
Income (loss) from discontinued operations	(.01)	—	(.01)	(.26)

Net income (loss)	$(2.16)	$.24	$(2.17)	$.19

Weighted-average shares (thousands)	584,744	583,103	584,365	581,121
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(2.15)	$.24	$(2.16)	$.45
Income (loss) from discontinued operations	(.01)	—	(.01)	(.26)

Net income (loss)	$(2.16)	$.24	$(2.17)	$.19

Weighted-average shares (thousands)	584,744	590,059	584,365	588,693
Cash dividends declared per common share	$.125	$.11	$.36	$.33

*	Recast as discussed in Note 2.
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per-share amounts)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,015	$1,867
Accounts and notes receivable (net of allowance of $15 at September 30, 2010 and $22 at December 31, 2009)	744	829
Inventories	270	222
Derivative assets	572	650
Other current assets and deferred charges	202	225

Total current assets	2,803	3,793

Investments	1,317	886
Property, plant, and equipment, at cost	28,699	27,625
Accumulated depreciation, depletion, and amortization	(9,790)	(8,981)

Property, plant, and equipment – net	18,909	18,644
Derivative assets	250	444
Goodwill	8	1,011
Other assets and deferred charges	561	502

Total assets	$23,848	$25,280

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$869	$934
Accrued liabilities	929	948
Derivative liabilities	243	578
Long-term debt due within one year	508	17

Total current liabilities	2,549	2,477

Long-term debt	8,002	8,259
Deferred income taxes	3,496	3,656
Derivative liabilities	165	428
Other liabilities and deferred income	1,460	1,441
Contingent liabilities and commitments (Note 12)

Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 619 million shares issued at September 30, 2010 and 618 million shares issued at December 31, 2009)	619	618
Capital in excess of par value	7,991	8,135
Retained earnings (deficit)	(578)	903
Accumulated other comprehensive income (loss)	34	(168)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	7,025	8,447
Noncontrolling interests in consolidated subsidiaries	1,151	572

Total equity	8,176	9,019

Total liabilities and equity	$23,848	$25,280

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Three months ended September 30,
	2010			2009
	The Williams			The Williams
	Companies,	Noncontrolling		Companies,	Noncontrolling
(Millions)	Inc.	Interests	Total	Inc.	Interests	Total
Beginning balance*	$7,979	$1,047	$9,026	$8,324	$529	$8,853
Comprehensive income (loss):
Net income (loss)	(1,263)	37	(1,226)	143	51	194
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	71	(5)	66	(167)	—	(167)
Foreign currency translation adjustments	21	—	21	50	—	50
Pension and other postretirement benefits – net	5	—	5	7	—	7

Total other comprehensive income (loss)	97	(5)	92	(110)	—	(110)

Total comprehensive income (loss)	(1,166)	32	(1,134)	33	51	84
Cash dividends – common stock	(73)	—	(73)	(64)	—	(64)
Dividends and distributions to noncontrolling interests	—	(33)	(33)	—	(32)	(32)
Stock-based compensation, net of tax	12	—	12	14	—	14
Issuance of common stock from 5.5% debentures conversion	1	—	1	—	—	—
Sale of limited partner units of consolidated partnership	—	380	380	—	—	—
Changes in Williams Partners L.P. ownership interest (Note 2)	275	(275)	—	—	—	—
Other	(3)	—	(3)	—	—	—

Ending balance	$7,025	$1,151	$8,176	$8,307	$548	$8,855

	Nine months ended September 30,
	2010			2009
	The Williams			The Williams
	Companies,	Noncontrolling		Companies,	Noncontrolling
(Millions)	Inc.	Interests	Total	Inc.	Interests	Total
Beginning balance	$8,447	$572	$9,019	$8,440	$614	$9,054
Comprehensive income (loss):
Net income (loss)	(1,271)	121	(1,150)	113	26	139
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	176	(2)	174	(202)	—	(202)
Foreign currency translation adjustments	11	—	11	69	—	69
Pension and other postretirement benefits – net	15	—	15	19	—	19

Total other comprehensive income (loss)	202	(2)	200	(114)	—	(114)

Total comprehensive income (loss)	(1,069)	119	(950)	(1)	26	25
Cash dividends – common stock	(210)	—	(210)	(192)	—	(192)
Dividends and distributions to noncontrolling interests	—	(99)	(99)	—	(97)	(97)
Stock-based compensation, net of tax	37	—	37	32	—	32
Issuance of common stock from 5.5% debentures conversion	1	—	1	28	—	28
Sale of limited partner units of consolidated partnership	—	380	380	—	—	—
Changes in Williams Partners L.P. ownership interest (Note 2)	(179)	179	—	—	—	—
Other	(2)	—	(2)	—	5	5

Ending balance	$7,025	$1,151	$8,176	$8,307	$548	$8,855

*	Revised as discussed in Note 2.
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Millions)	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$(1,150)	$139
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,101	1,087
Provision (benefit) for deferred income taxes	(190)	84
Provision for loss on goodwill, investments, property and other assets	1,720	351
Provision for doubtful accounts and notes	(6)	51
Amortization of stock-based awards	37	36
Early debt retirement costs	606	—
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	92	179
Inventories	(49)	23
Margin deposits and customer margin deposits payable	6	(29)
Other current assets and deferred charges	5	3
Accounts payable	(72)	(76)
Accrued liabilities	(94)	(199)
Changes in current and noncurrent derivative assets and liabilities	(30)	43
Other, including changes in noncurrent assets and liabilities	(35)	66

Net cash provided by operating activities	1,941	1,758

FINANCING ACTIVITIES:
Proceeds from long-term debt	4,179	595
Payments of long-term debt	(3,953)	(31)
Proceeds from sale of limited partner units of consolidated partnership	380	—
Dividends paid	(210)	(192)
Dividends and distributions paid to noncontrolling interests	(99)	(97)
Payments for debt issuance costs	(66)	(7)
Premiums paid on early debt retirements	(574)	—
Changes in restricted cash	—	34
Changes in cash overdrafts	29	(47)
Other – net	(7)	6

Net cash provided (used) by financing activities	(321)	261

INVESTING ACTIVITIES:
Capital expenditures*	(2,111)	(1,829)
Purchases of investments/advances to affiliates	(459)	(132)
Distribution from Gulfstream Natural Gas System, L.L.C.	—	148
Other – net	98	(5)

Net cash used by investing activities	(2,472)	(1,818)

Increase (decrease) in cash and cash equivalents	(852)	201
Cash and cash equivalents at beginning of period	1,867	1,439

Cash and cash equivalents at end of period	$1,015	$1,640

* Increases to property, plant, and equipment	$(2,072)	$(1,713)
Changes in related accounts payable and accrued liabilities	(39)	(116)

Capital expenditures	$(2,111)	$(1,829)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. General
     Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 26, 2010. The accompanying unaudited financial statements include all normal recurring adjustments and others, including impairments of goodwill and assets, that, in the opinion of our management, are necessary to present fairly our financial position at September 30, 2010, results of operations and changes in equity for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.
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
Note 2. Basis of Presentation
Strategic Restructuring
     Our strategic restructuring completed during the first quarter of 2010 resulted in contributing businesses that were in our previously reported Gas Pipeline and Midstream Gas & Liquids (Midstream) segments into our consolidated master limited partnership, WPZ. The contributed Gas Pipeline businesses included 100 percent of Transcontinental Gas Pipe Line Company, LLC (Transco), 65 percent of Northwest Pipeline GP (Northwest Pipeline), and 24.5 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). We also contributed our general and limited partner interests in Williams Pipeline Partners L.P. (WMZ), which owned the remaining 35 percent of Northwest Pipeline (see Master Limited Partnerships section below). The contributed Midstream businesses included significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, as well as a business in Pennsylvania’s Marcellus Shale region, and various equity investments in domestic processing and fractionation assets. Our remaining 25.5 percent ownership interest in Gulfstream and our Canadian, Venezuelan, and olefins operations were excluded from the transaction. Additionally, our Exploration & Production segment was not included in this transaction.
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

Notes (Continued)
     Other includes our Canadian midstream and domestic olefins operations, a 25.5 percent interest in Gulfstream, as well as corporate operations.
     Prior periods have been recast to reflect this revised segment presentation.
Master Limited Partnerships
     The change in WPZ ownership between us and the noncontrolling interests as a result of our previously discussed strategic restructuring has been accounted for as an equity transaction, resulting in a $454 million decrease to capital in excess of par value and a corresponding increase to noncontrolling interest in consolidated subsidiaries.
     For the first and second quarter of 2010, this amount related to the change between our ownership interest and the noncontrolling interests resulting from the restructuring was reported as $800 million. During the third quarter of 2010, we determined that this amount was incorrect. This error resulted in a $346 million overstatement of noncontrolling interests in consolidated subsidiaries and a $346 million understatement of capital in excess of par value in the first and second quarter. The error did not impact total equity, key financial covenants, any earnings or cash flow measures or any other key internal measures. The beginning balances for the three months ended September 30, 2010, in the Consolidated Statement of Changes in Equity have been adjusted for the correction and amounts related to activity for the third quarter 2010 have been properly reported. The year-to-date amount presented as Changes in Williams Partners L.P. ownership interest in the Consolidated Statement of Changes in Equity represents the originally reported $800 million amount, adjusted for the correction and subsequent third quarter 2010 activity, which is further described below.
     On May 24, 2010, WPZ and WMZ entered into a merger agreement that was consummated on August 31, 2010. As a result, WMZ unitholders, except WMZ’s general partner, received 0.7584 WPZ common units for each WMZ common unit owned at the effective time of the merger. As a result of the merger, WMZ is wholly owned by WPZ and is no longer publicly traded. In addition, WPZ now owns 100 percent of Northwest Pipeline GP.
     During the third quarter, WPZ completed an equity offering that resulted in net proceeds of $380 million. Following this transaction and the previously mentioned merger between WPZ and WMZ, we hold a 77 percent interest in WPZ, comprised of an approximate 75 percent limited partner interest and all of WPZ’s 2 percent general partner interest. As part of the equity offering, WPZ granted an option to the underwriters to purchase up to an additional 1,387,500 common units to cover over-allotments. Subsequent to the third quarter, this option was exercised, with minimal impact to our ownership percentage.
     The merger and equity offering resulted in changes in ownership between us and the noncontrolling interests that have been accounted for as equity transactions, resulting in an aggregate $275 million increase in capital in excess of par and a corresponding decrease in noncontrolling interest in consolidated subsidiaries.
     We expect WPZ to continue to be self-funding and continue to maintain separate lines of bank credit and cash management accounts. Cash distributions from WPZ to us, including any associated with our incentive distribution rights, are expected to occur through the normal partnership distributions from WPZ to all partners.
Discontinued Operations
     The accompanying consolidated financial statements and notes reflect the results of operations and financial position of certain of our Venezuela operations and other former businesses as discontinued operations. (See Note 3.)
     Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.

Notes (Continued)
Note 3. Discontinued Operations
Summarized Results of Discontinued Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Loss from discontinued operations before impairments, gain on deconsolidation and income taxes	$(6)	$—	$(2)	$(84)
Impairments	—	—	—	(211)
Gain on deconsolidation	—	—	—	9
(Provision) benefit for income taxes	1	2	(3)	63

Income (loss) from discontinued operations	$(5)	$2	$(5)	$(223)

Income (loss) from discontinued operations:
Attributable to noncontrolling interests	$—	$—	$—	$(70)
Attributable to The Williams Companies, Inc.	$(5)	$2	$(5)	$(153)
     Loss from discontinued operations before impairments, gain on deconsolidation and income taxes for the nine months ended September 30, 2009, primarily includes losses from our discontinued Venezuela operations, including $48 million of bad debt expense and a $30 million net charge related to the write-off of certain deferred charges and credits. Offsetting these losses is a $15 million gain related to our former coal operations.
     Impairments for the nine months ended September 30, 2009, reflects an impairment of our Venezuela property, plant, and equipment. (See Note 10.)
     (Provision) benefit for income taxes for the nine months ended September 30, 2009, includes a $76 million benefit from the reversal of deferred tax balances related to our discontinued Venezuela operations.
Note 4. Asset Sales, Impairments and Other Accruals
     The following table presents significant gains or losses reflected in impairments of goodwill and long-lived assets and other (income) expense – net within segment costs and expenses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Williams Partners
Involuntary conversion gains	$(7)	$(5)	$(18)	$(4)
Exploration & Production
Impairment of goodwill	1,003	—	1,003	—
Impairments of producing properties and acquired unproved reserves	678	—	678	5
Penalties from early release of drilling rigs	—	—	—	32
Gains on sales of certain assets	(13)	—	(13)	—
Impairments of goodwill and certain properties
     As a result of significant declines in forward natural gas prices during the third quarter of 2010, we performed an interim impairment assessment of our capitalized costs related to goodwill and domestic properties at Exploration & Production. As a result of these assessments, we recorded an impairment of goodwill, as noted above, and impairments of our capitalized costs of certain natural gas producing properties in the Barnett Shale of $503 million and capitalized costs of certain acquired unproved reserves in the Piceance Highlands acquired in 2008 of $175 million. See Note 10 for a further discussion of the impairments.

Notes (Continued)
Additional Items
     We completed a strategic restructuring transaction in 2010 that involved significant debt issuances, retirements and amendments (see Note 9). We incurred significant costs related to these transactions, as follows:
•	$606 million of early debt retirement costs consisting primarily of cash premiums of $574 million;

•	$45 million of other transaction costs reflected in general corporate expenses, of which $7 million is attributable to noncontrolling interests;

•	$4 million of accelerated amortization of debt costs related to the amendments of credit facilities, reflected in other expense – net below operating income (loss).
     Considering the deteriorating circumstances in Venezuela, Other recorded a $75 million impairment charge in 2009 related to an other-than-temporary loss in value associated with our Venezuelan investment in Accroven SRL (Accroven), which is reflected within investing income — net at Other. (See Note 10.) In June 2010, we sold our 50 percent interest in Accroven to Petróleos de Venezuela S.A. (PDVSA) for $107 million. Of this amount, $30 million and $43 million were received in the three months and nine months ended September 30, 2010, respectively. These receipts are reflected within investing income — net at Other. The remainder of the proceeds is due in six quarterly payments beginning October 31, 2010. We are currently recognizing the resulting gain as cash is received.
     Exploration & Production recorded $15 million of exploratory dry hole costs in third-quarter 2010, which is included within costs and operating expenses.
     Exploration & Production recorded an $11 million impairment in 2009 related to a Venezuelan cost-based investment, which is included within investing income — net. (See Note 10.)
     Exploration & Production recognized $11 million of income in 2009 related to the recovery of certain royalty overpayments from prior periods, which is reflected within revenues.

Notes (Continued)
Note 5. Provision (Benefit) for Income Taxes
     The provision (benefit) for income taxes from continuing operations includes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Current:
Federal	$66	$(12)	$21	$44
State	8	(2)	(1)	5
Foreign	15	7	28	21

	89	(7)	48	70
Deferred:
Federal	(219)	83	(180)	140
State	(23)	11	(17)	18
Foreign	2	—	7	(5)

	(240)	94	(190)	153

Total provision (benefit)	$(151)	$87	$(142)	$223

     The effective income tax rate on the total benefit for the three and nine months ended September 30, 2010, is less than the federal statutory rate primarily due to the nondeductible goodwill impairment, partially offset by the impact of nontaxable noncontrolling interests. See Note 4 for a discussion of the goodwill impairment.
     The effective income tax rate on the total provision for the three months ended September 30, 2009, is less than the federal statutory rate primarily due to taxes on foreign operations and the impact of nontaxable noncontrolling interests.
     The effective income tax rate on the total provision for the nine months ended September 30, 2009, is greater than the federal statutory rate primarily due to the effect of state income taxes and the limitation of tax benefits associated with impairments of certain Venezuelan investments (see Note 4), partially offset by the impact of nontaxable noncontrolling interests.
     For the next 12 months, we cannot predict with certainty whether we will achieve ultimate resolution of any uncertain tax position associated with our domestic or international operations that could result in increases or decreases of our unrecognized tax benefits. However, we believe there is a high degree of probability of an adjustment related to an international matter that could result in a decrease of approximately $17 million in our unrecognized tax benefits as early as the quarter ending December 31, 2010. Further, we have contested certain matters to the Internal Revenue Service (IRS) Appeals Division for which we have been in discussions with the IRS since 2006.

Notes (Continued)
Note 6. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions, except per-share
	amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share (1)	$(1,258)	$141	$(1,266)	$266

Basic weighted-average shares	584,744	583,103	584,365	581,121
Effect of dilutive securities:
Nonvested restricted stock units	—	2,544	—	1,911
Stock options	—	2,148	—	1,834
Convertible debentures	—	2,264	—	3,827

Diluted weighted-average shares	584,744	590,059	584,365	588,693

Earnings (loss) per common share from continuing operations:
Basic	$(2.15)	$.24	$(2.16)	$.45
Diluted	$(2.15)	$.24	$(2.16)	$.45

(1)	The three- and nine-month periods ended September 30, 2009, include $0.2 million and $1.0 million, respectively, of interest expense, net of tax, associated with our convertible debentures. This amount has been added back to income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders to calculate diluted earnings per common share.
     For the three and nine months ended September 30, 2010, 2.9 million and 3.0 million, respectively, weighted-average nonvested restricted stock units and 2.4 million and 2.9 million, respectively, weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to The Williams Companies, Inc.
     Additionally, for both the three and nine months ended September 30, 2010, 2.2 million weighted-average shares related to the assumed conversion of our convertible debentures, as well as the related interest, net of tax, have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would have an antidilutive effect on the diluted earnings per common share. We estimate that if income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders was $54 million and $163 million of income for the three and nine months ended September 30, 2010, respectively, then these shares would become dilutive.
     The table below includes information related to stock options that were outstanding at September 30 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the third quarter weighted-average market price of our common shares.

	September 30,
	2010	2009
Options excluded (millions)	6.9	6.1
Weighted-average exercise price of options excluded	$24.54	$25.99
Exercise price ranges of options excluded	$19.29 – $40.51	$17.10 – $42.29
Third quarter weighted-average market price	$19.14	$16.73

Notes (Continued)
Note 7. Employee Benefit Plans
     Net periodic benefit expense is as follows:

	Pension Benefits
	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(Millions)
Components of net periodic pension expense:
Service cost	$8	$8	$26	$24
Interest cost	16	16	48	47
Expected return on plan assets	(18)	(16)	(53)	(46)
Amortization of prior service cost	1	—	1	1
Amortization of net actuarial loss	9	11	26	32
Amortization of regulatory asset	—	1	—	1

Net periodic pension expense	$16	$20	$48	$59

	Other Postretirement Benefits
	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(Millions)
Components of net periodic other postretirement benefit expense:
Service cost	$1	$—	$2	$1
Interest cost	3	4	11	12
Expected return on plan assets	(2)	(2)	(7)	(6)
Amortization of prior service credit	(4)	(3)	(11)	(8)
Amortization of net actuarial loss	1	1	2	2
Amortization of regulatory asset	—	2	1	4

Net periodic other postretirement benefit expense (income)	$(1)	$2	$(2)	$5

     During the nine months ended September 30, 2010, we contributed $61 million to our pension plans and $12 million to our other postretirement benefit plans. We presently do not anticipate making any additional contributions to our pension plans in the remainder of 2010. We presently anticipate making additional contributions of approximately $4 million to our other postretirement benefit plans in the remainder of 2010.

Notes (Continued)
Note 8. Inventories

	September 30,	December 31,
	2010	2009
	(Millions)
Natural gas liquids and olefins	$72	$70
Natural gas in underground storage	70	47
Materials, supplies, and other	128	105

	$270	$222

Note 9. Debt and Banking Arrangements
Credit Facilities
     At September 30, 2010, no loans are outstanding under our credit facilities. Letters of credit issued are:

		Letters of Credit at
	Expiration	September 30, 2010
		(Millions)
$700 million unsecured credit facilities	October 1, 2010	$—
$900 million unsecured credit facility	May 1, 2012	73
$1.75 billion Williams Partners L.P. unsecured credit facility	February 17, 2013	—
Bilateral bank agreements		50

		$123

     As part of our strategic restructuring (see Note 2), WPZ entered into a new $1.75 billion three-year senior unsecured revolving credit facility with Transco and Northwest Pipeline as co-borrowers. This credit facility replaced an unsecured $450 million credit facility, comprised of a $200 million revolving credit facility and a $250 million term loan which was terminated as part of the restructuring. At the closing, WPZ utilized $250 million of the credit facility to repay the outstanding term loan. During the third quarter of 2010, WPZ had a maximum of $430 million outstanding under this credit facility, which was primarily used to purchase an additional ownership interest in Overland Pass Pipeline Company LLC (OPPL). In September 2010, this outstanding balance was reduced to zero, primarily with proceeds from a WPZ equity offering. (See Note 2.)
     The credit facility may, under certain conditions, be increased by up to an additional $250 million. The full amount of the credit facility is available to WPZ to the extent not otherwise utilized by Transco and Northwest Pipeline. Transco and Northwest Pipeline each have access to borrow up to $400 million under the credit facility to the extent not otherwise utilized by other co-borrowers. Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. WPZ is required to pay a commitment fee (currently 0.5 percent) based on the unused portion of the credit facility. The applicable margin and the commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. The credit facility contains various covenants that limit, among other things, a borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, and allow any material change in the nature of its business. Significant financial covenants under the credit facility include:
•	WPZ ratio of debt to EBITDA (each as defined in the credit facility) must be no greater than 5 to 1.

•	The ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 55 percent for Transco and Northwest Pipeline.

Notes (Continued)
Each of the above ratios are tested at the end of each fiscal quarter, and the debt to EBITDA ratio is measured on a rolling four-quarter basis (with the first full year measured on an annualized basis). At September 30, 2010, we are in compliance with these financial covenants.
     The credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower under the credit facility and exercise other rights and remedies.
     As WPZ will be funding projects for its midstream and gas pipeline businesses, we reduced our $1.5 billion unsecured credit facility that expires May 1, 2012, to $900 million and removed Transco and Northwest Pipeline as borrowers.
     In third-quarter 2010, there were no changes to our $700 million unsecured credit facilities, which expired on October 1, 2010, or to our unsecured credit facility used to facilitate our natural gas production hedging, which was due to expire in December 2013. In July 2010, the term of this facility expiring in December 2013 was extended to December 2015.
     The impairments of goodwill and capitalized costs of certain producing properties and acquired unproved reserves recorded by our Exploration & Production segment in the third quarter of 2010 (see Note 4 and Note 10) will not impact our compliance with our $900 million unsecured credit facility or our ability to utilize Exploration & Production’s credit agreement to facilitate hedging our future natural gas production.
Issuances and Retirements
     In connection with the restructuring, WPZ issued $3.5 billion face value of senior unsecured notes as follows:

(Millions)
3.80% Senior Notes due 2015	$750
5.25% Senior Notes due 2020	1,500
6.30% Senior Notes due 2040	1,250

Total	$3,500

     Prior to the issuance of this debt, WPZ entered into forward starting interest rate swaps to hedge against variability in interest rates on a portion of the anticipated debt issuance. Upon the issuance of the debt, these instruments were terminated, which resulted in a payment of $7 million. This amount has been recorded in accumulated other comprehensive income (loss) (AOCI) and is being amortized over the term of the related debt.
     As part of the issuance of the $3.5 billion unsecured notes, WPZ entered into registration rights agreements with the initial purchasers of the notes. An offer to exchange these unregistered notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended, was commenced in June 2010 and completed in July 2010.

Notes (Continued)
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

     As a result of the changes in debt noted above, the weighted-average interest rate for unsecured fixed rate notes decreased from 7.7 percent at December 31, 2009 to 6.6 percent at September 30, 2010.
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

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Assets:
Energy derivatives	$147	$672	$3	$822	$178	$911	$5	$1,094
ARO Trust Investments (see Note 11)	37	—	—	37	22	—	—	22

Total assets	$184	$672	$3	$859	$200	$911	$5	$1,116

Liabilities:
Energy derivatives	$132	$274	$2	$408	$177	$826	$3	$1,006

Total liabilities	$132	$274	$2	$408	$177	$826	$3	$1,006

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

Notes (Continued)
     Certain instruments trade in less active markets with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at September 30, 2010, consist of NGL swaps and forward contracts for our midstream businesses, including those in our Williams Partners segment, as well as natural gas index transactions that are used to manage the physical requirements of our Exploration & Production segment.
     Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers in or out of Level 1 and Level 2 occurred during the period ended September 30, 2010. During the third quarter of 2009, certain Exploration & Production options which hedge future sales of production were transferred from Level 3 to Level 2. These options were originally included in Level 3 because a significant input to the model, implied volatility by location, was considered unobservable. Due to increased transparency, this input was considered observable, and we transferred these options to Level 2.
     The following tables present a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.
Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Three months ended September 30,
	2010		2009
	Net Energy	Other	Net Energy	Other
	Derivatives	Assets	Derivatives	Assets
	(Millions)
Beginning balance	$14	$—	$413	$—
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	7	—	161	—
Included in other comprehensive income (loss)	(14)	—	(233)	—
Purchases, issuances, and settlements	(6)	—	(163)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(173)	—

Ending balance	$1	$—	$5	$—

Unrealized gains (losses) included in income (loss) from continuing operations relating to instruments still held at September 30	$1	$—	$(1)	$—

	Nine months ended September 30,
	2010		2009
	Net Energy	Other	Net Energy	Other
	Derivatives	Assets	Derivatives	Assets
	(Millions)
Beginning balance	$2	$—	$507	$7
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	6	—	480	—
Included in other comprehensive income (loss)	1	—	(329)	—
Purchases, issuances, and settlements	(8)	—	(480)	(7)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(173)	—

Ending balance	$1	$—	$5	$—

Unrealized gains (losses) included in income (loss) from continuing operations relating to instruments still held at September 30	$1	$—	$2	$—

Notes (Continued)
     Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues in our Consolidated Statement of Operations.
     The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Total losses for		Total losses for
	three months ended		nine months ended
	September 30,		September 30,
	2010	2009	2010		2009
	(Millions)		(Millions)
Impairments:
Goodwill – Exploration & Production	$1,003	$—	$1,003	(a)	—
Producing properties and acquired unproved reserves – Exploration & Production	678	—	678	(b)	—
Venezuelan property – Discontinued Operations	—	—	—		211	(c)
Investment in Accroven – Other	—	—	—		75	(d)
Cost-based investment – Exploration & Production	—	—	—		11	(e)

	$1,681	$—	$1,681		$297

(a)	Due to a significant decline in forward natural gas prices across all future production periods as of September 30, 2010, we performed an interim impairment assessment of the approximate $1 billion of goodwill at Exploration & Production related to its domestic natural gas production operations (the reporting unit). Forward natural gas prices through 2025 as of September 30, 2010, used in our analysis declined more than 22 percent on average compared to the forward prices as of December 31, 2009. We estimated the fair value of the reporting unit on a stand-alone basis by valuing proved and unproved reserves, as well as estimating the fair values of other assets and liabilities which are identified to the reporting unit. We used an income approach (discounted cash flow) for valuing reserves. The significant inputs into the valuation of proved and unproved reserves included reserve quantities, forward natural gas prices, anticipated drilling and operating costs, anticipated production curves, income taxes, and appropriate discount rates. To estimate the fair value of the reporting unit and the implied fair value of goodwill under a hypothetical acquisition of the reporting unit, we assumed a tax structure where a buyer would obtain a step-up in the tax basis of the net assets acquired. Significant assumptions in valuing proved reserves included reserves quantities of more than 4.4 trillion cubic feet of gas equivalent; forward prices averaging approximately $4.65 per thousand cubic feet of gas equivalent (Mcfe) for natural gas (adjusted for locational differences), natural gas liquids and oil; and an after-tax discount rate of 11 percent. Unproved reserves (probable and possible) were valued using similar assumptions adjusted further for the uncertainty associated with these reserves by using after-tax discount rates of 13 percent and 15 percent, respectively, commensurate with our estimate of the risk of those reserves. In our assessment as of September 30, 2010, the carrying value of the reporting unit, including goodwill, exceeded its fair value. We then determined that the implied fair value of the goodwill was zero. As a result of our analysis, we recognized a full $1 billion impairment charge related to this goodwill.

Notes (Continued)

(b)	As of September 30, 2010, we assessed the carrying value of Exploration & Production’s natural gas-producing properties and costs of acquired unproved reserves, for impairments as a result of recent significant declines in forward natural gas prices. Our assessment utilizes estimates of future cash flows. Significant judgments and assumptions in these assessments are similar to those used in the goodwill evaluation and include estimates of natural gas reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs, and an applicable discount rate commensurate with risk of the underlying cash flow estimates. The assessment performed at September 30, 2010, identified certain properties with a carrying value in excess of their calculated fair values. As a result, we recorded a $678 million impairment charge in third-quarter 2010 as further described below. Fair value measured for these properties at September 30, 2010, was estimated to be approximately $320 million.
•	$503 million of the impairment charge related to natural gas-producing properties in the Barnett Shale. Significant assumptions in valuing these properties included proved reserves quantities of more than 227 billion cubic feet of gas equivalent, forward prices averaging approximately $4.67 per Mcfe for natural gas (adjusted for locational differences), natural gas liquids and oil; and an after-tax discount rate of 11 percent.

•	$175 million of the impairment charge related to acquired unproved reserves in the Piceance Highlands acquired in 2008. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent.

(c)	Fair value measured at March 31, 2009, was $106 million. This value was based on our estimates of probability-weighted discounted cash flows that considered (1) the continued operation of the assets considering different scenarios of outcome, (2) the purchase of the assets by PDVSA, (3) the results of arbitration with varying degrees of award and collection, and (4) an after-tax discount rate of 20 percent.

(d)	Fair value measured at March 31, 2009, was zero. This value was determined based on a probability-weighted discounted cash flow analysis that considered the deteriorating circumstances in Venezuela.

(e)	Fair value measured at March 31, 2009, was zero. This value was based on an other-than-temporary decline in the value of our investment considering the deteriorating financial condition of a Venezuelan corporation in which Exploration & Production has a 4 percent interest.
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
     Long-term debt: The fair value of our publicly traded long-term debt is determined using indicative period-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. At September 30, 2010 and December 31, 2009, approximately 100 percent and

Notes (Continued)
97 percent, respectively, of our long-term debt was publicly traded. (See Note 9.)
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
  Carrying amounts and fair values of our financial instruments

	September 30, 2010			December 31, 2009
	Carrying			Carrying
	Amount	Fair Value		Amount	Fair Value
	(Millions)
Asset (Liability)
Cash and cash equivalents	$1,015	$1,015		$1,867	$1,867
Restricted cash (current and noncurrent)	$28	$28		$28	$28
ARO Trust Investments	$37	$37		$22	$22
Long-term debt, including current portion (a)	$(8,505)	$(9,681)		$(8,273)	$(9,142)
Guarantees	$(35)	$(34)		$(36)	$(33)
Other	$(29)	$(31	)(b)	$(23)	$(25	)(b)
Net energy derivatives:
Energy commodity cash flow hedges	$417	$417		$178	$178
Other energy derivatives	$(3)	$(3)		$(90)	$(90)

(a)	Excludes capital leases.

(b)	Excludes certain cost-based investments in companies that are not publicly traded and therefore it is not practicable to estimate fair value. The carrying value of these investments was $2 million at September 30, 2010 and December 31, 2009.
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

Notes (Continued)
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
     The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of September 30, 2010. Natural gas is presented in millions of British Thermal Units (MMBtu), and NGLs are presented in gallons. The volumes for options represent at location zero-cost collars and present one side of the short position. The net index position for Exploration & Production includes certain positions on behalf of other segments.

Derivative Notional Volumes		Meas.	Fixed Price	Basis	Index	Options
Designated as Hedging Instruments
Exploration & Production	Risk Management	MMBtu	(155,285,000)	(154,865,000)		(147,295,000)
Williams Partners	Risk Management	MMBtu	6,365,000	4,305,000
Williams Partners	Risk Management	Gallons	(69,636,000)

Not Designated as Hedging Instruments
Exploration & Production	Risk Management	MMBtu	(10,342,499)	(11,040,000)	(11,577,007)
Williams Partners	Risk Management	Gallons	(3,360,000)
Other	Risk Management	Gallons	5,250,000
Exploration & Production	Other	MMBtu	(402,000)	(13,532,000)

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

	September 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Designated as hedging instruments	$454	$37	$352	$174
Not designated as hedging instruments:
Legacy natural gas contracts from former power business	219	224	505	526
All other	149	147	237	306

Total derivatives not designated as hedging instruments	368	371	742	832

Total derivatives	$822	$408	$1,094	$1,006

     The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI or revenues.

	Three months		Nine months
	ended September		ended September
	30,		30,
	2010	2009	2010	2009	Classification
	(Millions)		(Millions)
Net gain (loss) recognized in other comprehensive income (effective portion)	$214	$(91)	$524	$180	AOCI
Net gain reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$110	$176	$235	$506	Revenues
Gain (loss) recognized in income (ineffective portion)	$1	$(1)	$4	$1	Revenues
     There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
     The following table presents pre-tax gains and losses for our energy commodity derivatives not designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Revenues	$26	$8	$37	$28
Costs and operating expenses	11	13	18	27

Net gain (loss)	$15	$(5)	$19	$1

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
     As of September 30, 2010, we have collateral totaling $42 million, all of which is in the form of letters of credit, posted to derivative counterparties to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $76 million, which includes a reduction of $1 million to our liability balance for our own nonperformance risk. At December 31, 2009, we had collateral totaling $96 million posted to derivative counterparties, all of which was in the form of letters of credit, to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $167 million, which included a reduction of $3 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $35 million and $74 million at September 30, 2010 and December 31, 2009, respectively.
  Cash flow hedges
     Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in other comprehensive income and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of September 30, 2010, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales for up to three years. Based on recorded values at September 30, 2010, $199 million of net gains (net of income tax provision of $120 million) will be reclassified into earnings within the next year. These recorded values are based on market prices of the commodities as of September 30, 2010. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next year will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
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

Notes (Continued)
     We have provided guarantees in the event of nonpayment by our previously owned communications subsidiary, WilTel, on certain lease performance obligations that extend through 2042. The maximum potential exposure is approximately $39 million at September 30, 2010. Our exposure declines systematically throughout the remaining term of WilTel’s obligations. The carrying value of these guarantees included in accrued liabilities on the Consolidated Balance Sheet is $35 million at September 30, 2010.
     At September 30, 2010, we do not expect these guarantees to have a material impact on our future liquidity or financial position. However, if we are required to perform on these guarantees in the future, it may have a material adverse effect on our results of operations.
Concentration of Credit Risk
  Derivative assets and liabilities
     We have a risk of loss from counterparties not performing pursuant to the terms of their contractual obligations. Counterparty performance can be influenced by changes in the economy and regulatory issues, among other factors. Risk of loss is impacted by several factors, including credit considerations and the regulatory environment in which a counterparty transacts. We attempt to minimize credit-risk exposure to derivative counterparties and brokers through formal credit policies, consideration of credit ratings from public ratings agencies, monitoring procedures, master netting agreements and collateral support under certain circumstances. Collateral support could include letters of credit, payment under margin agreements, and guarantees of payment by credit worthy parties. The gross credit exposure from our derivative contracts as of September 30, 2010, is summarized as follows.

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$13	$15
Energy marketers and traders	—	140
Financial institutions	667	667

	$680	822

Credit reserves		—

Gross credit exposure from derivatives		$822

     We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts. The net credit exposure from our derivatives as of September 30, 2010, excluding collateral support discussed below, is summarized as follows.

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$6	$8
Energy marketers and traders	—	1
Financial institutions	481	481

	$487	490

Credit reserves		—

Net credit exposure from derivatives		$490

(a)	We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Notes (Continued)
     Our nine largest net counterparty positions represent approximately 97 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Included within this group are seven counterparty positions, representing 83 percent of our net credit exposure from derivatives, associated with Exploration & Production’s hedging facility. Under certain conditions, the terms of this credit agreement may require the participating financial institutions to deliver collateral support to a designated collateral agent (which is another participating financial institution in the agreement). The level of collateral support required is dependent on whether the net position of the counterparty financial institution exceeds specified thresholds. The thresholds may be subject to prescribed reductions based on changes in the credit rating of the counterparty financial institution.
     At September 30, 2010, the designated collateral agent holds $74 million of collateral support on our behalf under Exploration & Production’s hedging facility. In addition, we hold collateral support, which may include cash or letters of credit, of $26 million related to our other derivative positions.
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
     As a result of a 2008 U.S. Supreme Court decision, certain contracts that we entered into during 2000 and 2001 may be subject to partial refunds depending on the results of further proceedings at the FERC. These contracts, under which we sold electricity, totaled approximately $89 million in revenue. While we are not a party to the cases involved in the U.S. Supreme Court decision, the buyer of electricity from us is a party to the cases and claims that we must refund to the buyer any loss it suffers due to the FERC’s reconsideration of the contract terms at issue in the decision. The FERC has directed the parties to provide additional information on certain issues remanded by the U.S. Supreme Court, but delayed the submission of this information to permit the parties to explore possible settlements of the contractual disputes. The parties to the remanded proceeding have engaged the FERC’s Dispute Resolution Service to assist with settlement discussions.
     Certain other issues also remain open at the FERC and for other nonsettling parties.
  Refund proceedings
     Although we entered into the State Settlement and Utilities Settlement, which resolved a significant portion of the refund issues among the settling parties, we continue to have potential refund exposure to nonsettling parties, such as the counterparty to the contracts described above and various California end users that did not participate in the Utilities Settlement. As a part of the Utilities Settlement, we funded escrow accounts that will be used towards satisfying any ultimate refund determinations in favor of the nonsettling parties including interest on refund amounts that we might owe to settling and nonsettling parties. We are also owed interest from counterparties in the California market during the refund period for which we have recorded a receivable. Collection of the interest and the payment of interest on refund amounts from the escrow accounts are subject to the conclusion of this proceeding. Therefore, we continue to participate in the FERC refund case and related proceedings.
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

Notes (Continued)
Reporting of Natural Gas-Related Information to Trade Publications
     Civil suits based on allegations of manipulating published gas price indices have been brought against us and others, in each case seeking an unspecified amount of damages. We are currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri and Wisconsin brought on behalf of direct and indirect purchasers of gas in those states.
•	The federal court in Nevada currently presides over cases that were transferred to it from state courts in Colorado, Kansas, Missouri, and Wisconsin. In 2008, the federal court in Nevada granted summary judgment in the Colorado case in favor of us and most of the other defendants, and on January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal. We expect that the Colorado plaintiffs will appeal, but the appeal cannot occur until the case against the remaining defendant is concluded.

•	On April 23, 2010, the Tennessee Supreme Court reversed the state appellate court and dismissed the plaintiffs’ claims against us on federal preemption grounds. The plaintiffs did not appeal this ruling to the United States Supreme Court. This case is now concluded in our favor.

•	On September 24, 2010, the Missouri Supreme Court declined to hear the plaintiff’s appeal of the trial court’s dismissal of a case for lack of standing. The case is now concluded in our favor.
Environmental Matters
  Continuing operations
     Since 1989, our Transco subsidiary has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of its sites. Transco has identified polychlorinated biphenyl (PCB) contamination in compressor systems, soils and related properties at certain compressor station sites. Transco has also been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, Transco commenced negotiations with certain environmental authorities and other parties concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. The costs of any such remediation will depend upon the scope of the remediation. At September 30, 2010, we had accrued liabilities of $4 million related to PCB contamination, potential mercury contamination, and other toxic and hazardous substances. Transco has been identified as a potentially responsible party at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, we have estimated our aggregate exposure for remediation of these sites to be less than $500,000, which is included in the environmental accrual discussed above. We expect that these costs will be recoverable through Transco’s rates.
     Beginning in the mid-1980s, our Northwest Pipeline subsidiary evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Consistent with other natural gas transmission companies, Northwest Pipeline identified PCB contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest Pipeline identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s and Northwest Pipeline conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest Pipeline to reevaluate its previous mercury clean-ups in Washington. Currently, Northwest Pipeline is conducting additional assessments and remediation activities for mercury and other constituents at certain sites to comply with Washington’s current environmental standards. At September 30, 2010, we have accrued liabilities of $7 million for these costs. We expect that these costs will be recoverable through Northwest Pipeline’s rates.
     In March 2008, the EPA issued new air quality standards for ground level ozone. In September 2009, the EPA announced that it would reconsider those standards. In January 2010, the EPA proposed more stringent standards, which are expected to be final in the fourth quarter 2010. The EPA expects that new eight-hour ozone nonattainment

Notes (Continued)
areas will be designated in July 2011. The new standards and nonattainment areas will likely impact our operations, causing us to incur additional capital expenditures to comply. At this time we are unable to estimate the cost that may be required to meet these regulations. We expect that costs associated with these compliance efforts for our interstate gas pipelines will be recoverable through their rates.
     In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) National Ambient Air Quality Standard. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in federal court. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
     We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2010, we have accrued liabilities totaling $6 million for these costs.
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
     In September 2007, the EPA requested, and our Transco subsidiary later provided, information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Clean Air Act. On March 28, 2008, the EPA issued NOVs alleging violations of Clean Air Act requirements at these compressor stations. We met with the EPA in May 2008 and submitted our response denying the allegations in June 2008. In July 2009, the EPA requested additional information pertaining to these compressor stations and in August 2009, we submitted the requested information. On August 20, 2010, the EPA requested and our Transco subsidiary provided, similar information for a compressor station in Maryland.
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
     At September 30, 2010, we have accrued environmental liabilities of $29 million related to these matters.

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
Other Legal Matters
  Will Price (formerly Quinque)
     In 2001, 14 of our entities were named as defendants in a nationwide class action lawsuit in Kansas state court that had been pending against other defendants, generally pipeline and gathering companies, since 2000. The plaintiffs alleged that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs and sought an unspecified amount of damages. The fourth amended petition, which was filed in 2003, deleted all of our defendant entities except two subsidiaries within our midstream business. All remaining defendants opposed class certification and on September 18, 2009, the court denied plaintiffs’ most recent motion to certify the class. On October 2, 2009, the plaintiffs filed a motion for reconsideration of the denial. On March 31, 2010, the court entered an order denying plaintiffs’ motion for reconsideration and as a result, there are no class action allegations remaining in the case.
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

Notes (Continued)
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
     At September 30, 2010, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)
(losses) and income (loss) from investments. Intersegment sales are generally accounted for at current market prices as if the sales were to unaffiliated third parties.
     The primary types of costs and operating expenses by segment can be generally summarized as follows:
•	Williams Partners—commodity purchases (primarily for NGL and crude marketing, shrink and fuel), depreciation and operation and maintenance expenses;

•	Exploration & Production—commodity purchases (primarily in support of commodity marketing and risk management activities), depletion, depreciation and amortization, lease and facility operating expenses and operating taxes;

•	Other—commodity purchases (primarily for shrink, feedstock and NGL and olefin marketing activities), depreciation and operation and maintenance expenses.

Notes (Continued)
     The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income (loss) as reported in the Consolidated Statement of Operations.

	Williams	Exploration &
	Partners	Production	Other	Eliminations	Total
	(Millions)
Three months ended September 30, 2010
Segment revenues:
External	$1,232	$841	$231	$—	$2,304
Internal	59	171	7	(237)	—

Total revenues	$1,291	$1,012	$238	$(237)	$2,304

Segment profit (loss)	$343	$(1,603)	$80	$—	$(1,180)
Less:
Equity earnings	24	5	9	—	38
Income from investments	—	—	30	—	30

Segment operating income (loss)	$319	$(1,608)	$41	$—	(1,248)

General corporate expenses					(43)

Total operating loss					$(1,291)

Three months ended September 30, 2009*
Segment revenues:
External	$1,133	$752	$213	$—	$2,098
Internal	48	127	9	(184)	—

Total revenues	$1,181	$879	$222	$(184)	$2,098

Segment profit	$347	$100	$31	$—	$478
Less equity earnings	30	4	10	—	44

Segment operating income	$317	$96	$21	$—	434

General corporate expenses					(40)

Total operating income					$394

	Williams	Exploration &
	Partners	Production	Other	Eliminations	Total
	(Millions)
Nine months ended September 30, 2010
Segment revenues:
External	$3,925	$2,511	$756	$—	$7,192
Internal	191	579	22	(792)	—

Total revenues	$4,116	$3,090	$778	$(792)	$7,192

Segment profit (loss)	$1,103	$(1,354)	$186	$—	$(65)
Less:
Equity earnings	77	15	25	—	117
Income from investments	—	—	43	—	43

Segment operating income (loss)	$1,026	$(1,369)	$118	$—	(225)

General corporate expenses					(173)

Total operating loss					$(398)

Nine months ended September 30, 2009*
Segment revenues:
External	$3,099	$2,301	$529	$—	$5,929
Internal	120	363	21	(504)	—

Total revenues	$3,219	$2,664	$550	$(504)	$5,929

Segment profit (loss)	$884	$290	$(13)	$—	$1,161
Less:
Equity earnings	51	12	30	—	93
Loss from investments	—	—	(75)	—	(75)

Segment operating income	$833	$278	$32	$—	1,143

General corporate expenses					(118)

Total operating income					$1,025

*	Recast as discussed in Note 2.

Notes (Continued)
     Total segment revenues for Exploration & Production include $435 million, $344 million, $1,357 million, and $1,031 million of gas management revenues for the three and nine months ended September 30, 2010 and 2009, respectively. Gas management revenues include sales of natural gas in conjunction with marketing services provided to third parties and intercompany sales of fuel and shrink gas to the midstream businesses in Williams Partners. These revenues are substantially offset by similar amounts of gas management costs.
     The following table reflects total assets by reporting segment.

	Total Assets
	September 30, 2010	December 31, 2009
	(Millions)
Williams Partners	$12,465	$11,981
Exploration & Production (1)	9,381	10,575
Other	3,972	4,193
Eliminations	(1,970)	(1,469)

Total	$23,848	$25,280

(1)	The decrease in Exploration & Production’s total assets is primarily due to impairments of goodwill, producing properties, and acquired unproved reserve costs. See Note 4 and Note 10.

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Company Outlook
     We believe we will continue to execute on our 2010 business plan and capture attractive growth opportunities. While the economic environment in the latter half of 2009 and first quarter of 2010 improved compared to conditions earlier in 2009, this trend has moderated in the second and third quarters of 2010 as global economies continue to struggle. Although recently natural gas prices have continued to decline as a result of continued weak demand coupled with increasing supply which contributed significantly to impairments recorded by our Exploration & Production segment in the third quarter of 2010, we continue to expect opportunities for growth across all of our businesses. However, if economic conditions and/or the energy commodity price environment decline, we could experience further negative impacts to future operating results and increased risk of nonperformance of counterparties or impairments of long-lived assets.
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

Management’s Discussion and Analysis (Continued)
Overview of Nine Months Ended September 30, 2010
     Income (loss) from continuing operations attributable to The Williams Companies, Inc., for the nine months ended September 30, 2010, changed unfavorably by $1,532 million compared to the nine months ended September 30, 2009. This change is reflective of:
•	$1,003 million full impairment charge related to goodwill at Exploration & Production and $678 million of pre-tax charges associated with impairments of certain producing properties and acquired unproved reserves at Exploration & Production during the third quarter of 2010 (See Note 4 and Note 10 of Notes to Consolidated Financial Statements.);

•	$648 million of pre-tax costs attributable to The Williams Companies, Inc., associated with our 2010 restructuring, including $606 million of early debt retirement costs.
     Partially offsetting the increased costs are:
•	The improved energy commodity price environment in the first nine months of 2010 as compared to the first nine months of 2009;

•	The absence of a $75 million pre-tax impairment charge in the first quarter of 2009 related to our Venezuelan equity investment in Accroven SRL (Accroven). (See Note 4 of Notes to Consolidated Financial Statements.)
See additional discussion in Results of Operations.
     Our net cash provided by operating activities for the nine months ended September 30, 2010, increased $183 million compared to the nine months ended September 30, 2009, primarily due to the improvement in the energy commodity price environment in the first nine months of 2010 as compared to the first nine months of 2009. (See Management’s Discussion and Analysis of Financial Condition and Liquidity.)
Recent Events
     On October 26, 2010, Williams Partners L.P. (WPZ) agreed to acquire certain gathering and processing assets in Colorado’s Piceance basin, currently held by Exploration & Production, for $782 million. We expect the transaction to be completed during the fourth quarter of 2010. The agreement includes consideration of $702 million in cash, which WPZ expects to fund using its credit facility and/or debt, approximately 1.8 million common units, and an increase in the capital account of its general partner to allow us to maintain our 2 percent general partner interest.
     On May 24, 2010, WPZ and Williams Pipeline Partners L.P. (WMZ), entered into a merger agreement providing for the merger of WMZ and WPZ. On August 31, 2010 the WMZ unitholders approved the proposed merger between the two master limited partnerships and the merger was completed. (See Note 2 of Notes to Consolidated Financial Statements.)
     In July 2010, we notified our partner in the Overland Pass Pipeline Company LLC (OPPL) of our election to exercise our option to purchase an additional ownership interest, which provides us with a 50 percent ownership interest in OPPL, for approximately $424 million. This transaction was completed on September 9, 2010, primarily with proceeds from WPZ’s credit facility. (See Results of Operations – Segments, Williams Partners.) Additionally, during September 2010, WPZ completed an equity offering resulting in net proceeds of $380 million, which were used to reduce the borrowing under WPZ’s credit facility. (See Note 2 of Notes to Consolidated Financial Statements.)
     In May 2010, Exploration & Production announced a major acreage acquisition in the Marcellus Shale located in northeast Pennsylvania. In July 2010, the purchase was completed for $597 million, including closing adjustments. (See Results of Operations – Segments, Exploration & Production.)

Management’s Discussion and Analysis (Continued)
     In February 2010, we completed a strategic restructuring that involved contributing certain of our wholly and partially owned subsidiaries to WPZ, our consolidated master limited partnership, and restructuring our debt. (See Notes 2 and 9 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Liquidity.)
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
Fair Value Measurements
     Certain of our energy derivative assets and energy derivative liabilities trade in markets with lower availability of pricing information requiring us to use unobservable inputs and are considered Level 3 in the fair value hierarchy. At September 30, 2010, less than one percent of our energy derivative assets and energy derivative liabilities measured at fair value on a recurring basis are included in Level 3. For Level 2 transactions, we do not make significant adjustments to observable prices in measuring fair value as we do not generally trade in inactive markets.
     The determination of fair value for our energy derivative assets and energy derivative liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At September 30, 2010, the credit reserve is less than $1 million on our net derivative assets and $1 million on our net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
     At September 30, 2010, 79 percent of the value of our derivatives portfolio expires in the next 12 months and more than 99 percent expires in the next 36 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.
     The instruments included in Level 3 at September 30, 2010, consist of natural gas liquids swaps and forward contracts for our midstream businesses, including those in our Williams Partners segment, as well as natural gas index transactions that are used to manage the physical requirements of our Exploration & Production segment. The change in the overall fair value of instruments included in Level 3 primarily results from changes in commodity prices.
     Exploration & Production has an unsecured credit agreement through December 2015 with certain banks that, so long as certain conditions are met, serves to reduce our usage of cash and other credit facilities for margin requirements related to instruments included in the facility.
     For the nine months ended September 30, 2010 and 2009, we recognized impairments of certain assets that were measured at fair value on a nonrecurring basis. These impairment measurements are included in Level 3 as they

Management’s Discussion and Analysis (Continued)
include significant unobservable inputs, such as our estimate of future cash flows and the probabilities of alternative scenarios. (See Note 10 of Notes to Consolidated Financial Statements.)
Critical Accounting Estimate
Impairments of Goodwill and Long-Lived Assets
     As disclosed in our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 26, 2010, we assess goodwill for impairment annually as of the end of the year. We perform interim assessments of goodwill if impairment triggering events or circumstances are present. One such triggering event is a significant decline in forward natural gas prices. During the first and second quarter of 2010, we evaluated the impact of declines in forward gas prices across all future production periods and determined that the impact was not significant enough to warrant a full impairment review. Forward natural gas prices through 2025 used in these prior analyses had declined less than 10 percent, on average, from December 31, 2009 through March 31, 2010 and June 30, 2010. During the third quarter of 2010, these forward natural gas prices through 2025 declined an additional 19 percent for a total year-to-date decline of more than 22 percent on average through September 30, 2010. Based on forward prices as of September 30, 2010, we evaluated the impact of this decline across all future production periods and determined that a full impairment review was warranted.
     As a result, we evaluated our goodwill of approximately $1 billion resulting from a 2001 acquisition at Exploration & Production related to its domestic natural gas production operations (the reporting unit). Our impairment evaluation of goodwill first considers our management’s estimate of the fair value of the reporting unit compared to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. Because quoted market prices are not available for the reporting unit, management applies reasonable judgments (including market supported assumptions when available) in estimating the fair value for the reporting unit. We estimate the fair value of the reporting unit on a stand-alone basis and also consider our market capitalization and third party estimates in corroborating our estimate of the fair value of the reporting unit.
     The fair value of the reporting unit is estimated primarily by valuing proved and unproved reserves. We use an income approach (discounted cash flows) for valuing reserves. The significant inputs into the valuation of proved and unproved reserves include reserve quantities, forward natural gas prices, anticipated drilling and operating costs, anticipated production curves, income taxes, and appropriate discount rates. To estimate the fair value of the reporting unit and the implied fair value of goodwill under a hypothetical acquisition of the reporting unit, we assume a tax structure where a buyer would obtain a step-up in the tax basis of the net assets acquired.
     In our assessment as of September 30, 2010, the carrying value of the reporting unit, including goodwill, exceeded its fair value. We then determined that the implied fair value of the goodwill was zero. As a result, we recognized a full $1 billion impairment charge related to this goodwill. See Note 4 and Note 10 of Notes to Consolidated Financial Statements for additional discussion and significant inputs into the fair value determination.
     We evaluate our long-lived assets for impairment when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value. Our computations utilize judgments and assumptions that include the estimated fair value of the asset, undiscounted future cash flows, discounted future cash flows, and the current and future economic environment in which the asset is operated.
     As a result of significant declines in forward natural gas prices during the third quarter of 2010, we assessed Exploration & Production’s natural gas producing properties and acquired unproved reserve costs, for impairment using estimates of future cash flows. Significant judgments and assumptions in these assessments include estimates of natural gas reserves quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs, and our estimate of an applicable discount rate commensurate with risk of the underlying cash flow estimates. The assessment performed at September 30, 2010 identified certain properties with a carrying value in excess of their calculated fair values. As a result, we recognized a $678 million impairment charge. See Note 4 and Note 10 of

Management’s Discussion and Analysis (Continued)
Notes to Consolidated Financial Statements for additional discussion and significant inputs into the fair value determination.

     In addition to those long-lived assets described above for which impairment charges were recorded, certain others were reviewed for which no impairment was required. These reviews included Exploration & Production’s other domestic producing properties and acquired unproved reserve costs, and utilized inputs generally consistent with those described above. Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. For Exploration & Production’s other assets reviewed, but for which impairment charges were not recorded, we estimate that approximately 15 percent could be at risk for impairment if forward prices across all future periods decline by approximately 7 to 15 percent, on average, as compared to the forward prices at September 30, 2010. A substantial portion of the remaining carrying value of these other assets (primarily related to Exploration & Production’s assets in the Piceance basin) could be at risk for impairment if forward prices across all future periods decline by at least 25 percent, on average, as compared to the prices at September 30, 2010.

Management’s Discussion and Analysis (Continued)
Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended				Nine months ended
	September 30,		$	%	September 30,		$	%
	2010	2009	Change*	Change*	2010	2009	Change*	Change*
	(Millions)				(Millions)
Revenues	$2,304	$2,098	+206	+10%	$7,192	$5,929	+1,263	+21%
Costs and expenses:
Costs and operating expenses	1,752	1,537	-215	-14%	5,397	4,373	-1,024	-23%
Selling, general and administrative expenses	123	126	+3	+2%	356	380	+24	+6%
Impairments of goodwill and long-lived assets	1,681	—	-1,681	NM	1,681	5	-1,676	NM
Other (income) expense – net	(4)	1	+5	NM	(17)	28	+45	NM
General corporate expenses	43	40	-3	-8%	173	118	-55	-47%

Total costs and expenses	3,595	1,704			7,590	4,904
Operating income (loss)	(1,291)	394			(398)	1,025
Interest accrued – net	(145)	(153)	+8	+5%	(433)	(440)	+7	+2%
Investing income — net	68	39	+29	+74%	162	2	+160	NM
Early debt retirement costs	—	—	—	0%	(606)	—	-606	NM
Other expense – net	(4)	(1)	-3	NM	(12)	(2)	-10	NM

Income (loss) from continuing operations before income taxes	(1,372)	279			(1,287)	585
Provision (benefit) for income taxes	(151)	87	+238	NM	(142)	223	+365	NM

Income (loss) from continuing operations	(1,221)	192			(1,145)	362
Income (loss) from discontinued operations	(5)	2	-7	NM	(5)	(223)	+218	+98%

Net Income (loss)	(1,226)	194			(1,150)	139
Less: Net income attributable to noncontrolling interests	37	51	+14	+27%	121	26	-95	NM

Net income (loss) attributable to The Williams Companies, Inc.	$(1,263)	$143			$(1,271)	$113

*	+ = Favorable change; — = Unfavorable change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended September 30, 2010 vs. three months ended September 30, 2009
     The increase in revenues is primarily due to higher gas management and production revenues, reflecting an increase in average natural gas prices, partially offset by a decrease in natural gas sales volumes associated with gas management activities at Exploration & Production. Additionally, natural gas liquids (NGL) and crude oil marketing revenues and NGL production revenues increased at Williams Partners, reflecting higher average NGL and crude prices. NGL and olefin production revenues at Other also increased due to higher average per-unit prices.
     The increase in costs and operating expenses is primarily due to increased average natural gas prices associated with gas management activities, partially offset by a decrease in natural gas purchase volumes at Exploration & Production and increased NGL and crude oil marketing purchases and NGL production costs at Williams Partners, reflecting higher average NGL, crude and natural gas prices.
     Impairments of goodwill and long-lived assets in 2010 includes a $1,003 million impairment of goodwill and $678 million of impairments of certain producing properties and acquired unproved reserves at Exploration & Production.

Management’s Discussion and Analysis (Continued)
     Other (income) expense – net within operating income (loss) in 2010 includes $13 million of gains on the sales of certain assets at Exploration & Production.
     The unfavorable change in operating income (loss) is primarily due to impairment charges in 2010 at Exploration & Production as previously discussed.
     The increase in investing income – net is primarily due to a $30 million gain in the third quarter of 2010 on the sale of our 50 percent interest in Accroven in the second quarter of 2010 (see Note 4 of Notes to Consolidated Financial Statements).
     Provision (benefit) for income taxes changed favorably primarily due to the pre-tax loss in 2010 compared to pre-tax income in 2009. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
     The favorable change in net income attributable to noncontrolling interests reflects lower results, primarily at WPZ, due to increased interest on debt in 2010 compared to 2009.
Nine months ended September 30, 2010 vs. nine months ended September 30, 2009
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
     The increase in costs and operating expenses is primarily due to increased NGL and crude oil marketing purchases and NGL production costs at Williams Partners, reflecting higher average NGL, crude and natural gas prices. Exploration & Production costs increased primarily due to increased average natural gas prices associated with gas management activities and higher operating taxes. Additionally, NGL and olefin production costs at Other increased due to higher average per-unit feedstock costs.
     Selling, general and administrative expenses decreased primarily due to lower pension and certain other employee-related expenses at Williams Partners.
     Impairments of goodwill and long-lived assets in 2010 includes a $1,003 million impairment of goodwill and $678 million of impairments of certain producing properties and acquired unproved reserves at Exploration & Production.
     The favorable change in other (income) expense – net within operating income (loss) is primarily due to the absence of $32 million of penalties in 2009 from the early termination of certain drilling rig contracts at Exploration & Production, a $14 million increase in involuntary conversion gains at Williams Partners due to insurance recoveries that are in excess of the carrying value of assets and $13 million of gains in 2010 on the sales of certain assets at Exploration & Production.
     General corporate expenses in 2010 includes $45 million of transaction costs associated with our strategic restructuring transaction.
     The unfavorable change in operating income (loss) is primarily due to impairment charges in 2010 at Exploration & Production previously discussed and $45 million of transaction costs in 2010 associated with our strategic restructuring transaction, partially offset by the absence of $32 million of expenses in 2009 related to penalties from the early release of drilling rigs and $13 million of gains in 2010 on the sales of certain assets at Exploration & Production, a $14 million increase in involuntary conversion gains at Williams Partners and an improved energy commodity price environment in 2010 compared to 2009.
     The increase in investing income – net is primarily due to the absence of a $75 million impairment charge in 2009 and a $43 million gain on the sale of our 50 percent interest in Accroven in 2010 at Other, a $24 million

Management’s Discussion and Analysis (Continued)
increase in equity earnings, primarily at Williams Partners and the absence of an $11 million impairment charge in 2009 related to a cost-based investment at Exploration & Production.
     Early debt retirement costs in 2010 reflect costs related to corporate debt retirements associated with our first quarter strategic restructuring transaction, including premiums of $574 million.
     Provision (benefit) for income taxes changed favorably primarily due to the pre-tax loss in 2010 compared to pre-tax income in 2009. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
     See Note 3 of Notes to Consolidated Financial Statements for a discussion of the items in income (loss) from discontinued operations.
     The unfavorable change in net income attributable to noncontrolling interests reflects higher results, primarily at Williams Partners, due to an improved energy commodity price environment in 2010 compared to 2009 as well as the impact of the first-quarter 2009 impairments and related charges associated with our discontinued Venezuela operations.

Management’s Discussion and Analysis (Continued)
Results of Operations — Segments
Williams Partners
     Our Williams Partners segment reflects 100 percent of the segment profit of WPZ, our consolidated master limited partnership. WPZ includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering and processing and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain and Gulf Coast regions of the United States. We currently own approximately 77 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.
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
Overview of Nine Months Ended September 30, 2010
     Significant events during 2010 include the following:
NGL Volumes
     Our NGL equity sales volumes for the third quarter of 2010 were unfavorably impacted due to a number of temporary items, including lower gas deliveries in the Gulf of Mexico area due to disruptions in third-party production unrelated to the drilling moratorium, an isolated sub-sea mechanical issue that reduced other gas production flow in the Gulf area, the impact of a force majeure shut-down of a third-party fractionator which limited plant production deliveries into Overland Pass Pipeline and maintenance issues at our Echo Springs plant. These issues have all been resolved and production is currently flowing at normal levels. These unfavorable impacts are partially offset by a full quarter of production at Willow Creek, compared with start-up in 2009.
Perdido Norte
     Our Perdido Norte project, in the western deepwater of the Gulf of Mexico, began start-up of operations late in the first quarter of 2010. The project includes a 200 million cubic feet per day (MMcf/d) expansion of our onshore Markham gas processing facility and a total of 184 miles of deepwater oil and gas lines that expand the scale of our existing infrastructure. Shortly after an initial startup, production was suspended by the operator of the deepwater producing platforms during the second quarter to address facility issues and the third quarter was impacted by further delays and a mechanical issue that reduced the Boomvang gas production flow below 2009 levels. These issues have been resolved and both oil and gas production are currently flowing.
Impact of Gulf Oil Spill
     Our transportation and processing assets in the Gulf of Mexico were not significantly impacted by the Deepwater Horizon oil spill. Operations are normal at all facilities and we did not experience any operational or logistical issues that hindered the safety of our employees or facilities. The drilling moratorium, in force from May to October, in the Gulf of Mexico impacted our operations through production delays and is expected to reduce future volumes for the remainder of 2010 and more significantly in 2011. We estimate a $10 million unfavorable impact to segment profit in 2010. If impacted producers reduce their offshore or onshore capital growth plans, our expected future volumes will be reduced more significantly in the long term. While we continue to carefully monitor the events and business environment in the Gulf of Mexico for potential negative impacts, we also continue to pursue major expansion and growth opportunities in the Gulf of Mexico.

Management’s Discussion and Analysis (Continued)
Overland Pass Pipeline
     In September 2010, we completed the $424 million acquisition of an additional 49 percent ownership interest in OPPL, which increased our ownership interest to 50 percent. In 2006, we entered into an agreement to develop new pipeline capacity for transporting NGLs from production areas in the Rocky Mountain area to central Kansas. Our partner reimbursed us for the development costs we had incurred for the proposed pipeline and acquired 99 percent of the pipeline. We retained a 1 percent interest and the option to increase our ownership to 50 percent within two years of the pipeline becoming operational in November of 2008. As long as we retain a 50 percent ownership interest in OPPL, we have the right to become operator. We have notified our partner of our intent to do so and are currently working on an early 2011 transition. Work is also under way to determine optimal expansions to serve producers in the OPPL corridor. OPPL includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Joules Basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term shipping agreement.
Volatile commodity prices
     Average per-unit NGL margins in the nine months ending September 30, 2010, are significantly higher than the same period of 2009, benefiting from a period of increasing average NGL prices while abundant natural gas supplies limited the increase in natural gas prices. Benefits from favorable natural gas price differentials in the Rocky Mountain area have narrowed since the second quarter of 2009 such that our realized per-unit margins are only slightly greater than that of the industry benchmarks for natural gas processed in the Henry Hub area and for liquids fractionated and sold at Mont Belvieu, Texas.
     NGL margins are defined as NGL revenues less any applicable BTU replacement cost, plant fuel, and third-party transportation and fractionation. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants.

Management’s Discussion and Analysis (Continued)
Williams Pipeline Partners L.P.
     During the third quarter, WPZ consummated its merger with WMZ. As a result, WMZ is wholly owned by WPZ and is no longer publicly traded.
Mobile Bay South expansion project
     In May 2010, a compression facility in Alabama allowing natural gas pipeline transportation service to various southbound delivery points was placed into service. The cost of the project is estimated to be $32 million and increased capacity by 254 thousand dekatherms per day (Mdt/d).
Outlook for the Remainder of 2010
     The following factors could impact our business in 2010.
Commodity price changes
•	While our per-unit NGL margins have declined from the first quarter of 2010, we expect our average per-unit NGL margins in 2010 to be higher than our average per-unit margins in 2009 and our rolling five-year average per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude and natural gas prices are highly volatile and difficult to predict. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

•	As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 25 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink gas requirements for the remainder of 2010. The combined impact of these energy commodity derivatives will provide a margin on the hedged volumes of $64 million.
Gathering, processing, and NGL sales volumes
•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities. Our customers are generally large producers, and we have not experienced and do not anticipate an overall significant decline in volumes due to reduced drilling activity. However, if producers reduce their offshore or onshore capital growth plans, volumes will likely be reduced.

•	In our onshore businesses, we expect higher fee revenues, NGL volumes, depreciation expense and operating expenses in 2010 compared to 2009 as our Willow Creek facility moves into a full year of operation, and our expansion at Echo Springs ramps up in the fourth quarter of 2010. The Four Corners area is the only area where we have experienced declining volumes due to reduced drilling activities and the declines have been moderate due to the mature wells that make up the Four Corners production.

•	We expect our Perdido Norte expansion operations to contribute new fee revenues, NGL volumes, depreciation expense, and operating expenses in the fourth quarter of 2010. However, due to the previously discussed delays in the Perdido start-up and volume disruptions, and to lower volumes in other Gulf of Mexico areas due to natural declines, we expect 2010 fee revenues, NGL volumes, depreciation expense and operating expenses in our Gulf businesses to be moderately unfavorable to 2009.

Management’s Discussion and Analysis (Continued)
Expansion projects
     We expect to spend $1,860 million to $2,000 million in 2010 on capital projects and additional investments in partially owned equity investments, including our recently announced acquisition of Piceance basin gathering and processing assets currently held by Exploration & Production, of which $1,555 million to $1,695 million remains to be spent. The ongoing major expansion projects include:
     85 North
     An expansion of our existing natural gas transmission system from Alabama to various delivery points as far north as North Carolina. The cost of the project is estimated to be $240 million. Phase I service was placed into service in July 2010 and increased capacity by 90 Mdt/d. Phase II service is anticipated to begin in May 2011 and will increase capacity by 219 Mdt/d.
     Sundance Trail
     A 16-mile, 30-inch natural gas pipeline between our existing compressor stations in Wyoming. The project also includes an upgrade to our existing compressor station and is estimated to cost $56 million. The estimated in-service date is November 2010 and will increase capacity by 150 Mdt/d.
     Echo Springs
     Additional processing and NGL production capacities at our Echo Springs facility and related gathering system expansions in the Wamsutter area of Wyoming. Start-up operations of the fourth train at the Echo Springs facility are in process and we expect the additional capacity to be in service in the fourth quarter of 2010.
     Mobile Bay South II
     Additional compression facilities and modifications to existing facilities in Alabama allowing natural gas transportation service to various southbound delivery points. In July 2010 we received approval from the U.S. Federal Energy Regulatory Commission. Construction began in October 2010 and is estimated to cost $36 million. The estimated project in-service date is May 2011 and will increase capacity by 380 Mdt/d.
     Marcellus Shale
     A 33-mile natural gas gathering pipeline in the Marcellus Shale region, which we will construct and operate in conjunction with a long-term agreement with a significant producer. In order to pursue future opportunities, the project has been increased from a 20-inch diameter to a 24-inch diameter pipeline. Construction on the pipeline, which will deliver gas into the Transco pipeline, is expected to begin in the first quarter of 2011 and be completed during 2011.
     Laurel Mountain
     Additional capital to be invested within our Laurel Mountain Midstream, LLC (Laurel Mountain) equity investment to enable the rapid expansion of our gathering system including the initial stages of projects that will ultimately provide over 1.5 Bcf/d of gathering capacity and 1,400 miles of gathering lines, including 400 new miles of 6-inch to 24-inch diameter pipeline. Construction has begun on our Shamrock compressor station with an initial capacity of 60 MMcf/d, expandable to 350 MMcf/d, which will likely be the largest central delivery point out of the Laurel Mountain system. Laurel Mountain will also benefit from a joint venture transaction between its anchor customer and a third-party drilling partner, which we expect to provide the funding to accelerate the customer’s drilling plans and grow their leasehold position in the Marcellus Shale region dedicated to Laurel Mountain gathering services.
     We have several other proposed projects to meet customer demands in addition to the various in-progress expansion projects previously discussed. Subject to regulatory approvals, construction of some of these projects could begin in the remainder of 2010.

Management’s Discussion and Analysis (Continued)
Period-Over-Period Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Segment revenues	$1,291	$1,181	$4,116	$3,219

Segment profit	$343	$347	$1,103	$884

Three months ended September 30, 2010 vs. three months ended September 30, 2009
     The increase in segment revenues includes:
•	A $76 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are more than offset by similar changes in marketing purchases.

•	$18 million higher natural gas transportation imbalance settlements (offset in segment costs and expenses) and higher transportation revenue from expansion projects placed in service.

•	A $12 million increase in revenues associated with the production of NGLs reflecting an increase of $43 million associated with a 23 percent increase in average NGL, primarily non-ethane, per-unit sales prices, partially offset by a decrease of $31 million associated with 14 percent lower equity sales volumes.

•	A $5 million decrease in fee revenues primarily due to reduced fees from lower deepwater gathering and transportation volumes, partially offset by new fees for processing natural gas production at Willow Creek.
     The increase in segment costs and expenses of $108 million includes:
•	A $77 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes more than offset similar changes in marketing revenues.

•	$18 million higher natural gas transportation imbalance settlements (offset in segment revenues).

•	An $18 million increase in costs associated with the production of NGLs due primarily to a 40 percent increase in average natural gas prices, partially offset by an 11 percent decrease in gas volumes for BTU replacement cost and plant fuel.

•	A $7 million favorable change related to involuntary conversion gains due to insurance recoveries in excess of the carrying value of our Gulf assets which were damaged by Hurricane Ike in 2008, partially offset by the absence of $5 million involuntary conversion gains in 2009 due to insurance recoveries in excess of the carrying value of our Ignacio plant, which was damaged by a fire in 2007.
     The decrease in William Partners’ segment profit includes:
•	$6 million of lower NGL production margins reflecting lower equity volumes sold, partially offset by an improved energy commodity price environment in 2010 compared to 2009.

•	$6 million of lower equity earnings related to a $5 million decrease from Discovery Producer Services LLC (Discovery) primarily due to lower system gains and lower NGL revenues due to lower volumes.
     The net decrease also reflects a $13 million increase in segment profit related to increased natural gas pipeline transportation revenues associated with expansion projects placed in service.

Management’s Discussion and Analysis (Continued)
Nine months ended September 30, 2010 vs. nine months ended September 30, 2009
     The increase in segment revenues includes:
•	A $582 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are more than offset by similar changes in marketing purchases.

•	A $300 million increase in revenues associated with the production of NGLs reflecting an increase of $308 million associated with a 56 percent increase in average NGL per-unit sales prices.

•	A $13 million increase in transportation revenues associated with expansion projects placed into service in 2009.

•	A $10 million increase in fee revenues primarily due to new fees for processing natural gas production at Willow Creek, partially offset by reduced fees from lower deepwater gathering and transportation volumes.

•	A $9 million increase related to the sale of base gas from an abandoned storage field (offset in segment cost and expenses).

•	An $18 million decrease in natural gas pipeline transportation other service revenues due to reduced customer usage of our temporary natural gas loan and storage services and a $14 million decrease in revenues from lower natural gas pipeline transportation imbalance settlements in 2010 compared to 2009 (offset in segment costs and expenses).
     The increase in segment costs and expenses of $704 million includes:
•	A $604 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes more than offset similar changes in marketing revenues.

•	A $108 million increase in costs associated with the production of NGLs reflecting an increase of $105 million associated with a 44 percent increase in average natural gas prices.

•	An $18 million favorable change related to involuntary conversion gains due to insurance recoveries in excess of the carrying value of certain Gulf assets of $14 million and our Ignacio plant of $4 million.
     The increase in William Partners’ segment profit includes:
•	$192 million of higher NGL production margins reflecting an improved energy commodity price environment in 2010 compared to 2009.

•	$23 million of higher equity earnings related to a $13 million increase from Discovery primarily due to recovery from the impact of the 2008 hurricanes, new volumes from the Tahiti pipeline lateral expansion completed in 2009, higher processing margins and an $8 million increase from Aux Sable primarily due to higher processing margins.

•	A $14 million favorable change in involuntary conversion gains.

•	A $10 million increase in fee revenues.

•	A $22 million decrease in NGL and crude marketing margins primarily due to unfavorable changes in pricing while product was in transit in 2010 as compared to favorable changes in pricing while product was in transit in 2009.

•	An $18 million decrease in natural gas pipeline transportation other service revenues.

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
Overview of Nine Months Ended September 30, 2010
     Domestic production revenues for the first nine months of 2010 were higher than the first nine months of 2009 primarily due to higher net realized average prices on our natural gas production, partially offset by lower production volumes. Segment profit (loss) for the first nine months of 2010 includes approximately $1.7 billion in impairments of natural gas properties and goodwill (see further discussion below), while the first nine months of 2009 included expense of $32 million associated with contractual penalties from the early termination of drilling rig contracts. Highlights of the comparative periods, primarily related to our production activities, include:

	For the nine months ended September 30,
	2010	2009	% Change
Average daily domestic production (MMcfe)(1)	1,116	1,184	-6%
Average daily total production (MMcfe)	1,171	1,237	-5%
Domestic production net realized average price ($/Mcfe)(2)	$4.57	$4.11	+11%
Capital expenditures ($ millions)	$1,477	$1,004	+47%
Domestic production revenues ($ millions)	$1,611	$1,518	+6%
Segment revenues ($ millions)	$3,090	$2,664	+16%
Segment profit (loss) ($ millions)	$(1,354)	$290	*

*	Not meaningful due to change in signs.

(1)	MMcfe is equal to one million cubic feet of gas equivalent.

(2)	Mcfe is equal to one thousand cubic feet of gas equivalent. Net realized average prices include market prices, net of fuel and shrink and hedge gains and losses, less gathering and transportation expenses. The realized hedge gain per Mcfe was $0.72 and $1.55 for the nine months ended September 30, 2010 and 2009, respectively.
     During the second quarter of 2010, we entered into an agreement to acquire additional leasehold acreage positions and a 5 percent overriding royalty interest associated with these acreage positions. These acquisitions nearly double our acreage holdings in the Marcellus Shale and closed in July for $597 million, including closing adjustments. During 2010, we also spent a total of $102 million to acquire additional unproved leasehold acreage position in the Marcellus Shale.
     As a result of significant declines in forward natural gas prices during third quarter 2010, we performed an interim assessment of our capitalized costs related to property and goodwill. As a result of these assessments, we recorded a $503 million impairment charge related to the capitalized costs of our Barnett Shale properties and a $175 million impairment charge related to capitalized costs of acquired unproved reserves in the Piceance Highlands, which were acquired in 2008. Additionally, we fully impaired our goodwill in the amount of $1 billion. These impairments were based on our assessment of estimated future discounted cash flows and other information. See Notes 4 and 10 of Notes to Consolidated Financial Statements for a further discussion of the impairments.

Management’s Discussion and Analysis (Continued)
Outlook for the Remainder of 2010
     Our expectations and objectives for the remainder of the year include:
•	Continuation of our development drilling program in the Appalachian, Piceance, Fort Worth, Powder River, and San Juan basins. Our total remaining capital expenditures for 2010 are projected to be between $425 million and $625 million.

•	Annual average daily domestic production level consistent with 2009 volumes, with fourth quarter 2010 volumes likely to be higher than the prior year comparable period.
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
Commodity Price Risk Strategy
     To manage the commodity price risk and volatility of owning producing gas properties, we enter into derivative contracts for a portion of our future production. For the remainder of 2010, we have the following contracts for our daily domestic production, shown at weighted average volumes and basin-level weighted average prices:

	Remainder of 2010
		Price ($/Mcf)
	Volume	Floor-Ceiling for
	(MMcf/d)	Collars
Collar agreements – Rockies	100	$6.53 – $8.94
Collar agreements – San Juan	230	$5.75 – $7.84
Collar agreements – Mid-Continent	105	$5.37 – $7.41
Collar agreements – Southern California	45	$4.80 – $6.43
Collar agreements – Other	30	$5.66 – $6.89
NYMEX and basis fixed-price	120	$4.41
     The following is a summary of our agreements and contracts for daily production for the three and nine months ended September 30, 2010 and 2009:

	2010		2009
		Price ($/Mcf)		Price ($/Mcf)
	Volume	Floor-Ceiling for	Volume	Floor-Ceiling for
	(MMcf/d)	Collars	(MMcf/d)	Collars
Third Quarter:
Collars – Rockies	100	$6.53 – $8.94	150	$6.11 – $9.04
Collars – San Juan	230	$5.75 – $7.84	245	$6.58 – $9.62
Collars – Mid-Continent	105	$5.37 – $7.41	95	$7.08 – $9.73
Collars – Southern California	45	$4.80 – $6.43	—	—
Collars – Other	30	$5.66 – $6.89	—	—
NYMEX and basis fixed-price	120	$4.35	106	$3.59
Year-to-Date:
Collars – Rockies	100	$6.53 – $8.94	150	$6.11 – $9.04
Collars – San Juan	233	$5.74 – $7.82	245	$6.58 – $9.62
Collars – Mid-Continent	105	$5.37 – $7.41	95	$7.08 – $9.73
Collars – Southern California	45	$4.80 – $6.43	—	—
Collars – Other	27	$5.63 – $6.87	—	—
NYMEX and basis fixed-price	120	$4.39	106	$3.59

Management’s Discussion and Analysis (Continued)
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
Period-Over-Period Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Segment revenues:
Domestic production revenues	$530	$509	$1,611	$1,518
Gas management revenues	435	344	1,357	1,031
Net forward unrealized mark-to-market gains and ineffectiveness	16	—	25	9
Other revenues	31	26	97	106

Total segment revenues	$1,012	$879	$3,090	$2,664

Segment profit (loss)	$(1,603)	$100	$(1,354)	$290

Three months ended September 30, 2010 vs. three months ended September 30, 2009
     The increase in total segment revenues is primarily due to the following:
•	The increase in domestic production revenues is primarily due to a 5 percent increase in realized average prices including the effect of hedges, offset by a slight decrease in production volumes sold. Production revenues in 2010 and 2009 include approximately $46 million and $22 million, respectively, related to natural gas liquids and approximately $14 million and $11 million, respectively, related to condensate.

•	The increase in gas management revenues is primarily due to a 40 percent increase in average prices on physical natural gas sales partially offset by a 10 percent decrease in natural gas sales volumes. This is primarily related to gas sales associated with our transportation and storage contracts and is offset by a similar increase in segment costs and expenses.

•	The increase in net forward unrealized mark-to-market gains and ineffectiveness is primarily due to price movements favorable to our derivative positions executed to hedge the anticipated withdrawal of natural gas from storage.
     Total segment costs and expenses increased $1,837 million, primarily due to the following:
•	$1,681 million due to impairments to property and goodwill, as previously discussed.

•	$89 million increase in gas management expenses, primarily due to a 38 percent increase in average prices on physical natural gas purchases partially offset by a 10 percent decrease in natural gas purchase volumes. This increase is primarily related to the gas purchases associated with our previously discussed transportation and storage contracts and is substantially offset by a similar increase in segment revenues. Gas management expenses in 2010 and 2009 also include $10 million and $5 million, respectively, related to costs for unutilized pipeline capacity.

•	$23 million higher exploration expenses due to $15 million in exploratory dry hole costs associated with our Paradox basin and $8 million in higher unproved lease amortization and seismic costs.

Management’s Discussion and Analysis (Continued)
•	$17 million higher operating taxes primarily due to higher average market prices (excluding the impact of hedges).

•	$12 million higher depletion, depreciation and amortization expenses primarily due to a higher capitalized cost per unit in 2010 as compared to 2009 as a result of the decrease in proved reserves in fourth quarter 2009 due to the new SEC reserves reporting rules and the related price impact.

•	$11 million higher lease, facility and other operating expenses generally due to workovers, additional maintenance and employee related costs.

•	$9 million higher gathering, processing, and transportation expenses primarily as a result of the processing of natural gas liquids at Williams Partners’ Willow Creek plant, which began processing in August 2009.
     Partially offsetting the increased costs is $13 million of gains associated with sales of certain assets.
     The $1,703 million decrease in segment profit is primarily due to the impairments and other increases in segment costs and expenses, partially offset by a 5 percent increase in realized average domestic prices.
  Nine months ended September 30, 2010 vs. nine months ended September 30, 2009
     The increase in total segment revenues is primarily due to the following:
•	The increase in domestic production revenues reflects an increase of $181 million associated with a 13 percent increase in realized average prices including the effect of hedges, partially offset by a decrease of $87 million associated with a 6 percent decrease in production volumes sold. Production revenues in 2010 and 2009 include approximately $139 million and $45 million, respectively, related to natural gas liquids and approximately $39 million and $25 million, respectively, related to condensate.

•	The increase in gas management revenues is primarily due to an increase in physical natural gas revenue as a result of a 33 percent increase in average prices on physical natural gas sales, partially offset by a slight decrease in natural gas sales volumes. This is primarily related to gas sales associated with our transportation and storage contracts and is offset by a similar increase in segment costs and expenses.

•	The increase in net forward unrealized mark-to-market gains and ineffectiveness is primarily due to price movements favorable to our derivative positions executed to hedge the anticipated withdrawal of natural gas from storage.
     Partially offsetting the increased revenues is a $9 million decrease in other revenues, primarily due to the absence in 2010 of the 2009 recovery of certain royalty overpayments from prior years.
     Total segment costs and expenses increased $2,073 million, primarily due to the following:
•	$1,681 million due to impairments to property and goodwill, as previously discussed.
•	$323 million increase in gas management expenses, primarily due to a 30 percent increase in average prices on physical natural gas purchases, partially offset by a slight decrease in natural gas purchase volumes. This increase is primarily related to the gas purchases associated with our previously discussed transportation and storage contracts and is substantially offset by a similar increase in segment revenues. Gas management expenses in 2010 and 2009 include $35 million and $14 million, respectively, related to charges for unutilized pipeline capacity. In addition, a $7 million unfavorable adjustment was made in 2009 to the carrying value of natural gas in storage reflecting a decline in the price of natural gas in 2009.
•	$53 million higher operating taxes primarily due to higher average market prices, excluding the impact of hedges.
•	$32 million higher gathering, processing, and transportation expenses primarily as a result of the processing

Management’s Discussion and Analysis (Continued)
of natural gas liquids at Williams Partners’ Willow Creek plant, which began processing in August 2009.
•	$12 million higher depletion, depreciation and amortization expenses primarily due to a higher capitalized cost per unit in 2010 as compared to 2009 as a result of the decrease in proved reserves in fourth quarter 2009 due to the new SEC reserves reporting rules and the related price impact. The higher capitalized cost per unit was slightly offset by lower production volumes in 2010 as compared to 2009.
     Partially offsetting the increased costs are decreases due to the absence of $32 million of expenses in 2009 related to penalties from the early release of drilling rigs as previously discussed. Also, 2010 includes $13 million of gains associated with sales of certain assets.
     The $1,644 million decrease in segment profit is primarily due to the impairments, partially offset by a 13 percent increase in realized average domestic prices on production and the other previously discussed changes in segment revenues and segment costs and expenses.
Other
Overview of Nine Months Ended September 30, 2010
     Our Other segment primarily includes our Canadian midstream and domestic olefins operations and a 25.5 percent interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream), as well as corporate operations. Segment profit (loss) for the nine months ended September 30, 2010 has improved compared to the prior year primarily due to $97 million higher NGL and olefins production margins resulting from significantly higher average per-unit margins on lower volumes and the net impact of recognizing $43 million in gains on the Accroven investment in 2010 while recording a $75 million impairment charge on that investment in 2009.
     Significant events for 2010 include the following:
  Sale of Accroven
     In June 2010, we sold our 50 percent interest in Accroven to Petróleos de Venezuela S.A. (PDVSA) for $107 million. Of this amount, $13 million was received in cash at closing. Another $30 million was received in August 2010, and the remainder is due in six quarterly payments beginning October 31, 2010. Considering the deteriorating circumstances in Venezuela, we fully impaired our $75 million investment in Accroven in 2009. We are currently recognizing the resulting gain as cash is received.
  Completion of the Butylene/Butane Splitter facility in Canada
     The new butylene/butane splitter and hydro-treating facility was placed into service in August 2010. The butylene/butane splitter further fractionates the butylene/butane mix product produced at our Redwater fractionators near Edmonton, Alberta into separate butylene and butane products, which receive higher values and are in greater demand in the marketplace. The source of the product fractionated at Redwater is from our oil sands off-gas extraction facility near Fort McMurray, Alberta.
Outlook for the Remainder of 2010
     The following factors could impact our business in 2010.
  Commodity price changes
     We anticipate average per-unit margins for 2010 will increase over 2009 levels. Margins in our Canadian midstream and domestic olefins business are highly dependent upon continued demand within the global economy. NGL products are currently the preferred feedstock for ethylene and propylene production which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.

Management’s Discussion and Analysis (Continued)
  Allocation of capital to projects
     We expect to spend $150 million to $200 million in 2010 on capital projects. The major expansion projects include a 12-inch diameter pipeline in Canada, which will transport recovered natural gas liquids and olefins from our extraction plant in Fort McMurray to our Redwater fractionation facility. The pipeline will have sufficient capacity to transport additional recovered liquids in excess of those from our current agreements. Limited construction has begun and we anticipate an in-service date in 2012.
Period-Over-Period Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Segment revenues	$238	$222	$778	$550

Segment profit (loss)	$80	$31	$186	$(13)

  Three months ended September 30, 2010 vs. three months ended September 30, 2009
     Segment revenues increased primarily due to $43 million in higher NGL and olefins production revenues associated with higher average per-unit prices. The new butylene/butane splitter began producing and selling both butylene and butane in August 2010.
     Partially offsetting the increased revenues are decreases due to:
•	$18 million lower marketing revenues which resulted from significantly lower volumes, partially offset by general increases in energy commodity prices. The lower marketing revenues were offset by similar changes in marketing purchases described below.
•	$9 million decrease primarily due to 6 percent lower Gulf ethylene sales volumes, 20 percent lower Canadian propylene sales volumes resulting from 2010 plant compressor maintenance and 22 percent lower Canadian propane sales volumes.
     Segment costs and expenses decreased $4 million primarily due to:
•	$18 million decreased marketing purchases resulting from significantly lower volumes on higher per-unit purchases. The decreased marketing purchases offset similar changes in marketing revenues.
•	$7 million in reduced costs associated with the lower sales volumes described above.
     Partially offsetting the decreased costs are increases due to:
•	$16 million higher NGL and olefins production product costs resulting from higher average per-unit feedstock costs.
•	$5 million higher operating costs and general and administrative costs in our Canadian midstream and domestic olefins operations.
     The favorable change in segment profit (loss) is primarily due to a $30 million gain recognized in third-quarter 2010 and $25 million higher NGL and olefins production margins resulting from higher per-unit margins on lower ethylene, propylene and propane volumes.
  Nine months ended September 30, 2010 vs. nine months ended September 30, 2009
     Segment revenues increased primarily due to:

Management’s Discussion and Analysis (Continued)
•	$266 million higher NGL and olefins production revenues resulting from significantly higher average per-unit prices. The new butylene/butane splitter began producing and selling both butylene and butane in August 2010.
•	$14 million higher marketing revenues due to general increases in energy commodity prices on lower volumes. The higher marketing revenues were more than offset by similar changes in marketing purchases described below.
     Partially offsetting the increased revenues was a $51 million decrease from lower sales volumes primarily due to:
•	22 percent lower propylene volumes available for processing at our Gulf propylene splitter.
•	6 percent lower Gulf ethylene sales volumes.
•	21 percent lower Canadian NGL volumes resulting from operational issues at a third-party facility which provides our feedstock and from plant compressor maintenance.
•	22 percent lower Canadian propylene volumes resulting from operational issues at a third-party facility which provides our feedstock and from plant compressor maintenance.
     Segment costs and expenses increased $142 million primarily as a result of:
•	$159 million higher NGL and olefins production product costs resulting from higher average per-unit feedstock costs.
•	$17 million increased marketing purchases due to general increases in energy commodity prices on lower volumes. The increased marketing purchases more than offset similar changes in marketing revenues.
•	$6 million higher operating costs in our Canadian midstream and domestic olefins operations.
     Partially offsetting the increased costs are decreases due to:
•	$41 million of reduced product costs resulting from the lower sales volumes described above.
•	$6 million favorable customer settlement received in 2010.
     The favorable change in segment profit (loss) is primarily due to $97 million higher NGL and olefins production margins resulting from significantly higher average per-unit margins on lower volumes and the net impact of recognizing $43 million in gains on the Accroven investment in 2010 while recording a $75 million impairment charge on that investment in 2009.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Strategic Restructuring
     On February 17, 2010, we completed a strategic restructuring, which involved contributing a substantial majority of our domestic midstream and gas pipeline businesses into WPZ. We intend to hold our WPZ limited partner and general partner units for the long-term. As consideration for the asset contributions, we received proceeds from WPZ’s debt issuance of approximately $3.5 billion, less WPZ’s transaction fees and expenses and other post-closing adjustments, as well as 203 million WPZ Class C units, which received a prorated initial distribution and were then converted to regular common units on May 10, 2010. We also maintained our 2 percent general partner interest. WPZ assumed approximately $2 billion of existing debt associated with the gas pipeline assets. In connection with the restructuring, we retired $3 billion of our debt and paid $574 million in related premiums. These amounts, as well as other transaction costs, were primarily funded with the cash consideration we received from WPZ. As a result of our restructuring, we are better positioned to drive additional growth and pursue value-adding growth strategies. Our new structure is designed to lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions.
Outlook
     For 2010, we expect operating cash flows to be generally consistent with 2009 levels. Lower-than-expected energy commodity prices would be somewhat mitigated by certain of our cash flow streams that are substantially insulated from changes in commodity prices as follows:
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
     We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, and debt payments while maintaining a sufficient level of liquidity. In particular, we note the following assumptions for the year:
•	We expect to maintain consolidated liquidity of at least $1 billion from cash and cash equivalents and unused revolving credit facilities.
•	We expect to fund capital and investment expenditures, debt payments, dividends, and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, utilization of our revolving credit facilities, and proceeds from debt issuances and sales of equity securities as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $2.4 billion and $2.7 billion in 2010.
•	We expect capital and investment expenditures to total between $3.425 billion and $3.825 billion in 2010. Of this total, a significant portion of Williams Partners’ expected expenditures of $1.375 billion to $1.545 billion (excluding the announced acquisition of Piceance basin gathering and processing assets from Exploration & Production) are considered nondiscretionary to meet legal, regulatory, and/or contractual requirements or to fund committed growth projects. Exploration & Production’s expected expenditures of $1.9 billion to $2.1 billion are considered primarily discretionary. See Results of Operations — Segments, Williams Partners and Exploration & Production for discussions describing the general nature of these expenditures.
     Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:
•	Lower than expected levels of cash flow from operations;

•	Sustained reductions in energy commodity prices from the range of current expectations.

Management’s Discussion and Analysis (Continued)
Liquidity
     Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2010. Our internal and external sources of consolidated liquidity include cash generated from our operations, cash and cash equivalents on hand, and our credit facilities. Additional sources of liquidity, if needed, include bank financings, proceeds from the issuance of long-term debt and equity securities, and proceeds from asset sales. These sources are available to us at the parent level and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances from WPZ. WPZ is expected to be self-funding through its cash flows from operations, use of its credit facility, and its access to capital markets. Cash held by WPZ is available to us through distributions in accordance with the partnership agreement. Our ability to raise funds in the capital markets will be impacted by our financial condition, interest rates, market conditions, and industry conditions.

		September 30, 2010
Available Liquidity	Expiration	WPZ	WMB		Total
		(Millions)
Cash and cash equivalents		$92	$923	(1)	$1,015
Available capacity under our unsecured revolving and letter of credit facilities:
$700 million facilities (2)	October 1, 2010		—		—
$900 million facility (3)	May 1, 2012		827		827
Capacity available to Williams Partners L.P. under its $1.75 billion senior unsecured credit facility (3)	February 17, 2013	1,750			1,750

		$1,842	$1,750		$3,592

(1)	Cash and cash equivalents includes $32 million of funds received from third parties as collateral. The obligation for these amounts is reported as accrued liabilities on the Consolidated Balance Sheet. Also included is $490 million of cash and cash equivalents that is being utilized by certain subsidiary and international operations. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.

(2)	These facilities were originated primarily in support of our former power business. At September 30, 2010, we are in compliance with the financial covenants associated with these credit facilities.

(3)	At September 30, 2010, we are in compliance with the financial covenants associated with these credit facilities. See Note 9 of Notes to Consolidated Financial Statements.
     In addition to the credit facilities listed above, we have issued letters of credit totaling $50 million as of September 30, 2010 under certain bilateral agreements.
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
     Exploration & Production has an unsecured credit agreement with certain banks that, so long as certain conditions are met, serves to reduce our use of cash and other credit facilities for margin requirements related to our hedging activities as well as lower transaction fees. In July 2010, the agreement term was extended from December 2013 to December 2015. The impairments of goodwill, natural gas producing properties and acquired unproved reserves recorded by our Exploration & Production segment in the third quarter of 2010 (see Notes 4 and 10 of Notes to Consolidated Financial Statements) will not impact our ability to utilize Exploration & Production’s credit agreement to facilitate hedging our future natural gas production.

Management’s Discussion and Analysis (Continued)
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
     Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of September 30, 2010, we estimate that a downgrade to a rating below investment grade for WMB or WPZ would require us to post up to $516 million or $60 million, respectively, in additional collateral with third parties.
Sources (Uses) of Cash

	Nine months ended September 30,
	2010	2009
	(Millions)
Net cash provided (used) by:
Operating activities	$1,941	$1,758
Financing activities	(321)	261
Investing activities	(2,472)	(1,818)

Increase (decrease) in cash and cash equivalents	$(852)	$201

Management’s Discussion and Analysis (Continued)
  Operating activities
     Our net cash provided by operating activities for the nine months ended September 30, 2010, increased from the same period in 2009 primarily due to the improvement in the energy commodity price environment in the first nine months of 2010 as compared to the first nine months of 2009.
  Financing activities
Significant transactions include:
•	$430 million received in revolver borrowings from WPZ’s $1.75 billion unsecured credit facility primarily used to fund our increased ownership in OPPL, a transaction that closed in September 2010;
•	$380 million received from WPZ’s September 2010 equity offering used to reduce WPZ’s revolver borrowings mentioned above;
•	$3.491 billion received by WPZ in February 2010 from the issuance of $3.5 billion of senior unsecured notes related to our previously discussed restructuring (see Note 9 of Notes to Consolidated Financial Statements);
•	$3 billion of senior unsecured notes retired in February 2010 and $574 million paid in associated premiums utilizing proceeds from the $3.5 billion debt issuance (see Note 9 of Notes to Consolidated Financial Statements);
•	$250 million received from revolver borrowings on WPZ’s $1.75 billion unsecured credit facility in February 2010 to repay a term loan. As of September 30, 2010, no loans are outstanding on this credit facility (see Note 9 of Notes to Consolidated Financial Statements);
•	$595 million net cash received in 2009 from the issuance of $600 million aggregate principal amount of 8.75 percent senior unsecured notes due 2020 to fund general corporate expenses and capital expenditures.
  Investing activities
Significant transactions include:
•	$424 million cash payment for WPZ’s September 2010 acquisition of an increased interest in OPPL (see Results of Operations — Segments, Williams Partners);
•	Capital expenditures totaled $2,111 million and $1,829 million for 2010 and 2009, respectively. Included is approximately $597 million, including closing adjustments, related to Exploration & Production’s acquisition in the Marcellus Shale in July 2010 (see Results of Operations — Segments, Exploration & Production);
•	$148 million of cash received in 2009 as a distribution from Gulfstream following its debt offering;

•	$100 million cash payment in 2009 for our 51 percent ownership in the joint venture Laurel Mountain.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2010. (See Note 9 of Notes to Consolidated Financial Statements.)
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
Trading
     Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net liability of $1 million at September 30, 2010. The value at risk for contracts held for trading purposes was less than $1 million at September 30, 2010 and December 31, 2009.
Nontrading
     Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment	Commodity Price Risk Exposure
Williams Partners	• Natural gas purchases
• NGL sales

Exploration & Production	• Natural gas purchases and sales

Other	• NGL purchases

The fair value of our nontrading derivatives was a net asset of $415 million at September 30, 2010.
     The value at risk for derivative contracts held for nontrading purposes was $24 million at September 30, 2010, and $34 million at December 31, 2009.
     Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net asset value of $417 million as of September 30, 2010. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

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
Third-Quarter 2010 Changes in Internal Controls
     In the third quarter, our Williams Partners business segment completed the first phase of implementing a new measurement system for use in its midstream business. The implementation will be completed in the fourth quarter.
     Other than described above, there have been no changes during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.
     In July 2010, federal legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act) was enacted. The Act provides for new statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Among other things, the Act provides for the creation of position limits for certain derivatives transactions, as well as requiring certain transactions to be cleared on exchanges for which cash collateral will be required. The final impact of the Act on our hedging activities is uncertain at this time due to the requirement that the SEC and the Commodities Futures Trading Commission (CFTC) promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. These new rules and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts or reduce the availability of derivatives. Although we believe the derivative contracts that we enter into should not be impacted by position limits and should be exempt from the requirement to clear transactions through a central exchange or to post collateral, the impact upon our businesses will depend on the outcome of the implementing regulations adopted by the CFTC.
     Depending on the rules and definitions adopted by the CFTC, we might in the future be required to provide cash collateral for our commodities hedging transactions under circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures. A requirement to post cash collateral could therefore reduce our ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

Item 6. Exhibits

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 10.1	—	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as Administrative Agent. (1)

Exhibit 10.2	—	Credit Agreement dated as of May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers and Citibank, N.A., as Administrative Agent. (1)

Exhibit 10.3	—	Credit Agreement dated February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners. (1)

Exhibit 10.4	—	First Amendment dated March 30, 2007 to Credit Agreement dated February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners. (1)

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.(1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit 101.INS	—	XBRL Instance Document.(2)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.(2)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.(2)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.(2)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.(2)

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.(2)

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC. (Registrant)
/s/ Ted T. Timmermans
Ted T. Timmermans
Controller (Duly Authorized Officer and Principal Accounting Officer)

October 28, 2010

EXHIBIT INDEX

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 10.1	—	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as Administrative Agent. (1)

Exhibit 10.2	—	Credit Agreement dated as of May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers and Citibank, N.A., as Administrative Agent. (1)

Exhibit 10.3	—	Credit Agreement dated February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners. (1)

Exhibit 10.4	—	First Amendment dated March 30, 2007 to Credit Agreement dated February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners. (1)

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.(1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit 101.INS	—	XBRL Instance Document.(2)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.(2)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.(2)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.(2)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.(2)

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.(2)

(1)	Filed herewith.

(2)	Furnished herewith.