Form 10-K
period 2010-12-31
WILLIAMS COMPANIES INC
filed 2011-02-25
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $10,683,141,499.

The number of shares outstanding of the registrant’s common stock outstanding at February 21, 2011 was 586,207,919.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be held on May 19, 2011, are incorporated into Part III, as specifically set forth in Part III.

THE WILLIAMS COMPANIES, INC.
FORM 10-K

i

DEFINITIONS

We use the following oil and gas measurements in this report:

Barrel — means one barrel of petroleum products that equals 42 U.S. gallons.

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

MMboe — means one million barrels of oil equivalent.

MMBtu — means one million Btus.

MMBtu/d — means one million Btus per day.

MMcf — means one million cubic feet.

MMcf/d — means one million cubic feet per day.

MMcfe — means one million cubic feet of gas equivalent using the ratio of one barrel of oil or condensate to six thousand cubic feet of natural gas.

MMdt — means one million dekatherms or approximately one trillion BTUs.

MMdt/d — means one million dekatherms per day.

TBtu — means one trillion BTUs.

Other definitions:

FERC — means Federal Energy Regulatory Commission.

Fractionation — means the process by which a mixed stream of natural gas liquids is separated into its constituent products, such as ethane, propane and butane.

LNG — means liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures.

NGL — means natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels and gasoline additives, among other applications.

NGL margins — means NGL revenues less Btu replacement cost, plant fuel, transportation and fractionation.

Throughput — means the volume of product transported or passing through a pipeline, plant, terminal or other facility.

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

Our Internet website is http://www.williams.com. We make available free of charge through the Investor tab of our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Ethics for Senior Officers, Board committee charters and the Williams Code of Business Conduct are also available on our Internet website. We will also provide, free of charge, a copy of any of our corporate documents listed above upon written request to our Corporate Secretary, One Williams Center, Suite 4700, Tulsa, Oklahoma 74172.

GENERAL

We are primarily an integrated natural gas company originally incorporated under the laws of the state of Nevada in 1949 and reincorporated under the laws of the state of Delaware in 1987. We were founded in 1908 when two Williams brothers began a construction company in Fort Smith, Arkansas. Today, we primarily find, produce, gather, process and transport natural gas. Our operations are concentrated in the Pacific Northwest, Rocky Mountains, Gulf Coast, Eastern Seaboard, and the province of Alberta in Canada.

Our principal executive offices are located at One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 918-573-2000.

CHANGE IN STRUCTURE AND DIVIDEND INCREASE

On February 16, 2011, we announced that our Board of Directors approved pursuing a plan to separate the company into two standalone, publicly traded corporations. The plan calls for the separation of our exploration and production business into a publicly traded company via an initial public offering of up to 20 percent of our interest in the third quarter of 2011. We intend to complete the offering so that it preserves our ability to complete a tax-free spinoff of our remaining ownership in the exploration and production business to Williams’ shareholders in 2012, after which Williams would continue as a premier natural gas infrastructure company. We retain the discretion to determine whether and when to execute the spinoff.

Additionally, we intend to increase the quarterly dividend paid to our shareholders, with an initial increase of 60 percent (to $0.20 per share), for the first quarter of 2011 payable in June 2011.

Management believes these actions will serve to enhance the growth potential and overall valuation of our assets.

FINANCIAL INFORMATION ABOUT SEGMENTS

See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18” for information with respect to each segment’s revenues, profits or losses and total assets.

BUSINESS SEGMENTS

Substantially all our operations are conducted through our subsidiaries. To achieve organizational and operating efficiencies, our activities in 2010 were primarily operated through the following business segments:

•	Williams Partners — comprised of our master limited partnership Williams Partners L.P. (WPZ), which includes gas pipeline and domestic midstream businesses. The gas pipeline business includes interstate natural gas pipelines and pipeline joint venture investments, and the midstream business provides natural gas gathering, treating and processing services; NGL production, fractionation, storage, marketing and transportation; deepwater production handling and crude oil transportation services and is comprised of several wholly owned and partially owned subsidiaries and joint venture investments.

•	Exploration & Production — produces, develops, and manages natural gas and oil primarily located in the Rocky Mountain, Northeast and Mid-Continent regions of the United States and is comprised of several wholly owned and partially owned subsidiaries including Williams Production Company, LLC and Williams Production RMT Company, LLC. This segment also includes our 69 percent equity interest in Apco Oil and Gas International Inc., as well as gas marketing services which manage our natural gas commodity risk through purchases, sales and other related transactions, under our wholly owned subsidiary Williams Gas Marketing, Inc.

•	Other — includes other business activities that are not operating segments, primarily our Canadian midstream and domestic olefins operations and a 25.5 percent interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream), as well as corporate operations.

This report is organized to reflect this structure.

Due to expected future growth in our Canadian midstream and domestic olefins operations, we are considering reporting these businesses as a separate segment beginning in the first quarter of 2011.

Detailed discussion of each of our business segments follows.

Williams Partners

Gas Pipeline Business

Williams Partners owns and operates a combined total of approximately 13,900 miles of pipelines with a total annual throughput of approximately 2,800 TBtu of natural gas and peak-day delivery capacity of approximately 13 MMdt of natural gas. Our gas pipeline businesses consist primarily of Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline GP (Northwest Pipeline). Our gas pipeline business also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 24.5 percent interest in Gulfstream. The gas pipeline businesses contributed revenues of approximately 28 percent, 35 percent and 28 percent of Williams Partners’ revenues in 2010, 2009, and 2008, respectively. During third quarter 2010, Williams Partners L.P. completed a merger with Williams Pipeline Partners L.P. (WMZ). All of WMZ’s common and subordinated units have been extinguished and WMZ is wholly owned by Williams Partners. WMZ has been delisted and is no longer publicly traded.

Transco

Transco is an interstate natural gas transportation company that owns and operates a 10,000-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi and the offshore Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and 11 southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, Washington, D.C., New York, New Jersey and Pennsylvania.

Pipeline system and customers

At December 31, 2010, Transco’s system had a mainline delivery capacity of approximately 4.9 MMdt of natural gas per day from its production areas to its primary markets. Using its Leidy Line along with market-area storage and transportation capacity, Transco can deliver an additional 3.9 MMdt of natural gas per day for a system-wide delivery capacity total of approximately 8.8 MMdt of natural gas per day. Transco’s system includes 45 compressor stations, four underground storage fields, and an LNG storage facility. Compression facilities at sea level-rated capacity total approximately 1.5 million horsepower.

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

Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that it owns and operates. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 billion cubic feet of gas. At December 31, 2010, our customers had stored in our facilities approximately 154 Bcf of natural gas. In addition, wholly owned subsidiaries of Transco operate and hold a 35 percent ownership interest in Pine Needle LNG Company, LLC, a LNG storage facility with 4 billion cubic feet of storage capacity. Storage capacity permits Transco’s customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

Transco expansion projects

The pipeline projects listed below were completed during 2010 or are future significant pipeline projects for which Transco has customer commitments.

Mobile Bay South

The Mobile Bay South Expansion Project involved the addition of compression at Transco’s Station 85 in Choctaw County, Alabama, to allow Transco to provide firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. In May 2009, Transco received approval from the Federal Energy Regulatory Commission (FERC). The capital cost of the project was $32 million. The project was placed into service in May 2010 and increased capacity by 254 Mdt/d.

Mobile Bay South II

The Mobile Bay South II Expansion Project involves the addition of compression at Transco’s Station 85 in Choctaw County, Alabama, and modifications to existing facilities at Transco’s Station 83 in Mobile County, Alabama, to allow Transco to provide additional firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. In July 2010 Transco received approval from the FERC. The capital cost of the project is estimated to be approximately $35 million, and it will increase capacity by 380 Mdt/d. Transco plans to place the project into service by May 2011.

85 North

The 85 North Expansion Project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in Choctaw County, Alabama, to various delivery points as far north as North Carolina. In September 2009, Transco received approval from the FERC. The capital cost of the project is estimated to be approximately $236 million, and it will increase capacity by 309 Mdt/d. The first phase for 90 Mdt/d, was placed into service in July 2010, and the second phase is expected to be placed into service in May 2011.

Mid-South

The Mid-South Expansion Project involves an expansion of Transco’s mainline from Station 85 in Choctaw County, Alabama, to markets as far downstream as North Carolina. In October 2010 Transco filed an application with the FERC. The capital cost of the project is estimated to be approximately $219 million. Transco plans to place the project into service in phases in September 2012 and June 2013, and it will increase capacity by 225 Mdt/d.

Mid-Atlantic Connector Project

The Mid-Atlantic Connector Project involves an expansion of Transco’s mainline from an existing interconnection in North Carolina to markets as far downstream as Maryland. In November 2010 Transco filed an application with the FERC. The capital cost of the project is estimated to be approximately $55 million. Transco plans to place the project into service in November 2012, and it will increase capacity by 142 Mdt/d.

Rockaway Delivery Lateral Project

The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to a distribution system in New York. Transco anticipates filing an application with the FERC in the fourth quarter of 2011. The capital cost of the project is estimated to be approximately $159 million. Transco plans to place the project into service as early as November 2013, and its capacity will be 647 Mdt/d.

Northeast Supply Link Project

The Northeast Supply Link Project involves an expansion of Transco’s existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. Transco anticipates filing an application with the FERC in the fourth quarter of 2011. The capital cost of the project is estimated to be approximately $341 million. Transco plans to place the project into service in November 2013, and it will increase capacity by 250 Mdt/d.

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

Pipeline system and customers

At December 31, 2010, Northwest Pipeline’s system, having long-term firm transportation agreements including peaking service of approximately 3.8 Bcf of natural gas per day, was composed of approximately 3,900 miles of mainline and lateral transmission pipelines and 41 transmission compressor stations having a combined sea level-rated capacity of approximately 477,000 horsepower.

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

Northwest Pipeline owns a one-third interest in the Jackson Prairie underground storage facility in Washington and contracts with a third party for storage service in the Clay basin underground field in Utah. Northwest Pipeline also owns and operates an LNG storage facility in Washington. These storage facilities have an aggregate working gas storage capacity of 13.2 Bcf of natural gas, which is substantially utilized for third-party natural gas, and firm delivery capability of approximately 700 MMcf/d enable Northwest Pipeline to provide storage services to its customers and to balance daily receipts and deliveries.

Northwest Pipeline expansion project

Sundance Trail

In November 2009, we received approval from the FERC to construct approximately 16 miles of 30-inch pipeline between our existing compressor stations in Wyoming as well as an upgrade to an existing Vernal, Utah compressor station. The total estimated cost of the project is approximately $50 million. We placed the project in service in November 2010 with an increase in capacity of 150 Mdt/d.

Gulfstream

Gulfstream is a natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. Williams Partners owns, through a subsidiary, a 24.5 percent interest in Gulfstream while we own a 25.5 percent interest through a subsidiary. Spectra Energy Corporation, through its subsidiary, and Spectra Energy Partners, LP, own the additional 50 percent interest. Williams Partners shares operating responsibilities for Gulfstream with Spectra Energy Corporation.

Gulfstream expansion projects

The Gulfstream Phase V expansion involves the addition of compression to provide 35 Mdt/d of firm capacity by April 2011. The estimated capital cost of this expansion is approximately $44 million with Williams Partners’ share being 24.5 percent of such cost.

Midstream Business

Williams Partners’ midstream business, one of the nation’s largest natural gas gatherers and processors, has primary service areas concentrated in major producing basins in Colorado, New Mexico, Wyoming, the Gulf of Mexico and Pennsylvania. The primary businesses — natural gas gathering, treating, and processing; NGL fractionation, storage and transportation; and oil transportation — fall within the middle of the process of taking raw natural gas and crude oil from the producing fields to the consumer.

Key variables for this business will continue to be:

•	Retaining and attracting customers by continuing to provide reliable services;

•	Revenue growth associated with additional infrastructure either completed or currently under construction;

•	Disciplined growth in core service areas and new step-out areas;

•	Prices impacting commodity-based processing activities.

The midstream business revenue contributed approximately 72 percent, 66 percent and 72 percent of Williams Partners’ revenues in 2010, 2009 and 2008, respectively.

One of our midstream customers, ONEOK Hydrocarbon LP, accounted for 10 percent of our consolidated revenues in 2010. These revenues were generated by our NGL marketing business. There were no customers for which our sales exceeded 10 percent of our consolidated revenues in 2009 and 2008.

Gathering, processing and treating

Williams Partners’ gathering systems receive natural gas from producers’ oil and natural gas wells and gather these volumes to gas processing, treating or redelivery facilities. Typically, natural gas, in its raw form, is not acceptable for transportation in major interstate natural gas pipelines or for commercial use as a fuel. In addition, natural gas contains various amounts of NGLs, which generally have a higher value when separated from the natural gas stream. Processing and treating plants remove water vapor, carbon dioxide and other contaminants and extract the NGLs. NGL products include:

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

Although a significant portion of Williams Partners’ gas processing services are performed for a volumetric-based fee, a portion of our gas processing agreements are commodity-based and include two distinct types of commodity exposure. The first type includes “keep-whole” processing agreements whereby we own the rights to the value from NGLs recovered at our plants and we have the obligation to replace the lost heating value with natural gas. Under these agreements, we are exposed to the spread between NGL prices and natural gas prices. The second type consists of “percent-of-liquids” agreements whereby we receive a portion of the extracted liquids with no direct exposure to the price of natural gas. Under these agreements, we are only exposed to NGL price movements. NGLs we retain in connection with both of these types of processing agreements are referred to as our equity NGL production. Our gathering and processing agreements have terms ranging from month-to-month to the life of the producing lease. Generally, our gathering and processing agreements are long-term agreements.

Williams Partners’ gas gathering and processing customers are generally natural gas producers who have proved and/or producing natural gas fields in the areas surrounding its infrastructure. During 2010, these operations gathered and processed gas for approximately 215 gas gathering and processing customers. Williams Partners’ top 6 gathering and processing customers, one of which is an affiliate, accounted for approximately 50 percent of our gathering and processing revenue.

In addition to natural gas assets, Williams Partners owns and operates four deepwater crude oil pipelines and owns two production platforms serving the deepwater in the Gulf of Mexico. The crude oil transportation revenues are typically volumetric-based fee arrangements. However, a portion of its marketing revenues are recognized from purchase and sale arrangements whereby the oil that Williams Partners transports is purchased and sold as a function of the same index-based price. Williams Partners’ offshore floating production platforms provide centralized services to deepwater producers such as compression, separation, production handling, water removal and pipeline landings. Revenue sources have historically included a combination of fixed-fee, volumetric-based fee and cost reimbursement arrangements. Fixed fees associated with the resident production at our Devils Tower facility are recognized on a units-of-production basis.

Geographically, the midstream natural gas assets are positioned to maximize commercial and operational synergies with our other assets. For example, most of the offshore gathering and processing assets attach and process or condition natural gas supplies delivered to the Transco pipeline. Also, the gathering and processing facilities in the San Juan and Piceance basins handle approximately 92 percent of our Exploration & Production segment’s equity production in these basins. The San Juan basin, southwest Wyoming and Willow Creek systems deliver residue gas volumes into Northwest Pipeline’s interstate system in addition to third-party interstate systems.

Onshore region gathering, processing and treating

Williams Partners owns and/or operates gas gathering, processing and treating assets within the states of Wyoming, Colorado, New Mexico and Pennsylvania.

In the Rocky Mountain area, the assets include:

•	Approximately 3,500 miles of gathering pipelines with a capacity of nearly 1 Bcf/d and over 4,000 receipt points serving the Wamsutter and southwest Wyoming areas in Wyoming;

•	Opal and Echo Springs processing plants with a combined daily inlet capacity of over 2.2 Bcf/d and NGL processing capacity of nearly 125 Mbbls/d, including the addition of a fourth cryogenic processing train at the Echo Springs plant which began processing in the fourth quarter of 2010.

In the Four Corners area, the assets include:

•	Approximately 3,800 miles of gathering pipelines with a capacity of nearly 2 Bcf/d and approximately 6,500 receipt points serving the San Juan basin in New Mexico and Colorado;

•	Ignacio, Kutz and Lybrook processing plants with a combined daily inlet capacity of 765 MMcf/d and NGL processing capacity of approximately 40 Mbbls/d. The Ignacio plant also has the capacity to produce slightly more than 1 Mbbls/d of liquefied natural gas (LNG);

•	Milagro and Esperanza natural gas treating plants, which remove carbon dioxide but do not extract NGLs, with a combined daily inlet capacity of 750 MMcf/d. At our Milagro facility, we also use gas-driven turbines to produce approximately 60 mega-watts per day of electricity which we primarily sell into the local electrical grid.

In the Piceance basin in Colorado, the assets include:

•	The Willow Creek processing plant, a 450 MMcf/d cryogenic natural gas processing plant in western Colorado’s Piceance basin, designed to recover 30 Mbbls/d of NGLs. The plant is currently operating at its designed inlet capacity. In the current processing arrangement with our Exploration & Production segment, Williams Partners receives a volumetric-based processing fee and a percent of the NGLs extracted.

•	Approximately 150 miles of gathering pipeline and the Parachute Plant Complex along with three other treating facilities with a combined processing capacity of 1.2 Bcf/d, acquired in the fourth quarter of 2010 from Exploration & Production.

•	Parachute Lateral, a 38-mile, 30-inch diameter line transporting gas from the Parachute area to the Greasewood hub and White River hub in northwest Colorado. The Willow Creek plant processes gas flowing through the Parachute Lateral.

•	PGX pipeline delivering NGLs from our Exploration & Production segment’s existing Parachute area processing plants to a major NGL transportation pipeline system.

In the Appalachian basin in Pennsylvania, the assets include:

•	Approximately 75 miles of gathering pipelines and two compressor stations in Susquehanna County, Pennsylvania in the Marcellus Shale, acquired in the fourth quarter of 2010. Williams Partners has agreed to a new long-term dedicated gathering agreement with the seller for its production in the northeast Pennsylvania area of the Marcellus Shale. The acquired system will connect into the Transco pipeline with our 33-mile, 24-inch diameter Springville gathering pipeline. Construction on the Springville pipeline is expected to begin in the first quarter of 2011 and be completed during 2011.

Gulf region gathering, processing and treating

Williams Partners’ owns and/or operates gas gathering and processing assets and crude oil pipelines primarily within the onshore and offshore shelf and deepwater areas in and around the Gulf Coast states of Texas, Louisiana, Mississippi, and Alabama. This includes:

•	Nearly 800 miles of onshore and offshore natural gas gathering pipelines with a combined capacity of approximately 3.7 Bcf/d, including:

•	The 115-mile deepwater Seahawk gas pipeline in the western Gulf of Mexico, flowing into the Markham processing plant and serving the Boomvang and Nansen field areas;

•	The 105-mile deepwater Perdido Norte gas pipeline in the western Gulf of Mexico, which began transporting gas in the third quarter of 2010 from a third-party producers’ floating production facility in to the Seahawk gathering system, which flows into Williams Partners’ Markham processing plant;

•	The 139-mile Canyon Chief gas pipeline, including the Blind Faith extension in the eastern Gulf of Mexico, flowing into the Mobile Bay processing plant and serving the Devils Tower, Triton, Goldfinger, Bass Lite and Blind Faith fields;

•	Mobile Bay and Markham processing plants with a combined daily inlet capacity of 1.2 Bcf/d and NGL handling capacity of 75 Mbbls/d, including the 2010 expansion of the Markham plant to accommodate production volumes from the Perdido Norte gas pipeline;

•	Canyon Station production platform, which brings natural gas to specifications allowable by major interstate pipelines but does not extract NGLs, with a daily inlet capacity of 500 MMcf/d;

•	Four deepwater crude oil pipelines with a combined length of nearly 400 miles and capacity of 475 Mbbls/d including:

•	BANJO pipeline running parallel to the Seahawk gas pipeline delivering production from two producer-owned spar-type floating production systems; and delivering production to the shallow-water platform at Galveston Area Block A244 (GA-A244) and then onshore through the Hoover Offshore Oil Pipeline System (HOOPS);

•	Perdido Norte pipeline running parallel to the Perdido Norte gas pipeline which began transporting oil in the third quarter of 2010 from a third-party producers’ floating production facility and then onshore through HOOPS;

•	Alpine pipeline in the central Gulf of Mexico, serving the Gunnison field, and delivering production to GA-A244 and then onshore through HOOPS under a joint tariff agreement;

•	Mountaineer pipeline, including the Blind Faith extension, which connects to similar production sources as our Canyon Chief pipeline, ultimately delivering production to a terminal in Plaquemines Parish, Louisiana;

•	Devils Tower production platform located in Mississippi Canyon Block 773, approximately 150 miles south-southwest of Mobile, Alabama and serving production from the Devils Tower, Triton, Goldfinger and Bass Lite fields. Located in 5,610 feet of water, it is one of the world’s deepest dry tree spars. The platform, which is operated by another party, is capable of handling 210 MMcf/d of natural gas and 60 Mbbls/d of oil.

NGL marketing services

In addition to Williams Partners’ gathering and processing operations, we market NGL products to a wide range of users in the energy and petrochemical industries. The NGL marketing business transports and markets equity NGLs from the production at its processing plants, and also markets NGLs on behalf of third-party NGL producers, including some of its fee-based processing customers, and the NGL volumes owned by Discovery Producer Services LLC (Discovery). The NGL marketing business bears the risk of price changes in these NGL volumes while they are being transported to final sales delivery points. In order to meet sales contract obligations, Williams Partners may purchase products in the spot market for resale. The majority of sales are based on supply contracts of one year or less in duration.

Other Partially Owned Operations

Fractionation and Storage

Williams Partners owns interests in and/or operates NGL fractionation and storage assets. These assets include a 50 percent interest in an NGL fractionation facility near Conway, Kansas with capacity of slightly more than 100 Mbbls/d and a 31.45 percent interest in another fractionation facility in Baton Rouge, Louisiana with a capacity of 60 Mbbls/d. Williams Partners also fully owns approximately 20 million barrels of NGL storage capacity in central Kansas near Conway.

Overland Pass Pipeline

In September 2010, Williams Partners completed the $424 million acquisition of an additional 49 percent ownership interest in Overland Pass Pipeline (OPPL), which increased our ownership interest to 50 percent. As long as we retain a 50 percent ownership interest in OPPL, we have the right to become operator. We have notified our partner of our intent to operate and are currently working on an early 2011 transition. OPPL includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Joules basins in Colorado, respectively. Williams Partners’ equity NGL volumes from our two Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term shipping agreement.

Discovery

Williams Partners owns a 60 percent equity interest in and operates the facilities of Discovery. Discovery’s assets include a 600 MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a 32 Mbbls/d NGL fractionator plant near Paradis, Louisiana and an offshore natural gas gathering and transportation system in the Gulf of Mexico.

Laurel Mountain

Williams Partners owns a 51 percent interest in a joint venture, Laurel Mountain Midstream LLC (Laurel Mountain), in the Marcellus Shale located in western Pennsylvania. Laurel Mountain’s assets, which we operate, include a gathering system of approximately 1,000 miles of pipeline with a fourth quarter 2010 average throughput of approximately 125 MMcf/d. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with some exposure to natural gas prices, to gather the production of its joint venture partner’s production in the northeast Pennsylvania area of the Marcellus Shale. Construction began in 2010 on numerous new pipeline segments and compressor stations, the largest of which is the Shamrock compressor station. The Shamrock compressor station will have an initial capacity of 60 MMcf/d, expandable to 350 MMcf/d, which will likely be the largest central delivery point out of the Laurel Mountain system.

Aux Sable

Williams Partners also owns a 14.6 percent equity interest in Aux Sable Liquid Products and its Channahon, Illinois gas processing and NGL fractionation facility near Chicago. The facility is capable of processing up to 2.1 Bcf/d of natural gas from the Alliance Pipeline system and fractionating approximately 92 Mbbls/d of extracted liquids into NGL products.

Operating statistics

The following table summarizes our significant operating statistics for Midstream:

	2010	2009	2008

Volumes:(1)
Gathering (Tbtu)(3)	1,262	1,370	1,361
Plant inlet natural gas (Tbtu)	1,424	1,342	1,311
NGL production (Mbbls/d)(2)	174	164	154
NGL equity sales (Mbbls/d)(2)	80	80	80
Crude oil gathering (Mbbls/d)(2)	94	109	70

(1)	Excludes volumes associated with partially owned assets such as our Discovery and Laurel Mountain investments that are not consolidated for financial reporting purposes.

(2)	Annual average Mbbls/d.

(3)	Amounts have been recast to reflect the November 2010 acquisition of certain gathering and processing assets in Colorado’s Piceance basin from Exploration & Production.

Exploration & Production

Our Exploration & Production segment includes natural gas and oil development, production and gas marketing activities primarily located in the Rocky Mountain (primarily Colorado, North Dakota, New Mexico, and Wyoming), Northeast (Pennsylvania), and Mid-Continent (Oklahoma and Texas) regions of the United States. We specialize in production from tight-sands and shale formations and coal bed methane (CBM) reserves in the Piceance, Appalachian, Williston, San Juan, Powder River, Fort Worth, Green River and Arkoma basins. Almost 97 percent of our domestic proved reserves are natural gas. We also have international oil and gas interests, which include a 69 percent equity interest in Apco Oil and Gas International Inc., an oil and gas exploration and production company with operations in South America. If combined with our domestic proved reserves, our international interests would make up approximately 5 percent of our total proved reserves. Considering this, the reserves information included in this section relates only to our domestic activity. The gas marketing activities include transporting, scheduling, selling and hedging equity natural gas production as well as managing various natural gas related contracts such as transportation, storage and related hedges not utilized for our equity production. Additionally, Exploration & Production’s marketing group procures all fuel and shrink requirements and manages transportation and hedging activities in support of our midstream business.

Our strategy is to continue to drill our existing proved undeveloped reserves, which comprise approximately 42 percent of proved reserves, and to drill in areas of probable and possible reserves in order to add to our proved reserves. Our current proved, probable, and possible reserves inventory provides us with strong capital investment opportunities for many years into the future.

Oil and Gas Reserves

The following table outlines our estimated net proved reserves expressed on a gas equivalent basis for the reporting periods December 31, 2010, 2009 and 2008. Proved reserves for 2010 and 2009 were prepared under rules issued by the SEC on January 14, 2009. We prepare our own reserves estimates and the majority of our December 31, 2010 reserves were audited by Netherland, Sewell & Associates (NSAI) or Miller and Lents, Ltd (M&L). Proved reserves information is reported as gas equivalents, since oil volumes are insignificant in the three years shown below. Reserves for 2010 are approximately 97 percent natural gas. Reserves are more than 99 percent natural gas for 2009 and 2008. Oil reserves increased to approximately 3 percent of total proved reserves in 2010 as a result of a fourth quarter acquisition of undeveloped acreage and producing properties located in the Williston basin.

Summary of oil and gas reserves:

	December 31,
	2010	2009	2008
	(Bcfe)(1)

Proved developed reserves	2,498	2,387	2,456
Proved undeveloped reserves	1,774	1,868	1,883

Total proved reserves	4,272	4,255	4,339

(1)	Gas equivalents are calculated using a ratio of 6 mcf of gas to 1 barrel of oil.

Proved Reserves
Basin	December 31, 2010
(Bcfe)

Piceance	2,927
Powder River	348
San Juan	554
Fort Worth	196
Appalachian	28
Williston	136
Other	83

Total	4,272

We have not filed on a recurring basis estimates of our total proved net oil and gas reserves with any U.S. regulatory authority or agency other than with the Department of Energy (DOE) and the SEC. The estimates furnished to the DOE have been consistent with those furnished to the SEC.

The 2010 year-end proved reserves were derived using the 12-month average, first-of-the-month Henry Hub spot price of $4.38 per MMbtu, adjusted for locational price differentials. During 2010, we added 508 Bcfe of net additions to our proved reserves through drilling 1,162 gross wells at a capital cost of approximately $988 million.

Reserves estimation process

Our reserves are estimated by deterministic methods by an appropriate combination of production performance analysis and volumetric techniques. The proved reserves for economic undrilled locations are estimated by analogy or volumetrically from offset developed locations. Reservoir continuity and lateral persistence of our tight-sands, shale and CBM reservoirs is established by combinations of subsurface analysis, 2D and 3D seismic, and pressure data. Understanding reservoir quality may be augmented by core samples analysis.

The engineering staff of each basin asset team provides the reserves modeling and forecasts for their respective areas. Various departments also participate in the preparation of the year-end reserves estimate by providing supporting information such as pricing, capital costs, expenses, ownership, gas gathering and gas quality. The departments and their roles in the year-end reserves process are coordinated by our reserves analysis department. The reserves analysis department’s responsibilities also include performing an internal review of reserves data for reasonableness and accuracy, working with the third-party consultants and the asset teams to successfully complete the third-party reserves audit, finalizing the year-end reserves report, and reporting reserves data to accounting.

The preparation of our year-end reserves report is a formal process. Early in the year, we begin with a review of the existing internal processes and controls to identify where improvements can be made from the prior year’s reporting cycle. Later in the year, the reserves staffs from the asset teams submit their preliminary reserves data to the reserves analysis department. After review by the reserves analysis department, the data is submitted to our third party engineering consultants, NSAI and M&L, to begin their audits. After this point, reserves data, analysis and further review are conducted and iterated between the asset teams, reserves analysis department and our third party engineering consultants. In early December, reserves are reviewed with senior management. The process concludes when all parties agree upon the reserve estimates and audit tolerance is achieved.

The reserves estimates resulting from our process are subjected to both internal and external controls to promote transparency and accuracy of the year-end reserves estimates. Our internal reserves analysis team is independent and does not work within an asset team or report directly to anyone on an asset team. The reserves analysis department provides detailed independent review and extensive documentation of the year-end process. Our internal processes and controls, as they relate to the year-end reserves, are reviewed and updated. The compensation of our reserves analysis team is not linked to reserves additions or revisions.

Approximately 93 percent of our total year-end 2010 domestic proved reserves estimates were audited by NSAI. When compared on a well-by-well basis, some of our estimates are greater and some are less than the estimates of NSAI. However, in the opinion of NSAI, the estimates of our proved reserves are in the aggregate reasonable and have been prepared in accordance with principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI is satisfied with our methods and procedures in preparing the December 31, 2010 reserves estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, as prepared by us. The report of NSAI is included in Exhibit 99.1 to this Form 10-K.

In addition, reserves estimates related to properties associated with the former Williams Coal Seam Gas Royalty Trust were audited by M&L. These properties represent approximately 1 percent of our total domestic proved reserves estimates. The report of M&L is included in Exhibit 99.2 to this Form 10-K.

The technical person primarily responsible for overseeing preparation of the reserves estimates and the third- party reserves audit is the Director of Reserves and Production Services. The Director’s qualifications include 28 years of reserves evaluation experience, a B.S. in geology from the University of Texas at Austin, an M.S. in Physical Sciences from the University of Houston, and membership in the American Association of Petroleum Geologists and The Society of Petroleum Engineers.

Proved undeveloped reserves (PUDs)

The majority of our reserves is concentrated in unconventional tight-sands, shale and coal bed gas reservoirs. We use available geoscience and engineering data to establish drainage areas and reservoir continuity beyond one direct offset from a producing well, which provides additional proved undeveloped reserves. Inherent in the methodology is a requirement for significant well density of economically producing wells to establish reasonable certainty. In fields where producing wells are less concentrated, only direct offsets from proved producing wells were assigned the proved undeveloped reserves classification. No new technologies were used to assign proved undeveloped reserves.

At December 31, 2010, our proved undeveloped reserves were 1,774 Bcfe — a decrease of 94 Bcfe over our December 31, 2009 proved undeveloped reserves estimate of 1,868 Bcfe. During 2010, 280 Bcfe of our December 31, 2009 proved undeveloped reserves were converted to proved developed reserves. An additional 129 Bcfe was added due to the development of unproved locations. We have reclassified a net 253 Bcfe from proved to probable reserves attributable to locations not expected to be developed within five years. This amount is predominantly in the Piceance basin where the company has a large inventory of drilling locations. The downward revision has been offset by the addition of 342 Bcfe of new proved undeveloped drilling locations.

All proved undeveloped locations are scheduled to be spud within the next five years. Our five-year forecast indicates increasing capital to allow for the addition of rigs in years 2013-2015 in the Piceance basin. Our undeveloped estimate contains 91 Bcfe of aging PUDs. The majority of these are scheduled to be spud by year-end 2011.

Oil and Gas Properties and Production, Production Prices, and Production Costs

The following table summarizes our domestic sales volumes for the years indicated:

	2010	2009	2008
	(Bcfe)

Piceance	245.9	254.6	237.7
Powder River	83.8	88.9	83.6
San Juan	51.5	53.1	52.8
Fort Worth	21.5	25.2	16.6
Appalachian	1.8	0.1	—
Williston	0.1	—	—
Other	8.5	9.6	9.7

Total net production sold	413.1	431.5	400.4

The following table summarizes our domestic price and cost information for the years indicated and has been recast for the sale of certain of our gathering and processing assets in the Piceance basin to Williams Partners in November 2010:

	2010	2009	2008
	($/Mcfe)

Average production costs excluding production taxes(1)	$0.59	$0.50	$0.56

Average sales price(2)	$4.42	$3.42	$6.95
Realized gain from hedging	$0.81	$1.43	$0.09

Realized Average Price	$5.23	$4.85	$7.04

(1)	Includes lease and other operating expense and facility operating expense.

(2)	Not reduced for gathering, processing, and transportation paid to affiliates and third parties of $1.02 in 2010, $0.79 in 2009, and $0.71 in 2008.

Drilling and Exploratory Activities

We focus on lower-risk development drilling. Our development drilling success rate was approximately 99 percent in each of 2010, 2009, and 2008.

The following table summarizes domestic drilling activity by number and type of well for the periods indicated:*

	2010		2009		2008
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells

Piceance	398	360	349	303	687	624
Powder River	531	242	233	95	702	324
San Juan	43	15	77	39	95	37
Fort Worth	39	36	43	41	58	51
Appalachian	8	3	8	4	n/a	n/a
Williston	—	—	n/a	n/a	n/a	n/a
Other	138	2	165	4	240	14
Productive exploration	—	—	3	1	4	2
Nonproductive, including exploration	5	3	4	1	1	—

Total	1,162	661	882	488	1,787	1,052

*	We use the terms “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest. All of the wells drilled were natural gas wells.

In 2010, there were 5 gross nonproductive development wells and 3 net nonproductive development wells. Total gross operated wells drilled were 656 in 2010, 472 in 2009, and 1,125 in 2008.

Present Activities

At December 31, 2010, we had 27 gross (16 net) wells in the process of being drilled.

Delivery Commitments

We hold a long-term obligation to deliver on a firm basis 200,000 MMBtu/d of gas to a buyer at the White River Hub (Greasewood-Meeker, Colorado), which is the major market hub exiting the Piceance basin. The Piceance, being our largest producing basin, holds ample reserves to fulfill this obligation without risk of nonperformance during periods of normal infrastructure and market operations. While the daily volume of gas is large and represents a significant percentage of our daily production, this transaction does not represent a material exposure.

Purchase Commitments

In connection with a gathering agreement entered into by Williams Partners with a third party in December 2010, we concurrently agreed to buy up to 200,000 MMBtu/d of natural gas priced at market prices from the same third party. Purchases under the 12-year contract are expected to begin in the third quarter of 2011. We expect to sell this natural gas in the open market and may utilize available transportation capacity to facilitate the sales.

Oil and Gas Properties, Wells, Operations, and Acreage

The table below summarizes 2010 productive wells by area:*

	Gas Wells	Gas Wells	Oil Wells	Oil Wells
	(Gross)	(Net)	(Gross)	(Net)

Piceance	3,923	3,587	—	—
Powder River	6,404	2,884	—	—
San Juan	3,267	881	—	—
Fort Worth	286	233	—	—
Appalachian	14	6	—	—
Williston	—	—	19	13
Other	1,340	299	—	—

Total	15,234	7,890	19	13

*	We use the term “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.

At December 31, 2010, there were 181 gross and 105 net producing wells with multiple completions.

The following table summarizes our leased acreage as of December 31, 2010:

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres

Piceance	133,428	102,835	157,017	108,165	290,445	211,000
Powder River	551,113	250,179	399,869	175,371	950,982	425,550
San Juan	237,587	119,422	2,100	1,576	239,687	120,998
Fort Worth	28,876	21,173	12,306	8,309	41,182	29,482
Appalachian	1,828	914	108,023	98,387	109,851	99,301
Williston	16,178	13,483	229,640	190,148	245,818	203,631
Other	120,538	60,559	199,077	118,734	319,615	179,293

Total	1,089,548	568,565	1,108,032	700,690	2,197,580	1,269,255

Piceance basin

The Piceance basin is located in northwestern Colorado and is our largest area of concentrated development. During 2010, we operated an average of 11 drilling rigs in the basin. This area has 1,567 undrilled proved locations in inventory. During 2010, an average of approximately 6.3 million gallons of NGLs were recovered each month at plants now owned and operated within Williams Partners, which were marketed separately from the residue natural gas.

Powder River basin

The Powder River basin is located in northeast Wyoming. The Powder River basin includes large areas with multiple coal seam potential, targeting thick coal bed methane formations at shallow depths.

San Juan basin

The San Juan basin is located in northwest New Mexico and southwest Colorado. We provide a significant amount of equity production that is gathered and/or processed by Williams Partners’ facilities in the San Juan basin.

Fort Worth basin

The Fort Worth basin is located in north central Texas where we drill horizontally into the Barnett Shale.

Appalachian basin

The Appalachian basin acreage is primarily located in northeastern Pennsylvania where we apply horizontal drilling in the Marcellus Shale. We have continued to expand our position since our entry into the basin in 2009.

Williston basin

The Williston basin acreage is located in North Dakota and Montana. Our focus in the basin is in North Dakota’s Bakken/Three Forks oil play where we have a 89,420 net acreage position, of which approximately 85,800 were acquired in December 2010 and are on the Fort Berthold Indian Reservation.

Other properties

Other properties are primarily comprised of interests in the Arkoma basin in southeastern Oklahoma. Also included are exploration activity and other miscellaneous activity.

Hedging Activity

To manage the commodity price risk and volatility of owning producing gas properties, we enter into derivative contracts for a portion of our expected future production. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Exploration & Production, included in Item 7 of this Form 10-K

Acquisitions & Divestitures

During the second quarter of 2010, we entered into an agreement to acquire additional Appalachian leasehold acreage positions and a 5 percent overriding royalty interest associated with these acreage positions. These acquisitions nearly double our acreage holdings in the Marcellus Shale and closed in July for $599 million, including closing adjustments.

During 2010, we also spent a total of $164 million to acquire additional unproved leasehold acreage positions in the Marcellus Shale.

In October 2010, we exercised our right under the Williams Coal Seam Gas Royalty Trust Agreement to acquire the royalty interests for $22 million, including closing adjustments upon termination of the the Trust. Prior to the purchase, the Trust owned net profits interests in certain proved coal seam gas properties owned by Williams Production Company, LLC (WPC) and located in the San Juan basin.

In November 2010, we sold certain of our gathering and processing assets in Colorado’s Piceance basin to Williams Partners for $702 million in cash and approximately 1.8 million common units. The assets include the Parachute Plant Complex, three other treating facilities with a combined processing capacity of 1.2 Bcf/d, and a gathering system with approximately 150 miles of pipeline. There are more than 3,300 wells connected to the gathering system, which includes pipelines ranging up to 30-inch trunk lines. The transaction also includes a life-of-lease dedication from Exploration & Production.

In December 2010, we acquired a company that holds a major acreage position (approximately 85,800 net acres and includes 19 producing wells) in North Dakota’s Bakken Shale oil play (Williston basin) that will diversify our interests into light, sweet crude oil production. The purchase price was approximately $949 million, including closing adjustments.

Other

Domestic olefins

In the Gulf of Mexico region, we own a 5/6 interest in and are the operator of an NGL light-feed olefins cracker in Geismar, Louisiana, with a total production capacity of 1.35 billion pounds of ethylene and 90 million pounds of propylene per year. Our feedstocks for the cracker are ethane and propane; as a result, we are primarily exposed to the price spread between ethane and propane, and ethylene and propylene, respectively. Ethane and propane are available for purchase from third parties and from affiliates. We own ethane and propane pipeline systems in Louisiana that provide feedstock transportation to the Geismar plant and other third-party crackers. Additionally, we own a refinery grade propylene splitter and associated pipeline with a production capacity of approximately 500 million pounds per year of propylene. At our propylene splitter, we purchase refinery grade propylene and fractionate it into polymer grade propylene and propane; as a result we are exposed to the price spread between those commodities. As a merchant producer of ethylene and propylene, our product sales are to customers for use in making plastics and other downstream petrochemical products destined for both domestic and export markets. Our olefins business also operates an ethylene storage hub at Mont Belvieu using leased third-party underground storage wells.

We also market olefin and NGL products to a wide range of users in the energy and petrochemical industries. In order to meet sales contract obligations, we may purchase products for resale.

Canadian midstream

Our Canadian operations include an oil sands off-gas processing plant located near Ft. McMurray, Alberta, and an olefin fractionation facility and a butylene/butane splitter facility, both of which are located at Redwater, Alberta, which is near Edmonton, Alberta. We operate the Ft. McMurray area processing plant, while another party operates the Redwater facilities on our behalf. The butylene/butane splitter was completed and placed into service in August 2010. Our Ft. McMurray area facilities extract liquids from the off-gas produced by a third-party oil sands bitumen upgrading process. Our arrangement with the third-party upgrader is a “keep-whole” type where we remove a mix of NGLs and olefins from the off-gas and return the equivalent heating value back in the form of natural gas. We fractionate, treat, store, terminal and sell the propane, propylene, butane, butylene and condensate recovered from this process. Our commodity price exposure is the spread between the price for natural gas and the NGL and olefin products we produce. We continue to be the only NGL/olefins fractionator in western Canada and the only treater/processor of oil sands upgrader off-gas. Our extraction of liquids from upgrader off-gas streams allows the upgraders to burn cleaner natural gas streams and reduces their overall air emissions.

The Ft. McMurray extraction plant has processing capacity of 111 MMcf/d with the ability to recover in excess of 17 Mbbls/d of olefin and NGL products. Our Redwater fractionator has a liquids handling capacity of 18 Mbbls/d. The new butylene/butane splitter, which has a production capacity of 3.7 Mbbls/d of butylene and 3.7 Mbbls/d of normal butane, further fractionates the butylene/butane mix product produced at our Redwater fractionators into separate butylene and butane products, which receive higher values and are in greater demand. Our products are sold within Canada and the United States.

Canadian expansion project

Construction began in 2010 on a 261-mile, 12-inch diameter Canadian pipeline which will transport recovered NGLs and olefins from our processing plant in Ft. McMurray to our Redwater fractionation facility. The pipeline will have sufficient capacity to transport additional NGLs and olefins from our existing operations as well as from other NGLs and olefins produced from oil sands off-gas. The project will be constructed using cash previously generated from Canadian and other international projects. We anticipate an in-service date in 2012.

Other

Considering the deteriorating circumstances in Venezuela, in 2009 we fully impaired our $75 million investment in Accroven SRL, a Venezuelan operation, which included two 400 MMcf/d NGL extraction plants, a 50 Mbbls/d NGL fractionation plant and associated storage and refrigeration facilities. (See Note 2 of Notes to Consolidated Financial Statements.) In June of 2010, we sold our 50 percent interest in Accroven to the state-owned oil company, Petróleos de Venezuela S.A. (PDVSA) for $107 million. Of this amount, $13 million was received in cash at closing and another $30 million was received in August 2010. The remainder is due in six quarterly payments beginning October 31, 2010. The first quarterly payment of $11 million was received in January 2011 and will be recognized as income in 2011. We will continue to recognize the resulting gain as cash is received. Accroven was not part of our operations that were expropriated by the Venezuelan government in May 2009.

Operating statistics

The following table summarizes our significant operating statistics for Other:

	2010	2009	2008

Volumes:
Canadian NGL equity sales (Mbbls/d)	8	8	7
Olefin (ethylene and propylene) sales (millions of pounds)	1,529	1,728	1,605

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

Our principal sources of cash are from dividends and advances from our subsidiaries, investments, payments by subsidiaries for services rendered, interest payments from subsidiaries on cash advances and, if needed, external financings, sales of master limited partnership units to the public, and net proceeds from asset sales. The amount of dividends available to us from subsidiaries largely depends upon each subsidiary’s earnings and operating capital requirements. The terms of certain of our subsidiaries’ borrowing arrangements may limit the transfer of funds to us under certain conditions.

We believe that we have adequate sources and availability of raw materials and commodities for existing and anticipated business needs. In support of our energy commodity activities, primarily conducted through gas marketing services which is included within our Exploration & Production segment, our counterparties require us to provide various forms of credit support such as margin, adequate assurance amounts and pre-payments for gas supplies. Our pipeline systems are all regulated in various ways resulting in the financial return on the investments made in the systems being limited to standards permitted by the regulatory agencies. Each of the pipeline systems has ongoing capital requirements for efficiency and mandatory improvements, with expansion opportunities also necessitating periodic capital outlays.

REGULATORY MATTERS

Williams Partners

Gas Pipeline Business.  Williams Partners gas pipeline’s interstate transmission and storage activities are subject to FERC regulation under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978, and, as such, its rates and charges for the transportation of natural gas in interstate commerce, its accounting, and the extension, enlargement or abandonment of its jurisdictional facilities, among other things, are subject to regulation. Each gas pipeline company holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties for which certificates are required under the NGA. Each gas pipeline company is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, and the Pipeline Safety Improvement Act of 2002, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. FERC Standards of Conduct govern how our interstate pipelines communicate and do business with gas marketing employees. Among other things, the Standards of Conduct require that interstate pipelines not operate their systems to preferentially benefit gas marketing functions.

Each of our interstate natural gas pipeline companies establishes its rates primarily through the FERC’s ratemaking process. Key determinants in the ratemaking process are:

•	Costs of providing service, including depreciation expense;

•	Allowed rate of return, including the equity component of the capital structure and related income taxes;

•	Contract and volume throughput assumptions.

The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the reservation and commodity rates also impact profitability. As a result of these proceedings, certain revenues previously collected may be subject to refund.

Pipeline Integrity Regulations

For Williams Partners’ gas pipeline business, Transco and Northwest Pipeline have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, Transco and Northwest Pipeline have identified high consequence areas and developed baseline assessment plans. Transco and Northwest Pipeline are on schedule to complete the required assessments within required timeframes. Currently, Transco and Northwest Pipeline estimate the cost to complete the required initial assessments over the period from 2011 and 2012 and associated remediation will be primarily capital in nature and range between $80 million and $110 million for Transco and between $50 million and $60 million for Northwest Pipeline. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business, and, therefore, recoverable through Transco’s and Northwest Pipeline’s rates.

Midstream Business.  For Williams Partners’ midstream business, onshore gathering is subject to regulation by states in which we operate and offshore gathering is subject to the Outer Continental Shelf Lands Act (OCSLA). Of the states where the midstream business gathers gas, currently only Texas actively regulates gathering activities. Texas regulates gathering primarily through complaint mechanisms under which the state commission may resolve disputes involving an individual gathering arrangement. Although offshore gathering facilities are not subject to the NGA, offshore transmission pipelines are subject to the NGA, and in recent years the FERC has taken a broad view of offshore transmission, finding many shallow-water pipelines to be jurisdictional transmission. Most offshore gathering facilities are subject to the OCSLA, which provides in part that outer continental shelf pipelines “must provide open and nondiscriminatory access to both owner and nonowner shippers.”

The midstream business also owns interests in and operates two offshore transmission pipelines that are regulated by the FERC because they are deemed to transport gas in interstate commerce. Black Marlin Pipeline Company provides transportation service for offshore Texas production in the High Island area and redelivers that gas to intrastate pipeline interconnects near Texas City. Discovery provides transportation service for offshore Louisiana production from the South Timbalier, Grand Isle, Ewing Bank and Green Canyon (deepwater) areas to an onshore processing facility and downstream interconnect points with major interstate pipelines. FERC regulation requires all terms and conditions of service, including the rates charged, to be filed with and approved by the FERC before any changes can go into effect.

The midstream business owns an interest in, and is expected to become the operator in 2011, of Overland Pass Pipeline, which is an interstate natural gas liquids pipeline regulated by the FERC pursuant to the Interstate Commerce Act. Overland Pass provides transportation service pursuant to tariffs filed with the FERC.

Exploration & Production

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

Other

Our Canadian assets are regulated by the Energy Resources Conservation Board (ERCB) and Alberta Environment. The regulatory system for the Alberta oil and gas industry incorporates a large measure of self-regulation, providing that licensed operators are held responsible for ensuring that their operations are conducted in accordance with all provincial regulatory requirements. For situations in which noncompliance with the applicable regulations is at issue, the ERCB and Alberta Environment have implemented an enforcement process with escalating consequences.

See Note 16 of our Notes to Consolidated Financial Statements for further details on our regulatory matters.

ENVIRONMENTAL MATTERS

Our operations are subject to federal environmental laws and regulations as well as the state and tribal laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:

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

COMPETITION

Williams Partners

For our gas pipeline business, the natural gas industry has undergone significant change over the past two decades. A highly-liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity.

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

These factors have increased the risk that customers will reduce their contractual commitments for pipeline capacity. Future utilization of pipeline capacity will also depend on competition from LNG imported into markets and new pipelines from the Rockies and other new producing areas.

In our midstream business, we face regional competition with varying competitive factors in each basin. Our gathering and processing business competes with other midstream companies, interstate and intrastate pipelines, producers and independent gatherers and processors. We primarily compete with five to ten companies across all basins in which we provide services. Numerous factors impact any given customer’s choice of a gathering or processing services provider, including rate, location, term, reliability, timeliness of services to be provided, pressure obligations and contract structure. We also compete in recruiting and retaining skilled employees. By virtue of the master limited partnership structure, WPZ provides us with an alternative source of capital, which helps us compete against other master limited partnerships for capital projects.

Exploration & Production

Our exploration and production business competes with other oil and gas concerns, including major and independent oil and gas companies in the development, production and marketing of natural gas. We compete in areas such as acquisition of oil and gas properties and obtaining necessary equipment, supplies and services. We also compete in recruiting and retaining skilled employees.

In our gas marketing services business, we compete directly with large independent energy marketers, marketing affiliates of regulated pipelines and utilities, and natural gas producers. We also compete with brokerage houses, energy hedge funds and other energy-based companies offering similar services.

Other

Ethylene and propylene markets, and therefore our olefins business, compete in a worldwide marketplace. Due to our NGL feedstock position at Geismar, we will benefit from the lower cost position in North America versus other crude-based feedstocks worldwide. The majority of North American olefins producers have significant downstream petrochemical manufacturing for plastics and other products. As such, they buy or sell ethylene and propylene as required. We operate as a merchant seller of olefins with no downstream manufacturing, and therefore can be either a supplier or a competitor at any given time to these other companies depending on their market balances. Generally, we are viewed primarily as a supplier to these companies and not as a direct competitor. We compete on the basis of service, price and availability of the products we produce.

Our Canadian midstream facilities continue to be the only NGL/olefins fractionator in western Canada and the only treater/processor of oil sands upgrader off-gas. Our extraction of liquids from the upgrader off-gas stream allows the upgraders to burn cleaner natural gas streams and reduce their overall air emissions. Our Canadian midstream business competes for the sale of its products with traditional Canadian midstream companies on the basis of operational expertise, price, service offerings and availability of the products we produce.

EMPLOYEES

At February 1, 2011, we had approximately 5,022 full-time employees. None of our employees are represented by unions or covered by collective bargaining agreements.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT
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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved gas and oil reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business segments;

•	Natural gas, natural gas liquids and crude oil prices and demand.

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

•	Availability of supplies (including the uncertainties inherent in assessing, estimating, acquiring and developing future natural gas and oil reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates, fluctuation in foreign exchange, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including climate change legislation and/or potential additional regulation of drilling and completion of wells), environmental liabilities, litigation, and rate proceedings;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism;

•	Additional risks described in our filings with the Securities and Exchange Commission.

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

Risks Related to Separation Plan

If our plan to separate our exploration and production business is delayed or not completed, our stock price may decline and our growth potential may not be enhanced.

On February 16, 2011, we announced that our Board of Directors approved pursuing a plan to divide our businesses into two separate, publicly traded corporations. The plan calls for a separation of our exploration and production business through an initial public offering of up to 20 percent of the corporation holding that business in 2011 and a tax-free spinoff of our remaining interest in that corporation to our shareholders in 2012. The completion and timing of each of the transactions is dependent on a number of factors including, but not limited to, the macroeconomic environment, credit markets, equity markets, energy prices, the receipt of a tax opinion from counsel and/or Internal Revenue Service rulings, final approvals from our Board of Directors and other customary matters. We may not complete the transactions at all or complete the transactions on the timeline or on the terms that we announced. If the transactions are not completed or delayed, our stock price may decline and our growth potential may not be enhanced.

Risks Inherent in our Business

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

Production from existing wells and natural gas supply basins with access to our pipeline systems will also naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, the competition for natural gas supplies to serve other markets could reduce the amount of natural gas supply for our customers. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas transported on or gathered through our pipeline systems and cash flows associated with the gathering and transportation of natural gas, our customers must compete with others to obtain adequate supplies of natural gas. In addition, if natural gas prices in the supply basins connected to our pipeline systems are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply areas, if natural gas supplies are diverted to serve other markets, if development in new supply basins where we do not have significant gathering or pipeline systems reduces demand for our services, or if environmental regulators restrict new natural gas drilling, the overall volume of natural gas transported, gathered and stored on our system would decline, which could have a material adverse effect on our business, financial condition and results of operations. In addition, new LNG import facilities built near our markets could result in less demand for our gathering and transportation facilities.

Significant prolonged changes in natural gas prices could affect supply and demand and cause a termination of our transportation and storage contracts or a reduction in throughput on the gas pipeline systems.

Higher natural gas prices over the long term could result in a decline in the demand for natural gas and, therefore, in long-term transportation and storage contracts or throughput on our gas pipeline systems. Also, lower natural gas prices over the long term could result in a decline in the production of natural gas resulting in reduced contracts or throughput on the gas pipeline systems. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on our gas pipeline business, financial condition, results of operations and cash flows.

Prices for NGLs, natural gas and other commodities, including oil, are volatile and this volatility could adversely affect our financial results, cash flows, access to capital and ability to maintain existing businesses.

Our revenues, operating results, future rate of growth and the value of certain segments of our businesses depend primarily upon the prices of NGLs, natural gas, oil, or other commodities, and the differences between prices of these commodities. Price volatility can impact both the amount we receive for our products and services and the volume of products and services we sell. Prices affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Any of the foregoing can also have an adverse effect on our business, results of operations, financial condition and cash flows.

The markets for NGLs, natural gas and other commodities are likely to continue to be volatile. Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty and other factors that are beyond our control, including:

•	Worldwide and domestic supplies of and demand for natural gas, NGLs, oil, and related commodities;

•	Turmoil in the Middle East and other producing regions;

•	The activities of the Organization of Petroleum Exporting Countries;

•	Terrorist attacks on production or transportation assets;

•	Weather conditions;

•	The level of consumer demand;

•	The price and availability of other types of fuels;

•	The availability of pipeline capacity;

•	Supply disruptions, including plant outages and transportation disruptions;

•	The price and level of foreign imports;

•	Domestic and foreign governmental regulations and taxes;

•	Volatility in the natural gas and oil markets;

•	The overall economic environment;

•	The credit of participants in the markets where products are bought and sold;

•	The adoption of regulations or legislation relating to climate change.

We might not be able to successfully manage the risks associated with selling and marketing products in the wholesale energy markets.

Our portfolio of derivative and other energy contracts may consist of wholesale contracts to buy and sell commodities, including contracts for natural gas, NGLs, oil and other commodities that are settled by the delivery of the commodity or cash throughout the United States. If the values of these contracts change in a direction or manner that we do not anticipate or cannot manage, it could negatively affect our results of operations. In the past, certain marketing and trading companies have experienced severe financial problems due to price volatility in the energy commodity markets. In certain instances this volatility has caused companies to be unable to deliver energy commodities that they had guaranteed under contract. If such a delivery failure were to occur in one of our contracts, we might incur additional losses to the extent of amounts, if any, already paid to, or received from, counterparties. In addition, in our businesses, we often extend credit to our counterparties. Despite performing credit analysis prior to extending credit, we are exposed to the risk that we might not be able to collect amounts owed to us. If the counterparty to such a transaction fails to perform and any collateral that secures our counterparty’s obligation is inadequate, we will suffer a loss. Downturns in the economy or disruptions in the global credit markets could cause more of our counterparties to fail to perform than we expect.

Significant capital expenditures are required to replace our reserves.

Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations and debt and equity issuances. Future cash flows are subject to a number of variables, including the level of production from existing wells, prices of natural gas and oil, and our success in developing and producing new reserves. If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may not be able to access additional bank debt, issue debt or equity securities or access other methods of financing on an economic basis to meet our capital expenditure budget. As a result, our capital expenditure plans may have to be adjusted.

Failure to replace reserves may negatively affect our business.

The growth of our Exploration & Production business depends upon our ability to find, develop or acquire additional natural gas and oil reserves that are economically recoverable. Our proved reserves generally decline when reserves are produced, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. We may not be able to find, develop or acquire additional reserves on an economic basis. If natural gas or oil prices increase, our costs for additional reserves would also increase; conversely if natural gas or oil prices decrease, it could make it more difficult to fund the replacement of our reserves.

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

Estimating reserves and future net revenues involves uncertainties. Negative revisions to reserve estimates, oil and gas prices or assumptions as to future natural gas prices may lead to decreased earnings, losses, or impairment of oil and gas assets.

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

Certain of our gas pipeline services are subject to long-term, fixed-price contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts.

Our gas pipelines provide some services pursuant to long-term, fixed price contracts. It is possible that costs to perform services under such contracts will exceed the revenues they collect for their services. Although most of the services are priced at cost-based rates that are subject to adjustment in rate cases, under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” that may be above or below the FERC regulated cost-based rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs that could be produced by inflation or other factors relating to the specific facilities being used to perform the services.

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

In an effort to manage our financial exposure related to commodity price and market fluctuations, we have entered and may in the future enter into contracts to hedge certain risks associated with our assets and operations. In these hedging activities, we have used and may in the future use fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract. For example, a forward contract that would be effective in hedging commodity price volatility risks would not hedge the contract’s counterparty credit or performance risk. Therefore, unhedged risks will always continue to exist. While we attempt to manage counterparty credit risk within guidelines established by our credit policy, we may not be able to successfully manage all credit risk and as such, future cash flows and results of operations could be impacted by counterparty default.

Our use of hedging arrangements through which we attempt to reduce the economic risk of our participation in commodity markets could result in increased volatility of our reported results. Changes in the fair values (gains and losses) of derivatives that qualify as hedges under generally accepted accounting principles (GAAP) to the extent that such hedges are not fully effective in offsetting changes to the value of the hedged commodity, as well as changes in the fair value of derivatives that do not qualify or have not been designated as hedges under GAAP, must be recorded in our income. This creates the risk of volatility in earnings even if no economic impact to us has occurred during the applicable period.

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

Depending on the rules and definitions adopted by the CFTC, we might in the future be required to provide cash collateral for our commodities hedging transactions under circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures. A requirement to post cash collateral could therefore reduce our ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could result in a decline in our business.

Our gas pipeline and midstream businesses rely on a limited number of customers for a significant portion of their revenues. Although some of these customers are subject to long-term contracts, extensions or replacements of these contracts may not be renegotiated on favorable terms, if at all. The loss of all, or even a portion of the revenues from natural gas, NGLs or contracted volumes, as applicable, supplied by these customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows, unless we are able to acquire comparable volumes from other sources.

We are exposed to the credit risk of our customers, and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. However, our credit procedures and policies may not be adequate to fully eliminate customer credit risk. We cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including declines in our customers’ creditworthiness. If we fail to adequately assess the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write-down or write-off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.

We have numerous competitors in all aspects of our businesses, and additional competitors may enter our markets. Other companies with which we compete may be able to respond more quickly to new laws or regulations or emerging technologies, or to devote greater resources to the construction, expansion or refurbishment of their facilities than we can. In addition, current or potential competitors may make strategic acquisitions or have greater financial resources than we do, which could affect our ability to make investments or acquisitions. Similarly, a highly-liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity. We may not be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our operations are subject to operational hazards and unforeseen interruptions for which they may not be adequately insured.

There are operational risks associated with drilling for, production, gathering, transporting, storage, processing and treating of natural gas and the fractionation and storage of NGLs, including:

•	Hurricanes, tornadoes, floods, fires, extreme weather conditions, and other natural disasters;

•	Aging infrastructure and mechanical problems;

•	Damages to pipelines and pipeline blockages;

•	Uncontrolled releases of natural gas (including sour gas), NGLs, brine or industrial chemicals;

•	Collapse of storage caverns;

•	Operator error;

•	Damage inadvertently caused by third-party activity, such as operation of construction equipment;

•	Pollution and environmental risks;

•	Fires, explosions, craterings and blowouts;

•	Risks related to truck and rail loading and unloading;

•	Risks related to operating in a marine environment;

•	Terrorist attacks or threatened attacks on our facilities or those of other energy companies.

Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses, and only at levels we believe to be appropriate. The location of certain segments of our facilities in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In spite of our precautions, an event such as those described above could cause considerable harm to people or property, and could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to our customers.

Our costs of maintaining or repairing our facilities may exceed our expectations and the FERC or competition in our markets may not allow us to recover such costs in the rates we charge for our services.

We could experience unexpected leaks or ruptures on our gas pipeline and midstream systems, or be required by regulatory authorities to undertake modifications to our systems that could result in a material adverse impact on our business, financial condition and results of operations if the costs of maintaining or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities or by the inability of our insurers to satisfy our claims.

We are not fully insured against all risks inherent to our business, including environmental accidents. We do not maintain insurance in the type and amount to cover all possible risks of loss.

We currently maintain excess liability insurance with limits of $610 million per occurrence and in the annual aggregate with a $2 million per occurrence deductible. This insurance covers us, our subsidiaries, and certain of our affiliates for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and NGL operations.

Although we maintain property insurance on property we own, lease or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets or the entire amount of business interruption loss we may experience. In addition, certain perils may be excluded from coverage or sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self insure a portion of our risks. We do not insure our onshore underground pipelines for physical damage, except at certain locations such as river crossings and compressor stations. Only certain offshore key-assets are covered for property damage and the resulting business interruption when loss is due to a named windstorm event and coverage for loss caused by a named windstorm is significantly sub-limited. All of our insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured it could adversely affect our operations and financial condition.

In addition, any insurance company that provides coverage to us may experience negative developments that could impair their ability to pay any of our claims. As a result, we could be exposed to greater losses than anticipated and may have to obtain replacement insurance, if available, at a greater cost.

The occurrence of any risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows, and our ability to repay our debt.

Execution of our capital projects subjects us to construction risks, increases in labor costs and materials, and other risks that may adversely affect financial results.

The growth in our gas pipeline and midstream businesses may be dependent upon the construction of new natural gas gathering, transportation, processing or treating pipelines and facilities or natural gas liquids fractionation or storage facilities, as well as the expansion of existing facilities. Construction or expansion of these facilities is subject to various regulatory, development and operational risks, including:

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

Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve expected investment return, which could adversely affect our results of operations, financial position or cash flows.

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

One of our subsidiaries acts as the general partner of a publicly traded limited partnership, Williams Partners L.P. As such, this subsidiary’s operations may involve a greater risk of liability than ordinary business operations.

One of our subsidiaries acts as the general partner of WPZ, a publicly-traded limited partnership. This subsidiary may be deemed to have undertaken fiduciary obligations with respect to WPZ as the general partner and to the limited partners of WPZ. Activities determined to involve fiduciary obligations to other persons or entities typically involve a higher standard of conduct than ordinary business operations and therefore may involve a greater risk of liability, particularly when a conflict of interests is found to exist. Our control of the general partner of WPZ may increase the possibility of claims of breach of fiduciary duties, including claims brought due to conflicts of interest (including conflicts of interest that may arise between WPZ, on the one hand, and its general partner and that general partner’s affiliates, including us, on the other hand). Any liability resulting from such claims could be material.

Potential changes in accounting standards might cause us to revise our financial results and disclosures in the future, which might change the way analysts measure our business or financial performance.

Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, and companies’ relationships with their independent public accounting firms. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact of that any such new laws or regulations could have. In addition, the Financial Accounting Standards Board, the SEC or FERC could enact new accounting standards or FERC orders that might impact how we are required to record revenues, expenses, assets, liabilities and equity. Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations, and financial condition.

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

Revenues from certain segments of our business can have seasonal characteristics. In many parts of the country, demand for natural gas and other fuels peaks during the winter. As a result, our overall operating results in the future might fluctuate substantially on a seasonal basis. Demand for natural gas and other fuels could vary significantly from our expectations depending on the nature and location of our facilities and pipeline systems and the terms of our natural gas transportation arrangements relative to demand created by unusual weather patterns. Additionally, changes in the price of natural gas could benefit one of our businesses, but disadvantage another. For example, our Exploration & Production business may benefit from higher natural gas prices, and our midstream business, which uses gas as a feedstock, may not.

We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. In those instances in which we do not own the land on which our facilities are located, we obtain the rights to construct and operate our pipelines and gathering systems on land owned by third parties and governmental agencies for a specific period of time. In addition, some of our facilities cross Native American lands pursuant to rights-of-way of limited term. We may not have the right of eminent domain over land owned by Native American tribes. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, and financial condition and cash flows.

Risks Related to Strategy and Financing

Our debt agreements impose restrictions on us that may limit our access to credit and adversely affect our ability to operate our business.

Certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to grant liens to support indebtedness, merge or sell substantially all of our assets, make certain distributions during an event of default, and incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.

Our failure to comply with the covenants in our debt agreements could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. Certain payment defaults or an acceleration under one debt agreement could cause a cross-default or cross-acceleration of another debt agreement. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements. For more information regarding our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Discussion and Analysis of Financial Condition and Liquidity.”

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

Future disruptions in the global credit markets may make equity and debt markets less accessible, create a shortage in the availability of credit and lead to credit market volatility, which could disrupt our financing plans and limit our ability to grow.

In 2008, public equity markets experienced significant declines and global credit markets experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Future disruptions in the global financial marketplace, including the bankruptcy or restructuring of financial institutions, could make equity and debt markets inaccessible and adversely affect the availability of credit already arranged and the availability and cost of credit in the future. We have availability under our existing bank credit facilities, but our ability to borrow under those facilities could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us.

Adverse economic conditions could negatively affect our results of operations.

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

A downgrade of our credit ratings could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.

A downgrade of our credit rating might increase our cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit rating and other disruptions. Such disruptions could include:

•	Economic downturns;

•	Deteriorating capital market conditions;

•	Declining market prices for natural gas, NGLs and other commodities;

•	Terrorist attacks or threatened attacks on our facilities or those of other energy companies;

•	The overall health of the energy industry, including the bankruptcy or insolvency of other companies.

Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the ratings agencies, and no assurance can be given that we will maintain our current credit ratings or that our senior unsecured debt rating will be raised to investment grade by all of the credit rating agencies.

Risks Related to Regulations that Affect our Industry

Our gas pipelines could be subject to penalties and fines if they fail to comply with FERC regulations.

Our gas pipeline’s transportation and storage operations are regulated by FERC. Should our gas pipelines fail to comply with all applicable FERC administered statutes, rules, regulations and orders, they could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the Natural Gas Act (NGA) to impose penalties for current violations of up to $1,000,000 per day for each violation. Any material penalties or fines imposed by FERC could have a material adverse impact on our gas pipeline business, financial condition, results of operations and cash flows.

The natural gas sales, transportation and storage operations of our gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines, including a reasonable rate of return.

The natural gas sales, transmission and storage operations of the gas pipelines are subject to federal, state and local regulatory authorities. Specifically, their interstate pipeline transportation and storage service is subject to regulation by the FERC. The federal regulation extends to such matters as:

•	Transportation and sale for resale of natural gas in interstate commerce;

•	Rates, operating terms, and conditions of service, including initiation and discontinuation of service;

•	The types of services the gas pipelines may offer their customers;

•	Certification and construction of new facilities;

•	Acquisition, extension, disposition or abandonment of facilities;

•	Accounts and records;

•	Depreciation and amortization policies;

•	Relationships with affiliated companies who are involved in marketing functions of the natural gas business;

•	Market manipulation in connection with interstate sales, purchases or transportation of natural gas.

Under the NGA, FERC has authority to regulate providers of natural gas pipeline transportation and storage services in interstate commerce, and such providers may only charge rates that have been determined to be just and reasonable by FERC. In addition, FERC prohibits providers from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

Regulatory actions in these areas can affect our business in many ways, including decreasing tariff rates and revenues, decreasing volumes in our pipelines, increasing our costs and otherwise altering the profitability of our pipeline business.

Unlike other interstate pipelines that own facilities in the offshore Gulf of Mexico, Transco charges its transportation customers a separate fee to access its offshore facilities. The separate charge is referred to as an “IT feeder” charge. The “IT feeder” rate is charged only when gas is actually transported on the facilities and typically it is paid by producers or marketers. Because the “IT feeder” rate is typically paid by producers and marketers, it generally results in netback prices to producers that are slightly lower than the netbacks realized by producers transporting on other interstate pipelines. This rate design disparity could result in producers bypassing Transco’s offshore facilities in favor of alternative transportation facilities.

The rates, terms and conditions for interstate gas pipeline services are set forth in FERC-approved tariffs. Any successful complaint or protest against the rates of the gas pipelines could have an adverse impact on their revenues associated with providing transportation services. In addition, there is a risk that rates set by FERC in future rate cases filed by the gas pipelines will be inadequate to recover increases in operating costs or to sustain an adequate return on capital investments. There is also the risk that higher rates would cause their customers to look for alternative ways to transport natural gas.

We are subject to risks associated with climate change.

There is a growing belief that emissions of greenhouse gases (GHGs) may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks. For further information regarding risks to our business arising from climate change related legislation, please read the discussion below under “Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities and could exceed current expectations.”

Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities and could exceed current expectations.

The risk of substantial environmental costs and liabilities is inherent in natural gas drilling and well completion, gathering, transportation, storage, processing and treating, and in the fractionation and storage of NGLs, and we may incur substantial environmental costs and liabilities in the performance of these types of operations. Our operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. These laws include:

•	Clean Air Act (CAA) and analogous state laws, which impose obligations related to air emissions;

•	Clean Water Act (CWA), and analogous state laws, which regulate discharge of wastewaters from our facilities to state and federal waters;

•	Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws, which regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal;

•	Resource Conservation and Recovery Act (RCRA), and analogous state laws, which impose requirements for the handling and discharge of solid and hazardous waste from our facilities.

Various governmental authorities, including the U.S. Environmental Protection Agency (EPA) and analogous state agencies and the U.S. Department of Homeland Security, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, and the issuance of injunctions limiting or preventing some or all of our operations.

There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to our handling of the products we gather, transport, process, fractionate and store, air emissions related to our operations, historical industry operations, waste disposal practices, and the prior use of flow meters containing mercury. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA, and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of natural gas and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline and gathering systems pass and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites we operate are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.

Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows.

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

In addition, legislative and regulatory responses related to GHGs and climate change creates the potential for financial risk. The U.S. Congress and certain states have for some time been considering various forms of legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.

Numerous states have announced or adopted programs to stabilize and reduce GHGs. In addition, on December 7, 2009, the EPA issued a final determination that six GHGs are a threat to public safety and welfare. This determination could lead to the direct regulation of GHG emissions in our industry under the EPA’s interpretation of its authority and obligations under the CAA. The recent actions of the EPA and the passage of any federal or state climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital.

Certain environmental and other groups have suggested that additional laws and regulations may be needed to more closely regulate the hydraulic fracturing process commonly used in natural gas production. Legislation to further regulate hydraulic fracturing has been proposed in Congress and the U.S. Department of Interior has announced plans to formalize obligations for disclosure of chemicals associated with hydraulic fracturing on federal lands. In addition, some state and local authorities have considered or formalized new rules related to hydraulic fracturing and enacted moratoria on such activities. We cannot predict whether any federal, state or local legislation or regulation will be enacted in this area and if so, what its provisions would be. If additional levels of reporting, regulation and permitting were required, our operations and those of our customers could be adversely affected.

We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and any new capital costs incurred to comply with such changes may not be recoverable under our regulatory rate structure or our customer contracts. In addition, new environmental laws and regulations might adversely affect our products and activities, including drilling, processing, fractionation, storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.

If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and NGLs or to treat natural gas, our revenues could be adversely affected.

We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these pipelines or other facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to the pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas or NGL products to end use markets or to receive deliveries of mixed NGLs, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnect or in operations on third-party pipelines or facilities that would cause a material reduction in volumes transported on our pipelines or our gathering systems or processed, fractionated, treated or stored at our facilities could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our businesses are subject to complex government regulations. The operation of our businesses might be adversely affected by changes in these regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.

Existing regulations might be revised or reinterpreted, new laws and regulations might be adopted or become applicable to us, our facilities or our customers, and future changes in laws and regulations could have a material adverse effect on our financial condition, results of operations and cash flows. For example, several ruptures on third party pipelines have occurred recently. In response, various legislative and regulatory reforms associated with pipeline safety and integrity have been proposed, including reforms that would require increased periodic inspections, installation of additional valves and other equipment on our gas pipelines and subjecting additional pipelines (including gathering facilities) to more stringent regulation. Such reforms, if adopted, could significantly increase our costs.

Legal and regulatory proceedings and investigations relating to the energy industry have adversely affected our business and may continue to do so.

Public and regulatory scrutiny of the energy industry has resulted in increased regulation being either proposed or implemented. Such scrutiny has also resulted in various inquiries, investigations and court proceedings in which we are a named defendant. Both the shippers on our pipelines and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.

Certain inquiries, investigations and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of these ongoing inquiries and proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters against us including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.

The recently lifted drilling moratorium in the Gulf of Mexico and potentially more stringent regulations and permitting requirements on drilling in the Gulf of Mexico could adversely affect our results of operations, financial condition and cash flows.

The drilling moratorium in the Gulf of Mexico (in force from May to October 2010) impacted our production handling, gathering and transportation operations through production delays which reduced volumes of natural gas and oil delivered to our platform, pipeline and gathering facilities in 2010. In addition, the Bureau of Ocean Energy Management, Regulation and Enforcement continues to develop more stringent drilling and permitting requirements for producers in the Gulf of Mexico which could cause delays in production or new drilling. A significant decline or delay in production volumes in the Gulf of Mexico could adversely affect our operating results, financial condition and cash flows through reduced production handling activities, gathering and transportation volumes, processing activities or other midstream services.

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

Our assets and operations, including those located offshore, can be adversely affected by hurricanes, floods, earthquakes, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we have been unable to obtain insurance on commercially reasonable terms, or insurance has not been available at all. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.

Our customers’ energy needs vary with weather conditions. To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading either to increased investment or decreased revenues.

Acts of terrorism could have a material adverse effect on our financial condition, results of operations and cash flows.

Our assets and the assets of our customers and others may be targets of terrorist activities that could disrupt our business or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport or distribute natural gas, NGLs or other commodities. Acts of terrorism as well as events occurring in response to or in connection with acts of terrorism could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own property in 32 states plus the District of Columbia in the United States and in Argentina, Canada, Venezuela, and Colombia.

Williams Partners generally owns its facilities, although a substantial portion of the pipeline and gathering facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. In our Exploration & Production segment, the majority of our ownership interest is held as working interests in oil and gas leaseholds. In the Gulf of Mexico region, our Other segment owns a

5/6 interest in and is the operator of an ethane cracker at Geismar, Louisiana. It also owns ethane and propane pipeline systems and a refinery grade propylene splitter in Louisiana. Its Canadian operations include an oil sands off-gas processing plant located near Ft. McMurray, Alberta, an NGL/olefin fractionation facility at Redwater, Alberta, which is near Edmonton, Alberta, as well as a new butylene/butane splitter and hydro-treating facility.

Item 3.	Legal Proceedings

The information called for by this item is provided in Note 16 of the Notes to Consolidated Financial Statements of this report, which information is incorporated by reference into this item.

Executive Officers of the Registrant

The name, age, period of service, and title of each of our executive officers as of February 24, 2011, are listed below.

Alan S. Armstrong	Director, Chief Executive Officer, and President

Age: 48

Position held since January 2011.

Mr. Armstrong became a director, Chief Executive Officer, and President effective January 3, 2011. From February 2002 until January 2011 he was Senior Vice President, Midstream and acted as President of our Midstream business. From 1999 to February 2002, Mr. Armstrong was Vice President, Gathering and Processing for Midstream. From 1998 to 1999 he was Vice President, Commercial Development for Midstream. Mr. Armstrong serves as Chairman of the Board and Chief Executive Officer of Williams Partners GP LLC, the general partner of WPZ, where he was formerly Senior Vice President and a director from February 2010 and February 2005, respectively.

Randall L. Barnard	Senior Vice President, Gas Pipeline
Age: 52

Position held since February 2011.

Mr. Barnard acts as President of our Gas Pipeline business. Mr. Barnard served as Vice President of Natural Gas Market Development from July 2010 to February 2011. From April 2002 to July 2010, Mr. Barnard was Senior Vice President of Operations and Technical Service for Williams Gas Pipeline. From September 2000 to April 2002, he served as President of Williams International and Vice President and General Manager of Williams, and was a director and CEO of Apco Oil and Gas International Inc., formerly Apco Argentina. From June 1997 to September 2000, Mr. Barnard was General Manager of Williams International in Venezuela. Mr. Barnard is a director and Senior Vice President, Gas Pipeline, of Williams Partners GP LLC, the general partner of WPZ, Chairman of the Board of the Gas Technology Institute and is Vice Chair of the Common Ground Alliance.

James J. Bender	Senior Vice President and General Counsel
Age: 54

Position held since December 2002.

Prior to joining us, Mr. Bender was Senior Vice President and General Counsel with NRG Energy, Inc., a position held since June 2000, prior to which he was Vice President, General Counsel and Secretary of NRG Energy Inc. NRG Energy, Inc. filed a voluntary bankruptcy petition during 2003 and its plan of reorganization was approved in December 2003. Mr. Bender has served as the General Counsel of Williams Partners GP LLC, the general partner of WPZ since February 2005 and was General Counsel of Williams Pipeline GP LLC, the general partner of WMZ from August 2007 until its merger with WPZ in August 2010.

Donald R. Chappel	Senior Vice President and Chief Financial Officer
Age: 59

Position held since April 2003.

Prior to joining us, Mr. Chappel held various financial, administrative and operational leadership positions. Mr. Chappel also serves as Chief Financial Officer and a director of Williams Partners GP LLC, the general partner of WPZ. He was Chief Financial Officer from August 2007 and a director from January 2008 of Williams Pipeline GP LLC, the general partner of WMZ until its merger with WPZ in August 2010. Mr. Chappel is a director of SUPERVALU, Inc., Energy Insurance Mutual Limited, the Children’s Hospital Foundation at St. Francis and the Family & Children Services of Oklahoma.

Robyn L. Ewing	Senior Vice President and Chief Administrative Officer
Age: 55

Position held since April 2008.

From 2004 to 2008 Ms. Ewing was Vice President of Human Resources. Prior to joining Williams, Ms. Ewing worked at MAPCO, which merged with Williams in April 1998. She began her career with Cities Service Company in 1976.

Ralph A. Hill	Senior Vice President, Exploration & Production
Age: 51

Position held since December 1998.

Mr. Hill acts as President of our Exploration & Production business unit. He was Vice President of the Exploration & Production business from 1993 to 1998 as well as Senior Vice President Petroleum Services from 1998 to 2003. Mr. Hill serves as a director of Apco Oil and Gas International Inc. and Petrolera Entre Lomas S.A.

Rory L. Miller	Senior Vice President, Midstream
Age: 50

Position held since January 2011.

Mr. Miller acts as President of the Williams Partners midstream business. He was a Vice President of the Williams Partners midstream business from May 2004 to December 2011. Mr. Miller also serves as a director and Senior Vice President, Midstream of Williams Partners GP LLC, the general partner of WPZ.

Ted T. Timmermans	Vice President, Controller, and Chief Accounting Officer
Age: 54

Position held since July 2005.

Mr. Timmermans has served as Vice President, Controller & Chief Accounting Officer of Williams since July 2005. He served as Assistant Controller of Williams from April 1998 to July 2005. Mr. Timmermans is also Vice President, Controller & Chief

Accounting Officer of Williams Partners GP LLC, the general partner of WPZ and served as Chief Accounting Officer of Williams Pipeline Partners GP LLC, the general partner of WMZ from January 2008 until its merger with WPZ in August 2010.

Phillip D. Wright	Senior Vice President, Corporate Development
Age: 55

Position held since February 2011.

Mr. Wright has served as Senior Vice President, Corporate Development since February 2011. He served as Senior Vice President, Gas Pipeline and acted as President of our Gas Pipeline business from January 2005 to February 2011. From October 2002 to January 2005, he served as Chief Restructuring Officer. From September 2001 to October 2002, Mr. Wright served as President and Chief Executive Officer of our subsidiary, Williams Energy Services, LLC. From 1996 until September 2001, he was Senior Vice President, Enterprise Development and Planning for our energy services group. Mr. Wright served as a director and Chief Operating Officer of Williams Pipeline GP LLC, the general partner of WMZ until its merger with WPZ in August 2010 and was a director and Senior Vice President, Gas Pipeline, of Williams Partners GP LLC, the general partner of WPZ from January 2010 to February 2011.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “WMB.” At the close of business on February 21, 2011, we had approximately 10,032 holders of record of our common stock. The high and low sales price ranges (New York Stock Exchange composite transactions) and dividends declared by quarter for each of the past two years are as follows:

	2010			2009
Quarter	High	Low	Dividend	High	Low	Dividend

1st	$23.76	$19.51	$0.11	$16.87	$9.52	$0.11
2nd	$24.66	$18.16	$0.125	$17.99	$11.30	$0.11
3rd	$21.00	$17.53	$0.125	$19.21	$13.59	$0.11
4th	$24.89	$18.88	$0.125	$21.54	$16.57	$0.11

Some of our subsidiaries’ borrowing arrangements may limit the transfer of funds to us. These terms have not impeded, nor are they expected to impede, our ability to pay dividends.

Performance Graph

Set forth below is a line graph comparing our cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return of the S&P 500 Stock Index and the Bloomberg U.S. Pipeline Index for the period of five fiscal years commencing January 1, 2006. The Bloomberg U.S. Pipeline Index is composed of El Paso, Enbridge, Spectra Energy, TransCanada Corp. and Williams. The graph below assumes an investment of $100 at the beginning of the period.

Cumulative Total Shareholder Return

	2005	2006	2007	2008	2009	2010
The Williams Companies, Inc.	100.0	114.4	158.6	65.3	97.8	117.4
S&P 500 Index	100.0	115.8	122.1	77.0	97.3	112.0
Bloomberg U.S. Pipelines Index	100.0	115.9	137.4	84.0	119.0	146.3

Item 6.	Selected Financial Data

The following financial data at December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.

	2010	2009	2008	2007	2006
	(Millions, except per-share amounts)

Revenues	$9,616	$8,255	$11,890	$10,239	$9,144
Income (loss) from continuing operations(1)	(916)	584	1,467	910	366
Income (loss) from discontinued operations(2)	(6)	(223)	125	170	(17)
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	(1,091)	438	1,306	829	332
Income (loss) from discontinued operations	(6)	(153)	112	161	(23)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(1.87)	.75	2.21	1.37	.55
Income (loss) from discontinued operations	(0.01)	(0.26)	0.19	0.26	(0.04)
Total assets at December 31	24,972	25,280	26,006	25,061	25,402
Short-term notes payable and long-term debt due within one year at December 31	508	17	18	108	358
Long-term debt at December 31	8,600	8,259	7,683	7,580	7,410
Stockholders’ equity at December 31	7,288	8,447	8,440	6,375	6,073
Cash dividends declared per common share	0.485	.44	.43	.39	.345

(1)	Loss from continuing operations for 2010 includes $648 million of pre-tax costs associated with our restructuring, as well as approximately $1.7 billion of impairment charges related to goodwill and certain properties at Exploration & Production. See Note 4 of Notes to Consolidated Financial Statements for further discussion of asset sales, impairments, and other accruals in 2010, 2009, and 2008. Income from continuing operations for 2006 includes a $73 million charge for a litigation contingency and a $167 million charge for a securities litigation settlement and related costs.

(2)	See Note 2 of Notes to Consolidated Financial Statements for the analysis of the 2010, 2009, and 2008 income (loss) from discontinued operations. The discontinued operations results for 2007 includes our former power business and our discontinued Venezuela operations. The discontinued operations results for 2006 includes our former power business, discontinued Venezuela operations, as well as amounts associated with our former chemical fertilizer business, a former exploration business, our former Alaska refinery, and our former distributive power business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are primarily an integrated natural gas company engaged in finding, producing, gathering, processing, and transporting natural gas. Our operations are located principally in the United States and are organized into the following segments as of December 31, 2010: Williams Partners, Exploration & Production, and Other. (See Note 1 of Notes to Consolidated Financial Statements and Part I, Item 1 for further discussion of these segments.)

Unless indicated otherwise, the following discussion and analysis of critical accounting estimates, results of operations, and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this document.

Change in Structure and Dividend Increase

On February 16, 2011, we announced that our Board of Directors approved pursuing a plan to separate the company into two standalone, publicly traded corporations. The plan calls for the separation of our exploration and production business into a publicly traded company via an initial public offering of up to 20 percent of our interest in the third quarter of 2011. We intend to complete the offering so that it preserves our ability to complete a tax-free spinoff of our remaining ownership in the exploration and production business to Williams’ shareholders in 2012, after which Williams would continue as a premier natural gas infrastructure company. We retain the discretion to determine whether and when to execute the spinoff.

Additionally, we intend to increase the quarterly dividend paid to our shareholders, with an initial increase of 60 percent (to $0.20 per share), for the first quarter of 2011 payable in June 2011.

Management believes these actions will serve to enhance the growth potential and overall valuation of our assets.

Overview of 2010

The effects of the severe economic recession during late 2008 and 2009 have eased during 2010. Crude oil and NGL prices have returned to attractive levels, but natural gas prices have remained low. Natural gas prices have remained low and forward natural gas prices have declined, primarily as a result of significant increases in near- and long-term supplies, which have outpaced near-term demand growth. The decline in forward natural gas prices contributed significantly to impairments recorded by our Exploration & Production segment in the third quarter of 2010. However, lower natural gas prices, along with strong NGL prices and ethane demand, contributed to improved results in our midstream businesses. Abundant and low-cost natural gas reserves in the United States are driving strong demand for midstream and pipeline infrastructure. Objectives and highlights of our plan for 2010 include:

Objectives	Highlights
Continuing to invest in our gathering and processing and interstate natural gas pipeline systems.	We invested $1 billion in capital and investment expenditures in our midstream businesses and also invested $473 million in capital expenditures in our gas pipelines during 2010.
Continuing to invest in our natural gas production development.	We invested $2.8 billion in drilling activity and acquisitions in Exploration & Production, including $1.7 billion related to acquisitions in the Bakken and Marcellus Shale areas.
Retaining the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions, as well as seizing attractive opportunities.	During 2010, our Williams Partners and Exploration & Production segments seized growth opportunities to expand in the Marcellus Shale, while Exploration & Production further diversified into oil production with an acquisition in North Dakota’s Bakken Shale. (See further discussion in Other Significant 2010 Events.) These expenditures were funded through cash flow from operations, debt and equity offerings at WPZ, and cash on hand, while maintaining our desired level of liquidity of at least $1 billion from cash and cash equivalents and unused revolving credit facilities.

Our 2010 income (loss) from continuing operations attributable to The Williams Companies, Inc. changed unfavorably by $1.5 billion compared to 2009. This decrease is primarily reflective of a $1 billion full impairment charge related to goodwill at Exploration & Production and $678 million of pre-tax charges associated with impairments of certain producing properties and acquired unproved reserves at Exploration & Production during the third quarter of 2010. Additionally, we had $648 million of pre-tax costs associated with our 2010 restructuring, including $606 million of early debt retirement costs. Partially offsetting these costs is the impact of an improved energy commodity price environment in 2010 compared to 2009. See additional discussion in Results of Operations.

Our net cash provided by operating activities for 2010 increased $79 million compared to 2009, primarily due to the improvement in the energy commodity price environment during the year. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Liquidity.

Other Significant 2010 Events

On February 17, 2010, we completed a strategic restructuring that involved contributing certain of our wholly and partially owned subsidiaries to WPZ, our consolidated master limited partnership, and restructuring our debt (see Note 11 of Notes to Consolidated Financial Statements).

In May 2010, Exploration & Production announced a major acreage acquisition in the Marcellus Shale located in northeast Pennsylvania. In July 2010, the purchase was completed for $599 million, including closing adjustments. (See Results of Operations — Segments, Exploration & Production.)

On May 24, 2010, WPZ and WMZ entered into a merger agreement providing for the merger of WMZ and WPZ. On August 31, 2010, the WMZ unitholders approved the proposed merger between the two master limited partnerships and the merger was completed.

In July 2010, we notified our partner in the Overland Pass Pipeline Company LLC (OPPL) of our election to exercise our option to purchase an additional ownership interest, which provides us with a 50 percent ownership interest in OPPL, for approximately $424 million. This transaction was completed on September 9, 2010, primarily with proceeds from WPZ’s credit facility. (See Results of Operations — Segments, Williams Partners.) Additionally, WPZ completed an equity offering resulting in net proceeds of $437 million, which were used to reduce the borrowing under WPZ’s credit facility.

In October 2010, we filed an application with the Federal Energy Regulatory Commission (FERC) to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $219 million. The project is expected to be phased into service in September 2012 and June 2013, with an increase in capacity of 225 Mdt/d.

In November 2010, WPZ acquired a business from Exploration & Production represented by certain gathering and processing assets in Colorado’s Piceance basin, for $702 million in cash, approximately 1.8 million of WPZ common units and an increase in the capital account of its general partner to allow us to maintain our 2 percent general partner interest. (See Note 1 of Notes to Consolidated Financial Statements.)

In November 2010, WPZ completed a public offering of $600 million of its 4.125 percent senior notes due 2020. WPZ used the net proceeds from the offering to fund a portion of the cash consideration paid for the previously described gathering and processing assets in the Piceance basin. (See further discussion in Results of Operations — Segments, Williams Partners.)

In December 2010, WPZ acquired a midstream business in Pennsylvania’s Marcellus Shale for $150 million. (See further discussion in Results of Operations — Segments, Williams Partners.)

In December 2010, Exploration & Production acquired a company that holds a major acreage position (approximately 85,800 net acres) in North Dakota’s Bakken Shale oil play that will diversify our interests into light, sweet crude oil production. The purchase price was approximately $949 million, including closing adjustments.

In December 2010, WPZ completed a public offering of 8 million of its common units, representing limited-partner interests. WPZ used the net proceeds from the common unit public offering for repayment of a $200 million borrowing under the partnership’s credit facility, as well as funding a portion of the consideration for the acquisition of midstream assets in Pennsylvania’s Marcellus Shale. We made a cash contribution to WPZ in order to maintain our 2 percent general partner interest in the partnership. As a result of the offering, our limited partner interest in the partnership was reduced to 73 percent. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Liquidity.

Outlook for 2011

We believe we are well positioned to execute on our 2011 business plan and to capture attractive growth opportunities. Economic and commodity price indicators for 2011 and beyond reflect continued improvement in the economic environment. However, given the potential volatility of these measures, it is reasonably possible that the economy could worsen and/or commodity prices could decline, negatively impacting future operating results and increasing the risk of nonperformance of counterparties or impairments of long-lived assets.

As a result of our 2010 restructuring, as previously discussed, we are better positioned to drive additional organic growth and aggressively pursue value-adding growth opportunities. Our structure is designed to lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions.

We continue to operate with a focus on increasing Economic Value Added® (EVA®)1 and invest in our businesses in a way that meets customer needs and enhances our competitive position by:

•	Continuing to invest in and grow our gathering and processing, interstate natural gas pipeline systems, and natural gas and oil drilling;

1 Economic Value Added® (EVA®) is a registered trademark of Stern, Stewart & Co. This tool considers both financial earnings and a cost of capital in measuring performance. We look for opportunities to improve EVA® because we believe there is a strong correlation between EVA® improvement and creation of shareholder value.

•	Retaining the flexibility to adjust somewhat our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Potential risks and/or obstacles that could impact the execution of our plan include:

•	Lower than anticipated energy commodity prices;

•	Lower than expected levels of cash flow from operations;

•	Availability of capital;

•	Counterparty credit and performance risk;

•	Decreased drilling success at Exploration & Production;

•	Decreased volumes from third parties served by our midstream businesses;

•	General economic, financial markets, or industry downturn;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms for which our aggregate insurance policy limit is $75 million in the event of a material loss.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. We have reviewed the selection, application, and disclosure of these critical accounting estimates with our Audit Committee. We believe that the nature of these estimates and assumptions is material due to the subjectivity and judgment necessary, or the susceptibility of such matters to change, and the impact of these on our financial condition or results of operations.

Impairments of Goodwill and Long-Lived Assets

We have assessed goodwill for impairment annually as of the end of the year and we have performed interim assessments of goodwill if impairment triggering events or circumstances were present. One such triggering event is a significant decline in forward natural gas prices. During the first and second quarter of 2010, we evaluated the impact of declines in forward gas prices across all future production periods and determined that the impact was not significant enough to warrant a full impairment review. Forward natural gas prices through 2025 used in these prior analyses had declined less than 10 percent, on average, from December 31, 2009 through March 31, 2010 and June 30, 2010. During the third quarter of 2010, these forward natural gas prices through 2025 declined an additional 19 percent for a total year-to-date decline of more than 22 percent on average through September 30, 2010. Based on forward prices as of September 30, 2010, we evaluated the impact of this decline across all future production periods and determined that a full impairment review was warranted.

As a result, we evaluated our goodwill of approximately $1 billion resulting from a 2001 acquisition at Exploration & Production related to its domestic natural gas production operations (the reporting unit). Our impairment evaluation of goodwill first considered our management’s estimate of the fair value of the reporting unit compared to its carrying value, including goodwill. If the carrying value of the reporting unit exceeded its fair value, a computation of the implied fair value of the goodwill was compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in the amount of the excess. Because quoted market prices were not available for the reporting unit, management applied reasonable judgments (including market supported assumptions when available) in estimating the fair value for the reporting unit. We estimated the fair value of the reporting unit on a stand-alone basis and also considered our market capitalization and third party estimates in corroborating our estimate of the fair value of the reporting unit.

The fair value of the reporting unit was estimated primarily by valuing proved and unproved reserves. We use an income approach (discounted cash flows) for valuing reserves. The significant inputs into the valuation of proved and unproved reserves include reserve quantities, forward natural gas prices, anticipated drilling and operating costs, anticipated production curves, income taxes, and appropriate discount rates. To estimate the fair value of the reporting unit and the implied fair value of goodwill under a hypothetical acquisition of the reporting unit, we assumed a tax structure where a buyer would obtain a step-up in the tax basis of the net assets acquired.

In our assessment as of September 30, 2010, the carrying value of the reporting unit, including goodwill, exceeded its fair value. We then determined that the implied fair value of the goodwill was zero. As a result, we recognized a full $1 billion impairment charge related to Exploration & Production’s goodwill. See Note 4 and Note 14 of Notes to Consolidated Financial Statements for additional discussion and significant inputs into the fair value determination.

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

As a result of significant declines in forward natural gas prices during the third quarter of 2010, we assessed Exploration & Production’s natural gas producing properties and acquired unproved reserve costs for impairment using estimates of future cash flows. Significant judgments and assumptions in these assessments include estimates of natural gas reserves quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs, and our estimate of an applicable discount rate commensurate with risk of the underlying cash flow estimates. The assessment performed at September 30, 2010 identified certain properties with a carrying value in excess of their calculated fair values. As a result, we recognized a $678 million impairment charge. See Note 4 and Note 14 of Notes to Consolidated Financial Statements for additional discussion and significant inputs into the fair value determination.

In addition to those long-lived assets described above for which impairment charges were recorded, certain others were reviewed for which no impairment was required. These reviews included Exploration & Production’s other domestic producing properties and acquired unproved reserve costs, and utilized inputs generally consistent with those described above. Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. For Exploration & Production’s other producing assets reviewed, but for which impairment charges were not recorded, we estimate that approximately 10 percent could be at risk for impairment if forward prices across all future periods decline by approximately 8 to 11 percent, on average, as compared to the forward prices at December 31, 2010. A substantial portion of the remaining carrying value of these other assets (primarily related to Exploration & Production’s assets in the Piceance basin) could be at risk for impairment if forward prices across all future periods decline by at least 30 percent, on average, as compared to the prices at December 31, 2010.

Accounting for Derivative Instruments and Hedging Activities

We review our energy contracts to determine whether they are derivatives or contain derivatives. We further assess the appropriate accounting method for any derivatives identified, which could include:

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

Since our energy derivative contracts could be accounted for in three different ways, two of which are elective, our accounting method could be different from that used by another party for a similar transaction. Furthermore, the accounting method may influence the level of volatility in the financial statements associated with changes in the fair value of derivatives, as generally depicted below:

	Consolidated Statement of Operations		Consolidated Balance Sheet
Accounting Method	Drivers	Impact	Drivers	Impact

Accrual Accounting	Realizations	Less Volatility	None	No Impact
Cash Flow Hedge Accounting	Realizations & Ineffectiveness	Less Volatility	Fair Value Changes	More Volatility
Mark-to-Market Accounting	Fair Value Changes	More Volatility	Fair Value Changes	More Volatility

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

Oil- and Gas-Producing Activities

We use the successful efforts method of accounting for our oil- and gas-producing activities. Estimated natural gas and oil reserves and forward market prices for oil and gas are a significant part of our financial calculations. Following are examples of how these estimates affect financial results:

•	An increase (decrease) in estimated proved oil and gas reserves can reduce (increase) our unit-of-production depreciation, depletion, and amortization rates.

•	Changes in oil and gas reserves and forward market prices both impact projected future cash flows from our oil and gas properties. This, in turn, can impact our periodic impairment analyses.

The process of estimating natural gas and oil reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering, and economic data. After being estimated internally, approximately 94 percent of our domestic reserve estimates are audited by independent experts. (See Part I, Item 1 for further discussion.) The data may change substantially over time as a result of numerous factors, including additional development cost and activity, evolving production history, and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates could occur from time to time. Such changes could trigger an impairment of our oil and gas properties and have an impact on our depreciation, depletion, and amortization expense prospectively. For example, a change of approximately 10 percent in our total oil and gas reserves could change our annual depreciation, depletion, and amortization expense between approximately $77 million and $94 million. The actual impact would depend on the specific basins impacted and whether the change resulted from proved developed, proved undeveloped, or a combination of these reserve categories.

Forward market prices, which are utilized in our impairment analyses, include estimates of prices for periods that extend beyond those with quoted market prices. This forward market price information is consistent with that generally used in evaluating our drilling decisions and acquisition plans. These market prices for future periods impact the production economics underlying oil and gas reserve estimates. The prices of natural gas and oil are volatile and change from period to period, thus impacting our estimates. Significant unfavorable changes in the forward price curve could result in an impairment of our oil and gas properties.

Contingent Liabilities

We record liabilities for estimated loss contingencies, including environmental matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates and upon advice of legal counsel, engineers, or other third parties regarding the probable outcomes of the matter. Areas of significance include certain royalty-related and other litigated matters, as well as environmental matters. As new developments occur or more information becomes available, our assumptions and estimates of these liabilities may change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period. See Note 16 of Notes to Consolidated Financial Statements.

Valuation of Deferred Tax Assets and Tax Contingencies

We have deferred tax assets resulting from certain investments and businesses that have a tax basis in excess of the book basis and from tax carry-forwards generated in the current and prior years. We must evaluate whether we will ultimately realize these tax benefits and establish a valuation allowance for those that may not be realizable. This evaluation considers tax planning strategies, including assumptions about the availability and character of future taxable income. When assessing the need for a valuation allowance, we consider forecasts of future company performance, the estimated impact of potential asset dispositions, and our ability and intent to execute tax planning strategies to utilize tax carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by potential changes in jurisdictional income tax laws and the circumstances surrounding the actual realization of related tax assets, including the impact of organizational or structural changes.

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

	Benefit Expense		Benefit Obligation
	One-Percentage-	One-Percentage-	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease	Point Increase	Point Decrease
	(Millions)

Pension benefits:
Discount rate	$(10)	$11	$(133)	$158
Expected long-term rate of return on plan assets	(10)	10	—	—
Rate of compensation increase	3	(3)	14	(12)
Other postretirement benefits:
Discount rate	(3)	3	(35)	43
Expected long-term rate of return on plan assets	(2)	2	—	—
Assumed health care cost trend rate	5	(4)	39	(32)

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

The capital markets continued to improve in 2010 and the benefit plans’ assets reflect this improvement. While the 2010 investment performance was greater than our expected rates of return, the expected rates of return on plan assets are long-term in nature and are not significantly impacted by short-term market performance. Changes to our asset allocation would also impact these expected rates of return. Our expected long-term rate of return on plan assets used for our pension plans had been 7.75 percent since 2006. In 2010, we reduced our expected long-term rate of return on pension plan assets to 7.5 percent. This reduction was implemented due to changes in long-term capital market expectations and our intent to slightly reduce the equity exposure and increase the fixed income exposure in the investment portfolio. The 2010 actual return on plan assets for our pension plans was a gain of approximately 12.9 percent. The ten-year average rate of return on pension plan assets through December 2010 was approximately 3.3 percent and is largely affected by the approximately 34.1 percent loss experienced in 2008.

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

Fair Value Measurements

A limited amount of our energy derivative assets and liabilities trade in markets with lower availability of pricing information requiring us to use unobservable inputs and are considered Level 3 in the fair value hierarchy. At December 31, 2010, less than 1 percent of our energy derivative assets and liabilities measured at fair value on a recurring basis are included in Level 3. For Level 2 transactions, we do not make significant adjustments to observable prices in measuring fair value as we do not generally trade in inactive markets.

The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At December 31, 2010, the credit reserve is less than $1 million on both our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.

At December 31, 2010, 89 percent of the fair value of our derivatives portfolio expires in the next 12 months and more than 99 percent expires in the next 24 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.

The instruments included in Level 3 at December 31, 2010, consist of natural gas index transactions that are used to manage the physical requirements of our Exploration & Production segment. The change in the overall fair value of instruments included in Level 3 primarily results from changes in commodity prices.

Exploration & Production has an unsecured credit agreement through December 2015 with certain banks that, so long as certain conditions are met, serves to reduce our usage of cash and other credit facilities for margin requirements related to instruments included in the facility.

For the years ended December 31, 2010 and 2009, we recognized impairments of certain assets that were measured at fair value on a nonrecurring basis. These impairment measurements are included in Level 3 as they include significant unobservable inputs, such as our estimate of future cash flows and the probabilities of alternative scenarios. (See Note 14 of Notes to Consolidated Financial Statements.)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2010. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Years Ended December 31,
		$ Change	% Change		$ Change	% Change
		from	from		from	from
	2010	2009*	2009*	2009	2008*	2008*	2008
	(Millions)

Revenues	$9,616	+1,361	+16%	$8,255	− 3,635	−31%	$11,890
Costs and expenses:
Costs and operating expenses	7,185	−1,104	−18%	6,081	+ 2,695	+31%	8,776
Selling, general and administrative expenses	498	+14	+3%	512	−8	−2%	504
Impairments of goodwill and long-lived assets	1,692	−1,672	NM	20	+ 133	+87%	153
Other (income) expense — net	(24)	+21	NM	(3)	−222	−99%	(225)
General corporate expenses	221	−57	−35%	164	−15	−10%	149

Total costs and expenses	9,572			6,774			9,357

Operating income (loss)	44			1,481			2,533
Interest accrued — net	(581)	+4	+1%	(585)	−8	−1%	(577)
Investing income — net	209	+163	NM	46	−143	−76%	189
Early debt retirement costs	(606)	−605	NM	(1)	—	—	(1)
Other income (expense) — net	(12)	−14	NM	2	+ 2	NM	—

Income (loss) from continuing operations before income taxes	(946)			943			2,144
Provision (benefit) for income taxes	(30)	+389	NM	359	+ 318	+47%	677

Income (loss) from continuing operations	(916)			584			1,467
Income (loss) from discontinued operations	(6)	+217	+97%	(223)	−348	NM	125

Net income (loss)	(922)			361			1,592
Less: Net income attributable to noncontrolling interests	175	−99	−130%	76	+ 98	+56%	174

Net income (loss) attributable to The Williams Companies, Inc.	$(1,097)			$285			$1,418

*	+ = Favorable change; − = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

2010 vs. 2009

The increase in revenues is primarily due to higher marketing and NGL production revenues due to higher average energy commodity prices at Williams Partners. Additionally, Exploration & Production gas management and production revenues increased reflecting an increase in average natural gas prices, partially offset by a decrease in production volumes sold. NGL and olefin production revenues at Other also increased due to higher average per-unit prices.

The increase in costs and operating expenses is primarily due to increased marketing purchases and NGL production costs at Williams Partners, reflecting higher average energy commodity prices. Exploration & Production costs increased primarily due to increased average natural gas prices associated with gas management activities. Additionally, NGL and olefin production costs at Other increased due to higher average per-unit feedstock costs.

Impairments of goodwill and long-lived assets in 2010 primarily includes a $1 billion impairment of goodwill and $678 million of impairments of certain producing properties and acquired unproved reserves at Exploration & Production.

Impairments of goodwill and long-lived assets in 2009 includes $20 million impairment of certain producing properties and acquired unproved reserves at Exploration & Production.

Other (income) expense — net within operating income (loss) in 2010 includes:

•	$18 million of involuntary conversion gains at Williams Partners due to insurance recoveries that are in excess of the carrying value of assets;

•	A $12 million gain on the sale of certain assets at Williams Partners;

•	A $10 million accrual of a regulatory liability related to overcollection of certain employee expenses at Williams Partners.

Other (income) expense — net within operating income (loss) in 2009 includes:

•	A $40 million gain on the sale of our Cameron Meadows NGL processing plant at Williams Partners;

•	$32 million of penalties from the early termination of certain drilling rig contracts at Exploration & Production.

General corporate expenses in 2010 includes $45 million of transaction costs associated with our strategic restructuring transaction.

The unfavorable change in operating income (loss) is primarily due to $1.7 billion of impairment charges in 2010 at Exploration & Production and $45 million of transaction costs in 2010 associated with our strategic restructuring transaction. The unfavorable change is partially offset by an improved energy commodity price environment in 2010 compared to 2009 and the favorable change in other (income) expense — net.

The increase in investing income — net is primarily due to the absence of a $75 million impairment charge in 2009 and a $43 million gain in 2010 on the sale of our 50 percent interest in Accroven at Other, a $27 million increase in equity earnings, primarily at Williams Partners, and the absence of an $11 million impairment charge in 2009 of a cost-based investment at Exploration & Production.

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

Net income attributable to noncontrolling interests increased reflecting higher results, primarily at WPZ, due to an improved energy commodity price environment in 2010 compared to 2009 as well as the impact of the first-quarter 2009 impairments and related charges associated with our discontinued Venezuela operations.

2009 vs. 2008

Our consolidated results in 2009 declined significantly compared to 2008. These results reflect a rapid decline in energy commodity prices that began in the fourth quarter of 2008 as a result of the weakened economy. Energy commodity prices generally improved during 2009, but not to levels experienced early in 2008.

The decrease in revenues is primarily due to decreased gas management and production revenues at Exploration & Production, reflecting a decrease in average natural gas prices, partially offset by an increase in production volumes sold. NGL production and marketing revenues at Williams Partners, as well as NGL and olefin production revenues at Other, also decreased reflecting lower average prices.

The decrease in costs and operating expenses is primarily due to decreased costs at Exploration & Production reflecting a decrease in average natural gas prices associated with gas management activities, as well as decreased marketing purchases and decreased costs associated with our NGL production businesses at Williams Partners. In addition, NGL and olefin production costs at Other decreased primarily due to lower average per-unit feedstock costs.

Impairments of goodwill and long-lived assets in 2008 includes $143 million of impairments of certain producing properties at Exploration & Production and $10 million of impairments of certain gathering and transportation assets at Williams Partners.

Other (income) expense — net within operating income (loss) in 2008 includes:

•	Gain of $148 million on the sale of our Peru interests at Exploration & Production;

•	Net gains of $39 million on foreign currency exchanges at Other;

•	Income of $32 million related to the partial settlement of our Gulf Liquids litigation at Other;

•	Gain of $10 million on the sale of certain south Texas assets at Williams Partners;

•	Income of $17 million resulting from involuntary conversion gains at Williams Partners;

•	Expense of $23 million related to project development costs at Williams Partners.

General corporate expenses increased primarily due to an increase in employee-related expenses, partially offset by a decrease in outside services.

The decrease in operating income (loss) generally reflects an overall unfavorable energy commodity price environment in 2009 compared to 2008 and other changes as previously discussed.

The decrease in investing income — net is primarily due to a $75 million impairment charge in 2009 of our 50 percent interest in Accroven at Other and an $11 million impairment charge in 2009 of a cost-based investment at Exploration & Production. (See Note 3 of Notes to Consolidated Financial Statements.) A decrease in interest income, primarily due to lower average interest rates in 2009 compared to 2008, also contributed to the decrease in investing income — net.

Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income. See Note 5 of Notes to Consolidated Financial Statements for a reconciliation of the effective tax rates compared to the federal statutory rate for both years.

See Note 2 of Notes to Consolidated Financial Statements for a discussion of the items in income (loss) from discontinued operations.

Net income attributable to noncontrolling interests decreased reflecting the first-quarter 2009 impairments and related charges associated with our discontinued Venezuela operations (see Note 2 of Notes to Consolidated Financial Statements) and the decline in WPZ’s operating results primarily driven by lower NGL margins.

Results of Operations — Segments

Williams Partners

Our Williams Partners segment includes WPZ, our consolidated master limited partnership, which includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering and processing and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain and Gulf Coast regions of the United States. As of December 31, 2010, we currently own approximately 75 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.

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

Williams Partners’ interstate transmission and related storage activities are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established through the FERC’s ratemaking process. Changes in commodity prices and volumes transported have little near-term impact on revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates.

Overview of 2010

Significant events during 2010 include the following:

Echo Springs Plant Expansion

New capacity from our expansion of the Echo Springs facility began service in the fourth quarter of 2010. The addition of the fourth cryogenic processing train added approximately 350 MMcf/d of processing capacity and 30 Mbbls/d of NGL production capacity, nearly doubling Echo Spring’s capacities in both cases. Approximately 70 MMcf/d of production from Exploration & Production in the Piceance basin is currently being processed at the Echo Springs facility for a volumetric-based fee. While a slow-down in Wamsutter area drilling has resulted in some unused capacity, we are exploring ways to bring more natural gas to this facility in the coming year.

Marcellus Shale Gathering Asset Acquisition

In the fourth quarter of 2010 we acquired a gathering business in Pennsylvania’s Marcellus Shale in the Appalachian basin for $150 million. The business includes 75 miles of gathering pipelines and two compressor stations which currently gathers approximately 235 MMcf/d. We have agreed to a new long-term dedicated gathering agreement with the seller for its production in the northeast Pennsylvania area of the Marcellus Shale. The acquired system will connect into the Transco pipeline through our Springville gathering pipeline, currently under construction in the Appalachian basin.

Piceance Acquisition

During the fourth quarter of 2010, we completed the purchase of certain gathering and processing assets in the Piceance basin from Exploration & Production as discussed in Note 1 of Notes to Consolidated Financial Statements. In conjunction with this purchase, we entered into a gathering and processing agreement with Exploration & Production, such that future gathering and processing revenues will be at a higher, market-based rate. Prior periods reflect gathering and processing revenues at an internal cost of service rate.

Perdido Norte

Our Perdido Norte project, in the western deepwater of the Gulf of Mexico, began start-up of operations late in the first quarter of 2010. The project includes a 200 MMcf/d expansion of our onshore Markham gas processing facility and a total of 179 miles of deepwater oil and gas lines that expand the scale of our existing infrastructure. Shortly after an initial startup, during the second quarter, production was suspended by the operator of the deepwater producing platforms to address facility issues and the third quarter was impacted by further delays. While these issues have been resolved and both oil and gas production is currently flowing, production has been impacted in part by the drilling moratorium and the producer’s technical issues, and has not increased as quickly as expected. We anticipate volumes to increase significantly, however, during 2011.

Impact of Gulf Oil Spill

Our transportation and processing assets in the Gulf of Mexico were not physically impacted by the Deepwater Horizon oil spill. Operations are normal at all facilities, and we did not experience any operational or logistical issues that hindered the safety of our employees or facilities. The drilling moratorium, in force from May to October, in the Gulf of Mexico impacted the financial performance of our operations through production delays which reduced natural gas and oil growth volumes in 2010. Protracted delays in permitting and drilling could continue to impact our future growth volumes. While we continue to carefully monitor the events and business environment in the Gulf of Mexico for potential negative impacts, we also continue to pursue major expansion and growth opportunities in that region.

Overland Pass Pipeline

In September 2010, we completed the $424 million acquisition of an additional 49 percent ownership interest in OPPL, which increased our ownership interest to 50 percent. In 2006, we entered into an agreement to develop new pipeline capacity for transporting NGLs from production areas in the Rocky Mountain area to central Kansas. Our partner reimbursed us for the development costs we had incurred for the proposed pipeline and acquired 99 percent of the pipeline. We retained a 1 percent interest and the option to increase our ownership to 50 percent within two years of the pipeline becoming operational in November of 2008. As long as we retain a 50 percent ownership interest in OPPL, we have the right to become operator. We have notified our partner of our intent to operate and are currently working on an early 2011 transition. Work is also under way to determine optimal expansions to serve producers in the OPPL corridor. OPPL includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Joules basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term shipping agreement.

Volatile commodity prices

Average per-unit NGL margins in 2010 are significantly higher than in 2009, benefiting from a period of increasing average NGL prices while abundant natural gas supplies limited the increase in natural gas prices. Benefits from favorable natural gas price differentials in the Rocky Mountain area have narrowed since the second quarter of 2009 such that our realized per-unit margins are only slightly greater than that of the industry benchmarks for natural gas processed in the Henry Hub area and for liquids fractionated and sold at Mont Belvieu, Texas.

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

Mobile Bay South project

In May 2010, a compression facility in Alabama allowing natural gas pipeline transportation service to various southbound delivery points was placed into service. The cost of the project was $32 million and increased capacity by 254 thousand dekatherms per day (Mdt/d).

Sundance Trail project

In November 2009, approval was received from the FERC to construct approximately 16 miles of 30-inch pipeline between existing compressor stations in Wyoming. The project also includes an upgrade to the existing compressor station. The total estimated cost of the project is approximately $50 million. The project was placed in service in November 2010 with an increase in capacity of 150 Mdt/d.

Outlook for 2011

The following factors could impact our business in 2011.

Commodity price changes

•	We expect our average per-unit NGL margins in 2011 to be higher than our rolling five-year average per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude and natural gas prices are highly volatile and difficult to predict. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

Gathering, processing, and NGL sales volumes

•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities.

•	We anticipate growth in our onshore businesses’ gas gathering and processing volumes as our infrastructure grows to support drilling activities in the Piceance and Appalachian basins. However, we anticipate no change or slight declines in basins in the Rocky Mountain and Four Corners areas due to reduced drilling activity. Due to the high proportion of fee-based processing agreements in the Piceance basin, we anticipate only a slight increase in NGL equity sales volumes.

•	In our Gulf Coast businesses, we expect higher gas gathering, processing and crude transportation volumes as our Perdido Norte pipelines move into a full year of operation and other in-process drilling is completed. However, permitting and production delays related to the drilling moratorium which was in force from May to October, 2010 continue to hamper growth. While we expect an overall increase in processed gas volumes in 2011, NGL equity volumes are expected to be lower as we anticipate a major contract to change from keep-whole to fee-based processing.

Expansion projects

We have planned capital and investment expenditures of $1,090 million to $1,370 million in 2011 including expenditures related to our newly acquired gathering system in the Marcellus Shale as well as our Laurel Mountain Midstream, LLC (Laurel Mountain) equity investment. We also plan to pursue major expansion and growth opportunities in the Gulf of Mexico, as well as in the Piceance basin in conjunction with both Exploration & Production’s and third-party drilling programs. The ongoing major expansion projects include:

85 North

An expansion of our existing natural gas transmission system from Alabama to various delivery points as far north as North Carolina. The cost of the project is estimated to be approximately $236 million. Phase I service was placed into service in July 2010 and increased capacity by 90 Mdt/d. Phase II service is anticipated to begin in May 2011 and will increase capacity by 219 Mdt/d.

Mobile Bay South II

Additional compression facilities and modifications to existing facilities in Alabama allowing natural gas transportation service to various southbound delivery points. In July 2010, we received approval from the U.S. Federal Energy Regulatory Commission. Construction began in October 2010 and is estimated to cost $35 million. The estimated project in-service date is May 2011 and will increase capacity by 380 Mdt/d.

Mid-South

In October 2010, we filed an application with the FERC to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $219 million. The project is expected to be phased into service in September 2012 and June 2013, with an increase in capacity of 225 Mdt/d.

Mid-Atlantic Connector

In November 2010, we filed an application with the FERC to expand our existing natural gas transmission system from North Carolina to markets as far downstream as Maryland. The cost of the project is estimated to be $55 million and will increase capacity by 142 Mdt/d. We plan to place the project into service in November 2012.

Marcellus Shale

In the Appalachian basin, $150 million was added to our planned expansion capital to fund the 2011 construction phase of additional gathering assets, including compression and dehydration. In conjunction with a long-term agreement with a significant producer, we will construct and operate a 33-mile natural gas gathering pipeline in the Marcellus Shale region which will connect our recently acquired gathering assets in Pennsylvania’s Marcellus Shale into the Transco pipeline. In order to pursue future opportunities, the project has been increased from a 20-inch diameter to a 24-inch diameter pipeline. Construction on the pipeline is expected to begin in the first quarter of 2011 and be completed during 2011.

Laurel Mountain

Capital to be invested within our Laurel Mountain Midstream, LLC (Laurel Mountain) equity investment to enable the rapid expansion of our gathering system including the initial stages of projects that are planned to provide approximately 1.5 Bcf/d of gathering capacity and 1,400 miles of gathering lines, including 400 new miles of 6-inch to 24-inch diameter pipeline. Construction has begun on our Shamrock compressor station with an initial capacity of 60 MMcf/d, expandable to 350 MMcf/d, which will likely be the largest central delivery point out of the Laurel Mountain system.

We have several other proposed projects to meet customer demands in addition to the various in-progress expansion projects previously discussed. Subject to regulatory approvals, construction of some of these projects could begin in 2011.

Year-Over-Year Operating Results

	Year Ended December 31,
	2010	2009*	2008*
	(Millions)

Segment revenues	$5,715	$4,602	$5,847

Segment profit	$1,574	$1,317	$1,425

*	Recast as discussed in Note 1 of Notes to Consolidated Financial Statements

2010 vs. 2009

The increase in segment revenues includes:

•	A $699 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are more than offset by similar changes in marketing purchases.

•	A $330 million increase in revenues associated with the production of NGLs reflecting an increase of $335 million associated with a 41 percent increase in average NGL per-unit sales prices.

•	A $56 million increase in fee revenues primarily due to higher gathering revenue in the Piceance basin as a result of permitted increases in the cost-of-service gathering rate in 2010.

The increase in segment costs and expenses of $884 million includes:

•	A $721 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes are substantially offset by similar changes in marketing revenues.

•	A $107 million increase in costs associated with the production of NGLs reflecting an increase of $101 million associated with a 30 percent increase in average natural gas prices.

•	A $19 million increase in operating costs including $12 million higher depreciation primarily due to the new Perdido Norte pipelines and a full year of depreciation on our Willow Creek facility which was placed into service in the latter part of 2009.

•	A $14 million unfavorable change related to the disposal of assets reflecting the absence of a $40 million gain on the sale of our Cameron Meadows processing plant in 2009, partially offset by smaller gains in 2010. Gains recognized in 2010 include involuntary conversion gains due to insurance recoveries in excess of the carrying value of our Gulf assets which were damaged by Hurricane Ike in 2008 and our

Ignacio plant, which was damaged by a fire in 2007, as well as gains associated with sales of certain assets in Colorado’s Piceance basin.

The increase in William Partners’ segment profit includes:

•	$223 million of higher NGL production margins reflecting higher NGL prices, partially offset by increased production costs associated with higher natural gas prices. NGL equity volumes were slightly higher due primarily to new production at Willow Creek, partially offset by the absence of favorable customer contractual changes and decreasing inventory levels in 2009.

•	$28 million increase in equity earnings, including a $10 million increase from Discovery primarily due to higher processing margins and new volumes from the Tahiti pipeline lateral expansion completed in 2009. In addition, equity earnings from Aux Sable Liquid Products LP (Aux Sable) are $10 million higher primarily due to higher processing margins, and equity earnings from our increased investment in OPPL were $5 million.

•	A $56 million increase in fee revenues as previously discussed.

•	A $22 million decrease in margins related to the marketing of NGLs and crude primarily due to lower favorable changes in pricing while product was in transit in 2010 as compared to 2009.

•	A $19 million increase in operating costs as previously discussed.

•	A $14 million unfavorable change related to the disposal of assets as previously discussed.

2009 vs. 2008

The decrease in segment revenues includes:

•	A $716 million decrease in revenues associated with the production of NGLs primarily due to lower average NGL prices.

•	A $513 million decrease in marketing revenues primarily due to lower average NGL and crude prices, partially offset by higher NGL volumes.

•	A $53 million decrease in revenues from lower transportation imbalance settlements in 2009 compared to 2008 (offset in costs and operating expenses).

•	A $65 million increase in fee revenues primarily due to higher volumes resulting from connecting new supplies in the deepwater Gulf of Mexico in the latter part of 2008 and new fees for processing the Exploration & Production segment’s natural gas production at Willow Creek.

•	A $17 million increase in transportation revenues associated with expansion projects placed into service in 2009.

The decrease in segment costs and expenses of $1,132 million includes:

•	A $643 million decrease in marketing purchases primarily due to lower average NGL and crude prices, including the absence of a $9 million charge in 2008 to write down the value of NGL inventories, partially offset by higher NGL volumes.

•	A $435 million decrease in costs associated with the production of NGLs primarily due to lower average natural gas prices.

•	A $53 million decrease in costs associated with lower transportation imbalance settlements in 2009 compared to 2008 (offset in segment revenues).

•	A $40 million gain on the 2009 sale of our Cameron Meadows processing plant.

•	The absence of $17 million of charges in 2008 related to an impairment, asset abandonments, and asset retirement obligations.

The decrease in William Partners’ segment profit includes:

•	$281 million of lower NGL production margins reflecting a decrease in energy commodity prices in 2009 compared to 2008.

•	$124 million in higher margins related to the marketing of NGLs primarily due to favorable changes in pricing while product was in transit during 2009 as compared to significant unfavorable changes in pricing while product was in transit in 2008 and the absence of a $9 million charge in 2008 to write down the value of NGL inventories.

•	A $40 million gain in 2009 on the sale of our Cameron Meadows processing plant, partially offset by the absence of a $5 million involuntary conversion gain in 2008 related to our Cameron Meadows plant.

Exploration & Production

Exploration & Production includes the natural gas development, production and gas management activities primarily in the Rocky Mountain and Mid-Continent regions of the United States, natural gas development activities in the northeastern portion of the United States, oil and natural gas interests in South America, and more recently, oil development activities in the northern United States. The gas management activities include procuring fuel and shrink gas for our midstream businesses and providing marketing services to third parties, such as producers. Additionally, gas management activities include the managing of various natural gas related contracts such as transportation, storage and related hedges.

Overview of 2010

Domestic production revenues for 2010 were higher than 2009 primarily due to higher realized average prices on our natural gas production, partially offset by lower production volumes. Segment profit (loss) for 2010 includes approximately $1.7 billion in impairments of natural gas properties and goodwill (see further discussion below), while 2009 included expense of $32 million associated with contractual penalties from the early termination of drilling rig contracts. Highlights of the comparative periods, primarily related to our production activities, include:

	Years Ended December 31,
	2010	2009	% Change

Average daily domestic production (MMcfe)	1,132	1,182	−4%
Average daily total production (MMcfe)	1,185	1,236	−4%
Domestic production realized average price ($/Mcfe)(1)	$5.23	$4.85	+8%
Capital expenditures and acquisitions($ millions)	$2,823	$1,291	+119%
Domestic production revenues ($ millions)	$2,160	$2,093	+3%
Segment revenues ($ millions)	$4,042	$3,684	+10%
Segment profit (loss) ($ millions)	$(1,343)	$391	NM

(1)	Realized average prices include market prices, net of fuel and shrink and hedge gains and losses. The realized hedge gain per Mcfe was $0.81 and $1.43 for 2010 and 2009, respectively.

During the second quarter of 2010, we entered into an agreement to acquire additional leasehold acreage positions and a 5 percent overriding royalty interest associated with these acreage positions. These acquisitions nearly double our acreage holdings in the Marcellus Shale and closed in July for $599 million, including closing adjustments. During 2010, we also spent a total of $164 million to acquire additional unproved leasehold acreage in the Marcellus Shale.

During the fourth quarter of 2010, we acquired a company that holds a major acreage position (approximately 85,800 net acres, most of which is undeveloped) in North Dakota’s Bakken Shale oil play (Williston basin) that will diversify our interests into light, sweet crude oil production. The purchase price was approximately $949 million, including closing adjustments.

During the fourth quarter of 2010, we completed the sale of certain gathering and processing assets in the Piceance basin to WPZ for consideration of $702 million in cash and approximately 1.8 million common units. See

Note 1 in Notes to Consolidated Financial Statements. In conjunction with this sale, we entered into a gathering and processing agreement with WPZ. Gathering and processing costs prior to the sale reflect an internal cost-of-service rate. Subsequent to the closing date of the sale, gathering and processing costs will be at a higher, market-based rate.

As a result of significant declines in forward natural gas prices during third quarter 2010, we performed an interim assessment of our capitalized costs related to property and goodwill. As a result of these assessments, we recorded a $503 million impairment charge related to the capitalized costs of our Barnett Shale properties and a $175 million impairment charge related to capitalized costs of acquired unproved reserves in the Piceance Highlands, which were acquired in 2008. Additionally, we fully impaired our goodwill in the amount of $1 billion. These impairments were based on our assessment of estimated future discounted cash flows and other information. See Notes 4 and 14 of Notes to Consolidated Financial Statements for a further discussion of the impairments.

Outlook for 2011

We have the following expectations for 2011:

•	Natural gas prices to remain at levels similar to 2010.

•	Increase capital expenditures in 2011 over levels (before acquisitions) in 2010 to develop positions that were acquired in the Appalachian and Williston basins in 2010.

•	Continuation of our development drilling program in the Appalachian, Piceance, Fort Worth, Powder River, and San Juan basins. Our total capital expenditures for 2011 are projected to be between $1.15 billion and $1.75 billion. We expect to maintain three to five drilling rigs in our newly acquired Williston basin properties with related capital expenditures expected to be between $200 million and $300 million.

•	Annual average daily domestic production expected to increase approximately 9 percent over 2010.

Risks to achieving our expectations include unfavorable energy commodity price movements which are impacted by numerous factors, including weather conditions, domestic natural gas, oil and NGL production levels and demand. A significant decline in natural gas, oil and NGL prices would impact these expectations for 2011, although the impact would be somewhat mitigated by our hedging program, which hedges a significant portion of our expected production. In addition, changes in laws and regulations may impact our development drilling program.

Purchase Commitments

In connection with a gathering agreement entered into by Williams Partners with a third party in December 2010, we concurrently agreed to buy up to 200,000 MMBtu/d of natural gas priced at market prices from the same third party. Purchases under the 12-year contract are expected to begin in the third quarter of 2011. We expect to sell this natural gas in the open market and may utilize available transportation capacity to facilitate the sales.

Commodity Price Risk Strategy

To manage the commodity price risk and volatility of owning producing gas and oil properties, we enter into derivative contracts for a portion of our future production. For 2011, we have the following contracts for our daily domestic production, shown at weighted average volumes and basin-level weighted average prices:

	2011 Natural Gas
		Price ($/Mcf)
	Volume	Floor-Ceiling for
	(MMcf/d)	Collars

Collar agreements — Rockies	45	$5.30 - $7.10
Collar agreements — San Juan	90	$5.27 - $7.06
Collar agreements — Mid-Continent	80	$5.10 - $7.00
Collar agreements — Southern California	30	$5.83 - $7.56
Collar agreements — Appalachia	30	$6.50 - $8.14
Fixed price at basin swaps	368	$5.21

	2011 Crude Oil
	Volume
	(Bbls/d)
	(Feb-Dec)	Price ($/Bbl)

WTI Crude Oil fixed-price (entered into first-quarter 2011)	3,073	95.13

The following is a summary of our agreements and contracts for daily domestic production shown at weighted average volumes and basin-level weighted average prices for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
		Price ($/Mcf)		Price ($/Mcf)		Price ($/Mcf)
	Volume	Floor-Ceiling	Volume	Floor-Ceiling	Volume	Floor-Ceiling
	(MMcf/d)	for Collars	(MMcf/d)	for Collars	(MMcf/d)	for Collars

Collars — Rockies	100	$6.53 - $8.94	150	$6.11 -$9.04	170	$6.16 - $9.14
Collars — San Juan	233	$5.75 - $7.82	245	$6.58 - $9.62	202	$6.35 - $8.96
Collars — Mid-Continent	105	$5.37 - $7.41	95	$7.08 -$9.73	63	$7.02 - $9.72
Collars — Southern California	45	$4.80 - $6.43	—	—	—	—
Collars — Other	28	$5.63 - $6.87	—	—	—	—
NYMEX and basis fixed-price	120	$4.40	106	$3.67	70	$3.97

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

Year-Over-Year Operating Results

	Years Ended December 31,
	2010	2009*	2008*
	(Millions)

Segment revenues:
Domestic production revenues	$2,160	$2,093	$2,819
Gas management revenues	1,743	1,456	3,244
Net forward unrealized mark-to-market gains and ineffectiveness	27	18	29
Other revenues	112	117	103

Total segment revenues	$4,042	$3,684	$6,195

Segment profit (loss)	$(1,343)	$391	$1,253

*	Recast as discussed in Note 1 of Notes to Consolidated Financial Statements.

2010 vs. 2009

The increase in total segment revenues is primarily due to the following:

•	The increase in domestic production revenues reflects an increase of $156 million associated with an 8 percent increase in realized average prices including the effect of hedges, partially offset by a decrease of $89 million associated with a 4 percent decrease in production volumes sold. Production revenues in 2010 and 2009 include approximately $202 million and $93 million, respectively, related to NGLs and approximately $57 million and $38 million, respectively, related to condensate. The increase related to NGLs is primarily due to higher volumes in the Piceance basin processed by Williams Partners’ Willow Creek facility, which was placed into service in the latter part of 2009;

•	The increase in gas management revenues is primarily due to an increase in physical natural gas revenue as a result of a 21 percent increase in average prices on physical natural gas sales. This is primarily related to gas sales associated with our transportation and storage contracts and is offset by a similar increase in segment costs and expenses;

Total segment costs and expenses increased $2,094 million, primarily due to the following:

•	$1,684 million due to 2010 impairments of property and goodwill as previously discussed. In 2009, $20 million of impairments were recorded in the Fort Worth and Arkoma basins;

•	$278 million increase in gas management expenses, primarily due to an 19 percent increase in average prices on physical natural gas purchases. This increase is primarily related to the gas purchases associated with our previously discussed transportation and storage contracts and is more than offset by a similar increase in segment revenues. Gas management expenses in 2010 and 2009 include $48 million and $21 million, respectively, related to charges for unutilized pipeline capacity;

•	$76 million higher gathering, processing, and transportation expenses primarily as a result of processing natural gas liquids at Williams Partners’ Willow Creek plant, which began processing in August 2009, and higher rates charged on gathering and processing associated with certain gathering and processing assets in the Piceance basin that were sold to WPZ in the fourth quarter of 2010;

•	$44 million higher severance and ad valorem taxes primarily due to higher average market prices, excluding the impact of hedges;

•	$30 million higher lease and other operating expenses primarily due to increased workover and maintenance activity;

•	$27 million higher depreciation, depletion, and amortization expenses primarily due to a change in prior production volumes and higher depreciable costs used in the calculation of depreciation, depletion, and amortization expenses.

Partially offsetting the increased costs is a decrease due to the absence of $32 million of expenses in 2009 related to penalties from the early release of drilling rigs as previously discussed.

The $1,734 million decrease in segment profit (loss) is primarily due to the impairments, partially offset by an 8 percent increase in realized average domestic prices on production and the other previously discussed changes in segment revenues and segment costs and expenses.

2009 vs. 2008

The decrease in total segment revenues is primarily due to the following:

•	$726 million, or 26 percent, decrease in domestic production revenues reflecting $946 million associated with a 31 percent decrease in realized average prices, partially offset by an increase of $220 million associated with an 8 percent increase in production volumes sold. Production revenues in 2009 and 2008 include approximately $93 million and $85 million, respectively, related to NGLs and approximately $38 million and $62 million, respectively, related to condensate. While NGL volumes were significantly higher than the prior year, NGL prices were significantly lower;

•	$1,788 million, or 55 percent, decrease in gas management revenues primarily due to a decrease in physical natural gas revenue as a result of a 56 percent decrease in average prices on physical natural gas sales, slightly offset by a 2 percent increase in natural gas sales volumes. This is primarily related to gas sales associated with our transportation and storage contracts and is substantially offset by a similar decrease in segment costs and expenses.

The decrease in net forward unrealized mark-to-market gains (losses) and ineffectiveness is primarily related to the absence of a $10 million favorable impact in 2008 for the initial consideration of our own nonperformance risk in estimating the fair value of our derivative liabilities.

Total segment costs and expenses decreased $1,651 million, primarily due to the following:

•	$1,752 million decrease in gas management expenses, primarily due to a 55 percent decrease in average prices on physical natural gas purchases, slightly offset by a 2 percent increase in natural gas purchase volumes. This decrease is primarily related to the gas purchases associated with our previously discussed transportation and storage contracts and is more than offset by a similar decrease in segment revenues. Gas management expenses in 2009 and 2008 include $21 million and $8 million, respectively, related to charges for unutilized pipeline capacity. Gas management expenses in 2009 and 2008 also include $7 million and $35 million, respectively, related to adjustments to the carrying value of natural gas inventories in storage;

•	$166 million lower operating taxes due primarily to 56 percent lower average market prices (excluding the impact of hedges), partially offset by higher production volumes sold. The lower operating taxes include a net decrease of $39 million reflecting a $34 million charge in 2008 and $5 million of favorable revisions in 2009 relating to Wyoming severance and ad valorem tax issues;

•	$143 million due to the absence of property impairments recorded in 2008 in the Arkoma basin;

•	$6 million lower SG&A expenses, which include lower bad debt expense related to the partial recovery of certain receivables previously reserved for in 2008 resulting from a bankrupt counterparty.

Partially offsetting the decreased costs are increases due to the following:

•	The absence of a $148 million gain recorded in 2008 associated with the sale of our Peru interests;

•	$145 million higher depreciation, depletion, and amortization expense primarily due to the impact of higher capitalized drilling costs from prior years and higher production volumes compared to the prior year. Also, we recorded an additional $17 million of depreciation, depletion, and amortization in the fourth quarter of 2009 primarily due to new SEC reserves reporting rules. Our proved reserves decreased primarily due to the new SEC reserves reporting rules and the related price impact;

•	$57 million higher gathering, processing and transportation expense primarily due to higher production volumes and the processing fees for natural gas liquids at Williams Partners’ Willow Creek plant, which began processing in August 2009;

•	$32 million of expense related to penalties from the early release of drilling rigs as previously discussed;

•	$31 million higher exploratory expense in 2009, primarily related to $20 million of increased seismic costs and $12 million related to higher amortization and the write-off of lease acquisition costs. Dry hole costs for 2009 and 2008 were $11 million and $12 million, respectively. As of December 31, 2009, we have approximately $14 million of capitalized drilling costs and $24 million of undeveloped leasehold costs related to continuing exploratory activities in the Paradox basin;

•	$20 million of impairment costs in the Fort Worth and Arkoma basins. We recorded a $15 million impairment in 2009 related to costs of acquired unproved reserves resulting from a 2008 acquisition in the Fort Worth basin. This impairment was based on our assessment of estimated future discounted cash flows and additional information obtained from drilling and other activities in 2009. We also recorded a $5 million impairment in the Arkoma basin in 2009 related to facilities.

The $862 million decrease in segment profit is primarily due to the 31 percent decrease in realized average domestic prices and the other previously discussed changes in segment revenues and segment costs and expenses.

Other

Other includes other business activities that are not operating segments, primarily our Canadian midstream and domestic olefins operations and a 25.5 percent interest in Gulfstream, as well as corporate operations. Segment profit (loss) for the year ended December 31, 2010, has improved compared to the prior year primarily due to $139 million higher NGL and olefins production margins resulting from significantly higher average per-unit margins on lower volumes and the net impact of recognizing $43 million in gains on the Accroven investment in 2010 while recording a $75 million impairment charge on that investment in 2009.

Significant events for 2010 include the following:

Sale of Accroven

Considering the deteriorating circumstances in Venezuela, in 2009 we fully impaired our $75 million investment in Accroven SRL, a Venezuelan operation. (See Note 2 of Notes to Consolidated Financial Statements.) In June of 2010, we sold our 50 percent interest in Accroven to the state-owned oil company, Petróleos de Venezuela S.A. (PDVSA) for $107 million. Of this amount, $13 million was received in cash at closing and another $30 million was received in August 2010. The remainder is due in six quarterly payments beginning October 31, 2010. The first quarterly payment of $11 million was received in January 2011 and will be recognized as income in 2011. We will continue to recognize the resulting gain as cash is received. Accroven was not part of our operations that were expropriated by the Venezuelan government in May 2009.

Completion of the butylene/butane splitter facility in Canada

The new butylene/butane splitter and hydro-treating facility was placed into service in August 2010. The butylene/butane splitter further fractionates the butylene/butane mix product produced at our Redwater fractionators near Edmonton, Alberta, into separate butylene and butane products, which receive higher values and are in greater demand. The source of the product fractionated at Redwater is our oil sands off-gas extraction facility near Ft. McMurray, Alberta.

Outlook for 2011

The following factors could impact our business in 2011.

Commodity price changes

We anticipate average per-unit margins in 2011 will be consistent with the 2010 levels. Margins in our Canadian midstream and domestic olefins business are highly dependent upon continued demand within the global economy. NGL products are currently the preferred feedstock for ethylene and propylene production which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.

Allocation of capital to projects

We expect to spend $380 million to $480 million in 2011 on capital projects. The major expansion projects include a 12-inch diameter pipeline in Canada, which will transport recovered NGLs and olefins from our extraction plant in Ft. McMurray to our Redwater fractionation facility. The pipeline will have sufficient capacity to transport additional recovered liquids in excess of those from our current agreements. Construction has begun and we anticipate an in-service date in 2012.

Year-Over-Year Operating Results

	Year Ended December 31,
	2010	2009	2008
	(Millions)

Segment revenues	$1,057	$780	$1,257

Segment profit (loss)	$240	$(2)	$142

2010 vs. 2009

Segment revenues increased primarily due to:

•	$307 million higher NGL and olefins production revenues resulting from higher average per-unit prices. The new butylene/butane splitter began producing and selling both butylene and butane in August 2010 and resulted in $22 million additional sales revenues over the 2009 butylene/butane mix product sold.

•	$27 million higher marketing revenues due to general increases in energy commodity prices on slightly higher volumes. The higher marketing revenues were more than offset by similar changes in marketing purchases described below.

Partially offsetting the increased revenue was a $57 million decrease from lower sales volumes primarily due to:

•	11 percent lower Gulf ethylene sales volumes, including the impact of a four-week plant maintenance outage at our Geismar plant during the fourth quarter of 2010.

•	12 percent lower propylene volumes sold primarily due to the absence of certain large 2009 propylene inventory sales and lower volumes available for processing at our Gulf propylene splitter.

Segment costs and expenses increased $150 million primarily as a result of:

•	$156 million higher NGL and olefins production product costs resulting from higher average per-unit feedstock costs.

•	$29 million increased marketing purchases due to general increases in energy commodity prices on slightly higher volumes. The increased marketing purchases more than offset similar changes in marketing revenues.

•	$7 million higher operating and general and administrative costs in our Canadian midstream and domestic olefins operations.

Partially offsetting the increased costs are decreases due to:

•	$45 million of reduced product costs resulting from the lower sales volumes described above.

•	$6 million favorable customer settlement in 2010.

The favorable change in segment profit (loss) is primarily due to $139 million higher NGL and olefins production margins resulting from significantly higher average per-unit margins on lower volumes and the net impact of recognizing $43 million in gains on the Accroven investment in 2010 while recording a $75 million impairment charge on that investment in 2009.

2009 vs. 2008

Segment revenues decreased primarily due to:

•	A $457 million decrease in NGL and olefins production revenues resulting from lower average product prices, partially offset by higher volumes.

•	A $19 million decrease in marketing revenues primarily due to lower average NGL and olefin prices, partially offset by higher NGL and olefin volumes.

Segment costs and expenses decreased $413 million primarily as a result of:

•	A $445 million decrease in costs in our NGL and olefins production business primarily due to lower per-unit feedstock costs, including the absence of an $11 million charge in 2008 to write-down the value of olefin inventories, partially offset by higher volumes.

•	A $34 million decrease in marketing purchases primarily due to lower average NGL and olefin prices, including the absence of an $11 million charge in 2008 to write-down the value of our NGL inventories, partially offset by higher volumes.

These decreases were partially offset by:

•	A $39 million unfavorable change primarily due to foreign currency exchange gains in 2008 related to the revaluation of current assets held in U.S. dollars within our Canadian operations.

•	The absence of $32 million of income in 2008 related to the partial settlement of our Gulf Liquids litigation (see Note 16 of Notes to Consolidated Financial Statements).

The unfavorable change in segment profit (loss) was primarily due to:

•	A $75 million loss from investment related to the 2009 impairment of our investment in Accroven.

•	A $39 million unfavorable change primarily due to foreign currency exchange gains in 2008 related to the revaluation of current assets held in U.S. dollars within our Canadian operations.

•	The absence of $32 million of income in 2008 related to the partial settlement of our Gulf Liquids litigation.

•	A $12 million decrease in NGL and olefins production margins primarily due to lower average prices, partially offset by lower per-unit feedstock costs, including the absence of an $11 million charge in 2008 to write-down the value of olefin production inventories, and higher volumes in 2009 related to the impact of third-party operational issues in 2008 that reduced off-gas supplies to our plant in Canada.

•	The absence of an $8 million gain recognized in 2008 related to a final earn-out payment on a 2005 asset sale.

These decreases were partially offset by $15 million higher marketing margins in our NGL and olefins production business primarily due to the absence of an $11 million charge in 2008 to write-down the value of NGL inventories.

Management’s Discussion and Analysis of Financial Condition and Liquidity

Overview

In 2010, we continued to focus upon growth through disciplined investments in our businesses. Examples of this growth included:

•	Continued investment in Exploration & Production’s development drilling programs, as well as acquisitions that expanded our presence in the Marcellus Shale and provided our initial entry into the Bakken Shale areas.

•	Expansion of Williams Partners’ interstate natural gas pipeline system to meet the demand of growth markets.

•	Continued investment in Williams Partners’ deepwater Gulf expansion projects, gas processing capacity in the western United States, infrastructure in the Marcellus Shale area and increased ownership in OPPL.

These investments were funded through cash flow from operations, debt and equity offerings at WPZ and cash on hand.

During 2010, the overall economic recession has impacted us. In consideration of our liquidity under these conditions, we note the following:

•	As of December 31, 2010, we have approximately $800 million of cash and cash equivalents and approximately $2.7 billion of available credit capacity under our credit facilities. Our $900 million credit facility does not expire until May 2012, and WPZ’s $1.75 billion credit facility does not expire until February 2013. Additionally, Exploration & Production has an unsecured credit agreement that serves to reduce our margin requirements related to our hedging activities. (See additional discussion in the following Available Liquidity section.)

•	Our credit exposure to derivative counterparties is partially mitigated by master netting agreements and collateral support. (See Note 15 of Notes to Consolidated Financial Statements.)

Outlook

For 2011, we expect operating cash flows to be stronger than 2010 levels. Lower-than-expected energy commodity prices would be somewhat mitigated by certain of our cash flow streams that are substantially insulated from short-term changes in commodity prices as follows:

•	Firm demand and capacity reservation transportation revenues under long-term contracts from our gas pipelines;

•	Hedged natural gas sales at Exploration & Production related to a significant portion of its production;

•	Fee-based revenues from certain gathering and processing services in our midstream businesses.

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, and tax and debt payments while maintaining a sufficient level of liquidity. In particular, we note the following assumptions for the year:

•	We expect to maintain consolidated liquidity (which includes liquidity at WPZ) of at least $1 billion from cash and cash equivalents and unused revolving credit facilities;

•	We expect to fund capital and investment expenditures, debt payments, dividends, and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, utilization of our revolving credit facilities, and proceeds from debt issuances and sales of equity securities as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $2.5 billion and $3.3 billion in 2011;

•	We expect capital and investment expenditures to total between $3.125 billion and $4.125 billion in 2011. Of this total, a significant portion of Williams Partners’ expected expenditures of $1.58 billion to

$1.905 billion are considered nondiscretionary to meet legal, regulatory, and/or contractual requirements or to fund committed growth projects. Exploration & Production’s expected expenditures of $1.15 billion to $1.75 billion are considered primarily discretionary. See Results of Operations — Segments, Williams Partners and Exploration & Production for discussions describing the general nature of these expenditures.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Sustained reductions in energy commodity prices from the range of current expectations;

•	Lower than expected distributions, including incentive distribution rights, from WPZ. WPZ’s liquidity could also be impacted by a lack of adequate access to capital markets to fund its growth;

•	Lower than expected levels of cash flow from operations from Exploration & Production and our other businesses.

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2011. Our internal and external sources of consolidated liquidity include cash generated from our operations, cash and cash equivalents on hand, and our credit facilities. Additional sources of liquidity, if needed, include bank financings, proceeds from the issuance of long-term debt and equity securities, and proceeds from asset sales. These sources are available to us at the parent level and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances from WPZ. WPZ is expected to be self-funding through its cash flows from operations, use of its credit facility, and its access to capital markets. Cash held by WPZ is available to us through distributions in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights. Our ability to raise funds in the capital markets will be impacted by our financial condition, interest rates, market conditions, and industry conditions.

Available Liquidity

		December 31, 2010
	Expiration	WPZ	WMB		Total
		(Millions)

Cash and cash equivalents		$187	$608	(1)	$795
Available capacity under our $900 million unsecured revolving and letter of credit facility(2)	May 1, 2012		900		900
Capacity available to Williams Partners L.P. under its $1.75 billion senior unsecured credit facility(2)	February 17, 2013	1,750			1,750

		$1,937	$1,508		$3,445

(1)	Cash and cash equivalents includes $25 million of funds received from third parties as collateral. The obligation for these amounts is reported as accrued liabilities on the Consolidated Balance Sheet. Also included is $518 million of cash and cash equivalents that is being utilized by certain subsidiary and international operations. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.

(2)	At December 31, 2010, we are in compliance with the financial covenants associated with these credit facilities. See Note 11 of Notes to Consolidated Financial Statements.

In addition to the credit facilities listed above, we have issued letters of credit totaling $90 million as of December 31, 2010, under certain bilateral bank agreements.

WPZ filed a shelf registration statement as a well-known, seasoned issuer in October 2009 that allows it to issue an unlimited amount of registered debt and limited partnership unit securities.

At the parent-company level, we filed a shelf registration statement as a well-known, seasoned issuer in May 2009 that allows us to issue an unlimited amount of registered debt and equity securities.

Exploration & Production has an unsecured credit agreement with certain banks that, so long as certain conditions are met, serves to reduce our use of cash and other credit facilities for margin requirements related to our hedging activities as well as lower transaction fees. In July 2010, the agreement term was extended from December 2013 to December 2015. The impairments of goodwill, natural gas producing properties and acquired unproved reserves recorded by our Exploration & Production segment in the third quarter of 2010 (see Notes 4 and 14 of Notes to Consolidated Financial Statements) did not impact our ability to utilize Exploration & Production’s credit agreement to facilitate hedging our future natural gas production.

Credit Ratings

Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	WMB	WPZ

Standard and Poor’s(1)
Corporate Credit Rating	BBB−	BBB−
Senior Unsecured Debt Rating	BB+	BBB−
Outlook	Positive	Positive
Moody’s Investors Service(2)
Senior Unsecured Debt Rating	Baa3	Baa3
Outlook	Stable	Stable
Fitch Ratings(3)
Senior Unsecured Debt Rating	BBB−	BBB−
Outlook	Stable	Stable

(1)	A rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard & Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard & Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

(2)	A rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. The “1,” “2,” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” indicates the lower end of the category.

(3)	A rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. Fitch may add a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of December 31, 2010, we estimate that a downgrade to a rating below investment grade for WMB or WPZ would require us to post up to $453 million or $53 million, respectively, in additional collateral with third parties.

Sources (Uses) of Cash

	Years Ended December 31,
	2010	2009	2008
	(Millions)

Net cash provided (used) by:
Operating activities	$2,651	$2,572	$3,355
Financing activities	573	166	(432)
Investing activities	(4,296)	(2,310)	(3,183)

Increase (decrease) in cash and cash equivalents	$(1,072)	$428	$(260)

Operating activities

Our net cash provided by operating activities in 2010 increased slightly from 2009 primarily due to the improvement in the energy commodity price environment during the year.

The decrease in net cash provided by operating activities from 2009 to 2008 was primarily due to the decrease in our operating results.

Financing activities

Significant transactions include:

2010

•	$369 million received from WPZ’s December 2010 equity offering used primarily to reduce revolver borrowings mentioned below and to fund a portion of WPZ’s acquisition of a midstream business in Pennsylvania’s Marcellus Shale in December 2010;

•	$200 million received in revolver borrowings from WPZ’s $1.75 billion unsecured credit facility primarily used for WPZ’s general partnership purposes and to fund a portion of the cash consideration paid for WPZ’s acquisition of certain gathering and processing assets in Colorado’s Piceance basin in November 2010;

•	$600 million received from WPZ’s public offering of 4.125 percent senior unsecured notes in November 2010 primarily used to fund a portion of the cash consideration paid to Exploration & Production for WPZ’s Piceance acquisition (see Note 1 of Notes to Consolidated Financial Statements);

•	$430 million received in revolver borrowings from WPZ’s $1.75 billion unsecured credit facility primarily used to fund our increased ownership in OPPL, a transaction that closed in September 2010;

•	$437 million received from a WPZ equity offering used to reduce WPZ’s revolver borrowings mentioned above;

•	$3.491 billion received by WPZ in February 2010 from the issuance of $3.5 billion of senior unsecured notes related to our previously discussed restructuring (see Note 11 of Notes to Consolidated Financial Statements);

•	$3 billion of senior unsecured notes retired in February 2010 and $574 million paid in associated premiums utilizing proceeds from the $3.5 billion debt issuance (see Note 11 of Notes to Consolidated Financial Statements);

•	$250 million received from revolver borrowings on WPZ’s $1.75 billion unsecured credit facility in February 2010 to repay a term loan;

•	We paid $284 million of quarterly dividends on common stock for the year ended December 31, 2010.

2009

•	We received $595 million net cash from the issuance of $600 million aggregate principal amount of 8.75 percent senior unsecured notes due 2020 to fund general corporate expenses and capital expenditures. (See Note 11 of Notes to Consolidated Financial Statements.);

•	We paid $256 million of quarterly dividends on common stock for the year ended December 31, 2009.

2008

•	We received $362 million from the completion of the WMZ initial public offering;

•	We paid $474 million for the repurchase of our common stock. (See Note 12 of Notes to Consolidated Financial Statements.);

•	WPZ received $75 million net proceeds from debt transactions;

•	We paid $250 million of quarterly dividends on common stock for the year ended December 31, 2008.

Investing activities

Significant transactions include:

2010

•	Capital expenditures totaled $2.8 billion in 2010. Included is approximately $599 million, including closing adjustments, related to Exploration & Production’s acquisition in the Marcellus Shale in July 2010 (see Results of Operations — Segments, Exploration & Production);

•	We paid approximately $949 million, including closing adjustments, for Exploration & Production’s December 2010 business purchase, consisting primarily of oil and gas properties in the Bakken Shale (see Results of Operations — Segments, Exploration & Production);

•	We contributed $488 million to our investments, including a $424 million cash payment for WPZ’s September 2010 acquisition of an increased interest in OPPL (see Results of Operations — Segments, Williams Partners);

•	We paid $150 million for WPZ’s December 2010 business purchase, consisting primarily of certain midstream assets in the Marcellus Shale.

2009

•	Capital expenditures totaled $2.4 billion, more than half of which related to Exploration & Production. Included was a $253 million payment by Exploration & Production for the purchase of additional properties in the Piceance basin. (See Results of Operations — Segments, Exploration & Production.);

•	We received $148 million as a distribution from Gulfstream following its debt offering;

•	We contributed $142 million to our investments, including $106 million related to our Laurel Mountain equity investment and $20 million related to our Gulfstream equity investment.

2008

•	Capital expenditures totaled $3.4 billion and were primarily related to Exploration & Production’s drilling activity. This total includes Exploration & Production’s acquisitions of certain interests in the Piceance and Fort Worth basins;

•	We received $148 million of cash from Exploration & Production’s sale of a contractual right to a production payment;

•	We contributed $111 million to our investments, including $90 million related to our Gulfstream equity investment.

Off-Balance Sheet Financing Arrangements and Guarantees of Debt or Other Commitments

We have various other guarantees and commitments which are disclosed in Notes 9, 11, 15 and 16 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Contractual Obligations

The table below summarizes the maturity dates of our contractual obligations at December 31, 2010, including obligations related to discontinued operations.

		2012-	2014-
	2011	2013	2015	Thereafter	Total
	(Millions)

Long-term debt, including current portion:
Principal	$507	$352	$750	$7,532	$9,141
Interest	580	1,071	1,017	5,046	7,714
Capital leases	1	3	—	—	4
Operating leases	89	84	59	182	414
Purchase obligations(1)	1,068	1,446	1,233	2,674	6,421
Other long-term liabilities, including current portion:
Physical and financial derivatives(2)(3)	489	1,058	870	3,634	6,051
Other(4)(5)	165	—	—	—	165

Total	$2,899	$4,014	$3,929	$19,068	$29,910

(1)	Includes $2.3 billion of natural gas purchase obligations at market prices at our Exploration & Production segment. The purchased natural gas can be sold at market prices.

(2)	Includes $5.4 billion of physical natural gas derivatives related to purchases at market prices in our Exploration & Production segment. The natural gas expected to be purchased under these contracts can be sold at market prices. The obligations for physical and financial derivatives are based on market information as of December 31, 2010, and assumes contracts remain outstanding for their full contractual duration. Because market information changes daily and has the potential to be volatile, significant changes to the values in this category may occur.

(3)	Expected offsetting cash inflows of $2.1 billion at December 31, 2010, resulting from product sales or net positive settlements, are not reflected in these amounts. In addition, product sales may require additional purchase obligations to fulfill sales obligations that are not reflected in these amounts.

(4)	Does not include estimated contributions to our pension and other postretirement benefit plans. We made contributions to our pension and other postretirement benefit plans of $76 million in 2010 and $77 million in 2009. In 2011, we expect to contribute approximately $83 million to these plans (see Note 7 of Notes to Consolidated Financial Statements). During 2010, we contributed $60 million to our tax-qualified pension plans which was greater than the minimum required contributions. We expect to contribute approximately $60 million to these pension plans again in 2011, which is expected to be greater than the minimum required contributions. In the past, we have contributed amounts in excess of the minimum required contribution. These excess amounts can be used to offset future minimum contribution requirements. In the future, we may elect to use some of these excess amounts to satisfy the minimum contribution requirement in order to maintain cash contributions at the current level. Additionally, estimated future minimum funding requirements may vary significantly from historical requirements if actual results differ significantly from estimated results for assumptions such as returns on plan assets, interest rates, retirement rates, mortality, and other significant assumptions or by changes to current legislation and regulations.

(5)	Includes $165 million reflecting our estimate of an income tax settlement to be paid in 2011. We have not included other income tax liabilities in the table above. See Note 5 of Notes to Consolidated Financial Statements for a discussion of income taxes, including our unrecognized tax benefits.

Effects of Inflation

Our operations have benefited from relatively low inflation rates. Approximately 35 percent of our gross property, plant, and equipment is comprised of our interstate gas pipelines. These assets are subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, we anticipate being allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost-based regulation, along with competition and other market factors, may limit our ability to recover such increased costs. For the remainder of our business, operating costs are influenced to a greater extent by both competition for specialized services and specific price changes in crude oil and natural gas and related commodities than by changes in general inflation. Crude oil, natural gas, and NGL prices are particularly sensitive to the Organization of the Petroleum Exporting Countries (OPEC) production levels and/or the market perceptions concerning the supply and demand balance in the near future, as well as general economic conditions. However, our exposure to certain of these price changes is reduced through the use of hedging instruments and the fee-based nature of certain of our services.

Environmental

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and/or remedial processes at certain sites, some of which we currently do not own (see Note 16 of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $49 million, all of which are included in accrued liabilities and other liabilities and deferred income on the Consolidated Balance Sheet at December 31, 2010. We will seek recovery of approximately $12 million of these accrued costs through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2010, we paid approximately $8 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $11 million in 2011 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. At December 31, 2010, certain assessment studies were still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

We are also subject to the Federal Clean Air Act (Act) and to the Federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Act. Pursuant to requirements of the 1990 Amendments and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs.

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The EPA currently anticipates finalization of the new ground-level ozone standard in the third quarter of 2011. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment-net on the Consolidated Balance Sheet. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.

Additionally, in August 2010, the EPA promulgated National Emission Standards for Hazardous Air Pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the NESHAP regulations are estimated to include costs in the range of $31 million to $39 million through 2013, the compliance date.

Furthermore, the EPA promulgated the Greenhouse Gas (GHG) Mandatory Reporting Rule on October 30, 2009, which requires facilities that emit 25,000 metric tons or more carbon dioxide (CO2) equivalent per year from stationary fossil fuel combustion sources to report GHG emissions to the EPA annually beginning March 31, 2011 for calendar year 2010. On November 30, 2010, the EPA issued additional regulations that expand the scope of the Mandatory Reporting Rule to include fugitive and vented greenhouse gas emissions effective January 1, 2011. Facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion and fugitive/vented sources combined will be required to report GHG combustion and fugitive/vented emissions to the EPA annually beginning March 31, 2012, for calendar year 2011. Compliance with this reporting obligation is estimated to cost a total of $10 million to $14 million over the next four to five years.

In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.

Our interstate natural gas pipelines consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. The majority of our debt portfolio is comprised of fixed rate debt in order to mitigate the impact of fluctuations in interest rates. Any borrowings under our credit facilities could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets.

The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2010 and 2009. Long-term debt in the tables represents principal cash flows, net of (discount) premium, and weighted-average interest rates by expected maturity dates. The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings.

								Fair Value
								December 31,
	2011	2012	2013	2014	2015	Thereafter(1)	Total	2010
	(Millions)

Long-term debt, including
current portion(2):
Fixed rate	$507	$352	$—	$—	$750	$7,495	$9,104	$9,990
Interest rate	6.4%	6.4%	6.3%	6.3%	6.4%	6.9%

								Fair Value
								December 31,
	2010	2011	2012	2013	2014	Thereafter(1)	Total	2009
	(Millions)

Long-term debt, including
current portion(2):
Fixed rate	$15	$936	$953	$—	$—	$6,119	$8,023	$8,905
Interest rate	7.7%	7.7%	7.7%	7.7%	7.7%	8.0%
Variable rate	$—	$—	$250	$—	$—	$—	$250	$237
Interest rate(3)

(1)	Includes unamortized discount and premium.

(2)	Excludes capital leases.

(3)	The interest rate at December 31, 2009 was LIBOR plus 1 percent.

Commodity Price Risk

We are exposed to the impact of fluctuations in the market price of natural gas, NGL and crude, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our proprietary trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. (See Note 15 of Notes to Consolidated Financial Statements.)

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

Trading

Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of $2 million at December 31, 2010. The value at risk for contracts held for trading purposes was less than $1 million at December 31, 2010 and December 31, 2009.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment	Commodity Price Risk Exposure

Williams Partners	• Natural gas purchases
• NGL sales
Exploration & Production	• Natural gas purchases and sales
Other	• NGL purchases

The fair value of our nontrading derivatives was a net asset of $282 million at December 31, 2010.

The value at risk for derivative contracts held for nontrading purposes was $24 million at December 31, 2010, and $34 million at December 31, 2009. During the year ended December 31, 2010, our value at risk for these contracts ranged from a high of $33 million to a low of $21 million. The decrease in value at risk primarily reflects the realization of certain derivative positions and the market price impact, partially offset by new derivative contracts.

Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net asset value of $266 million as of December 31, 2010. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

Trading Policy

We have policies and procedures that govern our trading and risk management activities. These policies cover authority and delegation thereof in addition to control requirements, authorized commodities and term and exposure limitations. Value-at-risk is limited in aggregate and calculated at a 95 percent confidence level.

Foreign Currency Risk

Net assets of our consolidated foreign operations, whose functional currency is the local currency, are located primarily in Canada and approximate 8 percent and 6 percent of our net assets at December 31, 2010 and 2009, respectively. These foreign operations do not have significant transactions or financial instruments denominated in currencies other than their functional currency. However, these investments do have the potential to impact our financial position, due to fluctuations in these local currencies arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar would have changed stockholders’ equity by approximately $117 million at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
The Williams Companies, Inc.

We have audited The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Williams Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Williams Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010 of The Williams Companies, Inc. and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Tulsa, Oklahoma
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
The Williams Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The 2010 financial statements of Gulfstream Natural Gas System, L.L.C. (“Gulfstream”) (a limited liability corporation in which the Company has a 50% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the 2010 consolidated financial statements, insofar as it relates to the amounts included for Gulfstream, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Gulfstream is stated at $378 million at December 31, 2010 and the Company’s equity earnings in the net income of Gulfstream is stated at $66 million for the year then ended.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, beginning in the fourth quarter of 2009, the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Tulsa, Oklahoma
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Gulfstream Natural Gas System, L.L.C.
Houston, Texas

We have audited the balance sheet of Gulfstream Natural Gas System, L.L.C., (the “Company”), as of December 31, 2010, and the related statements of operations, cash flows, and members’ equity and comprehensive income for the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2010, and the results of its operations and its cash flows for the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Houston, Texas
February 23, 2011

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Millions, except per-share amounts)

Revenues:
Williams Partners*	$5,715	$4,602	$5,847
Exploration & Production*	4,042	3,684	6,195
Other	1,057	780	1,257
Intercompany eliminations*	(1,198)	(811)	(1,409)

Total revenues	9,616	8,255	11,890

Segment costs and expenses:
Costs and operating expenses	7,185	6,081	8,776
Selling, general, and administrative expenses	498	512	504
Impairments of goodwill and long-lived assets	1,692	20	153
Other (income) expense — net	(24)	(3)	(225)

Total segment costs and expenses	9,351	6,610	9,208

General corporate expenses	221	164	149
Operating income (loss):
Williams Partners*	1,465	1,236	1,349
Exploration & Production*	(1,363)	373	1,233
Other	163	36	100
General corporate expenses	(221)	(164)	(149)

Total operating income (loss)	44	1,481	2,533

Interest accrued	(632)	(661)	(636)
Interest capitalized	51	76	59
Investing income — net	209	46	189
Early debt retirement costs	(606)	(1)	(1)
Other income (expense) — net	(12)	2	—

Income (loss) from continuing operations before income taxes	(946)	943	2,144
Provision (benefit) for income taxes	(30)	359	677

Income (loss) from continuing operations	(916)	584	1,467
Income (loss) from discontinued operations	(6)	(223)	125

Net income (loss)	(922)	361	1,592
Less: Net income attributable to noncontrolling interests	175	76	174

Net income (loss) attributable to The Williams Companies, Inc.	$(1,097)	$285	$1,418

Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$(1,091)	$438	$1,306
Income (loss) from discontinued operations	(6)	(153)	112

Net income (loss)	$(1,097)	$285	$1,418

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(1.87)	$.75	$2.25
Income (loss) from discontinued operations	(.01)	(.26)	.19

Net income (loss)	$(1.88)	$.49	$2.44

Weighted-average shares (thousands)	584,552	581,674	581,342

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.87)	$.75	$2.21
Income (loss) from discontinued operations	(.01)	(.26)	.19

Net income (loss)	$(1.88)	$.49	$2.40

Weighted-average shares (thousands)	584,552	589,385	592,719

*	2009 and 2008 recast as discussed in Note 1.

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
	(Millions, except per-share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$795	$1,867
Accounts and notes receivable (net of allowance of $15 at December 31, 2010 and $22 at December 31, 2009)	859	816
Inventories	303	222
Derivative assets	400	650
Other current assets and deferred charges	173	238

Total current assets	2,530	3,793
Investments	1,344	886
Property, plant, and equipment — net	20,272	18,644
Derivative assets	173	444
Goodwill	8	1,011
Other assets and deferred charges	645	502

Total assets	$24,972	$25,280

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$918	$934
Accrued liabilities	1,002	948
Derivative liabilities	146	578
Long-term debt due within one year	508	17

Total current liabilities	2,574	2,477
Long-term debt	8,600	8,259
Deferred income taxes	3,448	3,656
Derivative liabilities	143	428
Other liabilities and deferred income	1,588	1,441
Contingent liabilities and commitments (Note 16)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 620 million shares issued at December 31, 2010 and 618 million shares issued at December 31, 2009)	620	618
Capital in excess of par value	8,269	8,135
Retained earnings (deficit)	(478)	903
Accumulated other comprehensive income (loss)	(82)	(168)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	7,288	8,447
Noncontrolling interests in consolidated subsidiaries	1,331	572

Total equity	8,619	9,019

Total liabilities and equity	$24,972	$25,280

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	The Williams Companies, Inc., Stockholders
				Accumulated
		Capital in	Retained	Other		Total
	Common	Excess of	Earnings	Comprehensive	Treasury	Stockholders’	Noncontrolling
	Stock	Par Value	(Deficit)	Loss	Stock	Equity	Interest	Total
	(Millions, except per-share amounts)

Balance, December 31, 2007	$608	$6,748	$(293)	$(121)	$(567)	$6,375	$1,430	$7,805
Comprehensive income:
Net income	—	—	1,418	—	—	1,418	174	1,592
Other comprehensive income:
Net change in cash flow hedges (Note 17)	—	—	—	453	—	453	2	455
Foreign currency translation adjustments	—	—	—	(76)	—	(76)	—	(76)
Pension benefits:
Prior service cost	—	—	—	1	—	1	—	1
Net actuarial loss	—	—	—	(337)	—	(337)	(7)	(344)
Other postretirement benefits:
Prior service cost	—	—	—	9	—	9	—	9
Net actuarial loss	—	—	—	(9)	—	(9)	—	(9)

Total other comprehensive income						41	(5)	36

Total comprehensive income						1,459	169	1,628
Cash dividends — common stock (Note 12)	—	—	(250)	—	—	(250)	—	(250)
Sale of limited partner units of consolidated partnership	—	—	—	—	—	—	362	362
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Issuance of common stock from 5.5% debentures conversion (Note 12)	2	25	—	—	—	27	—	27
Conversion of Williams Partners L.P. subordinated units to common units (Note 12)	—	1,225	—	—	—	1,225	(1,225)	—
Purchase of treasury stock (Note 12)	—	—	—	—	(474)	(474)	—	(474)
Stock-based compensation, net of tax benefit	3	67	—	—	—	70	—	70
Other	—	9	(1)	—	—	8	—	8

Balance, December 31, 2008	613	8,074	874	(80)	(1,041)	8,440	614	9,054
Comprehensive income:
Net income	—	—	285	—	—	285	76	361
Other comprehensive loss:
Net change in cash flow hedges (Note 17)	—	—	—	(221)	—	(221)	—	(221)
Foreign currency translation adjustments	—	—	—	83	—	83	—	83
Pension benefits:
Net actuarial gain	—	—	—	46	—	46	7	53
Other postretirement benefits:
Prior service cost	—	—	—	4	—	4	—	4

Total other comprehensive loss						(88)	7	(81)

Total comprehensive income						197	83	280
Cash dividends — common stock (Note 12)	—	—	(256)	—	—	(256)	—	(256)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Issuance of common stock from 5.5% debentures conversion (Note 12)	3	25	—	—	—	28	—	28
Stock-based compensation, net of tax benefit	2	36	—	—	—	38	—	38
Other	—	—	—	—	—	—	4	4

Balance, December 31, 2009	618	8,135	903	(168)	(1,041)	8,447	572	9,019
Comprehensive income (loss):
Net income (loss)	—	—	(1,097)	—	—	(1,097)	175	(922)
Other comprehensive income:
Net change in cash flow hedges (Note 17)	—	—	—	92	—	92	—	92
Foreign currency translation adjustments	—	—	—	29	—	29	—	29
Pension benefits:
Prior service cost	—	—	—	1	—	1	—	1
Net actuarial loss	—	—	—	(25)	—	(25)	—	(25)
Other postretirement benefits:
Prior service cost	—	—	—	(3)	—	(3)	—	(3)
Net actuarial loss	—	—	—	(8)	—	(8)	—	(8)

Total other comprehensive income	—	—	—	—	—	86	—	86

Total comprehensive income (loss)	—	—	—	—	—	(1,011)	175	(836)
Cash dividends — common stock (Note 12)	—	—	(284)	—	—	(284)	—	(284)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(145)	(145)
Issuance of common stock from 5.5% debentures conversion (Note 12)	—	2	—	—	—	2	—	2
Sale of limited partner units of consolidated partnership	—	—	—	—	—	—	806	806
Stock-based compensation, net of tax benefit	2	55	—	—	—	57	—	57
Changes in Williams Partners L.P. ownership interest, net	—	77	—	—	—	77	(77)	—
Other	—	—	—	—	—	—	—	—

Balance, December 31, 2010	$620	$8,269	$(478)	$(82)	$(1,041)	$7,288	$1,331	$8,619

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Millions)

OPERATING ACTIVITIES:
Net income (loss)	$(922)	$361	$1,592
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,507	1,469	1,310
Provision (benefit) for deferred income taxes	(155)	249	611
Provision for loss on goodwill, investments, property and other assets	1,735	386	166
Gain on sale of contractual production rights	—	—	(148)
Provision for doubtful accounts and notes	(6)	48	15
Amortization of stock-based awards	48	43	31
Early debt retirement costs	606	1	1
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(36)	52	335
Inventories	(81)	33	(48)
Margin deposits and customer margin deposits payable	(1)	4	88
Other current assets and deferred charges	43	7	(82)
Accounts payable	(14)	5	(343)
Accrued liabilities	(29)	(170)	7
Changes in current and noncurrent derivative assets and liabilities	(42)	36	(121)
Other, including changes in noncurrent assets and liabilities	(2)	48	(59)

Net cash provided by operating activities	2,651	2,572	3,355

FINANCING ACTIVITIES:
Proceeds from long-term debt	5,129	595	674
Payments of long-term debt	(4,305)	(33)	(665)
Proceeds from sale of limited partner units of consolidated partnerships	806	—	362
Dividends paid	(284)	(256)	(250)
Purchase of treasury stock	—	—	(474)
Dividends and distributions paid to noncontrolling interests	(145)	(129)	(122)
Payments for debt issuance costs	(71)	(7)	(4)
Premiums paid on early debt retirements	(574)	—	—
Changes in restricted cash	—	40	(5)
Changes in cash overdrafts	14	(51)	—
Other — net	3	7	52

Net cash provided (used) by financing activities	573	166	(432)

INVESTING ACTIVITIES:
Capital expenditures*	(2,788)	(2,387)	(3,394)
Purchases of investments/advances to affiliates	(488)	(142)	(111)
Purchase of businesses	(1,099)	—	—
Proceeds from sale of contractual production rights	—	—	148
Distribution from Gulfstream Natural Gas System, L.L.C.	—	148	—
Other — net	79	71	174

Net cash used by investing activities	(4,296)	(2,310)	(3,183)

Increase (decrease) in cash and cash equivalents	(1,072)	428	(260)
Cash and cash equivalents at beginning of year	1,867	1,439	1,699

Cash and cash equivalents at end of year	$795	$1,867	$1,439

* Increases to property, plant, and equipment	$(2,755)	$(2,314)	$(3,475)
Changes in related accounts payable and accrued liabilities	(33)	(73)	81

Capital expenditures	$(2,788)	$(2,387)	$(3,394)

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Operations of our company are located principally in the United States and are organized into the following reporting segments: Williams Partners, Exploration & Production, and Other.

Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ) and includes the gas pipeline and midstream businesses that were contributed as part of our first quarter 2010 restructuring. The contributed gas pipeline businesses include 100 percent of Transcontinental Gas Pipe Line Company, LLC (Transco), 65 percent of Northwest Pipeline GP (Northwest Pipeline), and 24.5 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). The remaining 35 percent of Northwest Pipeline is directly owned by WPZ following the third quarter 2010 merger of WPZ and Williams Pipeline Partners L.P. (WMZ). WPZ’s midstream operations are composed of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in Pennsylvania’s Marcellus Shale region, and various equity investments in domestic processing and fractionation assets. WPZ’s midstream assets also include substantial operations and investments in the Four Corners and Gulf Coast regions, as well as a NGLs fractionator and storage facilities near Conway, Kansas.

Exploration & Production includes the natural gas development, production and gas management activities primarily in the Rocky Mountain and Mid-Continent regions of the United States, natural gas development activities in the northeastern portion of the United States, oil and natural gas interests in South America, and more recently, oil development activities in the northern United States. The gas management activities include procuring fuel and shrink gas for our midstream businesses and providing marketing to third parties, such as producers. Additionally, gas management activities include managing various natural gas related contracts such as transportation, storage, and related hedges.

Other includes other business activities that are not operating segments, primarily our Canadian midstream and domestic olefins operations, a 25.5 percent interest in Gulfstream, as well as corporate operations.

Basis of Presentation

During fourth-quarter 2010, we contributed a business represented by certain gathering and processing assets in Colorado’s Piceance basin to WPZ. The transaction has been accounted for as a combination of entities under common control whereby the assets and liabilities sold were recorded by WPZ at their historical amounts. The operations of this business and the related assets and liabilities were previously reported through our Exploration & Production segment, however they are now reported in our Williams Partners segment. Prior period segment disclosures have been adjusted for this transaction.

Master limited partnerships

At December 31, 2010, we own approximately 75 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights. At December 31, 2009, we owned approximately 24 percent of WPZ. Changes in our ownership of WPZ occurring during the past year include:

•	In conjunction with our first quarter 2010 restructuring, we ultimately received 203,000,000 common units from WPZ. Following this transaction, we owned approximately 84 percent of WPZ.

•	On August 31, 2010, WMZ unitholders approved the merger between WMZ and WPZ. As a result of the merger, effective September 1, 2010, WMZ unitholders, other than its general partner, received 0.7584 WPZ common units for each WMZ common unit they owned at the effective time of the merger, for a total issuance of 13,580,485 common units. Upon completing this merger, WMZ is wholly owned by WPZ and is no longer publicly traded.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On September 28, 2010, WPZ completed an equity issuance of common units resulting in proceeds of $380 million, net of the underwriters’ discount and fees.

•	On October 8, 2010, WPZ sold additional common units to the underwriters upon the underwriters’ exercise of their option to purchase additional common units pursuant to WPZ’s common unit offering in September 2010. The offering resulted in proceeds of $57 million, net of the underwriters’ discount and fees.

•	On December 17, 2010, WPZ completed an equity issuance of common units resulting in proceeds of approximately $369 million, net of the underwriters’ discount and fees.

These transactions resulted in changes in ownership between us and the noncontrolling interest that have been accounted for as equity transactions, resulting in an aggregate $77 million increase in capital in excess of par and a corresponding decrease in noncontrolling interest in consolidated subsidiaries.

WPZ is self funding and maintains separate lines of bank credit and cash management accounts. Cash distributions from WPZ to us, including any associated with our incentive distribution rights, occur through the normal partnership distributions from WPZ to all partners.

Discontinued operations

The accompanying consolidated financial statements and notes reflect the results of operations and financial position of certain of our Venezuela operations and other former businesses as discontinued operations. (See Note 2).

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Valuation of Exploration & Production’s reserves;

•	Asset retirement obligations;

•	Pension and postretirement valuation variables.

These estimates are discussed further throughout these notes.

Regulatory accounting

Transco and Northwest Pipeline are regulated by the Federal Energy Regulatory Commission (FERC). Their rates established by the FERC are designed to recover the costs of providing the regulated services, and their competitive environment makes it probable that such rates can be charged and collected. Therefore, our management has determined that it is appropriate to account for and report regulatory assets and liabilities related to these operations consistent with the economic effect of the way in which their rates are established. Accounting for these businesses that are regulated can differ from the accounting requirements for non-regulated businesses. These differences are discussed further throughout these notes.

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

Inventory valuation

All inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the average-cost method. We determine the cost of certain natural gas inventories held by Transco using the last-in, first-out (LIFO) cost method. LIFO inventory at December 31, 2010 and 2009 is $9 million and $7 million, respectively.

Property, plant, and equipment

Property, plant, and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values.

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

Gains or losses from the ordinary sale or retirement of property, plant, and equipment for regulated pipelines are credited or charged to accumulated depreciation; other gains or losses are recorded in other (income) expense — net included in operating income.

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

We record an asset and a liability upon incurrence equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as a corresponding accretion expense included in other (income) expense — net included in operating income, except for regulated entities, for which the liability is offset by a regulatory asset as management expects to recover amounts in future rates. The regulatory asset is amortized commensurate with our collection of those costs in rates.

Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium.

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

As a result of significant declines in forward natural gas prices during the third quarter of 2010, we performed an interim impairment assessment of our goodwill. As a result of that assessment, we recorded an impairment of goodwill of approximately $1 billion. See Note 4.

Cash flows from revolving credit facilities

Proceeds and payments related to borrowings under our credit facilities are reflected in the financing activities of the Consolidated Statement of Cash Flows on a gross basis.

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

For commodity derivatives designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (AOCI) and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in revenues or costs and operating expenses. Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in revenues or costs and operating expenses at that time. The change in likelihood is a judgmental decision that includes qualitative assessments made by management.

For commodity derivatives that are not designated in a hedging relationship, and for which we have not elected the normal purchases and normal sales exception, we report changes in fair value currently in revenues or costs and operating expenses dependent upon the underlying hedge transaction.

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues

Revenues from our gas pipeline businesses are primarily from services pursuant to long-term firm transportation and storage agreements. These agreements provide for a reservation charge based on the volume of contracted capacity and a commodity charge based on the volume of gas delivered, both at rates specified in our FERC tariffs. We recognize revenues for reservation charges ratably over the contract period regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges, from both firm and interruptible transportation services, and storage injection and withdrawal services, are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility.

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

Revenues from our midstream operations include those derived from natural gas gathering and processing services and are performed under volumetric-based fee contracts, keep-whole agreements and percent-of-liquids arrangements. Revenues under volumetric-based fee contracts are recorded when services have been performed. Under keep-whole and percent-of-liquids processing contracts, we retain the rights to all or a portion of the NGLs extracted from the producers’ natural gas stream and recognize revenues when the extracted NGLs are sold and delivered.

Oil gathering and transportation revenues and offshore production handling fees of our midstream operations are recognized when the services have been performed. Certain offshore production handling contracts contain fixed payment terms that result in the deferral of revenues until such services have been performed.

We market NGLs that we purchase from our producer customers. Revenues from marketing NGLs are recognized when the products have been sold and delivered.

Storage revenues under prepaid contracted storage capacity contracts are recognized evenly over the life of the contract as services are provided.

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

We have NGLs and olefins extraction operations where we retain certain products extracted from the producers’ off-gas stream and we recognize revenues when the extracted products are sold and delivered to

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our purchasers. We also produce olefins from purchased feed-stock, and we recognize revenues when the olefins are sold and delivered.

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

Proved properties, including developed and undeveloped, are assessed for impairment using estimated future undiscounted cash flows on a field basis. If the undiscounted cash flows are less than the carrying value of the assets, then a subsequent analysis to estimate fair value is performed using discounted cash flows. Estimating future cash flows involves the use of complex judgments such as estimation of the oil and gas reserve quantities, risk associated with the different categories of oil and gas reserves, timing of development and production, expected future commodity prices, capital expenditures, and production costs.

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

We evaluate our investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the consolidated financial statements as an impairment charge.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Judgments and assumptions are inherent in our management’s estimate of undiscounted future cash flows and an asset’s fair value. Additionally, judgment is used to determine the probability of sale with respect to assets considered for disposal.

Capitalization of interest

We capitalize interest during construction on major projects with construction periods of at least three months and a total project cost in excess of $1 million. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds as a component of other income (expense) — net. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by nonregulated companies are based on the average interest rate on debt.

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

Restricted stock units are generally valued at market value on the grant date and generally vest over three years. Restricted stock unit compensation cost, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.

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

Foreign currency translation

Certain of our foreign subsidiaries use the Canadian dollar as their functional currency. Assets and liabilities of such foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations are translated into the U.S. dollar at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of AOCI.

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

Note 2.	Discontinued Operations

Summarized Results of Discontinued Operations

	Years Ended December 31,
	2010	2009	2008
	(Millions)

Revenues	$—	$—	$172

Income (loss) from discontinued operations before (impairments) and gain
on sale, gain on deconsolidation and income taxes	$(2)	$(87)	$241
(Impairments) and gain on sale	—	(211)	8
Gain on deconsolidation	—	9	—
(Provision) benefit for income taxes	(4)	66	(124)

Income (loss) from discontinued operations	$(6)	$(223)	$125

Income (loss) from discontinued operations:
Attributable to noncontrolling interests	$—	$(70)	$13
Attributable to The Williams Companies, Inc.	$(6)	$(153)	$112

The decrease in revenues reflects the cessation of revenue recognition of our discontinued Venezuela operations in 2009.

Income (loss) from discontinued operations before (impairments) and gain on sale, gain on deconsolidation, and income taxes for 2009 primarily includes losses from our discontinued Venezuela operations, including $48 million of bad debt expense and a $30 million net charge related to the write-off of certain deferred charges and credits. Offsetting these losses is a $15 million gain related to our former coal operations.

Income (loss) from discontinued operations before (impairments) and gain on sale, gain on deconsolidation, and income taxes for 2008 includes:

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

(Impairments) and gain on sale for 2009 reflects an impairment of our Venezuela property, plant, and equipment. (See Note 14.)

(Impairments) and gain on sale for 2008 includes the final proceeds from the 2007 sale of our former power business.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain on deconsolidation reflects the gain recognized when we deconsolidated the entities that owned and operated our Venezuela gas compression facilities prior to their expropriation by the Venezuelan government in 2009.

(Provision) benefit for income taxes for 2009 includes a $76 million benefit from the reversal of deferred tax balances related to our discontinued Venezuela operations.

Note 3.	Investing Activities

Investing Income

	Years Ended December 31,
	2010	2009	2008
	(Millions)

Equity earnings*	$163	$136	$137
Income (loss) from investments*	43	(75)	1
Impairment of cost-based investments	—	(22)	(4)
Interest income and other	3	7	55

Total investing income	$209	$46	$189

*	Items also included in segment profit (loss). (See Note 18.)

Income (loss) from investments in 2009 reflects a $75 million impairment charge related to an other-than-temporary loss in value associated with our Venezuelan investment in Accroven SRL (Accroven). Accroven owns and operates gas processing facilities and a NGL fractionation plant for the exclusive benefit of Petróleos de Venezuela S.A. (PDVSA). The deteriorating circumstances in the first quarter of 2009 for our Venezuelan operations caused us to review our investment in Accroven. We utilized a probability-weighted discounted cash flow analysis, which included an after-tax discount rate of 20 percent to reflect the risk associated with operating in Venezuela. Accroven was not part of the operations that were expropriated by the Venezuelan government in May 2009.

In June 2010, we sold our 50 percent interest in Accroven to the state-owned oil company, PDVSA for $107 million. Of this amount, $13 million was received in cash at closing and another $30 million was received in August 2010. The remainder is due in six quarterly payments beginning October 31, 2010. The first quarterly payment of $11 million was received in January 2011 and will be recognized as income in 2011. We will continue to recognize the resulting gain as cash is received. Accroven was not part of our operations that were expropriated by the Venezuelan government in May 2009.

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

The unfavorable change in interest income and other in 2009 is primarily due to lower average interest rates which continued in 2010.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

	December 31,
	2010	2009
	(Millions)

Equity method:
Overland Pass Pipeline Company LLC — 50%	$429	$—
Gulfstream — 50%(1)	378	383
Discovery Producer Services LLC — 60%(2)	181	189
Laurel Mountain Midstream, LLC — 51%(2)	170	133
Petrolera Entre Lomas S.A. — 40.8%	81	81
Other	103	98

	1,342	884
Cost method	2	2

	$1,344	$886

(1)	As of December 31, 2010, 24.5 percent interest is held within Williams Partners, with the remaining 25.5 percent held within Other.

(2)	We account for these investments under the equity method due to the significant participatory rights of our partners such that we do not control the investments.

Differences between the carrying value of our equity investments and the underlying equity in the net assets of the investees are primarily related to impairments we previously recognized. These differences are amortized over the expected remaining life of the investees’ underlying assets.

In September 2010, we purchased an additional 49 percent ownership interest in Overland Pass Pipeline Company LLC (OPPL) for $424 million. In addition, we invested $43 million and $133 million in Laurel Mountain Midstream, LLC in 2010 and 2009, respectively.

Dividends and distributions, including those presented below, received from companies accounted for by the equity method were $193 million, $291 million, and $167 million in 2010, 2009, and 2008, respectively. These transactions reduced the carrying value of our investments. These dividends and distributions primarily included:

	Years Ended December 31,
	2010	2009	2008
	(Millions)

Gulfstream	$81	$223	$58
Discovery Producer Services LLC	44	32	56
Aux Sable Liquid Products LP	28	15	28

In 2009, we received a $148 million distribution from Gulfstream following its debt offering.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized Financial Position and Results of Operations of Equity Method Investments (Unaudited)

	December 31,
	2010	2009
	(Millions)

Current assets	$321	$383
Noncurrent assets	4,421	3,723
Current liabilities	229	266
Noncurrent liabilities	1,409	1,511

	Years Ended December 31,
	2010	2009	2008
	(Millions)

Gross revenue	$1,362	$1,115	$1,246
Operating income	699	516	521
Net income	508	396	405

Note 4.	Asset Sales, Impairments and Other Accruals

The following table presents significant gains or losses reflected in impairments of goodwill and long-lived assets and other (income) expense — net within segment costs and expenses:

	Years Ended December 31,
	2010	2009	2008
	(Millions)

Williams Partners
Involuntary conversion gains	$(18)	$(4)	$(17)
Gains on sales of certain assets	(12)	(40)	(10)
Accrual of regulatory liability related to overcollection of certain employee expenses	10	—	—
Impairments of certain gathering and transportation assets	9	—	6
Exploration & Production
Gain on sale of contractual right to an international production payment	—	—	(148)
Impairment of goodwill	1,003	—	—
Impairments of producing properties and acquired unproved reserves	678	20	143
Penalties from early release of drilling rigs	—	32	—
Other
Gulf Liquids litigation contingency accrual reversal (see Note 16)	—	—	(32)

Other (income) expense — net within segment costs and expenses also includes net foreign currency exchange gains of $38 million in 2008, which primarily relates to the remeasurement of current assets held in U.S. dollars within our Canadian operations in the Other segment.

Impairments of goodwill and certain Exploration & Production properties

As a result of significant declines in forward natural gas prices during the third quarter of 2010, we performed an interim impairment assessment of our capitalized costs related to goodwill and domestic properties at Exploration & Production. As a result of these assessments, Exploration & Production recorded an impairment of goodwill, as noted above, and impairments of capitalized costs of certain natural gas producing properties in the

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Barnett Shale of $503 million and capitalized costs of certain acquired unproved reserves in the Piceance Highlands acquired in 2008 of $175 million.

Based on a comparison of the estimated fair value to the carrying value, Exploration & Production recorded a $15 million impairment in 2009 related to costs of acquired unproved reserves resulting from a 2008 acquisition in the Fort Worth basin. Additionally, Exploration & Production recorded impairment charges of $5 million and $143 million in 2009 and 2008, respectively, related to properties in the Arkoma basin.

Our impairment analyses included assessments of undiscounted (except for the unproved reserves) and discounted future cash flows, which considered information obtained from drilling, other activities, and year-end natural gas reserve quantities. See Note 14 for a further discussion of the impairments.

Additional Items

We completed a strategic restructuring transaction in 2010 that involved significant debt issuances, retirements and amendments (see Note 11). We incurred significant costs related to these transactions, as follows:

•	$606 million of early debt retirement costs consisting primarily of cash premiums;

•	$45 million of other transaction costs reflected in general corporate expenses, of which $7 million is attributable to noncontrolling interests;

•	$4 million of accelerated amortization of debt costs related to the amendments of credit facilities, reflected in other income (expense) — net below operating income (loss).

Exploration & Production recorded a $19 million unfavorable adjustment to depletion expense in 2010 related to a correction of prior years’ production volumes used in the calculation of depletion expense, which is reflected in costs and operating expenses.

Exploration & Production recorded $16 million of exploratory dry hole costs in 2010, which is included within costs and operating expenses.

Exploration & Production recorded a $34 million accrual for Wyoming severance taxes in 2008, which is reflected in costs and operating expenses.

Note 5.	Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes from continuing operations includes:

	Years Ended December 31,
	2010	2009	2008
	(Millions)

Current:
Federal	$81	$10	$179
State	2	12	24
Foreign	40	21	8

	123	43	211
Deferred:
Federal	(61)	271	466
State	(104)	42	(11)
Foreign	12	3	11

	(153)	316	466

Total provision (benefit)	$(30)	$359	$677

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the realized provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
	(Millions)

Provision (benefit) at statutory rate	$(331)	$330	$750
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	(70)	35	8
Foreign operations — net	(17)	25	(16)
Impact of nontaxable noncontrolling interests	(58)	(49)	(54)
Goodwill impairment	351	—	—
Taxes on undistributed earnings of certain foreign operations	66	—	—
Reduction of tax benefits on Medicare Part D federal subsidy	11	—	—
Other — net	18	18	(11)

Provision (benefit) for income taxes	$(30)	$359	$677

State income taxes (net of federal benefit) were reduced by $65 million in 2010 and $46 million in 2008 due to reductions in our estimate of the effective deferred state rate, including state income tax carryovers, reflective of a change in the mix of jurisdictional attribution of taxable income.

Income (loss) from continuing operations before income taxes includes $173 million of foreign income, $36 million of foreign loss, and $139 million of foreign income in 2010, 2009, and 2008, respectively.

During the course of audits of our business by domestic and foreign tax authorities, we frequently face challenges regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the liability associated with our various filing positions, we apply the two step process of recognition and measurement. In association with this liability, we record an estimate of related interest and tax exposure as a component of our tax provision. The impact of this accrual is included within other-net in our reconciliation of the tax provision to the federal statutory rate.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	December 31,
	2010	2009
	(Millions)

Deferred tax liabilities:
Property, plant, and equipment	$1,784	$3,658
Derivatives — net	111	66
Investments	2,125	491
Other	100	108

Total deferred tax liabilities	4,120	4,323

Deferred tax assets:
Accrued liabilities	369	557
Minimum tax credits	120	62
State loss and credit carryovers	278	289
Other	70	58

Total deferred tax assets	837	966

Less valuation allowance	249	289

Net deferred tax assets	588	677

Overall net deferred tax liabilities	$3,532	$3,646

The valuation allowance at December 31, 2010 and 2009 serves to reduce the recognized tax assets associated with state loss and credit carryovers to an amount that will more likely than not be realized. These amounts are presented in the table above before any federal benefit.

As a result of the plan approved by our Board of Directors to pursue separation of the company into two standalone publicly traded corporations (see Note 19), we provided $66 million of deferred taxes in 2010 on undistributed earnings of certain foreign operations that we no longer consider permanently reinvested. As of December 31, 2010, we still consider $277 million of undistributed earnings of other consolidated foreign subsidiaries to be permanently reinvested and have not provided deferred income taxes on that amount.

Cash payments for income taxes (net of refunds and including discontinued operations) were $40 million, $14 million, and $155 million in 2010, 2009, and 2008, respectively.

As of December 31, 2010, we had approximately $91 million of unrecognized tax benefits. If recognized, approximately $74 million, net of federal tax expense, would be recorded as a reduction of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(Millions)

Balance at beginning of period	$89	$79
Additions based on tax positions related to the current year	11	17
Additions for tax positions for prior years	3	4
Reductions for tax positions of prior years	(12)	(7)
Settlement with taxing authorities	—	(4)

Balance at end of period	$91	$89

We recognize related interest and penalties as a component of income tax expense. Total interest and penalties recognized as part of income tax expense were $11 million, $17 million, and $2 million for 2010, 2009, and 2008,

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Approximately $104 million and $93 million of interest and penalties primarily relating to uncertain tax positions have been accrued as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Internal Revenue Service (IRS) examination of our consolidated U.S. income tax return for 2008 is in process. During the first quarter of 2011, we finalized a settlement for 1997 through 2007 on certain contested matters with the IRS Appeals Division which we anticipate will result in a net reduction to our 2011 provision for income taxes of approximately $90 million to $100 million. This reduction is primarily driven by a deferred tax asset created as a result of our settlement. We anticipate making approximately $160 million to $170 million of cash payments to the IRS and various states related to this settlement in 2011. During the first quarter of 2011, we expect this settlement to reduce the balance of our unrecognized tax benefits by approximately $40 million. The statute of limitations for most states expires one year after expiration of the IRS statute.

Generally, tax returns for our Venezuelan, Argentine and Canadian entities are open to audit from 2003 through 2010. Certain Canadian entities are currently under examination. We believe there is a high degree of probability of an adjustment related to an international matter that could result in a decrease of approximately $17 million in our unrecognized tax benefits during the next twelve months.

Note 6.	Earnings (Loss) Per Common Share from Continuing Operations

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions, except per-share amounts; shares in thousands)

Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share(1)	$(1,091)	$438	$1,306

Basic weighted-average shares(2)	584,552	581,674	581,342
Effect of dilutive securities:
Nonvested restricted stock units	—	2,216	1,334
Stock options	—	2,065	3,439
Convertible debentures(2)	—	3,430	6,604

Diluted weighted-average shares	584,552	589,385	592,719

Earnings (loss) per common share from continuing operations:
Basic	$(1.87)	$.75	$2.25

Diluted	$(1.87)	$.75	$2.21

(1)	The years of 2009 and 2008 include $1.2 million and $2.4 million, respectively, of interest expense, net of tax, associated with our convertible debentures. (See Note 12.) These amounts have been added back to income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders to calculate diluted earnings per common share.

(2)	During 2009, we issued shares of our common stock in exchange for a portion of our convertible debentures. (See Note 12.)

For 2010, 3.2 million weighted-average nonvested restricted stock units and 3.0 million weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to The Williams Companies, Inc.

Additionally, for 2010, 2.2 million weighted-average shares related to the assumed conversion of our convertible debentures, as well as the related interest, net of tax, have been excluded from the computation of

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted earnings per common share. Inclusion of these shares would have an antidilutive effect on the diluted earnings per common share. We estimate that if 2010 income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders was $219 million of income, then these shares would become dilutive.

The table below includes information related to stock options that were outstanding at December 31 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth quarter weighted-average market price of our common shares.

	2010	2009	2008

Options excluded (millions)	2.4	3.7	6.4
Weighted-average exercise price of options excluded	$32.41	$30.21	$26.41
Exercise price range of options excluded	$22.68 - $40.51	$20.28 - $42.29	$16.40 - $42.29
Fourth quarter weighted-average market price	$22.47	$19.81	$16.37

Note 7.	Employee Benefit Plans

We have noncontributory defined benefit pension plans in which all eligible employees participate. Currently, eligible employees earn benefits primarily based on a cash balance formula. Various other formulas, as defined in the plan documents, are utilized to calculate the retirement benefits for plan participants not covered by the cash balance formula. At the time of retirement, participants may elect, to the extent they are eligible for the various options, to receive annuity payments, a lump sum payment, or a combination of a lump sum and annuity payments. In addition to our pension plans, we currently provide subsidized retiree medical and life insurance benefits (other postretirement benefits) to certain eligible participants. Generally, employees hired after December 31, 1991, are not eligible for the subsidized retiree medical benefits, except for participants that were employees or retirees of Transco Energy Company on December 31, 1995, and other miscellaneous defined participant groups. Certain of these other postretirement benefit plans, particularly the subsidized retiree medical benefit plans, provide for retiree contributions and contain other cost-sharing features such as deductibles, co-payments, and co-insurance. The accounting for these plans anticipates future cost-sharing that is consistent with our expressed intent to increase the retiree contribution level generally in line with health care cost increases.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations

The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated. The annual measurement date for our plans is December 31.

			Other
			Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(Millions)

Change in benefit obligation:
Benefit obligation at beginning of year	$1,118	$1,035	$259	$273
Service cost	35	32	2	2
Interest cost	64	62	15	16
Plan participants’ contributions	—	—	6	5
Benefits paid	(58)	(59)	(24)	(24)
Medicare Part D subsidy	—	—	2	2
Plan amendment	—	—	(1)	(18)
Actuarial loss	108	48	30	3

Benefit obligation at end of year	1,267	1,118	289	259

Change in plan assets:
Fair value of plan assets at beginning of year	860	705	148	126
Actual return on plan assets	108	153	17	25
Employer contributions	61	61	15	16
Plan participants’ contributions	—	—	6	5
Benefits paid	(58)	(59)	(24)	(24)

Fair value of plan assets at end of year	971	860	162	148

Funded status — underfunded	$(296)	$(258)	$(127)	$(111)

Accumulated benefit obligation	$1,224	$1,075

The underfunded status of our pension plans and other postretirement benefit plans presented in the previous table are recognized in the Consolidated Balance Sheet within the following accounts:

	December 31,
	2010	2009
	(Millions)

Underfunded pension plans:
Current liabilities	$7	$1
Noncurrent liabilities	289	257
Underfunded other postretirement benefit plans:
Current liabilities	8	8
Noncurrent liabilities	119	103

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plans’ benefit obligation actuarial loss of $108 million in 2010 and $48 million in 2009 is primarily due to the impact of decreases in the discount rates utilized to calculate the benefit obligation. The 2010 benefit obligation actuarial loss of $30 million for our other postretirement benefit plans is primarily due to the impact of decreases in the discount rates utilized to calculate the benefit obligation and changes to medical claims experience. The impact of the provisions of the federal healthcare reform legislation has been included in the December 31, 2010 other postretirement benefit plans’ obligation and is not significant. The other postretirement benefits plan amendment of $18 million in 2009 is due to an increase in the retirees’ cost-sharing percentage within our subsidized retiree medical benefit plans.

At December 31, 2010 and 2009, all of our pension plans had a projected benefit obligation and accumulated benefit obligation in excess of plan assets.

The determination of net periodic benefit expense allows for the delayed recognition of gains and losses caused by differences between actual and assumed outcomes for items such as estimated return on plan assets, or caused by changes in assumptions for items such as discount rates or estimated future compensation levels. The net actuarial loss presented in the following table and recorded in accumulated other comprehensive loss and net regulatory assets represents the cumulative net deferred loss from these types of differences or changes which have not yet been recognized in the Consolidated Statement of Income. A portion of the net actuarial loss is amortized over the participants’ average remaining future years of service, which is approximately 13 years for our pension plans and approximately 11 years for our other postretirement benefit plans.

Pre-tax amounts not yet recognized in net periodic benefit expense at December 31 are as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(Millions)

Amounts included in accumulated other comprehensive loss:
Prior service (cost) credit	$(3)	$(4)	$10	$15
Net actuarial loss	(657)	(621)	(20)	(9)
Amounts included in net regulatory assets associated with our FERC-regulated gas pipelines:
Prior service credit	N/A	N/A	$20	$28
Net actuarial loss	N/A	N/A	(48)	(40)

In addition to the net regulatory assets included in the previous table, differences in the amount of actuarially determined net periodic benefit expense for our other postretirement benefit plans and the other postretirement benefit costs recovered in rates for our FERC-regulated gas pipelines are deferred as a regulatory asset or liability. We have net regulatory liabilities of $23 million at December 31, 2010 and $15 million at December 31, 2009 related to these deferrals. These amounts will be reflected in future rates based on the gas pipelines’ rate structures.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Benefit Expense and Items Recognized in Other Comprehensive Income (Loss)

Net periodic benefit expense and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before taxes for the years ended December 31 consist of the following:

				Other
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(Millions)

Components of net periodic benefits expense:
Service cost	$35	$32	$23	$2	$2	$2
Interest cost	64	62	60	15	16	18
Expected return on plan assets	(71)	(61)	(79)	(9)	(9)	(13)
Amortization of prior service cost (credit)	1	1	1	(14)	(11)	—
Amortization of net actuarial loss	35	43	13	3	3	—
Amortization of regulatory asset	—	1	—	1	5	5

Net periodic benefit expense	$64	$78	$18	$(2)	$6	$12

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	$71	$(44)	$565	$12	$1	$15
Prior service credit	—	—	—	—	(7)	(16)
Amortization of prior service (cost) credit	(1)	(1)	(1)	5	4	(1)
Amortization of net actuarial loss	(35)	(43)	(13)	(1)	—	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)	35	(88)	551	16	(2)	(2)

Total recognized in net periodic benefit expense and other comprehensive income (loss)	$99	$(10)	$569	$14	$4	$10

Other changes in plan assets and benefit obligations for our other postretirement benefit plans associated with our FERC-regulated gas pipelines are recognized in net regulatory assets at December 31, 2010, and include a net actuarial loss of $10 million, prior service credit of $1 million, amortization of prior service credit of $9 million, and amortization of net actuarial loss of $2 million. At December 31, 2009, amounts recognized in net regulatory assets included a net actuarial gain of $14 million, prior service credit of $11 million, amortization of prior service credit of $7 million, and amortization of net actuarial loss of $3 million. At December 31, 2008, amounts recognized in net regulatory assets included a net actuarial loss of $83 million, prior service credit of $22 million, and amortization of prior service credit of $1 million.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax amounts expected to be amortized in net periodic benefit expense in 2011 are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(Millions)

Amounts included in accumulated other comprehensive loss:
Prior service cost (credit)	$1	$(4)
Net actuarial loss	37	1
Amounts included in net regulatory assets associated with our FERC- regulated gas pipelines:
Prior service credit	N/A	$(7)
Net actuarial loss	N/A	3

Key Assumptions

The weighted-average assumptions utilized to determine benefit obligations as of December 31 are as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Discount rate	5.20%	5.78%	5.35%	5.80%
Rate of compensation increase	5.00	5.00	N/A	N/A

The weighted-average assumptions utilized to determine net periodic benefit expense for the years ended December 31 are as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.78%	6.08%	6.41%	5.80%	6.00%	6.40%
Expected long-term rate of return on plan assets	7.50	7.75	7.75	6.51	7.00	7.00
Rate of compensation increase	5.00	5.00	5.00	N/A	N/A	N/A

The discount rates for our pension and other postretirement benefit plans were determined separately based on an approach specific to our plans. The year-end discount rates were determined considering a yield curve comprised of high-quality corporate bonds published by a large securities firm and the timing of the expected benefit cash flows of each plan.

The expected long-term rates of return on plan assets were determined by combining a review of the historical returns realized within the portfolio, the investment strategy included in the plans’ Investment Policy Statement, and capital market projections for the asset classes in which the portfolio is invested and the target weightings of each asset class.

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

The mortality assumptions used to determine the obligations for our pension and other postretirement benefit plans are the best estimate of expected mortality rates for the participants in these plans. The selected mortality

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tables are among the most recent tables available and mortality improvements are projected to the measurement date.

The assumed health care cost trend rate for 2011 is 7.0 percent, increases slightly in 2012 and 2013, and then decreases to 5.0 percent by 2021. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Point increase	Point decrease
	(Millions)

Effect on total of service and interest cost components	$2	$(2)
Effect on other postretirement benefit obligation	39	(32)

Plan Assets

The investment policy for our pension and other postretirement benefit plans provides for an investment strategy in accordance with ERISA, which governs the investment of the assets in a diversified portfolio. The plans follow a policy of diversifying the investments across various asset classes and investment managers. Additionally, the investment returns on approximately 40 percent of the other postretirement benefit plan assets are subject to income tax; therefore, certain investments are managed in a tax efficient manner.

During 2010, the pension plans’ target asset allocation ranges were adjusted resulting in a slightly larger allocation to fixed income securities. The updated pension plans’ target asset allocation range at December 31, 2010 was 54 percent to 66 percent equity securities, which includes commingled investment funds, and 36 percent to 44 percent fixed income securities and cash management funds. Within equity securities, the target range for U.S. equity securities is 37 percent to 45 percent and international equity securities is 17 percent to 21 percent. The asset allocation continues to be weighted toward equity securities since the obligations of the pension and other postretirement benefit plans are long-term in nature and historically equity securities have outperformed other asset classes over long periods of time. The rebalancing to the higher fixed income securities asset allocation is expected to occur during 2011.

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

The following securities and transactions are not authorized: unregistered securities, commodities or commodity contracts, short sales or margin transactions, or other leveraging strategies. Investment strategies using the direct holding of options or futures require approval and, historically, have not been used; however, these instruments may be used in commingled investment funds. Additionally, real estate equity and natural resource property investments are generally restricted.

Fixed income securities are restricted to high-quality, marketable securities that may include, but are not necessarily limited to, U.S. Treasury securities, U.S. government guaranteed and nonguaranteed mortgage-backed securities, government and municipal bonds, and investment grade corporate securities. The overall rating of the fixed income security assets is generally required to be at least “A,” according to the Moody’s or Standard & Poor’s rating systems. No more than 5 percent of the total portfolio may be invested in the fixed income securities of any one issuer with the exception of bond index funds and U.S. government guaranteed and agency securities.

During 2010, nine active investment managers and one passive investment manager managed substantially all of the pension plans’ funds and five active investment managers managed the other postretirement benefit plans’ funds. Each of the managers had responsibility for managing a specific portion of these assets and each investment manager was responsible for 2 percent to 17 percent of the assets.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension and other postretirement benefit plans’ assets are held primarily in equity securities, including commingled investment funds invested in equity securities, and fixed income securities. Within the plans’ investment securities, there are no significant concentrations of risk because of the diversity of the types of investments, diversity of the various industries, and the diversity of the fund managers and investment strategies. Generally, the investments held in the plans are publicly traded, therefore, minimizing liquidity risk in the portfolio.

The pension and other postretirement benefit plans participate in securities lending programs under which securities are loaned to selected securities brokerage firms. The title of the securities is transferred to the borrower, but the plans are entitled to all distributions made by the issuer of the securities during the term of the loan and retain the right to redeem the securities on short notice. All loans require collateralization by U.S. government securities, cash, or letters of credit that equal at least 102 percent of the fair value of the loaned securities plus accrued interest. There are limitations on the aggregate fair value of securities that may be loaned to any one broker and to all brokers as a group. The collateral is invested in repurchase agreements, asset-backed securities, bank notes, corporate floating rate notes, and certificates of deposit. At December 31, 2010, the fair values of the loaned securities are $116 million for the pension plans and $17 million for the other postretirement benefit plans and are included in the following tables. At December 31, 2010, the fair values of securities held as collateral, and the obligation to return the collateral, are $120 million for the pension plans and $17 million for the other postretirement benefit plans and are not included in the following tables. At December 31, 2009, the fair values of the loaned securities are $63 million for the pension plans and $9 million for the other postretirement benefit plans and are included in the following tables. At December 31, 2009, the fair values of securities held as collateral, and the obligation to return the collateral, are $66 million for the pension plans and $9 million for the other postretirement benefit plans and are not included in the following tables. The pension and other postretirement benefit plans are exiting the securities lending programs under a plan designed to be orderly and minimize potential losses. The exit from the securities lending programs is expected to be completed during 2011 and no significant losses are expected to be realized.

The fair values (see Note 14) of our pension plan assets at December 31, 2010 and 2009, by asset class are as follows:

	2010
	Level 1	Level 2	Level 3	Total
	(Millions)

Pension assets:
Cash management fund(1)	$30	$—	$—	$30
Equity securities:
U.S. large cap	192	—	—	192
U.S. small cap	137	—	—	137
International developed markets large cap growth	4	68	—	72
Emerging markets growth	4	12	—	16
Commingled investment funds:
U.S. large cap(2)	—	168	—	168
Emerging markets value(3)	—	35	—	35
International developed markets large cap value(4)	—	80	—	80
Fixed income securities(5):
U.S. Treasury securities	17	3	—	20
Mortgage-backed securities	—	64	—	64
Corporate bonds	—	150	—	150
Insurance company investment contracts and other	—	7	—	7

Total assets at fair value at December 31, 2010	$384	$587	$—	$971

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
	Level 1	Level 2	Level 3	Total
	(Millions)

Pension assets:
Cash management fund(1)	$23	$—	$—	$23
Equity securities:
U.S. large cap	244	—	—	244
U.S. small cap	103	—	—	103
International developed markets large cap growth	2	58	—	60
Emerging markets growth	10	9	—	19
Commingled investment funds:
U.S. large cap(2)	—	84	—	84
Emerging markets value(3)	—	29	—	29
International developed markets large cap value(4)	—	74	—	74
Fixed income securities(5):
U.S. Treasury securities	11	3	—	14
Mortgage-backed securities	—	53	—	53
Corporate bonds	—	149	—	149
Insurance company investment contracts and other	—	8	—	8

Total assets at fair value at December 31, 2009	$393	$467	$—	$860

The fair values of our other postretirement benefits plan assets at December 31, 2010 and 2009, by asset class are as follows:

	2010
	Level 1	Level 2	Level 3	Total
	(Millions)

Other postretirement benefit assets:
Cash management funds(1)	$15	$—	$—	$15
Equity securities:
U.S. large cap	44	—	—	44
U.S. small cap	24	—	—	24
International developed markets large cap growth	1	14	—	15
Emerging markets growth	1	2	—	3
Commingled investment funds:
U.S. large cap(2)	—	17	—	17
Emerging markets value(3)	—	3	—	3
International developed markets large cap value(4)	—	8	—	8
Fixed income securities(6):
U.S. Treasury securities	2	—	—	2
Government and municipal bonds	—	10	—	10
Mortgage-backed securities	—	6	—	6
Corporate bonds	—	15	—	15

Total assets at fair value at December 31, 2010	$87	$75	$—	$162

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
	Level 1	Level 2	Level 3	Total
	(Millions)

Other postretirement benefit assets:
Cash management funds(1)	$15	$—	$—	$15
Equity securities:
U.S. large cap	49	—	—	49
U.S. small cap	19	—	—	19
International developed markets large cap growth	—	13	—	13
Emerging markets growth	2	2	—	4
Commingled investment funds:
U.S. large cap(2)	—	8	—	8
Emerging markets value(3)	—	3	—	3
International developed markets large cap value(4)	—	7	—	7
Fixed income securities(6):
U.S. Treasury securities	1	—	—	1
Government and municipal bonds	—	8	—	8
Mortgage-backed securities	—	6	—	6
Corporate bonds	—	15	—	15

Total assets at fair value at December 31, 2009	$86	$62	$—	$148

(1)	These funds invest in high credit-quality, short-term corporate, and government money market debt securities that have remaining maturities of approximately one year or less, and are deemed to have minimal credit risk.

(2)	This fund invests primarily in equity securities comprising the Standard & Poor’s 500 Index. The investment objective of the fund is to match the return of the Standard & Poor’s 500 Index. During 2009, certain restrictions were put into place that limited the amount that could be withdrawn. As of December 31, 2009, 37 percent was eligible for withdrawal. Effective August 2010, the withdrawal restrictions were terminated by the fund. The fund manager retains the right to restrict withdrawals from the fund as not to disadvantage other investors in the fund.

(3)	This fund invests in equity securities of international emerging markets for the purpose of capital appreciation. The fund invests primarily in common stocks of the financial, telecommunications, information technology, consumer goods, energy, industrial, materials, and utilities sectors, as well as forward foreign currency exchange contracts. The plans’ trustee is required to notify the fund manager ten days prior to a withdrawal from the fund. The fund manager retains the right to restrict withdrawals from the fund as not to disadvantage other investors in the fund.

(4)	This fund invests in a diversified portfolio of international equity securities for the purpose of capital appreciation. The fund invests primarily in common stocks in the consumer goods, materials, financial, energy, information technology, telecommunications, industrial, utilities, and health care sectors, as well as forward foreign currency exchange contracts. The plans’ trustee is required to notify the fund manager ten days prior to a withdrawal from the fund. The fund manager retains the right to restrict withdrawals from the fund as not to disadvantage other investors in the fund.

(5)	The weighted-average credit quality rating of the pension assets’ fixed income security portfolio is investment grade with a weighted-average duration of 5.6 years for 2010 and 5.1 years for 2009.

(6)	The weighted-average credit quality rating of the other postretirement benefit assets’ fixed income security portfolio is investment grade with a weighted-average duration of 4.8 years for 2010 and 4.5 years for 2009.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of fixed income securities, except U.S. Treasury notes and bonds, are determined using pricing models. These pricing models incorporate observable inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads for similar securities to determine fair value. The U.S. Treasury notes and bonds are valued at fair value based on closing prices on the last business day of the year reported in the active market in which the security is traded.

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

			Federal
		Other	Prescription
	Pension	Postretirement	Drug
	Benefits	Benefits	Subsidy
	(Millions)

2011	$51	$18	$(2)
2012	51	18	(3)
2013	54	18	(3)
2014	68	18	(3)
2015	75	19	(3)
2016-2020	536	107	(20)

In 2011, we expect to contribute approximately $60 million to our tax-qualified pension plans and approximately $7 million to our nonqualified pension plans, for a total of approximately $67 million, and approximately $16 million to our other postretirement benefit plans.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

We also maintain defined contribution plans for the benefit of substantially all of our employees. Generally, plan participants may contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with the plans’ guidelines. We match employees’ contributions up to certain limits. Our matching contributions charged to expense were $26 million in 2010, $25 million in 2009, and $24 million in 2008. Certain accounts within one of our defined contribution plans have a nonleveraged employee stock ownership plan (ESOP) component. The shares held by the ESOP are treated as outstanding when computing earnings per share and the dividends on the shares held by the ESOP are recorded as a component of retained earnings. There were no contributions in 2010, 2009, and 2008 to this ESOP, other than dividend reinvestment, as contributions for purchase of our stock are no longer allowed within this defined contribution plan.

Note 8.	Inventories

	December 31,
	2010	2009
	(Millions)

Natural gas liquids and olefins	$87	$70
Natural gas in underground storage	93	47
Materials, supplies, and other	123	105

	$303	$222

Note 9.	Property, Plant, and Equipment

	Estimated	Depreciation
	Useful Life (a)	Rates (a)	December 31,
	(Years)	(%)	2010	2009
			(Millions)

Nonregulated:
Oil and gas properties	(b)		$11,741	$9,854
Natural gas gathering and processing facilities	5 - 40		6,224	5,461
Construction in progress	(c)		865	1,227
Other	3 - 45		940	816
Regulated:
Natural gas transmission facilities		.01 - 7.25	9,066	8,814
Construction in progress		(c)	240	152
Other		.01 - 33.33	1,359	1,301

Total property, plant, and equipment, at cost			30,435	27,625
Accumulated depreciation, depletion & amortization			(10,163)	(8,981)

Property, plant, and equipment — net			$20,272	$18,644

(a)	Estimated useful life and depreciation rates are presented as of December 31, 2010. Depreciation rates for regulated assets are prescribed by the FERC.

(b)	Oil and gas properties are depleted using the units-of-production method (see Note 1). Balances include $1.9 billion at December 31, 2010, and $864 million at December 31, 2009, of capitalized costs related to properties with unproved reserves or leasehold not yet subject to depletion at Exploration & Production.

(c)	Construction in progress balances not yet subject to depreciation and depletion.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 21, 2010, we completed the acquisition of 100 percent of the equity of Dakota-3 E&P Company LLC for $949 million, including closing adjustments. This company holds approximately 85,800 net acres on the Fort Berthold Indian Reservation in the Williston basin of North Dakota. Approximately 85 percent of this acreage is undeveloped. This acquisition establishes us in the Bakken Shale oil play and further diversifies our commodity profile. Substantially all of the purchase price was recorded as oil and gas properties within property, plant and equipment by Exploration & Production. Revenues and earnings for the acquired company are insignificant for the three years ended December 31, 2010, 2009 and 2008.

Depreciation, depletion and amortization expense for property, plant, and equipment — net was $1.5 billion in 2010, $1.5 billion in 2009, and $1.3 billion in 2008. Oil and gas accounting guidance requires we value our reserves using an average price. This price is calculated using prices at the beginning of the month for the preceding 12 months. This accounting guidance was adopted on a prospective basis in fourth quarter 2009. Adjustments resulting from the implementation of this guidance have not had a material impact on our financial statements.

Regulated property, plant, and equipment — net includes $906 million and $946 million at December 31, 2010 and 2009, respectively, related to amounts in excess of the original cost of the regulated facilities within our gas pipeline businesses as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.

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

The following table presents the significant changes to our AROs, of which $750 million and $716 million are included in other liabilities and deferred income, with the remaining current portion in accrued liabilities at December 31, 2010 and 2009, respectively.

	December 31,
	2010	2009
	(Millions)

Beginning balance	$728	$644
Liabilities settled	(18)	(13)
Additions	39	32
Accretion expense	56	51
Revisions(1)	(16)	14

Ending balance	$789	$728

(1)	Change in revisions primarily due to the annual review process which considers various factors including inflation rates, current estimates for removal cost, discount rates and the estimated remaining life of the assets. The net downward revision in 2010 includes an offsetting increase of $31 million related to changes in the timing and method of abandonment on certain of Transco’s natural gas storage caverns that were associated with a recent leak.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to its 2008 rate case settlement, Transco deposits a portion of its collected rates into an external trust (ARO Trust) that is specifically designated to fund future AROs. Transco is also required to make annual deposits into the trust through 2012. (See Note 15).

Property Insurance

The current availability of named windstorm insurance has been significantly reduced from historical levels. Additionally, named windstorm insurance coverage that is available for offshore assets comes at significantly higher premium amounts, higher deductibles and lower coverage limits. Our existing coverage for physical damage to facilities, especially damage to offshore facilities by named windstorms, is limited to $75 million for each occurrence and on an annual aggregate basis in the event of material loss.

Note 10.	Accounts Payable and Accrued Liabilities

Under our cash-management system, certain cash accounts reflected negative balances to the extent checks written have not been presented for payment. These negative balances represent obligations and have been reclassified to accounts payable. Accounts payable includes $58 million of these negative balances at December 31, 2010 and $44 million at December 31, 2009.

Accrued Liabilities

	December 31,
	2010	2009
	(Millions)

Income taxes	$275	$112
Interest on debt	162	199
Employee costs	146	158
Taxes other than income taxes	110	176
Other, including other loss contingencies	309	303

	$1,002	$948

Note 11.	Debt, Leases, and Banking Arrangements

Long-Term Debt

	Weighted-
	Average
	Interest	December 31,
	Rate(1)	2010(2)	2009(2)
		(Millions)

Secured
Capital lease obligations	12.0%	$4	$3
Unsecured
3.8% to 10.25%, payable through 2040	6.4%	9,104	8,023
Adjustable rate		—	250

Total long-term debt, including current portion		9,108	8,276
Long-term debt due within one year		(508)	(17)

Long-term debt		$8,600	$8,259

(1)	At December 31, 2010.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Certain of our debt agreements contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, and incur additional debt. Default of these agreements could also restrict our ability to make certain distributions or repurchase equity.

Credit Facilities

In conjunction with our restructuring in the first quarter of 2010, we reduced our $1.5 billion unsecured revolving credit facility that expires May 2012 to $900 million and removed Transco and Northwest Pipeline as borrowers. Interest is calculated based on a choice of two methods: a fluctuating rate equal to the lender’s base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. We are required to pay a commitment fee (currently 0.125 percent) based on the unused portion of the credit facility. The margins and commitment fee are generally based on our senior unsecured long-term debt ratings. Significant financial covenants under the credit agreement include the following:

•	Our consolidated ratio of debt to capitalization must be no greater than 65 percent. At December 31, 2010, we are in compliance with this covenant.

In October 2010, unsecured credit facilities totaling $700 million expired and were not renewed. These facilities were originated primarily in support of our former power business.

As part of our strategic restructuring, WPZ entered into a new $1.75 billion three-year senior unsecured revolving credit facility with Transco and Northwest Pipeline as co-borrowers. This credit facility replaced an unsecured $450 million credit facility, comprised of a $200 million revolving credit facility and a $250 million term loan which was terminated as part of the restructuring. At the closing, WPZ utilized $250 million of the credit facility to repay the outstanding term loan. During 2010, WPZ had a maximum of $430 million outstanding under this credit facility, which was primarily used to purchase an additional ownership interest in Overland Pass Pipeline Company LLC (OPPL). At December 31, 2010, the outstanding balance under the credit facility was reduced to zero.

The credit facility may, under certain conditions, be increased by up to an additional $250 million. The full amount of the credit facility is available to WPZ to the extent not otherwise utilized by Transco and Northwest Pipeline. Transco and Northwest Pipeline each have access to borrow up to $400 million under the credit facility to the extent not otherwise utilized by other co-borrowers. Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. WPZ is required to pay a commitment fee (currently 0.5 percent) based on the unused portion of the credit facility. The applicable margin and the commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. The credit facility contains various covenants that limit, among other things, a borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, and allow any material change in the nature of its business. Significant financial covenants under the credit facility include:

•	WPZ ratio of debt to EBITDA (each as defined in the credit facility, with EBITDA measured on a rolling four-quarter basis) must be no greater than 5 to 1.

•	The ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 55 percent for Transco and Northwest Pipeline.

Each of the above ratios are tested at the end of each fiscal quarter (with the first full year measured on an annualized basis). At December 31, 2010, we are in compliance with these financial covenants.

The credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower under the credit facility and exercise other rights and remedies.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, no loans are outstanding under our credit facilities. Letters of credit issued under our credit facilities are:

Letters of Credit at
	Expiration	December 31, 2010
(Millions)

$900 million unsecured credit facility	May 1, 2012	$—
$1.75 billion Williams Partners L.P. unsecured credit facility	February 17, 2013	—
Bilateral bank agreements		90

$90

Exploration & Production’s Credit Agreement

Exploration & Production has an unsecured credit agreement with certain banks in order to reduce margin requirements related to our hedging activities as well as lower transaction fees. In July 2010, the term of this facility expiring in December 2013 was extended to December 2015. Under the credit agreement, Exploration & Production is not required to post collateral as long as the value of its domestic natural gas reserves, as determined under the provisions of the agreement, exceeds by a specified amount certain of its obligations including any outstanding debt and the aggregate out-of-the-money positions on hedges entered into under the credit agreement. Exploration & Production is subject to additional covenants under the credit agreement including restrictions on hedge limits, the creation of liens, the incurrence of debt, the sale of assets and properties, and making certain payments during an event of default, such as dividends. In December 2010, a waiver with the same terms and restrictions as the original agreement, was executed that will allow us to also hedge up to a certain volume of oil.

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 9, 2010, WPZ completed a public offering of $600 million of 4.125 percent senior notes due 2020. WPZ used the net proceeds to fund part of its acquisition from Exploration & Production of certain gathering and processing assets in the Piceance basin. (See Note 1.)

Aggregate minimum maturities of long-term debt (excluding capital leases and unamortized discount and premium) for each of the next five years are as follows:

(Millions)

2011	$507
2012	352
2013	—
2014	—
2015	750

Cash payments for interest (net of amounts capitalized), including amounts related to discontinued operations, were as follows: 2010 — $614 million; 2009 — $592 million; and 2008 — $592 million.

Leases-Lessee

Future minimum annual rentals under noncancelable operating leases as of December 31, 2010, are payable as follows:

(Millions)

2011	$55
2012	44
2013	40
2014	32
2015	27
Thereafter	181

Total	$379

Total rent expense was $61 million in 2010, $70 million in 2009, and $87 million in 2008.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Stockholders’ Equity

Cash dividends declared per our common share were $.485, $.44 and $.43 for 2010, 2009, and 2008, respectively.

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

At December 31, 2010, approximately $22 million of our original $300 million, 5.5 percent junior subordinated convertible debentures, convertible into approximately two million shares of common stock, remain outstanding. In 2009 and 2008, we converted $28 million and $27 million, respectively, of the debentures in exchange for three million and two million shares, respectively, of common stock.

At December 31, 2007, we held all of WPZ’s seven million subordinated units outstanding. In February 2008, these subordinated units were converted into common units of WPZ due to the achievement of certain financial targets that resulted in the early termination of the subordination period. While these subordinated units were outstanding, other issuances of partnership units by WPZ had preferential rights and the proceeds from these issuances in excess of the book basis of assets acquired by WPZ were therefore reflected as noncontrolling interests in consolidated subsidiaries on our Consolidated Balance Sheet. Due to the conversion of the subordinated units, these original issuances of partnership units no longer have preferential rights and now represent the lowest level of equity securities issued by WPZ. In accordance with our policy in effect at that time regarding the issuance of equity of a consolidated subsidiary, such issuances of nonpreferential equity are accounted for as capital transactions and no gain or loss is recognized. Therefore, as a result of the 2008 conversion, we recognized a decrease to noncontrolling interests in consolidated subsidiaries and a corresponding increase to capital in excess of par value of approximately $1.2 billion.

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

Plan Information

On May 17, 2007, our stockholders approved a plan that provides common-stock-based awards to both employees and nonmanagement directors and reserved 19 million new shares for issuance. On May 20, 2010, our stockholders approved an amendment and restatement of the 2007 plan to increase by 11 million the number of new

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares authorized for making awards under the plan, among other changes. The plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. At December 31, 2010, 39 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 19 million shares were available for future grants. At December 31, 2009, 30 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 11 million shares were available for future grants.

Additionally, on May 17, 2007, our stockholders approved an Employee Stock Purchase Plan (ESPP) which authorizes up to 2 million new shares of our common stock to be available for sale under the plan. The ESPP enables eligible participants to purchase our common stock through payroll deductions not exceeding an annual amount of $15,000 per participant. The ESPP provides for offering periods during which shares may be purchased and continues until the earliest of: (1) the Board of Directors terminates the ESPP, (2) the sale of all shares available under the ESPP, or (3) the tenth anniversary of the date the Plan was approved by the stockholders. The first offering under the ESPP commenced on October 1, 2007 and ended on December 31, 2007. Subsequent offering periods are from January through June and from July through December. Generally, all employees are eligible to participate in the ESPP, with the exception of executives and international employees. The number of shares eligible for an employee to purchase during each offering period is limited to 750 shares. The purchase price of the stock is 85 percent of the lower closing price of either the first or the last day of the offering period. The ESPP requires a one-year holding period before the stock can be sold. Employees purchased 301 thousand shares at an average price of $15.36 per share during 2010. Approximately 1.0 million and 1.3 million shares were available for purchase under the ESPP at December 31, 2010 and 2009, respectively.

Total stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $48 million, $43 million, and $31 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2010, was $46 million, which does not include the effect of estimated forfeitures of $2 million. This amount is comprised of $5 million related to stock options and $41 million related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

The following summary reflects stock option activity and related information for the year ended December 31, 2010.

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Stock Options	Options	Price	Value
	(Millions)		(Millions)

Outstanding at December 31, 2009	13.0	$16.73
Granted	1.3	$21.20
Exercised	(1.2)	$6.11	$20

Expired	(0.3)	$40.89
Forfeited	(0.1)	$17.71

Outstanding at December 31, 2010	12.7	$17.59	$109

Exercisable at December 31, 2010	9.8	$17.44	$86

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $20 million, $2 million, and $49 million, respectively; and the tax benefit realized was $7 million, $1 million, and $17 million, respectively. Cash received from stock option exercises was $7 million, $2 million, and $32 million during 2010, 2009, and 2008, respectively.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary provides additional information about stock options that are outstanding and exercisable at December 31, 2010.

	Stock Options Outstanding			Stock Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Options	Price	Life	Options	Price	Life
	(Millions)		(Years)	(Millions)		(Years)

$2.27 to $11.82	5.4	$8.85	4.6	4.0	$8.18	3.4
$11.83 to 21.38	4.0	$19.53	5.4	2.8	$18.75	3.6
$21.39 to $30.94	2.0	$25.14	5.3	2.0	$25.14	5.3
$30.95 to $40.51	1.3	$36.17	5.3	1.0	$36.06	4.7

Total	12.7	$17.59	5.0	9.8	$17.44	4.0

The estimated fair value at date of grant of options for our common stock granted in each respective year, using the Black-Scholes option pricing model, is as follows:

	2010	2009	2008

Weighted-average grant date fair value of options for our common stock granted during the year	$7.02	$5.60	$12.83

Weighted-average assumptions:
Dividend yield	2.6%	1.6%	1.2%
Volatility	39.0%	60.8%	33.4%
Risk-free interest rate	3.0%	2.3%	3.5%
Expected life (years)	6.5	6.5	6.5

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

Nonvested Restricted Stock Units

The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2010.

		Weighted-
		Average
Restricted Stock Units	Shares	Fair Value*
	(Millions)

Nonvested at December 31, 2009	6.1	$16.24
Granted	2.1	$21.05
Forfeited	(0.1)	$19.87
Cancelled	(0.5)	$0.00
Vested	(1.0)	$28.67

Nonvested at December 31, 2010	6.6	$16.97

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Performance-based shares are primarily valued using the end-of-period market price until certification that the performance objectives have been completed, a value of zero once it has been determined that it is unlikely that performance objectives will be met, or a valuation pricing model. All other shares are valued at the grant-date market price.

Other restricted stock unit information

	2010	2009	2008

Weighted-average grant date fair value of restricted stock units granted during the year, per share	$21.05	$10.23	$30.13

Total fair value of restricted stock units vested during the year ($’s in millions)	$29	$28	$48

Performance-based shares granted under the Plan represent 26 percent of nonvested restricted stock units outstanding at December 31, 2010. These grants may be earned at the end of a three-year period based on actual performance against a performance target. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.

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

The fair value hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•	Level 1 — Quoted prices for identical assets or liabilities in active markets that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 measurements primarily consist of financial instruments that are exchange traded.

•	Level 2 — Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. Our Level 2 measurements primarily consist of over-the-counter (OTC) instruments such as forwards, swaps, and options.

•	Level 3 — Inputs that are not observable or for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. Our Level 3 measurements consist of instruments that are valued utilizing unobservable pricing inputs that are significant to the overall fair value.

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

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)

Assets:
Energy derivatives	$96	$475	$2	$573	$178	$911	$5	$1,094
ARO Trust Investments (see Note 15)	40	—	—	40	22	—	—	22

Total assets	$136	$475	$2	$613	$200	$911	$5	$1,116

Liabilities:
Energy derivatives	$78	$210	$1	$289	$177	$826	$3	$1,006

Total liabilities	$78	$210	$1	$289	$177	$826	$3	$1,006

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

The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our liabilities. The determination of the fair value of our liabilities does not consider noncash collateral credit enhancements.

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

Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short with more than 99 percent of the value of our derivatives

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio expiring in the next 24 months. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.

Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at December 31, 2010, consist primarily of natural gas index transactions that are used to manage the physical requirements of our Exploration & Production segment.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers in or out of Level 1 and Level 2 occurred during the year ended December 31, 2010. In 2009, certain Exploration & Production options which hedge future sales of production were transferred from Level 3 to Level 2. These options were originally included in Level 3 because a significant input to the model, implied volatility by location, was considered unobservable. Due to increased transparency, this input was considered observable, and we transferred these options to Level 2.

The following tables present a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.

Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Years Ended December 31,
	2010	2009		2008
	Net Energy	Net Energy	Other	Net Energy	Other
	Derivatives	Derivatives	Assets	Derivatives	Assets
	(Millions)

Beginning balance	$2	$507	$7	$(14)	$10
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	3	476	—	88	(3)
Included in other comprehensive income (loss)	2	(331)	—	486	—
Purchases, issuances, and settlements	(6)	(477)	(7)	(51)	—
Transfers into Level 3	—	—	—	3	—
Transfers out of Level 3	—	(173)	—	(5)	—

Ending balance	$1	$2	$—	$507	$7

Unrealized gains (losses) included in income (loss) from continuing operations relating to instruments still held at December 31	$—	$2	$—	$—	$—

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

	Total
	Losses For The
	Years Ended
	December 31,
	2010		2009
	(Millions)

Impairments:
Goodwill — Exploration & Production (see Note 4)	$1,003	(a)	$—
Producing properties and acquired unproved reserves —
Exploration & Production (see Note 4)	678	(b)	15	(c)
Certain gathering assets — Williams Partners (see Note 4)	9	(d)	—
Venezuelan property — Discontinued Operations (see Note 2)	—		211	(e)
Investment in Accroven — Other (see Note 3)	—		75	(f)
Cost-based investment — Exploration & Production (see Note 3)	—		11	(g)

	$1,690		$312

(a)	Due to a significant decline in forward natural gas prices across all future production periods as of September 30, 2010, we performed an interim impairment assessment of the approximate $1 billion of goodwill at Exploration & Production related to its domestic natural gas production operations (the reporting unit). Forward natural gas prices through 2025 as of September 30, 2010, used in our analysis declined more than 22 percent on average compared to the forward prices as of December 31, 2009. We estimated the fair value of the reporting unit on a stand-alone basis by valuing proved and unproved reserves, as well as estimating the fair values of other assets and liabilities which are identified to the reporting unit. We used an income approach (discounted cash flow) for valuing reserves. The significant inputs into the valuation of proved and unproved reserves included reserve quantities, forward natural gas prices, anticipated drilling and operating costs, anticipated production curves, income taxes, and appropriate discount rates. To estimate the fair value of the reporting unit and the implied fair value of goodwill under a hypothetical acquisition of the reporting unit, we assumed a tax structure where a buyer would obtain a step-up in the tax basis of the net assets acquired. Significant assumptions in valuing proved reserves included reserves quantities of more than 4.4 trillion cubic feet of gas equivalent; forward prices averaging approximately $4.65 per thousand cubic feet of gas equivalent (Mcfe) for natural gas (adjusted for locational differences), natural gas liquids and oil; and an after-tax discount rate of 11 percent. Unproved reserves (probable and possible) were valued using similar assumptions adjusted further for the uncertainty associated with these reserves by using after- tax discount rates of 13 percent and 15 percent, respectively, commensurate with our estimate of the risk of those reserves. In our assessment as of September 30, 2010, the carrying value of the reporting unit, including goodwill, exceeded its estimated fair value. We then determined that the implied fair value of the goodwill was zero. As a result of our analysis, we recognized a full $1 billion impairment charge related to this goodwill.

(b)	As of September 30, 2010, we assessed the carrying value of Exploration & Production’s natural gas-producing properties and costs of acquired unproved reserves, for impairments as a result of recent significant declines in forward natural gas prices. Our assessment utilized estimates of future cash flows. Significant judgments and assumptions in these assessments are similar to those used in the goodwill evaluation and include estimates of natural gas reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs, and an applicable discount rate commensurate with risk of the underlying cash flow estimates. The assessment performed at September 30, 2010, identified certain properties with a carrying value in excess of their calculated fair values. As a result, we

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a $678 million impairment charge in third-quarter 2010 as further described below. Fair value measured for these properties at September 30, 2010, was estimated to be approximately $320 million.

• $503 million of the impairment charge related to natural gas-producing properties in the Barnett Shale. Significant assumptions in valuing these properties included proved reserves quantities of more than 227 billion cubic feet of gas equivalent, forward weighted average prices averaging approximately $4.67 per Mcfe for natural gas (adjusted for locational differences), natural gas liquids and oil, and an after-tax discount rate of 11 percent.

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

(c)	Fair value measured at December 31, 2009, was $22 million.

(d)	Fair value measured at December 31, 2010, was $3 million.

(e)	Fair value measured at March 31, 2009, was $106 million. This value was based on our estimates of probability-weighted discounted cash flows that considered (1) the continued operation of the assets considering different scenarios of outcome, (2) the purchase of the assets by PDVSA, (3) the results of arbitration with varying degrees of award and collection, and (4) an after-tax discount rate of 20 percent.

(f)	Fair value measured at March 31, 2009, was zero. This value was determined based on a probability-weighted discounted cash flow analysis that considered the deteriorating circumstances in Venezuela.

(g)	Fair value measured at March 31, 2009, was zero. This value was based on an other-than-temporary decline in the value of our investment considering the deteriorating financial condition of a Venezuelan corporation in which Exploration & Production has a 4 percent interest.

Note 15.	Financial Instruments, Derivatives, Guarantees and Concentration of Credit Risk

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

ARO Trust Investments:  Transco deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into an external trust specifically designated to fund future asset retirement obligations (ARO Trust). The ARO Trust invests in a portfolio of mutual funds that are reported at fair value in other assets and deferred charges in the Consolidated Balance Sheet and are classified as available-for-sale. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

Long-term debt:  The fair value of our publicly traded long-term debt is determined using indicative year-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. At December 31, 2010 and 2009, approximately 100 percent and 97 percent, respectively, of our long-term debt was publicly traded. (See Note 11.)

Guarantees:  The guarantees represented in the following table consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a certain lease performance obligation. To estimate the fair value of the guarantee, the estimated default

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate is determined by obtaining the average cumulative issuer-weighted corporate default rate for each guarantee based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rates are published by Moody’s Investors Service. Guarantees, if recognized, are included in accrued liabilities in the Consolidated Balance Sheet.

Other:  Includes current and noncurrent notes receivable, margin deposits, customer margin deposits payable, and cost-based investments.

Energy derivatives:  Energy derivatives include futures, forwards, swaps, and options. These are carried at fair value in the Consolidated Balance Sheet. See Note 14 for discussion of valuation of our energy derivatives.

Carrying amounts and fair values of our financial instruments

	December 31,
	2010			2009
	Carrying			Carrying
Asset (Liability)	Amount	Fair Value		Amount	Fair Value
	(Millions)

Cash and cash equivalents	$795	$795		$1,867	$1,867
Restricted cash (current and noncurrent)	$28	$28		$28	$28
ARO Trust Investments	$40	$40		$22	$22
Long-term debt, including current portion(a)	$(9,104)	$(9,990)		$(8,273)	$(9,142)
Guarantees	$(35)	$(34)		$(36)	$(33)
Other	$(23)	$(25	)(b)	$(23)	$(25	)(b)
Net energy derivatives:
Energy commodity cash flow hedges	$266	$266		$178	$178
Other energy derivatives	$18	$18		$(90)	$(90)

(a)	Excludes capital leases. (See Note 11.)

(b)	Excludes certain cost-based investments in companies that are not publicly traded and therefore it is not practicable to estimate fair value. The carrying value of these investments was $2 million at December 31, 2010 and December 31, 2009.

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

Volumes

Our energy commodity derivatives are comprised of both contracts to purchase the commodity (long positions) and contracts to sell the commodity (short positions). Derivative transactions are categorized into four types:

•	Central hub risk: Includes physical and financial derivative exposures to Henry Hub for natural gas, West Texas Intermediate for crude oil, and Mont Belvieu for NGLs;

•	Basis risk: Includes physical and financial derivative exposures to the difference in value between the central hub and another specific delivery point;

•	Index risk: Includes physical derivative exposure at an unknown future price;

•	Options: Includes all fixed price options or combination of options (collars) that set a floor and/or ceiling for the transaction price of a commodity.

Fixed price swaps at locations other than the central hub are classified as both central hub risk and basis risk instruments to represent their exposure to overall market conditions (central hub risk) and specific location risk (basis risk).

The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of December 31, 2010. Natural gas is presented in millions of British Thermal Units (MMBtu), and NGLs are presented in gallons. The volumes for options represent at location zero-cost collars and present one side of the short position. The net index position for Exploration & Production includes certain positions on behalf of other segments.

		Unit of	Central Hub	Basis	Index
Derivative Notional Volumes		Measure	Risk	Risk	Risk	Options

Designated as Hedging Instruments

Exploration & Production	Risk Management	MMBtu	(200,100,000)	(200,100,000)		(100,375,000)

Not Designated as Hedging Instruments

Exploration & Production	Risk Management	MMBtu	(9,077,499)	(20,195,000)	16,586,059

Williams Partners	Risk Management	Gallons	(3,990,000)

Exploration & Production	Other	MMBtu	150,400	(14,766,500)

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities
	(Millions)

Designated as hedging instruments	$288	$22	$352	$174
Not designated as hedging instruments:
Legacy natural gas contracts from former power business	186	187	505	526
All other	99	80	237	306

Total derivatives not designated as hedging instruments	285	267	742	832

Total derivatives	$573	$289	$1,094	$1,006

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI, revenues or costs and operating expenses.

	Years Ended December 31,
	2010	2009	Classification
	(Millions)

Net gain recognized in other comprehensive income (loss) (effective portion)	$495	$262	AOCI
Net gain reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$342	$618	Revenues or Costs and Operating Expenses
Gain recognized in income (ineffective portion)	$9	$4	Revenues or Costs and Operating Expenses

There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.

The following table presents pre-tax gains and losses for our energy commodity derivatives not designated as hedging instruments.

	Years Ended
	December 31,
	2010	2009
	(Millions)

Revenues	$46	$37
Costs and operating expenses	28	33

Net gain	$18	$4

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, we have collateral totaling $8 million, all of which is in the form of letters of credit, posted to derivative counterparties to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $36 million, which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. At December 31, 2009, we had collateral totaling $96 million posted to derivative counterparties, all of which was in the form of letters of credit, to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $167 million, which included a reduction of $3 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $29 million and $74 million at December 31, 2010 and December 31, 2009, respectively.

Cash flow hedges

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of December 31, 2010, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales for up to two years. Based on recorded values at December 31, 2010, $148 million of net gains (net of income tax provision of $88 million) will be reclassified into earnings within the next year. These recorded values are based on market prices of the commodities as of December 31, 2010. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next year will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Guarantees

In addition to the guarantees and payment obligations discussed in Note 16, we have issued guarantees and other similar arrangements as discussed below.

We are required by our revolving credit agreements to indemnify lenders for any taxes required to be withheld from payments due to the lenders and for any tax payments made by the lenders. The maximum potential amount of

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future payments under these indemnifications is based on the related borrowings and such future payments cannot currently be determined. These indemnifications generally continue indefinitely unless limited by the underlying tax regulations and have no carrying value. We have never been called upon to perform under these indemnifications and have no current expectation of a future claim.

We have provided a guarantee in the event of nonpayment by our previously owned communications subsidiary, WilTel, on a certain lease performance obligation that extends through 2042. The maximum potential exposure is approximately $39 million at December 31, 2010 and $40 million at December 31, 2009. Our exposure declines systematically throughout the remaining term of WilTel’s obligation. The carrying value of the guarantee included in accrued liabilities on the Consolidated Balance Sheet is $35 million at December 31, 2010 and $36 million at December 31, 2009.

At December 31, 2010, we do not expect these guarantees to have a material impact on our future liquidity or financial position. However, if we are required to perform on these guarantees in the future, it may have a material adverse effect on our results of operations.

Concentration of Credit Risk

Cash equivalents

Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

Accounts and notes receivable

The following table summarizes concentration of receivables, net of allowances, by product or service:

	December 31,
	2010	2009
	(Millions)

Receivables by product or service:
Sale of natural gas and related products and services	$635	$599
Transportation of natural gas and related products	149	160
Joint interest	71	56
Other	4	1

Total	$859	$816

Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern and northwestern United States, Rocky Mountains, Gulf Coast, and Canada. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

Derivative assets and liabilities

We have a risk of loss from counterparties not performing pursuant to the terms of their contractual obligations. Counterparty performance can be influenced by changes in the economy and regulatory issues, among other factors. Risk of loss is impacted by several factors, including credit considerations and the regulatory environment in which a counterparty transacts. We attempt to minimize credit-risk exposure to derivative counterparties and brokers through formal credit policies, consideration of credit ratings from public ratings agencies, monitoring procedures, master netting agreements and collateral support under certain circumstances. Collateral support could include

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

letters of credit, payment under margin agreements, and guarantees of payment by credit worthy parties. The gross credit exposure from our derivative contracts as of December 31, 2010, is summarized as follows:

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)

Gas and electric utilities	$7	$8
Energy marketers and traders	—	133
Financial institutions	432	432

	$439	573

Credit reserves		—

Gross credit exposure from derivatives		$573

We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts. The net credit exposure from our derivatives as of December 31, 2010, excluding collateral support discussed below, is summarized as follows:

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)

Gas and electric utilities	$3	$3
Financial institutions	317	317

	$320	320

Credit reserves		—

Net credit exposure from derivatives		$320

(a)	We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Our nine largest net counterparty positions represent approximately 99 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Included within this group are eight counterparty positions, representing 81 percent of our net credit exposure from derivatives, associated with Exploration & Production’s hedging facility. Under certain conditions, the terms of this credit agreement may require the participating financial institutions to deliver collateral support to a designated collateral agent (which is another participating financial institution in the agreement). The level of collateral support required is dependent on whether the net position of the counterparty financial institution exceeds specified thresholds. The thresholds may be subject to prescribed reductions based on changes in the credit rating of the counterparty financial institution.

At December 31, 2010, the designated collateral agent holds $19 million of collateral support on our behalf under Exploration & Production’s hedging facility. In addition, we hold collateral support, which may include cash or letters of credit, of $15 million related to our other derivative positions.

Revenues

In 2010 we had one customer in our Williams Partners segment that accounted for 10 percent of our consolidated revenues. In 2009, and 2008, there were no customers for which our sales exceeded 10 percent of our consolidated revenues.

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

Although the State Settlement and Utilities Settlement resolved a significant portion of the refund issues among the settling parties, we continue to have potential refund exposure to nonsettling parties, including various California end users that did not participate in the Utilities Settlement. We are currently in settlement negotiations with certain California utilities aimed at eliminating or substantially reducing this exposure. If successful, and subject to a final “true-up” mechanism, the settlement agreement would also resolve our collection of accrued interest from counterparties as well as our payment of accrued interest on refund amounts. Thus, as currently contemplated by the parties, the settlement agreement would resolve most, if not all, of our legal issues arising from the 2000-2001 California Energy Crisis.

As a result of a 2008 U.S. Supreme Court decision, certain contracts that we entered into during 2000 and 2001 might have been subject to partial refunds depending on the results of further proceedings at the FERC. These contracts, under which we sold electricity, totaled approximately $89 million in revenue. While we were not a party to the cases involved in the U.S. Supreme Court decision, the buyer of electricity from us is a party to the cases and claimed that we must refund to the buyer any loss it suffers due to the FERC’s reconsideration of the contract terms at issue in the decision. In August 2010, the FERC ruled that settlement of the separate claims against the buyer required the dismissal of the buyer’s claims against us.

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

•	The federal court in Nevada currently presides over cases that were transferred to it from state courts in Colorado, Kansas, Missouri, and Wisconsin. In 2008, the federal court in Nevada granted summary judgment in the Colorado case in favor of us and most of the other defendants, and on January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal. We expect that the Colorado plaintiffs will appeal, but the appeal cannot occur until the case against the remaining defendant is concluded. In the other cases, our joint motions for summary judgment to preclude the plaintiffs’ state law claims based upon federal preemption have been pending since late 2009. If the motions are granted, we expect a final judgment in our favor which the plaintiffs could appeal. If the motions are denied, the current stay of activity would be lifted, class certification would be addressed, and discovery would be completed as the cases proceeded towards trial. Additionally, we would be unable to estimate a revised range of exposure until certain of these matters were resolved. However, it would be reasonably possible that such a range could include levels that would be material to our results of operations.

•	On April 23, 2010, the Tennessee Supreme Court reversed the state appellate court and dismissed the plaintiffs’ claims against us on federal preemption grounds. The plaintiffs did not appeal this ruling to the United States Supreme Court. This case is now concluded in our favor.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On September 24, 2010, the Missouri Supreme Court declined to hear the plaintiff’s appeal of the trial court’s dismissal of a case for lack of standing. The case is now concluded in our favor.

Environmental Matters

Continuing operations

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury contamination, and other hazardous substances. These activities have involved the U.S. Environmental Protection Agency (EPA) and various state environmental authorities. At December 31, 2010 we have accrued liabilities of $12 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2010, we have accrued liabilities totaling $6 million for these costs.

In March 2008, the EPA proposed a penalty of $370,000 for alleged violations relating to leak detection and repair program delays at our Ignacio gas plant in Colorado and for alleged permit violations at a compressor station. We met with the EPA and are exchanging information in order to resolve the issues.

In September 2007, the EPA requested, and our Transco subsidiary later provided, information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Clean Air Act. On March 28, 2008, the EPA issued notices of violation alleging violations of Clean Air Act requirements at these compressor stations. We met with the EPA in May 2008 and submitted our response denying the allegations in June 2008. In July 2009, the EPA requested additional information pertaining to these compressor stations and in August 2009, we submitted the requested information. On August 20, 2010, the EPA requested and our Transco subsidiary provided, similar information for a compressor station in Maryland.

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

•	Potential indemnification obligations to purchasers of our former agricultural fertilizer and chemical operations and former retail petroleum and refining operations;

•	Former petroleum products and natural gas pipelines;

•	Discontinued petroleum refining facilities;

•	Former exploration and production and mining operations.

At December 31, 2010, we have accrued environmental liabilities of $31 million related to these matters.

Actual costs for these matters could be substantially greater than amounts accrued depending on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities. Any incremental amount cannot be reasonably estimated at this time.

Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental matters — general

The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These new rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for ground level ozone, and one hour nitrogen dioxide emission limits. We are unable to estimate the costs of asset additions or modifications necessary to comply with these new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.

Other Legal Matters

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

From May through October 2007, the court entered seven post-trial orders in the case (interlocutory orders) which, among other things, overruled the verdict award of tort and punitive damages as well as any damages against us. The court also denied the plaintiffs’ claims for attorneys’ fees. On January 28, 2008, the court issued its judgment awarding damages against Gulf Liquids of approximately $11 million in favor of Gulsby and approximately $4 million in favor of Gulsby-Bay. Gulf Liquids, Gulsby, Gulsby-Bay, Bay Ltd., and NAICO appealed the judgment. In February 2009, we settled with certain of these parties and reduced our liability as of December 31, 2008, by $43 million, including $11 million of interest. On February 17, 2011, the Texas Court of Appeals upheld the dismissals of the tort and punitive damages claims and reversed and remanded the contract claim and attorney fee claims for further proceedings. The appellate court ruling is subject to a potential appeal to the Texas Supreme Court. If the appellate court judgment is upheld, our remaining liability will be substantially less than the amount of our accrual for these matters.

Royalty litigation

In September 2006, royalty interest owners in Garfield County, Colorado, filed a class action suit in Colorado state court alleging that we improperly calculated oil and gas royalty payments, failed to account for the proceeds that we received from the sale of gas and extracted products, improperly charged certain expenses, and failed to refund amounts withheld in excess of ad valorem tax obligations. We reached a final partial settlement agreement for an amount that was previously accrued. We received a favorable ruling on our motion for summary judgment on one claim now on appeal by plaintiffs. We anticipate trial on the other remaining issue related to royalty payment calculation and obligations under specific lease provisions in 2011. While we are not able to estimate the amount of any additional exposure at this time, it is reasonably possible that plaintiff’s claims could reach a material amount.

Other producers have been in litigation or discussions with a federal regulatory agency and a state agency in New Mexico regarding certain deductions used in the calculation of royalties. Although we are not a party to these matters, we have monitored them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. One of these matters involving federal litigation was decided on October 5,

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009. The resolution of this specific matter is not material to us. However, other related issues in these matters that could be material to us remain outstanding. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (ONRR) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. Using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in other states, but such guidelines are expected in the future. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments and the effect could be material to our results of operations.

Other

In 2003, we entered into an agreement to sublease certain underground storage facilities to Liberty Gas Storage (Liberty). We have asserted claims against Liberty for prematurely terminating the sublease, and for damage caused to the facilities. In February 2010, Liberty subsequently indicated that they intend to assert a counterclaim for costs in excess of $200 million associated with its use of the facilities. Due to the lack of information currently available, we are unable to evaluate the merits of the potential counterclaim and determine the amount of any possible liability.

Other Divestiture Indemnifications

Pursuant to various purchase and sale agreements relating to divested businesses and assets, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, property damage, environmental matters, right of way and other representations that we have provided.

At December 31, 2010, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.

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

Commitments

Commitments for construction and acquisition of property, plant and equipment are approximately $226 million at December 31, 2010.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of managing our commodity price risk, we utilize contracted pipeline capacity primarily to move our natural gas production to other locations with more favorable pricing differentials. Our commitments under these contracts are as follows:

(Millions)

2011	$143
2012	137
2013	125
2014	127
2015	120
Thereafter	404

Total	$1,056

We also have certain commitments to an equity investee for natural gas gathering and treating services which total $181 million over approximately seven years.

Note 17.	Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive income (loss).

	Income (Loss)
					Other
					Postretirement
			Pension Benefits		Benefits
		Foreign	Prior	Net	Prior	Net
	Cash Flow	Currency	Service	Actuarial	Service	Actuarial
	Hedges	Translation	Cost	Gain (Loss)	Cost	Gain (Loss)	Total
	(Millions)

Balance at December 31, 2007	$(157)	$129	$(4)	$(97)	$(3)	$11	$(121)
2008 Change:
Pre-income tax amount	714	(76)	—	(565)	16	(15)	74
Income tax (provision) benefit	(270)	—	—	213	(8)	6	(59)
Net reclassification into earnings of derivative instrument losses (net of a $7 million income tax benefit)	11	—	—	—	—	—	11
Amortization included in net periodic benefit expense	—	—	1	13	1	—	15
Income tax provision on amortization	—	—	—	(5)	—	—	(5)

	455	(76)	1	(344)	9	(9)	36

Allocation of other comprehensive income (loss) to noncontrolling interests	(2)	—	—	7	—	—	5

Balance at December 31, 2008	296	53	(3)	(434)	6	2	(80)

2009 Change:
Pre-income tax amount	262	83	—	44	7	(1)	395
Income tax (provision) benefit	(99)	—	—	(17)	—	1	(115)
Net reclassification into earnings of derivative instrument gains (net of a $234 million income tax provision)	(384)	—	—	—	—	—	(384)
Amortization included in net periodic benefit expense	—	—	1	42	(4)	—	39
Income tax (provision) benefit on amortization	—	—	(1)	(16)	1	—	(16)

	(221)	83	—	53	4	—	(81)

Allocation of other comprehensive income to noncontrolling interests	—	—	—	(7)	—	—	(7)

Balance at December 31, 2009	75	136	(3)	(388)	10	2	(168)

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Income (Loss)
					Other
					Postretirement
			Pension Benefits		Benefits
		Foreign	Prior	Net	Prior	Net
	Cash Flow	Currency	Service	Actuarial	Service	Actuarial
	Hedges	Translation	Cost	Gain (Loss)	Cost	Gain (Loss)	Total
	(Millions)

2010 Change:
Pre-income tax amount	488	29	—	(71)	—	(12)	434
Income tax (provision) benefit	(185)	—	—	24	—	3	(158)
Net reclassification into earnings of derivative instrument gains (net of a $131 million income tax provision)	(211)	—	—	—	—	—	(211)
Amortization included in net periodic benefit expense	—	—	1	35	(5)	1	32
Income tax (provision) benefit on amortization	—	—	—	(13)	2	—	(11)

	92	29	1	(25)	(3)	(8)	86

Allocation of other comprehensive income to noncontrolling interests	—	—	—	—	—	—	—

Balance at December 31, 2010	$167	$165	$(2)	$(413)	$7	$(6)	$(82)

Note 18.	Segment Disclosures

Our reporting segments are Williams Partners, Exploration & Production, and Other. (See Note 1.)

Our segment presentation of Williams Partners is reflective of the parent-level focus by our chief operating decision-maker, considering the resource allocation and governance provisions associated with this master limited partnership structure. WPZ maintains a capital and cash management structure that is separate from ours. WPZ is expected to be self-funding and maintains its own lines of bank credit and cash management accounts. These factors, coupled with a different cost of capital from our other businesses, serve to differentiate the management of this entity as a whole.

Due to expected future growth in our Canadian midstream and domestic olefins operations, we are considering reporting these businesses as a separate segment in the first quarter of 2011.

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

Energy commodity hedging by our business units may be done through intercompany derivatives with our Exploration & Production segment which, in turn, enters into offsetting derivative contracts with unrelated third parties. Additionally, Exploration & Production may enter into transactions directly with third parties under their

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit agreement. (See Note 11.) Exploration & Production bears the counterparty performance risks associated with the unrelated third parties in these transactions.

The following geographic area data includes revenues from external customers based on product shipment origin and long-lived assets based upon physical location.

	United States	Other	Total
	(Millions)

Revenues from external customers:
2010	$9,359	$257	$9,616
2009	8,065	190	8,255
2008	11,629	261	11,890
Long-lived assets:
2010	$19,791	$527	$20,318
2009	19,247	410	19,657
2008	18,419	335	18,754

Our foreign operations are primarily located in Canada and South America. Long-lived assets are comprised of property, plant, and equipment, goodwill, and other intangible assets.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income (loss) as reported in the Consolidated Statement of Operations and other financial information related to long-lived assets.

	Williams	Exploration &
	Partners*	Production*	Other	Eliminations*	Total
	(Millions)

2010
Segment revenues:
External	$5,344	$3,245	$1,027	$—	$9,616
Internal	371	797	30	(1,198)	—

Total revenues	$5,715	$4,042	$1,057	$(1,198)	$9,616

Segment profit (loss)	$1,574	$(1,343)	$240	$—	$471
Less:
Equity earnings (losses)	109	20	34	—	163
Income (loss) from investments	—	—	43	—	43

Segment operating income (loss)	$1,465	$(1,363)	$163	$—	265

General corporate expenses					(221)

Total operating income (loss)					$44

Other financial information:
Additions to long-lived assets **	$904	$2,859	$129	$—	$3,892
Depreciation, depletion & amortization	$568	$895	$44	$—	$1,507
2009
Segment revenues:
External	$4,359	$3,143	$753	$—	$8,255
Internal	243	541	27	(811)	—

Total revenues	$4,602	$3,684	$780	$(811)	$8,255

Segment profit (loss)	$1,317	$391	$(2)	$—	$1,706
Less:
Equity earnings (losses)	81	18	37	—	136
Income (loss) from investments	—	—	(75)	—	(75)

Segment operating income (loss)	$1,236	$373	$36	$—	1,645

General corporate expenses					(164)

Total operating income (loss)					$1,481

Other financial information:
Additions to long-lived assets	$1,023	$1,304	$70	$—	$2,397
Depreciation, depletion & amortization	$553	$868	$40	$—	$1,461
2008
Segment revenues:
External	$5,545	$5,130	$1,215	$—	$11,890
Internal	302	1,065	42	(1,409)	—

Total revenues	$5,847	$6,195	$1,257	$(1,409)	$11,890

Segment profit (loss)	$1,425	$1,253	$142	$—	$2,820
Less:
Equity earnings (losses)	76	20	41	—	137
Income (loss) from investments	—	—	1	—	1

Segment operating income (loss)	$1,349	$1,233	$100	$—	2,682

General corporate expenses					(149)

Total operating income (loss)					$2,533

Other financial information:
Additions to long-lived assets	$1,212	$2,418	$64	$—	$3,694
Depreciation, depletion & amortization	$518	$723	$39	$—	$1,280

*	2009 and 2008 recast as discussed in Note 1.

**	Does not include WPZ’s purchase of a business represented by certain gathering and processing assets in Colorado’s Piceance basin from Exploration & Production. (See Note 1.)

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total segment revenues for Exploration & Production include $1,743 million, $1,456 million and $3,244 million of gas management revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Gas management revenues include sales of natural gas in conjunction with marketing services provided to third parties and intercompany sales of fuel and shrink gas to the midstream businesses in Williams Partners. These revenues are substantially offset by similar amounts of gas management costs.

The following table reflects total assets and equity method investments by reporting segment.

	Total Assets			Equity Method Investments
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2010	2009	2008
	(Millions)

Williams Partners*	$13,396	$12,472	$12,167	$1,045	$593	$524
Exploration & Production*	9,827	10,084	11,155	104	95	87
Other	4,178	4,192	3,696	193	196	336
Eliminations	(2,429)	(1,469)	(1,541)	—	—	—
Discontinued Operations	—	1	529	—	—	—

Total	$24,972	$25,280	$26,006	$1,342	$884	$947

*	2009 and 2008 Total Assets recast as discussed in Note 1.

Note 19.	Subsequent Events

On February 16, 2011, we announced that our Board of Directors approved pursuing a plan to separate the company into two standalone, publicly traded corporations. The plan calls for the separation of our exploration and production business into a publicly traded company via an initial public offering of up to 20 percent of our interest in the third quarter of 2011. We intend to complete the offering so that it preserves our ability to complete a tax-free spinoff of our remaining ownership in the exploration and production business to Williams’ shareholders in 2012, after which Williams would continue as a premier natural gas infrastructure company. We retain the discretion to determine whether and when to execute the spinoff.

THE WILLIAMS COMPANIES, INC.

QUARTERLY FINANCIAL DATA
(Unaudited)

Summarized quarterly financial data are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Millions, except per-share amounts)

2010
Revenues	$2,596	$2,292	$2,304	$2,424
Costs and operating expenses	1,922	1,723	1,752	1,788
Income (loss) from continuing operations	(148)	224	(1,221)	229
Net income (loss)	(146)	222	(1,226)	228
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	(195)	187	(1,258)	175
Net income (loss)	(193)	185	(1,263)	174
Basic earnings (loss) per common share:
Income (loss) from continuing operations	(0.33)	0.32	(2.15)	0.30
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(0.33)	0.31	(2.15)	0.29
2009
Revenues	$1,922	$1,909	$2,098	$2,326
Costs and operating expenses	1,444	1,392	1,537	1,708
Income from continuing operations	19	151	192	222
Net income (loss)	(224)	169	194	222
Amounts attributable to The Williams Companies, Inc.:
Income from continuing operations	2	123	141	172
Net income (loss)	(172)	142	143	172
Basic earnings per common share:
Income from continuing operations	—	0.21	0.24	0.30
Diluted earnings per common share:
Income from continuing operations	—	0.21	0.24	0.29

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Net income for fourth-quarter 2010 includes the following pre-tax items:

•	$19 million unfavorable adjustment to depletion expense related to a correction of prior years’ production volumes used in the calculation of depletion expense at Exploration & Production (see Note 4 of Notes to Consolidated Financial Statements);

•	$11 million unfavorable adjustment to depreciation, depletion and amortization expense related to a correction of prior years’ costs used in the calculation of depreciation, depletion, and amortization expenses at Exploration & Production.

Net income for fourth-quarter 2010 also includes the following tax adjustments:

•	$66 million provision to reflect taxes on undistributed earnings of certain foreign operations that are no longer consider permanently reinvested (see Note 5);

•	$65 million benefit to decrease state income taxes (net of federal benefit) due to a reduction in our estimate of the effective deferred state rate, including state income tax carryovers (see Note 5).

Net loss for third-quarter 2010 includes the following pre-tax items:

•	$1,003 million impairment of goodwill at Exploration & Production (see Notes 4 and 14);

•	$678 million of impairments of certain producing properties and acquired unproved reserves at Exploration & Production (see Note 4);

•	$30 million gain related to the sale of our 50 percent interest in Accroven at Other (see Note 3);

•	$15 million of exploratory dry hole costs at Exploration & Production (see Note 4);

•	$12 million gain on the sale of certain assets at Williams Partners (see Note 4).

Net income for second-quarter 2010 includes the following pre-tax items:

•	$13 million gain related to the sale of our 50 percent interest in Accroven at Other (see Note 3);

•	$11 million of involuntary conversion gains due to insurance recoveries that are in excess of the carrying value of assets at Williams Partners (see Note 4).

Net loss for first-quarter 2010 includes the following pre-tax items:

•	$606 million of early debt retirement costs consisting primarily of cash premiums of $574 million (see Note 4);

•	$39 million of other transaction costs associated with our strategic restructuring transaction, of which $4 million are attributable to noncontrolling interests (see Note 4);

•	$4 million of accelerated amortization of debt costs related to amendments of credit facilities (see Note 4).

Net income for fourth-quarter 2009 includes the following pre-tax items:

•	$40 million gain related to the sale of our Cameron Meadows processing plant at Williams Partners (see Note 4);

•	$17 million unfavorable depletion adjustment at Exploration & Production primarily as the result of new oil and gas accounting guidance that requires we value our reserves using an average price;

•	$15 million impairment of certain natural gas properties at Exploration & Production (see Note 4).

Net income for second-quarter 2009 includes the following pre-tax items:

•	$15 million gain related to our former coal operations (see summarized results of discontinued operations at Note 2);

•	$11 million of income related to the recovery of certain royalty overpayments from prior periods at Exploration & Production.

Net loss for first-quarter 2009 includes the following pre-tax items:

•	$211 million impairment of Venezuela property, plant, and equipment (see summarized results of discontinued operations at Note 2);

•	$75 million impairment of a Venezuelan investment in Accroven at Other (see Note 3);

•	$48 million of bad debt expense related to our discontinued Venezuela operations (see summarized results of discontinued operations at Note 2);

•	$30 million net charge related to the write-off of certain deferred charges related to our discontinued Venezuela operations (see summarized results of discontinued operations at Note 2);

•	$34 million of penalties from early release of drilling rigs at Exploration & Production (see Note 4);

•	$11 million impairment of a Venezuelan cost-based investment at Exploration & Production (see Note 3).

Net loss for first-quarter 2009 also includes a $76 million benefit from the reversal of deferred tax balances related to our discontinued Venezuela operations (see summarized results of discontinued operations at Note 2).

THE WILLIAMS COMPANIES, INC.
SUPPLEMENTAL OIL AND GAS DISCLOSURES
(Unaudited)

We have significant oil and gas producing activities primarily in the Rocky Mountain, Northeast and Mid-continent areas of the United States. Additionally, we have international oil and gas producing activities, primarily in Argentina. Proved reserves and revenues related to international activities are approximately five percent and three percent, respectively, of our total international and domestic proved reserves and revenues from producing activities. Accordingly, the following information relates only to the oil and gas activities in the United States. This information also excludes our gas management activities.

Capitalized Costs

	As of December 31,
	2010	2009
	(Millions)

Proved Properties	$9,780	$9,165
Unproved properties	2,170	953

	11,950	10,118
Accumulated depreciation, depletion and amortization and valuation provisions	(3,864)	(3,212)

Net capitalized costs	$8,086	$6,906

•	Excluded from capitalized costs are equipment and facilities in support of oil and gas production of $320 million and $272 million, net, for 2010 and 2009, respectively.

•	Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells including uncompleted development well costs, and successful exploratory wells.

•	Unproved properties consist primarily of unproved leasehold costs and costs for acquired unproven reserves.

Cost Incurred

	For The Year Ended
	December 31,
	2010	2009	2008
	(Millions)

Acquisition	$1,731	$305	$543
Exploration	22	51	38
Development	988	878	1,699

	$2,741	$1,234	$2,280

•	Costs incurred include capitalized and expensed items.

•	Acquisition costs are as follows: The 2010 costs are primarily for additional leasehold in the Williston and Marcellus basins and include approximately $355 million of proved property values. The 2009 costs are primarily for additional leasehold and reserve acquisitions in the Piceance basin, and include $85 million of proved property values. The 2008 costs are primarily for additional leasehold and reserve acquisitions in the Piceance and Fort Worth basins. Included in the 2008 acquisition amounts is $140 million of proved property values and $71 million related to an interest in a portion of acquired assets that a third party subsequently exercised its contractual option to purchase from us, on the same terms and conditions.

•	Exploration costs include the costs incurred for geological and geophysical activity, drilling and equipping exploratory wells, including costs incurred during the year for wells determined to be dry holes, exploratory lease acquisitions, and retaining undeveloped leaseholds.

•	Development costs include costs incurred to gain access to and prepare well locations for drilling and to drill and equip wells in our development basins.

Results of Operations

	For The Year Ended December 31,
	2010	2009	2008
	(Millions)

Revenues:
Oil and gas revenues	$2,160	$2,093	$2,819
Other revenues	23	42	31

Total revenues	2,183	2,135	2,850

Costs:
Production costs	776	627	741
General & administrative	154	151	158
Exploration expenses	61	58	27
Depreciation, depletion & amortization	878	851	709
Impairment of certain natural gas properties in the Fort Worth basin	503	—	—
Write down of costs associated with acquired unproven reserves	175	15	—
Impairment of certain natural gas properties in the Arkoma basin	1	—	143
Other (income) expense	(6)	34	2

Total costs	2,542	1,736	1,780

Results of operations	(359)	399	1,070
(Provision) benefit for income taxes	134	(151)	(404)

Exploration and production net income (loss)	$(225)	$248	$666

•	Results of operations for producing activities consist of all related domestic oil and gas producing activities. Prior periods have been recast to reflect the impact of the sale of certain Piceance gathering and processing facilities to WPZ. Amounts for 2010 exclude a $1 billion impairment charge related to goodwill associated with the purchase of Barrett Resources Corporation (Barrett) in 2001. Amounts for 2008 exclude a $148 million gain on sale of a contractual right to a production payment on certain future international hydrocarbon production.

•	Oil and gas revenues consist primarily of natural gas production sold and includes the impact of hedges.

•	Other revenues consist of activities that are not a direct part of the producing activities. Other expenses in 2009 also include $32 million of expense related to penalties from the early release of drilling rigs.

•	Production costs consist of costs incurred to operate and maintain wells and related equipment and facilities used in the production of natural gas. These costs also include production taxes other than income taxes, gathering, processing and transportation expenses (excluding charges for unutilized pipeline capacity), and administrative expenses in support of production activity. Excluded are depreciation, depletion and amortization of capitalized costs.

•	Exploration expenses include the costs of geological and geophysical activity, drilling and equipping exploratory wells determined to be dry holes, and the cost of retaining undeveloped leaseholds including lease amortization and impairments.

•	Depreciation, depletion and amortization includes depreciation of support equipment. Amounts for 2010 include $26 million related to corrections of prior years’ production volumes and costs used in the calculation of depreciation, depletion and amortization expense. Additionally, 2009 includes $17 million additional depreciation, depletion and amortization as a result of our recalculation of fourth quarter depreciation, depletion and amortization utilizing our year-end reserves which were lower than 2008. The lower reserves in 2009 were primarily a result of the application of new rules issued by the SEC in 2009.

Proved Reserves

	2010	2009	2008
	(Bcfe)

Proved reserves at the beginning of period	4,255	4,339	4,143
Revisions	(233)	(859)	(220)
Purchases	162	159	31
Extensions and discoveries	508	1,051	791
Wellhead production	(420)	(435)	(406)

Proved reserves at the end of period	4,272	4,255	4,339

Proved developed reserves at end of period	2,498	2,387	2,456

•	The SEC defines proved oil and gas reserves (Rule 4-10(a) of Regulation S-X) as those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved reserves consist of two categories, proved developed reserves and proved undeveloped reserves. Proved developed reserves are currently producing wells and wells awaiting minor sales connection expenditure, recompletion, additional perforations or borehole stimulation treatments. Proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved reserves on undrilled acreage are generally limited to those that can be developed within five years according to planned drilling activity. Proved reserves on undrilled acreage also can include locations that are more than one offset away from current producing wells where there is a reasonable certainty of production when drilled or where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.

•	Revisions in 2010 primarily relate to the reclassification of reserves from proved to probable reserves attributable to locations not expected to be developed within five years. A significant portion of the revisions for 2009 are a result of the impact of the new SEC rules. Proved reserves are lower because of the lower 12-month average, first-of-the-month price as compared to the 2008 year-end price, and the revision of proved undeveloped reserve estimates based on new guidance. Approximately one-half of the revisions for 2008 relate to the impact of lower average year-end natural gas prices used in 2008 compared to the 2007.

•	Extensions and discoveries in 2009 are higher than other years due in part to the expanded definition of oil and gas reserves supported by reliable technology and reasonable certainty used for reserves estimation.

•	Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit. Crude oil reserves are insignificant and have been included in the proved reserves on a basis of billion cubic feet equivalents (Bcfe).

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is based on the estimated quantities of proved reserves. In 2009, we adopted prescribed accounting revisions associated with oil and gas authoritative guidance. Those revisions include using the 12-month average price computed as an unweighted arithmetic average of the price as of the first day of each month, unless prices are defined by contractual arrangements. These revisions are reflected in our 2010 and 2009 amounts. For the years ended December 31, 2010 and 2009, the average natural gas equivalent price used in the estimates was $3.78 and $2.76 per MMcfe, respectively. For the year ended December 31, 2008, the average year-end natural gas equivalent price used in the estimates was $4.41 per MMcfe. Future income tax expenses have been computed considering applicable taxable cash flows and appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs. Of the $2,960 million of future development costs, approximately 57 percent is estimated to be spent in 2011, 2012, and 2013.

Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

Standardized Measure of Discounted Future Net Cash Flows

	At December 31,
	2010	2009
	(Millions)

Future cash inflows	$16,151	$11,729
Less:
Future production costs	4,927	3,990
Future development costs	2,960	2,833
Future income tax provisions	2,722	1,404

Future net cash flows	5,542	3,502
Less 10 percent annual discount for estimated timing of cash flows	(2,728)	(1,789)

Standardized measure of discounted future net cash inflows	$2,814	$1,713

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

	2010	2009	2008
	(Millions)

Standardized measure of discounted future net cash flows beginning of period	$1,713	$3,173	$4,803
Changes during the year:
Sales of oil and gas produced, net of operating costs	(1,446)	(1,006)	(2,091)
Net change in prices and production costs	1,921	(3,310)	(2,548)
Extensions, discoveries and improved recovery, less estimated future costs	724	1,131	1,423
Development costs incurred during year	633	389	817
Changes in estimated future development costs	(292)	701	(724)
Purchase of reserves in place, less estimated future costs	439	171	55
Revisions of previous quantity estimates	(332)	(923)	(395)
Accretion of discount	220	450	714
Net change in income taxes	(758)	932	1,108
Other	(8)	5	11

Net changes	1,101	(1,460)	(1,630)

Standardized measure of discounted future net cash flows end of period	$2,814	$1,713	$3,173

In relation to the SEC rules adopted in 2009, we estimated that the standardized measure of discounted future net cash flows in 2009 declined approximately $840 million on a before tax basis and excluding the overall price rule impact. The significant components of this decline included an estimated $640 million decrease included in revisions of previous quantity estimates and a related $430 million decrease included in the net change in prices and production costs, partially offset by a $210 million increase included in extensions, discoveries and improved recovery, less estimated future costs. Additionally, we estimated that a significant portion of the remaining net change in price and production costs is due to the application of the new pricing rules which resulted in the use of lower prices at December 31, 2009, than would have resulted under the previous rules.

THE WILLIAMS COMPANIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS
		Charged
		(Credited)
	Beginning	To Costs and						Ending
	Balance	Expenses		Other		Deductions		Balance
	(Millions)

2010:
Allowance for doubtful accounts - accounts and notes receivable(a)	$22	$(6)		$—		$1	(c)	$15
Deferred tax asset valuation allowance(a)	289	(40)		—		—		249
Price-risk management credit reserves — liabilities(b)	(3)	3	(d)	—		—		—
2009:
Allowance for doubtful accounts -accounts and notes receivable(a)	29	4		—		11	(c)	22
Deferred tax asset valuation allowance(a)	224	65		—		—		289
Price-risk management credit reserves — assets(a)	6	(3	)(d)	(3	)(e)	—		—
Price-risk management credit reserves — liabilities(b)	(15)	12	(d)	—		—		(3)
2008:
Allowance for doubtful accounts - accounts and notes receivable(a)	16	15		—		2	(c)	29
Deferred tax asset valuation allowance(a)	274	(14)		—		36	(c)	224
Price-risk management credit reserves — assets(a)	1	1	(d)	4	(e)	—		6
Price-risk management credit reserves — liabilities(b)	—	(16	)(d)	1	(e)	—		(15)

(a)	Deducted from related assets.

(b)	Deducted from related liabilities.

(c)	Represents balances written off, reclassifications and recoveries.

(d)	Included in revenues.

(e)	Included in accumulated other comprehensive income (loss).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (Disclosure Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

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

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

There have been no changes during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading. “Proposal 1 — Election of Directors” in our Proxy Statement prepared for the solicitation of proxies in connection with our Annual Meeting of Stockholders to be held May 19, 2011 (Proxy Statement), which information is incorporated by reference herein.

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

Information required by paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K will be included under the heading “Questions and Answers About the Annual Meeting and Voting” and “Corporate Governance and Board Matters” in our Proxy Statement, which information is incorporated by reference herein.

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

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Compensation of Directors,” and “Compensation Committee Report on Executive Compensation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report on Executive Compensation” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

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

The information regarding our principal accountant fees and services required by Item 9(e) of Schedule 14A will be presented under the heading “Ratification of the Appointment of Independent Auditors — Principal Accounting Fees and Services” in our Proxy Statement, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 and 2.

Page

Covered by report of independent auditors:
Consolidated statement of operations for each year in the three-year period ended December 31, 2010	84
Consolidated balance sheet at December 31, 2010 and 2009	85
Consolidated statement of changes in equity for each year in the three-year period ended December 31, 2010	86
Consolidated statement of cash flows for each year in the three-year period ended December 31, 2010	87
Notes to consolidated financial statements	88
Schedule for each year in the three-year period ended December 31, 2010:
II — Valuation and qualifying accounts	150
Not covered by report of independent auditors:
Quarterly financial data (unaudited)	143
Supplemental oil and gas disclosures (unaudited)	145

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation, as supplemented (filed on May 26, 2010 as Exhibit 3.1 to the Company’s Form 8-K) and incorporated herein by reference.
3.2	—	By-Laws (filed on May 26, 2010 as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.
4.1	—	Form of Senior Debt Indenture between Williams and Bank One Trust company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed on September 8, 1997 as Exhibit 4.1 to The Williams Companies, Inc.’s Form S-3) and incorporated herein by reference.
4.2	—	Fifth Supplemental Indenture between Williams and Bank One Trust Company, N.A., as Trustee, dated as of January 17, 2001 (filed on March 12, 2001 as Exhibit 4(k) to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
4.3	—	Seventh Supplemental Indenture dated March 19, 2002, between The Williams Companies, Inc. as Issuer and Bank One Trust Company, National Association, as Trustee (filed on May 9, 2002 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.
4.4	—	Senior Indenture dated February 25, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed February 25, 1997 as Exhibit 4.4.1 to MAPCO Inc.’s Amendment No. 1 to Form S-3) and incorporated herein by reference.
4.5	—	Supplemental Indenture No. 1 dated March 5, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(o) to MAPCO Inc.’s Form 10-K for the fiscal year ended December 31, 1997) and incorporated herein by reference.

Exhibit No.		Description

4.6	—	Supplemental Indenture No. 2 dated March 5, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(p) to MAPCO Inc.’s Form 10-K for the fiscal year ended December 31, 1997) and incorporated herein by reference.
4.7	—	Supplemental Indenture No. 3 dated March 31, 1998, among MAPCO Inc., Williams Holdings of Delaware, Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(j) to Williams Holdings of Delaware, Inc.’s Form 10-K for the fiscal year ended December 31, 1998) and incorporated herein by reference.
4.8	—	Supplemental Indenture No. 4 dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed on March 28, 2000 as Exhibit 4(q) to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
4.9	—	Indenture dated as of May 28, 2003, by and between The Williams Companies, Inc. and JPMorgan Chase Bank, as Trustee for the issuance of the 5.50% Junior Subordinated Convertible Debentures due 2033 (filed on August 12, 2003 as Exhibit 4.2 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.
4.10	—	Indenture dated as of March 5, 2009, among The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on March 11, 2009 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
4.11	—	Eleventh Supplemental Indenture dated as of February 1, 2010 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on February 2, 2010 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
4.12	—	First Supplemental Indenture dated as of February 1, 2010 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on February 2, 2010 as Exhibit 4.2 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
4.13	—	Fifth Supplemental Indenture dated as of February 1, 2010 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on February 2, 2010 as Exhibit 4.3 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
4.14	—	Amended and Restated Rights Agreement dated September 21, 2004 by and between The Williams Companies, Inc. and EquiServe Trust Company, N.A., as Rights Agent (filed on September 24, 2004 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
4.15	—	Amendment No. 1 dated May 18, 2007 to the Amended and Restated Rights Agreement dated September 21, 2004 (filed on May 22, 2007 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
4.16	—	Amendment No. 2 dated October 12, 2007 to the Amended and Restated Rights Agreement dated September 21, 2004 (filed on October 15, 2007 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
4.17	—	Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank, Trustee with regard to Northwest Pipeline’s 7.125% Debentures, due 2025 (filed September 14, 1995 as Exhibit 4.1 to Northwest Pipeline’s Form S-3) and incorporated herein by reference.
4.18	—	Indenture dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee, with regard to Northwest Pipeline’s $175 million aggregate principal amount of 7.00% Senior Notes due 2016 (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline’s Form 8-K) and incorporated herein by reference.
4.19	—	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 5, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K) (Commission File number 001-07414) and incorporated herein by reference.

Exhibit No.		Description

4.20	—	Indenture dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Northwest Pipeline GP’s Form 8-K) and incorporated herein by reference.
4.21	—	Senior Indenture dated as of July 15, 1996 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-3) and incorporated herein by reference.
4.22	—	Indenture dated as of August 27, 2001 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on November 8, 2001 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-4) and incorporated herein by reference.
4.23	—	Indenture dated as of July 3, 2002 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed August 14, 2002 as Exhibit 4.1 to The Williams Companies Inc.’s Form 10-Q) and incorporated herein by reference.
4.24	—	Indenture dated as of April 11, 2006, between Transcontinental Gas Pipe Line Corporation and JPMorgan Chase Bank, N.A., as Trustee with regard to Transcontinental Gas Pipe Line’s $200 million aggregate principal amount of 6.4% Senior Note due 2016 (filed on April 11, 2006 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K) and incorporated herein by reference.
4.25	—	Indenture dated May 22, 2008, between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K) and incorporated herein by reference.
4.26	—	Indenture dated June 20, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and JPMorgan Chase Bank, N.A. (filed on June 20, 2006 as Exhibit 4.1 to Williams Partners L.P. Form 8-K) and incorporated herein by reference.
4.27	—	Indenture dated December 13, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York (filed on December 19, 2006 as Exhibit 4.1 to Williams Partners L.P. Form 8-K) and incorporated herein by reference.
4.28	—	Indenture dated as of February 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 10, 2010 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
10.1	—	The Williams Companies Amended and Restated Retirement Restoration Plan effective January 1, 2008 (filed on February 25, 2009 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
10.2	—	The Williams Companies, Inc. 1996 Stock Plan (filed on March 27, 1996 as Exhibit A to The Williams Companies, Inc.’s Proxy Statement) and incorporated herein by reference.
10.3	—	The Williams Companies, Inc. 1996 Stock Plan for Non-employee Directors (filed on March 27, 1996 as Exhibit B to The Williams Companies, Inc.’s Proxy Statement) and incorporated herein by reference.
10.4	—	Form of Director and Officer Indemnification Agreement (filed on September 24, 2008 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
10.5*	—	Form of 2011 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.
10.6*	—	Form of 2011 Restricted Stock Unit Agreement among Williams and certain employees and officers.
10.7*	—	Form of 2011 Nonqualified Stock Option Agreement among Williams and certain employees and officers.
10.8*	—	Form of 2010 Restricted Stock Unit Agreement among Williams and non-management directors.

Exhibit No.		Description

10.9	—	The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.
10.10	—	Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
10.11	—	Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
10.12	—	The Williams Companies, Inc. 2007 Incentive Plan (filed on April 8, 2010 as Appendix B to The Williams Companies, Inc.’s Definitive Proxy Statement 14A) and incorporated herein by reference.
10.13	—	The Williams Companies, Inc. Employee Stock Purchase Plan (filed on April 10, 2007 as Appendix D to The Williams Companies, Inc.’s Definitive Proxy Statement 14A) and incorporated herein by reference.
10.14	—	Amendment No. 1 to The Williams Companies, Inc. Employee Stock Purchase (filed on February 25, 2009 as Exhibit 10.16 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference Plan.
10.15	—	Amendment No. 2 to The Williams Companies, Inc. Employee Stock Purchase Plan (filed on February 25, 2009 as Exhibit 10.17 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
10.16	—	Amendment No. 3 to The Williams Companies, Inc. Employee Stock Purchase Plan (filed on February 25, 2010 as Exhibit 10.17 the The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
10.17	—	Amendment No. 4 to The Williams Companies, Inc. Employee Stock Purchase Plan (filed on February 25, 2010 as Exhibit 10.17 the The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
10.18	—	Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (filed on February 25, 2009 as Exhibit 10.18 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
10.19	—	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed on October 28, 2010as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.
10.20	—	Amendment Agreement dated November 21, 2007 among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline GP, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed on November 28, 2007 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.
10.21	—	Credit Agreement dated as of May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers and Citibank, N.A., as Administrative Agent (filed on October 28, 2010 as Exhibit 10.2 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.
10.22	—	Credit Agreement dated February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners (filed on October 28, 2010 as Exhibit 10.3 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

Exhibit No.		Description

10.23	—	First Amendment dated as of March 30, 2007 to Credit Agreement dated as of February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners (filed on October 28, 2010 as Exhibit 10.4 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.
10.24*	—	Second Amendment dated as of June 10, 2008 to Credit Agreement dated as of February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners (filed on October 28, 2010 as Exhibit 10.4 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.
10.25*	—	Third Amendment dated as of July 12, 2010 to Credit Agreement dated as of February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners (filed on October 28, 2010 as Exhibit 10.4 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.
10.26	—	Contribution Agreement, dated as of January 15, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and, for a limited purpose, The Williams Companies, Inc, including exhibits thereto (filed on January 19, 2010 as Exhibit 10.1 to The Williams Companies Inc.’s Form 8-K) and incorporated herein by reference.
10.27	—	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed on July 29, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 10-Q) and incorporated herein by reference.
12*	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
14	—	Code of Ethics for Senior Officers (filed on March 15, 2004 as Exhibit 14 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.
21*	—	Subsidiaries of the registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
23.2*	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
23.3*	—	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.
23.4*	—	Consent of Independent Petroleum Engineers and Geologists, Miller and Lents, LTD.
24*	—	Power of Attorney.
31.1*	—	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	—	Report of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.
99.2*	—	Report of Independent Petroleum Engineers and Geologists, Miller and Lents, LTD.
101.INS**	—	XBRL Instance Document

Exhibit No.		Description

101.SCH**	—	XBRL Taxonomy Extension Schema
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Williams Companies, Inc.
(Registrant)

By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Controller

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan S. Armstrong Alan S. Armstrong	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ Donald R. Chappel Donald R. Chappel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ Ted T. Timmermans Ted T. Timmermans	Controller (Principal Accounting Officer)	February 24, 2011

/s/ Joseph R. Cleveland* Joseph R. Cleveland*	Director	February 24, 2011

/s/ Kathleen B. Cooper* Kathleen B. Cooper*	Director	February 24, 2011

/s/ Irl F. Engelhardt* Irl F. Engelhardt*	Director	February 24, 2011

/s/ William R. Granberry* William R. Granberry*	Director	February 24, 2011

/s/ William E. Green* William E. Green*	Director	February 24, 2011

/s/ Juanita H. Hinshaw* Juanita H. Hinshaw*	Director	February 24, 2011

/s/ W.R. Howell* W.R. Howell*	Director	February 24, 2011

Signature		Title	Date

/s/ George A. Lorch* George A. Lorch*		Director	February 24, 2011

/s/ William G. Lowrie* William G. Lowrie*		Director	February 24, 2011

/s/ Frank T. MacInnis* Frank T. MacInnis*		Chairman of the Board	February 24, 2011

/s/ Janice D. Stoney* Janice D. Stoney*		Director	February 24, 2011

/s/ Laura A. Sugg* Laura A. Sugg*		Director	February 24, 2011

*By:	/s/ La Fleur C. Browne La Fleur C. Browne Attorney-in-Fact		February 24, 2011

INDEX TO EXHIBITS

Exhibit
No.		Description
3.1	—	Amended and Restated Certificate of Incorporation, as supplemented (filed on May 26, 2010 as Exhibit 3.1 to the Company’s Form 8-K) and incorporated herein by reference.

3.2	—	By-Laws (filed on May 26, 2010 as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

4.1	—	Form of Senior Debt Indenture between Williams and Bank One Trust company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed on September 8, 1997 as Exhibit 4.1 to The Williams Companies, Inc.’s Form S-3) and incorporated herein by reference.

4.2	—	Fifth Supplemental Indenture between Williams and Bank One Trust Company, N.A., as Trustee, dated as of January 17, 2001 (filed on March 12, 2001 as Exhibit 4(k) to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

4.3	—	Seventh Supplemental Indenture dated March 19, 2002, between The Williams Companies, Inc. as Issuer and Bank One Trust Company, National Association, as Trustee (filed on May 9, 2002 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

4.4	—	Senior Indenture dated February 25, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed February 25, 1997 as Exhibit 4.4.1 to MAPCO Inc.’s Amendment No. 1 to Form S-3) and incorporated herein by reference.

4.5	—	Supplemental Indenture No. 1 dated March 5, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(o) to MAPCO Inc.’s Form 10-K for the fiscal year ended December 31, 1997) and incorporated herein by reference.

4.6	—	Supplemental Indenture No. 2 dated March 5, 1997, between MAPCO Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(p) to MAPCO Inc.’s Form 10-K for the fiscal year ended December 31, 1997) and incorporated herein by reference.

4.7	—	Supplemental Indenture No. 3 dated March 31, 1998, among MAPCO Inc., Williams Holdings of Delaware, Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed as Exhibit 4(j) to Williams Holdings of Delaware, Inc.’s Form 10-K for the fiscal year ended December 31, 1998) and incorporated herein by reference.

4.8	—	Supplemental Indenture No. 4 dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., Williams and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed on March 28, 2000 as Exhibit 4(q) to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

4.9	—	Indenture dated as of May 28, 2003, by and between The Williams Companies, Inc. and JPMorgan Chase Bank, as Trustee for the issuance of the 5.50% Junior Subordinated Convertible Debentures due 2033 (filed on August 12, 2003 as Exhibit 4.2 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

4.10	—	Indenture dated as of March 5, 2009, among The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on March 11, 2009 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

Exhibit
No.		Description
4.11	—	Eleventh Supplemental Indenture dated as of February 1, 2010 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on February 2, 2010 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

4.12	—	First Supplemental Indenture dated as of February 1, 2010 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on February 2, 2010 as Exhibit 4.2 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

4.13	—	Fifth Supplemental Indenture dated as of February 1, 2010 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on February 2, 2010 as Exhibit 4.3 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

4.14	—	Amended and Restated Rights Agreement dated September 21, 2004 by and between The Williams Companies, Inc. and EquiServe Trust Company, N.A., as Rights Agent (filed on September 24, 2004 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

4.15	—	Amendment No. 1 dated May 18, 2007 to the Amended and Restated Rights Agreement dated September 21, 2004 (filed on May 22, 2007 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

4.16	—	Amendment No. 2 dated October 12, 2007 to the Amended and Restated Rights Agreement dated September 21, 2004 (filed on October 15, 2007 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

4.17	—	Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank, Trustee with regard to Northwest Pipeline’s 7.125% Debentures, due 2025 (filed September 14, 1995 as Exhibit 4.1 to Northwest Pipeline’s Form S-3) and incorporated herein by reference.

4.18	—	Indenture dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee, with regard to Northwest Pipeline’s $175 million aggregate principal amount of 7.00% Senior Notes due 2016 (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline’s Form 8-K) and incorporated herein by reference.

4.19	—	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 5, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K) (Commission File number 001-07414) and incorporated herein by reference.

4.20	—	Indenture dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Northwest Pipeline GP’s Form 8-K) and incorporated herein by reference.

4.21	—	Senior Indenture dated as of July 15, 1996 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-3) and incorporated herein by reference.

4.22	—	Indenture dated as of August 27, 2001 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on November 8, 2001 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-4) and incorporated herein by reference.

Exhibit
No.		Description
4.23	—	Indenture dated as of July 3, 2002 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed August 14, 2002 as Exhibit 4.1 to The Williams Companies Inc.’s Form 10-Q) and incorporated herein by reference.

4.24	—	Indenture dated as of April 11, 2006, between Transcontinental Gas Pipe Line Corporation and JPMorgan Chase Bank, N.A., as Trustee with regard to Transcontinental Gas Pipe Line’s $200 million aggregate principal amount of 6.4% Senior Note due 2016 (filed on April 11, 2006 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K) and incorporated herein by reference.

4.25	—	Indenture dated May 22, 2008, between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K) and incorporated herein by reference.

4.26	—	Indenture dated June 20, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and JPMorgan Chase Bank, N.A. (filed on June 20, 2006 as Exhibit 4.1 to Williams Partners L.P. Form 8-K) and incorporated herein by reference.

4.27	—	Indenture dated December 13, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York (filed on December 19, 2006 as Exhibit 4.1 to Williams Partners L.P. Form 8-K) and incorporated herein by reference.

4.28	—	Indenture dated as of February 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 10, 2010 as Exhibit 4.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

10.1	—	The Williams Companies Amended and Restated Retirement Restoration Plan effective January 1, 2008 (filed on February 25, 2009 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.2	—	The Williams Companies, Inc. 1996 Stock Plan (filed on March 27, 1996 as Exhibit A to The Williams Companies, Inc.’s Proxy Statement) and incorporated herein by reference.

10.3	—	The Williams Companies, Inc. 1996 Stock Plan for Non-employee Directors (filed on March 27, 1996 as Exhibit B to The Williams Companies, Inc.’s Proxy Statement) and incorporated herein by reference.

10.4	—	Form of Director and Officer Indemnification Agreement (filed on September 24, 2008 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

10.5*	—	Form of 2011 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.6*	—	Form of 2011 Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.7*	—	Form of 2011 Nonqualified Stock Option Agreement among Williams and certain employees and officers.

10.8*	—	Form of 2010 Restricted Stock Unit Agreement among Williams and non-management directors.

Exhibit
No.		Description
10.9	—	The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.10	—	Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.11	—	Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.12	—	The Williams Companies, Inc. 2007 Incentive Plan (filed on April 8, 2010 as Appendix B to The Williams Companies, Inc.’s Definitive Proxy Statement 14A) and incorporated herein by reference.

10.13	—	The Williams Companies, Inc. Employee Stock Purchase Plan (filed on April 10, 2007 as Appendix D to The Williams Companies, Inc.’s Definitive Proxy Statement 14A) and incorporated herein by reference.

10.14	—	Amendment No. 1 to The Williams Companies, Inc. Employee Stock Purchase (filed on February 25, 2009 as Exhibit 10.16 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference Plan.

10.15	—	Amendment No. 2 to The Williams Companies, Inc. Employee Stock Purchase Plan (filed on February 25, 2009 as Exhibit 10.17 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.16	—	Amendment No. 3 to The Williams Companies, Inc. Employee Stock Purchase Plan (filed on February 25, 2010 as Exhibit 10.17 the The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.17	—	Amendment No. 4 to The Williams Companies, Inc. Employee Stock Purchase Plan (filed on February 25, 2010 as Exhibit 10.17 The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.18	—	Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (filed on February 25, 2009 as Exhibit 10.18 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.19	—	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed on October 28, 2010as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.20	—	Amendment Agreement dated November 21, 2007 among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline GP, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (filed on November 28, 2007 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

10.21	—	Credit Agreement dated as of May 1, 2006, among The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and Williams Partners L.P., as Borrowers and Citibank, N.A., as Administrative Agent (filed on October 28, 2010 as Exhibit 10.2 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

Exhibit
No.		Description
10.22	—	Credit Agreement dated February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners (filed on October 28, 2010 as Exhibit 10.3 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.23	—	First Amendment dated as of March 30, 2007 to Credit Agreement dated as of February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners (filed on October 28, 2010 as Exhibit 10.4 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.24*	—	Second Amendment dated as of June 10, 2008 to Credit Agreement dated as of February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners (filed on October 28, 2010 as Exhibit 10.4 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.25*	—	Third Amendment dated as of July 12, 2010 to Credit Agreement dated as of February 23, 2007 among Williams Production RMT Company, Williams Production Company, LLC, Citibank, N.A., Citigroup Energy Inc., Calyon New York Branch, and the banks named therein, and Citigroup Global Markets Inc. and Calyon New York Branch as joint lead arrangers and co-book runners (filed on October 28, 2010 as Exhibit 10.4 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.26	—	Contribution Agreement, dated as of January 15, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and, for a limited purpose, The Williams Companies, Inc, including exhibits thereto (filed on January 19, 2010 as Exhibit 10.1 to The Williams Companies Inc.’s Form 8-K) and incorporated herein by reference.

10.27	—	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed on July 29, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 10-Q) and incorporated herein by reference.

12*	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

14	—	Code of Ethics for Senior Officers (filed on March 15, 2004 as Exhibit 14 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

21*	—	Subsidiaries of the registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

23.2*	—	Consent of Independent Registered Public Accounting Firms, Deloitte & Touche LLP.

23.3*	—	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

Exhibit
No.		Description
23.4*	—	Consent of Independent Petroleum Engineers and Geologists, Miller and Lents, LTD.

24*	—	Power of Attorney.

31.1*	—	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Report of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

99.2*	—	Report of Independent Petroleum Engineers and Geologists, Miller and Lents, LTD.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith