Form 10-Q
period 2011-03-31
WILLIAMS COMPANIES INC
filed 2011-05-05
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Registrant’s telephone number, including area code: (918) 573-2000
NO CHANGE
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $1 par value	588,146,154 Shares

The Williams Companies, Inc.
Index

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations — Three Months Ended March 31, 2011 and 2010	3
Consolidated Balance Sheet — March 31, 2011 and December 31, 2010	4
Consolidated Statement of Changes in Equity — Three Months Ended March 31, 2011 and 2010	5
Consolidated Statement of Cash Flows — Three Months Ended March 31, 2011 and 2010	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	49
Part II. Other Information	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	50
Item 6. Exhibits	51
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
     All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved gas and oil reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business segments;

•	Natural gas, natural gas liquids, and crude oil prices and demand.

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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A. Risk Factors of this Form 10-Q.

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three months ended March 31,
(Millions, except per-share amounts)	2011	2010
Revenues:
Williams Partners	$1,579	$1,490
Exploration & Production	989	1,157
Midstream Canada & Olefins	316	272
Other	6	6
Intercompany eliminations	(315)	(334)

Total revenues	2,575	2,591

Segment costs and expenses:
Costs and operating expenses	1,908	1,917
Selling, general, and administrative expenses	137	111
Other (income) expense — net	(1)	(1)

Total segment costs and expenses	2,044	2,027

General corporate expenses	51	85

Operating income (loss):
Williams Partners	412	398
Exploration & Production	45	148
Midstream Canada & Olefins	74	20
Other	—	(2)
General corporate expenses	(51)	(85)

Total operating income (loss)	480	479

Interest accrued	(158)	(164)
Interest capitalized	9	17
Investing income — net	51	39
Early debt retirement costs	—	(606)
Other income (expense) — net	4	(7)

Income (loss) from continuing operations before income taxes	386	(242)
Provision (benefit) for income taxes	(6)	(94)

Income (loss) from continuing operations	392	(148)
Income (loss) from discontinued operations	(8)	2

Net income (loss)	384	(146)
Less: Net income attributable to noncontrolling interests	63	47

Net income (loss) attributable to The Williams Companies, Inc.	$321	$(193)

Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$329	$(195)
Income (loss) from discontinued operations	(8)	2

Net income (loss)	$321	$(193)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.56	$(.33)
Income (loss) from discontinued operations	(.01)	—

Net income (loss)	$.55	$(.33)

Weighted-average shares (thousands)	586,977	583,929

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.55	$(.33)
Income (loss) from discontinued operations	(.01)	—

Net income (loss)	$.54	$(.33)

Weighted-average shares (thousands)	596,567	583,929
Cash dividends declared per common share	$.125	$.11
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per-share amounts)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$923	$795
Accounts and notes receivable (net of allowance of $18 at March 31, 2011 and $15 at December 31, 2010)	850	859
Inventories	264	302
Derivative assets	301	400
Other current assets and deferred charges	167	174

Total current assets	2,505	2,530

Investments	1,381	1,344

Property, plant, and equipment, at cost	30,816	30,365
Accumulated depreciation, depletion, and amortization	(10,475)	(10,144)

Property, plant, and equipment — net	20,341	20,221
Derivative assets	167	173
Other assets and deferred charges	689	704

Total assets	$25,083	$24,972

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$913	$918
Accrued liabilities	872	1,002
Derivative liabilities	141	146
Long-term debt due within one year	532	508

Total current liabilities	2,458	2,574

Long-term debt	8,577	8,600
Deferred income taxes	3,448	3,448
Derivative liabilities	158	143
Other liabilities and deferred income	1,563	1,588
Contingent liabilities and commitments (Note 11)

Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 622 million shares issued at March 31, 2011 and 620 million shares issued at December 31, 2010)	622	620
Capital in excess of par value	8,302	8,269
Retained earnings (deficit)	(230)	(478)
Accumulated other comprehensive income (loss)	(116)	(82)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	7,537	7,288
Noncontrolling interests in consolidated subsidiaries	1,342	1,331

Total equity	8,879	8,619

Total liabilities and equity	$25,083	$24,972

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Three months ended March 31,
	2011			2010
	The Williams	Noncontrolling		The Williams	Noncontrolling
	Companies, Inc.	Interests	Total	Companies, Inc.	Interests	Total
	(Millions)
Beginning balance	$7,288	$1,331	$8,619	$8,447	$572	$9,019
Comprehensive income (loss):
Net income (loss)	321	63	384	(193)	47	(146)
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	(62)	—	(62)	147	2	149
Foreign currency translation adjustments	22	—	22	19	—	19
Pension and other postretirement benefits — net	6	—	6	5	—	5

Total other comprehensive income (loss)	(34)	—	(34)	171	2	173

Total comprehensive income (loss)	287	63	350	(22)	49	27
Cash dividends — common stock	(73)	—	(73)	(64)	—	(64)
Dividends and distributions to noncontrolling interests	—	(52)	(52)	—	(32)	(32)
Stock-based compensation, net of tax	35	—	35	12	—	12
Change in Williams Partners L.P. ownership interest (Note 2)	—	—	—	(454)	454	—

Ending balance	$7,537	$1,342	$8,879	$7,919	$1,043	$8,962

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
(Millions)	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$384	$(146)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion, and amortization	381	361
Provision (benefit) for deferred income taxes	(10)	29
Provision for loss on investments, property and other assets	31	4
Amortization of stock-based awards	14	14
Early debt retirement costs	—	606
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	6	2
Inventories	38	—
Margin deposits and customer margin deposits payable	(19)	11
Other current assets and deferred charges	28	21
Accounts payable	46	(13)
Accrued liabilities	(65)	(280)
Changes in current and noncurrent derivative assets and liabilities	17	(8)
Other, including changes in noncurrent assets and liabilities	(40)	16

Net cash provided by operating activities	811	617

FINANCING ACTIVITIES:
Proceeds from long-term debt	75	3,749
Payments of long-term debt	(75)	(3,407)
Dividends paid	(73)	(64)
Dividends and distributions paid to noncontrolling interests	(52)	(32)
Payments for debt issuance costs	—	(65)
Premiums paid on early debt retirements	—	(574)
Other — net	21	(12)

Net cash provided (used) by financing activities	(104)	(405)

INVESTING ACTIVITIES:
Capital expenditures*	(526)	(428)
Purchases of investments/advances to affiliates	(42)	(13)
Other — net	(11)	6

Net cash used by investing activities	(579)	(435)

Increase (decrease) in cash and cash equivalents	128	(223)
Cash and cash equivalents at beginning of period	795	1,867

Cash and cash equivalents at end of period	$923	$1,644

______________

* Increases to property, plant, and equipment	$(482)	$(410)
Changes in related accounts payable and accrued liabilities	(44)	(18)

Capital expenditures	$(526)	$(428)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. General
     Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments that, in the opinion of our management, are necessary to present fairly our financial position at March 31, 2011, results of operations, changes in equity, and cash flows for the three months ended March 31, 2011 and 2010.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     On February 16, 2011, we announced that our Board of Directors approved our reorganization plan to divide our business into two separate, publicly traded corporations. On April 29, 2011, our wholly owned subsidiary, WPX Energy, Inc. (WPX), filed a registration statement with the SEC with respect to an initial public offering of its equity securities. This is the first step in our reorganization plan, which calls for a separation of our exploration and production business through an initial public offering and a tax-free spin-off of our remaining interest in WPX to our shareholders. We retain the discretion to determine whether and when to complete these transactions.
Note 2. Basis of Presentation
     Beginning with the first quarter of 2011, we changed our segment reporting structure to present our Canadian midstream and domestic olefins operations as a separate segment, Midstream Canada & Olefins. This change reflects the expected growth in this business and our chief operating decision maker’s increased focus on these operations, which were previously reported within Other. Prior periods have been recast to reflect this revised segment presentation.
     Our operations are located principally in the United States and are organized into the following reporting segments: Williams Partners, Exploration & Production and Midstream Canada & Olefins. All remaining business activities are included in Other.
     Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ) and includes our gas pipeline and domestic midstream businesses. The gas pipeline businesses include 100 percent of Transcontinental Gas Pipe Line Company, LLC (Transco), 100 percent of Northwest Pipeline GP (Northwest Pipeline), and 24.5 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). WPZ’s midstream operations are composed of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in Pennsylvania’s Marcellus Shale region, and various equity investments in domestic processing, fractionation, and natural gas liquid (NGL) transportation assets. WPZ’s midstream assets also include substantial operations and investments in the Four Corners and Gulf Coast regions, as well as an NGL fractionator and storage facilities near Conway, Kansas.
     Exploration & Production includes the natural gas development, production and gas management activities, with operations primarily in the Rocky Mountain and Mid-Continent regions of the United States, natural gas development activities in the northeastern portion of the United States, oil and natural gas interests in South America, and oil development activities in the northern United States. The gas management activities include procuring fuel and shrink gas for our midstream businesses and providing marketing to third parties, such as producers. Additionally, gas management activities include managing various natural gas related contracts such as transportation, storage, and related hedges.

Notes (Continued)
     Our Midstream Canada & Olefins segment includes our oil sands off-gas processing plant near Fort McMurray, Alberta, our NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta, our NGL light-feed olefins cracker in Geismar, Louisiana along with associated ethane and propane pipelines, and our refinery grade splitter in Louisiana.
     Other includes other business activities that are not operating segments, primarily a 25.5 percent interest in Gulfstream, as well as corporate operations.
     During fourth-quarter 2010, we contributed a business represented by certain gathering and processing assets in Colorado’s Piceance basin to WPZ. The transaction was accounted for as a combination of entities under common control whereby the assets and liabilities sold were recorded by WPZ at their historical amounts. The operations of this business and the related assets and liabilities were previously reported through our Exploration & Production segment, however they are now reported in our Williams Partners segment. Prior period segment disclosures have been recast for this transaction.
Master Limited Partnership
     At March 31, 2011, we own approximately 75 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.
     WPZ is self funding and maintains separate lines of bank credit and cash management accounts. Cash distributions from WPZ to us, including any associated with our incentive distribution rights, occur through the normal partnership distributions from WPZ to all partners.
     The change in WPZ ownership between us and the noncontrolling interests as a result of our February 2010 strategic restructuring was accounted for as an equity transaction and resulted in a $454 million decrease to capital in excess of par value and a corresponding increase to noncontrolling interest in consolidated subsidiaries.
     For the first quarter of 2010, this amount related to the change between our ownership interest and the noncontrolling interests resulting from the restructuring was previously reported as $800 million. During the third quarter of 2010, we determined that this amount was incorrect. This error resulted in a $346 million overstatement of noncontrolling interests in consolidated subsidiaries and a $346 million understatement of capital in excess of par value in the first and second quarter. The error did not impact total equity, key financial covenants, any earnings or cash flow measures or any other key internal measures. First quarter 2010 amounts have been adjusted for the correction in the Consolidated Statement of Changes in Equity.
Discontinued operations
     The accompanying consolidated financial statements and notes reflect the results of operations and financial position of Exploration & Production’s Arkoma basin operations as discontinued operations for all periods. (See Note 3.)
     Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.

Notes (Continued)
Note 3. Discontinued Operations
Summarized Results of Discontinued Operations

	Three months ended March 31,
	2011	2010
	(Millions)
Revenues	$3	$5

Income (loss) from discontinued operations before impairment and income taxes	$(2)	$4
Impairment	(9)	—
(Provision) benefit for income taxes	3	(2)

Income (loss) from discontinued operations	$(8)	$2

     Impairment in 2011 reflects a write-down to an estimate of fair value less costs to sell the assets of our Arkoma basin operations that were classified as held for sale as of March 31, 2011. This nonrecurring fair value measurement, which falls within Level 3 of the fair value hierarchy, was based on a probability-weighted discounted cash flow analysis that included offers we have received on the assets.
     The assets of our discontinued operations comprise significantly less than 0.5 percent of our total consolidated assets as of March 31, 2011, and December 31, 2010, and are reported primarily within other current assets and deferred charges and other assets and deferred charges, respectively, on our Consolidated Balance Sheet. Liabilities of our discontinued operations are insignificant for these periods.
Note 4. Asset Sales and Other Accruals
     Other (income) expense — net within segment costs and expenses in 2011 includes $10 million related to the reversal of project feasibility costs from expense to capital at Williams Partners, associated with a natural gas pipeline expansion project, upon determining that the related project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.
     Additional Items
     We completed a strategic restructuring transaction in the first quarter of 2010 that involved significant debt issuances, retirements and amendments. We incurred significant costs related to these transactions, as follows:
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
     We recognized an $11 million gain in the first quarter of 2011 on the 2010 sale of our interest in Accroven SRL, reflecting the receipt of the first quarterly payment, which was originally due from the buyer in October 2010. This gain is reflected within investing income — net at Other. Payments are recognized as income upon receipt until such point future collections are reasonably assured.
Note 5. Provision (Benefit) for Income Taxes
     The provision (benefit) for income taxes includes:

Notes (Continued)

	Three months ended March 31,
	2011	2010
	(Millions)
Current:
Federal	$17	$(113)
State	1	(14)
Foreign	(18)	5

	—	(122)

Deferred:
Federal	(8)	23
State	1	3
Foreign	1	2

	(6)	28

Total provision (benefit)	$(6)	$(94)

     The effective income tax rate on the total benefit for the three months ended March 31, 2011, is less than the federal statutory rate primarily due to federal settlements, an international revised assessment and the impact of nontaxable noncontrolling interests, partially offset by the effect of state income taxes.
     The effective income tax rate on the total benefit for the three months ended March 31, 2010, is greater than the federal statutory rate primarily due to the effect of state income taxes and the impact of nontaxable noncontrolling interests, partially offset by the reduction of tax benefits on the Medicare Part D federal subsidy due to enacted healthcare legislation.
     During the first quarter of 2011, we finalized settlements for 1997 through 2008 on certain contested matters with the Internal Revenue Service (IRS) and also received a revised assessment on an international matter. These settlements and revised assessment resulted in a tax benefit of approximately $124 million during the first quarter of 2011. As a result of these settlements and revised assessment, we have decreased our unrecognized tax benefits by approximately $62 million. We anticipate making approximately $140 million to $145 million of cash payments (net of refunds) to taxing authorities related to these items in 2011.
      During the next twelve months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of our unrecognized tax benefit.

Notes (Continued)
Note 6. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended March 31,
	2011	2010
	(Dollars in millions, except per-share
	amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share (1)	$329	$(195)

Basic weighted-average shares	586,977	583,929
Effect of dilutive securities:
Nonvested restricted stock units	4,125	—
Stock options	3,464	—
Convertible debentures	2,001	—

Diluted weighted-average shares	596,567	583,929

Earnings (loss) per common share from continuing operations:
Basic	$.56	$(.33)
Diluted	$.55	$(.33)

(1)	The three-month period ended March 31, 2011 includes $0.2 million of interest expense, net of tax, associated with our convertible debentures. This amount has been added back to income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders to calculate diluted earnings per common share.
     For the three months ended March 31, 2010, 3.3 million weighted-average nonvested restricted stock units and 3.2 million weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to The Williams Companies, Inc.
     Additionally, for the three months ended March 31, 2010, 2.3 million weighted-average shares related to the assumed conversion of our convertible debentures, as well as the related interest, net of tax, have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would have an antidilutive effect on the diluted earnings per common share. We estimate that if income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders was $54 million of income for the three months ended March 31, 2010, then these shares would become dilutive.
     The table below includes information related to stock options that were outstanding at March 31 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares.

	March 31,
	2011	2010
Options excluded (millions)	3.0	2.4
Weighted-average exercise price of options excluded	$31.50	$32.40
Exercise price ranges of options excluded	$28.30 - $40.51	$22.25 - $40.51
First quarter weighted-average market price	$28.27	$22.18

Notes (Continued)
Note 7. Employee Benefit Plans
     Net periodic benefit expense is as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
	(Millions)
Components of net periodic benefit expense:
Service cost	$10	$8	$1	$1
Interest cost	17	16	4	4
Expected return on plan assets	(19)	(18)	(3)	(3)
Amortization of prior service credit	—	—	(3)	(3)
Amortization of net actuarial loss	9	9	1	—

Net periodic benefit expense (income)	$17	$15	$—	$(1)

     During the three months ended March 31, 2011, we contributed $17 million to our pension plans and $4 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $51 million to our pension plans and approximately $12 million to our other postretirement benefit plans in the remainder of 2011.
Note 8. Inventories

	March 31,	December 31,
	2011	2010
	(Millions)
Natural gas liquids and olefins	$97	$87
Natural gas in underground storage	52	93
Materials, supplies, and other	115	122

	$264	$302

Note 9. Fair Value Measurements
     The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis.

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Assets:
Energy derivatives	$58	$407	$3	$468	$96	$475	$2	$573
ARO Trust investments (see Note 10)	38	—	—	38	40	—	—	40

Total assets	$96	$407	$3	$506	$136	$475	$2	$613

Liabilities:
Energy derivatives	$54	$242	$3	$299	$78	$210	$1	$289

Total liabilities	$54	$242	$3	$299	$78	$210	$1	$289

     Energy derivatives include commodity based exchange-traded contracts and over-the-counter (OTC) contracts. Exchange-traded contracts include futures, swaps, and options. OTC contracts include forwards, swaps and options.

Notes (Continued)
     The instruments included in our Level 1 measurements primarily consist of energy derivatives that are exchange-traded and a portfolio of mutual funds. Exchange-traded contracts include New York Mercantile Exchange and Intercontinental Exchange contracts and are valued based on quoted prices in these active markets.
     The instruments included in our Level 2 measurements consist primarily of OTC instruments. Forward, swap, and option contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of production from our Exploration & Production segment, are structured as costless collars and are financially settled. They are valued using an industry standard Black-Scholes option pricing model. Significant inputs into our Level 2 valuations include commodity prices, implied volatility by location, and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
     The instruments in our Level 3 measurements primarily consist of natural gas index transactions that are used to manage the physical requirements of our Exploration & Production segment. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 because these inputs have a significant impact on the measurement of fair value. As the fair value of natural gas index transactions is primarily driven by the typically nominal differential transacted and the market price, these transactions do not have a material impact on our results of operations or liquidity.
     Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short with more than 99 percent of the value of our derivatives portfolio expiring in the next 21 months. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.
     Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the period ended March 31, 2011 or 2010. During the period ended March 31, 2011, certain NGL swaps that originated during the first quarter of 2011 were transferred from Level 3 to Level 2. Prior to March 31, 2011, these swaps were considered Level 3 due to a lack of observable third-party market quotes. Due to an increase in exchange-traded transactions and greater visibility from OTC trading, we transferred these instruments to Level 2.
     The following table presents a reconciliation of changes in the fair value of our net energy derivatives classified as Level 3 in the fair value hierarchy.
Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Three months ended March 31,
	2011	2010
	(Millions)
Beginning balance	$1	$2
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	(1)	—
Included in other comprehensive income (loss)	(1)	4
Settlements	—	(1)
Transfers into Level 3	—	—
Transfers out of Level 3	1	—

Ending balance	$—	$5

Unrealized gains (losses) included in income (loss) from continuing operations relating to instruments still held at March 31	$(2)	$—

Notes (Continued)
     Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues or costs and operating expenses in our Consolidated Statement of Operations.
Note 10. Financial Instruments, Derivatives, Guarantees, and Concentration of Credit Risk
Financial Instruments
  Fair-value methods
     We use the following methods and assumptions in estimating our fair-value disclosures for financial instruments:
     Cash and cash equivalents and restricted cash: The carrying amounts reported in the Consolidated Balance Sheet approximate fair value due to the short-term maturity of these instruments. Current and noncurrent restricted cash is included in other current assets and deferred charges and other assets and deferred charges, respectively, in the Consolidated Balance Sheet, based on the term of the related restriction.
     ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into an external trust (ARO Trust) specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of mutual funds that are reported at fair value in other assets and deferred charges in the Consolidated Balance Sheet and are classified as available-for-sale. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
     Long-term debt: The fair value of our publicly traded long-term debt is determined using indicative period-end traded bond market prices. At both March 31, 2011 and December 31, 2010, approximately 100 percent of our long-term debt was publicly traded.
     Guarantee: The guarantee represented in the following table consists of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a lease performance obligation. To estimate the fair value of the guarantee, the estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rates are published by Moody’s Investors Service. Guarantees, if recognized, are included in accrued liabilities in the Consolidated Balance Sheet.
     Other: Includes current and noncurrent notes receivable, margin deposits, customer margin deposits payable, and cost-based investments.
     Energy derivatives: Energy derivatives include futures, forwards, swaps, and options. These are carried at fair value in the Consolidated Balance Sheet. See Note 9 for a discussion of the valuation of our energy derivatives.
  Carrying amounts and fair values of our financial instruments

	March 31, 2011			December 31, 2010
	Carrying			Carrying
Asset (Liability)	Amount	Fair Value		Amount	Fair Value
	(Millions)
Cash and cash equivalents	$923	$923		$795	$795
Restricted cash (current and noncurrent)	$27	$27		$28	$28
ARO Trust investments	$38	$38		$40	$40
Long-term debt, including current portion (a)	$(9,105)	$(10,101)		$(9,104)	$(9,990)
Guarantee	$(35)	$(33)		$(35)	$(34)
Other	$(5)	$(6	)(b)	$(23)	$(25	)(b)
Net energy derivatives:
Energy commodity cash flow hedges	$168	$168		$266	$266
Other energy derivatives	$1	$1		$18	$18

(a)	Excludes capital leases.

Notes (Continued)

(b)	Excludes certain cost-based investments in companies that are not publicly traded and therefore it is not practicable to estimate fair value. The carrying value of these investments was $1 million and $2 million at March 31, 2011 and December 31, 2010, respectively.
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
     We produce, buy, and sell natural gas at different locations throughout the United States. We also enter into forward contracts to buy and sell natural gas to maximize the economic value of transportation agreements and storage capacity agreements. To reduce exposure to a decrease in revenues or margins from fluctuations in natural gas market prices, we enter into natural gas futures contracts, swap agreements, and financial option contracts to mitigate the price risk on forecasted sales of natural gas. We have also entered into basis swap agreements to reduce the locational price risk associated with our producing basins. Those designated as cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of locational differences between the hedging derivative and the hedged item. Our financial option contracts are either purchased options or a combination of options that comprise a net purchased option or a zero-cost collar. Our designation of the hedging relationship and method of assessing effectiveness for these option contracts are generally such that the hedging relationship is considered perfectly effective and no ineffectiveness is recognized in earnings. Hedges for storage contracts have not been designated as cash flow hedges, despite economically hedging the expected cash flows generated by those agreements.
     We produce and sell NGLs and olefins at different locations throughout North America. We also buy natural gas to satisfy the required fuel and shrink needed to generate NGLs and olefins. To reduce exposure to a decrease in revenues from fluctuations in NGL market prices or increases in costs and operating expenses from fluctuations in natural gas and NGL market prices, we may enter into NGL or natural gas swap agreements, financial forward contracts, and financial option contracts to mitigate the price risk on forecasted sales of NGLs and purchases of natural gas and NGLs. Those designated as cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of locational differences between the hedging derivative and the hedged item.
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

Notes (Continued)
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
     The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of March 31, 2011. Natural gas is presented in millions of British Thermal Units (MMBtu), NGLs are presented in gallons, and oil is presented in barrels. The volumes for options represent at location zero-cost collars and present one side of the short position. The net index position for Exploration & Production includes certain positions on behalf of other segments.

		Unit of	Central Hub	Basis	Index
Derivative Notional Volumes		Measure	Risk	Risk	Risk	Options
Designated as Hedging Instruments
Exploration & Production	Risk Management	MMBtu	(262,335,000)	(262,335,000)		(75,625,000)
Exploration & Production	Risk Management	Barrels	(3,701,250)
Williams Partners	Risk Management	MMBtu	8,250,000	7,562,500
Williams Partners	Risk Management	Gallons	(2,280,000)

Not Designated as Hedging Instruments
Exploration & Production	Risk Management	MMBtu	(6,542,400)	(17,452,400)	(30,877,696)
Williams Partners	Risk Management	Gallons	(50,000)
Midstream Canada & Olefins	Risk Management	Gallons	(20,000)
Exploration & Production	Other	MMBtu	(1,500)	(226,500)
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

	March 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Designated as hedging instruments	$233	$65	$288	$22
Not designated as hedging instruments:
Legacy natural gas contracts from former power business	223	224	186	187
All other	12	10	99	80

Total derivatives not designated as hedging instruments	235	234	285	267

Total derivatives	$468	$299	$573	$289

Notes (Continued)
     The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI, revenues, or costs and operating expenses.

	Three months ended March 31,
	2011	2010	Classification
	(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(23)	$278	AOCI

Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$75	$25	Revenues or Costs and Operating Expenses

Gain (loss) recognized in income (ineffective portion)	$—	$5	Revenues or Costs and Operating Expenses
     There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
     The following table presents pre-tax gains and losses for our energy commodity derivatives not designated as hedging instruments.

	Three months ended March 31,
	2011	2010
	(Millions)
Revenues	$2	$26
Costs and operating expenses	—	—

Net gain	$2	$26

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
     As of March 31, 2011, we did not have any collateral posted to derivative counterparties to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $26 million, which includes a reduction of significantly less than $1 million to our liability balance for our own nonperformance risk. At December 31, 2010, we had collateral totaling $8 million posted to

Notes (Continued)
derivative counterparties, all of which was in the form of letters of credit, to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $36 million, which included a reduction of less than $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $26 million and $29 million at March 31, 2011 and December 31, 2010, respectively.
  Cash flow hedges
     Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of March 31, 2011, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales for up to two years. Based on recorded values at March 31, 2011, $99 million of net gains (net of income tax provision of $60 million) will be reclassified into earnings within the next year. These recorded values are based on market prices of the commodities as of March 31, 2011. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next year will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
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
     We have provided a guarantee in the event of nonpayment by our previously owned communications subsidiary, WilTel, on a certain lease performance obligation that extends through 2042. The maximum potential exposure is approximately $39 million at March 31, 2011 and December 31, 2010. Our exposure declines systematically throughout the remaining term of WilTel’s obligation. The carrying value of the guarantee included in accrued liabilities on the Consolidated Balance Sheet is $35 million at March 31, 2011 and December 31, 2010.
     At March 31, 2011, we do not expect these guarantees to have a material impact on our future liquidity or financial position. However, if we are required to perform on these guarantees in the future, it may have a material adverse effect on our results of operations.
Concentration of Credit Risk
  Derivative assets and liabilities
     We have a risk of loss from counterparties not performing pursuant to the terms of their contractual obligations. Counterparty performance can be influenced by changes in the economy and regulatory issues, among other factors. Risk of loss is impacted by several factors, including credit considerations and the regulatory environment in which a counterparty transacts. We attempt to minimize credit-risk exposure to derivative counterparties and brokers through formal credit policies, consideration of credit ratings from public ratings agencies, monitoring procedures, master netting agreements and collateral support under certain circumstances. Collateral support could include letters of credit, payment under margin agreements, and guarantees of payment by credit worthy parties. The gross credit exposure from our derivative contracts as of March 31, 2011, is summarized as follows:

Notes (Continued)

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$2	$2
Energy marketers and traders	—	142
Financial institutions	324	324

	$326	468

Credit reserves		—

Gross credit exposure from derivatives		$468

     We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts. The net credit exposure from our derivatives as of March 31, 2011, excluding collateral support discussed below, is summarized as follows:

	Investment
Counterparty Type	Grade(a)	Total
	(Millions)
Gas and electric utilities	$2	$2
Energy marketers and traders	—	1
Financial institutions	192	192

	$194	195

Credit reserves		—

Net credit exposure from derivatives		$195

(a)	We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.
     Our seven largest net counterparty positions represent approximately 96 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Included within this group are counterparty positions, representing 83 percent of our net credit exposure from derivatives, associated with Exploration & Production’s hedging facility. Under certain conditions, the terms of this credit agreement may require the participating financial institutions to deliver collateral support to a designated collateral agent (which is another participating financial institution in the agreement). The level of collateral support required is dependent on whether the net position of the counterparty financial institution exceeds specified thresholds. The thresholds may be subject to prescribed reductions based on changes in the credit rating of the counterparty financial institution.
     At March 31, 2011, the designated collateral agent is not required to hold any collateral support on our behalf under Exploration & Production’s hedging facility. We hold collateral support, which may include cash or letters of credit, of $8 million related to our other derivative positions.
Note 11. Contingent Liabilities
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

Notes (Continued)
     Although the State Settlement and Utilities Settlement resolved a significant portion of the refund issues among the settling parties, we continue to have potential refund exposure to nonsettling parties, including various California end users that did not participate in the Utilities Settlement. We are currently in settlement negotiations with certain California utilities aimed at eliminating or substantially reducing this exposure. If successful, and subject to a final “true-up” mechanism, the settlement agreement would also resolve our collection of accrued interest from counterparties as well as our payment of accrued interest on refund amounts. Thus, as currently contemplated by the parties, the settlement agreement would resolve most, if not all, of our legal issues arising from the 2000-2001 California Energy Crisis. With respect to these matters, amounts accrued are not material to our financial position.
     Certain other issues also remain open at the FERC and for other nonsettling parties.
Reporting of Natural Gas-Related Information to Trade Publications
     Civil suits based on allegations of manipulating published gas price indices have been brought against us and others, in each case seeking an unspecified amount of damages. We are currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri and Wisconsin brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary judgment in the Colorado case in favor of us and most of the other defendants based on plaintiffs’ lack of standing. On January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in our favor. We expect that the Colorado plaintiffs will appeal, but the appeal cannot occur until the case against the remaining defendant is concluded.
     In the other cases, our joint motions for summary judgment to preclude the plaintiffs’ state law claims based upon federal preemption have been pending since late 2009. If the motions are granted, we expect a final judgment in our favor which the plaintiffs could appeal. If the motions are denied, the current stay of activity would be lifted, class certification would be addressed, and discovery would be completed as the cases proceed towards trial. Because of the uncertainty around these current pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time. However, it is reasonably possible that the ultimate resolution of these items could result in future charges that may be material to our results of operations.
Environmental Matters
  Continuing operations
     Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury contamination, and other hazardous substances. These activities have involved the U.S. Environmental Protection Agency (EPA), various state environmental authorities and identification as a potentially responsible party at various Superfund waste disposal sites. At March 31, 2011, we have accrued liabilities of $12 million for these costs. We expect that these costs will be recoverable through rates.
     We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2011, we have accrued liabilities totaling $7 million for these costs.
     In March 2008, the EPA proposed a penalty of $370,000 for alleged violations relating to leak detection and repair program delays at our Ignacio gas plant in Colorado and for alleged permit violations at a compressor station. Tentative settlement has been reached in first-quarter 2011.
     In September 2007, the EPA requested, and our Transco subsidiary later provided, information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Clean Air Act. On March 28, 2008, the EPA issued notices of violation alleging violations of Clean Air Act requirements at these compressor stations. Transco met with the EPA in May 2008 and submitted our response denying the allegations in June 2008. The EPA has requested additional information pertaining to these compressor stations, most recently in February 2011. In August 2010, the EPA requested and our Transco subsidiary provided, similar information for a compressor station in Maryland.

Notes (Continued)
  Former operations, including operations classified as discontinued
     We have potential obligations in connection with assets and businesses we no longer operate. These potential obligations include the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities existing at the time the sale was consummated. Our responsibilities relate to the operations of the assets and businesses described below.
•	Former agricultural fertilizer and chemical operations and former retail petroleum and refining operations;
•	Former petroleum products and natural gas pipelines;
•	Discontinued petroleum refining facilities;
•	Former exploration and production and mining operations.
     At March 31, 2011, we have accrued environmental liabilities of $31 million related to these matters.
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
     From May through October 2007, the court entered seven post-trial orders in the case (interlocutory orders) which, among other things, overruled the verdict award of tort and punitive damages as well as any damages against

Notes (Continued)
us. The court also denied the plaintiffs’ claims for attorneys’ fees. On January 28, 2008, the court issued its judgment awarding damages against Gulf Liquids of approximately $11 million in favor of Gulsby and approximately $4 million in favor of Gulsby-Bay. Gulf Liquids, Gulsby, Gulsby-Bay, Bay Ltd., and NAICO appealed the judgment. In February 2009, we settled with certain of these parties and reduced our liability as of December 31, 2008, by $43 million, including $11 million of interest. On February 17, 2011, the Texas Court of Appeals upheld the dismissals of the tort and punitive damages claims and reversed and remanded the contract claim and attorney fee claims for further proceedings. The appellate court ruling is subject to a potential appeal to the Texas Supreme Court. If the appellate court judgment is upheld, our remaining liability could be less than the amount of our accrual for these matters.
  Royalty litigation

Notes (Continued)
     In September 2006, royalty interest owners in Garfield County, Colorado, filed a class action suit in District Court, Garfield County Colorado, alleging we improperly calculated oil and gas royalty payments, failed to account for the proceeds that we received from the sale of natural gas and extracted products, improperly charged certain expenses, and failed to refund amounts withheld in excess of ad valorem tax obligations. Plaintiffs sought to certify as a class of royalty interest owners, recover underpayment of royalties and obtain corrected payments resulting from calculation errors. We entered into a final partial settlement agreement. The partial settlement agreement defined the class members for class certification, reserved two claims for court resolution, resolved all other class claims relating to past calculation of royalty and overriding royalty payments, and established certain rules to govern future royalty and overriding royalty payments. This settlement resolved all claims relating to past withholding for ad valorem tax payments and established a procedure for refunds of any such excess withholding in the future. The first reserved claim is whether we are entitled to deduct in our calculation of royalty payments a portion of the costs we incur beyond the tailgates of the treating or processing plants for mainline pipeline transportation. We received a favorable ruling on our motion for summary judgment on the first reserved claim. Plaintiffs appealed that ruling and the Colorado Court of Appeals found in our favor in April 2011. We anticipate knowing later in 2011 whether plaintiffs will pursue any further appeal on the first reserved claim. The second reserved claim relates to whether we are required to have proportionately increased the value of natural gas by transporting that gas on mainline transmission lines and, if required, whether we did so and are thus entitled to deduct a proportionate share of transportation costs in calculating royalty payments. We anticipate trial on the second reserved claim following resolution of the first reserved claim. We believe our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and Colorado law. At this time, the plaintiffs have not provided us a sufficient framework to calculate an estimated range of exposure related to their claims. However, it is reasonably possible that the ultimate resolution of this item could result in a future charge that may be material to our results of operations.
     Other producers have been in litigation or discussions with a federal regulatory agency and a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to these matters, we have monitored them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. One of these matters involving federal litigation was decided on October 5, 2009. The resolution of this specific matter is not material to us. However, other related issues in these matters that could be material to us remain outstanding. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (ONRR) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in other states, but such guidelines are expected in the future. However, the timing of receipt of the necessary guidelines is uncertain. In addition, these interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and will vary based upon the ONRR’s assessment of the configuration of processing, treating and transportation operations supporting each federal lease. From January 2004 through December 2010, our deductions used in the calculation of the royalty payments in states other than New Mexico associated with conventional gas production total approximately $55 million. Based on correspondence in 2009 with the ONRR’s predecessor, we believe our calculating assumptions have been consistent with the requirements. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments and the effect could be material to our results of operations.
  Other
     In 2003, we entered into an agreement to sublease certain underground storage facilities to Liberty Gas Storage (Liberty). We have asserted claims against Liberty for prematurely terminating the sublease and for damage caused to the facilities. In February 2011, Liberty asserted a counterclaim for costs in excess of $200 million associated with its use of the facilities. Due to the lack of information currently available, we are unable to evaluate the merits of the counterclaim and determine the amount of any possible liability.

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
     At March 31, 2011, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Note 12. Segment Disclosures
     Our reporting segments are Williams Partners, Exploration & Production and Midstream Canada & Olefins. All remaining business activities are included in Other. (See Note 2.)
Performance Measurement
     We currently evaluate performance based upon segment profit (loss) from operations, which includes segment revenues from external and internal customers, segment costs and expenses, equity earnings (losses) and income (loss) from investments. Intersegment sales are generally accounted for at current market prices as if the sales were to unaffiliated third parties.
     The primary types of costs and operating expenses by segment can be generally summarized as follows:
•	Williams Partners—commodity purchases (primarily for NGL and crude marketing, shrink and fuel), depreciation and operation and maintenance expenses;
•	Exploration & Production—commodity purchases (primarily in support of commodity marketing and risk management activities), depletion, depreciation and amortization, lease and facility operating expenses and operating taxes;
•	Midstream Canada & Olefins—commodity purchases (primarily for shrink, feedstock and NGL and olefin marketing activities), depreciation and operation and maintenance expenses.

Notes (Continued)
     The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income (loss) as reported in the Consolidated Statement of Operations.

		Exploration	Midstream
	Williams	&	Canada &
	Partners	Production	Olefins	Other	Eliminations	Total
	(Millions)
Three months ended March 31, 2011
Segment revenues:
External	$1,478	$779	$316	$2	$—	$2,575
Internal	101	210	—	4	(315)	—

Total revenues	$1,579	$989	$316	$6	$(315)	$2,575

Segment profit (loss)	$437	$51	$74	$20	$—	$582
Less:
Equity earnings (losses)	25	6	—	9	—	40
Income (loss) from investments	—	—	—	11	—	11

Segment operating income (loss)	$412	$45	$74	$—	$—	531

General corporate expenses						(51)

Total operating income (loss)						$480

Three months ended March 31, 2010
Segment revenues:
External	$1,397	$925	$267	$2	$—	$2,591
Internal	93	232	5	4	(334)	—

Total revenues	$1,490	$1,157	$272	$6	$(334)	$2,591

Segment profit (loss)	$424	$153	$20	$7	$—	$604
Less equity earnings (losses)	26	5	—	9	—	40

Segment operating income (loss)	$398	$148	$20	$(2)	$—	564

General corporate expenses						(85)

Total operating income (loss)						$479

     Total segment revenues for Exploration & Production include $405 million and $556 million of gas management revenues for the three months ended March 31, 2011 and 2010, respectively. Gas management revenues include sales of natural gas in conjunction with marketing services provided to third parties and intercompany sales of fuel and shrink gas to the midstream businesses in Williams Partners. These revenues are substantially offset by similar amounts of gas management costs.

Notes (Continued)
     The following table reflects total assets by reporting segment.

	Total Assets
	March 31, 2011	December 31, 2010
	(Millions)
Williams Partners	$13,437	$13,404
Exploration & Production	9,735	9,827
Midstream Canada & Olefins	1,014	922
Other	3,588	3,481
Eliminations	(2,691)	(2,662)

Total	$25,083	$24,972

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Changes in Structure and Dividend Increase
     On February 16, 2011, we announced our reorganization plan to divide our business into two separate, publicly traded corporations. On April 29, 2011, our wholly owned subsidiary, WPX Energy, Inc. (WPX), filed a registration statement with the SEC with respect to an initial public offering of its equity securities. This is the first step in our reorganization plan, which calls for a separation of our exploration and production business through an initial public offering of up to 20 percent of WPX in 2011 and a tax-free spin-off of our remaining interest in WPX to our shareholders in 2012, after which Williams would continue as a premier natural gas infrastructure company. We retain the discretion to determine whether and when to complete these transactions. In conjunction with the initial public offering, we expect WPX to establish a new credit facility and issue senior unsecured notes. We expect that a substantial portion of the combined net proceeds of these transactions will be used to repay a portion of our existing debt.
     Additionally, in April 2011 our Board of Directors approved a regular quarterly dividend payable in June 2011 of $0.20 per share, which reflects an increase of 60 percent compared to the $0.125 per share paid to our shareholders in each of the last four quarters.
     Management believes these actions will serve to enhance the growth potential and overall valuation of our assets.
Overview of Three Months Ended March 31, 2011
     Income (loss) from continuing operations attributable to The Williams Companies, Inc., for the three months ended March 31, 2011, changed favorably by $524 million compared to the three months ended March 31, 2010. This change includes:
•	The absence of $645 million of pre-tax costs attributable to The Williams Companies, Inc., associated with our 2010 restructuring, including $606 million of early debt retirement costs.

•	A $124 million tax benefit recorded in first-quarter 2011 associated with federal settlements and an international revised assessment. (See Note 5 of Notes to Consolidated Financial Statements.)

•	A $54 million improvement in operating income at Midstream Canada & Olefins due to higher olefin and NGL margins primarily from higher per-unit margins. (See Results of Operations — Segments, Midstream Canada & Olefins).

•	Slightly improved operating income at Williams Partners primarily due to higher fee revenues and improved NGL prices, offset by lower volumes. (See Results of Operations — Segments, Williams Partners).
     Partially offsetting these favorable changes are lower operating results within Exploration & Production. (See Results of Operations — Segments, Exploration & Production.)
See additional discussion in Results of Operations.
     Our net cash provided by operating activities for the three months ended March 31, 2011, increased $194 million compared to the three months ended March 31, 2010, primarily due to net favorable changes in working capital. (See Management’s Discussion and Analysis of Financial Condition and Liquidity.)

Management’s Discussion and Analysis (Continued)
Recent Events
     Beginning with the first quarter of 2011, we changed our segment reporting structure to present our Canadian midstream and domestic olefins operations as a separate segment, Midstream Canada & Olefins. These operations were previously reported within Other. Prior periods have been recast to reflect this revised segment presentation.
     In March 2011, Midstream Canada & Olefins announced a long-term agreement under which it will produce up to 17,000 barrels per day of ethane/ethylene mix for a chemical company in Alberta, Canada. We plan to expand two primary facilities located in Alberta to support the new agreement. (See Results of Operations — Segments, Midstream Canada & Olefins.)
     During April 2011, we agreed to contribute an additional 24.5 percent interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream) to WPZ in exchange for aggregate consideration of $297 million of cash and 632,584 limited partner units, and an increase in the capital account of its general partner units to allow us to maintain our 2 percent general partner interest. WPZ expects to fund the cash consideration for this transaction through its credit facility. Upon completing this transaction, which is expected to close during the second quarter of 2011, the Williams Partners segment will hold a 49 percent interest in Gulfstream, while Other will hold a 1 percent interest.
Company Outlook
     We believe we are well positioned to execute on our 2011 business plan and to capture attractive growth opportunities. Economic and commodity price indicators for 2011 and beyond reflect continued improvement in the economic environment. However, given the potential volatility of these measures, the economy could worsen and/or commodity prices could decline, negatively impacting future operating results and increasing the risk of nonperformance of counterparties or impairments of long-lived assets.
     We are positioned to drive additional organic growth and aggressively pursue value-adding growth opportunities. Our structure is designed to lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions.
     We continue to operate with a focus on Economic Value Added (EVA®)1 and invest in our businesses in a way that meets customer needs and enhances our competitive position by:
•	Continuing to invest in and grow our gathering and processing, interstate natural gas pipeline systems, and natural gas drilling;

•	Retaining the flexibility to adjust somewhat our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.
     Potential risks and/or obstacles that could impact the execution of our plan include:
•	Lower than anticipated energy commodity prices and margins;

•	Lower than expected levels of cash flow from operations;

•	Availability of capital;

•	Counterparty credit and performance risk;

•	Decreased drilling success at Exploration & Production;

•	Decreased volumes from third parties served by our midstream businesses;

[1]	Economic Value Added® (EVA®) is a registered trademark of Stern Stewart & Co. This tool considers both financial earnings and a cost of capital in measuring performance. We look for opportunities to improve EVA® because we believe there is a strong correlation between EVA® improvement and creation of shareholder value.

Management’s Discussion and Analysis (Continued)
•	General economic, financial markets, or industry downturn;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.
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
General
     Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our 2010 Annual Report on Form 10-K.
Critical Accounting Estimate
Impairments of Long-Lived Assets
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
     As a result of significant declines in forward natural gas prices during the third quarter of 2010, we assessed Exploration & Production’s natural gas producing properties and acquired unproved reserve costs for impairment using estimates of future cash flows. Significant judgments and assumptions in these assessments include estimates of natural gas reserves quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs, and our estimate of an applicable discount rate commensurate with risk of the underlying cash flow estimates. The assessment performed at September 30, 2010, identified certain properties with a carrying value in excess of their calculated fair values which resulted in an impairment charge.
     In addition to those long-lived assets described above for which impairment charges were recorded, certain others were reviewed for which no impairment was required. These reviews included Exploration & Production’s other domestic producing properties and acquired unproved reserve costs, and utilized inputs generally consistent with those described above. Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. For Exploration & Production’s other producing assets reviewed, but for which impairment charges were not recorded, we estimate that approximately 9 percent could be at risk for impairment if forward prices across all future periods decline by approximately 8 percent, on average, as compared to the forward prices at December 31, 2010. A substantial portion of the remaining carrying value of these other assets (primarily related to Exploration & Production’s assets in the Piceance basin) could be at risk for impairment if forward prices across all future periods decline by at least 30 percent, on average, as compared to the prices at December 31, 2010. At March 31, 2011, forward natural gas prices remained above those used in our year-end analysis. As a result, we have not re-evaluated these assets for impairment.

Management’s Discussion and Analysis (Continued)
Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended
	March 31,
	2011	2010	$ Change*	% Change*
	(Millions)
Revenues	$2,575	$2,591	-16	-1%
Costs and expenses:
Costs and operating expenses	1,908	1,917	+9	0%
Selling, general and administrative expenses	137	111	-26	-23%
Other (income) expense — net	(1)	(1)	—	0%
General corporate expenses	51	85	+34	+40%

Total costs and expenses	2,095	2,112
Operating income (loss)	480	479
Interest accrued — net	(149)	(147)	-2	-1%
Investing income — net	51	39	+12	+31%
Early debt retirement costs	—	(606)	+606	+100%
Other income (expense) — net	4	(7)	+11	NM

Income (loss) from continuing operations before income taxes	386	(242)
Provision (benefit) for income taxes	(6)	(94)	-88	-94%

Income (loss) from continuing operations	392	(148)
Income (loss) from discontinued operations	(8)	2	-10	NM

Net income (loss)	384	(146)
Less: Net income attributable to noncontrolling interests	63	47	-16	-34%

Net income (loss) attributable to The Williams Companies, Inc.	$321	$(193)

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator, or a percentage change greater than 200.
  Three months ended March 31, 2011 vs. three months ended March 31, 2010
     The decrease in revenues is primarily due to lower gas management revenues at Exploration & Production, reflecting a decrease in average natural gas sales prices and a decrease in natural gas sales volumes. In addition, NGL production revenues at Williams Partners decreased due to a decrease in NGL volumes, partially offset by an increase in average NGL per-unit sales prices. These decreases are partially offset by higher marketing revenues at Williams Partners due to higher average NGL and crude prices and higher NGL volumes, partially offset by lower crude volumes. In addition, NGL and olefins production revenues at Midstream Canada & Olefins increased due to higher per-unit margins.
     The decrease in costs and operating expenses is primarily due to decreased average natural gas prices and purchase volumes associated with gas management activities at Exploration & Production and decreased costs associated with the production of NGLs at Williams Partners reflecting lower average natural gas prices and lower NGL volumes. These decreases are partially offset by increased marketing purchases at Williams Partners due to higher average NGL and crude prices and higher NGL volumes, partially offset by lower crude volumes. In addition, gathering, processing and transportation expenses at Exploration & Production increased and operating costs increased at Williams Partners, primarily due to higher depreciation, an unfavorable change in system gains and losses, and higher maintenance costs.

Management’s Discussion and Analysis (Continued)
     The increase in selling, general and administrative expenses is primarily due to $13 million increase at Exploration & Production primarily due to higher bad debt expense, higher wages, salary and benefits costs as a result of an increase in the number of employees and $11 million increase at Williams Partners including higher employee-related expenses from gas pipeline operations.
     General corporate expenses in 2010 includes $39 million of transaction costs associated with our strategic restructuring transaction.
     The favorable change in investing income — net is primarily due to $11 million gain in 2011 related to the 2010 sale of our interest in Accroven SRL at Other (see Management’s Discussion and Analysis — Other).
     Early debt retirement costs in 2010 reflect costs related to corporate debt retirements associated with our first quarter 2010 strategic restructuring transaction, including premiums of $574 million.
     Provision (benefit) for income taxes changed unfavorably primarily due to pre-tax income in 2011 compared to pre-tax loss in 2010, partially offset by approximately $124 million tax benefit from federal settlements and an international revised assessment. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
     The unfavorable change in net income attributable to noncontrolling interests reflects our decreased percentage of ownership of WPZ, which was 75 percent at March 31, 2011 compared to 84 percent at March 31, 2010, and slightly lower results, primarily at WPZ, due to increased interest on debt in 2011 compared to 2010 and decreased capitalized interest due to project completions.

Management’s Discussion and Analysis (Continued)
Results of Operations — Segments
Williams Partners
     Our Williams Partners segment includes WPZ, our consolidated master limited partnership, which includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering and processing and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain and Gulf Coast regions of the United States. As of March 31, 2011, we own approximately 75 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.
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
Overview of Three Months Ended March 31, 2011
     Significant events during 2011 include the following:
  Perdido Norte
     Both oil and gas production began to flow on a sustained basis during the fourth quarter of 2010 through our Perdido Norte expansion, located in the western deepwater of the Gulf of Mexico. The project includes a 200 MMcf/d expansion of our onshore Markham gas processing facility and a total of 179 miles of deepwater oil and gas lines that expand the scale of our existing infrastructure. While production volumes are currently significantly lower than expected, producers continue to work through technical issues and we anticipate volumes to increase significantly during 2011.
  Overland Pass Pipeline
     We became operator of Overland Pass Pipeline Company LLC (OPPL) effective April 1, 2011. We own a 50 percent interest in OPPL which includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Julesburg basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek plant in Colorado are dedicated for transport on OPPL under a long-term shipping agreement. Work is under way to determine optimal expansions to serve producers in the OPPL corridor.

Management’s Discussion and Analysis (Continued)
  Marcellus Shale Gathering Asset Transition and Expansion
     We assumed the operational activities for a gathering business in Pennsylvania’s Marcellus Shale which we acquired at the end of 2010. This business includes 75 miles of gathering pipelines and two compressor stations. We expect gathered volumes to increase under our long-term dedicated gathering agreement for the seller’s production. Additionally, engineering and construction activities continue on our Springville gathering pipeline which will connect the gathering system into the Transco pipeline.
  Volatile commodity prices
     Average per-unit NGL margins in the first quarter of 2011 are significantly higher than the same period in 2010, benefiting from significantly lower natural gas prices driven by abundant natural gas supplies, while a strong demand for NGLs has resulted in slightly higher NGL prices.
     NGL margins are defined as NGL revenues less any applicable BTU replacement cost, plant fuel, and third-party transportation and fractionation. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants. Our equity volumes include NGLs where we own the rights to the value from NGLs recovered at our plants under both “keep-whole” processing agreements, where we have the obligation to replace the lost heating value with natural gas, and “percent-of-liquids” agreements whereby we receive a portion of the extracted liquids with no obligation to replace the lost heating value.

Management’s Discussion and Analysis (Continued)
Outlook for the Remainder of 2011
     The following factors could impact our business in 2011.
  Commodity price changes
•	We expect our average per-unit NGL margins in 2011 to be higher than our rolling five-year average per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude and natural gas prices are highly volatile, difficult to predict and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

•	As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 14 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink gas requirements for the remainder of 2011. The combined impact of these energy commodity derivatives will provide a margin on the hedged volumes of $171 million.
  Gathering, processing, and NGL sales volumes
•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities.

•	We anticipate growth in our onshore businesses’ gas gathering and processing volumes as our infrastructure grows to support drilling activities in the Piceance and Appalachian basins. However, we anticipate no change or slight declines in basins in the Rocky Mountain and Four Corners areas due to reduced drilling activity. Due to the high proportion of fee-based processing agreements in the Piceance basin, we anticipate only a slight increase in NGL equity sales volumes.

•	In our Gulf Coast businesses, we expect higher gas gathering, processing and crude transportation volumes as our Perdido Norte pipelines move into a full year of operation and other in-process drilling is completed. Recent increases in permitting, subsequent to the 2010 drilling moratorium, give us reason to expect gradual increased drilling activities in the Gulf of Mexico. While we expect an overall increase in processed gas volumes in 2011, NGL equity volumes are expected to be lower as a major contract changed from “keep-whole” to “percent-of-liquids” processing.
  Expansion projects
      We expect to spend $1,420 million to $1,700 million in 2011 on capital projects and additional investments in partially owned equity investments, of which $1,276 million to $1,556 million remains to be spent. The ongoing major expansion projects include:
          85 North
     An expansion of our existing natural gas transmission system from Alabama to various delivery points as far north as North Carolina. The cost of the project is estimated to be $227 million. Phase I service was placed into service in July 2010 and increased capacity by 90 Mdt/d. Phase II was placed in service in May 2011, increasing capacity by 219 Mdt/d.
          Mobile Bay South II
     Additional compression facilities and modifications to existing facilities in Alabama allowing natural gas

Management’s Discussion and Analysis (Continued)
transportation service to various southbound delivery points. In July 2010 we received approval from the U.S. Federal Energy Regulatory Commission. Construction began in October 2010 and is estimated to cost $35 million. This project was placed in service in May 2011, increasing capacity by 380 Mdt/d.
          Mid-South
     Additional compressor facilities and expansion of our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $217 million. The project is expected to be phased into service in September 2012 and June 2013, with an increase in capacity of 225 Mdt/d.
          Mid-Atlantic Connector
     An expansion to our existing natural gas transmission system from North Carolina to markets as far downstream as Maryland. The cost of the project is estimated to be $55 million and will increase capacity by 142 Mdt/d. We plan to place the project into service in November 2012.
          Marcellus Shale
     Additional gathering assets, including compression and dehydration, in the Appalachian basin. In conjunction with a long-term agreement with a significant producer, we plan to construct and operate a 33-mile, 24-inch diameter natural gas gathering pipeline in the Marcellus Shale region which will connect our recently acquired gathering assets in Pennsylvania’s Marcellus Shale into the Transco pipeline. Engineering and construction activities on the Springville pipeline and compressor station have begun and that project is expected to be completed in the latter part of 2011. Other compression and dehydration projects to increase capacity to approximately 500 to 550 MMcf/d are nearing completion and are expected to be in service by the end of the second quarter of 2011.
          Laurel Mountain
     Capital to be invested within our Laurel Mountain Midstream, LLC (Laurel Mountain) equity investment, also in the Marcellus Shale region, to enable the rapid expansion of our gathering system including the initial stages of projects that are planned to provide approximately 1.5 Bcf/d of gathering capacity and 1,400 miles of gathering lines, including 400 new miles of 6-inch to 24-inch diameter pipeline. The initial phase of our Shamrock compressor station went in service during the first quarter of 2011, providing 30 MMcf/d of additional capacity, with another 150 MMcf/d expected to be available by the end of the fourth quarter of 2011. This compressor station is expandable to 350 MMcf/d, and will likely be the largest central delivery point out of the Laurel Mountain system.
     We have several other proposed projects to meet customer demands in addition to the various in-progress expansion projects previously discussed. Subject to regulatory approvals, construction of some of these projects could begin in the remainder of 2011.
Period-Over-Period Operating Results

	Three months ended March 31,
	2011	2010
	(Millions)
Segment revenues	$1,579	$1,490

Segment profit	$437	$424

Management’s Discussion and Analysis (Continued)
  Three months ended March 31, 2011 vs. three months ended March 31, 2010
     The increase in segment revenues includes:
•	A $102 million increase in marketing revenues primarily due to higher average NGL and crude prices and higher NGL volumes, partially offset by lower crude volumes. These changes are offset by similar changes in marketing purchases.

•	A $12 million increase in fee revenues primarily due to higher gathering and processing fee revenue in the Piceance basin as a result of the agreement with Exploration & Production executed in November 2010 and new gathering fee revenues from our recently acquired gathering assets in the Marcellus Shale. These increases are partially offset by a decline in gathering and transportation fees in the Four Corners area and in the deepwater of the eastern Gulf of Mexico due primarily to natural field declines.

•	A $9 million increase in natural gas transportation revenue associated with gas pipeline expansion projects placed into service in 2010.

•	A $32 million decrease in revenues associated with the production of our equity NGLs reflecting a decrease of $40 million associated with a 13 percent decrease in NGL volumes, partially offset by an increase of $8 million associated with a slight increase in average NGL per-unit sales prices. The decrease in NGL volumes was primarily due to a change in a major contract from “keep-whole” to “percent-of-liquids” processing.
     Segment costs and expenses increased $75 million, including:
•	A $90 million increase in marketing purchases primarily due to higher average NGL and crude prices and higher NGL volumes, partially offset by lower crude volumes. These changes are offset by similar changes in marketing revenues.

•	A $29 million increase in operating costs including $10 million higher maintenance expenses, $10 million higher depreciation primarily due to our new Perdido Norte pipelines and a $6 million unfavorable change related to system losses in the current period compared with system gains in the same period in 2010.

•	A $46 million decrease in costs associated with the production of our NGLs reflecting a decrease of $34 million associated with a 25 percent decrease in average natural gas prices and a $12 million decrease from lower NGL volumes.
     The increase in Williams Partners’ segment profit includes:
•	A $14 million increase in NGL margins reflecting a $46 million decrease in NGL production costs, substantially offset by $32 million in lower revenues, as discussed above.

•	A $12 million increase in fee revenues as previously discussed.

•	A $12 million increase in margins related to the marketing of NGLs and crude primarily due to more favorable changes in pricing while product was in transit in 2011 as compared to 2010.

•	A $10 million reversal of project feasibility costs from expense to capital, associated with a natural gas pipeline expansion project, upon determining that the related project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.

•	A $29 million increase in operating costs as previously discussed.
Exploration & Production
     Our Exploration & Production segment is engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting our significant natural gas reserve base and related NGLs in the Piceance Basin of the Rocky Mountain region, and on developing and growing our position in the Bakken Shale oil play in North Dakota and our Marcellus Shale natural gas position in Pennsylvania. Our other areas of domestic operations include the Powder River basin in Wyoming and the San Juan basin in the southwestern United States. In addition, we own a 69 percent controlling ownership interest in Apco Oil and Gas International Inc. (Apco), which holds oil and gas concessions in Argentina and Colombia and trades on the NASDAQ Capital Market under the symbol “APAGF.”
     In addition to our exploration and development activities, we engage in natural gas sales and marketing. Our sales and marketing activities to date include the sale of our natural gas and oil production, in addition to third party purchases and sales of natural gas, including sales to Williams Partners for use in its midstream business. Our sales and marketing activities include the management of various natural gas related contracts such as transportation, storage and related hedges. We also sell natural gas purchased from working interest owners in operated wells and other area third party producers. We primarily engage in these activities to enhance the value received from the sale of our natural gas and oil production. Revenues associated with the sale of our domestic production are recorded in domestic production revenues. The revenues and expenses related to other marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.

Management’s Discussion and Analysis (Continued)
     As previously disclosed, WPX filed its initial registration statement with the Securities and Exchange Commission on April 29, 2011. The operating results reported by WPX will differ from those of Exploration & Production due to differences associated with reporting WPX on a stand-alone basis.
Overview of Three Months Ended March 31, 2011
     Highlights of the comparative periods, primarily related to our production activities, include:

	For the three months ended March 31,
	2011	2010	% Change
Average daily domestic production (MMcfe)	1,155	1,091	+6%
Average daily total production (MMcfe)	1,210	1,145	+6%
Domestic production realized average price ($/Mcfe)(1)	$5.34	$5.77	-7%
Capital expenditures and acquisitions ($ millions)	$272	$271	—
Domestic production revenues ($ millions)	$554	$566	-2%
Segment revenues ($ millions)	$989	$1,157	-15%
Segment profit ($ millions)	$51	$153	-67%

(1)	Realized average prices include market prices, net of fuel and shrink and hedge gains and losses. The realized hedge gain per Mcfe was $0.73 and $0.29 for the first three months of 2011 and 2010, respectively.
     During the first quarter, we initiated a formal process to pursue the divestiture of our holdings in the Arkoma basin. Due to this decision, we have reported our Arkoma results of operations as discontinued operations. Our daily production is approximately 10 MMcfd, or less than one percent of our domestic and international production.
Outlook for the remainder of 2011
     We believe that our portfolio of reserves provides an opportunity to continue to grow in our strategic areas, including the Piceance basin, the Marcellus Shale and the Bakken Shale positions. We are focused on developing a more balanced portfolio that may include a larger portion of oil and NGLs reserves and production than we have historically maintained. Currently we expect 2011 capital expenditures between $1.3 billion and $1.6 billion. We expect to maintain three to five drilling rigs in our newly acquired Williston basin properties with related capital expenditures expected to be between $200 million and $300 million. Additionally, we expect capital expenditures between $200 million and $300 million in our Appalachian basin. The remaining amount of capital expenditures will primarily be for development drilling in the Piceance basin. We also expect annual average daily total production to increase approximately 9 percent over 2010.

Management’s Discussion and Analysis (Continued)
     Risks to achieving our expectations include unfavorable energy commodity price movements which are impacted by numerous factors, including weather conditions, domestic natural gas, oil and NGL production levels and demand. A significant decline in natural gas, oil and NGL prices would impact these expectations for 2011, although the impact would be partially mitigated by our hedging program, which hedges a significant portion of our expected production. In addition, changes in laws and regulations may impact our development drilling program.
Commodity Price Risk Strategy
     To manage the commodity price risk and volatility of owning producing natural gas and oil properties, we enter into derivative contracts for a portion of our future production. For the remainder of 2011, we have the following contracts for our daily domestic production, shown at weighted average volumes (natural gas in billions of Btu - BBtu) and basin-level weighted average prices:

	Remainder of 2011 Natural Gas
		Weighted Average Price ($/MMBtu)
	Volume	Floor-Ceiling for
	(BBtu/d)	Collars
Collar agreements — Rockies	45	$5.30 - $7.10
Collar agreements — San Juan	90	$5.27 - $7.06
Collar agreements — Mid-Continent	80	$5.10 - $7.00
Collar agreements — Southern California	30	$5.83 - $7.56
Collar agreements — Appalachia	30	$6.50 - $8.14
Fixed price at basin swaps	375	$5.19

	Remainder of 2011 Crude Oil
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
WTI Crude Oil fixed-price	3,917	$96.01
     The following is a summary of our agreements and contracts for daily domestic production shown at weighted average volumes and basin-level weighted average prices for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011		2010
		Weighted Average Price ($/MMBtu)		Weighted Average Price ($/MMBtu)
	Volume	Floor-Ceiling for	Volume	Floor-Ceiling for
Natural Gas	(BBtu/d)	Collars	(BBtu/d)	Collars
Collars — Rockies	45	$5.30 - $7.10	100	$6.53 - $8.94
Collars — San Juan	90	$5.27 - $7.06	240	$5.72 - $7.77
Collars — Mid-Continent	80	$5.10 - $7.00	105	$5.37 - $7.41
Collars — Southern California	30	$5.83 - $7.56	45	$4.80 - $6.43
Collars — Appalachia and other	30	$6.50 - $8.14	20	$5.54 - $6.81
NYMEX and basis fixed-price	344	$5.24	120	$4.42

Crude Oil	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)

WTI Crude Oil fixed -price	1,475	$94.84	—	—

Management’s Discussion and Analysis (Continued)
     Additionally, we utilize contracted pipeline capacity to move our production from the Rockies to other locations when pricing differentials are favorable to Rockies pricing. We hold a long-term obligation to deliver on a firm basis 200,000 MMbtu per day of gas at monthly pricing to a buyer at the White River Hub (Greasewood-Meeker, CO), which is the major market hub exiting the Piceance basin. Our interests in the Piceance basin hold sufficient reserves to meet this obligation which expires in 2014.
Period-Over-Period Operating Results

	Three months ended March 31,
	2011	2010
	(Millions)
Segment revenues:
Domestic production revenues	$554	$566
Gas management revenues	405	556
Hedge ineffectiveness and mark-to-market gains and losses	3	9
Other revenues	27	26

Total segment revenues	$989	$1,157

Segment profit	$51	$153

  Three months ended March 31, 2011 vs. Three months ended March 31, 2010
     The decrease in total segment revenues is primarily due to the following:
•	The $12 million decrease in domestic production revenues reflects a decrease of $45 million associated with a 7 percent decrease in realized average prices including the effect of hedges, partially offset by an increase of $33 million associated with a 6 percent increase in production volumes sold. Excluding the impact of hedges, production revenues would have decreased $59 million from 2010. Production revenues in 2011 and 2010 include approximately $65 million and $46 million, respectively, related to natural gas liquids and approximately $34 million and $11 million, respectively, related to oil and condensate. The increase in NGL revenues is primarily due to higher volumes in our Piceance basin primarily processed by Williams Partners’ Willow Creek facility. The increase in crude and condensate is primarily related to our Bakken production which was acquired in the fourth quarter of 2010;

•	The $151 million decrease in gas management revenues is primarily due to a decrease in physical natural gas revenue as a result of a 20 percent decrease in average prices on physical natural gas sales and a 9 percent decrease in natural gas sales volumes. This is primarily related to gas sales associated with our transportation and storage contracts and is significantly offset by a similar decrease in segment costs and expenses;
     Total segment costs and expenses decreased $65 million, primarily due to the following:
•	$141 million decrease in gas management expenses, primarily due to an 18 percent decrease in average prices on physical natural gas purchases and a 9 percent decrease in natural gas purchase volumes. This decrease is primarily related to the gas purchases associated with our previously discussed transportation and storage contracts and is partially offset by a similar decrease in segment revenues. Gas management expenses in 2011 and 2010 include $10 million and $13 million, respectively, related to charges for unutilized pipeline capacity;
Partially offsetting the decreased costs are increases, primarily due to the following:
•	$23 million higher gathering, processing, and transportation expenses partially as a result of higher rates charged on gathering and processing associated with certain gathering and processing assets in the Piceance basin that were transferred to WPZ in the fourth quarter of 2010 and higher volumes processed at Williams Partners’ Willow Creek plant. Transportation costs are also higher as a result of the increase in production volumes;

Management’s Discussion and Analysis (Continued)
•	$17 million higher exploration expense primarily due to higher amortization and write-off of base acquisition costs. The increase reflects amortization of leasehold acquisition costs associated with the 2010 acquisitions of leaseholds and $7 million related to leases in the Barnett Shale that are likely to expire in 2011 without further development;

•	$14 million higher lease and other operating expenses primarily due to increased workover, water management and maintenance activity;

•	$14 million higher selling, general and administrative expense (SG&A) due primarily to higher bad debt expense, higher wages, salary and benefits costs as a result of an increase in the number of employees;

•	$9 million higher depreciation, depletion and amortization expenses primarily due to higher production volumes.
     The $102 million decrease in segment profit is primarily due to the previously discussed increases in segment costs and expenses.
Midstream Canada & Olefins
     Our Midstream Canada & Olefins segment includes our oil sands off-gas processing plant near Fort McMurray, Alberta, our NGL/olefin fractionation facility and butylene/butane splitter (B/B splitter) facility at Redwater, Alberta, our NGL light-feed olefins cracker in Geismar, Louisiana along with associated ethane and propane pipelines, and our refinery grade splitter in Louisiana. The products we produce are: NGLs, ethylene, propylene, and other olefin by-products. Our NGL products include: propane, normal butane, isobutane/butylene (butylene), and condensate. Prior to the operation of the B/B splitter, we also produced and sold butylene/butane mix product (B/B mix) which is now separated and sold as butylene and normal butane.
Overview of Three Months Ended March 31, 2011
     Segment profit for the three months ended March 31, 2011 improved compared to the prior year primarily due to higher production margins on Geismar ethylene, Canadian propane and propylene and products produced from Canadian B/B mix product.
  Significant events for 2011
     We signed a long-term agreement to initially produce 10,000 barrels per day (bbls/d) of ethane/ethylene mix for a third-party customer. We expect that we will ultimately increase our production of ethane/ethylene mix to 17,000 bbls/d and we expect to complete our expansions necessary to produce the initial barrels in the first quarter of 2013.
Outlook for the Remainder of 2011
     The following factors could impact our business in 2011.
  Commodity price changes
     We believe average per-unit margins for 2011 will be at or above our 2010 levels. Margins are highly dependent upon continued demand within the global economy. NGL products are currently the preferred feedstock for ethylene and propylene production which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.
  Allocation of capital to projects
     We expect to spend $350 million to $450 million in 2011 on capital projects, of which $288 million to $388 million remains to be spent. The major expansion projects include:
•	The Ethane Recovery project which is an expansion in our Canadian facilities that will allow us to produce ethane/ethylene mix from our operations that process off-gas from the Alberta oil sands. We will modify

Management’s Discussion and Analysis (Continued)
our oil sands off-gas extraction plant near Fort McMurray, Alberta, and construct a de-ethanizer at our Redwater fractionation facility. Our de-ethanizer will enable us to initially produce approximately 10,000 bbls/d of ethane/ethylene mix. We have signed a long-term contract to provide the ethane/ethylene mix to a third-party customer. We have begun pre-construction activities and expect to complete the expansions and begin producing ethane/ethylene mix in the first quarter of 2013.

•	The Boreal Pipeline project which is a 12-inch diameter pipeline in Canada that will transport recovered NGLs and olefins from our extraction plant in Fort McMurray to our Redwater fractionation facility. The pipeline will have sufficient capacity to transport additional recovered liquids in excess of those from our current agreements. Construction has begun and we anticipate an in-service date in 2012.
Period-Over-Period Operating Results

	Three months ended March 31,
	2011	2010
	(Millions)
Segment revenues	$316	$272

Segment profit	$74	$20

  Three months ended March 31, 2011 vs. three months ended March 31, 2010
     Segment revenues increased primarily due to:
•	$14 million higher Canadian NGL revenues produced from the B/B mix product. Through mid-2010, we sold B/B mix product, but in August 2010, the new B/B splitter began producing and selling both butylene and butane. The separated butylene and butane products receive higher values in the marketplace than the B/B mix sold previously. The 2010 B/B mix volumes were significantly reduced by operational issues at a third-party facility that provides feedstock to our Canadian facility.

•	$14 million higher propane production revenues primarily due to higher Canadian propane production revenues resulting primarily from 73 percent higher volumes on 6 percent higher per-unit prices. The higher Canadian volumes were primarily due to the absence of the 2010 third-party operational issues noted above slightly offset by decreases in 2011 volumes from operational issues at our Fort McMurray facility.

•	$6 million higher propylene production revenues primarily due to $11 million increased Canadian propylene production revenues resulting from 75 percent higher volumes and 11 percent higher average per-unit sales prices. The increase in volumes is primarily due to the issues noted above.

•	$7 million higher ethylene production sales revenues primarily due to 4 percent higher volumes and 3 percent higher average per-unit sales prices.
     Segment costs and expenses decreased $10 million primarily as a result of $9 million lower ethylene feedstock costs from lower average per-unit feedstock costs and the absence of a $5 million 2010 unfavorable inventory adjustment, partially offset by 4 percent higher ethylene sales volumes.
     Segment profit increased primarily due to:
•	$16 million higher Geismar ethylene production margins primarily due to higher per-unit margins, the absence of a $5 million 2010 inventory adjustment, and 4 percent higher sales volumes.

•	$12 million higher Canadian NGL margins from the B/B mix production products.

•	$11 million higher Canadian propane margins due to 73 percent higher volumes and 27 percent higher per-unit margins.

•	$11 million higher Canadian propylene margins resulting from 75 percent higher volumes and 25 percent higher per-unit margins.

Management’s Discussion and Analysis (Continued)
Other
     Other includes other business activities that are not operating segments, primarily a 25.5 percent interest in Gulfstream, as well as corporate operations.
Period-Over-Period Operating Results

	Three months ended March 31,
	2011	2010
	(Millions)
Segment revenues	$6	$6

Segment profit	$20	$7

     The increase in segment profit is primarily due to the receipt of $11 million in the first quarter of 2011 on the 2010 sale of our interest in Accroven SRL. This receipt reflects the first quarterly payment, which was originally due from Petróleos de Venezuela S.A. in October 2010. Payments are recognized as income upon receipt, until such point future collections are reasonably assured.

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
     We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, and tax and debt payments while maintaining a sufficient level of liquidity. In addition to the previously discussed transactions related to our reorganization plan, we note the following assumptions for the year:
•	We expect to maintain consolidated liquidity (which includes liquidity at WPZ) of at least $1 billion from cash and cash equivalents and unused revolving credit facilities;

•	We expect to fund capital and investment expenditures, debt payments, dividends, and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, utilization of our revolving credit facilities, and proceeds from debt issuances and sales of equity securities as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $2.75 billion and $3.45 billion in 2011;

•	We expect WPZ to fund its $458 million of current year debt maturities with new debt issuances;

•	We expect capital and investment expenditures to total between $3.275 billion and $3.975 billion in 2011. Of this total, a significant portion of Williams Partners’ expected expenditures of $1.56 billion to $1.885 billion (excluding the announced acquisition of the additional 24.5 percent interest in Gulfstream) are considered nondiscretionary to meet legal, regulatory, and/or contractual requirements or to fund committed growth projects. Exploration & Production’s expected expenditures of $1.3 billion to $1.6 billion are considered primarily discretionary. Midstream Canada & Olefins’ expected expenditures of $350 million to $450 million are considered primarily nondiscretionary. See Results of Operations — Segments, Williams Partners, Exploration & Production and Midstream Canada & Olefins for discussions describing the general nature of these expenditures.
     Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:
•	Sustained reductions in energy commodity prices from the range of current expectations;

•	Lower than expected distributions, including incentive distribution rights, from WPZ. WPZ’s liquidity could also be impacted by a lack of adequate access to capital markets to fund its growth;

•	Lower than expected levels of cash flow from operations from Exploration & Production and our other businesses.
Liquidity
     Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2011. Our internal and external sources of consolidated liquidity include cash generated from our operations, cash and cash equivalents on hand, and our credit facilities. Additional sources of liquidity, if needed, include bank financings, proceeds from the issuance of long-term debt and equity

Management’s Discussion and Analysis (Continued)
securities, and proceeds from asset sales. These sources are available to us at the parent level and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances from WPZ. WPZ is self-funding through its cash flows from operations, use of its credit facility, and its access to capital markets. Cash held by WPZ is available to us through distributions in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights. Our ability to raise funds in the capital markets will be impacted by our financial condition, interest rates, market conditions, and industry conditions.

		March 31, 2011
	Expiration	WPZ	WMB		Total
Available Liquidity		(Millions)
Cash and cash equivalents		$232	$691	(1)	$923
Available capacity under our $900 million unsecured revolving and letter of credit facility (2)	May 1, 2012		900		900
Capacity available to Williams Partners L.P. under its $1.75 billion senior unsecured credit facility (2)	February 17, 2013	1,750			1,750

		$1,982	$1,591		$3,573

(1)	Cash and cash equivalents includes $8 million of funds received from third parties as collateral. The obligation for these amounts is reported as accrued liabilities on the Consolidated Balance Sheet. Also included is $531 million of cash and cash equivalents that is held by and expected to be utilized by certain subsidiary and international operations. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.

(2)	At March 31, 2011, we are in compliance with the financial covenants associated with these credit facilities.
     In addition to the credit facilities listed above, we have issued letters of credit totaling $74 million as of March 31, 2011 under certain bilateral bank agreements.
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
     Exploration & Production has an unsecured credit agreement with certain banks that, so long as certain conditions are met, serves to reduce our use of cash and other credit facilities for margin requirements related to our hedging activities as well as lower transaction fees. The agreement extends through December 2015.

Management’s Discussion and Analysis (Continued)
Credit Ratings
     Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	WMB	WPZ
Standard and Poor’s (1)
Corporate Credit Rating	BBB-	BBB-
Senior Unsecured Debt Rating	BB+	BBB-
Outlook	Positive	Positive
Moody’s Investors Service (2)
Senior Unsecured Debt Rating	Baa3	Baa3
Outlook	Stable	Under review for possible upgrade
Fitch Ratings (3)
Senior Unsecured Debt Rating	BBB-	BBB-
Outlook	Stable	Stable

(1)	A rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard & Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard & Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

(2)	A rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. The “1,” “2,” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” indicates the lower end of the category.

(3)	A rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. Fitch may add a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.
     Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of March 31, 2011, we estimate that a downgrade to a rating below investment grade for WMB or WPZ would require us to post up to $506 million or $67 million, respectively, in additional collateral with third parties.
Sources (Uses) of Cash

	Three months ended March 31,
	2011	2010
	(Millions)
Net cash provided (used) by:
Operating activities	$811	$617
Financing activities	(104)	(405)
Investing activities	(579)	(435)

Increase (decrease) in cash and cash equivalents	$128	$(223)

Management’s Discussion and Analysis (Continued)
  Operating activities
     Our net cash provided by operating activities for the three months ended March 31, 2011 increased $194 million from the same period in 2010 primarily due to net favorable changes in working capital.
  Financing activities
Significant transactions include:
•	$3.491 billion received by WPZ in February 2010 from the issuance of $3.5 billion of senior unsecured notes related to our restructuring;

•	$3 billion of senior unsecured notes retired in February 2010 and $574 million paid in associated premiums utilizing proceeds from the $3.5 billion debt issuance;

•	$250 million received from revolver borrowings on WPZ’s $1.75 billion unsecured credit facility in February 2010 to repay a term loan.
  Investing activities
Significant transactions include:
•	Capital expenditures totaled $526 million and $428 million for 2011 and 2010, respectively.
Off-Balance Sheet Financing Arrangements and Guarantees of Debt or Other Commitments
     We have various other guarantees and commitments which are disclosed in Notes 10 and 11 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2011.
Commodity Price Risk
     We are exposed to the impact of fluctuations in the market price of natural gas, NGL and crude, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our proprietary trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. (See Note 10 of Notes to Consolidated Financial Statements.)
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
Trading
     Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of $5 million at March 31, 2011. The value at risk for contracts held for trading purposes was less than $1 million at March 31, 2011 and December 31, 2010.
Nontrading
     Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment	Commodity Price Risk Exposure
Williams Partners	• Natural gas purchases
• NGL sales

Exploration & Production	• Natural gas purchases and sales
• Crude oil sales

Midstream Canada & Olefins	• NGL purchases

The fair value of our nontrading derivatives was a net asset of $164 million at March 31, 2011.
     The value at risk for derivative contracts held for nontrading purposes was $30 million at March 31, 2011, and $24 million at December 31, 2010.
     Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net asset value of $168 million as of March 31, 2011. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

Item 4
Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
First-Quarter 2011 Changes in Internal Controls
     In the first quarter, we completed the implementation of a new risk management and evaluation system. Internal controls related to tracking and recording physical and financial derivative transactions, designating and evaluating hedges, determining fair values of these transactions, and reporting, including the related disclosures, were affected by this implementation.
     Other than described above, there have been no changes during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information called for by this item is provided in Note 11 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A. Risk Factors
     Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed, except as set forth below:
If our plan to separate our exploration and production business is delayed or not completed, our stock price may decline and our growth potential may not be enhanced.
     On April 29, 2011, our wholly owned subsidiary, WPX Energy, Inc. (WPX), filed a registration statement with the SEC with respect to an initial public offering of its equity securities. This is the first step in our previously announced reorganization plan to divide our businesses into two separate, publicly traded corporations. The reorganization plan calls for a separation of our exploration and production business through an initial public offering of up to 20 percent of WPX in 2011 and a tax-free spin-off of our remaining interest in WPX to our shareholders in 2012. The completion and timing of these transactions is dependent on a number of factors including, but not limited to, the macroeconomic environment, credit markets, equity markets, energy prices, the receipt of a tax opinion from counsel and/or Internal Revenue Service rulings, final approvals from our Board of Directors and other customary matters. We may not complete the transactions at all or complete the transactions on the timeline or on the terms that we announced. If the transactions are not completed or delayed, our stock price may decline and our growth potential may not be enhanced.
Our costs of testing, maintaining or repairing our facilities may exceed our expectations and the FERC or competition in our markets may not allow us to recover such costs in the rates we charge for our services.
     We could experience unexpected leaks or ruptures on our gas pipeline system, or be required by regulatory authorities to test or undertake modifications to our systems that could result in a material adverse impact on our business, financial condition and results of operations if the costs of testing, maintaining or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service. For example, in response to a recent third-party pipeline rupture, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs.

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

May 5, 2011

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