Form 10-K
period 2011-12-31
WILLIAMS COMPANIES INC
filed 2012-02-28
CIK 107263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4174

The Williams Companies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	73-0569878
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Williams Center, Tulsa, Oklahoma	74172
(Address of Principal Executive Offices)	(Zip Code)

918-573-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

5.50% Junior Subordinated Convertible Debentures due 2033

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $17,802,985,945.

The number of shares outstanding of the registrant’s common stock outstanding at February 22, 2012 was 592,181,611.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be held on May 17, 2012, are incorporated into Part III, as specifically set forth in Part III.

THE WILLIAMS COMPANIES, INC.

FORM 10-K

DEFINITIONS

We use the following oil and gas measurements in this report:

Barrel — means one barrel of petroleum products that equals 42 U.S. gallons.

Bcf — means one billion cubic feet.

Bcf/d — means one billion cubic feet per day.

British Thermal Unit (Btu) — means a unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit.

Dekatherms (Dth) — means a unit of energy equal to one million Btus.

Mbbls/d — means one thousand barrels per day.

Mdth/d — means one thousand dekatherms per day.

MMBtu — means one million Btus.

MMcf/d — means one million cubic feet per day.

MMdth — means one million dekatherms or approximately one trillion Btus.

MMdth/d: One million dekatherms per day.

TBtu — means one trillion Btus.

Other definitions:

FERC — means Federal Energy Regulatory Commission.

Fractionation — means the process by which a mixed stream of natural gas liquids is separated into its constituent products, such as ethane, propane, and butane.

LNG — means liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures.

NGL — means natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications.

NGL margins — means NGL revenues less Btu replacement cost, plant fuel, transportation, and fractionation.

Throughput — means the volume of product transported or passing through a pipeline, plant, terminal, or other facility.

PART I

Item 1.	Business

In this report, Williams (which includes The Williams Companies, Inc. and, unless the context otherwise requires, all of our subsidiaries) is at times referred to in the first person as “we,” “us” or “our.” We also sometimes refer to Williams as the “Company.”

WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents electronically with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain such reports from the SEC’s Internet website at www.sec.gov.

Our Internet website is www.williams.com. We make available free of charge through the Investor tab of our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Ethics for Senior Officers, Board committee charters and the Williams Code of Business Conduct are also available on our Internet website. We will also provide, free of charge, a copy of any of our corporate documents listed above upon written request to our Corporate Secretary, One Williams Center, Suite 4700, Tulsa, Oklahoma 74172.

GENERAL

We are an energy infrastructure company focused on connecting North America’s hydrocarbon resource plays to growing markets for natural gas, NGLs, and olefins. Our operations span from the deepwater Gulf of Mexico to the Canadian oil sands.

Our interstate gas pipeline and domestic midstream interests are largely held through its significant investment in Williams Partners L.P. (WPZ), one of the largest energy master limited partnerships. We own the general-partner interest and a 70 percent limited-partner interest in WPZ. We also own a Canadian midstream and domestic olefins production business, which processes oil sands off-gas and produces olefins for petrochemical feedstocks.

We were founded in 1908, originally incorporated under the laws of the state of Nevada in 1949 and reincorporated under the laws of the state of Delaware in 1987. Williams’ headquarters are located in Tulsa, Oklahoma, with other major offices in Salt Lake City, Houston, the Four Corners Area and Pennsylvania. Our telephone number is 918-573-2000.

SPIN-OFF OF WPX

On December 1, 2011, we announced that our Board of Directors approved a tax-free spinoff of 100 percent of our exploration and production business, WPX Energy, Inc. (WPX), to our shareholders. On December 31, 2011, we distributed one share of WPX common stock for every three shares of Williams common stock. As a result, with the exception of the December 31, 2011 balance sheet which no longer includes WPX, the consolidated financial statements reflect the results of operations and financial position of WPX as discontinued operations.

DIVIDEND GROWTH

We doubled our quarterly dividends from $0.125 per share in the fourth quarter of 2010 to $0.25 per share in the fourth quarter of 2011. Also, consistent with expected growing cash distributions from our interest in WPZ, we expect continued dividend increases on a quarterly basis. Our Board of Directors has approved a dividend of $0.25875 per share for the first quarter of 2012 and we expect total 2012 dividends to be $1.09 per share, which is approximately 41 percent higher than 2011.

RECENT EVENTS

In February 2012, Williams Partners completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC. These entities primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. This acquisition represents a strategic platform to enhance Williams Partners’ expansion in the Marcellus Shale by providing its customers with both operational flow assurance and marketing flexibility. (See Results of Operations - Segments, Williams Partners.)

FINANCIAL INFORMATION ABOUT SEGMENTS

See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18” for information with respect to each segment’s revenues, profits or losses and total assets.

BUSINESS SEGMENTS

Substantially all our operations are conducted through our subsidiaries. Our activities in 2011 were primarily operated through the following business segments:

•

Williams Partners — comprised of our master limited partnership WPZ, which includes gas pipeline and domestic midstream businesses. The gas pipeline business includes interstate natural gas pipelines and pipeline joint venture investments, and the midstream business provides natural gas gathering, treating and processing services; NGL production, fractionation, storage, marketing and transportation; deepwater production handling and crude oil transportation services and is comprised of several wholly owned and partially owned subsidiaries and joint venture investments.

•

Midstream Canada & Olefins — primarily our Canadian midstream and domestic olefins operations. Our Canadian operations include an oil sands off-gas processing plant located near Ft. McMurray, Alberta, and an NGL/olefin fractionation facility and butylenes/butane splitter (B/B splitter) facility, both of which are located at Redwater, Alberta, which is near Edmonton, Alberta. In the Gulf of Mexico region, we own a 5/6 interest in and are the operator of an NGL light-feed olefins cracker plant in Geismar, Louisiana. We also own ethane and propane pipelines systems in Louisiana that provide feedstock to the Geismar plant. Additionally, we own a refinery grade propylene splitter and associated pipeline. Our olefins business also operates an ethylene storage hub at Mont Belvieu using leased third-party underground storage wells.

•	Other — primarily consists of corporate operations.

This report is organized to reflect this structure. Detailed discussion of each of our business segments follows.

Williams Partners

Gas Pipeline Business

Williams Partners owns and operates a combined total of approximately 13,700 miles of pipelines with a total annual throughput of approximately 3,000 TBtu of natural gas and peak-day delivery capacity of approximately 13 MMdth of natural gas. Our gas pipeline businesses consist primarily of Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline GP (Northwest Pipeline). Our gas pipeline business also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 49 percent interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream). Our gas pipeline businesses contributed revenues of approximately 21 percent, 24 percent and 30 percent of total revenues in 2011, 2010, and 2009, respectively.

Transco

Transco is an interstate natural gas transmission company that owns and operates a 9,800-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi and the offshore Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Pennsylvania, and New Jersey to the New York City metropolitan area. The system serves customers in Texas and 11 southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, Washington, D.C., New York, New Jersey and Pennsylvania.

Pipeline system and customers

At December 31, 2011, Transco’s system had a mainline delivery capacity of approximately 5.6 MMdth of natural gas per day from its production areas to its primary markets, including delivery capacity from the mainline to locations on its Mobile Bay Lateral. Using its Leidy Line along with market-area storage and transportation capacity, Transco can deliver an additional 4.0 MMdth of natural gas per day for a system-wide delivery capacity total of approximately 9.6 MMdth of natural gas per day. Transco’s system includes 45 compressor stations, four underground storage fields, and an LNG storage facility. Compression facilities at sea level-rated capacity total approximately 1.5 million horsepower.

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

Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that it owns and operates. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of natural gas. At December 31, 2011, our customers had stored in our facilities approximately 164 Bcf of natural gas. In addition, wholly owned subsidiaries of Transco operate and hold a 35 percent ownership interest in Pine Needle LNG Company, LLC, an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits Transco’s customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

Transco expansion projects

The pipeline projects listed below were completed during 2011 or are future significant pipeline projects for which Transco has customer commitments.

Mobile Bay South II

The Mobile Bay South II Expansion Project involved the addition of compression at Transco’s Station 85 in Choctaw County, Alabama, and modifications to existing facilities at Transco’s Station 83 in Mobile County, Alabama, to allow Transco to provide additional firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. The project was placed into service in May 2011 and provides incremental firm capacity of 380 Mdth/d.

85 North

The 85 North Expansion Project involved an expansion of Transco’s existing natural gas transmission system from Station 85 in Choctaw County, Alabama, to various delivery points as far north as North Carolina. The first phase was placed into service in July 2010 and provides incremental firm capacity of 90 Mdth/d, and the second phase was placed into service in May 2011 and provides incremental firm capacity of 219 Mdth/d.

Mid-South

The Mid-South Expansion Project involves an expansion of Transco’s mainline from Station 85 in Choctaw County, Alabama, to markets as far downstream as North Carolina. In August 2011, Transco received approval from the FERC. The capital cost of the project is estimated to be approximately $217 million. Transco plans to place the project into service in phases in September 2012 and June 2013, and it is expected to increase capacity by 225 Mdth/d.

Mid-Atlantic Connector

The Mid-Atlantic Connector Project involves an expansion of Transco’s mainline from an existing interconnection in North Carolina to markets as far downstream as Maryland. In July 2011, Transco received approval from the FERC. The capital cost of the project is estimated to be approximately $55 million. Transco plans to place the project into service in November 2012, and it is expected to increase capacity by 142 Mdth/d.

Northeast Supply Link

In December 2011, Transco filed an application with the FERC to expand its existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. The capital cost of the project is estimated to be approximately $341 million. Transco plans to place the project into service in November 2013, and it is expected to increase capacity by 250 Mdth/d.

Rockaway Delivery Lateral

The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to a distribution system in New York. Transco anticipates filing an application with the FERC in 2012. The capital cost of the project is estimated to be approximately $182 million. Transco plans to place the project into service as early as April 2014, and its capacity is expected to be 647 Mdth/d.

Northeast Connector

The Northeast Connector Project involves expansion of Transco’s existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. Transco anticipates filing an application with the FERC in 2012. The capital cost of the project is estimated to be approximately $39 million. Transco plans to place the project into service as early as April 2014, and its capacity is expected to be 100 Mdth/d.

Northwest Pipeline

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

Pipeline system and customers

At December 31, 2011, Northwest Pipeline’s system, having long-term firm transportation agreements including peaking service of approximately 3.8 MMdth/d, was composed of approximately 3,900 miles of mainline and lateral transmission pipelines and 41 transmission compressor stations having a combined sea level-rated capacity of approximately 477,000 horsepower.

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

Northwest Pipeline owns a one-third interest in the Jackson Prairie underground storage facility in Washington and contracts with a third party for storage service in the Clay basin underground field in Utah. Northwest Pipeline also owns and operates an LNG storage facility in Washington. These storage facilities have an aggregate working gas storage capacity of 13 Bcf of natural gas, which is substantially utilized for third-party natural gas, and firm delivery capability of approximately 700 MMcf/d enable Northwest Pipeline to provide storage services to its customers and to balance daily receipts and deliveries.

Northwest Pipeline expansion project

North and South Seattle Lateral Delivery Expansions

Northwest Pipeline has executed agreements with a customer to expand the North and South Seattle laterals and provide additional lateral capacity of approximately 84 Mdth/d and 74 Mdth/d, respectively. The total estimated cost of the project is between $28 and $30 million. North Seattle is currently targeted for service in fall 2012 and South Seattle is currently targeted for service in fall 2013.

Gulfstream

Gulfstream is a natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. Williams Partners owns, through a subsidiary, a 49 percent interest in Gulfstream while we own an additional 1 percent interest through a subsidiary in Other. Spectra Energy Corporation, through its subsidiary, and Spectra Energy Partners, LP, own the other 50 percent interest. Williams Partners shares operating responsibilities for Gulfstream with Spectra Energy Corporation.

Gulfstream Phase V

The Gulfstream Phase V expansion involved the addition of compression to provide 35 Mdth/d of incremental firm transportation capacity. The expansion was placed in service in April 2011.

Midstream Business

Williams Partners’ midstream business, one of the nation’s largest natural gas gatherers and processors, has primary service areas concentrated in major producing basins in Colorado, New Mexico, Wyoming, the Gulf of Mexico, and Pennsylvania. The primary businesses are: (1) natural gas gathering, treating, and processing; (2) NGL fractionation, storage and transportation; and (3) oil transportation. These fall within the middle of the process of taking raw natural gas and crude oil from the producing fields to the consumer.

Key variables for this business will continue to be:

•	Retaining and attracting customers by continuing to provide reliable services;

•	Revenue growth associated with additional infrastructure either completed or currently under construction;

•	Disciplined growth in core service areas and new step-out areas;

•	Prices impacting commodity-based activities.

The midstream business revenue contributed approximately 75 percent, 72 percent, and 65 percent of Williams Partners’ revenues in 2011, 2010, and 2009, respectively.

Gathering, processing and treating

Williams Partners’ gathering systems receive natural gas from producers’ oil and natural gas wells and gather these volumes to gas processing, treating or redelivery facilities. Typically, natural gas, in its raw form, is not acceptable for transportation in major interstate natural gas pipelines or for commercial use as a fuel. Williams Partners’ treating facilities remove water vapor, carbon dioxide, and other contaminants and collect condensate, but do not extract NGLs. Williams Partners’ is generally paid a fee based on the volume of natural gas gathered and/or treated, generally measured in the BTU heating value.

In addition, natural gas contains various amounts of NGLs, which generally have a higher value when separated from the natural gas stream. Our processing plants extract the NGLs in addition to removing water vapor, carbon dioxide, and other contaminants. NGL products include:

•	Ethane, primarily used in the petrochemical industry as a feedstock for ethylene production, one of the basic building blocks for plastics;

•

Propane, used for heating, fuel and as a petrochemical feedstock in the production of ethylene and propylene, another building block for petrochemical-based products such as carpets, packing materials, and molded plastic parts;

•	Normal butane, iso-butane and natural gasoline, primarily used by the refining industry as blending stocks for motor gasoline or as a petrochemical feedstock.

Our gas processing services generate revenues primarily from the following three types of contracts:

•

Fee-based: We are paid a fee based on the volume of natural gas processed, generally measured in the BTU heating value. Our customers are entitled to the NGLs produced in connection with this type of processing agreement. For the year ended December 31, 2011, 59 percent of the NGL production volumes were under fee-based contracts.

•

Keep-whole: Under keep-whole contracts, we (1) process natural gas produced by customers, (2) retain some or all of the extracted NGLs as compensation for our services, (3) replace the BTU content of the retained NGLs that were extracted during processing with natural gas purchases, also known as shrink replacement gas and (4) deliver an equivalent BTU content of natural gas for customers at the plant outlet. NGLs we retain in connection with this type of processing agreement are referred to as our equity NGL production. Under these agreements, we have commodity exposure to the difference between NGL prices and natural gas prices. For the year ended December 31, 2011, 38 percent of the NGL production volumes were under keep-whole contracts.

•

Percent-of-Liquids: Under percent-of-liquids processing contracts, we (1) process natural gas produced by customers, (2) deliver to customers an agreed-upon percentage of the extracted NGLs, (3) retain a portion of the extracted NGLs as compensation for our services and (4) deliver natural gas to customers at the plant outlet. Under this type of contract, we are not required to replace the BTU content of the retained NGLs that were extracted during processing, and are therefore only exposed to NGL price movements. NGLs we retain in connection with this type of processing agreement are also referred to as our equity NGL production. For the year ended December 31, 2011, 3 percent of the NGL production volumes were under percent-of-liquids contracts.

Our gathering and processing agreements have terms ranging from month-to-month to the life of the producing lease. Generally, our gathering and processing agreements are long-term agreements.

Demand for gas gathering and processing services is dependent on producers’ drilling activities, which is impacted by the strength of the economy, natural gas prices, and the resulting demand for natural gas by manufacturing and industrial companies and consumers. Williams Partners’ gas gathering and processing customers are generally natural gas producers who have proved and/or producing natural gas fields in the areas surrounding its infrastructure. During 2011, Williams Partners’ facilities gathered and processed gas for approximately 210 gas gathering and processing customers. Williams Partners’ top 5 gathering and processing customers accounted for approximately 50 percent of our gathering and processing revenue.

Demand for our equity NGLs is affected by economic conditions and the resulting demand from industries using these commodities to produce petrochemical-based products such as plastics, carpets, packing materials and blending stocks for motor gasoline and the demand from consumers using these commodities for heating and fuel. NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks.

Geographically, the midstream natural gas assets are positioned to maximize commercial and operational synergies with our other assets. For example, most of the offshore gathering and processing assets attach and process or condition natural gas supplies delivered to the Transco pipeline. Our San Juan basin, southwest Wyoming and Piceance systems are capable of delivering residue gas volumes into Northwest Pipeline’s interstate system in addition to third-party interstate systems. Our gathering system in Pennsylvania delivers residue gas volumes into Transco’s pipeline in addition to third-party interstate systems.

Williams Partners owns and operates gas gathering, processing and treating assets within the states of Wyoming, Colorado, New Mexico, and Pennsylvania. We also own and operate gas gathering and processing assets and pipelines primarily within the onshore, offshore shelf, and deepwater areas in and around the Gulf Coast states of Texas, Louisiana, Mississippi, and Alabama.

The following table summarizes our significant operated natural gas gathering assets as of December 31, 2011:

	Natural Gas Gathering Assets
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins
Onshore
Rocky Mountain	Wyoming	3,587	1.1	100%	Wamsutter & SW Wyoming
Four Corners	Colorado & New Mexico	3,823	1.8	100%	San Juan
Piceance	Colorado	328	1.4	100%	Piceance
NE Pennsylvania	Pennsylvania	75	0.7	100%	Appalachian
Laurel Mountain (1)	Pennsylvania	1,386	0.2	51%	Appalachian
Gulf Coast
Canyon Chief & Blind Faith	Deepwater Gulf of Mexico	139	0.4	100%	Eastern Gulf of Mexico
Seahawk	Deepwater Gulf of Mexico	115	0.4	100%	Western Gulf of Mexico
Perdido Norte	Deepwater Gulf of Mexico	105	0.3	100%	Western Gulf of Mexico
Offshore shelf & other	Gulf of Mexico	46	0.2	100%	Eastern Gulf of Mexico
Offshore shelf & other	Gulf of Mexico	245	0.9	100%	Western Gulf of Mexico
Discovery (1)	Gulf of Mexico	319	0.6	60%	Central Gulf of Mexico

(1)

Statistics reflect 100 percent of the assets from the equity method investments that we operate, however our financial statements report equity method income from these investments based on our equity ownership percentage.

(2)

In the first quarter of 2012, our Springville gathering pipeline was put into service, initially providing an optional takeaway for 0.3 Bcf/d of gas gathered on our system in northeast Pennsylvania. Also in the first quarter of 2012, 0.3 Bcf/d of capacity was added from the Laser gathering system acquisition.

In addition we own and operate several natural gas treating facilities in New Mexico, Colorado, Texas and Louisiana which bring natural gas to specifications allowable by major interstate pipelines. At our Milagro treating facility, we also use gas-driven turbines to produce approximately 60 mega-watts per day of electricity which we primarily sell into the local electrical grid.

The following table summarizes our significant operated natural gas processing facilities as of December 31, 2011:

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Onshore
Opal	Opal, WY	1.5	67	100%	SW Wyoming
Echo Springs	Echo Springs, WY	0.7	58	100%	Wamsutter
Ignacio	Ignacio, CO	0.5	23	100%	San Juan
Kutz	Bloomfield, NM	0.2	12	100%	San Juan
Lybrook (2)	Lybrook, NM	0.1	6	100%	San Juan
Willow Creek	Rio Blanco County, CO	0.5	30	100%	Piceance
Parachute	Garfield County, CO	1.4	7	100%	Piceance
Gulf Coast
Markham	Markham, TX	0.5	45	100%	Western Gulf of Mexico
Mobile Bay	Coden, AL	0.7	30	100%	Eastern Gulf of Mexico
Discovery (1)	Larose, LA	0.6	32	60%	Central Gulf of Mexico

(1)

Statistics reflect 100 percent of the assets from the equity method investments that we operate, however our financial statements report equity method income from these investments based on our equity ownership percentage.

(2)	Our Lybrook plant has been idled as of January 2012. Gas previously processed at Lybrook has been redirected to our Ignacio plant.

Crude oil transportation and production handling assets

In addition to our natural gas assets, we own and operate four deepwater crude oil pipelines and own production platforms serving the deepwater in the Gulf of Mexico. Our crude oil transportation revenues are typically volumetric-based fee arrangements. However, a portion of our marketing revenues are recognized from purchase and sale arrangements whereby the oil that we transport is purchased and sold as a function of the same index-based price. Our offshore floating production platforms provide centralized services to deepwater producers such as compression, separation, production handling, water removal and pipeline landings. Revenue sources have historically included a combination of fixed-fee, volumetric-based fee and cost reimbursement arrangements. Fixed fees associated with the resident production at our Devils Tower facility are recognized on a units-of-production basis.

The following table summarizes our significant crude oil transportation pipelines as of December 31, 2011:

	Crude Oil Pipelines
	Pipeline Miles	Handling Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Mountaineer & Blind Faith	155	150	100%	Eastern Gulf of Mexico
BANJO	57	90	100%	Western Gulf of Mexico
Alpine	96	85	100%	Western Gulf of Mexico
Perdido Norte	74	150	100%	Western Gulf of Mexico

The following table summarizes our production handling platforms as of December 31, 2011:

	Production Handling Platforms
	Gas Inlet Capacity (MMcf/d)	Crude/NGL Handling Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Devils Tower	210	60	100%	Eastern Gulf of Mexico
Canyon Station	500	16	100%	Eastern Gulf of Mexico
Discovery Grand Isle 115 (1)	150	10	60%	Central Gulf of Mexico

(1)

Statistics reflect 100 percent of the assets from the equity method investments that we operate, however our financial statements report equity method income from these investments based on our equity ownership percentage.

NGL marketing services

In addition to our gathering and processing operations, we market NGL products to a wide range of users in the energy and petrochemical industries. The NGL marketing business transports and markets equity NGLs from the production at our processing plants, and also markets NGLs on behalf of third-party NGL producers, including some of our fee-based processing customers, and the NGL volumes owned by Discovery Producer Services LLC (Discovery). The NGL marketing business bears the risk of price changes in these NGL volumes while they are being transported to final sales delivery points. In order to meet sales contract obligations, we may purchase products in the spot market for resale. Other than a long-term agreement to sell our equity NGLs transported on Overland Pass Pipeline to ONEOK Hydrocarbon L.P., the majority of sales are based on supply contracts of one year or less in duration. Sales to ONEOK Hydrocarbon L.P., accounted for 17 percent, 15 percent, and 9 percent of our consolidated revenues in 2011, 2010, and 2009, respectively.

Other operations

We own interests in and/or operate NGL fractionation and storage assets. These assets include a 50 percent interest in an NGL fractionation facility near Conway, Kansas, with capacity of slightly more than 100 Mbbls/d and a 31.45 percent interest in another fractionation facility in Baton Rouge, Louisiana, with a capacity of 60 Mbbls/d. We also own approximately 20 million barrels of NGL storage capacity in central Kansas near Conway.

We own approximately 115 miles of pipelines in the Houston Shipping Channel area which transport a variety of products including ethane, propane and other products used in the petrochemical industry.

We also own a 14.6 percent equity interest in Aux Sable Liquid Products L.P. (Aux Sable) and its Channahon, Illinois, gas processing and NGL fractionation facility near Chicago. The facility is capable of processing up to 2.1 Bcf/d of natural gas from the Alliance Pipeline system and fractionating approximately 102 Mbbls/d of extracted liquids into NGL products. Additionally, in June 2011, Aux Sable acquired an 80 MMcf/d gas conditioning plant and a 12-inch, 83-mile gas pipeline infrastructure in North Dakota that provides additional NGLs to Channahon from the Bakken Shale in the Williston basin.

Operated Equity Investments

Discovery

We own a 60 percent equity interest in and operate the facilities of Discovery. Discovery’s assets include a 600 MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a 32 Mbbls/d NGL fractionator plant near Paradis, Louisiana, and an offshore natural gas gathering and transportation system in the Gulf of Mexico.

Laurel Mountain

We own a 51 percent interest in a joint venture, Laurel Mountain Midstream, LLC (Laurel Mountain), in the Marcellus Shale located in western Pennsylvania. Laurel Mountain’s assets, which we operate, include a gathering system of nearly 1,400 miles of pipeline with a capacity of approximately 230 MMcf/d. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with some exposure to natural gas prices, to gather the anchor customer’s production in the western Pennsylvania area of the Marcellus Shale. Construction is ongoing for numerous new pipeline segments and compressor stations, the largest of which is our Shamrock compressor station. The Shamrock compressor station currently has a capacity of 60 MMcf/d and is expandable to 350 MMcf/d.

Overland Pass Pipeline

We operate and own a 50 percent ownership interest in Overland Pass Pipeline Company LLC (OPPL). OPPL includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Joules basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term transportation agreement. We plan to participate in the construction of a pipeline connection and capacity expansions expected to be complete in early 2013, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

Operating statistics

The following table summarizes our significant operating statistics for Midstream:

	2011	2010	2009
Volumes: (1)
Gathering (Tbtu)	1,377	1,262	1,370
Plant inlet natural gas (Tbtu)	1,592	1,599	1,342
NGL production (Mbbls/d) (2)	189	178	164
NGL equity sales (Mbbls/d) (2)	77	80	80
Crude oil transportation (Mbbls/d) (2)	105	94	109

(1)	Excludes volumes associated with partially owned assets such as our Discovery and Laurel Mountain investments that are not consolidated for financial reporting purposes.
(2)	Annual average Mbbls/d.

Midstream Canada & Olefins

The Midstream Canada & Olefins segment consists of our Canadian midstream business and our domestic olefins business. The segment contributed revenues of approximately 17 percent, 16 percent and 14 percent of our consolidated revenues in 2011, 2010 and 2009, respectively.

Midstream Canada

Our Canadian operations include an oil sands off-gas processing plant located near Ft. McMurray, Alberta, and an NGL/olefin fractionation facility and butylene/butane splitter (B/B splitter) facility, both of which are located at Redwater, Alberta, which is near Edmonton, Alberta. We operate the Ft. McMurray area processing plant, while another party operates the Redwater facilities on our behalf. The B/B splitter was completed and placed into service in August 2010. Our Ft. McMurray area facilities extract liquids from the off-gas produced by a third-party oil sands bitumen upgrading process. Our arrangement with the third-party upgrader is a “keep-whole” type where we remove a mix of NGLs and olefins from the off-gas and return the equivalent heating value to the third-party upgrader in the form of natural gas. We extract, fractionate, treat, store, terminal and sell the propane, propylene, normal butane (butane), isobutane/butylene (butylene) and condensate recovered from this process. The commodity price exposure of this asset is the spread between the price for natural gas and the NGL and olefin products we produce. We continue to be the only NGL/olefins fractionator in western Canada and the only treater/processor of oil sands upgrader off-gas. Our extraction of liquids from upgrader off-gas streams allows the upgraders to burn cleaner natural gas streams and reduces their overall air emissions.

The Ft. McMurray extraction plant has processing capacity of 121 MMcf/d with the ability to recover in excess of 17 Mbbls/d of olefin and NGL products. Our Redwater fractionator has a liquids handling capacity of 18 Mbbls/d. The B/B splitter, which has a production capacity of 3.7 Mbbls/d of butylene and 3.7 Mbbls/d of butane, further fractionates the butylene/butane mix produced at our Redwater fractionators into separate butylene and butane products, which receive higher values and are in greater demand. We also purchase small volumes of olefin/NGLs mixes from third-party gas processors, fractionate the olefins and NGLs at our Redwater plant and sell the resulting products. Our products are sold within Canada and the United States.

Canadian expansion projects

Construction is well underway on a 261-mile, 12-inch diameter Canadian pipeline which will transport recovered NGLs and olefins from our processing plant in Ft. McMurray to our Redwater fractionation facility. The pipeline, which will have an initial capacity of 43 Mbbls/d that can be increased to an ultimate capacity of 125 Mbbls/d with additional pump stations, will have sufficient capacity to transport additional NGLs and olefins from our existing operations as well as other NGLs and olefins produced from oil sands off-gas. The project is being constructed using cash previously generated from Canadian and other international projects. We anticipate an in-service date in second quarter of 2012.

Construction began in the fourth quarter of 2011 on the ethane recovery project that will allow us to recover ethane/ethylene mix from our operations that process off-gas from the Alberta oil sands. We are modifying our oil sands off-gas extraction plant near Fort McMurray, Alberta, and constructing a de-ethanizer at our Redwater fractionation facility. Our de-ethanizer, which will have a production capacity of 17,000 bbls/d, will enable us to initially process approximately 10,000 bbls/d of ethane/ethylene mix. We have signed a long-term contract to provide the ethane/ethylene mix to a third-party customer. We expect the project to be constructed using cash previously generated from Canadian and other international projects and we expect to complete the expansions and begin producing ethane/ethylene mix in the first quarter of 2013.

Domestic olefins

In the Gulf of Mexico region, we own a 5/6 interest in and are the operator of an NGL light-feed olefins cracker in Geismar, Louisiana, with a total production capacity of 1.35 billion pounds of ethylene and 90 million pounds of propylene per year. Our feedstocks for the cracker are ethane and propane; as a result, these assets are primarily exposed to the price spread between ethane and propane, and ethylene and propylene, respectively. Ethane and propane are available for purchase from third parties and from affiliates. We own ethane and propane pipeline systems in Louisiana that provide feedstock transportation to the Geismar plant and other third-party crackers. Additionally, we own a refinery grade propylene splitter and associated pipeline with a production capacity of approximately 500 million pounds per year of propylene. At our propylene splitter, we purchase refinery grade propylene and fractionate it into polymer grade propylene and propane; as a result this asset is exposed to the price spread between those commodities. As a merchant producer of ethylene and propylene, our product sales are to customers for use in making plastics and other downstream petrochemical products destined for both domestic and export markets. Our olefins business also operates an ethylene storage hub at Mont Belvieu using leased third-party underground storage wells.

We own and operate 63 miles of pipeline in the Houston Ship Channel area which transport ammonia, tertiary butyl alcohol and other industrial gases for third parties. We also own a tunnel crossing pipeline under the Houston Ship Channel which contains multiple pipelines which are leased to third parties.

We also market olefin and NGL products to a wide range of users in the energy and petrochemical industries. In order to meet sales contract obligations, we may purchase products for resale.

Domestic olefins expansion project

We are currently in the detailed engineering and procurement phase of an expansion of our Geismar olefins production facility which will increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. The additional capacity will be wholly owned by us. We expect to complete the expansion in the latter part of 2013.

Operating statistics

The following table summarizes our significant operating statistics for Midstream Canada & Olefins:

	2011	2010	2009
Volumes:
Geismar ethylene sales (millions of pounds)	1,038	981	1,109
Canadian propylene sales (millions of pounds)	139	127	130
Canadian NGL sales (millions of gallons)	163	145	144

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

Our principal sources of cash are from dividends, distributions and advances from our subsidiaries, investments, payments by subsidiaries for services rendered, and, if needed, external financings, sales of master limited partnership units to the public, and net proceeds from asset sales. The amount of dividends available to us from subsidiaries largely depends upon each subsidiary’s earnings and operating capital requirements. The terms of certain subsidiaries’ borrowing arrangements may limit the transfer of funds to us under certain conditions.

We believe that we have adequate sources and availability of raw materials and commodities for existing and anticipated business needs. Our interstate pipeline systems are all regulated in various ways resulting in the financial return on the investments made in the systems being limited to standards permitted by the regulatory agencies. Each of the pipeline systems has ongoing capital requirements for efficiency and mandatory improvements, with expansion opportunities also necessitating periodic capital outlays.

REGULATORY MATTERS

Williams Partners

Gas Pipeline Business. Williams Partners gas pipeline’s interstate transmission and storage activities are subject to FERC regulation under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978, and, as such, its rates and charges for the transportation of natural gas in interstate commerce, its accounting, and the extension, enlargement or abandonment of its jurisdictional facilities, among other things, are subject to regulation. Each gas pipeline company holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties for which certificates are required under the NGA. Each gas pipeline company is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, and the Pipeline Safety Improvement Act of 2002, and the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. FERC Standards of Conduct govern how our interstate pipelines communicate and do business with gas marketing employees. Among other things, the Standards of Conduct require that interstate pipelines not operate their systems to preferentially benefit gas marketing functions.

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

Pipeline Integrity Regulations

For Williams Partners’ gas pipeline business, Transco and Northwest Pipeline have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, Transco and Northwest Pipeline have identified high consequence areas and developed baseline assessment plans. Transco and Northwest Pipeline are on schedule to complete the required assessments within required timeframes. Currently, Transco and Northwest Pipeline estimate the cost to complete the required initial assessments through 2012 and associated remediation will be primarily capital in nature and range between $25 million and $40 million for Transco and between $30 million and $35 million for Northwest Pipeline. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through Transco’s and Northwest Pipeline’s rates.

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

The midstream business owns a 50 percent interest in, and is the operator of OPPL, which is an interstate natural gas liquids pipeline regulated by the FERC pursuant to the Interstate Commerce Act. OPPL provides transportation service pursuant to tariffs filed with the FERC.

Midstream Canada & Olefins

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

Our domestic olefins assets are regulated by the Louisiana Department of Environmental Quality (LQEQ), the Texas Railroad Commission, and various other state and federal entities regarding our liquids pipelines.

See Note 16 of our Notes to Consolidated Financial Statements for further details on our regulatory matters.

ENVIRONMENTAL MATTERS

Our operations are subject to federal environmental laws and regulations as well as the state, local and tribal laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:

•	Leakage from gathering systems, underground gas storage caverns, pipelines, processing or treating facilities, transportation facilities and storage tanks;

•	Damage to facilities resulting from accidents during normal operations;

•	Damages to onshore and offshore equipment and facilities resulting from storm events or natural disasters;

•	Blowouts, cratering and explosions.

In addition, we may be liable for environmental damage caused by former owners or operators of our properties.

We believe compliance with current environmental laws and regulations will not have a material adverse effect on our capital expenditures, earnings or current competitive position. However, environmental laws and regulations could affect our business in various ways from time to time, including incurring capital and maintenance expenditures, fines and penalties, and creating the need to seek relief from the FERC for rate increases to recover the costs of certain capital expenditures and operation and maintenance expenses.

For additional information regarding the potential impact of federal, state, tribal or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – We are subject to risks associated with climate change and – Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs, liabilities and expenditures and could exceed current expectations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental” and “Environmental Matters” in Note 16 of our Notes to Consolidated Financial Statements.

COMPETITION

Williams Partners

For Williams Partners’ gas pipeline business, the natural gas industry has undergone significant change over the past two decades. A highly-liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. More recently large reserves of shale gas have been discovered, in many cases much closer to major market centers. As a result, pipeline capacity is being used more efficiently and competition among pipeline suppliers to attach growing supply to market has increased.

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

States have developed new plans that require utilities to encourage energy saving measures and diversify their energy supplies to include renewable sources. This has lowered the growth of residential gas demand. However, due to relatively low prices of natural gas, demand for electric power generation has increased.

These factors have increased the risk that customers will reduce their contractual commitments for pipeline capacity from traditional producing areas. Future utilization of pipeline capacity will depend on these factors and others impacting both U.S. and global demand for natural gas.

In Williams Partners’ midstream business, we face regional competition with varying competitive factors in each basin. Our gathering and processing business competes with other midstream companies, interstate and intrastate pipelines, producers and independent gatherers and processors. We primarily compete with five to ten companies across all basins in which we provide services. Numerous factors impact any given customer’s choice of a gathering or processing services provider, including rate, location, term, reliability, timeliness of services to be provided, pressure obligations and contract structure. We also compete in recruiting and retaining skilled employees.

Midstream Canada & Olefins

Ethylene and propylene markets, and therefore our olefins business, compete in a worldwide marketplace. Due to our NGL feedstock position at Geismar, we expect to benefit from the lower cost position in North America versus other crude-based feedstocks worldwide. The majority of North American olefins producers have significant downstream petrochemical manufacturing for plastics and other products. As such, they buy or sell ethylene and propylene as required. We operate as a merchant seller of olefins with no downstream manufacturing, and therefore can be either a supplier or a competitor at any given time to these other companies depending on their market balances. Generally, we are viewed primarily as a supplier to these companies and not as a direct competitor. We compete on the basis of service, price and availability of the products we produce.

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

EMPLOYEES

At February 1, 2012, we had approximately 4,293 full-time employees.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids and crude oil prices and demand.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Availability of supplies, market demand, volatility of prices, and the availability and cost of capital;

•

Inflation, interest rates, fluctuation in foreign exchange, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Ability to acquire new businesses and assets and integrate those operations and assets into our existing businesses, as well as expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•

Costs of, changes in, or the results of laws, government regulations (including safety and climate change regulation and changes in natural gas production from exploration and production areas that we serve), environmental liabilities, litigation, and rate proceedings;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers and counterparties;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions;

•	Additional risks described in our filings with the Securities and Exchange Commission.

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

Risks Related to the Spin-Off

The separation of our exploration and production business may not achieve its intended results.

The separation of our exploration and production business, completed on December 31, 2011, may not achieve its intended results and could have an adverse effect on us due to a number of factors. For example, the separation has significantly reduced the scope and scale of our business, we may not be able to grow as expected and we may incur proportionately higher costs to operate.

If there is a determination that the spin-off of WPX stock to our stockholders is taxable for U.S. federal income tax purposes because the facts, representations, or undertakings underlying an IRS private letter ruling or a tax opinion are incorrect or for any other reason, then we and our stockholders could incur significant income tax liabilities.

In connection with our original separation plan that called for an initial public offering (IPO) of stock of WPX and a subsequent spin-off of our remaining shares of WPX to our stockholders, we obtained a private letter ruling from the Internal Revenue Service (IRS) and an opinion of our outside tax advisor, to the effect that the distribution by us of WPX shares to our stockholders, and any related restructuring transaction undertaken by us, would not result in recognition for U.S. federal income tax purposes, of income, gain, or loss to us or our stockholders under section 355 and section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the Code), except for cash payments made to our stockholders in lieu of fractional shares of WPX common stock. In addition, we received an opinion from our outside tax advisor to the effect that the spin-off pursuant to our revised separation plan which was ultimately consummated on December 31, 2011, which did not involve an IPO of WPX shares, would not result in the recognition, for federal income tax purposes, of income, gain, or loss to us or our stockholders under section 355 and section 368(a)(1)(D) of the Code, except for cash payments made to our stockholders in lieu of fractional shares of WPX. The private letter ruling and opinion have relied on or will rely on certain facts, representations, and undertakings from us and WPX regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, representations, or undertakings are, or become, incorrect or are not otherwise satisfied, including as a result of certain significant changes in the stock ownership of us or WPX after the spin-off, or if the IRS disagrees with any such facts and representations upon audit, we and our stockholders may not be able to rely on the private letter ruling or the opinion of our tax advisor and could be subject to significant income tax liabilities.

The spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements that we did not assume in our agreements with WPX.

The spin-off is subject to review under various state and federal fraudulent conveyance laws. A court could deem the spin-off or certain internal restructuring transactions undertaken by us in connection with the separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied. Under the separation and distribution agreement between us and WPX, from and after the spin-off, each of WPX and we are responsible for the debts, liabilities and other obligations related to the business or businesses which each owns and operates. Although we do not expect to be liable for any such obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that a court would disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to WPX, particularly if WPX were to refuse or were unable to pay or perform the subject allocated obligations.

Risks Related to our Business

The long-term financial condition of our natural gas pipeline and midstream businesses is dependent on the continued availability of natural gas supplies in the supply basins that we access, demand for those supplies in our traditional markets, and the prices of and market demand for natural gas.

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

Significant prolonged changes in natural gas prices could affect supply and demand and cause a termination of our long-term transportation and storage contracts or a reduction in throughput on the gas pipeline systems.

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

Prices for NGLs, natural gas and other commodities, including oil, are volatile and this volatility could adversely affect our financial results, cash flows, access to capital and ability to maintain our existing businesses.

Our revenues, operating results, future rate of growth and the value of certain components of our businesses depend primarily upon the prices of NGLs, natural gas, oil, or other commodities, and the differences between prices of these commodities. Price volatility can impact both the amount we receive for our products and services and the volume of products and services we sell. Prices affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Any of the foregoing can also have an adverse effect on our business, results of operations, financial condition and cash flows.

The markets for NGLs, natural gas, oil and other commodities are likely to continue to be volatile. Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty and other factors that are beyond our control, including:

•	Worldwide and domestic supplies of and demand for natural gas, NGLs, oil, petroleum, and related commodities;

•	Turmoil in the Middle East and other producing regions;

•	The activities of the Organization of Petroleum Exporting Countries;

•	Terrorist attacks on production or transportation assets;

•	Weather conditions;

•	The level of consumer demand;

•	The price and availability of other types of fuels;

•	The availability of pipeline capacity;

•	Supply disruptions, including plant outages and transportation disruptions;

•	The price and quantity of foreign imports of natural gas and oil;

•	Domestic and foreign governmental regulations and taxes;

•	Volatility in the natural gas and oil markets;

•	The overall economic environment;

•	The credit of participants in the markets where products are bought and sold;

•	The adoption of regulations or legislation relating to climate change and changes in natural gas production from exploration and production areas that we serve.

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

Our primary exposure to market risk for our gas pipelines occurs at the time the terms of their existing transportation and storage contracts expire and are subject to termination. Upon expiration of the terms, we may not be able to extend contracts with existing customers to obtain replacement contracts at favorable rates or on a long-term basis.

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

Our risk management and measurement systems and hedging activities might not be effective and could increase the volatility of our results.

The systems we use to quantify commodity price risk associated with our businesses might not always be followed or might not always be effective. Further, such systems do not in themselves manage risk, particularly risks outside of our control, and adverse changes in energy commodity market prices, volatility, adverse correlation of commodity prices, the liquidity of markets, changes in interest rates and other risks discussed in this report might still adversely affect our earnings, cash flows and balance sheet under applicable accounting rules, even if risks have been identified.

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

Our use of hedging arrangements through which we attempt to reduce the economic risk of our participation in commodity markets could result in increased volatility of our reported results. Changes in the fair values (gains and losses) of derivatives that qualify as hedges under generally accepted accounting principles (GAAP), to the extent that such hedges are not fully effective in offsetting changes to the value of the hedged commodity, as well as changes in the fair value of derivatives that do not qualify or have not been designated as hedges under GAAP, must be recorded in our income. This creates the risk of volatility in earnings even if no economic impact to us has occurred during the applicable period.

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

Depending on the rules and definitions adopted by the CFTC or similar rules that may be adopted by other regulatory bodies, we might in the future be required to provide cash collateral for our commodities hedging transactions under circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures. A requirement to post cash collateral could therefore reduce our ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

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

We are exposed to the credit risk of our customers and counterparties, and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. However, our credit procedures and policies may not be adequate to fully eliminate customer and counterparty credit risk. We cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including declines in our customers’ and counterparties’ creditworthiness. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write-down or write-off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

There are operational risks associated with gathering, transporting, storage, processing and treating of natural gas and the fractionation and storage of NGLs, including:

•	Hurricanes, tornadoes, floods, fires, extreme weather conditions, and other natural disasters;

•	Aging infrastructure and mechanical problems;

•	Damages to pipelines and pipeline blockages or other pipeline interruptions;

•	Uncontrolled releases of natural gas (including sour gas), NGLs, brine or industrial chemicals;

•	Collapse or failure of storage caverns;

•	Operator error;

•	Damage caused by third-party activity, such as operation of construction equipment;

•	Pollution and other environmental risks;

•	Fires, explosions, craterings and blowouts;

•	Risks related to truck and rail loading and unloading;

•	Risks related to operating in a marine environment;

•	Terrorist attacks or threatened attacks on our facilities or those of other energy companies.

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

We have experienced unexpected leaks or ruptures on one of our gas pipeline systems, including a rupture near Appomattox, Virginia in 2008 and a rupture near Sweet Water, Alabama in 2011. We could experience additional unexpected leaks or ruptures on our gas pipeline systems, or be required by regulatory authorities to test or undertake modifications to our systems that could result in a material adverse impact on our business, financial condition and results of operations if the costs of testing, maintaining or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service. For example, in response to a recent third-party pipeline rupture, PHMSA issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. More recently, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 became law and under this statute PHMSA may issue additional regulations addressing such records. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on our pipelines.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities or by the inability of our insurers to satisfy our claims.

We are not fully insured against all risks inherent to our business, including environmental accidents. We do not maintain insurance in the type and amount to cover all possible risks of loss.

We currently maintain excess liability insurance with limits of $610 million per occurrence and in the annual aggregate with $2 million per occurrence deductible. This insurance covers us, our subsidiaries, and certain of our affiliates for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and NGL operations.

Although we maintain property insurance on certain physical assets that we own, lease or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets or the entire amount of business interruption loss we may experience. In addition, certain perils may be excluded from coverage or sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self insure a portion of our risks. We do not insure our onshore underground pipelines for physical damage, except at certain locations such as river crossings and compressor stations. Offshore assets are covered for property damage when loss is due to a named windstorm event and coverage for loss caused by a named windstorm is significantly sub-limited and subject to a large deductible. All of our insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured it could adversely affect our operations and financial condition.

In addition, to the insurance coverage described above, we are a member of Oil Insurance Limited (OIL), an energy industry mutual insurance company, which provides coverage for damage to our property. As an insured of OIL, we share in the losses among other OIL members even if our property is not damaged.

Furthermore, any insurance company that provides coverage to us may experience negative developments that could impair their ability to pay any of our claims. As a result, we could be exposed to greater losses than anticipated and may have to obtain replacement insurance, if available, at a greater cost.

The occurrence of any risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows, and our ability to repay our debt.

Execution of our capital projects subjects us to construction risks, increases in labor costs and materials, and other risks that may adversely affect financial results.

The growth in our gas pipeline and midstream businesses may be dependent upon the construction of new natural gas gathering, transportation, compression, processing or treating pipelines and facilities or natural gas liquids fractionation or storage facilities, as well as the expansion of existing facilities. Construction or expansion of these facilities is subject to various regulatory, development and operational risks, including:

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

One of our subsidiaries acts as the general partner of WPZ, a publicly traded limited partnership. This subsidiary may be deemed to have undertaken fiduciary obligations with respect to WPZ as the general partner and to the limited partners of WPZ. Activities determined to involve fiduciary obligations to other persons or entities typically involve a higher standard of conduct than ordinary business operations and therefore may involve a greater risk of liability, particularly when a conflict of interests is found to exist. Our control of the general partner of WPZ may increase the possibility of claims of breach of fiduciary duties, including claims brought due to conflicts of interest (including conflicts of interest that may arise between WPZ, on the one hand, and its general partner and that general partner’s affiliates, including us, on the other hand). Any liability resulting from such claims could be material.

Potential changes in accounting standards might cause us to revise our financial results and disclosures in the future, which might change the way analysts measure our business or financial performance.

Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, and companies’ relationships with their independent public accounting firms. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact that any such new laws or regulations could have. In addition, the Financial Accounting Standards Board, the SEC or FERC could enact new accounting standards or FERC could issue rules that might impact how we are required to record revenues, expenses, assets, liabilities and equity. Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations, and financial condition.

Our investments and projects located outside of the United States expose us to risks related to the laws of other countries, and the taxes, economic conditions, fluctuations in currency rates, political conditions and policies of foreign governments. These risks might delay or reduce our realization of value from our international projects.

We currently own and might acquire and/or dispose of material energy-related investments and projects outside the United States. The economic, political and legal conditions and regulatory environment in the countries in which we have interests or in which we might pursue acquisition or investment opportunities present risks that are different from or greater than those in the United States. These risks include delays in construction and interruption of business, as well as risks of war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, including with respect to the prices we realize for the commodities we produce and sell. The uncertainty of the legal environment in certain foreign countries in which we develop or acquire projects or make investments could make it more difficult to obtain nonrecourse project financing or other financing on suitable terms, could adversely affect the ability of certain customers to honor their obligations with respect to such projects or investments and could impair our ability to enforce our rights under agreements relating to such projects or investments.

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

Our operating results for certain components of our business might fluctuate on a seasonal and quarterly basis.

Revenues from certain components of our business can have seasonal characteristics. In many parts of the country, demand for natural gas and other fuels peaks during the winter. As a result, our overall operating results in the future might fluctuate substantially on a seasonal basis. Demand for natural gas and other fuels could vary significantly from our expectations depending on the nature and location of our facilities and pipeline systems and the terms of our natural gas transportation arrangements relative to demand created by unusual weather patterns.

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

Certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability and our material subsidiaries ability to grant certain liens to support indebtedness, our ability to merge or consolidate or sell all or substantially all of our assets, enter into certain affiliate transactions, make certain distributions during the continuation of an event of default, and the ability of our subsidiaries to incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.

Our failure to comply with the covenants in our debt agreements could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. Certain payment defaults or an acceleration under one debt agreement could cause a cross-default or cross-acceleration of another debt agreement. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements. For more information regarding our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion and Analysis of Financial Condition and Liquidity.”

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

Our cash flow depends heavily on the earnings and distributions of WPZ

Our partnership interest in WPZ is one of our largest cash-generating assets. Therefore, our cash flow is heavily dependent upon the ability of WPZ to make distributions to its partners. A significant decline in WPZ’s earnings and/or distributions would have a corresponding negative impact on us.

Difficult conditions in the global capital markets, the credit markets and the economy in general could negatively affect our business and results of operations.

Our businesses may be negatively impacted by adverse economic conditions or future disruptions in global financial markets. Included among these potential negative impacts are reduced energy demand and lower prices for our products and services, increased difficulty in collecting amounts owed to us by our customers and a reduction in our credit ratings (either due to tighter rating standards or the negative impacts described above), which could reduce our access to credit markets, raise the cost of such access or require us to provide additional collateral to our counterparties. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures.

A downgrade of our credit ratings could impact our liquidity, access to capital and our costs of doing business, and independent third parties outside our control determine our credit ratings.

A downgrade of our credit ratings might increase our cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions. Such disruptions could include:

•	Economic downturns;

•	Deteriorating capital market conditions;

•	Declining market prices for natural gas, NGLs, oil and other commodities;

•	Terrorist attacks or threatened attacks on our facilities or those of other energy companies;

•	The overall health of the energy industry, including the bankruptcy or insolvency of other companies.

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

Our acquisition attempts may not be successful or may result in completed acquisitions that do not perform as anticipated.

We have made and may continue to make acquisitions of businesses and properties. However, suitable acquisition candidates may not continue to be available on terms and conditions we find acceptable. The following are some of the risks associated with acquisitions, including any completed or future acquisitions:

•

Some of the acquired businesses or properties may not produce revenues, earnings or cash flow at anticipated levels or could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	We may assume liabilities that were not disclosed to us or that exceed our estimates;

•

We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operationally, technical or financial problems;

•	Acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

Risks Related to Regulations that Affect Our Industry

Our gas pipelines could be subject to penalties and fines if they fail to comply with laws governing our businesses.

Our gas pipeline’s transportation and storage operations are regulated by numerous governmental agencies including the FERC, the EPA and PHMSA. Should our gas pipelines fail to comply with all applicable statutes, rules, regulations and orders, they could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1,000,000 per day for each violation and under the recently enacted Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, PHMSA has civil penalty authority up to $200,000 per day (from the prior $100,000), with a maximum of $2 million for any related series of violations (from the prior $1 million). Any material penalties or fines under these or other statutes, rules, regulations or orders could have a material adverse impact on our gas pipeline business, financial condition, results of operations and cash flows.

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

The natural gas sales, transmission and storage operations of the gas pipelines are subject to federal, state and local regulatory authorities. Specifically, their interstate pipeline transportation and storage service is subject to regulation by the FERC. The federal regulation extends to such matters as:

•	Transportation and sale for resale of natural gas in interstate commerce;

•	Rates, operating terms, and conditions of service, including initiation and discontinuation of service;

•	The types of services the gas pipelines may offer their customers;

•	Certification and construction of new interstate pipelines and storage facilities;

•	Acquisition, extension, disposition or abandonment of existing interstate pipelines and storage facilities;

•	Accounts and records;

•	Depreciation and amortization policies;

•	Relationships with affiliated companies who are involved in marketing functions of the natural gas business;

•	Market manipulation in connection with interstate sales, purchases or transportation of natural gas.

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

Unlike other interstate pipelines that own facilities in the offshore Gulf of Mexico, Transco charges its transportation customers a separate fee to access its offshore facilities. The separate charge is referred to as an “IT feeder” charge. The “IT feeder” rate is charged only when gas is actually transported on the facilities and typically it is paid by producers or marketers. Because the “IT feeder” rate is typically paid by producers and marketers, it generally results in netback prices to producers that are slightly lower than the netbacks realized by producers transporting on other interstate pipelines. This rate design disparity can result in producers bypassing Transco’s offshore facilities in favor of alternative transportation facilities.

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

In addition, legislative and regulatory responses related to GHGs and climate change create the potential for financial risk. The U.S. Congress and certain states have for some time been considering various forms of legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.

Numerous states and other jurisdictions have announced or adopted programs to stabilize and reduce GHGs. In 2009, the U.S. Environmental Protection Agency (EPA) issued a final determination that six GHGs are a threat to public safety and welfare. In 2011, the EPA implemented permitting for new and/or modified large sources of GHG emissions through the existing Prevention of Signification Deterioration permitting program. Additional direct regulation of GHG emissions in our industry may be implemented under other Clean Air Act programs, including the New Source Performance Standards program.

The recent actions of the EPA and the passage of any federal or state climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.

Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs, liabilities and expenditures and could exceed current expectations.

Substantial costs, liabilities, delays and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, storage, processing and treating of natural gas and fractionation of NGLs, and as a result, we may be required to make substantial expenditures that could exceed current expectations. Our operations are subject to extensive federal, state, Native American, and local laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. These laws include:

•	Clean Air Act (CAA), and analogous state laws, which impose obligations related to air emissions;

•	Clean Water Act (CWA), and analogous state laws, which regulate discharge of wastewaters and storm water from our facilities to state and federal waters, including wetlands;

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

•

Endangered Species Act (ESA), and analogous state laws, which seek to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species;

•

Oil Pollution Act (OPA) of 1990, which requires oil storage facilities and vessels to submit plans to the federal government detailing how they will respond to large discharges, regulates petroleum storage tanks and related equipment, and imposes liability for spills by responsible parties.

Various governmental authorities, including the EPA, the U.S. Department of the Interior, the Bureau of Indian Affairs and analogous state agencies and tribal governments, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, and the issuance of injunctions limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases.

There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to our handling of the products as they are gathered, transported, processed, fractionated and stored, air emissions related to our operations, historical industry operations, and waste and waste disposal practices, and the prior use of flow meters containing mercury. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA, and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline and gathering systems pass and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.

In March 2010, the EPA announced its National Enforcement Initiatives for 2011 to 2013, which includes the addition of “Energy Extraction Activities” to its enforcement priorities list. To address its concerns regarding the pollution risks raised by new techniques for oil and gas extraction and coal mining, the EPA is developing an initiative to ensure that energy extraction activities are complying with federal environmental requirements. We cannot predict what the results of this initiative would be, or whether federal, state, or local laws or regulations will be enacted in this area. If regulations were imposed related to oil and gas extraction, the volumes of natural gas that we transport could decline and our results of operations could be adversely affected.

Our business may be adversely affected by changed regulations and increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows.

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

Hydraulic fracturing is exempt from federal regulation pursuant to the federal Safe Drinking Water Act (except when the fracturing fluids or propping agents contain diesel fuels). However, public concerns have been raised related to its potential environmental impact. Additional federal, state and local laws and regulations to more closely regulate hydraulic fracturing have been considered or implemented. Legislation to further regulate hydraulic fracturing has been proposed in Congress. The U.S. Department of Interior has announced plans to formalize obligations for disclosure of chemicals associated with hydraulic fracturing on federal lands. The results of a pending EPA investigation by a committee of the House of Representatives and two recent reports by the U.S. Department of Energy’s Shale Gas Subcommittee could lead to further restrictions on hydraulic fracturing. The EPA has proposed regulations under the CAA regarding certain emissions from the hydraulic fracturing of oil and natural gas wells and announced its intention to propose regulations by 2014 under the CWA regarding wastewater discharges from hydraulic fracturing and other gas production. In addition, some state and local authorities have considered or imposed new laws and rules related to hydraulic fracturing, including additional permit requirements, operational restrictions, disclosure obligations and temporary or permanent bans on hydraulic fracturing in certain jurisdictions or in environmentally sensitive areas. We cannot predict whether any additional federal, state or local laws or regulations will be enacted in this area and if so, what their provisions would be. If additional levels of reporting, regulation or permitting moratoria were required or imposed related to hydraulic fracturing, the volumes of natural gas and other products that we transport, gather, process and treat could decline and our results of operations could be adversely affected.

We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions and expectations may also change, and any new capital costs incurred to comply with such changes may not be recoverable under our regulatory rate structure or our customer contracts. In addition, new environmental laws and regulations might adversely affect our products and activities, including fractionation, storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.

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

Legal and regulatory proceedings and investigations relating to the energy industry have adversely affected our business and may continue to do so. The operations of our businesses might also be adversely affected by changes in government regulations or in their interpretations or implementation, or the introduction of new laws or regulations applicable to our businesses or customers.

Public and regulatory scrutiny of the energy industry has resulted in increased regulations being either proposed or implemented. Adverse effects may continue as a result of the uncertainty of ongoing inquiries, investigations and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation or increased permitting requirements. Current legal proceedings or other matters against us, including environmental matters, suits, regulatory appeals, challenges to our permits by citizen groups and similar matters, might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance. Such scrutiny has also resulted in various inquiries, investigations and court proceedings in which we are a named defendant. Both the shippers on our pipelines and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.

In addition, existing regulations might be revised or reinterpreted, new laws, regulations and permitting requirements might be adopted or become applicable to us, our facilities our customers, our vendors or our service providers, and future changes in laws and regulations could have a material adverse effect on our financial condition, results of operations and cash flows. For example, various legislative and regulatory reforms associated with pipeline safety and integrity have been proposed recently, including the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 enacted on January 3, 2012. This law will result in the promulgation of new regulations to be administered by the PHMSA affecting the operations of our gas pipelines including, but not limited to, requirements relating to pipeline inspection, installation of additional valves and other equipment and records verification. These reforms and any future changes in related laws and regulations could significantly increase our costs.

The 2010 drilling moratorium in the Gulf of Mexico and potentially more stringent regulations and permitting requirements on drilling in the Gulf of Mexico could adversely affect our operating results, financial condition and cash flows.

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

Risks Related to Employees, Outsourcing of Noncore Support Activities, and Technology

Institutional knowledge residing with current employees nearing retirement eligibility or with employees going to WPX as part of the separation of our exploration and production business might not be adequately preserved.

In certain areas of our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, or with the loss of employees as part of the separation of our exploration and production business, we may not be able to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.

Failure of our service providers or disruptions to our outsourcing relationships might negatively impact our ability to conduct our business.

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

Certain of our accounting and information technology services are currently provided by an outsourcing provider from service centers outside of the United States. The economic and political conditions in certain countries from which our outsourcing providers may provide services to us present similar risks of business operations located outside of the United States, including risks of interruption of business, war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, that are greater than in the United States.

Risks Related to Weather, other Natural Phenomena and Business Disruption

Our assets and operations can be adversely affected by weather and other natural phenomena.

Our assets and operations, including those located offshore, can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we have been unable to obtain insurance on commercially reasonable terms, or insurance has not been available at all. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.

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

Our assets and the assets of our customers and others may be targets of terrorist activities that could disrupt our business or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport or distribute natural gas, NGLs or other commodities. Acts of terrorism as well as events occurring in response to or in connection with acts of terrorism could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs.

Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.

We rely on our information technology infrastructure to process, transmit and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational and safety systems that operate our pipeline, plants and assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists,” or private individuals. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. We could also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access, physical location or information otherwise known as “social engineering.”

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches in our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Please read “Business” for a description of the location and general character of our principal physical properties. We generally own facilities, although a substantial portion of our pipeline and gathering facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others.

Item 3.	Legal Proceedings

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

In September 2007, the EPA requested, and Transco later provided, information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of Transco’s compliance with the Clean Air Act. On March 28, 2008, the EPA issued notices of violation alleging violations of Clean Air Act requirements at these compressor stations. Transco met with the EPA in May 2008 and submitted a response denying the allegations in June 2008. In May 2011, Transco provided additional information to the EPA pertaining to these compressor stations in response to a request they had made in February 2011. In August 2010, the EPA requested, and Transco provided, similar information for a compressor station in Maryland.

In February 2012, the New Mexico Environmental Department and Williams Four Corner LLC settled alleged violations of the New Mexico Air Quality Act at five separate facilities that we own or operate for $164,000.

In September 2011, the Colorado Department of Public Health and Environment proposed a penalty of $301,000 for alleged violations of the Colorado Clean Water Act related to excavation work being done for our Crawford Trail Pipeline. Under a settlement reached with the agency in November 2011, we agreed to pay $44,300 and undertake certain supplemental environmental projects valued at $230,700.

Other

The additional information called for by this item is provided in Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8. Financial Statements of this report, which information is incorporated by reference into this item.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The name, age, period of service, and title of each of our executive officers as of February 24, 2012, are listed below.

Alan S. Armstrong	Director, Chief Executive Officer, and President

Age: 49

Position held since January 2011.

From February 2002 until January 2011 he was Senior Vice President-Midstream and acted as President of our midstream business. From 1999 to February 2002, Mr. Armstrong was Vice President, Gathering and Processing for our midstream business. From 1998 to 1999 he was Vice President, Commercial Development for Midstream. Mr. Armstrong serves as Chairman of the Board and Chief Executive Officer of Williams Partners GP LLC, the general partner of WPZ, where he was Senior Vice President-Midstream from February 2010, and Chief Operating Officer and a director from February 2005.

Randall L. Barnard	Senior Vice President, Gas Pipeline

Age: 53

Position held since February 2011.

Mr. Barnard acts as President of our gas pipeline business. Mr. Barnard served as Vice President of Natural Gas Market Development from July 2010 to February 2011. From April 2002 to July 2010, Mr. Barnard was Senior Vice President of Operations and Technical Service for our gas pipeline business. From September 2000 to April 2002, he served as President of Williams International, Vice President and General Manager, and a director and from 2001 to 2002 Chief Executive Officer of Apco Oil and Gas International Inc., formerly Apco Argentina. From June 1997 to September 2000, Mr. Barnard was General Manager of Williams International in Venezuela. Mr. Barnard is a director and Senior Vice President, Gas Pipeline, of Williams Partners GP LLC, the general partner of WPZ, a Director of the Board of the Gas Technology Institute and Vice Chair of the Common Ground Alliance.

Donald R. Chappel	Senior Vice President and Chief Financial Officer

Age: 60

Position held since April 2003.

Prior to joining us, Mr. Chappel held various financial, administrative and operational leadership positions. Mr. Chappel also serves as Chief Financial Officer and a director of Williams Partners GP LLC, the general partner of WPZ. He was Chief Financial Officer from August 2007 and a director from January 2008 of Williams Pipeline GP LLC, the general partner of Williams Pipeline Partners L.P., until its merger with WPZ in August 2010. Mr. Chappel is a director of SUPERVALU, Inc. (a grocery and pharmacy company) and is chairman of its finance committee.

Robyn L. Ewing	Senior Vice President and Chief Administrative Officer

Age: 56

Position held since April 2008.

From May 2004 to April 2008 Ms. Ewing was Vice President of Human Resources. Prior to joining Williams, Ms. Ewing worked at MAPCO, which merged with Williams in April 1998. She began her career with Cities Service Company in 1976.

Rory L. Miller	Senior Vice President, Midstream

Age: 51

Position held since January 2011.

Mr. Miller acts as President of our midstream businesses. He was a Vice President of our midstream businesses from May 2004 to December 2011. Mr. Miller also serves as a director and Senior Vice President, Midstream of Williams Partners GP LLC, the general partner of WPZ.

Craig L. Rainey	Senior Vice President and General Counsel

Age: 59

Position held since January 2012.

From February 2001 to December 2011, Mr. Rainey served as an Assistant General Counsel of Williams, primarily supporting our midstream business and former exploration and production business. He joined Williams in 1999 as a senior counsel.

Ted T. Timmermans	Vice President, Controller, and Chief Accounting Officer

Age: 55

Position held since July 2005.

Mr. Timmermans served as Assistant Controller of Williams from April 1998 to July 2005. Mr. Timmermans is also Vice President, Controller & Chief Accounting Officer of Williams Partners GP LLC, the general partner of WPZ and served as Chief Accounting Officer of Williams Pipeline Partners GP LLC, the general partner of WMZ from January 2008 until its merger with WPZ in August 2010.

Phillip D. Wright	Senior Vice President, Corporate Development

Age: 56

Position held since February 2011.

Mr. Wright served as Senior Vice President, Gas Pipeline and acted as President of our gas pipeline business from January 2005 to February 2011. From October 2002 to January 2005, he served as Chief Restructuring Officer. From September 2001 to October 2002, Mr. Wright served as President and Chief Executive Officer of our subsidiary, Williams Energy Services, LLC. From 1996 until September 2001, he was Senior Vice President, Enterprise Development and Planning for our energy services group. Mr. Wright served as a director and Chief Operating Officer of Williams Pipeline GP LLC, the general partner of WMZ until its merger with WPZ in August 2010 and was a director and Senior Vice President, Gas

Pipeline, of Williams Partners GP LLC, the general partner of WPZ from January 2010 to February 2011. Mr. Wright was appointed to the board of directors of Aegion Corporation (a provider of technologies and services for the rehabilitation of pipeline systems) in November 2011.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “WMB.” At the close of business on February 22, 2012, we had approximately 9,351 holders of record of our common stock. The high and low sales price ranges (New York Stock Exchange composite transactions) and dividends declared by quarter for each of the past two years are as follows:

	2011			2010
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$31.77	$24.26	$0.125	$23.76	$19.51	$0.11
2nd	$33.47	$27.92	$0.20	$24.66	$18.16	$0.125
3rd	$33.16	$23.46	$0.20	$21.00	$17.53	$0.125
4th	$33.11	$21.90	$0.25	$24.89	$18.88	$0.125

Some of our subsidiaries’ borrowing arrangements may limit the transfer of funds to us. These terms have not impeded, nor are they expected to impede, our ability to pay dividends.

Performance Graph

Set forth below is a line graph comparing our cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return of the S&P 500 Stock Index and the Bloomberg U.S. Pipeline Index for the period of five fiscal years commencing January 1, 2007. The Bloomberg U.S. Pipeline Index is composed of El Paso, Enbridge, Kinder Morgan, Spectra Energy, TransCanada Corp., and Williams. The graph below assumes an investment of $100 at the beginning of the period.

	2006	2007	2008	2009	2010	2011
The Williams Companies, Inc.	100.0	138.7	57.1	85.5	102.6	140.7
S&P 500 Index	100.0	105.5	66.5	84.1	96.7	98.8
Bloomberg U.S. Pipelines Index	100.0	118.5	72.4	102.6	126.2	174.1

The information presented in this Item has not been recast to reflect the WPX spin-off completed on December 31, 2011.

Item 6.	Selected Financial Data

The following financial data at December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records. Certain amounts have been recast as a result of the December 31, 2011 spin-off of WPX. (See Note 1 of Notes to Consolidated Financial Statements.)

	2011	2010	2009	2008	2007
	(Millions, except per-share amounts)
Revenues	$7,930	$6,638	$5,278	$6,904	$6,639
Income (loss) from continuing operations (1)	1,078	271	346	682	677
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	803	104	206	528	606
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	1.34	0.17	0.35	0.90	1.00
Total assets at December 31 (2)	16,502	24,972	25,280	26,006	25,061
Short-term notes payable and long-term debt due within one year at December 31	353	508	17	18	108
Long-term debt at December 31	8,369	8,600	8,259	7,683	7,579
Stockholders’ equity at December 31 (2)	1,793	7,288	8,447	8,440	6,375
Cash dividends declared per common share	0.775	0.485	0.44	0.43	0.39

(1)

Income from continuing operations for 2011 includes $271 million of pre-tax early debt retirement costs and 2010 includes $648 million of pre-tax costs associated with our strategic restructuring transaction in the first quarter of 2010. See Note 4 of Notes to Consolidated Financial Statements for further discussion of asset sales, impairments, and other accruals in 2011, 2010, and 2009.

(2)

Total assets and stockholders’ equity for 2011 decreased due to the special dividend to spin off our former exploration and production business. See Note 2 of Notes to Consolidated Financial Statements for further information regarding the spin-off and the dividend.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are primarily an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas, natural gas liquids, and olefins. Our operations are located principally in the United States, but span from the deepwater Gulf of Mexico to the Canadian oil sands, and are organized into the Williams Partners and Midstream Canada & Olefins reporting segments. All remaining business activities are included in Other. (See Note 1 of Notes to Consolidated Financial Statements for further discussion of these segments.) The Williams Partners segment consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ), of which we currently own approximately 72 percent, including the general partner interest.

Unless indicated otherwise, the following discussion and analysis of critical accounting estimates, results of operations, and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this document.

Spin-off of WPX

On December 1, 2011, we announced that our Board of Directors approved a tax-free spinoff of 100 percent of our exploration and production business, WPX Energy, Inc. (WPX), to our shareholders. On December 31, 2011, we distributed one share of WPX common stock for every three shares of Williams common stock. As a result, with the exception of the December 31, 2011 balance sheet which no longer includes WPX, the consolidated financial statements reflect the results of operations and financial position of WPX as discontinued operations.

Dividend Growth

We doubled our quarterly dividends from $0.125 per share in the fourth quarter of 2010 to $0.25 per share in the fourth quarter of 2011. Also, consistent with expected growing cash distributions from our interest in WPZ, we expect continued dividend increases on a quarterly basis. Our Board of Directors has approved a dividend of $0.25875 per share for the first quarter of 2012 and we expect total 2012 dividends to be $1.09 per share, which is approximately 41 percent higher than 2011.

Overview

Crude oil and NGL prices increased in 2011, while natural gas prices have remained relatively low. We have benefited from this environment as our 2011 income (loss) from continuing operations attributable to The Williams Companies, Inc. increased by $699 million compared to 2010. This increase is primarily reflective of a $460 million improvement in operating profit and $335 million of lower charges associated with early debt retirements in 2011 as compared to 2010. See additional discussion in Results of Operations.

Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe we have successfully positioned our energy infrastructure businesses for significant future growth, as highlighted by the following accomplishments during 2011 through the present:

•

In March 2011, Midstream Canada & Olefins announced a long-term agreement under which it will produce up to 17,000 barrels per day of ethane/ethylene mix for a chemical company in Alberta, Canada. We plan to expand two primary facilities located in Alberta to support the new agreement. (See Results of Operations – Segments, Midstream Canada & Olefins.)

•

In October 2011, Williams Partners executed an agreement with two significant producers to provide certain production handling services in the eastern deepwater Gulf of Mexico. We will design, construct and install a floating production system (Gulfstar FPS™) that will have the capacity to handle 60 thousand barrels per day (Mbbls/d) of oil, up to 200 million cubic feet per day (MMcf/d) of natural gas, and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be placed into service in 2014 and to be capable of serving as a central host facility for other deepwater prospects in the area. (See Results of Operations – Segments, Williams Partners.)

•

During 2011, Williams Partners placed into service expansions of a natural gas transmission system, compression facilities, and line facilities that provide an aggregate additional 599 Mdth/d of incremental firm capacity. We also filed an application with the FERC to increase capacity by 250 Mdth/d by expanding our natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. (See Results of Operations – Segments, Williams Partners.)

•

In January 2012, Williams Partners placed into service our Springville pipeline that will allow us to initially deliver approximately 300 MMcf/d into the Transco pipeline and full use of approximately 650 MMcf/d of capacity from various compression and dehydration expansion projects to our gathering business in Pennsylvania’s Marcellus Shale. (See Results of Operations – Segments, Williams Partners.)

•

Discovery, an equity method investee in which we own 60 percent and operate, announced in January 2012 that it signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the central deepwater Gulf of Mexico. To provide these services Discovery plans to construct a new deepwater pipeline which will have the capacity to flow approximately 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. (See Results of Operations – Segments, Williams Partners.)

•

In February 2012, Williams Partners completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC. These entities primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. This acquisition represents a strategic platform to enhance Williams Partners’ expansion in the Marcellus Shale by providing our customers with both operational flow assurance and marketing flexibility. (See Results of Operations - Segments, Williams Partners.)

•

In February 2012, we announced a new interstate gas pipeline joint venture with Cabot Oil & Gas Corporation. The new 120-mile Constitution Pipeline will connect Williams Partners’ gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. We will own 75 percent of Constitution Pipeline. This project, along with the newly acquired Laser Gathering System and our Springville pipeline are key steps in Williams Partners’ strategy to create the Susquehanna Supply Hub, a major natural gas supply hub in northeastern Pennsylvania.

Outlook for 2012

We believe we are well positioned to execute on our 2012 business plan and to further realize our growth opportunities. Economic and commodity price indicators for 2012 and beyond reflect continued improvement in the economic environment. However, these measures can be volatile and it is reasonably possible that the economy could worsen and/or commodity prices could decline, negatively impacting our future operating results.

Our business plan for 2012 includes planned capital and investment expenditures of at least $3.4 billion, of which we expect to fund primarily through cash on hand, cash flow from operations, and debt and equity issuances by WPZ. Our structure is designed to drive lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions. We expect to realize our growth opportunities through these continued investments in our businesses in a way that meets customer needs and enhances our competitive position by:

•	Continuing to invest in and grow our gathering, processing, and interstate natural gas pipeline systems;

•	Retaining the flexibility to adjust somewhat our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Potential risks and/or obstacles that could impact the execution of our plan include:

•	Availability of capital;

•	General economic, financial markets, or industry downturn;

•	Lower than anticipated energy commodity margins;

•	Lower than expected levels of cash flow from operations;

•	Counterparty credit and performance risk;

•	Decreased volumes from third parties served by our midstream businesses;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

We continue to address these risks through disciplined investment strategies, commodity hedging strategies, and maintaining at least $1 billion in consolidated liquidity from cash and cash equivalents and unused revolving credit facilities.

Accounting Pronouncements Issued But Not Yet Adopted

Accounting pronouncements that have been issued but not yet adopted may have an effect on our Consolidated Financial Statements in the future.

See Accounting Standards Issued But Not Yet Adopted in Note 1 of Notes to Consolidated Financial Statements for further information on recently issued accounting standards.

Critical Accounting Estimate

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

The following table presents the estimated increase (decrease) in net periodic benefit expense and obligations resulting from a one-percentage-point change in the specific assumption.

	Benefit Expense		Benefit Obligation
	One- Percentage- Point Increase	One- Percentage- Point Decrease	One- Percentage- Point Increase	One- Percentage- Point Decrease
	(Millions)
Pension benefits:
Discount rate	$(8)	$9	$(141)	$168
Expected long-term rate of return on plan assets	(10)	10	—	—
Rate of compensation increase	2	(1)	10	(8)
Other postretirement benefits:
Discount rate	(4)	5	(43)	53
Expected long-term rate of return on plan assets	(2)	2	—	—
Assumed health care cost trend rate	6	(5)	47	(39)

Our expected long-term rates of return on plan assets, as determined at the beginning of each fiscal year, are based on the average rate of return expected on the funds invested in the plans. We determine our long-term expected rates of return on plan assets using our expectations of capital market results, which includes an analysis of historical results as well as forward-looking projections. These capital market expectations are based on a long-term period of at least ten years and consider our investment strategy and mix of assets, which is weighted toward domestic and international equity securities. We develop our expectations using input from several external sources, including consultation with our third-party independent investment consultant. The forward-looking capital market projections are developed using a consensus of economists’ expectations for inflation, GDP growth, and dividend yield along with expected changes in risk premiums. The capital market return projections for specific asset classes in the investment portfolio are then applied to the relative weightings of the asset classes in the investment portfolio. The resulting rates are an estimate of future results and, thus, likely to be different than actual results.

In 2011, the fixed income exposure in the investment portfolios benefited while equities, particularly U.S. small capitalization stocks and international stocks, negatively impacted portfolio returns. While the 2011 investment performance did not meet our expected rates of return, the expected rates of return on plan assets are long-term in nature and are not significantly impacted by short-term market performance. Changes to our asset allocation would also impact these expected rates of return. The 2011 actual return on plan assets for our pension plans was breakeven for the year. The ten-year average rate of return on pension plan assets through December 2011 was approximately 4.1 percent.

The discount rates are used to measure the benefit obligations of our pension and other postretirement benefit plans. The objective of the discount rates is to determine the amount, if invested at the December 31 measurement date in a portfolio of high-quality debt securities, that will provide the necessary cash flows when benefit payments are due. Increases in the discount rates decrease the obligation and, generally, decrease the related expense. The discount rates for our pension and other postretirement benefit plans are determined separately based on an approach specific to our plans and their respective expected benefit cash flows as described in Note 7 of Notes to Consolidated Financial Statements. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term, high-quality debt securities as well as by the duration of our plans’ liabilities.

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

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2011. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Years Ended December 31,
	2011	$ Change from 2010*	% Change from 2010*	2010	$ Change from 2009*	% Change from 2009*	2009
	(Millions)
Revenues	$7,930	+1,292	+19%	$6,638	+1,360	+26%	$5,278
Costs and expenses:
Costs and operating expenses	5,550	-838	-18%	4,712	-1,000	-27%	3,712
Selling, general and administrative expenses	325	-12	-4%	313	+17	+5%	330
Other (income) expense – net	1	-16	NM	(15)	-19	-56%	(34)
General corporate expenses	187	+34	+15%	221	-57	-35%	164

Total costs and expenses	6,063			5,231			4,172

Operating income (loss)	1,867			1,407			1,106
Interest accrued – net	(573)	+19	+3%	(592)	+3	+1%	(595)
Investing income – net	168	-20	-11%	188	+150	NM	38
Early debt retirement costs	(271)	+335	+55%	(606)	-605	NM	(1)
Other income (expense) – net	11	+23	NM	(12)	-14	NM	2

Income (loss) from continuing operations before income taxes	1,202			385			550
Provision (benefit) for income taxes	124	-10	-9%	114	+90	+44%	204

Income (loss) from continuing operations	1,078			271			346
Income (loss) from discontinued operations	(417)	+776	+65%	(1,193)	-1,208	NM	15

Net income (loss)	661			(922)			361
Less: Net income attributable to noncontrolling interests	285	-110	-63%	175	-99	-130%	76

Net income (loss) attributable to
The Williams Companies, Inc.	$376			$(1,097)			$285

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

2011 vs. 2010

The increase in revenues is primarily due to higher marketing and NGL production revenues at Williams Partners as a result of higher average energy commodity prices, partially offset by a decrease in equity NGL production volumes. Additionally, fee revenues increased at Williams Partners primarily due to higher gathering, processing, and transportation fees. Midstream Canada & Olefins ethylene and Canadian NGL production revenues increased primarily resulting from higher average energy commodity prices and higher volumes.

The increase in costs and operating expenses is primarily due to increased costs associated with marketing purchases and operating costs at Williams Partners, partially offset by a decrease in NGL production costs. The higher marketing purchases are due to higher average energy commodity prices. Additionally, ethylene and NGL feedstock costs increased at Midstream Canada & Olefins reflecting higher average per-unit feedstock costs and higher volumes.

The unfavorable change in other (income) expense – net within operating income primarily reflects:

•	$15 million of lower involuntary conversion gains in 2011 as compared to 2010 at Williams Partners due to insurance recoveries that are in excess of the carrying value of the assets;

•	The absence of a $12 million gain in 2010 on the sale of certain assets at Williams Partners;

•	The absence of a $6 million favorable customer settlement in 2010 at Midstream Canada & Olefins;

•	$4 million lower sales of base gas from Hester Storage field in 2011 compared to 2010 at Williams Partners.

These unfavorable changes are partially offset by:

•	$19 million of income related to the Gulf Liquids litigation contingency accrual reduction in 2011 at Midstream Canada & Olefins (see Note 16 of Notes to Consolidated Financial Statements);

•	$10 million related to the reversal of project feasibility costs from expense to capital in 2011 at Williams Partners (see Note 4 of Notes to Consolidated Financial Statements).

The decrease in general corporate expenses is primarily due to the absence of $45 million of transaction costs incurred in 2010 associated with our strategic restructuring transaction.

The favorable change in operating income (loss) generally reflects an improved energy commodity price environment in 2011 compared to 2010, increased fee revenues, and the absence of costs associated with the strategic restructuring in 2010, partially offset by higher operating costs and an unfavorable change in other (income) expense – net as previously discussed.

The unfavorable change in investing income – net is primarily due to $32 million of decreased gains recognized in 2011 related to the 2010 sale of our interest in Accroven SRL. (See Note 3 of Notes to Consolidated Financial Statements.) This decrease is partially offset by an increase of $12 million in equity earnings, primarily at Williams Partners related to an increased ownership interest in Overland Pass Pipeline Company LLC.

Early debt retirement costs in 2011 reflect costs related to corporate debt retirements in December 2011, including $254 million in related premiums. (See Note 11 of Notes to Consolidated Financial Statements.) Early debt retirement costs in 2010 reflect costs related to corporate debt retirements associated with our first quarter 2010 strategic restructuring transaction, including premiums of $574 million.

Other (income) expense – net below operating income (loss) changed favorably primarily due to a $11 million decrease in environmental accruals in 2011 as compared to 2010.

Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income, partially offset by federal settlements in 2011 and an adjustment to reverse taxes on undistributed earnings of certain foreign operations that are now considered permanently reinvested. See Note 5 of Notes to Consolidated Financial Statements for a reconciliation of the effective tax rates compared to the federal statutory rate for both years.

Income (loss) from discontinued operations reflects the results of operations of our former exploration and production business as discontinued operations. See Note 2 of Notes to Consolidated Financial Statements.

The unfavorable change in net income attributable to noncontrolling interests reflects higher operating results at WPZ and increased noncontrolling interest ownership of WPZ as a result of WPZ equity issuances in 2010. These changes are partially offset by our greater ownership interest related to WPZ’s merger with Williams Pipeline Partners L.P., which was completed in 2010.

2010 vs. 2009

The increase in revenues is primarily due to higher marketing and NGL production revenues resulting from higher average energy commodity prices at Williams Partners. NGL and olefin production revenues at Midstream Canada & Olefins also increased due to higher average per-unit prices.

The increase in costs and operating expenses is primarily due to increased marketing purchases and NGL production costs at Williams Partners, reflecting higher average energy commodity prices. Additionally, NGL and olefin production costs at Midstream Canada & Olefins increased due to higher average per-unit feedstock costs.

Other (income) expense – net within operating income (loss) in 2009 includes a $40 million gain on the sale of our Cameron Meadows NGL processing plant at Williams Partners.

General corporate expenses in 2010 includes $45 million of transaction costs associated with our strategic restructuring transaction as discussed above.

The favorable change in operating income (loss) is primarily due to an improved energy commodity price environment in 2010 compared to 2009. The favorable change is partially offset by $45 million of transaction costs in 2010 associated with our strategic restructuring transaction and an unfavorable change in other (income) expense – net.

The increase in investing income – net is primarily due to the absence of a $75 million impairment charge in 2009 and a $43 million gain in 2010 on the sale of our 50 percent interest in Accroven at Other, and a $28 million increase in equity earnings at Williams Partners.

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

Net income attributable to noncontrolling interests increased reflecting higher results at WPZ due to an improved energy commodity price environment in 2010 compared to 2009, as well as the impact of the first-quarter 2009 impairments and related charges associated with our discontinued Venezuela operations.

Results of Operations — Segments

Williams Partners

Our Williams Partners segment includes WPZ, our consolidated master limited partnership, which includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering, processing, and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain and Gulf Coast regions of the United States. As of December 31, 2011, we own approximately 75 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.

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

Overview of 2011

Significant events during 2011 include the following:

Laser Northeast Gathering System Acquisition

In February 2012, we acquired the Laser Northeast Gathering System and other midstream businesses from Delphi Midstream Partners, LLC for $325 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments, and approximately 7.5 million of WPZ’s common units. The Laser Gathering System is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in Susquehanna County, Pennsylvania, as well as 10 miles of gathering pipeline in southern New York. The acquisition is supported by existing long-term gathering agreements that provide acreage dedications and volume commitments. As production in the Marcellus increases, the Laser system is expected to reach a capacity of 1.3 Bcf/d.

Marcellus Shale Gathering Asset Transition and Expansion

Our Springville pipeline was placed into service in January 2012, allowing us to deliver approximately 300 MMcf/d into the Transco pipeline. This new take-away capacity allows full use of approximately 650 MMcf/d of capacity from various compression and dehydration expansion projects to our gathering business in northeastern Pennsylvania’s Marcellus Shale which we acquired at the end of 2010. In conjunction with a long-term agreement with a significant producer, we are operating the 33-mile, 24-inch diameter natural gas gathering pipeline, connecting a portion of our gathering assets into the Transco pipeline. Expansions to the Springville compression facilities in 2012 are expected to increase the capacity to approximately 625 MMcf/d.

Construction of a new noncontiguous gathering system is complete and was placed into service in October 2011. This system currently has the capacity to deliver approximately 50 MMcf/d into a third-party interstate pipeline via the newly acquired Laser gathering system.

In early 2011, we assumed the operational activities for these gathering systems in northeastern Pennsylvania’s Marcellus Shale which we acquired at the end of 2010. The acquired business included 75 miles of gathering pipelines and two compressor stations. We expect to expand this gathering system to a planned capacity of 1.7 Bcf/d by 2015.

Keathley Canyon Connector™

Our equity investee, Discovery, plans to construct, own, and operate a new 215-mile 20-inch deepwater lateral pipeline for production from the Keathley Canyon Connector™, Walker Ridge, and Green Canyon areas in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from those fields. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon Connector™ area and will connect to Discovery’s existing 30-inch offshore gas transmission system. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. Construction is expected to begin in 2013, with a mid-2014 in-service date.

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

Eagle Ford Shale

We have completed construction on a pipeline segment and related modifications necessary to reverse the flow of an existing Transco pipeline segment in southwest Texas, which began to gather south Texas gas to our Markham gas processing facility in the second quarter of 2011. In addition, we connected a third-party pipeline to our Markham plant during the third quarter that is delivering Eagle Ford Shale gas to the plant. We have executed both fee-based and keep whole processing agreements which we expect will increase utilization of our Markham facility to the full gas processing capacity. Markham is subject to limited NGL take-away capacity until third-party pipeline connections are completed in early 2013.

Perdido Norte

During the fourth quarter of 2010, both oil and gas production began to flow on a sustained basis through our Perdido Norte expansion, located in the western deepwater of the Gulf of Mexico. The project included a 200 MMcf/d expansion of our Markham gas processing facility and a total of 179 miles of deepwater oil and gas lines that expand the scale of our existing infrastructure. While 2011 production volumes were significantly lower than originally expected, they have increased each quarter of 2011 as producers have resolved several technical issues. With these improvements and with the addition of a new well, we anticipate volumes in 2012 to be higher than in 2011.

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

Overland Pass Pipeline

We became the operator of OPPL effective April 1, 2011. We own a 50 percent interest in OPPL which includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Julesburg basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek plant in Colorado are dedicated for transport on OPPL under a long-term shipping agreement. We plan to participate in the construction of a pipeline connection and capacity expansions, expected to be complete in early 2013, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

Laurel Mountain

The initial phases of the Shamrock compressor station are in service, providing 60 MMcf/d of additional capacity, with further expansions planned in 2012. This compressor station is expandable to 350 MMcf/d and will likely be the largest central delivery point out of the Laurel Mountain system. Our equity investee continues to progress on further additions to the gathering infrastructure.

Volatile commodity prices

Average per-unit NGL margins in 2011 were significantly higher than in 2010, benefiting from a strong demand for NGLs resulting in higher NGL prices and slightly lower natural gas prices driven by abundant natural gas supplies.

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

85 North project

In September 2009, we received approval from the FERC to construct an expansion of our existing natural gas transmission system from Alabama to various delivery points as far north as North Carolina. Phase I was placed into service in July 2010 and it provides 90 thousand dekatherms per day (Mdth/d) of incremental firm capacity. Phase II was placed into service in May 2011 and it provides 219 Mdth/d of incremental firm capacity.

Mobile Bay South II project

In July 2010, we received approval from the FERC to construct additional compression facilities and modifications to existing Mobile Bay line facilities in Alabama allowing transportation service to various southbound delivery points. The project was placed into service in May 2011 and provides incremental firm capacity of 380 Mdth/d.

Outlook for 2012

The following factors could impact our business in 2012.

Commodity price changes

•

We expect our average per-unit NGL margins in 2012 to be comparable to 2011 and higher than our rolling five-year average per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude and natural gas prices are highly volatile, difficult to predict, and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

•

As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices in 2012, we have entered into NGL swap agreements to fix the prices of approximately 5 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink gas requirements for 2012. The combined impact of these energy commodity derivatives will provide a margin on the hedged volumes of $106 million. The following table presents our energy commodity hedging instruments as of February 15, 2012.

	Period	Volumes Hedged	Weighted Average Hedge Price

			(per gallon)
Designated as hedging instruments:
NGL sales - isobutane (million gallons)	Feb - Dec 2012	12.8	$1.89
NGL sales - normal butane (million gallons)	Feb - Dec 2012	19.3	$1.79
NGL sales - natural gasoline (million gallons)	Feb - Dec 2012	29.0	$2.27
			(per MMbtu)
Natural gas purchases (Tbtu)	Feb - Dec 2012	6.5	$2.76

Gathering, processing, and NGL sales volumes

•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities, which are influenced by natural gas prices.

•

In Williams Partners’ onshore midstream businesses, we anticipate significant growth in our gas gathering volumes as our infrastructure grows to support drilling activities in northeast Pennsylvania. We anticipate slight increases in gas gathering volumes in the Piceance basin and no change or slight declines in basins in the Rocky Mountain and Four Corners areas due to reduced drilling activity. We anticipate equity NGL volumes in 2012 to be comparable to 2011, as we expect little change in the volume of gas processed in the western onshore businesses. Sustained low gas prices could discourage producer drilling activities in our onshore areas and unfavorably impact the supply of natural gas available to gather and process in the long term.

•

In Williams Partners’ gulf coast businesses, we expect higher gas gathering, processing, and crude transportation volumes as production flowing through our Perdido Norte pipelines becomes consistent and other in-process drilling is completed. Increases in permitting, subsequent to the 2010 drilling moratorium, give us reason to expect gradual increased drilling activities in the Gulf of Mexico. In the Gulf Coast, our customers’ drilling activities are primarily focused on crude oil economics, rather than natural gas. We have not experienced, and do not anticipate an overall significant decline in volumes due to reduced drilling activities.

•

The operator of the third-party fractionator serving our NGL production transported on Overland Pass Pipeline has notified us of an expected 20- to 25-day outage in the second quarter of 2012 to accommodate their expansion efforts. The outage could result in a reduction to our equity volumes of up to approximately 20 million to 25 million gallons, along with price impacts; however we are evaluating methods to mitigate the impact.

•	We anticipate higher general and administrative, operating, and depreciation expense supporting our growing operations in northeast Pennsylvania, Piceance basin, and western Gulf of Mexico.

Expansion Projects

We have planned growth capital and investment expenditures of $2,305 million to $2,535 million in 2012. We plan to pursue expansion and growth opportunities in the Marcellus Shale region, Gulf of Mexico, and Piceance basin. Our ongoing major expansion projects include:

Marcellus Shale & Gulf of Mexico

As previously discussed, our ongoing major expansions to our gathering infrastructure in the Marcellus Shale region in northeastern Pennsylvania, including the acquisition of the Laser gathering system and related planned additions, expansions within our Laurel Mountain equity investment, also in the Marcellus Shale region, as well as our Gulfstar FPS™ floating production system and Discovery’s Keathley Canyon Connector™ pipeline, both located in the Gulf of Mexico.

Parachute

In conjunction with a new basin-wide agreement for all gathering and processing services provided by us to a customer in the Piceance basin, we plan to construct a 350 MMcf/d cryogenic gas processing plant. The Parachute TXP I plant is expected to be in service in 2014.

Mid-South

In August 2011, we received approval from the FERC to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $217 million. The project is expected to be phased into service in September 2012 and June 2013, with an expected increase in capacity of 225 Mdth/d.

Mid-Atlantic Connector

In July 2011, we received approval from the FERC to expand our existing natural gas transmission system from North Carolina to markets as far downstream as Maryland. The cost of the project is estimated to be $55 million and is expected to increase capacity by 142 Mdth/d. We plan to place the project into service in November 2012.

Northeast Supply Link

In December 2011, we filed an application with the FERC to expand our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. The cost of the project is estimated to be $341 million and is expected to increase capacity by 250 Mdth/d. We plan to place the project into service in November 2013.

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the total abandonment costs, which will be capital in nature, will be approximately $76 million which is expected to be spent through the first half of 2013. Through December 31, 2011, we have incurred approximately $38 million in abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 14 of Notes to Consolidated Financial Statements.)

For the year ended December 31, 2011, we incurred approximately $15 million of expense related primarily to assessment and monitoring costs to ensure the safety of the surrounding area.

Filing of rate cases

During 2012, we expect to file rate cases for both Transco and Northwest Pipeline, which are expected to result in new transportation and storage rates beginning in 2013.

Year-Over-Year Operating Results

	Year ended December 31,
	2011	2010	2009
	(Millions)
Segment revenues	$6,729	$5,715	$4,602

Segment profit	$1,896	$1,574	$1,317

2011 vs. 2010

The increase in segment revenues includes:

•	A $589 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are substantially offset by similar changes in marketing purchases.

•

A $244 million increase in revenues from our equity NGLs reflecting an increase of $272 million associated with a 25 percent increase in average NGL per-unit sales prices, partially offset by a decrease of $28 million associated with a 3 percent decrease in equity NGL volumes.

•

A $103 million increase in fee revenues primarily due to higher gathering and processing fee revenues. We have fees from new volumes on our gathering assets in the Marcellus Shale in northeastern Pennsylvania, which we acquired at the end of 2010, and on our Perdido Norte gas and oil pipelines in the western deepwater Gulf of Mexico, which went into service in late 2010. In addition, higher fees in the Piceance basin are primarily a result of an agreement executed in November 2010. These increases are partially offset by a decline in gathering and transportation fees in the eastern deepwater Gulf of Mexico primarily due to natural field declines.

•	A $68 million increase in transportation revenues associated with natural gas pipeline expansion projects placed in service during 2010 and 2011.

The increase in segment costs and expenses of $725 million includes:

•	A $574 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes are offset by similar changes in marketing revenues.

•

A $136 million increase in operating costs reflecting $84 million higher maintenance expenses, including maintenance expenses for our gathering assets in northeastern Pennsylvania acquired at the end of 2010, more maintenance performed on our assets in the western onshore businesses, additional maintenance related to the Eminence storage leak, and higher property insurance expense. In addition, depreciation expense is $43 million higher primarily due to our new Perdido Norte pipelines and our Echo Springs expansion, both of which went into service in late 2010, along with accelerated depreciation of our Lybrook plant which was idled in January 2012 when the gas was redirected to our Ignacio plant.

•

The absence of $30 million in gains recognized in 2010 associated with sale of certain assets in Colorado’s Piceance basin and involuntary conversion gains due to insurance recoveries in excess of the carrying value.

•

A $42 million decrease in costs associated with our equity NGLs reflecting a decrease of $21 million associated with a 5 percent decrease in average natural gas prices and a $21 million decrease reflecting lower equity NGL volumes.

The increase in William Partners’ segment profit includes:

•	$286 million of higher NGL production margins reflecting favorable commodity price changes.

•	A $103 million increase in fee revenues as previously discussed.

•	A $68 million increase in transportation revenues associated with natural gas pipeline expansion projects placed in service during 2010 and 2011.

•	A $15 million increase in margins related to the marketing of NGLs and crude.

•	A $33 million increase in equity earnings primarily due to the acquisition of additional interest in Gulfstream and an increased ownership interest in OPPL.

•	A $136 million increase in operating costs as previously discussed.

•	A $30 million unfavorable change related to gains recognized in 2010 as previously discussed.

2010 vs. 2009

The increase in segment revenues includes:

•	A $699 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are more than offset by similar changes in marketing purchases.

•	A $330 million increase in revenues associated with the production of NGLs reflecting an increase of $335 million associated with a 41 percent increase in average NGL per-unit sales prices.

•	A $56 million increase in fee revenues primarily due to higher gathering revenue in the Piceance basin as a result of permitted increases in the cost-of-service gathering rate in 2010.

The increase in segment costs and expenses of $884 million includes:

•	A $721 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes are substantially offset by similar changes in marketing revenues.

•	A $107 million increase in costs associated with the production of NGLs reflecting an increase of $101 million associated with a 30 percent increase in average natural gas prices.

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

•

$28 million increase in equity earnings, including a $10 million increase from Discovery primarily due to higher processing margins and new volumes from the Tahiti pipeline lateral expansion completed in 2009. In addition, equity earnings from Aux Sable are $10 million higher primarily due to higher processing margins, and equity earnings from our increased investment in OPPL were $5 million.

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

Midstream Canada & Olefins

Our Midstream Canada & Olefins segment includes our oil sands off-gas processing plant near Fort McMurray, Alberta, our NGL/olefin fractionation facility and butylene/butane (B/B) splitter facility at Redwater, Alberta, our NGL light-feed olefins cracker in Geismar, Louisiana along with associated ethane and propane pipelines, and our refinery grade propylene splitter in Louisiana. The products we produce are: NGLs, ethylene, propylene, and other co-products. Our NGL products include: propane, normal butane, isobutane/butylene (butylene), and condensate. Prior to the operation of the B/B splitter, we also produced and sold B/B mix product which is now separated and sold as butylene and normal butane.

Significant events for 2011

We signed a long-term agreement to initially produce 10,000 barrels per day (bbls/d) of ethane/ethylene mix for a third-party customer. We expect that we will ultimately increase our production of ethane/ethylene mix to 17,000 bbls/d and we expect to complete our expansions necessary to produce the initial barrels in the first quarter of 2013.

Outlook for 2012

The following factors could impact our business in 2012.

Commodity margin changes

While per-unit margins are volatile and highly dependent upon continued demand within the global economy, we believe that our gross commodity margins will be comparable or increase slightly over 2011 levels. NGL products are currently the preferred feedstock for ethylene and propylene production which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.

Allocation of capital to projects

We expect to spend $600 million to $700 million in 2012 on capital projects. The major expansion projects include:

•

The Boreal Pipeline project, which is a 12-inch diameter pipeline in Canada that will transport recovered NGLs and olefins from our extraction plant in Fort McMurray to our Redwater fractionation facility. The pipeline will have sufficient capacity to transport additional recovered liquids in excess of those from our current agreements. Construction is well underway and we anticipate an in-service date in the second quarter of 2012.

•

An expansion of our Geismar olefins production facility which is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. We are currently in the detailed engineering and procurement phase and expect to complete the expansion in the latter part of 2013.

•

The ethane recovery project, which is an expansion of our Canadian facilities that will allow us to recover ethane/ethylene mix from our operations that process off-gas from the Alberta oil sands. We plan to modify our oil sands off-gas extraction plant near Fort McMurray, Alberta, and construct a de-ethanizer at our Redwater fractionation facility. Our de-ethanizer is expected to initially process approximately 10,000 bbls/d of ethane/ethylene mix. As previously mentioned, we have signed a long-term contract to provide the ethane/ethylene mix to a third-party customer. Construction began in the fourth quarter of 2011 and we expect to complete the expansions and begin producing ethane/ethylene mix in the first quarter of 2013.

Year-Over-Year Operating Results

	Year ended December 31,
	2011	2010	2009
	(Millions)
Segment revenues	$1,312	$1,033	$753

Segment profit	$296	$172	$37

2011 vs. 2010

Segment revenues increased primarily due to:

•

$126 million higher ethylene production sales revenues due to 28 percent higher average per-unit sales prices on 6 percent higher volumes primarily resulting from the absence of a four-week plant maintenance outage in 2010.

•	$79 million higher NGL production revenues primarily resulting from:

•

Higher average per-unit sales prices driven by a change in our Canadian product mix. Through mid-2010, we sold B/B mix product, but in August 2010, we began producing and selling both butylene and normal butane that was produced by our new B/B splitter. The separated products receive higher values in the marketplace than the B/B mix sold previously.

•	Higher NGL sales prices resulting from higher market prices.

•	29 percent increased sales volumes on our Canadian butylene and normal butane products primarily due to lower volume impact of operational and maintenance issues in 2011 as compared to 2010.

•

$37 million higher propylene production revenues due to $68 million higher revenues from 26 percent higher average per-unit sales prices, partially offset by $31 million lower revenues resulting from 10 percent lower overall propylene production sales volumes. The lower sales volumes were primarily due to the net impact of the following:

•

18 percent lower volumes at our Louisiana refinery grade propylene splitter primarily due to marketing and supply and third-party storage constraints, and customer outages. The impact of the lower propylene splitter sales was substantially offset by similar changes in related costs.

•	10 percent higher propylene sales volumes at our Canadian facility primarily due to lower volume impact of operational and maintenance issues in 2011 as compared to 2010.

•	$30 million higher butadiene and debutanized aromatic concentrate (DAC) production sales revenues primarily due to higher average per-unit sales prices.

Segment costs and expenses increased $155 million primarily as a result of:

•	$93 million higher ethylene feedstock costs resulting from higher average per-unit feedstock costs and 6 percent higher volumes.

•	$17 million higher operating and maintenance expenses primarily resulting from higher repairs and maintenance at our Canadian facilities and Geismar plant.

•

$14 million higher NGL feedstock costs primarily due to higher average per-unit feedstock costs on certain products and increased volumes on our Canadian butylene and normal butane products primarily due to reduced maintenance and operational issues.

•

$14 million higher propylene feedstock costs resulting from $36 million higher costs from 19 percent higher average per-unit feedstock costs, partially offset by $22 million lower costs related to reduced propylene feedstock volumes primarily from the lower volumes at our Louisiana refinery grade splitter described above.

•	$11 million higher butadiene and DAC feedstock costs primarily due to higher per-unit feedstock costs.

•	$6 million higher general and administrative costs.

•	The absence of a $6 million favorable customer settlement in 2010.

These increases were partially offset by $19 million of 2011 income related to the reduction of our accrual for the Gulf Liquids litigation. (See Note 16 of Notes to Consolidated Financial Statements.)

Segment profit increased primarily due to:

•

$42 million higher Canadian NGL production margins on the butylene and normal butane products primarily resulting from higher average per-unit margins primarily driven by a change in product mix, higher NGL sales prices, and higher volumes.

•	$33 million higher Geismar ethylene production margins due to 27 percent higher per-unit margins on 6 percent higher volumes.

•	$24 million higher Canadian propylene production margins resulting from 37 percent higher per-unit margins and 10 percent higher volumes.

•	$23 million higher Canadian propane production margins due to 37 percent higher per-unit margins and 5 percent higher volumes.

•	$19 million higher Geismar butadiene and DAC production margins primarily resulting from higher average per-unit margins.

•	$19 million of 2011 income related to the reduction of our accrual for the Gulf Liquids litigation. (See Note 16 of Notes to Consolidated Financial Statements.)

These increases were partially offset by $17 million higher operating and maintenance expenses, $6 million higher general and administrative costs and the absence of a $6 million favorable customer settlement in 2010.

2010 vs. 2009

Segment revenues increased primarily due to:

•

$307 million higher NGL and olefins production revenues resulting from higher average per-unit prices. The new B/B splitter began producing and selling both butylene and normal butane in August 2010 and resulted in $22 million additional sales revenues over the 2009 B/B mix product sold. The separated products receive higher values in the marketplace than the B/B mix sold previously.

•

$27 million higher marketing revenues due to general increases in energy commodity prices on slightly higher volumes. The higher marketing revenues were more than offset by similar changes in marketing purchases described below.

Partially offsetting the increased revenue was a $57 million decrease from lower sales volumes primarily due to:

•	11 percent lower Geismar ethylene sales volumes, including the impact of a four-week plant maintenance outage at our Geismar plant during the fourth quarter of 2010.

•

12 percent lower propylene volumes sold primarily due to the absence of certain large 2009 propylene inventory sales and lower volumes available for processing at our Louisiana refinery grade propylene splitter.

Segment costs and expenses increased $145 million primarily as a result of:

•	$156 million higher NGL and olefins production product costs resulting from higher average per-unit feedstock costs.

•

$29 million increased marketing purchases due to general increases in energy commodity prices on slightly higher volumes. The increased marketing purchases more than offset similar changes in marketing revenues.

•	$9 million higher operating and general and administrative costs.

Partially offsetting the increased costs are decreases due to:

•	$45 million of reduced product costs resulting from the lower sales volumes described above.

•	$6 million favorable customer settlement in 2010.

Segment profit increased primarily due to $139 million higher NGL and olefins production margins resulting from significantly higher average per-unit margins on lower volumes.

Other

Other includes business activities that are not operating segments as well as corporate operations.

Year-Over-Year Operating Results

	Year ended December 31,
	2011	2010	2009
	(Millions)
Segment revenues	$25	$24	$27

Segment profit (loss)	$24	$68	$(41)

2011 vs. 2010

The unfavorable change in segment profit is primarily due to $32 million of decreased gains recognized in 2011 related to the 2010 sale of our interest in Accroven SRL. (See Note 3 of Notes to Consolidated Financial Statements.) We are pursuing collection of these past due amounts from Petróleos de Venezuela S.A. (PDVSA), as well as claims related to the 2009 expropriation of certain of our Venezuelan operations, which are reported as discontinued operations.

2010 vs. 2009

The favorable change in segment profit is primarily due to the net impact of recognizing $43 million in gains on the Accroven investment in 2010 while recording a $75 million impairment charge on that investment in 2009.

Management’s Discussion and Analysis of Financial Condition and Liquidity

Overview

In 2011, we continued to focus upon growth through disciplined investments in our businesses. Examples of this growth included:

•

Continued investment in Williams Partners’ gathering and processing capacity and infrastructure in the Marcellus Shale area, western United States, and deepwater Gulf of Mexico. Included is a project to design, construct and install a floating production system (Gulfstar FPS™) in the eastern deepwater Gulf of Mexico;

•	Expansion of Williams Partners’ interstate natural gas pipeline system to meet the demand of growth markets;

•	Expansion of Midstream Canada & Olefins’ facilities to increase production of an ethane/ethylene mix.

These investments were funded through cash flow from operations, debt offerings at WPZ and cash on hand.

Our former exploration and production business, WPX, continued to invest in development drilling programs during 2011 that were largely self-funded through cash flow from operations. In November 2011, WPX completed the issuance of $1.5 billion of senior unsecured notes. WPX distributed $981 million of the net proceeds to us and retained approximately $500 million to fund future investments. Primarily utilizing the distribution we received related to the WPX debt issuance, we retired $746 million of debt in December 2011. We completed the tax-free spin-off of 100 percent of WPX to our shareholders on December 31, 2011.

During 2011, the economy has shown mixed signs of recovery; however, financial markets continue to be volatile as fears of global recession persist. In consideration of our liquidity in this environment, we note that, as of December 31, 2011, we have $889 million of cash and cash equivalents and $2.9 billion of available credit capacity under our credit facilities. Our $900 million and WPZ’s $2 billion credit facilities do not expire until June 2016. (See additional discussion in the following Available Liquidity section.)

Outlook

Our plan for 2012 includes continued strong operating cash flows from our businesses. Lower-than-expected energy commodity prices would be somewhat mitigated by certain of our cash flow streams that are substantially insulated from short-term changes in commodity prices as follows:

•	Firm demand and capacity reservation transportation revenues under long-term contracts from our gas pipelines;

•	Fee-based revenues from certain gathering and processing services in our midstream businesses.

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for capital and investment expenditures, dividends and distributions, working capital, and tax and debt payments while maintaining a sufficient level of liquidity. In particular, we note the following assumptions for 2012:

•

We expect capital and investment expenditures to total between $3.4 billion and $3.8 billion in 2012. Of this total, maintenance capital expenditures, which are generally considered nondiscretionary and include expenditures to meet legal and regulatory requirements, to maintain and/or extend the operating capacity and useful lives of our assets, and to complete certain well connections, are expected to total between $520 million and $600 million. Expansion capital expenditures, which are generally more discretionary to fund projects in order to grow our business are expected to total between $2.88 billion and $3.2 billion. See Results of Operations – Segments, Williams Partners and Midstream Canada & Olefins for discussions describing the general nature of these expenditures;

•

We expect to pay total cash dividends of approximately $1.09 per common share, an increase of 41 percent over 2011 levels. We expect to increase our dividend quarterly through paying out substantially all of the cash distributions, net of applicable taxes, interest and costs, we receive from WPZ;

•

We expect to fund capital and investment expenditures, debt payments, dividends, and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, utilization of our revolving credit facilities, and proceeds from debt issuances and sales of equity securities as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.85 billion and $2.325 billion in 2012;

•	We expect to maintain consolidated liquidity (which includes liquidity at WPZ) of at least $1 billion from cash and cash equivalents and unused revolving credit facilities;

•	We expect WPZ to fund its $325 million of current debt maturities with a new debt issuance;

•

In January 2012, WPZ completed an equity issuance of 7 million common units representing limited partner interests in it at a price of $62.81 per unit. In February 2012, the underwriters exercised their option to purchase an additional 1.05 million common units for $62.81 per unit, with expected settlement on February 28, 2012;

•

On February 17, 2012, Williams Partners completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC in exchange for $325 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments, and approximately 7.5 million WPZ common units.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Sustained reductions in energy commodity prices from the range of current expectations;

•	Lower than expected distributions, including incentive distribution rights, from WPZ. WPZ’s liquidity could also be impacted by a lack of adequate access to capital markets to fund its growth;

•	Lower than expected levels of cash flow from operations from Midstream Canada & Olefins.

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2012. Our internal and external sources of consolidated liquidity include cash generated from our operations, cash and cash equivalents on hand, and our credit facilities. Additional sources of liquidity, if needed, include bank financings, proceeds from the issuance of long-term debt and equity securities, and proceeds from asset sales. These sources are available to us at the parent level and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances from WPZ. WPZ is expected to be self-funding through its cash flows from operations, use of its credit facility, and its access to capital markets. WPZ makes cash distributions to us in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights. Our ability to raise funds in the capital markets will be impacted by our financial condition, interest rates, market conditions, and industry conditions.

		December 31, 2011
	Expiration	WPZ	WMB		Total
		(Millions)
Available Liquidity
Cash and cash equivalents		$163	$726	(1)	$889
Available capacity under our $900 million senior unsecured revolving credit facility (2)	June 3, 2016		900		900
Capacity available to WPZ under its $2 billion senior unsecured revolving credit facility (3)	June 3, 2016	2,000			2,000

		$2,163	$1,626		$3,789

(1)

Includes $467 million of cash and cash equivalents that is being held by certain subsidiary and international operations and is not considered available for general corporate purposes. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.

(2)

In June 2011, we replaced our existing $900 million unsecured revolving credit facility agreement that was scheduled to expire in May 2012 with a new $900 million five-year senior unsecured revolving credit facility agreement. At December 31, 2011, we are in compliance with the financial covenants associated with this new credit facility agreement (see Note 11 of Notes to Consolidated Financial Statements).

(3)

In June 2011, WPZ replaced its existing $1.75 billion unsecured revolving credit facility agreement that was scheduled to expire in February 2013 with a new $2 billion five-year senior unsecured revolving credit facility agreement. At December 31, 2011, WPZ is in compliance with the financial covenants associated with this new credit facility agreement. This credit facility is only available to WPZ, Transco and Northwest Pipeline as co-borrowers (see Note 11 of Notes to Consolidated Financial Statements).

In addition to the credit facilities listed above, we have issued letters of credit totaling $21 million as of December 31, 2011, under certain bilateral bank agreements.

WPZ filed a shelf registration statement as a well-known, seasoned issuer in February 2012 that allows it to issue an unlimited amount of registered debt and limited partnership unit securities.

At the parent-company level, we filed a shelf registration statement as a well-known, seasoned issuer in May 2009 that allows us to issue an unlimited amount of registered debt and equity securities.

As described in Note 11 of Notes to Consolidated Financial Statements, we have determined that we have net assets that are technically considered restricted in accordance with Rule 4-08(e) of Regulation S-X of the Securities and Exchange Commission in excess of 25 percent of our consolidated net assets. We do not expect this determination will impact our ability to pay dividends or meet future obligations as the terms of WPZ’s partnership agreement require it to make quarterly distributions of all available cash, as defined, to its unitholders.

Credit Ratings

Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	WMB	WPZ
Standard and Poor’s (1)
Corporate Credit Rating	BBB-	BBB-
Senior Unsecured Debt Rating	BB+	BBB-
Outlook	Positive	Positive
Moody’s Investors Service (2)
Senior Unsecured Debt Rating	Baa3	Baa2
Outlook	Stable	Stable
Fitch Ratings (3)
Senior Unsecured Debt Rating	BBB-	BBB-
Outlook	Stable	Positive

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

On February 27, 2012, Moody’s Investors Service revised WMB’s rating outlook to stable from negative.

On February 27, 2012, Moody’s Investors Service upgraded WPZ’s senior unsecured debt rating to Baa2 from Baa3. The rating outlook was also revised to stable from under review for possible upgrade.

(3)

A rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. Fitch may add a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

On February 9, 2012, Fitch Ratings revised WMB’s outlook to stable from rating watch negative. WPZ’s outlook was also revised to positive from stable.

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of December 31, 2011, we estimate that a downgrade to a rating below investment grade for us or WPZ could require us to post up to $165 million or $134 million, respectively, in additional collateral with third parties.

Sources (Uses) of Cash

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Net cash provided (used) by:
Operating activities	$3,439	$2,651	$2,572
Financing activities	(342)	573	166
Investing activities	(3,003)	(4,296)	(2,310)

Increase (decrease) in cash and cash equivalents	$94	$(1,072)	$428

Operating activities

Our net cash provided by operating activities in 2011 increased from 2010 primarily due to higher operating income from our continuing businesses.

Our net cash provided by operating activities in 2010 increased slightly from 2009 primarily due to the improvement in the energy commodity price environment during the year.

Financing activities

Significant transactions include:

2011

•	$526 million of cash retained by WPX upon spin-off on December 31, 2011;

•	$746 million of notes and debentures retired in December 2011 and $254 million paid in associated premiums;

•	$1.5 billion received from WPX’s issuance of senior unsecured notes in November 2011;

•	$500 million received from WPZ’s public offering of senior unsecured notes in November 2011 primarily used to repay borrowings on its credit facility mentioned below;

•	$375 million received by Transco from the issuance of senior unsecured notes in August 2011;

•	$300 million paid to retire Transco’s senior unsecured notes that matured in August 2011;

•

$300 million received in revolver borrowings from WPZ’s $1.75 billion unsecured credit facility used for WPZ’s acquisition of a 24.5 percent interest in Gulfstream from us in May 2011. This obligation was transferred to WPZ’s new $2 billion unsecured credit facility at its inception in June 2011;

•	$150 million paid to retire WPZ’s senior unsecured notes that matured in June 2011;

•	We paid $457 million of quarterly dividends on common stock for the year ended December 31, 2011;

•	$425 million in net borrowings and payments related to WPZ’s revolving credit facility in 2011.

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

•

$600 million received from WPZ’s public offering of 4.125 percent senior unsecured notes in November 2010 primarily used to fund a portion of the cash consideration paid to our former exploration and production business for WPZ’s acquisition of certain gathering and processing assets in Colorado’s Piceance basin;

•	$430 million received in revolver borrowings from WPZ’s $1.75 billion unsecured credit facility primarily used to fund our increased ownership in OPPL, a transaction that closed in September 2010;

•	$437 million received from a WPZ equity offering used to reduce WPZ’s revolver borrowings mentioned above;

•	$3.491 billion received by WPZ in February 2010 from the issuance of $3.5 billion of senior unsecured notes related to our previously discussed restructuring;

•	$3 billion of senior unsecured notes retired in February 2010 and $574 million paid in associated premiums utilizing proceeds from the $3.5 billion debt issuance;

•	$250 million received from revolver borrowings on WPZ’s $1.75 billion unsecured credit facility in February 2010 to repay a term loan;

•	We paid $284 million of quarterly dividends on common stock for the year ended December 31, 2010.

2009

•

We received $595 million net cash from the issuance of $600 million aggregate principal amount of 8.75 percent senior unsecured notes due 2020 to fund general corporate expenses and capital expenditures;

•	We paid $256 million of quarterly dividends on common stock for the year ended December 31, 2009.

Investing activities

Significant transactions include:

2011

•	Capital expenditures totaled $2.8 billion in 2011;

•	We contributed $137 million to our Laurel Mountain equity investment.

2010

•

Capital expenditures totaled $2.8 billion in 2010. Included is approximately $599 million, including closing adjustments, related to our former exploration and production business’ acquisition in the Marcellus Shale in July 2010;

•

We paid approximately $949 million, including closing adjustments, for our former exploration and production business’ December 2010 business purchase, consisting primarily of oil and gas properties in the Bakken Shale;

•	We contributed $488 million to our investments, including a $424 million cash payment for WPZ’s September 2010 acquisition of an increased interest in OPPL;

•	We paid $150 million for WPZ’s December 2010 business purchase, consisting primarily of certain midstream assets in the Marcellus Shale.

2009

•

Capital expenditures totaled $2.4 billion, more than half of which related to our former exploration and production businesses. Included was a $253 million payment by our former exploration and production business for the purchase of additional properties in the Piceance basin;

•	We received $148 million as a distribution from Gulfstream following its debt offering;

•	We contributed $142 million to our investments, including $106 million related to our Laurel Mountain equity investment and $20 million related to our Gulfstream equity investment.

Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments

We have various other guarantees and commitments which are disclosed in Notes 9, 11, 15 and 16 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Contractual Obligations

The table below summarizes the maturity dates of our contractual obligations at December 31, 2011:

	2012	2013 - 2014	2015 - 2016	Thereafter	Total
			(Millions)
Long-term debt, including current portion:
Principal	$352	$—	$1,125	$7,272	$8,749
Interest	530	1,000	934	4,434	6,898
Capital leases	2	2	—	—	4
Operating leases (1)	44	69	55	148	316
Purchase obligations (2)	1,626	648	418	1,320	4,012
Other long-term liabilities (3) (4)	—	1	1	—	2

Total	$2,554	$1,720	$2,533	$13,174	$19,981

(1)

Includes a right-of-way agreement with the Jicarilla Apache Nation, which is considered an operating lease. We are required to make a fixed annual payment of $7.5 million and an additional annual payment, which varies depending on per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the right-of-way agreement. The table above for years 2013 and thereafter does not include such variable amounts related to this agreement as the variable amount is not yet determinable.

(2)

Includes an estimated $2.2 billion long-term ethane purchase obligation with index-based pricing terms that is reflected in this table at December 31, 2011 prices. This obligation is part of an overall exchange agreement whereby volumes we transport on OPPL are sold at a third-party fractionator in Conway, Kansas, and we are subsequently obligated to purchase ethane volumes at Mont Belvieu. The purchased ethane volumes may be utilized or resold at comparable prices in the Mont Belvieu market.

(3)

Does not include estimated contributions to our pension and other postretirement benefit plans. We made contributions to our pension and other postretirement benefit plans of $83 million in 2011 and $76 million in 2010. In 2012, we expect to contribute approximately $94 million to these plans (see Note 7 of Notes to Consolidated Financial Statements). Tax-qualified pension plans are required to meet minimum contribution requirements. In the past, we have contributed amounts to our tax-qualified pension plans in excess of the minimum required contribution. These excess amounts can be used to offset future minimum contribution requirements. During 2011, we contributed $60 million to our tax-qualified pension plans. In addition to these contributions, a portion of the excess contributions was used to meet the minimum contribution requirements. During 2012, we expect to contribute approximately $70 million to our tax-qualified pension plans and use excess amounts to satisfy minimum contribution requirements. Additionally, estimated future minimum funding requirements may vary significantly from historical requirements if actual results differ significantly from estimated results for assumptions such as returns on plan assets, interest rates, retirement rates, mortality, and other significant assumptions or by changes to current legislation and regulations.

(4)

We have not included income tax liabilities in the table above. See Note 5 of Notes to Consolidated Financial Statements for a discussion of income taxes, including our contingent tax liability reserves.

Effects of Inflation

Our operations have historically not been materially affected by inflation. Approximately 58 percent of our gross property, plant, and equipment is comprised of our interstate gas pipelines. These assets are subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, we anticipate being allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost-based regulation, along with competition and other market factors, may limit our ability to recover such increased costs. For the remainder of our business, operating costs are influenced to a greater extent by both competition for specialized services and specific price changes in crude oil and natural gas and related commodities than by changes in general inflation. Crude oil, natural gas, and NGL prices are particularly sensitive to the Organization of the Petroleum Exporting Countries (OPEC) production levels and/or the market perceptions concerning the supply and demand balance in the near future, as well as general economic conditions. However, our exposure to certain of these price changes is reduced through the use of hedging instruments and the fee-based nature of certain of our services.

Environmental

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and/or remedial processes at certain sites, some of which we currently do not own (see Note 16 of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $47 million, all of which are included in accrued liabilities and regulatory liabilities, deferred income and other on the Consolidated Balance Sheet at December 31, 2011. We will seek recovery of approximately $10 million of these accrued costs through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2011, we paid approximately $8 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $10 million in 2012 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. At December 31, 2011, certain assessment studies were still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

We are also subject to the Federal Clean Air Act (Act) and to the Federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Act. Pursuant to requirements of the 1990 Amendments and EPA rules designed to mitigate the migration of ground-level ozone, we have installed air pollution controls on existing sources at certain facilities in order to reduce ozone emissions.

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone nonattainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone nonattainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. In September 2011, the EPA announced it would not move forward with the proposed 2010 ozone NAAQS. Instead, the EPA will implement the 2008 ozone NAAQS that was stayed during the reconsideration process. The EPA is expected to designate ozone nonattainment areas under the 2008 NAAQS in second quarter 2012 and we are unable at this time to estimate the cost of additions that may be required to meet this new regulation. However, designation of new eight-hour ozone nonattainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment — net on the Consolidated Balance Sheet.

Additionally, in August 2010, the EPA promulgated National Emission Standards for Hazardous Air Pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the NESHAP regulations are estimated to include capital costs in the range of $24 million to $32 million through 2013, the compliance date.

In June 2010, the EPA promulgated a final rule establishing a new one-hour sulfur dioxide (SO2) NAAQS. The effective date of the new SO2 standard was August 23, 2010. This new standard is subject to challenge in federal court. EPA has not adopted final modeling guidance. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.

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

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facilities could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. (See Note 11 of Notes to Consolidated Financial Statements.)

The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2011 and 2010. Long-term debt in the tables represents principal cash flows, net of (discount) premium, and weighted-average interest rates by expected maturity dates. The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings.

	2012	2013	2014	2015	2016	Thereafter(1)	Total	Fair Value December 31, 2011
	(Millions)
Long-term debt, including current portion (2):
Fixed rate	$352	$—	$—	$750	$375	$7,241	$8,718	$10,043
Interest rate	6.0%	6.0%	6.0%	6.1%	6.2%	6.5%

	2011	2012	2013	2014	2015	Thereafter(1)	Total	Fair Value December 31, 2010
	(Millions)
Long-term debt, including current portion (2):
Fixed rate	$507	$352	$—	$—	$750	$7,495	$9,104	$9,990
Interest rate	6.4%	6.4%	6.3%	6.3%	6.4%	6.9%

(1)	Includes unamortized discount and premium.
(2)	Excludes capital leases.

Commodity Price Risk

We are exposed to the impact of fluctuations in the market price of natural gas and NGLs, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining a conservative capital structure and significant liquidity, as well as using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. (See Note 15 of Notes to Consolidated Financial Statements.)

We measure the risk in our portfolio using a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of the portfolio. Value-at-risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the portfolio. Our value-at-risk model uses a Monte Carlo method to simulate hypothetical movements in future market prices and assumes that, as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in fair value of the portfolio will not exceed the value at risk. The simulation method uses historical correlations and market forward prices and volatilities. In applying the value-at-risk methodology, we do not consider that the simulated hypothetical movements affect the positions or would cause any potential liquidity issues, nor do we consider that changing the portfolio in response to market conditions could affect market prices and could take longer than a one-day holding period to execute. While a one-day holding period has historically been the industry standard, a longer holding period could more accurately represent the true market risk given market liquidity and our own credit and liquidity constraints.

We segregate our derivative contracts into trading and nontrading contracts, as defined in the following paragraphs. We calculate value-at-risk separately for these two categories. Contracts designated as normal purchases or sales and nonderivative energy contracts have been excluded from our estimation of value at risk.

Trading

Our limited trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of less than $0.1 million at December 31, 2011. The value at risk for contracts held for trading purposes was less than $0.1 million at December 31, 2011 and zero at December 31, 2010.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment	Commodity Price Risk Exposure
Williams Partners	• Natural gas purchases
• NGL sales

Midstream Canada & Olefins	• NGL purchases and sales

The fair value of our nontrading derivatives was a net asset of $1 million at December 31, 2011.

The value-at-risk for derivative contracts held for nontrading purposes was zero at December 31, 2011, and 2010. During the year ended December 31, 2011, our value at risk for these contracts ranged from a high of $1 million to a low of zero.

Certain of the derivative contracts held for nontrading purposes in 2011 were accounted for as cash flow hedges but realized during the year. Of the total fair value on nontrading derivatives, cash flow hedges had a net asset value of zero as of December 31, 2011. Though these contracts would be included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

Trading Policy

We have policies and procedures that govern our trading and risk management activities. These policies cover authority and delegation thereof in addition to control requirements, authorized commodities, and term and exposure limitations.

Foreign Currency Risk

Net assets of our consolidated foreign operations, whose functional currency is the local currency, are located primarily in Canada were approximately $690 million and $580 million at December 31, 2011 and 2010, respectively. These foreign operations do not have significant transactions or financial instruments denominated in currencies other than their functional currency. However, these investments do have the potential to impact our financial position, due to fluctuations in these local currencies arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar would have changed stockholders’ equity by approximately $138 million at December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

The Williams Companies, Inc.

We have audited The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Williams Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Williams Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011, of The Williams Companies, Inc. and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The Williams Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Gulfstream Natural Gas System, L.L.C. (Gulfstream) (a limited liability corporation in which the Company has a 50 percent interest). The Company’s investment in Gulfstream constituted two percent of the Company’s assets as of both December 31, 2011 and 2010 and the Company’s equity earnings in the net income of Gulfstream constituted five and seventeen percent of the Company’s income from continuing operations before income taxes for the years ended December 31, 2011 and 2010, respectively, Gulfstream’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion on the 2011 and 2010 consolidated financial statements, insofar as it relates to the amounts included for Gulfstream, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Gulfstream Natural Gas System, L.L.C.

We have audited the balance sheet of Gulfstream Natural Gas System, L.L.C., (the “Company”), as of December 31, 2011 and 2010, and the related statements of operations, cash flows, and members’ equity and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas

February 23, 2012

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(Millions, except per-share amounts)
Revenues:
Williams Partners	$6,729	$5,715	$4,602
Midstream Canada & Olefins	1,312	1,033	753
Other	25	24	27
Intercompany eliminations	(136)	(134)	(104)

Total revenues	7,930	6,638	5,278

Segment costs and expenses:
Costs and operating expenses	5,550	4,712	3,712
Selling, general, and administrative expenses	325	313	330
Other (income) expense – net	1	(15)	(34)

Total segment costs and expenses	5,876	5,010	4,008

General corporate expenses	187	221	164

Operating income (loss):
Williams Partners	1,754	1,465	1,236
Midstream Canada & Olefins	300	172	37
Other	—	(9)	(3)
General corporate expenses	(187)	(221)	(164)

Total operating income (loss)	1,867	1,407	1,106

Interest accrued	(598)	(628)	(656)
Interest capitalized	25	36	61
Investing income – net	168	188	38
Early debt retirement costs	(271)	(606)	(1)
Other income (expense) – net	11	(12)	2

Income (loss) from continuing operations before income taxes	1,202	385	550
Provision (benefit) for income taxes	124	114	204

Income (loss) from continuing operations	1,078	271	346
Income (loss) from discontinued operations	(417)	(1,193)	15

Net income (loss)	661	(922)	361
Less: Net income attributable to noncontrolling interests	285	175	76

Net income (loss) attributable to The Williams Companies, Inc.	$376	$(1,097)	$285

Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$803	$104	$206
Income (loss) from discontinued operations	(427)	(1,201)	79

Net income (loss)	$376	$(1,097)	$285

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.36	$.17	$.35
Income (loss) from discontinued operations	(.72)	(2.05)	.14

Net income (loss)	$.64	$(1.88)	$.49

Weighted-average shares (thousands)	588,553	584,552	581,674

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.34	$.17	$.35
Income (loss) from discontinued operations	(.71)	(2.03)	.14

Net income (loss)	$.63	$(1.86)	$.49

Weighted-average shares (thousands)	598,175	590,699	585,955

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$889	$758
Accounts and notes receivable (net of allowance of $1 at December 31, 2011 and 2010, respectively)	637	497
Inventories	169	225
Assets of discontinued operations	—	897
Regulatory assets	40	51
Other current assets and deferred charges	159	102

Total current assets	1,894	2,530

Investments	1,391	1,240
Property, plant, and equipment – net	12,580	11,754
Assets of discontinued operations	—	8,828
Regulatory assets, deferred charges, and other	637	620

Total assets	$16,502	$24,972

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$691	$432
Accrued liabilities	631	738
Liabilities of discontinued operations	—	896
Long-term debt due within one year	353	508

Total current liabilities	1,675	2,574
Long-term debt	8,369	8,600
Deferred income taxes	1,660	1,738
Liabilities of discontinued operations	—	2,179
Regulatory liabilities, deferred income, and other	1,715	1,262
Contingent liabilities and commitments (Note 16)

Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 626 million shares issued at December 31, 2011 and 620 million shares issued at December 31, 2010)	626	620
Capital in excess of par value	8,417	8,269
Retained deficit	(5,820)	(478)
Accumulated other comprehensive income (loss)	(389)	(82)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	1,793	7,288
Noncontrolling interests in consolidated subsidiaries	1,290	1,331

Total equity	3,083	8,619

Total liabilities and equity	$16,502	$24,972

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total
	(Millions, except per-share amounts)
Balance, December 31, 2008	$613	$8,074	$874	$(80)	$(1,041)	$8,440	$614	$9,054
Comprehensive income (loss):
Net income (loss)	—	—	285	—	—	285	76	361
Other comprehensive income (loss):
Net change in cash flow hedges (Note 17)	—	—	—	(221)	—	(221)	—	(221)
Foreign currency translation adjustments	—	—	—	83	—	83	—	83
Pension benefits:
Net actuarial gain (loss)	—	—	—	46	—	46	7	53
Other postretirement benefits:
Prior service cost	—	—	—	4	—	4	—	4

Total other comprehensive income (loss)						(88)	7	(81)

Total comprehensive income (loss)						197	83	280
Cash dividends – common stock (Note 12)	—	—	(256)	—	—	(256)	—	(256)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Issuance of common stock from debentures conversion (Note 12)	3	25	—	—	—	28	—	28
Stock-based compensation, net of tax benefit	2	36	—	—	—	38	—	38
Other	—	—	—	—	—	—	4	4

Balance, December 31, 2009	618	8,135	903	(168)	(1,041)	8,447	572	9,019
Comprehensive income (loss):
Net income (loss)	—	—	(1,097)	—	—	(1,097)	175	(922)
Other comprehensive income (loss):
Net change in cash flow hedges (Note 17)	—	—	—	92	—	92	—	92
Foreign currency translation adjustments	—	—	—	29	—	29	—	29
Pension benefits:
Prior service cost	—	—	—	1	—	1	—	1
Net actuarial gain (loss)	—	—	—	(25)	—	(25)	—	(25)
Other postretirement benefits:
Prior service cost	—	—	—	(3)	—	(3)	—	(3)
Net actuarial gain (loss)	—	—	—	(8)	—	(8)	—	(8)

Total other comprehensive income (loss)						86	—	86

Total comprehensive income (loss)						(1,011)	175	(836)
Cash dividends – common stock (Note 12)	—	—	(284)	—	—	(284)	—	(284)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(145)	(145)
Issuance of common stock from debentures conversion (Note 12)	—	2	—	—	—	2	—	2
Sale of limited partner units of consolidated partnership	—	—	—	—	—	—	806	806
Stock-based compensation, net of tax benefit	2	55	—	—	—	57	—	57
Changes in Williams Partners L.P. ownership interest, net	—	77	—	—	—	77	(77)	—

Balance, December 31, 2010	620	8,269	(478)	(82)	(1,041)	7,288	1,331	8,619

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY – (Continued)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total
	(Millions, except per-share amounts)
Balance, December 31, 2010	620	8,269	(478)	(82)	(1,041)	7,288	1,331	8,619
Comprehensive income (loss):
Net income (loss)	—	—	376	—	—	376	285	661
Other comprehensive income (loss):
Net change in cash flow hedges (Note 17)	—	—	—	53	—	53	—	53
Foreign currency translation adjustments	—	—	—	(18)	—	(18)	—	(18)
Pension benefits:
Prior service cost	—	—	—	1	—	1	—	1
Net actuarial gain (loss)	—	—	—	(112)	—	(112)	—	(112)
Other postretirement benefits:
Prior service cost	—	—	—	(2)	—	(2)	—	(2)
Net actuarial gain (loss)	—	—	—	(13)	—	(13)	—	(13)
Unrealized gain (loss) on equity securities	—	—	—	3	—	3	—	3

Total other comprehensive income (loss)						(88)	—	(88)

Total comprehensive income (loss)						288	285	573
Cash dividends – common stock (Note 12)	—	—	(457)	—	—	(457)	—	(457)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(214)	(214)
Issuance of common stock from debentures conversion (Note 12)	1	13	—	—	—	14	—	14
Stock-based compensation, net of tax benefit	4	104	—	—	—	108	—	108
Changes in Williams Partners L.P. ownership interest, net	—	30	—	—	—	30	(30)	—
Distribution of WPX Energy, Inc. to shareholders (Note 2)	—	—	(5,261)	(219)	—	(5,480)	(81)	(5,561)
Other	1	1	—	—	—	2	(1)	1

Balance, December 31, 2011	$626	$8,417	$(5,820)	$(389)	$(1,041)	$1,793	$1,290	$3,083

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$661	$(922)	$361
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,614	1,507	1,469
Provision (benefit) for deferred income taxes	(179)	(155)	249
Provision for loss on goodwill, investments, property and other assets	882	1,735	386
Provision for doubtful accounts and notes	1	(6)	48
Amortization of stock-based awards	52	48	43
Early debt retirement costs	271	606	1
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(197)	(36)	52
Inventories	60	(81)	33
Margin deposits and customer margin deposits payable	(18)	(1)	4
Other current assets and deferred charges	(15)	43	7
Accounts payable	250	(14)	5
Accrued liabilities	51	(29)	(170)
Changes in current and noncurrent derivative assets and liabilities	7	(42)	36
Other, including changes in noncurrent assets and liabilities	(1)	(2)	48

Net cash provided by operating activities	3,439	2,651	2,572

FINANCING ACTIVITIES:
Proceeds from long-term debt	3,172	5,129	595
Payments of long-term debt	(2,055)	(4,305)	(33)
Proceeds from sale of limited partner units of consolidated partnership	—	806	—
Dividends paid	(457)	(284)	(256)
Dividends and distributions paid to noncontrolling interests	(214)	(145)	(129)
Cash of WPX Energy, Inc. at spin-off	(526)	—	—
Payments for debt issuance costs	(50)	(71)	(7)
Premiums paid on early debt retirements	(254)	(574)	—
Changes in restricted cash	—	—	40
Other – net	42	17	(44)

Net cash provided (used) by financing activities	(342)	573	166

INVESTING ACTIVITIES:
Capital expenditures(1)	(2,796)	(2,788)	(2,387)
Purchases of investments/advances to affiliates	(233)	(488)	(142)
Purchase of businesses	(41)	(1,099)	—
Distribution from Gulfstream Natural Gas System, L.L.C.	—	—	148
Other – net	67	79	71

Net cash used by investing activities	(3,003)	(4,296)	(2,310)

Increase (decrease) in cash and cash equivalents	94	(1,072)	428
Cash and cash equivalents at beginning of year(2)	795	1,867	1,439

Cash and cash equivalents at end of year(2)	$889	$795	$1,867

(1) Increases to property, plant, and equipment	$(2,953)	$(2,755)	$(2,314)
Changes in related accounts payable and accrued liabilities	157	(33)	(73)

Capital expenditures	$(2,796)	$(2,788)	$(2,387)

(2)	Except for cash and cash equivalents at end of year 2011, includes cash from our former exploration and production business (See Note 2).

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Our operations are located principally in the United States and are organized into the following reporting segments: Williams Partners and Midstream Canada & Olefins. All remaining business activities are included in Other.

Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ) and includes gas pipeline and domestic midstream businesses. The gas pipeline businesses include 100 percent of Transcontinental Gas Pipe Line Company, LLC (Transco), 100 percent of Northwest Pipeline GP (Northwest Pipeline), and 49 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). WPZ’s midstream operations are composed of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in Pennsylvania’s Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and natural gas liquid (NGL) fractionation and transportation assets. WPZ’s midstream assets also include substantial operations and investments in the Four Corners region, as well as an NGL fractionator and storage facilities near Conway, Kansas.

Our Midstream Canada & Olefins segment includes our oil sands off-gas processing plant near Fort McMurray, Alberta, our NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta, our NGL light-feed olefins cracker in Geismar, Louisiana, along with associated ethane and propane pipelines, and our refinery grade splitter in Louisiana.

Other includes other business activities that are not operating segments, as well as corporate operations.

Basis of Presentation

In May 2011, we contributed a 24.5 percent interest in Gulfstream to WPZ in exchange for aggregate consideration of $297 million of cash, 632,584 limited partner units, and an increase in the capital account of its general partner to allow us to maintain our 2 percent general partner interest. Williams Partners now holds a 49 percent interest in Gulfstream. We also own an additional 1 percent interest in Gulfstream reported in Other. Prior period segment disclosures have not been adjusted for this transaction as the impact, which was less than 2.5 percent of Williams Partners’ segment profit for all periods affected, was not material. Equity earnings related to this interest in Gulfstream that have not been recast for the years ended December 31, 2011, 2010, and 2009 are $12 million, $32 million, and $30 million, respectively.

Master limited partnership

At December 31, 2011, we own approximately 75 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and incentive distribution rights.

WPZ is self funding and maintains separate lines of bank credit and cash management accounts. Cash distributions from WPZ to us, including any associated with our incentive distribution rights, occur through the normal partnership distributions from WPZ to all partners.

Discontinued operations

WPX separation

On December 31, 2011, we completed the tax-free spin-off of our 100 percent interest in WPX Energy, Inc. (WPX), to our shareholders. WPX was formed in April 2011 to hold our former exploration and production business. The spin-off was completed by means of a special stock dividend, which consisted of a distribution of one share of WPX common stock for every three shares of our common stock.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 30, 2011, we entered into a Separation and Distribution Agreement with WPX which at the time was a wholly owned subsidiary, pursuant to which WPX would be legally and structurally separated from us. In addition to, and concurrently with, this agreement, we entered into certain ancillary agreements with WPX, including, (i) an Employee Matters Agreement that sets forth agreements as to certain employment, compensation, and benefits matters, (ii) a Tax Sharing Agreement that governs rights and obligations after the spin-off with respect to matters regarding U.S. Federal, state, local, and foreign income taxes and other taxes, including tax liabilities and benefits, attributes, returns, and contests, and (iii) a Transition Services Agreement under which we or certain of our subsidiaries will provide WPX with certain services for a limited time to help ensure an orderly transition following the Distribution Date.

For periods prior to the spin-off, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of our former exploration and production business as discontinued operations. At December 31, 2011, all net assets of our former exploration and production business have been removed from our consolidated balance sheet as the spin-off was complete. (See Note 2.)

Unless indicated otherwise, the information in the Notes to the consolidated Financial Statements relates to our continuing operations.

Accounting standards issued but not yet adopted

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income” (ASU 2011-5). ASU 2011-5 requires presentation of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements. ASU 2011-5 requires separate presentation in both net income and other comprehensive income of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The new guidance does not change the items reported in other comprehensive income, nor affect how earnings per share is calculated and presented. We currently report net income in the Consolidated Statement of Operations and report other comprehensive income in the Consolidated Statement of Changes in Equity. In December 2011, The FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-12 defers the effective date for only the presentation requirements related to reclassifications in ASU 2011-5. During this deferral period, ASU 2011-12 states that we should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Both standards are effective beginning the first quarter of 2012, with retrospective application to prior periods. We will apply the new guidance for both standards beginning in 2012.

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates and assumptions include:

•	Impairment assessments of investments and long-lived assets;

•	Litigation-related contingencies;

•	Environmental remediation obligations;

•	Realization of deferred income tax assets;

•	Asset retirement obligations;

•	Pension and postretirement valuation variables.

These estimates are discussed further throughout these notes.

Regulatory accounting

Transco and Northwest Pipeline are regulated by the Federal Energy Regulatory Commission (FERC). Their rates established by the FERC are designed to recover the costs of providing the regulated services, and their competitive environment makes it probable that such rates can be charged and collected. Therefore, our management has determined that it is appropriate to account for and report regulatory assets and liabilities related to these operations consistent with the economic effect of the way in which their rates are established. Accounting for these businesses that are regulated can differ from the accounting requirements for nonregulated businesses. The components of our regulatory assets and liabilities relate to the effects of deferred taxes on equity funds used during construction, asset retirement obligations, fuel cost differentials, levelized incremental depreciation, negative salvage, and postretirement benefits.

Cash and cash equivalents

Cash and cash equivalents includes amounts primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These have maturity dates of three months or less when acquired.

Accounts receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of our customers, and the amount and age of past due accounts. We consider receivables past due if full payment is not received by the contractual due date. Interest income related to past due accounts receivable is generally recognized at the time full payment is received or collectability is assured. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Inventory valuation

All inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the average-cost method. We determine the cost of certain natural gas inventories held by Transco using the last-in, first-out (LIFO) cost method. There was no LIFO inventory at December 31, 2011. LIFO inventory at December 31, 2010 was $9 million.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, plant, and equipment

Property, plant, and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions, and judgments relative to capitalized costs, useful lives, and salvage values.

As regulated entities, Northwest Pipeline and Transco provide for depreciation using the straight-line method at FERC-prescribed rates. Depreciation for nonregulated entities is provided primarily on the straight-line method over estimated useful lives, except for certain offshore facilities that apply a declining balance method. (See Note 9.)

Gains or losses from the ordinary sale or retirement of property, plant, and equipment for regulated pipelines are credited or charged to accumulated depreciation; other gains or losses are recorded in other (income) expense — net included in operating income (loss) or other (income) expense — net below operating income (loss).

Ordinary maintenance and repair costs are generally expensed as incurred. Costs of major renewals and replacements are capitalized as property, plant, and equipment.

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. As regulated entities, Northwest Pipeline and Transco record the ARO asset depreciation offset to a regulatory asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as a corresponding accretion expense included in costs and operating expenses, except for regulated entities, for which the liability is offset by a regulatory asset as management expects to recover amounts in future rates. The regulatory asset is amortized commensurate with our collection of those costs in rates.

Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium.

Contingent liabilities

We record liabilities for estimated loss contingencies, including environmental matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. These liabilities are calculated based upon our assumptions and estimates with respect to the likelihood or amount of loss and upon advice of legal counsel, engineers, or other third parties regarding the probable outcomes of the matters. These calculations are made without consideration of any potential recovery from third-parties. We recognize insurance recoveries or reimbursements from others when realizable. Revisions to these liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions or estimates.

Cash flows from revolving credit facilities

Proceeds and payments related to borrowings under our credit facilities are reflected in the financing activities of the Consolidated Statement of Cash Flows on a gross basis.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

Derivative instruments and hedging activities

We may utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swap agreements and forward contracts involving short- and long-term purchases and sales of physical energy commodities. We report the fair value of derivatives, except for those for which the normal purchases and normal sales exception has been elected, in other current assets and deferred charges; regulatory assets, deferred charges, and other; accrued liabilities; or regulatory liabilities, deferred income, and other. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual trades. We report these amounts on a gross basis. Additionally, we report cash collateral receivables and payables with our counterparties on a gross basis.

The accounting for the changes in fair value of a commodity derivative can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in a qualifying hedging relationship	Hedge accounting
All other derivatives	Mark-to-market accounting

We may elect the normal purchases and normal sales exception for certain short- and long-term purchases and sales of physical energy commodities. Under accrual accounting, any change in the fair value of these derivatives is not reflected on the balance sheet after the initial election of the exception.

We have also designated a hedging relationship for certain commodity derivatives. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We establish hedging relationships pursuant to our risk management policies. We evaluate the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in revenues or costs and operating expenses.

For commodity derivatives designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (AOCI) and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in revenues or costs and operating expenses. Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in revenues or costs and operating expenses at that time. The change in likelihood of a forecasted transaction is a judgmental decision that includes qualitative assessments made by management.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For commodity derivatives that are not designated in a hedging relationship, and for which we have not elected the normal purchases and normal sales exception, we report changes in fair value currently in revenues or costs and operating expenses.

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

Revenues

Revenues from Williams Partners’ gas pipeline businesses are primarily from services pursuant to long-term firm transportation and storage agreements. These agreements provide for a reservation charge based on the volume of contracted capacity and a commodity charge based on the volume of gas delivered, both at rates specified in our FERC tariffs. We recognize revenues for reservation charges ratably over the contract period regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges, from both firm and interruptible transportation services, and storage injection and withdrawal services, are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility.

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

As a result of the ratemaking process, certain revenues collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel, and other risks.

Revenues from Williams Partners’ midstream operations include those derived from natural gas gathering and processing services and are performed under volumetric-based fee contracts, keep-whole, agreements and percent-of-liquids arrangements. Revenues under volumetric-based fee contracts are recorded when services have been performed. Under keep-whole and percent-of-liquids processing contracts, we retain the rights to all or a portion of the NGLs extracted from the producers’ natural gas stream and recognize revenues when the extracted NGLs are sold and delivered.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oil gathering and transportation revenues and offshore production handling fees of Williams Partners’ midstream operations are recognized when the services have been performed. Certain offshore production handling contracts contain fixed payment terms that result in the deferral of revenues until such services have been performed.

Within Williams Partners, we market NGLs that we purchase from our producer customers as part of the overall service provided to producers. Revenues from marketing NGLs are recognized when the products have been sold and delivered.

Storage revenues under prepaid contracted storage capacity contracts primarily within Williams Partners are recognized evenly over the life of the contract as services are provided.

Our midstream Canada business has processing and fractionation operations where we retain certain NGLs and olefins from an upgrader’s off-gas stream and we recognize revenues when the fractionated products are sold and delivered. Our domestic olefins business produces olefins from purchased feed-stock, and we recognize revenues when the olefins are sold and delivered.

Impairment of long-lived assets and investments

We evaluate our long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred and we apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes including selling in the near term or holding for the remaining estimated useful life. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

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

Judgments and assumptions are inherent in our management’s estimate of undiscounted future cash flows and an asset’s or investment’s fair value. Additionally, judgment is used to determine the probability of sale with respect to assets considered for disposal.

Interest capitalized

We capitalize interest during construction on major projects with construction periods of at least three months and a total project cost in excess of $1 million. Interest is capitalized on borrowed funds and where

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

regulation by the FERC exists, on internally generated funds. The latter is included in other income (expense) — net below operating income (loss). The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by nonregulated companies are based on the average interest rate on debt.

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

Effective with the spin-off of WPX on December 31, 2011, certain state and federal tax attributes (primarily alternative minimum tax credits) will be allocated between us and WPX pursuant to the consolidated return regulations. Although the final allocation of these tax attributes cannot be determined until the consolidated tax returns for tax year 2011 are complete, an estimate of the allocated tax attributes has been recorded in 2011.

Earnings (loss) per common share

Basic earnings (loss) per common share is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share includes any dilutive effect of stock options, nonvested restricted stock units and, for applicable periods presented, convertible debt, unless otherwise noted.

Foreign currency translation

Certain of our foreign subsidiaries use the Canadian dollar as their functional currency. Assets and liabilities of such foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations are translated into the U.S. dollar at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of accumulated other comprehensive income (loss).

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the Consolidated Statement of Operations.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

In addition to the accounting policies previously discussed, the following policies were considered significant to our former exploration and production business.

•	Significant estimates and assumptions included the valuation of oil and natural gas reserves, valuation of derivatives and hedge accounting correlations and probability;

•

Property, plant and equipment related to oil and gas exploration and production activities were accounted for under the successful efforts method. Depreciation, depletion and amortization was provided under the units-of-production method on a field basis;

•

Goodwill was evaluated at least annually for impairment by first comparing our management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. As a result of significant declines in forward natural gas prices during the third quarter of 2010, we performed an impairment assessment of our goodwill which resulted in a $1 billion impairment (See Note 2);

•	Revenues for sales of natural gas were recognized when the product was sold and delivered;

•

Impairments of proved properties, including developed and undeveloped, were assessed using estimated future undiscounted cash flows on a field basis. Unproved properties included lease acquisition costs and costs of acquired unproved reserves. These costs were assessed for impairment as conditions warranted.

Note 2. Discontinued Operations

On December 31, 2011, we completed the tax-free spin-off of our interest in WPX to our shareholders. The spin-off was completed by means of a special stock dividend. (See Note 1.) The dividend to our shareholders on December 31, 2011, represented approximately $10.3 billion of assets, $4.8 billion of liabilities and $5.5 billion of net equity, which includes approximately $219 million of accumulated other comprehensive income (AOCI). The carrying value of AOCI is primarily related to net unrealized gains from WPX’s cash flow hedges associated with energy commodity derivatives.

The following summarized results of discontinued operations reflect the results of operations of our former exploration and production business as discontinued operations. Each period presented includes the results of intercompany transactions with our continuing business, such as sales of commodities and charges for gathering, processing and transportation services. Although we expect certain of these types of transactions to continue in the future, the expected continuing cash flows are not considered significant; thus, the operations and cash flows of our former exploration and production business are considered to be eliminated from our ongoing operations. The summarized results of discontinued operations also include certain of our former Venezuela operations, whose facilities were expropriated by the Venezuelan government in May 2009, and settlement of various items pertaining to operations discontinued prior to periods covered by this report.

The December 31, 2010 summarized assets and liabilities of discontinued operations reflects our former exploration and production business. At December 31, 2011, the net assets of this former business have been eliminated from our consolidated balance sheet as the spin-off was complete.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized Results of Discontinued Operations

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Revenues	$3,997	$4,042	$3,684

Income (loss) from discontinued operations before impairments, gain on deconsolidation and income taxes	$223	$350	$338
Impairments	(755)	(1,682)	(242)
Gain on deconsolidation	—	—	9
(Provision) benefit for income taxes	115	139	(90)

Income (loss) from discontinued operations	$(417)	$(1,193)	$15

Income (loss) from discontinued operations:
Attributable to noncontrolling interests	$10	$8	$(64)
Attributable to The Williams Companies, Inc.	$(427)	$(1,201)	$79

Income (loss) from discontinued operations before impairments, gain on deconsolidation and income taxes for 2011 and 2010 primarily reflect the results of operations of our discontinued exploration and production business (see Note 1), including $42 million of transaction costs related to the spin-off recognized in 2011.

Income (loss) from discontinued operations before impairments, gain on deconsolidation and income taxes for 2009 primarily reflects $420 million of income from our discontinued exploration and production business. Also reflected are $104 million of losses from our discontinued Venezuela operations and a $15 million gain related to our former coal operations.

Impairments in 2011 reflect $367 million and $180 million of impairments of capitalized costs of certain natural gas producing properties of our discontinued exploration and production business in the Powder River basin and the Barnett Shale, respectively, $29 million of write-downs to estimates of fair value less costs to sell the assets of our discontinued exploration and production business in the Arkoma basin, and a noncash impairment of $179 million in connection with the spin-off of WPX to reflect the difference between the carrying value of our investment in WPX and the estimated fair value of WPX at the time of spin-off. See further discussion below regarding the determination of the fair value of WPX. These nonrecurring fair value measurements fall within Level 3 of the fair value hierarchy.

Impairments in 2010 include a $1,003 million impairment of domestic goodwill (to an implied fair value of zero at the assessment date) and $678 million of impairments of capitalized costs of certain natural gas producing properties in the Barnett Shale and acquired unproved reserves in the Piceance basin of our discontinued exploration and production business (to their estimated fair value of $320 million at the assessment date). These nonrecurring fair value measurements fell within Level 3 of the fair value hierarchy.

For the goodwill evaluation, we used an income approach (discounted cash flow) for valuing reserves. The significant inputs into the valuation of proved and unproved reserves included estimated reserve quantities, forward natural gas prices, anticipated drilling and operating costs, anticipated production curves, income taxes, and appropriate discount rates.

For our assessment of the carrying value of our natural gas producing properties and costs of acquired unproved reserves, we utilized estimates of future cash flows, in certain cases including purchase offers received. Significant judgments and assumptions in these assessments are similar to those used in the goodwill evaluation

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and include estimates of natural gas reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs, and an applicable discount rate commensurate with risk of the underlying cash flow estimates.

Impairments for 2009 primarily reflect a $211 million impairment of our Venezuela property, plant, and equipment that was expropriated by the Venezuelan government in 2009. We are pursuing collection of claims related to that expropriation. Also included is an impairment charge of $20 million related to natural gas producing properties and acquired unproved reserves of our discontinued exploration and production business and an $11 million impairment of a cost-based investment related to our interest in a Venezuelan corporation that owns and operates oil and gas activities.

Gain on deconsolidation reflects the gain recognized when we deconsolidated the entities that owned and operated our Venezuela gas compression facilities prior to their expropriation by the Venezuelan government in 2009.

(Provision) benefit for income taxes for 2011 includes a $26 million net tax benefit associated with the write-down of certain indebtedness related to our former power operations.

(Provision) benefit for income taxes for 2009 includes a $76 million benefit from the reversal of deferred tax balances related to our discontinued Venezuela operations.

Impairment of our investment in WPX

In conjunction with accounting for the spin-off of WPX, we evaluated whether there was an indicator of impairment of the carrying value of the investment at the date of the spin-off. Because the market capitalization of WPX as determined by its closing stock price on December 30, 2011 pursuant to the “when issued” trading market was less than our investment in WPX, we determined that an indicator of impairment was present and conducted an evaluation of the fair value of our investment in WPX at the date of the spin-off.

To determine the fair value at the time of spin-off, we considered several valuation approaches to derive a range of fair value estimates. These included consideration of the “when issued” stock price at December 30, 2011, an income approach, and a market approach. While the “when issued” stock price approach utilizes the most observable inputs of the three approaches, we note that the short trading duration, low trading volumes and lack of liquidity in the “when issued” market, among other factors, serve to limit this input in being solely determinative of the fair value of WPX. As such, we also considered the other valuation approaches in estimating the overall fair value of WPX, though giving preferential weighting to the “when issued” stock price approach.

Key variables and assumptions included the application of a control premium of up to 30 percent to the December 30, 2011 “when issued” trading value based on transactions involving energy companies. For the income approach, we estimated the fair value of WPX using a discounted cash flow analysis of their oil and natural gas reserves, primarily adjusted for long-term debt. Implicit in this approach was the use of forward market prices and discount rates that considered the risk of the respective reserves. After tax discount rates assumed to be used by market participants were an average of 11.25 percent for proved reserves, 13.25 percent to 15.25 percent for probable reserves and 15.25 percent to 18.25 percent for possible reserves. For the market approach, we considered multiples of cash flows derived from the value of comparable companies utilizing their respective traded stock prices, adjusted for a control premium consistent with levels noted above. Using these methodologies, we computed a range of estimated fair values from $4.5 billion to $6.7 billion. After giving preferential weighting to the “when issued” valuation, we computed an estimated fair value of approximately $5.5 billion.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of this evaluation, we have recorded an impairment charge which is nondeductible for tax purposes. This amount served to reduce the investment basis of the net assets accounted for as a dividend upon the spin-off at December 31, 2011.

Summarized Assets and Liabilities of Discontinued Operations

December 31, 2010
(Millions)
Cash and cash equivalents	$37
Accounts receivable - net	362
Inventories	78
Derivative assets	400
Other current assets and deferred charges	20

Total current assets of discontinued operations	897
Investments	104
Property, plant and equipment - net	8,518
Derivative assets	173
Goodwill	8
Other assets and deferred charges	25

Total noncurrent assets of discontinued operations	8,828

Total assets	$9,725

Accounts payable	$486
Accrued liabilities	263
Derivative liabilities	147

Total current liabilities of discontinued operations	896
Deferred income taxes	1,711
Derivative liabilities	142
Other liabilities and deferred income	326

Total noncurrent liabilities of discontinued operations	2,179

Total liabilities	$3,075

Energy Commodity Derivatives Associated with Discontinued Operations

Our former exploration and production business produced, bought, and/or sold natural gas and crude oil at different locations throughout the United States. It also entered into forward contracts to buy and sell natural gas to maximize the economic value of transportation agreements and storage capacity agreements. To reduce exposure to a decrease in revenues or margins from fluctuations in natural gas and crude oil market prices, it entered into natural gas and crude oil futures contracts, swap agreements, and financial option contracts to mitigate the price risk on forecasted sales of natural gas and crude oil. It also entered into basis swap agreements to reduce the locational price risk associated with its producing basins.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gains and Losses

The following table presents pre-tax gains and losses for our former exploration and production business’ energy commodity derivatives designated as cash flow hedges. The amounts previously recognized within revenues or costs and operating expenses are now presented within discontinued operations.

	Years ended December 31,
	2011	2010	Classification
	(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$413	$507	AOCI

Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$332	$355	Income (loss) from discontinued operations

Gain (loss) recognized in income (ineffective portion)	$—	$9	Income (loss) from discontinued operations

The following table presents pre-tax gains and losses for energy commodity derivatives not designated as hedging instruments. The amounts previously recognized within revenues or costs and operating expenses are now presented within discontinued operations.

	Years Ended December 31,
	2011	2010
	(Millions)
Revenues	$30	$47
Costs and operating expenses	—	28

Net gain (loss)	$30	$19

Recurring Fair Value Measurement Disclosures Related to Assets and Liabilities of Discontinued Operations

The following table presents, by level within the fair value hierarchy, our assets and liabilities related to discontinued operations that were measured at fair value on a recurring basis.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Millions)
Energy derivative assets	$96	$475	$2	$573
Energy derivative liabilities	$78	$210	$1	$289

Energy derivatives included commodity based exchange-traded contracts and over-the-counter (OTC) contracts. Exchange-traded contracts included futures, swaps, and options. OTC contracts included forwards, swaps and options.

The instruments included in these Level 1 measurements consisted of energy derivatives that were exchange-traded. Exchange-traded contracts included New York Mercantile Exchange and Intercontinental Exchange contracts and were valued based on quoted prices in these active markets.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The instruments included in these Level 2 measurements consisted primarily of OTC instruments. Forward, swap, and option contracts included in Level 2 were valued using an income approach including present value techniques and option pricing models. Option contracts, which hedged future sales of production from our discontinued exploration and production business, were structured as costless collars and were financially settled. They were valued using an industry standard Black-Scholes option pricing model. Significant inputs into these Level 2 valuations included commodity prices, implied volatility by location, and interest rates, and considered executed transactions or broker quotes corroborated by other market data. These broker quotes were based on observable market prices at which transactions could currently be executed. In certain instances where these inputs were not observable for all periods, relationships of observable market data and historical observations were used as a means to estimate fair value. Where observable inputs were available for substantially the full term of the asset or liability, the instrument was categorized in Level 2.

The instruments in these Level 3 measurements primarily consisted of natural gas index transactions that were used by our discontinued exploration and production business to manage physical requirements. These instruments were valued with a present value technique using inputs that may not have been readily observable or corroborated by other market data. These instruments were classified within Level 3 because these inputs had a significant impact on the measurement of fair value. As the fair value of natural gas index transactions was primarily driven by the typically nominal differential transacted and the market price, these transactions did not have a material impact on results of operations or liquidity.

The energy derivatives portfolio of our discontinued exploration and production business was largely comprised of exchange-traded products or like products. Due to the nature of the products and tenure, market pricing was consistently obtainable. All pricing was reviewed on a daily basis and was formally validated with broker quotes and documented on a monthly basis.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, were made at the end of each quarter. No significant transfers between Level 1, Level 2, or Level 3 occurred during the years ended December 31, 2011 or 2010. Additionally, activity associated with the derivatives classified as Level 3 in the fair value hierarchy was not significant for the years ended December 31, 2011 and 2010.

Indemnifications of WPX Matters

According to the terms of the Separation and Distribution Agreement (See Note 1), we have indemnified WPX for certain contingent matters (See Note 16).

Guarantees on behalf of WPX

Following the spin-off of WPX, certain guarantees that were issued on behalf of WPX while it was a consolidated subsidiary remain with us. These primarily include guarantees of WPX performance under a long-term transportation capacity agreement and a natural gas purchase contract, extending through 2017 and 2023, respectively. We estimate the maximum undiscounted potential future payment obligation as of December 31, 2011, under these remaining guarantees is approximately $266 million. Our recorded liability for these guarantees, which considers our estimate of the fair value of the guarantees, is insignificant. Our fair value estimate is a Level 3 measurement within the fair value hierarchy and considers probability weighted scenarios of potential performance and the likelihood of default by WPX.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Investing Activities

Investing Income

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Equity earnings (1)	$155	$143	$118
Income (loss) from investments (1)	7	43	(75)
Impairment of cost-based investments	(1)	—	(11)
Interest income and other	7	2	6

Total investing income	$168	$188	$38

(1)	Items also included in segment profit (loss). (See Note 18.)

In June 2010, we sold our 50 percent interest in Accroven SRL (Accroven) to the state-owned oil company, Petróleos de Venezuela S.A. (PDVSA) for $107 million. Income (loss) from investments in 2011 and 2010 includes gains of $11 million and $43 million, respectively, from the sale. The $11 million received in the first quarter of 2011 represents the first of six quarterly payments, which was originally due from the buyer in October 2010. We will recognize the remaining payments as income upon future receipt.

Income (loss) from investments in 2009 reflects a $75 million impairment charge related to an other-than-temporary loss in value associated with our Venezuelan investment in Accroven. Accroven owns and operates gas processing facilities and an NGL fractionation plant for the exclusive benefit of PDVSA. The deteriorating circumstances in the first quarter of 2009 for our Venezuelan operations caused us to review our investment in Accroven. We utilized a probability-weighted discounted cash flow analysis, which included an after-tax discount rate of 20 percent to reflect the risk associated with operating in Venezuela. Accroven was not part of the operations that were expropriated by the Venezuelan government in May 2009.

Investments

	December 31,
	2011	2010
	( Millions)
Equity method:
Overland Pass Pipeline Company LLC (OPPL)- 50%	$433	$429
Gulfstream—50% (1)	362	378
Laurel Mountain Midstream, LLC (Laurel Mountain) - 51% (2)	291	170
Discovery Producer Services LLC (Discovery) - 60% (2)	182	181
Other	122	80

	1,390	1,238
Cost method	1	2
Marketable equity securities	24	—

	$1,415	$1,240

(1)	As of December 31, 2011, 49 percent interest is held within Williams Partners, with the remaining 1 percent held within Other.
(2)	We account for these investments under the equity method due to the significant participatory rights of our partners such that we do not control the investments.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Marketable equity securities are classified as available-for-sale. The carrying value is reported at fair value with net unrealized appreciation reported as a component of other comprehensive income.

The difference between the carrying value of our equity investments and the underlying equity in the net assets of the investees is $62 million at December 31, 2011, primarily related to impairments we previously recognized. These differences are amortized over the expected remaining life of the investees’ underlying assets.

We have recognized revenue of $23 million, $41 million, and $27 million from our equity method investees for 2011, 2010, and 2009, respectively, primarily related to OPPL and Discovery. We have recognized costs and operating expenses of $234 million, $220 million, and $158 million with our equity method investees for 2011, 2010, and 2009, respectively. We have $1 million and $2 million accounts receivable and $23 million and $20 million accounts payable with our equity method investees at December 31, 2011 and December 31, 2010, respectively.

WPZ has operating agreements with certain equity method investees. These operating agreements typically provide for reimbursement or payment to WPZ for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. We supplied a portion of these services, primarily those related to employees since WPZ does not have any employees, to certain equity method investees. The total gross charges to equity method investees for these fees are $57 million, $38 million and $23 million for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

In September 2010, we purchased an additional 49 percent ownership interest in OPPL for $424 million. In June 2009, we purchased a 51 percent interest in Laurel Mountain for $133 million and invested $137 million and $43 million in Laurel Mountain in 2011 and 2010, respectively. We also invested $30 million in Aux Sable Liquid Products LP (Aux Sable) in 2011.

Dividends and distributions, including those presented below, received from companies accounted for by the equity method were $193 million, $175 million, and $282 million in 2011, 2010, and 2009, respectively. These transactions reduced the carrying value of our investments. These dividends and distributions primarily included:

	2011	2010	2009
	(Millions)
Gulfstream	$84	$81	$223
Discovery	40	44	32
Aux Sable	35	28	15
OPPL	19	—	—

The 2009 amount presented above includes a $148 million distribution from Gulfstream following its debt offering.

Summarized Financial Position and Results of Operations of Equity Method Investments (Unaudited)

	December 31,
	2011	2010
	(Millions)
Current assets	$293	$236
Noncurrent assets	4,409	3,976
Current liabilities	235	157
Noncurrent liabilities	1,257	1,294

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Gross revenue	$1,242	$1,086	$872
Operating income	623	587	409
Net income	460	429	317

Note 4. Asset Sales, Impairments and Other Accruals

The following table presents significant gains or losses reflected in other (income) expense – net within segment costs and expenses:

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Williams Partners
Capitalization of project feasibility costs previously expensed	$(10)	$—	$—
Involuntary conversion gains	(3)	(18)	(4)
Gains on sales of certain assets	—	(12)	(40)
Accrual of regulatory liability related to overcollection of certain employee expenses	9	10	—
Impairments of certain gathering assets	4	9	—
Midstream Canada & Olefins
Gulf Liquids litigation contingency accrual reduction (see Note 16)	(19)	—	—

The reversal of project feasibility costs from expense to capital in 2011 at Williams Partners is associated with a natural gas pipeline expansion project. This reversal was made upon determining that the related project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.

In 2009, we sold our Cameron Meadows plant, which had a carrying value of $16 million and recognized a $40 million gain at Williams Partners.

Additional Items

In conjunction with the completion of a tender offer for a portion of our debt in the fourth quarter of 2011 (see Note 11), we incurred $271 million of early debt retirement costs consisting primarily of cash premiums.

We completed a strategic restructuring transaction in the first quarter of 2010 that involved significant debt issuances, retirements and amendments. During 2010, we incurred significant costs related to these transactions, as follows:

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We detected a leak in an underground cavern at our Eminence Storage Field in Mississippi on December 28, 2010. We recorded $15 million and $5 million of charges to costs and operating expenses at Williams Partners during 2011 and 2010, respectively, primarily related to assessment and monitoring costs incurred to ensure the safety of the surrounding area.

In conjunction with the Gulf Liquids litigation contingency accrual reduction noted in the table above, Midstream Canada & Olefins also reduced an accrual for the associated interest of $14 million in 2011, which is reflected in interest accrued. (See Note 16.)

Note 5. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes from continuing operations includes:

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Current:
Federal	$181	$(21)	$(83)
State	13	(2)	8
Foreign	(6)	29	12

	188	6	(63)
Deferred:
Federal	(61)	144	234
State	(14)	(48)	30
Foreign	11	12	3

	(64)	108	267

Total provision (benefit)	$124	$114	$204

Reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the recorded provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Provision (benefit) at statutory rate	$421	$135	$192
Increases (decreases) in taxes resulting from:
Impact of nontaxable noncontrolling interests	(96)	(58)	(49)
State income taxes (net of federal benefit)	11	(35)	24
Foreign operations – net	(14)	(22)	19
Federal settlements	(109)	—	—
International revised assessments	(38)	—	—
Taxes on undistributed earnings of certain foreign operations	(66)	66	—
Reduction of tax benefits on Medicare Part D federal subsidy	—	11	—
Other – net	15	17	18

Provision (benefit) for income taxes	$124	$114	$204

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

State income taxes (net of federal benefit) were reduced by $43 million in 2010 due to a reduction in our estimate of the effective deferred state rate, including state income tax carryovers, reflective of a change in the mix of jurisdictional attribution of taxable income.

Income (loss) from continuing operations before income taxes includes $173 million and $144 million of foreign income and $48 million of foreign loss in 2011, 2010, and 2009, respectively.

During the course of audits of our business by domestic and foreign tax authorities, we frequently face challenges regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the liability associated with our various filing positions, we apply the two step process of recognition and measurement. In association with this liability, we record an estimate of related interest and tax exposure as a component of our tax provision. The impact of this accrual is included within other – net in our reconciliation of the tax provision to the federal statutory rate.

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	December 31,
	2011	2010
	(Millions)
Deferred tax liabilities:
Property, plant, and equipment	$65	$115
Investments	2,063	1,978
Other	46	101

Total deferred tax liabilities	2,174	2,194

Deferred tax assets:
Accrued liabilities	324	257
Minimum tax credits *	119	120
State loss and credit carryovers	170	201
Other	98	59

Total deferred tax assets	711	637

Less valuation allowance	145	178

Net deferred tax assets	566	459

Overall net deferred tax liabilities	$1,608	$1,735

*

In conjunction with the spin-off of WPX, alternative minimum tax credits were allocated between us and WPX. A $98 million deferred tax asset for the estimated alternative minimum tax credit allocable to WPX was contributed to WPX prior to the spin-off. The final allocation of tax attributes cannot be determined until the consolidated tax returns for the tax year 2011 are complete. Any subsequent adjustments will be recorded in the tax provision for the period in which the change occurs.

The valuation allowance at December 31, 2011 and 2010 serves to reduce the recognized tax assets associated with state loss and credit carryovers to an amount that will more likely than not, be realized. These amounts are presented in the table above before any federal benefit. The decrease from prior year for both the state loss and credit carryovers and the valuation allowance is primarily due to state income tax adjustments related to reporting of the federal settlements, as discussed below.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the fourth-quarter 2010, we provided $66 million of deferred taxes on the undistributed earnings of certain foreign operations that we no longer could assert were permanently reinvested due to alternatives being considered related to an existing structure impacted by the potential timing of our plan approved by our Board of Directors to pursue the separation of our exploration and production business through an IPO and subsequent tax-free spin-off. During the third quarter of 2011, associated with a ruling received from the Internal Revenue Service (IRS) related to this separation plan, and following a certain internal reorganization, we recognized a deferred tax benefit of $66 million as we now consider the undistributed earnings of these certain foreign operations to be permanently reinvested. As of December 31, 2011, we consider $388 million of undistributed earnings from foreign subsidiaries to be permanently reinvested and have not provided deferred income taxes on that amount.

Cash payments for income taxes (net of refunds and including discontinued operations) were $296 million, $40 million, and $14 million in 2011, 2010, and 2009, respectively.

As of December 31, 2011, we had approximately $38 million of unrecognized tax benefits. If recognized, approximately $41 million, net of federal tax expense, would be recorded as a reduction of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(Millions)
Balance at beginning of period	$91	$89
Additions based on tax positions related to the current year	26	11
Additions for tax positions for prior years	4	3
Reductions for tax positions of prior years	(39)	(12)
Settlement with taxing authorities	(44)	—

Balance at end of period	$38	$91

We recognize related interest and penalties as a component of income tax expense (benefit). Total interest and penalties recognized as part of income tax benefit were $56 million for 2011 and as part of income tax expense were $11 million and $17 million for 2010 and 2009, respectively. Approximately $15 million and $104 million of interest and penalties primarily relating to uncertain tax positions have been accrued as of December 31, 2011 and 2010, respectively.

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

During the first quarter of 2011, we finalized settlements for 1997 through 2008 on certain contested matters with the IRS that resulted in a 2011 year-to-date tax benefit of approximately $109 million. In July and August 2011, we made cash payments to the IRS of $82 million and $77 million, respectively, related to these settlements. During the first and fourth quarters of 2011, we received revised assessments on an international matter that resulted in a 2011 tax benefit of approximately $38 million.

As of December 31, 2011, the IRS examination of our consolidated U.S. federal income tax returns for 2009 and 2010 tax years is in process. The statute of limitations for most states expires one year after expiration of the IRS statute. Generally, tax returns for our Venezuelan and Canadian entities are open to audit from 2005 through 2011. Certain Canadian entities are currently under examination.

With the spin-off of WPX on December 31, 2011, WPX will be included in our consolidated federal income tax returns and will be included with us and/or certain of our subsidiaries in applicable combined or unitary state, local and foreign income tax returns. In conjunction with the spin-off, WPX entered into a tax sharing agreement

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with us under which we generally will be liable for all U.S. federal, state, local and foreign income taxes attributable to WPX with respect to taxable periods ending on or before the distribution date. We will prepare pro forma tax returns for each tax period in which WPX or any of its subsidiaries are combined or consolidated with us for purposes of any tax return. WPX will reimburse us for any additional taxes shown on the pro forma tax returns, and we will reimburse WPX for any additional current losses or credits WPX recognizes based on the pro forma tax returns, excluding alternative minimum tax credits. We are also principally responsible for managing any income tax audits by the various tax jurisdictions for pre-spin-off periods. In the case of any tax audit adjustments, all pro forma returns and associated tax reimbursement obligations will be recomputed to give effect to such adjustments.

Note 6. Earnings (Loss) Per Common Share from Continuing Operations

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions, except per-share
	amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share (1)	$803	$104	$206

Basic weighted-average shares	588,553	584,552	581,674
Effect of dilutive securities:
Nonvested restricted stock units	4,332	3,190	2,216
Stock options	3,374	2,957	2,065
Convertible debentures	1,916	—	—

Diluted weighted-average shares	598,175	590,699	585,955

Earnings (loss) per common share from continuing operations:
Basic	$1.36	$.17	$.35

Diluted	$1.34	$.17	$.35

(1)

2011 includes $.7 million of interest expense, net of tax, associated with our convertible debentures. (See Note 12.) This amount has been added back to income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders to calculate diluted earnings per common share.

For 2010, 2.2 million weighted-average shares related to the assumed conversion of our convertible debentures, as well as the related interest, net of tax, have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would have an antidilutive effect on the diluted earnings per common share. We estimate that if 2010 income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders was $222 million of income, then these shares would become dilutive.

For 2009, 3.4 million weighted-average shares related to the assumed conversion of our convertible debentures, as well as the related interest, net of tax, have been excluded from the computation of diluted earnings per common share. Inclusion of these shares would have an antidilutive effect on the diluted earnings per common share. We estimate that if 2009 income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders was $212 million of income, then these shares would become dilutive.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below includes information related to stock options for each period that were excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth quarter weighted-average market price of our common shares.

	2011*	2010	2009
Options excluded (millions)	0.9	2.4	3.7
Weighted-average exercise price of options excluded	$29.68	$32.41	$30.21
Exercise price ranges of options excluded	$26.10 -$29.72	$22.68 -$40.51	$20.28 -$42.29
Fourth quarter weighted-average market price	$24.51	$22.47	$19.81

*	Information related to the excluded options for 2011 has been adjusted to reflect the impact of the spin-off of WPX on December 31, 2011 (see Note 13).

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

Benefit Obligations

The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated. The spin-off of WPX did not have a significant impact on our pension and other postretirement benefit plans. (See Note 2). Generally, our pension and other postretirement benefit plans have retained the benefit obligations associated with vested benefits earned by eligible employees that transferred to WPX due to the spin-off. No plan assets transferred to WPX.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(Millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,267	$1,118	$289	$259
Service cost	41	35	2	2
Interest cost	64	64	15	15
Plan participants’ contributions	—	—	6	6
Benefits paid	(66)	(58)	(22)	(24)
Medicare Part D and Early Retiree Reinsurance Program subsidies	—	—	4	2
Plan amendment	—	—	(3)	(1)
Actuarial loss	143	108	48	30
Settlements	(8)	—	—	—

Benefit obligation at end of year	1,441	1,267	339	289

Change in plan assets:
Fair value of plan assets at beginning of year	971	860	162	148
Actual return on plan assets	—	108	(2)	17
Employer contributions	68	61	15	15
Plan participants’ contributions	—	—	6	6
Benefits paid	(66)	(58)	(22)	(24)
Settlements	(8)	—	—	—

Fair value of plan assets at end of year	965	971	159	162

Funded status - underfunded	$(476)	$(296)	$(180)	$(127)

Accumulated benefit obligation	$1,415	$1,224

The underfunded status of our pension plans and other postretirement benefit plans presented in the previous table are recognized in the Consolidated Balance Sheet within the following accounts:

	December 31,
	2011	2010
	(Millions)
Underfunded pension plans:
Current liabilities	$7	$7
Noncurrent liabilities	469	289
Underfunded other postretirement benefit plans:
Current liabilities	8	8
Noncurrent liabilities	172	119

The plan assets within our other postretirement benefit plans are intended to be used for the payment of benefits for certain groups of participants. The current liabilities for the other postretirement benefit plans represent the current portion of benefits expected to be payable in the subsequent year for the groups of participants whose benefits are not expected to be paid from plan assets.

The pension plans’ benefit obligation actuarial losses of $143 million in 2011 and $108 million in 2010 are primarily due to the impact of decreases in the discount rates utilized to calculate the benefit obligation. The 2011 benefit obligation actuarial loss of $48 million for our other postretirement benefit plans is primarily due to the impact of decreases in the discount rate utilized to calculate the benefit obligation. The 2010 benefit

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligation actuarial loss of $30 million for our other postretirement benefit plans is also primarily due to the impact of decreases in the discount rate utilized to calculate the benefit obligation as well as changes to medical claims experience. In 2011, the actuarial loss includes a curtailment gain of $4 million for our pension plans and $1 million for our other postretirement benefit plans due to the spin-off of WPX.

At December 31, 2011 and 2010, all of our pension plans had a projected benefit obligation and accumulated benefit obligation in excess of plan assets.

The determination of net periodic benefit expense allows for the delayed recognition of gains and losses caused by differences between actual and assumed outcomes for items such as estimated return on plan assets, or caused by changes in assumptions for items such as discount rates or estimated future compensation levels. The net actuarial loss presented in the following table and recorded in accumulated other comprehensive loss and net regulatory assets represents the cumulative net deferred loss from these types of differences or changes which have not yet been recognized in the Consolidated Statement of Operations. A portion of the net actuarial loss is amortized over the participants’ average remaining future years of service, which is approximately 13 years for our pension plans and approximately 10 years for our other postretirement benefit plans.

Pre-tax amounts not yet recognized in net periodic benefit expense at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(Millions)
Amounts included in accumulated other comprehensive loss:
Prior service (cost) credit	$(2)	$(3)	$8	$10
Net actuarial loss	(835)	(657)	(40)	(20)
Amounts included in net regulatory assets associated with our FERC-regulated gas pipelines:
Prior service credit	N/A	N/A	$14	$20
Net actuarial loss	N/A	N/A	(85)	(48)

In addition to the net regulatory assets included in the previous table, differences in the amount of actuarially determined net periodic benefit expense for our other postretirement benefit plans and the other postretirement benefit costs recovered in rates for our FERC-regulated gas pipelines are deferred as a regulatory asset or liability. We have net regulatory liabilities of $34 million at December 31, 2011 and $23 million at December 31, 2010 related to these deferrals. These amounts will be reflected in future rates based on the gas pipelines’ rate structures.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Periodic Benefit Expense and Items Recognized in Other Comprehensive Income (Loss)

Net periodic benefit expense and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before taxes for the years ended December 31 consist of the following:

				Other
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(Millions)
Components of net periodic benefit expense:
Service cost	$41	$35	$32	$2	$2	$2
Interest cost	64	64	62	15	15	16
Expected return on plan assets	(77)	(71)	(61)	(10)	(9)	(9)
Amortization of prior service cost (credit)	1	1	1	(11)	(14)	(11)
Amortization of net actuarial loss	38	35	43	3	3	3
Net actuarial loss from settlements	4	—	—	—	—	—
Amortization of regulatory asset	—	—	1	1	1	5

Net periodic benefit expense	$71	$64	$78	$—	$(2)	$6

				Other
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(Millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	$220	$71	$(44)	$21	$12	$1
Prior service credit	—	—	—	(2)	—	(7)
Amortization of prior service (cost) credit	(1)	(1)	(1)	4	5	4
Amortization of net actuarial loss and loss from settlements	(42)	(35)	(43)	(1)	(1)	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)	177	35	(88)	22	16	(2)

Total recognized in net periodic benefit expense and other comprehensive income (loss)	$248	$99	$(10)	$22	$14	$4

Included in net periodic benefit expense in the previous table is expense associated with active and former employees that supported WPX’s operations. This expense was directly charged to WPX and is included in income (loss) from discontinued operations. These amounts totaled $8 million in 2011, and $7 million in both 2010 and 2009 for our pension plans and totaled less than $1 million for each period for our other postretirement benefit plans. The spin-off of WPX is not expected to have a significant impact on net periodic benefit expense in future periods.

Other changes in plan assets and benefit obligations for our other postretirement benefit plans associated with our FERC-regulated gas pipelines are recognized in net regulatory assets at December 31, 2011, and include a net actuarial loss of $39 million, prior service credit of $1 million, amortization of prior service credit of $7 million, and amortization of net actuarial loss of $2 million. At December 31, 2010, amounts recognized in net regulatory assets included a net actuarial loss of $10 million, prior service credit of $1 million, amortization of prior service credit of $9 million, and amortization of net actuarial loss of $2 million. At December 31, 2009, amounts recognized in net regulatory assets included a net actuarial gain of $14 million, prior service credit of $11 million, amortization of prior service credit of $7 million, and amortization of net actuarial loss of $3 million.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pre-tax amounts expected to be amortized in net periodic benefit expense in 2012 are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(Millions)
Amounts included in accumulated other comprehensive loss:
Prior service cost (credit)	$1	$(3)
Net actuarial loss	53	3
Amounts included in net regulatory assets associated with our FERC- regulated gas pipelines:
Prior service credit	N/A	$(4)
Net actuarial loss	N/A	7

Key Assumptions

The weighted-average assumptions utilized to determine benefit obligations as of December 31 are as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
Discount rate	3.98%	5.20%	4.22%	5.35%
Rate of compensation increase	4.52	5.00	N/A	N/A

The weighted-average assumptions utilized to determine net periodic benefit expense for the years ended December 31 are as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.19%	5.78%	6.08%	5.35%	5.80%	6.00%
Expected long-term rate of return on plan assets	7.50	7.50	7.75	6.54	6.51	7.00
Rate of compensation increase	5.00	5.00	5.00	N/A	N/A	N/A

The discount rates for our pension and other postretirement benefit plans were determined separately based on an approach specific to our plans. The year-end discount rates were determined considering a yield curve comprised of high-quality corporate bonds published by a large securities firm and the timing of the expected benefit cash flows of each plan. The decrease in discount rates from December 31, 2010 to December 31, 2011 is primarily due to the general market decline in yields on long-term, high-quality corporate debt securities.

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the fair value of plan assets at the beginning of the year. The market-related value of plan assets for our other postretirement benefit plans is equal to the unadjusted fair value of plan assets at the beginning of the year.

The mortality assumptions used to determine the obligations for our pension and other postretirement benefit plans are the best estimate of expected mortality rates for the participants in these plans. The selected mortality tables are among the most recent tables available and include projected mortality improvements.

The assumed health care cost trend rate for 2012 is 8.2 percent, increases slightly in 2013, and then decreases to 5.0 percent by 2021. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Point increase	Point decrease
	(Millions)
Effect on total of service and interest cost components	$2	$(2)
Effect on other postretirement benefit obligation	47	(39)

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

The pension plans’ target asset allocation range at December 31, 2011 was 54 percent to 66 percent equity securities, which includes the commingled investment funds invested in equity securities, and 36 percent to 44 percent fixed income securities, including the fixed income commingled investment fund, and cash management funds. Within equity securities, the target range for U.S. equity securities is 37 percent to 45 percent and international equity securities is 17 percent to 21 percent. The asset allocation continues to be weighted toward equity securities since the obligations of the pension and other postretirement benefit plans are long-term in nature and historically equity securities have outperformed other asset classes over long periods of time.

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2011, nine active investment managers and one passive investment manager managed substantially all of the pension plans’ funds and five active investment managers managed the other postretirement benefit plans’ funds. Each of the managers had responsibility for managing a specific portion of these assets and each investment manager was responsible for 1 percent to 16 percent of the assets.

The pension and other postretirement benefit plans’ assets are held primarily in equity securities, including commingled investment funds invested in equity securities, and fixed income securities, including a commingled fund invested in fixed income securities. Within the plans’ investment securities, there are no significant concentrations of risk because of the diversity of the types of investments, diversity of the various industries, and the diversity of the fund managers and investment strategies. Generally, the investments held in the plans are publicly traded, therefore, minimizing liquidity risk in the portfolio.

The pension and other postretirement benefit plans participated in securities lending programs and during 2011, the plans completed their planned exit from these programs. Under the securities lending programs, securities were loaned to selected securities brokerage firms. The title of the securities was transferred to the borrower, but the plans were entitled to all distributions made by the issuer of the securities during the term of the loan and retained the right to redeem the securities on short notice. All loans required collateralization by U.S. government securities, cash, or letters of credit that equaled at least 102 percent of the fair value of the loaned securities plus accrued interest. There were limitations on the aggregate fair value of securities that could be loaned to any one broker and to all brokers as a group. The collateral was invested in repurchase agreements, asset-backed securities, bank notes, corporate floating rate notes, and certificates of deposit. At December 31, 2010, the fair values of the loaned securities were $116 million for the pension plans and $17 million for the other postretirement benefit plans and are included in the following tables. At December 31, 2010, the fair values of securities held as collateral, and the obligation to return the collateral, were $120 million for the pension plans and $17 million for the other postretirement benefit plans and are not included in the following tables. No significant losses were realized during 2011 as a result of the exit from the securities lending programs.

The fair values of our pension plan assets at December 31, 2011 and 2010, by asset class are as follows:

	2011
	Level 1	Level 2	Level 3	Total
	(Millions)
Pension assets:
Cash management fund (1)	$43	$—	$—	$43
Equity securities:
U.S. large cap	170	—	—	170
U.S. small cap	121	—	—	121
International developed markets large cap growth	4	57	—	61
Emerging markets growth	3	9	—	12
Commingled investment funds:
Equities - U.S. large cap (2)	—	147	—	147
Equities - Emerging markets value (3)	—	27	—	27
Equities - International developed markets large cap value (4)	—	69	—	69
Fixed income - Corporate bonds (5)	—	58	—	58
Fixed income securities (6):
U.S. Treasury securities	16	—	—	16
Mortgage-backed securities	—	65	—	65
Corporate bonds	—	169	—	169
Insurance company investment contracts and other	—	7	—	7

Total assets at fair value at December 31, 2011	$357	$608	$—	$965

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2010
	Level 1	Level 2	Level 3	Total
	(Millions)
Pension assets:
Cash management fund (1)	$30	$—	$—	$30
Equity securities:
U.S. large cap	192	—	—	192
U.S. small cap	137	—	—	137
International developed markets large cap growth	4	68	—	72
Emerging markets growth	4	12	—	16
Commingled investment funds:
Equities - U.S. large cap (2)	—	168	—	168
Equities - Emerging markets value (3)	—	35	—	35
Equities - International developed markets large cap value (4)	—	80	—	80
Fixed income securities (6):
U.S. Treasury securities	17	3	—	20
Mortgage-backed securities	—	64	—	64
Corporate bonds	—	150	—	150
Insurance company investment contracts and other	—	7	—	7

Total assets at fair value at December 31, 2010	$384	$587	$—	$971

The fair values of our other postretirement benefits plan assets at December 31, 2011 and 2010, by asset class are as follows:

	2011
	Level 1	Level 2	Level 3	Total
	(Millions)
Other postretirement benefit assets:
Cash management funds (1)	$16	$—	$—	$16
Equity securities:
U.S. large cap	42	—	—	42
U.S. small cap	20	—	—	20
International developed markets large cap growth	1	12	—	13
Emerging markets growth	1	1	—	2
Commingled investment funds:
Equities - U.S. large cap (2)	—	15	—	15
Equities - Emerging markets value (3)	—	3	—	3
Equities - International developed markets large cap value (4)	—	7	—	7
Fixed income - Corporate bonds (5)	—	6	—	6
Fixed income securities (7):
U.S. Treasury securities	2	—	—	2
Government and municipal bonds	—	10	—	10
Mortgage-backed securities	—	6	—	6
Corporate bonds	—	17	—	17

Total assets at fair value at December 31, 2011	$82	$77	$—	$159

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2010
	Level 1	Level 2	Level 3	Total
	(Millions)
Other postretirement benefit assets:
Cash management funds (1)	$15	$—	$—	$15
Equity securities:
U.S. large cap	44	—	—	44
U.S. small cap	24	—	—	24
International developed markets large cap growth	1	14	—	15
Emerging markets growth	1	2	—	3
Commingled investment funds:
Equities - U.S. large cap (2)	—	17	—	17
Equities - Emerging markets value (3)	—	3	—	3
Equities - International developed markets large cap value (4)	—	8	—	8
Fixed income securities (7):
U.S. Treasury securities	2	—	—	2
Government and municipal bonds	—	10	—	10
Mortgage-backed securities	—	6	—	6
Corporate bonds	—	15	—	15

Total assets at fair value at December 31, 2010	$87	$75	$—	$162

(1)

These funds invest in high credit-quality, short-term corporate, and government money market debt securities that have remaining maturities of approximately one year or less, and are deemed to have minimal credit risk.

(2)

This fund invests primarily in equity securities comprising the Standard & Poor’s 500 Index. The investment objective of the fund is to approximate the performance of the Standard & Poor’s 500 Index. The fund manager retains the right to restrict withdrawals from the fund as not to disadvantage other investors in the fund.

(3)

This fund invests in equity securities of international emerging markets for the purpose of capital appreciation. The fund invests primarily in common stocks in the financial, telecommunications, information technology, consumer goods, energy, industrial, and materials sectors. The plans’ trustee is required to notify the fund manager ten days prior to a withdrawal from the fund. The fund manager retains the right to restrict withdrawals from the fund as not to disadvantage other investors in the fund.

(4)

This fund invests in a diversified portfolio of international equity securities for the purpose of capital appreciation. The fund invests primarily in common stocks in the consumer goods, materials, financial, energy, information technology, industrial, and health care sectors, as well as forward foreign currency exchange contracts. The plans’ trustee is required to notify the fund manager ten days prior to a withdrawal from the fund. The fund manager retains the right to restrict withdrawals from the fund as not to disadvantage other investors in the fund.

(5)

This fund invests in U.S. Corporate bonds and U.S. Treasury securities. The fund is managed to closely match the characteristics of a long-term corporate bond index fund and seeks to maintain an average credit quality target of A- or above and a maximum 10 percent allocation to BBB rated securities. The fund’s target duration is approximately 20 years. The trustee of the fund reserves the right to delay the processing of deposits or withdrawals in order to ensure that securities transactions will be carried out in an orderly manner.

(6)	The weighted-average credit quality rating of the pension assets’ fixed income security portfolio is investment grade with a weighted-average duration of 5.6 years for 2011 and 2010.
(7)

The weighted-average credit quality rating of the other postretirement benefit assets’ fixed income security portfolio is investment grade with a weighted-average duration of 4.8 years for 2011 and 2010.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The fair value of all commingled investment funds are estimated based on the net asset values per unit of each of the funds. The net asset values per unit represent the aggregate value of the fund’s assets at fair value less liabilities, divided by the number of units outstanding.

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

There have been no significant changes in the preceding valuation methodologies used at December 31, 2011 and 2010. Additionally, there were no transfers or reclassifications of investments between Level 1, Level 2, or Level 3 from December 2010 to December 2011. If transfers between levels occur, the transfers will be recognized as of the end of the period.

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

	Pension Benefits	Other Postretirement Benefits	Federal Prescription Drug Subsidy
	(Millions)
2012	$74	$17	$(2)
2013	76	17	(2)
2014	88	18	(2)
2015	92	19	(3)
2016	98	20	(3)
2017-2021	576	111	(16)

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2012, we expect to contribute approximately $70 million to our tax-qualified pension plans and approximately $9 million to our nonqualified pension plans, for a total of approximately $79 million, and approximately $15 million to our other postretirement benefit plans.

Defined Contribution Plans

We also maintain defined contribution plans for the benefit of substantially all of our employees. Generally, plan participants may contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with the plans’ guidelines. We match employees’ contributions up to certain limits. Our matching contributions charged to expense were $28 million in 2011, $26 million in 2010, and $25 million in 2009. Included in these amounts are matching contributions for employees that support WPX’s operations that were directly charged to WPX and included in income (loss) from discontinued operations that totaled $5 million for each of the 2011, 2010, and 2009 years.

Note 8. Inventories

	December 31,
	2011	2010
	(Millions)
Natural gas liquids and olefins	$97	$87
Natural gas in underground storage	1	62
Materials, supplies, and other	71	76

	$169	$225

Note 9. Property, Plant, and Equipment

	Estimated Useful Life (a) (Years)	Depreciation Rates (a) (%)
			December 31,
			2011	2010
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$6,435	$6,134
Construction in progress	(b)		648	223
Other	3 - 45		816	773
Regulated:
Natural gas transmission facilities		.01 - 6.67	9,593	9,066
Construction in progress		(b)	199	240
Other		.01 - 33.33	1,391	1,359

Total property, plant, and equipment, at cost			19,082	17,795
Accumulated depreciation and amortization			(6,502)	(6,041)

Property, plant, and equipment - net			$12,580	$11,754

(a)	Estimated useful life and depreciation rates are presented as of December 31, 2011. Depreciation rates for regulated assets are prescribed by the FERC.
(b)	Construction in progress balances not yet subject to depreciation.

Depreciation and amortization expense for property, plant, and equipment – net was $658 million in 2011, $611 million in 2010, and $576 million in 2009.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Regulated property, plant, and equipment – net includes $865 million and $906 million at December 31, 2011 and 2010, respectively, related to amounts in excess of the original cost of the regulated facilities within our gas pipeline businesses as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.

Asset Retirement Obligations

Our accrued obligations relate to underground storage caverns, offshore platforms, fractionation and compression facilities, gas gathering well connections and pipelines, and gas transmission facilities. At the end of the useful life of each respective asset, we are legally obligated to plug storage caverns and remove any related surface equipment, to restore land and remove surface equipment at gas processing, fractionation and compression facilities, to dismantle offshore platforms, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, and to remove certain components of gas transmission facilities from the ground.

The following table presents the significant changes to our asset retirement obligations, of which $507 million and $464 million are included in regulatory liabilities, deferred income, and other, with the remaining current portion in accrued liabilities at December 31, 2011 and 2010, respectively.

	December 31,
	2011	2010
	(Millions)
Beginning balance	$499	$499
Liabilities settled	(46)	(16)
Additions	4	2
Accretion expense	39	36
Revisions(1)	77	(22)

Ending balance	$573	$499

(1)

The revision in 2011 is primarily due to increases in the inflation rate and estimated removal costs, which are among several factors considered for revision in the annual review process. The revision in 2010 is primarily due to a decrease in the inflation rate. The 2011 and 2010 revisions also include increases of $39 million and $31 million, respectively, related to changes in the timing and method of abandonment on certain of Transco’s natural gas storage caverns that were associated with a leak in 2010.

Pursuant to its 2008 rate case settlement, Transco deposits a portion of its collected rates into an external trust (ARO Trust) that is specifically designated to fund future AROs. Transco is also required to make annual deposits into the trust through 2012. (See Note 15.).

Note 10. Accrued Liabilities

	December 31,
	2011	2010
	(Millions)
Interest on debt	$143	$162
Employee costs	127	146
Asset retirement obligations	66	35
Income taxes	24	187
Other, including other loss contingencies	271	208

	$631	$738

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11. Debt, Banking Arrangements, and Leases

Long-Term Debt

	December 31,
	2011	2010
	(Millions)
Unsecured:
Transco:
7% Notes due 2011	$—	$300
8.875% Notes due 2012	325	325
6.4% Notes due 2016	200	200
6.05% Notes due 2018	250	250
7.08% Debentures due 2026	8	8
7.25% Debentures due 2026	200	200
5.4% Notes due 2041	375	—
Northwest Pipeline:
7% Notes due 2016	175	175
5.95% Notes due 2017	185	185
6.05% Notes due 2018	250	250
7.125% Debentures due 2025	85	85
WPZ:
7.5% Notes due 2011	—	150
3.8% Notes due 2015	750	750
7.25% Notes due 2017	600	600
5.25% Notes due 2020	1,500	1,500
4.125% Notes due 2020	600	600
4% Notes due 2021	500	—
6.3% Notes due 2040	1,250	1,250
The Williams Companies, Inc.:
7.875% Notes due 2021	371	571
7.5% Debentures due 2031	339	527
7.75% Notes due 2031	252	369
8.75% Notes due 2032	445	686
Various - 5.5% to 10.25% Notes and Debentures due 2011 to 2033	90	152
Other, including secured capital lease obligations	4	13
Net unamortized debt discount	(32)	(38)

Total long-term debt, including current portion	8,722	9,108
Long-term debt due within one year	(353)	(508)

Long-term debt	$8,369	$8,600

Certain of our debt agreements contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, and incur additional debt. Default of these agreements could also restrict our ability to make certain distributions or repurchase equity.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Facilities

In June 2011, we entered into two new separate five-year senior unsecured revolving credit facility agreements. The replacements of our previous $900 million credit facility and WPZ’s $1.75 billion credit facility, as discussed further below, are considered modifications for accounting purposes.

We established a new $900 million unsecured revolving credit facility agreement which replaced our existing unsecured $900 million credit facility agreement that was scheduled to expire May 1, 2012. There were no outstanding borrowings under the existing agreement at the time it was terminated. The new credit facility may, under certain conditions, be increased up to an additional $250 million. Significant financial covenants require our ratio of debt to EBITDA (each as defined in the credit facility) to be no greater than 4.5 to 1. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions for a total aggregate purchase price equal to or greater than $50 million has been executed, we are required to maintain a ratio of debt to EBITDA of no greater than 5 to 1. At December 31, 2011, we are in compliance with these financial covenants. On November 1, 2011, the new credit facility was amended primarily to revise certain defined terms for further clarity and to accommodate our revised reorganization plan related to the spin-off of WPX.

WPZ also established a new $2 billion unsecured revolving credit facility agreement that includes Transco and Northwest Pipeline as co-borrowers that replaced an existing unsecured $1.75 billion credit facility agreement that was scheduled to expire on February 17, 2013. This credit facility is only available to named borrowers. At the closing, WPZ refinanced $300 million outstanding under the existing facility via a noncash transfer of the obligation to the new credit facility. The new credit facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the credit facility is available to WPZ to the extent not otherwise utilized by Transco and Northwest Pipeline. Transco and Northwest Pipeline each have access to borrow up to $400 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. Significant financial covenants include:

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

At December 31, 2011, WPZ is in compliance with these financial covenants.

The two new credit agreements contain the following terms and conditions:

•

Each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s alternate base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. The applicable borrower is required to pay a commitment fee (currently 0.25 percent) based on the unused portion of their respective credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings.

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

If an event of default with respect to a borrower occurs under their respective credit facility agreement, the lenders will be able to terminate the commitments for the respective borrowers and accelerate the maturity of any loans of the defaulting borrower under the respective credit facility agreement and exercise other rights and remedies.

Letter of credit capacity under our $900 million and WPZ’s $2 billion credit facilities is $700 million and $1.3 billion, respectively. At December 31, 2011, no letters of credit have been issued and no loans are outstanding on either facility. We have issued letters of credit totaling $21 million as of December 31, 2011, under certain bilateral bank agreements.

Issuances and Retirements

Utilizing cash on hand, WPZ retired $150 million of 7.5 percent senior unsecured notes that matured on June 15, 2011.

In August 2011, Transco issued $375 million of 5.4 percent senior unsecured notes due 2041 to investors in a private debt placement. A portion of these proceeds was used to repay Transco’s $300 million 7 percent senior unsecured notes that matured on August 15, 2011. As part of the new issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. An offer to exchange these unregistered notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended, was commenced in February 2012 and is expected to be completed in March 2012. If Transco fails to complete the exchange within certain time periods required by the registration rights agreement, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter. Following the cure of any registration defaults, the accrual of additional interest will cease.

In November 2011, WPZ completed a public offering of $500 million of its 4 percent senior unsecured notes due 2021. WPZ used the net proceeds primarily to repay outstanding borrowings on its senior unsecured revolving credit facility.

In November 2011, WPX completed the issuance of $1.5 billion of senior unsecured notes and subsequently distributed $981 million of the proceeds to us. As a result of the spin-off, these WPX notes are not included in our consolidated debt balance at December 31, 2011. Primarily utilizing the distribution we received related to the WPX debt issuance, we retired $746 million of debt in December 2011. In conjunction with the retirement, we paid $254 million in related premiums.

Other Debt Disclosures

As of December 31, 2011, aggregate minimum maturities of long-term debt (excluding capital leases and unamortized discount and premium) for each of the next five years are as follows:

(Millions)
2012	$352
2013	$—
2014	$—
2015	$750
2016	$375

Cash payments for interest (net of amounts capitalized) were $599 million in 2011, $614 million in 2010 and $592 million in 2009.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have considered the guidance in the Securities and Exchange Commission’s Regulation S-X related to restricted net assets of subsidiaries. In accordance with Rule 4-08(e) of Regulation S-X, we have determined that certain net assets of our subsidiaries are considered restricted under this guidance and exceed 25 percent of our consolidated net assets. Substantially all of these restricted net assets relate to the net assets of WPZ, which are technically considered restricted under this accounting rule due to terms within WPZ’s partnership agreement that govern the partnership’s assets. Our interest in WPZ’s net assets at December 31, 2011 was $3.9 billion.

Leases-Lessee

Future minimum annual rentals under noncancelable operating leases as of December 31, 2011 are payable as follows:

(Millions)
2012	$43
2013	35
2014	33
2015	29
2016	26
Thereafter	148

Total	$314

Under our right-of-way agreement with the Jicarilla Apache Nation (JAN), we make annual payments of approximately $8 million and an additional annual payment which varies depending on the prior year’s per-unit NGL margins and the volume of gas gathered by our Williams Partners gathering facilities subject to the agreement. Depending primarily on the per-unit NGL margins for any given year, the additional annual payments could exceed the fixed amount. This agreement expires March 31, 2029.

Total rent expense was $49 million in 2011, $45 million in 2010, and $45 million in 2009.

Note 12. Stockholders’ Equity

Cash dividends declared per common share were $.775, $.485 and $.44 for 2011, 2010, and 2009, respectively.

At December 31, 2011, approximately $8 million of our original $300 million, 5.5 percent junior subordinated convertible debentures, convertible into approximately one million shares of common stock, remain outstanding. In 2011, 2010 and 2009, we converted $14 million, $2 million and $28 million, respectively, of the debentures in exchange for approximately one million, less than one million and three million shares, respectively, of common stock. In conjunction with the spin-off of WPX, the conversion rate for the remaining debentures outstanding has been modified.

We maintain a Stockholder Rights Plan, as amended and restated on September 21, 2004, and further amended May 18, 2007, and October 12, 2007, under which each outstanding share of our common stock has a right (as defined in the plan) attached. Under certain conditions, each right may be exercised to purchase, at an

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On December 31, 2011, we completed the tax-free spin-off of our interest in WPX to our shareholders. (See Note 2.)

Note 13. Stock-Based Compensation

Plan Information

On May 17, 2007, our stockholders approved a plan that provides common-stock-based awards to both employees and nonmanagement directors and reserved 19 million new shares for issuance. On May 20, 2010, our stockholders approved an amendment and restatement of the 2007 plan to increase by 11 million the number of new shares authorized for making awards under the plan, among other changes. The plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. At December 31, 2011, 35 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 20 million shares were available for future grants.

Additionally, on May 17, 2007, our stockholders approved an Employee Stock Purchase Plan (ESPP) which authorizes up to 2 million new shares of our common stock to be available for sale under the plan. The ESPP enables eligible participants to purchase our common stock through payroll deductions not exceeding an annual amount of $15,000 per participant. The ESPP provides for offering periods during which shares may be purchased and continues until the earliest of: (1) the Board of Directors terminates the ESPP, (2) the sale of all shares available under the ESPP, or (3) the tenth anniversary of the date the Plan was approved by the stockholders. The first offering under the ESPP commenced on October 1, 2007 and ended on December 31, 2007. Subsequent offering periods are from January through June and from July through December. Generally, all employees are eligible to participate in the ESPP, with the exception of executives and international employees. The number of shares eligible for an employee to purchase during each offering period is limited to 750 shares. The purchase price of the stock is 85 percent of the lower closing price of either the first or the last day of the offering period. The ESPP requires a one-year holding period before the stock can be sold. Employees purchased 239 thousand shares at an average price of $21.19 per share during 2011. Approximately 809 thousand shares were available for purchase under the ESPP at December 31, 2011.

Total stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $52 million, $48 million, and $43 million, respectively, of which $18 million, $14 million, and $13 million is included in income (loss) from discontinued operations for each respective year. Measured but unrecognized stock-based compensation expense at December 31, 2011, was $35 million, which does not include the effect of estimated forfeitures of $2 million. This amount is comprised of $3 million related to stock options and $32 million related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.8 years.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

WPX Spin Off

As provided in the Employee Matters Agreement related to the spin-off of WPX (see Note 1), except for options awards granted prior to 2006, stock-based awards previously held by WPX employees were forfeited and replaced with WPX stock-based awards while awards held by our ongoing employees were adjusted upon the spin-off. All stock options granted previous to 2006 were converted into options to acquire both WPX common stock and our common stock. The adjusted awards maintain their original terms and conditions with regard to vesting schedules and expiration dates. These modifications to our stock-based compensation awards resulted in an insignificant amount of incremental expense. Both the shares and weighted-average prices presented below are on a post-spin basis.

Stock Options

The following summary reflects stock option activity and related information for the year ended December 31, 2011.

Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Millions)		(Millions)
Outstanding at December 31, 2010	12.3	$14.18
Granted	0.9	$24.21
Exercised	(3.3)	$11.13
Expired	(0.3)	$28.56

Outstanding at December 31, 2011	9.6	$15.63	$111

Exercisable at December 31, 2011	7.8	$14.87	$97

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $55 million, $20 million, and $2 million, respectively; and the tax benefit realized was $21 million, $7 million, and $1 million, respectively. Cash received from stock option exercises was $45 million, $7 million, and $2 million during 2011, 2010, and 2009, respectively.

The following summary provides additional information about stock options that are outstanding and exercisable at December 31, 2011.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
	(Millions)		(Years)	(Millions)		(Years)
$1.85 to $9.94	3.6	$7.49	3.8	3.3	$7.33	3.4
$12.79 to $19.80	3.3	$16.56	4.5	2.7	$16.42	3.8
$22.11 to $24.21	1.8	$23.62	6.8	0.9	$23.03	4.5
$26.10 to $29.72	0.9	$29.68	5.4	0.9	$29.68	5.4

Total	9.6	$15.63	4.7	7.8	$14.87	3.9

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value at date of grant of options for our common stock granted in each respective year, using the Black-Scholes option pricing model, is as follows:

	2011	2010	2009
Weighted-average grant date fair value of options for our common stock granted during the year, per share	$6.28	$5.71	$4.56

Weighted-average assumptions:
Dividend yield	3.6%	2.6%	1.6%
Volatility	34.6%	39.0%	60.8%
Risk-free interest rate	2.8%	3.0%	2.3%
Expected life (years)	6.5	6.5	6.5

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

Nonvested Restricted Stock Units

The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2011.

Restricted Stock Units	Shares	Weighted- Average Fair Value*
	(Millions)
Nonvested at December 31, 2010	5.2	$12.91
Granted	1.4	$23.31
Forfeited	(0.2)	$15.16
Cancelled	(0.3)	$—
Vested	(0.9)	$26.46

Nonvested at December 31, 2011	5.2	$14.12

*

Performance-based shares are primarily valued using a valuation pricing model. However, certain of these shares were valued using the end-of-period market price until certification that the performance objectives were completed or a value of zero once it was determined that it was unlikely that performance objectives would be met. All other shares are valued at the grant-date market price, less dividends projected to be paid over the vesting period.

Other restricted stock unit information

	2011	2010	2009
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$23.31	$16.37	$7.70

Total fair value of restricted stock units vested during the year ($’s in millions)	$35	$29	$28

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance-based shares granted under the Plan represent 30 percent of nonvested restricted stock units outstanding at December 31, 2011. These grants may be earned at the end of a three-year period based on actual performance against a performance target. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.

Note 14. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, our assets that are measured at fair value on a recurring basis.

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)
ARO Trust investments (see Note 15)	$25	$—	$—	$25	$40	$—	$—	$40
Available-for-sale equity securities (see Note 3)	24	—	—	24	—	—	—	—
Energy derivatives	1	—	—	1	—	—	—	—

Total assets	$50	$—	$—	$50	$40	$—	$—	$40

ARO Trust investments: Transco deposits a portion of its collected rates into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations pursuant to its 2008 rate case settlement. The ARO Trust invests in a portfolio of actively traded mutual funds.

Available-for-sale marketable equity securities: At December 31, 2011 we held certain equity securities that were subsequently sold in January 2012. These securities are traded on the New York Stock Exchange.

Energy derivatives: Energy derivatives include commodity based exchange-traded contracts, which consist of swaps that are valued based on quoted prices in active markets. The tenure of our energy derivatives portfolio is relatively short with all of our derivatives expiring by March 31, 2013.

The following table presents assets measured on a nonrecurring basis within Level 3 of the fair value hierarchy as of December 31, 2010.

	Fair Value	Total
	Measurement	Impairments
	(Millions)
Certain gathering assets – Williams Partners	$3	$9

Note 15. Financial Instruments, Derivatives, Guarantees, and Concentration of Credit Risk

Financial Instruments

Fair-value methods

We use the following methods and assumptions in estimating our fair-value disclosures for financial instruments:

Cash and cash equivalents and restricted cash: The carrying amounts reported in the Consolidated Balance Sheet approximate fair value due to the short-term maturity of these instruments. Restricted cash is included in other current assets and deferred charges in the Consolidated Balance Sheet.

ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into the ARO Trust. The ARO Trust invests in a portfolio of mutual funds that are reported at fair value, based on quoted net asset values, in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet and are classified as available-for-sale. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term debt: The fair value of our publicly traded long-term debt is determined using indicative period-end traded bond market prices. The fair value of our private debt is based on market rates and the prices of similar securities with similar terms and credit ratings. At December 31, 2011 and December 31, 2010, approximately 96 percent and 100 percent, respectively, of our long-term debt was publicly traded.

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

Other: Includes current and noncurrent notes receivable, margin deposits, customer margin deposits payable, and cost-based investments. Other also includes available-for-sale equity securities. These securities are reported within other current assets and deferred charges in the Consolidated Balance Sheet and are carried at fair value based upon the publicly traded equity prices.

Energy derivatives: Energy derivatives include forwards and swaps. These are carried at fair value in the Consolidated Balance Sheet. See Note 14 for a discussion of the valuation of our energy derivatives.

Carrying amounts and fair values of our financial instruments

	December 31, 2011		December 31, 2010
Asset (Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Cash and cash equivalents	$889	$889	$758	$758
Restricted cash	$—	$—	$4	$4
ARO Trust investments	$25	$25	$40	$40
Long-term debt, including current portion (a)	$(8,718)	$(10,043)	$(9,104)	$(9,990)
Guarantee	$(34)	$(32)	$(35)	$(34)
Other	$82	$81 (b)	$2	$— (b)
Energy derivatives	$1	$1	$—	$—

(a)	Excludes capital leases.
(b)

Excludes certain cost-based investments in companies that are not publicly traded and therefore it is not practicable to estimate fair value. The carrying value of these investments was $1 million and $2 million at December 31, 2011 and December 31, 2010, respectively.

Energy Commodity Derivatives

Risk management activities

We are exposed to market risk from changes in energy commodity prices within our operations. We may utilize derivatives to manage our exposure to the variability in expected future cash flows from forecasted purchases and sales of natural gas and NGLs attributable to commodity price risk. Certain of these derivatives utilized for risk management purposes have been designated as cash flow hedges, while other derivatives have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging our future cash flows on an economic basis.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Volumes

Our energy commodity derivatives are comprised of both contracts to purchase the commodity (long positions) and contracts to sell the commodity (short positions). Derivative transactions are categorized into two types:

•	Central hub risk: Includes physical and financial derivative exposures to Henry Hub for natural gas and Mont Belvieu for NGLs;

•	Basis risk: Includes physical and financial derivative exposures to the difference in value between the central hub and another specific delivery point.

The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of December 31, 2011. NGLs are presented in barrels.

Derivative Notional Volumes	Unit of Measure	Central Hub Risk	Basis Risk
Not Designated as Hedging Instruments
Williams Partners	Barrels	45,000	240,000
Midstream Canada & Olefins	Barrels	(25,000)

Fair values and gains (losses)

At December 31, 2011, the fair value of our energy commodity derivatives was an asset of $1 million. These derivative contracts were not designated as hedging instruments. Our derivatives are included in other current assets and deferred charges in our Consolidated Balance Sheet. Derivatives are classified as current or noncurrent based on the contractual timing of expected future net cash flows of individual contracts. The expected future net cash flows for derivatives classified as current are expected to occur within the next 12 months. The fair value amount is on a gross basis and does not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amount does not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI, revenues, or costs and operating expenses.

	Years ended December 31,
	2011	2010	Classification
	(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(18)	$(12)	AOCI
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$(18)	$(13)	Revenues or Costs and Operating Expenses
Gain (loss) recognized in income (ineffective portion)	$—	$—	Revenues or Costs and Operating Expenses

There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.

We recognized losses of $2 million and $1 million in revenues for the years ended December 31, 2011 and 2010, respectively, on our energy commodity derivatives not designated as hedging instruments.

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

As of December 31, 2011 and December 31, 2010, we did not have any collateral posted, either in the form of cash or letters of credit, to derivative counterparties since we had respective net derivative asset positions with all of our counterparties.

Cash flow hedges

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of December 31, 2011, we have realized all of our hedged portions of future cash flows associated with anticipated energy commodity purchases. Based on recorded values at December 31, 2011, no net gains or losses will be reclassified into earnings within the next year.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Guarantees

In addition to the guarantees and payment obligations discussed in Note 2 and Note 16, we have issued guarantees and other similar arrangements as discussed below.

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

We have provided a guarantee in the event of nonpayment by our previously owned communications subsidiary, WilTel, on a certain lease performance obligation that extends through 2042. The maximum potential exposure is approximately $38 million at December 31, 2011 and $39 million at December 31, 2010. Our exposure declines systematically throughout the remaining term of WilTel’s obligation. The carrying value of the guarantee included in accrued liabilities on the Consolidated Balance Sheet is $34 million at December 31, 2011 and $35 million at December 31, 2010.

At December 31, 2011, we do not expect these guarantees to have a material impact on our future liquidity or financial position. However, if we are required to perform on these guarantees in the future, it may have an adverse effect on our results of operations.

Concentration of Credit Risk

Cash equivalents

Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

Accounts and notes receivable

The following table summarizes concentration of receivables, net of allowances, by product or service at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Millions)
Receivables by product or service:
Sale of NGLs and related products and services	$446	$345
Transportation of natural gas and related products	164	149
Other, including certain amounts due from WPX	27	3

Total	$637	$497

Natural gas and NGL customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the central, eastern and northwestern United States, Rocky Mountains, Gulf Coast, and Canada. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues

In 2011 and 2010, we had one customer that accounted for 17 percent and 15 percent of our consolidated revenues, respectively. There were no customers for which our sales exceeded 10 percent of our consolidated revenues in 2009.

Note 16. Contingent Liabilities and Commitments

Indemnification of WPX Matters

We have agreed to indemnify our former affiliate, WPX and its subsidiaries, related to the following matters. In connection with this indemnification, we have retained applicable accrued asset and liability balances associated with these matters, and as a result, have an indirect exposure to future developments in these matters.

Issues Resulting from California Energy Crisis

WPX’s former power business was engaged in power marketing in various geographic areas, including California. Prices charged for power by WPX and other traders and generators in California and other western states in 2000 and 2001 were challenged in various proceedings, including those before the Federal Energy Regulatory Commission (FERC). WPX has entered into settlements with the State of California (State Settlement), major California utilities (Utilities Settlement), and others that substantially resolved each of these issues with these parties.

Although the State Settlement and Utilities Settlement resolved a significant portion of the refund issues among the settling parties, WPX continues to have potential refund exposure to nonsettling parties, including various California end users that did not participate in the Utilities Settlement. WPX is currently in settlement negotiations with certain California utilities aimed at eliminating or substantially reducing this exposure. If successful, and subject to a final “true-up” mechanism, the settlement agreement would also resolve WPX’s collection of accrued interest from counterparties as well as their payment of accrued interest on refund amounts. Thus, as currently contemplated by the parties, the settlement agreement would resolve most, if not all, of WPX’s legal issues arising from the 2000-2001 California Energy Crisis. We currently have a net receivable from WPX related to these matters.

Certain other issues also remain open at the FERC and for other nonsettling parties.

Reporting of Natural Gas-Related Information to Trade Publications

Civil suits based on allegations of manipulating published gas price indices have been brought against WPX and others, in each case seeking an unspecified amount of damages. WPX is currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri and Wisconsin brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary judgment in the Colorado case in favor of WPX and most of the other defendants based on plaintiffs’ lack of standing. In 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in WPX’s favor. The court’s order became final on July 18, 2011, and the Colorado plaintiffs might appeal the order.

In the other cases, on July 18, 2011, the Nevada district court granted WPX’s joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the FERC exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

moot. On July 22, 2011, the plaintiffs’ appealed the court’s ruling to the Ninth Circuit Court of Appeals, and the parties are briefing the issues. Because of the uncertainty around these current pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time. However, it is reasonably possible that the ultimate resolution of these items and our related indemnification obligation could result in future charges that may be material to our results of operations.

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of December 31, 2011, we have accrued liabilities totaling $47 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

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

Continuing operations

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury contamination, and other hazardous substances. These activities have involved the EPA, various state environmental authorities and identification as a potentially responsible party at various Superfund waste disposal sites. At December 31, 2011, we have accrued liabilities of $10 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2011, we have accrued liabilities totaling $8 million for these costs.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•	Former agricultural fertilizer and chemical operations and former retail petroleum and refining operations;

•	Former petroleum products and natural gas pipelines;

•	Former petroleum refining facilities;

•	Former exploration and production and mining operations;

•	Former electricity and natural gas marketing and trading operations.

At December 31, 2011, we have accrued environmental liabilities of $29 million related to these matters.

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

From May through October 2007, the court entered seven post-trial orders in the case (interlocutory orders) which, among other things, overruled the verdict award of tort and punitive damages as well as any damages against us. The court also denied the plaintiffs’ claims for attorneys’ fees. On January 28, 2008, the court issued its judgment awarding damages against Gulf Liquids of approximately $11 million in favor of Gulsby and approximately $4 million in favor of Gulsby-Bay. Gulf Liquids, Gulsby, Gulsby-Bay, Bay Ltd., and NAICO appealed the judgment. In February 2009, we settled with certain of these parties and reduced our accrued liability as of December 31, 2008, by $43 million, including $11 million of interest. On February 17, 2011, the Texas Court of Appeals upheld the dismissals of the tort and punitive damages claims and reversed and remanded the contract claim and attorney fee claims for further proceedings. None of the parties filed a petition for review in the Texas Supreme Court. As a result, we reduced our accrued liability as of December 31, 2011 by $33 million, including $14 million of interest. We are awaiting the Texas Court of Appeals to issue a mandate remanding the case to the trial court.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

James West v. Williams Alaska Petroleum, Inc., et al

In January 2010, the plaintiff originally filed a class action lawsuit in state court in Fairbanks, Alaska on behalf of individual property owners whose water contained sulfolane contamination allegedly emanating from the Flint Hills Oil Refinery in North Pole, Alaska. The suit named our subsidiary Williams Alaska Petroleum Inc. (WAPI) and Flint Hills Resources Alaska, LLC (FHRA) as defendants. We owned and operated the refinery until 2004 when we sold it to FHRA. We and FHRA have made claims under the pollution liability insurance policy issued in connection with the sale of the North Pole refinery to FHRA. We and FHRA also filed claims against each other seeking, among other things, contractual indemnification alleging that the other party caused the sulfolane contamination.

In August 2010, the court denied the plaintiff’s request for class certification. On May 5, 2011, we and FHRA settled the James West claim, leaving FHRA and WAPI claims. On November 17, 2011, we filed motions for summary judgment on FHRA’s claims against us, but the motions are unlikely to resolve all the outstanding claims. Similarly, FHRA has filed motions for summary judgment that would resolve some, but not all, of our claims against it. We await the court’s ruling on those motions and the new scheduling order.

While significant uncertainty still exists due to, among other things, ongoing proceedings and expert evaluations, we currently estimate that our reasonably possible loss exposure in this matter could range from an insignificant amount up to $32 million. We might have the ability to recover any such losses under the pollution liability policy if FHRA has not exhausted the policy limits.

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

At December 31, 2011, other than as previously disclosed, we are not aware of any material claims involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.

In addition to the foregoing, various other proceedings are pending against us which are incidental to our operations.

Summary

We estimate that for all matters for which we are able to reasonably estimate a range of loss, including those noted above and others that are not individually significant, our aggregate reasonably possible losses beyond

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amounts accrued for all of our contingent liabilities are immaterial to our expected future annual results of operations, liquidity and financial position. These calculations have been made without consideration of any potential recovery from third-parties. We have disclosed all significant matters for which we are unable to reasonably estimate a range of possible loss.

Commitments

Commitments for construction and acquisition of property, plant and equipment are approximately $830 million at December 31, 2011.

Note 17. Accumulated Other Comprehensive Income (Loss)

The table below presents changes in the components of accumulated other comprehensive income (loss).

	Income (Loss)
			Pension Benefits		Other Postretirement Benefits
	Cash Flow Hedges	Foreign Currency Translation	Prior Service Cost	Net Actuarial Gain (Loss)	Prior Service Cost	Net Actuarial Gain (Loss)	Other	Total
	(Millions)
Balance at December 31, 2008	$296	$53	$(3)	$(434)	$6	$2	$—	$(80)
2009 Change:
Pre-income tax amount	262	83	—	44	7	(1)	—	395
Income tax (provision) benefit	(99)	—	—	(17)	—	1	—	(115)
Net reclassification into earnings of derivative instrument gains (net of a $234 million income tax provision)	(384)	—	—	—	—	—	—	(384)
Amortization included in net periodic benefit expense	—	—	1	42	(4)	—	—	39
Income tax (provision) benefit on amortization	—	—	(1)	(16)	1	—	—	(16)

	(221)	83	—	53	4	—	—	(81)

Allocation of other comprehensive income (loss) to noncontrolling interests	—	—	—	(7)	—	—	—	(7)

Balance at December 31, 2009	75	136	(3)	(388)	10	2	—	(168)

2010 Change:
Pre-income tax amount	488	29	—	(71)	—	(12)	—	434
Income tax (provision) benefit	(185)	—	—	24	—	3	—	(158)
Net reclassification into earnings of derivative instrument gains (net of a $131 million income tax provision)	(211)	—	—	—	—	—	—	(211)
Amortization included in net periodic benefit expense	—	—	1	35	(5)	1	—	32
Income tax (provision) benefit on amortization	—	—	—	(13)	2	—	—	(11)

	92	29	1	(25)	(3)	(8)	—	86

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Income (Loss)
			Pension Benefits		Other Postretirement Benefits
	Cash Flow Hedges	Foreign Currency Translation	Prior Service Cost	Net Actuarial Gain (Loss)	Prior Service Cost	Net Actuarial Gain (Loss)	Other	Total
	(Millions)
Allocation of other comprehensive income to noncontrolling interests	—	—	—	—	—	—	—	—

Balance at December 31, 2010	167	165	(2)	(413)	7	(6)	—	(82)

2011 Change:
Pre-income tax amount	395	(18)	—	(220)	2	(21)	—	138
Income tax (provision) benefit	(152)	—	—	82	(1)	7	—	(64)
Net reclassification into earnings of derivative instrument gains (net of a $124 million income tax provision)	(190)	—	—	—	—	—	—	(190)
Amortization included in net periodic benefit expense	—	—	1	42	(4)	1	—	40
Income tax (provision) benefit on amortization	—	—	—	(16)	1	—	—	(15)
Unrealized gain(loss) on equity securities	—	—	—	—	—	—	3	3
Distribution of WPX Energy, Inc. to shareholders	(220)	—	—	1	—	—	—	(219)

	(167)	(18)	1	(111)	(2)	(13)	3	(307)

Allocation of other comprehensive income to noncontrolling interests	—	—	—	—	—	—	—	—

Balance at December 31, 2011	$—	$147	$(1)	$(524)	$5	$(19)	$3	$(389)

Note 18. Segment Disclosures

Our reporting segments are Williams Partners and Midstream Canada & Olefins. All remaining business activities are included in Other. (See Note 1.)

Our segment presentation of Williams Partners is reflective of the parent-level focus by our chief operating decision-maker, considering the resource allocation and governance provisions associated with this master limited partnership structure. WPZ maintains a capital and cash management structure that is separate from ours. WPZ is self-funding and maintains its own lines of bank credit and cash management accounts. These factors, coupled with a different cost of capital from our other businesses, serve to differentiate the management of this entity as a whole.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	United States	Other	Total
	(Millions)
Revenues from external customers:
2011	$7,728	$202	$7,930
2010	6,470	168	6,638
2009	5,163	115	5,278
Long-lived assets:
2011	$12,041	$583	$12,624
2010	11,384	408	11,792
2009	11,064	310	11,374

Our foreign operations are primarily located in Canada. Long-lived assets are comprised of property, plant, and equipment, and other intangible assets.

As discussed in Notes 1 and 2, our former exploration and production business was spun-off on December 31, 2011 and has been reported as discontinued operations in all periods presented. Revenues derived from intercompany sales to our former exploration and production business, previously reported as internal, have been recast and are now shown as external. These sales were $310 million, $264 million, and $164 million for the years ended 2011, 2010, and 2009, respectively. In addition, costs attributable to activities with our former exploration and production business, previously reported as internal, have been recast and are now shown as external. Such costs were $845 million, $797 million, and $541 million for the years ended 2011, 2010, and 2009, respectively. The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income (loss) as reported in the Consolidated Statement of Operations and other financial information related to long-lived assets.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Williams Partners	Midstream Canada & Olefins	Other	Eliminations	Total
	(Millions)
2011
Segment revenues:
External	$6,614	$1,302	$14	$—	$7,930
Internal	115	10	11	(136)	—

Total revenues	$6,729	$1,312	$25	$(136)	$7,930

Segment profit (loss)	$1,896	$296	$24	$—	$2,216
Less:
Equity earnings (losses)	142	—	13	—	155
Income (loss) from investments	—	(4)	11	—	7

Segment operating income (loss)	$1,754	$300	$—	$—	2,054

General corporate expenses					(187)

Total operating income (loss)					$1,867

Other financial information:
Additions to long-lived assets	$1,242	$242	$46	$—	$1,530
Depreciation and amortization	$611	$26	$25	$—	$662
2010
Segment revenues:
External	$5,609	$1,017	$12	$—	$6,638
Internal	106	16	12	(134)	—

Total revenues	$5,715	$1,033	$24	$(134)	$6,638

Segment profit (loss)	$1,574	$172	$68	$—	$1,814
Less:
Equity earnings (losses)	109	—	34	—	143
Income (loss) from investments	—	—	43	—	43

Segment operating income (loss)	$1,465	$172	$(9)	$—	1,628

General corporate expenses					(221)

Total operating income (loss)					$1,407

Other financial information:
Additions to long-lived assets(1)	$904	$104	$25	$—	$1,033
Depreciation and amortization	$568	$23	$21	$—	$612
2009
Segment revenues:
External	$4,524	$737	$17	$—	$5,278
Internal	78	16	10	(104)	—

Total revenues	$4,602	$753	$27	$(104)	$5,278

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Williams Partners	Midstream Canada & Olefins	Other	Eliminations	Total
	(Millions)
Segment profit (loss)	$1,317	$37	$(41)	$—	$1,313
Less:
Equity earnings (losses)	81	—	37	—	118
Income (loss) from investments	—	—	(75)	—	(75)

Segment operating income (loss)	$1,236	$37	$(3)	$—	1,270

General corporate expenses					(164)

Total operating income (loss)					$1,106

Other financial information:
Additions to long-lived assets	$1,023	$42	$27	$—	$1,092
Depreciation and amortization	$553	$21	$19	$—	$593

(1)

Does not include WPZ’s purchase of a business represented by certain gathering and processing assets in Colorado’s Piceance basin from our former Exploration & Production segment now included in discontinued operations.

The following table reflects total assets and equity method investments by reporting segment, including discontinued operations.

	Total Assets		Equity Method Investments
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2009
	(Millions)
Williams Partners	$14,380	$13,404	$1,383	$1,045	$593
Midstream Canada & Olefins	1,138	922	—	—	—
Other (a)	1,275	3,553	7	193	196
Eliminations (a)	(291)	(2,632)	—	—	—
Discontinued operations (see Note 2)	—	9,725	—	104	95

Total	$16,502	$24,972	$1,390	$1,342	$884

(a)

The decrease in the total assets of Other and Eliminations as compared to the prior year-end is substantially due to the forgiveness of an intercompany long-term receivable in the second-quarter of 2011.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 19. Subsequent Events

In January 2012, WPZ completed an equity issuance of 7 million common units representing limited partner interests at a price of $62.81 per unit. In February 2012, the underwriters exercised their option to purchase an additional 1.05 million common units for $62.81 per unit.

On February 17, 2012, Williams Partners completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC in exchange for $325 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments, and approximately 7.5 million in WPZ common units valued at $465 million. Our valuation of the assets acquired and liabilities assumed has not been completed because the acquisition is very recent. We expect the significant components of the valuation to include property, plant and equipment, intangible contract assets and goodwill. The goodwill relates primarily to enhancing our strategic platform for expansion in the area. Revenues and earnings for the acquired companies are insignificant for the periods presented primarily because the Laser Gathering System began operations in October 2011.

THE WILLIAMS COMPANIES, INC.

QUARTERLY FINANCIAL DATA

(Unaudited)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2011
Revenues	$1,871	$1,984	$1,972	$2,103
Costs and operating expenses	1,309	1,394	1,389	1,458
Income (loss) from continuing operations	360	239	321	158
Net income (loss)	384	297	342	(362)
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	300	171	253	79
Net income (loss)	321	227	272	(444)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	0.51	0.29	0.43	0.14
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	0.50	0.29	0.43	0.13
2010
Revenues	$1,724	$1,630	$1,543	$1,741
Costs and operating expenses	1,241	1,175	1,087	1,209
Income (loss) from continuing operations	(245)	177	179	160
Net income (loss)	(146)	222	(1,226)	228
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	(291)	143	144	108
Net income (loss)	(193)	185	(1,263)	174
Basic earnings (loss) per common share:
Income (loss) from continuing operations	(0.50)	0.25	0.25	0.19
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(0.50)	0.24	0.25	0.18

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

THE WILLIAMS COMPANIES, INC.

QUARTERLY FINANCIAL DATA – (Continued)

(Unaudited)

On December 31, 2011, we completed the spin-off of our former exploration and production business. (See Note 1 of Notes to Consolidated Financial Statements.) Summarized quarterly financial data has been retrospectively adjusted to reflect the historical results of the exploration and production business as discontinued operations. The increases (decreases) to amounts previously reported were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2011
Revenues	$(704)	$(685)	$(731)	$	N/A
Costs and operating expenses	(599)	(544)	(636)		N/A
Income (loss) from continuing operations	(32)	(61)	(26)		N/A
Net income (loss)	—	—	—		N/A
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	(29)	(59)	(24)		N/A
Net income (loss)	—	—	—		N/A
Basic earnings (loss) per common share:
Income (loss) from continuing operations	(0.05)	(0.10)	(0.04)		N/A
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(0.05)	(0.09)	(0.04)		N/A
2010
Revenues	$(867)	$(659)	$(757)		$(679)
Costs and operating expenses	(676)	(542)	(661)		(573)
Income (loss) from continuing operations	(97)	(48)	1,400		(72)
Net income (loss)	—	—	—		—
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	(96)	(45)	1,402		(70)
Net income (loss)	—	—	—		—
Basic earnings (loss) per common share:
Income (loss) from continuing operations	(0.17)	(0.07)	2.40		(0.12)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(0.17)	(0.07)	2.40		(0.12)

Net loss for fourth-quarter 2011 includes the following pre-tax items:

•	$271 million of early debt retirement costs consisting primarily of cash premiums of $254 million (see Note 4 of Notes to Consolidated Financial Statements);

•

$560 million of impairment charges primarily related to impairments of certain properties of our discontinued exploration and production business in the Powder River basin and Barnett Shale (see summarized results of discontinued operations at Note 2);

•	$179 million of impairment charges associated with our investment in WPX (see summarized results of discontinued operations at Note 2);

•	$33 million of income including associated interest related to the reduction of the Gulf Liquids litigation contingency accrual at Midstream Canada & Olefins (See Notes 4 and 16);

•	$30 million of transaction costs related to the spin-off of our exploration and production former business (see summarized results of discontinued operations at Note 2).

THE WILLIAMS COMPANIES, INC.

QUARTERLY FINANCIAL DATA – (Continued)

(Unaudited)

Net loss for fourth-quarter 2011 also includes a $26 million net tax benefit associated with the write-down of certain indebtedness related to our former power operations (see summarized results of discontinued operations at Note 2).

Net income for third-quarter 2011 includes a $66 million tax benefit to reverse taxes on undistributed earnings of certain foreign operations that are now considered to be permanently reinvested (see Note 5).

Net income for first-quarter 2011 includes the following pre-tax items:

•	$11 million gain related to the sale of our 50 percent interest in Accroven at Other (see Note 3);

•	$10 million related to the reversal of project feasibility costs from expense to capital at Williams Partners (see Note 4).

Net income for first-quarter 2011 also includes a $124 million tax benefit related to finalized settlements and a revised assessment on an international matter (see Note 5).

Net income for fourth-quarter 2010 includes the following tax adjustments:

•

$66 million provision to reflect taxes on undistributed earnings of certain foreign operations that were no longer consider permanently reinvested (see Note 5). These taxes were reversed in the third quarter of 2011;

•	$65 million benefit to decrease state income taxes (net of federal benefit) due to a reduction in our estimate of the effective deferred state rate, including state income tax carryovers (see Note 5).

Net loss for third-quarter 2010 includes the following pre-tax items:

•	$1,003 million impairment of goodwill related to our former exploration and production business (see summarized results of discontinued operations at Note 2);

•

$678 million of impairments of certain producing properties and acquired unproved reserves related to our former exploration and production business (see summarized results of discontinued operations at Note 2);

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

THE WILLIAMS COMPANIES, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS (PARENT)

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Equity in earnings of consolidated subsidiaries	$1,962	$1,457	$948
Interest accrued - external	(186)	(235)	(448)
Interest accrued - affiliate	(622)	(460)	(367)
Interest income - affiliate	84	76	285
Early debt retirement costs	(271)	(606)	(1)
Other income (expense) — net	(45)	(41)	(11)

Income from continuing operations before income taxes	922	191	406
Provision for income taxes	119	87	200

Income (loss) from continuing operations	803	104	206
Income (loss) from discontinued operations	(427)	(1,201)	79

Net income (loss)	$376	$(1,097)	$285

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.36	$0.17	$.35
Income (loss) from discontinued operations	(.72)	(2.05)	.14

Net income (loss)	$.64	$(1.88)	$.49

Weighted-average shares (thousands)	588,553	584,552	581,674

Diluted earnings (loss) per share common share:
Income (loss) from continuing operations	$1.34	$.17	$.35
Income (loss) from discontinued operations	(.71)	(2.03)	.14

Net income (loss)	$.63	$(1.86)	$.49

Weighted-average shares (thousands)	598,175	590,699	585,955

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

BALANCE SHEET (PARENT)

	December 31, 2011	December 31, 2010
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$292	$102
Other current assets	128	18

Total current assets	420	120
Investments in and advances to consolidated subsidiaries	13,602	20,815
Property, plant, and equipment - net	61	62
Other noncurrent assets	142	58

Total assets	$14,225	$21,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$143	$292
Long-term debt due within one year	28	49
Other current liabilities	58	40

Total current liabilities	229	381
Long-term debt	1,456	2,235
Notes payable - affiliates	8,418	9,008
Pension, other post-retirement and other liabilities	732	460
Deferred income taxes	1,597	1,683
Contingent liabilities and commitments
Equity:
Common stock	626	620
Other stockholders’ equity	1,167	6,668

Total stockholders’ equity	1,793	7,288

Total liabilities and stockholders’ equity	$14,225	$21,055

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

STATEMENT OF CASH FLOWS (PARENT)

	Years Ended December 31,
	2011	2010	2009
	(Millions)
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	$(286)	$3,371	$(159)

FINANCING ACTIVITIES:
Proceeds from long-term debt	75	100	595
Payments of long-term debt	(871)	(3,102)	(15)
Changes in notes payable to affiliate	(590)	1,422	227
Tax benefit of stock-based awards	22	7	1
Premiums paid on early debt retirement	(254)	(574)	—
Proceeds from issuance of common stock	49	12	6
Dividends paid	(457)	(284)	(256)
Other — net	(5)	(12)	(1)

Net cash provided (used) by financing activities	(2,031)	(2,431)	557

INVESTING ACTIVITIES:
Capital expenditures	(28)	(15)	(14)
Changes in investments in and advances to consolidated subsidiaries	2,553	(2,054)	(1)
Other — net	(18)	—	1

Net cash provided (used) by investing activities	2,507	(2,069)	(14)

Increase (decrease) in cash and cash equivalents	190	(1,129)	384
Cash and cash equivalents at beginning of period	102	1,231	847

Cash and cash equivalents at end of period	$292	$102	$1,231

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OR REGISTRANT

NOTES TO FINANCIAL INFORMATION (PARENT)

Note 1. Guarantees

In addition to the guarantees disclosed in the accompanying consolidated financial statements in Item 8, we have financially guaranteed the performance of certain consolidated subsidiaries. The duration of these guarantees varies and we estimate the maximum undiscounted potential future payment obligation related to these guarantees as of December 31, 2011, is approximately $233 million. We estimate that the fair value of these guarantees is not material.

Note 2. Cash Dividends Received

We receive dividends and distributions either directly from our subsidiaries or indirectly through dividends received by subsidiaries and subsequent transfers of cash to us through our corporate cash management system. The total of such receipts ultimately related to dividends and distributions for the years ended December 31, 2011, 2010 and 2009 was approximately $1.2 billion, $5.0 billion, and $635 million, respectively.

THE WILLIAMS COMPANIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses		Other		Deductions		Ending Balance
	(Millions)
2011
Allowance for doubtful accounts - accounts and notes receivable(b)	$15	$1		$—		$15	(g)	$1
Deferred tax asset valuation allowance(a)	249	(33)		—		71	(g)	145
2010
Allowance for doubtful accounts - accounts and notes receivable(b)	22	(6)		—		1	(f)	15
Deferred tax asset valuation allowance(a)	289	(40)		—		—		249
Price-risk management credit reserves - liabilities(c)	(3)	3	(d)	—		—		—
2009
Allowance for doubtful accounts - accounts and notes receivable(b)	29	4		—		11	(f)	22
Deferred tax asset valuation allowance(a)	224	65		—		—		289
Price-risk management credit reserves - assets(b)	6	(3	)(d)	(3	)(e)	—		—
Price-risk management credit reserves - liabilities(c)	(15)	12	(d)	—		—		(3)

(a)	Deducted primarily from related assets, with a portion included in assets of discontinued operations.
(b)	Deducted from related assets, primarily included in assets of discontinued operations.
(c)	Deducted from related liabilities, included in liabilities of discontinued operations.
(d)	Included in income (loss) from discontinued operations.
(e)	Included in accumulated other comprehensive income (loss).
(f)	Represents balances written off, reclassifications, and recoveries.
(g)	Includes balance deductions due to the spin-off of our exploration and production business on December 31, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

There have been no changes during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “Proposal 1 — Election of Directors” in our Proxy Statement prepared for the solicitation of proxies in connection with our Annual Meeting of Stockholders to be held May 17, 2012 (Proxy Statement), which information is incorporated by reference herein.

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

We have adopted a Code of Ethics for Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Controller, or persons performing similar functions. The Code of Ethics for Senior Officers, together with our Corporate Governance Guidelines, the charters for each of our board committees, and our Code of Business Conduct applicable to all employees are available on our Internet website at www.williams.com. We will provide, free of charge, a copy of our Code of Ethics or any of our other corporate documents listed above upon written request to our Corporate Secretary at Williams, One Williams Center, Suite 4700, Tulsa, Oklahoma 74172. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our Internet website at www.williams.com under the Investor Relations caption, promptly following the date of any such amendment or waiver.

Item 11.	Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Compensation of Directors,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report on Executive Compensation” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

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

The information regarding our principal accounting fees and services required by Item 9(e) of Schedule 14A will be presented under the heading “Principal Accounting Fees and Services” in Proposal 2 Ratification of the Appointment of Independent Auditors of our Proxy Statement, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 and 2.

Page
Covered by report of independent auditors:
Consolidated statement of operations for each year in the three-year period ended December 31, 2011	79
Consolidated balance sheet at December 31, 2011 and 2010	80
Consolidated statement of changes in equity for each year in the three-year period ended December 31, 2011	81
Consolidated statement of cash flows for each year in the three-year period ended December 31, 2011	83
Notes to consolidated financial statements	84
Schedule for each year in the three-year period ended December 31, 2011:
I — Condensed financial information of registrant	142
II — Valuation and qualifying accounts	146
Not covered by report of independent auditors:
Quarterly financial data (unaudited)	139

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

Exhibit No.		Description

4.5	—

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

4.29	—

Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit No.		Description

4.30	—

First Supplemental Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.31	—

Second Supplemental Indenture, dated as of November 17, 2011, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed November 18, 2011 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

10.1§	—

The Williams Companies Amended and Restated Retirement Restoration Plan effective January 1, 2008 (filed on February 25, 2009 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.2§	—	Form of Director and Officer Indemnification Agreement (filed on September 24, 2008 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

10.3§	—

Form of 2011 Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 24, 2011 as Exhibit 10.6 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.4*§	—	Form of 2012 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.5*§	—	Form of 2012 Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.6*§	—	Form of 2012 Nonqualified Stock Option Agreement among Williams and certain employees and officers.

10.7*	—	Form of 2011 Restricted Stock Unit Agreement among Williams and nonmanagement directors.

10.8	—	The Williams Companies, Inc. 1996 Stock Plan for Nonemployee Directors (filed on March 27, 1996 as Exhibit B to The Williams Companies, Inc.’s Proxy Statement) and incorporated herein by reference.

10.9§	—

The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.10§	—	Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.11§	—	Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.12*§	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective January 19, 2012.

10.13§	—

Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier I Executives) (filed on February 25, 2009 as Exhibit 10.18 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.14*§	—	Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier II Executives).

Exhibit No.		Description

10.15	—

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

10.16	—

Credit Agreement, dated as of June 3, 2011, by and among The Williams Companies, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.17	—

First Amendment to The Williams Companies, Inc. June 3, 2011 Credit Agreement, dated as of November 1, 2011, by and among The Williams Companies, Inc., the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on November 1, 2011 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference

10.18	—

Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP, Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.2 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

10.19*	—	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc.

10.20	—

Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (filed on January 6, 2012 as Exhibit 10.2 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

10.21	—

Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (filed on January 6, 2012 as Exhibit 10.3 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

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

Exhibit No.		Description

32**	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
§	Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

By:	/S/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN S. ARMSTRONG Alan S. Armstrong	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/S/ DONALD R. CHAPPEL Donald R. Chappel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/S/ TED T. TIMMERMANS Ted T. Timmermans	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

/S/ JOSEPH R. CLEVELAND* Joseph R. Cleveland*	Director	February 27, 2012

/S/ KATHLEEN B. COOPER* Kathleen B. Cooper*	Director	February 27, 2012

/S/ IRL F. ENGELHARDT* Irl F. Engelhardt*	Director	February 27, 2012

/S/ WILLIAM E. GREEN* William E. Green*	Director	February 27, 2012

/S/ JOHN A. HAGG* John A. Hagg*	Director	February 27, 2012

/S/ JUANITA H. HINSHAW* Juanita H. Hinshaw*	Director	February 27, 2012

/S/ FRANK T. MACINNIS* Frank T. MacInnis*	Chairman of the Board	February 27, 2012

/S/ STEVEN W. NANCE* Steven W. Nance*	Director	February 27, 2012

/S/ MURRAY D. SMITH* Murray D. Smith*	Director	February 27, 2012

Signature		Title	Date

/S/ JANICE D. STONEY* Janice D. Stoney*		Director	February 27, 2012

/S/ LAURA A. SUGG* Laura A. Sugg*		Director	February 27, 2012

*By:	/S/ SARAH C. MILLER Sarah C. Miller Attorney-in-Fact		February 27, 2012

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation, as supplemented (filed on May 26, 2010 as Exhibit 3.1 to the Company’s Form 8-K) and incorporated herein by reference.

3.2	—	By-Laws (filed on May 26, 2010 as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

4.1	—

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

Exhibit No.		Description

4.24	—

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

4.29	—

Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.30	—

First Supplemental Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.31	—

Second Supplemental Indenture, dated as of November 17, 2011, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed November 18, 2011 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

10.1§	—

The Williams Companies Amended and Restated Retirement Restoration Plan effective January 1, 2008 (filed on February 25, 2009 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.2§	—	Form of Director and Officer Indemnification Agreement (filed on September 24, 2008 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

10.3§	—

Form of 2011 Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 24, 2011 as Exhibit 10.6 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.4*§	—	Form of 2012 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.5*§	—	Form of 2012 Restricted Stock Unit Agreement among Williams and certain employees and officers.

Exhibit No.		Description

10.6*§	—	Form of 2012 Nonqualified Stock Option Agreement among Williams and certain employees and officers.

10.7*	—	Form of 2011 Restricted Stock Unit Agreement among Williams and nonmanagement directors.

10.8	—	The Williams Companies, Inc. 1996 Stock Plan for Nonemployee Directors (filed on March 27, 1996 as Exhibit B to The Williams Companies, Inc.’s Proxy Statement) and incorporated herein by reference.

10.9§	—

The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.10§	—	Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.11§	—	Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.12*§	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective January 19, 2012.

10.13§	—

Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier I Executives) (filed on February 25, 2009 as Exhibit 10.18 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.14*§	—	Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier II Executives).

10.15	—

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

10.16	—

Credit Agreement, dated as of June 3, 2011, by and among The Williams Companies, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.17	—

First Amendment to The Williams Companies, Inc. June 3, 2011 Credit Agreement, dated as of November 1, 2011, by and among The Williams Companies, Inc., the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on November 1, 2011 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference

10.18	—

Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP, Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.2 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

10.19*	—	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc.

Exhibit No.		Description

10.20	—

Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (filed on January 6, 2012 as Exhibit 10.2 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

10.21	—

Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (filed on January 6, 2012 as Exhibit 10.3 to The Williams Companies, Inc.’s Form 8-K) and incorporated herein by reference.

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

32**	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
§	Management contract or compensation plan or arrangement