Form 10-K/A
period 2011-12-31
WILLIAMS COMPANIES INC
filed 2012-04-11
CIK 107263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2011, is filed to revise the Report of Independent Registered Public Accounting Firm related to the financial statements of Gulfstream Natural Gas System, L.L.C. contained in Item 8 of the original Form 10-K. The revision relates solely to the deletion of the word “auditing” in reference to the standards of the Public Company Accounting Oversight Board (United States). Note 19 of the Notes to Consolidated Financial Statements has been updated to include information subsequent to the date of the report of our Independent Registered Public Accounting Firm. No changes have been made to the audited financial statements.

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

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Amendment No. 1 on Form 10-K/A.

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

Tulsa, Oklahoma

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Gulfstream Natural Gas System, L.L.C.

We have audited the balance sheets of Gulfstream Natural Gas System, L.L.C., (the “Company”), as of December 31, 2011 and 2010, and the related statements of operations, cash flows, and members’ equity and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Information Subsequent to Date of Independent Registered Public Accounting Firm Report

In March 2012, we completed the sale of certain former assets in Venezuela to PDVSA Gas, S.A. These assets were expropriated by the Venezuelan government in 2009. Upon closing, we received approximately $84 million in cash related to our interests in these assets which had no net book value at December 31, 2011. An additional $165 million is due to us in periodic cash payments through the first quarter of 2016. We also received approximately $63 million for all outstanding balances due from PDVSA related to the 2010 sale of our equity interest in Accroven SRL which had no net book value at December 31, 2011.

In March 2012, WPZ announced that it had entered into an agreement with Caiman Energy, LLC to acquire Caiman Eastern Midstream, LLC (the “Caiman Acquisition”), which operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania and eastern Ohio, for $1.78 billion in cash and 11,779,296 WPZ common units, valued at approximately $720 million. The Caiman Acquisition is expected to close during the second quarter of 2012, subject to customary closing conditions. We also announced our intention to purchase up to approximately 16.4 million additional WPZ common units for approximately $1 billion to facilitate the acquisition.

In April 2012, we completed an equity issuance of 29.9 million shares of common stock at a price of $30.59 per share.

In April 2012, WPZ completed an equity issuance of 10 million common units representing limited partner interests at a price of $54.56 per unit. The underwriters have a 30 day option to purchase an additional 1.5 million common units for $54.56 per unit.

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

THE WILLIAMS COMPANIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses		Other		Deductions		Ending Balance
	(Millions)
2011
Allowance for doubtful accounts - accounts and notes receivable(b)	$15	$1		$—		$15	(g)	$1
Deferred tax asset valuation allowance(a)	249	(33)		—		71	(g)	145
2010
Allowance for doubtful accounts - accounts and notes receivable(b)	22	(6)		—		1	(f)	15
Deferred tax asset valuation allowance(a)	289	(40)		—		—		249
Price-risk management credit reserves - liabilities(c)	(3)	3	(d)	—		—		—
2009
Allowance for doubtful accounts - accounts and notes receivable(b)	29	4		—		11	(f)	22
Deferred tax asset valuation allowance(a)	224	65		—		—		289
Price-risk management credit reserves - assets(b)	6	(3	)(d)	(3	)(e)	—		—
Price-risk management credit reserves - liabilities(c)	(15)	12	(d)	—		—		(3)

(a)	Deducted primarily from related assets, with a portion included in assets of discontinued operations.
(b)	Deducted from related assets, primarily included in assets of discontinued operations.
(c)	Deducted from related liabilities, included in liabilities of discontinued operations.
(d)	Included in income (loss) from discontinued operations.
(e)	Included in accumulated other comprehensive income (loss).
(f)	Represents balances written off, reclassifications, and recoveries.
(g)	Includes balance deductions due to the spin-off of our exploration and production business on December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 and 2.

Page
Covered by report of independent auditors:
Consolidated statement of operations for each year in the three-year period ended December 31, 2011	6
Consolidated balance sheet at December 31, 2011 and 2010	7
Consolidated statement of changes in equity for each year in the three-year period ended December 31, 2011	8
Consolidated statement of cash flows for each year in the three-year period ended December 31, 2011	9
Notes to consolidated financial statements	10
Schedule for each year in the three-year period ended December 31, 2011:
I — Condensed financial information of registrant	68
II — Valuation and qualifying accounts	72
Not covered by report of independent auditors:
Quarterly financial data (unaudited)	65

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

10.4§#	—	Form of 2012 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.5§#	—	Form of 2012 Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.6§#	—	Form of 2012 Nonqualified Stock Option Agreement among Williams and certain employees and officers.

10.7#	—	Form of 2011 Restricted Stock Unit Agreement among Williams and nonmanagement directors.

10.8	—	The Williams Companies, Inc. 1996 Stock Plan for Nonemployee Directors (filed on March 27, 1996 as Exhibit B to The Williams Companies, Inc.’s Proxy Statement) and incorporated herein by reference.

10.9§	—

The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.10§	—	Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.11§	—	Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.12§#	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective January 19, 2012.

10.13§	—

Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier I Executives) (filed on February 25, 2009 as Exhibit 10.18 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.14§#	—	Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier II Executives).

Exhibit No.		Description

10.15	—

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

10.19#	—	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc.

10.20	—

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

12#	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

14	—	Code of Ethics for Senior Officers (filed on March 15, 2004 as Exhibit 14 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

21#	—	Subsidiaries of the registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

23.2*	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

24#	—	Power of Attorney.

31.1*	—

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

Exhibit No.		Description

32**	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
§	Management contract or compensation plan or arrangement
#	Filed on February 27, 2012 as Exhibit to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

By:	/S/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer

Date: April 11, 2012

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

10.4§#	—	Form of 2012 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.5§#	—	Form of 2012 Restricted Stock Unit Agreement among Williams and certain employees and officers.

Exhibit No.		Description

10.6§#	—	Form of 2012 Nonqualified Stock Option Agreement among Williams and certain employees and officers.

10.7#	—	Form of 2011 Restricted Stock Unit Agreement among Williams and nonmanagement directors.

10.8	—	The Williams Companies, Inc. 1996 Stock Plan for Nonemployee Directors (filed on March 27, 1996 as Exhibit B to The Williams Companies, Inc.’s Proxy Statement) and incorporated herein by reference.

10.9§	—

The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q) and incorporated herein by reference.

10.10§	—	Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.11§	—	Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.12§#	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective January 19, 2012.

10.13§	—

Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier I Executives) (filed on February 25, 2009 as Exhibit 10.18 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.14§#	—	Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier II Executives).

10.15	—

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

10.19#	—	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc.

Exhibit No.		Description

10.20	—

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

12#	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

14	—	Code of Ethics for Senior Officers (filed on March 15, 2004 as Exhibit 14 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

21#	—	Subsidiaries of the registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

23.2*	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

24#	—	Power of Attorney.

31.1*	—

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

32**	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
§	Management contract or compensation plan or arrangement
#	Filed on February 27, 2012 as Exhibit to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference