Form 10-K/A
period 2011-12-31
WILLIAMS COMPANIES INC
filed 2012-05-01
CIK 107263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2011, is filed to restate the Selected Financial Data in Item 6 and Controls and Procedures in Item 9A, both as filed in our Form 10-K on February 27, 2012, as well as the Financial Statements and Supplementary Data in Item 8, as filed in our Amendment No. 1 on Form 10-K/A on April 11, 2012. The restatement reflects a correction to our accounting for deferred income taxes related to our investment in Williams Partners L.P. (WPZ). More specifically, this impacts our noncurrent deferred income tax liability related to financial and income tax bases differences arising from amounts previously recognized in capital in excess of par value as a result of the issuance of common units of our consolidated master limited partnership, WPZ. The impact of the correction is an increase to our noncurrent deferred income tax liability and a corresponding decrease to capital in excess of par value for all periods presented. There is no impact to our Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

In accordance with Accounting Standards Codification (ASC) 810 Consolidation (and as previously issued as Statement of Financial Accounting Standards No. 160 Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51) (ASC 810), which was effective for us beginning January 1, 2009, on a prospective basis, and previously in accordance with our policy election under the Securities and Exchange Commission Staff Accounting Bulletin No. 51 Accounting for Sales of Stock by a Subsidiary, we recorded “gains” associated with such issuances of WPZ units as a component of our stockholders’ equity.

We previously had not recorded deferred income taxes associated with these equity “gains”. However, in accordance with ASC 740 Income Taxes, we should recognize deferred income taxes for the future tax effects arising from the differences in our financial and income tax bases in our WPZ investment resulting from these transactions. This would only result in a current tax payable if we disposed of our investment interest in WPZ. Management has stated that it has no intent to dispose of this investment.

See additional discussion of the correction within Note 1 of Notes to Consolidated Financial Statements in Item 8 of this filing.

Item 6. Selected Financial Data

The following financial data at December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, should be read in conjunction with the financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K filed February 27, 2012, and Item 8, Financial Statements and Supplementary Data of this Amendment No. 2 on Form 10-K/A. All other financial data has been prepared from our accounting records. Certain amounts have been recast as a result of the December 31, 2011 spin-off of WPX. (See Note 1 of Notes to Consolidated Financial Statements.)

	2011	2010	2009	2008	2007
	(Millions, except per-share amounts)
Revenues	$7,930	$6,638	$5,278	$6,904	$6,639
Income (loss) from continuing operations (1)	1,078	271	346	682	677
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	803	104	206	528	606
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	1.34	0.17	0.35	0.90	1.00
Total assets at December 31 (2)	16,502	24,972	25,280	26,006	25,061
Short-term notes payable and long-term debt due within one year at December 31	353	508	17	18	108
Long-term debt at December 31	8,369	8,600	8,259	7,683	7,579
Stockholders’ equity at December 31 (2)	1,296	6,803	7,990	7,983	6,375
Cash dividends declared per common share	0.775	0.485	0.44	0.43	0.39

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

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we previously concluded that, as of December 31, 2011, our internal control over financial reporting was effective. In April 2012 we identified a material weakness related to accounting for deferred income taxes related to our investment in Williams Partners L.P. (WPZ) associated with gains recorded as a part of stockholders’ equity on units that WPZ issued in prior years.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed further in Note 1, we previously had not recorded deferred income taxes related to our investment in WPZ associated with gains recorded as part of stockholders’ equity on units that WPZ issued in prior years. However, in accordance with ASC 740 Income Taxes, we have now concluded that we should recognize deferred income taxes for tax effects arising from the differences in our financial and income tax bases in our WPZ investment resulting from these transactions., The correction to recognize these deferred taxes resulted in an increase to our noncurrent deferred income tax liability and a corresponding decrease to capital in excess of par value for all periods presented. Although this error had no impact on our Consolidated Statement of Operations or Consolidated Statement of Cash Flows, its magnitude was material to the Consolidated Balance Sheet and Consolidated Statement of Changes in Equity.

Based upon our current assessment, which considered the material weakness described above, our management concluded that our internal control over financial reporting was not effective at December 31, 2011.

We have corrected our method of accounting for deferred income taxes related to our investment in WPZ associated with gains recorded as part of stockholders’ equity on units that WPZ issues. We are also enhancing our controls for oversight of tax accounting for our financial investment in WPZ.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Amendment No. 2 on Form 10-K/A to our Annual Report.

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

In our report dated February 27, 2012, we expressed an unqualified opinion that The Williams Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria. Management has subsequently determined that a deficiency in controls as described in the following paragraph existed as of December 31, 2011, and has further concluded that such deficiency represented a material weakness as of December 31, 2011. As a result, management has revised its assessment, as presented in Item 8 in “Management’s Annual Report on Internal Control Over Financial Reporting”, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2011. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls with respect to the Company’s accounting for deferred income taxes related to the Company’s investment in Williams Partners L.P. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011, of The Williams Companies, Inc. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements and this report does not affect our report dated February 27, 2012, except as it relates to the matter discussed under Basis of Presentation – Correction of error in Note 1, as to which the date is May 1, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Williams Companies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2012, except for the effects of the

material weakness described in the sixth paragraph,

as to which the date is

May 1, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The Williams Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Gulfstream Natural Gas System, L.L.C. (Gulfstream) (a limited liability corporation in which the Company has a 50 percent interest). The Company’s investment in Gulfstream constituted two percent of the Company’s assets as of both December 31, 2011 and 2010 and the Company’s equity earnings in the net income of Gulfstream constituted five and seventeen percent of the Company’s income from continuing operations before income taxes for the years ended December 31, 2011 and 2010, respectively. Gulfstream’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion on the 2011 and 2010 consolidated financial statements, insofar as it relates to the amounts included for Gulfstream, is based solely on the report of the other auditors.

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

As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet and consolidated statement of changes in equity have been restated to correct the accounting for deferred income taxes related to the Company’s investment in Williams Partners L.P.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012, except for the effects of the material weakness described in the sixth paragraph (of that report), as to which the date is May 1, 2012, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2012, except as it relates to the matter discussed under Basis of Presentation – Correction of error in Note 1,

as to which the date is

May 1, 2012

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

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(Millions, except per-share amounts)
	(Restated)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$889	$758
Accounts and notes receivable (net of allowance of $1 at December 31, 2011 and 2010, respectively)	637	497
Inventories	169	225
Assets of discontinued operations	—	897
Regulatory assets	40	51
Other current assets and deferred charges	159	102

Total current assets	1,894	2,530

Investments	1,391	1,240
Property, plant, and equipment – net	12,580	11,754
Assets of discontinued operations	—	8,828
Regulatory assets, deferred charges, and other	637	620

Total assets	$16,502	$24,972

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$691	$432
Accrued liabilities	631	738
Liabilities of discontinued operations	—	896
Long-term debt due within one year	353	508

Total current liabilities	1,675	2,574

Long-term debt	8,369	8,600
Deferred income taxes	2,157	2,223
Liabilities of discontinued operations	—	2,179
Regulatory liabilities, deferred income, and other	1,715	1,262
Contingent liabilities and commitments (Note 16)

Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 626 million shares issued at December 31, 2011 and 620 million shares issued at December 31, 2010)	626	620
Capital in excess of par value	7,920	7,784
Retained deficit	(5,820)	(478)
Accumulated other comprehensive income (loss)	(389)	(82)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	1,296	6,803
Noncontrolling interests in consolidated subsidiaries	1,290	1,331

Total equity	2,586	8,134

Total liabilities and equity	$16,502	$24,972

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total
	(Millions, except per-share amounts)
Balance, December 31, 2008 (Restated)	$613	$7,617	$874	$(80)	$(1,041)	$7,983	$614	$8,597
Comprehensive income (loss):
Net income (loss)	—	—	285	—	—	285	76	361
Other comprehensive income (loss):
Net change in cash flow hedges (Note 17)	—	—	—	(221)	—	(221)	—	(221)
Foreign currency translation adjustments	—	—	—	83	—	83	—	83
Pension benefits:
Net actuarial gain (loss)	—	—	—	46	—	46	7	53
Other postretirement benefits:
Prior service cost	—	—	—	4	—	4	—	4

Total other comprehensive income (loss)						(88)	7	(81)

Total comprehensive income (loss)						197	83	280
Cash dividends – common stock (Note 12)	—	—	(256)	—	—	(256)	—	(256)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Issuance of common stock from debentures conversion (Note 12)	3	25	—	—	—	28	—	28
Stock-based compensation, net of tax benefit	2	36	—	—	—	38	—	38
Other	—	—	—	—	—	—	4	4

Balance, December 31, 2009 (Restated)	618	7,678	903	(168)	(1,041)	7,990	572	8,562
Comprehensive income (loss):
Net income (loss)	—	—	(1,097)	—	—	(1,097)	175	(922)
Other comprehensive income (loss):
Net change in cash flow hedges (Note 17)	—	—	—	92	—	92	—	92
Foreign currency translation adjustments	—	—	—	29	—	29	—	29
Pension benefits:
Prior service cost	—	—	—	1	—	1	—	1
Net actuarial gain (loss)	—	—	—	(25)	—	(25)	—	(25)
Other postretirement benefits:
Prior service cost	—	—	—	(3)	—	(3)	—	(3)
Net actuarial gain (loss)	—	—	—	(8)	—	(8)	—	(8)

Total other comprehensive income (loss)						86	—	86

Total comprehensive income (loss)						(1,011)	175	(836)
Cash dividends – common stock (Note 12)	—	—	(284)	—	—	(284)	—	(284)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(145)	(145)
Issuance of common stock from debentures conversion (Note 12)	—	2	—	—	—	2	—	2
Sale of limited partner units of consolidated partnership	—	—	—	—	—	—	806	806
Stock-based compensation, net of tax benefit	2	55	—	—	—	57	—	57
Changes in Williams Partners L.P. ownership interest, net	—	49	—	—	—	49	(77)	(28)

Balance, December 31, 2010 (Restated)	620	7,784	(478)	(82)	(1,041)	6,803	1,331	8,134
Comprehensive income (loss):
Net income (loss)	—	—	376	—	—	376	285	661
Other comprehensive income (loss):
Net change in cash flow hedges (Note 17)	—	—	—	53	—	53	—	53
Foreign currency translation adjustments	—	—	—	(18)	—	(18)	—	(18)
Pension benefits:
Prior service cost	—	—	—	1	—	1	—	1
Net actuarial gain (loss)	—	—	—	(112)	—	(112)	—	(112)
Other postretirement benefits:
Prior service cost	—	—	—	(2)	—	(2)	—	(2)
Net actuarial gain (loss)	—	—	—	(13)	—	(13)	—	(13)
Unrealized gain (loss) on equity securities	—	—	—	3	—	3	—	3

Total other comprehensive income (loss)						(88)	—	(88)

Total comprehensive income (loss)						288	285	573
Cash dividends – common stock (Note 12)	—	—	(457)	—	—	(457)	—	(457)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(214)	(214)
Issuance of common stock from debentures conversion (Note 12)	1	13	—	—	—	14	—	14
Stock-based compensation, net of tax benefit	4	104	—	—	—	108	—	108
Changes in Williams Partners L.P. ownership interest, net	—	18	—	—	—	18	(30)	(12)
Distribution of WPX Energy, Inc. to shareholders
(Note 2)	—	—	(5,261)	(219)	—	(5,480)	(81)	(5,561)
Other	1	1	—	—	—	2	(1)	1

Balance, December 31, 2011 (Restated)	$626	$7,920	$(5,820)	$(389)	$(1,041)	$1,296	$1,290	$2,586

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

Basis of Presentation

Correction of error

The accompanying Consolidated Balance Sheet and Consolidated Statement of Changes in Equity have been restated to correct an error related to our accounting for deferred income taxes associated with our investment in WPZ. In accordance with Accounting Standards Codification (ASC) 810 Consolidation (and as previously issued as Statement of Financial Accounting Standards No. 160 Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51) (ASC 810), which was effective for us beginning January 1, 2009, on a prospective basis, and previously in accordance with our policy election under the Securities and Exchange Commission Staff Accounting Bulletin No. 51 Accounting for Sales of Stock by a Subsidiary, we recorded “gains” associated with issuances of WPZ units as a component of our stockholders’ equity.

We previously had not recorded deferred income taxes associated with these transactions. However, in accordance with ASC 740 Income Taxes, we should recognize deferred income taxes for the future tax effects arising from the difference in our financial and income tax bases in our WPZ investment resulting from these transactions.

The accompanying Consolidated Balance Sheet and Consolidated Statement of Changes in Equity have been restated to reflect the correction. There is no impact to our Consolidated Statement of Operations or Consolidated Statement of Cash Flows. The correction resulted in an increase to our noncurrent deferred income tax liability and a corresponding decrease to capital in excess of par value for all periods presented, as detailed in the following table.

	As of December 31,
	2011	2010	2009	2008
	(Millions)
Deferred income taxes	$497	$485	$457	$457
Capital in excess of par value	(497)	(485)	(457)	(457)

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gulfstream contribution

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Accounts receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of our customers, and the amount and age of past due accounts. We consider receivables past due if full payment is not received by the contractual due date. Interest income related to past due accounts receivable is generally recognized at the time full payment is received or collectability is assured. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted..

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest capitalized

We capitalize interest during construction on major projects with construction periods of at least three months and a total project cost in excess of $1 million. Interest is capitalized on borrowed funds and where regulation by the FERC exists, on internally generated funds. The latter is included in other income (expense) — net below operating income (loss). The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by nonregulated companies are based on the average interest rate on debt.

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The December 31, 2010 summarized assets and liabilities of discontinued operations reflects our former exploration and production business. At December 31, 2011, the net assets of this former business have been eliminated from our consolidated balance sheet as the spin-off was complete.

Summarized Results of Discontinued Operations

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Revenues	$3,997	$4,042	$3,684

Income (loss) from discontinued operations before impairments,gain on deconsolidation and income taxes	$223	$350	$338
Impairments	(755)	(1,682)	(242)
Gain on deconsolidation	—	—	9
(Provision) benefit for income taxes	115	139	(90)

Income (loss) from discontinued operations	$(417)	$(1,193)	$15

Income (loss) from discontinued operations:
Attributable to noncontrolling interests	$10	$8	$(64)
Attributable to The Williams Companies, Inc.	$(427)	$(1,201)	$79

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Key variables and assumptions included the application of a control premium of up to 30 percent to the December 30, 2011 “when issued” trading value based on transactions involving energy companies. For the income approach, we estimated the fair value of WPX using a discounted cash flow analysis of their oil and natural gas reserves, primarily adjusted for long-term debt. Implicit in this approach was the use of forward market prices and discount rates that considered the risk of the respective reserves. After-tax discount rates assumed to be used by market participants were an average of 11.25 percent for proved reserves, 13.25 percent to 15.25 percent for probable reserves, and 15.25 percent to 18.25 percent for possible reserves. For the market approach, we considered multiples of cash flows derived from the value of comparable companies utilizing their respective traded stock prices, adjusted for a control premium consistent with levels noted above. Using these methodologies, we computed a range of estimated fair values from $4.5 billion to $6.7 billion. After giving preferential weighting to the “when issued” valuation, we computed an estimated fair value of approximately $5.5 billion.

As a result of this evaluation, we have recorded an impairment charge which is nondeductible for tax purposes. This amount served to reduce the investment basis of the net assets accounted for as a dividend upon the spin-off at December 31, 2011.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investments

	December 31,
	2011	2010
	( Millions)
Equity method:
Overland Pass Pipeline Company LLC (OPPL) - 50%	$433	$429
Gulfstream - 50% (1)	362	378
Laurel Mountain Midstream, LLC (Laurel Mountain) - 51% (2)	291	170
Discovery Producer Services LLC (Discovery) - 60% (2)	182	181
Other	122	80

	1,390	1,238
Cost method	1	2
Marketable equity securities	24	—

	$1,415	$1,240

(1)	As of December 31, 2011, 49 percent interest is held within Williams Partners, with the remaining 1 percent held within Other.
(2)	We account for these investments under the equity method due to the significant participatory rights of our partners such that we do not control the investments.

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	December 31,
	2011	2010
	(Millions)
Deferred tax liabilities:
Property, plant, and equipment	$65	$115
Investments	2,560	2,463
Other	46	101

Total deferred tax liabilities	2,671	2,679

Deferred tax assets:
Accrued liabilities	324	257
Minimum tax credits *	119	120
State loss and credit carryovers	170	201
Other	98	59

Total deferred tax assets	711	637

Less valuation allowance	145	178

Net deferred tax assets	566	459

Overall net deferred tax liabilities	$2,105	$2,220

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

With the spin-off of WPX on December 31, 2011, WPX will be included in our consolidated federal income tax returns and will be included with us and/or certain of our subsidiaries in applicable combined or unitary state, local and foreign income tax returns. In conjunction with the spin-off, WPX entered into a tax sharing agreement with us under which we generally will be liable for all U.S. federal, state, local and foreign income taxes attributable to WPX with respect to taxable periods ending on or before the distribution date. We will prepare pro forma tax returns for each tax period in which WPX or any of its subsidiaries are combined or consolidated with us for purposes of any tax return. WPX will reimburse us for any additional taxes shown on the pro forma tax returns, and we will reimburse WPX for any additional current losses or credits WPX recognizes based on the pro forma tax returns, excluding alternative minimum tax credits. We are also principally responsible for managing any income tax audits by the various tax jurisdictions for pre-spin-off periods. In the case of any tax audit adjustments, all pro forma returns and associated tax reimbursement obligations will be recomputed to give effect to such adjustments.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2011*	2010	2009
Options excluded (millions)	0.9	2.4	3.7
Weighted-average exercise price of options excluded	$29.68	$32.41	$30.21
Exercise price ranges of options excluded	$26.10 - $29.72	$22.68 - $40.51	$20.28 - $42.29
Fourth quarter weighted-average market price	$24.51	$22.47	$19.81

*	Information related to the excluded options for 2011 has been adjusted to reflect the impact of the spin-off of WPX on December 31, 2011 (see Note 13).

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net Periodic Benefit Expense and Items Recognized in Other Comprehensive Income (Loss)

Net periodic benefit expense and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before taxes for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(Millions)
Components of net periodic benefit expense:
Service cost	$41	$35	$32	$2	$2	$2
Interest cost	64	64	62	15	15	16
Expected return on plan assets	(77)	(71)	(61)	(10)	(9)	(9)
Amortization of prior service cost (credit)	1	1	1	(11)	(14)	(11)
Amortization of net actuarial loss	38	35	43	3	3	3
Net actuarial loss from settlements	4	—	—	—	—	—
Amortization of regulatory asset	—	—	1	1	1	5

Net periodic benefit expense	$71	$64	$78	$—	$(2)	$6

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(Millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	$220	$71	$(44)	$21	$12	$1
Prior service credit	—	—	—	(2)	—	(7)
Amortization of prior service (cost) credit	(1)	(1)	(1)	4	5	4
Amortization of net actuarial loss and loss from settlements	(42)	(35)	(43)	(1)	(1)	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)	177	35	(88)	22	16	(2)

Total recognized in net periodic benefit expense and other comprehensive income (loss)	$248	$99	$(10)	$22	$14	$4

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Pre-tax amounts expected to be amortized in net periodic benefit expense in 2012 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(Millions)
Amounts included in accumulated other comprehensive loss:
Prior service cost (credit)	$1	$(3)
Net actuarial loss	53	3
Amounts included in net regulatory assets associated with our FERC- regulated gas pipelines:
Prior service credit	N/A	$(4)
Net actuarial loss	N/A	7

Key Assumptions

The weighted-average assumptions utilized to determine benefit obligations as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate	3.98%	5.20%	4.22%	5.35%
Rate of compensation increase	4.52	5.00	N/A	N/A

The weighted-average assumptions utilized to determine net periodic benefit expense for the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.19%	5.78%	6.08%	5.35%	5.80%	6.00%
Expected long-term rate of return on plan assets	7.50	7.50	7.75	6.54	6.51	7.00
Rate of compensation increase	5.00	5.00	5.00	N/A	N/A	N/A

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 8. Inventories

	December 31,
	2011	2010
	(Millions)
Natural gas liquids and olefins	$97	$87
Natural gas in underground storage	1	62
Materials, supplies, and other	71	76

	$169	$225

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Property, Plant, and Equipment

	Estimated Useful Life (a)	Depreciation Rates (a)	December 31,
	(Years)	(%)	2011	2010
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$6,435	$6,134
Construction in progress	(b)		648	223
Other	3 - 45		816	773
Regulated:
Natural gas transmission facilities		.01 - 6.67	9,593	9,066
Construction in progress		(b)	199	240
Other		.01 - 33.33	1,391	1,359

Total property, plant, and equipment, at cost			19,082	17,795
Accumulated depreciation and amortization			(6,502)	(6,041)

Property, plant, and equipment - net			$12,580	$11,754

(a)	Estimated useful life and depreciation rates are presented as of December 31, 2011. Depreciation rates for regulated assets are prescribed by the FERC.

(b)	Construction in progress balances not yet subject to depreciation.

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, our assets that are measured at fair value on a recurring basis..

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

The following table presents assets measured on a nonrecurring basis within Level 3 of the fair value hierarchy as of December 31, 2010.

	Fair Value Measurement	Total Impairments
	(Millions)
Certain gathering assets – Williams Partners	$3	$9

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Laser Acquisition

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

Information Subsequent to Initial Date of Independent Registered Public Accounting Firm Report (Unaudited)

The acquired entities described above primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. The acquisition is being accounted for as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The excess of cost over those fair values is being allocated to goodwill.

As of March 31, 2012, we have completed our preliminary allocation of the purchase price to the major classes of the assets and liabilities acquired, which are presented in the Williams Partners segment. The amounts are preliminary because our valuation work has not been completed. We are awaiting further information for valuing the property, plant and equipment, intangible assets, assets held for sale, environmental and contingent liabilities and asset retirement obligations. In addition, we are still in the process of identifying all the assets acquired and liabilities assumed.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012
Assets held for sale	$20
Other current assets	3
Property, plant and equipment	158
Intangible assets	329
Goodwill	297
Other current liabilities	(17)

Total	$790

Intangible assets recognized in the acquisition are primarily related to gas gathering agreements with customers. Those intangible assets are being amortized on a straight-line basis over a 30-year period during which the customer contracts are expected to contribute to our cash flows. Goodwill recognized in the acquisition relates primarily to enhancing our strategic platform for expansion in the area. We are currently evaluating the appropriate reporting unit for the allocation of the goodwill within the Williams Partners segment. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present. Our evaluation will include a qualitative assessment of events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we will further compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in the amount of the excess. All of the goodwill is expected to be deductible for tax purposes.

Venezuela Settlement

In March 2012, we completed the sale of certain former assets in Venezuela to PDVSA Gas, S.A. These assets were expropriated by the Venezuelan government in 2009. Upon closing we received approximately $84 million in cash related to our interests in these assets which had no net book value at December 31, 2011. We also have the right to receive quarterly cash installments of $15 million through the first quarter of 2016 plus interest. We also received approximately $63 million for all outstanding balances due from PDVSA related to the 2010 sale of our equity interest in Accroven SRL which had no net book value at December 31, 2011.

Caiman Acquisition

In April 2012, WPZ completed the acquisition of 100 percent of the ownership interest in Caiman Eastern Midstream, LLC, from Caiman Energy, LLC (the “Caiman Acquisition”), for approximately $1.72 billion in cash, net of purchase price adjustments, and 11,779,296 WPZ common units, valued in the transaction at approximately $720 million. The acquired entity operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania, and eastern Ohio. In conjunction with the closing of the Caiman Acquisition, we purchased approximately 16.4 million additional WPZ common units for approximately $1 billion, utilizing cash on hand. Our valuation of the assets acquired and liabilities assumed has not been completed because the acquisition is very recent. We expect the significant components of the valuation to include property, plant and equipment, intangible contract assets and goodwill. We believe the acquisition will provide Williams Partners with a significant footprint and growth potential in the natural gas liquids-rich portion of the Marcellus Shale. Revenues and earnings for the acquired entity for the periods presented are not material.

THE WILLIAMS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financing Transactions

In April 2012, we completed an equity issuance of 29.9 million shares of common stock at a price of $30.59 per share.

In April 2012, WPZ completed an equity issuance of 10 million common units representing limited partner interests at a price of $54.56 per unit. Subsequently, the underwriters exercised their option to purchase approximately 1 million additional common units for $54.56 per unit.

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

THE WILLIAMS COMPANIES, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS (PARENT)

	Years Ended December 31,
	2011	2010	2009
	(Millions)
Equity in earnings of consolidated subsidiaries	$1,962	$1,457	$948
Interest accrued - external	(186)	(235)	(448)
Interest accrued - affiliate	(622)	(460)	(367)
Interest income - affiliate	84	76	285
Early debt retirement costs	(271)	(606)	(1)
Other income (expense) - net	(45)	(41)	(11)

Income from continuing operations before income taxes	922	191	406
Provision for income taxes	119	87	200

Income (loss) from continuing operations	803	104	206
Income (loss) from discontinued operations	(427)	(1,201)	79

Net income (loss)	$376	$(1,097)	$285

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.36	$0.17	$.35
Income (loss) from discontinued operations	(.72)	(2.05)	.14

Net income (loss)	$.64	$(1.88)	$.49

Weighted-average shares (thousands)	588,553	584,552	581,674

Diluted earnings (loss) per share common share:
Income (loss) from continuing operations	$1.34	$.17	$.35
Income (loss) from discontinued operations	(.71)	(2.03)	.14

Net income (loss)	$.63	$(1.86)	$.49

Weighted-average shares (thousands)	598,175	590,699	585,955

See accompanying notes.

THE WILLIAMS COMPANIES, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

BALANCE SHEET (PARENT)

	December 31, 2011	December 31, 2010
	(Millions)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$292	$102
Other current assets	128	18

Total current assets	420	120
Investments in and advances to consolidated subsidiaries	13,602	20,815
Property, plant, and equipment - net	61	62
Other noncurrent assets	142	58

Total assets	$14,225	$21,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$143	$292
Long-term debt due within one year	28	49
Other current liabilities	58	40

Total current liabilities	229	381
Long-term debt	1,456	2,235
Notes payable - affiliates	8,418	9,008
Pension, other post-retirement and other liabilities	732	460
Deferred income taxes	2,094	2,168
Contingent liabilities and commitments
Equity:
Common stock	626	620
Other stockholders’ equity	670	6,183

Total stockholders’ equity	1,296	6,803

Total liabilities and stockholders’ equity	$14,225	$21,055

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

THE WILLIAMS COMPANIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses		Other		Deductions		Ending Balance
	(Millions)
2011
Allowance for doubtful accounts - accounts and notes receivable (b)	$15	$1		$—		$15	(g)	$1
Deferred tax asset valuation allowance (a)	249	(33)		—		71	(g)	145

2010
Allowance for doubtful accounts - accounts and notes receivable (b)	22	(6)		—		1	(f)	15
Deferred tax asset valuation allowance (a)	289	(40)		—		—		249
Price-risk management credit reserves - liabilities (c)	(3)	3	(d)	—		—		—

2009
Allowance for doubtful accounts - accounts and notes receivable (b)	29	4		—		11	(f)	22
Deferred tax asset valuation allowance (a)	224	65		—		—		289
Price-risk management credit reserves - assets (b)	6	(3	)(d)	(3	)(e)	—		—
Price-risk management credit reserves - liabilities (c)	(15)	12	(d)	—		—		(3)

(a)	Deducted primarily from related assets, with a portion included in assets of discontinued operations.
(b)	Deducted from related assets, primarily included in assets of discontinued operations.
(c)	Deducted from related liabilities, included in liabilities of discontinued operations.
(d)	Included in income (loss) from discontinued operations.
(e)	Included in accumulated other comprehensive income (loss).
(f)	Represents balances written off, reclassifications, and recoveries.
(g)	Includes balance deductions due to the spin-off of our exploration and production business on December 31, 2011.

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

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Previously, based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective at a reasonable assurance level. Based upon our current evaluation, which considered the material weakness described in Item 8. in Management’s Annual Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls were not effective at a reasonable assurance level as of December 31, 2011.

As discussed in Management’s Annual Report on Internal Control Over Financial Reporting and Note 1 of the Notes to Consolidated Financial Statements, in April 2012, we identified a material weakness related to accounting for deferred income taxes related to our investment in Williams Partners L.P. (WPZ) associated with gains recorded as part of stockholders’ equity on units that WPZ issued in prior years. We have corrected our method of accounting for deferred income taxes related to our investment in WPZ associated with gains recorded as part of stockholders’ equity on units that WPZ issues. We are also enhancing our controls for oversight of tax accounting for our financial investment in WPZ.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

There have been no changes during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting. However, in the second quarter of 2012, we began enhancing our controls for oversight of tax accounting for our financial investment in WPZ.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1 and 2.

Page
Covered by report of independent auditors:
Consolidated statement of operations for each year in the three-year period ended December 31, 2011	9
Consolidated balance sheet at December 31, 2011 and 2010	10
Consolidated statement of changes in equity for each year in the three-year period ended December 31, 2011	11
Consolidated statement of cash flows for each year in the three-year period ended December 31, 2011	12
Notes to consolidated financial statements	13
Schedule for each year in the three-year period ended December 31, 2011:
I — Condensed financial information of registrant	72
II — Valuation and qualifying accounts	76
Not covered by report of independent auditors:
Quarterly financial data (unaudited)	69

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

10.10§	—	Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

Exhibit No.		Description

10.11§	—	Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.12§*	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective January 19, 2012.

10.13§	—

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

12#	—	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

14	—	Code of Ethics for Senior Officers (filed on March 15, 2004 as Exhibit 14 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

21#	—	Subsidiaries of the registrant.

Exhibit No.		Description

23.1*	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

23.2*	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

24#	—	Power of Attorney.

31.1*	—

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

Date: May 1 , 2012

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

Exhibit No.		Description

4.22	—

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

10.10§	—	Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.11§	—	Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s Form 10-K) and incorporated herein by reference.

10.12§*	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective January 19, 2012.

10.13§	—

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

Exhibit No.		Description

10.18	—

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