Form 10-Q
period 2012-03-31
WILLIAMS COMPANIES INC
filed 2012-05-01
CIK 107263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2012
Common Stock, $1 par value	625,652,405 Shares

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

All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of dividends to stockholders;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and crude oil prices and demand.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether we have sufficient cash to enable us to pay current and expected levels of dividends;

•	Availability of supplies, market demand, volatility of prices, and the availability and cost of capital;

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

The Williams Companies, Inc.

Consolidated Statement of Income

(Unaudited)

	Three months ended March 31,
(Millions, except per-share amounts)	2012	2011
Revenues:
Williams Partners	$1,685	$1,579
Midstream Canada & Olefins	345	316
Other	6	6
Intercompany eliminations	(17)	(30)

Total revenues	2,019	1,871

Segment costs and expenses:
Costs and operating expenses	1,348	1,309
Selling, general, and administrative expenses	96	82
Other (income) expense – net	8	(6)

Total segment costs and expenses	1,452	1,385

General corporate expenses	40	47

Operating income (loss):
Williams Partners	458	412
Midstream Canada & Olefins	104	74
Other	5	—
General corporate expenses	(40)	(47)

Total operating income (loss)	527	439
Interest accrued	(141)	(156)
Interest capitalized	10	5
Investing income – net	100	44
Other income (expense) – net	(4)	6

Income (loss) from continuing operations before income taxes	492	338
Provision (benefit) for income taxes	133	(22)

Income (loss) from continuing operations	359	360
Income (loss) from discontinued operations	136	24

Net income (loss)	495	384
Less: Net income attributable to noncontrolling interests	72	63

Net income (loss) attributable to The Williams Companies, Inc.	$423	$321

Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$287	$300
Income (loss) from discontinued operations	136	21

Net income (loss)	$423	$321

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.48	$.51
Income (loss) from discontinued operations	.23	.04

Net income (loss)	$.71	$.55

Weighted-average shares (thousands)	593,231	586,977
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.47	$.50
Income (loss) from discontinued operations	.23	.04

Net income (loss)	$.70	$.54

Weighted-average shares (thousands)	600,520	596,567
Cash dividends declared per common share	$.25875	$.125

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(Millions)	2012	2011
Net income (loss)	$495	$384

Other comprehensive income (loss):

Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $2 in 2012 and $8 in 2011	(6)	(15)
Reclassifications into earnings of net derivative instrument (gain) loss, net of taxes of $28 in 2011	1	(47)

Foreign currency translation adjustments	19	22

Amortization of actuarial (gain) loss on pension and other postretirement benefits included in net periodic benefit expense, net of taxes of ($5) in 2012 and ($4) in 2011	9	6

Reclassifications into earnings of (gain) loss on sale of equity securities, net of taxes of $2 in 2012	(3)	—

Other comprehensive income (loss)	20	(34)

Comprehensive income (loss)	515	350
Less: Comprehensive income (loss) attributable to noncontrolling interest	70	63

Comprehensive income (loss) attributable to The Williams Companies, Inc.	$445	$287

See accompanying notes.

The Williams Companies, Inc.

Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except per-share amounts)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,100	$889
Accounts and notes receivable (net of allowance of $1 at March 31, 2012 and December 31, 2011)	641	637
Inventories	186	169
Regulatory assets	40	40
Other current assets and deferred charges	152	159

Total current assets	2,119	1,894

Investments	1,418	1,391

Property, plant, and equipment, at cost	19,601	19,082
Accumulated depreciation and amortization	(6,637)	(6,502)

Property, plant, and equipment - net	12,964	12,580
Goodwill and other intangibles	668	44
Regulatory assets, deferred charges, and other	621	593

Total assets	$17,790	$16,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$676	$691
Accrued liabilities	529	631
Long-term debt due within one year	329	353

Total current liabilities	1,534	1,675

Long-term debt	8,366	8,369
Deferred income taxes	2,435	2,157
Regulatory liabilities, deferred income, and other	1,731	1,715
Contingent liabilities (Note 12)

Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 630 million shares issued at March 31, 2012 and 626 million shares issued at December 31, 2011)	630	626
Capital in excess of par value	8,269	7,920
Retained deficit	(5,551)	(5,820)
Accumulated other comprehensive income (loss)	(367)	(389)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	1,940	1,296
Noncontrolling interests in consolidated subsidiaries	1,784	1,290

Total equity	3,724	2,586

Total liabilities and equity	$17,790	$16,502

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total
	(Millions)
Balance, December 31, 2011	$626	$7,920	$(5,820)	$(389)	$(1,041)	$1,296	$1,290	$2,586
Net income (loss)	—	—	423	—	—	423	72	495
Other comprehensive income (loss)	—	—	—	22	—	22	(2)	20
Cash dividends – common stock	—	—	(154)	—	—	(154)	—	(154)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(99)	(99)
Issuance of common stock from debentures conversion	—	3	—	—	—	3	—	3
Stock-based compensation, net of tax	4	35	—	—	—	39	—	39
Sale of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	490	490
Issuance of limited partner units of Williams Partners L.P. related to acquisition	—	—	—	—	—	—	465	465
Changes in Williams Partners L.P. ownership interest, net	—	313	—	—	—	313	(498)	(185)
Reconsolidation of noncontrolling interest in Wilpro entities (see Note 3)	—	—	—	—	—	—	65	65
Other	—	(2)	—	—	—	(2)	1	(1)

Balance, March 31, 2012	$630	$8,269	$(5,551)	$(367)	$(1,041)	$1,940	$1,784	$3,724

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
(Millions)	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$495	$384
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	168	381
Provision (benefit) for deferred income taxes	86	(10)
Provision for loss on investments, property and other assets	—	31
Net (gain) loss on dispositions of assets	(57)	(7)
Gain on reconsolidation of Wilpro entities (Note 3)	(144)	—
Amortization of stock-based awards	9	14
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	52	6
Inventories	(17)	38
Margin deposits and customer margin deposits payable	(17)	(19)
Other current assets and deferred charges	35	28
Accounts payable	(68)	46
Accrued liabilities	(98)	(65)
Changes in current and noncurrent derivative assets and liabilities	7	17
Other, including changes in noncurrent assets and liabilities	(17)	(33)

Net cash provided (used) by operating activities	434	811

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	75
Payments of long-term debt	(25)	(75)
Proceeds from issuance of common stock	26	26
Proceeds from sale of limited partner units of consolidated partnership	490	—
Dividends paid	(154)	(73)
Dividends and distributions paid to noncontrolling interests	(61)	(52)
Distributions paid to noncontrolling interests on sale of Wilpro assets (Note 3)	(38)	—
Other – net	30	(5)

Net cash provided (used) by financing activities	268	(104)

INVESTING ACTIVITIES:
Capital expenditures*	(329)	(526)
Purchases of investments/advances to affiliates	(48)	(42)
Purchase of business	(325)	—
Proceeds from dispositions of investments	78	11
Cash of Wilpro entities upon reconsolidation (Note 3)	121	—
Other – net	12	(22)

Net cash provided (used) by investing activities	(491)	(579)

Increase (decrease) in cash and cash equivalents	211	128
Cash and cash equivalents at beginning of period	889	795

Cash and cash equivalents at end of period	$1,100	$923

* Increases to property, plant, and equipment	$(371)	$(482)
Changes in related accounts payable and accrued liabilities	42	(44)

Capital expenditures	$(329)	$(526)

See accompanying notes.

The Williams Companies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. General, Description of Business and Basis of Presentation

General

Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K/A Amendment No. 2, filed May 1, 2012. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us,” or similar language refer to The Williams Companies, Inc. and its subsidiaries.

Description of Business

Our operations are located principally in the United States and are organized into the Williams Partners and Midstream Canada & Olefins reporting segments. All remaining business activities are included in Other.

Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ) and includes gas pipeline and domestic midstream businesses. The gas pipeline businesses include 100 percent of Transcontinental Gas Pipe Line Company, LLC (Transco), 100 percent of Northwest Pipeline GP (Northwest Pipeline), and 49 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). WPZ’s midstream operations are composed of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and natural gas liquid (NGL) fractionation and transportation assets. WPZ’s midstream assets also include substantial operations and investments in the Four Corners region, the Piceance basin, as well as an NGL fractionator and storage facilities near Conway, Kansas.

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

Basis of Presentation

Comprehensive Income

In January 2012, we adopted Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income” (ASU 2011-5) and Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-5 requires presentation of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements. ASU 2011-5 also requires separate presentation in both net income and other comprehensive income of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The new guidance does not change the items reported

Notes (Continued)

in other comprehensive income, nor affect how earnings per share is calculated and presented. ASU 2011-12 defers the effective date for only the presentation requirements related to reclassifications in ASU 2011-5. During this deferral period, ASU 2011-12 provides that we should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. Net income (loss) and other comprehensive income (loss) are now presented in two separate, but consecutive statements.

Master limited partnership

During the first quarter of 2012, WPZ completed a public equity issuance of 8,050,000 common units representing limited partner interests. WPZ also issued 7,531,381 common units to the seller in connection with its acquisition of certain entities from Delphi Midstream Partners, LLC. (See Note 2). Following these transactions, as of March 31, 2012, we own approximately 72 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and incentive distribution rights.

The previously described equity issuances by WPZ had the combined net impact of increasing our noncontrolling interests in consolidated subsidiaries by $457 million, capital in excess of par value by $313 million and deferred income taxes by $185 million.

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

For periods prior to the spin-off, the accompanying Consolidated Statement of Income reflects the results of operations of our former exploration and production business as discontinued operations. (See Note 3.)

Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

Note 2. Acquisition

On February 17, 2012, WPZ completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC, in exchange for $325 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments, and 7,531,381 WPZ common units valued at $465 million (Laser Acquisition). These entities primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. The acquisition was accounted for as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The excess of cost over those fair values was allocated to goodwill.

The amounts recognized in the financial statements are preliminary because our valuation work has not been completed. We are awaiting further information for valuing the property, plant and equipment, intangible assets, assets held for sale, environmental and contingent liabilities and asset retirement obligations. In addition, we are still in the process of identifying all the assets acquired and liabilities assumed. The following table presents a preliminary allocation of the major classes of the assets acquired, which are presented in the Williams Partners segment:

Notes (Continued)

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

Revenues and earnings related to the Laser Acquisition included within the Consolidated Financial Statements are not material. Supplemental pro forma revenue and earnings on a combined basis for the periods presented are also not material as the Laser Gathering System began operations in October 2011.

Note 3. Discontinued Operations

On December 31, 2011, we completed the tax-free spin-off of our 100 percent interest in WPX to our shareholders. The following summarized results of discontinued operations for the three months ended March 31, 2011, reflect the results of operations of our former exploration and production business as discontinued operations. The summarized results of discontinued operations for the three months ended March 31, 2012, primarily include a gain on reconsolidation following the sale of certain of our former Venezuela operations, whose facilities were expropriated by the Venezuelan government in May 2009.

At December 31, 2011, the net assets of our former exploration and production business were eliminated from our consolidated balance sheet as the spin-off was complete.

Summarized results of discontinued operations

	Three months ended March 31,
	2012	2011
	(Millions)
Revenues	$—	$992

Income (loss) from discontinued operations before gain on reconsolidation, impairment and income taxes	$(8)	$46
Gain on reconsolidation	144	—
Impairment	—	(9)
(Provision) benefit for income taxes	—	(13)

Income (loss) from discontinued operations	$136	$24

Income (loss) from discontinued operations:
Attributable to noncontrolling interests	$—	$3
Attributable to The Williams Companies, Inc.	$136	$21

Notes (Continued)

Gain on reconsolidation for 2012 is related to our majority ownership in entities (the Wilpro entities) that owned and operated the El Furrial and PIGAP II gas compression facilities prior to their expropriation by the Venezuelan government in May 2009. We deconsolidated the Wilpro entities in 2009. In the first quarter of 2012, the El Furrial and PIGAP II assets were sold as part of a settlement related to the 2009 expropriation of these assets. Upon closing, the lenders that had provided financing for these operations were repaid in full, and the Wilpro entities received $98 million in cash and the right to receive quarterly cash installments of $15 million (note receivable) through the first quarter of 2016 plus interest. Following the settlement and repayment in full of the lenders, we reestablished control and, therefore, reconsolidated the Wilpro entities and recognized a gain on reconsolidation of $144 million. This gain reflects our share of the cash, including cash received in the settlement, and a note receivable held by the Wilpro entities at the time of reconsolidation. The note receivable was recognized at its estimated fair value, as further described below.

To determine the fair value of the note receivable at the time of reconsolidation, we considered both quantitative (income) and qualitative (market) approaches. Under our quantitative approach, we calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty under similar circumstances, our likelihood of using arbitration if the counterparty does not perform, and discount rates. Our qualitative analysis utilized information as to how similar notes might be valued. This analysis also reduced the value due to its limited marketability as the payment terms are embedded within the overall settlement agreement. Both analyses resulted in similar fair values. Ultimately we determined the fair value of the note receivable to be $88 million utilizing a probability-weighted cash flow analysis with a discount rate of approximately 12 percent and a probability of default ranging from 15 percent to 100 percent. Utilizing different assumptions regarding the collectability of the note receivable and discount rates could result in a materially different fair value.

Revenues and Income (loss) from discontinued operations before gain on reconsolidation, impairment and income taxes for 2011 primarily reflects the results of operations of our discontinued exploration and production business.

Energy commodity derivatives gains and losses

The following table presents pre-tax gains and losses for the three months ended March 31, 2011, for our former exploration and production business’ energy commodity derivatives.

	Three months ended
	March 31, 2011	Classification
	(Millions)
Designated as cash flow hedges
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(21)	Accumulated other comprehensive income (AOCI)
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$75	Income (loss) from discontinued operations
Gain (loss) recognized in income (ineffective portion)	$—	Income (loss) from discontinued operations
Not designated as cash flow hedges
Gain (loss) recognized in income	$3	Income (loss) from discontinued operations

Notes (Continued)

Note 4. Asset Sales and Other Accruals

Other (income) expense – net within segment costs and expenses in 2011 includes $10 million related to the reversal of project feasibility costs from expense to capital at Williams Partners, associated with a natural gas pipeline expansion project. This reversal was made upon determining that the related project was probable of development. These costs are now included in the capital costs of the project, which we believe are probable of recovery through the project rates.

Investing income – net at Other includes income of $63 million and $11 million in the first quarter of 2012 and 2011, respectively, related to the 2010 sale of our interest in Accroven SRL. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012 (see Note 3), we also received payment for all outstanding balances due from this sale, including interest.

Note 5. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes:

	Three months ended March 31,
	2012	2011
	(Millions)
Current:
Federal	$21	$29
State	4	3
Foreign	21	(20)

	46	12
Deferred:
Federal	87	(32)
State	(3)	(3)
Foreign	3	1

	87	(34)

Total provision (benefit)	$133	$(22)

The effective income tax rate for the total provision for the three months ended March 31, 2012, is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests and taxes on foreign operations, partially offset by the effect of state income taxes.

The effective income tax rate for the total benefit for the three months ended March 31, 2011, is less than the federal statutory rate primarily due to federal settlements, an international revised assessment and the impact of nontaxable noncontrolling interests, partially offset by the effect of state income taxes.

During the first quarter of 2011, we finalized settlements for 1997 through 2008 on certain contested matters with the Internal Revenue Service and also received a revised assessment on an international matter. These settlements and revised assessment resulted in a tax benefit of approximately $124 million in the first quarter of 2011. As a result of these settlements and revised assessment, we decreased our unrecognized tax benefits by approximately $62 million.

On December 23, 2011, the Internal Revenue Service issued temporary and proposed regulations providing guidance relating to the deduction and capitalization of expenditures made to acquire, produce, or improve tangible property. These regulations, effective January 1, 2012, will generally require changes in accounting methods. Once complete guidance has been released, we will assess the impact of the regulations on our Consolidated Financial Statements.

Notes (Continued)

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

Note 6. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended March 31,
	2012	2011
	(Dollars in millions, except per-share
	amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per share (1)	$287	$300

Basic weighted-average shares	593,231	586,977
Effect of dilutive securities:
Nonvested restricted stock units	3,564	4,125
Stock options	2,938	3,464
Convertible debentures	787	2,001

Diluted weighted-average shares	600,520	596,567

Earnings (loss) per common share from continuing operations:
Basic	$.48	$.51
Diluted	$.47	$.50

(1)	The three-month periods ended March 31, 2012 and March 31, 2011, include $.1 million and $.2 million, respectively, of interest expense, net of tax, associated with our convertible debentures. This amount has been added back to income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders to calculate diluted earnings per common share.

Effective January 1, 2012, new awards of time-based restricted stock units contain a nonforfeitable right to dividends during the vesting period. These share-based payment awards are participating securities and will be included in the computation of earnings (loss) per common share pursuant to the two-class method. The impact for first-quarter 2012 is immaterial.

For the three months ended March 31, 2012, 1.1 million weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive.

The table below includes information related to stock options that were outstanding at March 31 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares.

	March 31,
	2012	2011
Options excluded (millions)	0.9	3.0
Weighted-average exercise price of options excluded	$29.72	$31.50
Exercise price ranges of options excluded	$29.34 - $29.72	$28.30 - $40.51
First quarter weighted-average market price	$29.33	$28.27

Notes (Continued)

Note 7. Employee Benefit Plans

Net periodic benefit expense is as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
	(Millions)
Components of net periodic benefit expense:
Service cost	$10	$10	$1	$1
Interest cost	14	17	3	4
Expected return on plan assets	(16)	(19)	(2)	(3)
Amortization of prior service credit	—	—	(2)	(3)
Amortization of net actuarial loss	13	9	3	1

Net periodic benefit expense	$21	$17	$3	$—

During the three months ended March 31, 2012, we contributed $18 million to our pension plans and $4 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $61 million to our pension plans and approximately $11 million to our other postretirement benefit plans in the remainder of 2012.

Note 8. Inventories

	March 31,	December 31,
	2012	2011
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$117	$98
Materials, supplies, and other	69	71

	$186	$169

Note 9. Debt and Banking Arrangements

Credit Facilities

Letter of credit capacity under our $900 million and WPZ’s $2 billion credit facilities is $700 million and $1.3 billion, respectively. At March 31, 2012, no letters of credit have been issued and no loans are outstanding on either facility. We have issued letters of credit totaling $20 million as of March 31, 2012, under certain bilateral bank agreements.

Issuances and Retirements

In August 2011, Transco issued $375 million of 5.4 percent senior unsecured notes due 2041 to investors in a private debt placement. As part of the new issuance, Transco entered into a registration rights agreement with the initial purchasers of the notes. An offer to exchange these unregistered notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended, was commenced in February 2012 and completed in March 2012.

Notes (Continued)

Note 10. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
			Quoted
			Prices In
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Millions)
Assets (liabilities) at March 31, 2012:
Recurring basis:
ARO Trust investments	$24	$24	$24	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	1	4	—
Energy derivatives assets designated as hedging instruments	2	2	1	1	—
Energy derivatives liabilities not designated as hedging instruments	(4)	(4)	(1)	(3)	—
Energy derivatives liabilities designated as hedging instruments	(10)	(10)	(7)	(3)	—
Additional disclosures:
Notes receivable and other	156	156	17	10	129
Long-term debt, including current portion (a)	(8,691)	(9,951)	—	(9,951)	—
Guarantee	(34)	(32)	—	(32)	—
Assets (liabilities) at December 31, 2011:
Recurring basis:
ARO Trust investments	$25	$25	$25	$—	$—
Available-for-sale equity securities	24	24	24	—	—
Energy derivatives assets not designated as hedging instruments	1	1	1	—	—
Additional disclosures:
Notes receivable and other	57	57	N/A	N/A	N/A
Long-term debt, including current portion (a)	(8,718)	(10,043)	N/A	N/A	N/A
Guarantee	(34)	(32)	N/A	N/A	N/A

(a)	Excludes capital leases

Fair Value Methods

We use the following methods and assumptions in estimating our fair-value disclosures for financial instruments:

Assets and liabilities measured at fair value on a recurring basis

ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a

Notes (Continued)

recurring basis based on quoted net asset values, are classified as available-for-sale, and are reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter (OTC) contracts, which consist solely of swaps that are measured at fair value on a recurring basis. The tenure of our energy derivatives portfolio is relatively short with all of our energy derivatives expiring in the next 12 months. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives are reported in other current assets and deferred charges and accrued liabilities in the Consolidated Balance Sheet.

Energy derivatives considered Level 1 measurements consist of New York Mercantile Exchange and Intercontinental Exchange contracts and are valued based on quoted prices in these active markets.

Energy derivatives included in our Level 2 measurements consist solely of OTC swaps. Swap contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Significant inputs into our Level 2 valuations include commodity prices and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2012 or 2011.

Additional fair value disclosures

Notes receivable and other: Notes receivable and other disclosed at fair value include a note receivable related to the sale of certain former Venezuela operations (see Note 3) and a receivable from our former affiliate, WPX (see Note 12). The current portion of the notes is reported in accounts and notes receivable and the noncurrent portion of the notes is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. The carrying value of our notes receivable and other are considered to approximate the fair value generally due to the nature of the related interest rates and our assessment of our ability to recover these amounts using an income approach, as well as the proximity of the initial recognition at fair value of the note receivable associated with the former Venezuela operations to the reporting date. Notes receivable and other also include margin deposits, which are reported in other current assets and deferred charges.

Long-term debt: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.

Guarantee: The guarantee represented in the table consists of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a lease performance obligation that extends through 2042.

To estimate the disclosed fair value of the guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. This guarantee is reported in accrued liabilities in the Consolidated Balance Sheet.

Notes (Continued)

Guarantees

We are required by our revolving credit agreements to indemnify lenders for certain taxes required to be withheld from payments due to the lenders and for certain tax payments made by the lenders. The maximum potential amount of future payments under these indemnifications is based on the related borrowings and such future payments cannot currently be determined. These indemnifications generally continue indefinitely unless limited by the underlying tax regulations and have no carrying value. We have never been called upon to perform under these indemnifications and have no current expectation of a future claim.

Regarding our previously described guarantee of Wiltel’s lease performance, the maximum potential exposure is approximately $37 million at March 31, 2012 and $38 million at December 31, 2011. Our exposure declines systematically throughout the remaining term of WilTel’s obligation. The carrying value of the guarantee included in accrued liabilities on the Consolidated Balance Sheet is $34 million at March 31, 2012 and December 31, 2011.

We have provided guarantees in the event of nonpayment by our previously owned subsidiary, WPX, on certain contracts, primarily including a long-term transportation capacity agreement and a natural gas purchase contract, extending through 2017 and 2023, respectively. We estimate the maximum undiscounted potential future payment obligation under these remaining guarantees is approximately $245 million at March 31, 2012. Our recorded liability for these guarantees, which considers our estimate of the fair value of the guarantees, is insignificant.

Note 11. Derivative Instruments

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

Notes (Continued)

•	Basis risk: Includes physical and financial derivative exposures to the difference in value between the central hub and another specific delivery point.

The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of March 31, 2012. Natural gas is presented in millions of British Thermal Units (MMBtu) and NGLs are presented in barrels.

Derivative Notional Volumes	Unit of Measure	Central Hub Risk	Basis Risk
Designated as Hedging Instruments
Williams Partners	Barrels	(2,205,000)
Williams Partners	MMBtu	9,503,750	8,101,250
Not Designated as Hedging Instruments
Williams Partners	Barrels	120,000	345,000
Midstream Canada & Olefins	Barrels	(130,000)

Gains (losses)

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI, revenues, or costs and operating expenses.

	Three months ended March 31,
	2012	2011	Classification
	(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(9)	$(2)	AOCI
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$(2)	$—	Revenues or Costs and Operating Expenses

There were no gains or losses recognized in income as a result of hedge ineffectiveness, as a result of reclassifications to earnings following the discontinuance of any cash flow hedges, or as a result of excluding amounts from the assessment of hedge effectiveness.

We recognized gains of $1 million and losses of $1 million in revenues for the three months ended March 31, 2012 and 2011, respectively, on our energy commodity derivatives not designated as hedging instruments. In addition, we recognized gains of less than $1 million in costs and operating expenses for the three months ended March 31, 2012 on our energy commodity derivatives not designated as hedging instruments.

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

Notes (Continued)

from Standard and Poor’s and/or Moody’s Investors Service. Under these contracts, a credit ratings decline would lower our credit thresholds, thus requiring us to post additional collateral. We also have contracts that contain adequate assurance provisions giving the counterparty the right to request collateral in an amount that corresponds to the outstanding net liability.

As of March 31, 2012, we have collateral totaling $6 million, all of which is in the form of cash, posted to derivative counterparties to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $8 million. The additional collateral that we would be required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions of our derivative contracts was triggered, was $2 million. At December 31, 2011, we did not have any collateral posted, either in the form of cash or letters of credit, to derivative counterparties since we had net derivative asset positions with all our counterparties.

Cash flow hedges

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of March 31, 2012, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales through the end of 2012. Based on recorded values at March 31, 2012, $8 million of pre-tax net losses will be reclassified into earnings within the next nine months. These recorded values are based on market prices of the commodities as of March 31, 2012. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next nine months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Note 12. Contingent Liabilities

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

Notes (Continued)

Reporting of natural gas-related information to trade publications

Civil suits based on allegations of manipulating published gas price indices have been brought against WPX and others, in each case seeking an unspecified amount of damages. WPX is currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri, and Wisconsin brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary judgment in the Colorado case in favor of WPX and most of the other defendants based on plaintiffs’ lack of standing. In 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in WPX’s favor. The court’s order became final on July 18, 2011, and the Colorado plaintiffs might appeal the order.

In the other cases, on July 18, 2011, the Nevada district court granted WPX’s joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the FERC exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. In 2011, the plaintiffs’ appealed the court’s ruling to the Ninth Circuit Court of Appeals, and in early 2012, the parties completed briefing the issues. A decision is expected in 2013. Because of the uncertainty around these current pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time. However, it is reasonably possible that the ultimate resolution of these items and our related indemnification obligation could result in future charges that may be material to our results of operations.

Notes (Continued)

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

Notes (Continued)

Alaska refinery contamination litigation

In January 2010, James West filed a class action lawsuit in state court in Fairbanks, Alaska on behalf of individual property owners whose water contained sulfolane contamination allegedly emanating from the Flint Hills Oil Refinery in North Pole, Alaska. The suit named our subsidiary Williams Alaska Petroleum Inc. (WAPI) and Flint Hills Resources Alaska, LLC (FHRA), a subsidiary of Koch Industries, Inc. as defendants. We owned and operated the refinery until 2004 when we sold it to FHRA. We and FHRA have made claims under the pollution liability insurance policy issued in connection with the sale of the North Pole refinery to FHRA. We and FHRA also filed claims against each other seeking, among other things, contractual indemnification alleging that the other party caused the sulfolane contamination.

In August 2010, the court denied West’s request for class certification. On May 5, 2011, we and FHRA settled the James West claim, leaving FHRA and WAPI claims. On November 17, 2011, we filed motions for summary judgment on FHRA’s claims against us, but the motions are unlikely to resolve all the outstanding claims. Similarly, FHRA has filed motions for summary judgment that would resolve some, but not all, of our claims against it. Trial is set for April 2013.

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

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2012, we have accrued liabilities totaling $46 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for ground level ozone, and one hour nitrogen dioxide emission limits. We are unable to estimate the costs of asset additions or modifications necessary to comply with these new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.

Continuing operations

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury contamination, and other hazardous substances. These activities have involved the EPA, various state environmental authorities and identification as a potentially responsible party at various Superfund waste disposal sites. At March 31, 2012, we have accrued liabilities of $10 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2012, we have accrued liabilities totaling $8 million for these costs.

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

At March 31, 2012, we have accrued environmental liabilities of $28 million related to these matters.

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

At March 31, 2012, other than as previously disclosed, we are not aware of any material claims involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.

In addition to the foregoing, various other proceedings are pending against us which are incidental to our operations.

Summary

We estimate that for all matters for which we are able to reasonably estimate a range of loss, including those noted above and others that are not individually significant, our aggregate reasonably possible losses beyond amounts accrued for all of our contingent liabilities are immaterial to our expected future annual results of operations, liquidity and financial position. These calculations have been made without consideration of any potential recovery from third parties. We have disclosed all significant matters for which we are unable to reasonably estimate a range of possible loss.

Notes (Continued)

Note 13. Segment Disclosures

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

As discussed in Notes 1 and 3, our former exploration and production business was spun-off on December 31, 2011 and has been reported as discontinued operations in all prior periods presented. Revenues derived from intercompany sales to our former exploration and production business, previously reported as internal, have been recast and are now shown as external. In addition, costs attributable to activities with our former exploration and production business, previously reported as internal, have been recast and are now shown as external. Such revenues and costs were $74 million and $210 million, respectively, for the three months ended March 31, 2011.

Notes (Continued)

The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income (loss) as reported in the Consolidated Statement of Income and total assets by reporting segment.

	Williams Partners	Midstream Canada & Olefins	Other	Eliminations	Total
	(Millions)
Three months ended March 31, 2012
Segment revenues:
External	$1,673	$343	$3	$—	$2,019
Internal	12	2	3	(17)	—

Total revenues	$1,685	$345	$6	$(17)	$2,019

Segment profit (loss)	$488	$103	$59	$—	$650
Less:
Equity earnings (losses)	30	—	1	—	31
Income (loss) from investments	—	(1)	53	—	52

Segment operating income (loss)	$458	$104	$5	$—	567

General corporate expenses					(40)

Total operating income (loss)					$527

Three months ended March 31, 2011
Segment revenues:
External	$1,552	$315	$4	$—	$1,871
Internal	27	1	2	(30)	—

Total revenues	$1,579	$316	$6	$(30)	$1,871

Segment profit (loss)	$437	$74	$20	$—	$531
Less:
Equity earnings (losses)	25	—	9	—	34
Income (loss) from investments	—	—	11	—	11

Segment operating income (loss)	$412	$74	$—	$—	486

General corporate expenses					(47)

Total operating income (loss)					$439

March 31, 2012
Total assets (a)	$15,405	$1,243	$1,415	$(273)	$17,790

December 31, 2011
Total assets	$14,380	$1,138	$1,275	$(291)	$16,502

(a)	The increase in Williams Partners’ total assets as compared to the prior year-end is substantially due to the acquisition of certain entities from Delphi Midstream Partners, LLC in the first quarter of 2012. (See Note 2.)

Note 14. Subsequent Events

In April 2012, WPZ completed the acquisition of 100 percent of the ownership interest in Caiman Eastern Midstream, LLC, from Caiman Energy, LLC (Caiman Acquisition), for approximately $1.72 billion in cash, net of purchase price adjustments, and 11,779,296 WPZ common units, valued in the transaction at approximately $720 million. The acquired entity operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania, and eastern Ohio. In conjunction with the closing of the Caiman Acquisition, we purchased approximately 16.4 million additional WPZ common units for approximately $1 billion, utilizing cash on hand. Our valuation of the assets acquired and liabilities assumed has not been completed because the acquisition is very recent. We expect the significant components of the valuation to include property, plant and equipment, intangible contract assets and goodwill. We believe the acquisition will provide Williams Partners with a significant footprint and growth potential in the natural gas liquids-rich portion of the Marcellus Shale. Revenues and earnings for the acquired entity for the periods presented are not material.

WPZ had obtained a backup financing commitment for up to a $1.78 billion interim liquidity facility with UBS Investment Bank which would have been available to fund the full cash purchase price for the Caiman Acquisition if necessary. This commitment was terminated as it was not utilized.

Notes (Continued)

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

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

General

We are primarily an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas, natural gas liquids (NGLs), and olefins. Our operations are located principally in the United States, but span from the deepwater Gulf of Mexico to the Canadian oil sands, and are organized into the Williams Partners and Midstream Canada & Olefins reporting segments. All remaining business activities are included in Other. (See Note 1 of Notes to Consolidated Financial Statements for further discussion of these segments.) The Williams Partners segment consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ), of which we currently own approximately 68 percent, including the general partner interest.

Unless indicated otherwise, the following discussion and analysis of critical accounting estimates, results of operations, and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and Amendment No. 2 to our 2011 Annual Report on Form 10-K/A, filed May 1, 2012.

Acquisitions

In February 2012, WPZ completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC (Laser Acquisition). These entities primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. This acquisition represents a strategic platform to enhance WPZ’s expansion in the Marcellus Shale by providing our customers with both operational flow assurance and marketing flexibility. (See Results of Operations – Segments, Williams Partners.)

In April 2012, WPZ completed the acquisition of 100 percent of the ownership interests in Caiman Eastern Midstream, LLC from Caiman Energy, LLC (Caiman Energy) in exchange for approximately $1.72 billion in cash, net of purchase price adjustments, and approximately 11.8 million of WPZ common units representing limited partner interests valued at $720 million in the transaction (Caiman Acquisition). Caiman Energy has agreed that it will not transfer these units for a period of 18 months after the closing of the transaction without WPZ’s written consent. WPZ funded the cash portion of the transaction with a combination of cash on hand and cash received from the sale of its common units to us. (See Results of Operations – Segments, Williams Partners.)

Dividends

In January 2012, our Board of Directors approved a regular quarterly dividend of $0.25875 per share. We expect total 2012 dividends to be $1.20 per share, which is almost 55 percent higher than 2011, and a 20 percent dividend increase in both 2013 and 2014.

Overview of Three Months Ended March 31, 2012

Income (loss) from continuing operations attributable to The Williams Companies, Inc., for the three months ended March 31, 2012, changed unfavorably by $13 million compared to the three months ended March 31, 2011. This change includes:

•

The absence of a $124 million net tax benefit recorded in first-quarter 2011 associated with federal settlements and an international revised assessment. (See Note 5 of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

•

A $46 million improvement in operating income at Williams Partners primarily due to an increase in fee revenues and higher NGL margins reflecting improved commodity prices (see Results of Operations – Segments, Williams Partners);

•	A $30 million improvement in operating income at Midstream Canada & Olefins due to higher olefin production margins. (see Results of Operations – Segments, Midstream Canada & Olefins).

•	A favorable change in investing income – net of $56 million primarily reflecting the first quarter 2012 receipt of the remaining payments on the 2010 sale of our interest in Accroven SRL.

See additional discussion in Results of Operations.

Our net cash provided by operating activities for the three months ended March 31, 2012, decreased $377 million compared to the three months ended March 31, 2011, primarily due to the absence of operating cash flows from our former exploration and production business and net unfavorable changes in working capital, partially offset by improved operating income from our continuing businesses.

Recent Events

•

In February 2012, we announced a new interstate gas pipeline joint venture. The new 120-mile Constitution Pipeline will connect Williams Partners’ gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. We expect to own a majority of Constitution Pipeline. This project, along with the newly acquired Laser Gathering System and our Springville pipeline are key steps in Williams Partners’ strategy to create the Susquehanna Supply Hub, a major natural gas supply hub in northeastern Pennsylvania.

•

In March 2012, a settlement agreement was reached under which our majority-owned entities that owned and operated the El Furrial and PIGAP II gas compression facilities in Venezuela sold the assets of these facilities following their expropriation by the Venezuelan government in 2009. In connection with the settlement, we received $98 million of cash and the right to receive quarterly installments of $15 million through the first quarter of 2016. Also as part of this settlement, we received $63 million in cash related to a previous agreement to sell our interest in Accroven SRL. (See Notes 3 and 4 of Notes to Consolidated Financial Statements.)

•

In April 2012, we completed an equity issuance of 29.9 million shares of common stock at a price of $30.59 per share. We used the net proceeds from this offering, together with cash on hand, to purchase approximately 16.4 million additional WPZ common units in connection with the financing of WPZ’s Caiman Acquisition.

•

In April 2012, WPZ completed an equity issuance of 10 million common units representing limited partner interests at a price of $54.56 per unit. Subsequently, the underwriters exercised their option to purchase approximately 1 million additional common units for $54.56 per unit. The proceeds will be used to fund general partnership purposes, including funding of a portion of the purchase price of WPZ’s Caiman Acquisition.

Company Outlook

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

Our business plan for 2012 includes planned capital investments of approximately $6.6 billion, including WPZ equity issued or expected to be issued in association with the previously discussed acquisitions. We expect to fund these activities primarily through cash on hand, cash flow from operations, equity issuances and debt and equity issuances by WPZ.

Management’s Discussion and Analysis (Continued)

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

Critical Accounting Estimate

In February 2012, Williams Partners completed the Laser Acquisition, which includes a gathering system comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. As a result of the acquisition, we have recorded $297 million of goodwill as of March 31, 2012. (See Note 2 of Notes to Consolidated Financial Statements.) We are currently evaluating the appropriate reporting unit for the allocation of the goodwill within the Williams Partners segment. We are required to evaluate the goodwill for impairment at least annually or more frequently if impairment indicators are present. Our evaluation will include a qualitative assessment of events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we will further compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in the amount of the excess.

Management’s Discussion and Analysis (Continued)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended March 31,
	2012	2011	$ Change*	% Change*
	(Millions)
Revenues	$2,019	$1,871	+148	+8%
Costs and expenses:
Costs and operating expenses	1,348	1,309	-39	-3%
Selling, general and administrative expenses	96	82	-14	-17%
Other (income) expense – net	8	(6)	-14	NM
General corporate expenses	40	47	+7	+15%

Total costs and expenses	1,492	1,432
Operating income (loss)	527	439
Interest accrued – net	(131)	(151)	+20	+13%
Investing income – net	100	44	+56	+127%
Other income (expense) – net	(4)	6	-10	NM

Income (loss) from continuing operations before income taxes	492	338
Provision (benefit) for income taxes	133	(22)	-155	NM

Income (loss) from continuing operations	359	360
Income (loss) from discontinued operations	136	24	+112	NM

Net income (loss)	495	384
Less: Net income attributable to noncontrolling interests	72	63	-9	-14%

Net income (loss) attributable to The Williams Companies, Inc.	$423	$321

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator, or a percentage change greater than 200.

Three months ended March 31, 2012 vs. three months ended March 31, 2011

The increase in revenues is primarily due to higher marketing revenues at Williams Partners resulting from higher volumes, partially offset by lower average NGL prices. Additionally, fee revenues increased at Williams Partners primarily due to higher gathering, processing, and transportation fees. Midstream Canada & Olefins ethylene revenues increased primarily due to higher average per-unit sales prices and higher volumes.

The increase in costs and operating expenses is primarily due to increased marketing purchases at Williams Partners primarily resulting from higher volumes, partially offset by lower average NGL prices. This increase is partially offset by decreased costs at Williams Partners associated with production of NGLs reflecting lower average natural gas prices.

The increase in selling, general and administrative expenses (SG&A) is primarily due to an increase at Williams Partners reflecting higher information technology and employee-related expenses driven by general growth within Williams Partners’ business operations.

Other (income) expense – net within operating income in 2011 includes a $10 million reversal of project feasibility costs from expense to capital at Williams Partners.

Management’s Discussion and Analysis (Continued)

The favorable change in operating income (loss) generally reflects increased fee revenues and increased NGL and ethylene margins due to both favorable energy commodity price changes in 2012 as compared to 2011 and higher volumes, partially offset by unfavorable changes in SG&A and other (income) expense – net as previously discussed.

Interest accrued – net changed favorably primarily due to corporate debt retirements in December 2011.

The favorable change in investing income – net is primarily due to $63 million of income recognized in 2012 as compared to an $11 million gain in 2011 at Other related to the 2010 sale of our interest in Accroven SRL. (See Note 4 of Notes to Consolidated Financial Statements.)

Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income in 2012 and the absence of approximately $124 million tax benefit from federal settlements and an international revised assessment in 2011. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Income (loss) from discontinued operations in 2012 primarily includes a gain on reconsolidation following the sale of certain of our former Venezuela operations. See Note 3 of Notes to Consolidated Financial Statements for a discussion for the items in income (loss) from discontinued operations.

The unfavorable change in net income attributable to noncontrolling interests primarily reflects higher operating results at WPZ and our decreased percentage of ownership of WPZ, which was 72 percent at March 31, 2012, compared to 75 percent at March 31, 2011.

Management’s Discussion and Analysis (Continued)

Results of Operations — Segments

Williams Partners

Our Williams Partners segment includes WPZ, our consolidated master limited partnership, which includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering, processing and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain and Gulf Coast regions of the United States. As of March 31, 2012, we own approximately 72 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.

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

Overview of Three Months Ended March 31, 2012

Significant events during 2012 include the following:

Caiman Acquisition

In March 2012, we announced an agreement to acquire Caiman Energy’s wholly owned subsidiary, Caiman Eastern Midstream LLC (Caiman). We completed the acquisition in the second quarter of 2012. (See Note 14 of Notes to Consolidated Financial Statements.)

The acquisition provides Williams Partners with a significant footprint and growth potential in the natural gas liquids-rich Ohio River Valley area of the Marcellus Shale. Caiman’s existing physical assets include a gathering system, two processing facilities and a fractionator located in northern West Virginia and eastern Ohio. In addition to the acquisition cost, we are committing a large portion of our planned 2012 capital expenditures for expansions to the gathering, processing and fractionation facilities, which are currently under construction. NGL pipelines are also planned. The assets are anchored by long-term contracted commitments, including 236,000 dedicated gathering acres from 10 producers in West Virginia, Ohio and Pennsylvania.

We also intend to participate in a new joint venture with Caiman Energy and its investors and management to develop midstream infrastructure in the NGL- and oil-rich areas of the Utica Shale in Ohio.

Susquehanna Supply Hub

Our Susquehanna Supply Hub is an integrated gathering infrastructure in the Marcellus Shale area of northeastern Pennsylvania including gathering assets acquired in December 2010, various compression and dehydration expansion projects, additional gathering and take away facilities acquired in February 2012, and our newly constructed Springville pipeline.

In February 2012, we completed the Laser Acquisition for $325 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments, and approximately 7.5 million of WPZ’s common units valued at $465 million. The gathering system is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in Susquehanna County, Pennsylvania, as well as 10 miles of gathering pipeline in southern New York. The acquisition is supported by existing long-term gathering agreements that provide acreage dedications and volume commitments.

Our Springville pipeline was placed into service in January 2012, providing new take-away capacity and allowing full use of capacity from various compression and dehydration expansion projects to our gathering business in northeastern Pennsylvania’s Marcellus Shale. In conjunction with a long-term agreement with a significant producer, we are operating the 33-mile, 24-inch diameter natural gas gathering pipeline and plan to increase the capacity in 2012.

Management’s Discussion and Analysis (Continued)

As production in the Marcellus increases and expansion projects are completed, the Susquehanna Supply Hub is expected to reach a gas take away capacity of 3 billion cubic feet per day (Bcf/d) by 2015.

Volatile commodity prices

Average per-unit NGL margins in the first quarter of 2012 were 11 percent higher than in the same period of 2011, benefiting from lower natural gas prices driven by abundant natural gas supplies, partially offset by weaker NGL prices, primarily ethane.

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

Outlook for the Remainder of 2012

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

•

As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 10 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink gas requirements for the remainder of 2012. The combined impact of these energy commodity derivatives will provide a margin on the hedged volumes of $169 million.

Gathering, processing, and NGL sales volumes

•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities, which are influenced by natural gas prices.

•

In Williams Partners’ onshore businesses, we anticipate significant growth in our gas gathering volumes as our infrastructure grows to support drilling activities in northeast Pennsylvania. We anticipate slight increases in gas gathering volumes in the Piceance basin and no change or slight declines in basins in the Rocky Mountain and Four Corners areas due to reduced drilling activity. We anticipate equity NGL volumes in 2012 to be comparable to 2011, as we expect little change in the volume of gas processed in the western onshore businesses. Sustained low gas prices could discourage producer drilling activities in our onshore areas and unfavorably impact the supply of natural gas available to gather and process in the long term.

•

In Williams Partners’ gulf coast businesses, we expect higher gas gathering, processing, and crude transportation volumes. Our customers’ drilling activities are primarily focused on crude oil economics, rather than natural gas and we have not experienced, and do not anticipate, an overall significant decline in volumes due to reduced drilling activities.

•

The operator of the third-party fractionator serving our NGL production transported on Overland Pass Pipeline Company LLC (OPPL) has notified us of an expected 20- to 25-day outage in the second quarter of 2012 to accommodate their expansion efforts. We have taken steps to mitigate the impact and expect the outage will result in a minimal reduction to our equity volumes.

•	We anticipate higher general and administrative, operating, and depreciation expense supporting our growing operations in northeast Pennsylvania, Piceance basin, and western Gulf of Mexico.

Expansion projects

We expect to invest total capital of $5.3 billion to $5.5 billion in 2012, including WPZ equity consideration of $465 million for the Laser Acquisition and $720 million for the Caiman Acquisition. The ongoing major expansion projects include the following:

Management’s Discussion and Analysis (Continued)

Mid-South

In August 2011, we received approval from the FERC to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $217 million. The project is expected to be phased into service in September 2012 and June 2013 with an expected increase in capacity of 225 thousand dekatherms per day (Mdth/d).

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

Marcellus Shale Expansions

•	Expansion of our Susquehanna Supply Hub in northeastern Pennsylvania, as previously discussed.

•

As previously discussed and assuming closing of the Caiman Acquisition, expansions currently under construction to the gas gathering system, processing facilities and fractionator, which we’ve agreed to acquire from Caiman Energy.

•

Expansions to our gathering system through capital to be invested within our Laurel Mountain equity investment, also in the Marcellus Shale region. The Shamrock compressor station, currently providing 60 million cubic feet per day (MMcf/d) of capacity, is expandable to 350 MMcf/d and will likely be the largest central delivery point out of the Laurel Mountain system. Our equity investee is progressing on further expansions to the Shamrock compressor station and other additions to the gathering infrastructure in 2012.

Gulfstar FPS™ Deepwater Project

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 thousand barrels per day (Mbbls/d) of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. Construction is underway and the project is expected to be in service in 2014.

Parachute

In conjunction with a basin-wide agreement for all gathering and processing services provided by us to WPX Energy, Inc. in the Piceance basin, we plan to construct a 350 MMcf/d cryogenic gas processing plant. The Parachute TXP I plant is expected to be in service in 2014.

Keathley Canyon Connector™

Our equity investee, Discovery Producer Services LLC (Discovery), plans to construct, own, and operate a new 215-mile 20-inch deepwater lateral pipeline from a third-party floating production facility located in the Keathley Canyon Block in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements

Management’s Discussion and Analysis (Continued)

with anchor customers for natural gas gathering and processing services for production from those fields. The Keathley Canyon Connector™ lateral will originate from a third party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore gas transmission system. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. Pre-construction activities have begun, the pipeline is expected to be laid in 2013, and is planned to be in-service in mid-2014.

Overland Pass Pipeline Expansion

Through our equity investment in OPPL, we plan to participate in the construction of a pipeline connection and capacity expansions, expected to be complete in early 2013, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the total abandonment costs, which will be capital in nature, will be approximately $76 million, which is expected to be spent through the first half of 2013. As of March 31, 2012, we have incurred approximately $44 million in cumulative abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 10 of Notes to Consolidated Financial Statements.)

Filing of Rate Cases

Pursuant to the terms of Transco’s most recent rate settlement agreement, Transco must file a new rate case no later than August 31, 2012.

During the first quarter of 2012, Northwest Pipeline filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than current rates, will become effective January 1, 2013.

Period-Over-Period Operating Results

	Three months ended March 31,
	2012	2011
	(Millions)
Segment revenues	$1,685	$1,579

Segment profit	$488	$437

Three months ended March 31, 2012 vs. three months ended March 31, 2011

The increase in segment revenues includes:

•

A $44 million increase in marketing revenues primarily due to higher volumes, partially offset by lower average NGL prices. These changes are more than offset by similar changes in marketing purchases.

Management’s Discussion and Analysis (Continued)

•

A $41 million increase in fee revenues primarily due to higher gathering and processing fee revenues primarily associated with higher volumes on our Susquehanna Supply Hub gathering assets in the Marcellus Shale in northeastern Pennsylvania and on our Perdido Norte gas and oil pipelines in the western deepwater Gulf of Mexico. In addition, gathering volumes are higher in our onshore assets in the West due primarily to the absence of severe winter weather conditions in the first quarter of 2011 which limited producers’ ability to deliver gas.

•	An $18 million increase in natural gas transportation revenues associated with gas pipeline expansion projects placed into service in 2011.

Segment costs and expenses increased $60 million, including:

•	A $67 million increase in marketing purchases primarily due to higher volumes, partially offset by lower average NGL prices. These changes are largely offset by similar changes in marketing revenues.

•	A $10 million increase in general and administrative expenses reflecting increases in information technology and employee-related expenses driven by general growth within our business operations.

•	A $10 million unfavorable change due to the absence of a first-quarter 2011 reversal of project feasibility costs from expense to capital.

•	A $28 million decrease in costs associated with our equity NGLs primarily due to a 25 percent decrease in average natural gas prices.

The increase in segment profit includes:

•	A $41 million increase in fee revenues as previously discussed.

•	A $35 million increase in NGL margins reflecting favorable NGL commodity prices and volumes.

•	An $18 million increase in natural gas transportation revenues as previously discussed.

•	A $23 million decrease in margins related to the marketing of NGLs.

•	A $10 million increase in general and administrative expenses as previously discussed.

•	A $10 million unfavorable change due to the absence of a first-quarter 2011 reversal of project feasibility costs from expense to capital.

Midstream Canada & Olefins

Our Midstream Canada & Olefins segment includes our oil sands off-gas processing plant near Fort McMurray, Alberta, our NGL/olefin fractionation facility at Redwater, Alberta, our NGL light-feed olefins cracker in Geismar, Louisiana along with associated ethane and propane pipelines, and our refinery grade propylene splitter in Louisiana. The products we produce are: NGLs, ethylene, propylene, and other co-products. Our NGL products include: propane, normal butane, isobutane/butylene (butylene), and condensate.

Overview of Three Months Ended March 31, 2012

Segment profit for the three months ended March 31, 2012, improved compared to the prior year primarily due to higher production margins on Geismar ethylene.

Management’s Discussion and Analysis (Continued)

Outlook for the Remainder of 2012

Commodity price changes

While per-unit margins are volatile and highly dependent upon continued demand within the global economy, we believe that our average per-unit ethylene margin will increase over 2011 levels and our average Canadian propylene and NGL per-unit margins will be comparable to the 2011 levels. We expect ethylene margins to benefit from lower ethane prices. NGL products are currently the preferred feedstock for ethylene and propylene production which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.

Volume impacts

While we expect our 2012 production sales volumes to be comparable or increase over 2011 levels, we expect to see temporarily lower production sales volumes in second quarter from the following issues:

•	Feedstock constraints that we experienced from mid-March to mid-April at our oil sands off-gas processing plant.

•	As part of the startup process for the Boreal Pipeline, certain volumes will be required to fill the pipeline.

•	A seven-day unplanned outage at our Geismar plant beginning in late March and ending early April.

Allocation of capital to projects

We expect to spend $600 million to $700 million in 2012 on capital projects, of which $516 million to $616 million remains to be spent. The major expansion projects include:

•

The Boreal Pipeline project, which is a 12-inch diameter pipeline in Canada that will transport recovered NGLs and olefins from our extraction plant in Fort McMurray to our Redwater fractionation facility. The pipeline will have sufficient capacity to transport additional recovered liquids in excess of those from our current agreements. Construction is nearing completion and we anticipate an in-service date in the second quarter of 2012.

•

An expansion of our Geismar olefins production facility which is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. We are currently in the detailed engineering and procurement phase and expect to complete the expansion in the latter part of 2013.

•

The ethane recovery project, which is an expansion of our Canadian facilities that will allow us to recover ethane/ethylene mix from our operations that process off-gas from the Alberta oil sands. We plan to modify our oil sands off-gas extraction plant near Fort McMurray, Alberta, and construct a de-ethanizer at our Redwater fractionation facility. Our de-ethanizer is expected to initially process approximately 10,000 bbls/d of ethane/ethylene mix. We have signed a long-term contract to provide the ethane/ethylene mix to a third-party customer. We have begun construction and we expect to complete the expansions and begin producing ethane/ethylene mix in mid-year 2013.

Period-Over-Period Operating Results

	Three months ended March 31,
	2012	2011
	(Millions)
Segment revenues	$345	$316

Segment profit	$103	$74

Management’s Discussion and Analysis (Continued)

Three months ended March 31, 2012 vs. three months ended March 31, 2011

Segment revenues and segment profit increased primarily due to:

•	$18 million higher ethylene production sales revenues primarily due to 11 percent higher average per-unit sales prices and 4 percent higher volumes.

•	$7 million higher butadiene and debutanized aromatic concentrate (DAC) production sales revenues due to higher per-unit prices and higher volumes.

Other

Other includes other business activities that are not operating segments as well as corporate operations.

Period-Over-Period Operating Results

	Three months ended March 31,
	2012	2011
	(Millions)
Segment revenues	$6	$6

Segment profit	$59	$20

The increase in segment profit is primarily due to gains related to the 2010 sale of our interest in Accroven SRL of $53 million in 2012 compared to $11 million in the first quarter of 2011. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012 (see Note 4 of Notes to Consolidated Financial Statements), we received payment for all outstanding balances due from this sale.

Management’s Discussion and Analysis (Continued)

Management’s Discussion and Analysis of Financial Condition and Liquidity

Outlook

Our plan for 2012, includes continued strong operating cash flows from our businesses. Lower-than-expected energy commodity prices would be somewhat mitigated by certain of our cash flow streams that are substantially insulated from short-term changes in commodity prices as follows:

•	Firm demand and capacity reservation transportation revenues under long-term contracts from our gas pipelines;

•	Fee-based revenues from certain gathering and processing services in our midstream businesses.

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for capital and investment expenditures, dividends and distributions, working capital, and tax and debt payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2012:

•

We expect capital investments to total between $6.4 billion and $6.8 billion in 2012, including WPZ equity consideration of approximately $1.2 billion associated with acquisitions. Of this total, maintenance capital expenditures, which are generally considered nondiscretionary and include expenditures to meet legal and regulatory requirements, to maintain and/or extend the operating capacity and useful lives of our assets, and to complete certain well connections, are expected to total between $520 million and $600 million. Expansion capital which is generally more discretionary to fund projects in order to grow our business is expected to total between $5.88 billion and $6.2 billion. See Results of Operations – Segments, Williams Partners and Midstream Canada & Olefins for discussions describing the general nature of these investments.

•

We expect to pay total cash dividends of approximately $1.20 per common share, an increase of almost 55 percent over 2011 levels. We expect to increase our dividend quarterly through paying out substantially all of the cash distributions, net of applicable taxes, interest and costs, we receive from WPZ.

•

We expect to fund capital and investment expenditures, tax and debt payments, dividends and distributions, and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, utilization of our revolving credit facilities, and proceeds from debt issuances and sales of equity securities as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.925 billion and $2.425 billion in 2012.

•	We expect to maintain consolidated liquidity (which includes liquidity at WPZ) of at least $1 billion from cash and cash equivalents and unused revolving credit facilities.

•	We expect WPZ to fund its $325 million of current debt maturities with new debt issuances.

•

In April 2012, WPZ acquired Caiman Eastern Midstream, LLC, in exchange for aggregate consideration of approximately $1.72 billion cash, net of purchase price adjustments, and 11.8 million of WPZ’s limited partner units.

•

In connection with WPZ’s Caiman Acquisition, we made an additional investment in WPZ of approximately $1 billion to facilitate the acquisition. We purchased approximately 16.4 million WPZ limited partner units, and have agreed to temporarily waive our incentive distribution rights (IDRs) related to these units and the units issued to the seller of Caiman Eastern Midstream, LLC, in connection with this acquisition. We estimate the foregone IDRs would have yielded approximately $26 million in 2012.

•

In April 2012, we issued 29.9 million shares of common stock in a public offering at a price of $30.59 per share. We used the net proceeds of $887 million, along with cash-on-hand, to purchase additional WPZ common units in connection with WPZ’s Caiman Acquisition.

Management’s Discussion and Analysis (Continued)

•

During April 2012, WPZ completed an equity issuance of 10 million common units representing limited partner interests in it at a price of $54.56 per unit. Subsequently, the underwriters exercised their option to purchase approximately 1 million additional common units for $54.56 per unit. The net proceeds of approximately $581 million will be used for general partnership purposes, including the funding of a portion of the purchase price of the Caiman Acquisition.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Sustained reductions in energy commodity prices from the range of current expectations;

•	Lower than expected distributions, including IDRs, from WPZ. WPZ’s liquidity could also be impacted by a lack of adequate access to capital markets to fund its growth;

•	Lower than expected levels of cash flow from operations from Midstream Canada & Olefins.

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

		March 31, 2012
Available Liquidity	Expiration	WPZ	WMB		Total
		(Millions)
Cash and cash equivalents		$263	$837	(1)	$1,100
Capacity available under our $900 million senior unsecured revolving credit facility (2)	June 3, 2016		900		900
Capacity available to WPZ under its $2 billion senior unsecured revolving credit facility (3)	June 3, 2016	2,000			2,000

		$2,263	$1,737		$4,000

(1)	Includes $614 million of cash and cash equivalents that is being held by certain subsidiary and international operations and is not considered available for general corporate purposes. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.
(2)	At March 31, 2012, we are in compliance with the financial covenants associated with this credit facility agreement.
(3)	At March 31, 2012, WPZ is in compliance with the financial covenants associated with this credit facility agreement. This credit facility is only available to WPZ, Transco and Northwest Pipeline as co-borrowers.

In addition to the credit facilities listed above, we have issued letters of credit totaling $20 million as of March 31, 2012 under certain bilateral bank agreements.

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

Credit Ratings

Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

Senior
				Unsecured	Corporate
	Rating Agency	Date of Last Change	Outlook	Debt Rating	Credit Rating

Williams:

	Standard & Poor’s	March 5, 2012	Stable	BBB-	BBB

	Moody’s Investors Service	February 27, 2012	Stable	Baa3	N/A

	Fitch Ratings	February 9, 2012	Stable	BBB-	N/A

Williams Partners:

	Standard & Poor’s	March 5, 2012	Stable	BBB	BBB

	Moody’s Investors Service	February 27, 2012	Stable	Baa2	N/A

	Fitch Ratings	February 9, 2012	Positive	BBB-	N/A

With respect to Standard and Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard and Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard and Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

With respect to Moody’s, a rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. The “1”, “2”, and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” indicates a ranking at the lower end of the category.

With respect to Fitch, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. Fitch may add a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of March 31, 2012, we estimate that a downgrade to a rating below investment grade for us or WPZ could require us to post up to $35 million or $199 million, respectively, in additional collateral with third parties.

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash

	Three months ended March 31,
	2012	2011
	(Millions)
Net cash provided (used) by:
Operating activities	$434	$811
Financing activities	268	(104)
Investing activities	(491)	(579)

Increase in cash and cash equivalents	$211	$128

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2012, decreased $377 million from the same period in 2011 primarily due to the absence of cash flows from our former exploration and production business and net unfavorable changes in working capital, partially offset by improved operating income from our continuing businesses.

Financing activities

Significant transactions include:

•	$490 million received from WPZ’s first quarter 2012 equity offering;

•	We paid $154 million of quarterly dividends on common stock.

Investing activities

Significant transactions include:

•	Capital expenditures totaled $329 million and $526 million for 2012 and 2011, respectively;

•	$325 million paid, net of cash acquired in the transaction, for WPZ’s acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC;

•

$121 million received from the reconsolidation of the Wipro entities. (See Note 3 of our Notes to Consolidated Financial Statements). This cash is only considered available for use in our international operations.

Off-Balance Sheet Financing Arrangements and Guarantees of Debt or Other Commitments

We have various other guarantees and commitments which are disclosed in Notes 10 and 12 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2012.

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

We measure the risk in our portfolio using a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of the portfolio. Value-at-risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the portfolio. Our value-at-risk model uses a Monte Carlo method to simulate hypothetical movements in future market prices and assumes that, as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in fair value of the portfolio will not exceed the value-at-risk. The simulation method uses historical correlations and market forward prices and volatilities. In applying the value-at-risk methodology, we do not consider that the simulated hypothetical movements affect the positions or would cause any potential liquidity issues, nor do we consider that changing the portfolio in response to market conditions could affect market prices and could take longer than a one-day holding period to execute. While a one-day holding period has historically been the industry standard, a longer holding period could more accurately represent the true market risk given market liquidity and our own credit and liquidity constraints.

We segregate our derivative contracts into trading and nontrading contracts, as defined in the following paragraphs. We calculate value-at-risk separately for these two categories. Contracts designated as normal purchases or sales and nonderivative energy contracts have been excluded from our estimation of value-at-risk.

Trading

Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of $1 million at March 31, 2012. The value-at-risk for contracts held for trading purposes was less than $0.1 million at March 31, 2012 and December 31, 2011.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment	Commodity Price Risk Exposure
Williams Partners	• Natural gas purchases
• NGL sales
Midstream Canada & Olefins	• NGL purchases and sales

The fair value of our nontrading derivatives was a net liability of $8 million at March 31, 2012 and a net asset of $1 million at December 31, 2011.

The value-at-risk for derivative contracts held for nontrading purposes was $2.3 million at March 31, 2012, and zero at December 31, 2011.

Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net liability value of $8 million as of March 31, 2012. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Because of the material weakness described below that existed at March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls were not effective at a reasonable assurance level.

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

Previously we had not recorded deferred income taxes related to our investment in WPZ associated with gains recorded as part of stockholders’ equity on units that WPZ issued in prior years. However, in accordance with ASC 740 Income Taxes, we have concluded that we should recognize deferred income taxes for tax effects arising from the differences in our financial and income tax bases in our WPZ investment resulting from these transactions. We have corrected our financial statements for the period ended December 31, 2011 and our method of accounting for deferred income taxes related to our investment in WPZ associated with gains recorded as part of stockholders’ equity on units that WPZ issues. We are also enhancing our controls for oversight of tax accounting for our financial investment in WPZ.

First-Quarter 2012 Changes in Internal Controls

There have been no changes during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls. However, in April 2012, we began enhancing our controls for oversight of tax accounting for our financial investment in WPZ.

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

Item 6. Exhibits

Exhibit No.		Description

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 10.1	—	Contribution Agreement, dated as of March 19, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on April 26, 2012 as Exhibit 10.1 to Williams Partners, L.P.’s Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101.INS	—	XBRL Instance Document.

*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.

(Registrant)

/s/ TED T. TIMMERMANS

Ted T. Timmermans

Vice President, Controller and Chief Accounting

Officer (Duly Authorized Officer and Principal

Accounting Officer)

May 1, 2012

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.
Exhibit 10.1	—	Contribution Agreement, dated as of March 19, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on April 26, 2012 as Exhibit 10.1 to Williams Partners, L.P.’s Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

* Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

* Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101.INS	—	XBRL Instance Document

*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema

*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.