Form 10-Q
period 2012-06-30
WILLIAMS COMPANIES INC
filed 2012-08-02
CIK 107263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

(918) 573-2000

Registrant’s telephone number, including area code:

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Stock, $1 par value	626,467,362 Shares

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

All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

PART I—FINANCIAL INFORMATION

The Williams Companies, Inc.

Consolidated Statement of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per-share amounts)	2012	2011	2012	2011
Revenues:
Williams Partners	$1,583	$1,671	$3,268	$3,250
Midstream Canada & Olefins	271	347	616	663
Other	7	7	13	13
Intercompany eliminations	(15)	(41)	(32)	(71)

Total revenues	1,846	1,984	3,865	3,855

Segment costs and expenses:
Costs and operating expenses	1,350	1,398	2,701	2,709
Selling, general, and administrative expenses	105	78	198	158
Other (income) expense—net	9	3	17	(3)

Total segment costs and expenses	1,464	1,479	2,916	2,864

General corporate expenses	50	45	90	92

Operating income (loss):
Williams Partners	312	435	770	847
Midstream Canada & Olefins	69	72	173	146
Other	1	(2)	6	(2)
General corporate expenses	(50)	(45)	(90)	(92)

Total operating income (loss)	332	460	859	899
Interest accrued	(140)	(155)	(281)	(311)
Interest capitalized	12	5	22	10
Investing income—net	30	40	130	84
Other income (expense)—net	3	(2)	(1)	4

Income (loss) from continuing operations before income taxes	237	348	729	686
Provision (benefit) for income taxes	71	109	204	87

Income (loss) from continuing operations	166	239	525	599
Income (loss) from discontinued operations	(1)	58	135	82

Net income (loss)	165	297	660	681
Less: Net income attributable to noncontrolling interests	33	70	105	133

Net income (loss) attributable to The Williams Companies, Inc.	$132	$227	$555	$548

Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$133	$171	$420	$471
Income (loss) from discontinued operations	(1)	56	135	77

Net income (loss)	$132	$227	$555	$548

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.21	$.29	$.69	$.80
Income (loss) from discontinued operations	—	.10	.22	.13

Net income (loss)	$.21	$.39	$.91	$.93

Weighted-average shares (thousands)	621,483	588,310	607,357	587,641
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.21	$.29	$.68	$.79
Income (loss) from discontinued operations	—	.09	.22	.13

Net income (loss)	$.21	$.38	$.90	$.92

Weighted-average shares (thousands)	626,620	597,633	613,570	597,097
Cash dividends declared per common share	$.300	$.200	$.55875	$.325

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2012	2011	2012	2011

Net income (loss)	$165	$297	$660	$681

Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of ($14) and ($12) in 2012 and ($29) and ($21) in 2011	40	46	34	31
Reclassifications into earnings of net derivative instrument (gain) loss, net of taxes of $2 and $2 in 2012 and $25 and $53 in 2011	(5)	(38)	(4)	(85)
Foreign currency translation adjustments	(17)	5	2	27
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit expense	(1)	(1)	(1)	(1)
Net actuarial gain (loss) arising during the year, net of taxes of $1 and $1 in 2012	(3)	—	(3)	—
Amortization of actuarial (gain) loss included in net periodic benefit expense, net of taxes of ($6) and ($11) in 2012 and ($3) and ($7) in 2011	10	6	19	12
Equity securities:
Unrealized gain (loss) on equity securities, net of taxes of ($1) and ($1) in 2011	—	3	—	3
Reclassifications into earnings of (gain) loss on sale of equity securities, net of taxes of $2 in 2012	—	—	(3)	—

Other comprehensive income (loss)	24	21	44	(13)

Comprehensive income (loss)	189	318	704	668
Less: Comprehensive income (loss) attributable to noncontrolling interest	47	70	117	133

Comprehensive income (loss) attributable to The Williams Companies, Inc.	$142	$248	$587	$535

See accompanying notes.

The Williams Companies, Inc.

Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except per-share amounts)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$679	$889
Accounts and notes receivable	636	637
Inventories	159	169
Regulatory assets	41	40
Other current assets and deferred charges	167	159

Total current assets	1,682	1,894

Investments	1,533	1,391

Property, plant, and equipment, at cost	20,835	19,082
Accumulated depreciation and amortization	(6,779)	(6,502)

Property, plant, and equipment—net	14,056	12,580
Goodwill	724	—
Other intangibles	1,662	44
Regulatory assets, deferred charges, and other	610	593

Total assets	$20,267	$16,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$695	$691
Accrued liabilities	599	631
Long-term debt due within one year	4	353

Total current liabilities	1,298	1,675
Long-term debt	9,033	8,369
Deferred income taxes	2,555	2,157
Regulatory liabilities, deferred income, and other	1,754	1,715
Contingent liabilities (Note 13)

Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 661 million shares issued at June 30, 2012 and 626 million shares issued at December 31, 2011)	661	626
Capital in excess of par value	9,305	7,920
Retained deficit	(5,607)	(5,820)
Accumulated other comprehensive income (loss)	(357)	(389)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	2,961	1,296
Noncontrolling interests in consolidated subsidiaries	2,666	1,290

Total equity	5,627	2,586

Total liabilities and equity	$20,267	$16,502

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total
	(Millions)
Balance—December 31, 2011	$626	$7,920	$(5,820)	$(389)	$(1,041)	$1,296	$1,290	$2,586
Net income (loss)	—	—	555	—	—	555	105	660
Other comprehensive income (loss)	—	—	—	32	—	32	12	44
Cash dividends – common stock	—	—	(342)	—	—	(342)	—	(342)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(190)	(190)
Issuance of common stock from debentures conversion	1	5	—	—	—	6	—	6
Stock-based compensation, net of tax	5	62	—	—	—	67	—	67
Sale of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	1,071	1,071
Issuance of limited partner units of Williams Partners L.P. related to acquisitions	—	—	—	—	—	—	1,044	1,044
Changes in Williams Partners L.P. ownership interest, net	—	460	—	—	—	460	(733)	(273)
Sale of common stock	30	857	—	—	—	887	—	887
Reconsolidation of noncontrolling interest in Wilpro entities (see Note 3)	—	—	—	—	—	—	65	65
Other	(1)	1	—	—	—	—	2	2

Balance—June 30, 2012	$661	$9,305	$(5,607)	$(357)	$(1,041)	$2,961	$2,666	$5,627

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
(Millions)	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$660	$681
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	349	784
Provision (benefit) for deferred income taxes	117	87
Provision for loss on investments, property and other assets	—	51
Net (gain) loss on dispositions of assets	(61)	(6)
Gain on reconsolidation of Wilpro entities (Note 3)	(144)	—
Amortization of stock-based awards	18	25
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	88	(56)
Inventories	10	20
Margin deposits and customer margin deposits payable	26	(30)
Other current assets and deferred charges	39	(9)
Accounts payable	(174)	109
Accrued liabilities	(41)	30
Other, including changes in noncurrent assets and liabilities	(29)	(2)

Net cash provided (used) by operating activities	858	1,684

FINANCING ACTIVITIES:
Proceeds from long-term debt	500	425
Payments of long-term debt	(180)	(225)
Proceeds from issuance of common stock	928	29
Proceeds from sale of limited partner units of consolidated partnership	1,071	—
Dividends paid	(342)	(191)
Dividends and distributions paid to noncontrolling interests	(152)	(105)
Distributions paid to noncontrolling interests on sale of Wilpro assets (Note 3)	(38)	—
Other – net	35	(47)

Net cash provided (used) by financing activities	1,822	(114)

INVESTING ACTIVITIES:
Capital expenditures*	(922)	(1,094)
Contributions to equity method investments	(184)	(109)
Purchases of businesses	(2,049)	—
Proceeds from dispositions of investments	78	11
Cash of Wilpro entities upon reconsolidation (Note 3)	121	—
Other – net	66	(7)

Net cash provided (used) by investing activities	(2,890)	(1,199)

Increase (decrease) in cash and cash equivalents	(210)	371
Cash and cash equivalents at beginning of period	889	795

Cash and cash equivalents at end of period	$679	$1,166

* Increases to property, plant, and equipment	$(999)	$(1,086)
Changes in related accounts payable and accrued liabilities	77	(8)

Capital expenditures	$(922)	$(1,094)

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

Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ) and includes gas pipeline and domestic midstream businesses. The gas pipeline businesses include 100 percent of Transcontinental Gas Pipe Line Company, LLC (Transco), 100 percent of Northwest Pipeline GP (Northwest Pipeline), and 50 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). WPZ’s midstream operations are composed of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and natural gas liquid (NGL) fractionation and transportation assets. WPZ’s midstream assets also include substantial operations and investments in the Four Corners region, the Piceance basin, as well as an NGL fractionator and storage facilities near Conway, Kansas.

Our Midstream Canada & Olefins segment includes our oil sands offgas processing plant near Fort McMurray, Alberta, our NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta, our NGL light-feed olefins cracker in Geismar, Louisiana, along with associated ethane and propane pipelines, and our refinery grade splitter in Louisiana.

Other includes other business activities that are not operating segments, as well as corporate operations.

Basis of Presentation

Master limited partnership

During the first quarter of 2012, WPZ completed a public equity issuance of 8,050,000 common units representing limited partner interests. WPZ also issued 7,531,381 common units to the seller in connection with its acquisition of certain entities from Delphi Midstream Partners, LLC. (See Note 2). During the second quarter of 2012, WPZ completed a public equity issuance of 10,973,368 common units representing limited partner interests. WPZ also issued 11,779,296 common units to the seller in connection with its acquisition of Caiman Eastern Midstream, LLC (See Note 2). In connection with the closing of this acquisition, we purchased 16,360,133 additional WPZ common units. Following these transactions, as of June 30, 2012, we own approximately 68 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and incentive distribution rights.

Notes (Continued)

The previously described equity issuances by WPZ had the combined net impact of increasing our noncontrolling interests in consolidated subsidiaries by $1.382 billion, capital in excess of par value by $460 million and deferred income taxes by $273 million in the Consolidated Balance Sheet.

WPZ is self funding and maintains separate lines of bank credit and cash management accounts. Cash distributions from WPZ to us, including any associated with our incentive distribution rights, occur through the normal partnership distributions from WPZ to all partners.

Variable interest entity

Gulfstar One (Gulfstar) is a consolidated wholly-owned subsidiary that, due to certain risk sharing provisions in its customer contracts, is a variable interest entity. WPZ, as construction agent for Gulfstar, will design, construct, and install a proprietary floating-production system, Gulfstar FPS™, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. Construction is underway and the project is expected to be in service in 2014. WPZ, in combination with certain advance payments from the producer customers, is currently financing the asset construction. As of June 30, 2012, the Consolidated Balance Sheet includes $305 million of Gulfstar construction work in process representing costs incurred to date, included in property, plant, and equipment, at cost and $110 million of deferred revenue, included in regulatory liabilities, deferred income, and other associated with the customer advance payments. We are committed to the producer customers to construct this system and we currently estimate the remaining construction cost to be less than $650 million. If the producer customers do not develop the offshore oil and gas fields to be connected to Gulfstar, they will be responsible for the firm price of building the facilities.

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

Note 2. Acquisitions

On February 17, 2012, WPZ completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC, in exchange for $325 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments, and 7,531,381 WPZ common units valued at $441 million (Laser Acquisition). The fair value of the common units issued as part of the consideration paid was determined on the basis of the closing market price of WPZ’s common units on the acquisition date, adjusted to reflect certain time-based restrictions on resale. The acquired entities primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York.

On April 27, 2012, WPZ completed the acquisition of 100 percent of the ownership interests in Caiman Eastern Midstream, LLC, from Caiman Energy, LLC (Caiman Acquisition) in exchange for $1.72 billion in cash, net of purchase price adjustments, and 11,779,296 WPZ common units valued at $603 million. The fair value of the common units issued as part of the consideration paid was determined on the basis of the closing market price of WPZ’s common units on the acquisition date, adjusted to reflect certain time-based restrictions on resale. The acquired entity operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania and eastern Ohio. Acquisition transaction costs of $16 million were incurred related to the Caiman Acquisition and are reported in selling, general and administrative expenses at Williams Partners in the Consolidated Statement of Income.

Notes (Continued)

These acquisitions were accounted for as business combinations which, among other things, require assets acquired and liabilities assumed to be measured at their acquisition-date fair values. The excess of cost over those fair values was allocated to goodwill within the Williams Partners segment.

The amounts recognized in the financial statements are preliminary because our valuation work has not been completed. For the Laser Acquisition, we are awaiting further information for valuing intangible assets, contingent liabilities and asset retirement obligations. For the Caiman Acquisition, we are awaiting further information for valuing the working capital components, property, plant and equipment, intangible assets, contingent liabilities and asset retirement obligations. In addition, we are still in the process of identifying all the assets acquired and liabilities assumed.

The following table presents a preliminary allocation of the acquisition-date fair value of the major classes of the net assets, which are presented in the Williams Partners segment:

	Laser	Caiman
Assets held for sale	$18	$—
Other current assets	3	13
Property, plant and equipment	158	665
Intangible assets	318	1,313
Current liabilities	(21)	(98)

Identifiable net assets acquired	476	1,893
Goodwill	290	434

	$766	$2,327

Identifiable intangible assets recognized to date in the acquisitions are primarily related to gas gathering, processing and fractionation agreements and relationships with customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired customer contracts and relationships, which are offset with appropriate charges for the use of contributory assets and discounted using a risk-adjusted discount rate. Those intangible assets are being amortized on a straight-line basis over an initial 30-year period during which the customer contracts and relationships are expected to contribute to our cash flows. We expense costs incurred to renew or extend the terms of our gas gathering, processing and fractionation agreements with customers.

We will evaluate these intangible assets for both changes in the expected remaining useful lives and impairment when events or changes in circumstances indicate, in our management’s judgment, that the estimated useful lives have changed or the carrying value of such assets may not be recoverable. Changes in an estimated remaining useful life would be reflected prospectively through amortization over the revised remaining useful life. When an indicator of impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the intangible assets to the carrying value of the assets to determine whether an impairment has occurred and we apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

Notes (Continued)

Goodwill recognized in the acquisitions relates primarily to enhancing our strategic platform for expansion in the area. We are currently evaluating the appropriate reporting unit for the allocation of the goodwill within the Williams Partners segment. The goodwill is not subject to amortization but will be evaluated annually for impairment or more frequently if impairment indicators are present. Our evaluation will include a qualitative assessment of events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we will further compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in the amount of the excess. All of the goodwill is expected to be deductible for tax purposes.

Revenues and earnings related to the Laser and Caiman Acquisitions included within the Consolidated Statement of Income since the respective acquisition dates are not material. Supplemental pro forma revenue and earnings reflecting these acquisitions as if they had occurred as of January 1, 2011, are not materially different from the information presented in our accompanying Consolidated Statement of Income (since the historical operations of these acquisitions were insignificant relative to our historical operations) and are, therefore, not presented.

Note 3. Discontinued Operations

On December 31, 2011, we completed the tax-free spin-off of our 100 percent interest in WPX to our shareholders. At December 31, 2011, the net assets of our former exploration and production business were eliminated from our consolidated balance sheet as the spin-off was complete.

The following summarized results of discontinued operations for 2011 reflect the results of operations of our former exploration and production business as discontinued operations. The summarized results of discontinued operations for 2012 primarily include a gain on reconsolidation following the sale of certain of our former Venezuela operations, whose facilities were expropriated by the Venezuelan government in May 2009.

Summarized Results of Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Millions)
Revenues	$—	$985	$—	$1,977

Income (loss) from discontinued operations before gain on reconsolidation, impairment and income taxes	$(2)	$97	$(10)	$143
Gain on reconsolidation	—	—	144	—
Impairment	—	(2)	—	(11)
(Provision) benefit for income taxes	1	(37)	1	(50)

Income (loss) from discontinued operations	$(1)	$58	$135	$82

Income (loss) from discontinued operations:
Attributable to noncontrolling interests	$—	$2	$—	$5
Attributable to The Williams Companies, Inc.	$(1)	$56	$135	$77

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

Notes (Continued)

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

To determine the fair value of the note receivable at the time of reconsolidation, we considered both quantitative (income) and qualitative (market) approaches. Under our quantitative approach, we calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty under similar circumstances, our likelihood of using arbitration if the counterparty does not perform, and discount rates. Our qualitative analysis utilized information as to how similar notes might be valued. This analysis also reduced the value due to its limited marketability as the payment terms are embedded within the overall settlement agreement. Both analyses resulted in similar fair values. Ultimately we determined the fair value of the note receivable to be $88 million at the time of reconsolidation, utilizing a probability-weighted cash flow analysis with a discount rate of approximately 12 percent and a probability of default ranging from 15 percent to 100 percent. Utilizing different assumptions regarding the collectability of the note receivable and discount rates could result in a materially different fair value. See Note 11 for a further discussion of this note receivable.

Revenues and income (loss) from discontinued operations before gain on reconsolidation, impairment and income taxes for 2011 primarily reflects the results of operations of our discontinued exploration and production business.

Energy Commodity Derivatives Gains and Losses

The following table presents pre-tax gains and losses for the three months and six months ended June 30, 2011, for our former exploration and production business’ energy commodity derivatives.

	Three months ended June 30, 2011	Six months ended June 30, 2011	Classification
	(Millions)
Designated as cash flow hedges
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$79	$58	Accumulated other comprehensive income (loss) (AOCI)

Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$67	$142	Income (loss) from discontinued operations

Gain (loss) recognized in income (ineffective portion)	$—	$—	Income (loss) from discontinued operations
Not designated as cash flow hedges
Gain (loss) recognized in income	$3	$6	Income (loss) from discontinued operations

Note 4. Asset Sales and Other Accruals

Other (income) expense – net within segment costs and expenses in the six months ended June 30, 2011 includes $10 million related to the reversal of project feasibility costs from expense to capital at Williams Partners, associated with a natural gas pipeline expansion project. This reversal was made upon determining that the related project was probable of development. These costs are now included in the capital costs of the project, which we believe are probable of recovery through the project rates.

Notes (Continued)

Investing income – net at Other includes income of $63 million and $11 million in the six months ended June 30, 2012 and 2011, respectively, related to the 2010 sale of our interest in Accroven SRL. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012 (see Note 3), we also received payment for all outstanding balances due from this sale, including interest. Payments were recognized upon receipt, as future collections were not reasonably assured.

Notes (Continued)

Note 5. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Millions)		(Millions)
Current:
Federal	$33	$59	$54	$88
State	4	5	8	8
Foreign	3	14	24	(6)

	40	78	86	90
Deferred:
Federal	30	25	117	(7)
State	(3)	2	(6)	(1)
Foreign	4	4	7	5

	31	31	118	(3)

Total provision (benefit)	$71	$109	$204	$87

The effective income tax rate for the total provision for the three months ended June 30, 2012 is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests.

The effective income tax rate for the total provision for the six months ended June 30, 2012 is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests and taxes on foreign operations.

The effective income tax rate for the total provision for the three months ended June 30, 2011 is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests and taxes on foreign operations, partially offset by the effect of state income taxes.

The effective income tax rate for the total provision for the six months ended June 30, 2011 is less than the federal statutory rate primarily due to federal settlements, an international revised assessment, and the impact of nontaxable noncontrolling interests and taxes on foreign operations, partially offset by the effect of state income taxes.

During the first quarter of 2011, we finalized settlements for 1997 through 2008 on certain contested matters with the Internal Revenue Service and also received a revised assessment on an international matter. These settlements and revised assessment resulted in a tax benefit of approximately $124 million for the six months ended June 30, 2011. As a result of these settlements and revised assessment, we decreased our unrecognized tax benefits by approximately $62 million during the first quarter of 2011.

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

Notes (Continued)

Note 6. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$133	$171	$420	$471

Basic weighted-average shares	621,483	588,310	607,357	587,641
Effect of dilutive securities:
Nonvested restricted stock units	2,109	3,887	2,836	4,005
Stock options	2,614	3,537	2,776	3,501
Convertible debentures	414	1,899	601	1,950

Diluted weighted-average shares	626,620	597,633	613,570	597,097

Earnings (loss) per common share from continuing operations:
Basic	$.21	$.29	$.69	$.80
Diluted	$.21	$.29	$.68	$.79

Effective January 1, 2012, new awards of time-based restricted stock units contain a nonforfeitable right to dividends during the vesting period. These share-based payment awards are participating securities and are included in the computation of earnings (loss) per common share pursuant to the two-class method. The impact for the three and six months ended June 30, 2012, is immaterial.

The table below includes information related to stock options that were outstanding at June 30 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the second quarter weighted-average market price of our common shares.

	June 30,
	2012	2011
Options excluded (millions)	—	1.0
Weighted-average exercise price of options excluded	N/A	$36.47
Exercise price ranges of options excluded	N/A	$32.05—$37.88
Second quarter weighted-average market price	$30.93	$30.54

Note 7. Employee Benefit Plans

Net periodic benefit expense is as follows:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Millions)
Components of net periodic benefit expense:
Service cost	$9	$10	$19	$20
Interest cost	14	15	28	32
Expected return on plan assets	(16)	(19)	(32)	(38)
Amortization of net actuarial loss	14	10	27	19
Net actuarial loss from settlements	2	—	2	—

Net periodic benefit expense	$23	$16	$44	$33

Notes (Continued)

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Millions)
Components of net periodic benefit expense:
Service cost	$—	$—	$1	$1
Interest cost	3	3	6	7
Expected return on plan assets	(2)	(2)	(4)	(5)
Amortization of prior service cost (credit)	(1)	(2)	(3)	(5)
Amortization of net actuarial loss	1	1	4	2

Net periodic benefit expense	$1	$—	$4	$—

During the six months ended June 30, 2012, we contributed $38 million to our pension plans and $7 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $41 million to our pension plans and approximately $8 million to our other postretirement benefit plans in the remainder of 2012.

Note 8. Inventories

	June 30, 2012	December 31, 2011
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$86	$98
Materials, supplies, and other	73	71

	$159	$169

Note 9. Debt and Banking Arrangements

Credit Facilities

Letter of credit capacity under our $900 million and WPZ’s $2 billion credit facilities is $700 million and $1.3 billion, respectively. At June 30, 2012, no letters of credit have been issued on either facility. No loans are outstanding on our credit facility at June 30, 2012. Loans totaling $345 million are outstanding on WPZ’s credit facility at June 30, 2012. We have issued letters of credit totaling $24 million as of June 30, 2012, under certain bilateral bank agreements.

Issuances and Retirements

In July 2012, Transco issued $400 million of 4.45 percent senior unsecured notes due 2042 to investors in a private debt placement. A portion of these proceeds was used to repay Transco’s $325 million 8.875 percent senior unsecured notes that matured on July 15, 2012. As a result of this transaction, we presented the $325 million notes as long-term debt at June 30, 2012. As part of the new issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Transco is obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 180 days from closing and to use commercially reasonable efforts to cause the registration statement to be declared effective within 270 days after closing and to consummate the exchange offer within 30 business days after such effective date. Transco is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Transco fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of

Notes (Continued)

the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.

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

Note 10. Stockholders’ Equity

In April 2012, we issued 30 million shares of common stock in a public offering at a price of $30.59 per share. We used the net proceeds of $887 million to fund a portion of the purchase of additional WPZ common units in connection with WPZ’s Caiman Acquisition. (See Note 2.)

Note 11. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2012:
Measured on a recurring basis:
ARO Trust investments	$25	$25	$25	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	2	3	—
Energy derivatives assets designated as hedging instruments	41	41	29	12	—
Energy derivatives liabilities not designated as hedging instruments	(5)	(5)	(3)	(2)	—

Additional disclosures:
Notes receivable and other	131	133	6	9	118
Long-term debt, including current portion (a)	(9,034)	(10,426)	—	(10,426)	—
Guarantee	(33)	(31)	—	(31)	—
Customer margin deposits payable	(32)	(32)	(32)	—	—

Assets (liabilities) at December 31, 2011:

Measured on a recurring basis:
ARO Trust investments	$25	$25	$25	$—	$—
Available-for-sale equity securities	24	24	24	—	—
Energy derivatives assets not designated as

Notes (Continued)

hedging instruments	1	1	1	—	—

Additional disclosures:
Notes receivable and other	57	57	N/A	N/A	N/A
Long-term debt, including current portion (a)	(8,718)	(10,043)	N/A	N/A	N/A
Guarantee	(34)	(32)	N/A	N/A	N/A

(a)	Excludes capital leases

Fair Value Methods

We use the following methods and assumptions in estimating the fair value of our financial instruments:

Assets and liabilities measured at fair value on a recurring basis

ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted net asset values, are classified as available-for-sale, and are reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter (OTC) contracts, which consist solely of swaps that are measured at fair value on a recurring basis. The tenure of our energy derivatives portfolio is relatively short with all of our energy derivatives expiring in the next nine months. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives are reported in other current assets and deferred charges and accrued liabilities in the Consolidated Balance Sheet.

Energy derivatives considered Level 1 measurements consist of New York Mercantile Exchange and Intercontinental Exchange contracts and are valued based on quoted prices in these active markets.

Energy derivatives included in our Level 2 measurements consist solely of OTC swaps. Swap contracts included in Level 2 are valued using an income approach including present value techniques. Significant inputs into our Level 2 valuations include commodity prices and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2012 or 2011.

Additional fair value disclosures

Notes receivable and other: Notes receivable and other includes a note receivable related to the sale of certain former Venezuela assets. The disclosed fair value of this note receivable uses an approach and assumptions consistent with that used at initial recognition (see Note 3), updated to consider receipt of the first scheduled payment. The carrying value and disclosed fair value of this note is $75 million and $78 million, respectively, at June 30, 2012. The current and noncurrent portions are reported in accounts and notes receivable and regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.

Notes (Continued)

Notes receivable and other, also includes a receivable from our former affiliate, WPX (see Note 13), and other notes receivable. The disclosed fair value of these receivables is determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current and noncurrent portions are reported in accounts and notes receivable and regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.

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

Customer margin deposits payable: The disclosed fair value of our customer margin deposits payable is considered to approximate the carrying value generally due to the short-term nature of these items, and are reported in accrued liabilities in the Consolidated Balance Sheet.

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

Regarding our previously described guarantee of Wiltel’s lease performance, the maximum potential exposure is approximately $37 million at June 30, 2012 and $38 million at December 31, 2011. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.

We have provided guarantees in the event of nonpayment by our previously owned subsidiary, WPX, on certain contracts, primarily including a long-term transportation capacity agreement and a natural gas purchase contract, extending through 2017 and 2023, respectively. We estimate the maximum undiscounted potential future payment obligation under these remaining guarantees is approximately $245 million at June 30, 2012. Our recorded liability for these guarantees, which considers our estimate of the fair value of the guarantees, is insignificant.

Note 12. Derivative Instruments

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

The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of June 30, 2012. Natural gas is presented in millions of British Thermal Units (MMBtu) and NGLs are presented in barrels.

Derivative Notional Volumes	Unit of Measure	Central Hub Risk	Basis Risk
Designated as Hedging Instruments
Williams Partners	Barrels	(1,770,000)
Williams Partners	MMBtu	7,810,800	6,504,400
Not Designated as Hedging Instruments
Williams Partners	Barrels	115,000	255,000
Midstream Canada & Olefins	Barrels	(220,000)

Gains (losses)

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI, revenues, or costs and operating expenses.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011	Classification
	(Millions)		(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$55	$(4)	$46	$(6)	AOCI
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$8	$(4)	$6	$(4)	Revenues or Costs and Operating Expenses

There were no gains or losses recognized in income as a result of hedge ineffectiveness, as a result of reclassifications to earnings following the discontinuance of any cash flow hedges, or as a result of excluding amounts from the assessment of hedge effectiveness.

Notes (Continued)

We recognized gains of $3 million and losses of $1 million in revenues for the six months ended June 30, 2012 and 2011, respectively, on our energy commodity derivatives not designated as hedging instruments. We also recognized gains of $2 million and losses of less than $1 million in revenues for the three months ended June 30, 2012 and 2011, respectively, on our energy commodity derivatives not designated as hedging instruments. In addition, we recognized gains of less than $1 million in costs and operating expenses for the six months ended June 30, 2012, on our energy commodity derivatives not designated as hedging instruments.

The cash flow impact of our derivative activities is presented in the Consolidated Statement of Cash Flows as other, including changes in noncurrent assets and liabilities.

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

At both June 30, 2012, and December 31, 2011, we did not have any collateral posted, either in the form of cash or letters of credit, to derivative counterparties.

Cash flow hedges

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of June 30, 2012, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales through the end of 2012. Based on recorded values at June 30, 2012, $40 million of pre-tax net gains will be reclassified into earnings within the next six months. These recorded values are based on market prices of the commodities as of June 30, 2012. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next six months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Note 13. Contingent Liabilities

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

From May through October 2007, the court entered seven post-trial orders in the case (interlocutory orders) which, among other things, overruled the verdict award of tort and punitive damages as well as any damages against

Notes (Continued)

us. The court also denied the plaintiffs’ claims for attorneys’ fees. On January 28, 2008, the court issued its judgment awarding damages against Gulf Liquids of approximately $11 million in favor of Gulsby and approximately $4 million in favor of Gulsby-Bay. Gulf Liquids, Gulsby, Gulsby-Bay, Bay Ltd., and NAICO appealed the judgment. In February 2009, we settled with certain of these parties and reduced our accrued liability as of December 31, 2008, by $43 million, including $11 million of interest. On February 17, 2011, the Texas Court of Appeals upheld the dismissals of the tort and punitive damages claims. As a result, we reduced our accrued liability as of December 31, 2011 by $33 million, including $14 million of interest. The Texas Court of Appeals also reversed and remanded the contract claim and attorney fee claims for further proceedings. None of the parties filed a petition for review in the Texas Supreme Court. On May 8, 2012, the Texas Court of Appeals issued its mandate remanding the case to the trial court.

Alaska refinery contamination litigation

In January 2010, James West filed a class action lawsuit in state court in Fairbanks, Alaska on behalf of individual property owners whose water contained sulfolane contamination allegedly emanating from the Flint Hills Oil Refinery in North Pole, Alaska. The suit named our subsidiary, Williams Alaska Petroleum Inc. (WAPI), and Flint Hills Resources Alaska, LLC (FHRA), a subsidiary of Koch Industries, Inc., as defendants. We owned and operated the refinery until 2004 when we sold it to FHRA. We and FHRA have made claims under the pollution liability insurance policy issued in connection with the sale of the North Pole refinery to FHRA. We and FHRA also filed claims against each other seeking, among other things, contractual indemnification alleging that the other party caused the sulfolane contamination.

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

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2012, we have accrued liabilities totaling $45 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated

Notes (Continued)

at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

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

Continuing operations

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury contamination, and other hazardous substances. These activities have involved the EPA, various state environmental authorities and identification as a potentially responsible party at various Superfund waste disposal sites. At June 30, 2012, we have accrued liabilities of $9 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2012, we have accrued liabilities totaling $8 million for these costs.

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

At June 30, 2012, we have accrued environmental liabilities of $28 million related to these matters.

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

At June 30, 2012, other than as previously disclosed, we are not aware of any material claims involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.

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

Note 14. Segment Disclosures

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

As discussed in Notes 1 and 3, our former exploration and production business was spun-off on December 31, 2011 and has been reported as discontinued operations in all prior periods presented. Revenues derived from intercompany sales to our former exploration and production business, previously reported as internal, have been recast and are now shown as external. These sales were $78 million and $152 million for the three months and six months ended June 30, 2011, respectively. In addition, costs attributable to activities with our former exploration and production business, previously reported as internal, have been recast and are now shown as external. Such costs were $219 million and $429 million for the three months and six months ended June 30, 2011, respectively.

Notes (Continued)

The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income (loss) as reported in the Consolidated Statement of Income and total assets by reporting segment.

	Williams Partners	Midstream Canada & Olefins	Other	Eliminations	Total
	(Millions)
Three months ended June 30, 2012
Segment revenues:
External	$1,573	$269	$4	$—	$1,846
Internal	10	2	3	(15)	—

Total revenues	$1,583	$271	$7	$(15)	$1,846

Segment profit (loss)	$339	$68	$1	$—	$408
Less:
Equity earnings (losses)	27	—	—	—	27
Income (loss) from investments	—	(1)	—	—	(1)

Segment operating income (loss)	$312	$69	$1	$—	382

General corporate expenses					(50)

Total operating income (loss)					$332

Three months ended June 30, 2011
Segment revenues:
External	$1,636	$345	$3	$—	$1,984
Internal	35	2	4	(41)	—

Total revenues	$1,671	$347	$7	$(41)	$1,984

Segment profit (loss)	$471	$72	$2	$—	$545
Less:
Equity earnings (losses)	36	—	4	—	40

Segment operating income (loss)	$435	$72	$(2)	$—	505

General corporate expenses					(45)

Total operating income (loss)					$460

Six months ended June 30, 2012
Segment revenues:
External	$3,246	$612	$7	$—	$3,865
Internal	22	4	6	(32)	—

Total revenues	$3,268	$616	$13	$(32)	$3,865

Segment profit (loss)	$827	$171	$60	$—	$1,058
Less:
Equity earnings (losses)	57	—	1	—	58
Income (loss) from investments	—	(2)	53	—	51

Segment operating income (loss)	$770	$173	$6	$—	949

General corporate expenses					(90)

Total operating income (loss)					$859

Six months ended June 30, 2011
Segment revenues:
External	$3,188	$660	$7	$—	$3,855
Internal	62	3	6	(71)	—

Total revenues	$3,250	$663	$13	$(71)	$3,855

Segment profit (loss)	$908	$146	$22	$—	$1,076
Less:
Equity earnings (losses)	61	—	13	—	74
Income (loss) from investments	—	—	11	—	11

Segment operating income (loss)	$847	$146	$(2)	$—	991

General corporate expenses					(92)

Total operating income (loss)					$899

June 30, 2012
Total assets (a)	$18,040	$1,262	$1,303	$(338)	$20,267
December 31, 2011
Total assets	$14,380	$1,138	$1,275	$(291)	$16,502

(a)	The increase in Williams Partners’ total assets as compared to the prior year-end is substantially due to the acquisition of certain entities from Delphi Midstream Partners, LLC in the first quarter of 2012 and the acquisition of Caiman Eastern Midstream, LLC in the second quarter of 2012. (See Note 2.)

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

In April 2012, WPZ completed the acquisition of 100 percent of the ownership interest in Caiman Eastern Midstream, LLC (Caiman Acquisition). The acquired entity operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania and eastern Ohio. WPZ believes this acquisition will provide it with a significant footprint and growth potential in the natural gas liquids-rich portion of the Marcellus Shale. (See Results of Operations – Segments, Williams Partners.)

Dividends

In July 2012, our Board of Directors approved a regular quarterly dividend of $0.3125 per share. We expect total 2012 dividends to be $1.20 per share, which is 55 percent higher than 2011, and a 20 percent dividend increase in both 2013 and 2014.

Overview of Six Months Ended June 30, 2012

Income (loss) from continuing operations attributable to The Williams Companies, Inc., for the six months ended June 30, 2012, changed unfavorably by $51 million compared to the six months ended June 30, 2011. This change reflects:

•

The absence of a $124 million net tax benefit recorded in first-quarter 2011 associated with federal settlements and an international revised assessment. (See Note 5 of Notes to Consolidated Financial Statements.)

•

A $77 million unfavorable change in operating income at Williams Partners primarily due to lower NGL marketing and production margins that were significantly impacted by a sharp decline in NGL prices during the second quarter of 2012. (see Results of Operations – Segments, Williams Partners);

Management’s Discussion and Analysis (Continued)

•	A $27 million improvement in operating income at Midstream Canada & Olefins primarily due to higher olefin production margins (see Results of Operations – Segments, Midstream Canada & Olefins).

•

A favorable change in investing income – net of $46 million primarily reflecting the first quarter 2012 receipt of the remaining payments on the outstanding balances due from the 2010 sale of our interest in Accroven SRL.

•	Interest accrued changed favorably by $30 million primarily due to corporate debt retirements in December 2011.

•	A favorable change in net income attributable to noncontrolling interests of $28 million primarily reflects lower operating results at Williams Partners.

See additional discussion in Results of Operations.

Our net cash provided by operating activities for the six months ended June 30, 2012, decreased $826 million compared to the six months ended June 30, 2011, largely due to the absence of operating cash flows from our former exploration and production business and net unfavorable changes in working capital and lower operating income.

Recent Events

•

In February 2012, we announced a new interstate gas pipeline project. The new 120-mile Constitution Pipeline will connect Williams Partners’ gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. We currently own 75 percent of Constitution Pipeline. This project, along with the newly acquired Laser Gathering System and our Springville pipeline are key steps in Williams Partners’ strategy to create the Susquehanna Supply Hub, a major natural gas supply hub in northeastern Pennsylvania. In April 2012, we began the Federal Energy Regulatory Commission (FERC) pre-filing process for this project and expect to file a FERC application in January 2013.

•

In March 2012, a settlement agreement was reached under which our majority-owned entities that owned and operated the El Furrial and PIGAP II gas compression facilities in Venezuela sold the assets of these facilities following their expropriation by the Venezuelan government in 2009. In connection with the settlement, we received $98 million of cash and the right to receive quarterly installments of $15 million through the first quarter of 2016. In June 2012, we received the first quarterly installment payment. Also as part of this settlement, we received $63 million in cash in March 2012 related to a previous agreement to sell our interest in Accroven SRL. (See Notes 3 and 4 of Notes to Consolidated Financial Statements.)

•

In April 2012, we issued 30 million shares of common stock in a public offering at a price of $30.59 per share. We used the net proceeds of $887 million to fund a portion of the purchase of additional WPZ common units in connection with WPZ’s Caiman Acquisition.

•

In April 2012, WPZ completed an equity issuance of 10 million common units representing limited partner interests at a price of $54.56 per unit. Subsequently, WPZ sold an additional 973,368 common units for $54.56 per unit to the underwriters upon the underwriters’ exercise of their option to purchase additional common units. The net proceeds were used for general partnership purposes, including funding a portion of the cash purchase price of WPZ’s Caiman Acquisition.

•

In July 2012, Transcontinental Gas Pipe Line Company, LLC (Transco) issued $400 million of 4.45 percent senior unsecured notes due 2042 to investors in a private debt placement. A portion of these proceeds was used to repay Transco’s $325 million 8.875 percent senior unsecured notes that matured on July 15, 2012.

•

In July 2012, WPZ announced a new project to develop large-scale natural gas gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and northwest Pennsylvania. The parties anticipate investing approximately $800 million in potential development over the next several years, of which WPZ expects to fund approximately $380 million.

Management’s Discussion and Analysis (Continued)

•

Following the spin-off of WPX Energy, Inc. (WPX) at the end of 2011 and in consideration of the growth plans of our Williams Partners and Midstream Canada & Olefins segments, we have initiated an effort to better align resources to support our business strategy in 2012 and beyond. This initiative is designed to enhance capabilities and determine the right organization – throughout the business areas and shared-services functions – to execute that strategy. We have engaged a consulting firm to assist with this project and expect to implement changes later this year through early 2013. It is likely that the recommendations arising from this effort will result in changes in our current organizational structure that will impact how our underlying businesses are managed.

•

In July 2012, WPZ announced its intent to pursue an agreement to acquire our 83.3 percent interest and operatorship of an olefins-production facility located in Geismar, Louisiana from Midstream Canada & Olefins. WPZ expects to fund the transaction largely with the issuance of limited-partner units to us. The transaction is subject to execution of an agreement, review and recommendation by the conflicts committee of the general partner of WPZ, and approval of both our and WPZ’s board of directors.

Company Outlook

As previously discussed, NGL margins declined sharply during the second quarter of 2012, largely attributable to a record-warm winter, a slowing global economy, and growing NGL supplies. We expect NGL margins to remain depressed in the near-term, with some anticipated recovery by the end of the year. However, economic and commodity price indicators can be volatile and it is reasonably possible that the global economy could worsen and/or energy commodity margins could further decline, negatively impacting our future operating results. Over the next few years, we expect the influence of NGL margins on our operating results to diminish as we transition to an overall business mix that is increasingly fee-based.

Our business plan for the remainder of 2012 continues to reflect both dividend growth, as previously mentioned, and significant capital investment. Our planned capital investments total approximately $6.66 billion, including WPZ equity issued in association with the previously discussed acquisitions. We expect to fund these activities primarily through cash on hand, cash flow from operations, and debt and equity issuances by WPZ. Our structure is designed to drive lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions. We expect to realize our growth opportunities through these continued investments in our businesses in a way that meets customer needs and enhances our competitive position by:

•	Continuing to invest in and grow our midstream businesses and interstate natural gas pipeline systems;

•	Retaining the flexibility to adjust somewhat our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Potential risks and/or obstacles that could impact the execution of our plan include:

•	General economic, financial markets, or industry downturn;

•	Lower than anticipated energy commodity margins;

•	Availability of capital;

•	Lower than expected levels of cash flow from operations;

•	Counterparty credit and performance risk;

•	Decreased volumes from third parties served by our midstream businesses;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

Management’s Discussion and Analysis (Continued)

We continue to address these risks through disciplined investment strategies, commodity hedging strategies, and maintaining at least $1 billion in consolidated liquidity from cash and cash equivalents and unused revolving credit facilities.

Critical Accounting Estimate

WPZ completed the Laser Acquisition in February 2012 and the Caiman Acquisition in April 2012. Based on the preliminary fair value measurements, our June 30, 2012, Consolidated Balance Sheet includes $724 million of goodwill related to these acquisitions. (See Note 2 of Notes to Consolidated Financial Statements.) We are currently evaluating the appropriate reporting unit for the allocation of the goodwill within the Williams Partners segment. We are required to evaluate the goodwill for impairment annually or more frequently if impairment indicators are present. Our evaluation will include a qualitative assessment of events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we will further compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in the amount of the excess.

Management’s Discussion and Analysis (Continued)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended June 30,				Six months ended June 30,
	2012	2011	$ Change*	% Change*	2012	2011	$ Change*	% Change*
	(Millions)				(Millions)
Revenues	$1,846	$1,984	-138	-7%	$3,865	$3,855	+10	—
Costs and expenses:
Costs and operating expenses	1,350	1,398	+48	+3%	2,701	2,709	+8	—
Selling, general, and administrative expenses	105	78	-27	-35%	198	158	-40	-25%
Other (income) expense – net	9	3	-6	-200%	17	(3)	-20	NM
General corporate expenses	50	45	-5	-11%	90	92	+2	+2%

Total costs and expenses	1,514	1,524			3,006	2,956
Operating income (loss)	332	460			859	899
Interest accrued – net	(128)	(150)	+22	+15%	(259)	(301)	+42	+14%
Investing income – net	30	40	-10	-25%	130	84	+46	+55%
Other income (expense) – net	3	(2)	+5	NM	(1)	4	-5	NM

Income (loss) from continuing operations before income taxes	237	348			729	686
Provision (benefit) for income taxes	71	109	+38	+35%	204	87	-117	-134%

Income (loss) from continuing operations	166	239			525	599
Income (loss) from discontinued operations	(1)	58	-59	NM	135	82	+53	+65%

Net income (loss)	165	297			660	681
Less: Net income attributable to noncontrolling interests	33	70	+37	+53%	105	133	+28	+21%

Net income (loss) attributable to The Williams Companies, Inc.	$132	$227			$555	$548

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator, or a percentage change greater than 200.

Three months ended June 30, 2012 vs. three months ended June 30, 2011

The decrease in revenues is primarily due to lower natural gas liquid (NGL) production revenues at Williams Partners reflecting an overall significant decrease in average NGL per-unit sales prices in the second quarter of 2012. In addition, olefins and NGL production revenues as well as marketing revenues at Midstream Canada & Olefins decreased primarily due to lower average per-unit sales prices. These decreases are partially offset by higher fee revenues at Williams Partners primarily due to higher gathering, processing and transportation fees.

The decrease in costs and operating expenses is primarily due to decreased costs associated with the production of NGLs at Williams Partners reflecting lower average natural gas prices. Additionally, costs associated with the production of olefins and NGLs as well as marketing purchases at Midstream Canada & Olefins decreased primarily due to general decreases in energy commodity prices. These decreases are partially offset by Williams Partners’ increased marketing purchases and its higher operating costs primarily resulting from its acquisition transactions in 2012 and increased maintenance expenses.

Management’s Discussion and Analysis (Continued)

The increase in selling, general, and administrative expenses (SG&A) is primarily due to an increase at Williams Partners reflecting acquisition and transition-related costs and higher information technology and employee-related expenses driven by general growth within Williams Partners’ business operations.

The unfavorable change in operating income (loss) generally reflects decreased NGL production margins due to unfavorable energy commodity price changes in 2012 as compared to 2011, a decrease in margins related to the marketing of NGLs and higher SG&A and operating costs, partially offset by increased fee revenues as previously discussed.

Interest accrued – net changed favorably primarily due to corporate debt retirements in December 2011 and an increase in interest capitalized primarily at Midstream Canada & Olefins associated with construction projects.

The unfavorable change in investing income – net includes a $9 million decrease in equity earnings at Williams Partners primarily due to lower operating results of certain equity investees.

Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income in 2012. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

See Note 3 of Notes to Consolidated Financial Statements for a discussion for the items in income (loss) from discontinued operations.

The favorable change in net income attributable to noncontrolling interests primarily reflects lower operating results at WPZ and higher income allocated to the general partner driven by incentive distribution rights, partially offset by our decreased percentage of limited partner ownership of WPZ, which was 66 percent at June 30, 2012, compared to 73 percent at June 30, 2011.

Six months ended June 30, 2012 vs. six months ended June 30, 2011

The increase in revenues is primarily due to Williams Partners’ higher fee revenues resulting from increased gathering, processing and transportation fees as well as its increased marketing revenues primarily due to higher volumes, partially offset by lower average NGL prices primarily in the second quarter of 2012. Partially offsetting these increases are lower NGL production revenues at Williams Partners reflecting an overall decrease in average NGL per-unit sales prices driven by a sharp decline in the second quarter of 2012 as well as decreases in marketing revenues and NGL and ethylene production revenues at Midstream Canada & Olefins primarily due to lower average per-unit sales prices.

The decrease in costs and operating expenses is primarily due to decreased costs associated with the production of NGLs at Williams Partners reflecting lower average natural gas prices as well as lower costs associated with the production of ethylene and NGLs and decreased marketing purchases at Midstream Canada & Olefins primarily due to general decreases in energy commodity prices. These decreases are partially offset by Williams Partners’ increased marketing purchases resulting from higher volumes, partially offset by lower average NGL prices, and its higher operating costs primarily resulting from its acquisition transactions in 2012 and increased maintenance expenses.

The increase in SG&A is primarily due to an increase at Williams Partners reflecting acquisition and transition-related costs and higher information technology and employee-related expenses driven by general growth within Williams Partners’ business operations.

The unfavorable change in other (income) expense – net within operating income is primarily due to a $13 million increase in project feasibility costs and the absence of a $10 million reversal of project feasibility costs from expense to capital in 2011 at Williams Partners. These unfavorable changes are partially offset by an $8 million favorable change in foreign exchange gains and losses at Midstream Canada & Olefins.

The unfavorable change in operating income (loss) generally reflects a decrease in margins related to the marketing of NGLs, decreased NGL production margins due to unfavorable energy commodity price changes in the second quarter of 2012 as compared to 2011, and higher SG&A and operating costs, partially offset by increased fee revenues and higher olefins margins.

Management’s Discussion and Analysis (Continued)

Interest accrued – net changed favorably primarily due to corporate debt retirements in December 2011 and an increase in interest capitalized primarily at Midstream Canada & Olefins associated with construction projects.

The favorable change in investing income – net is primarily due to $63 million of income recognized in 2012 as compared to an $11 million gain in 2011 at Other related to the 2010 sale of our interest in Accroven SRL. (See Note 4 of Notes to Consolidated Financial Statements.) Partially offsetting this favorable change is a $16 million decrease in equity earnings primarily resulting from lower operating results of certain equity investees at Williams Partners.

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

The favorable change in net income attributable to noncontrolling interests primarily reflects lower operating results at WPZ and higher income allocated to the general partner driven by incentive distribution rights, partially offset by our decreased percentage of limited partner ownership of WPZ, which was 66 percent at June 30, 2012, compared to 73 percent at June 30, 2011.

Management’s Discussion and Analysis (Continued)

Results of Operations — Segments

Williams Partners

Our Williams Partners segment includes WPZ, our consolidated master limited partnership, which includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering, processing and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain, Gulf Coast, and Marcellus Shale regions of the United States. As of June 30, 2012, we own approximately 68 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.

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

Overview of Six Months Ended June 30, 2012

Significant events during 2012 include the following:

Caiman Acquisition

In April 2012, we completed the Caiman Acquisition for consideration valued at approximately $2.3 billion. The transition of operations is under way.

The acquisition will provide us with a significant footprint and growth potential in the natural gas liquids-rich Ohio River Valley area of the Marcellus Shale. The existing physical assets acquired include a gathering system, two processing facilities, and a fractionator located in northern West Virginia and establish our new Ohio Valley Midstream business. In addition to the acquisition cost, we are committing a large portion of our planned 2012 capital expenditures for expansions to the gathering system, processing facilities, and fractionator, which are currently under construction. NGL pipelines are also planned. The assets are anchored by long-term contracted commitments, including 236,000 dedicated gathering acres from 10 producers in West Virginia, Ohio, and Pennsylvania.

The Fort Beeler plant complex has 320 million cubic feet per day (MMcf/d) of cryogenic processing capacity currently available with another 200 MMcf/d expected to be in service at the end of 2012. The Moundsville fractionator is expected to be in service by the end of the year with approximately 13 thousand barrels per day (Mbbls/d) of NGL handling capacity. An NGL pipeline, connecting the Fort Beeler plant to the Moundsville fractionator, is in the final stages of completion.

Utica Shale Infrastructure Project

We completed an agreement with Caiman Energy, LLC and others to develop midstream infrastructure serving oil and natural gas producers in the Utica Shale, primarily in Ohio and northwest Pennsylvania. The parties anticipate investing approximately $800 million, over the next several years, to develop natural gas gathering and processing and the associated liquids infrastructure, of which WPZ’s share is expected to be approximately $380 million.

Management’s Discussion and Analysis (Continued)

Susquehanna Supply Hub, northeastern Pennsylvania

In April 2012, we began the FERC pre-filing process for a new interstate gas pipeline project. We currently own a 75 percent interest in the project and will be the operator. The new 120-mile Constitution Pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. The total cost of the project is estimated to be $748 million. We plan to place the project into service in March 2015, with an expected capacity of 650 thousand dekatherms per day (Mdth/d). The pipeline is fully subscribed with two shippers. We expect to file a FERC application in January 2013.

In February 2012, we completed the Laser Acquisition for $325 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments and 7,531,381 of WPZ’s common units valued at $441 million. The gathering system is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in Susquehanna County, Pennsylvania, as well as 10 miles of gathering pipeline in southern New York. The acquisition is supported by existing long-term gathering agreements that provide acreage dedications and volume commitments.

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

As production in the Marcellus increases and expansion projects are completed, the Susquehanna Supply Hub is expected to reach a natural gas take away capacity of 3 billion cubic feet per day (Bcf/d) by 2015, including capacity contributions from the Constitution Pipeline.

Volatile commodity prices

Average per-unit NGL margins declined sharply in the second quarter of 2012 and were approximately 7 percent lower in the first half of 2012 than in the same period of 2011. Key factors in the NGL market weakness have been high propane inventories caused by the extremely warm winter and the effect of the propane oversupply on ethane inventories and pricing. Lower natural gas prices driven by abundant natural gas supplies partially offset the weaker NGL prices.

NGL margins are defined as NGL revenues less any applicable British thermal unit (BTU) replacement cost, plant fuel, and third-party transportation and fractionation. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants. Our equity volumes include NGLs where we own the rights to the value from NGLs recovered at our plants under both “keep-whole” processing agreements, where we have the obligation to replace the lost heating value with natural gas, and “percent-of-liquids” agreements whereby we receive a portion of the extracted liquids with no obligation to replace the lost heating value.

Management’s Discussion and Analysis (Continued)

Outlook for the Remainder of 2012

Commodity price changes

•

We expect our average per-unit NGL margins to be slightly lower than the second quarter of 2012 with some recovery later in the year, with the full year 2012 lower than 2011 and comparable to our rolling five-year average per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude, and natural gas prices are highly volatile, difficult to predict, and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

•

As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 11 percent to 14 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink natural gas requirements for the remainder of 2012. The combined impact of these energy commodity derivatives, designated as cash flow hedges will provide a margin on the hedged volumes of $122 million.

Gathering, processing, and NGL sales volumes

•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities, which are influenced by natural gas prices.

•

In Williams Partners onshore businesses, we anticipate significant growth in our natural gas gathering volumes as our infrastructure grows to support drilling activities in our Ohio Valley Midstream and Susquehanna

Management’s Discussion and Analysis (Continued)

Supply Hub businesses in the Marcellus Shale region. We anticipate equity NGL volumes in 2012 to be comparable to 2011. Sustained low natural gas prices could discourage producer drilling activities in our onshore areas and unfavorably impact the supply of natural gas available to gather and process in the long term.

•

In Williams Partners gulf coast businesses, we expect higher gas gathering, processing, and crude transportation volumes compared to the latter half of 2011, as production flowing through our Perdido Norte pipelines becomes consistent and other in-process drilling is completed. Increases in permitting, subsequent to the 2010 drilling moratorium, give us reason to expect gradual increased drilling activities in the Gulf of Mexico. In the Gulf Coast, our customers’ drilling activities are primarily focused on crude oil economics, rather than natural gas. We have not experienced, and do not anticipate an overall significant decline in volumes due to reduced drilling activities.

•	We anticipate higher general and administrative, operating, and depreciation expense supporting our growing operations in the Marcellus Shale area, Piceance basin, and western Gulf of Mexico.

Expansion projects

We expect to invest total capital of $5.7 billion to $6.0 billion in 2012. The ongoing major expansion projects include the following:

Mid-South

In August 2011, we received approval from the FERC to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $217 million. The project is expected to be phased into service in September 2012 and June 2013 with an expected increase in capacity of 225 Mdt/d.

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

•

As previously discussed, expansions currently under construction to our natural gas gathering system, processing facilities, and fractionator in our Ohio Valley Midstream business of the Marcellus Shale.

•

Expansions to our gathering system through capital to be invested within our Laurel Mountain equity investment, also in the Marcellus Shale region. The Shamrock compressor station, currently providing 60 MMcf/d of capacity, is expandable to 350 MMcf/d and will likely be the largest central delivery point out of the Laurel Mountain system. Our equity investee is progressing on further expansions to the Shamrock compressor station and other additions to the gathering infrastructure in 2012.

Management’s Discussion and Analysis (Continued)

Gulfstar FPS™ Deepwater Project

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. Construction is underway and the project is expected to be in service in 2014.

Parachute

In conjunction with a basin-wide agreement for all gathering and processing services provided by us to WPX in the Piceance basin, we plan to construct a 350 MMcf/d cryogenic natural gas processing plant. The Parachute TXP I plant is expected to be in service in 2014.

Keathley Canyon Connector™

Our equity investee which we operate, Discovery Producer Services LLC (Discovery), plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline from a third-party floating production facility located in the Keathley Canyon Block in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from those fields. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. Pre-construction activities have begun, the pipeline is expected to be laid in 2013, and is planned to be in-service in mid-2014.

Overland Pass Pipeline Expansion

Through our equity investment in Overland Pass Pipeline Company LLC, we are participating in the construction of a pipeline connection and capacity expansions, expected to be complete in early 2013, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the total abandonment costs, which will be capital in nature, will be approximately $90 million, which is expected to be spent through the first half of 2013. As of June 30, 2012, we have incurred approximately $57 million in cumulative abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 11 of Notes to Consolidated Financial Statements.)

Filing of Rate Cases

Pursuant to the terms of Transco’s most recent rate settlement agreement, Transco must file a new rate case no later than August 31, 2012.

Management’s Discussion and Analysis (Continued)

During the first quarter of 2012, Northwest Pipeline filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than current rates, will become effective January 1, 2013.

Period-Over-Period Operating Results

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Millions)
Segment revenues	$1,583	$1,671	$3,268	$3,250

Segment profit	$339	$471	$827	$908

Three months ended June 30, 2012 vs. three months ended June 30, 2011

The decrease in segment revenues includes:

•

A $118 million decrease in revenues from our equity NGLs reflecting a decrease of $99 million associated with an overall 30 percent decrease in average NGL per-unit sales prices, driven by a sharp decline in the second quarter of 2012. Average ethane and non-ethane per-unit prices decreased by 50 percent and 18 percent, respectively.

•	A $15 million decrease in system management gas sales (offset in segment costs and expenses).

•

A $41 million increase in fee revenues primarily due to new volumes on our recently acquired natural gas gathering and processing assets in our Ohio Valley Midstream and Susquehanna Supply Hub businesses of the Marcellus Shale and higher volumes on our Perdido Norte natural gas and oil pipelines in the western deepwater Gulf of Mexico.

•	An $8 million increase in natural gas transportation revenues associated with gas pipeline expansion projects placed into service in 2011.

Segment costs and expenses increased $35 million, including:

•	A $36 million increase in marketing purchases primarily due to higher NGL volumes, partially offset by significantly lower average NGL prices.

•

A $32 million increase in operating costs including new depreciation and maintenance costs associated with assets acquired in early 2012 and higher turbine and engine maintenance expenses, partially offset by lower costs in our Four Corners area related to the consolidation of certain operations.

•

A $25 million increase in general and administrative expenses including $18 million of Caiman and Laser acquisition and transition-related costs, and increases in information technology and employee-related expenses driven by general growth within our business operations.

•	An $8 million increase in project feasibility costs.

•	A $54 million decrease in costs associated with our equity NGLs primarily due to a 48 percent decrease in average natural gas prices.

•	A $15 million decrease in system management gas costs (offset in segment revenues).

Management’s Discussion and Analysis (Continued)

The decrease in segment profit includes:

•

A $64 million decrease in NGL margins reflecting a $99 million decrease related to significantly lower NGL prices, partially offset by a $49 million decrease in shrink costs due to significantly lower natural gas prices.

•	A $32 million increase in operating costs as previously discussed.

•

A $32 million decrease in margins related to the marketing of NGLs, primarily due to the impact of a significant and rapid decline in NGL prices while product was in transit during the second quarter of 2012 compared to periods of increasing prices during the second quarter of 2011.

•	A $25 million increase in general and administrative expenses as previously discussed.

•

A $9 million decrease in equity earnings primarily due to $7 million lower Laurel Mountain equity earnings driven by higher operating costs including depreciation and lower gathering rates indexed to natural gas prices, partially offset by higher gathered volumes. In addition, Discovery had $5 million lower equity earnings primarily due to lower NGL margins.

•	An $8 million increase in project feasibility costs.

•	A $41 million increase in fee revenues as previously discussed.

Six months ended June 30, 2012 vs. six months ended June 30, 2011

The increase in segment revenues includes:

•

An $82 million increase in fee revenues primarily due to new volumes on our recently acquired gathering and processing assets in our Ohio Valley Midstream and Susquehanna Supply Hub businesses of the Marcellus Shale and higher volumes on our Perdido Norte natural gas and oil pipelines in the western deepwater Gulf of Mexico. In addition, gathering volumes are higher in our onshore assets in the West due primarily to the absence of severe winter weather conditions in the first quarter of 2011 which limited producers’ ability to deliver natural gas and higher volumes in the Piceance basin.

•

A $53 million increase in marketing revenues primarily due to higher NGL volumes, partially offset by lower average NGL prices, primarily in the second quarter of 2012. The changes in NGL marketing revenues are more than offset by similar changes in NGL marketing purchases.

•	A $26 million increase in natural gas transportation revenues associated with gas pipeline expansion projects placed into service in 2011.

•

A $111 million decrease in revenues from our equity NGLs reflecting a decrease of $105 million associated with an overall 18 percent decrease in average NGL per-unit sales prices, driven by a sharp decline in the second quarter of 2012. Average ethane and non-ethane per-unit prices decreased by 32 percent and 8 percent, respectively.

•	A $28 million decrease in system management gas sales (offset in segment costs and expenses).

Segment costs and expenses increased $95 million, including:

•	A $103 million increase in marketing purchases primarily due to higher NGL volumes, partially offset by lower average NGL prices.

•

A $39 million increase in general and administrative expenses including $19 million of Caiman and Laser acquisition and transition-related costs, and increases in information technology and employee-related expenses driven by general growth within our business operations.

Management’s Discussion and Analysis (Continued)

•

A $30 million increase in operating costs including new depreciation and maintenance costs associated with assets acquired in early 2012 and higher turbine and engine maintenance costs, partially offset by lower costs in our Four Corners area related to the consolidation of certain operations.

•

A $30 million unfavorable change primarily due to a $13 million increase in project feasibility costs and the absence of a $10 million first-quarter 2011 reversal of project feasibility costs from expense to capital.

•	An $82 million decrease in costs associated with our equity NGLs primarily due to a 37 percent decrease in average natural gas prices.

•	A $28 million decrease in system management gas costs (offset in segment revenues).

The decrease in segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of segment profit is presented as follows.

The decrease in segment profit includes:

•

A $50 million decrease in margins related to the marketing of NGLs, primarily due to the impact of a significant and rapid decline in NGL prices during the second quarter of 2012 while product was in transit compared to periods of increasing prices during 2011.

•	A $39 million increase in general and administrative expenses as previously discussed.

•	A $30 million increase in operating costs as previously discussed.

•

A $30 million unfavorable change primarily due to a $13 million increase in project feasibility costs and the absence of a $10 million first-quarter 2011 reversal of project feasibility costs from expense to capital.

•

A $29 million decrease in NGL margins driven primarily by commodity price changes including a $105 million decrease related to lower NGL prices, partially offset by a $73 million increase related to lower natural gas prices.

•

A $4 million decrease in equity earnings primarily due to lower equity earnings of $10 million for Laurel Mountain, $3 million for Aux Sable, and $3 million for Discovery, partially offset by higher equity earnings of $9 million due to the acquisition of an additional 24.5 percent in Gulfstream in May 2011. The decrease in Laurel Mountain is driven by higher operating costs including depreciation and lower gathering rates indexed to natural gas prices, partially offset by higher gathered volumes.

•	An $82 million increase in fee revenues as previously discussed.

•	A $26 million increase in natural gas transportation revenues as previously discussed.

Midstream Canada & Olefins

Our Midstream Canada & Olefins segment includes our oil sands offgas processing plant near Fort McMurray, Alberta, our NGL/olefin fractionation facility at Redwater, Alberta, our NGL light-feed olefins cracker in Geismar, Louisiana along with associated ethane and propane pipelines, and our refinery grade propylene splitter in Louisiana. The products we produce are: NGLs, ethylene, propylene, and other co-products. Our NGL products include: propane, normal butane, isobutane/butylene (butylene), and condensate.

Overview of Six Months Ended June 30, 2012

Boreal Pipeline

The Boreal Pipeline was completed and placed in service mid-June 2012. The Boreal Pipeline is a 261-mile, 12-inch diameter pipeline in Canada that transports recovered NGLs and olefins from our extraction plant in Fort McMurray to our Redwater fractionation facility. The pipeline has an initial capacity of 43 Mbbls/d that can be increased to an ultimate capacity of 125 Mbbls/d with additional pump stations. The ultimate capacity provides sufficient capacity to transport additional recovered liquids in excess of those from our current agreements. Filling the pipeline with product reduced the volumes available for sale in June 2012.

Management’s Discussion and Analysis (Continued)

Outlook for the Remainder of 2012

Volatile commodity prices

While per-unit margins are volatile and highly dependent upon continued demand within the global economy, we believe that our average per-unit ethylene margin will increase over 2011 levels. We expect ethylene margins to benefit from lower ethane prices. However, we experienced a 24 percent decline in our average per-unit Canadian NGL margins from first-quarter 2012 to second-quarter 2012. We expect that our total year 2012 average per-unit Canadian propylene and NGL margins will decline from our robust 2011 per-unit margins resulting from projected lower per-unit propylene and NGL sales pricing. NGL products are currently the preferred feedstock for ethylene and propylene production which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.

Volume impacts

We expect our 2012 production sales volumes to be comparable or increase over 2011 levels.

Allocation of capital to projects

We expect to spend $675 million to $775 million in 2012 on capital projects. The major expansion projects include:

•

An expansion of our Geismar olefins production facility which is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. We are currently in the detailed engineering and procurement phase and are beginning the construction phase. We expect to complete the expansion in the latter part of 2013.

•

The ethane recovery project, which is an expansion of our Canadian facilities that will allow us to recover ethane/ethylene mix from our operations that process offgas from the Alberta oil sands. We plan to modify our oil sands offgas extraction plant near Fort McMurray, Alberta, and construct a de-ethanizer at our Redwater fractionation facility. Our de-ethanizer is expected to initially process approximately 10,000 bbls/d of ethane/ethylene mix. We have signed a long-term contract to provide the ethane/ethylene mix to a third-party customer. We have begun construction and we expect to complete the expansions and begin producing ethane/ethylene mix in mid-year 2013.

Period-Over-Period Operating Results

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Millions)
Segment revenues	$271	$347	$616	$663

Segment profit	$68	$72	$171	$146

Three months ended June 30, 2012 vs. three months ended June 30, 2011

  Segment revenues decreased primarily due to:

•

$25 million lower ethylene product sales revenues due to 19 percent lower average per-unit sales prices and slightly lower sales volumes. The lower average per-unit sales prices resulted from general decreases in commodity pricing.

Management’s Discussion and Analysis (Continued)

•

$23 million lower marketing revenues due to general decreases in energy commodity prices on lower volumes. The lower marketing revenues were substantially offset by similar changes in marketing purchases described below.

•

$22 million lower NGL product sales revenues due to 30 percent lower average per-unit sales prices and 8 percent lower sales volumes. The lower average per-unit sales prices resulted from general decreases in commodity pricing. The lower sales volumes primarily resulted from the impact of filling the Boreal pipeline and the absence of 2011 processing of Canadian butane/butylene product in storage, partially offset by improved Canadian production in 2012 and the absence of 2011 supply constraints at our Louisiana refinery grade splitter.

•

$10 million lower propylene product sales revenues due to 25 percent lower average per-unit sales prices, partially offset by 19 percent higher volumes. The lower average per-unit sales prices resulted from general decreases in commodity pricing. The higher volumes resulted from the absence of 2011 supply constraints at our Louisiana refinery grade splitter and improved Canadian production in 2012, partially offset by the impact of filling the Boreal pipeline.

  Segment costs and expenses decreased $72 million primarily due to:

•

$37 million lower ethylene feedstock costs resulting from 42 percent lower average per-unit feedstock costs, and slightly lower sales volumes. The lower average per-unit feedstock costs resulted from general decreases in commodity pricing.

•

$22 million decreased marketing purchases due to general decreases in energy commodity prices on lower volumes. The decreased marketing purchases substantially offset similar changes in marketing revenues.

•	$7 million lower NGL feedstock costs resulting from 19 percent lower average per-unit feedstock costs and lower sales volumes.

•	$5 million lower propylene feedstock costs resulting from 22 percent lower average per-unit feedstock costs, partially offset by 19 percent higher sales volumes.

Segment profit decreased primarily due to $15 million lower Canadian NGL product margins resulting from 19 percent lower sales volumes and 31 percent lower average per-unit margins, combined with $5 million lower propylene margins from 32 percent lower average per-unit margins on higher sales volumes. This decrease was substantially offset by $12 million higher Geismar ethylene product margins due primarily to 35 percent higher per-unit margins.

Six months ended June 30, 2012 vs. six months ended June 30, 2011

  Segment revenues decreased primarily due to:

•

$30 million lower marketing revenues due to general second quarter of 2012 decreases in energy commodity prices on lower volumes. The lower marketing revenues were substantially offset by similar changes in marketing purchases described below.

•	$20 million lower NGL product sales revenues primarily due to 15 percent lower average per-unit sales prices.

•	$7 million lower ethylene product sales revenues primarily due to 4 percent lower average per-unit sales prices, partially offset by 2 percent higher volumes.

These decreases are partially offset by $8 million higher butadiene and debutanized aromatic concentrate (DAC) product sales revenues due to higher per-unit prices and higher volumes.

Management’s Discussion and Analysis (Continued)

  Segment costs and expenses decreased $72 million primarily due to:

•	$37 million lower ethylene feedstock costs resulting from 24 percent lower average per-unit feedstock costs, slightly offset by 2 percent higher volumes.

•

$29 million decreased marketing purchases due to general decreases in energy commodity prices on lower volumes. The decreased marketing purchases substantially offset similar changes in marketing revenues.

•	$10 million lower NGL feedstock costs resulting from 16 percent lower average per-unit feedstock costs.

•	$8 million favorable change in foreign exchange gains and losses related to the revaluation of current assets held in U.S. dollars within our Canadian operations.

These decreases were partially offset by $10 million increased operating and maintenance costs resulting from higher costs in our Canadian operations and domestic olefins operations.

  Segment profit increased primarily due to:

•	$30 million higher Geismar ethylene product sales margins resulting primarily from 41 percent higher average per-unit margins.

•	$9 million higher Geismar butadiene and DAC product sales margins resulting from higher per-unit margins and increased volumes.

•	$8 million favorable change in foreign exchange gains and losses.

These increases were partially offset by $10 million higher overall operating and maintenance costs and $10 million lower Canadian NGL product margins primarily due to lower per-unit margins.

Other

Other includes other business activities that are not operating segments as well as corporate operations.

Period-Over-Period Operating Results

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Millions)
Segment revenues	$7	$7	$13	$13

Segment profit	$1	$2	$60	$22

Six months ended June 30, 2012 vs. six months ended June 30, 2011

The increase in segment profit is primarily due to gains related to the 2010 sale of our interest in Accroven SRL of $53 million in 2012 compared to $11 million in 2011. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012, we received payment for all outstanding balances due from this sale. (See Note 4 of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Management’s Discussion and Analysis of Financial Condition and Liquidity

Outlook

The sharp decline in NGL margins during the second quarter of 2012 and our related expectation of depressed near-term NGL margins has reduced the expected level of operating cash flows from certain of our businesses in 2012. However, we note that further reduction in expected energy commodity prices would be somewhat mitigated by certain of our cash flow streams that are substantially insulated from short-term changes in commodity prices as follows:

•	Firm demand and capacity reservation transportation revenues under long-term contracts from our gas pipelines;

•	Fee-based revenues from certain gathering and processing services in our midstream businesses.

Over the longer-term, we expect the influence of short-term changes in commodity prices on our cash flows to diminish as we transition to an overall business mix that is increasingly fee-based.

We continue to believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for capital and investment expenditures, dividends and distributions, working capital, and tax and debt payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2012:

•

We expect capital investments to total between $5.275 billion and $5.675 billion in 2012, excluding WPZ equity issued in association with the Laser and Caiman Acquisitions of approximately $1 billion. Of this total, maintenance capital expenditures, which are generally considered nondiscretionary and include expenditures to meet legal and regulatory requirements, to maintain and/or extend the operating capacity and useful lives of our assets, and to complete certain well connections, are expected to total between $480 million and $560 million. Expansion capital, which is generally more discretionary to fund projects in order to grow our business, is expected to total between $4.795 billion and $5.115 billion. See Results of Operations – Segments, Williams Partners and Midstream Canada & Olefins for discussions describing the general nature of these investments.

•

We expect to pay total cash dividends of approximately $1.20 per common share, an increase of almost 55 percent over 2011 levels. We expect to increase our dividend quarterly through paying out substantially all of the cash distributions, net of applicable taxes, interest and costs, we receive from WPZ.

•

We expect to fund capital and investment expenditures, tax and debt payments, dividends and distributions, and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, utilization of our revolving credit facilities, and proceeds from debt issuances and sales of WPZ debt and equity securities as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.75 billion and $2 billion in 2012.

•	We expect to maintain consolidated liquidity (which includes liquidity at WPZ) of at least $1 billion from cash and cash equivalents and unused revolving credit facilities.

•

In July 2012, Transco received net proceeds of $395 million from the issuance of $400 million of 4.45 percent senior unsecured notes due in 2042. The expected use of proceeds included repayment of Transco’s $325 million 8.875 percent notes upon their maturity on July 15, 2012, and general corporate purposes, including capital expenditures.

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

Management’s Discussion and Analysis (Continued)

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2012. Our internal and external sources of consolidated liquidity include cash generated from our operations, cash and cash equivalents on hand, and our credit facilities. Additional sources of liquidity, if needed, include bank financings, proceeds from the issuance of long-term debt and equity securities, and proceeds from asset sales. These sources are available to us at the parent-company level and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances from WPZ. WPZ is expected to be self-funding through its cash flows from operations, use of its credit facility, and its access to capital markets. WPZ makes cash distributions to us in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights. Our ability to raise funds in the capital markets will be impacted by our financial condition, interest rates, market conditions, and industry conditions.

		June 30, 2012
Available Liquidity	Expiration	WPZ	WMB		Total
		(Millions)
Cash and cash equivalents		$34	$645	(1)	$679
Capacity available under our $900 million senior unsecured revolving credit facility (2)	June 3, 2016		900		900
Capacity available to WPZ under its $2 billion senior unsecured revolving credit facility (3)	June 3, 2016	1,655			1,655

		$1,689	$1,545		$3,234

(1)	Includes $578 million of cash and cash equivalents that is being held by certain subsidiary and international operations and is not considered available for general corporate purposes. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.
(2)	At June 30, 2012, we are in compliance with the financial covenants associated with this credit facility agreement.
(3)	At June 30, 2012, WPZ is in compliance with the financial covenants associated with this credit facility agreement. This credit facility is only available to WPZ, Transco and Northwest Pipeline as co-borrowers.

In addition to the credit facilities listed above, we have issued letters of credit totaling $24 million as of June 30, 2012 under certain bilateral bank agreements.

Shelf Registrations

WPZ filed a shelf registration statement as a well-known, seasoned issuer in February 2012 that allows it to issue an unlimited amount of registered debt and limited partnership unit securities.

At the parent-company level, we filed a shelf registration statement as a well-known, seasoned issuer in May 2012 that allows us to issue an unlimited amount of registered debt and equity securities.

Equity Offerings

In April 2012, we issued 30 million shares of common stock in a public offering at a price of $30.59 per share. We used the net proceeds of $887 million to fund a portion of the purchase of additional WPZ common units in connection with WPZ’s Caiman Acquisition.

Management’s Discussion and Analysis (Continued)

In April 2012, WPZ completed an equity issuance of 10 million common units representing limited partner interests in them at a price of $54.56 per unit. Subsequently, WPZ sold an additional 973,368 common units for $54.56 per unit to the underwriters upon the underwriters’ exercise of their option to purchase additional common units. The net proceeds of $581 million were used for general partnership purposes, including the funding of a portion of the cash purchase price of the Caiman Acquisition.

In January 2012, WPZ completed an equity issuance of 7 million common units representing limited partner interests in them at a price of $62.81 per unit. In February 2012, WPZ sold an additional 1.05 million common units for $62.81 per unit to the underwriters upon the underwriters’ exercise of their option to purchase additional common units. The net proceeds of $490 million were used to fund capital expenditures and for general partnership purposes.

Acquisitions

In April 2012, WPZ completed the Caiman Acquisition in exchange for aggregate consideration of $1.72 billion in cash, net of purchase price adjustments, and 11,779,296 of WPZ’s common units. In connection with this acquisition, we made an additional investment in WPZ of $1 billion to facilitate the acquisition. We purchased 16,360,133 WPZ common units and have agreed to temporarily waive our incentive distribution rights (IDRs) related to these units and the units issued to the seller of Caiman Eastern Midstream, LLC, in connection with this acquisition. We estimate the foregone IDRs would have yielded approximately $24 million in 2012.

In February 2012, WPZ completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC in exchange for $325 million in cash, net of cash acquired in the transaction, and 7,531,381 of WPZ’s common units.

Credit Ratings

Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Date of Last Change	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
Williams:

	Standard & Poor’s	March 5, 2012	Stable	BBB-	BBB

	Moody’s Investors Service	February 27, 2012	Stable	Baa3	N/A

	Fitch Ratings	February 9, 2012	Stable	BBB-	N/A

Williams Partners:

	Standard & Poor’s	March 5, 2012	Stable	BBB	BBB

	Moody’s Investors Service	February 27, 2012	Stable	Baa2	N/A

	Fitch Ratings	February 9, 2012	Positive	BBB-	N/A

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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of June 30, 2012, we estimate that a downgrade to a rating below investment grade for us or WPZ could require us to post up to $35 million or $199 million, respectively, in additional collateral with third parties.

Sources (Uses) of Cash

	Six months ended June 30,
	2012	2011
	(Millions)
Net cash provided (used) by:
Operating activities	$858	$1,684
Financing activities	1,822	(114)
Investing activities	(2,890)	(1,199)

Increase (decrease) in cash and cash equivalents	$(210)	$371

Operating activities

Our net cash provided by operating activities for the six months ended June 30, 2012, decreased $826 million from the same period in 2011 largely due to the absence of cash flows from our former exploration and production business and net unfavorable changes in working capital and lower operating income.

Financing activities

Significant transactions include:

•	$887 million net proceeds received from our second quarter 2012 equity offering;

•	$581 million received from WPZ’s second quarter 2012 equity offering;

•	$490 million received from WPZ’s first quarter 2012 equity offering;

•	$500 million received from revolver borrowings on WPZ’s $2 billion unsecured credit facility for capital expenditures and general partnership purposes in second quarter 2012;

•	$155 million of revolver borrowings paid during second quarter 2012;

•	We paid $342 million in 2012 and $191 million in 2011 of quarterly dividends on common stock;

•	We paid $190 million in 2012 and $105 million in 2011 of dividends and distributions to noncontrolling interests;

•	$150 million paid to retire WPZ’s senior unsecured notes that matured in June 2011;

•

$300 million received in revolver borrowings from WPZ’s previous $1.75 billion unsecured credit facility used for WPZ’s acquisition of a 24.5 percent interest in Gulfstream from us in May 2011. This obligation was transferred to WPZ’s $2 billion unsecured credit facility at its inception in June 2011.

Management’s Discussion and Analysis (Continued)

Investing activities

Significant transactions include:

•	$1.72 billion paid, net of purchase price adjustments, for WPZ’s Caiman Acquisition in April 2012;

•	$325 million paid, net of cash acquired in the transaction, for WPZ’s acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC in March 2012;

•

$121 million received from the reconsolidation of the Wilpro entities. (See Note 3 of our Notes to Consolidated Financial Statements.) This cash is only considered available for use in our international operations;

•	Capital expenditures totaled $922 million and $1,094 million for 2012 and 2011, respectively.

Off-Balance Sheet Financing Arrangements and Guarantees of Debt or Other Commitments

We have various other guarantees and commitments which are disclosed in Notes 11 and 13 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2012.

Commodity Price Risk

We are exposed to the impact of fluctuations in the market price of natural gas and NGLs, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining a conservative capital structure and significant liquidity, as well as using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. (See Note 12 of Notes to Consolidated Financial Statements.)

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

Trading

Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of less than $0.1 million at June 30, 2012 and December 31, 2011. The value-at-risk for contracts held for trading purposes was zero at June 30, 2012 and less than $0.1 million at December 31, 2011.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from the following activities:

Segment	Commodity Price Risk Exposure
Williams Partners	• Natural gas purchases
• NGL sales
Midstream Canada & Olefins	• NGL purchases and sales

The fair value of our nontrading derivatives was a net asset of $41 million at June 30, 2012 and a net asset of $1 million at December 31, 2011. The value-at-risk for derivative contracts held for nontrading purposes was $2 million at June 30, 2012, and zero at December 31, 2011.

Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net asset value of $41 million at June 30, 2012 and a net asset value of zero at December 31, 2011. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

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

Previously, we had not recorded deferred income taxes related to our investment in WPZ associated with gains recorded as part of stockholders’ equity on units that WPZ issued in prior years. However, in accordance with ASC 740 Income Taxes, we concluded that we should recognize deferred income taxes for tax effects arising from the differences in our financial and income tax bases in our WPZ investment resulting from these transactions. During the second quarter of 2012, we corrected and refiled our financial statements for the period ended December 31, 2011, revised our accounting process associated with our investment in WPZ, corrected our method of accounting for deferred income taxes related to our investment in WPZ associated with gains recorded as part of stockholders’ equity on units that WPZ issues and utilized this corrected method of accounting in connection with second-quarter 2012 transactions related to our investment in WPZ. We also enhanced our controls for oversight of tax accounting for our financial investment in WPZ and enhanced our process and procedures related to communication between our financial reporting and income tax personnel. We consider this material weakness to be remediated as of June 30, 2012.

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

Second-Quarter 2012 Changes in Internal Controls

Other than described above, there have been no changes during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

In September 2011, the Colorado Department of Public Health and Environment issued a Notice of Violation for alleged violations of the Colorado Clean Water Act related to excavation work being done for our Crawford Trail Pipeline. In June 2012, we agreed to a settlement in principle with the agency for $275,000.

Other

The additional information called for by this item is provided in Note 13 of the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 6. Exhibits

Exhibit No.		Description

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 4.1	—	Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on July 16, 2012 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.2	—	Registration Rights Agreement, dated July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and the initial purchasers listed therein (filed on July 16, 2012 as Exhibit 10.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

*Exhibit 10.1	—	First Amendment to Contribution Agreement, dated as of April 27, 2012, between Caiman Energy, LLC and Williams Partners L.P.

*Exhibit 10.2	—	Form of 2012 Restricted Stock Unit Agreement among The Williams Companies, Inc. and nonmanagement directors.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101.INS	—	XBRL Instance Document.

*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC. (Registrant)

/S/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

August 2, 2012

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 4.1	—	Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on July 16, 2012 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.2	—	Registration Rights Agreement, dated July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and the initial purchasers listed therein (filed on July 16, 2012 as Exhibit 10.1 to Transcontinental Gas Pipe Line Company LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

*Exhibit 10.1	—	First Amendment to Contribution Agreement, dated as of April 27, 2012, between Caiman Energy, LLC and Williams Partners L.P.

*Exhibit 10.2	—	Form of 2012 Restricted Stock Unit Agreement among The Williams Companies, Inc. and nonmanagement directors.

* Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

* Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101.INS	—	XBRL Instance Document

*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema

*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.