Form 10-Q
period 2013-03-31
WILLIAMS COMPANIES INC
filed 2013-05-08
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, $1 par value	682,693,321 Shares

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of dividends to stockholders;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether we have sufficient cash to enable us to pay current and expected levels of dividends;

•	Availability of supplies, market demand, and volatility of prices;

•

Inflation, interest rates, fluctuation in foreign exchange, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Ability to acquire new businesses and assets and integrate those operations and assets into our existing businesses, as well as successfully expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation, and rate proceedings;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers and counterparties;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather conditions and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions;

•	Additional risks described in our filings with the Securities and Exchange Commission.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.

Consolidated Statement of Income

(Unaudited)

	Three months ended March 31,
(Millions, except per-share amounts)	2013	2012
Revenues:
Service revenues	$706	$677
Product sales	1,104	1,342

Total revenues	1,810	2,019

Costs and expenses:
Product costs	790	957
Operating and maintenance expenses	260	230
Depreciation and amortization expenses	210	168
Selling, general, and administrative expenses	132	129
Other (income) expense – net	(8)	8

Total costs and expenses	1,384	1,492

Operating income (loss)	426	527

Equity earnings (losses)	18	31
Interest incurred	(152)	(141)
Interest capitalized	24	10
Other investing income – net	13	69
Other income (expense) – net	(2)	(4)

Income (loss) from continuing operations before income taxes	327	492
Provision (benefit) for income taxes	96	133

Income (loss) from continuing operations	231	359
Income (loss) from discontinued operations	(1)	136

Net income (loss)	230	495
Less: Net income attributable to noncontrolling interests	69	72

Net income (loss) attributable to The Williams Companies, Inc.	$161	$423

Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$162	$287
Income (loss) from discontinued operations	(1)	136

Net income (loss)	$161	$423

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.24	$.48
Income (loss) from discontinued operations	-	.23

Net income (loss)	$.24	$.71

Weighted-average shares (thousands)	682,052	593,231
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.23	$.47
Income (loss) from discontinued operations	-	.23

Net income (loss)	$.23	$.70

Weighted-average shares (thousands)	687,143	600,520
Cash dividends declared per common share	$.33875	$.25875

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(Millions)	2013	2012

Net income (loss)	$230	$495

Other comprehensive income (loss):

Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $2 in 2012	-	(6)
Reclassifications into earnings of net derivative instruments (gain) loss	-	1

Foreign currency translation adjustments	(21)	19

Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	(1)	-

Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($6) in 2013 and ($5) in 2012	10	9

Reclassifications into earnings of (gain) loss on sale of equity securities, net of taxes of $2 in 2012	-	(3)

Other comprehensive income (loss)	(12)	20

Comprehensive income (loss)	218	515
Less: Comprehensive income (loss) attributable to noncontrolling interest	69	70

Comprehensive income (loss) attributable to The Williams Companies, Inc.	$149	$445

See accompanying notes.

The Williams Companies, Inc.

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per-share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$702	$839
Accounts and notes receivable	760	688
Deferred income tax asset	117	117
Inventories	190	175
Regulatory assets	50	39
Other current assets and deferred charges	45	66

Total current assets	1,864	1,924

Investments	4,039	3,987

Property, plant and equipment, at cost	23,197	22,546
Accumulated depreciation and amortization	(7,202)	(7,079)

Property, plant and equipment - net	15,995	15,467
Goodwill	646	649
Other intangibles	1,689	1,704
Regulatory assets, deferred charges, and other	583	596

Total assets	$24,816	$24,327

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$935	$920
Accrued liabilities	624	628
Long-term debt due within one year	1	1

Total current liabilities	1,560	1,549

Long-term debt	10,610	10,735
Deferred income taxes	3,015	2,841
Other noncurrent liabilities	1,761	1,775
Contingent liabilities (Note 12)

Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 717 million shares issued at March 31, 2013 and 716 million shares issued at December 31, 2012)	717	716
Capital in excess of par value	11,258	11,134
Retained deficit	(5,765)	(5,695)
Accumulated other comprehensive income (loss)	(374)	(362)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	4,795	4,752
Noncontrolling interests in consolidated subsidiaries	3,075	2,675

Total equity	7,870	7,427

Total liabilities and equity	$24,816	$24,327

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total
	(Millions)
Balance – December 31, 2012	$716	$11,134	$(5,695)	$(362)	$(1,041)	$4,752	$2,675	$7,427
Net income (loss)	-	-	161	-	-	161	69	230
Other comprehensive income (loss)	-	-	-	(12)	-	(12)	-	(12)
Cash dividends – common stock	-	-	(231)	-	-	(231)	-	(231)
Dividends and distributions to noncontrolling interests	-	-	-	-	-	-	(105)	(105)
Stock-based compensation and related common stock issuances, net of tax	1	10	-	-	-	11	-	11
Sales of limited partner units of Williams Partners L.P.	-	-	-	-	-	-	617	617
Changes in Williams Partners L.P. ownership interest, net	-	114	-	-	-	114	(182)	(68)
Contributions from noncontrolling interests	-	-	-	-	-	-	2	2
Other	-	-	-	-	-	-	(1)	(1)

Balance – March 31, 2013	$717	$11,258	$(5,765)	$(374)	$(1,041)	$4,795	$3,075	$7,870

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
(Millions)	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$230	$495
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	210	168
Provision (benefit) for deferred income taxes	103	86
Net (gain) loss on dispositions of assets	(2)	(57)
Gain on reconsolidation of Wilpro entities (Note 3)	-	(144)
Amortization of stock-based awards	9	9
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(72)	52
Inventories	(13)	(17)
Other current assets and deferred charges	11	35
Accounts payable	6	(68)
Accrued liabilities	(25)	(98)
Other, including changes in noncurrent assets and liabilities	38	(27)

Net cash provided (used) by operating activities	495	434

FINANCING ACTIVITIES:
Proceeds from long-term debt	770	-
Payments of long-term debt	(895)	(25)
Proceeds from issuance of common stock	7	26
Proceeds from sale of limited partner units of consolidated partnership	617	490
Dividends paid	(231)	(154)
Dividends and distributions paid to noncontrolling interests	(105)	(61)
Distributions paid to noncontrolling interests on sale of Wilpro assets (Note 3)	-	(38)
Other – net	13	30

Net cash provided (used) by financing activities	176	268

INVESTING ACTIVITIES:
Capital expenditures*	(713)	(329)
Purchases of and contributions to equity method investments	(93)	(48)
Purchases of businesses	-	(325)
Proceeds from dispositions of investments	-	78
Cash of Wilpro entities upon reconsolidation (Note 3)	-	121
Other – net	(2)	12

Net cash provided (used) by investing activities	(808)	(491)

Increase (decrease) in cash and cash equivalents	(137)	211
Cash and cash equivalents at beginning of period	839	889

Cash and cash equivalents at end of period	$702	$1,100

* Increases to property, plant, and equipment	$(732)	$(371)
Changes in related accounts payable and accrued liabilities	19	42

Capital expenditures	$(713)	$(329)

See accompanying notes.

The Williams Companies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. General, Description of Business, and Basis of Presentation

General

Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.

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

Description of Business

Our operations are located principally in the United States and are organized into the Williams Partners, Williams NGL & Petchem Services, and Access Midstream Partners reportable segments. All remaining business activities are included in Other.

Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ), and includes gas pipeline and domestic midstream businesses. The gas pipeline businesses primarily consists of two interstate natural gas pipelines, which are Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline GP (Northwest Pipeline), a 50 percent equity investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 51 percent consolidated interest in Constitution Pipeline Company, LLC (Constitution). WPZ’s midstream operations are composed of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and natural gas liquid (NGL) fractionation and transportation assets. WPZ’s midstream assets also include substantial operations and investments in the Four Corners region, the Piceance basin, an NGL fractionator and storage facilities near Conway, Kansas as well as an NGL light-feed olefins cracker in Geismar, Louisiana, along with associated ethane and propane pipelines, and a refinery grade splitter in Louisiana.

Williams NGL & Petchem Services consists primarily of a Canadian oil sands offgas processing plant located near Fort McMurray, Alberta, and an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta.

Access Midstream Partners consists of our equity investment in Access Midstream Partners, L.P. (ACMP). As of March 31, 2013, this investment includes an indirect 50 percent interest in Access Midstream Partners, GP, L.L.C. (Access GP), including incentive distribution rights, and a 24 percent limited partner interest in ACMP. ACMP is a publicly-traded master limited partnership that provides gathering, treating, and compression services to producers under long-term, fee-based contracts. Access GP is the general partner of ACMP.

Other includes other business activities that are not operating segments, as well as corporate operations.

Basis of Presentation

As disclosed in our 2012 Annual Report on Form 10-K, we contributed our 83.3 percent undivided interest of the olefins-production facility in Geismar, Louisiana, along with a refinery grade propylene splitter

Notes (Continued)

and pipelines in the Gulf region to WPZ in November 2012. As a result, prior period segment disclosures have been recast for this transaction.

Also as disclosed in our 2012 Annual Report on Form 10-K, we have revised the overall presentation of our Consolidated Statement of Income, including the separate presentation of service revenues, product sales, product costs, and depreciation and amortization expenses. All prior periods presented have been recast, along with corresponding information presented in the Notes to Consolidated Financial Statements, to reflect this change.

Consolidated master limited partnership

During the first quarter of 2013, WPZ completed equity issuances of 15,937,500 common units representing limited partner interests, including 3,000,000 common units sold to us in a private placement transaction. Following these transactions, we own approximately 68 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and incentive distribution rights as of March 31, 2013.

The previously described equity issuances by WPZ had the combined net impact of increasing our noncontrolling interests in consolidated subsidiaries by $435 million, capital in excess of par value by $114 million and deferred income taxes by $68 million in the Consolidated Balance Sheet.

WPZ is self-funding and maintains separate lines of bank credit and cash management accounts. Cash distributions from WPZ to us, including any associated with our incentive distribution rights, occur through the normal partnership distributions from WPZ to all partners.

Discontinued operations

The discontinued operations presented in the accompanying consolidated financial statements and notes primarily reflect gains in 2012 associated with certain of our former Venezuela operations. (See Note 3.)

Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.

Note 2. Variable Interest Entities

We consolidate the activities of variable interest entities (VIEs) of which we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. As of March 31, 2013, WPZ has the following consolidated VIEs:

•

Gulfstar One LLC (Gulfstar) is a consolidated wholly owned subsidiary that, due to certain risk sharing provisions in its customer contracts, is a VIE. WPZ, as construction agent for Gulfstar, will design, construct, and install a proprietary floating-production system, Gulfstar FPSTM, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. Construction is underway and the project is expected to be in service in 2014. WPZ has received certain advance payments from the producer customers and is committed to the producer customers to construct this system. The current estimate of the total remaining construction costs is less than $450 million. If the producer customers do not develop the offshore oil and gas fields to be connected to Gulfstar, they will be responsible for the firm price of building the facilities. On April 1, 2013, a third party contributed $187 million to Gulfstar in exchange for a 49 percent ownership interest in Gulfstar. This contribution was based on 49 percent of WPZ’s estimated cumulative net investment at that date, subject to adjustment within 60 days of the contribution date. The $187 million was then distributed to WPZ. Both WPZ and the third party are responsible for making regular capital contributions to fund each party’s respective share of ongoing construction costs.

•

WPZ owns a 51 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has

Notes (Continued)

the power over the decisions that most significantly impact Constitution’s economic performance. WPZ, as construction agent for Constitution, will build a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. WPZ plans to place the project in service in March 2015 and estimates the total cost of the project to be approximately $680 million, which will be funded with capital contributions from WPZ, along with the other equity partners, proportional to ownership interest.

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of these VIEs:

	March 31, 2013	December 31, 2012	Classification
	(Millions)
Gulfstar:
Construction work in process	$572	$532	Property, plant, and equipment, at cost
Accounts payable	88	124	Accounts payable
Construction retainage	1	-	Accrued liabilities
Deferred revenue associated with customer advance payments	109	109	Other noncurrent liabilities
Constitution:
Cash and cash equivalents	7	8	Cash and cash equivalents
Construction work in process	31	24	Property, plant, and equipment, at cost
Accounts payable	5	4	Accounts payable

WPZ has also identified certain interests in VIEs where it is not the primary beneficiary. These include WPZ’s equity method investments in Laurel Mountain Midstream, LLC (Laurel Mountain) and Discovery Producer Services LLC (Discovery). These entities are considered to be VIEs generally due to contractual provisions that transfer certain risks to customers. As certain significant decisions in the management of these entities require a unanimous vote of all members, WPZ is not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of our investments, which are $483 million and $357 million for Laurel Mountain and Discovery, respectively, at March 31, 2013.

Note 3. Discontinued Operations

Summarized Results of Discontinued Operations

	Three months ended March 31,
	2013	2012
	(Millions)
Income (loss) from discontinued operations before gain on reconsolidation	$(1)	$(8)
Gain on reconsolidation	-	144

Income (loss) from discontinued operations	$(1)	$136

Income (loss) from discontinued operations:
Attributable to The Williams Companies, Inc.	$(1)	$136

Gain on reconsolidation for 2012 is related to our majority ownership in entities (the Wilpro entities) that owned and operated the El Furrial and PIGAP II gas compression facilities prior to their expropriation by the Venezuelan government in May 2009. We deconsolidated the Wilpro entities in 2009. In the first quarter of 2012, the El Furrial and PIGAP II assets were sold as part of a settlement related to the 2009 expropriation of these assets. Upon closing, the lenders that had provided financing for these operations were repaid in full, and the Wilpro entities received $98 million in cash and the right to receive quarterly cash installments of $15 million (receivable) plus interest through the first quarter of 2016. Following the settlement and repayment in full of the lenders, we reestablished control and, therefore, reconsolidated the Wilpro entities and recognized a gain on reconsolidation. This gain reflected our share of the cash, including cash received in the settlement, and the estimated fair value of the receivable held by the Wilpro entities at the time of reconsolidation. See Note 11 for a further discussion of this receivable.

Note 4. Asset Sales and Other Accruals

Other investing income – net includes $13 million of interest income in the first quarter of 2013 associated with a receivable related to the sale of certain former Venezuela assets (see Note 3). This amount reflects a first-quarter 2013 change in yield associated with a revision in our estimate of the cash flows expected to be received as a result of continued timely payment by the counterparty. In the first quarter of 2012, other investing income – net includes $63 million of income related to the 2010 sale of our interest in Accroven SRL. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012 (see Note 3), we also received payment for all outstanding balances due from this sale, including interest. Payments were recognized upon receipt, as future collections were not reasonably assured.

Note 5. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes:

	Three months ended March 31,
	2013	2012
	(Millions)
Current:
Federal	$(11)	$21
State	2	4
Foreign	2	21

	(7)	46
Deferred:
Federal	82	87
State	13	(3)
Foreign	8	3

	103	87

Total provision (benefit)	$96	$133

The effective income tax rates for the total provision for the three months ended March 31, 2013 and 2012 are less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests and taxes on foreign operations, partially offset by the effect of state income taxes.

During the first quarter of 2013, we finalized a settlement with the Internal Revenue Service (IRS) on tax matters related to the IRS’s examination of our 2009 and 2010 consolidated corporate income tax returns. We recorded a tax provision of approximately $2 million related to these matters during the third quarter of 2012. With respect to the examined years, we made cash payments of $12 million to the IRS in February of 2013.

With the spin-off of WPX Energy, Inc. (WPX) on December 31, 2011, WPX entered into a tax sharing agreement with us under which we are generally liable for all U.S. federal, state, local and foreign income taxes attributable to WPX with respect to taxable periods ending on or before the distribution date. We are also principally responsible for managing any income tax audits by the various tax jurisdictions for pre-spin-off periods. In 2012, we prepared pro forma tax returns for each tax period in which WPX or any of its subsidiaries were combined or consolidated with us for purposes of any 2011 tax return. In the first quarter of 2013, we reimbursed WPX a net $2 million for the additional losses shown on the pro forma tax returns, offset with additional tax resulting from the 2009 to 2010 IRS settlement.

See accompanying notes.

Notes (Continued)

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

Note 6. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended March 31,
	2013	2012
	(Dollars in millions, except per-share
	amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams
Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$162	$287

Basic weighted-average shares	682,052	593,231
Effect of dilutive securities:
Nonvested restricted stock units	2,720	3,564
Stock options	2,187	2,938
Convertible debentures	184	787

Diluted weighted-average shares	687,143	600,520

Earnings (loss) per common share from continuing operations:
Basic	$.24	$.48
Diluted	$.23	$.47

Effective January 1, 2012, new awards of time-based restricted stock units contain a nonforfeitable right to dividends during the vesting period. These share-based payment awards are participating securities and are included in the computation of earnings (loss) per common share pursuant to the two-class method. The impact for the three months ended March 31, 2013 and 2012, is immaterial.

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

	March 31,
	2013	2012
Options excluded (millions)	-	0.9
Weighted-average exercise price of options excluded	N/A	$29.72
Exercise price ranges of options excluded	N/A	$29.34 - $29.72
First quarter weighted-average market price	$34.89	$29.33

Notes (Continued)

Note 7. Employee Benefit Plans

Net periodic benefit cost is as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
	(Millions)
Components of net periodic benefit cost:
Service cost	$11	$10	$1	$1
Interest cost	13	14	3	3
Expected return on plan assets	(15)	(16)	(2)	(2)
Amortization of prior service credit	-	-	(2)	(2)
Amortization of net actuarial loss	15	13	2	3

Net periodic benefit cost	$24	$21	$2	$3

Amortization of prior service credit and net actuarial loss included in net periodic benefit cost for our other postretirement benefit plans associated with our Federal Energy Regulatory Commission (FERC) regulated gas pipelines are recorded to net regulatory assets instead of other comprehensive income (loss).

Amounts recognized in net regulatory assets include:

	Three months ended March 31,
	2013	2012
	(Millions)
Amortization of prior service credit	$(1)	$(2)
Amortization of net actuarial loss	1	2

During the three months ended March 31, 2013, we contributed $23 million to our pension plans and $3 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $69 million to our pension plans and approximately $6 million to our other postretirement benefit plans in the remainder of 2013.

Note 8. Inventories

	March 31,	December 31,
	2013	2012
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$109	$97
Materials, supplies, and other	81	78

	$190	$175

Note 9. Debt and Banking Arrangements

Credit Facilities

At March 31, 2013, letter of credit capacity under our $900 million and WPZ’s $2.4 billion credit facilities is $700 million and $1.3 billion, respectively. At March 31, 2013, no letters of credit have been issued and no loans are outstanding on our credit facility. At March 31, 2013, no letters of credit have been issued and loans totaling $250 million are outstanding on WPZ’s credit facility. We have issued letters of credit totaling $17 million as of March 31, 2013, under certain bilateral bank agreements.

Commercial Paper Program

In March 2013, WPZ initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes will vary but may not exceed 397 days from the date of issuance. The commercial paper notes will be sold under customary terms in the commercial paper market and will be issued at a discount from par, or, alternatively, will be sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are expected to be used to fund planned capital expenditures and for other general partnership purposes. WPZ has not yet issued any notes under this commercial paper program.

Notes (Continued)

Note 10. Stockholders’ Equity

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2012	$(1)	$169	$(530)	$(362)

Other comprehensive income (loss) before reclassifications	-	(21)	-	(21)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	9	9

Other comprehensive income (loss)	-	(21)	9	(12)

Balance at March 31, 2013	$(1)	$148	$(521)	$(374)

Reclassifications out of accumulated other comprehensive income (loss) are presented in the following table by component as of March 31, 2013:

Component	Reclassifications	Classification
	(Millions)

Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	$(1)	Note 7
Amortization of actuarial (gain) loss included in net periodic benefit cost	16	Note 7

Reclassifications before income tax	15
Income tax benefit on amortization	(6)	Provision (benefit) for income taxes

Reclassifications during the period	$9

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

Notes (Continued)

			Fair Value Measurements Using
			Quoted
			Prices In
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Millions)
Assets (liabilities) at March 31, 2013:
Measured on a recurring basis:
ARO Trust investments	$19	$19	$19	$-	$-
Energy derivatives assets not designated as hedging instruments	5	5	-	-	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	-	-	(1)
Additional disclosures:
Notes receivable and other	90	144	-	8	136
Long-term debt, including current portion (a)	(10,609)	(12,129)	-	(12,129)	-
Guarantee	(33)	(30)	-	(30)	-

Assets (liabilities) at December 31, 2012:
Measured on a recurring basis:
ARO Trust investments	$18	$18	$18	$-	$-
Energy derivatives assets not designated as hedging instruments	5	5	-	-	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	-	-	(1)
Additional disclosures:
Notes receivable and other	95	138	2	8	128
Long-term debt, including current portion (a)	(10,734)	(12,388)	-	(12,388)	-
Guarantee	(33)	(31)	-	(31)	-

(a) Excludes capital leases

Fair Value Methods

We use the following methods and assumptions in estimating the fair value of our financial instruments:

Assets and liabilities measured at fair value on a recurring basis

ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, is classified as available-for-sale, and is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

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

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2013 or 2012.

Notes (Continued)

Additional fair value disclosures

Notes receivable and other: Notes receivable and other includes a receivable related to the sale of certain former Venezuela assets. To determine the disclosed fair value of this receivable at March 31, 2013, we considered an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $101 million at March 31, 2013. The carrying value of this receivable is $47 million at March 31, 2013. The current and noncurrent portions are reported in accounts and notes receivable and regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.

Notes receivable and other also includes a receivable from our former affiliate, WPX (see Note 12) and other notes receivable. The disclosed fair value of these receivables is determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in accounts and notes receivable, and the noncurrent portion is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet.

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

Regarding our previously described guarantee of Wiltel’s lease performance, the maximum potential exposure is approximately $36 million at March 31, 2013 and December 31, 2012. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.

We have provided guarantees in the event of nonpayment by our previously owned subsidiary, WPX, on certain contracts, primarily a natural gas purchase contract extending through 2023. We estimate the maximum undiscounted potential future payment obligation under these remaining guarantees is approximately $169 million at March 31, 2013. Our recorded liability for these guarantees, which considers our estimate of the fair value of the guarantees, is insignificant.

Notes (Continued)

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

Reporting of natural gas-related information to trade publications

Direct and indirect purchasers of natural gas in various states filed class actions in Nevada federal district court against WPX and others alleging the manipulation of published gas price indices and seeking unspecified amounts of damages.

In 2011, the Nevada district court granted WPX’s joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the FERC exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed the court’s ruling and on April 10, 2013, the Ninth Circuit Court of Appeals reversed the district court and remanded the cases to the district court to permit the plaintiffs to pursue their state antitrust claims for natural gas sales that were not subject to FERC jurisdiction under the Natural Gas Act. WPX and the other defendants intend either to request an en banc rehearing before the Ninth Circuit or to seek a writ of certiorari from the U.S. Supreme Court. Because of the uncertainty around the remaining pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time. However, it is reasonably possible that the ultimate resolution of these items and our related indemnification obligation could result in future charges that may be material to our results of operations.

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

Notes (Continued)

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

In 2011, we and FHRA settled the James West claim. Our claims against FHRA and their claims against us remain outstanding. We and FHRA filed motions for summary judgment on the other’s claims, but the motions are unlikely to resolve all the outstanding claims. An April 2013 trial date had been scheduled but has been stricken and has not been reset.

Notes (Continued)

We currently estimate that our reasonably possible loss exposure in this matter could range from an insignificant amount up to $32 million, although uncertainties inherent in the litigation process, expert evaluations, and jury dynamics might cause our exposure to exceed that amount.

Independent of the litigation matter described in the preceding paragraphs, the Alaska Department of Environmental Conservation (ADEC) indicated that it views FHRA and us as responsible parties. During the first quarter 2013, ADEC informed FHRA and us that it intends to enter a compliance order to address the environmental remediation of sulfolane and other possible contaminants including cleanup work outside the refinery’s boundaries to be performed in 2014. In addition, ADEC will seek from each of FHRA and us an adequate financial performance guarantee for the benefit of ADEC. As such, we will likely be required to contribute some amount, whether to reimburse the State, to reimburse FHRA, or to comply with an ADEC order. Due to the ongoing assessment of the level and extent of sulfolane contamination and the ultimate cost of remediation and division of costs between the named responsible parties, we are unable to estimate a range of liability at this time.

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

On August 31, 2012, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of a hearing. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2013, we have accrued liabilities totaling $49 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

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

Continuing operations

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2013, we have accrued liabilities of $9 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2013, we have accrued liabilities totaling $11 million for these costs.

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

At March 31, 2013, we have accrued environmental liabilities of $29 million related to these matters.

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

At March 31, 2013, other than as previously disclosed, we are not aware of any material claims involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.

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

Note 13. Segment Disclosures

Our reporting segments are Williams Partners, Williams NGL & Petchem Services, and Access Midstream Partners. All remaining business activities are included in Other. (See Note 1.)

Performance Measurement

We currently evaluate performance based upon segment profit (loss) from operations, which includes segment revenues from external and internal customers, segment costs and expenses, equity earnings (losses) and income (loss) from investments. General corporate expenses represent selling, general, and administrative expenses that are not allocated to our segments. Intersegment revenues are generally accounted for at current market prices as if the sales were to unaffiliated third parties.

Notes (Continued)

The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income (loss) as reported in the Consolidated Statement of Income.

	Williams Partners	Williams NGL & Petchem Services	Access Midstream Partners	Other	Eliminations	Total
	(Millions)
Three months ended March 31, 2013
Segment revenues:
Service revenues
External	$701	$2	$-	$3	$-	$706
Internal	-	-	-	4	(4)	-

Total service revenues	701	2	-	7	(4)	706
Product sales
External	1,055	49	-	-	-	1,104
Internal	-	39	-	-	(39)	-

Total product sales	1,055	88	-	-	(39)	1,104

Total revenues	$1,756	$90	$-	$7	$(43)	$1,810

Segment profit (loss)	$456	$36	$-	$(5)	$-	$487
Less:
Equity earnings (losses)	18	-	-	-	-	18
Income (loss) from investments	-	(1)	-	-	-	(1)

Segment operating income (loss)	$438	$37	$-	$(5)	$-	470

General corporate expenses						(44)

Operating income (loss)						$426

Three months ended March 31, 2012
Segment revenues:
Service revenues
External	$673	$-	$-	$4	$-	$677
Internal	-	-	-	2	(2)	-

Total service revenues	673	-	-	6	(2)	677
Product sales
External	1,295	47	-	-	-	1,342
Internal	-	42	-	-	(42)	-

Total product sales	1,295	89	-	-	(42)	1,342

Total revenues	$1,968	$89	$-	$6	$(44)	$2,019

Segment profit (loss)	$551	$40	$-	$59	$-	$650
Less:
Equity earnings (losses)	30	-	-	1	-	31
Income (loss) from investments	-	(1)	-	53	-	52

Segment operating income (loss)	$521	$41	$-	$5	$-	567

General corporate expenses						(40)

Operating income (loss)						$527

Notes (Continued)

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

General

We are an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas, natural gas liquids (NGLs), and olefins. Our operations are located principally in the United States, but span from the deepwater Gulf of Mexico to the Canadian oil sands, and are organized into the Williams Partners, Williams NGL & Petchem Services, and Access Midstream Partners reporting segments. All remaining business activities are included in Other.

Williams Partners

Williams Partners includes Williams Partners L.P. (WPZ), our consolidated master limited partnership, which includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering, processing, and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain, Gulf Coast, and Marcellus Shale regions of the United States. WPZ also owns a 5/6 interest in an olefin production facility, along with a refinery grade propylene splitter and pipelines in the Gulf region. As of March 31, 2013, we own approximately 68 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.

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

Williams NGL & Petchem Services

Williams NGL & Petchem Services includes our oil sands offgas processing plant near Fort McMurray, Alberta and our NGL/olefin fractionation facility and butylene/butane (B/B) splitter facility at Redwater, Alberta. We produce NGLs and propylene. Our NGL products include propane, normal butane, isobutane/butylene (butylene), and condensate.

Access Midstream Partners

Access Midstream Partners includes our equity method investment in Access Midstream Partners L.P. (ACMP), acquired in December 2012. As of March 31, 2013, this investment includes a 24 percent limited partner interest in ACMP and a 50 percent indirect interest in Access Midstream Partners GP L.L.C. (Access GP), including incentive distribution rights. ACMP is a publicly traded master limited partnership that owns, operates, develops, and acquires natural gas gathering systems and other midstream energy assets, which bolsters our position in the Marcellus and Utica shale plays and adds diversity via the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas.

Unless indicated otherwise, the following discussion and analysis of our results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our 2012 Annual Report on Form 10-K, filed February 27, 2013.

Dividends

In March 2013, we paid a regular quarterly dividend of $0.33875 per share, which was 31 percent higher than the same period last year and 4 percent higher than the prior quarter. Also, consistent with our expectation of receiving increasing cash distributions from our interests in WPZ and ACMP, as well as strong cash flow growth from Williams NGL & Petchem Services, we expect to increase our dividend on a quarterly basis. We expect a 20 percent annual dividend increase in 2013, 2014, and 2015.

Overview of Three Months Ended March 31, 2013

Income (loss) from continuing operations attributable to The Williams Companies, Inc., for the three months ended March 31, 2013, changed unfavorably by $125 million compared to the three months ended March 31, 2012. This change primarily reflects:

•

An $83 million unfavorable change in segment operating income at Williams Partners primarily due to lower NGL margins partially offset by improved olefin production margins. (See Results of Operations – Segments, Williams Partners.);

•	The absence of $63 million of income recognized in 2012 related to the 2010 sale of our interest in Accroven SRL. (See Note 4 of Notes to Consolidated Financial Statements.)

See additional discussion in Results of Operations.

Williams Partners

Three Rivers Midstream

In April 2013, we announced an agreement to launch a new midstream joint project to provide gas gathering and gas processing services for production located in northwest Pennsylvania. The project will invest in both wet-gas handling infrastructure and dry-gas infrastructure serving the Marcellus and Utica Shale wells in the area. We will initially own substantially all of the new project, Three Rivers Midstream, and operate the assets. Our partner has the right to invest capital and increase its ownership to a maximum of 50 percent by July 2015. Our portion of initial capital expenditures on the Three Rivers Midstream plant is expected to be approximately $150 million. This does not include the cost of the gathering system, which will be determined in the future based upon the producers’ needs. Subsequent capital investment is expected as the business and scale increases.

Three Rivers Midstream has signed a long-term fee-based dedicated gathering and processing agreement for our partner’s production in the area, including approximately 275,000 dedicated acres. Three Rivers Midstream plans to construct a 200 million cubic feet per day (MMcf/d) cryogenic gas processing plant and related facilities at a location to be determined. The initial plant is expected to be placed into service by second quarter 2015. The system is expected to be connected to two major proposed developments in Pennsylvania – our partner’s proposed ethylene cracker (feasibility study in progress) in Beaver County and the proposed Williams joint project to develop the Bluegrass Pipeline system that would deliver Marcellus and Utica liquids to the Gulf Coast and export markets.

Gulfstar FPSTM Partner

Effective April 1, 2013, WPZ sold a 49 percent interest in its first Gulfstar FPSTM project to a third party for $187 million, representing their proportionate share of estimated capital expenditures to date. Gulfstar FPSTM is our proprietary floating production system and has been under construction since late 2011. It is supported by multiple agreements with two major producers to provide production handling, export pipeline, oil and gas gathering and gas processing services for the Tubular Bells field development located in the eastern deepwater Gulf of Mexico. The

Management’s Discussion and Analysis (Continued)

Gulfstar FPSTM will tie into our wholly owned oil and gas gathering and gas processing systems in the eastern Gulf of Mexico. Gulfstar FPSTM is expected to have an initial capacity of 60 thousand barrels of oil per day (Mbbls/d), up to 200 MMcf/d of natural gas and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. Construction is underway and the project is expected to be in service in 2014.

Mid-Atlantic Connector

The Mid-Atlantic Connector Project involves an expansion of our mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. In July 2011, we received approval from the FERC for the project. The capital cost of the project is estimated to be approximately $60 million. We placed the project into service in the first quarter of 2013, and it increased capacity by 142 thousand dekatherms per day (Mdth/d).

Volume Impacts in 2013

Due to unfavorable ethane economics, we reduced our recoveries of ethane in our onshore plants during most of the first quarter of 2013, which resulted in 53 percent lower NGL equity sales volumes and 34 percent lower NGL production volumes in the first quarter of 2013 compared to the same period of 2012. In addition to the impact from reduced ethane recoveries, lower equity ethane sales volumes were impacted by severe winter weather conditions which prevented producers from delivering gas and a change in a customer’s contract from percent-of-liquids to fee-based processing, partially offset by favorable impacts from higher concentrations of liquid-rich gas processed from deliveries on our Perdido pipeline.

Volatile Commodity Prices

NGL margins were approximately 21 percent lower in the first quarter of 2013 compared to the fourth quarter of 2012, driven by reduced ethane recoveries, as previously mentioned, coupled with a continued decline in NGL prices. However, our average per-unit NGL margin in the first quarter of 2013 has increased compared to the fourth quarter of 2012 as the relative mix of NGL products produced has shifted to a greater proportion of higher-margin non-ethane products. Key factors in the NGL market weakness have been high propane inventories caused by the extremely warm winter and the effect of the propane oversupply on ethane inventories and pricing.

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
Cents per gallon
Gallons (Millions)
1.40
1.20
1.00
0.80
0.60
0.40
0.20
0.00
800
700
600
500
400
300
200
100
0
Q2'10
Q3'10
Q4'10
Q1'11
Q2'11
Q3'11
Q4'11
Q1'12
Q2'12
Q3'12
Q4'12
Q1'13
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin (cents per gallon)
Realized non-ethane margin (cents per gallon)

Williams NGL & Petchem Services

During the first quarter of 2013, we announced plans to build Canada’s first propane dehydrogenation (PDH) facility, located in Alberta. The new PDH facility will significantly increase production of polymer-grade propylene from 180 million pounds of polymer-grade propylene to in excess of 1 billion pounds per year. The expected start-up date for the PDH facility is second quarter 2016.

Other

In March 2013, we announced our intent to pursue a joint project to develop the Bluegrass Pipeline. This system is intended to transport producers’ NGLs from the Utica and Marcellus supply areas to the Gulf Coast petchem and export facilities as well as support the developing petchem complex in the northeastern United States.

Company Outlook

Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas, natural gas products, and crude oil that exists in North America. We seek to accomplish this through further developing our scale positions in current key markets and basins and entering new growth markets and basins where we can become the large-scale service provider. We will maintain a strong commitment to operational excellence and customer satisfaction. We believe that accomplishing these goals will position us to deliver an attractive return to our shareholders.

Fee-based businesses are a significant component of our portfolio. As we continue to transition to an overall business mix that is increasingly fee-based, the influence of commodity price fluctuations on our operating results and cash flows is expected to become somewhat less significant.

Management’s Discussion and Analysis (Continued)

In light of the above, our business plan for 2013 continues to reflect both significant capital investment and dividend growth. Our planned consolidated capital investments for 2013 total approximately $4.4 billion which we expect to fund primarily through cash on hand, cash flow from operations, and debt and equity issuances by WPZ. We also expect 20 percent growth in total 2013 dividends, which we expect to fund primarily with distributions received from WPZ. Our structure is designed to drive lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions.

Potential risks and obstacles that could impact the execution of our plan include:

•	General economic, financial markets, or industry downturn;

•	Availability of capital;

•	Lower than expected levels of cash flow from operations;

•	Counterparty credit and performance risk;

•	Decreased volumes from third parties served by our midstream business;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Lower than anticipated energy commodity prices and margins;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

We continue to address these risks through disciplined investment strategies, commodity hedging strategies, and maintaining at least $1 billion in consolidated liquidity from cash and cash equivalents and unused revolving credit facilities.

The following factors, among others, could impact our business in 2013.

Williams Partners

Commodity price changes

•

We expect a decline in ethane prices to a level that will result in reduced ethane recoveries across much of our systems. We further expect lower propane prices and higher natural gas prices will result in overall total NGL margins being lower than the previous year. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude, and natural gas prices are highly volatile, difficult to predict, and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks.

•

While per-unit ethylene margins are volatile and highly dependent upon continued demand within the global economy, we believe that our average per-unit ethylene margins in 2013 will exceed 2012 levels, benefiting from continued higher ethylene prices and lower ethane and propane feedstock costs. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.

Gathering, processing, and NGL sales volumes

•

The growth of natural gas production supporting our gathering and processing volumes are impacted by producer drilling activities, which are influenced by commodity prices including natural gas, ethane, and propane prices. In addition, the natural decline rates in producing areas impact the amount of gas available for gathering and processing.

Management’s Discussion and Analysis (Continued)

•

In Williams Partners onshore businesses, we anticipate significant growth compared to the prior year in our natural gas gathering volumes as our infrastructure grows to support drilling activities in the Marcellus Shale region. Based on less favorable producer economics in the western region, we expect a decrease in production and thus a lower supply of natural gas available to gather and process in 2013.

•

We anticipate equity NGL volumes in 2013 to be lower than 2012 primarily due to periods when we expect it will not be economical to recover ethane. In addition, our equity NGL volumes will also be impacted by a change in a customer’s contract from percent-of-liquids to fee-based processing, with a portion of the fee representing a share of the associated NGL margins.

•

In Williams Partners’ businesses in the Gulf Coast, we expect lower production handling and crude transportation volumes compared to 2012, as production flowing through our Devils Tower facility declines.

•	We anticipate higher general and administrative, operating, and depreciation expense related to our growing operations in the Marcellus Shale area.

Olefin production volumes

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the total abandonment costs, which will be capital in nature, will be approximately $93 million, which is expected to be spent through the end of 2013. As of March 31, 2013, we have incurred approximately $71 million in cumulative abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of any insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 11 of Notes to Consolidated Financial Statements.)

Filing of rate cases

On August 31, 2012, Transco filed a general rate case with the FERC principally designed to recover increased costs and to comply with the terms of the settlement in its prior proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of a hearing. We expect that our new rates, although still subject to refund until the rate case is resolved, will contribute to a modest increase in revenue in 2013.

During the first quarter of 2012, Northwest Pipeline GP (Northwest Pipeline) filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than the formerly applicable rates, became effective January 1, 2013.

Williams NGL & Petchem Services

Commodity margin and volume changes

Management’s Discussion and Analysis (Continued)

While per-unit margins are volatile and highly dependent upon continued demand within the global economy, we believe that our gross commodity margins will be comparable or increase slightly over 2012 levels. This is primarily attributable to new ethane volumes expected to start mid-year 2013, from the offgas stream produced from the ethane recovery project. Canadian oil sands offgas continues to hold a distinct feedstock advantage over traditional crackers. We expect to benefit in the broader global petrochemical markets because of our strategic advantage in NGL and olefins production from oil sands.

Access Midstream Partners

Access Midstream Partners expects its annual distributions to unitholders will grow by approximately 15 percent in 2013 and 2014. We forecast that we will receive distributions of $88 million from our investment in Access Midstream Partners for 2013.

Considering the expected distribution growth from Access Midstream Partners, including the benefit we receive from our 50 percent indirect interest in Access GP and its incentive distribution rights, we expect to recognize growing equity earnings from our investment. Our earnings recognized, however, will be reduced by the noncash amortization of the difference between the cost of our investment and our underlying share of the net assets of Access Midstream Partners.

Expansion Projects

We expect to invest total capital in 2013 among our business segments as follows:

	Low	High
Segment:	(Millions)
Williams Partners	$3,245	$3,585
Williams NGL & Petchem Services	470	700

Our ongoing major expansion projects include the following:

Williams Partners

Northeast Connector

In April 2013, we filed an application with the FERC to expand our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We plan to place the project into service during the second half of 2014, and expect to increase capacity by 100 Mdth/d.

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

Management’s Discussion and Analysis (Continued)

Northeast Supply Link

In November 2012, we received approval from the FERC to expand our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. We plan to place the project into service in November 2013, which is expected to increase capacity by an additional 250 Mdth/d.

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

Constitution Pipeline

In April 2012, we began the FERC pre-filing process for a new interstate gas pipeline project for our Constitution Pipeline. We currently own 51 percent of Constitution Pipeline with two other parties holding 25 percent and 24 percent, respectively. We will be the operator of Constitution Pipeline. The new 120-mile Constitution Pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. We plan to place the project into service in March 2015, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers. We expect to file a FERC application during the second quarter of 2013.

Marcellus Shale Expansions

•

Expansion of our gathering infrastructure including compression and gathering pipelines in the Susquehanna Supply Hub in northeastern Pennsylvania as production in the Marcellus increases. The Susquehanna Supply Hub is expected to reach a natural gas take away capacity of 3 billion cubic feet per day (Bcf/d) by 2015, including capacity contributions from the Constitution Pipeline.

•

Expansions currently under construction to our natural gas gathering system, processing facilities and fractionator in our Ohio Valley Midstream business of the Marcellus Shale including a third turbo-expander at our Fort Beeler facility which is expected to add 200 MMcf/d of processing capacity in the second quarter of 2013. By the end of 2013, we expect our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity and additional fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 Mbbls/d.

•

Expansions to the Laurel Mountain Midstream, LLC (Laurel Mountain) gathering system infrastructure to increase the capacity to 830 MMcf/d by the end of 2015 through capital to be invested within this equity investment, also in the Marcellus Shale region.

•

Construction of the Blue Racer Midstream joint project, an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and Northwest Pennsylvania through capital to be invested within our Caiman Energy II equity investment.

Gulfstar FPS™ Deepwater Project

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services, as previously discussed.

Parachute

Due to a reduction in drilling in the Piceance basin during 2012 and early 2013, we have decided to delay the in-service date of our 350 MMcf/d cryogenic natural gas processing plant in Parachute that was planned for service in 2014. We are currently planning an in-service date in mid-2016. With the recent increase in natural gas prices, we will continue to monitor the situation to determine whether an earlier in-service date is warranted.

Geismar

An expansion of our Geismar olefins production facility is under way which is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. The additional capacity will be wholly owned by us and is expected to increase our share of the Geismar

Management’s Discussion and Analysis (Continued)

0production facility to over 88 percent. We expect to complete the expansion in the latter part of 2013.

Keathley Canyon Connector™

Our equity investee which we operate, Discovery Producer Services LLC (Discovery), plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline from a third-party floating production facility located in the Keathley Canyon production area in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the Keathley Canyon and Green Canyon areas. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The gas will be processed at Discovery’s Larose Plant and the NGLs will be further fractionated at Discovery’s Paradis Fractionator. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. Pre-construction activities have begun; the pipeline is expected to be laid in 2013 and in service in mid-2014.

Overland Pass Pipeline Expansion

Through our equity investment in Overland Pass Pipeline Company LLC (OPPL), we expect to complete the construction of a pipeline connection and capacity expansions to increase the pipeline’s capacity to the maximum of 255 Mbbls/d in the second quarter of 2013. New volumes coming from the Bakken Shale in the Williston basin began to flow in April 2013.

Williams NGL & Petchem Services

Canadian PDH Facility

As previously discussed, we are building a propane dehydrogenation (PDH) facility in Alberta that will significantly increase production of polymer-grade propylene.

Ethane Recovery Project

The ethane recovery project, which is an expansion of our Canadian facilities, will allow us to recover ethane/ethylene mix from our operations that process offgas from the Alberta oil sands. We plan to modify our oil sands offgas extraction plant near Fort McMurray, Alberta, and construct a de-ethanizer at our Redwater fractionation facility. Our de-ethanizer is expected to initially process approximately 10,000 bbls/d of ethane/ethylene mix. We have signed a long-term contract to provide the ethane/ethylene mix to a third-party customer. We have begun construction and we expect to complete the expansions and begin producing ethane/ethylene mix during the second half of 2013.

NGL Infrastructure Expansion

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

Gulf Coast Expansion

In November 2012, we acquired 10 liquids pipelines in the Gulf Coast region. The acquired pipelines will be combined with an organic build-out of several projects to expand our petrochemical services in that region. The

Management’s Discussion and Analysis (Continued)

projects include the construction and commissioning of pipeline systems capable of transporting various products in the Gulf Coast region. The projects are expected to be placed into service beginning in late 2014.

Other

Bluegrass Pipeline

As previously discussed, we intend to pursue a joint project to develop a pipeline that would transport producers’ NGLs from the Utica and Marcellus supply areas to the Gulf Coast petchem and export facilities as well as support the developing petchem complex in the northeastern United States. We expect related project development costs will increase in the near-term as development of this project progresses.

Management’s Discussion and Analysis (Continued)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended March 31,
	2013	2012	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$706	$677	+29	+4%
Product sales	1,104	1,342	-238	-18%

Total revenues	1,810	2,019

Costs and expenses:
Product costs	790	957	+167	+17%
Operating and maintenance expenses	260	230	-30	-13%
Depreciation and amortization expenses	210	168	-42	-25%
Selling, general, and administrative expenses	132	129	-3	-2%
Other (income) expense – net	(8)	8	+16	NM

Total costs and expenses	1,384	1,492

Operating income (loss)	426	527
Equity earnings (losses)	18	31	-13	-42%
Interest expense	(128)	(131)	+3	+2%
Other investing income – net	13	69	-56	-81%
Other income (expense) – net	(2)	(4)	+2	+50%

Income (loss) from continuing operations before income taxes	327	492
Provision (benefit) for income taxes	96	133	+37	+28%

Income (loss) from continuing operations	231	359
Income (loss) from discontinued operations	(1)	136	-137	NM

Net income (loss)	230	495
Less: Net income attributable to noncontrolling interests	69	72	+3	+4%

Net income (loss) attributable to The Williams Companies, Inc.	$161	$423

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Three months ended March 31, 2013 vs. three months ended March 31, 2012

The increase in service revenues is primarily due to Williams Partners’ higher fee revenues driven by higher gathering volumes associated with the businesses acquired in the Laser Acquisition in February 2012 and the Caiman Acquisition in April 2012. Additionally, natural gas transportation revenues at Williams Partners increased from expansion projects placed into service in 2012 and new rates effective during first-quarter 2013. Partially offsetting these increases are Williams Partners’ lower gathering and processing fee revenues primarily in the Piceance basin due to severe winter weather conditions which prevented producers from delivering gas and resulted in lower production.

The decrease in product sales is primarily due to lower NGL production revenues at Williams Partners resulting from lower volumes primarily driven by reduced ethane recoveries and decreases in average NGL per-unit sales

Management’s Discussion and Analysis (Continued)

prices. In addition, NGL, natural gas, and crude oil marketing revenues at Williams Partners decreased primarily due to lower volumes and decreases in energy commodity prices. Williams Partners’ olefin production revenues also decreased primarily due to lower volumes, partially offset by higher per-unit sales prices.

The decrease in product costs is primarily due to Williams Partner’s lower NGL, natural gas, and crude oil marketing purchases resulting from lower volumes and decreases in energy commodity prices. In addition, olefin feedstock costs at Williams Partners decreased reflecting a decrease in average per-unit feedstock costs and lower sales volumes. Williams Partners’ costs associated with the production of NGLs also decreased primarily resulting from lower volumes, partially offset by an increase in average natural gas prices.

The increase in operating and maintenance expenses is primarily associated with Williams Partners’ businesses acquired in 2012 and the subsequent growth in these operations.

The increase in depreciation and amortization expenses reflects a full quarter of depreciation expense in 2013 associated with Williams Partners’ businesses acquired in 2012 and an increase in depreciation for certain of Transco’s Eminence storage assets as approved by the FERC in the related abandonment filing.

The favorable change in other (income) expense – net within operating income (loss) includes an increase in regulatory credits to defer ARO costs associated with the previously described increased depreciation of Transco’s Eminence storage assets.

The unfavorable change in operating income (loss) generally reflects lower NGL production margins primarily due to lower NGL volumes and unfavorable energy commodity price changes and higher operating costs, partially offset by higher olefin production margins and increased fee revenues.

The unfavorable change in equity earnings (losses) is primarily due to lower equity earnings from Discovery driven by lower NGL margins.

Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Williams Partners, partially offset by an increase in interest incurred primarily due to an increase in borrowings.

The unfavorable change in other investing income – net is primarily due to the absence of $63 million of income recognized in 2012, including $10 million of interest income, at Other related to the 2010 sale of our interest in Accroven SRL. This is partially offset by $13 million of interest income recorded in the first quarter of 2013 associated with a receivable related to the sale of certain former Venezuela assets. (See Note 4 of Notes to Consolidated Financial Statements.)

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

The slightly favorable change in net income attributable to noncontrolling interests primarily reflects higher income allocated to the general partner associated with incentive distribution rights, as well as lower operating results at WPZ, partially offset by our decreased percentage of limited partner ownership of WPZ, which was 66 percent at March 31, 2013, compared to 70 percent at March 31, 2012.

Management’s Discussion and Analysis (Continued)

Period-Over-Period Operating Results — Segments

Williams Partners

	Three months ended March 31,
	2013	2012
	(Millions)
Segment revenues	$1,756	$1,968

Segment profit	$456	$551

Three months ended March 31, 2013 vs. three months ended March 31, 2012

The decrease in segment revenues includes:

•

A $142 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $95 million due to lower volumes and a $47 million decrease associated with 19 percent lower average non-ethane per-unit sales prices and 68 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 87 percent lower driven by reduced ethane recoveries, as previously mentioned, and equity non-ethane volumes are 7 percent lower primarily due to periods of severe winter weather conditions that affected our western onshore operations that prevented producers from delivering gas and a change in a customer’s contract from percent-of-liquids to fee-based processing.

•

NGL, natural gas, and crude oil marketing revenues are $106 million lower primarily associated with lower volumes and decreases in energy commodity prices, partially offset by higher non-ethane volumes. The changes in marketing revenues are more than offset by similar changes in marketing purchases.

•	An $8 million decrease in olefin sales primarily due to lower ethylene volumes related to changes in inventory management, partially offset by higher ethylene prices.

•

A $28 million increase in fee revenues primarily due to $39 million higher gathering volumes associated with the businesses acquired in the Laser and Caiman Acquisitions in February and April 2012, respectively. Additionally, natural gas transportation revenues increased from expansion projects placed into service in 2012 and new rates effective in first-quarter 2013. Partially offsetting these increases is a $20 million decrease in gathering and processing revenues primarily due to severe winter weather conditions that affected our western onshore operations which prevented producers from delivering gas that resulted in lower production primarily in the Piceance basin.

•	A $16 million increase in system management gas sales from our gas pipeline businesses (offset in segment costs and expenses).

The decrease in segment costs and expenses of $129 million includes:

•	A $116 million decrease in NGL, natural gas, and crude oil marketing purchases primarily due to lower volumes and decreases in energy commodity prices, partially offset by higher non-ethane volumes.

•

A $52 million decrease in olefin feedstock costs primarily due to lower ethylene feedstock costs, including $31 million associated with 46 percent lower average per-unit feedstock costs and $11 million associated with 13 percent lower sales volumes, and $10 million lower feedstock costs for other products and plant fuel.

•	A $21 million decrease in costs associated with our equity NGLs primarily due to lower volumes, partially offset by a 21 percent increase in average natural gas prices.

Management’s Discussion and Analysis (Continued)

•

A $59 million increase in operating costs including higher operating and maintenance expenses and depreciation and amortization expenses primarily associated with the businesses acquired in the Laser and Caiman Acquisitions in February and April 2012, respectively and the subsequent growth in these operations. The increase also reflects higher depreciation and amortization expenses associated with certain of Transco’s Eminence storage assets as approved by the FERC in the related abandonment filing.

•	A $15 million increase in system management gas costs from our gas pipeline businesses (offset in segment revenues).

•

A $12 million favorable change in other (income) expense – net, primarily attributable to an increase in regulatory credits to defer ARO costs associated with the previously described increase in depreciation of certain of Transco’s Eminence storage assets.

The decrease in segment profit includes:

•	A $121 million decrease in NGL margins driven primarily by lower NGL volumes, lower NGL prices and higher natural gas prices.

•	A $59 million increase in operating costs as previously discussed.

•	A $12 million decrease in equity earnings primarily due to $8 million lower equity earnings from Discovery, driven by lower NGL margins.

•

A $44 million increase in olefin product margins including $39 million higher ethylene product margins primarily due to 46 percent lower average per-unit feedstock prices and 12 percent higher per-unit ethylene prices, partially offset by 13 percent lower volumes sold.

•	A $28 million increase in fee revenues as previously discussed.

•	A $12 million favorable change in other (income) expense – net as previously discussed.

•	A $10 million increase in margins related to the marketing of NGLs, natural gas, and crude oil.

Williams NGL & Petchem Services

	Three months ended March 31,
	2013	2012
	(Millions)
Segment revenues	$90	$89

Segment profit	$36	$40

Three months ended March 31, 2013 vs. three months ended March 31, 2012

Segment profit decreased primarily due to increased operating and maintenance costs, including depreciation related to the Boreal pipeline, which was placed into service June 2012. Product margins remained consistent due to offsetting price and volume variances and fee-based revenues were slightly higher. NGL product margins experienced a slight decline primarily due to 22 percent lower average per-unit margins, substantially offset by 17 percent higher sales volumes; whereas propylene product margins were slightly higher primarily due to 25 percent higher average per-unit margins, substantially offset by 13 percent lower sales volumes.

Management’s Discussion and Analysis (Continued)

Access Midstream Partners

	Three months ended March 31,
	2013	2012
	(Millions)
Segment profit	$-	$-

Three months ended March 31, 2013 vs. three months ended March 31, 2012

Segment profit in the first quarter of 2013 included $17 million of equity earnings recognized from Access Midstream Partners, offset by $17 million noncash amortization of the difference between the cost of our investment and our underlying share of the net assets of Access Midstream Partners. During the first-quarter 2013, we received a regular quarterly distribution of $20 million from Access Midstream Partners.

Other

	Three months ended March 31,
	2013	2012
	(Millions)
Segment revenues	$7	$6

Segment profit (loss)	$(5)	$59

Three months ended March 31, 2013 vs. three months ended March 31, 2012

The unfavorable change in segment profit (loss) is primarily due to the absence of the gain of $53 million recognized in 2012 related to the 2010 sale of our interest in Accroven SRL. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012, we received payment for all outstanding balances due from this sale. (See Note 4 of Notes to Consolidated Financial Statements.) The unfavorable change also reflects $6 million of project development costs incurred in 2013.

Management’s Discussion and Analysis (Continued)

Management’s Discussion and Analysis of Financial Condition and Liquidity

Outlook

We seek to manage our businesses with a focus on applying conservative financial policy and maintaining investment-grade credit metrics. Our plan for 2013 reflects our ongoing transition to an overall business mix that is increasingly fee-based. Although our cash flows are impacted by fluctuations in energy commodity prices, that impact is somewhat mitigated by certain of our cash flow streams that are not directly impacted by short-term commodity price movements, including:

•	Firm demand and capacity reservation transportation revenues under long-term contracts;

•	Fee-based revenues from certain gathering and processing services.

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, dividends and distributions, debt service payments, and tax payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2013:

•

We expect capital and investment expenditures to total between $4.075 billion and $4.715 billion in 2013. Of this total, maintenance capital expenditures, which are generally considered nondiscretionary and include expenditures to meet legal and regulatory requirements, to maintain and/or extend the operating capacity and useful lives of our assets, and to complete certain well connections, are expected to total between $360 million and $430 million. Expansion capital expenditures, which are generally more discretionary to fund projects in order to grow our business are expected to total between $3.715 billion and $4.285 billion. See Company Outlook – Expansion Projects, Williams Partners and Williams NGL & Petchem Services for discussions describing the general nature of these expenditures. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

•	We expect to pay total annual cash dividends of approximately $1.44 per common share, an increase of 20 percent over 2012 levels.

•

We expect to fund working capital requirements, capital and investment expenditures, debt service payments, dividends and distributions and tax payments primarily through cash flow from operations, cash and cash equivalents on hand, issuances of Williams and WPZ debt and/or equity securities, and utilization of our revolver and WPZ’s revolver and/or commercial paper. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $2 billion and $2.2 billion in 2013.

•	We expect to maintain consolidated liquidity (which includes liquidity at WPZ) of at least $1 billion from cash and cash equivalents and unused revolver capacity.

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2013. Our internal and external sources of consolidated liquidity include cash generated from our operations, cash and cash equivalents on hand, cash proceeds from WPZ’s offerings of common units, our revolver and WPZ’s revolver and/or commercial paper. Additional sources of liquidity, if needed, include bank financings, proceeds from the issuance of debt and/or equity securities, and proceeds from asset sales. These sources are available to us at the parent level and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances from WPZ. WPZ is expected to be self-funding through its cash flows from operations, use of its revolver and/or commercial paper, and its access to capital markets. WPZ makes cash distributions to us in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.

Management’s Discussion and Analysis (Continued)

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity prices and margins from the range of current expectations;

•	Significant physical damage to facilities, especially damage to WPZ’s offshore facilities by named windstorms;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Lower than expected distributions, including incentive distribution rights, from WPZ. WPZ’s liquidity could also be impacted by a lack of adequate access to capital markets to fund its growth.

		March 31, 2013
Available Liquidity	Expiration	WPZ	WMB		Total
			(Millions)
Cash and cash equivalents		$79	$623	(1)	$702
Capacity available under our $900 million revolver (2)	June 3, 2016		900		900
Capacity available to WPZ under its $2.4 billion revolver (3)	June 3, 2016	2,150			2,150

		$2,229	$1,523		$3,752

(1)

Includes $508 million of cash and cash equivalents held primarily by certain international entities, that we intend to utilize to fund growth in our Canadian midstream operations and therefore, is not considered available for general corporate purposes. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.

(2)	At March 31, 2013, we are in compliance with the financial covenants associated with this revolver.

(3)	At March 31, 2013, WPZ is in compliance with the financial covenants associated with the WPZ revolver. The WPZ revolver is only available to WPZ, Transco and Northwest Pipeline as co-borrowers.

In addition to the revolvers listed above, we have issued letters of credit totaling $17 million as of March 31, 2013 under certain bilateral bank agreements.

Shelf Registration

In April 2013, WPZ filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for their own accounts as principals.

Commercial Paper

In March 2013, WPZ initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes will vary but may not exceed 397 days from the date of issuance. The commercial paper notes will be sold under customary terms in the commercial paper market

Management’s Discussion and Analysis (Continued)

and will be issued at a discount from par, or, alternatively, will be sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are expected to be used to fund planned capital expenditures and for other general partnership purposes. WPZ has not yet issued any notes under this commercial paper program. In managing our available liquidity, we do not expect a maximum outstanding amount under this program in excess of the capacity available under WPZ’s revolver.

Equity Offering

In March 2013, WPZ completed an equity issuance of 14,250,000 common units representing limited partner interests, including 3,000,000 common units sold to us in a private placement. Subsequently, the underwriters exercised their option to purchase 1,687,500 common units. The net proceeds of approximately $760 million to WPZ, including $143 million received from us on the private placement sale, were used to repay amounts outstanding under the WPZ revolver.

Credit Ratings

Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
Williams:
	Standard & Poor’s	Stable	BBB-	BBB
	Moody’s Investors Service	Stable	Baa3	N/A
	Fitch Ratings	Stable	BBB-	N/A

Williams Partners:
	Standard & Poor’s	Stable	BBB	BBB
	Moody’s Investors Service	Stable	Baa2	N/A
	Fitch Ratings	Positive	BBB-	N/A

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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of March 31, 2013, we estimate that a downgrade to a rating below investment grade for us or WPZ

Management’s Discussion and Analysis (Continued)

could require us to post up to $18 million or $335 million, respectively, in additional collateral with third parties.

Sources (Uses) of Cash

	Three months ended March 31,
	2013	2012
	(Millions)
Net cash provided (used) by:
Operating activities	$495	$434
Financing activities	176	268
Investing activities	(808)	(491)

Increase (decrease) in cash and cash equivalents	$(137)	$211

Operating activities

The increase in net cash provided by operating activities is attributable to various items including $20 million of distributions from our investment in Access Midstream Partners acquired in December 2012, partially offset by lower operating results.

Financing activities

Significant transactions include:

•	$617 million in 2013 and $490 million in 2012 received from WPZ’s equity offerings;

•	$770 million received in 2013 from WPZ’s revolver borrowings;

•	$895 million paid on WPZ’s revolver borrowings in 2013;

•	$231 million in 2013 and $154 million in 2012 paid for quarterly dividends on common stock;

•	$105 million in 2013 and $61 million in 2012 paid for dividends and distributions to noncontrolling interests.

Investing activities

Significant transactions include:

•	Capital expenditures of $713 million and $329 million for 2013 and 2012, respectively;

•	$325 million paid, net of cash acquired in the transaction, for WPZ’s Laser Acquisition in February 2012;

•

$121 million received from the reconsolidation of the Wilpro entities in 2012. (See Note 3 of our Notes to Consolidated Financial Statements.) This cash is only considered available for use in our international operations.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2013.

Foreign Currency Risk

Net assets of our consolidated foreign operations, whose functional currency is the local currency located primarily in Canada, were approximately $912 million and $899 million at March 31, 2013 and December 31, 2012, respectively. These investments have the potential to impact our financial position due to fluctuations in these local currencies arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar would have changed total stockholders’ equity by approximately $182 million at March 31, 2013.

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

First-Quarter 2013 Changes in Internal Controls

There have been no changes during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

The New Mexico Environment Department’s Air Quality Bureau (NMED) issued a Notice of Violation to Williams Four Corners LLC (Four Corners) on October 23, 2012, as revised on February 7, 2013, for the El Cedro Gas Treating Plant related to the plant’s use of a standby generator and the timing of periodic testing. Settlement negotiations with the NMED to resolve the alleged violations are ongoing, with the NMED offering on April 5, 2013 to settle for $162,711.

On January 18, 2013, the NMED issued a Notice of Violation to Four Corners relating to permitting issues for condensate storage tanks at the La Jara Compressor Station. Williams has been in discussions with the NMED about such permitting issues since early 2011. Settlement negotiations to resolve the issues are ongoing, with the NMED offering on April 18, 2013 to settle for $129,978.

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

Amendments Nos. 2, 3, 4, and 5 to Contribution Agreement between Caiman Energy, LLC and Williams Partners L.P. (filed on May 8, 2013 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.2	—

Form of Commercial Paper Dealer Agreement, dated as of March 12, 2013, between Williams Partners L.P., as Issuer, and the Dealer party thereto (filed on March 18, 2013 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

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

May 8, 2013

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 10.1	—

Amendments Nos. 2, 3, 4, and 5 to Contribution Agreement between Caiman Energy, LLC and Williams Partners L.P. (filed on May 8, 2013 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.2	—

Form of Commercial Paper Dealer Agreement, dated as of March 12, 2013, between Williams Partners L.P., as Issuer, and the Dealer party thereto (filed on March 18, 2013 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

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