Form 10-Q
period 2013-06-30
WILLIAMS COMPANIES INC
filed 2013-07-31
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013
Common Stock, $1 par value	683,194,928 Shares

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of dividends to stockholders;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply and demand; and

•	Demand for our services.

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

•	The strength and financial resources of our competitors and the effects of competition;

•	Ability to acquire new businesses and assets and integrate those operations and assets into our existing businesses, as well as successfully expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation, and rate proceedings;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers and counterparties;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, and Part II, Item 1A. Risk Factors of this Form 10-Q.

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.

Consolidated Statement of Income

(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
(Millions, except per-share amounts)	2013	2012	2013	2012
Revenues:
Service revenues	$721	$667	$1,427	$1,344
Product sales	1,046	1,179	2,150	2,521

Total revenues	1,767	1,846	3,577	3,865

Costs and expenses:
Product costs	801	900	1,591	1,857
Operating and maintenance expenses	291	275	551	505
Depreciation and amortization expenses	198	181	399	349
Selling, general, and administrative expenses	123	149	255	278
Other (income) expense – net	4	9	5	17

Total costs and expenses	1,417	1,514	2,801	3,006

Operating income (loss)	350	332	776	859

Equity earnings (losses)	38	27	56	58
Interest incurred	(151)	(140)	(303)	(281)
Interest capitalized	24	12	48	22
Other investing income – net	39	3	52	72
Other income (expense) – net	2	3	-	(1)

Income (loss) from continuing operations before income taxes	302	237	629	729
Provision (benefit) for income taxes	102	71	198	204

Income (loss) from continuing operations	200	166	431	525
Income (loss) from discontinued operations	(8)	(1)	(9)	135

Net income (loss)	192	165	422	660
Less: Net income attributable to noncontrolling interests	50	33	119	105

Net income (loss) attributable to The Williams Companies, Inc.	$142	$132	$303	$555

Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$149	$133	$311	$420
Income (loss) from discontinued operations	(7)	(1)	(8)	135

Net income (loss)	$142	$132	$303	$555

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.22	$.21	$.45	$.69
Income (loss) from discontinued operations	(.01)	-	(.01)	.22

Net income (loss)	$.21	$.21	$.44	$.91

Weighted-average shares (thousands)	682,893	621,483	682,475	607,357
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.22	$.21	$.45	$.68
Income (loss) from discontinued operations	(.01)	-	(.01)	.22

Net income (loss)	$.21	$.21	$.44	$.90

Weighted-average shares (thousands)	686,924	626,620	686,855	613,570
Cash dividends declared per common share	$.3525	$.300	$.69125	$.55875

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2013	2012	2013	2012

Net income (loss)	$192	$165	$422	$660

Other comprehensive income (loss):

Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of ($14) and ($12) in 2012	-	40	-	34
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $2 and $2 in 2012	-	(5)	-	(4)

Foreign currency translation adjustments	(30)	(17)	(51)	2

Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	-	(1)	(1)	(1)
Net actuarial gain (loss) arising during the year, net of taxes of $1 and $1 in 2012	-	(3)	-	(3)
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($5) and ($11) in 2013 and ($6) and ($11) in 2012	10	10	20	19

Reclassifications into earnings of (gain) loss on sale of equity securities, net of taxes of $2 in 2012	-	-	-	(3)

Other comprehensive income (loss)	(20)	24	(32)	44

Comprehensive income (loss)	172	189	390	704
Less: Comprehensive income (loss) attributable to noncontrolling interests	50	47	119	117

Comprehensive income (loss) attributable to The Williams Companies, Inc.	$122	$142	$271	$587

See accompanying notes.

The Williams Companies, Inc.

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Millions, except per-share amounts)	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$824	$839
Accounts and notes receivable	698	688
Deferred income tax asset	122	117
Inventories	174	175
Regulatory assets	45	39
Other current assets and deferred charges	83	66

Total current assets	1,946	1,924

Investments	4,135	3,987

Property, plant and equipment, at cost	23,937	22,546
Accumulated depreciation and amortization	(7,338)	(7,079)

Property, plant and equipment – net	16,599	15,467
Goodwill	646	649
Other intangibles	1,674	1,704
Regulatory assets, deferred charges, and other	657	596

Total assets	$25,657	$24,327

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$969	$920
Accrued liabilities	691	628
Commercial paper	710	-
Long-term debt due within one year	1	1

Total current liabilities	2,371	1,549

Long-term debt	10,359	10,735
Deferred income taxes	3,182	2,841
Other noncurrent liabilities	1,774	1,775
Contingent liabilities (Note 12)

Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 718 million shares issued at June 30, 2013 and 716 million shares issued at December 31, 2012)	718	716
Capital in excess of par value	11,274	11,134
Retained deficit	(5,863)	(5,695)
Accumulated other comprehensive income (loss)	(394)	(362)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)

Total stockholders’ equity	4,694	4,752
Noncontrolling interests in consolidated subsidiaries	3,277	2,675

Total equity	7,971	7,427

Total liabilities and equity	$25,657	$24,327

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total
	(Millions)

Balance – December 31, 2012	$716	$11,134	$(5,695)	$(362)	$(1,041)	$4,752	$2,675	$7,427
Net income (loss)	-	-	303	-	-	303	119	422
Other comprehensive income (loss)	-	-	-	(32)	-	(32)	-	(32)
Cash dividends – common stock	-	-	(472)	-	-	(472)	-	(472)
Dividends and distributions to noncontrolling interests	-	-	-	-	-	-	(224)	(224)
Issuance of common stock from debentures conversion	-	1	-	-	-	1	-	1
Stock-based compensation and related common stock issuances, net of tax	2	24	-	-	-	26	-	26
Sales of limited partner units of Williams Partners L.P.	-	-	-	-	-	-	617	617
Changes in ownership of consolidated subsidiaries, net	-	115	-	-	-	115	(184)	(69)
Contributions from noncontrolling interests	-	-	-	-	-	-	272	272
Other	-	-	1	-	-	1	2	3

Balance – June 30, 2013	$718	$11,274	$(5,863)	$(394)	$(1,041)	$4,694	$3,277	$7,971

See accompanying notes.

The Williams Companies, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
(Millions)	2013	2012

OPERATING ACTIVITIES:
Net income (loss)	$422	$660
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	399	349
Provision (benefit) for deferred income taxes	261	117
Net (gain) loss on dispositions of assets	(1)	(61)
Gain on reconsolidation of Wilpro entities (Note 3)	-	(144)
Amortization of stock-based awards	20	18
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(10)	88
Inventories	2	10
Other current assets and deferred charges	(8)	39
Accounts payable	(22)	(174)
Accrued liabilities	42	(41)
Other, including changes in noncurrent assets and liabilities	58	(3)

Net cash provided (used) by operating activities	1,163	858

FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	710	-
Proceeds from long-term debt	1,705	500
Payments of long-term debt	(2,081)	(180)
Proceeds from issuance of common stock	9	928
Proceeds from sale of limited partner units of consolidated partnership	617	1,071
Dividends paid	(472)	(342)
Dividends and distributions paid to noncontrolling interests	(224)	(152)
Distributions paid to noncontrolling interests on sale of Wilpro assets (Note 3)	-	(38)
Contributions from noncontrolling interests	272	2
Other – net	12	33

Net cash provided (used) by financing activities	548	1,822

INVESTING ACTIVITIES:
Capital expenditures*	(1,530)	(922)
Purchases of and contributions to equity method investments	(188)	(184)
Purchases of businesses	-	(2,049)
Proceeds from dispositions of investments	-	78
Cash of Wilpro entities upon reconsolidation (Note 3)	-	121
Other – net	(8)	66

Net cash provided (used) by investing activities	(1,726)	(2,890)

Increase (decrease) in cash and cash equivalents	(15)	(210)
Cash and cash equivalents at beginning of period	839	889

Cash and cash equivalents at end of period	$824	$679

* Increases to property, plant, and equipment	$(1,605)	$(999)
Changes in related accounts payable and accrued liabilities	75	77

Capital expenditures	$(1,530)	$(922)

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

Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ), and includes gas pipeline and domestic midstream businesses. The gas pipeline businesses primarily consists of two interstate natural gas pipelines, which are Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline GP (which was changed to Northwest Pipeline LLC on July 1, 2013) (Northwest Pipeline), a 50 percent equity investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 41 percent consolidated interest in Constitution Pipeline Company, LLC (Constitution). WPZ’s midstream operations are composed of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and natural gas liquid (NGL) fractionation and transportation assets. WPZ’s midstream assets also include substantial operations and investments in the Four Corners region, the Piceance basin, an NGL fractionator and storage facilities near Conway, Kansas as well as an NGL light-feed olefins cracker in Geismar, Louisiana, along with associated ethane and propane pipelines, and a refinery grade splitter in Louisiana.

Williams NGL & Petchem Services consists primarily of a Canadian oil sands offgas processing plant located near Fort McMurray, Alberta, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta and a 50 percent consolidated interest in Bluegrass Pipeline Company LLC (Bluegrass).

Access Midstream Partners consists of our equity investment in Access Midstream Partners, L.P. (ACMP). As of June 30, 2013, this investment includes an indirect 50 percent interest in Access Midstream Partners, GP, L.L.C. (Access GP), including incentive distribution rights, and a 23 percent limited partner interest in ACMP. ACMP is a publicly-traded master limited partnership that provides gathering, treating, and compression services to producers under long-term, fee-based contracts. Access GP is the general partner of ACMP.

Other includes other business activities that are not operating segments, as well as corporate operations.

Basis of Presentation

Notes (Continued)

As disclosed in our 2012 Annual Report on Form 10-K, we contributed our 83.3 percent undivided interest in the olefins-production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region to WPZ in November 2012. As a result, prior period segment disclosures have been recast for this transaction.

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

Consolidated master limited partnership

During the first quarter of 2013, WPZ completed equity issuances of 15,937,500 common units representing limited partner interests, including 3,000,000 common units sold to us in a private placement transaction. Following these transactions, we own approximately 68 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and incentive distribution rights as of June 30, 2013.

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

Note 2. Variable Interest Entities

Consolidated VIEs

We consolidate the activities of variable interest entities (VIEs) of which we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. As of June 30, 2013, we have the following consolidated VIEs:

•

During the second quarter of 2013, a third party contributed $187 million to Gulfstar One LLC (Gulfstar) in exchange for a 49 percent ownership interest in Gulfstar. This contribution was based on 49 percent of WPZ’s estimated cumulative net investment to date. The $187 million was then distributed to WPZ. As a result of this transaction, WPZ now owns a 51 percent interest in Gulfstar, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar’s economic performance. WPZ, as construction agent for Gulfstar, is designing, constructing, and installing a proprietary floating-production system, Gulfstar FPSTM, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. The project is expected to be in service in mid-2014. WPZ has received certain advance payments from the producer customers and is committed to the producer customers to construct this system. The current estimate of the total remaining construction costs is less than $450 million, which will be funded with capital contributions from WPZ, along with the other equity partner, proportional to ownership interest. If the producer customers

Notes (Continued)

do not develop the offshore oil and gas fields to be connected to Gulfstar, they will be responsible for the firm price of building the facilities.

•

During the second quarter of 2013, a third party contributed $4 million to Constitution in exchange for a 10 percent ownership interest in Constitution. This contribution was based on 10 percent of Constitution’s contributed capital to date. The $4 million was then distributed to WPZ. As a result of this transaction, WPZ now owns a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Constitution’s economic performance. WPZ, as construction agent for Constitution, is building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. WPZ plans to place the project in service in March 2015 and estimates the total remaining construction costs of the project to be less than $650 million, which will be funded with capital contributions from WPZ, along with the other equity partners, proportional to ownership interest.

•

We own a 50 percent interest in Bluegrass, a subsidiary that, due to insufficient equity to finance activities during its development stage, is a VIE. We are the primary beneficiary because we have the power to direct the activities of the project that most significantly impact its economic performance, particularly until the first developmental stage milestone is met, we have the power to direct if and how fast the project moves forward. We and our partner plan to construct an NGL pipeline connecting processing facilities in the Marcellus and Utica shale-gas areas in the U.S. Northeast to growing petrochemical and export markets in the U.S. Gulf Coast. Pre-construction activities are under way and the project is planned to be in service in late 2015. This development stage entity is currently operating under a preliminary activities budget that governs the spending levels through February 28, 2014. Prior to that time, certain elections by either partner could change the relative ownership of the entity, impact the continued development of the project, and/or revise the determination of the primary beneficiary. The amount that has been projected for spending under the preliminary activities budget is $193 million, and will be funded by us and our partner, proportional to ownership interest. Continued investment in this project beyond the preliminary activities stage will require additional significant capital contributions. Our Board of Directors has approved our continued investment in this project.

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of these VIEs, which are joint projects in the development and construction phase:

	June 30,	December 31,
	2013	2012	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$60	$8	Cash and cash equivalents
Accounts receivable	1	-	Accounts and notes receivable
Construction in progress	727	556	Property, plant, and equipment, at cost
Accounts payable	(105)	(128)	Accounts payable
Construction retainage	(1)	-	Accrued liabilities
Deferred revenue associated with customer advance payments	(110)	(109)	Other noncurrent liabilities

Notes (Continued)

Nonconsolidated VIEs

We have also identified certain interests in VIEs where we are not the primary beneficiary. These include:

•

WPZ’s equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain) is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. As decisions about the activities that most significantly impact the economic performance of this entity require a unanimous vote of all members, WPZ is not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of this investment, which is $491 million at June 30, 2013.

•

WPZ’s 47.5 percent-owned equity-method investment in Caiman Energy II, LLC (Caiman) has been determined to be a VIE because it has insufficient equity to finance activities during the construction stage of the Blue Racer Midstream joint project, which is an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and northwest Pennsylvania. WPZ is not the primary beneficiary because it does not have the power to direct the activities of Caiman that most significantly impact its economic performance. Our maximum exposure to loss is limited to $380 million of total contributions that we have committed to make. At June 30, 2013, the carrying value of our investment in Caiman was $132 million, which substantially reflects our contributions to date.

•

Our equity-method investment in Moss Lake Fractionation LLC (Moss Lake) is a VIE because it has insufficient equity to finance activities during its development stage. We currently own 50 percent of this joint project which plans to construct a new large-scale fractionation plant and expand natural gas liquids storage facilities in Louisiana and construct a pipeline connecting these facilities to the Bluegrass Pipeline. We are not the primary beneficiary because we do not have the power to direct the majority of the activities of Moss Lake that most significantly impact its economic performance at this stage. Currently, our maximum exposure to loss is limited to our proportional share of capital contributions necessary to fund the preliminary activities through February 28, 2014, which is estimated to be $52 million. Continued investment in this project beyond the preliminary activities stage will require additional significant capital contributions. The carrying value of our investment in Moss Lake at June 30, 2013, was $2 million, which represents our contributions to date.

Note 3. Discontinued Operations

Income (loss) from discontinued operations for the three and six months ended June 30, 2013, includes a $12 million pre-tax charge resulting from an unfavorable ruling associated with our former Alaska refinery related to the Trans-Alaska Pipeline System Quality Bank.

Income (loss) from discontinued operations for the six months ended June 30, 2012, includes a $144 million gain on reconsolidation related to our majority ownership in entities (the Wilpro entities) that owned and operated the El Furrial and PIGAP II gas compression facilities prior to their expropriation by the Venezuelan government in May 2009. We deconsolidated the Wilpro entities in 2009. In 2012, the El Furrial and PIGAP II assets were sold as part of a settlement related to the 2009 expropriation of these assets. Upon closing, the lenders that had provided financing for these operations were repaid in full, and the Wilpro entities received $98 million in cash and the right to receive quarterly cash installments of $15 million (receivable) plus interest through the first quarter of 2016. Following the settlement and repayment in full of the lenders, we reestablished control and, therefore, reconsolidated the Wilpro entities and recognized the gain on reconsolidation. This gain reflected our share of the cash, including cash received in the settlement, and the estimated fair value of the receivable held by the Wilpro entities at the time of reconsolidation. See Note 11 for a further discussion of this receivable.

Note 4. Asset Sales and Other Accruals

Notes (Continued)

On June 13, 2013, an explosion and fire occurred at WPZ’s Geismar olefins plant located south of Baton Rouge, in a remote industrial complex, that resulted in the tragic deaths of two employees and injuries of additional employees and contractors. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial and operational effects.

We have substantial insurance coverage for repair and replacement costs, lost production and additional expenses related to the incident as follows:

•

Property damage and business interruption coverage with a combined per-occurrence limit of $500 million and retentions (deductibles) of $10 million per occurrence for property damage and a 60-day waiting period per occurrence for business interruption;

•	General liability coverage with per-occurrence and aggregate annual limits of $610 million and retentions (deductibles) of $2 million per occurrence;

•	Workers’ compensation coverage with statutory limits and retentions (deductibles) of $1 million total per occurrence.

We are in the early stages of determining the full extent of property damage and developing claims information for business interruption coverage. Through June 30, 2013, we have expensed $6 million of insurance deductibles in operating and maintenance expenses in the Consolidated Statement of Income, based on our initial evaluation. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. Such recoveries, when recognized, will be recorded as a gain to other (income) expense – net within costs and expenses in our Consolidated Statement of Income.

During the second quarter of 2012, we incurred acquisition transaction costs of $16 million related to the acquisition of 100 percent of the ownership interests in Caiman Eastern Midstream, LLC. These costs are included in selling, general, and administrative expenses.

Other (income) expense – net within costs and expenses for the three and six months ended June 30, 2013 includes a $6 million expense related to the portion of the Eminence abandonment regulatory asset that will not be recovered through rates, pursuant to Transco’s agreement in principle associated with its general rate case filing. See Note 9. We also recognized income of $12 million related to insurance recoveries associated with this event that we consider probable of collection. Additionally, we recorded charges of $2 million during the three and six months ended June 30, 2013 and $9 million and $15 million during the three and six months ended June 30, 2012, respectively, related to project development costs associated with natural gas pipeline expansion projects.

Other investing income – net includes $13 million and $26 million of interest income for the three and six months ended June 30, 2013, respectively, associated with a receivable related to the sale of certain former Venezuela assets (see Note 3). This amount reflects a first-quarter 2013 change in yield associated with a revision in our estimate of the cash flows expected to be received as a result of continued timely payment by the counterparty. In the six months ended June 30, 2012, other investing income – net includes $63 million of income, including $10 million of interest, related to the 2010 sale of our interest in Accroven SRL. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012 (see Note 3), we also received payment for all outstanding balances due from this sale, including interest. Income had previously been recognized upon receipt of payments, as future collections were not reasonably assured. Also included in other investing income – net is a $26 million gain resulting from Access Midstream Partners’ equity issuance in April 2013. This equity issuance resulted in the dilution of our ownership interest from approximately 24 percent to 23 percent, which is accounted for as though we sold a portion of our investment.

Note 5. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes:

Notes (Continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)		(Millions)
Current:
Federal	$(61)	$33	$(72)	$54
State	1	4	3	8
Foreign	(1)	3	1	24

	(61)	40	(68)	86
Deferred:
Federal	130	30	212	117
State	19	(3)	32	(6)
Foreign	14	4	22	7

	163	31	266	118

Total provision (benefit)	$102	$71	$198	$204

The effective income tax rates for the total provision for the three and six months ended June 30, 2013, are less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests and taxes on foreign operations, partially offset by the effect of state income taxes. The deferred provision includes $10 million related to the impact of a second-quarter Texas franchise tax law change, net of federal benefit.

The effective income tax rate for the total provision for the three months ended June 30, 2012, is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests.

The effective income tax rate for the total provision for the six months ended June 30, 2012, is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests and taxes on foreign operations.

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

Notes (Continued)

Note 6. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$149	$133	$311	$420

Basic weighted-average shares	682,893	621,483	682,475	607,357
Effect of dilutive securities:
Nonvested restricted stock units	1,669	2,109	2,012	2,836
Stock options	2,207	2,614	2,198	2,776
Convertible debentures	155	414	170	601

Diluted weighted-average shares	686,924	626,620	686,855	613,570

Earnings (loss) per common share from continuing operations:
Basic	$.22	$.21	$.45	$.69
Diluted	$.22	$.21	$.45	$.68

Note 7. Employee Benefit Plans

Net periodic benefit cost is as follows:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)
Components of net periodic benefit cost:
Service cost	$11	$9	$22	$19
Interest cost	13	14	26	28
Expected return on plan assets	(15)	(16)	(30)	(32)
Amortization of net actuarial loss	15	14	30	27
Net actuarial loss from settlements	-	2	-	2

Net periodic benefit cost	$24	$23	$48	$44

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)
Components of net periodic benefit cost:
Service cost	$-	$-	$1	$1
Interest cost	3	3	6	6
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of prior service credit	(2)	(1)	(4)	(3)
Amortization of net actuarial loss	1	1	3	4

Net periodic benefit cost	$-	$1	$2	$4

Amortization of prior service credit and net actuarial loss included in net periodic benefit cost for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to net regulatory assets instead of other comprehensive income (loss).

Amounts recognized in net regulatory assets include:

Notes (Continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)
Amortization of prior service credit	$(2)	$-	$(3)	$(2)
Amortization of net actuarial loss	1	1	2	3

During the six months ended June 30, 2013, we contributed $46 million to our pension plans and $4 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $46 million to our pension plans and approximately $4 million to our other postretirement benefit plans in the remainder of 2013.

Note 8. Inventories

	June 30,	December 31,
	2013	2012
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$92	$97
Materials, supplies, and other	82	78

	$174	$175

Note 9. Debt and Banking Arrangements

Credit Facilities

At June 30, 2013, letter of credit capacity under our $900 million and WPZ’s $2.4 billion credit facilities is $700 million and $1.3 billion, respectively. At June 30, 2013, no letters of credit have been issued and no loans are outstanding on these credit facilities. We have issued letters of credit totaling $16 million as of June 30, 2013, under certain bilateral bank agreements.

On July 31, 2013, we amended our $900 million and WPZ’s $2.4 billion credit facilities to increase the aggregate commitments to $1.5 billion and $2.5 billion, respectively and extend the maturity dates for both credit facilities to July 31, 2018. Additionally, Transco and Northwest Pipeline are each able to borrow up to $500 million under the amended WPZ credit facility to the extent not otherwise utilized by the other co-borrowers. Both credit facilities may also, under certain conditions, be increased up to an additional $500 million.

Commercial Paper Program

In March 2013, WPZ initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions. At June 30, 2013, WPZ has $710 million in commercial paper outstanding at a weighted average interest rate of 0.42 percent.

Note 10. Stockholders’ Equity

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of income taxes:

Notes (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)

Balance at December 31, 2012	$(1)	$169	$(530)	$(362)
Other comprehensive income (loss) before reclassifications	-	(51)	-	(51)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	19	19

Other comprehensive income (loss)	-	(51)	19	(32)

Balance at June 30, 2013	$(1)	$118	$(511)	$(394)

Reclassifications out of accumulated other comprehensive income (loss) are presented in the following table by component for the six months ended June 30, 2013:

Component	Reclassifications	Classification
	(Millions)

Pension and other postretirement benefits:

Amortization of prior service cost (credit) included in net periodic benefit cost	$(1)	Note 7
Amortization of actuarial (gain) loss included in net periodic benefit cost	31	Note 7

Reclassifications before income tax	30
Income tax benefit on amortization	(11)	Provision (benefit) for income taxes

Reclassifications during the period	$19

Note 11. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

Notes (Continued)

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)

Assets (liabilities) at June 30, 2013:
Measured on a recurring basis:
ARO Trust investments	$28	$28	$28	$-	$-
Energy derivatives assets designated as hedging instruments	1	1	-	1	-
Energy derivatives assets not designated as hedging instruments	5	5	-	-	5
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	-	-	(2)

Additional disclosures:
Notes receivable and other	88	132	1	7	124
Long-term debt, including current portion (a)	(10,358)	(11,142)	-	(11,142)	-
Guarantee	(32)	(30)	-	(30)	-

Assets (liabilities) at December 31, 2012:

Measured on a recurring basis:
ARO Trust investments	$18	$18	$18	$-	$-
Energy derivatives assets not designated as hedging instruments	5	5	-	-	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	-	-	(1)

Additional disclosures:
Notes receivable and other	95	138	2	8	128
Long-term debt, including current portion (a)	(10,734)	(12,388)	-	(12,388)	-
Guarantee	(33)	(31)	-	(31)	-

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

Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives assets are reported in other current assets and deferred charges and regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivatives liabilities are reported in accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2013 or 2012.

Additional fair value disclosures

Notes receivable and other: Notes receivable and other includes a receivable related to the sale of certain former

Notes (Continued)

Venezuela assets. The disclosed fair value of this receivable at June 30, 2013, is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $88 million at June 30, 2013. The carrying value of this receivable is $44 million at June 30, 2013. The current and noncurrent portions are reported in accounts and notes receivable and regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.

Notes receivable and other also includes a receivable from our former affiliate, WPX (see Note 12) and other notes receivable. The disclosed fair value of these receivables is primarily determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in accounts and notes receivable, and the noncurrent portion is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet.

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

Regarding our previously described guarantee of Wiltel’s lease performance, the maximum potential exposure is approximately $36 million at June 30, 2013 and December 31, 2012. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.

We have provided guarantees in the event of nonpayment by our previously owned subsidiary, WPX, on certain contracts, primarily a natural gas purchase contract extending through 2023. We estimate the maximum undiscounted potential future payment obligation under these remaining guarantees is approximately $77 million at June 30, 2013. Our recorded liability for these guarantees, which considers our estimate of the fair value of the guarantees, is insignificant.

Note 12. Contingent Liabilities

Indemnification of WPX Matters

We have agreed to indemnify our former affiliate, WPX and its subsidiaries, related to the following matters. In connection with this indemnification, we have retained applicable accrued asset and liability balances associated with these matters, and as a result, have an indirect exposure to future developments in these matters.

Notes (Continued)

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

Reporting of natural gas-related information to trade publications

Direct and indirect purchasers of natural gas in various states filed class actions against WPX and others alleging the manipulation of published gas price indices and seeking unspecified amounts of damages. Such actions were transferred to the Nevada federal district court for consolidation of discovery and pre-trial issues.

In 2011, the Nevada district court granted WPX’s joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the FERC exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed the court’s ruling and on April 10, 2013, the Ninth Circuit Court of Appeals reversed the district court and remanded the cases to the district court to permit the plaintiffs to pursue their state antitrust claims for natural gas sales that were not subject to FERC jurisdiction under the Natural Gas Act. WPX and the other defendants intend to seek a writ of certiorari from the U.S. Supreme Court. Because of the uncertainty around the remaining pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time. However, it is reasonably possible that the ultimate resolution of these items and our related indemnification obligation could result in future charges that may be material to our results of operations.

Other Legal Matters

Geismar Incident

As a result of the previously discussed Geismar Incident, there were two fatalities and numerous individuals (including employees and contractors) reported injuries, which varied from minor to serious. WPZ is cooperating with the Occupational Safety and Health Administration, the Chemical Safety Board, and the U.S. Environmental Protection Agency (EPA) to conduct investigations to determine the cause of the incident. Also, on June 28, 2013, the Louisiana Department of Environmental Quality issued a Consolidated Compliance Order & Notice of Potential Penalty to Williams Olefins, L.L.C. that consolidates claims of unpermitted emissions and other deviations under the Clean Air Act that the parties had been negotiating since 2010 and alleged unpermitted emissions arising from the Geismar Incident. Any potential fines and penalties from these agencies would not be covered by our insurance policy. Additionally, multiple lawsuits, including class actions for alleged offsite impacts, property damage, and personal injury, have been filed against various of our subsidiaries.

Due to the recent nature of the incident, the preliminary and ongoing investigation into its cause, and the limited information available associated with the filed lawsuits, which do not specify any amounts for claimed damages, we cannot reasonably estimate a range of potential loss related to these lawsuits at this time.

Gulf Liquids litigation

Notes (Continued)

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

On August 31, 2012, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of the hearing. Transco has reached an agreement in principle with the participants that would resolve all issues in this proceeding without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2013, we have accrued liabilities totaling $48 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

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

Continuing operations

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2013, we have accrued liabilities of $11 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2013, we have accrued liabilities totaling $9 million for these costs.

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

At June 30, 2013, we have accrued environmental liabilities of $28 million related to these matters.

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

At June 30, 2013, other than as previously disclosed, we are not aware of any material claims involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.

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

Note 13. Segment Disclosures

Our reportable segments are Williams Partners, Williams NGL & Petchem Services, and Access Midstream Partners. All remaining business activities are included in Other. (See Note 1.)

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

Notes (Continued)

The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income (loss) as reported in the Consolidated Statement of Income and total assets by reportable segment.

	Williams Partners	Williams NGL & Petchem Services	Access Midstream Partners	Other	Eliminations	Total
	(Millions)
Three months ended June 30, 2013
Segment revenues:
Service revenues
External	$715	$1	$-	$5	$-	$721
Internal	-	-	-	2	(2)	-

Total service revenues	715	1	-	7	(2)	721
Product sales
External	1,012	34	-	-	-	1,046
Internal	-	37	-	-	(37)	-

Total product sales	1,012	71	-	-	(37)	1,046

Total revenues	$1,727	$72	$-	$7	$(39)	$1,767

Segment profit (loss)	$403	$22	$29	$2		$456
Less:
Equity earnings (losses)	35	-	3	-		38
Income (loss) from investments	-	(1)	26	-		25

Segment operating income (loss)	$368	$23	$-	$2		393

General corporate expenses						(43)

Operating income (loss)						$350

Three months ended June 30, 2012
Segment revenues:
Service revenues
External	$664	$-	$-	$3	$-	$667
Internal	-	-	-	4	(4)	-

Total service revenues	664	-	-	7	(4)	667
Product sales
External	1,153	26	-	-	-	1,179
Internal	-	24	-	-	(24)	-

Total product sales	1,153	50	-	-	(24)	1,179

Total revenues	$1,817	$50	$-	$7	$(28)	$1,846

Segment profit (loss)	$391	$16	$-	$1		$408
Less:
Equity earnings (losses)	27	-	-	-		27
Income (loss) from investments	-	(1)	-	-		(1)

Segment operating income (loss)	$364	$17	$-	$1		382

General corporate expenses						(50)

Operating income (loss)						$332

Six months ended June 30, 2013
Segment revenues:
Service revenues
External	$1,416	$3	$-	$8	$-	$1,427
Internal	-	-	-	6	(6)	-

Total service revenues	1,416	3	-	14	(6)	1,427
Product sales
External	2,067	83	-	-	-	2,150
Internal	-	76	-	-	(76)	-

Total product sales	2,067	159	-	-	(76)	2,150

Total revenues	$3,483	$162	$-	$14	$(82)	$3,577

Segment profit (loss)	$859	$58	$29	$(3)		$943
Less:
Equity earnings (losses)	53	-	3	-		56
Income (loss) from investments	-	(2)	26	-		24

Segment operating income (loss)	$806	$60	$-	$(3)		863

General corporate expenses						(87)

Operating income (loss)						$776

Six months ended June 30, 2012
Segment revenues:
Service revenues
External	$1,337	$-	$-	$7	$-	$1,344
Internal	-	-	-	6	(6)	-

Notes (Continued)

Total service revenues	1,337	-	-	13	(6)	1,344
Product sales
External	2,448	73	-	-	-	2,521
Internal	-	66	-	-	(66)	-

Total product sales	2,448	139	-	-	(66)	2,521

Total revenues	$3,785	$139	$-	$13	$(72)	$3,865

Segment profit (loss)	$942	$56	$-	$60		$1,058
Less:
Equity earnings (losses)	57	-	-	1		58
Income (loss) from investments	-	(2)	-	53		51

Segment operating income (loss)	$885	$58	$-	$6		949

General corporate expenses						(90)

Operating income (loss)						$859

June 30, 2013
Total assets	$20,890	$1,374	$2,179	$1,831	$(617)	$25,657

December 31, 2012
Total assets	$19,709	$1,134	$2,187	$1,782	$(485)	$24,327

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

Williams Partners

Williams Partners includes Williams Partners L.P. (WPZ), our consolidated master limited partnership, which includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering, processing, and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain, Gulf Coast, and Marcellus Shale regions of the United States. WPZ also owns a 5/6 interest in an olefin production facility, along with a refinery grade propylene splitter and pipelines in the Gulf region. As of June 30, 2013, we own approximately 68 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.

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

Williams NGL & Petchem Services

Williams NGL & Petchem Services includes our oil sands offgas processing plant near Fort McMurray, Alberta and our NGL/olefin fractionation facility and butylene/butane (B/B) splitter facility at Redwater, Alberta. We produce NGLs and propylene. Our NGL products include propane, normal butane, isobutane/butylene (butylene), and condensate. Williams NGL & Petchem Services also includes Bluegrass Pipeline Company LLC (Bluegrass), a new joint project, which would connect processing facilities in the Marcellus and Utica shale-gas areas in the U.S. Northeast to growing petrochemical and export markets in the U.S. Gulf Coast.

Access Midstream Partners

Access Midstream Partners includes our equity method investment in Access Midstream Partners L.P. (ACMP), acquired in December 2012. As of June 30, 2013, this investment includes a 23 percent limited partner interest in ACMP and a 50 percent indirect interest in Access Midstream Partners GP L.L.C. (Access GP), including incentive distribution rights. ACMP is a publicly traded master limited partnership that owns, operates, develops, and acquires natural gas gathering systems and other midstream energy assets, which bolsters our position in the Marcellus and Utica shale plays and adds diversity via the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas.

Management’s Discussion and Analysis (Continued)

Unless indicated otherwise, the following discussion and analysis of our results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our 2012 Annual Report on Form 10-K, filed February 27, 2013.

Dividends

In June 2013, we paid a regular quarterly dividend of $0.3525 per share, which was 17.5 percent higher than the same period last year and 4 percent higher than the prior quarter. Also, consistent with our expectation of receiving increasing cash distributions from our interests in WPZ and ACMP, as well as strong cash flow growth from Williams NGL & Petchem Services, we expect to increase our dividend on a quarterly basis. We expect a 20 percent annual dividend increase in 2013, 2014, and 2015.

Overview of Six Months Ended June 30, 2013

Income (loss) from continuing operations attributable to The Williams Companies, Inc., for the six months ended June 30, 2013, changed unfavorably by $109 million compared to the six months ended June 30, 2012. This change primarily reflects:

•

An $79 million unfavorable change in segment operating income at Williams Partners primarily due to lower NGL margins driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices, along with higher operating costs associated with ongoing growth. Partially offsetting these unfavorable changes were an increase in fee revenues and higher olefins margins. (See Results of Operations – Segments, Williams Partners.);

•

The absence of $63 million of income recognized in 2012 related to the 2010 sale of our interest in Accroven SRL. This is partially offset by $26 million of interest income recorded in 2013 associated with a receivable related to the sale of certain former Venezuela assets and a gain of $26 million resulting from Access Midstream Partners’ equity issuance in April 2013. (See Note 4 of Notes to Consolidated Financial Statements.)

See additional discussion in Results of Operations.

Williams Partners

Geismar Incident

On June 13, 2013, an explosion and fire occurred at WPZ’s Geismar olefins plant located south of Baton Rouge, in a remote industrial complex, which resulted in the tragic deaths of two employees and injuries of additional employees and contractors. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects.

We have substantial insurance coverage for repair and replacement costs, lost production and additional expenses related to the incident as follows:

•

Property damage and business interruption coverage with a combined per-occurrence limit of $500 million and retentions (deductibles) of $10 million per occurrence for property damage and a 60-day waiting period per occurrence for business interruption;

•	General liability coverage with per-occurrence and aggregate annual limits of $610 million and retentions (deductibles) of $2 million per occurrence;

•	Workers’ compensation coverage with statutory limits and retentions (deductibles) of $1 million total per occurrence.

Management’s Discussion and Analysis (Continued)

We are in the early stages of determining the full extent of property damage and developing claims information for business interruption coverage. These early weeks of work have been focused on conducting the causal investigations with the Occupational Safety and Health Administration and the Chemical Safety Board. Through June 30, 2013, we have expensed $6 million of insurance deductibles in operating and maintenance expenses in the Consolidated Statement of Income, based on our initial evaluation. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. Such recoveries, when recognized, will be recorded as a gain to other (income) expense – net within costs and expenses in our Consolidated Statement of Income.

In all scenarios examined, the repair of the Geismar plant will take longer than the expansion project. As a result, we currently forecast the repaired Geismar facility, including the expansion project, to return to operation in April 2014. We expect our insurance coverage will significantly mitigate our financial loss. We currently estimate $384 million of cash recoveries from insurers related to business interruption losses. Our preliminary damage assessment and preliminary repair plan indicates an estimated cost of $102 million to repair the plant. We will be impacted by certain uninsured losses, including amounts associated with the 60-day waiting period for business interruption, as well as other deductibles. Our assumptions and estimates, including the timing for the expanded plant return to operation, repair cost estimates, and insurance proceeds associated with our property damage and business interruption coverage are subject to various risks and uncertainties that could cause the actual results to be materially different.

Marcellus Shale

In the second quarter of 2013, we completed an expansion to our natural gas gathering system, processing facilities, and fractionator in our Ohio Valley Midstream business of the Marcellus Shale including a third turbo-expander at our Fort Beeler facility, which added 200 MMcf/d of processing capacity. By the end of 2013, we expect to add fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 thousand barrels of oil per day (Mbbls/d). In the first quarter of 2014, we expect our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity. We also expect to finalize the construction of our first deethanizer with a capacity of 40 Mbbls/d and the associated 50-mile ethane line to Houston, Pennsylvania.

Overland Pass Pipeline

Through our equity investment in Overland Pass Pipeline Company LLC, we completed the construction of a pipeline connection in the second quarter of 2013, which increased the pipeline’s capacity to 255 Mbbls/d. In addition, new volumes coming from the Bakken Shale in the Williston basin began to flow in April 2013.

Mid-South

The Mid-South expansion project involves an expansion of Transco’s mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. In August 2011, we received approval from the FERC for the project. We placed the first phase of the project into service in the third quarter of 2012, which increased capacity by 95 thousand dekatherms per day (Mdth/d). The second phase was placed into service in the second quarter of 2013, which increased capacity by an additional 130 Mdth/d.

Three Rivers Midstream

In April 2013, we announced an agreement to launch a new midstream joint project to provide gas gathering and gas processing services for production located in northwest Pennsylvania. The project will invest in both wet-gas handling infrastructure and dry-gas infrastructure serving the Marcellus and Utica Shale wells in the area. We will initially own substantially all of the new project, Three Rivers Midstream, and operate the assets. Our partner has the right to invest capital and increase its ownership to a maximum of 50 percent by July 2015. The current estimate of the total cost of the project is expected to be approximately $150 million. This does not include the cost of the gathering system, which will be determined in the future based upon the producers needs. Subsequent capital investment is expected as the business and scale increases.

Three Rivers Midstream has signed a long-term fee-based dedicated gathering and processing agreement for our partner’s production in the area, including approximately 275,000 dedicated acres. Three Rivers Midstream plans to construct a 200 million cubic feet per day (MMcf/d) cryogenic gas processing plant and related facilities at a location to be determined. The initial plant is expected to be placed into service by second quarter 2015. The system

Management’s Discussion and Analysis (Continued)

is expected to be connected to two major proposed developments in Pennsylvania – our partner’s proposed ethylene cracker (feasibility study in progress) in Beaver County and our Bluegrass Pipeline joint project that would deliver Marcellus and Utica liquids to the Gulf Coast and export markets.

Gulfstar Partner

Effective April 1, 2013, WPZ sold a 49 percent interest in Gulfstar One LLC (Gulfstar) to a third party for $187 million, representing their proportionate share of estimated capital expenditures to date for the construction of Gulfstar FPSTM, which is a proprietary floating production system and has been under construction since late 2011. It is supported by multiple agreements with two major producers to provide production handling, export pipeline, oil and gas gathering and gas processing services for the Tubular Bells field development located in the eastern deepwater Gulf of Mexico. The Gulfstar FPSTM will tie into our wholly owned oil and gas gathering and gas processing systems in the eastern Gulf of Mexico. Gulfstar FPSTM is expected to have an initial capacity of 60 Mbbls/d, up to 200 MMcf/d of natural gas and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. The project is expected to be in service in mid-2014.

Mid-Atlantic Connector

The Mid-Atlantic Connector Project involves an expansion of Transco’s mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. In July 2011, we received approval from the FERC for the project. We placed the project into service in the first quarter of 2013, and it increased capacity by 142 Mdth/d.

Volume impacts in 2013

Due to unfavorable ethane economics, we reduced our recoveries of ethane in our plants during most of the first six months of 2013, which resulted in 29 percent lower NGL production volumes and 48 percent lower NGL equity sales volumes in the first six months of 2013 compared to the same period of 2012. In addition, non-ethane production and sales volumes increased from first quarter 2013 levels with the third turbo-expander at Fort Beeler in the Ohio Valley Midstream area coming on line in early May 2013 and after severe winter weather conditions in the first quarter of 2013 prevented producers from delivering gas in the West.

Volatile commodity prices

NGL margins were approximately 48 percent lower in the first six months of 2013 compared to the same period of 2012 driven by reduced ethane recoveries, as previously mentioned coupled with lower NGL prices and higher natural gas prices. However, our average per-unit composite NGL margin in the first six months of 2013 has increased slightly compared to the same period of 2012 as the relative mix of NGL products produced has shifted to a greater proportion of higher-margin non-ethane products. Key factors in the NGL market weakness have been high propane inventories caused by the extremely warm winter and the effect of the propane oversupply on ethane inventories and pricing.

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

Management’s Discussion and Analysis (Continued)

Williams NGL & Petchem Services

Canadian PDH Facility

During the first quarter of 2013, we announced plans to build Canada’s first propane dehydrogenation (PDH) facility located in Alberta. The new PDH facility will produce approximately 1.1 billion pounds annually, significantly increasing Williams’ production of polymer-grade propylene currently at 180 million pounds. The expected start-up date for the PDH facility is the second quarter of 2017.

Bluegrass Pipeline and Moss Lake

In the second quarter of 2013, we finalized the formation of a joint project to develop the Bluegrass Pipeline. We own a 50 percent consolidated interest in Bluegrass, which would connect processing facilities in the Marcellus and Utica shale-gas areas in the U.S. Northeast to growing petrochemical and export markets in the U.S. Gulf Coast. The pipeline would deliver mixed NGLs from these producing areas to proposed new fractionation and storage facilities, which would have connectivity to petrochemical facilities and product pipelines along the coasts of Louisiana and Texas. The first phase of the project is expected to have a mixed NGLs take-away capacity of 200 Mbbls/d and is planned to be in service in late 2015. The second phase of the project is expected to increase capacity to 400 Mbbls/d.

Through our 50 percent equity investment in Moss Lake Fractionation LLC, the project would also include constructing a new large-scale fractionation plant and expanding NGL storage facilities in Louisiana. We are also

Management’s Discussion and Analysis (Continued)

exploring development of a new export liquefied petroleum gas terminal and related facilities on the Gulf Coast to provide customers access to international markets.

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

As previously noted, we expect the financial impact of the Geismar Incident will be significantly mitigated by our insurance policies. However, the timing of recognizing recoveries under our business interruption policy, as well as the effect of the 60-day waiting period, will likely cause a significant negative impact to our 2013 results.

In light of all of the above, our business plan for 2013 continues to reflect both significant capital investment and dividend growth. Our planned consolidated capital investments for 2013 total approximately $4.5 billion which we expect to fund primarily through cash on hand, cash flow from operations, and debt and equity issuances by WPZ. We also expect 20 percent growth in total 2013 dividends, which we expect to fund primarily with distributions received from WPZ. Our structure is designed to drive lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions.

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

We continue to address these risks through disciplined investment strategies, commodity hedging strategies, and maintaining at least $1 billion in consolidated liquidity from cash and cash equivalents and available capacity under our revolving credit facilities.

The following factors, among others, could impact our business in 2013.

Williams Partners

Management’s Discussion and Analysis (Continued)

Commodity price changes

We expect ethane prices to remain at current levels, which will result in continued ethane rejection across much of our systems. We further expect that the combination of lower NGL prices and higher natural gas prices will result in overall total NGL margins being lower than the previous year. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude, and natural gas prices are highly volatile, difficult to predict, and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks.

Gathering, processing, and NGL sales volumes

•

The growth of natural gas production supporting our gathering and processing volumes are impacted by producer drilling activities, which are influenced by commodity prices including natural gas, ethane and propane prices. In addition, the natural decline rates in producing areas impact the amount of gas available for gathering and processing.

•

In Williams Partners’ onshore businesses, we anticipate significant growth compared to the prior year in our natural gas gathering volumes as our infrastructure grows to support drilling activities in the Marcellus Shale region. Based on less favorable producer economics in the western region, we expect a decrease in production and thus a lower supply of natural gas available to gather and process in 2013.

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the total abandonment costs, which will be capital in nature, will be approximately $95 million, which is expected to be spent through the first half of 2014. As of June 30, 2013, we have incurred approximately $76 million in cumulative abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns. Pursuant to our agreement in principle associated with our general rate case filing, we expensed $6 million in the second quarter of 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates. We have also recognized income of $12 million in the second quarter of 2013 related to insurance recoveries associated with this event that we consider probable of collection.

Filing of rate cases

Management’s Discussion and Analysis (Continued)

On August 31, 2012, Transco filed a general rate case with the FERC principally designed to recover increased costs and to comply with the terms of the settlement in its prior proceeding. Transco has reached an agreement in principle with the participants that would resolve all issues in this proceeding without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. Transco plans to file the formal stipulation and agreement with the FERC in the third quarter. The new rates became effective March 1, 2013 and will contribute to a modest increase in revenue in 2013.

During the first quarter of 2012, Northwest Pipeline LLC (Northwest Pipeline) filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than the formerly applicable rates, became effective January 1, 2013.

Williams NGL & Petchem Services

Commodity margin and volume changes

While per-unit margins are volatile and highly dependent upon continued demand within the global economy, we believe that our gross commodity margins will be comparable to 2012 levels. Volumes for the year are expected to be somewhat higher than 2012 levels. Canadian oil sands offgas continues to hold a distinct feedstock advantage over traditional crackers. We expect to benefit in the broader global petrochemical markets because of our strategic advantage in NGL and olefins production from oil sands.

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

Expansion Projects

We expect to invest total capital in 2013 among our business segments as follows:

	Low	High
	(Millions)
Segment:
Williams Partners	$3,215	$3,555
Williams NGL & Petchem Services	565	805

Our ongoing major expansion projects include the following:

Williams Partners

  Mobile Bay South III

Management’s Discussion and Analysis (Continued)

In July 2013, we filed an application with the FERC for an expansion of Transco’s Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. We plan to place the project into service in April 2015 and it is expected to increase capacity on the line by 225 Mdth/d.

Constitution Pipeline

In June 2013, we filed an application with the FERC for authorization to construct and operate the new jointly-owned Constitution Pipeline. As of May 2013, we own 41 percent of Constitution Pipeline with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution Pipeline. The new 120-mile Constitution Pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We plan to place the project into service in March 2015, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers.

Northeast Connector

In April 2013, we filed an application with the FERC to expand Transco’s existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We plan to place the project into service during the second half of 2014, and expect to increase capacity by 100 Mdth/d.

Rockaway Delivery Lateral

In January 2013, we filed an application with the FERC for Transco to construct a three-mile offshore lateral to a distribution system in New York. We plan to place the project into service during the second half of 2014, with an expected capacity of 647 Mdth/d.

Virginia Southside

In December 2012, we filed an application with the FERC to expand Transco’s existing natural gas transmission system from New Jersey to a proposed power station in Virginia and a delivery point in North Carolina. We plan to place the project into service in September 2015, and expect to increase capacity by 270 Mdth/d.

Northeast Supply Link

In November 2012, we received approval from the FERC to expand Transco’s existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. We plan to place the project into service in November 2013, and expect to increase capacity by an additional 250 Mdth/d.

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

•

As previously discussed, we completed construction at our Fort Beeler facility in the Marcellus Shale which added 200 MMcf/d of processing capacity in the second quarter of 2013. By the end of 2013, we expect to add fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 Mbbls/d. In the first quarter of 2014, we expect our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity. We also expect to finalize the construction of our first deethanizer with a capacity of 40 Mbbls/d and the associated 50-mile ethane line to Houston, Pennsylvania.

Management’s Discussion and Analysis (Continued)

•

Expansions to the Laurel Mountain Midstream, LLC (Laurel Mountain) gathering system infrastructure to increase the capacity to 800 MMcf/d by the end of 2015 through capital to be invested within this equity investment, also in the Marcellus Shale region.

•

Construction of the Blue Racer Midstream joint project, an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and Northwest Pennsylvania through capital to be invested within our Caiman Energy II equity investment.

Gulfstar FPS™ Deepwater Project

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services, as previously discussed. Construction is under way and the project is expected to be in service in mid-2014.

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

Geismar

As a result of the Geismar Incident, the expansion of our Geismar olefins production facility is expected to be completed when the Geismar plant returns to operation, which is expected to occur in April 2014. The expansion is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. The additional capacity will be wholly owned by us and is expected to increase our share of the Geismar production facility from the current 83.3 percent.

Keathley Canyon Connector™

Our equity investee which we operate, Discovery Producer Services LLC (Discovery), plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the Keathley Canyon and Green Canyon areas. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The gas will be processed at Discovery’s Larose Plant and the NGLs will be fractionated at Discovery’s Paradis Fractionator. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. The pipeline is expected to be in service in the third quarter of 2014.

Williams NGL & Petchem Services

Canadian PDH Facility

As previously discussed, we are planning to build a propane dehydrogenation (PDH) facility in Alberta that will significantly increase production of polymer-grade propylene. Start-up for the PDH facility is expected to occur in the second quarter of 2017.

Ethane Recovery Project

The ethane recovery project, which is an expansion of our Canadian facilities, will allow us to recover

Management’s Discussion and Analysis (Continued)

ethane/ethylene mix from our operations that process offgas from the Alberta oil sands. We plan to modify our oil sands offgas extraction plant near Fort McMurray, Alberta, and construct a deethanizer at our Redwater fractionation facility. Our deethanizer is expected to initially process approximately 10 Mbbls/d of ethane/ethylene mix. We have signed a long-term contract to provide the ethane/ethylene mix to a third-party customer. We expect to complete the expansions and begin producing ethane/ethylene mix during the fourth quarter of 2013.

NGL Infrastructure Expansion

We executed a long-term agreement to provide gas processing to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta. To support the new agreement, we plan to build a new liquids extraction plant and an extension of the Boreal Pipeline. The extension of the Boreal Pipeline will enable transportation of the NGL/olefins mixture from the new upgrader to our Redwater facility, and will also alleviate constraints at our Redwater facilities. The NGL/olefins recovered are initially expected to be approximately 12 Mbbls/d by mid-2015. The NGL/olefins mixture will be fractionated at our Redwater facilities into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate. To mitigate the ethane price risk associated with this deal, we have a long-term supply agreement with a third party customer.

Gulf Coast Expansion

In November 2012, we acquired 10 liquids pipelines in the Gulf Coast region. The acquired pipelines will be combined with an organic build-out of several projects to expand our petrochemical services in that region. The projects include the construction and commissioning of pipeline systems capable of transporting various products in the Gulf Coast region. The projects are expected to be placed into service beginning in late 2014 through early 2015.

Bluegrass Pipeline

As previously discussed, in the second quarter we finalized the formation of a joint project to develop the Bluegrass Pipeline. Pre-construction activities are under way and the first phase of the project is planned to be in service in late 2015.

Management’s Discussion and Analysis (Continued)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended				Six months ended
	June 30,				June 30,
	2013	2012	$ Change*	% Change*	2013	2012	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$721	$667	+54	+8%	$1,427	$1,344	+83	+6%
Product sales	1,046	1,179	-133	-11%	2,150	2,521	-371	-15%

Total revenues	1,767	1,846	-79	-4%	3,577	3,865	-288	-7%

Costs and expenses:
Product costs	801	900	+99	+11%	1,591	1,857	+266	+14%
Operating and maintenance expenses	291	275	-16	-6%	551	505	-46	-9%
Depreciation and amortization expenses	198	181	-17	-9%	399	349	-50	-14%
Selling, general, and administrative expenses	123	149	+26	+17%	255	278	+23	+8%
Other (income) expense – net	4	9	+5	+56%	5	17	+12	+71%

Total costs and expenses	1,417	1,514			2,801	3,006

Operating income (loss)	350	332			776	859
Equity earnings (losses)	38	27	+11	+41%	56	58	-2	-3%
Interest expense	(127)	(128)	+1	+1%	(255)	(259)	+4	+2%
Other investing income – net	39	3	+36	NM	52	72	-20	-28%
Other income (expense) – net	2	3	-1	-33%	-	(1)	+1	+100%

Income (loss) from continuing operations before income taxes	302	237			629	729
Provision (benefit) for income taxes	102	71	-31	-44%	198	204	+6	+3%

Income (loss) from continuing operations	200	166			431	525
Income (loss) from discontinued operations	(8)	(1)	-7	NM	(9)	135	-144	NM

Net income (loss)	192	165			422	660
Less: Net income attributable to noncontrolling interests	50	33	-17	-52%	119	105	-14	-13%

Net income (loss) attributable to The Williams Companies, Inc.	$142	$132			$303	$555

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Three months ended June 30, 2013 vs. three months ended June 30, 2012

The increase in service revenues is primarily due to higher fee revenues driven by higher gathering volumes from new well connections and the businesses acquired in the Caiman Acquisition, including contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013. Additionally, natural gas transportation fee revenues increased from expansion projects placed into service in 2012 and 2013 and new rates effective during first-quarter 2013. Partially offsetting these increases are decreased gathering and processing fee revenues, primarily in the Piceance basin.

The decrease in product sales is primarily due to lower marketing revenues resulting from lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. In addition, NGL

Management’s Discussion and Analysis (Continued)

production revenues decreased due to lower volumes primarily driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices. Olefin production revenues also decreased primarily due to lower volumes, partially offset by higher per-unit sales prices.

The decrease in product costs is primarily due to lower marketing purchases resulting from lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. In addition, olefin feedstock costs decreased reflecting lower sales volumes and lower average per-unit feedstock costs.

The increase in operating and maintenance expenses is primarily associated with Williams Partners’ businesses acquired in 2012 and the subsequent growth in these operations.

The increase in depreciation and amortization expenses reflects a full quarter of depreciation expense in 2013 associated with the businesses acquired in 2012 and depreciation on subsequent infrastructure additions.

The decrease in selling, general, and administrative expenses (SG&A) is primarily due to the absence of acquisition and transition costs incurred in the second quarter of 2012 related to the Caiman Acquisition.

The favorable changes in other (income) expense – net within operating income (loss) primarily include $12 million of expected insurance recoveries considered probable of collection related to the abandonment of Eminence storage assets and $7 million lower project development costs. Partially offsetting these changes are a $6 million expense recognized in second-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates and the absence of a $6 million gain on the sale of equipment in the second quarter of 2012.

The favorable change in operating income (loss) generally reflects increased fee revenues, higher NGL marketing margins, higher olefin production margins, and the favorable changes in other (income) expense – net as described above, partially offset by lower NGL production margins and higher operating costs.

The favorable change in equity earnings (losses) is primarily due to higher equity earnings from Laurel Mountain driven by its higher operating results, partially offset by lower equity earnings from Aux Sable Liquid Products LP (Aux Sable) driven by lower NGL margins.

Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Williams Partners, partially offset by an increase in interest incurred primarily due to an increase in borrowings.

The favorable change in other investing income – net is primarily due to a gain of $26 million resulting from Access Midstream Partners’ equity issuance in April 2013 and $10 million of higher interest income recorded in the second quarter of 2013 associated with a receivable related to the sale of certain former Venezuela assets, as compared to the second quarter of 2012. (See Note 4 of Notes to Consolidated Financial Statements.)

Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income in 2013. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Income (loss) from discontinued operations in the second-quarter 2013 primarily includes a $12 million charge resulting from an unfavorable ruling associated with our former Alaska refinery related to the Trans-Alaska Pipeline System Quality Bank. (See Note 3 of Notes to Consolidated Financial Statements.)

The unfavorable change in net income attributable to noncontrolling interests primarily reflects higher operating results at WPZ, partially offset by higher income allocated to the general partner associated with incentive distribution rights.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Management’s Discussion and Analysis (Continued)

The increase in service revenues is primarily due to higher fee revenues driven by higher gathering volumes from new well connections and the businesses acquired in 2012. Additionally, natural gas transportation fee revenues increased from expansion projects placed into service in 2012 and 2013 and new rates effective during first-quarter 2013. Partially offsetting these increases are decreased gathering and processing fee revenues primarily in the Piceance basin due to severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas and resulted in lower production as well as a natural decline in production volumes.

The decrease in product sales is primarily due to lower NGL production revenues resulting from lower volumes driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices. In addition, marketing revenues decreased primarily due to lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices.

The decrease in product costs is primarily due to lower marketing purchases resulting from lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. In addition, olefin feedstock costs decreased reflecting lower average per-unit feedstock costs and lower sales volumes. Costs associated with the production of NGLs also decreased primarily resulting from lower volumes, partially offset by an increase in average natural gas prices.

The increase in operating and maintenance expenses is primarily associated with Williams Partners’ businesses acquired in 2012 and the subsequent growth in these operations.

The increase in depreciation and amortization expenses reflects a full six months of depreciation expense in 2013 associated with the businesses acquired in 2012 and depreciation on subsequent infrastructure additions.

The decrease in SG&A is primarily due to the absence of acquisition and transition costs incurred in the second quarter of 2012 related to the Caiman Acquisition.

The favorable changes in other (income) expense – net within operating income (loss) primarily include $13 million lower project development costs and $12 million of expected insurance recoveries considered probable of collection related to the abandonment of Eminence storage assets. Partially offsetting these changes are a $6 million expense recognized in second-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates and the absence of a $6 million gain on the sale of equipment in the second quarter of 2012.

The unfavorable change in operating income (loss) generally reflects lower NGL production margins and higher operating costs, partially offset by increased fee revenues, higher olefin production margins, higher NGL marketing margins, and the favorable changes in other (income) expense – net as described above.

The unfavorable changes in equity earnings (losses) are primarily due to lower equity earnings from Discovery and Aux Sable, both driven by lower NGL margins, partially offset by higher equity earnings from Laurel Mountain driven by its higher operating results.

Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Williams Partners, partially offset by an increase in interest incurred primarily due to an increase in borrowings.

The unfavorable change in other investing income – net is primarily due to the absence of $63 million of income recognized in 2012, including $10 million of interest income, related to the 2010 sale of our interest in Accroven SRL. This is partially offset by $26 million of interest income recorded in 2013 associated with a receivable related to the sale of certain former Venezuela assets and a gain of $26 million resulting from Access Midstream Partners’ equity issuance in April 2013. (See Note 4 of Notes to Consolidated Financial Statements.)

Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income in 2013. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis (Continued)

Income (loss) from discontinued operations in 2013 primarily includes a $12 million charge resulting from an unfavorable ruling associated with our former Alaska refinery related to the Trans-Alaska Pipeline System Quality Bank. Income (loss) from discontinued operations in 2012 primarily includes a gain on reconsolidation following the sale of certain of our former Venezuela operations. (See Note 3 of Notes to Consolidated Financial Statements.)

The unfavorable change in net income attributable to noncontrolling interests primarily reflects our partners’ share of increased interest income related to a receivable from the sale of certain former Venezuela assets. (See Note 4 of Notes to Consolidated Financial Statements.) It also reflects our slightly decreased percentage of limited partner ownership of WPZ, as well as higher operating results at WPZ excluding pre-partnership net income allocated to general partner interest in 2012, partially offset by higher income allocated to the general partner associated with incentive distribution rights.

Period-Over-Period Operating Results - Segments

Williams Partners

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)
Segment revenues	$1,727	$1,817	$3,483	$3,785

Segment profit	$403	$391	$859	$942

Three months ended June 30, 2013 vs. three months ended June 30, 2012

The decrease in segment revenues includes:

•

A $79 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $47 million due to reduced ethane recoveries and a $32 million decrease associated with 15 percent lower average realized non-ethane per-unit sales prices and 36 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 77 percent lower driven by reduced ethane recoveries, as previously mentioned.

•

A $76 million decrease in marketing revenues primarily associated with lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. The changes in marketing revenues are more than offset by similar changes in marketing purchases.

•

A $10 million decrease in olefin sales primarily due to $25 million lower volumes, partially offset by $15 million higher per-unit sales prices. Ethylene and propylene volumes are lower primarily due to the loss of production as a result of the Geismar Incident and a reduction in third-party refinery grade propylene feedstock. Ethylene prices averaged 25 percent higher, partially offset by 39 percent lower butadiene prices.

•

A $51 million increase in fee revenues primarily due to $41 million higher gathering volumes associated with new well connections and growth in the business acquired in the Caiman Acquisition in April 2012, including contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013. Additionally, natural gas transportation revenues increased $30 million from expansion projects placed into service in 2012 and 2013, as well as new rates effective in first-quarter 2013. Partially offsetting these increases is a $13 million decrease in gathering and processing revenues resulting from lower production, primarily in the Piceance basin that affected our western onshore operations and $8 million lower production handling and crude transportation fees from the Devils Tower deep-water platform in the Eastern Gulf Coast driven by a natural decline in production volumes.

•	A $31 million increase in other product sales primarily due to higher system management gas sales from our

Management’s Discussion and Analysis (Continued)

gas pipeline businesses (offset in segment costs and expenses).

The decrease in segment costs and expenses of $94 million includes:

•

A $97 million decrease in marketing purchases primarily due to lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices (substantially offset in marketing revenues).

•

A $28 million decrease in olefin feedstock costs due to $16 million lower volumes, primarily due to 15 percent lower ethylene and 13 percent lower propylene volumes primarily due to the loss of production as a result of the Geismar Incident and $12 million lower feedstock costs, primarily reflecting 15 percent lower average per-unit ethylene feedstock costs.

•	A $31 million increase in other product costs primarily due to higher system management gas costs from our gas pipeline businesses (offset in segment revenues).

•

An $11 million increase in operating costs including higher operating and maintenance expenses and depreciation and amortization expenses primarily associated with the businesses acquired in the Laser and Caiman Acquisitions in February and April 2012, respectively, and the subsequent growth in these operations. The increases are partially offset by the absence of acquisition and transition costs of $16 million incurred in the second quarter of 2012 related to the Caiman Acquisition.

•

A $5 million increase in costs associated with our equity NGLs reflecting an increase of $24 million associated with 67 percent higher average natural gas prices, partially offset by a $19 million decrease related to lower volumes.

•

An $8 million favorable change in other (income) expense – net primarily attributable to $12 million of expected insurance recoveries considered probable of collection related to the abandonment of the Eminence storage assets and $7 million lower project development costs. The favorable changes are partially offset by $6 million of expense recognized in second-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates and the absence of a $6 million gain on the sale of equipment in the second quarter of 2012.

The increase in segment profit includes:

•	A $51 million increase in fee revenues as previously discussed.

•	A $21 million increase in marketing margins.

•

A $18 million increase in olefin product margins, including $20 million higher ethylene product margins primarily due to 25 percent higher per-unit ethylene prices and 15 percent lower average per-unit feedstock prices, partially offset by 15 percent lower volumes sold.

•

An $8 million increase in equity earnings primarily due to higher Laurel Mountain equity earnings primarily driven by 80 percent higher gathering volumes and the receipt of an annual minimum volume commitment fee. The increase is partially offset by a $5 million decrease in equity earnings at Aux Sable driven by lower NGL margins.

•	An $8 million favorable change in other (income) expense – net as previously discussed.

•	An $84 million decrease in NGL margins driven primarily by lower NGL volumes, lower NGL prices and higher natural gas prices.

•	An $11 million increase in operating costs as previously discussed.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Management’s Discussion and Analysis (Continued)

The decrease in segment revenues includes:

•

A $221 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $139 million due to reduced ethane recoveries and an $82 million decrease associated with 17 percent lower average realized non-ethane per-unit sales prices and 54 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 82 percent lower driven by reduced ethane recoveries, as previously mentioned, and equity non-ethane volumes are 4 percent lower primarily due to periods of severe winter weather conditions in the first quarter of 2013 that affected our western onshore operations that prevented producers from delivering gas and a change in a customer’s contract from percent-of-liquids to fee-based processing. The decreases in non-ethane volumes are partially offset by higher non-ethane volumes primarily due to a higher concentration of liquid-rich gas processed from deliveries on the Perdido Norte pipeline.

•

A $182 million decrease in marketing revenues primarily associated with lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. The changes in marketing revenues are more than offset by similar changes in marketing purchases.

•

An $18 million decrease in olefin sales primarily due to $45 million lower volumes, partially offset by $27 million higher per-unit sales prices. Ethylene and propylene volumes are lower primarily due to the loss of production as a result of the Geismar Incident, a reduction in third-party refinery grade propylene feedstock, and changes in inventory management. Ethylene prices averaged 18 percent higher, partially offset by 38 percent lower butadiene prices.

•

A $79 million increase in fee revenues primarily due to $80 million higher gathering volumes associated with new well connections and growth in the businesses acquired in the Laser and Caiman Acquisitions in February and April 2012, respectively. Additionally, natural gas transportation revenues increased $44 million from expansion projects placed into service in 2012 and 2013, as well as new rates effective in first-quarter 2013. Partially offsetting these increases is a $31 million decrease in gathering and processing revenues primarily due to severe winter weather conditions in the first quarter of 2013 that affected our western onshore operations which prevented producers from delivering gas and a natural decline in production volumes, primarily in the Piceance basin and $11 million lower production handling and crude transportation fees from the Devils Tower deep-water platform in the Eastern Gulf Coast driven by a natural decline in production volumes.

•	A $44 million increase in other product sales primarily due to higher system management gas sales from our gas pipeline businesses (offset in segment costs and expenses).

The decrease in segment costs and expenses of $223 million includes:

•

A $213 million decrease in marketing purchases primarily due to lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices (substantially offset in marketing revenues).

•

An $80 million decrease in olefin feedstock costs primarily due to $51 million lower ethylene feedstock costs, reflecting 34 percent lower average per-unit feedstock costs and $29 million of lower volumes, primarily due to the loss of production as a result of the Geismar Incident.

•

A $16 million decrease in costs associated with our equity NGLs primarily reflecting a $48 million decrease due to lower volumes, partially offset by a $32 million increase related to a 41 percent increase in average natural gas prices.

•

A $61 million increase in operating costs including higher operating and maintenance expenses and depreciation and amortization expenses primarily associated with the businesses acquired in the Laser and Caiman Acquisitions in February and April 2012, respectively and the subsequent growth in these operations. The increases are partially offset by the absence of acquisition and transition costs of $16 million incurred in the second quarter of 2012 related to the Caiman Acquisition.

Management’s Discussion and Analysis (Continued)

•	A $39 million increase in other product costs primarily due to higher system management gas costs from our gas pipeline businesses (offset in segment revenues).

•

An $11 million favorable change in other (income) expense – net primarily attributable to $13 million lower project development costs and $12 million of expected insurance recoveries considered probable of collection related to the abandonment of the Eminence storage assets. The favorable changes are partially offset by $6 million of expense recognized in second-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates and the absence of a $6 million gain on the sale of equipment in the second quarter of 2012.

The decrease in segment profit includes:

•	A $205 million decrease in NGL margins driven primarily by lower NGL volumes and prices and higher natural gas prices.

•	A $61 million increase in operating costs as previously discussed.

•

A $4 million decrease in equity earnings primarily due to $9 million and $7 million lower equity earnings from Discovery and Aux Sable, respectively, both driven by lower NGL margins. The decreases are partially offset by higher equity earnings from Laurel Mountain driven primarily by 81 percent higher gathering volumes and the receipt of an annual minimum volume commitment fee in the second quarter of 2013.

•	A $79 million increase in fee revenues as previously discussed.

•

A $62 million increase in olefin product margins including $59 million higher ethylene product margins primarily due to 34 percent lower average per-unit feedstock prices and 18 percent higher per-unit ethylene prices, partially offset by 14 percent lower volumes sold.

•	A $31 million increase in marketing margins

•	An $11 million favorable change in other (income) expense – net as previously discussed.

Williams NGL & Petchem Services

	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012
	(Millions)
Segment revenues	$72	$50	$162	$139

Segment profit	$22	$16	$58	$56

Three months ended June 30, 2013 vs. three months ended June 30, 2012

Segment revenues increased primarily due to $21 million higher NGL product sales revenues primarily due to 70 percent higher sales volumes, partially offset by lower average per-unit sales prices. The higher sales volumes resulted from the absence of the impact of filling the Boreal Pipeline, which occurred in June 2012, and improved production in 2013.

Segment costs and expenses increased $16 million primarily due to $10 million higher NGL feedstock costs resulting from 70 percent higher sales volumes combined with higher average per-unit feedstock costs and $5 million higher operating costs, including depreciation related to the Boreal Pipeline.

Management’s Discussion and Analysis (Continued)

Segment profit increased primarily due to $11 million higher NGL product margins resulting from the net effect of 70 percent higher sales volumes, and 7 percent lower average per-unit margins. This increase was partially offset by $5 million higher operating costs, including depreciation related to the Boreal Pipeline.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Segment revenues increased primarily due to $19 million higher NGL product sales revenues primarily due to 36 percent higher sales volumes, partially offset by 12 percent lower average per-unit sales prices. The higher sales volumes primarily resulted from the absence of the impact of filling the Boreal Pipeline and improved production in 2013.

Segment costs and expenses increased $21 million primarily due to $12 million higher NGL feedstock costs resulting from 36 percent higher sales volumes and $12 million higher operating costs, including depreciation related to the Boreal Pipeline.

Segment profit increased primarily due to $7 million higher NGL product margins resulting from 36 percent higher sales volumes, partially offset by 18 percent lower average per-unit margins along with a combined total of $8 million in favorable changes resulting from slightly higher fee revenue, other income and lower general and administrative expenses. These increases were substantially offset by $12 million higher operating costs.

Access Midstream Partners

	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012
	(Millions)

Segment profit	$29	$-	$29	$-

Three months ended June 30, 2013 vs. three months ended June 30, 2012

Segment profit in the second quarter of 2013 includes $18 million of equity earnings recognized from Access Midstream Partners, offset by $15 million noncash amortization of the difference between the cost of our investment and our underlying share of the net assets of Access Midstream Partners. In addition, segment profit in the second quarter of 2013 includes a noncash gain of $26 million resulting from Access Midstream Partners’ equity issuance in April 2013. This equity issuance resulted in the dilution of our ownership from approximately 24 percent to 23 percent, which is accounted for as though we sold a portion of our investment.

During the second-quarter 2013, we received a regular quarterly distribution of $22 million from Access Midstream Partners.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Segment profit in 2013 includes $35 million of equity earnings recognized from Access Midstream Partners, offset by $32 million noncash amortization of the difference between the cost of our investment and our underlying share of the net assets of Access Midstream Partners. In addition, segment profit in 2013 includes a noncash gain of $26 million resulting from Access Midstream Partners’ equity issuance in April 2013, as discussed above.

In 2013, we received regular quarterly distributions of $42 million from Access Midstream Partners.

Other

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)

Segment revenues	$7	$7	$14	$13

Segment profit (loss)	$2	$1	$(3)	$60

Management’s Discussion and Analysis (Continued)

Six months ended June 30, 2013 vs. six months ended June 30, 2012

The unfavorable change in segment profit (loss) is primarily due to the absence of the gain of $53 million recognized in 2012 related to the 2010 sale of our interest in Accroven SRL. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012, we received payment for all outstanding balances due from this sale. (See Note 4 of Notes to Consolidated Financial Statements.) The unfavorable change also reflects $6 million of project development costs incurred in the first quarter of 2013.

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

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, dividends and distributions, debt service payments, and tax payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2013:

•

We expect capital and investment expenditures to total between $4.145 billion and $4.795 billion in 2013. Of this total, maintenance capital expenditures, which are generally considered nondiscretionary and include expenditures to meet legal and regulatory requirements, to maintain and/or extend the operating capacity and useful lives of our assets, and to complete certain well connections, are expected to total between $365 million and $435 million. Expansion capital expenditures, which are generally more discretionary to fund projects in order to grow our business are expected to total between $3.78 billion and $4.36 billion. See Company Outlook – Expansion Projects, Williams Partners and Williams NGL & Petchem Services for discussions describing the general nature of these expenditures. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

•	We expect to pay total annual cash dividends of approximately $1.44 per common share in 2013, an increase of 20 percent over 2012 levels.

•

We expect to fund working capital requirements, capital and investment expenditures, debt service payments, dividends and distributions and tax payments primarily through cash flow from operations, cash and cash equivalents on hand, issuances of Williams and WPZ debt and/or equity securities, and utilization of our revolver and WPZ’s revolver and/or commercial paper program. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.925 billion and $1.975 billion in 2013.

•	We expect to maintain consolidated liquidity (which includes liquidity at WPZ) of at least $1 billion from cash and cash equivalents and unused revolver capacity.

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2013. Our internal and external sources of consolidated liquidity include cash generated from our operations, cash and cash equivalents on hand, cash proceeds from WPZ’s offerings of common units, our revolver and WPZ’s revolver and/or commercial paper program. Additional sources of liquidity, if needed, include bank financings, proceeds from the issuance of debt and/or equity securities, and proceeds from asset sales. These sources are available to us at the parent level and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances from WPZ. WPZ is expected to be self-funding through its cash flows from operations, use of its revolver and/or commercial paper program, and its access to capital markets. WPZ makes cash distributions to us in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.

Management’s Discussion and Analysis (Continued)

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity prices and margins from the range of current expectations;

•	Significant physical damage to facilities, especially damage to WPZ’s offshore facilities by named windstorms;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Lower than expected distributions, including incentive distribution rights, from WPZ. WPZ’s liquidity could also be impacted by a lack of adequate access to capital markets to fund its growth.

	June 30, 2013
Available Liquidity	WPZ	WMB		Total
	(Millions)
Cash and cash equivalents	$118	$706	(1)	$824
Capacity available under our $900 million revolver (expires June 3, 2016) (2)		900		900
Capacity available to WPZ under its $2.4 billion revolver (expires June 3, 2016) less amounts outstanding under the $2 billion commercial paper program (3) (4)	1,690			1,690

	$1,808	$1,606		$3,414

(1)

Includes $443 million of cash and cash equivalents held primarily by certain international entities, that we intend to utilize to fund growth in our Canadian midstream operations and therefore, is not considered available for general corporate purposes. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.

(2)

At June 30, 2013, we are in compliance with the financial covenants associated with this revolver. On July 31, 2013, we amended our $900 million revolver to increase the aggregate commitments to $1.5 billion and extend the maturity date to July 31, 2018. The amended revolver, under certain circumstances, may be increased up to an additional $500 million.

(3)

At June 30, 2013, WPZ is in compliance with the financial covenants associated with the WPZ revolver and commercial paper program. The WPZ revolver is only available to WPZ, Transco and Northwest Pipeline as co-borrowers. On July 31, 2013, WPZ amended its $2.4 billion revolver to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. The amended revolver, under certain circumstances, may be increased up to an additional $500 million.

(4)	In managing our available liquidity, we do not expect a maximum outstanding amount under WPZ’s commercial paper program in excess of the capacity available under WPZ’s revolver.

In addition to the revolvers listed above, we have issued letters of credit totaling $16 million as of June 30, 2013 under certain bilateral bank agreements.

Commercial Paper

In March 2013, WPZ initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under

Management’s Discussion and Analysis (Continued)

customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions. At June 30, 2013, WPZ had $710 million in commercial paper outstanding.

Shelf Registration

In April 2013, WPZ filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for their own accounts as principals. As of June 30, 2013, no common units have been issued under this registration.

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

WPZ Incentive Distribution Rights

Our ownership interest in WPZ includes the right to incentive distributions determined in accordance with WPZ’s partnership agreement. We have agreed to temporarily waive our incentive distributions through 2013 related to the common units issued by WPZ to us and the seller in connection with the Caiman Acquisition. In connection with the contribution of certain Gulf olefins assets to WPZ in November 2012, we also agreed to waive $16 million per quarter of incentive distributions until the later of December 31, 2013 or 30 days after the Geismar plant expansion is operational. Cash distributions to us from WPZ through the expected second quarter 2013 distribution have been reduced by a total of $105 million associated with these waived incentive distributions.

In May 2013, we agreed to waive additional incentive distributions of up to $200 million total through the subsequent four quarters to further support WPZ’s cash distribution metrics as its large platform of growth projects moves toward completion. Cash distributions to us from WPZ through the expected second quarter 2013 distribution have not been reduced in association with these waived incentive distributions.

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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of June 30, 2013, we estimate that a downgrade to a rating below investment grade for us or WPZ could require us to post up to $6 million or $292 million, respectively, in additional collateral with third parties.

Sources (Uses) of Cash

	Six months ended June 30,
	2013	2012
	(Millions)
Net cash provided (used) by:
Operating activities	$1,163	$858
Financing activities	548	1,822
Investing activities	(1,726)	(2,890)

Increase (decrease) in cash and cash equivalents	$(15)	$(210)

Operating activities

The increase in net cash provided by operating activities is attributable to various items including net favorable changes in working capital and $42 million of distributions from our investment in Access Midstream Partners acquired in December 2012.

Financing activities

Significant transactions include:

•	$617 million in 2013 and $1.1 billion in 2012 received from WPZ’s equity offerings;

•	$1.7 billion in 2013 and $500 million in 2012 received from WPZ’s revolver borrowings;

•	$2.1 billion in 2013 and $155 million in 2012 paid on WPZ’s revolver borrowings;

•	$710 million net proceeds received in 2013 from WPZ’s commercial paper issuances;

•	$472 million in 2013 and $342 million in 2012 paid for quarterly dividends on common stock;

•	$224 million in 2013 and $190 million in 2012 paid for dividends and distributions to noncontrolling interests;

•	$272 million received in contributions from noncontrolling interests in 2013;

•	$887 million net proceeds received from our 2012 equity offering.

Investing activities

Significant transactions include:

•	Capital expenditures of $1.5 billion and $922 million for 2013 and 2012, respectively;

Management’s Discussion and Analysis (Continued)

•	$1.72 billion paid, net of purchase price adjustments, for WPZ’s Caiman Acquisition in 2012;

•	$325 million paid, net of cash acquired in the transaction, for WPZ’s Laser Acquisition in 2012;

•	$121 million received from the reconsolidation of the Wilpro entities in 2012. (See Note 3 of our Notes to Consolidated Financial Statements.) This cash is only considered available for use in our international operations.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2013.

Foreign Currency Risk

Our consolidated foreign operations, whose functional currency is the local currency, are located primarily in Canada. Net assets of our consolidated foreign operations were approximately $910 million and $899 million at June 30, 2013 and December 31, 2012, respectively. These investments have the potential to impact our financial position due to fluctuations in these local currencies arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar would have changed total stockholders’ equity by approximately $182 million at June 30, 2013.

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

Second-Quarter 2013 Changes in Internal Controls

There have been no changes during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

The New Mexico Environment Department’s Air Quality Bureau (NMED) issued a Notice of Violation to Williams Four Corners LLC (Four Corners) on October 23, 2012, as revised on February 7, 2013, for the El Cedro Gas Treating Plant related to the plant’s use of a standby generator and the timing of periodic testing. Settlement negotiations with the NMED to resolve the alleged violations are ongoing, with the NMED offering on April 5, 2013, to settle for $162,711.

On January 18, 2013, the NMED issued a Notice of Violation to Four Corners relating to permitting issues for condensate storage tanks at the La Jara Compressor Station. Four corners has been in discussions with the NMED about such permitting issues since early 2011. Settlement negotiations to resolve the issues are ongoing, with the NMED offering on April 18, 2013, to settle for $129,978.

On February 12, 2013, NMED issued a Notice of Violation to Four Corners related to the alleged modification of turbine units and a separator tank and alleged failure to conduct performance tests on certain facilities at the La Jara Compressor Station. Four Corners has been in discussions with the NMED since 2012 regarding the separator tank and other permitting issues. Settlement negotiations to resolve the issues are ongoing, with the NMED offering on June 10, 2013, to settle for $1,336,564.

Other

The additional information called for by this item is provided in Note 12 of the Notes to Consolidated Financial Statements included under Part I, Item  1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed, except as set forth below:

The time required to return WPZ’s Geismar olefins plant to operation following the explosion and fire at the facility on June 13, 2013 and the extent and timing of costs and insurance recoveries related to the incident could be materially different than we anticipate and could cause our financial results and levels of dividends to be materially different than we project.

Our projections of financial results and expected levels of dividends are based on numerous assumptions and estimates, including but not limited to the time required to return WPZ’s Geismar, Louisiana olefins plant to operation and complete the expansion project at the facility following the explosion and fire at the plant on June 13,

2013 and the extent and timing of costs and insurance recoveries related to the incident. Our financial results and levels of dividends could be materially different than we project if our assumptions and estimates related to the incident are materially different than actual outcomes.

Item 5. Other Information

Entry Into a Material Definitive Agreement & Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Entry into Amended and Restated Credit Agreements

The Williams Companies, Inc.

On July 31, 2013, The Williams Companies, Inc. (“WMB”) entered into a First Amended & Restated Credit Agreement (the “Restated Credit Agreement”), with Citibank, N.A. (“Citi”), as administrative agent, and the lenders named therein. The Restated Credit Agreement amends and restates that certain Credit Agreement, dated as of June 3, 2011 (as amended prior to July 31, 2013, the “Existing Credit Agreement”), among WMB, Citi, as administrative agent and the lenders named therein. Capitalized terms used in this Item 5 disclosure concerning WMB and not otherwise defined herein have the meaning given to them in the Restated Credit Agreement.

The Restated Credit Agreement increases the Aggregate Commitments available to WMB by $600 million (the “Incremental Commitments”) and extends the Maturity Date to July 31, 2018. Additionally, the Restated Credit Agreement lowers, in certain cases, the applicable margin and commitment fees payable based on WMB’s senior unsecured debt ratings. The Incremental Commitments are increased Commitments from lenders named in the Existing Credit Agreement as well as a new Commitment from an institution party to the Restated Credit Agreement. After giving effect to the Restated Credit Amendment, WMB may borrow up to $1.5 billion under the Restated Credit Agreement. In addition, WMB may request an increase of up to an additional $500 million in Commitments from either new lenders or increased Commitments from existing lenders named in the Restated Credit Agreement. However at no time may the Aggregate Commitments under the Restated Credit Agreement exceed $2.0 billion.

The foregoing description of the Restated Credit Amendment does not purport to be complete and is qualified in its entirety by reference to the Restated Credit Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 by reference.

Williams Partners L.P.

On July 31, 2013, Williams Partners L.P. (“WPZ”), Northwest Pipeline LLC (“Northwest”) and Transcontinental Gas Pipe Line Company, LLC (“Transco” and, together with WPZ and Northwest, collectively the “Borrowers”) entered into a First Amended & Restated Credit Agreement (the “WPZ Restated Credit Agreement”), with Citi, as administrative agent, and the lenders named therein. The WPZ Restated Credit Agreement increases the Aggregate Commitments available to the Borrowers by $100 million (the “Incremental Commitments) and extends the Maturity Date to July 31, 2018. The Incremental Commitments are increased Commitments from lenders named in the Existing Credit Agreement as well as a new Commitment from an institution party to the Restated Credit Agreement. After giving effect to the WPZ Restated Credit Amendment, the Borrowers may borrow, in the aggregate, up to $2.5 billion under the WPZ Restated Credit Agreement. Northwest and Transco are each subject to a $500 million borrowing sublimit. Capitalized terms used in this Item 5 disclosure concerning the WPZ Restated Credit Agreement and not otherwise defined herein have the meaning given to them in the WPZ Restated Credit Agreement.

The foregoing description of the WPZ Restated Credit Amendment does not purport to be complete and is qualified in its entirety by reference to the WPZ Restated Credit Amendment, a copy of which has been filed as Exhibit 10 to WPZ’s Quarterly Report on Form 10-Q filed on July 31, 2013 (File No. 001-32599) and incorporated by reference both into this Item 5 and Exhibit 10.2.

Item 6. Exhibits

Exhibit No.		Description

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

*Exhibit 10.1	—	First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among The Williams Companies, Inc., as Borrower, the lenders named therein, and Citibank N.A., as Administrative Agent.

Exhibit 10.2	—	First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101.INS	—	XBRL Instance Document.

*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC. (Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

July 31, 2013

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K) and incorporated herein by reference.

*Exhibit 10.1	—	First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among The Williams Companies, Inc., as Borrower, the lenders named therein, and Citibank N.A., as Administrative Agent.

Exhibit 10.2	—

First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

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