Form 10-Q
period 2013-09-30
WILLIAMS COMPANIES INC
filed 2013-10-31
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 1-4174

THE WILLIAMS COMPANIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	73-0569878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE WILLIAMS CENTER
TULSA, OKLAHOMA	74172-0172
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013
Common Stock, $1 par value	683,428,418 Shares

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

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions, except per-share amounts)
Revenues:
Service revenues	$736	$675	$2,163	$2,019
Product sales	887	1,077	3,037	3,598
Total revenues	1,623	1,752	5,200	5,617
Costs and expenses:
Product costs	710	771	2,301	2,628
Operating and maintenance expenses	269	261	820	766
Depreciation and amortization expenses	207	196	606	545
Selling, general, and administrative expenses	130	137	385	415
Other (income) expense – net	(29)	14	(24)	31
Total costs and expenses	1,287	1,379	4,088	4,385
Operating income (loss)	336	373	1,112	1,232
Equity earnings (losses)	37	30	93	88
Interest incurred	(151)	(140)	(454)	(421)
Interest capitalized	27	11	75	33
Other investing income – net	10	3	62	75
Other income (expense) – net	1	—	1	(1)
Income (loss) from continuing operations before income taxes	260	277	889	1,006
Provision (benefit) for income taxes	62	77	260	281
Income (loss) from continuing operations	198	200	629	725
Income (loss) from discontinued operations	(1)	3	(10)	138
Net income (loss)	197	203	619	863
Less: Net income attributable to noncontrolling interests	56	48	175	153
Net income (loss) attributable to The Williams Companies, Inc.	$141	$155	$444	$710
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$143	$152	$454	$572
Income (loss) from discontinued operations	(2)	3	(10)	138
Net income (loss)	$141	$155	$444	$710
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.21	$.25	$.66	$.94
Income (loss) from discontinued operations	—	—	(.01)	.22
Net income (loss)	$.21	$.25	$.65	$1.16
Weighted-average shares (thousands)	683,274	626,809	682,744	613,888
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.20	$.25	$.66	$.93
Income (loss) from discontinued operations	—	—	(.01)	.22
Net income (loss)	$.20	$.25	$.65	$1.15
Weighted-average shares (thousands)	687,306	632,019	687,007	619,765
Cash dividends declared per common share	$.36625	$.3125	$1.0575	$.87125

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2013	2012	2013	2012
Net income (loss)	$197	$203	$619	$863
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $3 and ($9) in 2012	1	(9)	1	25
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $3 and $5 in 2012	(1)	(11)	(1)	(15)
Foreign currency translation adjustments	20	30	(31)	32
Pension and other postretirement benefits:
Prior service credit arising during the year, net of taxes of ($8) and ($8) in 2013 (Note 7)	15	—	15	—
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $1 and $1 in 2013	—	—	(1)	(1)
Net actuarial gain (loss) arising during the year, net of taxes of ($7) and ($7) in 2013 and $1 and $2 in 2012 (Note 7)	12	(1)	12	(4)
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($7) and ($18) in 2013 and ($6) and ($17) in 2012	9	10	29	29
Reclassifications into earnings of (gain) loss on sale of equity securities, net of taxes of $2 in 2012	—	—	—	(3)
Other comprehensive income (loss)	56	19	24	63
Comprehensive income (loss)	253	222	643	926
Less: Comprehensive income (loss) attributable to noncontrolling interests	56	40	175	157
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$197	$182	$468	$769

See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

(Millions, except per-share amounts)	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$732	$839
Accounts and notes receivable	590	688
Deferred income tax asset	117	117
Inventories	230	175
Regulatory assets	32	39
Other current assets and deferred charges	81	66
Total current assets	1,782	1,924
Investments	4,278	3,987
Property, plant and equipment, at cost	24,934	22,546
Accumulated depreciation and amortization	(7,467)	(7,079)
Property, plant and equipment – net	17,467	15,467
Goodwill	646	649
Other intangibles	1,659	1,704
Regulatory assets, deferred charges, and other	623	596
Total assets	$26,455	$24,327
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,014	$920
Accrued liabilities	700	628
Commercial paper	371	—
Long-term debt due within one year	1	1
Total current liabilities	2,086	1,549
Long-term debt	10,359	10,735
Deferred income taxes	3,414	2,841
Other noncurrent liabilities	1,650	1,775
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 718 million shares issued at September 30, 2013 and 716 million shares issued at December 31, 2012)	718	716
Capital in excess of par value	11,582	11,134
Retained deficit	(5,973)	(5,695)
Accumulated other comprehensive income (loss)	(338)	(362)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	4,948	4,752
Noncontrolling interests in consolidated subsidiaries	3,998	2,675
Total equity	8,946	7,427
Total liabilities and equity	$26,455	$24,327
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total
	(Millions)
Balance – December 31, 2012	$716	$11,134	$(5,695)	$(362)	$(1,041)	$4,752	$2,675	$7,427
Net income (loss)	—	—	444	—	—	444	175	619
Other comprehensive income (loss)	—	—	—	24	—	24	—	24
Cash dividends – common stock	—	—	(722)	—	—	(722)	—	(722)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(344)	(344)
Issuance of common stock from debentures conversion	—	1	—	—	—	1	—	1
Stock-based compensation and related common stock issuances, net of tax	2	38	—	—	—	40	—	40
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	1,819	1,819
Changes in ownership of consolidated subsidiaries, net	—	409	—	—	—	409	(652)	(243)
Contributions from noncontrolling interests	—	—	—	—	—	—	327	327
Other	—	—	—	—	—	—	(2)	(2)
Balance – September 30, 2013	$718	$11,582	$(5,973)	$(338)	$(1,041)	$4,948	$3,998	$8,946
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Millions)	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$619	$863
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	606	545
Provision (benefit) for deferred income taxes	301	117
Net (gain) loss on dispositions of assets	1	(56)
Gain on reconsolidation of Wilpro entities (Note 3)	—	(144)
Amortization of stock-based awards	28	27
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	85	82
Inventories	(53)	19
Other current assets and deferred charges	11	28
Accounts payable	(47)	(165)
Accrued liabilities	91	14
Other, including changes in noncurrent assets and liabilities	60	(41)
Net cash provided (used) by operating activities	1,702	1,289
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	370	—
Proceeds from long-term debt	1,705	2,109
Payments of long-term debt	(2,081)	(1,313)
Proceeds from issuance of common stock	14	935
Proceeds from sale of limited partner units of consolidated partnership	1,819	1,559
Dividends paid	(722)	(538)
Dividends and distributions paid to noncontrolling interests	(344)	(246)
Distributions paid to noncontrolling interests on sale of Wilpro assets (Note 3)	—	(38)
Contributions from noncontrolling interests	327	4
Other – net	6	26
Net cash provided (used) by financing activities	1,094	2,498
INVESTING ACTIVITIES:
Capital expenditures*	(2,542)	(1,652)
Purchases of and contributions to equity method investments	(350)	(282)
Purchases of businesses	—	(2,049)
Proceeds from dispositions of investments	—	79
Cash of Wilpro entities upon reconsolidation (Note 3)	—	121
Other – net	(11)	103
Net cash provided (used) by investing activities	(2,903)	(3,680)
Increase (decrease) in cash and cash equivalents	(107)	107
Cash and cash equivalents at beginning of period	839	889
Cash and cash equivalents at end of period	$732	$996
_________
* Increases to property, plant, and equipment	$(2,685)	$(1,784)
Changes in related accounts payable and accrued liabilities	143	132
Capital expenditures	$(2,542)	$(1,652)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ), and includes gas pipeline and domestic midstream businesses. The gas pipeline businesses primarily consist of two interstate natural gas pipelines, which are Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline LLC (Northwest Pipeline), a 50 percent equity investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 41 percent consolidated interest in Constitution Pipeline Company, LLC (Constitution). WPZ’s midstream operations are composed of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and natural gas liquid (NGL) fractionation and transportation assets. WPZ’s midstream assets also include an NGL fractionator and storage facilities near Conway, Kansas as well as an NGL light-feed olefins cracker in Geismar, Louisiana, along with associated ethane and propane pipelines, and a refinery grade splitter in Louisiana.
Williams NGL & Petchem Services consists primarily of a Canadian oil sands offgas processing plant located near Fort McMurray, Alberta, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta, and a 50 percent consolidated interest in Bluegrass Pipeline Company LLC (Bluegrass Pipeline).
Access Midstream Partners consists of our equity investment in Access Midstream Partners, L.P. (ACMP). As of September 30, 2013, this investment includes an indirect 50 percent interest in Access Midstream Partners, GP, L.L.C. (Access GP), including incentive distribution rights, and a 23 percent limited partner interest in ACMP. ACMP is a publicly-traded master limited partnership that provides gathering, treating, and compression services to producers under long-term, fee-based contracts. Access GP is the general partner of ACMP.
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

Notes (Continued)

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
Consolidated master limited partnership
During the first quarter of 2013, WPZ completed equity issuances of 15,937,500 common units representing limited partner interests, including 3,000,000 common units sold to us in a private placement transaction. In the third quarter of 2013, WPZ completed equity issuances of 24,725,000 common units representing limited partner interests. Following these transactions, we own approximately 64 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and incentive distribution rights as of September 30, 2013.
The previously described equity issuances by WPZ had the combined net impact of increasing our noncontrolling interests in consolidated subsidiaries by $1.169 billion, capital in excess of par value by $408 million and deferred income taxes by $242 million in the Consolidated Balance Sheet.
WPZ is self-funding and maintains separate lines of bank credit and cash management accounts. WPZ also initiated its commercial paper program in the first quarter of 2013. (See Note 9 – Debt and Banking Arrangements.) Cash distributions from WPZ to us, including any associated with our incentive distribution rights, occur through the normal partnership distributions from WPZ to all partners.
Discontinued operations
The discontinued operations presented in the accompanying consolidated financial statements and notes primarily reflect gains in 2012 associated with certain of our former Venezuela operations. (See Note 3 – Discontinued Operations.)
Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
Note 2 – Variable Interest Entities
Consolidated VIEs
We consolidate variable interest entities (VIEs) of which we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. As of September 30, 2013, we consolidate the following VIEs:
Gulfstar

During the second quarter of 2013, a third party contributed $187 million to Gulfstar One LLC (Gulfstar) in exchange for a 49 percent ownership interest in Gulfstar. This contribution was based on 49 percent of WPZ’s estimated cumulative net investment to date. The $187 million was then distributed to WPZ. Following this transaction, WPZ owns a 51 percent interest in Gulfstar, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar’s economic performance. WPZ, as construction agent for Gulfstar, is designing, constructing, and installing a proprietary floating-production system, Gulfstar FPS™, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. The project is expected to be in service in mid-2014. WPZ has received certain advance payments from the producer customers and is committed to the producer customers to construct this system. The current estimate of the total remaining construction costs is less than $400 million, which will be funded with capital contributions from WPZ and the other equity partner, proportional to ownership interest. The producer customers will be responsible for the firm price of building the facilities if they do not develop the offshore oil and gas fields to be connected to Gulfstar.

Notes (Continued)

Constitution

During the second quarter of 2013, a third party contributed $4 million to Constitution in exchange for a 10 percent ownership interest in Constitution. This contribution was based on 10 percent of Constitution’s contributed capital to date. The $4 million was then distributed to WPZ. Following this transaction, WPZ owns a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Constitution’s economic performance. WPZ, as construction agent for Constitution, is building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. WPZ plans to place the project in service in March 2015 and estimates the total remaining construction costs of the project to be less than $625 million, which will be funded with capital contributions from WPZ and the other equity partners, proportional to ownership interest.
Bluegrass Pipeline

We own a 50 percent interest in Bluegrass Pipeline, a subsidiary that, due to insufficient equity to finance activities during its development stage, is a VIE. We are the primary beneficiary because we have the power to direct the activities of the project that most significantly impact its economic performance until the first developmental stage milestone is met; we have the power to direct whether the project moves forward. We and our partner plan to construct an NGL pipeline connecting processing facilities in the Marcellus and Utica shale-gas areas in the northeastern United States to growing petrochemical and export markets in the gulf coast area of the United States. Pre-construction activities are under way and the project is planned to be in service in late 2015. This development stage entity is currently operating under a preliminary activities budget that governs the spending levels through February 28, 2014. Prior to that time, certain elections by either partner could change the relative ownership of the entity, impact the continued development of the project, and/or revise the determination of the primary beneficiary. The remaining amount that has been projected for spending under the preliminary activities budget is less than $140 million, and will be funded by us and our partner, proportional to ownership interest. Continued investment in this project beyond the preliminary activities stage will require additional significant capital contributions. Our Board of Directors has approved our continued investment in this project.
The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of these VIEs, which are joint projects in the development and construction phase:

	September 30, 2013	December 31, 2012	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$58	$8	Cash and cash equivalents
Construction in progress	897	556	Property, plant and equipment, at cost
Accounts payable	(135)	(128)	Accounts payable
Construction retainage	(2)	—	Accrued liabilities
Deferred revenue associated with customer advance payments	(110)	(109)	Other noncurrent liabilities

Notes (Continued)

Nonconsolidated VIEs
We have also identified certain interests in VIEs where we are not the primary beneficiary. These include:
Laurel Mountain

WPZ’s 51 percent-owned equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain) is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. As decisions about the activities that most significantly impact the economic performance of this entity require a unanimous vote of all members, WPZ is not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of this investment, which was $492 million at September 30, 2013.
Caiman II

WPZ’s 47.5 percent-owned equity-method investment in Caiman Energy II, LLC (Caiman II) has been determined to be a VIE because it has insufficient equity to finance activities during the construction stage of the Blue Racer Midstream joint project, which is an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale primarily in Ohio and northwest Pennsylvania. WPZ is not the primary beneficiary because it does not have the power to direct the activities of Caiman II that most significantly impact its economic performance. Our maximum exposure to loss is limited to the $380 million of total contributions that we have committed to make. At September 30, 2013, the carrying value of our investment in Caiman II was $257 million, which substantially reflects our contributions to date.
Moss Lake

Our equity-method investment in Moss Lake Fractionation LLC (Moss Lake) is a VIE because it has insufficient equity to finance activities during its development stage. We currently own 50 percent of this joint project which plans to construct a new large-scale fractionation plant, expand natural gas liquids storage facilities in Louisiana and construct a pipeline connecting these facilities to the Bluegrass Pipeline. We are not the primary beneficiary because we do not have the power to direct the majority of the activities of Moss Lake that most significantly impact its economic performance at this stage. The carrying value of our investment in Moss Lake at September 30, 2013, was $2 million, which represents our contributions to date. The amount we project for spending in order to fund our proportional share of the preliminary activities budget through February 28, 2014, is $52 million. Continued investment in this project beyond the preliminary activities stage will require additional significant capital contributions.
Note 3 – Discontinued Operations
Income (loss) from discontinued operations for the three and nine months ended September 30, 2013, includes a $3 million and $15 million, respectively, pre-tax charge resulting from an unfavorable ruling associated with our former Alaska refinery related to the Trans-Alaska Pipeline System Quality Bank.
Income (loss) from discontinued operations for the nine months ended September 30, 2012, includes a $144 million gain on reconsolidation related to our majority ownership in entities (the Wilpro entities) that owned and operated the El Furrial and PIGAP II gas compression facilities prior to their expropriation by the Venezuelan government in May 2009. We deconsolidated the Wilpro entities in 2009. In 2012, the El Furrial and PIGAP II assets were sold as part of a settlement related to the 2009 expropriation of these assets. Upon closing, the lenders that had provided financing for these operations were repaid in full, and the Wilpro entities received $98 million in cash and the right to receive quarterly cash installments of $15 million (receivable) plus interest through the first quarter of 2016. Following the settlement and repayment in full of the lenders, we reestablished control and, therefore, reconsolidated the Wilpro entities and recognized the gain on reconsolidation. This gain reflected our share of the cash, including cash received in the settlement, and the estimated fair value of the receivable held by the Wilpro entities at the time of reconsolidation. See Note 11 – Fair Value Measurements for a further discussion of this receivable.

Notes (Continued)

Note 4 – Asset Sales and Other Accruals

On June 13, 2013, an explosion and fire occurred at WPZ’s Geismar olefins plant located south of Baton Rouge, Louisiana, in an industrial complex, that resulted in the tragic deaths of two employees and injuries of additional employees and contractors. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial and operational effects.

We have substantial insurance coverage for repair and replacement costs, lost production and additional expenses related to the incident as follows:

•
Property damage and business interruption coverage with a combined per-occurrence limit of $500 million and retentions (deductibles) of $10 million per occurrence for property damage and a waiting period of 60 days per occurrence for business interruption;

•	General liability coverage with per-occurrence and aggregate annual limits of $610 million and retentions (deductibles) of $2 million per occurrence;

•	Workers’ compensation coverage with statutory limits and retentions (deductibles) of $1 million total per occurrence.
We have expensed $4 million and $10 million during the three and nine months ended September 30, 2013, respectively, of costs under our insurance deductibles in operating and maintenance expenses in the Consolidated Statement of Income. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. Through September 30, 2013, we have recognized $50 million of insurance recoveries related to this incident as a gain to other (income) expense – net within costs and expenses in our Consolidated Statement of Income.
Included in selling, general, and administrative expenses are charges of $6 million and $14 million during the three and nine months ended September 30, 2012, respectively, related to our engagement of a consulting firm to assist in better aligning resources to support our business strategy following the spin-off of WPX Energy, Inc. (WPX). During the second quarter of 2012, we incurred acquisition transaction costs of $16 million related to the acquisition of 100 percent of the ownership interests in Caiman Eastern Midstream, LLC. These costs are also included in selling, general, and administrative expenses.
Other (income) expense – net within costs and expenses, in addition to the insurance recoveries mentioned above, includes:

•
Charges of $9 million and $15 million for the three and nine months ended September 30, 2013, respectively, related to the portion of the Eminence abandonment regulatory asset that will not be recovered through rates, pursuant to Transco’s agreement in principle associated with its general rate case filing (See Note 12 – Contingent Liabilities.). We also recognized income of $3 million and $15 million for the three and nine months ended September 30, 2013, respectively, related to insurance recoveries associated with this event;

•
Charges of $2 million during the nine months ended September 30, 2013 and $2 million and $17 million during the three and nine months ended September 30, 2012, respectively, related to project development costs associated with natural gas pipeline expansion projects;

•	A $9 million accrued loss in the three and nine months ended September 30, 2013 for a contingent liability associated with a pending producer claim against us;

•
Charges of $8 million and $15 million during the three and nine months ended September 30, 2013 and $2 million and $5 million during the three and nine months ended September 30, 2012 related to the amortization of regulatory assets associated with asset retirement obligations.

Notes (Continued)

Other investing income – net includes $11 million and $37 million of interest income for the three and nine months ended September 30, 2013, respectively, associated with a receivable related to the sale of certain former Venezuela assets (see Note 3 – Discontinued Operations). This amount reflects a current year increase in yield associated with a revision in our estimate of the cash flows expected to be received as a result of continued timely payment by the counterparty. In the nine months ended September 30, 2012, other investing income – net includes $63 million of income, including $10 million of interest, related to the 2010 sale of our interest in Accroven SRL. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012 (see Note 3 – Discontinued Operations), we also received payment for all outstanding balances due from this sale, including interest. Income had previously been recognized upon receipt of payments, as future collections were not reasonably assured.

Also included in other investing income – net for the nine months ended September 30, 2013, is a $26 million gain resulting from Access Midstream Partners’ equity issuance in April 2013. This equity issuance resulted in the dilution of our ownership interest from approximately 24 percent to 23 percent, which is accounted for as though we sold a portion of our investment.
Note 5 – Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes includes:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)		(Millions)
Current:
Federal	$25	$58	$(47)	$112
State	—	10	3	18
Foreign	2	6	3	30
	27	74	(41)	160
Deferred:
Federal	21	6	233	123
State	9	(3)	41	(9)
Foreign	5	—	27	7
	35	3	301	121
Total provision (benefit)	$62	$77	$260	$281
The effective income tax rate for the total provision for the three months ended September 30, 2013, is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests and taxes on foreign operations, partially offset by the effect of state income taxes.
The effective income tax rate for the total provision for the nine months ended September 30, 2013, is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests and taxes on foreign operations, partially offset by the effect of state income taxes. The 2013 deferred provision includes $10 million related to the impact of a second-quarter Texas franchise tax law change, net of federal benefit.
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

Notes (Continued)

provision of approximately $2 million related to these matters during the third quarter of 2012. With respect to the examined years, we made cash payments of $12 million to the IRS in February of 2013.
With the spin-off of WPX on December 31, 2011, WPX entered into a tax sharing agreement with us under which we are generally liable for all U.S. federal, state, local and foreign income taxes attributable to WPX with respect to taxable periods ending on or before the distribution date. We are also principally responsible for managing any income tax audits by the various tax jurisdictions for pre-spin-off periods. In 2012, we prepared pro forma tax returns for each tax period in which WPX or any of its subsidiaries were combined or consolidated with us. In the first quarter of 2013, we reimbursed WPX a net $2 million for the additional losses shown on the pro forma tax returns, offset with additional tax resulting from the 2009 to 2010 IRS settlement.
On September 13, 2013, the IRS issued final regulations providing guidance on the treatment of amounts paid to acquire, produce or improve tangible property and proposed regulations providing guidance on the dispositions of such property. The implementation date for these regulations is January 1, 2014. Changes for tax treatment elected by us or required by the regulations will generally be effective prospectively; however, implementation of many of the regulations’ provisions will require a calculation of the cumulative effect of the changes on prior years, and it is expected that such amount will have to be included in the determination of our taxable income in 2014, or possibly over a four-year period beginning in 2014. The IRS is expected to issue additional procedural guidance regarding 2014 tax return filing requirements and how the requirements may be implemented for the gas transmission and distribution industry. Since the changes will affect the timing for deducting expenditures for tax purposes, the impact of implementation will be reflected in the amount of income taxes payable or receivable, cash flows from operations and deferred taxes beginning in 2014, with no net tax provision effect. Pending the issuance of additional procedural guidance from the IRS, we cannot at this time estimate the impact of implementing the regulations.

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

On October 30, 2013, WPZ announced its intent to pursue an agreement to acquire certain of our Canadian operations.  As a result, we no longer consider the undistributed earnings from these foreign operations to be permanently reinvested and thus expect to recognize approximately $200 million of deferred income tax expense in the fourth quarter of 2013. Of this amount, we estimate approximately $140 million will be characterized as a current income tax liability upon consummation of the proposed transaction.

Note 6 – Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$143	$152	$454	$572
Basic weighted-average shares	683,274	626,809	682,744	613,888
Effect of dilutive securities:
Nonvested restricted stock units	1,901	2,490	1,975	2,721
Stock options	2,113	2,535	2,169	2,695
Convertible debentures	18	185	119	461
Diluted weighted-average shares	687,306	632,019	687,007	619,765
Earnings (loss) per common share from continuing operations:
Basic	$.21	$.25	$.66	$.94
Diluted	$.20	$.25	$.66	$.93

Notes (Continued)

Note 7 – Employee Benefit Plans

Net periodic benefit cost is as follows:

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Components of net periodic benefit cost:
Service cost	$11	$10	$33	$29
Interest cost	12	14	38	42
Expected return on plan assets	(15)	(16)	(45)	(48)
Amortization of prior service cost	1	—	1	—
Amortization of net actuarial loss	15	13	45	40
Net actuarial loss from settlements	—	2	—	4
Net periodic benefit cost	$24	$23	$72	$67

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Components of net periodic benefit cost:
Service cost	$1	$1	$2	$2
Interest cost	2	4	8	10
Expected return on plan assets	(3)	(3)	(7)	(7)
Amortization of prior service credit	(3)	(2)	(7)	(5)
Amortization of net actuarial loss	1	2	4	6
Amortization of regulatory liability	1	—	1	—
Net periodic benefit cost	$(1)	$2	$1	$6

Amortization of prior service credit and net actuarial loss included in net periodic benefit cost for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to net regulatory liabilities instead of other comprehensive income (loss).
Amounts recognized in net regulatory liabilities include:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Amortization of prior service credit	$(1)	$(2)	$(4)	$(4)
Amortization of net actuarial loss	—	1	2	4

Notes (Continued)

During the third quarter of 2013, our other postretirement benefit plan was amended, which resulted in a remeasurement of the plan’s funded status. The overall impact of the remeasurement was to reduce our liability reflecting the plan’s funded status by $121 million, with $59 million of the decrease directly attributable to the plan amendment and $62 million due to other actuarial gains through the remeasurement date. The decrease in our liability reflecting the plan’s funded status is offset by increases to accumulated other comprehensive income (loss) and net regulatory liabilities.
During the nine months ended September 30, 2013, we contributed $92 million to our pension plans and $6 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $2 million to our other postretirement benefit plans in the remainder of 2013.
Note 8 – Inventories

	September 30, 2013	December 31, 2012
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$148	$97
Materials, supplies, and other	82	78
	$230	$175

Note 9 – Debt and Banking Arrangements
Credit Facilities
On July 31, 2013, we amended our $900 million and WPZ’s $2.4 billion credit facilities to increase the aggregate commitments to $1.5 billion and $2.5 billion, respectively and extend the maturity dates for both credit facilities to July 31, 2018. Additionally, Transco and Northwest Pipeline are each able to borrow up to $500 million under the amended WPZ credit facility to the extent not otherwise utilized by the other co-borrowers. Both credit facilities may also, under certain conditions, be increased up to an additional $500 million. As a result of the modifications, the previously deferred fees and costs related to these facilities are being amortized over the term of the new arrangements.
At September 30, 2013, letter of credit capacity under our $1.5 billion and WPZ’s $2.5 billion credit facilities is $700 million and $1.3 billion, respectively. At September 30, 2013, no letters of credit have been issued and no loans are outstanding on these credit facilities. We have issued letters of credit totaling $17 million as of September 30, 2013, under certain bilateral bank agreements.
Commercial Paper Program
In March 2013, WPZ initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions. At September 30, 2013, WPZ has $371 million in commercial paper outstanding at a weighted average interest rate of 0.41 percent.

Notes (Continued)

Note 10 – Stockholders’ Equity
The following table presents the changes in accumulated other comprehensive income (loss) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2012	$(1)	$169	$(530)	$(362)
Other comprehensive income (loss) before reclassifications	1	(31)	27	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	28	27
Other comprehensive income (loss)	—	(31)	55	24
Balance at September 30, 2013	$(1)	$138	$(475)	$(338)
Reclassifications out of accumulated other comprehensive income (loss) are presented in the following table by component for the nine months ended September 30, 2013:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$(1)	Product sales
Total cash flow hedges	(1)

Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	(2)	Note 7 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	47	Note 7 – Employee Benefit Plans
Total pension and other postretirement benefits	45

Reclassifications before income tax	44
Income tax benefit	(17)	Provision (benefit) for income taxes
Reclassifications during the period	$27

Notes (Continued)

Note 11 – Fair Value Measurements

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2013:
Measured on a recurring basis:
ARO Trust investments	$31	$31	$31	$—	$—
Energy derivatives assets not designated as hedging instruments	6	6	—	1	5
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	(1)	(2)
Additional disclosures:
Notes receivable and other	82	148	1	7	140
Long-term debt, including current portion (a)	(10,358)	(11,026)	—	(11,026)	—
Guarantee	(32)	(29)	—	(29)	—
Assets (liabilities) at December 31, 2012:
Measured on a recurring basis:
ARO Trust investments	$18	$18	$18	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	—	—	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	—	—	(1)
Additional disclosures:
Notes receivable and other	95	138	2	8	128
Long-term debt, including current portion (a)	(10,734)	(12,388)	—	(12,388)	—
Guarantee	(33)	(31)	—	(31)	—

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

Notes (Continued)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2013 or 2012.
Additional fair value disclosures
Notes receivable and other: Notes receivable and other includes a receivable related to the sale of certain former
Venezuela assets (see Note 3 – Discontinued Operations). The disclosed fair value of this receivable is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $105 million at September 30, 2013. The carrying value of this receivable is $38 million at September 30, 2013. The current and noncurrent portions are reported in accounts and notes receivable and regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.
Notes receivable and other also includes a receivable from our former affiliate, WPX (see Note 12 – Contingent Liabilities) and other notes receivable. The disclosed fair value of these receivables is primarily determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in accounts and notes receivable, and the noncurrent portion is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet.
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

Notes (Continued)

Regarding our previously described guarantee of Wiltel’s lease performance, the maximum potential exposure is approximately $36 million at September 30, 2013 and December 31, 2012. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.
We have provided guarantees in the event of nonpayment by our previously owned subsidiary, WPX, on certain contracts, primarily a natural gas purchase contract extending through 2023. We estimate the maximum undiscounted potential future payment obligation under these remaining guarantees is approximately $76 million at September 30, 2013. Our recorded liability for these guarantees, which considers our estimate of the fair value of the guarantees, is insignificant.
Note 12 – Contingent Liabilities
Indemnification of WPX Matters
We have agreed to indemnify our former affiliate, WPX and its subsidiaries, related to the following matters. In connection with this indemnification, we have accrued asset and liability balances associated with these matters, and as a result, have an indirect exposure to future developments in these matters.
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
In 2011, the Nevada district court granted WPX’s joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the FERC exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed the court’s ruling and on April 10, 2013, the Ninth Circuit Court of Appeals reversed the district court and remanded the cases to the district court to permit the plaintiffs to pursue their state antitrust claims for natural gas sales that were not subject to FERC jurisdiction under the Natural Gas Act. On August 26, 2013, WPX and the other defendants filed their petition for a writ of certiorari with the U.S. Supreme Court. Because of the uncertainty around the remaining pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time. However, it is reasonably possible that the ultimate resolution of these items and our related indemnification obligation could result in future charges that may be material to our results of operations.

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
Due to the ongoing investigation into the cause of the incident, and the limited information available associated with the filed lawsuits, which do not specify any amounts for claimed damages, we cannot reasonably estimate a range of potential loss related to these contingencies at this time.
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
From May through October 2007, the court entered seven post-trial orders in the case (interlocutory orders) which, among other things, overruled the verdict award of tort and punitive damages as well as any damages against us. The court also denied the plaintiffs’ claims for attorneys’ fees. On January 28, 2008, the court issued its judgment awarding damages against Gulf Liquids of approximately $11 million in favor of Gulsby and approximately $4 million in favor of Gulsby-Bay. Gulf Liquids, Gulsby, Gulsby-Bay, Bay Ltd., and NAICO appealed the judgment. In February 2009, we settled with certain of these parties and reduced our accrued liability as of December 31, 2008, by $43 million, including $11 million of interest. On February 17, 2011, the Texas Court of Appeals upheld the dismissals of the tort and punitive damages claims. As a result, we reduced our accrued liability as of December 31, 2011 by $33 million, including $14 million of interest. The Texas Court of Appeals also reversed and remanded the remaining claims for further proceedings. None of the parties filed a petition for review in the Texas Supreme Court. On May 8, 2012, the Texas Court of Appeals issued its mandate remanding the original breach of contract claims involving Gulsby and attorney fee claims (the remaining claims) to trial court. Trial is set for October 14, 2014.
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

Notes (Continued)

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
Other
In 2003, we entered into an agreement to sublease certain underground storage facilities to Liberty Gas Storage (Liberty). We have asserted claims against Liberty for prematurely terminating the sublease and for damage caused to the facilities. In February 2011, Liberty asserted a counterclaim for costs in excess of $200 million associated with its use of the facilities. Due to Liberty’s continued failure to substantiate its counterclaim, we are unable to evaluate its merits and determine the amount of any possible liability.
On August 31, 2012, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in our prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of the hearing. On August 27, 2013, Transco filed a stipulation and agreement with the FERC that would resolve all issues in this proceeding without the need for a hearing after reaching an agreement in principle with the participants. The stipulation and agreement is subject to review and approval by the FERC. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2013, we have accrued liabilities totaling $45 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating

Notes (Continued)

internal combustion engine maximum achievable control technology, new air quality standards for ground level ozone, one hour nitrogen dioxide emission limits, and new air quality standards impacting storage vessels, pressure valves, and compressors. We are unable to estimate the costs of asset additions or modifications necessary to comply with these new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2013, we have accrued liabilities of $11 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2013, we have accrued liabilities totaling $7 million for these costs.
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
At September 30, 2013, we have accrued environmental liabilities of $27 million related to these matters.
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
At September 30, 2013, other than as previously disclosed, we are not aware of any material claims involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Note 13 – Segment Disclosures
Our reportable segments are Williams Partners, Williams NGL & Petchem Services, and Access Midstream Partners. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, and Basis of Presentation.)
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
	(Millions)
Three months ended September 30, 2013
Segment revenues:
Service revenues
External	$731	$—	$—	$5	$—	$736
Internal	—	—	—	2	(2)	—
Total service revenues	731	—	—	7	(2)	736
Product sales
External	855	32	—	—	—	887
Internal	—	27	—	—	(27)	—
Total product sales	855	59	—	—	(27)	887
Total revenues	$1,586	$59	$—	$7	$(29)	$1,623
Segment profit (loss)	$405	$(2)	$6	$3		$412
Less:
Equity earnings (losses)	31	—	6	—		37
Income (loss) from investments	—	(1)	—	—		(1)
Segment operating income (loss)	$374	$(1)	$—	$3		376
General corporate expenses						(40)
Operating income (loss)						$336

Three months ended September 30, 2012
Segment revenues:
Service revenues
External	$668	$2	$—	$5	$—	$675
Internal	—	—	—	2	(2)	—
Total service revenues	668	2	—	7	(2)	675
Product sales
External	1,049	28	—	—	—	1,077
Internal	—	32	—	—	(32)	—
Total product sales	1,049	60	—	—	(32)	1,077
Total revenues	$1,717	$62	$—	$7	$(34)	$1,752
Segment profit (loss)	$429	$16	$—	$1		$446
Less:
Equity earnings (losses)	30	—	—	—		30
Segment operating income (loss)	$399	$16	$—	$1		416
General corporate expenses						(43)
Operating income (loss)						$373

Notes (Continued)

	Williams Partners	Williams NGL & Petchem Services	Access Midstream Partners	Other	Eliminations	Total
	(Millions)
Nine months ended September 30, 2013
Segment revenues:
Service revenues
External	$2,147	$3	$—	$13	$—	$2,163
Internal	—	—	—	8	(8)	—
Total service revenues	2,147	3	—	21	(8)	2,163
Product sales
External	2,922	115	—	—	—	3,037
Internal	—	103	—	—	(103)	—
Total product sales	2,922	218	—	—	(103)	3,037
Total revenues	$5,069	$221	$—	$21	$(111)	$5,200
Segment profit (loss)	$1,264	$56	$35	$—		$1,355
Less:
Equity earnings (losses)	84	—	9	—		93
Income (loss) from investments	—	(3)	26	—		23
Segment operating income (loss)	$1,180	$59	$—	$—		1,239
General corporate expenses						(127)
Operating income (loss)						$1,112

Nine months ended September 30, 2012
Segment revenues:
Service revenues
External	$2,005	$2	$—	$12	$—	$2,019
Internal	—	—	—	8	(8)	—
Total service revenues	2,005	2	—	20	(8)	2,019
Product sales
External	3,497	101	—	—	—	3,598
Internal	—	98	—	—	(98)	—
Total product sales	3,497	199	—	—	(98)	3,598
Total revenues	$5,502	$201	$—	$20	$(106)	$5,617
Segment profit (loss)	$1,371	$72	$—	$61		$1,504
Less:
Equity earnings (losses)	87	—	—	1		88
Income (loss) from investments	—	(2)	—	53		51
Segment operating income (loss)	$1,284	$74	$—	$7		1,365
General corporate expenses						(133)
Operating income (loss)						$1,232
September 30, 2013
Total assets	$21,633	$1,543	$2,162	$1,839	$(722)	$26,455
December 31, 2012
Total assets	$19,709	$1,134	$2,187	$1,782	$(485)	$24,327

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
Williams Partners
Williams Partners includes Williams Partners L.P. (WPZ), our consolidated master limited partnership, which includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering, processing, and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain, Gulf Coast, and Marcellus Shale regions of the United States. WPZ also owns a 5/6 interest in an olefin production facility, along with a refinery grade propylene splitter and pipelines in the Gulf region. As of September 30, 2013, we own approximately 64 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and incentive distribution rights.
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
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes our oil sands offgas processing plant near Fort McMurray, Alberta and our NGL/olefin fractionation facility and butylene/butane (B/B) splitter facility at Redwater, Alberta. We produce NGLs and propylene. Our NGL products include propane, normal butane, isobutane/butylene (butylene), and condensate. Williams NGL & Petchem Services also includes Bluegrass Pipeline Company LLC (Bluegrass Pipeline), a new joint project, which would connect processing facilities in the Marcellus and Utica shale-gas areas in the U.S. Northeast to growing petrochemical and export markets in the U.S. Gulf Coast.
Access Midstream Partners
Access Midstream Partners includes our equity method investment in Access Midstream Partners L.P. (ACMP), acquired in December 2012. As of September 30, 2013, this investment includes a 23 percent limited partner interest in ACMP and a 50 percent indirect interest in Access Midstream Partners GP L.L.C. (Access GP), including incentive distribution rights. ACMP is a publicly traded master limited partnership that owns, operates, develops, and acquires

Management’s Discussion and Analysis (Continued)

natural gas gathering systems and other midstream energy assets, which bolsters our position in the Marcellus and Utica shale plays and adds diversity via the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas.
Unless indicated otherwise, the following discussion and analysis of our results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our 2012 Annual Report on Form 10-K, filed February 27, 2013.
Proposed Dropdown
On October 30, 2013, WPZ announced its intent to pursue an agreement to acquire certain of our Canadian operations, including our oil sands offgas processing plant near Fort McMurray, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, and the Boreal pipeline. WPZ expects to fund the transaction through the issuance of a new class of limited-partner units to us. These units will receive quarterly distributions of additional paid-in-kind units, all of which will be convertible to common units at a future date. The transaction is subject to execution of an agreement, review and recommendation by the Conflicts Committee of the general partner of WPZ, and approval of both our and WPZ’s Board of Directors.
Dividends
In September 2013, we paid a regular quarterly dividend of $0.36625 per share, which was 17.2 percent higher than the same period last year and 3.9 percent higher than the prior quarter. Also, consistent with our expectation of receiving increasing cash distributions from our interests in WPZ and ACMP, we expect to increase our dividend on a quarterly basis. We expect a 20 percent annual dividend increase in 2013, 2014, and 2015.
Overview of Nine Months Ended September 30, 2013
Income (loss) from continuing operations attributable to The Williams Companies, Inc., for the nine months ended September 30, 2013, changed unfavorably by $118 million compared to the nine months ended September 30, 2012. This change primarily reflects:

•
A $104 million unfavorable change in segment operating income at Williams Partners primarily due to lower NGL margins driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices, and higher natural gas prices, along with higher operating costs associated with ongoing growth. Partially offsetting these unfavorable changes was an increase in fee revenues (see Results of Operations – Segments, Williams Partners);

•
The absence of $63 million of income recognized in 2012 related to the 2010 sale of our interest in Accroven SRL. This is partially offset by $37 million of interest income recorded in 2013 associated with a receivable related to the sale of certain former Venezuela assets and a gain of $26 million resulting from Access Midstream Partners’ equity issuance in April 2013 (see Note 4 – Asset Sales and Other Accruals of Notes to Consolidated Financial Statements).

See additional discussion in Results of Operations.
Williams Partners
Geismar Incident
On June 13, 2013, an explosion and fire occurred at WPZ’s Geismar olefins plant located south of Baton Rouge, Louisiana, in an industrial complex, which resulted in the tragic deaths of two employees and injuries of additional employees and contractors. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects.
We have substantial insurance coverage for repair and replacement costs, lost production and additional expenses related to the incident as follows:

Management’s Discussion and Analysis (Continued)

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
We have been focused on conducting the causal investigations with the Occupational Safety and Health Administration and the Chemical Safety Board. We have expensed $4 million and $10 million during the three and nine months ended September 30, 2013, respectively, of costs under our insurance deductibles in operating and maintenance expenses in the Consolidated Statement of Income. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. Through September 30, 2013, we have recognized $50 million of insurance recoveries related to this incident as a gain to other (income) expense - net within costs and expenses in our Consolidated Statement of Income.
Following the repair and plant expansion, the Geismar plant is expected to be in operation by April 2014. We expect our insurance coverage will significantly mitigate our financial loss. We currently estimate $343 million of total cash recoveries from insurers related to business interruption losses. Our current damage assessment and repair plan reaffirmed the previously estimated cost of $102 million to repair the plant. We will be impacted by certain uninsured losses, including amounts associated with the 60-day waiting period for business interruption, as well as other deductibles and uninsured expenses. Our assumptions and estimates, including the timing for the expanded plant return to operation, repair cost estimates, and insurance proceeds associated with our property damage and business interruption coverage are subject to various risks and uncertainties that could cause the actual results to be materially different.
Marcellus Shale
In the second quarter of 2013, we completed an expansion to our natural gas gathering system, processing facilities, and fractionator in our Ohio Valley Midstream business of the Marcellus Shale including a third turbo-expander at our Fort Beeler facility, which added 200 MMcf/d of processing capacity. In the first half of 2014, we expect to add fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 thousand barrels per day (Mbbls/d), complete our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity, and finalize the construction of our first deethanizer with a capacity of 40 Mbbls/d and the associated 50-mile ethane line to Houston, Pennsylvania.
Overland Pass Pipeline
Through our equity investment in Overland Pass Pipeline Company LLC (OPPL), we completed the construction of a pipeline expansion in the second quarter of 2013, which increased the pipeline’s capacity to 255 Mbbls/d. In addition, a new connection was completed in April 2013 to bring new volumes to OPPL from the Bakken Shale in the Williston basin.
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

Management’s Discussion and Analysis (Continued)

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
Three Rivers Midstream has signed a long-term fee-based dedicated gathering and processing agreement for our partner’s production in the area, including approximately 275,000 dedicated acres. Three Rivers Midstream plans to construct a 200 million cubic feet per day (MMcf/d) cryogenic gas processing plant and related facilities at a location to be determined. The initial plant is expected to be placed into service in mid-2015. The system is expected to be connected to two major proposed developments in Pennsylvania – our partner’s proposed ethylene cracker (feasibility study is in progress) in Beaver County and our joint project to develop the Bluegrass Pipeline system that would deliver Marcellus and Utica liquids to the Gulf Coast and export markets.
Gulfstar
Effective April 1, 2013, WPZ sold a 49 percent interest in Gulfstar One LLC (Gulfstar) to a third party for $187 million, representing their proportionate share of estimated capital expenditures to date for the construction of Gulfstar FPS™, which is a proprietary floating production system and has been under construction since late 2011. It is supported by multiple agreements with two major producers to provide production handling, export pipeline, oil and gas gathering and gas processing services for the Tubular Bells field development located in the eastern deepwater Gulf of Mexico. The Gulfstar FPS™ will tie into our wholly owned oil and gas gathering and gas processing systems in the eastern Gulf of Mexico. Gulfstar FPS™ is expected to have an initial capacity of 60 Mbbls/d, up to 200 MMcf/d of natural gas and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. The project is expected to be in service in mid-2014.
Mid-Atlantic Connector
The Mid-Atlantic Connector Project involves an expansion of Transco’s mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. In July 2011, we received approval from the FERC for the project. We placed the project into service in the first quarter of 2013, and it increased capacity by 142 Mdth/d.
Volume impacts in 2013
Due to unfavorable ethane economics, we reduced our recoveries of ethane in our plants during most of the first nine months of 2013, which resulted in 29 percent lower NGL production volumes and 46 percent lower NGL equity sales volumes in the first nine months of 2013 compared to the same period of 2012.
As a result of the Geismar Incident, ethylene sales volumes have decreased 96 percent and 41 percent for the three and nine months ended 2013, respectively, compared to the same period of 2012.
Volatile commodity prices
NGL margins were approximately 42 percent lower in the first nine months of 2013 compared to the same period of 2012 driven by reduced ethane recoveries, as previously mentioned, coupled with lower NGL prices and higher natural gas prices. However, our average per-unit composite NGL margin in the first nine months of 2013 has increased slightly compared to the same period of 2012 as the relative mix of NGL products produced has shifted to a greater proportion of higher-margin non-ethane products.

Management’s Discussion and Analysis (Continued)

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

Cents per gallon
1.35
1.15
0.95
0.75
0.55
0.35
0.15
-0.05
Gallons (Millions)
750
620
490
360
230
100
(30)
Q4'10
Q1'11
Q2'11
Q3'11
Q4'11
Q1'12
Q2'12
Q3'12
Q4'12
Q1'13
Q2'13
Q3'13
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
Bluegrass Pipeline and Moss Lake
In the second quarter of 2013, we finalized the formation of a joint project to develop the Bluegrass Pipeline. We own a 50 percent consolidated interest in Bluegrass Pipeline, which would connect processing facilities in the Marcellus and Utica shale-gas areas in the U.S. Northeast to growing petrochemical and export markets in the U.S. Gulf Coast. The pipeline would deliver mixed NGLs from these producing areas to proposed new fractionation and storage facilities, which would have connectivity to petrochemical facilities and product pipelines along the coasts of Louisiana and Texas. We are working to develop customer support for the pipeline, including the recently announced open season for capacity on Bluegrass Pipeline. The first phase of the project is expected to have a mixed NGLs take-away capacity of 200 Mbbls/d and is planned to be in service in late 2015. The second phase of the project is expected to increase capacity to 400 Mbbls/d.

Management’s Discussion and Analysis (Continued)

Through our 50 percent equity investment in Moss Lake Fractionation LLC, the project would also include constructing a new large-scale fractionation plant and expanding NGL storage facilities in Louisiana. In October 2013, we announced a related joint project, Moss Lake LPG Terminal, which explores the development of a new liquefied petroleum gas export terminal and related facilities on the Gulf Coast to provide customers access to international markets.
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
The following factors, among others, could impact our businesses in 2013.

Management’s Discussion and Analysis (Continued)

Williams Partners
Commodity price changes
We expect ethane prices to remain at current levels, which will result in continued ethane rejection across most of our systems. We further expect that the combination of lower NGL prices and higher natural gas prices will result in overall total NGL margins being lower than the previous year. NGL price changes have historically correlated somewhat with changes in the price of crude oil, although NGL, crude, and natural gas prices are highly volatile, and difficult to predict. NGL margins are highly dependent upon regional supply/demand balances of natural gas. NGL prices will benefit from exports to satisfy global demand. NGL products are currently the preferred feedstock for ethylene and propylene production, and are expected to remain advantaged over crude-based feedstocks into the foreseeable future.
Gathering, processing, and NGL sales volumes

•
The growth of natural gas production supporting our gathering and processing volumes is impacted by producer drilling activities, which are influenced by commodity prices including natural gas, ethane and propane prices. In addition, the natural decline rates in producing areas impact the amount of gas available for gathering and processing.

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

•
We anticipate equity NGL volumes in 2013 to be lower than 2012 primarily due to periods when we expect it will not be economical to recover ethane. In addition, our equity NGL volumes were also impacted by a change in a customer’s contract from percent-of-liquids to fee-based processing, with a portion of the fee representing a share of the associated NGL margins.

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
In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the total abandonment costs, which will be capital in nature, will be approximately $103 million, which is expected to be spent through the first half of 2014. As of September 30, 2013, we have incurred approximately $92 million of these abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns. Consistent with the terms of the pending rate case, for the three and nine months ended September 30, 2013, we expensed $9 million and $15 million, respectively, related to the Eminence abandonment regulatory asset that will not be recovered in rates. We have also recognized income for the three and nine months ended September 30, 2013, of $3 million and $15 million, respectively, related to insurance recoveries associated with this event.

Management’s Discussion and Analysis (Continued)

Filing of rate cases
On August 31, 2012, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of the hearing. On August 27, 2013, after reaching an agreement in principle with the participants, Transco filed with the FERC a stipulation and agreement that would resolve all issues in this proceeding without the need for a hearing. The stipulation and agreement is subject to review and approval by the FERC. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
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
Access Midstream Partners
Access Midstream Partners expects its annual distributions to unitholders will grow by approximately 15 percent in 2013 and 2014. We forecast that we will receive distributions of $92 million from our investment in Access Midstream Partners for 2013.
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
Expansion Projects
We expect to invest total capital in 2013 among our business segments as follows:

	Low	High
	(Millions)
Segment:
Williams Partners	$3,135	$3,465
Williams NGL & Petchem Services	620	730
Our ongoing major expansion projects include the following:

Management’s Discussion and Analysis (Continued)

Williams Partners
Leidy Southeast
In September 2013, we filed an application with the FERC for Transco’s Leidy Line Southeast Expansion project to expand our existing natural gas transmission system from the Marcellus Shale production region on Transco’s Leidy Line in Pennsylvania to delivery points along its main system from Station 85 in Alabama. We plan to place the project into service in December 2015, and expect to increase capacity by an additional 525 Mdth/d.
Mobile Bay South III
In July 2013, we filed an application with the FERC for an expansion of Transco’s Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. We plan to place the project into service in April 2015 and it is expected to increase capacity on the line by 225 Mdth/d.
Constitution Pipeline
In June 2013, we filed an application with the FERC for authorization to construct and operate the new jointly-owned Constitution Pipeline. As of May 2013, we currently own 41 percent of Constitution Pipeline with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution Pipeline. The new 120-mile Constitution Pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We plan to place the project into service in March 2015, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers.
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

Management’s Discussion and Analysis (Continued)

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

•
As previously discussed, we completed construction at our Fort Beeler facility in the Marcellus Shale, which added 200 MMcf/d of processing capacity in the second quarter of 2013. We have several significant projects under construction with targeted construction completion in the first half of 2014. We are completing a 43 Mbbls/d expansion of the Moundsville fractionator, installation of 40 Mbbls/d of deethanization capacity, a 50-mile ethane pipeline, condensate stabilization, and the first 200 MMcf/d of processing at Oak Grove. These projects are expected to provide the base facilities required to meet current contractual obligations.

•
Expansions to the Laurel Mountain Midstream, LLC (Laurel Mountain) gathering system infrastructure to increase the capacity to 700 MMcf/d by the end of 2015 through capital to be invested within this equity investment.

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
Parachute
Due to a reduction in drilling in the Piceance basin during 2012 and early 2013, we delayed the in-service date of our 350 MMcf/d cryogenic natural gas processing plant in Parachute that was planned for service in 2014. We are currently planning an in-service date in mid-2016. We will continue to monitor the situation to determine whether an earlier in-service date is warranted.
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
Keathley Canyon Connector™
Our equity investee which we operate, Discovery Producer Services LLC (Discovery), plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the Keathley Canyon and Green Canyon areas. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The gas will be processed at Discovery’s Larose Plant and the NGLs will be fractionated at Discovery’s Paradis Fractionator. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. The pipeline is expected to be in service in the fourth quarter of 2014.

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
NGL Infrastructure Expansion
We executed a long-term agreement to provide gas processing to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta. To support the new agreement, we plan to build a new liquids extraction plant, an extension of the Boreal Pipeline, and increase the capacity of the Redwater facilities. The extension of the Boreal Pipeline will enable transportation of the NGL/olefins mixture from the new extraction plant to our expanded Redwater facility. The NGL/olefins recovered are initially expected to be approximately 12 Mbbls/d by mid-2015. The NGL/olefins mixture will be fractionated at our Redwater facilities into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate. To mitigate the ethane price risk associated with this deal, we have a long-term supply agreement with a third-party customer.
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

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	$ Change*	% Change*	2013	2012	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$736	$675	+61	+9%	$2,163	$2,019	+144	+7%
Product sales	887	1,077	-190	-18%	3,037	3,598	-561	-16%
Total revenues	1,623	1,752	-129	-7%	5,200	5,617	-417	-7%
Costs and expenses:
Product costs	710	771	+61	+8%	2,301	2,628	+327	+12%
Operating and maintenance expenses	269	261	-8	-3%	820	766	-54	-7%
Depreciation and amortization expenses	207	196	-11	-6%	606	545	-61	-11%
Selling, general, and administrative expenses	130	137	+7	+5%	385	415	+30	+7%
Other (income) expense – net	(29)	14	+43	NM	(24)	31	+55	NM
Total costs and expenses	1,287	1,379			4,088	4,385
Operating income (loss)	336	373			1,112	1,232
Equity earnings (losses)	37	30	+7	+23%	93	88	+5	+6%
Interest expense	(124)	(129)	+5	+4%	(379)	(388)	+9	+2%
Other investing income – net	10	3	+7	NM	62	75	-13	-17%
Other income (expense) – net	1	—	+1	NM	1	(1)	+2	NM
Income (loss) from continuing operations before income taxes	260	277			889	1,006
Provision (benefit) for income taxes	62	77	+15	+19%	260	281	+21	+7%
Income (loss) from continuing operations	198	200			629	725
Income (loss) from discontinued operations	(1)	3	-4	NM	(10)	138	-148	NM
Net income (loss)	197	203			619	863
Less: Net income attributable to noncontrolling interests	56	48	-8	-17%	175	153	-22	-14%
Net income (loss) attributable to The Williams Companies, Inc.	$141	$155			$444	$710

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended September 30, 2013 vs. three months ended September 30, 2012

The increase in service revenues is primarily due to higher fee revenues associated with the growth in the businesses acquired in the 2012 acquisitions of Caiman Eastern Midstream, LLC (Caiman Acquisition) and certain entities from Delphi Midstream Partners, LLC (Laser Acquisition). This growth includes higher gathering volumes from new well connections resulting from infrastructure additions, increased gathering rates associated with customer contract modifications, and contributions from the processing and fractionation facilities placed in service in the latter half of

Management’s Discussion and Analysis (Continued)

2012 and in 2013. Additionally, natural gas transportation fee revenues increased from expansion projects placed into service in 2012 and 2013 and new rates effective during first-quarter 2013. Partially offsetting these increases are lower fee revenues in the eastern Gulf Coast primarily driven by natural declines in Bass Lite and Blind Faith production area volumes, as well as decreased gathering and processing fee revenues driven by lower volumes in the Piceance and Four Corners areas.
The decrease in product sales is primarily due to lower olefin production revenues resulting from the loss of production as a result of the Geismar Incident. In addition, NGL production revenues decreased due to lower volumes primarily driven by reduced ethane recoveries and a change in a certain customer contract from percent-of-liquids to fee-based processing, as well as decreases in average ethane per-unit sales prices. Marketing revenues also decreased primarily due to lower NGL prices and lower crude oil and natural gas volumes, partially offset by higher crude oil prices and higher natural gas prices.
The decrease in product costs is primarily due to decreased olefin feedstock purchases as a result of the Geismar Incident. In addition, marketing purchases decreased resulting from lower NGL prices and lower crude oil and natural gas volumes, partially offset by higher crude oil prices and higher natural gas prices.
The increase in operating and maintenance expenses is primarily associated with the subsequent growth in the operations of the businesses acquired in the Caiman and Laser Acquisitions including increased pipeline maintenance and repair costs, as well as a scheduled third-quarter shutdown to conduct maintenance at Williams NGL & Petchem Services. These increases are partially offset by a decrease in compressor and pipeline maintenance expenses resulting from the absence of expenses related to the substantial completion of our natural gas pipeline integrity management plan during 2012 and lower operating costs in our Four Corners area related to the consolidation of certain operations.
The increase in depreciation and amortization expenses reflects increased depreciation expense in 2013 associated with the businesses acquired in 2012 and depreciation on subsequent infrastructure additions, partially offset by the absence of increased depreciation in 2012 on certain assets in the Gulf Coast region resulting from a change in the estimated useful lives.
The decrease in selling, general, and administrative expenses (SG&A) includes the absence of reorganization related costs in 2012 (see Note 4 – Asset Sales and Other Accruals of Notes to Consolidated Financial Statements).
The favorable changes in other (income) expense – net within operating income (loss) primarily include $50 million of income associated with insurance recoveries related to the Geismar Incident and $3 million of insurance recoveries related to the abandonment of certain Eminence storage assets. Partially offsetting these changes is a $9 million expense recognized in third-quarter 2013 related to the portion of certain of the Eminence abandonment regulatory asset that will not be recovered in rates and a $9 million accrued loss for a contingent liability associated with a pending producer claim against us.
The unfavorable change in operating income (loss) generally reflects lower olefin production margins, lower NGL production margins and a decrease in marketing margins, partially offset by increased fee revenues and the favorable changes in other (income) expense – net as described above.
The favorable change in equity earnings (losses) is primarily due to higher equity earnings at Access Midstream Partners due to the absence of this investment in 2012 and higher equity earnings from Laurel Mountain and Aux Sable Liquid Products LP (Aux Sable) driven by their higher operating results . These higher earnings are partially offset by lower equity earnings from Discovery driven by lower NGL margins resulting from decreased ethane recoveries.
Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Williams Partners, partially offset by an increase in interest incurred primarily due to an increase in borrowings.
The favorable change in other investing income – net is primarily due to $8 million higher interest income recorded in the third quarter of 2013 associated with a receivable related to the sale of certain former Venezuela assets (See Note 4 – Asset Sales and Other Accruals of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income in 2013. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

See Note 3 – Discontinued Operations of Notes to Consolidated Financial Statements for a discussion of the items in income (loss) from discontinued operations.
The unfavorable change in net income attributable to noncontrolling interests primarily reflects the noncontrolling interests’ share of WPZ income from Geismar in 2013, following the dropdown in November 2012, as well as our slightly decreased percentage of limited partner ownership of WPZ, partially offset by higher income allocated to the general partner associated with incentive distribution rights.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012

The increase in service revenues is primarily due to higher fee revenues associated with the growth in the businesses acquired in 2012, including higher volumes from new well connections resulting from infrastructure additions, a full nine month of operations from these businesses, increased gathering rates associated with customer contract modifications, as well as contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013. Additionally, natural gas transportation fee revenues increased from expansion projects placed into service in 2012 and 2013 and new rates effective during first-quarter 2013. Partially offsetting these increases are decreased gathering and processing fee revenues primarily due to a natural decline in production volumes, primarily in the Piceance basin, and severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas. In addition, fee revenues decreased in the eastern Gulf Coast primarily driven by natural declines in Bass Lite and Blind Faith production area volumes.
The decrease in product sales is primarily due to a decrease in NGL production revenues due to lower volumes primarily driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices. Marketing revenues also decreased resulting from lower NGL prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. Also impacting the decrease are lower crude oil volumes related to natural declines in Bass Lite and Blind Faith production area and lower olefin production revenues primarily due to lower volumes from the loss of production as a result of the Geismar Incident, partially offset by higher per-unit sales prices.
The decrease in product costs is primarily due to lower marketing purchases resulting from lower NGL prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. In addition, olefin feedstock purchases decreased reflecting lower sales volumes and lower average per-unit feedstock costs. Costs associated with the production of NGLs also decreased primarily resulting from lower volumes, driven by lower ethane recoveries, partially offset by an increase in average natural gas prices.
The increase in operating and maintenance expenses is primarily associated with the subsequent growth in the operations of the businesses acquired in the Caiman and Laser Acquisitions including higher pipeline maintenance and repair costs, a scheduled third-quarter 2013 shutdown to conduct maintenance at Williams NGL & Petchem Services and $10 million of costs incurred under our insurance deductibles resulting from the Geismar Incident. These increases are partially offset by lower compressor and pipeline maintenance and repair expenses resulting from the absence of expenses related to the substantial completion of our natural gas pipeline integrity management plan during 2012 and lower operating costs in our Four Corners area related to the consolidation of certain operations.
The increase in depreciation and amortization expenses reflects a full nine months of depreciation expense in 2013 related to the Caiman and Laser Acquisitions and depreciation on subsequent infrastructure additions, partially offset by the absence of increased depreciation in 2012 on certain assets in the Gulf Coast region resulting from a change in the estimated useful lives.
The decrease in SG&A is primarily due to the absence of acquisition and transition costs incurred in 2012 and the absence of reorganization related costs in 2012 (see Note 4 – Asset Sales and Other Accruals of Notes to Consolidated Financial Statements).

Management’s Discussion and Analysis (Continued)

The favorable change in other (income) expense – net within operating income primarily includes $50 million of income associated with insurance recoveries related to the Geismar Incident, $15 million of insurance recoveries related to the abandonment of certain Eminence storage assets, and $17 million lower project development costs. Partially offsetting these changes is a $15 million expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates, a $9 million accrued loss for a contingent liability associated with a pending producer claim against us recognized in the third quarter of 2013, and the absence of a $6 million gain on the sale of equipment in the second quarter of 2012.
The unfavorable change in operating income (loss) generally reflects lower NGL production margins, higher operating costs, and lower olefin production margins, partially offset by increased fee revenues, and the favorable changes in other (income) expense – net as described above.
The favorable changes in equity earnings (losses) are primarily due to higher equity earnings from Laurel Mountain driven by higher operating results and higher equity earnings from Access Midstream Partners due to the absence of this investment in 2012, partially offset by lower equity earnings from Discovery due to lower NGL margins driven by decreased ethane recoveries and lower equity earnings at Aux Sable driven by lower NGL margins.
Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Williams Partners, partially offset by an increase in interest incurred primarily due to an increase in borrowings.
The unfavorable change in other investing income – net is primarily due to the absence of $63 million of income recognized in 2012, including $10 million of interest income, related to the 2010 sale of our interest in Accroven SRL. This is partially offset by $32 million of higher interest income recorded in 2013 associated with a receivable related to the sale of certain former Venezuela assets, as compared to 2012, and a gain of $26 million resulting from Access Midstream Partners’ equity issuance in April 2013. (See Note 4 – Asset Sales and Other Accruals of Notes to Consolidated Financial Statements.)
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income in 2013. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Income (loss) from discontinued operations in 2013 primarily includes a $15 million charge resulting from an unfavorable ruling associated with our former Alaska refinery related to the Trans-Alaska Pipeline System Quality Bank. Income (loss) from discontinued operations in 2012 primarily includes a $144 million gain on reconsolidation following the sale of certain of our former Venezuela operations. (See Note 3 – Discontinued Operations of Notes to Consolidated Financial Statements.)
The unfavorable change in net income attributable to noncontrolling interests primarily reflects the noncontrolling interests’ share of WPZ income from Geismar in 2013, following the dropdown in November 2012, and our slightly decreased percentage of limited partner ownership of WPZ, partially offset by higher income allocated to the general partner associated with incentive distribution rights. It also reflects our partners’ share of increased interest income related to a receivable from the sale of certain former Venezuela assets. (See Note 4 – Asset Sales and Other Accruals of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Period-Over-Period Operating Results - Segments
Williams Partners

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Segment revenues	$1,586	$1,717	$5,069	$5,502
Segment profit	405	429	1,264	1,371
Three months ended September 30, 2013 vs. three months ended September 30, 2012
The decrease in segment revenues includes:

•	A $114 million decrease in olefin sales primarily due to the loss of production as a result of the Geismar Incident.

•
A $56 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $43 million due to lower volumes and a $13 million decrease associated with 5 percent lower average realized non-ethane per-unit sales prices and 32 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 68 percent lower primarily driven by reduced ethane recoveries, as previously mentioned. The decrease in both ethane and non-ethane volumes is also due to a change in a certain customer’s contract from percent-of-liquids to fee-based processing.

•
A $39 million decrease in marketing revenues primarily associated with lower NGL prices and lower crude oil and natural gas volumes, partially offset by higher crude oil prices and higher natural gas prices. The changes in marketing revenues are substantially offset by similar changes in marketing purchases.

•
A $63 million increase in fee revenues primarily due to $46 million higher fee revenues resulting from higher gathering volumes driven by new well connections related to infrastructure additions and increased gathering rates associated with customer contract modifications primarily in the Susquehanna Supply Hub and higher gathering volumes and contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013 in the Ohio Valley Midstream business. Natural gas transportation revenues also increased $26 million from expansion projects placed into service in 2012 and 2013, as well as new rates effective in first-quarter 2013. Partially offsetting these increases is a $7 million decrease in gathering and processing revenues resulting from lower production in the Piceance basin and Four Corners areas. In addition, fee revenues decreased $8 million in the eastern Gulf Coast primarily driven by natural declines in Bass Lite and Blind Faith production area volumes.

•	A $10 million increase in other product sales primarily due to higher system management gas sales from our gas pipeline businesses (offset in segment costs and expenses).

The decrease in segment costs and expenses of $106 million includes:

•	A $38 million decrease in olefin feedstock purchases primarily due to the loss of production as a result of the Geismar Incident.

•
A $33 million decrease in marketing purchases primarily due to lower NGL prices and lower crude oil and natural gas volumes, partially offset by higher crude oil prices and higher natural gas prices (more than offset in marketing revenues).

Management’s Discussion and Analysis (Continued)

•
A $7 million decrease in costs associated with our equity NGLs reflecting a $21 million decrease related to lower volumes, partially offset by an increase of $14 million associated with 30 percent higher average natural gas prices.

•
A $7 million decrease in operating costs primarily due to lower compressor and pipeline maintenance and repair expenses at our Gulf Coast businesses associated with the absence of expenses relating to the substantial completion of a natural gas pipeline integrity management plan during 2012 as well as lower operating costs in the Four Corners area related to the consolidation of certain operations. These decreases are partially offset by higher operating and maintenance expenses and depreciation and amortization expenses associated with the Ohio Valley Midstream and Susquehanna Supply Hub businesses due to growth in these operations.

•
A $36 million favorable change in other (income) expense – net primarily attributable to the recognition of $50 million of income associated with insurance recoveries during the third quarter of 2013 related to the Geismar Incident and $3 million of insurance recoveries related to the abandonment of certain Eminence storage assets. The favorable changes are partially offset by $9 million of expense related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates as well as a $9 million accrued loss for a contingent liability associated with a pending producer claim against us recognized in third-quarter 2013.

•	A $10 million increase in other product costs primarily due to higher system management gas costs from our gas pipeline businesses (offset in segment revenues).
The decrease in segment profit includes:

•
A $76 million decrease in olefin product margins, including $59 million lower ethylene product margins primarily due to 96 percent lower volumes sold related to the loss of production as a result of the Geismar Incident.

•	A $49 million decrease in NGL margins driven primarily by lower NGL volumes, lower average NGL prices, and higher natural gas prices.

•	A $6 million decrease in marketing margins.

•	A $63 million increase in fee revenues as previously discussed.

•	A $36 million favorable change in other (income) expense – net as previously discussed.

•	A $7 million decrease in operating costs as previously discussed.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012

The decrease in segment revenues includes:

•
A $277 million decrease in revenues from our equity NGLs reflecting a decrease of $180 million due to lower volumes and a $97 million decrease associated with 13 percent lower average realized non-ethane per-unit sales prices and 49 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 78 percent lower driven by reduced ethane recoveries, as previously mentioned, and equity non-ethane volumes are 5 percent lower primarily due to a change in a customer’s contract from percent-of-liquids to fee-based processing and periods of severe winter weather conditions in the first quarter of 2013 that affected our western onshore operations that prevented producers from delivering gas.

•
A $222 million decrease in marketing revenues primarily associated with lower NGL prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. The changes in marketing revenues are more than offset by similar changes in marketing purchases.

Management’s Discussion and Analysis (Continued)

•
A $132 million decrease in olefin sales due to $169 million lower volumes, partially offset by $37 million associated with higher per-unit sales prices. Olefins production volumes are lower primarily due to the loss of production as a result of the Geismar Incident, partially offset by the absence of 7 days of unplanned turbine maintenance in April 2012, and changes in inventory management. Ethylene prices averaged 21 percent higher, partially offset by 34 percent lower butadiene prices.

•
A $142 million increase in fee revenues primarily includes $126 million higher fee revenues resulting from higher gathering volumes driven by new well connections related to infrastructure additions, a full nine months of operations, and increased gathering rates associated with customer contract modifications primarily in the Susquehanna Supply Hub, as well as contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013 in the Ohio Valley Midstream business. Natural gas transportation revenues also increased $71 million from expansion projects placed into service in 2012 and 2013, as well as new rates effective in first-quarter 2013. Partially offsetting these increases is a $39 million decrease in gathering and processing revenues primarily due to a natural decline in production volumes, primarily in the Piceance basin, and severe winter weather conditions in the first quarter of 2013, which prevented producers from delivering gas in our western onshore operations. In addition, fee revenues decreased $25 million in the eastern Gulf Coast primarily driven by natural declines in Bass Lite and Blind Faith production area volumes.

•	A $54 million increase in other product sales primarily due to higher system management gas sales from our gas pipeline businesses (offset in segment costs and expenses).
The decrease in segment costs and expenses of $329 million includes:

•
A $246 million decrease in marketing purchases primarily due to lower NGL prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices (substantially offset in marketing revenues).

•
A $118 million decrease in olefin feedstock purchases due to $90 million of lower volumes, primarily due to the loss of production as a result of the Geismar Incident, and $28 million lower feedstock costs, reflecting 25 percent lower average per-unit ethylene feedstock costs.

•
A $23 million decrease in costs associated with our equity NGLs reflecting a $69 million decrease due to lower natural gas volumes, partially offset by a $46 million increase related to a 37 percent increase in average natural gas prices.

•
A $54 million increase in operating costs including higher operating and maintenance expenses and depreciation and amortization expenses primarily associated with the businesses acquired in the Laser and Caiman Acquisitions in February and April 2012, respectively, and the subsequent growth in these operations. The increase in operating costs also includes $10 million of costs incurred under our insurance deductibles resulting from the Geismar Incident. These increases are partially offset by the absence of acquisition and transition costs of $22 million incurred in 2012. Additionally, compressor and pipeline maintenance and repair expenses at our Gulf Coast businesses decreased primarily due to the absence of expenses relating to the substantial completion of a natural gas pipeline integrity management plan during 2012. Operating costs in the Four Corners area also decreased related to the consolidation of certain operations.

•	A $49 million increase in other product costs primarily due to higher system management gas costs from our gas pipeline businesses (offset in segment revenues).

•
A $47 million favorable change in other (income) expense – net primarily attributable to the recognition of $50 million of income associated with insurance recoveries during the third quarter of 2013 related to the Geismar Incident and $17 million lower project development costs. The favorable changes are partially offset by a $9 million accrued loss for a contingent liability associated with a pending producer claim against us recognized in third-quarter 2013 and the absence of a $6 million gain on the sale of equipment in the second quarter of 2012.

Management’s Discussion and Analysis (Continued)

The decrease in segment profit includes:

•	A $254 million decrease in NGL margins driven primarily by lower NGL volumes and prices and higher natural gas prices.

•	A $54 million increase in operating costs as previously discussed.

•	A $14 million decrease in olefin product margins including $67 million lower ethylene volumes offset by $41 million higher ethylene prices and $25 million lower ethane costs.

•
A $3 million decrease in equity earnings primarily due to $17 million and $4 million lower equity earnings from Discovery and Aux Sable, respectively, both driven by lower NGL margins. The decreases are partially offset by $17 million higher equity earnings from Laurel Mountain driven primarily by 66 percent higher gathering volumes, the receipt of an annual minimum volume commitment fee in the second quarter of 2013, and lower leased compression expenses.

•	A $142 million increase in fee revenues as previously discussed.

•	A $47 million favorable change in other (income) expense – net as previously discussed.

•	A $24 million increase in marketing margins.
Williams NGL & Petchem Services

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Segment revenues	$59	$62	$221	$201
Segment profit (loss)	(2)	16	56	72
Three months ended September 30, 2013 vs. three months ended September 30, 2012
Segment revenues decreased slightly primarily due to lower sales volumes resulting from a scheduled third-quarter 2013 shutdown to conduct maintenance and to effect the ethane recovery project tie-in, substantially offset by higher average per-unit sales prices. Propylene product sales revenue decreased slightly due to 36 percent lower sales volumes substantially offset by 42 percent higher average per-unit sales prices. NGL product sales revenues remained consistent due to 6 percent lower sales volumes offset by 7 percent higher average per-unit sales prices.
Segment costs and expenses increased $15 million primarily due to $14 million higher operating and maintenance expenses resulting from scheduled third-quarter 2013 shutdown.
Segment profit (loss) decreased primarily due to $14 million higher operating and maintenance expenses resulting from scheduled third-quarter 2013 shutdown.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
Segment revenues increased primarily due to $19 million higher NGL product sales revenues primarily due to 21 percent higher sales volumes partially offset by 6 percent lower average per-unit sales prices. The higher sales volumes resulted from the absence of the impact of filling the Boreal pipeline which occurred in June 2012 and improved production volumes in 2013, partially offset by reduced volumes due to the scheduled third-quarter 2013 shutdown.
Segment costs and expenses increased $36 million primarily due to $20 million higher operating and maintenance costs primarily resulting from the scheduled third-quarter 2013 shutdown and $13 million higher NGL feedstock costs primarily due to 21 percent higher sales volumes. Additionally, depreciation and amortization expenses increased

Management’s Discussion and Analysis (Continued)

$11 million primarily due to certain assets that were decommissioned in the third quarter of 2013 in preparation of the completion of the ethane recovery system, in addition to the depreciation related to the Boreal Pipeline, which was placed into service in June 2012. These increases were partially offset by an $8 million decrease in other expenses, primarily related to the impact of foreign currency exchange.
Segment profit decreased primarily due to $20 million higher operating and maintenance expenses resulting primarily from the scheduled third-quarter 2013 shutdown and $11 million higher depreciation and amortization expenses as previously discussed. These increased expenses were partially offset by $6 million higher NGL product margins primarily due to 21 percent higher sales volumes partially offset by 12 percent lower average per-unit margins combined with an $8 million decrease in other expenses.
Access Midstream Partners

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Segment profit	$6	$—	$35	$—
Three months ended September 30, 2013 vs. three months ended September 30, 2012
Segment profit in the third quarter of 2013 includes $22 million of equity earnings recognized from Access Midstream Partners, offset by $16 million noncash amortization of the difference between the cost of our investment and our underlying share of the net assets of Access Midstream Partners.
During the third-quarter 2013, we received a regular quarterly distribution of $22 million from Access Midstream Partners.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
Segment profit in 2013 includes $57 million of equity earnings recognized from Access Midstream Partners, offset by $48 million noncash amortization of the difference between the cost of our investment and our underlying share of the net assets of Access Midstream Partners. In addition, segment profit in 2013 includes a noncash gain of $26 million resulting from Access Midstream Partners’ equity issuance in April 2013. This equity issuance resulted in the dilution of our ownership from approximately 24 percent to 23 percent, which is accounted for as though we sold a portion of our investment.
In 2013, we received regular quarterly distributions of $64 million from Access Midstream Partners.
Other

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Segment revenues	$7	$7	$21	$20
Segment profit	3	1	—	61

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
The unfavorable change in segment profit is primarily due to the absence of the gain of $53 million recognized in 2012 related to the 2010 sale of our interest in Accroven SRL. As part of a settlement regarding certain Venezuelan assets in the first quarter of 2012, we received payment for all outstanding balances due from this sale. (See Note 4 – Asset Sales and Other Accruals of Notes to Consolidated Financial Statements.) The unfavorable change also reflects $6 million of project development costs incurred in the first quarter of 2013.

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, dividends and distributions, debt service payments, and tax payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2013:

•
We expect capital and investment expenditures to total between $4.1 billion and $4.6 billion in 2013. Of this total, maintenance capital expenditures, which are generally considered nondiscretionary and include expenditures to meet legal and regulatory requirements, to maintain and/or extend the operating capacity and useful lives of our assets, and to complete certain well connections, are expected to total between $345 million and $405 million. Expansion capital expenditures, which are generally more discretionary to fund projects in order to grow our business are expected to total between $3.755 billion and $4.195 billion. See Company Outlook – Expansion Projects, Williams Partners and Williams NGL & Petchem Services for discussions describing the general nature of these expenditures. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

•	We expect to pay total annual cash dividends of approximately $1.44 per common share in 2013, an increase of 20 percent over 2012 levels.

•
We expect to fund working capital requirements, capital and investment expenditures, debt service payments, dividends and distributions and tax payments primarily through cash flow from operations, cash and cash equivalents on hand, issuances of Williams and WPZ debt and/or equity securities, and utilization of our revolver and WPZ’s revolver and/or commercial paper program. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $2.11 billion and $2.15 billion in 2013.

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

Management’s Discussion and Analysis (Continued)

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity prices and margins from the range of current expectations;

•	Significant physical damage to facilities, especially damage to WPZ’s offshore facilities by named windstorms;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Lower than expected distributions, including incentive distribution rights, from WPZ. WPZ’s liquidity could also be impacted by a lack of adequate access to capital markets to fund its growth.

	September 30, 2013
Available Liquidity	WPZ	WMB		Total
	(Millions)
Cash and cash equivalents	$64	$668	(1)	$732
Capacity available under our $1.5 billion revolver (expires July 31, 2018) (2)		1,500		1,500
Capacity available to WPZ under its $2.5 billion revolver (expires July 31, 2018) less amounts outstanding under the $2 billion commercial paper program (3) (4)	2,129			2,129
	$2,193	$2,168		$4,361

(1)
Includes $342 million of cash and cash equivalents held primarily by certain international entities, that we intend to utilize to fund growth in our Canadian midstream operations and therefore, is not considered available for general corporate purposes. The remainder of our cash and cash equivalents is primarily held in government-backed instruments.

(2)
At September 30, 2013, we are in compliance with the financial covenants associated with this revolver. On July 31, 2013, we amended our $900 million revolver to increase the aggregate commitments to $1.5 billion and extend the maturity date to July 31, 2018. The amended revolver, under certain circumstances, may be increased up to an additional $500 million.

(3)
At September 30, 2013, WPZ is in compliance with the financial covenants associated with the WPZ revolver and commercial paper program. The WPZ revolver is only available to WPZ, Transco and Northwest Pipeline as co-borrowers. On July 31, 2013, WPZ amended its $2.4 billion revolver to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. The amended revolver, under certain circumstances, may be increased up to an additional $500 million.

(4)	In managing our available liquidity, we do not expect a maximum outstanding amount under WPZ’s commercial paper program in excess of the capacity available under WPZ’s revolver.

In addition to the revolvers listed above, we have issued letters of credit totaling $17 million as of September 30, 2013, under certain bilateral bank agreements.

Management’s Discussion and Analysis (Continued)

Commercial Paper
In March 2013, WPZ initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions. At September 30, 2013, WPZ had $371 million in commercial paper outstanding.
Shelf Registration
In April 2013, WPZ filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for their own accounts as principals. As of September 30, 2013, no common units have been issued under this registration.
Equity Offerings
In August 2013, WPZ completed an equity issuance of 21,500,000 common units representing limited partner interests. Subsequently, the underwriters exercised their option to purchase 3,225,000 common units. The net proceeds of approximately $1.2 billion to WPZ were used to repay amounts outstanding under its commercial paper program, to fund capital expenditures, and for general partnership purposes.
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
WPZ Incentive Distribution Rights
Our ownership interest in WPZ includes the right to incentive distributions determined in accordance with WPZ’s partnership agreement. We have agreed to temporarily waive our incentive distributions through 2013 related to the common units issued by WPZ to us and the seller in connection with the Caiman Acquisition. In connection with the contribution of certain Gulf olefins assets to WPZ in November 2012, we also agreed to waive $16 million per quarter of incentive distributions until the later of December 31, 2013 or 30 days after the Geismar plant expansion is operational. Cash distributions to us from WPZ through the November 2013 distribution have been reduced by a total of $131 million associated with these waived incentive distributions.
In May 2013, we agreed to waive additional incentive distributions of up to $200 million total through the subsequent four quarters to further support WPZ’s cash distribution metrics as its large platform of growth projects moves toward completion. The November 2013 cash distribution to us from WPZ will be reduced by $90 million in association with these waived incentive distributions.

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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of September 30, 2013, we estimate that a downgrade to a rating below investment grade for us or WPZ could require us to post up to $7 million or $233 million, respectively, in additional collateral with third parties.

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash

	Nine months ended September 30,
	2013	2012
	(Millions)
Net cash provided (used) by:
Operating activities	$1,702	$1,289
Financing activities	1,094	2,498
Investing activities	(2,903)	(3,680)
Increase (decrease) in cash and cash equivalents	$(107)	$107
Operating activities
The factors that determine operating activities are largely the same as those that affect net income (loss), with the exception of non-cash expenses such as depreciation and amortization, provision (benefit) for deferred income taxes, and gain on reconsolidation of Wilpro entities. The increase in net cash provided by operating activities is primarily due to proceeds from insurance recoveries on the Eminence Storage Field leak and Geismar Incident, $64 million of distributions from our investment in Access Midstream Partners acquired in December 2012, and net favorable changes in operating working capital.
Financing activities
Significant transactions include:

•	$370 million net proceeds received in 2013 from WPZ’s commercial paper issuances;

•	$1.705 billion in 2013 and $960 million in 2012 received from WPZ’s revolver borrowings;

•	$745 million net proceeds received from WPZ’s August 2012 public offering of $750 million of senior unsecured notes due 2022;

•	$395 million net proceeds received from Transco’s July 2012 issuance of $400 million of senior unsecured notes due 2042;

•	$2.080 billion in 2013 and $960 million in 2012 paid on WPZ’s revolver borrowings;

•	$325 million paid to retire Transco’s 8.875 percent notes that matured in July 2012;

•	$887 million net proceeds received from our 2012 equity offering;

•	$1.819 billion in 2013 and $1.559 billion in 2012 received from WPZ’s equity offerings;

•	$722 million in 2013 and $538 million in 2012 paid for quarterly dividends on common stock;

•	$344 million in 2013 and $284 million in 2012 paid for dividends and distributions to noncontrolling interests;

•	$327 million received in contributions from noncontrolling interests in 2013.

Management’s Discussion and Analysis (Continued)

Investing activities
Significant transactions include:

•	Capital expenditures of $2.542 billion in 2013 and $1.652 billion in 2012;

•	Purchases of and contributions to our equity method investments of $350 million in 2013 and $282 million in 2012;

•	$1.72 billion paid, net of purchase price adjustments, for WPZ’s Caiman Acquisition in 2012;

•	$325 million paid, net of cash acquired in the transaction, for WPZ’s Laser Acquisition in 2012;

•
$121 million received from the reconsolidation of the Wilpro entities in 2012. (See Note 3 – Discontinued Operations of our Notes to Consolidated Financial Statements.) This cash is only considered available for use in our international operations.

Off-Balance Sheet Financing Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 11 – Fair Value Measurements and Note 12 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2013.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located primarily in Canada. Net assets of our foreign operations were approximately $1.046 billion and $899 million at September 30, 2013 and December 31, 2012, respectively. These investments have the potential to impact our financial position due to fluctuations in these local currencies arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar would have changed total stockholders’ equity by approximately $209 million at September 30, 2013.

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
Third-Quarter 2013 Changes in Internal Controls
There have been no changes during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
On January 18, 2013, the NMED issued a Notice of Violation to Four Corners relating to permitting issues for condensate storage tanks at the La Jara Compressor Station. Four Corners has been in discussions with the NMED about such permitting issues since early 2011. The NMED withdrew the Notice of Violation on September 9, 2013.
On February 12, 2013, the NMED issued a Notice of Violation to Four Corners related to the alleged modification of turbine units and a separator tank and alleged failure to conduct performance tests on certain facilities at the La Jara Compressor Station. Four Corners has been in discussions with the NMED since 2012 regarding the separator tank and other permitting issues. Settlement negotiations to resolve the issues are ongoing, with the NMED offering on June 10, 2013, to settle for $1,336,564.
Other
The additional information called for by this item is provided in Note 12 – Contingent Liabilities of the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
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

Item 6. Exhibits

Exhibit No.		Description

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

Exhibit 10.1	—
First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among The Williams Companies, Inc., as Borrower, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q and incorporated herein by reference).

Exhibit 10.2	—
First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) and incorporated herein by reference).

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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
October 31, 2013

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—	Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

Exhibit 3.2	—	Restated By-Laws (filed on May 26, 2010, as Exhibit 3.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

Exhibit 10.1	—
First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among The Williams Companies, Inc., as Borrower, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10.1 to the Company's quarterly report on Form 10-Q and incorporated herein by reference).

Exhibit 10.2	—
First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) and incorporated herein by reference).

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