Form 10-Q
period 2014-09-30
WILLIAMS COMPANIES INC
filed 2014-10-30
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 27, 2014
Common Stock, $1 par value	747,462,634

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

•	The closing, expected timing, and benefits of the proposed merger of ACMP and WPZ (the Proposed Merger);

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply and demand;

•	Demand for our services.
Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether WPZ, ACMP, or the merged partnership will produce sufficient cash flows to provide the level of cash distributions we expect;

•	Whether we are able to pay current and expected levels of dividends;

•	Availability of supplies, market demand, and volatility of commodity prices;

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

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation, and rate proceedings;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers and counterparties;

•	ACMP’s dependence on a limited number of customers and vendors;

•
Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings as well as the credit ratings of ACMP, WPZ, or the merged partnership as determined by nationally-recognized credit rating agencies and the availability and cost of capital;

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

DEFINITIONS

The following is a listing of certain abbreviations, acronyms, and other industry terminology used throughout this Form 10-Q.

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
ACMP: Access Midstream Partners, L.P.
Constitution: Constitution Pipeline Company, LLC
Gulfstar One: Gulfstar One LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2014, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,127	$736	$2,771	$2,163
Product sales	942	887	2,725	3,037
Total revenues	2,069	1,623	5,496	5,200
Costs and expenses:
Product costs	807	710	2,300	2,301
Operating and maintenance expenses	412	269	1,018	820
Depreciation and amortization expenses	369	207	797	606
Selling, general, and administrative expenses	171	130	457	385
Net insurance recoveries – Geismar Incident	—	(50)	(161)	(50)
Other (income) expense – net	3	21	47	26
Total costs and expenses	1,762	1,287	4,458	4,088
Operating income (loss)	307	336	1,038	1,112
Equity earnings (losses)	66	37	55	93
Gain on remeasurement of equity-method investment	2,522	—	2,522	—
Other investing income (loss) – net	11	10	43	62
Interest incurred	(262)	(151)	(623)	(454)
Interest capitalized	52	27	110	75
Other income (expense) – net	10	1	15	1
Income (loss) from continuing operations before income taxes	2,706	260	3,160	889
Provision (benefit) for income taxes	998	62	1,133	260
Income (loss) from continuing operations	1,708	198	2,027	629
Income (loss) from discontinued operations	—	(1)	4	(10)
Net income (loss)	1,708	197	2,031	619
Less: Net income attributable to noncontrolling interests	30	56	110	175
Net income (loss) attributable to The Williams Companies, Inc.	$1,678	$141	$1,921	$444
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$1,678	$143	$1,917	$454
Income (loss) from discontinued operations	—	(2)	4	(10)
Net income (loss)	$1,678	$141	$1,921	$444
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$2.24	$.21	$2.70	$.66
Income (loss) from discontinued operations	—	—	—	(.01)
Net income (loss)	$2.24	$.21	$2.70	$.65
Weighted-average shares (thousands)	747,412	683,274	709,809	682,744
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$2.22	$.20	$2.68	$.66
Income (loss) from discontinued operations	—	—	—	(.01)
Net income (loss)	$2.22	$.20	$2.68	$.65
Weighted-average shares (thousands)	752,064	687,306	714,119	687,007
Cash dividends declared per common share	$.56	$.36625	$1.3875	$1.0575

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Net income (loss)	$1,708	$197	$2,031	$619
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes	—	1	—	1
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes	—	(1)	—	(1)
Foreign currency translation adjustments, net of taxes of $13 and $5 in 2014	(51)	20	(58)	(31)
Pension and other postretirement benefits:
Prior service credit arising during the year, net of taxes of ($8) and ($8) in 2013	—	15	—	15
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $1 and $3 in 2014 and $1 and $1 in 2013, respectively	(1)	—	(3)	(1)
Net actuarial gain (loss) arising during the year, net of taxes of ($7) and ($7) in 2013	—	12	—	12
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($4) and ($11) in 2014 and ($7) and ($18) in 2013, respectively	6	9	18	29
Other comprehensive income (loss)	(46)	56	(43)	24
Comprehensive income (loss)	1,662	253	1,988	643
Less: Comprehensive income (loss) attributable to noncontrolling interests	12	56	105	175
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$1,650	$197	$1,883	$468
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2014	December 31, 2013
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$302	$681
Accounts and notes receivable, net:
Trade and other	860	600
Income tax receivable	102	74
Deferred income tax asset	126	27
Inventories	284	194
Other current assets and deferred charges	224	107
Total current assets	1,898	1,683
Investments	7,085	4,360
Property, plant, and equipment, at cost	35,568	25,823
Accumulated depreciation and amortization	(8,170)	(7,613)
Property, plant and equipment – net	27,398	18,210
Goodwill	1,658	646
Other intangible assets, net of amortization	11,136	1,644
Regulatory assets, deferred charges, and other	632	599
Total assets	$49,807	$27,142
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,017	$960
Accrued liabilities	895	797
Commercial paper	265	225
Long-term debt due within one year	754	1
Total current liabilities	2,931	1,983
Long-term debt	19,922	11,353
Deferred income taxes	4,657	3,529
Other noncurrent liabilities	1,616	1,356
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 782 million shares issued at September 30, 2014 and 718 million shares issued at December 31, 2013)	782	718
Capital in excess of par value	14,925	11,599
Retained deficit	(5,315)	(6,248)
Accumulated other comprehensive income (loss)	(222)	(164)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	9,129	4,864
Noncontrolling interests in consolidated subsidiaries	11,552	4,057
Total equity	20,681	8,921
Total liabilities and equity	$49,807	$27,142
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2013	$718	$11,599	$(6,248)	$(164)	$(1,041)	$4,864	$4,057	$8,921
Net income (loss)	—	—	1,921	—	—	1,921	110	2,031
Other comprehensive income (loss)	—	—	—	(38)	—	(38)	(5)	(43)
Issuance of common stock for acquisition of business (Note 10)	61	3,317	—	—	—	3,378	—	3,378
Noncontrolling interest resulting from acquisition of business	—	—	—	—	—	—	7,529	7,529
Cash dividends – common stock	—	—	(986)	—	—	(986)	—	(986)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(509)	(509)
Stock-based compensation and related common stock issuances, net of tax	3	72	—	—	—	75	—	75
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	55	55
Changes in ownership of consolidated subsidiaries, net	—	(62)	—	(20)	—	(82)	118	36
Contributions from noncontrolling interests	—	—	—	—	—	—	260	260
Deconsolidation of Bluegrass Pipeline (Note 2)	—	—	—	—	—	—	(63)	(63)
Other	—	(1)	(2)	—	—	(3)	—	(3)
Net increase (decrease) in equity	64	3,326	933	(58)	—	4,265	7,495	11,760
Balance – September 30, 2014	$782	$14,925	$(5,315)	$(222)	$(1,041)	$9,129	$11,552	$20,681
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$2,031	$619
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	797	606
Provision (benefit) for deferred income taxes	1,042	301
Amortization of stock-based awards	36	28
Gain on remeasurement of equity-method investment	(2,522)	—
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(106)	85
Inventories	(89)	(53)
Other current assets and deferred charges	(49)	11
Accounts payable	60	(47)
Accrued liabilities	(126)	91
Other, including changes in noncurrent assets and liabilities	30	61
Net cash provided (used) by operating activities	1,104	1,702
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	39	370
Proceeds from long-term debt	6,134	1,705
Payments of long-term debt	(864)	(2,081)
Proceeds from issuance of common stock	3,414	14
Proceeds from sale of limited partner units of consolidated partnership	55	1,819
Dividends paid	(986)	(722)
Dividends and distributions paid to noncontrolling interests	(509)	(344)
Contributions from noncontrolling interests	260	327
Other – net	(16)	6
Net cash provided (used) by financing activities	7,527	1,094
INVESTING ACTIVITIES:
Capital expenditures (1)	(2,943)	(2,542)
Purchases of and contributions to equity-method investments	(345)	(350)
Purchase of business, net of cash acquired	(5,958)	—
Other – net	236	(11)
Net cash provided (used) by investing activities	(9,010)	(2,903)

Increase (decrease) in cash and cash equivalents	(379)	(107)
Cash and cash equivalents at beginning of period	681	839
Cash and cash equivalents at end of period	$302	$732
_________
(1) Increases to property, plant, and equipment	$(2,902)	$(2,685)
Changes in related accounts payable and accrued liabilities	(41)	143
Capital expenditures	$(2,943)	$(2,542)

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
Description of Business
Our operations are located principally in the United States and are organized into the Williams Partners, Access Midstream Partners, and Williams NGL & Petchem Services reportable segments. All remaining business activities are included in Other.
Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ), and includes gas pipeline and midstream businesses. The gas pipeline businesses primarily consist of two interstate natural gas pipelines, which are Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline LLC (Northwest Pipeline), a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C., and a 41 percent interest in Constitution Pipeline Company, LLC (Constitution) (a consolidated entity). WPZ’s midstream operations are composed of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity-method investments in domestic natural gas gathering and processing assets and natural gas liquid (NGL) fractionation and transportation assets. WPZ’s midstream assets also include an NGL fractionator and storage facilities near Conway, Kansas as well as an olefins production facility in Geismar, Louisiana, along with associated ethane and propane pipelines, a refinery grade splitter in Louisiana, an oil sands offgas processing plant located near Fort McMurray, Alberta, and an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta.
Access Midstream Partners consists of our consolidated master limited partnership, Access Midstream Partners, L.P. (ACMP), which includes domestic midstream businesses that provide gathering, treating, and compression services to producers under long-term, fee-based contracts in the Marcellus and Utica shale plays, as well as the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas. ACMP also includes a 49 percent equity-method investment in Utica East Ohio Midstream, LLC, and Appalachia Midstream Services, LLC, which owns an approximate average 47 percent interest in 10 gas gathering systems in the Marcellus Shale. We previously owned an equity-method investment in ACMP until July 1, 2014, at which time we acquired all of the interests in ACMP previously held by Global Infrastructure Partners II (GIP), which included 50 percent of the general partner interest and 55.1 million limited partner units for $5.995 billion in cash (ACMP Acquisition). See Note 3 – Acquisition for further details.

Notes (Continued)

Williams NGL & Petchem Services includes certain other domestic olefins pipeline assets, certain Canadian growth projects under development, including a propane dehydrogenation facility and a liquids extraction plant, as well as a 50 percent equity-method investment in Bluegrass Pipeline Company LLC (Bluegrass Pipeline). See Note 2 – Variable Interest Entities for more information regarding the status of Bluegrass Pipeline.
Other includes other business activities that are not operating segments, as well as corporate operations.
Basis of Presentation
We contributed certain Canadian operations in February 2014 to WPZ (Canada Dropdown) for total consideration of $56 million of cash (including a $31 million post-closing adjustment received in the second quarter), 25,577,521 WPZ Class D limited-partner units, and an increase in the capital account of its general partner to allow us to maintain our 2 percent general partner interest. In lieu of cash distributions, the Class D units receive quarterly distributions of additional paid-in-kind Class D units. All Class D units outstanding will be convertible to common units beginning in the first quarter of 2016. The contribution agreement governing the Canada Dropdown provides that WPZ can issue additional Class D units to us on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions. At September 30, 2014, no additional Class D units have been issued to us under this provision. These operations were previously reported within the Williams NGL & Petchem Services segment, but are now reported within Williams Partners. Prior period segment disclosures have been recast for this transaction. In October 2014, a purchase price adjustment was finalized whereby we will pay $56 million in cash to WPZ in the fourth quarter 2014 and waive $2 million in payment of incentive distribution rights (IDRs) with respect to the November 2014 distribution.
Consolidated master limited partnerships
During the third quarter of 2014, WPZ issued 1,080,448 common units pursuant to an equity distribution agreement between WPZ and certain banks. Considering this, as well as our contribution of certain Canadian assets discussed above, and WPZ’s quarterly distribution of additional paid-in-kind Class D units to us, we own approximately 66 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and IDRs as of September 30, 2014.
Following the ACMP Acquisition on July 1, 2014, we owned approximately 50 percent of the limited partner units, including all of the Class B units that pay quarterly distribution of additional paid-in-kind Class B units. During the third quarter, we received a quarterly distribution of additional paid-in-kind Class B units and now own 51 percent of the interests in ACMP, including the interests of the general partner, which are wholly owned by us, and IDRs as of September 30, 2014.
The previously described equity issuances by WPZ and ACMP had the combined net impact of increasing Noncontrolling interests in consolidated subsidiaries by $118 million, and decreasing Capital in excess of par value by $62 million, Deferred income taxes by $36 million, and Accumulated other comprehensive income (loss) by $20 million in the Consolidated Balance Sheet.
WPZ and ACMP are each self-funding and maintain separate lines of bank credit and cash management accounts. WPZ also has a commercial paper program. (See Note 9 – Debt and Banking Arrangements.) Cash distributions from WPZ and ACMP to us, including any associated with our IDRs, occur through the normal partnership distributions from WPZ and ACMP to their respective partners.
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

Notes (Continued)

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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of September 30, 2014, we consolidate the following variable interest entities (VIEs):
Gulfstar One
WPZ owns a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar One’s economic performance. WPZ, as construction agent for Gulfstar One, designed, constructed, and installed a proprietary floating-production system, Gulfstar FPS™, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. The project is expected to be in service in the fourth quarter of 2014. WPZ has received certain advance payments from the producer customers during the construction process. In certain circumstances, the producer customers will be responsible for Gulfstar One’s unrecovered portion of the firm price of building the facilities if the production handling agreement is terminated. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the first quarter of 2016. The current estimate of the total remaining construction costs for both projects is less than $180 million which we expect will be funded with revenues received from customers and capital contributions from WPZ and the other equity partner on a proportional basis.
Constitution
WPZ owns a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Constitution’s economic performance. WPZ, as construction agent for Constitution, is building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. WPZ plans to place the project in service in late 2015 to 2016 and estimates the total remaining construction costs of the project to be approximately $525 million, which will be funded with capital contributions from WPZ and the other equity partners on a proportional basis.

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs, which are joint projects in the development and construction phase.

	September 30, 2014	December 31, 2013 (1)	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$68	$130	Cash and cash equivalents
Property, plant and equipment	1,494	1,113	Property, plant, and equipment, at cost
Accounts payable	(83)	(146)	Accounts payable
Construction retainage	—	(3)	Accrued liabilities
Current deferred revenue	—	(10)	Accrued liabilities
Asset retirement obligation	(56)	—	Other noncurrent liabilities
Noncurrent deferred revenue associated with customer advance payments	(178)	(115)	Other noncurrent liabilities

(1) Amounts presented for December 31, 2013, include balances related to Bluegrass Pipeline. See discussion of the subsequent deconsolidation of Bluegrass Pipeline below.
Nonconsolidated VIEs
We have also identified certain interests in VIEs for which we are not the primary beneficiary. These include:
Laurel Mountain
WPZ’s 51 percent-owned equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain) is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. As decisions about the activities that most significantly impact the economic performance of this entity require a unanimous vote of all members, WPZ is not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of this investment, which was $464 million at September 30, 2014. On October 1, 2014, a restructuring transaction was completed that increased WPZ’s ownership interest to 69 percent and amended certain commercial contracts.
Caiman II
During April 2014, Caiman Energy II, LLC (Caiman II), a previously reported VIE, became able to finance its current activities without additional subordinated financial support due in part to its primary investee, Blue Racer Midstream LLC, securing a revolving credit agreement with a third party. The total equity investment at risk of Caiman II is sufficient to finance its activities. As a result, Caiman II is no longer a VIE and continues to be reported as a 58 percent-owned equity-method investment due to the significant participatory rights of our partners such that we do not control.
Bluegrass Pipeline
We own a 50 percent equity-method investment in Bluegrass Pipeline, which was a proposed NGL pipeline that would connect processing facilities in the Marcellus and Utica shale-gas areas in the northeastern United States to growing petrochemical and export markets in the Gulf Coast area of the United States. Bluegrass Pipeline was considered to be a VIE because it had insufficient equity to finance activities during its development stage. From its inception until February 16, 2014, we were the primary beneficiary of this entity because we had the power to direct whether the project moved forward and thus we previously consolidated the Bluegrass Pipeline.
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

Notes (Continued)

Based on a lack of customer commitments and other factors, our management decided in April 2014 to discontinue further funding of the project. The capitalized project development costs at the Bluegrass Pipeline entity were written off as of March 31, 2014, and as a result, we recognized $67 million in related equity losses in the first quarter of 2014. On September 2, 2014, we received a notice of dissolution from our partner with respect to the Bluegrass Pipeline entity and the related Moss Lake entities. We have begun the dissolution process for these entities.

Moss Lake
We own 50 percent equity-method investments in Moss Lake Fractionation LLC and Moss Lake LPG Terminal LLC (collectively referred to as Moss Lake) which were considered to be VIEs because they had insufficient equity to finance activities during their development stage. Moss Lake was being developed to construct a proposed large-scale fractionation plant, expand natural gas liquids storage facilities in Louisiana and construct a proposed pipeline connecting these facilities to the Bluegrass Pipeline. Additionally, Moss Lake would construct a proposed new liquefied petroleum gas (LPG) terminal. We were not the primary beneficiary of this entity because we did not have the power to direct the majority of the activities of Moss Lake that most significantly impact its economic performance at this stage. In the first quarter of 2014, we recognized $4 million in equity losses related to Moss Lake, primarily associated with the underlying write-off of capitalized project development costs at Moss Lake. The carrying value of our investment in Moss Lake is less than $1 million at September 30, 2014. As a result of the circumstances noted above in our Bluegrass Pipeline discussion, on September 2, 2014, we received a notice of dissolution from our partner with respect to the Bluegrass Pipeline entity and Moss Lake entities. We have begun the dissolution process.
Note 3 – Acquisition

On July 1, 2014, we acquired 50 percent of the general partner interest and 55.1 million limited partner units in ACMP previously held by GIP for $5.995 billion in cash. We now own 100 percent of the general partner interest, including IDRs, and approximately 50 percent of the limited partner units in ACMP. The acquisition was funded through the issuance of equity (See Note 10 – Stockholders’ Equity) and debt (See Note 9 – Debt and Banking Arrangements), credit facility borrowings, and cash on hand.

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

Following the ACMP Acquisition, we no longer account for our investment in ACMP by applying the equity method. The preliminary acquisition-date fair value of our equity-method investment in ACMP was $4.6 billion. As a result of remeasuring our equity-method investment to fair value, we recognized a $2.5 billion non-cash gain in the third quarter of 2014 associated with obtaining control and we now consolidate our investment in ACMP.

Through our 100 percent ownership of the general partner, we have obtained control of ACMP. Therefore, this acquisition was accounted for as a business combination which, among other things, requires identifiable assets acquired and liabilities assumed to be measured at their acquisition-date fair values. The excess of the consideration, including the fair value of the noncontrolling interest and our previously held equity-method interest, over those fair values is recorded as goodwill. Goodwill recognized in the acquisition relates primarily to enhancing and diversifying our basin positions and is reported in our Access Midstream Partners segment. Allocation to its reporting units has not been completed. The goodwill is not subject to amortization, but will be evaluated at least annually for impairment or more frequently if impairment indicators are present. Substantially all of the goodwill is expected to be deductible for tax purposes.

The valuation techniques used to measure the acquisition-date fair value of our equity-method investment in ACMP consisted of valuing the existing limited partner units and general partner interest separately. The limited partner units, consisting of common and Class B units, were valued based on ACMP’s closing common unit price at July 1, 2014. The general partner interest, including IDRs, was valued on a noncontrolling basis using an income approach based

Notes (Continued)

on a discounted cash flow analysis and two market approaches consisting of comparable guideline companies and an implied fair value from our GIP purchase.

The following table presents the preliminary allocation of the acquisition-date fair value of the major classes of the assets acquired, which are presented in the Access Midstream Partners segment, liabilities assumed, and noncontrolling interest at July 1, 2014. These amounts are preliminary because our valuation work has not been completed. The fair value of accounts receivable acquired equals contractual amounts receivable.

Accounts receivable	$177
Other current assets	61
Investments	4,648
Property, plant, and equipment - net	7,092
Goodwill	1,012
Other intangible assets	9,615
Current liabilities	(407)
Debt	(4,052)
Other noncurrent liabilities	(10)
Noncontrolling interest in ACMP’s subsidiaries	(985)
Noncontrolling interest in ACMP	(6,544)

Intangible assets recognized in the acquisition are related to contractual customer relationships from gas gathering agreements with our customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired customer contracts and relationships and discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over 30 years during which customer contracts are expected to contribute to our cash flows. We expense costs incurred to renew or extend the terms of our gas gathering, processing, and fractionation contracts with customers. Approximately 59 percent of the expected future revenues from the customer contracts associated with the ACMP Acquisition are impacted by our ability and intent to renew or renegotiate existing customer contracts. Based on the estimated future revenues during the current contract periods, the weighted-average periods prior to the next renewal or extension of the existing customer contracts is approximately 17 years.

The non-cash adjustment to record the fair value of the noncontrolling interest in ACMP was determined based on the common units owned by the noncontrolling interest and ACMP’s closing common unit price at July 1, 2014.

The following unaudited pro forma revenues and net income attributable to The Williams Companies, Inc. for the three months ended September 30, 2013, and nine months ended September 30, 2014 and 2013, are presented as if the ACMP Acquisition had been completed on January 1, 2013. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisition had in fact occurred on the date or for the periods indicated, nor do they purport to project revenues or net income attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Three months ended September 30,	Nine months ended September 30,
	2013	2014	2013

Revenues	$1,884	$6,066	$5,945

Net income attributable to The Williams Companies, Inc.	$130	$1,899	$387

Notes (Continued)

Significant adjustments to net income attributable to The Williams Companies, Inc. include additional depreciation and amortization expense associated with reflecting the acquired property, plant, and equipment and other intangible assets at fair value. The adjustments assume estimated useful lives of 30 years. Other significant adjustments to net income attributable to The Williams Companies, Inc. include interest expense related to debt financing associated with the acquisition as well as net income attributable to noncontrolling interests.

During the three and nine months ended September 30, 2014, ACMP contributed revenues of $300 million and net income attributable to The Williams Companies, Inc. of $37 million.

ACMP has one customer that accounted for $257 million of revenue for the three months ended September 30, 2014, and is included in our consolidated results. This customer accounted for $470 million for the six months ended June 30, 2014, and $220 million and $633 million for the three and nine months ended September 30, 2013, respectively, that occurred prior to our acquisition and are not included in our consolidated results but are included in the pro forma results in the above table.

Costs related to this acquisition are $15 million and are reported within our ACMP segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income. Direct transaction costs associated with financing commitments are $9 million and reported within Interest incurred in our Consolidated Statement of Income. Equity earnings (losses) includes $19 million of equity losses associated with certain compensation-related costs at ACMP that were triggered by the acquisition.
Note 4 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Income:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Williams Partners
Amortization of regulatory assets associated with asset retirement obligations	$8	$8	$25	$15
Write-off of the Eminence abandonment regulatory asset not recoverable through rates	—	9	—	15
Insurance recoveries associated with the Eminence abandonment	—	(3)	—	(15)
Impairment of certain equipment held for sale (see Note 11)	—	—	17	—
Net gain related to partial acreage dedication release	(12)	—	(12)	—
Accrued loss associated with a producer claim	—	9	—	9
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

Notes (Continued)

•	General liability coverage with per-occurrence and aggregate annual limits of $610 million and retentions (deductibles) of $2 million per occurrence;

•	Workers’ compensation coverage with statutory limits and retentions (deductibles) of $1 million total per occurrence.
During the nine month period ended September 30, 2014, we received $175 million, and during the three and nine month periods ended September 30, 2013, we received $50 million of insurance recoveries related to the Geismar Incident. These amounts are reported within Williams Partners and reflected in Net insurance recoveries – Geismar Incident in the Consolidated Statement of Income. Also included in Net insurance recoveries – Geismar Incident are $14 million of related covered insurable expenses incurred in excess of our retentions (deductibles) during the nine month period ended September 30, 2014.
The three and nine month periods ended September 30, 2013, include $4 million and $10 million, respectively, of costs under our insurance deductibles reported in Operating and maintenance expenses in the Consolidated Statement of Income.
Additional Items
The nine month period ended September 30, 2014, includes $19 million of project development costs related to the Bluegrass Pipeline reported within Williams NGL & Petchem Services and reflected in Selling, general, and administrative expenses in the Consolidated Statement of Income.
The three month periods ended September 30, 2014 and 2013, include $14 million and $11 million, respectively, and the nine month periods ended September 30, 2014 and 2013, include $41 million and $37 million, respectively, of interest income associated with a receivable related to the sale of certain former Venezuela assets reflected in Other investing income (loss) – net in the Consolidated Statement of Income.
The three and nine month periods ended September 30, 2014 include $1 million and $5 million, respectively, and the nine month period ended September 30, 2013 includes $26 million of gains resulting from ACMP’s equity issuances reflected in Other investing income (loss) – net in the Consolidated Statement of Income. These equity issuances resulted in the dilution of our equity-method investment ownership interest and are accounted for as though we sold a portion of our equity-method investment.
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Current:
Federal	$(15)	$25	$98	$(47)
State	(2)	—	2	3
Foreign	2	2	7	3
	(15)	27	107	(41)
Deferred:
Federal	911	21	910	233
State	98	9	103	41
Foreign	4	5	13	27
	1,013	35	1,026	301
Total provision (benefit)	$998	$62	$1,133	$260

Notes (Continued)

The effective income tax rate for the total provision for the three months ended September 30, 2014, is greater than the federal statutory rate primarily due to the effect of state income taxes, partially offset by taxes on foreign operations and the impact of nontaxable noncontrolling interests.
The effective income tax rate for the total provision for the nine months ended September 30, 2014, is greater than the federal statutory rate primarily due to the effect of state income taxes and taxes on foreign operations, partially offset by a tax benefit related to the completion of the Canada Dropdown in the first quarter of 2014 and the impact of nontaxable noncontrolling interests.
The federal and state income tax provisions for the three and nine months ended September 30, 2014 include the tax effect of a $2.5 billion gain associated with remeasuring our equity-method investment to fair value as a result of the ACMP Acquisition. (See Note 3 – Acquisition).
The effective income tax rates for the total provision for the three and nine months ended September 30, 2013, are less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests and taxes on foreign operations, partially offset by the effect of state income taxes. The 2013 state deferred provision includes $10 million, net of federal benefit, related to the impact of a second-quarter Texas franchise tax law change.
As a result of closing the Canada Dropdown, approximately $64 million of previously deferred tax liability has been reclassified as a current income tax liability through the third quarter of 2014.
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Note 6 – Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$1,678	$143	$1,917	$454
Basic weighted-average shares	747,412	683,274	709,809	682,744
Effect of dilutive securities:
Nonvested restricted stock units	2,424	1,901	2,205	1,975
Stock options	2,210	2,113	2,087	2,169
Convertible debentures	18	18	18	119
Diluted weighted-average shares	752,064	687,306	714,119	687,007
Earnings (loss) per common share from continuing operations:
Basic	$2.24	$.21	$2.70	$.66
Diluted	$2.22	$.20	$2.68	$.66

We have nonvested service-based restricted stock units that contain a nonforfeitable right to dividends during the vesting period and are considered participating securities. Dividends associated with these participating securities were $1 million and $3 million for the three and nine months ended September 30, 2014, respectively, and have been subtracted from Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share in the calculation of earnings (loss) per common share.

Notes (Continued)

Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Components of net periodic benefit cost:
Service cost	$10	$11	$30	$33
Interest cost	15	12	46	38
Expected return on plan assets	(19)	(15)	(57)	(45)
Amortization of prior service cost	—	1	—	1
Amortization of net actuarial loss	10	15	29	45
Net periodic benefit cost	$16	$24	$48	$72

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$—	$1	$1	$2
Interest cost	2	2	7	8
Expected return on plan assets	(3)	(3)	(9)	(7)
Amortization of prior service credit	(5)	(3)	(15)	(7)
Amortization of net actuarial loss	—	1	—	4
Reclassification to regulatory liability	1	1	3	1
Net periodic benefit cost (credit)	$(5)	$(1)	$(13)	$1
Amortization of prior service credit and net actuarial loss included in net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to regulatory assets/liabilities instead of other comprehensive income (loss).
Amounts recognized in regulatory assets/liabilities include:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Amortization of prior service credit	$(3)	$(1)	$(9)	$(4)
Amortization of net actuarial loss	—	—	—	2
During the nine months ended September 30, 2014, we contributed $61 million to our pension plans and $5 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $2 million to our pension plans and approximately $1 million to our other postretirement benefit plans in the remainder of 2014.

Notes (Continued)

Note 8 – Inventories

	September 30, 2014	December 31, 2013
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$202	$111
Materials, supplies, and other	82	83
	$284	$194

Note 9 – Debt and Banking Arrangements
Long-Term Debt

Long-term debt of ACMP is as follows:

September 30, 2014
(Millions)
Unsecured:
5.875% Notes due 2021	$750
6.125% Notes due 2022	750
4.875% Notes due 2023	1,400
4.875% Notes due 2024	750
Credit facility loans	466
Other, including capital lease obligations	6
Premium on debt	244
Total long-term debt, including current portion	4,366
Long-term debt due within one year	(4)
Long-term debt	$4,362
The indentures governing ACMP’s notes contain covenants that, among other things, limit ACMP’s ability and the ability of certain of ACMP’s subsidiaries to: (1) sell assets including equity interests in its subsidiaries; (2) pay distributions on, redeem or purchase ACMP’s units, or redeem or purchase ACMP’s subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to ACMP; (7) consolidate, merge or transfer all or substantially all of ACMP’s or certain of ACMP’s subsidiaries’ assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If ACMP’s notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the indentures, has occurred or is continuing, many of these covenants will terminate.
Issuances
On June 27, 2014, WPZ completed a public offering of $750 million of 3.9 percent senior unsecured notes due 2025 and $500 million of 4.9 percent senior unsecured notes due 2045. WPZ used a portion of the net proceeds to repay amounts outstanding under its commercial paper program, to fund capital expenditures, and for general partnership purposes.
On June 24, 2014, we completed a public offering of $1.25 billion of 4.55 percent senior unsecured notes due 2024 and $650 million of 5.75 percent senior unsecured notes due 2044. We used the net proceeds to finance a portion of the ACMP Acquisition (See Note 3 – Acquisition.)

Notes (Continued)

On March 4, 2014, WPZ completed a public offering of $1 billion of 4.3 percent senior unsecured notes due 2024 and $500 million of 5.4 percent senior unsecured notes due 2044. WPZ used the net proceeds to repay amounts outstanding under its commercial paper program, to fund capital expenditures, and for general partnership purposes.
Commercial Paper Program
At September 30, 2014, WPZ had $265 million of Commercial paper outstanding at a weighted average interest rate of 0.26 percent under its $2 billion commercial paper program.
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
Letter of credit capacity under our $1.5 billion and WPZ’s $2.5 billion credit facilities is $700 million and $1.3 billion, respectively. At September 30, 2014, no letters of credit have been issued and loans totaling $320 million were outstanding on our credit facility. At September 30, 2014, no letters of credit have been issued and no loans were outstanding on WPZ’s credit facility. We issued letters of credit totaling $14 million and WPZ issued letters of credit totaling $1 million as of September 30, 2014, under certain bilateral bank agreements.
ACMP Credit Facility
ACMP’s amended and restated senior secured revolving credit facility dated May 13, 2013, matures in May 2018 and includes revolving commitments of $1.75 billion, including a sublimit of $100 million for same-day swing line advances and a sub-limit of $200 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows ACMP to increase the available borrowing capacity under the facility up to $2 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility. At September 30, 2014, no letters of credit and no same-day swing line advances have been issued and loans totaling $466 million are outstanding on ACMP’s credit facility.
Borrowings under the revolving credit facility are available to fund working capital, finance capital expenditures and acquisitions, provide for the issuance of letters of credit and for general partnership purposes. The revolving credit facility is secured by all of ACMP’s assets, and loans thereunder (other than swing line loans) bear interest at ACMP’s option at either (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.50 percent to 1.50 percent per annum, according to ACMP’s leverage ratio (as defined in the agreement), or (ii) the Eurodollar rate plus a margin that varies from 1.50 percent to 2.50 percent per annum, according to ACMP’s leverage ratio. If ACMP reaches investment grade status, ACMP will have the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.25 percent to 0.375 percent per annum while ACMP is subject to the leverage-based pricing grid, according to ACMP’s leverage ratio and (b) 0.15 percent to 0.30 percent per annum while ACMP is subject to the ratings-based pricing grid, according to its senior unsecured long-term debt ratings.
Additionally, the revolving credit facility contains various covenants and restrictive provisions which limit ACMP and its subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of ACMP’s assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness. If ACMP fails to perform its obligations under these and other covenants, the revolving credit commitment could be

Notes (Continued)

terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. The revolving credit facility also has cross default provisions that apply to any other indebtedness ACMP may have with an outstanding principal amount in excess of $50 million.
The revolving credit facility agreement contains certain negative covenants that (i) limit ACMP’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require ACMP to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for ACMP to maintain the EBITDA to interest expense ratio and allows for ACMP to release all collateral securing the revolving credit facility if ACMP reaches investment grade status. The revolving credit facility agreement also requires ACMP to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after ACMP has released all collateral upon achieving investment grade status). At September 30, 2014, ACMP was in compliance with these financial covenants.
Note 10 – Stockholders’ Equity
On June 23, 2014, we issued 61 million shares of common stock at a price of $57.00 per share. That amount includes 8 million shares purchased pursuant to the full exercise of the underwriter’s option to purchase additional shares. The net proceeds of $3.378 billion were used in July 2014 to finance a portion of the ACMP Acquisition. (See Note 3 – Acquisition).
AOCI
The following table presents the changes in Accumulated other comprehensive income (loss) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2013	$(1)	$128	$(291)	$(164)
Other comprehensive income (loss) before reclassifications	—	(53)	—	(53)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	15	15
Other comprehensive income (loss)	—	(53)	15	(38)
Changes in ownership of consolidated subsidiaries, net	—	(20)	—	(20)
Balance at September 30, 2014	$(1)	$55	$(276)	$(222)

Notes (Continued)

Reclassifications out of Accumulated other comprehensive income (loss) are presented in the following table by component for the nine months ended September 30, 2014:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	$(6)	Note 7 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	29	Note 7 – Employee Benefit Plans
Total pension and other postretirement benefits, before income taxes	23
Income tax benefit	(8)	Provision (benefit) for income taxes
Reclassifications during the period	$15

Notes (Continued)

Note 11 – Fair Value Measurements and Guarantees
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2014:
Measured on a recurring basis:
ARO Trust investments	$42	$42	$42	$—	$—
Energy derivatives assets designated as hedging instruments	1	1	—	1	—
Energy derivatives assets not designated as hedging instruments	2	2	—	—	2
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	(1)	(2)
Additional disclosures:
Notes receivable and other	30	70	1	4	65
Long-term debt, including current portion (1)	(20,669)	(21,598)	—	(21,598)	—
Guarantee	(31)	(28)	—	(28)	—
Assets (liabilities) at December 31, 2013:
Measured on a recurring basis:
ARO Trust investments	$33	$33	$33	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	—	—	3
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	(1)	(2)
Additional disclosures:
Notes receivable and other	77	140	1	6	133
Long-term debt (1)	(11,353)	(11,971)	—	(11,971)	—
Guarantee	(32)	(29)	—	(29)	—

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2014 or 2013.
Additional fair value disclosures
Notes receivable and other:  Notes receivable and other consists of various notes, including a receivable related to the sale of certain former Venezuela assets. The disclosed fair value of this receivable is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $65 million at September 30, 2014. The carrying value of this receivable is $25 million at September 30, 2014. The current and noncurrent portions are reported in Accounts and notes receivable, net and Regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.
At December 31, 2013, notes receivable and other also included a receivable from our former affiliate, WPX Energy, Inc. (WPX) related to various proceedings involving prices charged for power in California and other western states (see Note 12 – Contingent Liabilities). In second quarter 2014, the proceedings related to this receivable were settled, and we received $42 million and recorded pretax Income (loss) from discontinued operations of $7 million.
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
Assets and liabilities measured at fair value on a nonrecurring basis
In second quarter 2014, we designated certain equipment within our Williams Partners segment as held for sale. The estimated fair value (less cost to sell) of the equipment at September 30, 2014, is $44 million and is reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The estimated fair value was determined by a market approach based on our analysis of information related to sales of similar pre-owned equipment in the principal market. This analysis resulted in a second quarter impairment charge of $17 million, recorded in Other (income) expense – net within Costs and expenses. This nonrecurring fair value measurement fell within Level 3 of the fair value hierarchy.

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
Regarding our previously described guarantee of Wiltel’s lease performance, the maximum potential exposure is approximately $34 million and $35 million at September 30, 2014 and December 31, 2013, respectively. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.
We have provided guarantees in the event of nonpayment by our previously owned subsidiary, WPX, on certain contracts, primarily a natural gas purchase contract extending through 2023. We estimate the maximum undiscounted potential future payment obligation under these remaining guarantees is approximately $53 million at September 30, 2014. Our recorded liability for these guarantees, which considers our estimate of the fair value of the guarantees, is insignificant.
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

Notes (Continued)

result in future charges that may be material to our results of operations. In connection with this indemnification, we have an accrued liability balance associated with this matter, and as a result, have an indirect exposure to future developments in this matter.
Other Legal Matters
Geismar Incident
As a result of the previously discussed Geismar Incident, there were two fatalities, and numerous individuals (including employees and contractors) reported injuries, which varied from minor to serious. WPZ is cooperating with the Chemical Safety Board and the U.S. Environmental Protection Agency (EPA) regarding their investigations of the Geismar Incident. On October 21, 2013, the EPA issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee training, and other matters. On June 16, 2014, we received a request for information related to the Geismar Incident from the EPA under Section 114 of the Clean Air Act to which we responded on August 13, 2014. We and the EPA continue to discuss preliminary determinations, and the EPA could issue penalties pertaining to final determinations. On December 11, 2013, the Occupational Safety and Health Administration (OSHA) issued citations in connection with its investigation of the June 13, 2013 incident, which included a Notice of Penalty for $99,000. We settled the citations with OSHA on September 12, 2014 for a penalty of $36,000. The settlement was judicially approved on September 23, 2014. On June 25, 2013, OSHA commenced a second inspection pursuant to its Refinery and Chemical National Emphasis Program (NEP). OSHA did not issue a citation to WPZ in connection with this NEP inspection and there is a six month statute of limitations for violation of the Occupational Safety and Health Act of 1970 or regulations promulgated under such act. On June 28, 2013, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order & Notice of Potential Penalty to Williams Olefins, L.L.C. that consolidates claims of unpermitted emissions and other deviations under the Clean Air Act that the parties had been negotiating since 2010 and alleged unpermitted emissions arising from the Geismar Incident. Negotiations with the LDEQ are ongoing. Any potential fines and penalties from these agencies would not be covered by our insurance policy. Additionally, multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against various of our subsidiaries.
Due to the ongoing investigation into the cause of the incident, and the limited information available associated with the filed lawsuits, which generally do not specify any amounts for claimed damages, we cannot reasonably estimate a range of potential loss related to these contingencies at this time.
Gulf Liquids litigation
Gulf Liquids, one of our subsidiaries, contracted with Gulsby Engineering Inc. (Gulsby) and Gulsby-Bay (a joint venture between Gulsby and Bay Ltd.) for the construction of certain gas processing plants in Louisiana. National American Insurance Company (NAICO) and American Home Assurance Company provided payment and performance bonds for the projects. In 2001, the contractors and sureties filed multiple cases in Louisiana and Texas against Gulf Liquids and us. On January 28, 2008, the court issued its judgment awarding certain damages against Gulf Liquids in favor of Gulsby and Gulsby-Bay. Gulf Liquids, Gulsby, Gulsby-Bay, Bay Ltd., and NAICO appealed the judgment. In February 2009, we settled with Bay Ltd. and Gulsby-Bay. On May 8, 2012, the Texas Court of Appeals issued its mandate remanding the original breach of contract claims involving Gulsby and attorney fee claims to trial court. The parties reached an agreement to settle on October 2, 2014.
Alaska refinery contamination litigation
In 2010, James West filed a class action lawsuit in state court in Fairbanks, Alaska on behalf of individual property owners whose water contained sulfolane contamination allegedly emanating from the Flint Hills Oil Refinery in North Pole, Alaska. The suit named our subsidiary, Williams Alaska Petroleum Inc. (WAPI), and Flint Hills Resources Alaska, LLC (FHRA), a subsidiary of Koch Industries, Inc., as defendants. We owned and operated the refinery until 2004 when we sold it to FHRA. We and FHRA have made claims under the pollution liability insurance policy issued in

Notes (Continued)

connection with the sale of the North Pole refinery to FHRA. We and FHRA also filed claims against each other seeking, among other things, contractual indemnification alleging that the other party caused the sulfolane contamination.
In 2011, we and FHRA settled the James West claim. We and FHRA subsequently filed motions for summary judgment on the other’s claims. On November 5, 2013, the court ruled that the applicable statute of limitations bars all FHRA’s claims against us and dismissed those claims with prejudice. FHRA asked the court to reconsider and clarify its ruling. On July 8, 2014, the court reaffirmed its dismissal of all FHRA’s claims and entered judgment for us. On August 6, 2014, FHRA appealed the court’s decision to the Alaska Supreme Court.
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
Transco 2012 rate case
On August 31, 2012, Transco submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceedings. The new rates became effective March 1, 2013, subject to refund and the outcome of the hearing. On August 27, 2013, Transco filed a stipulation and agreement with the FERC proposing to resolve all issues in this proceeding without the need for a hearing (Agreement). On December 6, 2013, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement became effective March 1, 2014. We paid $118 million of rate refunds on April 18, 2014.
ACMP matters
Certain of ACMP’s customers, including one of its major customers, have been named in various lawsuits alleging underpayment of royalty. In certain of these cases, ACMP has also been named as a defendant based on allegations that it improperly participated with that major customer in causing the alleged royalty underpayments. Management believes that the claims asserted to date are subject to indemnity obligations owed to ACMP by that major customer. While no assurance can be given as to the ultimate outcome of these cases, management currently believes that the final resolution of these cases will not have a material adverse effect on our results of operations, financial position, or liquidity.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2014, we have accrued liabilities totaling $43 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other

Notes (Continued)

similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2014, we have accrued liabilities of $11 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2014, we have accrued liabilities totaling $6 million for these costs.
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
At September 30, 2014, we have accrued environmental liabilities of $26 million related to these matters.
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

Notes (Continued)

At September 30, 2014, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Note 13 – Segment Disclosures
Our reportable segments are Williams Partners, Access Midstream Partners, and Williams NGL & Petchem Services. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, and Basis of Presentation.)
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

	Williams Partners	Access Midstream Partners	Williams NGL & Petchem Services	Other	Eliminations	Total
	(Millions)
Three months ended September 30, 2014
Segment revenues:
Service revenues
External	$765	$300	$—	$62	$—	$1,127
Internal	1	—	—	7	(8)	—
Total service revenues	766	300	—	69	(8)	1,127
Product sales
External	942	—	—	—	—	942
Internal	—	—	—	—	—	—
Total product sales	942	—	—	—	—	942
Total revenues	$1,708	$300	$—	$69	$(8)	$2,069
Segment profit (loss)	$373	$2,563	$(3)	$1		$2,934
Less:
Equity earnings (losses)	36	29	1	—		66
Income (loss) from investments	—	2,519	—	—		2,519
Segment operating income (loss)	$337	$15	$(4)	$1		349
General corporate expenses						(42)
Operating income (loss)						$307

Three months ended September 30, 2013
Segment revenues:
Service revenues
External	$731	$—	$—	$5	$—	$736
Internal	—	—	—	2	(2)	—
Total service revenues	731	—	—	7	(2)	736
Product sales
External	887	—	—	—	—	887
Internal	—	—	—	—	—	—
Total product sales	887	—	—	—	—	887
Total revenues	$1,618	$—	$—	$7	$(2)	$1,623
Segment profit (loss)	$411	$6	$(4)	$(1)		$412
Less:
Equity earnings (losses)	31	6	—	—		37
Income (loss) from investments	(1)	—	—	—		(1)
Segment operating income (loss)	$381	$—	$(4)	$(1)		376
General corporate expenses						(40)
Operating income (loss)						$336

Notes (Continued)

	Williams Partners	Access Midstream Partners	Williams NGL & Petchem Services	Other	Eliminations	Total
	(Millions)
Nine months ended September 30, 2014
Segment revenues:
Service revenues
External	$2,291	$300	$—	$180	$—	$2,771
Internal	1	—	—	14	(15)	—
Total service revenues	2,292	300	—	194	(15)	2,771
Product sales
External	2,725	—	—	—	—	2,725
Internal	—	—	—	—	—	—
Total product sales	2,725	—	—	—	—	2,725
Total revenues	$5,017	$300	$—	$194	$(15)	$5,496
Segment profit (loss)	$1,269	$2,578	$(111)	$5		$3,741
Less:
Equity earnings (losses)	91	42	(78)	—		55
Income (loss) from investments	—	2,523	—	—		2,523
Segment operating income (loss)	$1,178	$13	$(33)	$5		1,163
General corporate expenses						(125)
Operating income (loss)						$1,038

Nine months ended September 30, 2013
Segment revenues:
Service revenues
External	$2,150	$—	$—	$13	$—	$2,163
Internal	—	—	—	8	(8)	—
Total service revenues	2,150	—	—	21	(8)	2,163
Product sales
External	3,037	—	—	—	—	3,037
Internal	—	—	—	—	—	—
Total product sales	3,037	—	—	—	—	3,037
Total revenues	$5,187	$—	$—	$21	$(8)	$5,200
Segment profit (loss)	$1,332	$35	$(7)	$(5)		$1,355
Less:
Equity earnings (losses)	84	9	—	—		93
Income (loss) from investments	(3)	26	—	—		23
Segment operating income (loss)	$1,251	$—	$(7)	$(5)		1,239
General corporate expenses						(127)
Operating income (loss)						$1,112
September 30, 2014
Total assets	$25,814	$22,765	$516	$1,251	$(539)	$49,807
December 31, 2013
Total assets	$23,571	$2,161	$486	$1,359	$(435)	$27,142

Notes (Continued)

Note 14 – Subsequent Event
On October 26, 2014, we announced that WPZ and ACMP, our consolidated master limited partnerships, entered into a merger agreement. The merged partnership will be named Williams Partners L.P. Under the terms of the agreement, each publicly held WPZ common unit will be exchanged for 0.86672 ACMP common units. Prior to completing the merger, each publicly held ACMP common unit will receive an additional 0.06152 ACMP common unit. Upon consummation of these transactions, we expect to receive ACMP common units representing a net effective exchange ratio of 0.82080 ACMP common units for each WPZ common unit we hold. The WPZ Class D units that we currently hold will convert to WPZ common units in conjunction with the merger. Following the merger, we expect to own approximately 60 percent of the merged partnership, including the general partner interest and IDRs. The approval and adoption of the merger agreement and the merger by WPZ requires approval by a majority of the outstanding WPZ common units. Our subsidiary, Williams Gas Pipeline Company LLC, which owns a sufficient number of WPZ common units to approve the merger on behalf of all WPZ unitholders, has executed a support agreement in which it has irrevocably agreed to consent to the merger. The merger is expected to close in early 2015, subject to customary closing conditions, including effectiveness of a registration statement on Form S-4 related to the issuance of new ACMP common units to WPZ common unitholders.

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
General
We are an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas, natural gas liquids, and olefins. Our operations are located principally in the United States, but span from the deepwater Gulf of Mexico to the Canadian oil sands, and are organized into the Williams Partners, Access Midstream Partners, and Williams NGL & Petchem Services reportable segments. All remaining business activities are included in Other.
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
Williams Partners
Williams Partners includes WPZ, our consolidated master limited partnership, which includes two interstate natural gas pipelines, as well as investments in natural gas pipeline-related companies, which serve regions from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington and from the Gulf of Mexico to the northeastern United States. WPZ also includes natural gas gathering, processing, and treating facilities and oil gathering and transportation facilities located primarily in the Rocky Mountain, Gulf Coast, and Marcellus Shale regions of the United States. WPZ also owns a 5/6 interest in an olefins production facility, along with an RGP Splitter and pipelines in the Gulf region, an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility and B/B Splitter facility at Redwater, Alberta. As of September 30, 2014, we own approximately 66 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and IDRs.
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
Access Midstream Partners
Access Midstream Partners consists of our consolidated master limited partnership, ACMP, which includes domestic midstream businesses that provide gathering, treating, and compression services to producers under long-term, fee-based contracts in the Marcellus and Utica shale plays as well as the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas. ACMP also includes a 49 percent equity-method investment in Utica East Ohio Midstream, LLC, and Appalachia Midstream Services, LLC, which owns an approximate average 47 percent interest in 10 gas gathering systems in the Marcellus Shale.
We previously owned an equity-method investment in ACMP until July 1, 2014, at which time we acquired all of the interests in ACMP held by Global Infrastructure Partners II (GIP) which included 50 percent of the general partner

Management’s Discussion and Analysis (Continued)

interest and 55.1 million limited partner units for $5.995 billion in cash (ACMP Acquisition). We now own 100 percent of the general partner interest, including IDRs, and approximately 50 percent of the limited partner units in ACMP. As discussed in Note 14 – Subsequent Event, WPZ and ACMP have entered into a merger agreement. The merger is expected to close in early 2015, subject to customary closing conditions, including effectiveness of a registration statement on Form S-4 related to the issuance of new ACMP common units to WPZ common unitholders. All subsequent references to forecast amounts within this Management’s Discussion and Analysis do not reflect the proposed merger.
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain other domestic olefins pipeline assets, certain Canadian growth projects under development, including a propane dehydrogenation facility and a liquids extraction plant, as well as the proposed Bluegrass Pipeline joint project (see Note 2 – Variable Interest Entities of Notes to Consolidated Financial Statements for more information regarding the status of Bluegrass Pipeline). As discussed in Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements, the currently operating Canadian assets were contributed to Williams Partners in the first quarter of 2014 and are now presented in the Williams Partners segment. As a result, the Williams NGL & Petchem Services segment is currently comprised primarily of projects under development and thus has no operating revenues to date. We anticipate contributing to WPZ the assets and projects that comprise this segment by late 2014 or early 2015. The transaction is subject to execution of an agreement, review, and recommendation by the Conflicts Committee of the general partner of WPZ, and approval of both our and WPZ’s Board of Directors.
Dividends
In September 2014, we paid a regular quarterly dividend of $0.56 per share, which was 53 percent higher than the same period last year and 32 percent higher than the prior quarter. Also, consistent with our expectation of receiving increasing cash distributions from our interests in WPZ and ACMP, we expect to increase our dividend on a quarterly basis. We expect a dividend increase of approximately 15 percent annually - from the higher third-quarter 2014 base - through 2017.
Overview of Nine Months Ended September 30, 2014
Income (loss) from continuing operations attributable to The Williams Companies, Inc., for the nine months ended September 30, 2014, changed favorably by $1,463 million compared to the nine months ended September 30, 2013, primarily due to a $2.5 billion gain as a result of remeasuring our previous equity-method investment to fair value, as well as increased service revenues. This was partially offset by interest expense related to higher debt levels and equity losses from the proposed Bluegrass Pipeline project, reflecting a write-off of development costs that were previously capitalized and other associated costs that were incurred during the first quarter and lower olefin and NGL margins. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth.
Williams Partners
Canada Dropdown
On February 28, 2014, we contributed certain of our Canadian operations to WPZ, including an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility and B/B Splitter facility at Redwater, Alberta. These businesses were previously reported within our Williams NGL & Petchem Services segment, but are now reported within Williams Partners. Prior period segment disclosures have been recast for this transaction. WPZ funded the transaction with $56 million of cash including $31 million that was received in the second quarter, the issuance of 25,577,521 Class D limited-partner units, and an increase in the capital account of its general partner to allow us to maintain our 2 percent general partner interest. In lieu of cash distributions, the Class D units receive quarterly distributions of additional paid-in-kind Class D units. All Class D units outstanding will be convertible to common units beginning in the first quarter of 2016. The contribution agreement governing the Canada Dropdown

Management’s Discussion and Analysis (Continued)

provides that WPZ can issue additional Class D units to us on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions. At September 2014, no additional Class D units have been issued to us under this provision. In October 2014, a purchase price adjustment was finalized whereby we will pay $56 million in cash to WPZ in the fourth quarter 2014 and waive $2 million in payments of IDRs with respect to the November 2014 distribution.
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
During the first nine months of 2014, we received $175 million of insurance recoveries related to the Geismar Incident and incurred $14 million of related covered insurable expenses in excess of our retentions (deductibles). These amounts are reflected as a net gain in Net insurance recoveries- Geismar Incident within Costs and expenses in our Consolidated Statement of Income.
Following the repair and an expansion of the plant, we expect the Geismar plant to return to operation in the fourth quarter of 2014. We expect our total loss to exceed our $500 million policy limit, which would result in a total claim of approximately $433 million related to business interruption and approximately $67 million related to the repair of the plant. Through September 2014, we have received a total of $225 million from insurers. We received $50 million of our most recent claim of $200 million as the insurers are evaluating our claim and have raised questions around key assumptions involving our business interruption claim. We continue to work with insurers in support of all claims, as submitted, and are vigorously pursuing collection of the remaining $275 million insurance limits. We, in consultation with independent experts, presented further support for our insurance claim to insurers in September 2014 and have agreed with insurers to non-binding mediation, which is scheduled to begin in late November, in an effort to advance the resolution of the claim.
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
Caiman II
As a result of contributions made in the first quarter of 2014, our ownership in the Caiman II joint project increased to 58 percent at June 30, 2014. These contributions are used to fund Caiman II’s 50 percent investment in Blue Racer

Management’s Discussion and Analysis (Continued)

Midstream LLC, which is expanding gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica Shale.
Volatile commodity prices
NGL margins were approximately 22 percent lower in the first nine months of 2014 compared to the same period of 2013 driven by lower volumes, as well as higher natural gas prices, partially offset by favorable non-ethane prices. Volumes declined primarily due to a customer contract in the West that expired in September 2013, as well as higher inventory levels. Due to unfavorable ethane economics, we further reduced our recoveries of ethane in our domestic plants in the first nine months of 2014, compared to the same period in 2013. These reductions are substantially offset by new volumes generated by our Canadian ethane recovery facility which was placed into service in December 2013.
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
The following graph illustrates the effects of this margin volatility, notably the decline in equity ethane sales driven by reduced recoveries, as well as the margin differential between ethane and non-ethane products and the relative mix of those products.

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

Cents per gallon
1.40
1.20
1.00
0.80
0.60
0.40
0.20
0.00
Gallons (Millions)
900
800
700
600
500
400
300
200
100
0
Q4'11
Q1'12
Q2'12
Q3'12
Q4'12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
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

Management’s Discussion and Analysis (Continued)

Williams NGL & Petchem Services
Bluegrass Pipeline and Moss Lake
We own a 50 percent equity-method investment in Bluegrass Pipeline, which was a proposed NGL pipeline that would connect processing facilities in the Marcellus and Utica shale-gas areas in the northeastern United States to growing petrochemical and export markets in the Gulf Coast area of the United States. Completion of this project was subject to execution of customer contracts sufficient to support the project. Based on a lack of customer commitments and other factors, our management decided in April 2014 to discontinue further funding of the project. The capitalized project development costs at the Bluegrass Pipeline entity were written off as of March 31, 2014.

We also own 50 percent interests in Moss Lake. Moss Lake was being developed to construct a proposed new large-scale fractionation plant, expand natural gas liquids storage facilities in Louisiana and construct a proposed pipeline connecting these facilities to the Bluegrass Pipeline. Additionally, Moss Lake would construct a proposed new liquefied petroleum gas (LPG) terminal. The capitalized project development costs at the Moss Lake entities were written off as of March 31, 2014.

On September 2, 2014, we received a notice of dissolution from our partner with respect to the Bluegrass entity and the related Moss Lake entities. We have begun the dissolution process for all three entities.
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

Consistent with our strategy, we recently completed the ACMP Acquisition which is expected to bolster our position in the Marcellus and Utica shale plays and add diversity via the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas. As previously discussed, WPZ and ACMP have entered into a merger agreement that is expected to close in early 2015.

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

In 2014, we anticipate an overall improvement in operating results compared to 2013 primarily due to an increase in our fee-based and Canadian midstream businesses, partially offset by lower olefins and NGL margins and higher operating expenses associated with the growth of our business. As a result of the ACMP Acquisition, we anticipate higher fee-based business results for the remainder of 2014, partially offset by higher depreciation and amortization expenses.

The following factors, among others, could impact our businesses in 2014.

Williams Partners
Commodity price changes
NGL and olefin price changes have historically correlated somewhat with changes in the price of crude oil, although NGL, olefin, crude, and natural gas prices are highly volatile, and difficult to predict. Commodity margins are highly dependent upon regional supply/demand balances of natural gas as they relate to NGL margins, while olefins are impacted by global supply and demand fundamentals. NGL prices will benefit from exports to satisfy global demand. NGL products are currently the preferred feedstock for ethylene and propylene production, and are expected to remain advantaged over crude-based feedstocks into the foreseeable future. We continue to benefit from our strategic feedstock cost advantage in propylene production from Canadian oil sands offgas.
We anticipate the following trends in overall commodity prices for the remainder of 2014, as compared to the same period in 2013:

•	Natural gas and ethane prices are expected to be comparable to 2013 levels.

•	Propane prices are expected to be lower than last year primarily due to milder temperatures and higher inventory levels.

•	Propylene prices are expected to be comparable to 2013 prices.

•	Ethylene prices and the overall ethylene crack spread are expected to remain strong due to lower production resulting from multiple operational disruptions in the market.

Gathering, transportation, processing, and NGL sales volumes
The growth of natural gas production supporting our gathering and processing volumes is impacted by producer drilling activities, which are influenced by commodity prices including natural gas, ethane and propane prices. In

Management’s Discussion and Analysis (Continued)

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

•	In Williams Partners’ Gulf Coast region, we expect higher production handling volumes compared to 2013, following the scheduled completion of Gulfstar FPS™ in fourth quarter 2014.

•	In Williams Partners’ western region, we anticipate an unfavorable impact in equity NGL volumes in 2014 compared to 2013, primarily due to a customer contract that expired in September 2013.

•	In 2014, Williams Partners’ domestic businesses anticipate a continuation of periods when it will not be economical to recover ethane.

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
Access Midstream Partners
As a result of completing the previously mentioned ACMP Acquisition on July 1, 2014, we now own 100 percent of the general partner and approximately 50 percent of the limited partner units in ACMP.   As such, we expect to receive higher cash distributions associated with our increase in ownership percentage, including 100 percent of the incentive distributions.  Following the ACMP Acquisition, we no longer account for our investment in ACMP as an equity-method investment, but rather we consolidate ACMP, which will impact our operating results for the remainder of 2014.

Our reported results for ACMP as a consolidated entity reflect our higher basis in ACMP following the ACMP Acquisition and will not necessarily be consistent with ACMP’s standalone reported results reflecting its historical

Management’s Discussion and Analysis (Continued)

basis. We expect our reported results to reflect higher depreciation and amortization expense associated with our increased basis in ACMP.

In the third quarter of 2013, ACMP increased its cash distribution by five cents per unit.  Following this increase, annual distributions to unitholders are expected to grow by approximately 15 percent in 2014.  We forecast that we will receive cash distributions of approximately $223 million from ACMP for 2014, including the additional distributions associated with our increased ownership percentage resulting from the ACMP Acquisition.
Expansion Projects
We expect to invest total capital in 2014, including the $5.995 billion paid in the ACMP Acquisition, among our business segments as follows:

	Low	High
	(Millions)
Segment:
Williams Partners	$3,140	$3,640
Access Midstream Partners	6,520	6,620
Williams NGL & Petchem Services	400	500
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

•
In the first half of 2014, we completed a 30 Mbbls/d expansion of the Moundsville fractionator facility, the construction of a 50-mile ethane pipeline, and the first phase of the condensate stabilization project in the Marcellus Shale. In third quarter 2014, we completed the installation of 40 Mbbls/d of deethanization facilities. The first 200 MMcf/d of processing at Oak Grove, and the last phase of the condensate stabilization project are expected to be in-service in fourth quarter 2014.

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

Gulfstar One
We designed, constructed, and are installing our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. Installation is under way and the project is expected to be in service in the fourth quarter 2014. In December 2013, Gulfstar One agreed to host the Gunflint development, which will result in an expansion of the Gulfstar One system to provide production handling capacity of 20 Mbbls/d and 40 MMcf/d for Gunflint. The Gunflint project is expected to be completed in the first quarter of 2016, dependent on the producer’s development activities.

Management’s Discussion and Analysis (Continued)

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

Northeast Connector
In May 2014, we received FERC approval to expand Transco’s existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We plan, subject to FERC approval, to place part of the project into service during the fourth quarter of 2014, which will enable us to begin providing 65 Mdth/d of firm transportation from Station 195 to the Rockaway Delivery Lateral junction. We plan to place the remainder of the project into service during the first quarter of 2015. In total, the project is expected to increase capacity by 100 Mdth/d.

Management’s Discussion and Analysis (Continued)

Rockaway Delivery Lateral
In May 2014, we received FERC approval to construct a three-mile offshore lateral to a distribution system in New York. We plan to place the project into service during the first quarter of 2015, and the capacity of the lateral is expected to be 647 Mdth/d.

Virginia Southside
In November 2013, we received approval from the FERC to expand Transco’s existing natural gas transmission system from New Jersey to a proposed power station in Virginia and delivery points in North Carolina. We plan, subject to FERC approval, to place part of the project into service during the fourth quarter of 2014, which will enable us to begin providing 250 Mdth/d of firm transportation capacity through the mainline portion of the project on an interim basis, until the in-service date of the project as a whole. We plan to place the remainder of the project into service during the third quarter of 2015. In total, the project is expected to increase capacity by 270 Mdth/d.

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

Geismar
As a result of the Geismar Incident, the expansion of our Geismar olefins production facility is expected to be completed when the Geismar plant returns to operation in the fourth quarter of 2014. The expansion is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. The additional capacity will be wholly owned by us and is expected to increase our ownership of the Geismar production facility from the current 83.3 percent.

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

Management’s Discussion and Analysis (Continued)

NGL Infrastructure Expansion
As part of a long-term agreement to provide gas processing to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta, we plan to build a new liquids extraction plant and an extension of the Boreal Pipeline. The extension of the Boreal Pipeline will enable transportation of the NGL/olefins mixture from the new extraction plant. We plan to place this project into service during the fourth quarter 2015, and expect initial NGL/olefins recoveries of approximately 12 Mbbls/d. To mitigate the associated ethane price risk, we have a long-term supply agreement with a third-party customer.
Gulf Coast Expansion
In November 2012, we acquired 10 liquids pipelines in the Gulf Coast region. The acquired pipelines will be combined with an organic build-out of several projects to expand our petrochemical services in that region. The projects include the construction and commissioning of pipeline systems capable of transporting various products in the Gulf Coast region. A butanes/ gasoline pipeline is expected to be placed into service in early 2015, with additional pipelines expected to be placed into service during 2015 through 2016.
Critical Accounting Estimate
Business Combination Accounting for the ACMP Acquisition
As previously discussed, we completed the ACMP Acquisition on July 1, 2014. We have applied the acquisition method of accounting for this acquisition achieved in stages, under which tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date. The excess of the aggregate of the consideration transferred, the fair value of the noncontrolling interest, and the fair value of our previously held equity-method investment, over the preliminary estimated fair value of net assets acquired is reflected as goodwill on our Consolidated Balance Sheet. As disclosed in Note 3 – Acquisition of the Notes to Consolidated Financial Statements, both the remeasurement of our previously held equity-method investment in ACMP and the allocation of the acquisition-date fair value of the assets acquired and liabilities assumed are considered preliminary. These provisional amounts are subject to change during the measurement period, which will not exceed one year from the acquisition date. Any such adjustments during the measurement period will be recognized as if they had occurred at the acquisition date, which would require retrospective revision of comparative information for prior periods presented.

As a result of our preliminary accounting for this business combination, we have goodwill of approximately $1 billion as of September 30, 2014. This balance will be evaluated for impairment as of October 1 as part of our annual assessment of all goodwill.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	$ Change*	% Change*	2014	2013	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,127	$736	+391	+53%	$2,771	$2,163	+608	+28%
Product sales	942	887	+55	+6%	2,725	3,037	--312	-10%
Total revenues	2,069	1,623			5,496	5,200
Costs and expenses:
Product costs	807	710	--97	-14%	2,300	2,301	+1	—%
Operating and maintenance expenses	412	269	--143	-53%	1,018	820	--198	-24%
Depreciation and amortization expenses	369	207	--162	-78%	797	606	--191	-32%
Selling, general, and administrative expenses	171	130	--41	-32%	457	385	--72	-19%
Net insurance recoveries – Geismar Incident	—	(50)	--50	-100%	(161)	(50)	+111	NM
Other (income) expense – net	3	21	+18	+86%	47	26	--21	-81%
Total costs and expenses	1,762	1,287			4,458	4,088
Operating income (loss)	307	336			1,038	1,112
Equity earnings (losses)	66	37	+29	+78%	55	93	--38	-41%
Gain on remeasurement of equity-method investment	2,522	—	+2,522	NM	2,522	—	+2,522	NM
Other investing income (loss) – net	11	10	+1	+10%	43	62	--19	-31%
Interest expense	(210)	(124)	--86	-69%	(513)	(379)	--134	-35%
Other income (expense) – net	10	1	+9	NM	15	1	+14	NM
Income (loss) from continuing operations before income taxes	2,706	260			3,160	889
Provision (benefit) for income taxes	998	62	--936	NM	1,133	260	--873	NM
Income (loss) from continuing operations	1,708	198			2,027	629
Income (loss) from discontinued operations	—	(1)	+1	+100%	4	(10)	+14	NM
Net income (loss)	1,708	197			2,031	619
Less: Net income attributable to noncontrolling interests	30	56	+26	+46%	110	175	+65	+37%
Net income (loss) attributable to The Williams Companies, Inc.	$1,678	$141			$1,921	$444

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Service revenues increased primarily due to the consolidation of ACMP beginning in third-quarter 2014 and due to new Canadian construction management services performed for third parties reported within the Other segment. In addition, natural gas transportation fee revenues increased related to new projects placed in service in 2013 at Transco,

Management’s Discussion and Analysis (Continued)

and gathering fee revenue increased driven by new well connections and the completion of various compression projects primarily in the Susquehanna Supply Hub.
Product sales increased primarily due to higher marketing revenues associated with higher NGL volumes and natural gas prices, partially offset by lower crude oil volumes and prices and lower natural gas volumes. Equity NGL sales decreased related to lower volumes, partially offset by higher per-unit sales prices.
Product costs increased primarily due to higher NGL marketing purchases associated with higher volumes, partially offset by lower crude oil marketing purchases. In addition, natural gas purchases associated with the production of equity NGLs decreased slightly reflecting lower volumes, which were substantially offset by higher natural gas prices.
Operating and maintenance expenses increased primarily due to the consolidation of ACMP beginning in third quarter 2014 and due to new Canadian construction management services performed for third parties.
Depreciation and amortization expenses increased primarily due to the consolidation of ACMP beginning in third quarter 2014.
Selling, general, and administrative expenses (SG&A) increased primarily due to the consolidation of ACMP beginning in third quarter 2014 including the recognition of $21 million of ACMP acquisition and transition-related charges incurred in 2014. (See Note 3 – Acquisition of Notes to Consolidated Financial Statements.)
The unfavorable change in Net insurance recoveries – Geismar Incident reflects the absence of the 2013 receipt of $50 million of insurance recoveries. (See Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
The favorable change in Other (income) expense – net within Operating income (loss) includes the following:

•	A $12 million net gain recognized in 2014 related to a partial acreage dedication release.

•	The absence of a $9 million accrued loss recognized in 2013 associated with a producer claim against us.

•	The absence of $9 million of expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates.

•	The absence of $3 million of income from insurance recoveries in 2013 related to the abandonment of certain Eminence storage assets.
The unfavorable change in Operating income (loss) includes lower net insurance recoveries related to the Geismar Incident, a $28 million decrease in NGL margins driven primarily by lower volumes and higher natural gas prices partially offset by higher NGL prices, and $17 million lower marketing margins. These decreases are partially offset by $35 million higher service revenues at Williams Partners and a $15 million favorable impact from consolidation of ACMP beginning in third quarter 2014, as well as favorable changes in Other (income) expense – net within Operating income (loss) as previously discussed.
Equity earnings (losses) changed favorably primarily due to the recognition of $48 million of equity earnings in third quarter 2014 related to equity investments held by ACMP. This change is partially offset by the recognition of $19 million of equity losses associated with acquisition-related compensation expenses that were triggered by the ACMP Acquisition in third quarter 2014. (See Note 3 – Acquisition of Notes to Consolidated Financial Statements.)
Gain on remeasurement of equity-method investment represents the gain we recognized as a result of remeasuring to fair value the equity-method investment that we held before we acquired a controlling interest in ACMP. (See Note 3 – Acquisition of Notes to Consolidated Financial Statements.)
Interest expense increased due to a $111 million increase in Interest incurred primarily due to new debt issuances in the fourth quarter of 2013 and the first half of 2014, as well as the consolidation of ACMP’s debt in third quarter 2014. The increase in Interest incurred is partially offset by an increase of $25 million in Interest capitalized related

Management’s Discussion and Analysis (Continued)

to construction projects in progress. (See Note 3 – Acquisition and Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income in 2014. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income attributable to noncontrolling interests related to our investment in WPZ primarily reflects lower operating results at WPZ and the impact of increased income allocated to the WPZ general partner associated with IDRs. This change is partially offset by an unfavorable change in Net income attributable to noncontrolling interests related to our investment in ACMP due to the consolidation of ACMP in third quarter 2014.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Service revenues increased primarily due to the consolidation of ACMP beginning in third quarter 2014 and due to new Canadian construction management services performed for third parties reported within the Other segment. Gathering fees increased driven by higher volumes and a net increase in gathering rates primarily in the Susquehanna Supply Hub. Natural gas transportation fee revenues increased primarily associated with expansion projects placed in service at Transco in 2013. In addition, Service revenues increased related to new processing, fractionation, and transportation fees from Ohio Valley Midstream facilities that were placed in service in 2013 and 2014.
Product sales decreased primarily due to lower olefin sales volumes associated with the lack of production in 2014 as a result of the Geismar Incident and lower Canadian olefin sales volumes. In addition, equity NGL sales decreased primarily reflecting lower non-ethane volumes, partially offset by higher average NGL per-unit sales prices. Marketing revenues increased primarily due to higher NGL and natural gas prices and ethane volumes, partially offset by lower crude oil, natural gas, and non-ethane volumes.
Product costs decreased slightly primarily due to lower olefin feedstock purchases related to the lack of production in 2014 as a result of the Geismar Incident. In addition, natural gas purchases associated with the production of equity NGLs decreased slightly reflecting lower volumes, which were substantially offset by higher natural gas prices. These decreases were substantially offset by an increase in marketing purchases.

Operating and maintenance expenses increased primarily due costs incurred associated with new Canadian construction management services performed for third parties and the consolidation of ACMP beginning in third quarter 2014. These increases are partially offset by a net increase in system gains, the absence of Geismar Incident insurance deductibles incurred in 2013, lower gathering fuel expense in the western region, and lower maintenance expenses in Canada and the Gulf Coast.

Depreciation and amortization expenses increased primarily due to the consolidation of ACMP beginning in third quarter 2014 and due to depreciation on new projects placed in service.
SG&A increased primarily due to the consolidation of ACMP beginning in third quarter 2014 including $23 million of acquisition and transition-related costs recognized in 2014, as well as $19 million of project development costs incurred in 2014 related to the Bluegrass Pipeline reflecting 100 percent of such costs. The 50 percent noncontrolling interest share of these costs are presented in Net income attributable to noncontrolling interests.
The favorable change in Net insurance recoveries – Geismar Incident is primarily due to the receipt of $175 million of insurance recoveries in 2014, compared to the receipt of $50 million of insurance recoveries in 2013. This change is partially offset by $14 million of related covered insurable expenses in excess of our retentions (deductibles) incurred in 2014. (See Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
The unfavorable change in Other (income) expense – net within Operating income (loss) includes the following:

•	$17 million of impairment charges recognized in 2014 related to certain equipment held for sale.

Management’s Discussion and Analysis (Continued)

•	The absence of $15 million of income from insurance recoveries in 2013 related to the abandonment of certain Eminence storage assets.

•	A $10 million increase in amortization expense related to our regulatory asset associated with asset retirement obligations.

•	An $8 million increase in expense associated with a regulatory liability for certain employee costs.

•	The absence of $15 million of expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates.

•	A $12 million net gain recognized in 2014 related to a partial acreage dedication release.

•	The absence of a $9 million accrued loss recognized in 2013 associated with a producer claim against us.

Operating income (loss) changed unfavorably primarily due to a $208 million decrease in olefin margins, including $197 million lower product margins at our Geismar plant, an $89 million decrease in NGL margins driven primarily by lower volumes and higher natural gas prices partially offset by higher NGL prices, and $12 million lower marketing margins, as well as higher project development costs and unfavorable changes in Other (income) expense – net within Operating income (loss) as previously discussed. Partially offsetting these changes are $142 million higher service revenues at Williams Partners and $125 million higher net insurance recoveries in 2014 related to the Geismar Incident, as well as a $13 million favorable impact from the consolidation of ACMP beginning in third quarter 2014.

Equity earnings (losses) changed unfavorably primarily due to $78 million of equity losses from Bluegrass Pipeline and Moss Lake in 2014 related primarily to the underlying write-off of previously capitalized project development costs (see Note 2 – Variable Interest Entities of Notes to Consolidated Financial Statements), partially offset by the recognition of $48 million of equity earnings in third quarter 2014 related to equity investments held by ACMP. In addition, we recognized $19 million of equity losses associated with acquisition-related compensation expenses that were triggered by the ACMP Acquisition. (See Note 3 – Acquisition of Notes to Consolidated Financial Statements.)
Gain on remeasurement of equity-method investment represents the gain we recognized as a result of remeasuring to fair value the equity-method investment that we held before we acquired a controlling interest in ACMP. (See Note 3 – Acquisition of Notes to Consolidated Financial Statements.)

The unfavorable change in Other investing income (loss) – net is primarily due to $21 million lower gains resulting from ACMP’s equity issuances prior to our consolidation of that entity beginning in third quarter 2014.

Interest expense increased due to a $169 million increase in Interest incurred primarily due to new debt issuances in the fourth quarter of 2013 and the first half of 2014, as well as the consolidation of ACMP’s debt in third quarter 2014 and $9 million of ACMP acquisition-related financing costs incurred in 2014. The increase in Interest incurred is partially offset by an increase of $35 million in Interest capitalized related to construction projects in progress. (See Note 3 – Acquisition and Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)

Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income in 2014. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.

Income (loss) from discontinued operations changed favorably primarily due to the absence of a $15 million pre-tax charge resulting from an unfavorable ruling associated with our former Alaska refinery related to the Trans-Alaska Pipeline System Quality Bank in 2013.
The favorable change in Net income attributable to noncontrolling interests related to our investment in WPZ is primarily due to the impact of increased income allocated to the WPZ general partner associated with IDRs and lower operating results at WPZ. The favorable change in Net income attributable to noncontrolling interests related to our

Management’s Discussion and Analysis (Continued)

investment in Bluegrass Pipeline includes our partner’s 50 percent share of project development costs expensed by Bluegrass Pipeline during the portion of the first quarter of 2014 that Bluegrass Pipeline was consolidated. The unfavorable change in Net income attributable to noncontrolling interests related to our investment in ACMP is due to the consolidation of ACMP in third quarter 2014.
Period-Over-Period Operating Results - Segments
Williams Partners

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Segment revenues	$1,708	$1,618	$5,017	$5,187
Segment costs and expenses	(1,371)	(1,238)	(3,839)	(3,939)
Equity earnings (losses)	36	31	91	84
Segment profit	$373	$411	$1,269	$1,332
Three months ended September 30, 2014 vs. three months ended September 30, 2013
The increase in Segment revenues includes:

•
A $73 million increase in marketing revenues primarily associated with higher non-ethane and ethane volumes as well as higher natural gas prices, partially offset by lower crude oil volumes and prices and lower natural gas volumes. The changes in marketing revenues are more than offset by similar changes in marketing purchases.

•
A $35 million increase in service revenues primarily due to $14 million higher fee-based revenues resulting from higher gathering volumes driven by new well connections and the completion of various compression projects. In addition, natural gas transportation revenues increased $15 million at Transco primarily from expansion projects placed into service in 2013.

•	A $6 million increase in other product sales primarily due to increased system management gas sales from our gas pipeline businesses (offset in Segment costs and expenses).

•
A $30 million decrease in revenues from our equity NGLs primarily reflecting a $38 million decrease due to lower volumes, partially offset by a $8 million increase associated with higher average ethane per-unit sales prices. Equity sales volumes are 21 percent lower primarily due a customer contract that expired in September 2013 and a lower ethane recoveries, partially offset by lower inventory levels and higher Canadian volumes generated by the ethane recovery project.

The increase in Segment costs and expenses includes:

•	A $90 million increase in marketing purchases primarily due to increased NGL volumes (substantially offset in marketing revenues).

•	The absence of $50 million in Net insurance recoveries-Geismar Incident received during third-quarter 2013.

•
A $9 million increase in operating costs primarily due to an increase in Depreciation and amortization expenses associated with the Ohio Valley Midstream and Susquehanna Supply Hub businesses due to growth in these operations.

•	A $6 million increase in other product costs primarily due to increased system management gas costs from our gas pipeline businesses (offset in Segment revenues).

Management’s Discussion and Analysis (Continued)

•
A $22 million favorable change in Other (income) expense – net includes a $12 million net gain recognized due to the partial release of an acreage dedication in 2014, the absence of a $9 million accrued loss recognized in 2013 associated with a producer claim against us, and the absence of $9 million of expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates. Partially offsetting these favorable changes is the absence of $3 million of income from insurance recoveries in 2013 related to the abandonment of certain Eminence storage assets.

The decrease in Segment profit includes:

•	The absence of $50 million in insurance recoveries received during third quarter 2013 attributable to the Geismar Incident.

•	A $28 million decrease in NGL margins driven primarily by lower volumes and higher natural gas prices, partially offset by higher average NGL prices.

•	A $17 million decrease in marketing margins primarily due to decreasing non-ethane prices in 2014 versus increasing non-ethane prices in 2013 and a lower-of-cost-or-market write-down on ethane.

•	A $9 million increase in operating costs as previously discussed.

•	A $22 million favorable change in Other (income) expense – net as previously discussed.

•	A $35 million increase in service revenues as previously discussed.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
The decrease in Segment revenues includes:

•
A $316 million decrease in olefin sales primarily associated with a $296 million decrease due to lower volumes related to the lack of production in 2014 as a result of the Geismar Incident, a $13 million decrease in Canadian olefin volumes primarily due to an unfavorable change in the composition of the off-gas feedstock, and a net $5 million decrease primarily related to lower volumes at our RGP Splitter primarily due to an outage in a third-party storage facility which caused us to reduce production (substantially offset in Product costs).

•
A $92 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $157 million due to lower volumes, partially offset by a $65 million increase associated with higher average non-ethane and ethane per-unit sales prices. Equity non-ethane sales volumes are 27 percent lower primarily due to a customer contract that expired in September 2013.

•
A $142 million increase in service revenues primarily due to $66 million higher fee-based revenues resulting from higher gathering volumes driven by new well connections, the completion of various compression projects, and a net increase in gathering rates associated with customer contract modifications primarily in the Susquehanna Supply Hub of the Northeast region. Fee-based revenues also increased $15 million due to contributions from our Ohio Valley Midstream business resulting from the addition of processing, fractionation and transportation facilities placed in service in 2013 and 2014. In addition, natural gas transportation revenues increased $60 million primarily from expansion projects placed into service in 2013 for Transco.

•
A $100 million increase in marketing revenues primarily associated with higher NGL and natural gas prices and higher ethane volumes, partially offset by lower crude oil, natural gas and non-ethane volumes. The changes in marketing revenues are more than offset by similar changes in marketing purchases.

Management’s Discussion and Analysis (Continued)

The decrease in Segment costs and expenses includes:

•
A $111 million favorable change in Net insurance recoveries – Geismar Incident attributable to the receipt of $175 million of insurance recoveries in 2014, partially offset by $14 million of related covered insurable expenses in excess of our retentions (deductibles) incurred in 2014 compared to the receipt of $50 million in insurance recoveries in 2013.

•
A $108 million decrease in olefin feedstock purchases primarily associated with a $99 million decrease due to lower volumes related to the lack of production in 2014 as a result of the Geismar Incident and a $17 million decrease primarily related to lower volumes at our RGP Splitter primarily due to the third-party storage facility outage, partially offset by $9 million higher per-unit costs at our RGP Splitter (more than offset in Product sales).

•
A $2 million decrease in operating costs primarily due to a $45 million decline in Operating and maintenance expenses associated with an increase in system gains, reduced gathering fuel expense and lower maintenance expenses. Partially offsetting this decline is a $36 million increase in Depreciation and amortization expenses attributable to new assets placed in service.

•	A $112 million increase in marketing purchases primarily due to higher per unit NGL prices (substantially offset in marketing revenues).

•
A $17 million unfavorable change in Other (income) expense – net primarily due to $17 million of impairment charges associated with certain equipment held for sale and $10 million in increased amortization on asset retirement obligations associated with our regulatory assets. Partially offsetting these items is a $12 million net gain recognized in 2014 related to a partial acreage dedication release.

The decrease in Segment profit includes:

•
A $208 million decrease in olefin margins, including $197 million lower olefin margins at our Geismar plant and $14 million lower olefin margins associated with our Canadian operations primarily due to lower volumes and higher inventory levels during 2014.

•	An $89 million decrease in NGL margins driven primarily by lower volumes and higher natural gas prices, partially offset by higher average NGL prices.

•	A $17 million unfavorable change in Other (income) expense – net as previously discussed.

•	A $12 million decrease in marketing margins primarily due to $7 million higher lower-of-cost-or-market write-downs in 2014.

•	A $142 million increase in service revenues as previously discussed.

•	A $111 million favorable change in Net insurance recoveries – Geismar Incident as previously discussed.

Management’s Discussion and Analysis (Continued)

Access Midstream Partners

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Segment revenues	$300	$—	$300	$—
Segment costs and expenses	(285)	—	(287)	—
Equity earnings (losses)	29	6	42	9
Income (loss) from investments	2,519	—	2,523	26
Segment profit	$2,563	$6	$2,578	$35
We began consolidating ACMP following the ACMP Acquisition on July 1, 2014. Prior to the acquisition date, we accounted for our interest in ACMP as an equity-method investment. ACMP’s revenues are derived from domestic midstream businesses that provide gathering, treating, and compression services to producers under long-term fee-based contracts. These revenues have grown 20 percent and 19 percent over the three and nine months ended 2013, respectively. As ACMP was previously accounted for as an equity-method investment, these increases in revenue are not reflected in the table above. See Note 3 – Acquisition for further details.
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Equity earnings (losses) in 2014 includes $48 million of equity earnings recognized by ACMP, primarily from its investment in Appalachia Midstream Services, L.L.C., partially offset by $19 million of equity losses associated with certain compensation-related costs at ACMP that were triggered by the acquisition. Equity earnings (losses) in 2013 includes $6 million of equity earnings recognized from our equity-method investment in ACMP.
Income (loss) from investments includes a $2.5 billion gain in 2014 relating to the remeasurement of our equity- method investment in ACMP resulting from the ACMP Acquisition.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Equity earnings (losses) in 2014 includes $61 million of equity earnings primarily reflecting ACMP’s investment in Appalachia Midstream Services, L.L.C., partially offset by $19 million of equity losses associated with certain compensation-related costs that were triggered by the acquisition. Equity earnings (losses) in 2013 includes $9 million of equity earnings recognized from our equity-method investment in ACMP.
Income (loss) from investments in 2014 includes a $2.5 billion gain relating to the remeasurement of our equity- method investment in ACMP. Income (loss) from investments in 2013 includes a $26 million gain resulting from ACMP’s equity issuance in April 2013. This equity issuance resulted in the dilution of our ownership from approximately 24 percent to 23 percent, which was accounted for as though we sold a portion of our investment.
Williams NGL & Petchem Services

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Segment costs and expenses	$(4)	$(4)	$(33)	$(7)
Equity earnings (losses)	1	—	(78)	—
Segment loss	$(3)	$(4)	$(111)	$(7)

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
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
Other

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Segment revenues	$69	$7	$194	$21
Segment profit (loss)	1	(1)	5	(5)
For the three and nine months ended September 30, 2014, Segment revenues increased due to new Canadian construction management services performed for third parties (substantially offset in segment costs and expenses).
Segment profit (loss) reflects a favorable change for the nine months ended 2014 due to the absence of $6 million of project development costs incurred during the first quarter of 2013.

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, dividends and distributions, debt service payments, and tax payments, including a $64 million tax payment as a result of WPZ’s acquisition of certain of our Canadian operations, while maintaining a sufficient level of liquidity. In particular, we note the following, which considers our recent ACMP Acquisition:

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

Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2014. Our internal and external sources of consolidated liquidity include:

•	Cash generated from our operations, including cash distributions from WPZ and ACMP, and our equity-method investments based on our level of ownership and IDRs;

•	Cash and cash equivalents on hand;

•	Cash proceeds from WPZ’s and/or ACMP’s issuances of debt and/or equity securities;

•	Use of WPZ’s commercial paper program and/or credit facility;

Management’s Discussion and Analysis (Continued)

•	Use of ACMP’s revolving credit facility.
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
As of September 30, 2014, we had a working capital deficit (current liabilities in excess of current assets) of $1,033 million, including $750 million of long-term debt at WPZ due in February 2015. However, we note the following about our available liquidity.

	September 30, 2014
Available Liquidity	WPZ	ACMP	WMB	Total
	(Millions)
Cash and cash equivalents	$110	$28	$164	$302
Capacity available under our $1.5 billion credit facility (expires July 31, 2018) (1)			1,180	1,180
Capacity available to WPZ under its $2.5 billion credit facility (expires July 31, 2018) less amounts outstanding under its $2 billion commercial paper program (2)	2,235			2,235
Capacity available to ACMP under its $1.75 billion credit facility (expires May 13, 2018) (3)		1,284		1,284
	$2,345	$1,312	$1,344	$5,001

(1)
As of September 30, 2014, we had $320 million outstanding under this credit facility. The credit facility capacity, under certain circumstances, may be increased up to an additional $500 million. At September 30, 2014, we were in compliance with the financial covenants associated with this credit facility.

(2)
WPZ had $265 million of Commercial paper outstanding at September 30, 2014. The highest amount outstanding under the commercial paper program during 2014 was $900 million. WPZ has not borrowed on its credit facility during 2014. The WPZ credit facility is only available to WPZ, Transco, and Northwest Pipeline as co-borrowers and, under certain circumstances, the capacity may be increased up to an additional $500 million. In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under WPZ’s commercial paper program. At September 30, 2014, WPZ was in compliance with the financial covenants associated with the credit facility and commercial paper program.

(3)
At September 30, 2014, ACMP had $466 million outstanding under this credit facility. The highest amount outstanding under this facility during the three months ended September 30, 2014 was $506 million. The credit facility capacity, under certain circumstances, may be increased up to an additional $250 million. At September 30, 2014, ACMP was in compliance with the financial covenants associated with the credit facility.

In addition to the credit facilities and WPZ’s commercial paper program listed above, we issued letters of credit totaling $14 million and WPZ issued letters of credit totaling $1 million as of September 30, 2014, under certain bilateral bank agreements.
Debt Offerings
On June 24, 2014, we completed a public offering of $1.25 billion of 4.55 percent senior notes due 2024 and $650 million of 5.75 percent senior notes due 2044. We used the net proceeds to finance a portion of the ACMP Acquisition.

Management’s Discussion and Analysis (Continued)

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
Shelf Registrations
In April 2013, WPZ filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for its own accounts as principals. As of September 30, 2014, 1,080,448 common units have been issued under this registration. The net proceeds of $55 million were used for general partnership purposes.
In July 2013, ACMP filed a shelf registration statement under which it may offer and sell common units representing limited partner interests in ACMP having an aggregate offering price of up to $300 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between ACMP and certain banks who may act as sales agents or purchase for its own accounts as principals. During the three months ended September 30, 2014, no common units were issued under this registration.
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
Insurance Renewal
Our onshore property damage and business interruption insurance coverage renewed on May 1, with a combined per-occurrence limit of $750 million, subject to retentions (deductibles) of $40 million per occurrence for property damage and a waiting period of 120 days per occurrence for business interruption.

Management’s Discussion and Analysis (Continued)

Credit Ratings
Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ and ACMP. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating

Williams:	Standard & Poor’s	Stable	BB+	BB+
	Moody’s Investors Service	Stable	Baa3	N/A
	Fitch Ratings	Stable	BBB-	N/A

Williams Partners:	Standard & Poor’s	Stable	BBB	BBB
	Moody’s Investors Service	Stable	Baa2	N/A
	Fitch Ratings	Stable	BBB	N/A

ACMP:	Standard & Poor’s	CreditWatch positive	BB+	BB+
	Moody’s Investors Service	Ratings under review	Ba2	Ba1
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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of September 30, 2014, we estimate that a downgrade to a rating below investment grade for us or WPZ could require us to post up to $294 thousand or $321 million, respectively, in additional collateral with third parties.

Sources (Uses) of Cash

	Nine months ended September 30,
	2014	2013
	(Millions)
Net cash provided (used) by:
Operating activities	$1,104	$1,702
Financing activities	7,527	1,094
Investing activities	(9,010)	(2,903)
Increase (decrease) in cash and cash equivalents	$(379)	$(107)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash expenses such as Gain on remeasurement of equity-method investment, Depreciation and amortization and Provision (benefit) for deferred income taxes. Our Net cash provided (used) by operating activities was also impacted by net unfavorable changes in operating working capital.

Management’s Discussion and Analysis (Continued)

Financing activities
Significant transactions include:

•	$370 million net proceeds received in 2013 from WPZ’s commercial paper issuances;

•	$1.895 billion net received in 2014 from our debt offering;

•	$2.74 billion net received in 2014 from WPZ’s debt offerings;

•	$670 million received in 2014 from our credit facility borrowings and $829 million received for the three months ended September 30, 2014, from ACMP’s credit facility borrowings;

•	$1.705 billion received in 2013 from WPZ’s credit facility borrowings;

•	$350 million paid in 2014 on our credit facility borrowings and $513 million paid for the three months ended September 30, 2014, on ACMP’s credit facility borrowings;

•	$2.08 billion paid in 2013 on WPZ’s credit facility borrowings;

•	$3.378 billion received in 2014 from our equity offering;

•	$1.819 million received in 2013 from WPZ’s equity offerings;

•	$986 million in 2014 and $722 million in 2013 paid for quarterly dividends on common stock;

•	$509 million in 2014 and $344 million in 2013 paid for dividends and distributions to noncontrolling interests;

•	$260 million in 2014 and $327 million in 2013 received in contributions from noncontrolling interests.
Investing activities
Significant transactions include:

•	Capital expenditures of $2.943 billion in 2014 and $2.542 billion in 2013;

•	Purchases of and contributions to our equity-method investments of $345 million in 2014 and $350 million in 2013;

•	$5.958 billion paid, net of cash acquired, in 2014 for the ACMP Acquisition.
Off-Balance Sheet Financing Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 2 – Variable Interest Entities, Note 11 – Fair Value Measurements and Guarantees, and Note 12 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2014.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located primarily in Canada. Net assets of our foreign operations were approximately $1.2 billion and $1.1 billion at September 30, 2014 and December 31, 2013, respectively. These investments have the potential to impact our financial position due to fluctuations in these local currencies arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar would have changed total stockholders’ equity by approximately $147 million at September 30, 2014.

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
Changes in Internal Controls Over Financial Reporting
As a result of the July 1, 2014 acquisition of ACMP, we began consolidating ACMP in the third quarter of 2014.  We are continuing to evaluate ACMP’s businesses and internal controls, and to apply our oversight and monitoring controls to ACMP.
Other than changes that have resulted from our acquisition of ACMP, there have been no changes during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

In November 2013, we became aware of deficiencies with the air permit for the Ft. Beeler gas processing facility located in West Virginia.  We notified the EPA and the West Virginia Department of Environmental Protection and are working to bring the Ft. Beeler facility into full compliance.  At September 30, 2014, we have accrued liabilities of $100,000 for potential penalties arising out of the deficiencies.
Other
The additional information called for by this item is provided in Note 12 – Contingent Liabilities of the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except as set forth below:

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

Our projections of financial results and expected levels of dividends are based on numerous assumptions and estimates, including but not limited to the time required to return WPZ’s Geismar plant to operation and complete the expansion project at the facility following the explosion and fire at the plant on June 13, 2013, and the extent and timing of costs and insurance recoveries related to the incident. Additionally, insurers continue to evaluate WPZ’s claims and have raised questions around key assumptions involving our business-interruption claim; as a result, the insurers have elected to make a partial payment pending further assessment of these issues. Although we currently expect to make full recovery of $500 million in insurance proceeds related to the Geismar incident, there can be no assurance that we will recover the full amount of our claims. Our total receipts from our insurers to date are $225 million. Our financial results and levels of dividends could be materially different than we project if our assumptions and estimates related to the incident are materially different than actual outcomes.

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

The value of our investment in ACMP equity interests and the cash distributions we will receive with respect to these equity interests may not match our expectations or justify our investment in ACMP. For example, ACMP may not have sufficient cash flow from operations each quarter to pay the cash distributions we expect to receive on a quarterly basis. The amount of cash ACMP can distribute principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things: the volume of natural gas it gathers, treats, and compresses; the level of production of and demand for natural gas; its operating and general and administrative costs; regulatory actions; prevailing economic conditions; the level of capital expenditures it makes; fluctuations in working capital needs; and the amount of cash reserves established by its general partner. If the levels of cash distributions from ACMP do not meet our expectations, the resulting decrease in cash flow and reduction in liquidity could have an adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, we may never realize the expected benefits from the ACMP Acquisition, and we may lose all or a part of the value of our investment in ACMP. The accuracy of our assessments concerning the value of ACMP’s business is inherently uncertain. In connection with our assessments, we performed a review of ACMP’s business that we believe to be generally consistent with industry practices. Such review may not have revealed all existing or potential problems and may not have permitted us to become sufficiently familiar with ACMP’s business to fully assess any and all risks related to ACMP’s business. The value of our investment in ACMP may decrease due to the risks associated with ACMP’s business, including the fact that ACMP is dependent on Chesapeake Energy Corporation (“Chesapeake”) for a substantial majority of its revenues and is therefore indirectly subject to the business risks of Chesapeake and to the credit risks associated with Chesapeake. ACMP has no control over Chesapeake’s business decisions and operations, and Chesapeake is under no obligation to adopt a business strategy that favors ACMP. Furthermore, in addition to Chesapeake, ACMP is dependent on Total Gas & Power North America, Inc. and other third-party producers for a significant amount of the natural gas that it gathers, treats, and compresses. A material reduction in one or more other third-party producers’ production gathered, treated, or compressed by ACMP may result in a material decline in its revenues and ability to make cash distributions to its unitholders, including us.

As a result of the foregoing risks, ACMP may not pay the level of distributions we expect, we may need to contribute additional capital to support ACMP’s operations, the ACMP Acquisition may not produce the benefits that we expect and the value of our investment in ACMP may decrease.

The consummation of the Proposed Merger could be delayed or may fail to occur.

Although each of the conflicts committee of the board of directors of Williams Partners GP LLC and the conflicts committee of the board of directors of Access Midstream Partners GP, L.L.C. has negotiated and approved the terms of the merger agreement and the transactions contemplated thereby including the Proposed Merger, and the boards of directors of each of WPZ and ACMP have approved and adopted the merger agreement, the consummation of the Proposed Merger remains subject to the satisfaction or waiver of conditions to closing contained in the merger agreement. The satisfaction of such conditions to closing are not always within the parties control and, in some cases, are dependent on the actions of third parties including the SEC. In addition, the merger agreement provides certain termination rights that, in specified circumstances, give either or both of WPZ and ACMP the ability to terminate the merger agreement. The failure to satisfy a closing condition or the occurrence of an event giving rise to a termination right could delay or even prevent the consummation of the Proposed Merger.

The successful execution of the integration strategy following the consummation of the Proposed Merger will involve considerable risks and may not be successful.

If the Proposed Merger is consummated, the success of the Proposed Merger will depend, in part, on the ability of the combined company to realize the anticipated benefits from combining ACMP’s and WPZ’s businesses. Realizing the benefits of the Proposed Merger will depend in part on the integration of assets, operations, functions, and personnel while maintaining adequate focus on the core businesses of the combined company. Any expected cost savings, economies of scale, enhanced liquidity, or other operational efficiencies, as well as revenue enhancement opportunities anticipated from the combination of WPZ and ACMP, or other synergies, may not occur. The full benefit of the Proposed Merger is also based on an expected upgrade of ACMP’s credit rating by independent credit rating agencies following the consummation of the Proposed Merger. Such upgrade may not occur.

The combined company’s management team will face challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs. If management of the combined company is unable to minimize the potential disruption of the combined company’s ongoing business and the distraction of management during the integration process, the anticipated benefits of the Proposed Merger may not be realized or may only be realized to a lesser extent than expected. In addition, the inability to successfully manage the implementation of appropriate systems, policies, benefits, and compliance programs for the combined company or the geographically more diverse and substantially larger combined organization could have an adverse effect on the combined company after the Proposed Merger. These integration-related activities also could have an adverse effect on each of ACMP and WPZ pending the completion of the Proposed Merger.

It is possible that the integration process could result in the loss of key employees, as well as the disruption of each of WPZ’s and ACMP’s ongoing businesses or the creation of inconsistencies between their standards, controls, procedures, and policies. Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with service providers, customers, and employees after the Proposed Merger or to achieve the anticipated benefits of the Proposed Merger.

The combined company’s operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and expenses, or other changes related to the Proposed Merger. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Proposed Merger and materially and adversely affect the combined company’s business, operating results, and financial condition.

Item 6. Exhibits

Exhibit No.		Description

+Exhibit 2.1	—
Agreement and Plan of Merger dated as of October 24, 2014, by and among Williams Partners L.P., Williams Partners GP LLC, Access Midstream Partners, L.P., Access Midstream Partners GP L.L.C., and VHMS LLC (filed on October 27, 2014 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.1	—
Amended and Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.2	—	By-Laws (filed on August 27, 2014, as Exhibit 3.1 to The Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
Exhibit 10.1	—
Second Amended and Restated Credit Agreement, dated as of May 13, 2013, by and among Access MLP Operating, L.L.C., as the borrower, Access Midstream Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other lenders party thereto (filed on May 14, 2013 as Exhibit 10.1 to Access Midstream Partners, L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.
**    Furnished herewith.

+	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
October 30, 2014

EXHIBIT INDEX

Exhibit No.		Description

+Exhibit 2.1	—
Agreement and Plan of Merger dated as of October 24, 2014, by and among Williams Partners L.P., Williams Partners GP LLC, Access Midstream Partners, L.P., Access Midstream Partners GP L.L.C., and VHMS LLC (filed on October 27, 2014 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.1	—
Amended and Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.2	—	By-Laws (filed on August 27, 2014, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
Exhibit 10.1	—
Second Amended and Restated Credit Agreement, dated as of May 13, 2013, by and among Access MLP Operating, L.L.C., as the borrower, Access Midstream Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other lenders party thereto (filed on May 14, 2013 as Exhibit 10.1 to Access Midstream Partners, L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.
**    Furnished herewith.

+	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.