Form 10-Q
period 2015-03-31
WILLIAMS COMPANIES INC
filed 2015-04-30
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 27, 2015
Common Stock, $1 par value	748,961,482

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
ACMP: Access Midstream Partners, L.P. prior to its merger with Pre-merger WPZ
Cardinal: Cardinal Gas Services, L.L.C.
Constitution: Constitution Pipeline Company, LLC
Gulfstar One: Gulfstar One LLC
Jackalope: Jackalope Gas Gathering Services, L.L.C
Northwest Pipeline: Northwest Pipeline LLC
Pre-merger WPZ: Williams Partners L.P. prior to its merger with ACMP
Transco: Transcontinental Gas Pipe Line Company, LLC
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of March 31, 2015, we account for as an equity-method investment, including principally the following:
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
UEOM: Utica East Ohio Midstream LLC

Government and Regulatory:
EPA: Environmental Protection Agency
FERC: Federal Energy Regulatory Commission
SEC: U.S. Securities and Exchange Commission
Other:
B/B Splitter: Butylene/Butane splitter
RGP Splitter: Refinery grade propylene splitter
Fractionation: The process by which a mixed stream of natural gas liquids is separated into constituent products, such as ethane, propane, and butane
GAAP: U.S. generally accepted accounting principles
IDR: Incentive distribution right
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins:  NGL revenues less Btu replacement cost, plant fuel, transportation, and fractionation
PDH facility: Propane dehydrogenation facility

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three months ended March 31,
	2015	2014
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,197	$819
Product sales	519	930
Total revenues	1,716	1,749
Costs and expenses:
Product costs	462	769
Operating and maintenance expenses	387	298
Depreciation and amortization expenses	427	214
Selling, general, and administrative expenses	196	150
Net insurance recoveries – Geismar Incident	—	(119)
Other (income) expense – net	17	17
Total costs and expenses	1,489	1,329
Operating income (loss)	227	420
Equity earnings (losses)	51	(48)
Other investing income (loss) – net	—	14
Interest incurred	(273)	(169)
Interest capitalized	22	29
Other income (expense) – net	16	1
Income (loss) before income taxes	43	247
Provision (benefit) for income taxes	30	51
Net income (loss)	13	196
Less: Net income (loss) attributable to noncontrolling interests	(57)	56
Net income (loss) attributable to The Williams Companies, Inc.	$70	$140
Basic earnings (loss) per common share:
Net income (loss)	$.09	$.20
Weighted-average shares (thousands)	748,079	684,773
Diluted earnings (loss) per common share:
Net income (loss)	$.09	$.20
Weighted-average shares (thousands)	752,028	688,904
Cash dividends declared per common share	$.5800	$.4025

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2015	2014
	(Millions)
Net income (loss)	$13	$196
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $16 and $1 in 2015 and 2014, respectively	(95)	(44)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $1 and $1 in 2015 and 2014, respectively	(1)	(1)
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($4) and ($3) in 2015 and 2014, respectively	7	6
Other comprehensive income (loss)	(89)	(39)
Comprehensive income (loss)	(76)	157
Less: Comprehensive income (loss) attributable to noncontrolling interests	(92)	56
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$16	$101
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2015	December 31, 2014
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$341	$240
Accounts and notes receivable – net:
Trade and other	748	972
Income tax receivable	60	167
Deferred income tax asset	67	67
Inventories	200	231
Other current assets and deferred charges	206	213
Total current assets	1,622	1,890
Investments	8,319	8,400
Property, plant, and equipment, at cost	37,198	36,435
Accumulated depreciation and amortization	(8,662)	(8,354)
Property, plant and equipment – net	28,536	28,081
Goodwill	1,145	1,120
Other intangible assets – net of accumulated amortization	10,191	10,453
Regulatory assets, deferred charges, and other	644	619
Total assets	$50,457	$50,563
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$728	$865
Accrued liabilities	801	900
Commercial paper	—	798
Long-term debt due within one year	801	4
Total current liabilities	2,330	2,567
Long-term debt	21,690	20,888
Deferred income taxes	4,577	4,712
Other noncurrent liabilities	2,279	2,224
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 783 million shares issued at March 31, 2015 and 782 million shares issued at December 31, 2014)	783	782
Capital in excess of par value	14,779	14,925
Retained deficit	(5,914)	(5,548)
Accumulated other comprehensive income (loss)	(395)	(341)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	8,212	8,777
Noncontrolling interests in consolidated subsidiaries	11,369	11,395
Total equity	19,581	20,172
Total liabilities and equity	$50,457	$50,563
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2014	$782	$14,925	$(5,548)	$(341)	$(1,041)	$8,777	$11,395	$20,172
Net income (loss)	—	—	70	—	—	70	(57)	13
Other comprehensive income (loss)	—	—	—	(54)	—	(54)	(35)	(89)
Cash dividends – common stock	—	—	(434)	—	—	(434)	—	(434)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(228)	(228)
Stock-based compensation and related common stock issuances, net of tax	1	17	—	—	—	18	—	18
Changes in ownership of consolidated subsidiaries, net	—	(163)	—	—	—	(163)	260	97
Contributions from noncontrolling interests	—	—	—	—	—	—	26	26
Other	—	—	(2)	—	—	(2)	8	6
Net increase (decrease) in equity	1	(146)	(366)	(54)	—	(565)	(26)	(591)
Balance – March 31, 2015	$783	$14,779	$(5,914)	$(395)	$(1,041)	$8,212	$11,369	$19,581
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
	2015	2014
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$13	$196
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	427	214
Provision (benefit) for deferred income taxes	28	(96)
Amortization of stock-based awards	23	11
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	300	16
Inventories	32	(27)
Other current assets and deferred charges	9	22
Accounts payable	(75)	(16)
Accrued liabilities	(106)	67
Other, including changes in noncurrent assets and liabilities	18	59
Net cash provided (used) by operating activities	669	446
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(799)	(225)
Proceeds from long-term debt	5,255	1,496
Payments of long-term debt	(3,648)	—
Proceeds from issuance of common stock	10	14
Dividends paid	(434)	(276)
Dividends and distributions paid to noncontrolling interests	(228)	(147)
Contributions from noncontrolling interests	26	63
Payments for debt issuance costs	(27)	(11)
Other – net	33	15
Net cash provided (used) by financing activities	188	929
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(832)	(793)
Net proceeds from dispositions	—	6
Purchases of and contributions to equity-method investments	(83)	(228)
Other – net	159	23
Net cash provided (used) by investing activities	(756)	(992)
Increase (decrease) in cash and cash equivalents	101	383
Cash and cash equivalents at beginning of year	240	681
Cash and cash equivalents at end of period	$341	$1,064
_________
(1) Increases to property, plant, and equipment	$(738)	$(840)
Changes in related accounts payable and accrued liabilities	(94)	47
Capital expenditures	$(832)	$(793)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us,” or like terms refer to The Williams Companies, Inc. and its subsidiaries. Unless the context clearly indicates otherwise, references to “we,” “our,” and “us” include the operations in which we own interests accounted for as equity-method investments that are not consolidated in our financial statements. When we refer to our equity investees by name, we are referring exclusively to their businesses and operations.
Merger
On February 2, 2015, we completed the merger of our consolidated master limited partnerships, Williams Partners L.P. (Pre-merger WPZ) and Access Midstream Partners, L.P. (ACMP) (Merger). The merged partnership is named Williams Partners L.P. Under the terms of the merger agreement, each ACMP unitholder received 1.06152 ACMP units for each ACMP unit owned immediately prior to the Merger. In conjunction with the Merger, each Pre-merger WPZ common unit held by the public was exchanged for 0.86672 ACMP common units. Each Pre-merger WPZ common unit held by us was exchanged for 0.80036 ACMP common units. Prior to the closing of the Merger, the Class D limited partner units of Pre-merger WPZ, all of which were held by us, were converted into WPZ common units on a one-for-one basis pursuant to the terms of the WPZ partnership agreement. Following the Merger, we own approximately 60 percent of the merged partnership, including the general partner interest and incentive distribution rights (IDRs). In this report, we refer to the post-merger partnership as “WPZ” and the pre-merger entities as “Pre-merger WPZ” and “ACMP.”
Description of Business
Our operations are located principally in the United States and are organized into the Williams Partners and Williams NGL & Petchem Services reportable segments. All remaining business activities are included in Other. For periods after the ACMP Acquisition (See Note 2 – Acquisition), the former Access Midstream segment is now reported within Williams Partners. For periods prior to the ACMP Acquisition, the former Access Midstream segment is now reported within Other. Prior periods segment disclosures have been recast.
Williams Partners
Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ), and primarily includes gas pipeline and midstream businesses.
WPZ’s gas pipeline businesses primarily consist of two interstate natural gas pipelines, which are Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline LLC (Northwest Pipeline), and several joint venture investments in interstate and intrastate natural gas pipeline systems, including a 50 percent equity-method investment

Notes (Continued)

in Gulfstream Natural Gas System, L.L.C., and a 41 percent interest in Constitution Pipeline Company, LLC (Constitution) (a consolidated entity).
WPZ’s midstream businesses primarily consist of (1) natural gas gathering, treating, and processing; (2) natural gas liquid (NGL) fractionation, storage and transportation; (3) oil transportation; and (4) olefins production. The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Marcellus and Utica shale plays as well as the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas.
The midstream businesses includes equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 49 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC, a 58 percent equity-method investment in Caiman Energy II, LLC, a 60 percent equity-method investment in Discovery Producer Services LLC, a 50 percent equity-method investment in Overland Pass Pipeline, LLC, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in 11 gas gathering systems in the Marcellus Shale. Subsequent to March 31, 2015, WPZ announced an agreement to acquire an additional equity interest in UEOM. Refer to Note 14 – Subsequent Events for further information.
The midstream businesses also include our Canadian midstream operations, which are comprised of an oil sands offgas processing plant near Fort McMurray, Alberta, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta, and the Boreal Pipeline.
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain other domestic olefins pipeline assets and certain Canadian growth projects under development (including a propane dehydrogenation facility and a liquids extraction plant).
Other
Other includes other business activities that are not operating segments, as well as corporate operations.
Basis of Presentation
Consolidated master limited partnership
As of March 31, 2015, we own approximately 60 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and IDRs.
The previously described Merger and other equity issuances by WPZ had the combined net impact of increasing Noncontrolling interests in consolidated subsidiaries by $260 million and decreasing Capital in excess of par value by $163 million and Deferred income taxes by $97 million in the Consolidated Balance Sheet.
WPZ is self-funding and maintains separate lines of bank credit and cash management accounts and also has a commercial paper program. (See Note 9 – Debt and Banking Arrangements.) Cash distributions from WPZ to us, including any associated with our IDRs, occur through the normal partnership distributions from WPZ to all partners.
Discontinued operations
Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
Accounting standards issued but not yet adopted
In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-2 “Amendments to the Consolidation Analysis” (ASU 2015-2). ASU 2015-2 alters the models used to determine

Notes (Continued)

consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The ASU is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods with either retrospective or modified retrospective presentation allowed. We will adopt the standard in the first quarter of 2016. We are currently evaluating the impact of the new standard on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-3 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-3). ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation. We will adopt the standard in the first quarter of 2016. We are evaluating the impact of the new standard.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period. The FASB has recently proposed delaying the effective date of ASC 606 to annual and interim periods beginning after December 15, 2017. Accordingly, if the FASB chooses to delay the effective date to December 15, 2017, we would plan to adopt this standard in the first quarter of 2018. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is not permitted. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
Note 2 – Acquisition

We acquired control of ACMP on July 1, 2014 (ACMP Acquisition). Our basis in ACMP reflects business combination accounting, which, among other things, requires identifiable assets acquired and liabilities assumed to be measured at their acquisition-date fair values.

The following table presents the allocation of the acquisition-date fair value of the major classes of the assets acquired, which are presented in the Williams Partners segment, liabilities assumed, and noncontrolling interest at July 1, 2014. Changes since the preliminary allocation disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 reflect an increase of $150 million in property, plant and equipment – net and $25 million in goodwill, and a decrease of $168 million in other intangible assets and $7 million in investments. These adjustments during the measurement period were not considered significant to require retrospective revisions of our financial statements.

(Millions)
Accounts receivable	$168
Other current assets	63
Investments	5,865
Property, plant, and equipment – net	7,165
Goodwill	499
Other intangible assets	8,841
Current liabilities	(408)
Debt	(4,052)
Other noncurrent liabilities	(9)
Noncontrolling interest in ACMP’s subsidiaries	(958)
Noncontrolling interest in ACMP	(6,544)

Notes (Continued)

Note 3 – Variable Interest Entities
As of March 31, 2015, we consolidate the following variable interest entities (VIEs):
Gulfstar One
WPZ owns a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar One’s economic performance. WPZ, as construction agent for Gulfstar One, designed, constructed, and installed a proprietary floating-production system, Gulfstar FPS™, and associated pipelines which began providing production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico in the fourth quarter of 2014. WPZ received certain advance payments from the producer customers. In certain circumstances, the producer customers could be responsible for Gulfstar One’s unrecovered portion of the firm price of building the facilities if the production handling agreement is terminated. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the first quarter of 2016. The current estimate of the total remaining construction costs for the expansion project is approximately $116 million, which we expect will be funded with revenues received from customers and capital contributions from WPZ and the other equity partner on a proportional basis.
Constitution
WPZ owns a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Constitution’s economic performance. WPZ, as construction agent for Constitution, is building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. WPZ plans to place the project in service in the second half of 2016 and estimates the total remaining construction costs of the project to be approximately $604 million, which is expected to be funded with capital contributions from WPZ and the other equity partners on a proportional basis.
Cardinal
WPZ owns a 66 percent interest in Cardinal Gas Services, L.L.C (Cardinal), a subsidiary that, due to certain risks shared with customers, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Cardinal’s economic performance. WPZ, as operator for Cardinal, designed, constructed, and installed associated pipelines which provide production handling and gathering services for the Utica region. WPZ has received certain advance payments from the equity partners during the construction process. Future construction activity which is expected to be funded with capital contributions from WPZ and the other equity partners on a proportional basis.
Jackalope
WPZ owns a 50 percent interest in Jackalope Gas Gathering Services, L.L.C (Jackalope), a subsidiary that, due to certain risks shared with customers, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Jackalope’s economic performance. WPZ, as operator for Jackalope, designed, constructed, and installed associated pipelines which provide production handling and gathering services for the Niobrara region. Although still under construction, parts of Jackalope are operating and made limited contributions to operations in 2014 and the first quarter of 2015. WPZ has received certain advance payments from the equity partner during the construction process. Future construction activity which is expected to be funded with capital contributions from WPZ and the other equity partner on a proportional basis.

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs.

	March 31, 2015	December 31, 2014	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$58	$113	Cash and cash equivalents
Accounts receivable	71	52	Accounts and notes receivable, net – Trade and other
Other current assets	3	3	Other current assets and deferred charges
Property, plant and equipment, net	2,877	2,794	Property, plant and equipment – net
Goodwill	107	103	Goodwill
Other intangible assets, net	1,474	1,493	Other intangible assets, net of accumulated amortization
Other noncurrent assets	3	14	Regulatory assets, deferred charges, and other
Accounts payable	(40)	(48)	Accounts payable
Accrued liabilities	(36)	(36)	Accrued liabilities
Current deferred revenue	(45)	(45)	Accrued liabilities
Noncurrent deferred income taxes	—	(13)	Deferred income taxes
Asset retirement obligation	(94)	(94)	Other noncurrent liabilities
Noncurrent deferred revenue associated with customer advance payments	(389)	(395)	Other noncurrent liabilities
Note 4 – Other Income and Expenses
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
During the first quarter of 2014, we received $125 million of insurance recoveries related to the Geismar Incident and incurred $6 million of related covered insurable expenses in excess of our retentions (deductibles). These amounts are reported within Williams Partners and reflected as a net gain in Net insurance recoveries – Geismar Incident in the Consolidated Statement of Income.
Since June 2013, we have settled claims associated with $480 million of available property damage and business interruption coverage for a total of $422 million. This total includes $126 million expected to be received during the second quarter of 2015. The remaining insurance limits total approximately $20 million and we are vigorously pursuing collection.

Notes (Continued)

Additional Items
Selling, general, and administrative expenses in 2015 includes $25 million of professional advisory fees associated with the Merger and $4 million of related employee transition costs, reported primarily within the Williams Partners segment, in addition to $6 million of general corporate expenses associated with integration and re-alignment of resources. Operating and maintenance expenses in 2015 also includes $4 million of related employee transition costs reported within the Williams Partners segment.
The three months ended March 31, 2014, includes $19 million of project development costs related to the Bluegrass Pipeline Company LLC (Bluegrass Pipeline) reported within Williams NGL & Petchem Services and reflected in Selling, general, and administrative expenses in the Consolidated Statement of Income.
Equity earnings (losses) for the three months ended March 31, 2014 includes $70 million of losses reported within Williams NGL & Petchem Services related to the write-off of previously capitalized project development costs by Bluegrass Pipeline, Moss Lake Fractionation LLC, and Moss Lake LPG Terminal LLC after our management decided to discontinue further funding of the projects. These entities were dissolved in the fourth quarter of 2014.
The three months ended March 31, 2014, includes $13 million of interest income associated with a receivable related to the sale of certain former Venezuela assets reflected in Other investing income (loss) – net in the Consolidated Statement of Income. Due to changes in circumstances that have led to late payments and increased uncertainty regarding the recovery of the receivable, we have begun accounting for the receivable under a cost recovery model. As a result, no interest income was recognized in the first quarter of 2015.
Other income (expense) – net below Operating income (loss) includes $17 million and $3 million for allowance for equity funds used during construction (AFUDC) reported within Williams Partners for the three months ended March 31, 2015 and 2014, respectively. AFUDC increased during 2015 due to the increase in spending on various Transco expansion projects and Constitution.
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three months ended March 31,
	2015	2014
	(Millions)
Current:
Federal	$—	$137
State	—	5
Foreign	2	2
	2	144
Deferred:
Federal	25	(96)
State	3	(1)
Foreign	—	4
	28	(93)
Total provision (benefit)	$30	$51
The effective income tax rate for the total provision for the three months ended March 31, 2015, is greater than the federal statutory rate primarily due to a $14 million tax provision associated with an adjustment to the prior year taxable foreign income and the effect of state income taxes, partially offset by the impact of nontaxable noncontrolling interests.
The effective income tax rate for the total provision for the three months ended March 31, 2014, is less than the federal statutory rate primarily due to a tax benefit related to our contribution of certain Canadian operations to WPZ

Notes (Continued)

and the impact of nontaxable noncontrolling interests, partially offset by the effect of state income taxes and taxes on foreign operations.
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Note 6 – Earnings (Loss) Per Common Share

	Three months ended March 31,
	2015	2014
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$70	$140
Basic weighted-average shares	748,079	684,773
Effect of dilutive securities:
Nonvested restricted stock units	2,217	2,096
Stock options	1,715	2,017
Convertible debentures	17	18
Diluted weighted-average shares	752,028	688,904
Net income (loss) per common share:
Basic	$.09	$.20
Diluted	$.09	$.20

Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three months ended March 31,
	2015	2014
	(Millions)
Components of net periodic benefit cost:
Service cost	$14	$10
Interest cost	15	16
Expected return on plan assets	(19)	(19)
Amortization of net actuarial loss	11	9
Net periodic benefit cost	$21	$16

Notes (Continued)

	Other Postretirement Benefits
	Three months ended March 31,
	2015	2014
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(3)	(3)
Amortization of prior service credit	(4)	(5)
Reclassification to regulatory liability	1	1
Net periodic benefit cost (credit)	$(3)	$(4)
Amortization of prior service credit and net actuarial loss included in net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to regulatory assets/liabilities instead of other comprehensive income (loss). The amounts of amortization of prior service credit recognized in regulatory liabilities were $2 million and $3 million for the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015, we contributed $16 million to our pension plans and $1 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $47 million to our pension plans and approximately $6 million to our other postretirement benefit plans in the remainder of 2015.
Note 8 – Inventories

	March 31, 2015	December 31, 2014
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$122	$150
Materials, supplies, and other	78	81
	$200	$231

Note 9 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On April 15, 2015, WPZ paid $783 million, including a redemption premium, to early retire $750 million of 5.875 percent senior notes due 2021. At March 31, 2015, we classified the $798 million carrying value of these notes in Long-term debt due within one year in the Consolidated Balance Sheet.
On March 3, 2015, WPZ completed a public offering of $1.25 billion of 3.6 percent senior unsecured notes due 2022, $750 million of 4 percent senior unsecured notes due 2025, and $1 billion of 5.1 percent senior unsecured notes due 2045. WPZ used the net proceeds to repay amounts outstanding under its commercial paper program and credit facility, to fund capital expenditures, and for general partnership purposes.
WPZ retired $750 million of 3.8 percent senior unsecured notes that matured on February 15, 2015.

Notes (Continued)

Commercial Paper Program
As of April 29, 2015, WPZ had $521 million of Commercial paper outstanding under its $3 billion commercial paper program.
Credit Facilities
On February 2, 2015, we entered into a Credit Agreement with aggregate commitments remaining at $1.5 billion, and the credit facilities for Pre-merger WPZ and ACMP were terminated in connection with the Merger. WPZ also entered into a $3.5 billion credit facility.

	March 31, 2015
	Stated Capacity	Outstanding
	(Millions)

WMB
Loans	$1,500	$375
Swingline loans sublimit	50	—
Letters of credit sublimit	675	—
Letters of credit under certain bilateral bank agreements		15
WPZ
Loans	3,500	—
Swingline loans sublimit	150	—
Letters of credit sublimit	1,125	2
Letters of credit under certain bilateral bank agreements		3
On February 3, 2015, WPZ entered into a $1.5 billion short-term credit facility. In accordance with its terms, this facility terminated on March 3, 2015, upon the completion of the previously described debt offering. WPZ did not borrow under this credit facility.
Note 10 – Stockholders’ Equity
The following table presents the changes in Accumulated other comprehensive income (loss) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2014	$(1)	$31	$(371)	$(341)
Other comprehensive income (loss) before reclassifications	—	(60)	—	(60)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	6	6
Other comprehensive income (loss)	—	(60)	6	(54)
Balance at March 31, 2015	$(1)	$(29)	$(365)	$(395)

Notes (Continued)

Reclassifications out of Accumulated other comprehensive income (loss) are presented in the following table by component for the three months ended March 31, 2015:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	$(2)	Note 7 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	11	Note 7 – Employee Benefit Plans
Total pension and other postretirement benefits, before income taxes	9
Income tax benefit	(3)	Provision (benefit) for income taxes
Reclassifications during the period	$6
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$60	$60	$60	$—	$—
Energy derivatives assets not designated as hedging instruments	2	2	—	—	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	13	16	1	3	12
Long-term debt, including current portion (1)	(22,487)	(23,003)	—	(23,003)	—
Guarantee	(30)	(25)	—	(25)	—
Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$48	$48	$48	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	1	—	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	30	57	—	4	53
Long-term debt, including current portion (1)	(20,887)	(21,131)	—	(21,131)	—
Guarantee	(31)	(27)	—	(27)	—
___________________________________
(1) Excludes capital leases

Notes (Continued)

Fair Value Methods
We use the following methods and assumptions in estimating the fair value of our financial instruments:
Assets and liabilities measured at fair value on a recurring basis
ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its rate case settlement, into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations (ARO). The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, is classified as available-for-sale, and is reported in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2015 or 2014.
Additional fair value disclosures
Notes receivable and other:  Notes receivable and other consists of various notes, including a receivable related to the sale of certain former Venezuela assets. The disclosed fair value of this receivable is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $12 million at March 31, 2015. The carrying value of this receivable is $8 million at March 31, 2015. The current and noncurrent portions of our receivables are reported in Accounts and notes receivable, net and Regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.
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

Notes (Continued)

currently be determined. These indemnifications generally continue indefinitely unless limited by the underlying tax regulations and have no carrying value. We have never been called upon to perform under these indemnifications and have no current expectation of a future claim.
Regarding our previously described guarantee of Wiltel’s lease performance, the maximum potential exposure is approximately $34 million at March 31, 2015. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.
We have provided guarantees in the event of nonpayment by our previously owned subsidiary, WPX Energy, Inc. (WPX), on certain contracts, primarily a natural gas purchase contract extending through 2023. We estimate the maximum undiscounted potential future payment obligation under these remaining guarantees is approximately $39 million at March 31, 2015. Our recorded liability for these guarantees, which considers our estimate of the fair value of the guarantees, is insignificant.
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
In 2011, the Nevada district court granted WPX’s joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the FERC exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed the court’s ruling and on April 10, 2013, the Ninth Circuit Court of Appeals reversed the district court and remanded the cases to the district court to permit the plaintiffs to pursue their state antitrust claims for natural gas sales that were not subject to FERC jurisdiction under the Natural Gas Act. On April 21, 2015, the U.S. Supreme Court upheld a Ninth Circuit ruling that revived state law claims in multi-district litigation against WPX and others, rejecting arguments that the claims are preempted by the Natural Gas Act. The U.S. Supreme Court remanded the cases to the Nevada district court for further proceedings. Because of the uncertainty around the remaining pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time. However, it is reasonably possible that the ultimate resolution of these items and our related indemnification obligation could result in future charges that may be material to our results of operations. In connection with this indemnification, we have an accrued liability balance associated with this matter, and as a result, have an indirect exposure to future developments in this matter.
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

Notes (Continued)

Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. The first trial for certain plaintiffs claiming approximately $45 million in personal injury damages is set to begin on June 15, 2015 in Iberville Parish, Louisiana. For these and all other unsettled lawsuits, in the event of an adverse ruling, we intend to appeal and we expect any ultimate losses to be covered by our general liability insurance policy, which has an aggregate annual limit of $610 million and retention (deductible) of $2 million per occurrence. For these matters, we believe it is reasonably possible that losses will be incurred. However, due to ongoing litigation concerning defenses to liability, the number of individual plaintiffs, limited information as to the nature and extent of all plaintiffs’ damages, and the ultimate outcome of all appeals, we are unable to reliably estimate a range of reasonably possible loss at this time. We believe that it is probable that any ultimate losses incurred will be covered by insurance.
Alaska refinery contamination litigation
In 2010, James West filed a class action lawsuit in state court in Fairbanks, Alaska on behalf of individual property owners whose water contained sulfolane contamination allegedly emanating from the Flint Hills Oil Refinery in North Pole, Alaska. The suit named our subsidiary, Williams Alaska Petroleum Inc. (WAPI), and Flint Hills Resources Alaska, LLC (FHRA), a subsidiary of Koch Industries, Inc., as defendants. We owned and operated the refinery until 2004 when we sold it to FHRA. We and FHRA made claims under the pollution liability insurance policy issued in connection with the sale of the North Pole refinery to FHRA. We and FHRA also filed claims against each other seeking, among other things, contractual indemnification alleging that the other party caused the sulfolane contamination.
In 2011, we and FHRA settled the James West claim. We and FHRA subsequently filed motions for summary judgment on the other’s claims. On July 8, 2014, the court dismissed all FHRA’s claims and entered judgment for us. On August 6, 2014, FHRA appealed the court’s decision to the Alaska Supreme Court.
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
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties. In certain of these cases, we have also been named as a defendant based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We have also received subpoenas from the United States Department of Justice and the Pennsylvania Attorney General requesting documents relating to the agreements between us and our major customer and calculations of the major customer’s royalty payments. We believe that the claims asserted to date are subject to indemnity obligations owed to us by that major customer. Due to the preliminary status of the cases, we are unable to estimate a range of liability at this time.

Notes (Continued)

Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2015, we have accrued liabilities totaling $43 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2015, we have accrued liabilities of $10 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2015, we have accrued liabilities totaling $8 million for these costs.
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

Notes (Continued)

At March 31, 2015, we have accrued environmental liabilities of $25 million related to these matters.
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
At March 31, 2015, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Note 13 – Segment Disclosures
Our reportable segments are Williams Partners and Williams NGL & Petchem Services. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, and Basis of Presentation.)
Performance Measurement
Prior to first quarter of 2015, we evaluated segment operating performance based on Segment profit (loss) from operations. Beginning in the first quarter of 2015, we evaluate segment operating performance based upon Modified EBITDA (earnings before interest, taxes, depreciation and amortization). This measure represents the basis of our internal financial reporting and is the primary performance measure used by our chief operating decision maker in measuring performance and allocating resources among our reportable segments. Prior period segment disclosures have been recast to reflect this change.
We define Modified EBITDA as follows:
•Net income (loss) before:
◦Provision (benefit) for income taxes;
◦Interest incurred, net of interest capitalized;
◦Equity earnings (losses);
◦Other investing income (loss) – net;
◦Depreciation and amortization expenses;
◦Accretion expense associated with asset retirement obligations for nonregulated operations.

•
This measure is further adjusted to include our proportionate share (based on ownership interest) of Modified EBITDA from our equity-method investments calculated consistent with the definition described above.

Notes (Continued)

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Income and Total assets by reportable segment.

	Williams Partners	Williams NGL & Petchem Services (1)	Other	Eliminations	Total
	(Millions)
Three months ended March 31, 2015
Segment revenues:
Service revenues
External	$1,192	$—	$5	$—	$1,197
Internal	—	—	21	(21)	—
Total service revenues	1,192	—	26	(21)	1,197
Product sales
External	519	—	—	—	519
Internal	—	—	—	—	—
Total product sales	519	—	—	—	519
Total revenues	$1,711	$—	$26	$(21)	$1,716

Three months ended March 31, 2014
Segment revenues:
Service revenues
External	$763	$—	$56	$—	$819
Internal	—	—	3	(3)	—
Total service revenues	763	—	59	(3)	819
Product sales
External	930	—	—	—	930
Internal	—	—	—	—	—
Total product sales	930	—	—	—	930
Total revenues	$1,693	$—	$59	$(3)	$1,749

March 31, 2015
Total assets	$49,284	$656	$1,101	$(584)	$50,457
December 31, 2014
Total assets	$49,322	$612	$1,220	$(591)	$50,563

_________________
(1) Includes certain projects under development and thus no reported revenues to date.

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Income.

	Three months ended March 31,
	2015	2014
	(Millions)
Modified EBITDA by Segment:
Williams Partners	$817	$708
Williams NGL & Petchem Services	(5)	(100)
Other	—	58
	812	666
Accretion expense associated with asset retirement obligations for nonregulated operations	(6)	(3)
Depreciation and amortization expenses	(427)	(214)
Equity earnings (losses)	51	(48)
Other investing income (loss) – net	—	14
Proportional Modified EBITDA of equity-method investments	(136)	(28)
Interest expense	(251)	(140)
(Provision) benefit for income taxes	(30)	(51)
Net income (loss)	$13	$196
Note 14 – Subsequent Events
On April 6, 2015, WPZ announced its agreement to acquire an additional 21 percent equity interest in UEOM for approximately $575 million, subject to the right of the other member of UEOM to participate in the transaction. If the other member exercises this right, WPZ would acquire an approximate 13 percent interest and the other member would acquire an approximate 8 percent interest.
On April 15, 2015, WPZ redeemed $750 million of 5.875 percent senior notes due 2021. (See Note 9 – Debt and Banking Arrangements.)

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
General
We are an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas, NGLs, and olefins. Our operations are located principally in the United States, but span from the deepwater Gulf of Mexico to the Canadian oil sands, and are organized into the Williams Partners and Williams NGL & Petchem Services reportable segments. All remaining business activities are included in Other.
For periods after the ACMP Acquisition, the former Access Midstream segment is now reported within Williams Partners. For periods prior to the ACMP Acquisition, the former Access Midstream segment is now reported within Other. Prior periods segment disclosures have been recast.
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing and transportation; deepwater production handling and crude oil transportation services; an olefin production business and is comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of March 31, 2015, we own approximately 60 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and IDRs.
Williams Partners' gas pipeline businesses consist primarily of Transco and Northwest Pipeline. Our gas pipeline business also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 50 percent equity-method investment interest in Gulfstream and a 41 percent interest in Constitution. Transco and Northwest Pipeline own and operate a combined total of approximately 13,600 miles of pipelines with a total annual throughput of approximately 3,870 TBtu of natural gas and peak-day delivery capacity of approximately 14 MMdth of natural gas.
WPZ’s midstream businesses primarily consist of (1) natural gas gathering, treating, and processing; (2) natural gas liquid (NGL) fractionation, storage and transportation; (3) oil transportation; and (4) olefins production. The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Marcellus and Utica shale plays as well as the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas.
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 49 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC, a 58 percent equity-method investment in Caiman Energy II, LLC, a 60 percent equity-method investment in Discovery Producer Services LLC, a 50 percent equity-method investment in Overland Pass Pipeline, LLC, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in 11 gas gathering systems in the Marcellus Shale. Subsequent to March 31, 2015, WPZ announced an agreement to acquire an additional equity interest in UEOM. Refer to Note 14 – Subsequent Events for further information.
The midstream businesses also include our Canadian midstream operations, which are comprised of an oil sands offgas processing plant near Fort McMurray, Alberta, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta, and the Boreal Pipeline.

Management’s Discussion and Analysis (Continued)

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
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain other domestic olefins pipeline assets and certain Canadian growth projects under development, including a propane dehydrogenation facility and a liquids extraction plant. These projects are under development and thus have had limited operating revenues to date. In the future, we anticipate contributing to WPZ the assets and projects that comprise this segment. The transaction will be subject to execution of an agreement, review, and recommendation by the Conflicts Committee of the general partner of WPZ, and approval of both our and WPZ’s Board of Directors.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our annual consolidated financial statements and notes thereto of our 2014 Form 10-K filed February 25, 2015.
Dividends
In March 2015, we paid a regular quarterly dividend of $0.58 per share, which was 44 percent higher than the same period last year.
Overview of Three Months Ended March 31, 2015
Net income (loss) attributable to The Williams Companies, Inc., for the three months ended March 31, 2015, decreased $70 million compared to the three months ended March 31, 2014, primarily due to the absence of insurance proceeds in the first quarter of 2015 compared to $125 million in the first quarter of 2014 and declines in NGL margins driven by 60 percent lower prices, partially offset by the absence of equity losses in 2014 from the discontinuance of the Bluegrass Pipeline project. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth.
Williams Partners
Access Merger
On October 26, 2014, we announced that our consolidated master limited partnerships Pre-merger WPZ and ACMP entered into a merger agreement and on February 2, 2015, the merger was completed (Merger). The merged partnership was renamed Williams Partners L.P.
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

Management’s Discussion and Analysis (Continued)

WPZ, all of which were held by us, were converted into WPZ common units on a one-for-one basis pursuant to the terms of the Pre-merger WPZ partnership agreement.  Following the Merger, we own an approximate 60 percent of the merged partnership, including the general partner interest and incentive distribution rights.
Geismar Incident and Plant Expansion
On June 13, 2013, an explosion and fire occurred at William Partners’ Geismar olefins plant. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects. The plant resumed consistent operations in late March 2015 and the facility is expected to produce ethylene at the base plant’s production rate through May. The process to achieve its full expanded production rate will be ongoing through June.
We expect our total property damage and business interruption loss to exceed our $500 million policy limit. Since June 2013, we have settled claims associated with $480 million of available property damage and business interruption coverage for a total of $422 million. This total includes $126 million which is expected to be received in the second quarter of 2015. The remaining insurance limits total approximately $20 million and we are vigorously pursuing collection.
Mobile Bay South III
In April 2015, Transco’s Mobile Bay South III expansion south from Station 85 in west central Alabama to delivery points along the line was placed into service, which enabled us to begin providing 225 Mdth/d of additional firm transportation service on the Mobile Bay Lateral.
Bucking Horse Gas Processing Facility
The Bucking Horse gas processing plant (Bucking Horse) began operating in February 2015. Bucking Horse, is located in Converse County, Wyoming, and adds 120 MMcf/d of processing capacity in the Powder River basin Niobrara Shale play. Processed volumes at Bucking Horse have continued to increase through the first quarter of 2015 as existing rich gas production was re-directed from other third-party processing facilities. Bucking Horse has led to higher gathering volumes on Jackalope as previously curtailed production has increased due to the additional processing capability.
UEOM
Subsequent to March 31, 2015, WPZ announced an agreement to acquire additional equity interest in UEOM. Refer to Note 14 – Subsequent Events in the Notes to Consolidated Financial Statements for further information.
Volatile commodity prices
NGL margins were approximately 59 percent lower in the first three months of 2015 compared to the same period of 2014 driven primarily by lower non-ethane NGL prices partially offset by higher volumes.
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

Management’s Discussion and Analysis (Continued)

The following graph illustrates the effects of margin volatility, notably the decline in equity ethane sales driven by reduced recoveries, as well as the margin differential between ethane and non-ethane products and the relative mix of those products.

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)
Cents per gallon
Gallons (Millions)
1.20
1.00
0.80
0.60
0.40
0.20
0.00
900
800
700
600
500
400
300
200
100
0
Q2'12
Q3'12
Q4'12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin (cents per gallon)
Realized non-ethane margin (cents per gallon)
Realized NGL margin (cents per gallon)

Williams NGL & Petchem Services
Texas Belle Pipeline
In March 2015, the Texas Belle Pipeline (Texas Belle) went into service in the Houston Ship Channel area. Texas Belle is a 32-mile pipeline that transports NGL’s and was designed to deliver butanes and natural gasolines from Mont Belvieu, Texas, to new demand in the Houston Ship Channel area. Texas Belle is one of several projects under development that will provide open access, service-focused purity NGL and olefin transportation options to customers that have traditionally been primarily served by proprietary pipeline systems. These projects are a collection of pipeline systems developed in collaboration with producers and consumers to connect new supply sources to growing demand throughout the Gulf Coast region.
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

Following the sharp decline in energy commodity prices in fourth quarter 2014, we expect crude oil, NGLs, and olefins prices to remain at lower levels throughout 2015 as compared to 2014 average prices, which will have an adverse

Management’s Discussion and Analysis (Continued)

effect on our operating results and cash flows. Fee-based businesses are a significant component of our portfolio and have further increased as a result of the ACMP Acquisition. This serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, due in part to lower natural gas prices, we anticipate that overall producer drilling economics will decrease slightly. This may reduce our gathering volumes available for both fee-based and keep-whole processing.

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
In 2015, we anticipate an overall improvement in operating results compared to 2014 primarily due to increases in olefins volumes associated with the repair and expansion of the Geismar plant and in our fee-based businesses primarily as a result of the ACMP Acquisition, partially offset by lower NGL margins and higher operating expenses associated with the growth of our business.

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

Management’s Discussion and Analysis (Continued)

Following the sharp decline in overall energy commodity prices in the fourth quarter of 2014, we anticipate the following trends in 2015, compared to 2014:

•	Natural gas and ethane prices are expected to be at or below 2014 levels primarily due to higher inventory levels.

•	Non-ethane prices, including propane, are expected to be lower primarily due to oversupply and the sharp decline in crude oil prices.

•	Olefins prices, including propylene, ethylene, and the overall ethylene crack spread, are expected to be lower than 2014 levels due to the lower prices of crude oil and correlated products.

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

•
Following the ACMP Acquisition, we began consolidating our Access Midstream business’ results of operations effective July 1, 2014. As such, we expect an increase in overall results for our Access Midstream business in 2015 compared to 2014 associated with a full year of consolidated results.

•	In the Gulf Coast region, we expect higher production handling volumes in 2015, following the completion of Gulfstar FPS™ in the fourth quarter of 2014.

•	We anticipate higher natural gas transportation revenues at Transco compared to 2014, as a result of expansion projects placed into service in 2014 and anticipated to be placed in service in 2015.

•	In the northeast region, we anticipate growth in our natural gas gathering volumes compared to the prior year as our infrastructure grows to support drilling activities in the region.

•	Volumes in the Haynesville area at our Access Midstream business are expected to be higher in 2015 as compared to 2014 primarily due to an increase in well connections in the area.

•
We expect an increase in volumes in 2015, as compared to 2014 at our Access Midstream business in the Utica area primarily due to the build out of the Cardinal system, relieving compression constraints and adding new well connections.

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
Other

•
Operating results from our equity-method investments are expected to be higher in 2015 compared to 2014 primarily due to the completion of Discovery’s Keathley Canyon Connector™ lateral in the first quarter of 2015 and an anticipated increase in volumes as well as ownership interest in UEOM. These increases are

Management’s Discussion and Analysis (Continued)

offset by an expected decrease in results from our equity-method investment in the Delaware basin gas gathering system primarily due to a redetermination of rates in association with a contract extension.

•	Amounts recognized under minimum volume commitments at our Access Midstream business in the Barnett area are expected to increase in 2015 compared to 2014.

•
We expect higher operating expenses in 2015 compared to 2014, related to our growing operations in the northeast region and expansion projects at Transco, partially offset by cost reductions and synergies associated with the ACMP Acquisition.

Expansion Projects
We expect to invest between $3.47 billion and $4.1 billion of capital among our business segments in 2015. Our ongoing major expansion projects include the following:
Williams Partners
Access Midstream Projects
We plan to expand our gathering infrastructure in the Eagle Ford, Mid-Continent, Utica, and Marcellus shale regions in order to meet our customers’ production plans. The expansion of the gathering infrastructure includes the addition of new facilities, well connections, and gathering pipeline to the existing systems.
Oak Grove Expansion
We plan to expand our processing capacity at our Oak Grove facility by adding a second 200MMcf/d cryogenic natural gas processing plant, which, based on our customers’ needs, is expected to be placed into service at the end of 2016.
Susquehanna Supply Hub
We will continue to expand the gathering system in the Susquehanna Supply Hub in northeastern Pennsylvania that is needed to meet our customers’ production plans. The expansion of the gathering infrastructure includes additional compression and gathering pipeline to the existing system.
Atlantic Sunrise
In March 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama.  We plan to place the project into service during the second half of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,700 Mdth/d.
Leidy Southeast
In December 2014, we received approval from the FERC to expand Transco’s existing natural gas transmission system from the Marcellus Shale production region on Transco’s Leidy Line in Pennsylvania to delivery points along its mainline as far south as Station 85 in west central Alabama. In March 2015, we began providing firm transportation service through the mainline portion of the project on an interim basis, until the in-service date of the project as a whole. We plan to place the remainder of the project into service during the fourth quarter of 2015 and expect it to increase capacity by 525 Mdth/d.

Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline. We also received a Notice of Complete Application from the New York Department of Environmental Conservation in December 2014. We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 124-mile Constitution

Management’s Discussion and Analysis (Continued)

pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We plan to place the project into service in the second half of 2016, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers.

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

Virginia Southside
In November 2013, we received approval from the FERC to expand Transco’s existing natural gas transmission system from New Jersey to a proposed power station in Virginia and delivery points in North Carolina. In December 2014, we placed a portion of the project into service, which enabled us to begin providing 250 Mdth/d of additional firm transportation service through the mainline portion of the project on an interim basis, until the in-service date of the project as a whole. We plan to place the remainder of the project into service during the third quarter of 2015. In total, the project is expected to increase capacity by 270 Mdth/d.

Rock Springs
In March 2015, we received approval from the FERC to expand Transco’s existing natural gas transmission system from New Jersey to a proposed generation facility in Maryland. The project is planned to be placed into service in third quarter 2016, assuming timely receipt of all other necessary regulatory approvals, and is expected to increase capacity by 192 Mdth/d.

Hillabee
In November 2014, we filed an application with the FERC for approval of the initial phases of Transco’s Hillabee Expansion project, which involves an expansion of its existing natural gas transmission system from Station 85 in west central Alabama to a proposed new interconnection with Sabal Trail Transmission's system in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail Transmission. We plan to place the initial phases of the project into service during the second quarter of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.

Gulf Trace
In December 2014, we filed an application with the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We plan to place the project into service during the first half of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,200 Mdth/d.
Dalton
In March 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in

Management’s Discussion and Analysis (Continued)

New Jersey to markets in northwest Georgia. We plan to place the project into service in 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 448 Mdth/d.
Garden State
In February 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to increase capacity by 180 Mdth/d. We plan to place the initial phase of the project into service during the fourth quarter of 2016 and the remaining portion in the third quarter of 2017, assuming timely receipt of all necessary regulatory approvals.
Virginia Southside II
In March 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from New Jersey and Virginia to our Brunswick Lateral in Virginia. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and expect it to increase capacity by 250 Mdth/d.

Redwater Expansion
As part of a long-term agreement to provide gas processing services to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta, we are increasing the capacity of the Redwater facilities where NGL/olefins mixtures will be fractionated into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate. This capacity increase is expected to be placed into service during the fourth quarter of 2015.
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
Canadian NGL Infrastructure Expansion
As part of a long-term agreement to provide gas processing to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta, we are building a new liquids extraction plant and an interconnection with the Boreal Pipeline, owned by our Williams Partners segment. The interconnection will enable transportation of the NGL/olefins mixture on the Boreal pipeline from the new liquids extraction plant to the Redwater facilities, owned by our Williams Partners segment. We plan to place the new liquids extraction plant and interconnection with Boreal into service during the fourth quarter of 2015, and expect initial NGL/olefins recoveries of approximately 12 Mbbls/d. To mitigate ethane price risk associated with our processing services, we have a long-term agreement for ethane sales to a third-party customer.
Gulf Coast NGL and Olefin Infrastructure Expansion
In November 2012, we acquired 10 liquids pipelines in the Gulf Coast region. The acquired pipelines will be combined with an organic build-out of several projects to expand our petrochemical services in that region. The projects include the construction and commissioning of pipeline systems capable of transporting various purity natural gas liquids and olefins products in the Gulf Coast region. The Texas Belle pipeline started providing isobutane service in the first quarter of 2015 and is expected to be available for natural gasoline service in the third quarter of 2015. Additional projects under development and/ or construction are expected to be placed into service in 2016 and 2017.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended March 31,
	2015	2014	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$1,197	$819	+378	+46%
Product sales	519	930	-411	-44%
Total revenues	1,716	1,749
Costs and expenses:
Product costs	462	769	+307	+40%
Operating and maintenance expenses	387	298	-89	-30%
Depreciation and amortization expenses	427	214	-213	-100%
Selling, general, and administrative expenses	196	150	-46	-31%
Net insurance recoveries – Geismar Incident	—	(119)	-119	-100%
Other (income) expense – net	17	17	—	—%
Total costs and expenses	1,489	1,329
Operating income (loss)	227	420
Equity earnings (losses)	51	(48)	+99	NM
Other investing income (loss) – net	—	14	-14	-100%
Interest expense	(251)	(140)	-111	-79%
Other income (expense) – net	16	1	+15	NM
Income (loss) before income taxes	43	247
Provision (benefit) for income taxes	30	51	+21	+41%
Net income (loss)	13	196
Less: Net income (loss) attributable to noncontrolling interests	(57)	56	+113	NM
Net income (loss) attributable to The Williams Companies, Inc.	$70	$140

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2015 vs. three months ended March 31, 2014
Service revenues increased primarily due to contributions from operations acquired in the ACMP Acquisition in third quarter 2014. Additionally, production handling, gathering, processing, and transportation fee revenue all increased related to construction projects that have been placed into service, including Gulfstar One in the fourth quarter of 2014, new well connections and the completion of various compression projects in the Northeast, and expansion projects placed in service by Transco in late 2014 and in 2015. A decrease in Canadian construction management revenues related to narrowing our focus to internal customer construction projects partially offset these increases.
Product sales decreased primarily due to lower NGL and crude oil marketing sales associated with sharp declines in NGL and crude oil prices and crude oil volumes, partially offset by higher NGL volumes. Equity NGL sales also decreased associated with sharp declines in NGL prices, partially offset by higher NGL volumes.

Management’s Discussion and Analysis (Continued)

Product costs decreased primarily due to lower NGL and crude oil marketing purchases related to sharp declines in prices and lower crude oil volumes, partially offset by higher NGL volumes. In addition, natural gas purchases associated with the production of equity NGLs decreased due to lower natural gas prices, partially offset by higher volumes.
Operating and maintenance expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition, partially offset by a decrease in Canadian construction management expenses related to narrowing our focus to internal customer construction projects.
Depreciation and amortization expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition and due to depreciation on new projects placed in service, including Gulfstar One.
Selling, general, and administrative expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition, including $35 million of merger and transition-related costs recognized in 2015. These increases are partially offset by the absence of $19 million of project development costs expensed during the first quarter of 2014 related to the Bluegrass Pipeline.
The unfavorable change in Net insurance recoveries – Geismar Incident is due to the receipt of $125 million of insurance recoveries in 2014.
Operating income (loss) changed unfavorably primarily due to the absence of insurance recoveries related to the Geismar Incident, higher expenses primarily related to the operations of and merger with ACMP and construction projects placed into service, $62 million lower NGL margins, and $19 million lower olefin product margins. These decreases are partially offset by increases in service revenue primarily related to contributions from ACMP, construction projects placed in service, and the absence of 2014 project development expenses related to Bluegrass Pipeline.
Equity earnings (losses) changed favorably primarily due to the absence of $77 million of equity losses recognized in 2014 primarily related to the underlying write-off of previously capitalized project development costs at Bluegrass Pipeline and Moss Lake. In addition, equity-method investments at ACMP, including the Appalachia Midstream Investments, contributed $33 million of 2015 equity earnings. This increase was partially offset by $8 million reflecting our share of impairments recorded by Laurel Mountain.
Other investing income (loss) – net for 2014 reflects $13 million of interest income associated with a receivable related to the sale of certain former Venezuela assets. Due to changes in circumstances that have led to late payments and increased uncertainty regarding the recovery of the receivable, we have begun accounting for the receivable under a cost recovery model. As a result, no interest income was recognized in the first quarter of 2015.
Interest expense increased due to a $104 million increase in Interest incurred primarily due to new debt issuances in 2014 and 2015 and new interest expense associated with debt from ACMP. In addition, Interest capitalized decreased $7 million primarily related to construction projects that have been placed into service in the Northeast and to Gulfstar One, partially offset by new capitalized interest attributable to ACMP. (See Note 2 – Acquisition and Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a $14 million benefit related to an increase in allowance for equity funds used during construction (AFUDC) related to an increase in spending on various Transco expansion projects and Constitution.
Provision (benefit) for income taxes changed favorably primarily due to lower pretax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests related to our investment in WPZ is primarily due to lower operating results at WPZ, the impact of increased income allocated to the WPZ general partner associated with IDRs, and the impact of increased income allocated to WPZ’s Class D units, held by us, related to the accelerated amortization of a beneficial conversion feature in advance of the Merger. These are offset with an unfavorable change related to our investment in Gulfstar One associated with its start up in 2014, an unfavorable change

Management’s Discussion and Analysis (Continued)

related to our investment in Bluegrass Pipeline associated with the our partner’s share of 2014 project development costs expensed by Bluegrass Pipeline, and an unfavorable change related to our investments in Cardinal and Jackalope due to the consolidation of these entities following the ACMP Acquisition in third quarter 2014.
Period-Over-Period Operating Results - Segments
Beginning in the first quarter of 2015, we evaluate segment operating performance based upon Modified EBITDA. Note 13 – Segment Disclosures of Notes to Consolidated Financial Statements includes a reconciliation of this non-GAAP measure to Net income (loss). Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Williams Partners

	Three months ended March 31,
	2015	2014
	(Millions)
Segment revenues	$1,711	$1,693
Segment costs and expenses	(1,030)	(1,158)
Net insurance recoveries – Geismar Incident	—	119
Proportional Modified EBITDA of equity-method investments	136	54
Williams Partners Modified EBITDA	$817	$708
Three months ended March 31, 2015 vs. three months ended March 31, 2014
Modified EBITDA increased primarily due to the acquisition of ACMP during the third quarter of 2014. Additionally, service revenues increased due to the start-up of Gulfstar One. Partially offsetting these increases to modified EBITDA is the absence of insurance recoveries related to the Geismar Incident and a decrease in NGL margins as a result of a significant decline in energy commodity prices during the fourth quarter of 2014. A more detailed discussion of Segment revenues and Segment costs and expenses follows.
The increase in Segment revenues includes:

•
A $429 million increase in service revenues primarily due to $314 million additional revenues associated with the ACMP Acquisition during 2014, $55 million in increased revenues associated with the start-up of operations at Gulfstar One during the fourth quarter of 2014, and $42 million in higher gathering fees associated with increased volumes and additional contributions from expanded processing facilities at Williams Partners’ northeast gathering and processing operations. Additionally, service revenues reflect a $22 million increase in natural gas transportation fees due to new Transco projects placed in service in 2014 and 2015.

•	A $293 million decrease in marketing revenues primarily associated with lower prices across all products, partially offset by higher volumes (offset in marketing purchases).

•
An $89 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $109 million due to lower NGL prices, partially offset by a $20 million increase associated with higher NGL volumes.

•	A $21 million decrease in revenues associated with various other products.
The decrease in Segment costs and expenses includes:

•	A $278 million decrease in marketing purchases primarily due to a decrease in per-unit costs, partially offset by higher volumes (more than offset in marketing revenues).

Management’s Discussion and Analysis (Continued)

•	A $27 million decrease in the costs associated with the production of equity NGLs primarily due to decreased natural gas prices.

•	A $14 million benefit related to an increase in AFUDC related to an increase in spending on various Transco expansion projects and Constitution.

•	A $12 million decrease in costs associated with various other products.

•	A $138 million increase in operating costs primarily due to new expenses associated with operations acquired in the ACMP Acquisition.

•
A $63 million increase in Selling, general and administrative expenses (SG&A) primarily due to new expenses associated with Access Midstream, including $29 million of merger and transition related expenses.

The increase in Proportional Modified EBITDA of equity-method investments is primarily due to investments acquired in the ACMP Acquisition. Additionally, Caiman II reflects higher earnings of $9 million due to the return to service of a plant that was damaged for a period in 2014 and the results of assets placed into service in 2014 and 2015. Partially offsetting these increases were $11 million lower earnings at Laurel Mountain resulting primarily from $8 million of impairments, and lower gathering fees resulting from lower gathering rates indexed to natural gas prices.
Williams NGL & Petchem Services

	Three months ended March 31,
	2015	2014
	(Millions)
Segment costs and expenses	$(5)	$(23)
Proportional Modified EBITDA of equity-method investments	—	(77)
Williams NGL & Petchem Services Modified EBITDA	$(5)	$(100)
Three months ended March 31, 2015 vs. three months ended March 31, 2014
The favorable change in Modified EBITDA is due primarily to the absence of equity losses from Bluegrass Pipeline and Moss Lake as well as costs incurred during the first quarter of 2014 related to the development of the Bluegrass Pipeline.
Segment costs and expenses decreased primarily due to $19 million of project development costs expensed during the first quarter of 2014 related to the Bluegrass Pipeline and higher expensed development costs related to other projects.
The favorable change in Proportional Modified EBITDA of equity-method investments is due to the absence of the write-off of previously capitalized project development costs at Bluegrass Pipeline and Moss Lake during the first quarter of 2014.
Other

	Three months ended March 31,
	2015	2014
	(Millions)
Segment revenues	$26	$59
Segment costs and expenses	(26)	(52)
Proportional Modified EBITDA of equity-method investment	—	51
Other Modified EBITDA	$—	$58

Management’s Discussion and Analysis (Continued)

Modified EBITDA decreased as the consolidated results from the businesses acquired in the ACMP Acquisition are presented within Williams Partners for periods subsequent to the July 1, 2014, acquisition.
The decrease in Segment revenues and Segment costs and expenses reflect a shift from external service contracts to internal services provided by our Canadian construction management company.
The three months ended March 31, 2014 included Proportional Modified EBITDA of equity-method investment related to our investment in ACMP that we accounted for as an equity-method investment for the first half of 2014. (See Note 2 – Acquisition of Notes to Consolidated Financial Statements.)

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
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2015. Our internal and external sources of consolidated liquidity to fund working capital requirements, capital and investment expenditures, debt service payments, dividends and distributions, and tax payments include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from WPZ and our equity-method investees based on our level of ownership and incentive distribution rights;

•	Cash proceeds from issuances of debt and/or equity securities;

•	Use of our credit facility.
These sources are available to us at either the parent or subsidiary level, as applicable, and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances. WPZ is expected to be self-funding through its cash flows from operations, its credit facility and/or commercial paper program, and its access to capital markets. We anticipate our more significant uses of cash to be:

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

Management’s Discussion and Analysis (Continued)

As of March 31, 2015, we had a working capital deficit (current liabilities, inclusive of long-term debt due within one year, in excess of current assets) of $708 million. However, we note the following about our available liquidity.

	March 31, 2015
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents	$277	$64	$341
Capacity available under our $1.5 billion credit facility (1)		1,125	1,125
Capacity available to WPZ under its $3.5 billion credit facility less amounts outstanding under its $3 billion commercial paper program (2)	3,500		3,500
	$3,777	$1,189	$4,966

(1)
The highest amount outstanding under our credit facility during 2015 was $425 million. At March 31, 2015, we were in compliance with the financial covenants associated with this credit facility. See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our credit facility.

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. The highest amount outstanding under WPZ’s commercial paper program and credit facility during 2015 was $3.1 billion. At March 31, 2015, WPZ was in compliance with the financial covenants associated with this credit facility and the commercial paper program. See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on WPZ’s credit facility, WPZ’s commercial paper program, and termination of WPZ’s short-term facility.

Debt Issuances and Retirements
On April 15, 2015, WPZ paid $783 million, including a redemption premium, to retire $750 million of 5.875 percent senior notes due 2021.
On March 3, 2015, WPZ completed a public offering of $1.25 billion of 3.6 percent senior unsecured notes due 2022, $750 million of 4 percent senior unsecured notes due 2025, and $1 billion of 5.1 percent senior unsecured notes due 2045. WPZ used the net proceeds to repay amounts outstanding under its commercial paper program and credit facility, to fund capital expenditures, and for general partnership purposes.
WPZ retired $750 million of 3.8 percent senior unsecured notes that matured on February 15, 2015.
Shelf Registration
On February 25, 2015, WPZ filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $1 billion. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for its own accounts as principals. As of March 31, 2015, no common units have been issued under this registration.
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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of March 31, 2015, we estimate that a downgrade to a rating below investment grade for us or WPZ could require us to post up to $666 thousand or $240 million, respectively, in additional collateral with third parties.
Capital and Investment Expenditures
Each of our businesses is capital-intensive, requiring investment to upgrade or enhance existing operations and comply with safety and environmental regulations. The capital requirements of these businesses consist primarily of:

•
Maintenance capital expenditures, which are generally not discretionary, including: (1) capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives; (2) expenditures which are mandatory and/or essential to comply with laws and regulations and maintain the reliability of our operations; and (3) certain well connection expenditures.

•
Expansion capital expenditures, which are generally more discretionary than maintenance capital expenditures, including: (1) expenditures to acquire additional assets to grow our business, to expand and upgrade plant or pipeline capacity and to construct new plants, pipelines and storage facilities; and (2) well connection expenditures which are not classified as maintenance expenditures.

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity-method investments for 2015. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	2015 Estimate	Three Months Ended March 31, 2015
	(Millions)
Maintenance	$490	$62
Expansion	3,785	759
Total	$4,275	$821
See Company Outlook - Expansion Projects for discussions describing the general nature of these expenditures.

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash

	Three months ended March 31,
	2015	2014
	(Millions)
Net cash provided (used) by:
Operating activities	$669	$446
Financing activities	188	929
Investing activities	(756)	(992)
Increase (decrease) in cash and cash equivalents	$101	$383
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash expenses such as Depreciation and amortization and Provision (benefit) for deferred income taxes. Our Net cash provided (used) by operating activities was also impacted by net favorable changes in operating working capital and the inclusion of contributions in 2015 from consolidating the businesses acquired in the ACMP Acquisition.
Financing activities
Significant transactions include:

•	$799 million in 2015 and $225 million in 2014 net paid on WPZ’s commercial paper;

•	$430 million received in 2015 from our credit facility borrowings;

•	$425 million paid in 2015 on our credit facility borrowings;

•	$2.992 billion in 2015 and $1.496 billion in 2014 net received from WPZ’s debt offerings;

•	$750 million paid in 2015 on WPZ’s debt retirement;

•	$1.832 billion received in 2015 from WPZ’s credit facility borrowings;

•	$2.472 billion paid in 2015 on WPZ’s credit facility borrowings;

•	$434 million in 2015 and $276 million in 2014 paid for quarterly dividends on common stock;

•	$228 million in 2015 and $147 million in 2014 paid for dividends and distributions to noncontrolling interests.
Investing activities
Significant transactions include:

•	Capital expenditures of $832 million in 2015 and $793 million in 2014;

•	Purchases of and contributions to our equity-method investments of $83 million in 2015 and $228 million in 2014.

Management’s Discussion and Analysis (Continued)

Off-Balance Sheet Financing Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 3 – Variable Interest Entities, Note 11 – Fair Value Measurements and Guarantees, and Note 12 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2015.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located in Canada. Net assets of our foreign operations were approximately $1.2 billion and $1.3 billion at March 31, 2015 and December 31, 2014, respectively. These investments have the potential to impact our financial position due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the functional currency against the U.S. dollar would have changed Total stockholders’ equity by approximately $148 million at March 31, 2015.

Item 4
Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

In November 2013, we became aware of deficiencies with the air permit for the Ft. Beeler gas processing facility located in West Virginia.  We notified the EPA and the West Virginia Department of Environmental Protection and are working to bring the Ft. Beeler facility into full compliance.  At March 31, 2015, we have accrued liabilities of $300,000 for potential penalties arising out of the deficiencies.
On November 7, 2014, the New Mexico Environment Department’s Air Quality Bureau (Bureau) issued a Notice of Violation (NOV) to Williams Four Corners LLC (Williams) for the El Cedro Gas Treating Plant alleging a failure by Williams to limit emissions to the allowable emission rates in violation of permit requirements, and for the failure to timely file initial and excess emission reports.  The NOV followed an April 2014 inspection at the plant.  Williams has provided Corrective Action Verification information to the Bureau and has entered into a Tolling Agreement to allow for additional time - until May 31, 2015 - for the parties to resolve the alleged violations.
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

Exhibit 3.2	—	By-Laws (filed on August 27, 2014, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
Exhibit 4.1	—
First Supplemental Indenture, dated as of February 2, 2015, among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.6 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.2	—
First Supplemental Indenture, dated as of February 2, 2015, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.5 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.3	—
Seventh Supplemental Indenture, dated as of February 2, 2015, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.4 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.4	—
Eighth Supplemental Indenture, dated as of March 3, 2015, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 3, 2015 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.5	—
Third Supplemental Indenture among Williams Partners L.P., ACMP Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.6	—
Fourth Supplemental Indenture dated February 2, 2015, by and among Williams Partners L.P., ACMP Finance Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on February 3, 2015, as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.7	—
Fifth Supplemental Indenture among Williams Partners L.P., ACMP Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

§Exhibit 10.1	—
Form of Leveraged Performance Unit Award Agreement dated January 1, 2015 between Williams and Walter Bennett (filed on February 25, 2015 as Exhibit 10.14 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

§Exhibit 10.2	—
Form of 2015 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 25, 2015 as Exhibit 10.15 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

§Exhibit 10.3	—
Form of 2015 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 25, 2015 as Exhibit 10.16 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

Exhibit No.		Description

§Exhibit 10.4	—
Form of 2015 Nonqualified Stock Option Agreement among Williams and certain employees and officers (filed on February 25, 2015 as Exhibit 10.17 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 10.5	—
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between The Williams Companies, Inc.’s, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2014 as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File 001-04174) and incorporated herein by reference).

Exhibit 10.6	—
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

Exhibit 10.7	—
Form of Amended and Restated Commercial Paper Dealer Agreement, dated as of February 2, 2015, between Williams Partners L.P., as Issuer, and the Dealer party thereto (filed on February 3, 2015 as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 10.8	—
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
April 30, 2015

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—
Amended and Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.2	—	By-Laws (filed on August 27, 2014, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
Exhibit 4.1	—
First Supplemental Indenture, dated as of February 2, 2015, among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.6 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.2	—
First Supplemental Indenture, dated as of February 2, 2015, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.5 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.3	—
Seventh Supplemental Indenture, dated as of February 2, 2015, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.4 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.4	—
Eighth Supplemental Indenture, dated as of March 3, 2015, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 3, 2015 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.5	—
Third Supplemental Indenture among Williams Partners L.P., ACMP Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.6	—
Fourth Supplemental Indenture dated February 2, 2015, by and among Williams Partners L.P., ACMP Finance Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on February 3, 2015, as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 4.7	—
Fifth Supplemental Indenture among Williams Partners L.P., ACMP Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (filed on February 3, 2015, as Exhibit 4.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

§Exhibit 10.1	—
Form of Leveraged Performance Unit Award Agreement dated January 1, 2015 between Williams and Walter Bennett (filed on February 25, 2015 as Exhibit 10.14 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

§Exhibit 10.2	—
Form of 2015 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 25, 2015 as Exhibit 10.15 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

Exhibit No.		Description

§Exhibit 10.3	—
Form of 2015 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 25, 2015 as Exhibit 10.16 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

§Exhibit 10.4	—
Form of 2015 Nonqualified Stock Option Agreement among Williams and certain employees and officers (filed on February 25, 2015 as Exhibit 10.17 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 10.5	—
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between The Williams Companies, Inc.’s, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2014 as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File 001-04174) and incorporated herein by reference).

Exhibit 10.6	—
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

Exhibit 10.7	—
Form of Amended and Restated Commercial Paper Dealer Agreement, dated as of February 2, 2015, between Williams Partners L.P., as Issuer, and the Dealer party thereto (filed on February 3, 2015 as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 10.8	—
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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit No.		Description

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.
**    Furnished herewith.
§    Management contract or compensatory plan or arrangement.