Form 10-Q
period 2015-06-30
WILLIAMS COMPANIES INC
filed 2015-07-30
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 27, 2015
Common Stock, $1 par value	749,711,274

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

•
The status, expected timing, and expected outcome of our proposed acquisition of all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (Acquisition of WPZ Public Units);

•
The status, expected timing, and expected outcome of the unsolicited proposal for us to be acquired in an all-equity transaction (Unsolicited Proposal) and our Board of Directors’ ongoing review of strategic alternatives;

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
Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Satisfaction of the conditions to the completion of the Acquisition of WPZ Public Units, including receipt of the approval of our stockholders;

•	The results of our Board of Directors’ ongoing review of strategic alternatives;

•	Whether WPZ will produce sufficient cash flows to provide the level of cash distributions we expect;

•	Whether we are able to pay current and expected levels of dividends;

•	Availability of supplies, market demand, and volatility of prices;

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, and Part II, Item 1A. Risk Factors of this Form 10-Q.

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
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2015, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,241	$825	$2,438	$1,644
Product sales	598	853	1,117	1,783
Total revenues	1,839	1,678	3,555	3,427
Costs and expenses:
Product costs	494	724	956	1,493
Operating and maintenance expenses	437	308	824	606
Depreciation and amortization expenses	428	214	855	428
Selling, general, and administrative expenses	174	136	370	286
Net insurance recoveries – Geismar Incident	(126)	(42)	(126)	(161)
Other (income) expense – net	40	27	57	44
Total costs and expenses	1,447	1,367	2,936	2,696
Operating income (loss)	392	311	619	731
Equity earnings (losses)	93	37	144	(11)
Other investing income (loss) – net	9	18	9	32
Interest incurred	(278)	(192)	(551)	(361)
Interest capitalized	16	29	38	58
Other income (expense) – net	34	4	50	5
Income (loss) from continuing operations before income taxes	266	207	309	454
Provision (benefit) for income taxes	83	84	113	135
Income (loss) from continuing operations	183	123	196	319
Income (loss) from discontinued operations	—	4	—	4
Net income (loss)	183	127	196	323
Less: Net income (loss) attributable to noncontrolling interests	69	24	12	80
Net income (loss) attributable to The Williams Companies, Inc.	$114	$103	$184	$243
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$114	$99	$184	$239
Income (loss) from discontinued operations	—	4	—	4
Net income (loss)	$114	$103	$184	$243
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.15	$.14	$.25	$.34
Income (loss) from discontinued operations	—	.01	—	.01
Net income (loss)	$.15	$.15	$.25	$.35
Weighted-average shares (thousands)	749,253	696,553	748,669	690,695
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.15	$.14	$.24	$.34
Income (loss) from discontinued operations	—	.01	—	.01
Net income (loss)	$.15	$.15	$.24	$.35
Weighted-average shares (thousands)	752,775	700,696	752,403	694,832
Cash dividends declared per common share	$.5900	$.4250	$1.1700	$.8275

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Net income (loss)	$183	$127	$196	$323
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of ($6) and $10 in 2015 and ($9) and ($8) in 2014, respectively	10	37	(85)	(7)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $0 and $1 in 2015 and $1 and $2 in 2014, respectively	(1)	(1)	(2)	(2)
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($4) and ($8) in 2015 and ($4) and ($7) in 2014, respectively	7	6	14	12
Other comprehensive income (loss)	16	42	(73)	3
Comprehensive income (loss)	199	169	123	326
Less: Comprehensive income (loss) attributable to noncontrolling interests	74	37	(18)	93
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$125	$132	$141	$233
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2015	December 31, 2014
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$204	$240
Accounts and notes receivable – net:
Trade and other	742	972
Income tax receivable	9	167
Deferred income tax asset	68	67
Inventories	168	231
Other current assets and deferred charges	235	213
Total current assets	1,426	1,890
Investments	8,712	8,400
Property, plant, and equipment, at cost	38,070	36,435
Accumulated depreciation and amortization	(8,981)	(8,354)
Property, plant and equipment – net	29,089	28,081
Goodwill	1,145	1,120
Other intangible assets – net of accumulated amortization	10,158	10,453
Regulatory assets, deferred charges, and other	633	619
Total assets	$51,163	$50,563
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$723	$865
Accrued liabilities	924	900
Commercial paper	1,743	798
Long-term debt due within one year	378	4
Total current liabilities	3,768	2,567
Long-term debt	21,285	20,888
Deferred income taxes	4,665	4,712
Other noncurrent liabilities	2,274	2,224
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 784 million shares issued at June 30, 2015 and 782 million shares issued at December 31, 2014)	784	782
Capital in excess of par value	14,812	14,925
Retained deficit	(6,243)	(5,548)
Accumulated other comprehensive income (loss)	(384)	(341)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	7,928	8,777
Noncontrolling interests in consolidated subsidiaries	11,243	11,395
Total equity	19,171	20,172
Total liabilities and equity	$51,163	$50,563
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2014	$782	$14,925	$(5,548)	$(341)	$(1,041)	$8,777	$11,395	$20,172
Net income (loss)	—	—	184	—	—	184	12	196
Other comprehensive income (loss)	—	—	—	(43)	—	(43)	(30)	(73)
Cash dividends – common stock	—	—	(876)	—	—	(876)	—	(876)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(462)	(462)
Stock-based compensation and related common stock issuances, net of tax	2	48	—	—	—	50	—	50
Changes in ownership of consolidated subsidiaries, net	—	(160)	—	—	—	(160)	256	96
Contributions from noncontrolling interests	—	—	—	—	—	—	57	57
Other	—	(1)	(3)	—	—	(4)	15	11
Net increase (decrease) in equity	2	(113)	(695)	(43)	—	(849)	(152)	(1,001)
Balance – June 30, 2015	$784	$14,812	$(6,243)	$(384)	$(1,041)	$7,928	$11,243	$19,171
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$196	$323
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	855	428
Provision (benefit) for deferred income taxes	108	31
Amortization of stock-based awards	46	23
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	350	17
Inventories	64	(81)
Other current assets and deferred charges	(45)	(37)
Accounts payable	(48)	(34)
Accrued liabilities	(7)	60
Other, including changes in noncurrent assets and liabilities	(36)	29
Net cash provided (used) by operating activities	1,483	759
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	942	(226)
Proceeds from long-term debt	5,720	4,935
Payments of long-term debt	(4,922)	—
Proceeds from issuance of common stock	21	3,408
Dividends paid	(876)	(567)
Dividends and distributions paid to noncontrolling interests	(462)	(296)
Contributions from noncontrolling interests	57	122
Payments for debt issuance costs	(29)	(37)
Other – net	32	17
Net cash provided (used) by financing activities	483	7,356
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,654)	(1,839)
Net proceeds from dispositions	6	28
Purchase of business	(112)	—
Purchases of and contributions to equity-method investments	(483)	(246)
Cash held for ACMP Acquisition	—	(5,995)
Other – net	241	116
Net cash provided (used) by investing activities	(2,002)	(7,936)

Increase (decrease) in cash and cash equivalents	(36)	179
Cash and cash equivalents at beginning of year	240	681
Cash and cash equivalents at end of period	$204	$860
_________
(1) Increases to property, plant, and equipment	$(1,554)	$(1,789)
Changes in related accounts payable and accrued liabilities	(100)	(50)
Capital expenditures	$(1,654)	$(1,839)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, in Exhibit 99.1 of our Form 8-K dated May 6, 2015. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Acquisition of WPZ Public Units
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we will acquire all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (Acquisition of WPZ Public Units). Each such WPZ common unit will be converted into the right to receive 1.115 shares of our common stock. In the event this agreement is terminated under certain circumstances, we could be required to pay a $410 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and IDRs. Such termination fee would be settled through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $102.5 million per quarter).
Strategic Alternatives
On June 21, 2015, we publicly announced in a press release that we had received and subsequently rejected an unsolicited proposal to acquire us in an all-equity transaction. The unsolicited proposal was contingent on the termination of our pending Acquisition of WPZ Public Units. Our Board of Directors has authorized a process to explore a range

Notes (Continued)

of strategic alternatives, which could include, among other things, a merger, a sale of us, or continuing to pursue our existing operating and growth plan.
Description of Business
Our operations are located principally in the United States and are organized into the Williams Partners and Williams NGL & Petchem Services reportable segments. All remaining business activities are included in Other. For periods after the ACMP Acquisition (see Note 2 – Acquisitions), the former Access Midstream segment is reported within Williams Partners. For periods prior to the ACMP Acquisition, the results associated with our former equity-method investment in Access Midstream are reported within Other. Prior periods segment disclosures have been recast.
Williams Partners
Williams Partners consists of our consolidated master limited partnership, Williams Partners L.P. (WPZ), and primarily includes gas pipeline and midstream businesses.
WPZ’s gas pipeline businesses primarily consist of two interstate natural gas pipelines, which are Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline LLC (Northwest Pipeline), and several joint venture investments in interstate and intrastate natural gas pipeline systems, including a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C., and a 41 percent interest in Constitution Pipeline Company, LLC (Constitution) (a consolidated entity).
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
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC, a 58 percent equity-method investment in Caiman Energy II, LLC, a 60 percent equity-method investment in Discovery Producer Services LLC, a 50 percent equity-method investment in Overland Pass Pipeline, LLC, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in 11 gas gathering systems in the Marcellus Shale.
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
Basis of Presentation
Consolidated master limited partnership
As of June 30, 2015, we own approximately 60 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and IDRs.

Notes (Continued)

The previously described Merger and other equity issuances by WPZ had the combined net impact of increasing Noncontrolling interests in consolidated subsidiaries by $256 million and decreasing Capital in excess of par value by $160 million and Deferred income taxes by $96 million in the Consolidated Balance Sheet.
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
Accounting standards issued but not yet adopted
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard.
In May 2015, the FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2015-07). ASU 2015-17 removes from the fair value hierarchy investments measured using the net asset value per share (or its equivalent) practical expedient. The standard primarily impacts certain investments included in our employee benefit plans. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015, and interim periods within the reporting periods and requires retrospective presentation. Early adoption is permitted. We are evaluating the impact of the new standard and our timing for adoption.
In April 2015, the FASB issued ASU 2015-3 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-3). ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015, and interim periods within the reporting periods and requires retrospective presentation. We are evaluating the impact of the new standard.
In February 2015, the FASB issued ASU 2015-2 “Amendments to the Consolidation Analysis” (ASU 2015-2). ASU 2015-2 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The ASU is effective for financial statements issued for reporting periods beginning after December 15, 2015, and interim periods within the reporting periods with either retrospective or modified retrospective presentation allowed. We are currently evaluating the impact of the new standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.

Notes (Continued)

Note 2 – Acquisitions

ACMP

We acquired control of ACMP on July 1, 2014 (ACMP Acquisition). Our basis in ACMP reflects business combination accounting, which, among other things, requires identifiable assets acquired and liabilities assumed to be measured at their acquisition-date fair values.

The following table presents the allocation of the acquisition-date fair value of the major classes of the assets acquired, which are presented in the Williams Partners segment, liabilities assumed, and noncontrolling interest at July 1, 2014. Changes to the preliminary allocation disclosed in Exhibit 99.1 of our Form 8-K dated May 6, 2015, which were recorded in the first quarter of 2015, reflect an increase of $150 million in Property, plant, and equipment and $25 million in Goodwill, and a decrease of $168 million in Other intangible assets and $7 million in Investments. These adjustments during the measurement period were not considered significant to require retrospective revisions of our financial statements.

(Millions)
Accounts receivable	$168
Other current assets	63
Investments	5,865
Property, plant, and equipment	7,165
Goodwill	499
Other intangible assets	8,841
Current liabilities	(408)
Debt	(4,052)
Other noncurrent liabilities	(9)
Noncontrolling interest in ACMP’s subsidiaries	(958)
Noncontrolling interest in ACMP	(6,544)

Eagle Ford Gathering System
In May 2015, WPZ acquired a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale for $112 million. The acquisition was accounted for as a business combination, and the preliminary allocation of the acquisition-date fair value of the major classes of assets acquired include $60 million of Property, plant, and equipment, at cost and $52 million of Other intangible assets – net of accumulated amortization in the Consolidated Balance Sheet.

UEOM Equity-Method Investment
In June 2015, WPZ acquired an approximate 13 percent additional equity interest in its equity-method investment, UEOM, for $357 million. Following the acquisition WPZ owns approximately 62 percent of UEOM. However, WPZ continues to account for this as an equity-method investment because WPZ does not control UEOM due to the significant participatory rights of its partner. In connection with the acquisition of the additional interest, we have agreed to waive approximately $2 million of our WPZ IDR payments each quarter through 2017.
Note 3 – Variable Interest Entities
As of June 30, 2015, we consolidate the following variable interest entities (VIEs):
Gulfstar One
WPZ owns a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services for the Tubular Bells oil and

Notes (Continued)

gas discovery in the eastern deepwater Gulf of Mexico. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar One’s economic performance. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the first quarter of 2016. The current estimate of the total remaining construction costs for the expansion project is approximately $99 million, which is expected to be funded with revenues received from customers and capital contributions from WPZ and the other equity partner on a proportional basis.
Constitution
WPZ owns a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Constitution’s economic performance. WPZ, as construction manager for Constitution, is building a pipeline connecting its gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. WPZ plans to place the project in service in the second half of 2016 and estimates the total remaining construction costs of the project to be approximately $634 million, which is expected to be funded with capital contributions from WPZ and the other equity partners on a proportional basis.
Cardinal
WPZ owns a 66 percent interest in Cardinal Gas Services, L.L.C (Cardinal), a subsidiary that provides gathering services for the Utica region and is a VIE due to certain risks shared with customers. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Cardinal’s economic performance. Future expansion activity is expected to be funded with capital contributions from WPZ and the other equity partner on a proportional basis.
Jackalope
WPZ owns a 50 percent interest in Jackalope Gas Gathering Services, L.L.C (Jackalope), a subsidiary that provides gathering and processing services for the Powder River basin and is a VIE due to certain risks shared with customers. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Jackalope’s economic performance. Future expansion activity is expected to be funded with capital contributions from WPZ and the other equity partner on a proportional basis.

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs.

	June 30, 2015	December 31, 2014	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$91	$113	Cash and cash equivalents
Accounts receivable	59	52	Accounts and notes receivable – net, Trade and other
Other current assets	3	3	Other current assets and deferred charges
Property, plant and equipment – net	2,882	2,794	Property, plant and equipment – net
Goodwill	107	103	Goodwill
Other intangible assets – net	1,461	1,493	Other intangible assets – net of accumulated amortization
Other noncurrent assets	3	14	Regulatory assets, deferred charges, and other
Accounts payable	(32)	(48)	Accounts payable
Accrued liabilities	(22)	(36)	Accrued liabilities
Current deferred revenue	(63)	(45)	Accrued liabilities
Noncurrent deferred income taxes	—	(13)	Deferred income taxes
Asset retirement obligation	(95)	(94)	Other noncurrent liabilities
Noncurrent deferred revenue associated with customer advance payments	(357)	(395)	Other noncurrent liabilities
Note 4 – Other Income and Expenses
The following table presents certain losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Williams Partners
Amortization of regulatory assets associated with asset retirement obligations	$9	$8	$17	$17
Impairment of certain assets (See Note 11)	24	17	27	17
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

Notes (Continued)

•	Workers’ compensation coverage with statutory limits and retentions (deductibles) of $1 million total per occurrence.
We received $126 million of insurance recoveries related to the Geismar Incident during the three and six months ended June 30, 2015, and we received $50 million and $175 million during the three and six months ended June 30, 2014, respectively. The three and six month periods ended June 30, 2014, also include $8 million and $14 million, respectively, of related covered insurable expenses incurred in excess of our retentions (deductibles). These amounts are reported within Williams Partners and reflected as a net gain in Net insurance recoveries – Geismar Incident in the Consolidated Statement of Income.
Since June 2013, we have settled claims associated with $480 million of available property damage and business interruption coverage for a total of $422 million.
Additional Items
Selling, general, and administrative expenses includes $1 million and $26 million for the three and six months ended June 30, 2015, respectively, and $2 million for the three and six months ended June 30, 2014, primarily related to professional advisory fees associated with the ACMP Acquisition and Merger, reported within the Williams Partners segment. Selling, general, and administrative expenses for the three and six months ended June 30, 2015, also includes $4 million and $8 million, respectively, of related employee transition costs reported within the Williams Partners segment, in addition to $7 million and $13 million, respectively, of general corporate expenses associated with integration and re-alignment of resources. Operating and maintenance expenses for the three and six months ended June 30, 2015, includes $8 million and $12 million, respectively, of transition costs reported within the Williams Partners segment. Additionally, Interest incurred includes $2 million for the six months ended June 30, 2015, and $9 million for the three and six months ended June 30, 2014, of transaction-related financing costs.
The six months ended June 30, 2014, includes $19 million of project development costs related to the Bluegrass Pipeline Company LLC (Bluegrass Pipeline) reported within Williams NGL & Petchem Services and reflected in Selling, general, and administrative expenses in the Consolidated Statement of Income.
Equity earnings (losses) for the six months ended June 30, 2014, include $70 million of losses reported within Williams NGL & Petchem Services related to the write-off of previously capitalized project development costs by Bluegrass Pipeline, Moss Lake Fractionation LLC, and Moss Lake LPG Terminal LLC after our management decided to discontinue further funding of the projects. These entities were dissolved in the fourth quarter of 2014.
The three and six month periods ended June 30, 2015, each include $9 million, and the three and six month periods ended June 30, 2014, include $14 million and $27 million, respectively, of interest income associated with a receivable related to the sale of certain former Venezuela assets reflected in Other investing income (loss) – net in the Consolidated Statement of Income. Due to changes in circumstances that led to late payments and increased uncertainty regarding the recovery of the receivable, we began accounting for the receivable under a cost recovery model in first quarter 2015. In second quarter 2015, we received a payment greater than the remaining carrying amount of the receivable, which resulted in the recognition of interest income.
The three and six month periods ended June 30, 2015, include $19 million and $36 million, respectively, and the three and six month periods ended June 30, 2014, include $7 million and $10 million, respectively, of allowance for equity funds used during construction (AFUDC) reported within Williams Partners in Other income (expense) – net below Operating income (loss). AFUDC increased during 2015 due to the increase in spending on various Transco expansion projects and Constitution.
Other income (expense) – net below Operating income (loss) includes a $14 million gain for the three and six month periods ended June 30, 2015, resulting from the early retirement of certain debt.

Notes (Continued)

Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Current:
Federal	$—	$(24)	$—	$113
State	1	(1)	1	4
Foreign	2	3	4	5
	3	(22)	5	122
Deferred:
Federal	73	95	98	(1)
State	(1)	6	2	5
Foreign	8	5	8	9
	80	106	108	13

Total provision (benefit)	$83	$84	$113	$135
The effective income tax rate for the total provision for the three months ended June 30, 2015, is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests, partially offset by taxes on foreign operations.
The effective income tax rate for the total provision for the six months ended June 30, 2015, is greater than the federal statutory rate primarily due to a $14 million tax provision associated with an adjustment to the prior year taxable foreign income, taxes on foreign operations, and the effect of state income taxes, partially offset by the impact of nontaxable noncontrolling interests.
The effective income tax rate for the total provision for the three months ended June 30, 2014, is greater than the federal statutory rate primarily due to a provision associated with a revision of our estimate of the undistributed earnings related to the contribution of certain Canadian operations to WPZ, taxes on foreign operations, and the effect of state income taxes, partially offset by the impact of nontaxable noncontrolling interests.
The effective income tax rate for the total provision for the six months ended June 30, 2014, is less than the federal statutory rate primarily due to a tax benefit related to the contribution of certain Canadian operations to WPZ in the first quarter of 2014 and the impact of nontaxable noncontrolling interests, partially offset by the effect of state income taxes and taxes on foreign operations.
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

Notes (Continued)

Note 6 – Earnings (Loss) Per Common Share from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$114	$99	$184	$239
Basic weighted-average shares	749,253	696,553	748,669	690,695
Effect of dilutive securities:
Nonvested restricted stock units	1,755	2,091	1,985	2,094
Stock options	1,750	2,034	1,732	2,025
Convertible debentures	17	18	17	18
Diluted weighted-average shares	752,775	700,696	752,403	694,832
Earnings (loss) per common share from continuing operations:
Basic	$.15	$.14	$.25	$.34
Diluted	$.15	$.14	$.24	$.34

Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Components of net periodic benefit cost:
Service cost	$15	$10	$29	$20
Interest cost	14	15	29	31
Expected return on plan assets	(18)	(19)	(37)	(38)
Amortization of net actuarial loss	10	10	21	19
Net periodic benefit cost	$21	$16	$42	$32

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$1	$1
Interest cost	2	3	4	5
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	(4)	(5)	(8)	(10)
Amortization of net actuarial loss	1	—	1	—
Reclassification to regulatory liability	1	1	2	2
Net periodic benefit cost (credit)	$(3)	$(4)	$(6)	$(8)

Notes (Continued)

Amortization of prior service credit and net actuarial loss included in net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to regulatory assets/liabilities instead of other comprehensive income (loss). The amounts of amortization of prior service credit recognized in regulatory liabilities were $3 million for the three months ended June 30, 2015 and 2014, respectively, and $5 million and $6 million for the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015, we contributed $32 million to our pension plans and $3 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $32 million to our pension plans and approximately $3 million to our other postretirement benefit plans in the remainder of 2015.
Note 8 – Inventories

	June 30, 2015	December 31, 2014
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$95	$150
Materials, supplies, and other	73	81
	$168	$231

Note 9 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On April 15, 2015, WPZ paid $783 million, including a redemption premium, to early retire $750 million of 5.875 percent senior notes due 2021 with a carrying value of $797 million.
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
Commercial Paper Program
As of June 30, 2015, WPZ had $1,743 million of Commercial paper outstanding under its $3 billion commercial paper program with a weighted average interest rate of 0.55 percent.

Notes (Continued)

Credit Facilities
On February 2, 2015, we entered into a Credit Agreement with aggregate commitments remaining at $1.5 billion, and the credit facilities for Pre-merger WPZ and ACMP were terminated in connection with the Merger. WPZ also entered into a $3.5 billion credit facility.

	June 30, 2015
	Stated Capacity	Outstanding
	(Millions)

WMB
Loans	$1,500	$350
Swingline loans sublimit	50	—
Letters of credit sublimit	675	—
Letters of credit under certain bilateral bank agreements		16
WPZ
Loans (1)	3,500	—
Swingline loans sublimit	150	—
Letters of credit sublimit	1,125	—
Letters of credit under certain bilateral bank agreements		3

(1)
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
Note 10 – Stockholders’ Equity
The following table presents the changes in Accumulated other comprehensive income (loss) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2014	$(1)	$31	$(371)	$(341)
Other comprehensive income (loss) before reclassifications	—	(55)	—	(55)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	12	12
Other comprehensive income (loss)	—	(55)	12	(43)
Balance at June 30, 2015	$(1)	$(24)	$(359)	$(384)

Notes (Continued)

Reclassifications out of Accumulated other comprehensive income (loss) are presented in the following table by component for the six months ended June 30, 2015:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	$(3)	Note 7 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	22	Note 7 – Employee Benefit Plans
Total pension and other postretirement benefits, before income taxes	19
Income tax benefit	(7)	Provision (benefit) for income taxes
Reclassifications during the period	$12
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2015:
Measured on a recurring basis:
ARO Trust investments	$63	$63	$63	$—	$—
Energy derivatives assets designated as hedging instruments	1	1	—	1	—
Energy derivatives assets not designated as hedging instruments	2	2	—	—	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	6	14	3	3	8
Long-term debt, including current portion (1)	(21,660)	(21,635)	—	(21,635)	—
Guarantee	(30)	(25)	—	(25)	—

Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$48	$48	$48	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	1	—	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	30	57	—	4	53
Long-term debt, including current portion (1)	(20,887)	(21,131)	—	(21,131)	—
Guarantee	(31)	(27)	—	(27)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2015 or 2014.
Additional fair value disclosures
Notes receivable and other:  Notes receivable and other consists of various notes, including a receivable related to the sale of certain former Venezuela assets. The disclosed fair value of this receivable is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $8 million at June 30, 2015. We began accounting for the receivable under a cost recovery model in first-quarter 2015, and in second-quarter 2015, we received a payment greater than the carrying amount of the receivable. As a result, the carrying value of this receivable is zero at June 30, 2015. See Note 4 – Other Income and Expenses for interest income associated with this receivable. The current and noncurrent portions of our receivables are reported in Accounts and notes receivable – net, Other current assets and deferred charges, and Regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.
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

Notes (Continued)

Assets measured at fair value on a nonrecurring basis
During the second quarter of 2015, we recorded impairment charges of $20 million for our Williams Partners segment associated with certain surplus equipment reported in Property, plant, and equipment, at cost in the Consolidated Balance Sheet. The estimated fair value of this equipment at June 30, 2015, is $17 million. The estimated fair value is determined by a market approach based on our analysis of observable inputs in the principal market. These impairment charges are recorded in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Income. These nonrecurring fair value measurements fall within Level 3 of the fair value hierarchy. Certain of these assets were previously presented as held for sale, but are now reported as held for use.
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
Regarding our previously described guarantee of WilTel’s lease performance, the maximum potential exposure is approximately $33 million at June 30, 2015. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.
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
Because of the uncertainty around the remaining pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this time. However, it is reasonably possible that the ultimate resolution of these actions and our related indemnification obligation could result in future charges that may be material to our results of operations. In connection with this indemnification, we have an accrued liability balance associated with this matter, and as a result, have exposure to future developments in this matter.
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

Notes (Continued)

Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. To date, we have settled certain of the personal injury claims for an aggregate immaterial amount that we have recovered from our insurers. The trial for certain plaintiffs claiming personal injury, that was set to begin on June 15, 2015 in Iberville Parish, Louisiana, has been continued or postponed for at least 120 days. For these and all other unsettled lawsuits, we believe it is probable that additional losses will be incurred, while for the others we believe it is only reasonably possible that losses will be incurred. However, due to ongoing litigation concerning defenses to liability, the number of individual plaintiffs, limited information as to the nature and extent of all plaintiffs’ damages, and the ultimate outcome of all appeals, we are unable to reliably estimate any such losses at this time. We believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy, which has an aggregate annual limit of $610 million and retention (deductible) of $2 million per occurrence.
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

On November 26, 2014, the City of North Pole (North Pole) filed suit in Alaska state court in Fairbanks against FHRA and WAPI, alleging nuisance and violations of municipal and state statutes based upon the sulfolane contamination allegedly emanating from the North Pole refinery. North Pole claims an unspecified amount of past and future damages as well as punitive damages against WAPI. FHRA filed cross-claims against us.

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

Shareholder litigation

In July 2015, a purported stockholder of us filed a putative class and derivative action on behalf of us in the Court of Chancery of the State of Delaware. The action names as defendants certain members of our Board of Directors (Individual Defendants), as well as WPZ, and names us as a nominal defendant.  Among other things, the action seeks to enjoin the Acquisition of WPZ Public Units and seeks monetary damages, including the repayment of the $410 million termination fee that may become payable by us, in certain circumstances, if there were a termination of the merger agreement for the Acquisition of WPZ Public Units.  The action alleges, among other things, that the Individual Defendants breached their fiduciary duties owed to us and our stockholders by failing to adequately evaluate an

Notes (Continued)

unsolicited proposal to acquire us in an all-equity transaction and by putting their personal interests ahead of the interests of us and our stockholders in connection with that unsolicited proposal. The action further alleges that WPZ aided and abetted the alleged breaches.  We cannot reasonably estimate a range of potential loss at this time.
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
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2015, we have accrued liabilities totaling $41 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2015, we have accrued liabilities of $10 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2015, we have accrued liabilities totaling $8 million for these costs.
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

Notes (Continued)

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
At June 30, 2015, we have accrued environmental liabilities of $23 million related to these matters.
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
At June 30, 2015, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)

We define Modified EBITDA as follows:
•Net income (loss) before:
◦Income (loss) from discontinued operations;
◦Provision (benefit) for income taxes;
◦Interest incurred, net of interest capitalized;
◦Equity earnings (losses);
◦Other investing income (loss) – net;
◦Depreciation and amortization expenses;
◦Accretion expense associated with asset retirement obligations for nonregulated operations.

•
This measure is further adjusted to include our proportionate share (based on ownership interest) of Modified EBITDA from our equity-method investments calculated consistently with the definition described above.

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Income and Total assets by reportable segment.

	Williams Partners	Williams NGL & Petchem Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2015
Segment revenues:
Service revenues
External	$1,231	$1	$9	$—	$1,241
Internal	—	—	38	(38)	—
Total service revenues	1,231	1	47	(38)	1,241
Product sales
External	598	—	—	—	598
Internal	1	—	—	(1)	—
Total product sales	599	—	—	(1)	598
Total revenues	$1,830	$1	$47	$(39)	$1,839

Three Months Ended June 30, 2014
Segment revenues:
Service revenues
External	$763	$—	$62	$—	$825
Internal	—	—	4	(4)	—
Total service revenues	763	—	66	(4)	825
Product sales
External	853	—	—	—	853
Internal	—	—	—	—	—
Total product sales	853	—	—	—	853
Total revenues	$1,616	$—	$66	$(4)	$1,678

Six Months Ended June 30, 2015
Segment revenues:
Service revenues
External	$2,423	$1	$14	$—	$2,438
Internal	—	—	59	(59)	—
Total service revenues	2,423	1	73	(59)	2,438
Product sales
External	1,117	—	—	—	1,117
Internal	1	—	—	(1)	—
Total product sales	1,118	—	—	(1)	1,117

Notes (Continued)

	Williams Partners	Williams NGL & Petchem Services (1)	Other	Eliminations	Total
	(Millions)
Total revenues	$3,541	$1	$73	$(60)	$3,555

Six Months Ended June 30, 2014
Segment revenues:
Service revenues
External	$1,526	$—	$118	$—	$1,644
Internal	—	—	7	(7)	—
Total service revenues	1,526	—	125	(7)	1,644
Product sales
External	1,783	—	—	—	1,783
Internal	—	—	—	—	—
Total product sales	1,783	—	—	—	1,783
Total revenues	$3,309	$—	$125	$(7)	$3,427

June 30, 2015
Total assets	$50,040	$731	$1,064	$(672)	$51,163
December 31, 2014
Total assets	$49,322	$612	$1,220	$(591)	$50,563

_________________

(1)	Includes certain projects under development and thus nominal reported revenues to date.
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Modified EBITDA by Segment:
Williams Partners	$1,053	$596	$1,870	$1,304
Williams NGL & Petchem Services	(3)	(8)	(8)	(108)
Other	(4)	60	(4)	118
	1,046	648	1,858	1,314
Accretion expense associated with asset retirement obligations for nonregulated operations	(9)	(6)	(15)	(9)
Depreciation and amortization expenses	(428)	(214)	(855)	(428)
Equity earnings (losses)	93	37	144	(11)
Other investing income (loss) – net	9	18	9	32
Proportional Modified EBITDA of equity-method investments	(183)	(113)	(319)	(141)
Interest expense	(262)	(163)	(513)	(303)
(Provision) benefit for income taxes	(83)	(84)	(113)	(135)
Income (loss) from discontinued operations, net of tax	—	4	—	4
Net income (loss)	$183	$127	$196	$323

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing and transportation; deepwater production handling and crude oil transportation services; an olefin production business and is comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of June 30, 2015, we own approximately 60 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and IDRs.
Williams Partners' gas pipeline businesses consist primarily of Transco and Northwest Pipeline. Our gas pipeline business also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 50 percent equity-method investment interest in Gulfstream and a 41 percent interest in Constitution. As of December 31, 2014, Transco and Northwest Pipeline own and operate a combined total of approximately 13,600 miles of pipelines with a total annual throughput of approximately 3,870 TBtu of natural gas and peak-day delivery capacity of approximately 14 MMdth of natural gas.
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
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in UEOM, a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC, a 58 percent equity-method investment in Caiman Energy II, LLC, a 60 percent equity-method investment in Discovery Producer Services LLC, a 50 percent equity-method investment in Overland Pass Pipeline, LLC, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in 11 gas gathering systems in the Marcellus Shale.
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
Williams Partners’ interstate transmission and related storage activities are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion

Management’s Discussion and Analysis (Continued)

or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established through the FERC’s ratemaking process. Changes in commodity prices and volumes transported have little near-term impact on these revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates.
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain other domestic olefins pipeline assets and certain Canadian growth projects under development, including a propane dehydrogenation facility and a liquids extraction plant. These projects are under development and thus have had limited operating revenues to date.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 6, 2015.
Dividends
In June 2015, we paid a regular quarterly dividend of $0.59 per share, which was 39 percent higher than the same period last year.
Overview of Six Months Ended June 30, 2015
Net income (loss) attributable to The Williams Companies, Inc., for the six months ended June 30, 2015, decreased $59 million compared to the six months ended June 30, 2014, primarily due to higher depreciation expense caused by significant projects that have gone into service in 2014 and 2015, increased interest expense associated with new debt issuances, as well as declines in NGL margins driven by 59 percent lower prices. These decreases were partially offset by new fee revenue associated with certain growth projects that were placed in service in 2014 and 2015 and the absence of equity losses in 2014 associated with the discontinuance of the Bluegrass Pipeline project. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth.
Acquisition of WPZ Public Units
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we will acquire all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (Acquisition of WPZ Public Units). Each such WPZ common unit will be converted into the right to receive 1.115 shares of our common stock. In the event this agreement is terminated under certain circumstances, we could be required to pay a $410 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and IDRs. Such termination fee would be settled through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $102.5 million per quarter).
Strategic Alternatives
On June 21, 2015, we publicly announced in a press release that we had received and subsequently rejected an unsolicited proposal to acquire us in an all-equity transaction. The unsolicited proposal was contingent on the termination of our pending Acquisition of WPZ Public Units. Our Board of Directors has authorized a process to explore a range of strategic alternatives, which could include, among other things, a merger, a sale of us, or continuing to pursue our existing operating and growth plan.

Management’s Discussion and Analysis (Continued)

Williams Partners
Access Merger
On February 2, 2015, we completed a merger of our consolidated master limited partnerships, Pre-merger WPZ and ACMP (Merger). The merged partnership was renamed Williams Partners L.P.
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
Geismar Incident and Plant Expansion
On June 13, 2013, an explosion and fire occurred at William Partners’ Geismar olefins plant. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects. The Geismar plant ramped up in the second quarter of 2015 and the expanded plant is now online.
Our total property damage and business interruption loss exceeded our $500 million policy limit. Since June 2013, we have settled claims associated with $480 million of available property damage and business interruption coverage for a total of $422 million. This total includes $126 million which we received in the second quarter of 2015. The remaining insurance limits total approximately $20 million and we are vigorously pursuing collection.
Northeast Connector
In May 2015, the Northeast Connector project was placed into service, which increased additional firm transportation capacity to 100 Mdth/d from Transco’s Station 195 in southeastern Pennsylvania to the Rockaway Delivery Lateral.
Rockaway Delivery Lateral
In May 2015, Transco’s Rockaway Delivery Lateral expansion between William’s Transco transmission pipeline and the National Grid distribution system was placed in service, which enabled us to begin providing 647 Mdth/d of additional firm transportation service to a distribution system in New York.
Mobile Bay South III
In April 2015, Transco’s Mobile Bay South III expansion south from Station 85 in west central Alabama to delivery points along the line was placed into service, which enabled us to begin providing 225 Mdth/d of additional firm transportation service on the Mobile Bay Lateral.
Bucking Horse Gas Processing Facility
The Bucking Horse gas processing plant (Bucking Horse) began operating in February 2015. Bucking Horse, is located in Converse County, Wyoming, and adds 120 MMcf/d of processing capacity in the Powder River basin Niobrara Shale play. Processed volumes at Bucking Horse have continued to increase through the second quarter of 2015 as existing rich gas production was re-directed from other third-party processing facilities. Bucking Horse has led to higher gathering volumes as previously curtailed production has increased due to the additional processing capability.

Management’s Discussion and Analysis (Continued)

Eagle Ford Gathering System
In May 2015, WPZ acquired a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility capable of handling up to 100 MMcf/d in the Eagle Ford shale for $112 million. The acquisition will immediately contribute approximately 20 MMcf/d to the existing Eagle Ford throughput of approximately 400 MMcf/d.
UEOM
In June 2015, WPZ acquired an approximate 13 percent equity interest in UEOM for approximately $357 million, increasing our ownership from 49 percent to approximately 62 percent.
Volatile commodity prices
NGL margins were approximately 59 percent lower in the first six months of 2015 compared to the same period of 2014 driven primarily by 60 percent lower non-ethane prices partially offset by lower natural gas feedstock prices.
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
The following graph illustrates the effects of margin volatility and NGL production and sales volumes, as well as the margin differential between ethane and non-ethane products and the relative mix of those products.

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

Cents per gallon
1.20
1.00
0.80
0.60
0.40
0.20
0.00
Gallons (Millions)
900
800
700
600
500
400
300
200
100
0
Q3'12
Q4'12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
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

Management’s Discussion and Analysis (Continued)

The potential impact of commodity price changes on our business for the remainder of 2015 is further discussed in the following Company Outlook.
Williams NGL & Petchem Services
Texas Belle Pipeline
In March 2015, the Texas Belle Pipeline (Texas Belle) went into service in the Houston Ship Channel area. Texas Belle is a 32-mile pipeline that transports NGLs and was designed to deliver butanes and natural gasolines from Mont Belvieu, Texas, to new demand in the Houston Ship Channel area. Texas Belle is one of several projects under development that will provide open access, service-focused purity NGL and olefin transportation options to customers that have traditionally been primarily served by proprietary pipeline systems. These projects are a collection of pipeline systems developed in collaboration with producers and consumers to connect new supply sources to growing demand throughout the Gulf Coast region.
Company Outlook
As previously discussed, we are currently evaluating a range of strategic alternatives that could include, among other things, a merger, a sale of us, or continuing to pursue our existing operating and growth plan.  The following discussion reflects continued pursuit of our existing operating and growth plan.
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

Following the sharp decline in energy commodity prices in fourth quarter 2014, we expect crude oil, NGLs, and olefins prices to remain at lower levels throughout 2015 as compared to 2014 average prices, which will have an adverse effect on our operating results and cash flows. Fee-based businesses are a significant component of our portfolio and have further increased as a result of the ACMP Acquisition. This serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, we anticipate producer activities will be impacted by lower natural gas prices which may reduce our gathering and processing volumes from the current levels.

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

Management’s Discussion and Analysis (Continued)

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
Following the sharp decline in overall energy commodity prices in the fourth quarter of 2014, we anticipate the following trends in 2015, compared to 2014:

•	Natural gas and ethane prices are expected to be lower primarily due to higher inventory levels in the marketplace.

•	Non-ethane prices, including propane, are expected to be lower primarily due to oversupply and the sharp decline in crude oil prices.

•	Olefins prices, including propylene, ethylene, and the overall ethylene crack spread, are expected to be lower than 2014 levels due to the lower prices of crude oil and correlated products.

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

•	In the Gulf Coast region, we expect higher production handling volumes in 2015, following the completion of Gulfstar FPS in the fourth quarter of 2014.

Management’s Discussion and Analysis (Continued)

•	We anticipate higher natural gas transportation revenues at Transco compared to 2014, as a result of expansion projects placed into service in 2014 and anticipated to be placed in service in 2015.

•	In the northeast region, we anticipate growth in our natural gas gathering volumes compared to the prior year as our infrastructure grows to support producer activities in the region.

•	Volumes in the Haynesville area at our Access Midstream business are expected to be higher in 2015 as compared to 2014 primarily due to an increase in well connections in the area.

•
We expect an increase in volumes in 2015, as compared to 2014 at our Access Midstream business in the Utica area primarily due to the build out of the Cardinal system, relieving compression constraints and adding new well connections.

•	In the western region, we anticipate an unfavorable impact in NGL margins in 2015 compared to 2014, primarily due to the sharp decline in NGL prices.

•	In 2015, our domestic businesses anticipate a continuation of periods when it will not be economical to recover ethane.
Olefin production volumes

•	Our Gulf olefins business anticipates higher ethylene volumes in 2015 compared to 2014 substantially due to the repair and expansion of the Geismar plant, which returned to operations in late March.
Other

•
Operating results from our equity-method investments are expected to be higher in 2015 compared to 2014 primarily due to the completion of Discovery’s Keathley Canyon Connector lateral in the first quarter of 2015 and an anticipated increase in volumes as well as our increased ownership interest in UEOM. These increases are offset by an expected decrease in results from our equity-method investment in the Delaware basin gas gathering system primarily due to a redetermination of rates in association with a contract extension.

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

Management’s Discussion and Analysis (Continued)

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

Management’s Discussion and Analysis (Continued)

Hillabee
In November 2014, we filed an application with the FERC for approval of the initial phases of Transco’s Hillabee Expansion project, which involves an expansion of its existing natural gas transmission system from Station 85 in west central Alabama to a proposed new interconnection with Sabal Trail Transmission's system in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail Transmission. We plan to place the initial phases of the project into service during the second quarters of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.

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
Dalton
In March 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey to markets in northwest Georgia. We plan to place the project into service in 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 448 Mdth/d.
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
New York Bay
In July 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 115 Mdth/d.

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

Management’s Discussion and Analysis (Continued)

Williams NGL & Petchem Services
Canadian PDH Facility
We are planning to build a PDH facility in Alberta that will significantly increase production of polymer-grade propylene. Start-up for the PDH facility is expected to occur in the second half of 2019. The new PDH facility is expected to produce approximately 1.1 billion pounds annually, significantly increasing Williams’ production of polymer-grade propylene currently at 180 million pounds annually.
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
Gulf Coast NGL and Olefin Infrastructure Expansion
In November 2012, we acquired 10 liquids pipelines in the Gulf Coast region. The acquired pipelines will be combined with an organic build-out of several projects to expand our petrochemical services in that region. The projects include the construction and commissioning of pipeline systems capable of transporting various purity natural gas liquids and olefins products in the Gulf Coast region. The Texas Belle pipeline started providing isobutane service in the first quarter of 2015 and is expected to be available for natural gasoline service in the first quarter of 2016. Additional projects under development and/ or construction are expected to be placed into service in 2016 and 2017.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change*	% Change*	2015	2014	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,241	$825	+416	+50%	$2,438	$1,644	+794	+48%
Product sales	598	853	-255	-30%	1,117	1,783	-666	-37%
Total revenues	1,839	1,678			3,555	3,427
Costs and expenses:
Product costs	494	724	+230	+32%	956	1,493	+537	+36%
Operating and maintenance expenses	437	308	-129	-42%	824	606	-218	-36%
Depreciation and amortization expenses	428	214	-214	-100%	855	428	-427	-100%
Selling, general, and administrative expenses	174	136	-38	-28%	370	286	-84	-29%
Net insurance recoveries – Geismar Incident	(126)	(42)	+84	+200%	(126)	(161)	-35	-22%
Other (income) expense – net	40	27	-13	-48%	57	44	-13	-30%
Total costs and expenses	1,447	1,367			2,936	2,696
Operating income (loss)	392	311			619	731
Equity earnings (losses)	93	37	+56	+151%	144	(11)	+155	NM
Other investing income (loss) – net	9	18	-9	-50%	9	32	-23	-72%
Interest expense	(262)	(163)	-99	-61%	(513)	(303)	-210	-69%
Other income (expense) – net	34	4	+30	NM	50	5	+45	NM
Income (loss) from continuing operations before income taxes	266	207			309	454
Provision (benefit) for income taxes	83	84	+1	+1%	113	135	+22	+16%
Income (loss) from continuing operations	183	123			196	319
Income (loss) from discontinued operations	—	4	-4	-100%	—	4	-4	-100%
Net income (loss)	183	127			196	323
Less: Net income (loss) attributable to noncontrolling interests	69	24	-45	-188%	12	80	+68	+85%
Net income (loss) attributable to The Williams Companies, Inc.	$114	$103			$184	$243

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2015 vs. three months ended June 30, 2014
Service revenues increased primarily due to contributions from operations acquired in the ACMP Acquisition in third quarter 2014. Additionally, production handling, gathering, processing, and transportation fee revenue all increased related to construction projects that have been placed into service, including Gulfstar One in the fourth quarter of 2014, expansion projects placed in service by Transco in late 2014 and in 2015, and new well connections and the completion of various compression projects in the Northeast. A decrease in Canadian construction management revenues reflecting a shift to internal customer construction projects partially offset these increases.
Product sales decreased primarily due to lower marketing sales driven by lower prices across all products, partially offset by higher non-ethane volumes. Equity NGL sales also decreased associated with sharp declines in NGL prices, partially offset by higher NGL volumes. These decreases were partially offset by higher olefin sales associated with the Geismar plant that returned to operations in late March 2015.
Product costs decreased primarily due to lower marketing purchases related to lower per-unit costs partially offset by higher non-ethane volumes. Natural gas purchases associated with the production of equity NGLs also decreased primarily related to lower natural gas prices, partially offset by higher volumes. These decreases were partially offset by an increase in olefin feedstock purchases primarily related to the Geismar plant return to operations.
Operating and maintenance expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition, the return to operations of the Geismar plant, and new projects placed in service, as well as planned maintenance at our Canadian facilities. These increases are partially offset by a decrease in Canadian construction management expenses that reflects a shift to internal customer construction projects.
Depreciation and amortization expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition and from depreciation on new projects placed in service, including Gulfstar One.
Selling, general, and administrative expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition, including $13 million of merger and transition-related costs recognized in 2015, as well as $7 million of costs associated with exploring potential strategic alternatives.
Net insurance recoveries – Geismar Incident changed favorably primarily due to the receipt of $126 million of insurance recoveries in 2015 as compared to the receipt of $50 million of insurance recoveries in 2014.
Other (income) expense – net within Operating income (loss) changed unfavorably primarily due to $24 million of impairments of certain assets at Williams Partners in 2015 compared to $17 million in 2014.
Operating income (loss) changed favorably primarily due to increased service revenues at Williams Partners related to construction projects placed in service, higher insurance recoveries related to the Geismar Incident, contributions from the operations acquired in the ACMP Acquisition, and $34 million higher olefin margins primarily due to $50 million of margins contributed by our Geismar plant that returned to operations in 2015. These increases were partially offset by higher operating, maintenance, and depreciation expenses related to construction projects placed in service and the start-up of the Geismar plant, $56 million lower NGL margins driven by lower prices, 2015 costs related to WPZ’s merger and integration of ACMP, and higher impairments as previously discussed.
Equity earnings (losses) changed favorably primarily due to $42 million related to contributions from Appalachia Midstream Investments and UEOM acquired in the ACMP Acquisition and a $25 million increase at Discovery primarily related to the completion of the Keathley Canyon Connector in early 2015.
Interest expense increased due to an $86 million increase in Interest incurred primarily due to new debt issuances in 2014 and 2015 and new interest expense associated with debt assumed in conjunction with the ACMP Acquisition, partially offset by the absence of a $9 million ACMP Acquisition-related financing fee incurred in the second quarter of 2014 and lower interest due to 2015 debt retirements. In addition, Interest capitalized decreased $13 million primarily related to construction projects that have been placed into service, partially offset by new capitalized interest associated with assets acquired in the ACMP Acquisition. (See Note 2 – Acquisitions and Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Other income (expense) – net below Operating income (loss) changed favorably primarily due to a $14 million gain on early debt retirement in April 2015, as well as a $12 million benefit related to an increase in allowance for equity funds used during construction (AFUDC) associated with an increase in spending on various Transco expansion projects and Constitution.
Provision (benefit) for income taxes changed favorably primarily due to the absence of a second-quarter 2014 provision associated with a revision of our estimate of the undistributed earnings related to the contribution of certain Canadian operations to WPZ, partially offset by higher pretax income in 2015. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The increase in Net income (loss) attributable to noncontrolling interests related to our investment in WPZ is primarily due to improved operating results at WPZ and higher noncontrolling interest ownership percentages, partially offset by the impact of increased income allocated to the WPZ general partner, held by us, associated with IDRs. In addition, there was an increase related to our investment in Gulfstar One associated with its start up in 2014 and an increase related to our investments in Cardinal and Jackalope due to the consolidation of these entities following the ACMP Acquisition in third quarter 2014.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
Service revenues increased primarily due to contributions from operations acquired in the ACMP Acquisition in third quarter 2014. Additionally, production handling, gathering, processing, and transportation fee revenue all increased related to construction projects that have been placed into service, including Gulfstar One in the fourth quarter of 2014, expansion projects placed in service by Transco in late 2014 and in 2015, and new well connections and the completion of various compression projects in the Northeast. A decrease in Canadian construction management revenues reflect a shift to internal customer construction projects partially offset these increases.
Product sales decreased primarily due to lower marketing sales driven by lower prices across all products, partially offset by higher non-ethane NGL volumes. Equity NGL sales also decreased associated with a decline in NGL prices, partially offset by higher NGL volumes. These decreases were partially offset by an increase in olefin sales primarily due to the resumption of our Geismar operations.
Product costs decreased primarily due to lower marketing costs related to lower per-unit costs across all products, partially offset by higher non-ethane volumes, as well as a decrease in natural gas purchases associated with the production of equity NGLs driven by lower per-unit natural gas costs as a result of the significant decline in energy commodity prices during the fourth quarter of 2014, partially offset by higher volumes. These decreases were partially offset by an increase in olefin feedstock purchases primarily related to the Geismar plant return to operations.
Operating and maintenance expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition, the return to operations of the Geismar plant in addition to new projects placed in service, and planned maintenance at our Canadian facilities. These increases are partially offset by a decrease in Canadian construction management expenses that reflect a shift to internal customer construction projects.
Depreciation and amortization expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition and from depreciation on new projects placed in service, including Gulfstar One.
Selling, general, and administrative expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition, including $47 million of merger and transition-related costs recognized in 2015, as well as $7 million of costs associated with exploring potential strategic alternatives. These increases are partially offset by the absence of $19 million of project development costs incurred in 2014 related to the Bluegrass Pipeline reflecting 100 percent of such costs. The 50 percent noncontrolling interest share of these costs are presented in Net income attributable to noncontrolling interests.
Net insurance recoveries – Geismar Incident changed unfavorably primarily due to the receipt of $126 million of insurance recoveries in 2015 as compared to the receipt of $175 million of insurance recoveries in 2014.

Management’s Discussion and Analysis (Continued)

Other (income) expense – net within Operating income changed unfavorably primarily due to $27 million of impairments of certain assets at Williams Partners in 2015 compared to $17 million in 2014.
Operating income (loss) changed unfavorably primarily due to higher operating, maintenance, and depreciation expenses related to construction projects placed in service and the start-up of the Geismar plant, $118 million lower NGL margins driven by lower prices, 2015 costs related to WPZ’s merger and integration of ACMP, lower insurance recoveries related to the Geismar Incident, lower marketing margins, and higher impairments as previously discussed. These decreases were partially offset by increased service revenues at Williams Partners related to construction projects placed in service, contributions from the operations acquired in the ACMP Acquisition, the absence of 2014 Bluegrass project development costs, and $15 million higher olefin margins primarily due to $44 million of margins contributed by our Geismar plant that returned to operations in 2015, partially offset by lower olefin margins at our RGP splitter and at our Canadian operations.
Equity earnings (losses) changed favorably primarily due to the absence of $79 million of equity losses from Bluegrass Pipeline and Moss Lake in 2014 related primarily to the underlying write-off of previously capitalized project development costs. In addition, contributions from Appalachia Midstream Investments and UEOM acquired in the ACMP Acquisition increased 2015 equity earnings by $77 million and a $23 million increase at Discovery is primarily related to the completion of the Keathley Canyon Connector in early 2015. These increases are partially offset by the absence of 2014 equity earnings related to our former equity investment in ACMP and our share of impairments recorded by Laurel Mountain in 2015.
Other investing income (loss) – net changed unfavorably primarily due to lower interest income associated with a receivable related to the sale of certain former Venezuela assets.
Interest expense increased due to a $190 million increase in Interest incurred primarily due to new debt issuances in 2014 and 2015 and new interest expense associated with debt assumed in conjunction with the ACMP Acquisition. This increase was partially offset by the absence of a $9 million of ACMP Acquisition transaction-related financing fee incurred in the second quarter of 2014 and lower interest due to 2015 debt retirements. In addition, Interest capitalized decreased $20 million primarily related to construction projects that have been placed into service, partially offset by new capitalized interest attributable to ACMP.
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a $26 million benefit related to an increase in allowance for equity funds used during construction (AFUDC) associated with an increase in spending on various Transco expansion projects and Constitution, as well as a $14 million gain on early debt retirement in April 2015.
Provision (benefit) for income taxes changed favorably primarily due to lower pretax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The decrease in Net income (loss) attributable to noncontrolling interests related to our investment in WPZ is primarily due to lower operating results at WPZ, the impact of increased income allocated to the WPZ general partner, held by us, associated with IDRs, and the impact of increased income allocated to WPZ’s Class D units, held by us, related to the accelerated amortization of a beneficial conversion feature in advance of the Merger. These are offset with an increase related to our investment in Gulfstar One associated with its start up in 2014, an increase related to our former investment in Bluegrass Pipeline associated with our partner’s share of 2014 project development costs expensed by Bluegrass Pipeline, and an increase related to our investments in Cardinal and Jackalope due to consolidation of these entities following the ACMP Acquisition in third quarter 2014.
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

Management’s Discussion and Analysis (Continued)

investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Williams Partners

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Segment revenues	$1,830	$1,616	$3,541	$3,309
Segment costs and expenses	(1,086)	(1,124)	(2,116)	(2,282)
Net insurance recoveries – Geismar Incident	126	42	126	161
Proportional Modified EBITDA of equity-method investments	183	62	319	116
Williams Partners Modified EBITDA	$1,053	$596	$1,870	$1,304
Three months ended June 30, 2015 vs. three months ended June 30, 2014
Modified EBITDA increased primarily due to the acquisition of ACMP during the third quarter of 2014, resuming our Geismar operations, an increase in net insurance recoveries associated with the Geismar Incident, and initiating service of Gulfstar One during fourth quarter 2014. Partially offsetting these increases are decreases in NGL margins as a result of a significant decline in energy commodity prices that began during the fourth quarter of 2014. A more detailed discussion of Segment revenues and Segment costs and expenses follows.
The increase in Segment revenues includes:

•
A $468 million increase in service revenues primarily due to $352 million additional revenues associated with the ACMP Acquisition during 2014, $66 million in increased revenues associated with the start-up of operations at Gulfstar One during the fourth quarter of 2014, and $31 million in higher fees associated with increased volumes and additional contributions from expanded processing facilities at Williams Partners’ northeast gathering and processing operations. Additionally, service revenues reflect a $38 million increase in natural gas transportation fees due to new Transco projects placed in service in 2014 and 2015.

•	A $65 million increase in olefin sales primarily due to resuming our Geismar operations.

•	A $245 million decrease in marketing revenues primarily associated with lower prices across all products, partially offset by higher volumes (more than offset in marketing purchases).

•	A $77 million decrease in revenues from our equity NGLs reflecting a decrease of $89 million due to lower NGL prices, partially offset by a $12 million increase associated with higher NGL volumes.
The decrease in Segment costs and expenses includes:

•	A $249 million decrease in marketing purchases primarily due to a decrease in per-unit costs, partially offset by higher volumes (substantially offset in marketing revenues).

•	A $21 million decrease in the costs associated with the production of equity NGLs primarily due to decreased natural gas prices.

•	A $14 million gain associated with early retirement of certain debt.

•	A $12 million benefit related to an increase in AFUDC related to an increase in spending on various Transco expansion projects and Constitution.

Management’s Discussion and Analysis (Continued)

•
A $176 million increase in operating costs primarily due to new expenses associated with operations acquired in the ACMP Acquisition, additional costs associated with resuming our Geismar operations and increased maintenance and repair expenses.

•	A $32 million increase in olefin feedstock purchases primarily due to resuming our Geismar operations.

•	A $28 million increase in SG&A primarily due to additional expenses associated with operations acquired in the ACMP Acquisition.

•	An increase in other costs including $24 million of impairments of certain assets in 2015 compared to $17 million in 2014.
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to investments acquired in the ACMP Acquisition and higher Discovery earnings associated with increased fees attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
Modified EBITDA increased primarily due to the acquisition of ACMP during the third quarter of 2014, initiating service of Gulfstar One during the fourth quarter 2014 and increased fee revenue associated with contributions from new and expanded facilities. Partially offsetting these increases to modified EBITDA is the reduction of insurance recoveries related to the Geismar Incident and a decrease in NGL margins as a result of a significant decline in energy commodity prices beginning in the fourth quarter of 2014. A more detailed discussion of Segment revenues and Segment costs and expenses follows.
The increase in Segment revenues includes:

•
An $897 million increase in service revenues primarily due to $666 million additional revenues associated with the ACMP Acquisition during 2014, $122 million in increased revenues associated with the start-up of operations at Gulfstar One during the fourth quarter of 2014, and $73 million in higher fees associated with increased volumes and additional contributions from expanded processing facilities at Williams Partners’ northeast gathering and processing operations. Additionally, service revenues reflect a $58 million increase in natural gas transportation fees due to new Transco projects placed in service in 2014 and 2015.

•	A $58 million increase in olefin sales primarily due to resuming our Geismar operations during 2015.

•	A $538 million decrease in marketing revenues primarily associated with lower prices across all products, partially offset by higher volumes (substantially offset in marketing purchases).

•	A $167 million decrease in revenues from our equity NGLs reflecting a decrease of $206 million due to lower NGL prices, partially offset by a $39 million increase associated with higher NGL volumes.

•	An $18 million decrease in revenues associated with various other products.
The decrease in Segment costs and expenses includes:

•	A $527 million decrease in marketing purchases primarily due to a decrease in per-unit costs, partially offset by higher volumes (more than offset in marketing revenues).

•	A $48 million decrease in the costs associated with the production of equity NGLs primarily due to decreased natural gas prices.

•	A $26 million benefit related to an increase in AFUDC related to an increase in spending on various Transco expansion projects and Constitution.

Management’s Discussion and Analysis (Continued)

•	A $14 million gain associated with early retirement of certain debt.

•
A $306 million increase in operating costs primarily due to new expenses associated with operations acquired in the ACMP Acquisition, resuming operations at our Geismar facility and increased maintenance and repair expenses.

•
A $91 million increase in SG&A primarily due to additional expenses associated with operations acquired in the ACMP Acquisition, including $32 million of merger and transition-related costs recognized in 2015.

•	A $43 million increase in olefin feedstock purchases associated with resuming our Geismar operations.

•	An increase in other costs including $27 million of impairments of certain assets in 2015 compared to $17 million in 2014.
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to investments acquired in the ACMP Acquisition and higher Discovery earnings associated with increased fees attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, Caiman II reflects higher earnings of $8 million due to the return to service of a plant that was damaged for a period in 2014 and the results of assets placed into service in 2014 and 2015. Partially offsetting these increases were $14 million lower earnings at Laurel Mountain resulting primarily from $9 million of impairments, and lower gathering fees resulting from lower gathering rates indexed to natural gas prices.
Williams NGL & Petchem Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Segment revenues	$1	$—	$1	$—
Segment costs and expenses	(4)	(6)	(9)	(29)
Proportional Modified EBITDA of equity-method investments	—	(2)	—	(79)
Williams NGL & Petchem Services Modified EBITDA	$(3)	$(8)	$(8)	$(108)
Three months ended June 30, 2015 vs. three months ended June 30, 2014
The favorable change in Modified EBITDA is due primarily to the absence of equity losses from Bluegrass Pipeline and Moss Lake as well as costs incurred during the second quarter of 2014 related to the development of the Bluegrass Pipeline.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
The favorable change in Modified EBITDA is due primarily to the absence of equity losses from Bluegrass Pipeline and Moss Lake as well as costs incurred during the first quarter of 2014 related to the development of the Bluegrass Pipeline.
Segment costs and expenses decreased primarily due to $19 million of project development costs during the first quarter of 2014 related to the Bluegrass Pipeline and higher development costs related to other projects.
The favorable change in Proportional Modified EBITDA of equity-method investments is due to the absence of the write-off of previously capitalized project development costs at Bluegrass Pipeline and Moss Lake during the first quarter of 2014.

Management’s Discussion and Analysis (Continued)

Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Segment revenues	$47	$66	$73	$125
Segment costs and expenses	(51)	(59)	(77)	(111)
Proportional Modified EBITDA of equity-method investment	—	53	—	104
Other Modified EBITDA	$(4)	$60	$(4)	$118
Modified EBITDA decreased as the results from the businesses acquired in the ACMP Acquisition are presented within Williams Partners for periods subsequent to the July 1, 2014, acquisition. For periods prior to that date, Other includes the proportional Modified EBITDA of our former equity-method investment in ACMP.
The decrease in Segment revenues and Segment costs and expenses reflect a shift from external service contracts to internal services provided by our Canadian construction management company, partially offset by costs associated with integration and re-alignment of resources with the ACMP transaction, and costs associated with exploring potential strategic alternatives.
The three and six months ended June 30, 2014 included Proportional Modified EBITDA of equity-method investment related to our investment in ACMP that we accounted for as an equity-method investment for the first half of 2014. (See Note 2 – Acquisitions of Notes to Consolidated Financial Statements.)

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

Management’s Discussion and Analysis (Continued)

As of June 30, 2015, we had a working capital deficit (current liabilities, inclusive of commercial paper outstanding and long-term debt due within one year, in excess of current assets) of $2.342 billion. Excluding the impact of the $1.743 billion in commercial paper outstanding, which we consider to be a reduction of WPZ’s credit facility capacity as noted in the table below, our working capital deficit is $599 million. Our available liquidity to cover this deficit is as follows:

	June 30, 2015
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents	$186	$18	$204
Capacity available under our $1.5 billion credit facility (1)		1,150	1,150
Capacity available to WPZ under its $3.5 billion credit facility less amounts outstanding under its $3 billion commercial paper program (2)	1,757		1,757
	$1,943	$1,168	$3,111

(1)
The highest amount outstanding under our credit facility during 2015 was $450 million. At June 30, 2015, we were in compliance with the financial covenants associated with this credit facility. See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our credit facility.

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. WPZ has $1.743 billion of commercial paper outstanding at June 30, 2015. The highest amount outstanding under WPZ’s commercial paper program and credit facility during 2015 was $3.1 billion. At June 30, 2015, WPZ was in compliance with the financial covenants associated with this credit facility and the commercial paper program. See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on WPZ’s credit facility, WPZ’s commercial paper program, and termination of WPZ’s short-term facility.

Acquisition of WPZ Public Units
We may issue approximately 275 million shares of common stock associated with the agreement for the Acquisition of WPZ Public Units. In the event that agreement is terminated under certain circumstances, we could be required to pay a $410 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and IDRs. Such termination fee would be settled through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $102.5 million per quarter). See Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements for additional information on the Acquisition of WPZ Public Units.
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
Shelf Registrations
On May 11, 2015, we filed a shelf registration statement, as a well-known seasoned issuer. The shelf registration statement includes a prospectus describing some of the general terms that may apply to the registered securities and

Management’s Discussion and Analysis (Continued)

the general manner in which they may be offered. This filing allows us or our selling securityholders, who will be named in a prospectus supplement, from time to time to offer to sell debt securities, preferred stock, common stock, purchase contracts, warrants, or units. Each time we or a selling securityholder sells securities pursuant to such prospectus, we will provide a supplement to the prospectus that contains specific information about the offering and the specific terms of the securities offered. We may sell these securities directly to investors, or through agents, dealers, or underwriters as designated from time to time, or through a combination of these methods, on a continuous or delayed basis. As of June 30, 2015, no securities have been issued under this registration.
On February 25, 2015, WPZ filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $1 billion. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for its own accounts as principals. As of June 30, 2015, no common units have been issued under this registration.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method interest generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating

WMB:	Standard & Poor’s	Credit Watch	BB+	BB+
	Moody’s Investors Service	Ratings Under Review	Baa3	N/A
	Fitch Ratings	Rating Watch Positive	BBB-	N/A

WPZ:	Standard & Poor’s	Credit Watch	BBB	BBB
	Moody’s Investors Service	Negative	Baa2	N/A
	Fitch Ratings	Stable	BBB	N/A

As previously discussed, on June 21, 2015, we publicly announced in a press release that our Board of Directors has authorized a process to explore a range of strategic alternatives after it had received and subsequently rejected an unsolicited proposal for us to be acquired in an all-equity transaction. Following this announcement, on June 22, 2015, the credit ratings agencies affirmed and/or revised the outlook and ratings as noted in the table above. While Fitch Ratings made no changes to the outlook for either WMB or WPZ on this date, the other agencies revised the outlook of both WMB and WPZ noting the uncertainty associated with these events.

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of June 30, 2015, we estimate that a downgrade to a rating below investment grade for us or WPZ could require us to post up to $1.1 million or $232 million, respectively, in additional collateral with third parties.

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

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity-method investments for 2015. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	2015 Estimate	Six Months Ended June 30, 2015
	(Millions)
Maintenance	$490	$149
Expansion	3,785	2,000
Total	$4,275	$2,149
See Company Outlook - Expansion Projects for discussions describing the general nature of these expenditures.

Sources (Uses) of Cash

	Six Months Ended June 30,
	2015	2014
	(Millions)
Net cash provided (used) by:
Operating activities	$1,483	$759
Financing activities	483	7,356
Investing activities	(2,002)	(7,936)
Increase (decrease) in cash and cash equivalents	$(36)	$179
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
Financing activities
Significant transactions include:

•	$942 million in 2015 of net proceeds from WPZ’s commercial paper;

•	$226 million in 2014 net paid on WPZ’s commercial paper;

Management’s Discussion and Analysis (Continued)

•	$1.895 billion net received in 2014 from our debt offerings;

•	$2.992 billion in 2015 and $2.74 billion in 2014 net received from WPZ’s debt offerings;

•	$1.533 billion paid in 2015 on WPZ’s debt retirements;

•	$895 million received in 2015 and $300 million received in 2014 from our credit facility borrowings;

•	$915 million paid in 2015 on our credit facility borrowings;

•	$1.832 billion received in 2015 from WPZ’s credit facility borrowings;

•	$2.472 billion paid in 2015 on WPZ’s credit facility borrowings;

•	$3.378 billion received in 2014 from our equity offering;

•	$876 million in 2015 and $567 million in 2014 paid for quarterly dividends on common stock;

•	$462 million in 2015 and $296 million in 2014 paid for dividends and distributions to noncontrolling interests;

•	$57 million in 2015 and $122 million in 2014 received in contributions from noncontrolling interests.
Investing activities
Significant transactions include:

•	Capital expenditures of $1.654 billion in 2015 and $1.839 billion in 2014;

•	$112 million paid to purchase a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale;

•	Purchases of and contributions to our equity-method investments of $483 million in 2015 and $246 million in 2014;

•	Cash held for ACMP Acquisition of $5.995 billion in 2014.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2015.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located in Canada. Net assets of our foreign operations were approximately $1.3 billion at both June 30, 2015 and December 31, 2014. These investments have the potential to impact our financial position due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the functional currency against the U.S. dollar would have changed Total stockholders’ equity by approximately $168 million at June 30, 2015.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
In November 2013, we became aware of deficiencies with the air permit for the Ft. Beeler gas processing facility located in West Virginia.  We notified the EPA and the West Virginia Department of Environmental Protection and are working to bring the Ft. Beeler facility into full compliance.  At June 30, 2015, we have accrued liabilities of $220,000 for potential penalties arising out of the deficiencies.
On November 7, 2014, the New Mexico Environment Department’s Air Quality Bureau (Bureau) issued a Notice of Violation (NOV) to Williams Four Corners LLC (Williams) for the El Cedro Gas Treating Plant alleging a failure by Williams to limit emissions to the allowable emission rates in violation of permit requirements, and for the failure to timely file initial and excess emission reports.  The NOV followed an April 2014 inspection at the plant.  Williams has provided Corrective Action Verification information to the Bureau and has entered into a First Amended Tolling Agreement to allow for additional time—until November 30, 2015—for the parties to resolve the alleged violations.
Other
The additional information called for by this item is provided in Note 12 – Contingent Liabilities of the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except as set forth below:
Our receipt of the Unsolicited Proposal and review of strategic alternatives may be disruptive to our business.
On June 21, 2015, we publicly announced in a press release that we had received the Unsolicited Proposal and rejected it. The Unsolicited Proposal was contingent upon the termination of our pending Acquisition of WPZ Public Units. Our Board of Directors has authorized a process to explore a range of strategic alternatives, which could include, among other things, a merger, a sale of us, or continuing to pursue our existing operating and growth plan. Exploring strategic alternatives may create a significant distraction for our management team and Board of Directors and require us to expend significant time and resources and incur expenses for advisors. Moreover, the review of strategic alternatives may disrupt our business by causing uncertainty among current and potential employees, suppliers, customers and investors. The selection and execution of a strategic alternative may lead to similar disruptions, and parties advocating for alternatives not selected may solicit support for such other alternatives, causing further disruption.
Additionally, certain of our officers are subject to change in control agreements, pursuant to which the officers may be entitled to severance payments and benefits upon a termination of their employment by us without cause or by them for good reason in connection with a change of control of Williams (each as defined in the applicable agreement). The change of control arrangements may not be adequate to allow us to retain critical employees during a time when a change of control is being proposed or is imminent.
These disruptions, alone or in combination, could negatively impact our business, financial condition, results of operations and our stock price.
The consummation of the Acquisition of WPZ Public Units could be delayed or may fail to occur, and could negatively affect our stock price.
Our Board of Directors has authorized a process to explore a range of strategic alternatives, which could include, among other things, a merger, a sale of us, or continuing to pursue our existing operating and growth plan. During the review of strategic alternatives process, we continue to work towards the completion of the Acquisition of WPZ Public Units. The announcement that we received the Unsolicited Proposal may make it more difficult to obtain the approval of our stockholders, which could prevent the consummation of the Acquisition of WPZ Public Units. The consummation of the Acquisition of WPZ Public Units is also subject to the satisfaction or waiver of conditions to closing contained in the merger agreement, including the approval of our stockholders. The satisfaction of such conditions to closing are not always within the parties’ control and, in some cases, are dependent on the actions of third parties including the SEC. In addition, the merger agreement provides certain termination rights that, in specified circumstances, give either or both of us and WPZ the ability to terminate the merger agreement. The failure to satisfy or waive a closing condition or the occurrence of an event giving rise to a termination right could delay or prevent the consummation of the Acquisition of WPZ Public Units. If the Acquisition of WPZ Public Units is not consummated, the market price of our common stock could decline. If the merger agreement is terminated under certain specified circumstances, we may be required to pay a termination fee of $410 million to WPZ, which would be settled through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $102.5 million per quarter).

The Unsolicited Proposal is contingent upon the termination of the Acquisition of WPZ Public Units. If the Acquisition of WPZ Public Units is consummated, some third parties could be discouraged from considering or proposing an acquisition of us, including the third party that submitted the Unsolicited Proposal, which may cause the market price of our common stock to decline.

Item 6. Exhibits

Exhibit No.		Description

§Exhibit 2.1	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No.001-04174) and incorporated herein by reference).

Exhibit 3.1	—
Amended and Restated Certificate of Incorporation as supplemented (filed on May 26, 2010, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.2	—	By-Laws (filed on August 27, 2014, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
*Exhibit 12	—	Computation of Ratio of Earnings to Combined Fixed Charges.
*Exhibit 31.1	—
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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.
**    Furnished herewith.

§	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
July 30, 2015

EXHIBIT INDEX

Exhibit No.		Description

§Exhibit 2.1	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.1	—
Amended and Restated Certificate of Incorporation as supplemented (filed on May 26, 2010, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.2	—	By-Laws (filed on August 27, 2014, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
*Exhibit 12	—	Computation of Ratio of Earnings to Combined Fixed Charges.
*Exhibit 31.1	—
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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.
**    Furnished herewith.

§	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.