Form 10-Q
period 2015-09-30
WILLIAMS COMPANIES INC
filed 2015-10-29
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 26, 2015
Common Stock, $1 par value	749,764,737

The Williams Companies, Inc.

The reports, filings, and other public announcements of The Williams Companies, Inc. (Williams) may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	The status, expected timing and expected outcome of the proposed ETC Merger;

•	Statements regarding the proposed ETC Merger;

•	Our beliefs relating to value creation as a result of the proposed ETC Merger;

•	Benefits and synergies of the proposed ETC Merger;

•	Future opportunities for the combined company;

•	Other statements regarding Williams’ and Energy Transfer’s future beliefs, expectations, plans, intentions, financial condition or performance;

•	Expected levels of cash distributions by Williams Partners L.P. (WPZ) with respect to general partner interests, incentive distribution rights and limited partner interests;

•	Levels of dividends to Williams stockholders;

•	Future credit ratings of Williams and WPZ;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply, and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Satisfaction of the conditions to the completion of the proposed ETC Merger, including receipt of the approval of Williams’ stockholders;

•
The timing and likelihood of completion of the proposed ETC Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could reduce anticipated benefits or cause the parties to abandon the proposed transaction;

•	The possibility that the expected synergies and value creation from the proposed ETC Merger will not be realized or will not be realized within the expected time period;

•	The risk that the businesses of Williams and Energy Transfer will not be integrated successfully;

•	Disruption from the proposed ETC Merger making it more difficult to maintain business and operational relationships;

•	The risk that unexpected costs will be incurred in connection with the proposed ETC Merger;

•	The possibility that the proposed ETC Merger does not close, including due to the failure to satisfy the closing conditions;

•	Whether WPZ will produce sufficient cash flows to provide the level of cash distributions we expect;

•	Whether Williams is able to pay current and expected levels of dividends;

•	Availability of supplies, market demand and volatility of prices;

•
Inflation, interest rates, fluctuation in foreign exchange rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and execute investment opportunities;

•	Our ability to acquire new businesses and assets and successfully integrate those operations and assets into our existing businesses as well as successfully expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation, and rate proceedings;

•	Williams’ costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers and counterparties;

•
Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally-recognized credit rating agencies and the availability and cost of capital;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions;

•	Additional risks described in our filings with the SEC.

Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to and do not intend to update the above list or announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 25, 2015 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2015, we account for as an equity-method investment, including principally the following:
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
UEOM: Utica East Ohio Midstream LLC

Government and Regulatory:
EPA: Environmental Protection Agency
FERC: Federal Energy Regulatory Commission
SEC: Securities and Exchange Commission
Other:
Energy Transfer: Energy Transfer Equity, L.P.
ETC: Energy Transfer Corp LP
Merger Agreement: Merger Agreement and Plan of Merger of Williams with Energy Transfer and certain of its affiliates
ETC Merger: Merger wherein Williams will be merged into ETC
CCR: Contingent consideration right
B/B Splitter: Butylene/Butane splitter
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

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,239	$1,127	$3,677	$2,771
Product sales	560	942	1,677	2,725
Total revenues	1,799	2,069	5,354	5,496
Costs and expenses:
Product costs	426	807	1,382	2,300
Operating and maintenance expenses	403	412	1,227	1,018
Depreciation and amortization expenses	432	369	1,287	797
Selling, general, and administrative expenses	177	171	547	457
Net insurance recoveries – Geismar Incident	—	—	(126)	(161)
Other (income) expense – net	5	3	62	47
Total costs and expenses	1,443	1,762	4,379	4,458
Operating income (loss)	356	307	975	1,038
Equity earnings (losses)	92	66	236	55
Gain on remeasurement of equity-method investment	—	2,522	—	2,522
Impairment of equity-method investments	(461)	—	(461)	—
Other investing income (loss) – net	18	11	27	43
Interest incurred	(280)	(262)	(831)	(623)
Interest capitalized	17	52	55	110
Other income (expense) – net	20	10	70	15
Income (loss) from continuing operations before income taxes	(238)	2,706	71	3,160
Provision (benefit) for income taxes	(65)	998	48	1,133
Income (loss) from continuing operations	(173)	1,708	23	2,027
Income (loss) from discontinued operations	—	—	—	4
Net income (loss)	(173)	1,708	23	2,031
Less: Net income (loss) attributable to noncontrolling interests	(133)	30	(121)	110
Net income (loss) attributable to The Williams Companies, Inc.	$(40)	$1,678	$144	$1,921
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$(40)	$1,678	$144	$1,917
Income (loss) from discontinued operations	—	—	—	4
Net income (loss)	$(40)	$1,678	$144	$1,921
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(.05)	$2.24	$.19	$2.70
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$(.05)	$2.24	$.19	$2.70
Weighted-average shares (thousands)	749,824	747,412	749,059	709,809
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(.05)	$2.22	$.19	$2.68
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$(.05)	$2.22	$.19	$2.68
Weighted-average shares (thousands)	749,824	752,064	752,621	714,119
Cash dividends declared per common share	$.6400	$.5600	$1.8100	$1.3875

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Net income (loss)	$(173)	$1,708	$23	$2,031
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes	6	—	6	—
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes	(4)	—	(4)	—
Foreign currency translation adjustments, net of taxes of $14 and $24 in 2015 and $13 and $5 in 2014, respectively	(74)	(51)	(159)	(58)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $1 and $2 in 2015 and $1 and $3 in 2014, respectively	—	(1)	(2)	(3)
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($5) and ($13) in 2015 and ($4) and ($11) in 2014, respectively	7	6	21	18
Other comprehensive income (loss)	(65)	(46)	(138)	(43)
Comprehensive income (loss)	(238)	1,662	(115)	1,988
Less: Comprehensive income (loss) attributable to noncontrolling interests	(157)	12	(175)	105
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$(81)	$1,650	$60	$1,883
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2015	December 31, 2014
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$125	$240
Accounts and notes receivable – net:
Trade and other	704	972
Income tax receivable	6	167
Deferred income tax asset	73	67
Inventories	156	231
Other current assets and deferred charges	200	213
Total current assets	1,264	1,890
Investments	8,198	8,400
Property, plant, and equipment, at cost	38,761	36,435
Accumulated depreciation and amortization	(9,285)	(8,354)
Property, plant and equipment – net	29,476	28,081
Goodwill	1,145	1,120
Other intangible assets – net of accumulated amortization	10,053	10,453
Regulatory assets, deferred charges, and other	683	619
Total assets	$50,819	$50,563
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$726	$865
Accrued liabilities	1,225	900
Commercial paper	1,530	798
Long-term debt due within one year	377	4
Total current liabilities	3,858	2,567
Long-term debt	21,805	20,888
Deferred income taxes	4,582	4,712
Other noncurrent liabilities	2,314	2,224
Contingent liabilities (Note 13)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 784 million shares issued at September 30, 2015 and 782 million shares issued at December 31, 2014)	784	782
Capital in excess of par value	14,833	14,925
Retained deficit	(6,764)	(5,548)
Accumulated other comprehensive income (loss)	(425)	(341)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	7,387	8,777
Noncontrolling interests in consolidated subsidiaries	10,873	11,395
Total equity	18,260	20,172
Total liabilities and equity	$50,819	$50,563
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2014	$782	$14,925	$(5,548)	$(341)	$(1,041)	$8,777	$11,395	$20,172
Net income (loss)	—	—	144	—	—	144	(121)	23
Other comprehensive income (loss)	—	—	—	(84)	—	(84)	(54)	(138)
Cash dividends – common stock	—	—	(1,356)	—	—	(1,356)	—	(1,356)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(704)	(704)
Stock-based compensation and related common stock issuances, net of tax	2	66	—	—	—	68	—	68
Changes in ownership of consolidated subsidiaries, net	—	(158)	—	—	—	(158)	252	94
Contributions from noncontrolling interests	—	—	—	—	—	—	85	85
Other	—	—	(4)	—	—	(4)	20	16
Net increase (decrease) in equity	2	(92)	(1,216)	(84)	—	(1,390)	(522)	(1,912)
Balance – September 30, 2015	$784	$14,833	$(6,764)	$(425)	$(1,041)	$7,387	$10,873	$18,260
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$23	$2,031
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,287	797
Provision (benefit) for deferred income taxes	41	1,042
Impairment of equity-method investments	461	—
Amortization of stock-based awards	65	36
Gain on remeasurement of equity-method investment	—	(2,522)
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	374	(106)
Inventories	76	(89)
Other current assets and deferred charges	(6)	(49)
Accounts payable	(137)	60
Accrued liabilities	(16)	(126)
Other, including changes in noncurrent assets and liabilities	(82)	30
Net cash provided (used) by operating activities	2,086	1,104
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	727	39
Proceeds from long-term debt	6,885	6,134
Payments of long-term debt	(5,563)	(864)
Proceeds from issuance of common stock	27	3,414
Proceeds from sale of limited partner units of consolidated partnership	—	55
Dividends paid	(1,356)	(986)
Dividends and distributions paid to noncontrolling interests	(704)	(509)
Contributions from noncontrolling interests	85	260
Payments for debt issuance costs	(33)	(40)
Special distribution from Gulfstream	396	—
Other – net	42	24
Net cash provided (used) by financing activities	506	7,527
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(2,425)	(2,943)
Net proceeds from dispositions	3	35
Purchases of businesses, net of cash acquired	(112)	(5,958)
Purchases of and contributions to equity-method investments	(529)	(345)
Distributions from unconsolidated affiliates in excess of cumulative earnings	251	165
Other – net	105	36
Net cash provided (used) by investing activities	(2,707)	(9,010)
Increase (decrease) in cash and cash equivalents	(115)	(379)
Cash and cash equivalents at beginning of year	240	681
Cash and cash equivalents at end of period	$125	$302
_________
(1) Increases to property, plant, and equipment	$(2,311)	$(2,902)
Changes in related accounts payable and accrued liabilities	(114)	(41)
Capital expenditures	$(2,425)	$(2,943)

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
Unless the context clearly indicates otherwise, references in this report to “Williams,” “we,” “our,” “us,” or like terms refer to The Williams Companies, Inc. and its subsidiaries. Unless the context clearly indicates otherwise, references to “Williams,” “we,” “our,” and “us” include the operations in which we own interests accounted for as equity-method investments that are not consolidated in our financial statements. When we refer to our equity investees by name, we are referring exclusively to their businesses and operations.
Energy Transfer Merger Agreement
On September 28, 2015, we entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that we will be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger), with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. ETC will be publicly traded on the New York Stock Exchange under the symbol “ETC.”
At the effective time of the ETC Merger, each issued and outstanding share of our common stock (except for certain shares such as those held by us or our subsidiaries and any held by ETC and its affiliates) will be canceled and automatically converted into the right to receive, at the election of each holder and subject to proration as set forth in the Merger Agreement:

•	1.8716 common shares representing limited partnership interests in ETC (ETC common shares) (Stock Consideration); or

•	$43.50 in cash (Cash Consideration); or

•	$8.00 in cash and 1.5274 ETC common shares (Mixed Consideration).
Elections to receive the Stock Consideration or the Cash Consideration will be subject to proration to ensure that the aggregate number of ETC common shares and the aggregate amount of cash paid in the ETC Merger will be the same as if all electing shares of our common stock received the Mixed Consideration. In addition, our stockholders will receive a special one-time dividend of $0.10 per share of Williams common stock, to be paid to holder of record immediately prior to the closing of the ETC Merger and contingent upon consummation of the ETC Merger.
In connection with the ETC Merger, Energy Transfer will subscribe for a number of ETC common shares at the transaction price, in exchange for the amount of cash needed by ETC to fund the cash portion of the merger consideration (the Parent Cash Deposit), and, as a result, based on the number of shares of Williams common stock outstanding as

Notes (Continued)

of the date thereof, will own approximately 19 percent of the outstanding ETC common shares immediately after the effective time of the ETC Merger.
Immediately following the completion of the ETC Merger and of the LE GP, LLC merger with and into Energy Transfer Equity GP, LLC, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to our stockholders in the ETC Merger plus the number of ETC common shares issued to Energy Transfer in consideration for the Parent Cash Deposit (such contribution, together with the ETC Merger and the other transactions contemplated by the Merger Agreement, the Transactions).
To address potential uncertainty as to how the newly listed ETC common shares, as a new security, will trade relative to Energy Transfer common units, each ETC common share issued in the ETC Merger, as well as the ETC common shares issued to Energy Transfer in connection with the Parent Cash Deposit, will have attached to it one contingent consideration right (CCR). The terms of the CCRs are fully described in the form of CCR Agreement attached to the Merger Agreement as Exhibit H to Exhibit 2.1 of our Current Report on Form 8-K dated September 29, 2015.
The receipt of the merger consideration is expected to be tax-free to our stockholders, except with respect to any cash consideration received.
Completion of the Transactions is subject to the satisfaction or waiver of a number of customary closing conditions as set forth in the Merger Agreement, including approval of the ETC Merger by our stockholders, receipt of required regulatory approvals in connection with the Transactions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and effectiveness of a registration statement on Form S-4 registering the ETC common shares (and attached CCRs) to be issued in connection with the Transactions.
Termination of WPZ Merger Agreement
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we would have acquired all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (WPZ Merger Agreement).
On September 28, 2015, prior to our entry into the Merger Agreement, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Merger Agreement. We are required to pay a $428 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and incentive distribution rights (IDRs). Such termination fee will settle through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The next distribution from WPZ in November 2015 will be reduced by $209 million related to this termination fee.
ACMP Merger
On February 2, 2015, we completed the merger of our consolidated master limited partnerships, Williams Partners L.P. (Pre-merger WPZ) and Access Midstream Partners, L.P. (ACMP) (ACMP Merger). The merged partnership is named Williams Partners L.P. Under the terms of the merger agreement, each ACMP unitholder received 1.06152 ACMP units for each ACMP unit owned immediately prior to the ACMP Merger. In conjunction with the ACMP Merger, each Pre-merger WPZ common unit held by the public was exchanged for 0.86672 ACMP common units. Each Pre-merger WPZ common unit held by us was exchanged for 0.80036 ACMP common units. Prior to the closing of the ACMP Merger, the Class D limited partner units of Pre-merger WPZ, all of which were held by us, were converted into WPZ common units on a one-for-one basis pursuant to the terms of the WPZ partnership agreement. Following the ACMP Merger, we own approximately 60 percent of the merged partnership, including the general partner interest and IDRs. In this report, we refer to the post-merger partnership as “WPZ” and the pre-merger entities as “Pre-merger WPZ” and “ACMP.”

Notes (Continued)

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, and primarily includes gas pipeline and midstream businesses.
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
WPZ’s midstream businesses primarily consist of (1) natural gas gathering, treating, and processing; (2) natural gas liquid (NGL) fractionation, storage, and transportation; (3) oil transportation; and (4) olefins production. The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Marcellus and Utica shale plays as well as the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas.
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC, a 58 percent equity-method investment in Caiman Energy II, LLC, a 60 percent equity-method investment in Discovery Producer Services LLC, a 50 percent equity-method investment in Overland Pass Pipeline, LLC, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in 11 gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
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
Basis of Presentation
Consolidated master limited partnership
As of September 30, 2015, we own approximately 60 percent of the interests in WPZ, including the interests of the general partner, which are wholly owned by us, and IDRs.

Notes (Continued)

The previously described ACMP Merger and other equity issuances by WPZ had the combined net impact of increasing Noncontrolling interests in consolidated subsidiaries by $252 million and decreasing Capital in excess of par value by $158 million and Deferred income taxes by $94 million in the Consolidated Balance Sheet.
WPZ is self-funding and maintains separate lines of bank credit and cash management accounts and also has a commercial paper program. (See Note 10 – Debt and Banking Arrangements.) Cash distributions from WPZ to us, including any associated with our IDRs, occur through the normal partnership distributions from WPZ to all partners.
Discontinued operations
Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
Accounting standards issued but not yet adopted
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). ASU 2015-16 requires an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the new standard will have a significant impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (ASU 2015-15). In ASU 2015-15 the FASB stated that the guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, and entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The new standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation, concurrent with ASU 2015-03. We do not expect the new standard will have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard on our consolidated financial statements and our timing for adoption.
In May 2015, the FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2015-07). ASU 2015-07 removes from the fair value hierarchy investments measured using the net asset value per share (or its equivalent) practical expedient. The standard primarily impacts certain investments included in our employee benefit plans. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation. Early adoption is permitted. We are evaluating the impact of the new standard on our consolidated financial statements and our timing for adoption.
In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring

Notes (Continued)

such costs be presented as a deduction from the corresponding debt liability. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation. Adoption of this standard would result in the presentation of $125 million and $108 million of debt issuance costs as of September 30, 2015 and December 31, 2014, respectively, as a direct reduction from debt in our consolidated balance sheet. The standard will have no impact on our consolidated statements of income and cash flows.
In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis” (ASU 2015-02). ASU 2015-02 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, with either retrospective or modified retrospective presentation allowed. We are evaluating the impact of the new standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
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

Notes (Continued)

Eagle Ford Gathering System
In May 2015, WPZ acquired a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale for $112 million. The acquisition was accounted for as a business combination, and the preliminary allocation of the acquisition-date fair value of the major classes of assets acquired includes $80 million of Property, plant, and equipment, at cost and $32 million of Other intangible assets – net of accumulated amortization in the Consolidated Balance Sheet. Changes to the preliminary allocation disclosed in the second quarter of 2015 reflect an increase of $20 million in Property, plant, and equipment, at cost, and a decrease of $20 million in Other intangible assets – net of accumulated amortization.

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
Note 3 – Variable Interest Entities
As of September 30, 2015, we consolidate the following variable interest entities (VIEs):
Gulfstar One
WPZ owns a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar One’s economic performance. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the first half of 2016. The current estimate of the total remaining construction cost for the expansion project is approximately $145 million, which is expected to be funded with revenues received from customers and capital contributions from WPZ and the other equity partner on a proportional basis.
Constitution
WPZ owns a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Constitution’s economic performance. WPZ, as construction manager for Constitution, is building a pipeline connecting its gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. WPZ plans to place the project in service in the fourth quarter of 2016 and estimates the total remaining construction cost of the project to be approximately $598 million, which is expected to be funded with capital contributions from WPZ and the other equity partners on a proportional basis.
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
The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs.

	September 30, 2015	December 31, 2014	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$81	$113	Cash and cash equivalents
Accounts receivable	53	52	Accounts and notes receivable – net, Trade and other
Other current assets	2	3	Other current assets and deferred charges
Property, plant and equipment – net	2,937	2,794	Property, plant and equipment – net
Goodwill	107	103	Goodwill
Other intangible assets – net	1,448	1,493	Other intangible assets – net of accumulated amortization
Other noncurrent assets	—	14	Regulatory assets, deferred charges, and other
Accounts payable	(39)	(48)	Accounts payable
Accrued liabilities	(11)	(36)	Accrued liabilities
Current deferred revenue	(62)	(45)	Accrued liabilities
Noncurrent deferred income taxes	—	(13)	Deferred income taxes
Asset retirement obligation	(92)	(94)	Other noncurrent liabilities
Noncurrent deferred revenue associated with customer advance payments	(342)	(395)	Other noncurrent liabilities
Note 4 – Investing Activities
Investing Income

During the third quarter of 2015, we recognized other-than-temporary pre-tax impairment charges of $458 million and $3 million related to WPZ’s equity-method investments in the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, respectively (see Note 12 – Fair Value Measurements and Guarantees.) We also recognized a loss of $16 million within Equity earnings (losses) in the Consolidated Statement of Operations associated with our share of underlying property impairments at certain of the Appalachia Midstream Investments. These items are reported within the Williams Partners segment.
Gain on remeasurement of equity-method investment
Gain on remeasurement of equity-method investment of $2.522 billion for the three and nine months ended September 30, 2014, is a result of remeasuring our equity-method investment in ACMP to a preliminary acquisition-date fair value of $4.6 billion when we obtained control and consolidated ACMP following the ACMP Acquisition.

Notes (Continued)

Equity earnings (losses)
Equity earnings (losses) for the three and nine months ended September 30, 2014, include $19 million of equity losses associated with our share of certain compensation-related costs at ACMP that were triggered by the ACMP Acquisition.
Equity earnings (losses) for the nine months ended September 30, 2014, include $70 million of losses reported within Williams NGL & Petchem Services related to the write-off of previously capitalized project development costs by Bluegrass Pipeline, Moss Lake Fractionation LLC, and Moss Lake LPG Terminal LLC after our management decided to discontinue further funding of the projects. These entities were dissolved in the fourth quarter of 2014.
Interest income and other
The three and nine months ended September 30, 2015, include $18 million and $27 million, respectively, and the three and nine months ended September 30, 2014, include $14 million and $41 million, respectively, of interest income associated with a receivable related to the sale of certain former Venezuela assets reflected in Other investing income (loss) – net in the Consolidated Statement of Operations. Due to changes in circumstances that led to late payments and increased uncertainty regarding the recovery of the receivable, we began accounting for the receivable under a cost recovery model in first quarter 2015. Subsequently, we received payments greater than the remaining carrying amount of the receivable, which resulted in the recognition of interest income.
Investments
Accrued liabilities in the Consolidated Balance Sheet reflects a special distribution WPZ received on September 24, 2015, of $396 million from Gulfstream related to WPZ’s proportional share of proceeds from new debt issued by Gulfstream. The new debt was issued to refinance Gulfstream’s current debt maturities and WPZ will contribute its proportional share of amounts necessary to fund those current debt maturities when due.
Note 5 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Williams Partners
Amortization of regulatory assets associated with asset retirement obligations	$8	$8	$25	$25
Impairment of certain assets (See Note 12)	2	—	29	17
Net gain related to partial acreage dedication release	—	(12)	—	(12)
Geismar Incident
On June 13, 2013, an explosion and fire occurred at Williams Partners’ Geismar olefins plant. The incident rendered the facility temporarily inoperable (Geismar Incident).
We received $126 million and $175 million of insurance recoveries related to the Geismar Incident during the nine months ended September 30, 2015 and 2014, respectively. The nine months ended September 30, 2014, also includes $14 million of related covered insurable expenses incurred in excess of our retentions (deductibles). These amounts are reported within Williams Partners and reflected as a net gain in Net insurance recoveries – Geismar Incident in the Consolidated Statement of Operations.

Notes (Continued)

Since June 2013, we have settled claims associated with $480 million of available property damage and business interruption coverage for a total of $422 million.
ACMP Acquisition & Merger
Certain ACMP Acquisition and ACMP Merger costs included in Selling, general, and administrative expenses, Operating and maintenance expenses, and Interest incurred are as follows:

•
Selling, general, and administrative expenses includes $26 million for the nine months ended September 30, 2015, and $17 million and $19 million for the three and nine months ended September 30, 2014, respectively, primarily related to professional advisory fees associated with the ACMP Acquisition and ACMP Merger, reported within the Williams Partners segment.

•
Selling, general, and administrative expenses for the three and nine months ended September 30, 2015, also includes $1 million and $9 million, respectively, of related employee transition costs reported within the Williams Partners segment, in addition to $7 million and $20 million, respectively, of general corporate expenses associated with integration and re-alignment of resources. Selling, general, and administrative expenses for the three and nine months ended September 30, 2014, also includes $4 million of related employee transition costs reported within the Williams Partners segment, in addition to $3 million of general corporate expenses associated with integration and re-alignment of resources.

•
Operating and maintenance expenses includes $10 million for the nine months ended September 30, 2015, and $3 million for the three and nine months ended September 30, 2014, of transition costs reported within the Williams Partners segment.

•	Interest incurred includes $2 million for the nine months ended September 30, 2015, and $9 million for the nine months ended September 30, 2014, of transaction-related financing costs.
Additional Items
Selling, general, and administrative expenses includes $18 million and $25 million for the three and nine months ended September 30, 2015, respectively, of costs associated with our evaluation of strategic alternatives.
The nine months ended September 30, 2014, includes $19 million of project development costs related to the Bluegrass Pipeline Company LLC (Bluegrass Pipeline) reported within Williams NGL & Petchem Services and reflected in Selling, general, and administrative expenses in the Consolidated Statement of Operations.
The three and nine months ended September 30, 2015, include $21 million and $57 million, respectively, and the three and nine months ended September 30, 2014, include $10 million and $20 million, respectively, of allowance for equity funds used during construction (AFUDC) reported within Williams Partners in Other income (expense) – net below Operating income (loss). AFUDC increased during 2015 due to the increase in spending on various Transco expansion projects and Constitution.
Other income (expense) – net below Operating income (loss) includes a $14 million gain for the nine months ended September 30, 2015, resulting from the early retirement of certain debt.

Notes (Continued)

Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Current:
Federal	$—	$(15)	$—	$98
State	—	(2)	1	2
Foreign	2	2	6	7
	2	(15)	7	107
Deferred:
Federal	(60)	911	38	910
State	(6)	98	(4)	103
Foreign	(1)	4	7	13
	(67)	1,013	41	1,026

Total provision (benefit)	$(65)	$998	$48	$1,133
The effective income tax rate for the total benefit for the three months ended September 30, 2015, is less than the federal statutory rate primarily due to the impact of nontaxable noncontrolling interests, partially offset by the effect of state income taxes and taxes on foreign operations.
The effective income tax rate for the total provision for the nine months ended September 30, 2015, is greater than the federal statutory rate primarily due to a $14 million tax provision associated with an adjustment to the prior year taxable foreign income and taxes on foreign operations, partially offset by the impact of nontaxable noncontrolling interests and the effect of state income taxes.
The effective income tax rate for the total provision for the three months ended September 30, 2014, is greater than the federal statutory rate primarily due to the effect of state income taxes, partially offset by taxes on foreign operations and the impact of nontaxable noncontrolling interests.
The effective income tax rate for the total provision for the nine months ended September 30, 2014, is greater than the federal statutory rate primarily due to the effect of state income taxes and taxes on foreign operations, partially offset by a tax benefit related to the contribution of certain Canadian operations to WPZ in the first quarter of 2014 and the impact of nontaxable noncontrolling interests.
The federal and state income tax provisions for the three and nine months ended September 30, 2014 include the tax effect of a $2.5 billion gain associated with remeasuring our equity-method investment to fair value as a result of the ACMP Acquisition. (See Note 4 – Investing Activities.)
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

Notes (Continued)

Note 7 – Earnings (Loss) Per Common Share from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(40)	$1,678	$144	$1,917
Basic weighted-average shares	749,824	747,412	749,059	709,809
Effect of dilutive securities:
Nonvested restricted stock units	—	2,424	1,900	2,205
Stock options	—	2,210	1,662	2,087
Convertible debentures	—	18	—	18
Diluted weighted-average shares (1)	749,824	752,064	752,621	714,119
Earnings (loss) per common share from continuing operations:
Basic	$(.05)	$2.24	$.19	$2.70
Diluted	$(.05)	$2.22	$.19	$2.68

(1)
For the three months ended September 30, 2015, 1.7 million weighted-average nonvested restricted stock units and 1.5 million weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to The Williams Companies, Inc.

Note 8 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Components of net periodic benefit cost:
Service cost	$15	$10	$44	$30
Interest cost	14	15	43	46
Expected return on plan assets	(19)	(19)	(56)	(57)
Amortization of net actuarial loss	11	10	32	29
Net actuarial loss from settlements	1	—	1	—
Net periodic benefit cost	$22	$16	$64	$48

Notes (Continued)

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$1	$1
Interest cost	3	2	7	7
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service credit	(4)	(5)	(12)	(15)
Amortization of net actuarial loss	—	—	1	—
Reclassification to regulatory liability	1	1	3	3
Net periodic benefit cost (credit)	$(3)	$(5)	$(9)	$(13)
Amortization of prior service credit and net actuarial loss included in net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to regulatory assets/liabilities instead of other comprehensive income (loss). The amounts of amortization of prior service credit recognized in regulatory liabilities were $3 million for the three months ended September 30, 2015 and 2014, respectively, and $8 million and $9 million for the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015, we contributed $63 million to our pension plans and $5 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $2 million to our pension plans and approximately $1 million to our other postretirement benefit plans in the remainder of 2015.
Note 9 – Inventories

	September 30, 2015	December 31, 2014
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$84	$150
Materials, supplies, and other	72	81
	$156	$231

Note 10 – Debt and Banking Arrangements
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

Notes (Continued)

Commercial Paper Program
As of September 30, 2015, WPZ had $1.53 billion of Commercial paper outstanding under its $3 billion commercial paper program with a weighted average interest rate of 0.56 percent.
Credit Facilities
On August 26, 2015, WPZ entered into a Credit Agreement providing for a $1.0 billion short-term credit facility with a maturity date of August 24, 2016.
The agreement governing this credit facility contains the following terms and conditions:

•	This facility becomes available when the aggregate amount of outstanding loans under WPZ’s long-term credit facility plus outstanding commercial paper borrowings reach a total of $3.5 billion.

•
Various covenants that limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets in certain circumstances, enter into certain affiliate transactions, make certain distributions during an event of default, enter into certain restrictive agreements and allow any material change in the nature of its business.

•
If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments and accelerate the maturity of the loans and exercise other rights and remedies.

•
Each time funds are borrowed under the credit facility, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to an alternate base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. The borrower is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined by reference to a pricing schedule based on the borrower’s senior unsecured long-term debt ratings.

The significant financial covenant requires the ratio of debt to EBITDA, each as defined in the credit agreement, as of the last day of any fiscal quarter for which financial statements have been delivered to be no greater than 6.0 to 1.0. WPZ is in compliance with this financial covenant at September 30, 2015.
On February 3, 2015, WPZ entered into a $1.5 billion short-term credit facility. In accordance with its terms, this facility terminated on March 3, 2015, upon the completion of the previously described debt offering. WPZ did not borrow under this credit facility.

Notes (Continued)

On February 2, 2015, we entered into a Credit Agreement with aggregate commitments remaining at $1.5 billion, and the credit facilities for Pre-merger WPZ and ACMP were terminated in connection with the ACMP Merger. WPZ also entered into a $3.5 billion credit facility.

	September 30, 2015
	Stated Capacity	Outstanding
	(Millions)
WMB
Loans	$1,500	$375
Swingline loans sublimit	50	—
Letters of credit sublimit	675	—
Letters of credit under certain bilateral bank agreements		14
WPZ
Long-term credit facility:
Loans (1)	3,500	500
Swingline loans sublimit	150	—
Letters of credit sublimit	1,125	—
Letters of credit under certain bilateral bank agreements		3
Short-term credit facility	1,000	—

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program.

Note 11 – Stockholders’ Equity
The following table presents the changes in Accumulated other comprehensive income (loss) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2014	$(1)	$31	$(371)	$(341)
Other comprehensive income (loss) before reclassifications	3	(103)	—	(100)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	19	16
Other comprehensive income (loss)	—	(103)	19	(84)
Balance at September 30, 2015	$(1)	$(72)	$(352)	$(425)

Notes (Continued)

Reclassifications out of Accumulated other comprehensive income (loss) are presented in the following table by component for the nine months ended September 30, 2015:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$(3)	Product sales
Total cash flow hedges	(3)

Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	(4)	Note 8 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	34	Note 8 – Employee Benefit Plans
Total pension and other postretirement benefits, before income taxes	30

Reclassifications before income tax	27
Income tax benefit	(11)	Provision (benefit) for income taxes
Reclassifications during the period	$16

Notes (Continued)

Note 12 – Fair Value Measurements and Guarantees
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2015:
Measured on a recurring basis:
ARO Trust investments	$63	$63	$63	$—	$—
Energy derivatives assets designated as hedging instruments	4	4	—	4	—
Energy derivatives assets not designated as hedging instruments	3	3	—	1	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	8	12	6	2	4
Long-term debt, including current portion (1)	(22,180)	(20,010)	—	(20,010)	—
Guarantee	(30)	(17)	—	(17)	—

Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$48	$48	$48	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	1	—	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	30	57	—	4	53
Long-term debt, including current portion (1)	(20,887)	(21,131)	—	(21,131)	—
Guarantee	(31)	(27)	—	(27)	—
___________________________________
(1) Excludes capital leases.
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2015 or 2014.
Additional fair value disclosures
Notes receivable and other:  Notes receivable and other consists of various notes, including a receivable related to the sale of certain former Venezuela assets. The disclosed fair value of this receivable is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $4 million at September 30, 2015. We began accounting for the receivable under a cost recovery model in first-quarter 2015. Subsequently, we received a payment greater than the carrying amount of the receivable and as a result, the carrying value of this receivable is zero at September 30, 2015. See Note 4 – Investing Activities for interest income associated with this receivable. The current and noncurrent portions of our receivables are reported in Accounts and notes receivable – net, Other current assets and deferred charges, and Regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.
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
Assets measured at fair value on a nonrecurring basis
We recorded impairment charges for the nine months ended September 30, 2015, of $20 million for our Williams Partners segment associated with certain surplus equipment reported in Property, plant, and equipment, at cost in the Consolidated Balance Sheet. The estimated fair value of this equipment at the assessment date was $17 million. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market. These impairment charges are recorded in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Operations. These nonrecurring fair value measurements fall within Level 3 of the fair value hierarchy. Certain of these assets were previously presented as held for sale, but are now reported as held for use.
During the third quarter of 2015, we recognized other-than-temporary pre-tax impairment charges of $458 million and $3 million related to WPZ’s equity-method investments in the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, respectively, reflected within Impairment of equity-method investments in the Consolidated Statement of Operations. The historical carrying value of these investments was initially recorded based

Notes (Continued)

on estimated fair value during the third quarter of 2014 in conjunction with the ACMP Acquisition. For these Level 3 measurements, we estimated the fair value of these investments as of September 30, 2015, using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized were 11.8 percent and 8.8 percent for the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, respectively, and reflected recent increases in our cost of capital driven by market conditions and risks associated with the underlying businesses. The fair values of the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments measured as of September 30, 2015, were estimated to be approximately $1.02 billion and $185 million, respectively.
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
Regarding our previously described guarantee of WilTel’s lease performance, the maximum potential exposure is approximately $33 million at September 30, 2015. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.
Note 13 – Contingent Liabilities
Reporting of Natural Gas-Related Information to Trade Publications
Direct and indirect purchasers of natural gas in various states filed class actions against us, our former affiliate WPX and its subsidiaries, and others alleging the manipulation of published gas price indices and seeking unspecified amounts of damages. Such actions were transferred to the Nevada federal district court for consolidation of discovery and pre-trial issues. We have agreed to indemnify WPX and its subsidiaries related to this matter.
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
On October 21, 2013, the EPA issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through June 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee training, and other matters. On June 16, 2014, we received a request for information related to the Geismar Incident from the EPA under Section 114 of the Clean Air Act to which we responded on August 13, 2014. The EPA could issue penalties pertaining to final determinations.
Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. To date, we have settled certain of the personal injury claims for an aggregate immaterial amount that we have recovered from our insurers. The trial for certain plaintiffs claiming personal injury, that was set to begin on June 15, 2015 in Iberville Parish, Louisiana, has been postponed to September 6, 2016. We

Notes (Continued)

believe it is probable that additional losses will be incurred on some lawsuits, while for others we believe it is only reasonably possible that losses will be incurred. However, due to ongoing litigation involving defenses to liability, the number of individual plaintiffs, limited information as to the nature and extent of all plaintiffs’ damages, and the ultimate outcome of all appeals, we are unable to reliably estimate any such losses at this time. We believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy, which has an aggregate annual limit of $610 million and retention (deductible) of $2 million per occurrence.
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
Shareholder Litigation
In July 2015, a purported stockholder of us filed a putative class and derivative action on behalf of us in the Court of Chancery of the State of Delaware. The action names as defendants certain members of our Board of Directors (Individual Defendants), as well as WPZ, and names us as a nominal defendant.  Among other things, the action seeks to enjoin the Acquisition of WPZ Public Units and seeks monetary damages, including the repayment of the termination fee that became payable by us due to the termination of the merger agreement for the Acquisition of WPZ Public Units (see Note 1 - General, Description of Business, and Basis of Presentation).  The action alleges, among other things, that the Individual Defendants breached their fiduciary duties owed to us and our stockholders by failing to adequately evaluate an unsolicited proposal to acquire us in an all-equity transaction and by putting their personal interests ahead of the interests of us and our stockholders in connection with that unsolicited proposal. The action further alleges that WPZ aided and abetted the alleged breaches.  We cannot reasonably estimate a range of potential loss at this time.

Notes (Continued)

Purported stockholders of us have filed various putative class actions in the Court of Chancery of the State of Delaware. Some cases name as defendants all of the individual members of our Board of Directors, Energy Transfer, and us, among others. One other case only names as defendants all of the individual members of our Board of Directors and Energy Transfer, among others. The actions allege, among other things, that the Directors breached their fiduciary duties by approving the merger into the Energy Transfer family of companies, claiming it to be the product of a flawed process that undervalues us and deprives the stockholders of the ability to participate in our long-term prospects. The actions further allege that we and/or Energy Transfer aided and abetted the Directors in their alleged breaches of fiduciary duties. The actions seek to enjoin the merger or, in the alternative, to rescind the merger. We cannot reasonably estimate a range of potential loss at this time.
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
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2015, we have accrued liabilities totaling $41 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for one hour nitrogen dioxide emission limits, and new air quality standards impacting storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its new rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a new standard of 70 parts per billion. We are monitoring the rule’s implementation and evaluating potential impacts to our operations. For these and other new regulations, we are unable to estimate the costs of asset additions or modifications necessary to comply due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2015, we have accrued liabilities of $8 million for these costs. We expect that these costs will be recoverable through rates.

Notes (Continued)

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2015, we have accrued liabilities totaling $7 million for these costs.
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
At September 30, 2015, we have accrued environmental liabilities of $26 million related to these matters.
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
At September 30, 2015, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Note 14 – Segment Disclosures
Our reportable segments are Williams Partners and Williams NGL & Petchem Services. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, and Basis of Presentation.)

Notes (Continued)

Performance Measurement
Prior to first quarter of 2015, we evaluated segment operating performance based on Segment profit (loss) from operations. Beginning in the first quarter of 2015, we evaluate segment operating performance based upon Modified EBITDA (earnings before interest, taxes, depreciation, and amortization). This measure represents the basis of our internal financial reporting and is the primary performance measure used by our chief operating decision maker in measuring performance and allocating resources among our reportable segments. Prior period segment disclosures have been recast to reflect this change.
We define Modified EBITDA as follows:
•Net income (loss) before:
◦Income (loss) from discontinued operations;
◦Provision (benefit) for income taxes;
◦Interest incurred, net of interest capitalized;
◦Equity earnings (losses);
◦Gain on remeasurement of equity-method investment;
◦Impairment of equity-method investments;
◦Other investing income (loss) – net;
◦Depreciation and amortization expenses;
◦Accretion expense associated with asset retirement obligations for nonregulated operations.

•
This measure is further adjusted to include our proportionate share (based on ownership interest) of Modified EBITDA from our equity-method investments calculated consistently with the definition described above.

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Operations and Total assets by reportable segment.

	Williams Partners	Williams NGL & Petchem Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2015
Segment revenues:
Service revenues
External	$1,232	$1	$6	$—	$1,239
Internal	—	—	64	(64)	—
Total service revenues	1,232	1	70	(64)	1,239
Product sales
External	560	—	—	—	560
Internal	—	—	—	—	—
Total product sales	560	—	—	—	560
Total revenues	$1,792	$1	$70	$(64)	$1,799

Three Months Ended September 30, 2014
Segment revenues:
Service revenues
External	$1,065	$—	$62	$—	$1,127
Internal	1	—	7	(8)	—
Total service revenues	1,066	—	69	(8)	1,127
Product sales
External	942	—	—	—	942
Internal	—	—	—	—	—
Total product sales	942	—	—	—	942
Total revenues	$2,008	$—	$69	$(8)	$2,069

Notes (Continued)

	Williams Partners	Williams NGL & Petchem Services (1)	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2015
Segment revenues:
Service revenues
External	$3,655	$2	$20	$—	$3,677
Internal	—	—	123	(123)	—
Total service revenues	3,655	2	143	(123)	3,677
Product sales
External	1,677	—	—	—	1,677
Internal	1	—	—	(1)	—
Total product sales	1,678	—	—	(1)	1,677
Total revenues	$5,333	$2	$143	$(124)	$5,354

Nine Months Ended September 30, 2014
Segment revenues:
Service revenues
External	$2,591	$—	$180	$—	$2,771
Internal	1	—	14	(15)	—
Total service revenues	2,592	—	194	(15)	2,771
Product sales
External	2,725	—	—	—	2,725
Internal	—	—	—	—	—
Total product sales	2,725	—	—	—	2,725
Total revenues	$5,317	$—	$194	$(15)	$5,496

September 30, 2015
Total assets	$49,639	$802	$999	$(621)	$50,819
December 31, 2014
Total assets	$49,322	$612	$1,220	$(591)	$50,563
_______________

(1)	Includes certain projects under development and thus nominal reported revenues to date.

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Modified EBITDA by Segment:
Williams Partners	$1,021	$843	$2,891	$2,147
Williams NGL & Petchem Services	(5)	(4)	(13)	(112)
Other	(17)	(17)	(21)	101
	999	822	2,857	2,136
Accretion expense associated with asset retirement obligations for nonregulated operations	(6)	(4)	(21)	(13)
Depreciation and amortization expenses	(432)	(369)	(1,287)	(797)
Equity earnings (losses)	92	66	236	55
Gain on remeasurement of equity-method investment	—	2,522	—	2,522
Impairment of equity-method investments	(461)	—	(461)	—
Other investing income (loss) – net	18	11	27	43
Proportional Modified EBITDA of equity-method investments	(185)	(132)	(504)	(273)
Interest expense	(263)	(210)	(776)	(513)
(Provision) benefit for income taxes	65	(998)	(48)	(1,133)
Income (loss) from discontinued operations, net of tax	—	—	—	4
Net income (loss)	$(173)	$1,708	$23	$2,031

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing, and transportation; deepwater production handling and crude oil transportation services; an olefin production business, and is comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of September 30, 2015, we own approximately 60 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and IDRs.
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
Williams Partners' midstream businesses primarily consist of (1) natural gas gathering, treating, and processing; (2) natural gas liquid (NGL) fractionation, storage and transportation; (3) oil transportation; and (4) olefins production. The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Marcellus and Utica shale plays as well as the Eagle Ford, Haynesville, Barnett, Mid-Continent, and Niobrara areas.
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in UEOM, a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC, a 58 percent equity-method investment in Caiman Energy II, LLC, a 60 percent equity-method investment in Discovery Producer Services LLC, a 50 percent equity-method investment in Overland Pass Pipeline, LLC, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in 11 gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
The midstream businesses also include our Canadian midstream operations, which are comprised of an oil sands offgas processing plant near Fort McMurray, Alberta, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta, and the Boreal Pipeline.
Williams Partners’ ongoing strategy is to safely and reliably operate large-scale, interstate natural gas transmission and midstream infrastructures where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers and investing in growing markets, including the deepwater Gulf of Mexico, the Marcellus Shale, the Gulf Coast Region, the Canadian oil sands, and areas of increasing natural gas demand.

Management’s Discussion and Analysis (Continued)

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
Dividends
In September 2015, we paid a regular quarterly dividend of $0.64 per share, which was 14 percent higher than the same period last year.
Overview of Nine Months Ended September 30, 2015
Net income (loss) attributable to The Williams Companies, Inc., for the nine months ended September 30, 2015, decreased $1,777 million compared to the nine months ended September 30, 2014, primarily due to the absence of a $2.5 billion gain recognized in 2014 as a result of remeasuring our previous equity-method investment in ACMP to fair value, impairment charges associated with certain equity-method investments (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements), declines in NGL margins driven by 67 percent lower prices, higher depreciation expense caused by significant projects that have gone into service in 2014 and 2015, as well as increased interest expense associated with new debt issuances. These decreases were partially offset by new fee revenue associated with certain growth projects that were placed in service in 2014 and 2015 and the absence of equity losses in 2014 associated with the discontinuance of the Bluegrass Pipeline project. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth. However, an overall decline in energy commodity prices over the past year has adversely impacted the midstream industry, including us.
Energy Transfer Merger Agreement
On September 28, 2015, we entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that we will be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger), with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. ETC will be publicly traded on the New York Stock Exchange under the symbol “ETC.”
At the effective time of the ETC Merger, each issued and outstanding share of our common stock (except for certain shares such as those held by us or our subsidiaries and any held by ETC and its affiliates) will be canceled and automatically converted into the right to receive stock, cash, or a combination thereof as previously described in Note 1 of Notes to Consolidated Financial Statements.
In connection with the ETC Merger, Energy Transfer will subscribe for a number of ETC common shares at the transaction price, in exchange for the amount of cash needed by ETC to fund the cash portion of the merger consideration (the Parent Cash Deposit), and, as a result, based on the number of shares of Williams common stock outstanding as

Management’s Discussion and Analysis (Continued)

of the date thereof, will own approximately 19 percent of the outstanding ETC common shares immediately after the effective time of the ETC Merger.
Immediately following the completion of the ETC Merger and of the LE GP, LLC merger with and into Energy Transfer Equity GP, LLC, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to our stockholders in the ETC Merger plus the number of ETC common shares issued to Energy Transfer in consideration for the Parent Cash Deposit (such contribution, together with the ETC Merger and the other transactions contemplated by the Merger Agreement, the Transactions).
To address potential uncertainty as to how the newly listed ETC common shares, as a new security, will trade relative to Energy Transfer common units, each ETC common share issued in the ETC Merger, as well as the ETC common shares issued to Energy Transfer in connection with the Parent Cash Deposit, will have attached to it one contingent consideration right (CCR). The terms of the CCRs are fully described in the form of CCR Agreement attached to the Merger Agreement as Exhibit H to Exhibit 2.1 of our Current Report on Form 8-K dated September 29, 2015.
We expect the transaction to close in the first half of 2016. Completion of the Transactions is subject to the satisfaction or waiver of a number of customary closing conditions as set forth in the Merger Agreement, including approval of the ETC Merger by our stockholders, receipt of required regulatory approvals in connection with the Transactions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and effectiveness of a registration statement on Form S-4 registering the ETC common shares (and attached CCRs) to be issued in connection with the Transactions.
Termination of WPZ Merger Agreement
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we would have acquired all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (WPZ Merger Agreement).
On September 28, 2015, prior to our entry into the Merger Agreement, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Merger Agreement. We are required to pay a $428 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and incentive distribution rights (IDRs). Such termination fee will settle through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The next distribution from WPZ in November 2015 will be reduced by $209 million related to this termination fee.
Williams Partners
ACMP Merger
On February 2, 2015, we completed a merger of our consolidated master limited partnerships, Pre-merger WPZ and ACMP (ACMP Merger). The merged partnership was renamed Williams Partners L.P.
Under the terms of the ACMP merger agreement, each ACMP unitholder received 1.06152 ACMP units for each ACMP unit owned immediately prior to the ACMP Merger. In conjunction with the ACMP Merger, each Pre-merger WPZ common unit held by the public was exchanged for 0.86672 ACMP common units.   Each WPZ common unit held by us was exchanged for 0.80036 ACMP common units.  Prior to the closing of the ACMP Merger, the Class D limited partner units of Pre-merger WPZ, all of which were held by us, were converted into WPZ common units on a one-for-one basis pursuant to the terms of the Pre-merger WPZ partnership agreement.  Following the ACMP Merger, we own an approximate 60 percent of the merged partnership, including the general partner interest and incentive distribution rights.
Geismar Incident and plant expansion
Following the Geismar Incident in 2013, the Geismar plant ramped up in the second quarter of 2015 and reached full capacity in the third quarter of 2015.

Management’s Discussion and Analysis (Continued)

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
Utica and Haynesville gas gathering agreements
In September 2015, Williams announced an expansion of gas gathering services for a certain major producer customer in dry gas production areas of the Utica Shale in eastern Ohio and a consolidation of contracts in the Haynesville Shale in northwestern Louisiana.
In the Utica, WPZ executed a long-term fee-based contract that extends the length of certain acreage dedication to 2035, increases the area of dedication from 140,000 acres to 190,000 net acres and converts the cost-of-service mechanism to a fixed-fee structure with minimum volume commitments (MVCs).
A new Haynesville contract consolidates the Springridge and Mansfield contracts into a single agreement with a fixed-fee structure and extends the contract term to 2035. The consolidated contract is supported by MVCs and a drilling commitment to turn 140 equivalent wells online before the end of 2017.
Virginia Southside
In September 2015, Transco’s Virginia Southside expansion from New Jersey to a power station in Virginia and delivery points in North Carolina was placed into service, which enabled us to begin providing 270 Mdth/d of additional firm transportation service.
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
Bucking Horse gas processing facility
The Bucking Horse gas processing plant (Bucking Horse) began operating in February 2015. Bucking Horse is located in Converse County, Wyoming, and adds 120 MMcf/d of processing capacity in the Powder River basin Niobrara Shale play. Processed volumes at Bucking Horse have continued to increase through the third quarter of 2015 as existing rich gas production was re-directed from other third-party processing facilities. Bucking Horse has led to higher gathering volumes in 2015 as previously curtailed production has increased due to the additional processing capability.
Eagle Ford gathering system
In May 2015, WPZ acquired a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility capable of handling up to 100 MMcf/d in the Eagle Ford shale for $112 million. The acquisition is contributing approximately 20 MMcf/d to the existing Eagle Ford throughput of approximately 400 MMcf/d.

Management’s Discussion and Analysis (Continued)

UEOM
In June 2015, WPZ acquired an approximate 13 percent equity interest in UEOM for approximately $357 million, increasing our ownership from 49 percent to approximately 62 percent.
Volatile commodity prices
NGL margins were approximately 61 percent lower in the first nine months of 2015 compared to the same period of 2014 driven primarily by 60 percent lower non-ethane prices partially offset by lower natural gas feedstock prices.
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

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

$ per gallon
1.20
1.00
0.80
0.60
0.40
0.20
0.00
Gallons (Millions)
900
800
700
600
500
400
300
200
100
0
Q4'12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin ($ per gallon)
Realized non-ethane margin ($ per gallon)
Realized NGL margin ($ per gallon)

The potential impact of commodity price changes on our business for the remainder of 2015 is further discussed in the following Company Outlook.

Management’s Discussion and Analysis (Continued)

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
Company Outlook
As previously discussed, we entered into a Merger Agreement with Energy Transfer and certain of its affiliates and expect the transaction to close in the first half of 2016. The following discussion reflects our operating plan for 2015 and 2016.
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

We expect the sharp decline in energy commodity prices beginning in fourth quarter 2014 and continuing through the present will have an adverse effect on our operating results and cash flows. Fee-based businesses are a significant component of our portfolio and have further increased as a result of the ACMP Acquisition and significant investments in fee-based projects. This serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, we anticipate producer activities will be impacted by lower energy commodity prices which may reduce the rate of growth of our gathering and processing volumes. Additionally, declines in NGL and olefins margins may also reduce our operating results and cash flows.

Our business plan for 2015 continues to reflect significant capital investment as well as dividend growth as compared to 2014. We continue to manage expenditures as appropriate without compromising safety and compliance. Our planned consolidated capital investments for 2015 are expected to be approximately $4.3 billion. We expect to continue significant capital investment in 2016.
Potential risks and obstacles that could impact the execution of our plan include:

•	General economic, financial markets, or industry downturn;

•	Lower than anticipated energy commodity prices and margins;

•	Decreased volumes from third parties served by our midstream business;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Lower than expected distributions, including IDRs, from WPZ. WPZ’s liquidity could also be impacted by a lack of adequate access to capital markets to fund its growth;

•	Higher cost of capital and/or limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Downgrade of our credit ratings and associated increase in cost of borrowings;

•	Counterparty credit and performance risk;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Reduced availability of insurance coverage.

We continue to address these risks through disciplined investment strategies, sufficient liquidity from cash and cash equivalents and available capacity under our credit facilities.
In 2015, we anticipate an overall improvement in operating results compared to 2014 due to increases in our fee-based businesses primarily as a result of the ACMP Acquisition and projects placed in service and an increase in our olefins volumes associated with the repair and expansion of the Geismar plant, partially offset by lower NGL margins and higher operating expenses associated with the growth of our business.

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

•
Olefins prices, including propylene, ethylene, and the overall ethylene crack spread, are expected to be lower than 2014 levels due to oversupply as well as lower prices of crude oil and correlated products.

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

•	In the Gulf Coast region, we expect higher production handling volumes in 2015, following the completion of Gulfstar FPS in the fourth quarter of 2014.

•	We anticipate higher natural gas transportation revenues at Transco compared to 2014, as a result of expansion projects placed into service in 2014 and 2015.

Management’s Discussion and Analysis (Continued)

•	In the northeast region, we anticipate growth in our natural gas gathering volumes compared to the prior year as our infrastructure grows to support producer activities in the region.

•	Volumes in the Haynesville area at our Access Midstream business are expected to be higher in 2015 as compared to 2014 primarily due to an increase in well connections in the area.

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
Oak Grove Expansion
We plan to expand our processing capacity at our Oak Grove facility by adding a second 200MMcf/d cryogenic natural gas processing plant, which, based on our customers’ needs, is expected to be placed into service in 2017.

Management’s Discussion and Analysis (Continued)

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

Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline. We also received a Notice of Complete Application from the New York Department of Environmental Conservation (NYDEC) in December 2014, but we continue to seek issuance of Clean Water Act Section 401 certification by the NYDEC. We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 124-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We plan to place the project into service in the fourth quarter of 2016, assuming timely receipt of all necessary regulatory approvals, with an expected capacity of 650 Mdth/d.

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

Gulf Trace
In December 2014, we filed an application with the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish,

Management’s Discussion and Analysis (Continued)

Louisiana. We plan to place the project into service during the first quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,200 Mdth/d.
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

Redwater Expansion
As part of a long-term agreement to provide gas processing services to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta, we are increasing the capacity of the Redwater facilities where NGL/olefins mixtures will be fractionated into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate. This capacity increase is expected to be placed into service during the first quarter of 2016.
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
Canadian NGL Infrastructure Expansion
As part of a long-term agreement to provide gas processing to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta, we are building a new liquids extraction plant and an interconnection with the Boreal Pipeline, owned by our Williams Partners segment. The interconnection will enable transportation of the

Management’s Discussion and Analysis (Continued)

NGL/olefins mixture on the Boreal pipeline from the new liquids extraction plant to the Redwater facilities, owned by our Williams Partners segment. We plan to place the new liquids extraction plant and interconnection with Boreal into service during the first quarter of 2016, and expect initial NGL/olefins recoveries of approximately 12 Mbbls/d. To mitigate ethane price risk associated with our processing services, we have a long-term agreement with a minimum price for ethane sales to a third-party customer.
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
Critical Accounting Estimates
Goodwill
The goodwill associated with the Access Midstream reporting unit at September 30, 2015 was $452 million, which was initially recorded during the third quarter of 2014 in conjunction with the ACMP Acquisition. As disclosed within the Critical Accounting Estimates discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 99.1 of our Current Report on Form 8-K dated May 6, 2015, we performed an impairment evaluation of the goodwill associated with the reporting units representing the central and northeast regions within the Access Midstream segment as of December 31, 2014. Following the merger of WPZ and Access Midstream in February of 2015, the reporting unit for purposes of evaluating goodwill for impairment is the Access Midstream segment of WPZ.

During the third quarter of 2015, we observed a decline in WPZ’s unit price and increases in equity yields within the midstream industry. This served to increase our estimates of discount rates. Accordingly, we performed an interim assessment of the goodwill associated with this reporting unit as of September 30, 2015.

We estimated the fair value of the reporting unit identified above based on an income approach utilizing discount rates specific to the underlying businesses of Access Midstream. The weighted-average discount rate utilized was 9.4 percent. Our forecasts of future cash flows considered current market conditions and our perspective on how each business operation would perform and develop in future years. For this reporting unit, we have experienced an increase in the discount rates utilized, offset by the benefit of increased future cash flows associated with growth of the businesses since their acquisition in 2014. We further corroborated our evaluation with a market capitalization analysis.

For the reporting unit evaluated, the estimated fair value exceeded its carrying amount and thus no impairment of goodwill was recognized. For purposes of this measurement, the book basis of the reporting unit was reduced by the associated deferred tax liabilities. The fair value exceeded the carrying value by approximately 20 percent.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.

We will complete our annual assessment of goodwill as of October 1 during the fourth quarter. This review will consider all goodwill, including $693 million of additional goodwill within Williams Partners.

Equity-method Investments
In performing the interim assessment of goodwill as previously discussed, we observed that the fair value estimates of certain equity-method investments were below their associated carrying amounts. As a result, we recognized other-

Management’s Discussion and Analysis (Continued)

than-temporary impairment charges of $458 million and $3 million related to our equity-method investments in the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, respectively. The historical carrying value of these investments was initially recorded based on estimated fair value during the third quarter of 2014 in conjunction with the ACMP Acquisition.

We attribute the declines in fair value primarily to the previously described increase in discount rates. For the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, discounts rates utilized were 11.8 percent and 8.8 percent, respectively. We estimate that an overall increase in the discount rates utilized of 50 basis points would have resulted in additional impairment charges of approximately $75 million.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements.

At September 30, 2015, our Consolidated Balance Sheet includes approximately $8.2 billion of investments that are accounted for under the equity-method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.

If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the consolidated financial statements as an impairment charge. Events or changes in circumstances that may be indicative of an other-than-temporary decline in value will vary by investment, but may include:

•	Lower than expected cash distributions from investees;

•	Significant asset impairments or operating losses recognized by investees;

•	Significant delays in or lack of producer development or significant declines in producer volumes in markets served by investees;

•	Significant delays in or failure to complete significant growth projects of investees.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change*	% Change*	2015	2014	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,239	$1,127	+112	+10%	$3,677	$2,771	+906	+33%
Product sales	560	942	-382	-41%	1,677	2,725	-1,048	-38%
Total revenues	1,799	2,069			5,354	5,496
Costs and expenses:
Product costs	426	807	+381	+47%	1,382	2,300	+918	+40%
Operating and maintenance expenses	403	412	+9	+2%	1,227	1,018	-209	-21%
Depreciation and amortization expenses	432	369	-63	-17%	1,287	797	-490	-61%
Selling, general, and administrative expenses	177	171	-6	-4%	547	457	-90	-20%
Net insurance recoveries – Geismar Incident	—	—	—	—%	(126)	(161)	-35	-22%
Other (income) expense – net	5	3	-2	-67%	62	47	-15	-32%
Total costs and expenses	1,443	1,762			4,379	4,458
Operating income (loss)	356	307			975	1,038
Equity earnings (losses)	92	66	+26	+39%	236	55	+181	NM
Gain on remeasurement of equity-method investment	—	2,522	-2,522	-100%	—	2,522	-2,522	-100%
Impairment of equity-method investments	(461)	—	-461	NM	(461)	—	-461	NM
Other investing income (loss) – net	18	11	+7	+64%	27	43	-16	-37%
Interest expense	(263)	(210)	-53	-25%	(776)	(513)	-263	-51%
Other income (expense) – net	20	10	+10	+100%	70	15	+55	NM
Income (loss) from continuing operations before income taxes	(238)	2,706			71	3,160
Provision (benefit) for income taxes	(65)	998	+1,063	NM	48	1,133	+1,085	+96%
Income (loss) from continuing operations	(173)	1,708			23	2,027
Income (loss) from discontinued operations	—	—	—	—%	—	4	-4	-100%
Net income (loss)	(173)	1,708			23	2,031
Less: Net income (loss) attributable to noncontrolling interests	(133)	30	+163	NM	(121)	110	+231	NM
Net income (loss) attributable to The Williams Companies, Inc.	$(40)	$1,678			$144	$1,921

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended September 30, 2015 vs. three months ended September 30, 2014
Service revenues increased primarily due to transportation, production handling, and gathering fee revenue related to construction projects that have been placed into service, including Gulfstar One in the fourth quarter of 2014 and expansion projects placed in service by Transco in late 2014 and in 2015. Revenues from operations associated with the ACMP Acquisition and the northeast region also increased due to higher volumes related to new well connects.
Product sales decreased due to a decrease in marketing revenues primarily associated with lower prices across all products and lower volumes, as well as a decrease in revenues from our equity NGLs reflecting a decrease in NGL prices. These decreases were partially offset by an increase in olefin sales primarily due to resuming our Geismar operations.
Product costs decreased due to a decrease in marketing purchases associated with lower per-unit costs and lower volumes and a decrease in natural gas purchases associated with the production of equity NGLs primarily due to lower natural gas prices. An increase in olefin feedstock purchases primarily due to resuming our Geismar operations partially offset these decreases.
Depreciation and amortization expenses increased primarily due to depreciation on new projects placed in service, including Gulfstar One and the Geismar expansion.
Selling, general, and administrative expenses increased primarily due to expenses associated with increased growth in operations acquired in the ACMP Acquisition, as well as $18 million of costs associated with our evaluation of strategic alternatives. These increases were partially offset by a $16 million decrease in acquisition, merger, and transition expenses associated with the ACMP Acquisition.
Other (income) expense – net within Operating income (loss) changed unfavorably primarily due to the absence of a 2014 $12 million net gain related to a partial acreage dedication release.
Operating income (loss) changed favorably primarily due to increased service revenues related to construction projects placed in service, higher volumes related to new well connects from our gathering operations, $58 million higher olefin margins, and $18 million lower acquisition, merger, and transition costs related to the merger and integration of ACMP. These increases were partially offset by higher depreciation expenses related to construction projects placed in service and $68 million lower NGL margins driven by lower prices.
Equity earnings (losses) changed favorably primarily due to a $28 million increase at Discovery primarily related to the completion of the Keathley Canyon Connector in early 2015 and the absence of our $19 million share of compensation costs triggered by the ACMP Acquisition in July 2014. These favorable changes were partially offset by a $16 million impairment charge in 2015 associated with certain equity-method investments (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements).
Gain on remeasurement of equity-method investment reflects the 2014 gain recognized as a result of remeasuring to fair value the equity-method investment that we held before we acquired a controlling interest in ACMP.
Impairment of equity-method investments reflects a 2015 impairment charge associated with certain equity-method investments (see Note 4 – Investing Activities of Notes to Consolidated Financial Statements).
Interest expense increased due to a $35 million decrease in Interest capitalized primarily related to construction projects that have been placed into service, partially offset by capitalized interest associated with assets acquired in the ACMP Acquisition. In addition, Interest incurred increased $18 million primarily due to new debt issuances in 2015, partially offset by lower interest associated with 2015 debt retirements. (See Note 2 – Acquisitions and Note 10 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a $10 million benefit related to an increase in allowance for equity funds used during construction (AFUDC) associated with an increase in spending on various Transco expansion projects and Constitution.

Management’s Discussion and Analysis (Continued)

Provision (benefit) for income taxes changed favorably primarily due to lower pretax income. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests related to our investment in WPZ is primarily due to lower operating results at WPZ and increased income allocated to the WPZ general partner, held by us, associated with IDRs.
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Service revenues increased primarily due to additional revenues associated with ACMP operations during the first half of 2015, increased revenues associated with the start-up of operations at Gulfstar One during the fourth quarter of 2014, and an increase in Transco’s natural gas transportation fees due to new projects placed in service in 2014 and 2015. Revenues from operations associated with the ACMP Acquisition and the northeast region also increased due to higher volumes related to new well connects. A decrease in Canadian construction management revenues, reflecting a shift to internal customer construction projects, partially offset these increases.
Product sales decreased due to a decrease in marketing revenues primarily associated with lower prices across all products, partially offset by higher non-ethane volumes, and a decrease in revenues from our equity NGLs reflecting lower NGL prices, partially offset by higher NGL volumes. These decreases are partially offset by an increase in olefin sales primarily due to resuming our Geismar operations during 2015.
Product costs decreased due to a decrease in marketing purchases primarily associated with a decrease in per-unit costs, partially offset by higher non-ethane volumes, and a decrease in natural gas purchases associated with the production of equity NGLs primarily due to decreased natural gas prices, partially offset by higher volumes. These decreases are partially offset by an increase in olefin feedstock purchases primarily associated with resuming our Geismar operations.
Operating and maintenance expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition, increased growth of operating activity in certain areas, increased maintenance and repair expenses, and the return to operations of the Geismar plant. These increases are partially offset by a decrease in Canadian construction management expenses that reflect a shift to internal customer construction projects.
Depreciation and amortization expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition and from depreciation on new projects placed in service, including Gulfstar One and the Geismar expansion.
Selling, general, and administrative expenses increased primarily due to administrative expenses associated with operations acquired in the ACMP Acquisition, including $44 million higher ACMP merger and transition-related costs, partially offset by the absence of $15 million of acquisition costs incurred in 2014. In addition, 2015 includes $25 million of costs associated with our evaluation of strategic alternatives. These increases are partially offset by the absence of $19 million of project development costs incurred in 2014 related to the Bluegrass Pipeline reflecting 100 percent of such costs. The 50 percent noncontrolling interest share of these costs are presented in Net income attributable to noncontrolling interests.
Net insurance recoveries – Geismar Incident changed unfavorably primarily due to the receipt of $126 million of insurance recoveries in 2015 as compared to the receipt of $175 million of insurance recoveries in 2014.
Other (income) expense – net within Operating income changed unfavorably primarily due to $29 million of impairments of certain assets at Williams Partners in 2015 compared to $17 million in 2014, the absence of a $12 million net gain recognized in 2014 related to a partial acreage dedication release, as well as an unfavorable change in the deferral of asset retirement obligation-related depreciation to a regulatory asset. These changes are partially offset by a $12 million benefit related to insurance proceeds received in 2015 related to certain claims from prior years.
Operating income (loss) changed unfavorably primarily due to higher depreciation, operating, and maintenance expenses related to construction projects placed in service and the start-up of the Geismar plant, $186 million lower

Management’s Discussion and Analysis (Continued)

NGL margins driven by lower prices, lower insurance recoveries related to the Geismar Incident, higher costs related to the merger and integration of ACMP into WPZ, and 2015 strategic alternative expenses. These decreases were partially offset by increased service revenues related to construction projects placed in service, $73 million higher olefin margins primarily due to our Geismar plant that returned to operations in 2015, and contributions from the operations acquired in the ACMP Acquisition.
Equity earnings (losses) changed favorably primarily due to the absence of equity losses from Bluegrass Pipeline and Moss Lake in 2014 and due to contributions from investments acquired in the ACMP Acquisition. In addition, equity earnings at Discovery increased $51 million primarily related to the completion of the Keathley Canyon Connector in early 2015.
Gain on remeasurement of equity-method investment reflects the 2014 gain recognized as a result of remeasuring to fair value the equity-method investment that we held before we acquired a controlling interest in ACMP.
Impairment of equity-method investments reflects a 2015 impairment charge associated with certain equity-method investments (see Note 4 – Investing Activities of Notes to Consolidated Financial Statements).
Other investing income (loss) – net changed unfavorably primarily due to lower interest income associated with a receivable related to the sale of certain former Venezuela assets.
Interest expense increased due to a $208 million increase in Interest incurred primarily due to new debt issuances in 2014 and 2015 and interest expense associated with debt assumed in conjunction with the ACMP Acquisition. This increase was partially offset by a $9 million ACMP Acquisition transaction-related financing fee incurred in the second quarter of 2014 and lower interest due to 2015 debt retirements. In addition, Interest capitalized decreased $55 million primarily related to construction projects that have been placed into service, partially offset by new capitalized interest attributable to ACMP.
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a $36 million benefit related to an increase in AFUDC associated with an increase in spending on various Transco expansion projects and Constitution, as well as a $14 million gain on early debt retirement in April 2015.
Provision (benefit) for income taxes changed favorably primarily due to lower pretax income. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests related to our investment in WPZ is primarily due to lower operating results at WPZ and the impact of increased income allocated to the WPZ general partner, held by us, associated with IDRs. These changes are partially offset by an increase related to our investment in Gulfstar One associated with its start up in 2014.
Period-Over-Period Operating Results - Segments
Beginning in the first quarter of 2015, we evaluate segment operating performance based upon Modified EBITDA. Note 14 – Segment Disclosures of Notes to Consolidated Financial Statements includes a reconciliation of this non-GAAP measure to Net income (loss). Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.

Management’s Discussion and Analysis (Continued)

Williams Partners

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$1,232	$1,066	$3,655	$2,592
Product sales	560	942	1,678	2,725
Segment revenues	1,792	2,008	5,333	5,317

Product costs	(426)	(807)	(1,383)	(2,300)
Other segment costs and expenses	(530)	(508)	(1,689)	(1,297)
Net insurance recoveries – Geismar Incident	—	—	126	161
Proportional Modified EBITDA of equity-method investments	185	150	504	266
Williams Partners Modified EBITDA	$1,021	$843	$2,891	$2,147

NGL margin	$37	$105	$118	$304
Olefin margin	85	27	155	82
Marketing margin	7	(4)	13	13
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Modified EBITDA increased primarily due to new revenue related to construction projects placed in service including Gulfstar One during fourth quarter 2014, resuming our Geismar operations, and increased gathering volumes related to new well connects in addition to contributions related to the completion of the Keathley Canyon Connector at Discovery. Partially offsetting these increases are decreases in NGL margins as a result of a significant decline in energy commodity prices that began during the fourth quarter of 2014.
The increase in Service revenues is primarily due to $62 million of new fees associated with the start-up of Gulfstar One operations during the fourth quarter of 2014, and a $51 million increase in natural gas transportation fees due to new Transco projects placed in service in 2014 and 2015. Additionally, gathering fees increased $37 million primarily due to increased volumes related to new well connects.
The decrease in Product sales includes:

•	A $390 million decrease in marketing revenues primarily associated with lower prices across all products and lower ethane and crude volumes (more than offset in marketing purchases).

•	A $93 million decrease in revenues from our equity NGLs reflecting $94 million associated with lower NGL prices.

•	A $101 million increase in olefin sales primarily due to resuming our Geismar operations.
The decrease in Product costs includes:

•	A $401 million decrease in marketing purchases primarily due to lower per-unit costs and lower volumes (substantially offset in marketing revenues).

•	A $25 million decrease in natural gas purchases associated with the production of equity NGLs primarily due to lower natural gas prices.

•	A $43 million increase in olefin feedstock purchases primarily due to resuming our Geismar operations.

Management’s Discussion and Analysis (Continued)

The increase in Other segment costs and expenses includes:

•	A $38 million increase in operating costs primarily due to increased growth of operating activity in certain areas and higher repair and maintenance expenses.

•
A $6 million increase in other costs that include the absence of a $12 million net gain recognized in 2014 related to a partial acreage dedication release, offset by a $12 million benefit related to insurance proceeds received in 2015 related to certain claims from prior years.

•
A $12 million decrease in administrative expenses primarily due to $20 million lower acquisition, merger, and transition costs associated with the ACMP Acquisition and Merger, partially offset by increases associated with growth of operating activity in certain areas.

•	A $10 million benefit related to a favorable change in AFUDC related to higher spending on various Transco expansion projects and Constitution.
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to a $35 million increase from Discovery primarily associated with higher fee revenues attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, Caiman II increased $7 million resulting from assets placed into service in 2014 and 2015. These increases are partially offset by a $13 million decrease at Appalachian Midstream Investments primarily related to our share of impairments in 2015 (see Note 4 – Investing Activities of Notes to Consolidated Financial Statements).
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Modified EBITDA increased primarily due to the acquisition of ACMP during the third quarter of 2014 and increased fee revenue associated with contributions from new and expanded facilities, including Gulfstar One during the fourth quarter 2014, in addition to resuming our Geismar operations and contributions related to the completion of the Keathley Canyon Connector at Discovery. Partially offsetting these increases to Modified EBITDA is a decrease in NGL margins as a result of a significant decline in energy commodity prices beginning in the fourth quarter of 2014 and lower insurance recoveries related to the Geismar Incident.
The increase in Service revenues is primarily due to $666 million additional revenues associated with ACMP operations during the first half of 2015, $183 million in increased revenues associated with the start-up of operations at Gulfstar One during the fourth quarter of 2014, and a $109 million increase in Transco’s natural gas transportation fees due to new projects placed in service in 2014 and 2015. Additionally, service revenues reflect higher fees associated with increased volumes and additional contributions from expanded gathering operations, primarily at our operations in the Northeast.
The decrease in Product sales includes:

•	A $931 million decrease in marketing revenues primarily associated with lower prices across all products, partially offset by higher non-ethane volumes (offset in marketing purchases).

•	A $260 million decrease in revenues from our equity NGLs reflecting a decrease of $303 million due to lower NGL prices, partially offset by a $43 million increase associated with higher NGL volumes.

•	A $15 million decrease in revenues associated with various other products.

•	A $159 million increase in olefin sales primarily due to resuming our Geismar operations during 2015.
The decrease in Product costs includes:

•	A $931 million decrease in marketing purchases primarily due to a decrease in per-unit costs, partially offset by higher non-ethane volumes (offset in marketing revenues).

Management’s Discussion and Analysis (Continued)

•
A $74 million decrease in the natural gas purchases associated with the production of equity NGLs reflecting a decrease of $99 million due to lower natural gas prices, partially offset by a $25 increase associated with higher volumes.

•	An $86 million increase in olefin feedstock purchases primarily associated with resuming our Geismar operations.
The increase in Other segment costs and expenses includes:

•
A $343 million increase in operating costs primarily due to new expenses associated with operations acquired in the ACMP Acquisition, increased growth of operating activity in certain areas, and increased maintenance and repair expenses in addition to increased expenses associated with the return to operation of the Geismar plant.

•
An $81 million increase in administrative expenses primarily associated with operations acquired in the ACMP Acquisition, including $27 million higher merger and transition-related costs, partially offset by the absence of $15 million of acquisition-related costs incurred in 2014.

•
An $18 million increase in other costs including $29 million of impairments of certain assets in 2015 compared to $17 million in 2014, the absence of a $12 million net gain recognized in 2014 related to a partial acreage dedication release and an unfavorable change in the deferral of asset retirement obligation-related depreciation to a regulatory asset. These increases are partially offset by a $12 million benefit related to insurance proceeds received in 2015 related to certain claims from prior years.

•	A $14 million gain associated with early retirement of certain debt in 2015.

•	A $36 million benefit related to an increase in AFUDC due to higher spending on various Transco expansion projects and Constitution.
The decrease in Net insurance recoveries - Geismar Incident is primarily due to the 2015 receipt of $126 million of insurance proceeds compared to $175 million received in 2014, partially offset by the absence of covered insurable expenses in excess of our retentions (deductibles) related to the Geismar Incident in 2015 compared to $14 million in 2014.
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to a $172 million contribution during the first half of 2015 from investments acquired in the ACMP Acquisition and a $69 million increase from Discovery associated with higher fee revenues attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, Caiman II increased $14 million resulting from assets placed into service in 2014 and 2015, partially offset by the absence of business interruption insurance proceeds received in the prior year, and OPPL increased $13 million due to higher transportation volumes. These increases are partially offset by a $13 million third-quarter decrease at Appalachia Midstream Investments as previously discussed, as well as a $12 million decrease at Aux Sable, which includes lower NGL margins, and a $10 million decrease at Laurel Mountain primarily due to our share of impairments and lower gathering fees due to lower gathering rates indexed to natural gas prices, partially offset by higher volumes and an increase in our ownership percentage compared to the prior year.

Management’s Discussion and Analysis (Continued)

Williams NGL & Petchem Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Segment revenues	$1	$—	$2	$—
Segment costs and expenses	(6)	(5)	(15)	(34)
Proportional Modified EBITDA of equity-method investments	—	1	—	(78)
Williams NGL & Petchem Services Modified EBITDA	$(5)	$(4)	$(13)	$(112)
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
The favorable change in Modified EBITDA is due primarily to the absence of our share of the write-off of previously capitalized project development costs at Bluegrass Pipeline and Moss Lake as well as costs incurred in 2014 relating to the development of the Bluegrass Pipeline.
Segment costs and expenses decreased primarily due to the absence of $19 million of project development costs incurred in 2014 relating to the Bluegrass Pipeline.
The favorable change in Proportional Modified EBITDA of equity-method investments is due to the absence of our share of the write-off of previously capitalized project development costs at Bluegrass Pipeline and Moss Lake incurred in 2014.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Other Modified EBITDA	$(17)	$(17)	$(21)	$101
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Modified EBITDA reflects the absence of our share of compensation costs triggered by the ACMP Acquisition of $19 million recognized in July 2014, substantially offset by $18 million of costs incurred in 2015 primarily related to evaluating our strategic alternatives and the Merger Agreement with Energy Transfer.
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Modified EBITDA decreased significantly as the results from the businesses acquired in the ACMP Acquisition are presented within Williams Partners for periods subsequent to the July 1, 2014, acquisition. Other includes the proportional Modified EBITDA of $104 million of our former equity-method investment in ACMP for periods prior to that date, which was partially offset by our share of $19 million of compensation costs triggered by the ACMP Acquisition recognized in July 2014. Modified EBITDA also decreased by $25 million related to costs incurred in 2015 related to evaluating our strategic alternatives and the Merger Agreement with Energy Transfer, as well as $19 million of higher costs associated with integration and re-alignment of resources following the ACMP Acquisition and Merger.

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
However, we are indirectly exposed to longer duration depressed energy commodity prices and the related impact on drilling activities and volumes available for gathering and processing services.
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
These sources are available to us at either the parent or subsidiary level, as applicable, and are expected to be available to certain of our subsidiaries, particularly equity and debt issuances. WPZ is expected to fund its cash needs through its cash flows from operations, its credit facilities and/or commercial paper program, and its access to capital markets. We anticipate our more significant uses of cash to be:

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

Management’s Discussion and Analysis (Continued)

As of September 30, 2015, we had a working capital deficit (current liabilities, inclusive of commercial paper outstanding and long-term debt due within one year, in excess of current assets) of $2.594 billion. Excluding the impact of the $1.530 billion in commercial paper outstanding, which we consider to be a reduction of WPZ’s credit facility capacity as noted in the table below, our working capital deficit is $1.064 billion. Our available liquidity is as follows:

	September 30, 2015
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents	$110	$15	$125
Capacity available under our $1.5 billion credit facility (1)		1,125	1,125
Capacity available to WPZ under its $3.5 billion credit facility less amounts outstanding under its $3 billion commercial paper program (2)	1,470		1,470
Capacity available to WPZ under its $1 billion short-term credit facility (3)	1,000		1,000
	$2,580	$1,140	$3,720

(1)
The highest amount outstanding under our credit facility during 2015 was $455 million. At September 30, 2015, we were in compliance with the financial covenants associated with this credit facility. See Note 10 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our credit facility.

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. WPZ has $1.530 billion of commercial paper outstanding at September 30, 2015. The highest amount outstanding under WPZ’s commercial paper program and credit facility during 2015 was $3.1 billion. At September 30, 2015, WPZ was in compliance with the financial covenants associated with this credit facility and the commercial paper program. See Note 10 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on WPZ’s credit facility and WPZ’s commercial paper program.

(3)
See Note 10 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on WPZ’s short-term credit facility entered into August 26, 2015, and WPZ’s short-term facility terminated March 3, 2015.

On September 24, 2015, WPZ received a special distribution of $396 million from Gulfstream reflecting its proportional share of the proceeds from new debt issued by Gulfstream. The new debt was issued to refinance Gulfstream’s current debt maturities and WPZ will contribute its proportional share of amounts necessary to fund those current maturities of $500 million on November 1, 2015, and $300 million on June 1, 2016.
WPZ Incentive Distribution Rights
Our ownership interest in WPZ includes the right to incentive distributions determined in accordance with WPZ’s partnership agreement. We have agreed to temporarily waive incentive distributions of $2.403 million per quarter in connection with WPZ’s acquisition of 13.03 percent additional interest in UEOM on June 10, 2015. The waiver will continue through the quarter ending September 30, 2017.
We are required to pay a $428 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and incentive distribution rights. Such termination fee will settle through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The next distribution from WPZ in November 2015 will be reduced by $209 million related to this termination fee (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

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
On February 25, 2015, WPZ filed a shelf registration statement, as a well-known seasoned issuer and WPZ also filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $1 billion. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for its own accounts as principals. As of September 30, 2015, no common units have been issued under this registration.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method interest generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating

WMB:	Standard & Poor’s	Stable	BB+	BB+
	Moody’s Investors Service	Ratings Under Review For Downgrade	Baa3	N/A
	Fitch Ratings	Rating Watch Negative	BBB-	N/A

WPZ:	Standard & Poor’s	Stable	BBB	BBB
	Moody’s Investors Service	Negative	Baa2	N/A
	Fitch Ratings	Rating Watch Negative	BBB	N/A

As previously discussed, on September 28, 2015, we entered into a Merger Agreement with Energy Transfer and certain of its affiliates. Following this announcement, the credit ratings agencies affirmed and/or revised the outlook and ratings as noted in the table above. While Moody’s Investors Service made no changes to the outlook for WPZ, the other agencies revised the outlook of both WMB and WPZ.

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of

Management’s Discussion and Analysis (Continued)

September 30, 2015, we estimate that a downgrade to a rating below investment grade for us or WPZ could require us to post up to $1.5 million or $271 million, respectively, in additional collateral with third parties.
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

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity-method investments for 2015. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	2015 Estimate	Nine Months Ended September 30, 2015
	(Millions)
Maintenance	$490	$261
Expansion	3,785	2,691
Total	$4,275	$2,952
See Company Outlook - Expansion Projects for discussions describing the general nature of these expenditures.
Sources (Uses) of Cash

	Nine Months Ended September 30,
	2015	2014
	(Millions)
Net cash provided (used) by:
Operating activities	$2,086	$1,104
Financing activities	506	7,527
Investing activities	(2,707)	(9,010)
Increase (decrease) in cash and cash equivalents	$(115)	$(379)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Gain on remeasurement of equity-method investment, Impairment of equity-method investments, Depreciation and amortization, and Provision (benefit) for deferred income taxes. Our Net cash provided (used) by operating activities was also impacted by net favorable changes in operating working capital and the absence of contributions from ACMP for the first six months of 2014.

Management’s Discussion and Analysis (Continued)

Financing activities
Significant transactions include:

•	$727 million in 2015 and $39 million in 2014 of net proceeds from WPZ’s commercial paper;

•	$1.895 billion net received in 2014 from our debt offerings;

•	$2.992 billion in 2015 and $2.740 billion in 2014 net received from WPZ’s debt offerings;

•	$1.533 billion paid in 2015 on WPZ’s debt retirements;

•	$1.435 billion received in 2015 and $670 million received in 2014 from our credit facility borrowings;

•	$1.430 billion paid in 2015 and $350 million paid in 2014 on our credit facility borrowings;

•	$2.457 billion received in 2015 and $829 million received in 2014 from WPZ’s credit facility borrowings;

•	$2.597 billion paid in 2015 and $513 million paid in 2014 on WPZ’s credit facility borrowings;

•	$3.378 billion received in 2014 from our equity offering;

•	$1.356 billion in 2015 and $986 million in 2014 paid for quarterly dividends on common stock;

•	$704 million in 2015 and $509 million in 2014 paid for dividends and distributions to noncontrolling interests;

•	$85 million in 2015 and $260 million in 2014 received in contributions from noncontrolling interests;

•	$396 million special distribution from Gulfstream in 2015.
Investing activities
Significant transactions include:

•	Capital expenditures of $2.425 billion in 2015 and $2.943 billion in 2014;

•	$112 million paid in 2015 to purchase a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale;

•	$5.958 billion paid, net of cash acquired, in 2014 for the ACMP Acquisition;

•	Purchases of and contributions to our equity-method investments of $529 million in 2015 and $345 million in 2014;

•	Distributions from unconsolidated affiliates in excess of cumulative earnings of $251 million in 2015 and $165 million in 2014.
Off-Balance Sheet Financing Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 3 – Variable Interest Entities, Note 12 – Fair Value Measurements and Guarantees, and Note 13 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2015.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located in Canada. Net assets of our foreign operations were approximately $1.3 billion at both September 30, 2015 and December 31, 2014. These investments have the potential to impact our financial position due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the functional currency against the U.S. dollar would have changed Total stockholders’ equity by approximately $172 million at September 30, 2015.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
In November 2013, we became aware of deficiencies with the air permit for the Ft. Beeler gas processing facility located in West Virginia.  We notified the EPA and the West Virginia Department of Environmental Protection and are working to bring the Ft. Beeler facility into full compliance.  At September 30, 2015, we have accrued liabilities of $140,000 for potential penalties arising out of the deficiencies.
On November 7, 2014, the New Mexico Environment Department’s Air Quality Bureau (Bureau) issued a Notice of Violation (NOV) to Williams Four Corners LLC (Williams Four Corners) for the El Cedro Gas Treating Plant alleging a failure by Williams Four Corners to limit emissions to the allowable emission rates in violation of permit requirements, and for the failure to timely file initial and excess emission reports.  The NOV followed an April 2014 inspection at the plant.  During the third quarter of 2015, Williams Four Corners paid $30,111 to resolve the NOV and was notified by the Bureau on August 17, 2015, that it had satisfied all requirements under the settlement agreement.
Other
The additional information called for by this item is provided in Note 13 – Contingent Liabilities of the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except as set forth below:
The pendency of the proposed ETC Merger could adversely affect our business and operations.
In connection with the proposed ETC Merger, some of our customers or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the proposed ETC Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles following the proposed ETC Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the proposed ETC Merger. If we fail to complete the proposed ETC Merger, it may be difficult and expensive to recruit and hire replacements for departed employees. The proposed ETC Merger, its effects and related matters may also distract our employees from day-to-day operations and require substantial commitments of time and resources.
In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the proposed ETC Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business.
There can be no assurance when or even if the proposed ETC Merger will be completed.
Completion of the proposed ETC Merger is subject to the satisfaction or waiver of a number of customary closing conditions, including approval of the proposed ETC Merger by our stockholders, receipt of required regulatory approvals in connection with the proposed ETC Merger, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and effectiveness of a registration statement on Form S-4 registering the ETC common shares (and attached CCRs) to be issued in connection with the proposed ETC Merger. There can be no assurance that we, ETC, and Energy Transfer will be able to satisfy the closing conditions or that closing conditions beyond their or our control will be satisfied or waived. We and Energy Transfer can mutually agree at any time to terminate the Merger Agreement, even if our stockholders have already voted to approve the Merger Agreement. We and Energy Transfer can also terminate the Merger Agreement under other specified circumstances.
If the proposed ETC Merger is not completed, we will be subject to a number of risks, including the following:

•
Because the current price of shares of our common stock may reflect a market premium based on the assumption that we will complete the proposed ETC Merger, a failure to complete the proposed ETC Merger could result in a decline in the price of shares of our common stock;

•	In specified circumstances, we may be required to pay Energy Transfer a termination fee of $1.48 billion;

•	We will not realize the benefits expected from being part of a larger combined organization;

•	We have incurred and expect to continue incurring a number of non-recurring ETC Merger-related expenses that must be paid even if the proposed ETC Merger is not completed.
In addition, if the proposed ETC Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the proposed ETC Merger or to proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of us or could result in any competing proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of us. In addition, Energy Transfer will have an opportunity to negotiate with us in response to any competing proposal that may be made before our board of directors is permitted to withdraw or qualify its recommendation. In some circumstances, upon termination of the Merger Agreement, we may be required to pay to Energy Transfer a termination fee of $1.48 billion.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher value than the consideration proposed to be received or realized in the proposed ETC Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
The integration of our business following the proposed ETC Merger will involve considerable risks and may not be successful.
Achieving the anticipated benefits of the proposed ETC Merger will depend in part upon whether Energy Transfer can integrate our businesses in an effective and efficient manner. If the proposed ETC Merger is consummated, Energy Transfer may not be able to accomplish this integration process successfully. Successfully achieving the benefits of the proposed ETC Merger would depend in part on the integration of assets, operations, functions and personnel, the ultimate outcome of Energy Transfer’s operating strategy applied to our business and the ultimate ability to realize cost savings and synergies following the proposed ETC Merger. Any cost savings and synergies, as well as other revenue enhancement opportunities anticipated from the proposed ETC Merger, may not occur. In addition, there will be integration costs and non-recurring transaction costs associated with the proposed ETC Merger (such as fees paid to legal, financial, accounting and other advisors and other fees paid in connection with the proposed ETC Merger) and achieving the expected cost savings and synergies associated therewith, and such costs may be significant.
Stockholder litigation could prevent or delay the closing of the proposed ETC Merger or otherwise negatively impact our business and operations.
We may incur additional costs in connection with the defense or settlement of the currently pending and any future stockholder litigation in connection with the proposed ETC Merger. Such litigation may adversely affect our ability to complete the proposed ETC Merger. Such litigation, as well as stockholder litigation relating to our previously proposed acquisition of publicly held WPZ common units representing limited partner interests which was subsequently terminated, could also have an adverse effect on our financial condition and results of operations.

Item 6. Exhibits

Exhibit No.		Description

§Exhibit 2.1	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

§Exhibit 2.2	—
Agreement and Plan of Merger dated as of September 28, 2015, by and among The Williams Companies, Inc., Energy Transfer Corp LP, Energy Transfer Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC and Energy Transfer Equity GP, LLC (filed on October 1, 2015 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.1	—
Amended and Restated Certificate of Incorporation as supplemented (filed on May 26, 2010, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.2	—	By-Laws (filed on August 24, 2015, as Exhibit 3 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
Exhibit 10.1	—
Credit Agreement dated as of August 26, 2015, among Williams Partners L.P., the lenders named therein, and Barclays Bank PLC as Administrative Agent (incorporated by reference to Exhibit 10.1 to Williams Partners L.P.’s Current Report on Form 8-K (File No. 001-34831) filed on August 28, 2015).

*#Exhibit 10.2	—	Form of 2015 Short-Term Non-Equity Incentive Award Agreement among The Williams Companies Inc. and certain employees and officers.
*#Exhibit 10.3	—	Form of 2015 Non-Equity Incentive Award Agreement among The Williams Companies Inc. and certain employees and officers.
Exhibit 10.4	—
Termination Agreement and Release, dated as of September 28, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P. and WPZ GP LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-04174) of The Williams Companies, Inc. filed with the Securities and Exchange Commission on September 28, 2015).

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.		Description

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement.

§	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
October 29, 2015

EXHIBIT INDEX

Exhibit No.		Description

§Exhibit 2.1	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

§Exhibit 2.2	—
Agreement and Plan of Merger dated as of September 28, 2015, by and among The Williams Companies, Inc., Energy Transfer Corp LP, Energy Transfer Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC and Energy Transfer Equity GP, LLC (filed on October 1, 2015 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.1	—
Amended and Restated Certificate of Incorporation as supplemented (filed on May 26, 2010, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 3.2	—	By-Laws (filed on August 24, 2015, as Exhibit 3 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
Exhibit 10.1	—
Credit Agreement dated as of August 26, 2015, among Williams Partners L.P., the lenders named therein, and Barclays Bank PLC as Administrative Agent (incorporated by reference to Exhibit 10.1 to Williams Partners L.P.’s Current Report on Form 8-K (File No. 001-34831) filed on August 28, 2015).

*#Exhibit 10.2	—	Form of 2015 Short-Term Non-Equity Incentive Award Agreement among The Williams Companies Inc. and certain employees and officers.
*#Exhibit 10.3	—	Form of 2015 Non-Equity Incentive Award Agreement among The Williams Companies Inc. and certain employees and officers.
Exhibit 10.4	—
Termination Agreement and Release, dated as of September 28, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P. and WPZ GP LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-04174) of The Williams Companies, Inc. filed with the Securities and Exchange Commission on September 28, 2015).

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.		Description

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement.

§	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.