Form 10-Q
period 2016-03-31
WILLIAMS COMPANIES INC
filed 2016-05-05
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 2, 2016
Common Stock, $1 par value	750,527,387

The Williams Companies, Inc.

The reports, filings, and other public announcements of The Williams Companies, Inc. (Williams) may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of March 31, 2016, we account for as an equity-method investment, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Caiman II: Caiman Energy II, LLC
Discovery: Discovery Producer Services LLC
Gulfstream: Gulfstream Natural Gas System, L.L.C.
Laurel Mountain: Laurel Mountain Midstream, LLC
OPPL: Overland Pass Pipeline Company LLC
UEOM: Utica East Ohio Midstream LLC

Government and Regulatory:
EPA: Environmental Protection Agency
FERC: Federal Energy Regulatory Commission
SEC: Securities and Exchange Commission
Other:
Energy Transfer or ETE: Energy Transfer Equity, L.P.
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

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,229	$1,197
Product sales	431	519
Total revenues	1,660	1,716
Costs and expenses:
Product costs	318	462
Operating and maintenance expenses	391	387
Depreciation and amortization expenses	445	427
Selling, general, and administrative expenses	221	196
Other (income) expense – net	23	17
Total costs and expenses	1,398	1,489
Operating income (loss)	262	227
Equity earnings (losses)	97	51
Impairment of equity-method investments	(112)	—
Other investing income (loss) – net	18	—
Interest incurred	(306)	(273)
Interest capitalized	15	22
Other income (expense) – net	15	16
Income (loss) before income taxes	(11)	43
Provision (benefit) for income taxes	2	30
Net income (loss)	(13)	13
Less: Net income (loss) attributable to noncontrolling interests	52	(57)
Net income (loss) attributable to The Williams Companies, Inc.	$(65)	$70
Amounts attributable to The Williams Companies, Inc.:
Basic earnings (loss) per common share:
Net income (loss)	$(.09)	$.09
Weighted-average shares (thousands)	750,332	748,079
Diluted earnings (loss) per common share:
Net income (loss)	$(.09)	$.09
Weighted-average shares (thousands)	750,332	752,028
Cash dividends declared per common share	$.64	$.58

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Millions)
Net income (loss)	$(13)	$13
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of ($15) and $16 in 2016 and 2015, respectively	89	(95)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $1 in 2015	(1)	(1)
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($3) and ($4) in 2016 and 2015, respectively	5	7
Other comprehensive income (loss)	93	(89)
Comprehensive income (loss)	80	(76)
Less: Comprehensive income (loss) attributable to noncontrolling interests	81	(92)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$(1)	$16
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2016	December 31, 2015
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$164	$100
Accounts and notes receivable (net of allowance of $6 at March 31, 2016 and $3 at December 31, 2015):
Trade and other	733	1,034
Income tax receivable	6	7
Deferred income tax assets	42	42
Inventories	142	127
Other current assets and deferred charges	174	217
Total current assets	1,261	1,527
Investments	7,181	7,336
Property, plant, and equipment, at cost	39,606	39,039
Accumulated depreciation and amortization	(9,783)	(9,460)
Property, plant, and equipment – net	29,823	29,579
Goodwill	47	47
Other intangible assets – net of accumulated amortization	9,881	9,970
Regulatory assets, deferred charges, and other	614	561
Total assets	$48,807	$49,020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$739	$744
Accrued liabilities	939	1,078
Commercial paper	135	499
Long-term debt due within one year	976	176
Total current liabilities	2,789	2,497
Long-term debt	23,701	23,812
Deferred income tax liabilities	4,248	4,218
Other noncurrent liabilities	2,445	2,268
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 785 million shares issued at March 31, 2016 and 784 million shares issued at December 31, 2015)	785	784
Capital in excess of par value	14,833	14,807
Retained deficit	(8,508)	(7,960)
Accumulated other comprehensive income (loss)	(378)	(442)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	5,691	6,148
Noncontrolling interests in consolidated subsidiaries	9,933	10,077
Total equity	15,624	16,225
Total liabilities and equity	$48,807	$49,020
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2015	$784	$14,807	$(7,960)	$(442)	$(1,041)	$6,148	$10,077	$16,225
Net income (loss)	—	—	(65)	—	—	(65)	52	(13)
Other comprehensive income (loss)	—	—	—	64	—	64	29	93
Cash dividends – common stock	—	—	(480)	—	—	(480)	—	(480)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(236)	(236)
Stock-based compensation and related common stock issuances, net of tax	1	13	—	—	—	14	—	14
Changes in ownership of consolidated subsidiaries, net	—	5	—	—	—	5	(8)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	16	16
Other	—	8	(3)	—	—	5	3	8
Net increase (decrease) in equity	1	26	(548)	64	—	(457)	(144)	(601)
Balance – March 31, 2016	$785	$14,833	$(8,508)	$(378)	$(1,041)	$5,691	$9,933	$15,624
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$(13)	$13
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	445	427
Provision (benefit) for deferred income taxes	2	28
Impairment of equity-method investments	112	—
Amortization of stock-based awards	21	23
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	298	300
Inventories	(16)	32
Other current assets and deferred charges	16	9
Accounts payable	(23)	(75)
Accrued liabilities	(145)	(106)
Other, including changes in noncurrent assets and liabilities	82	18
Net cash provided (used) by operating activities	779	669
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(365)	(799)
Proceeds from long-term debt	2,688	5,255
Payments of long-term debt	(1,991)	(3,648)
Proceeds from issuance of common stock	6	10
Dividends paid	(480)	(434)
Dividends and distributions paid to noncontrolling interests	(236)	(228)
Contributions from noncontrolling interests	16	26
Payments for debt issuance costs	(8)	(27)
Other – net	1	33
Net cash provided (used) by financing activities	(369)	188
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(513)	(832)
Net proceeds from dispositions	24	—
Purchases of and contributions to equity-method investments	(63)	(83)
Distributions from unconsolidated affiliates in excess of cumulative earnings	109	93
Other – net	97	66
Net cash provided (used) by investing activities	(346)	(756)
Increase (decrease) in cash and cash equivalents	64	101
Cash and cash equivalents at beginning of year	100	240
Cash and cash equivalents at end of period	$164	$341
_________
(1) Increases to property, plant, and equipment	$(525)	$(738)
Changes in related accounts payable and accrued liabilities	12	(94)
Capital expenditures	$(513)	$(832)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
At the effective time of the ETC Merger, each issued and outstanding share of our common stock (except for certain shares, such as those held by us or our subsidiaries and any held by ETC and its affiliates) will be canceled and automatically converted into the right to receive, at the election of each holder and subject to proration as set forth in the Merger Agreement (collectively Merger Consideration):

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
In connection with the ETC Merger, Energy Transfer will subscribe for a number of ETC common shares at the transaction price, in exchange for the amount of cash needed by ETC to fund the cash portion of the Merger Consideration

Notes (Continued)

(the Parent Cash Deposit), and, as a result, based on the number of shares of Williams common stock outstanding as of the date hereof, will own approximately 19 percent of the outstanding ETC common shares immediately after the effective time of the ETC Merger (which percentage will become approximately 17 percent after giving effect to the anticipated grant of awards under the Energy Transfer Corp LP 2016 Long-Term Incentive Plan following the ETC Merger).
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
ETC filed its initial Form S-4 registration statement on November 24, 2015, and Amendments No. 1, 2, 3, and 4 to Form S-4 on January 12, 2016, March 7, 2016, March 23, 2016, and April 18, 2016, respectively. Amendments No. 5 and 6 were both filed on May 4, 2016. We and Energy Transfer have agreed with the United States Federal Trade Commission not to consummate the ETC Merger before May 31, 2016.
On April 6, 2016, we announced that we have commenced litigation against Energy Transfer and Kelcy L. Warren, Energy Transfer’s largest unitholder, in response to the private offering by Energy Transfer of Series A Convertible Preferred Units that Energy Transfer disclosed on March 9, 2016. The litigation against Energy Transfer seeks to unwind the private offering of the Series A Convertible Preferred Units. On April 14, 2016, the Delaware Chancery Court granted our request to expedite the litigation, and on April 22, 2016, the court agreed to schedule a hearing during the week of June 13, 2016 regarding our request to unwind the private offering. The litigation against Mr. Warren is for tortious, or wrongful, interference with the Merger Agreement as a result of the private offering of the Series A Convertible Preferred Units.
On May 3, 2016, Energy Transfer and LE GP, LLC filed an answer and counterclaim. The counterclaim asserts that we materially breached our obligations under the Merger Agreement by (i) blocking Energy Transfer’s attempts to complete a public offering of the Convertible Units, including, among other things, by declining to allow our independent registered public accounting firm to provide the auditor consent required to be included in the registration statement for a public offering, and (ii) bringing the action against Mr. Warren in the District Court of Dallas County, Texas. We believe that Energy Transfer and LE GP, LLC’s counterclaim is without merit.
On May 1, 2016, Williams and Energy Transfer entered into Amendment No. 1 to the Merger Agreement (Amendment), pursuant to which the form of election (Form of Election), through which our stockholders will elect their preferred form of Merger Consideration, will be mailed to our stockholders on the same date as the proxy statement related to our stockholder meeting to consider and vote upon the ETC Merger. In addition, the Amendment changes

Notes (Continued)

the deadline for receipt of the Form of Election by the exchange agent from 30 days prior to the closing of the ETC Merger to the earlier of (i) 20 business days after the mailing of the Form of Election to our stockholders and (ii) three business days prior to the anticipated closing date of the ETC Merger.
Termination of WPZ Merger Agreement
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we would have acquired all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (WPZ Merger Agreement).
On September 28, 2015, prior to our entry into the Merger Agreement, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Merger Agreement. Under the terms of the Termination Agreement, we are required to pay a $428 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and incentive distribution rights (IDRs). Such termination fee will settle through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The distributions from WPZ in November 2015 and February 2016 were each reduced by $209 million related to this termination fee. The next distribution from WPZ in May 2016 will be reduced by the final $10 million related to this termination fee.
ACMP Merger
On February 2, 2015, Williams Partners L.P. merged with and into Access Midstream Partners, L.P. (ACMP Merger). For the purpose of these financial statements and notes, Williams Partners L.P. (WPZ) refers to the renamed merged partnership, while Pre-merger Access Midstream Partners, L.P. (ACMP) and Pre-merger Williams Partners L.P. (Pre-merger WPZ) refer to the separate partnerships prior to the consummation of the ACMP Merger and subsequent name change. The net assets of Pre-merger WPZ and ACMP were combined at our historical basis. Our basis in ACMP reflected our business combination accounting resulting from acquiring control of ACMP on July 1, 2014 (ACMP Acquisition).
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
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 50 percent equity-method investment in the Delaware basin gas gathering system in the

Notes (Continued)

Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II), a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery), a 50 percent equity-method investment in Overland Pass Pipeline, LLC (OPPL), and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 45 percent interest in multiple gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
The midstream businesses also include our Canadian midstream operations, which are comprised of an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility at Redwater, Alberta.
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain domestic olefins pipeline assets, a liquids extraction plant near Fort McMurray, Alberta, that began operations in March 2016, and a propane dehydrogenation facility under development in Canada.
Other
Other includes other business activities that are not operating segments, as well as corporate operations.
Basis of Presentation
Consolidated master limited partnership
As of March 31, 2016, we own approximately 60 percent of the interests in WPZ, a variable interest entity (VIE) (see Note 2 – Variable Interest Entities), including the interests of the general partner, which are wholly owned by us, and IDRs.
WPZ is self-funding and maintains separate lines of bank credit and cash management accounts and also has a commercial paper program. (See Note 9 – Debt and Banking Arrangements.) Cash distributions from WPZ to us, including any associated with our IDRs, occur through the normal partnership distributions from WPZ to all partners.
Significant risks and uncertainties
We have previously announced that our business plan for 2016 includes the expectation of proceeds from planned asset monetizations. We have identified our Canadian operations, which have a net book value of Property, plant, and equipment of approximately $1.7 billion as of March 31, 2016, as one possible source for such proceeds and have recently engaged in marketing efforts to identify potentially interested parties and indications of value. As a result of these developments and the influence of the current low-price commodity environment on market values, we performed an impairment evaluation of these assets as of March 31, 2016, which considered probability-weighted scenarios of undiscounted future net cash flows pursuant to the guidance of Accounting Standards Codification (ASC) Topic 360. These included scenarios involving the continued ownership and operation of the assets, as well as selling all of or a partial interest in the assets at assumed transaction prices below our carrying value. As a result of this evaluation, we determined that no impairment was required as of March 31, 2016.
As the marketing process continues and our cash flow and probability assumptions are updated, it is reasonably possible that a portion of the Property, plant, and equipment – net of our Canadian operations may be determined to be unrecoverable and thus result in a significant impairment as early as the second quarter of 2016. The primary factors that may affect this determination are the structure and likelihood of a sale and the level of proceeds estimated to be received.
Discontinued operations
Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.

Notes (Continued)

Accounting standards issued but not yet adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The objective of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted; all of the amendments included in the new standard must be adopted in the same period. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact of the new standard on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of the new standard on our consolidated financial statements.
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
Note 2 – Variable Interest Entities
On January 1, 2016, we adopted ASU 2015-02 “Amendments to the Consolidation Analysis," which eliminated certain presumptions related to a general partner interest in a master limited partnership. As a result of adopting this new accounting standard, we now consider our consolidated master limited partnership a VIE. We are the primary beneficiary of WPZ because we have the power to direct the activities that most significantly impact WPZ’s economic performance.

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of WPZ and/or its subsidiaries, and which comprise a significant portion of our consolidated assets and liabilities.

	March 31, 2016	December 31, 2015	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$103	$73	Cash and cash equivalents
Accounts and notes receivable - net	726	1,026	Accounts and notes receivable – net, Trade and other
Inventories	141	127	Inventories
Other current assets	159	190	Other current assets and deferred charges
Investments	7,181	7,336	Investments
Property, plant and equipment – net	28,816	28,593	Property, plant and equipment – net
Goodwill	47	47	Goodwill
Other intangible assets – net	9,880	9,969	Other intangible assets – net of accumulated amortization
Regulatory assets, deferred charges, and other noncurrent assets	497	479	Regulatory assets, deferred charges, and other
Accounts payable	(648)	(625)	Accounts payable
Accrued liabilities including current asset retirement obligations	(693)	(757)	Accrued liabilities
Commercial paper	(135)	(499)	Commercial paper
Long-term debt due within one year	(976)	(176)	Long-term debt due within one year
Long-term debt	(18,504)	(19,001)	Long-term debt
Deferred income tax liabilities	(126)	(119)	Deferred income tax liabilities
Noncurrent asset retirement obligations	(876)	(857)	Other noncurrent liabilities
Regulatory liabilities, deferred income and other noncurrent liabilities	(1,220)	(1,066)	Other noncurrent liabilities
The assets and liabilities presented in the table above also include the consolidated interests of the following individual VIEs within WPZ:
Gulfstar One
WPZ owns a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar One’s economic performance. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the third quarter of 2016. The current estimate of the total remaining construction cost for the expansion project is approximately $108 million, which is expected to be funded with revenues received from customers and capital contributions from WPZ and the other equity partner on a proportional basis.
Constitution
WPZ owns a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has the power to

Notes (Continued)

direct the activities that most significantly impact Constitution’s economic performance. WPZ, as construction manager for Constitution, is responsible for constructing the proposed pipeline connecting its gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. The project in-service date is targeted as early as the second half of 2018 (see Note 14 – Subsequent Event) and the total remaining cost of the project is estimated to be approximately $616 million, which is expected to be funded with capital contributions from WPZ and the other equity partners on a proportional basis.
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
Note 3 – Investing Activities
Investing Income

First-quarter 2016 other-than-temporary impairment charges include $59 million and $50 million related to WPZ’s equity-method investments in the Delaware basin gas gathering system and Laurel Mountain, respectively (see Note 11 – Fair Value Measurements and Guarantees).
Interest income and other
The three months ended March 31, 2016, includes $18 million of income associated with a payment received on a receivable related to the sale of certain former Venezuela assets reflected in Other investing income (loss) – net in the Consolidated Statement of Operations. Although the carrying amount of the receivable is zero, there are two remaining payments due to us (see Note 11 – Fair Value Measurements and Guarantees).
Summarized Results of Operations for Certain Equity-Method Investments
The table below presents aggregated selected income statement data for our investments in Discovery, Gulfstream, OPPL, Appalachia Midstream Investments, and UEOM, which are considered significant.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Gross revenue	$300	$246
Operating income	177	113
Net income	157	96

Notes (Continued)

Note 4 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Operations:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Williams Partners
Amortization of regulatory assets associated with asset retirement obligations	$8	$8
Net foreign currency exchange (gains) losses (1)	11	(5)
Williams NGL & Petchem Services
Gain on sale of unused pipe	(10)	—

(1)	Primarily relates to losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our Canadian operations.
ACMP Merger and Transition

•
Selling, general, and administrative expenses for the three months ended March 31, 2016, and March 31, 2015, includes $5 million and $29 million, respectively, primarily related to professional advisory fees and employee transition costs associated with the ACMP Merger and transition. These costs are primarily reflected within the Williams Partners segment. Selling, general, and administrative expenses for the three months ended March 31, 2015, also includes $6 million of general corporate expenses associated with integration and re-alignment of resources.

•	Operating and maintenance expenses includes $4 million for the three months ended March 31, 2015, of transition costs reported from the ACMP Merger within the Williams Partners segment.

•	Interest incurred includes transaction-related financing costs of $2 million for the three months ended March 31, 2015, from the ACMP Merger.
Additional Items

•
Service revenues have been reduced by $15 million for the three months ended March 31, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Williams Partners segment.

•	Selling, general, and administrative expenses for the three months ended March 31, 2016, includes $6 million of costs associated with our evaluation of strategic alternatives within the Other segment.

•
Selling, general, and administrative expenses for the three months ended March 31, 2016, includes $34 million of project development costs related to a proposed propane dehydrogenation facility in Alberta within the Williams NGL & Petchem Services segment. Beginning in the first quarter of 2016, these costs did not qualify for capitalization based on our strategy to limit further investment and either sell the project or obtain a partner to fund additional development.

•
Selling, general, and administrative expenses and Operating and maintenance expenses for the three months ended March 31, 2016, include $26 million in severance and other related costs associated with an approximate 10 percent reduction in workforce primarily within the Williams Partners segment.

Notes (Continued)

•
Other income (expense) – net below Operating income (loss) includes $21 million and $19 million for allowance for equity funds used during construction for the three months ended March 31, 2016, and March 31, 2015, respectively, primarily within the Williams Partners segment.

Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Current:
Federal	$—	$—
State	—	—
Foreign	—	2
	—	2
Deferred:
Federal	(5)	25
State	7	3
Foreign	—	—
	2	28
Provision (benefit) for income taxes	$2	$30
The effective income tax rate for the total provision for the three months ended March 31, 2016, is unfavorable relative to the federal statutory rate primarily due to the effect of state income taxes and the impact of nontaxable noncontrolling interests, partially offset by taxes on foreign operations.
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

Notes (Continued)

Note 6 – Earnings (Loss) Per Common Share

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(65)	$70
Basic weighted-average shares	750,332	748,079
Effect of dilutive securities:
Nonvested restricted stock units	—	2,217
Stock options	—	1,715
Convertible debentures	—	17
Diluted weighted-average shares	750,332	752,028
Net income (loss) per common share:
Basic	$(.09)	$.09
Diluted	$(.09)	$.09

Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended March 31,
	2016	2015
	(Millions)
Components of net periodic benefit cost:
Service cost	$14	$14
Interest cost	15	15
Expected return on plan assets	(21)	(19)
Amortization of net actuarial loss	8	11
Net periodic benefit cost	$16	$21

	Other Postretirement Benefits
	Three Months Ended March 31,
	2016	2015
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$—	$1
Interest cost	2	2
Expected return on plan assets	(3)	(3)
Amortization of prior service credit	(3)	(4)
Reclassification to regulatory liability	1	1
Net periodic benefit cost (credit)	$(3)	$(3)

Notes (Continued)

Amortization of prior service credit and net actuarial loss included in net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to regulatory assets/liabilities instead of other comprehensive income (loss). The amounts of amortization of prior service credit recognized in regulatory liabilities were $2 million for the three months ended March 31, 2016 and 2015.
During the three months ended March 31, 2016, we contributed $2 million to our pension plans and $2 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $61 million to our pension plans and approximately $5 million to our other postretirement benefit plans in the remainder of 2016.
Note 8 – Inventories

	March 31, 2016	December 31, 2015
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$71	$57
Materials, supplies, and other	71	70
	$142	$127

Note 9 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On January 22, 2016, Transco issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. Transco used the net proceeds to repay debt and to fund capital expenditures. As part of the new issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Transco is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Transco is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Transco fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
Transco retired $200 million of 6.4 percent senior unsecured notes that matured on April 15, 2016.
Commercial Paper Program
As of March 31, 2016, WPZ had $135 million of Commercial paper outstanding under its $3 billion commercial paper program with a weighted average interest rate of 1.29 percent.

Notes (Continued)

Credit Facilities

	March 31, 2016
	Stated Capacity	Outstanding
	(Millions)
WMB
Long-term credit facility	$1,500	$1,035
Letters of credit under certain bilateral bank agreements		14
WPZ
Long-term credit facility (1)	3,500	625
Letters of credit under certain bilateral bank agreements		2
Short-term credit facility	150	—

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program.

Note 10 – Stockholders’ Equity
The following table presents the changes in Accumulated other comprehensive income (loss) (AOCI) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2015	$(1)	$(103)	$(338)	$(442)
Other comprehensive income (loss) before reclassifications	—	60	—	60
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	4	4
Other comprehensive income (loss)	—	60	4	64
Balance at March 31, 2016	$(1)	$(43)	$(334)	$(378)
Reclassifications out of AOCI are presented in the following table by component for the three months ended March 31, 2016:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	$(1)	Note 7 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	8	Note 7 – Employee Benefit Plans
Total pension and other postretirement benefits, before income taxes	7
Income tax benefit	(3)	Provision (benefit) for income taxes
Reclassifications during the period	$4

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$82	$82	$82	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	1	1	1
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Other receivables	13	15	12	1	2
Long-term debt, including current portion (1)	(24,676)	(21,410)	—	(21,410)	—
Guarantee	(29)	(15)	—	(15)	—

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$67	$67	$67	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	—	3	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Other receivables	12	30	10	2	18
Long-term debt, including current portion (1)	(23,987)	(19,606)	—	(19,606)	—
Guarantee	(29)	(16)	—	(16)	—
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
Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis.

Notes (Continued)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2016 or 2015.
Additional fair value disclosures
Other receivables:  Other receivables primarily consists of margin deposits, which are reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items. Our other receivables are reported in Accounts and notes receivable – net and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. The disclosed fair value of our other receivables is primarily determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts.
Other receivables also includes a receivable related to the sale of certain former Venezuela assets. The disclosed fair value of this receivable is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $2 million and $18 million at March 31, 2016 and December 31, 2015, respectively. We began accounting for the receivable under a cost recovery model in first-quarter 2015. Subsequently, we received payments greater than the carrying amount of the receivable and as a result, the carrying value of this receivable is zero at March 31, 2016 and December 31, 2015. We have the right to receive two remaining quarterly installments of $15 million plus interest.
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

Notes (Continued)

Assets measured at fair value on a nonrecurring basis

	Date of Measurement	Fair Value	Impairments
		(Millions)
Impairment of equity-method investments (1)	March 31, 2016	$1,294	$109
Other impairment of equity-method investment	March 31, 2016	—	3
Level 3 fair value measurements of equity-method investments			$112
__________

(1)
Reflects other-than-temporary impairment charges related to Williams Partners’ equity-method investments in the Delaware basin gas gathering system and Laurel Mountain reported within Impairment of equity-method investments in the Consolidated Statement of Operations. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflects higher discount rates for both of these investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 13.0 percent to 13.3 percent and reflected increases in our cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.

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
Regarding our previously described guarantee of WilTel’s lease performance, the maximum potential undiscounted exposure is approximately $32 million at March 31, 2016. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.
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
Because of the uncertainty around the remaining pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this time. However, it is reasonably possible that the ultimate resolution of these actions and our related indemnification obligation could result in a potential loss that may be material to our results of operations. In connection with this indemnification, we have an accrued liability balance associated with this matter, and as a result, have exposure to future developments in this matter.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant and rendered the facility temporarily inoperable (Geismar Incident). We are addressing the following matters in connection with the Geismar Incident.

Notes (Continued)

On October 21, 2013, the U.S. Environmental Protection Agency (EPA) issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through June 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee training, and other matters. On June 16, 2014, we received a request for information related to the Geismar Incident from the EPA under Section 114 of the Clean Air Act to which we responded on August 13, 2014. The EPA could issue penalties pertaining to final determinations.
Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. To date, we have settled certain of the personal injury claims for an aggregate immaterial amount that we have recovered from our insurers. The trial for certain plaintiffs claiming personal injury, that was set to begin on June 15, 2015, in Iberville Parish, Louisiana, has been postponed to September 6, 2016. The court also set trial dates for additional plaintiffs in November 2016 and January and April 2017. We believe it is probable that additional losses will be incurred on some lawsuits, while for others we believe it is only reasonably possible that losses will be incurred. However, due to ongoing litigation involving defenses to liability, the number of individual plaintiffs, limited information as to the nature and extent of all plaintiffs’ damages, and the ultimate outcome of all appeals, we are unable to reliably estimate any such losses at this time. We believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy, which has an aggregate limit of $610 million applicable to this event and retention (deductible) of $2 million per occurrence.
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
In October of 2015, the Court consolidated the State of Alaska and North Pole cases. On February 29, 2016, we and WAPI filed Amended Answers in the consolidated cases. Both we and WAPI asserted counter claims against both the State of Alaska and North Pole, and cross claims against FHRA.
To our knowledge, exposure in these cases is duplicative of the reasonable loss exposure in the James West case.

Notes (Continued)

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
Shareholder Litigation
In July 2015, a purported shareholder of us filed a putative class and derivative action on behalf of us in the Court of Chancery of the State of Delaware. The action named as defendants certain members of our Board of Directors as well as WPZ, and named us as a nominal defendant. On December 4, 2015, the plaintiff filed an amended complaint for such action, alleging that the preliminary proxy statement filed in connection with our proposed merger with Energy Transfer is false and misleading. As relief, the complaint requested, among other things, an injunction requiring us to make supplemental disclosures and an award of costs and attorneys’ fees. On December 9, 2015, we moved to dismiss the amended complaint in its entirety, and on March 7, 2016, the Court granted our motion.
Between October 2015 and December 2015, purported shareholders of us filed six putative class action lawsuits in the Delaware Court of Chancery that were consolidated into a single suit on January 13, 2016. Purported shareholders also filed a separate class action lawsuit in the Delaware Court of Chancery on January 15, 2016. These two pending putative class action lawsuits relate to our proposed merger with Energy Transfer. The complaints assert various claims against the individual members of our Board of Directors, that they breached their fiduciary duties by agreeing to sell us through an allegedly unfair process and for an allegedly unfair price and by allegedly failing to disclose material information about the merger. The complaints seek some combination of, among other things, damages, an injunction against the merger, and an award of costs and attorneys’ fees. We cannot reasonably estimate a range of potential loss at this time.
Another putative class action lawsuit was filed in U.S. District Court in Delaware on January 19, 2016, but the plaintiff of that lawsuit filed a notice for voluntary dismissal on March 7, 2016, which the Court accepted. Additionally a putative class action lawsuit in U.S. District Court in Oklahoma, filed January 14, 2016, that claimed that disclosures about the merger violate certain federal securities laws and that the defendants are liable for such violations, was dismissed for failure to state a claim by April 28, 2016, although the plaintiff has the permission of the court to amend his claims.
On March 7, 2016, a purported unitholder of WPZ filed a putative class action on behalf of certain purchasers of WPZ units in U.S. District Court in Oklahoma. The action names as defendants us, WPZ, Williams Partners GP LLC, Alan S. Armstrong, and Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer’s intention to pursue a purchase of us conditioned on us not closing the WPZ Merger Agreement when announcing the WPZ Merger Agreement. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. We cannot reasonably estimate a range of potential loss at this time.
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases in Texas, Pennsylvania, and Ohio based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We have also received subpoenas from the United States Department of Justice and the Pennsylvania Attorney General requesting documents relating to the agreements between us and our major customer and calculations of the major customer’s royalty payments. On December 9, 2015, the Pennsylvania Attorney General filed a civil suit against one of our major customers and us alleging breaches of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and on February 8, 2016, the Pennsylvania Attorney General filed an amended complaint in such civil suit, which omitted us as a party. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Due to the preliminary status of the cases, we are unable to estimate a range of potential loss at this time.

Notes (Continued)

Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2016, we have accrued liabilities totaling $38 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2016, we have accrued liabilities of $7 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2016, we have accrued liabilities totaling $7 million for these costs.
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

Notes (Continued)

•	Former electricity and natural gas marketing and trading operations.
At March 31, 2016, we have accrued environmental liabilities of $24 million related to these matters.
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
At March 31, 2016, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)

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
	(Millions)
Three Months Ended March 31, 2016
Segment revenues:
Service revenues
External	$1,222	$—	$7	$—	$1,229
Internal	4	—	11	(15)	—
Total service revenues	1,226	—	18	(15)	1,229
Product sales
External	428	3	—	—	431
Internal	—	—	—	—	—
Total product sales	428	3	—	—	431
Total revenues	$1,654	$3	$18	$(15)	$1,660

Three Months Ended March 31, 2015
Segment revenues:
Service revenues
External	$1,192	$—	$5	$—	$1,197
Internal	—	—	21	(21)	—
Total service revenues	1,192	—	26	(21)	1,197
Product sales
External	519	—	—	—	519
Internal	—	—	—	—	—
Total product sales	519	—	—	—	519
Total revenues	$1,711	$—	$26	$(21)	$1,716

March 31, 2016
Total assets	$47,580	$877	$852	$(502)	$48,807
December 31, 2015
Total assets	$47,870	$835	$850	$(535)	$49,020
_______________

(1)	Includes certain projects under development and thus nominal reported revenues to date.

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Modified EBITDA by segment:
Williams Partners	$955	$817
Williams NGL & Petchem Services	(38)	(5)
Other	1	—
	918	812
Accretion expense associated with asset retirement obligations for nonregulated operations	(7)	(6)
Depreciation and amortization expenses	(445)	(427)
Equity earnings (losses)	97	51
Impairment of equity-method investments	(112)	—
Other investing income (loss) – net	18	—
Proportional Modified EBITDA of equity-method investments	(189)	(136)
Interest expense	(291)	(251)
(Provision) benefit for income taxes	(2)	(30)
Net income (loss)	$(13)	$13
Note 14 – Subsequent Event
As previously discussed, WPZ is the construction manager for and owns a 41 percent consolidated interest in Constitution. In December 2014, we received approval from the Federal Energy Regulatory Commission to construct and operate the Constitution pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project and intend to challenge the legality and appropriateness of the NYSDEC’s decision. In light of the NYSDEC’s denial of the water quality certification and the anticipated actions to challenge the decision, the target in-service date has been revised to as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $396 million on a consolidated basis at March 31, 2016, and are included within Property, plant, and equipment, at cost in the Consolidated Balance Sheet. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing, and transportation; deepwater production handling and crude oil transportation services; an olefin production business, and is comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of March 31, 2016, we own approximately 60 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and IDRs.
Williams Partners' gas pipeline businesses consist primarily of Transco and Northwest Pipeline. The gas pipeline business also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 50 percent equity-method investment interest in Gulfstream and a 41 percent interest in Constitution (a consolidating entity), which is under development. As of December 31, 2015, Transco and Northwest Pipeline own and operate a combined total of approximately 13,600 miles of pipelines with a total annual throughput of approximately 4,136 Tbtu of natural gas and peak-day delivery capacity of approximately 15 MMdth of natural gas.
Williams Partners' midstream businesses primarily consist of (1) natural gas gathering, treating, compression, and processing; (2) NGL fractionation, storage, and transportation; (3) crude oil production handling and transportation; and (4) olefins production. The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Barnett, Eagle Ford, Haynesville, Marcellus, Niobrara and Utica shale plays as well as the Mid-Continent region.
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in UEOM, a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC, a 58 percent equity-method investment in Caiman Energy II, LLC, a 60 percent equity-method investment in Discovery Producer Services LLC, a 50 percent equity-method investment in Overland Pass Pipeline, LLC, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
The midstream businesses also include our Canadian midstream operations, which are comprised of an oil sands offgas processing plant near Fort McMurray, Alberta and an NGL/olefin fractionation facility at Redwater, Alberta.
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
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain domestic olefins pipeline assets, a liquids extraction plant near Fort McMurray, Alberta, that began operations in March 2016, and a propane dehydrogenation facility under development in Canada.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our Annual Report on Form 10-K dated February 26, 2016.
Dividends
In March 2016, we paid a regular quarterly dividend of $0.64 per share, which was 10 percent higher than the same period last year.
Overview of Three Months Ended March 31, 2016
Net income (loss) attributable to The Williams Companies, Inc., for the three months ended March 31, 2016, decreased $135 million compared to the three months ended March 31, 2015, reflecting the favorable impacts of an increase in olefins margins and higher equity earnings at Discovery related to the completion of the Keathley Canyon Connector in 2015, more than offset by impairment charges associated with certain equity-method investments, higher interest incurred, and an unfavorable change in net income attributable to noncontrolling interests driven by the impact of reduced incentive distributions from WPZ associated with the termination of the WPZ Merger Agreement. See additional discussion in Results of Operations.
Energy Transfer Merger Agreement
On September 28, 2015, we entered into an Agreement with Energy Transfer and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, we will be merged with and into the newly formed ETC, with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Upon completion of the ETC Merger, ETC will be publicly traded on the New York Stock Exchange under the symbol “ETC.”
At the effective time of the ETC Merger, each issued and outstanding share of our common stock (except for certain shares, such as those held by us or our subsidiaries and any held by ETC and its affiliates) will be canceled and automatically converted into the right to receive stock, cash, or a combination thereof as described in Note 1 of Notes to Consolidated Financial Statements.
In connection with the ETC Merger, Energy Transfer will subscribe for a number of ETC common shares at the transaction price, in exchange for the amount of cash needed by ETC to fund the cash portion of the Merger Consideration (the Parent Cash Deposit), and, as a result, based on the number of shares of Williams common stock outstanding as of the date hereof, will own approximately 19 percent of the outstanding ETC common shares immediately after the effective time of the ETC Merger (which percentage will become approximately 17 percent after giving effect to the anticipated grant of awards under the Energy Transfer Corp LP 2016 Long-Term Incentive Plan following the ETC Merger).
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

Management’s Discussion and Analysis (Continued)

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
The transaction is expected to close in the second quarter of 2016. Completion of the Merger Transactions is subject to the satisfaction or waiver of a number of customary closing conditions as set forth in the Merger Agreement, including approval of the ETC Merger by our stockholders, receipt of required regulatory approvals in connection with the Merger Transactions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and effectiveness of a registration statement on Form S-4 registering the ETC common shares (and attached CCRs) to be issued in connection with the Merger Transactions.
ETC filed its initial Form S-4 registration statement on November 24, 2015, and Amendments No. 1, 2, 3, and 4 to Form S-4 on January 12, 2016, March 7, 2016, March 23, 2016, and April 18, 2016, respectively. Amendments No. 5 and 6 were both filed on May 4, 2016. We and Energy Transfer have agreed with the United States Federal Trade Commission not to consummate the ETC Merger before May 31, 2016.
On April 6, 2016, we announced that we have commenced litigation against Energy Transfer and Kelcy L. Warren, Energy Transfer’s largest unitholder, in response to the private offering by Energy Transfer of Series A Convertible Preferred Units that Energy Transfer disclosed on March 9, 2016. The litigation against Energy Transfer seeks to unwind the private offering of the Series A Convertible Preferred Units. On April 14, 2016, the Delaware Chancery Court granted our request to expedite the litigation, and on April 22, 2016, the court agreed to schedule a hearing during the week of June 13, 2016 regarding our request to unwind the private offering. The litigation against Mr. Warren is for tortious, or wrongful, interference with the Merger Agreement as a result of the private offering of the Series A Convertible Preferred Units.
On May 3, 2016, Energy Transfer and LE GP, LLC filed an answer and counterclaim. The counterclaim asserts that we materially breached our obligations under the Merger Agreement by (i) blocking Energy Transfer’s attempts to complete a public offering of the Convertible Units, including, among other things, by declining to allow our independent registered public accounting firm to provide the auditor consent required to be included in the registration statement for a public offering, and (ii) bringing the action against Mr. Warren in the District Court of Dallas County, Texas. We believe that Energy Transfer and LE GP, LLC’s counterclaim is without merit.
On May 1, 2016, Williams and Energy Transfer entered into Amendment No. 1 to the Merger Agreement (Amendment), pursuant to which the form of election (Form of Election), through which our stockholders will elect their preferred form of Merger Consideration, will be mailed to our stockholders on the same date as the proxy statement related to our stockholder meeting to consider and vote upon the ETC Merger. In addition, the Amendment changes the deadline for receipt of the Form of Election by the exchange agent from 30 days prior to the closing of the ETC Merger to the earlier of (i) 20 business days after the mailing of the Form of Election to our stockholders and (ii) three business days prior to the anticipated closing date of the ETC Merger.
The Williams Board is unanimously committed to enforcing our rights under the Merger Agreement and to delivering the benefits of the Merger Agreement to our stockholders. Williams is committed to mailing the proxy statement, holding the stockholder vote, and closing the transaction as soon as possible.

Management’s Discussion and Analysis (Continued)

Termination of WPZ Merger Agreement
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we would have acquired all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (WPZ Merger Agreement).
On September 28, 2015, prior to our entry into the Merger Agreement, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Merger Agreement. Under the terms of the Termination Agreement, we are required to pay a $428 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and incentive distribution rights (IDRs). Such termination fee will settle through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The distributions from WPZ in November 2015 and February 2016 were each reduced by $209 million related to this termination fee. The next distribution from WPZ in May 2016 will be reduced by the final $10 million related to this termination fee.
Williams Partners
Redwater expansion
In March 2016, we completed the expansion of our Redwater facilities in support of a long-term agreement to provide gas processing services to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta. The expanded Redwater facility receives NGL/olefins mixtures from the second bitumen upgrader and fractionates the mixtures into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate.
Williams NGL & Petchem Services
Canadian NGL infrastructure expansion
In March 2016, we completed a new liquids extraction plant near Fort McMurray, Alberta. The Boreal pipeline was extended to enable transportation of the NGL/olefins mixture from the new liquids extraction plant to Williams Partners' expanded Redwater facilities. The plant increases the amount of NGLs produced in Canada to a total of approximately 40 Mbbls/d. To mitigate ethane price risk associated with our processing services, we have a long-term agreement with a minimum price for ethane sales to a third-party customer.
Volatile Commodity Prices
NGL per-unit margins were approximately 36 percent lower in the first three months of 2016 compared to the same period of 2015 driven primarily by 30 percent lower per-unit non-ethane prices, as well as a change in the relative mix of NGL products produced, which has shifted to a higher proportion of lower-margin ethane products. These decreases are partially offset by more than a 30 percent decline in per-unit natural gas feedstock prices.
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
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin ($ per gallon)
Realized non-ethane margin ($ per gallon)
Realized NGL margin ($ per gallon)

The potential impact of commodity price volatility on our business for the remainder of 2016 is further discussed in the following Company Outlook.
Company Outlook
As previously discussed, we entered into a Merger Agreement with Energy Transfer and certain of its affiliates and expect the ETC Merger to close in the second quarter of 2016. The following discussion reflects our operating plan for 2016.
Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas, natural gas products, and crude oil that exists in North America. We seek to accomplish this through further developing our scale positions in current key markets and basins and entering new demand driven growth markets and basins where we can become the large-scale service provider. We will continue to maintain a strong commitment to safety, environmental stewardship, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe and reliable service to our customers and an attractive return to our shareholders.
This strategy remains intact and we continue to execute on infrastructure projects that serve long-term natural gas needs. We expect commodity prices to remain challenged and costs of capital to remain sharply higher throughout 2016 as compared to 2015. Anticipating these conditions, our business plan for 2016 includes significant reductions in capital investment and expenses, including the workforce reductions previously discussed in Note 4 – Other Income and Expenses, from our previous plans. In addition, we expect proceeds from planned asset monetizations in excess of $1 billion during 2016.

Management’s Discussion and Analysis (Continued)

Our growth capital and investment expenditures in 2016 are expected to total $2.2 billion. Approximately $1.3 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining non-interstate pipeline growth capital spending in 2016 primarily reflects investment in gathering and processing systems limited to known new producer volumes, including wells drilled and completed awaiting connecting infrastructure. We also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.

Fee-based businesses are a significant component of our portfolio, which serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities are being impacted by lower energy commodity prices which may affect our gathering volumes. The credit profiles of certain of our producer customers are increasingly challenged by the current market conditions, which ultimately may result in a further reduction of our gathering volumes. Such reductions as well as further or prolonged declines in energy commodity prices may result in noncash impairments of our assets.
For example, we have been approached by certain customers seeking to revise certain of our gathering and processing contracts, due in part to the low energy commodity price environment. In these situations, we generally seek to reasonably consider customer needs while maintaining or improving the overall value of our contracts. Any such revisions may impact the level and timing of expected future cash flows, requiring that we evaluate the recoverability of the underlying assets, which could result in noncash impairments.
Commodity margins are highly dependent upon regional supply/demand balances of natural gas as they relate to NGL margins, while olefins are impacted by global supply and demand fundamentals. We anticipate the following trends in energy commodity prices in 2016, compared to 2015 that may impact our operating results and cash flows:

•	Natural gas prices are expected to be lower;

•	NGL prices are expected to be somewhat consistent;

•	Olefins prices, including propylene, ethylene, and the overall ethylene crack spread, are expected to be lower.
In 2016, we anticipate our operating results will include increases from our fee-based businesses primarily as a result of Transco projects placed in service in 2015 and those anticipated to be placed in service in 2016, increases in our olefins volumes associated with a full year of operations at our Geismar plant following its 2015 repair and expansion, and lower general and administrative costs associated with previously discussed workforce reductions. Additionally, we anticipate these improvements will be partially offset by the absence of operating results associated with certain asset monetizations and additional operating expenses associated with growth projects placed in service in 2015 and those anticipated to be placed in service in 2016. It is also possible that certain asset monetization scenarios could result in impairments if assets are sold for amounts less than their carrying value.
Potential risks and obstacles that could impact the execution of our plan include:

•	Further downgrades of our credit ratings and associated increase in cost of borrowings;

•	Higher cost of capital and/or limited availability of capital due to a change in our financial condition, interest rates, and/or market or industry conditions;

•	Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;

•	Lower than anticipated proceeds from planned asset monetizations;

•	Cost reductions at levels lower than anticipated;

•	Lower than anticipated energy commodity prices and margins;

Management’s Discussion and Analysis (Continued)

•	Lower than anticipated volumes from third parties served by our midstream business;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Lower than expected distributions, including IDRs, from WPZ;

•	General economic, financial markets, or further industry downturn;

•	Lower than expected levels of cash flow from operations;

•	Changes in the political and regulatory environments including the risk of delay in permits needed for regulatory projects;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Reduced availability of insurance coverage.

We continue to address these risks through maintaining a strong financial position and liquidity, as well as through managing a diversified portfolio of energy infrastructure assets which continue to serve key markets and basins in North America.
Expansion Projects
Our ongoing major expansion projects include the following:
Williams Partners
Eagle Ford
We plan to expand our gathering infrastructure in the Eagle Ford region in order to meet our customers’ production plans. The expansion of the gathering infrastructure includes the addition of new facilities, well connections, and gathering pipeline to the existing systems.
Oak Grove Expansion
We plan to expand our processing capacity at our Oak Grove facility by adding a second 200 MMcf/d cryogenic natural gas processing plant, which, based on our customers’ needs, is expected to be placed into service in 2019.
Gathering System Expansion
We will continue to expand the gathering systems in the Marcellus and Utica shale regions that are needed to meet our customers’ production plans. The expansion of the gathering infrastructure includes additional compression and gathering pipeline to the existing system.
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project and intend to challenge the legality and appropriateness of the NYSDEC’s decision. (See Note 14 – Subsequent Event.) We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 126-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. In light of the NYSDEC’s denial of the water quality certification and the anticipated actions to challenge the decision, the target in-service date has been

Management’s Discussion and Analysis (Continued)

revised to as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded.
Garden State
In April 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to increase capacity by 180 Mdth/d. We plan to place the initial phase of the project into service during the fourth quarter of 2016 and the remaining portion in the third quarter of 2017, assuming timely receipt of all necessary regulatory approvals.
Norphlet Project
In March 2016, we announced that we have reached an agreement to provide deepwater gas gathering services to the Appomattox development in the Gulf of Mexico. The project will provide offshore gas gathering services to our existing Transco lateral, which will provide transmission services onshore to our Mobile Bay processing facility. We also plan to make modifications to our Main Pass 261 Platform to install an alternate delivery route from the platform, as well as modifications to our Mobile Bay processing facility. The project is scheduled to go into service during the first quarter of 2019.
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project (Hillabee). The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a proposed new interconnection with the Sabal Trail project in Alabama. Construction is expected to begin in the second quarter of 2016. Hillabee will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We plan to place the initial phases of Hillabee into service during the second quarters of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
In March 2016, WPZ entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors will pay us an aggregate amount of $240 million in three equal installments as certain milestones of the project are met. The first $80 million payment was received in March 2016. WPZ expects to recognize income associated with these receipts over the term of the capacity lease agreement.
Gulf Trace
In October 2015, we received approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We plan to place the project into service during the first quarter of 2017 and it is expected to increase capacity by 1,200 Mdth/d.
New York Bay Expansion
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

Management’s Discussion and Analysis (Continued)

Rock Springs
In March 2015, we received approval from the FERC to expand Transco’s existing natural gas transmission system from New Jersey to a proposed generation facility in Maryland. We plan to place the project into service in the third quarter of 2016 and it is expected to increase capacity by 192 Mdth/d.
Atlantic Sunrise
In March 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. We plan to place the project into service as early as late 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,700 Mdth/d.
Virginia Southside II
In March 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey and Station 165 in Virginia to a new lateral extending from our Brunswick Lateral in Virginia. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 250 Mdth/d.
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
Williams NGL & Petchem Services
Canadian PDH Facility
We continued developing a project to construct a PDH facility in Alberta for the production of polymer-grade propylene. The new PDH facility would produce approximately 1.1 billion pounds annually. In the first quarter of 2016, we decided to substantially slow the pace of development activities, limit further investment, and proceed with a strategy to either sell the project or obtain a partner to fund additional development. We discontinued capitalization of the project development costs beginning in 2016.
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
Critical Accounting Estimates
Goodwill

During the first quarter of 2016, we observed a decline in WMB’s stock price and WPZ’s unit price and increases in equity yields within the midstream industry. This served to increase our estimates of discount rates. Accordingly, as of March 31, 2016, we performed a qualitative interim assessment of the goodwill, all of which is reported within the West reporting unit.

Management’s Discussion and Analysis (Continued)

The estimated fair value of the West reporting unit significantly exceeded its carrying amount and no impairment of goodwill was recognized. For purposes of this measurement, the book basis of the reporting unit was reduced by the associated deferred tax liabilities.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.

Equity-Method Investments
In response to declining market conditions in the first quarter of 2016, we assessed whether the carrying amounts of certain of our equity-method investments exceeded their fair value. As a result, we recognized other-than-temporary impairment charges of $59 million and $50 million in the first-quarter related to our equity-method investments in the Delaware basin gas gathering system (DBJV) and Laurel Mountain (LMM), respectively. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter analysis reflects higher discount rates for both DBJV and LMM, along with lower natural gas prices for LMM.

We estimated the fair value of these investments using an income approach and discount rates ranging from 13.0 percent to 13.3 percent. These discount rates considered variables unique to each business area, including equity yields of comparable midstream businesses, expectations for future growth and customer performance considerations.

We estimate that an overall increase in the discount rates utilized of 50 basis points would have resulted in additional impairment charges on our at-risk equity-method investments of approximately $104 million.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements.

At March 31, 2016, our Consolidated Balance Sheet includes approximately $7.2 billion of investments that are accounted for under the equity-method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.

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

Management’s Discussion and Analysis (Continued)

Constitution Pipeline Capitalized Project Costs
As of March 31, 2016, Property, plant, and equipment, at cost in our Consolidated Balance Sheet includes approximately $396 million of capitalized project costs for Constitution, for which WPZ is the construction manager and owns a 41 percent consolidated interest. In December 2014, we received approval from the FERC to construct and operate this jointly owned pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project and intend to challenge the legality and appropriateness of the NYSDEC’s decision.

As a result of the denial by the NYSDEC, we evaluated the capitalized project costs for impairment as of March 31, 2016, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYSDEC and construction of the pipeline, as well as a scenario where the project does not proceed. We will continue to monitor the capitalized project costs associated with Constitution for potential impairment.

Property, Plant, and Equipment - Canadian Operations
We evaluate our property, plant, and equipment for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, we compare our estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred and we may apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes including selling in the near term or holding for the remaining estimated useful life. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. This evaluation is performed at the lowest level for which separately identifiable cash flows exist.
We have previously announced that our business plan for 2016 includes the expectation of proceeds from planned asset monetizations. We have identified our Canadian operations, which have a net book value of property, plant, and equipment of approximately $1.7 billion as of March 31, 2016, as one possible source for such proceeds and have recently engaged in marketing efforts to identify potentially interested parties and indications of value. As a result of these developments and the influence of the current low-price commodity environment on market values, we performed an impairment evaluation of these assets as of March 31, 2016, which considered probability-weighted scenarios of undiscounted future net cash flows pursuant to the guidance of Accounting Standards Codification Topic 360. These included scenarios involving the continued ownership and operation of the assets, as well as selling all of or a partial interest in the assets at assumed transaction prices below our carrying value. As a result of this evaluation, we determined that no impairment was required as of March 31, 2016.
Included in the scope of the marketing activities noted above is a Canadian PDH facility under development for which we have capitalized project development costs of approximately $136 million at March 31, 2016. Due to our current capital allocation considerations, we decided in the first quarter of 2016 to substantially slow the pace of development activities, limit further investment, and proceed with a strategy to either sell the project or obtain a partner to fund additional development. We have discontinued capitalization of project development costs beginning in 2016. We have also evaluated the recoverability of the previously capitalized costs associated with this project under various probability-weighted scenarios of undiscounted future cash flows. These included retaining a partial interest in the project and sales scenarios at assumed transaction prices that were below carrying value. As a result of this evaluation, we determined that no impairment was required as of March 31, 2016.
As the marketing process continues and our cash flow and probability assumptions are updated, it is reasonably possible that a portion of the property, plant and equipment of our Canadian operations may be determined to be unrecoverable and thus result in a significant impairment as early as the second quarter of 2016. The primary factors that may affect this determination are the structure and likelihood of a sale and the level of proceeds estimated to be received.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,
	2016	2015	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$1,229	$1,197	+32	+3%
Product sales	431	519	-88	-17%
Total revenues	1,660	1,716
Costs and expenses:
Product costs	318	462	+144	+31%
Operating and maintenance expenses	391	387	-4	-1%
Depreciation and amortization expenses	445	427	-18	-4%
Selling, general, and administrative expenses	221	196	-25	-13%
Other (income) expense – net	23	17	-6	-35%
Total costs and expenses	1,398	1,489
Operating income (loss)	262	227
Equity earnings (losses)	97	51	+46	+90%
Impairment of equity-method investments	(112)	—	-112	NM
Other investing income (loss) – net	18	—	+18	NM
Interest expense	(291)	(251)	-40	-16%
Other income (expense) – net	15	16	-1	-6%
Income (loss) before income taxes	(11)	43
Provision (benefit) for income taxes	2	30	+28	+93%
Net income (loss)	(13)	13
Less: Net income (loss) attributable to noncontrolling interests	52	(57)	-109	NM
Net income (loss) attributable to The Williams Companies, Inc.	$(65)	$70

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Service revenues increased primarily due to expansion projects placed in service across most of our operating areas in 2015 and 2016. These increases were partially offset by a decrease in storage revenues at Transco, natural volume declines in certain production areas, and operational issues of producers in the Gulf Coast region.
Product sales decreased due to reduced marketing revenues primarily associated with lower prices across most products and lower volumes, as well as a reduction in revenues from our equity NGLs mainly related to a decrease in NGL prices. Additionally, olefin sales from our RGP Splitter and our Canadian operations decreased driven by lower per-unit prices. These decreases were partially offset by an increase in olefin sales primarily associated with resuming our Geismar operations.
The decrease in Product costs includes lower marketing purchases primarily associated with a decline in per-unit costs across most products and lower volumes. The decrease also includes reduced natural gas purchases associated

Management’s Discussion and Analysis (Continued)

with the production of equity NGLs mostly due to lower natural gas prices, as well as decreased olefin feedstock purchases at our RGP Splitter and our Canadian operations driven by lower per-unit costs. An increase in olefin feedstock purchases primarily related to resuming our Geismar operations partially offset these decreases.
Operating and maintenance expenses includes $14 million of severance and related costs recognized in 2016 associated with workforce reductions. This increase was substantially offset by lower operating costs including electric power costs, outside services fees, and materials and supplies expenses.
Depreciation and amortization expenses increased primarily due to depreciation on new projects placed in service, including the Geismar expansion.
Selling, general, and administrative expenses increased primarily due to certain project development costs associated with the Canadian PDH facility that we began expensing in 2016 as well as $12 million of severance and related costs recognized in 2016 associated with workforce reductions. These increases were partially offset by lower merger and transition costs associated with the ACMP Merger. (See Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
Other (income) expense – net within Operating income (loss) includes an unfavorable change in net foreign currency exchange gains and losses, which was substantially offset by a $10 million gain on the sale of unused pipe.
Operating income (loss) changed favorably primarily due to higher olefin margins related to the resumption of operations at Geismar, higher fee revenues from expansion projects placed in service in 2015 and 2016 and lower costs related to the merger and integration of ACMP. These increases were partially offset by higher depreciation expenses related to new projects placed in service, severance and related workforce reduction costs recognized in 2016 and higher project development costs, as previously discussed.
Equity earnings (losses) changed favorably primarily due to a $25 million increase at Discovery related to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, UEOM contributed $10 million primarily due to an increase in our ownership percentage and Laurel Mountain contributed $9 million primarily related to the absence of impairments recognized during the first quarter of 2015.
Impairment of equity-method investments reflects 2016 impairment charges associated with certain equity-method investments. (See Note 3 – Investing Activities of Notes to Consolidated Financial Statements.)
Other investing income (loss) - net reflects higher interest income associated with a receivable related to the sale of certain former Venezuela assets. (See Note 3 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense increased due to higher Interest incurred of $33 million primarily attributable to new debt issuances in 2016 and 2015 as well as lower Interest capitalized of $7 million primarily related to construction projects that have been placed into service, partially offset by lower interest due to 2015 debt retirements. (See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Provision (benefit) for income taxes changed favorably primarily due to lower pretax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests related to our investment in WPZ is primarily due to decreased income allocated to the WPZ general partner driven by the impact of reduced incentive distributions from WPZ associated with the termination of the WPZ Merger Agreement and the absence of the accelerated amortization of a beneficial conversion feature from the first quarter of 2015, partially offset by the impact of lower operating results at WPZ.
Period-Over-Period Operating Results - Segments
We evaluate segment operating performance based upon Modified EBITDA. Note 13 – Segment Disclosures of Notes to Consolidated Financial Statements includes a reconciliation of this non-GAAP measure to Net income (loss).

Management’s Discussion and Analysis (Continued)

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
Williams Partners

	Three Months Ended March 31,
	2016	2015
	(Millions)
Service revenues	$1,226	$1,192
Product sales	428	519
Segment revenues	1,654	1,711

Product costs	(317)	(463)
Other segment costs and expenses	(571)	(567)
Proportional Modified EBITDA of equity-method investments	189	136
Williams Partners Modified EBITDA	$955	$817

NGL margin	$34	$44
Olefin margin	71	9
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Modified EBITDA increased primarily due to higher olefin margins associated with resuming our Geismar operations and higher earnings from the completion of the Keathley Canyon Connector at Discovery, our increased ownership percentage of UEOM, and the absence of first-quarter 2015 impairments at Laurel Mountain. Additionally, higher service revenues related to projects placed in service improved Modified EBITDA.
The increase in Service revenues is primarily due to a $36 million increase in natural gas transportation fees associated with new Transco projects placed in service in 2015 and 2016. Additionally, Service revenues increased related to Utica Shale gathering revenues primarily due to growth in volumes. These increases were partially offset by a $15 million decrease in Transco’s storage revenue related to potential refunds associated with a ruling received in certain rate case litigation in 2016.
The decrease in Product sales includes:

•	A $121 million decrease in marketing revenues primarily due to lower NGL, natural gas, and crude oil prices and lower NGL and crude oil volumes (more than offset in marketing purchases);

•
A $23 million decrease in revenues from our equity NGLs primarily due to a $34 million decrease associated with lower NGL prices, partially offset by an $11 million increase associated with higher volumes;

•	A $5 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA;

•
A $65 million increase in olefin sales primarily due to $96 million in higher sales from our Geismar plant that returned to operation in late March 2015, partially offset by a $20 million decrease from our RGP Splitter and a $11 million decrease from our Canadian operations, both driven by lower per-unit prices.

Management’s Discussion and Analysis (Continued)

The decrease in Product costs includes:

•	A $128 million decrease in marketing purchases primarily due to lower per-unit costs and lower volumes (substantially offset in marketing revenues);

•	A $13 million decrease in natural gas purchases associated with the production of equity NGLs primarily due to lower natural gas prices, partially offset by higher volumes;

•	A $5 million decrease in system management gas costs (offset in Product sales);

•
A $3 million increase in olefin feedstock purchases primarily comprised of $36 million in higher purchases due to increased volumes at our Geismar plant as it returned to operation in late March 2015, partially offset by $31 million lower per-unit purchase costs at our RGP Splitter and $2 million lower per-unit purchase costs in our Canadian operations.

The increase in Other segment costs and expenses is primarily due to $25 million of severance and related costs associated with workforce reductions incurred in the first quarter of 2016 and a $16 million unfavorable change in foreign currency exchange that primarily relates to losses incurred on foreign currency transactions and the remeasurement of the U.S. dollar-denominated current assets and liabilities within our Canadian operations, partially offset by $28 million lower ACMP Merger and transition-related expenses.
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to a $28 million increase from Discovery primarily associated with higher fee revenues attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, UEOM contributed $11 million primarily due to an increase in our ownership percentage and Laurel Mountain contributed $10 million primarily due to the absence of impairments recognized during the first quarter of 2015.
Williams NGL & Petchem Services

	Three Months Ended March 31,
	2016	2015
	(Millions)
Product sales	$3	$—

Product costs	(2)	—
Other segment costs and expenses	(39)	(5)
Williams NGL & Petchem Services Modified EBITDA	$(38)	$(5)
Three months ended March 31, 2016 vs. three months ended March 31, 2015
The increase in Product sales and Product costs is primarily due to the Horizon Liquid Extraction Plant coming online in March 2016.
The unfavorable change in Other segment costs and expenses primarily relates to certain project development costs associated with the Canadian PDH facility that we began expensing in 2016. (See Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements.)

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, dividends and distributions, debt service payments, and tax payments, while maintaining a sufficient level of liquidity. In particular, as previously discussed in Company Outlook, our expected growth capital and investment expenditures total approximately $2.2 billion in 2016. We retain the flexibility to adjust planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities. In addition, we expect proceeds from planned asset monetizations in excess of $1 billion during 2016.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2016. Our internal and external sources of consolidated liquidity include:

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
WPZ is expected to fund its cash needs through its cash flows from operations and its credit facilities and/or commercial paper program, Transco’s recent debt issuance described further below, and planned asset monetizations as previously mentioned. WPZ does not plan to issue public equity or public debt in 2016. We anticipate the more significant uses of cash to be:

•	Working capital requirements;

•	Maintenance and expansion capital and investment expenditures;

•	Interest on our long-term debt;

•	Repayment of current debt maturities;

•	Quarterly dividends to our shareholders.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of March 31, 2016, we had a working capital deficit (current liabilities, inclusive of $135 million in Commercial paper outstanding and $976 million in Long-term debt due within one year, in excess of current assets) of $1.528 billion. Our available liquidity is as follows:

	March 31, 2016
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents	$125	$39	$164
Capacity available under our $1.5 billion credit facility (1)		465	465
Capacity available to WPZ under its $3.5 billion credit facility, less amounts outstanding under its $3 billion commercial paper program (2)	2,740		2,740
Capacity available to WPZ under its short-term credit facility (3)	150		150
	$3,015	$504	$3,519

(1)
Through March 31, 2016, the highest amount outstanding under our credit facility during 2016 was $1.075 billion. At March 31, 2016, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under this facility as of May 3, 2016, was $461 million.

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. Through March 31, 2016, the highest amount outstanding under WPZ’s commercial paper program and credit facility during 2016 was $1.856 billion. At March 31, 2016, WPZ was in compliance with the financial covenants associated with this credit facility and the commercial paper program. See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on WPZ’s commercial paper program. Borrowing capacity available under this facility as of May 3, 2016, was $2.707 billion.

(3)	Borrowing capacity available under this facility as of May 3, 2016, was $150 million.
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
We were required to pay a $428 million termination fee to WPZ, associated with the Termination Agreement (as described in Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements), which was to be settled through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The November 2015 and February 2016 distributions from WPZ were each reduced by $209 million related to this termination fee. The May 2016 distribution to be received from WPZ will be reduced by the final $10 million related to this termination.
Debt Issuances and Retirements
Transco retired $200 million of 6.4 percent senior unsecured notes that matured on April 15, 2016.
On January 22, 2016, Transco issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. Transco used the net proceeds from the offering to repay debt and to fund capital expenditures.
Shelf Registrations
In May 2015, we filed a shelf registration statement, as a well-known seasoned issuer.
In February 2015, WPZ filed a shelf registration statement, as a well-known seasoned issuer and WPZ also filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner

Management’s Discussion and Analysis (Continued)

interests in WPZ having an aggregate offering price of up to $1 billion. These sales are to be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price, or at negotiated prices. Such sales are to be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for its own accounts as principals. From February 2015 through March 31, 2016, we have received net proceeds of approximately $59 million from equity issued under this registration.
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

Considering our current credit ratings as of March 31, 2016, we estimate that we could be required to provide up to $214 million in additional collateral of either cash or letters of credit with third parties under existing contracts. At the present time, we have not provided any additional collateral to third parties but no assurance can be given that we will not be requested to provide collateral in the future. As of March 31, 2016, we estimate that a downgrade to a rating below investment grade for WPZ could require it to provide up to $283 million in additional collateral with third parties.
Sources (Uses) of Cash
The following table summarizes the increase (decrease) in cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Net cash provided (used) by:
Operating activities	$779	$669
Financing activities	(369)	188
Investing activities	(346)	(756)
Increase (decrease) in cash and cash equivalents	$64	$101
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Impairment of equity-method investments, and Provision (benefit) for deferred income taxes. Our Net cash provided (used) by operating activities in 2016 increased

Management’s Discussion and Analysis (Continued)

from 2015 primarily due to the impact of higher operating income and cash received related to Hillabee (see Expansion Projects), partially offset by net unfavorable changes in operating working capital.
Financing activities
Significant transactions include:

•	$365 million in 2016 and $799 million in 2015 of net payments for WPZ’s commercial paper;

•	$998 million in 2016 and $2.992 billion in 2015 net received from WPZ’s debt offerings;

•	$750 million paid in 2015 on WPZ’s debt retirements;

•	$850 million in 2016 and $430 million in 2015 received from our credit facility borrowings;

•	$465 million in 2016 and $425 million in 2015 paid on our credit facility borrowings;

•	$840 million in 2016 and $1.832 billion in 2015 received from WPZ’s credit facility borrowings;

•	$1.525 billion in 2016 and $2.472 billion in 2015 paid on WPZ’s credit facility borrowings;

•	$480 million in 2016 and $434 million in 2015 paid for quarterly dividends on common stock;

•	$236 million in 2016 and $228 million in 2015 paid for dividends and distributions to noncontrolling interests.
Investing activities
Significant transactions include:

•	Capital expenditures of $513 million in 2016 and $832 million in 2015;

•	Purchases of and contributions to our equity-method investments of $63 million in 2016 and $83 million in 2015;

•	Distributions from unconsolidated affiliates in excess of cumulative earnings of $109 million in 2016 and $93 million in 2015.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 2 – Variable Interest Entities, Note 9 – Debt and Banking Arrangements, Note 11 – Fair Value Measurements and Guarantees, and Note 12 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2016.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located in Canada. Net assets of our foreign operations were approximately $1.6 billion and $1.4 billion at March 31, 2016 and December 31, 2015, respectively. These investments have the potential to impact our financial position due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the functional currency against the U.S. dollar would have changed Total stockholders’ equity by approximately $210 million and $179 million at March 31, 2016 and December 31, 2015, respectively.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
In November 2013, we became aware of deficiencies with the air permit for the Fort Beeler gas processing facility located in West Virginia. We notified the EPA and the West Virginia Department of Environmental Protection and worked to bring the Fort Beeler facility into full compliance. At March 31, 2016, we had accrued liabilities of $140,000 for potential penalties arising out of the deficiencies, and on April 26, 2016, the EPA executed a consent order resolving various air permitting and emissions issues requiring payment of $140,000 in civil penalties. We do not anticipate penalties being imposed by the West Virginia Department of Environmental Protection.
On January 21, 2016, we received a Compliance Order from the Pennsylvania Department of Environmental Protection requiring the correction of several alleged deficiencies arising out of the construction of the Springville Gathering Line, the Pennsylvania Mainline Gathering Line, and the 2008 Core Zone Gathering Line. The Order also identifies civil penalties in the amount of approximately $712,000. We are working with the Pennsylvania Department of Environmental Protection to address certain issues and are in the process of negotiating the Order and the associated penalty.
Litigation against Energy Transfer and related parties
On April 6, 2016, we filed suit in Delaware Chancery Court against Energy Transfer and LE GP, LLC alleging willful and material breaches of the Merger Agreement resulting from the private offering by Energy Transfer on March 8, 2016, of Series A Convertible Preferred Units (the “Special Offering”) to certain Energy Transfer insiders and other accredited investors. The suit seeks, among other things, an injunction ordering the defendants to unwind the Special Offering and to specifically perform their obligations under the Merger Agreement. On April 14, 2016, the Delaware Chancery Court granted our request to expedite the litigation, and on April 22, 2016, the court agreed to schedule a hearing during the week of June 13, 2016, regarding our request to unwind the Special Offering. On May 3, 2016, Energy Transfer and LE GP, LLC filed an answer and counterclaim. The counterclaim asserts that we materially breached our obligations under the Merger Agreement by (i) blocking Energy Transfer’s attempts to complete a public offering of the Convertible Units, including, among other things, by declining to allow our independent registered public accounting firm to provide the auditor consent required to be included in the registration statement for a public offering, and (ii) bringing the action against Kelcy L. Warren in the District Court of Dallas County, Texas (see below.) We believe that Energy Transfer and LE GP, LLC’s counterclaim is without merit.
On April 6, 2016, we filed suit in the District Court of Dallas County, Texas, against Kelcy L. Warren, Energy Transfer’s largest unitholder, claiming that Mr. Warren tortiously interfered with the Merger Agreement by willfully, intentionally, and maliciously orchestrating the Special Offering with the purpose and effect of siphoning value to Mr. Warren and away from our stockholders and Energy Transfer’s other common unitholders, in breach of the Merger Agreement. The suit seeks, among other things, compensatory and exemplary damages.
Other
The additional information called for by this item is provided in Note 12 – Contingent Liabilities of the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except as set forth below:
We have filed lawsuits against ETE, LE GP and Kelcy L. Warren in relation to ETE’s private offering and issuance of Series A Convertible Preferred Units (Convertible Units). If we are unsuccessful in our lawsuits, our current stockholders may not realize all of the anticipated benefits contemplated by the Merger Agreement and may be disadvantaged relative to the holders of the Convertible Units.
We have reviewed the terms of the plan governing the Convertible Units offering (Plan) and the Convertible Units and ETE’s description of the Plan and the Convertible Units and believe that the Convertible Units offering required our consent under the Merger Agreement and that by proceeding without such consent, ETE violated the Merger Agreement. We have filed a lawsuit in the Court of Chancery of the State of Delaware for breach of the Merger Agreement seeking, among other things, to unwind the private offering of Convertible Units. We have also filed a lawsuit against Kelcy L. Warren, in his capacity as the largest ETE unitholder, in the District Court of Dallas County, Texas, for tortious interference with the Merger Agreement in connection with the Convertible Units offering, seeking damages, among other things. We claim that Mr. Warren induced ETE to undertake the Convertible Units offering.
If the Convertible Units are allowed to remain outstanding and the ETC Merger closes, ETC unitholders, including our current stockholders, may be negatively impacted. For instance, following the ETC Merger our current stockholders will hold ETC common shares and ETC’s sole asset will be Class E Units issued by ETE. If the Convertible Units were to remain outstanding, such Class E Units would be subordinated to the Convertible Units regarding the right to receive ETE distributions. Further, upon the conversion of the Convertible Units into ETE common units as provided in the Plan, then existing ETE equity holders who did not participate in the Convertible Units offering, which following the ETC Merger would include ETC as the holder of the ETE Class E Units, would suffer dilution. This could ultimately result in a reduction in the available cash for dividends on the ETC common shares that holders of our common stock would receive upon consummation of the ETC Merger.
We believe that these lawsuits are an enforcement of our rights under the Merger Agreement and that these lawsuits are necessary to deliver to our stockholders the benefits of the Merger Agreement. At this preliminary stage, there is no way to predict the outcome of these lawsuits. In addition, the lawsuits could, among other things, adversely affect the business and results of operation, as well as the liquidity, of ETE and its affiliates and impact the trading price of the ETC common shares that holders of our common stock would receive upon consummation of the ETC Merger.

Item 6. Exhibits

Exhibit No.		Description

§Exhibit 2.1	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 2.2	—
Amendment No 1. to Agreement and Plan of Merger dated as of May 1, 2016, by and among The Williams Companies, Inc., Energy Transfer Corp LP, Energy Transfer Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC and Energy Transfer Equity GP, LLC  (filed on May 3, 2016 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

§Exhibit 2.3	—
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
Indenture, dated as of January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on January 22, 2016 as Exhibit 4.1 to The Williams Company, Inc’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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
May 5, 2016

EXHIBIT INDEX

Exhibit No.		Description

§Exhibit 2.1	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 2.2	—
Amendment No 1. to Agreement and Plan of Merger dated as of May 1, 2016, by and among The Williams Companies, Inc., Energy Transfer Corp LP, Energy Transfer Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC and Energy Transfer Equity GP, LLC  (filed on May 3, 2016 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

§Exhibit 2.3	—
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
Indenture, dated as of January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on January 22, 2016 as Exhibit 4.1 to The Williams Company, Inc.'s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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