Form 10-Q
period 2016-06-30
WILLIAMS COMPANIES INC
filed 2016-08-02
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 28, 2016
Common Stock, $1 par value	750,657,574

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Expected levels of cash distributions by Williams Partners L.P. (WPZ) with respect to general partner interests, incentive distribution rights and limited partner interests;

•	Levels of dividends to Williams stockholders;

•	Future credit ratings of Williams and WPZ;

•	Amounts and nature of future capital expenditures;

•	Expansion of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply, and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether WPZ will produce sufficient cash flows to provide the level of cash distributions, including incentive distribution rights (IDRs), that we expect;

•	Whether Williams is able to pay current and expected levels of dividends;

•
Whether we will be able to effectively execute our financing plan including WPZ’s establishment of a distribution reinvestment plan (DRIP) and the receipt of anticipated levels of proceeds from planned asset sales;

•	Availability of supplies, including lower than anticipated volumes from third parties served by our midstream business, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•
Inflation, interest rates, fluctuation in foreign exchange rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our forecasted capital expenditures budget;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and developmental hazards and unforeseen interruptions;

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain permits and achieve favorable rate proceeding outcomes;

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

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, including cybersecurity threats and related disruptions;

•	Additional risks described in our filings with the SEC.

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
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2016, we account for as an equity-method investment, including principally the following:
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
FERC: Federal Energy Regulatory Commission
SEC: Securities and Exchange Commission
Other:
Energy Transfer or ETE: Energy Transfer Equity, L.P.
ETC: Energy Transfer Corp LP
Merger Agreement: Merger Agreement and Plan of Merger of Williams with Energy Transfer and certain of its affiliates
ETC Merger: Merger wherein Williams was to be merged into ETC
RGP Splitter: Refinery grade propylene splitter
Fractionation: The process by which a mixed stream of natural gas liquids is separated into constituent products, such as ethane, propane, and butane
GAAP: U.S. generally accepted accounting principles
IDR: Incentive distribution right
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins:  NGL revenues less any applicable Btu replacement cost, plant fuel, and third-party transportation and fractionation
PDH facility: Propane dehydrogenation facility

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,202	$1,241	$2,431	$2,438
Product sales	534	598	965	1,117
Total revenues	1,736	1,839	3,396	3,555
Costs and expenses:
Product costs	401	494	719	956
Operating and maintenance expenses	394	437	785	824
Depreciation and amortization expenses	446	428	891	855
Selling, general, and administrative expenses	158	174	379	370
Net insurance recoveries – Geismar Incident	—	(126)	—	(126)
Impairment of long-lived assets	802	24	810	27
Other (income) expense – net	23	16	38	30
Total costs and expenses	2,224	1,447	3,622	2,936
Operating income (loss)	(488)	392	(226)	619
Equity earnings (losses)	101	93	198	144
Impairment of equity-method investments	—	—	(112)	—
Other investing income (loss) – net	18	9	36	9
Interest incurred	(306)	(278)	(612)	(551)
Interest capitalized	8	16	23	38
Other income (expense) – net	17	34	32	50
Income (loss) before income taxes	(650)	266	(661)	309
Provision (benefit) for income taxes	(145)	83	(143)	113
Net income (loss)	(505)	183	(518)	196
Less: Net income (loss) attributable to noncontrolling interests	(100)	69	(48)	12
Net income (loss) attributable to The Williams Companies, Inc.	$(405)	$114	$(470)	$184
Amounts attributable to The Williams Companies, Inc.:
Basic earnings (loss) per common share:
Net income (loss)	$(.54)	$.15	$(.63)	$.25
Weighted-average shares (thousands)	750,649	749,253	750,491	748,669
Diluted earnings (loss) per common share:
Net income (loss)	$(.54)	$.15	$(.63)	$.24
Weighted-average shares (thousands)	750,649	752,775	750,491	752,403
Cash dividends declared per common share	$.64	$.59	$1.28	$1.17

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Net income (loss)	$(505)	$183	$(518)	$196
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $3 and ($12) in 2016 and ($6) and $10 in 2015, respectively	10	10	99	(85)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $1 and $1 and $0 and $1 in 2016 and 2015, respectively.	(1)	(1)	(2)	(2)
Net actuarial gain (loss) arising during the year, net of taxes of $2.	(3)	—	(3)	—
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of $(3) and $(6) in 2016 and ($4) and ($8) in 2015, respectively.	5	7	10	14
Other comprehensive income (loss)	11	16	104	(73)
Comprehensive income (loss)	(494)	199	(414)	123
Less: Comprehensive income (loss) attributable to noncontrolling interests	(98)	74	(17)	(18)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$(396)	$125	$(397)	$141
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2016	December 31, 2015
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$135	$100
Accounts and notes receivable (net of allowance of $5 at June 30, 2016 and $3 at December 31, 2015):
Trade and other	730	1,034
Income tax receivable	8	7
Deferred income tax assets	42	42
Inventories	122	127
Assets held for sale (Note 11)	1,138	26
Other current assets and deferred charges	182	191
Total current assets	2,357	1,527
Investments	7,125	7,336
Property, plant, and equipment, at cost	38,351	39,039
Accumulated depreciation and amortization	(10,102)	(9,460)
Property, plant, and equipment – net	28,249	29,579
Goodwill	47	47
Other intangible assets – net of accumulated amortization	9,792	9,970
Regulatory assets, deferred charges, and other	554	561
Total assets	$48,124	$49,020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$688	$744
Liabilities held for sale (Note 11)	179	—
Accrued liabilities	903	1,078
Commercial paper	196	499
Long-term debt due within one year	786	176
Total current liabilities	2,752	2,497
Long-term debt	24,394	23,812
Deferred income tax liabilities	4,079	4,218
Other noncurrent liabilities	2,477	2,268
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 785 million shares issued at June 30, 2016 and 784 million shares issued at December 31, 2015)	785	784
Capital in excess of par value	14,849	14,807
Retained deficit	(9,394)	(7,960)
Accumulated other comprehensive income (loss)	(369)	(442)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	4,830	6,148
Noncontrolling interests in consolidated subsidiaries	9,592	10,077
Total equity	14,422	16,225
Total liabilities and equity	$48,124	$49,020
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2015	$784	$14,807	$(7,960)	$(442)	$(1,041)	$6,148	$10,077	$16,225
Net income (loss)	—	—	(470)	—	—	(470)	(48)	(518)
Other comprehensive income (loss)	—	—	—	73	—	73	31	104
Cash dividends – common stock	—	—	(961)	—	—	(961)	—	(961)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(478)	(478)
Stock-based compensation and related common stock issuances, net of tax	1	22	—	—	—	23	—	23
Changes in ownership of consolidated subsidiaries, net	—	10	—	—	—	10	(15)	(5)
Contributions from noncontrolling interests	—	—	—	—	—	—	22	22
Other	—	10	(3)	—	—	7	3	10
Net increase (decrease) in equity	1	42	(1,434)	73	—	(1,318)	(485)	(1,803)
Balance – June 30, 2016	$785	$14,849	$(9,394)	$(369)	$(1,041)	$4,830	$9,592	$14,422
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$(518)	$196
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	891	855
Provision (benefit) for deferred income taxes	(142)	108
Impairment of equity-method investments	112	—
Impairment of and net (gain) loss on sale of Property, plant, and equipment	803	30
Amortization of stock-based awards	34	46
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	290	350
Inventories	(3)	64
Other current assets and deferred charges	(21)	(45)
Accounts payable	12	(48)
Accrued liabilities	(27)	(7)
Other, including changes in noncurrent assets and liabilities	33	(66)
Net cash provided (used) by operating activities	1,464	1,483
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(304)	942
Proceeds from long-term debt	4,503	5,720
Payments of long-term debt	(3,301)	(4,922)
Proceeds from issuance of common stock	6	21
Dividends paid	(961)	(876)
Dividends and distributions paid to noncontrolling interests	(478)	(462)
Contributions from noncontrolling interests	22	57
Payments for debt issuance costs	(8)	(29)
Contribution to Gulfstream for repayment of debt	(148)	—
Other – net	—	32
Net cash provided (used) by financing activities	(669)	483
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,069)	(1,654)
Net proceeds from dispositions	31	6
Purchases of businesses, net of cash acquired	—	(112)
Purchases of and contributions to equity-method investments	(122)	(483)
Distributions from unconsolidated affiliates in excess of cumulative earnings	261	122
Other – net	153	119
Net cash provided (used) by investing activities	(746)	(2,002)
Increase (decrease) in cash and cash equivalents	49	(36)
Cash and cash equivalents held for sale	(14)	—
Cash and cash equivalents at beginning of year	100	240
Cash and cash equivalents at end of period	$135	$204
_________
(1) Increases to property, plant, and equipment	$(1,020)	$(1,554)
Changes in related accounts payable and accrued liabilities	(49)	(100)
Capital expenditures	$(1,069)	$(1,654)

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
Energy Transfer Merger Agreement
On September 28, 2015, we entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates under which we would be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger), with ETC surviving the ETC Merger. The general terms of the Merger Agreement were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ETC filed its initial Form S-4 registration statement on November 24, 2015, and on May 25, 2016, the Form S-4 was declared “effective” by the U.S. Securities and Exchange Commission. On June 9, 2016, the Federal Trade Commission cleared the ETC Merger subject to certain conditions that we and Energy Transfer agreed to undertake, to be satisfied following a closing of the ETC Merger, including the sale of certain assets.
On April 6, 2016, we announced that we commenced litigation against Energy Transfer in response to the private offering by Energy Transfer of Series A Convertible Preferred Units that Energy Transfer disclosed on March 9, 2016.
On May 3, 2016, Energy Transfer and LE GP, LLC (the general partner for Energy Transfer) filed an answer and counterclaim. The counterclaim asserted that we materially breached our obligations under the Merger Agreement.
On May 13, 2016, we announced that we filed a separate action in the Delaware Court of Chancery seeking a declaratory judgment and injunction preventing Energy Transfer from terminating or otherwise avoiding its obligations under the Merger Agreement by asking the court to prohibit Energy Transfer from relying on either (i) any failure to close the transaction by the “Outside Date” of June 28, 2016 (Outside Date) or (ii) any failure to obtain a Section 721(a) tax opinion from Latham & Watkins LLP (Energy Transfer’s outside counsel) (Latham), as a basis for Energy Transfer to avoid fulfilling its obligation to close the proposed transactions with us. We alleged that Energy Transfer breached the Merger Agreement through a pattern of delay and obstruction designed to allow Energy Transfer to avoid its contractual commitments.
On May 20, 2016, Energy Transfer filed its affirmative defenses and counterclaim and sought, among other things, a declaratory judgment that, in the event Latham failed to deliver the Section 721(a) tax opinion prior to the Outside

Notes (Continued)

Date, Energy Transfer would be entitled to terminate the Merger Agreement without liability due to the failure of a closing condition. Energy Transfer also asserted that we breached the Merger Agreement, due to our Board of Directors modifying or qualifying its approval and recommendation of the ETC Merger in addition to other alleged breaches.
On June 17, 2016, our Board of Directors declared a special dividend in the amount of $0.10 per share of our common stock, pursuant to the terms of the Merger Agreement. The special dividend was contingent on the consummation of the ETC Merger and would be payable to our holders of record at the close of business on the last business day prior to the closing of the ETC Merger.
On June 24, 2016, the Delaware Court of Chancery issued an opinion finding that Energy Transfer was contractually entitled to terminate the Merger Agreement in the event Latham was unable to deliver the required Section 721(a) tax opinion prior to the Outside Date in the Merger Agreement.
On June 27, 2016, our stockholders voted to approve the Merger Agreement and the transactions contemplated thereby. We also filed papers commencing an appeal in the Delaware Supreme Court of the Delaware Court of Chancery's June 24, 2016 ruling relating to the Merger Agreement.
On June 29, 2016, Energy Transfer announced that Latham had advised Energy Transfer that it was unable to deliver the Section 721(a) tax opinion as of the Outside Date. Energy Transfer subsequently provided us written notice terminating the Merger Agreement, citing the alleged failure of conditions under the Merger Agreement. (See Note 12 – Contingent Liabilities.)
Termination of WPZ Merger Agreement
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we would have acquired all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (WPZ Merger Agreement).
On September 28, 2015, prior to our entry into the Merger Agreement, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Merger Agreement. Under the terms of the Termination Agreement, we were required to pay a $428 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and incentive distribution rights (IDRs). Such termination fee settled through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The distributions from WPZ in November 2015, February 2016, and May 2016 were reduced by $209 million, $209 million, and $10 million, respectively, related to this termination fee.
ACMP Merger
On February 2, 2015, Williams Partners L.P. merged with and into Access Midstream Partners, L.P. (ACMP Merger). For the purpose of these financial statements and notes, Williams Partners L.P. (WPZ) refers to the renamed merged partnership, while Pre-merger Access Midstream Partners, L.P. (ACMP) and Pre-merger Williams Partners L.P. (Pre-merger WPZ) refer to the separate partnerships prior to the consummation of the ACMP Merger and subsequent name change. The net assets of Pre-merger WPZ and ACMP were combined at our historical basis. Our basis in ACMP reflected our business combination accounting resulting from acquiring control of ACMP on July 1, 2014.
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

Notes (Continued)

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
The midstream businesses also include our Canadian midstream operations, which are comprised of an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility at Redwater, Alberta. As of June 30, 2016, these Canadian midstream operations are classified as held for sale. (See Note 11 – Fair Value Measurements and Guarantees.)
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain domestic olefins pipeline assets, a liquids extraction plant near Fort McMurray, Alberta, that began operations in March 2016, and a propane dehydrogenation facility under development in Canada. As of June 30, 2016, these Canadian operations are classified as held for sale. (See Note 11 – Fair Value Measurements and Guarantees.)
Other
Other includes other business activities that are not operating segments, as well as corporate operations.
Basis of Presentation
Consolidated master limited partnership
As of June 30, 2016, we own approximately 60 percent of the interests in WPZ, a variable interest entity (VIE) (see Note 2 – Variable Interest Entities), including the interests of the general partner, which are wholly owned by us, and IDRs.
WPZ is self-funding and maintains separate lines of bank credit and cash management accounts and also has a commercial paper program. (See Note 9 – Debt and Banking Arrangements.) Cash distributions from WPZ to us, including any associated with our IDRs, occur through the normal partnership distributions from WPZ to all partners.
Significant risks and uncertainties
During the second quarter of 2016, we evaluated an asset group within our Williams Partners segment for impairment as a result of an increased likelihood of gas gathering contract restructuring with certain producers and lower volume projections. Our assessment included probability-weighted scenarios of undiscounted future cash flows that considered variables including terms of our current contract, as well as potential revised terms of a restructured contract, counterparty

Notes (Continued)

performance, and pricing assumptions. This assessment resulted in the undiscounted cash flows slightly exceeding the approximate $1.6 billion carrying value of the asset group and no impairment was recorded. The use of different judgments and assumptions associated with the measurement variables noted, particularly the assumed contractual terms, expected volumes, and rates, could result in reduced levels of future cash flows which could result in a significant impairment.
Discontinued operations
Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
Accounting standards issued but not yet adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact of the new standard on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The objective of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted; all of the amendments included in the new standard must be adopted in the same period. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact of the new standard on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual

Notes (Continued)

reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
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

	June 30, 2016	December 31, 2015	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$91	$73	Cash and cash equivalents
Accounts and notes receivable - net	720	1,026	Accounts and notes receivable – net,
Inventories	122	127	Inventories
Assets held for sale	932	13	Assets held for sale
Other current assets	177	177	Other current assets and deferred charges
Investments	7,125	7,336	Investments
Property, plant and equipment – net	27,811	28,593	Property, plant and equipment – net
Goodwill	47	47	Goodwill
Other intangible assets – net	9,791	9,969	Other intangible assets – net of accumulated amortization
Regulatory assets, deferred charges, and other noncurrent assets	459	479	Regulatory assets, deferred charges, and other
Accounts payable	(669)	(625)	Accounts payable
Liabilities held for sale	(151)	—	Liabilities held for sale
Accrued liabilities including current asset retirement obligations	(666)	(757)	Accrued liabilities
Commercial paper	(196)	(499)	Commercial paper
Long-term debt due within one year	(786)	(176)	Long-term debt due within one year
Long-term debt	(19,116)	(19,001)	Long-term debt
Deferred income tax liabilities	(21)	(119)	Deferred income tax liabilities
Noncurrent asset retirement obligations	(849)	(857)	Other noncurrent liabilities
Regulatory liabilities, deferred income and other noncurrent liabilities	(1,275)	(1,066)	Other noncurrent liabilities

Notes (Continued)

The assets and liabilities presented in the table above also include the consolidated interests of the following individual VIEs within WPZ:
Gulfstar One
WPZ owns a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar One’s economic performance. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be completed in two phases. The first phase went into service in July of 2016 and the second phase is expected to go into service in the fourth quarter of 2016. The current estimate of the total remaining construction cost for the expansion project is approximately $67 million, which is expected to be funded with revenues received from customers and capital contributions from WPZ and the other equity partner on a proportional basis.
Constitution
WPZ owns a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Constitution’s economic performance. WPZ, as construction manager for Constitution, is responsible for constructing the proposed pipeline connecting its gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. The total remaining cost of the project is estimated to be approximately $687 million, which is expected to be funded with capital contributions from WPZ and the other equity partners on a proportional basis.
In December 2014, we received approval from the Federal Energy Regulatory Commission to construct and operate the Constitution pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the certification and filed an action in federal court seeking a declaration that the State of New York's authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law. In light of the NYSDEC's denial of the water quality certification and the actions taken to challenge the decision, the project in-service date is targeted as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $389 million on a consolidated basis at June 30, 2016, and are included within Property, plant, and equipment, at cost in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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

Notes (Continued)

Note 3 – Investing Activities
Investing Income

The six months ended June 30, 2016, includes $59 million and $50 million of other-than-temporary impairment charges related to WPZ’s equity-method investments in the Delaware basin gas gathering system and Laurel Mountain, respectively (see Note 11 – Fair Value Measurements and Guarantees).
Interest income and other
The three and six months ended June 30, 2016, include $18 million and $36 million, respectively, and the three and six months ended June 30, 2015, includes $9 million of income associated with payments received on a receivable related to the sale of certain former Venezuela assets reflected in Other investing income (loss) – net in the Consolidated Statement of Operations. Although the carrying amount of the receivable is zero, there is one remaining payment due to us (see Note 11 – Fair Value Measurements and Guarantees).
Investments
On September 24, 2015, WPZ received a special distribution of $396 million from Gulfstream reflecting its proportional share of the proceeds from new debt issued by Gulfstream. The new debt was issued to refinance Gulfstream’s debt maturities. Subsequently, WPZ contributed $248 million and $148 million to Gulfstream for its proportional share of amounts necessary to fund debt maturities of $500 million due on November 1, 2015, and $300 million due on June 1, 2016, respectively.
Note 4 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Williams Partners
Amortization of regulatory assets associated with asset retirement obligations	$9	$9	$17	$17
Net foreign currency exchange (gains) losses (1)	—	1	11	(4)
Williams NGL & Petchem Services
Gain on sale of unused pipe	—	—	(10)	—

(1)	Primarily relates to losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our Canadian operations.
ACMP Merger and Transition
Six months ended June 30, 2016
Selling, general, and administrative expenses includes $5 million for the six months ended June 30, 2016, associated with the ACMP Merger and transition. These costs are reflected within the Williams Partners segment.
Three and six months ended June 30, 2015
Selling, general, and administrative expenses includes $5 million and $34 million for the three and six months ended June 30, 2015, respectively, primarily related to professional advisory fees and employee transition costs associated with the ACMP Merger and transition. These costs are primarily reflected within the Williams Partners

Notes (Continued)

segment. Selling, general, and administrative expenses also includes $7 million and $13 million for the three and six months ended June 30, 2015, respectively, of general corporate expenses associated with integration and re-alignment of resources.
Operating and maintenance expenses includes $8 million and $12 million for the three and six months ended June 30, 2015, respectively, of transition costs reported from the ACMP Merger within the Williams Partners segment.
Interest incurred includes transaction-related financing costs of $2 million for the six months ended June 30, 2015, from the ACMP Merger.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at Williams Partners’ Geismar olefins plant. The incident rendered the facility temporarily inoperable (Geismar Incident). We received $126 million of insurance recoveries during the three and six months ended June 30, 2015, reported within the Williams Partners segment and reflected as gains in Net insurance recoveries - Geismar Incident.
Additional Items
Three and six months ended June 30, 2016
Service revenues have been reduced by $15 million for the six months ended June 30, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Williams Partners segment.
Selling, general, and administrative expenses includes $13 million and $19 million for the three and six months ended June 30, 2016, respectively, of costs associated with our evaluation of strategic alternatives within the Other segment. Selling, general, and administrative expenses also includes $11 million and $45 million for the three and six months ended June 30, 2016, respectively, of project development costs related to a proposed propane dehydrogenation facility in Alberta within the Williams NGL & Petchem Services segment. Beginning in the first quarter of 2016, these costs did not qualify for capitalization based on our strategy to limit further investment and either sell the project or obtain a partner to fund additional development.
Selling, general, and administrative expenses and Operating and maintenance expenses include $26 million for the six months ended June 30, 2016, in severance and other related costs associated with an approximate 10 percent reduction in workforce in the first quarter of 2016, primarily within the Williams Partners segment.
Other income (expense) – net below Operating income (loss) includes $18 million and $39 million for the three and six months ended June 30, 2016, respectively, for allowance for equity funds used during construction, primarily within the Williams Partners segment.
Three and six months ended June 30, 2015
Other income (expense) – net below Operating income (loss) includes $25 million and $44 million for the three and six months ended June 30, 2015, respectively, for allowance for equity funds used during construction, primarily within the Williams Partners segment. Other income (expense) – net below Operating income (loss) also includes a $14 million gain for the three and six months ended June 30, 2015, resulting from the early retirement of certain debt.

Notes (Continued)

Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Current:
Federal	$—	$—	$—	$—
State	—	1	—	1
Foreign	(1)	2	(1)	4
	(1)	3	(1)	5
Deferred:
Federal	(52)	73	(57)	98
State	(18)	(1)	(11)	2
Foreign	(74)	8	(74)	8
	(144)	80	(142)	108
Provision (benefit) for income taxes	$(145)	$83	$(143)	$113
The effective income tax rates for the three and six months ended June 30, 2016, are less than the federal statutory rate primarily due to a valuation allowance associated with impairments of foreign operations, the reversal of anticipatory foreign tax credits related to assets held for sale and the impact of the allocation of loss to nontaxable noncontrolling interests, partially offset by the effects of taxes on foreign operations and state income taxes. The foreign income tax provisions include the tax effect of a $341 million impairment associated with Williams Partners’ Canadian operations. (See Note 11 – Fair Value Measurements and Guarantees.)
The effective income tax rate for the three months ended June 30, 2015, is less than the federal statutory rate primarily due to the impact of the allocation of income to nontaxable noncontrolling interests, partially offset by taxes on foreign operations.
The effective income tax rate for the six months ended June 30, 2015, is greater than the federal statutory rate primarily due to a $14 million tax provision associated with an adjustment to the prior year taxable foreign income, taxes on foreign operations, and the effect of state income taxes, partially offset by the impact of the allocation of income to nontaxable noncontrolling interests.
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

Notes (Continued)

Note 6 – Earnings (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(405)	$114	$(470)	$184
Basic weighted-average shares	750,649	749,253	750,491	748,669
Effect of dilutive securities:
Nonvested restricted stock units	—	1,755	—	1,985
Stock options	—	1,750	—	1,732
Convertible debentures	—	17	—	17
Diluted weighted-average shares	750,649	752,775	750,491	752,403
Earnings (loss) per common share:
Basic	$(.54)	$.15	$(.63)	$.25
Diluted	$(.54)	$.15	$(.63)	$.24

Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Components of net periodic benefit cost:
Service cost	$13	$15	$27	$29
Interest cost	16	14	31	29
Expected return on plan assets	(21)	(18)	(42)	(37)
Amortization of net actuarial loss	7	10	15	21
Net actuarial loss from settlements	1	—	1	—
Net periodic benefit cost	$16	$21	$32	$42

Notes (Continued)

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$1	$—	$1	$1
Interest cost	2	2	4	4
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	(5)	(4)	(8)	(8)
Amortization of net actuarial loss	—	1	—	1
Reclassification to regulatory liability	1	1	2	2
Net periodic benefit cost (credit)	$(4)	$(3)	$(7)	$(6)
Amortization of prior service credit and net actuarial loss included in net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to regulatory assets/liabilities instead of other comprehensive income (loss). The amounts of amortization of prior service credit recognized in regulatory liabilities were $3 million for the three months ended June 30, 2016 and 2015, and $5 million for the six months ended June 30, 2016 and 2015.
During the six months ended June 30, 2016, we contributed $3 million to our pension plans and $3 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $61 million to our pension plans and approximately $4 million to our other postretirement benefit plans in the remainder of 2016.
Note 8 – Inventories

	June 30, 2016	December 31, 2015
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$53	$57
Materials, supplies, and other	69	70
	$122	$127

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
Northwest Pipeline retired $175 million of 7 percent senior unsecured notes that matured on June 15, 2016.
Commercial Paper Program
As of June 30, 2016, WPZ had $196 million of Commercial paper outstanding under its $3 billion commercial paper program with a weighted average interest rate of 1.27 percent.
Credit Facilities

	June 30, 2016
	Stated Capacity	Outstanding
	(Millions)
WMB
Long-term credit facility	$1,500	$1,115
Letters of credit under certain bilateral bank agreements		14
Letters of credit under sublimit		9
WPZ
Long-term credit facility (1)	3,500	1,425
Letters of credit under certain bilateral bank agreements		2
Short-term credit facility (2)	150	—

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program.

(2)	This facility expires August 24, 2016.

Note 10 – Stockholders’ Equity
The following table presents the changes in Accumulated other comprehensive income (loss) (AOCI) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2015	$(1)	$(103)	$(338)	$(442)
Other comprehensive income (loss) before reclassifications	—	68	(3)	65
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	8	8
Other comprehensive income (loss)	—	68	5	73
Balance at June 30, 2016	$(1)	$(35)	$(333)	$(369)

Notes (Continued)

Reclassifications out of AOCI are presented in the following table by component for the six months ended June 30, 2016:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	$(3)	Note 7 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	16	Note 7 – Employee Benefit Plans
Total pension and other postretirement benefits, before income taxes	13
Income tax benefit	(5)	Provision (benefit) for income taxes
Reclassifications during the period	$8
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2016:
Measured on a recurring basis:
ARO Trust investments	$87	$87	$87	$—	$—
Energy derivatives assets designated as hedging instruments	1	1	—	1	—
Energy derivatives assets not designated as hedging instruments	1	1	—	—	1
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	(1)	—	(5)
Additional disclosures:
Other receivables	13	15	13	—	2
Long-term debt, including current portion (1)	(25,178)	(24,572)	—	(24,572)	—
Guarantee	(29)	(14)	—	(14)	—

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$67	$67	$67	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	—	3	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Other receivables	12	30	10	2	18
Long-term debt, including current portion (1)	(23,987)	(19,606)	—	(19,606)	—
Guarantee	(29)	(16)	—	(16)	—
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2016 or 2015.
Additional fair value disclosures
Other receivables:  Other receivables primarily consists of margin deposits, which are reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items.
Other receivables also includes a receivable related to the sale of certain former Venezuela assets. The disclosed fair value of this receivable is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $2 million and $18 million at June 30, 2016 and December 31, 2015, respectively. We began accounting for the receivable under a cost recovery model in first-quarter 2015. Subsequently, we received payments greater than the carrying amount of the receivable and as a result, the carrying value of this receivable is zero at June 30, 2016 and December 31, 2015. We have the right to receive one remaining quarterly installment of $15 million plus interest.
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

Notes (Continued)

Nonrecurring fair value measurements
The following table presents impairments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy.

					Impairments
					Six Months Ended June 30,
	Classification	Segment	Date of Measurement	Fair Value	2016	2015
				(Millions)
Surplus equipment (1)	Property, plant, and equipment – net	Williams Partners	June 30, 2015	$17		$20
Canadian operations (2)	Assets held for sale	Williams Partners	June 30, 2016	924	$341
Canadian operations (2)	Assets held for sale	Williams NGL & Petchem Services	June 30, 2016	206	406
Certain gathering operations (3)	Property, plant, and equipment – net	Williams Partners	June 30, 2016	18	48
Level 3 fair value measurements of long-lived assets					795	20
Other impairments (4)					15	7
Impairment of long-lived assets					$810	$27

Equity-method investments (5)	Investments	Williams Partners	March 31, 2016	$1,294	$109
Other equity-method investment	Investments	Williams Partners	March 31, 2016	—	3
Impairment of equity-method investments					$112
______________

(1)	Relates to certain surplus equipment. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

(2)
We have previously announced that our business plan for 2016 includes the expectation of proceeds from planned asset sales and we initiated a marketing process regarding the potential sale of our Canadian operations (disposal group). We have received bids during the second quarter from potential purchasers and are in advanced negotiations regarding the sale of these operations. Given the maturation of this process during the second quarter, we have designated these operations as held for sale as of June 30, 2016. As a result, we measured the fair value of the disposal group, resulting in an impairment charge. The estimated fair value was determined by a market approach based primarily on inputs received in the marketing process and reflects our estimate of the potential assumed proceeds related to our Canadian operations. We expect to dispose of our Canadian operations through a sale during the second half of 2016. The following tables present the carrying amounts of the major classes of assets and liabilities included as part of the disposal group, which are presented within Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheet (and excludes certain insignificant assets held for sale that are not part of this disposal group).

Notes (Continued)

Carrying Amount
June 30, 2016
(Millions)
Assets (liabilities):
Current assets	$52
Property, plant, and equipment – net	1,687
Other noncurrent assets	138
Impairment of disposal group	(747)
$1,130

Current liabilities	(50)
Noncurrent liabilities	(129)
$(179)

The following table presents the results of operations for the disposal group, excluding the impairment noted above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Income (loss) before income taxes of disposal group	$(35)	$(5)	$(89)	$7
Income (loss) before income taxes of disposal group attributable to The Williams Companies, Inc.	(21)	(3)	(54)	4

(3)
Relates to the certain gathering assets within the Mid-Continent region. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

(4)
Reflects multiple individually insignificant impairments of other certain assets that may no longer be in use or are surplus in nature for which the fair value was determined to be zero or an insignificant salvage value.

(5)
Relates to Williams Partners’ equity-method investments in the Delaware basin gas gathering system and Laurel Mountain. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflected higher discount rates for both of these investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 13.0 percent to 13.3 percent and reflected increases in our cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.

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

Notes (Continued)

Regarding our previously described guarantee of WilTel’s lease performance, the maximum potential undiscounted exposure is approximately $32 million at June 30, 2016. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.
Note 12 – Contingent Liabilities
Reporting of Natural Gas-Related Information to Trade Publications
Direct and indirect purchasers of natural gas in various states filed an individual and class actions against us, our former affiliate WPX and its subsidiaries, and others alleging the manipulation of published gas price indices and seeking unspecified amounts of damages. Such actions were transferred to the Nevada federal district court for consolidation of discovery and pre-trial issues. We have agreed to indemnify WPX and its subsidiaries related to this matter.
In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. Farmland claims the order did not grant summary judgment for us and other similarly-situated defendants; we disagree, and we with other defendants have filed a motion for entry of judgment in our favor.
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
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant and rendered the facility temporarily inoperable. We are addressing the following matters in connection with the Geismar Incident.
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

Notes (Continued)

when we sold it to FHRA. We and FHRA made claims under the pollution liability insurance policy issued in connection with the sale of the North Pole refinery to FHRA. We and FHRA also filed claims against each other seeking, among other things, contractual indemnification alleging that the other party caused the sulfolane contamination.
In 2011, we and FHRA settled the James West claim. We and FHRA subsequently filed motions for summary judgment on the other’s claims. On July 8, 2014, the court dismissed all FHRA’s claims and entered judgment for us. On August 6, 2014, FHRA appealed the court’s decision to the Alaska Supreme Court, which heard oral arguments in October of 2015. The Supreme Court’s decision is expected during the third quarter of 2016.
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
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases in Texas, Pennsylvania, and Ohio based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We have also received subpoenas from the United States Department of Justice and the Pennsylvania Attorney General requesting documents relating to the agreements between us and our major customer and calculations of the major customer’s royalty payments. On December 9, 2015, the Pennsylvania Attorney General filed a civil suit against one of our major customers and us alleging breaches of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and on February 8, 2016, the Pennsylvania Attorney General filed an amended complaint in such civil suit, which omitted us as a party. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Our customer and the plaintiffs in those certain Texas cases in which we are named have reached a settlement, and therefore all claims asserted against us in the Texas cases are being fully dismissed with prejudice. Due to the preliminary status of the remaining cases, we are unable to estimate a range of potential loss at this time.
Shareholder Litigation
In July 2015, a purported shareholder of us filed a putative class and derivative action on behalf of us in the Court of Chancery of the State of Delaware. The action named as defendants certain members of our Board of Directors as

Notes (Continued)

well as WPZ, and named us as a nominal defendant. On December 4, 2015, the plaintiff filed an amended complaint, alleging that the preliminary proxy statement filed in connection with our proposed merger with Energy Transfer is false and misleading. As relief, the complaint requested, among other things, an injunction requiring us to make supplemental disclosures and an award of costs and attorneys’ fees. On December 9, 2015, we moved to dismiss the amended complaint in its entirety, and on March 7, 2016, the court granted our motion.
Between October 2015 and December 2015, purported shareholders of us filed six putative class action lawsuits in the Delaware Court of Chancery that were consolidated into a single suit on January 13, 2016. This consolidated putative class action lawsuit relates to our proposed merger with Energy Transfer. The complaint asserts various claims against the individual members of our Board of Directors, including that they breached their fiduciary duties by agreeing to sell us through an allegedly unfair process and for an allegedly unfair price and by allegedly failing to disclose allegedly material information about the merger. The complaint seeks, among other things, an injunction against the merger and an award of costs and attorneys’ fees. On March 22, 2016, the court granted the parties’ proposed order in the consolidated action to stay the proceedings pending the close of the transaction with Energy Transfer. A purported shareholder filed a separate class action lawsuit in the Delaware Court of Chancery on January 15, 2016. The putative class action complaint alleges that the individual members of our Board of Directors breached their fiduciary duties by, among other things, agreeing to the WPZ Merger Agreement, which purportedly reduced the merger consideration to be received in the subsequent proposed merger with Energy Transfer. The complaint seeks damages and an award of costs and attorneys’ fees. On April 22, 2016, the plaintiff filed an amended complaint pleading substantially the same claims for the same basic relief. On May 6, 2016, we requested the court dismiss the lawsuit.
Another putative class action lawsuit was filed in U.S. District Court in Delaware on January 19, 2016, but the plaintiff filed a notice for voluntary dismissal on March 7, 2016, which the court accepted.
Additionally a putative class action lawsuit in U.S. District Court in Oklahoma, filed January 14, 2016, that claimed that certain disclosures about the merger violate certain federal securities laws and that the defendants are liable for such violations, was dismissed on April 28, 2016, for failure to state a claim. The plaintiff, who was seeking injunctive relief, subsequently amended his complaint. On June 16, 2016, the parties entered into a settlement agreement resolving all claims in exchange for certain supplemental disclosures, and pursuant to which we agreed to pay the plaintiff’s fees and expenses capped at $170,000.
On March 7, 2016, a purported unitholder of WPZ filed a putative class action on behalf of certain purchasers of WPZ units in U.S. District Court in Oklahoma. The action names as defendants us, WPZ, Williams Partners GP LLC, Alan S. Armstrong, and Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer’s intention to pursue a purchase of us conditioned on us not closing the WPZ Merger Agreement when announcing the WPZ Merger Agreement. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. The plaintiff must file an amended complaint by August 31, 2016. We cannot reasonably estimate a range of potential loss at this time.
Litigation against Energy Transfer and related parties
On April 6, 2016, we filed suit in Delaware Chancery Court against Energy Transfer and LE GP, LLC alleging willful and material breaches of the Merger Agreement resulting from the private offering by Energy Transfer on March 8, 2016, of Series A Convertible Preferred Units (Special Offering) to certain Energy Transfer insiders and other accredited investors. The suit seeks, among other things, an injunction ordering the defendants to unwind the Special Offering and to specifically perform their obligations under the Merger Agreement. On April 19, 2016, we filed an amended complaint seeking the same relief. On May 3, 2016, Energy Transfer and LE GP, LLC filed an answer and counterclaims.
On April 6, 2016, we filed suit in the District Court of Dallas County, Texas, against Kelcy L. Warren, Energy Transfer’s largest unitholder, claiming that Mr. Warren tortiously interfered with the Merger Agreement by willfully, intentionally, and maliciously orchestrating the Special Offering with the purpose and effect of siphoning value to Mr. Warren and away from our stockholders and Energy Transfer’s other common unitholders, in breach of the Merger Agreement. The suit sought, among other things, compensatory and exemplary damages. On May 24, 2016, the court

Notes (Continued)

granted Mr. Warren’s motion to dismiss based on a stipulation that he would not contest personal jurisdiction on our claims in Delaware.
On May 13, 2016, we filed a separate complaint in Delaware Chancery Court against Energy Transfer, LE GP, LLC, and the other Energy Transfer affiliates that are parties to the Merger Agreement, alleging material breaches of the Merger Agreement for failing to cooperate and use necessary efforts to obtain a tax opinion required under the Merger Agreement (Tax Opinion) and for otherwise failing to use necessary efforts to consummate the ETC Merger. The suit seeks, among other things, a declaratory judgment and injunction preventing Energy Transfer from terminating or otherwise avoiding its obligations under the Merger Agreement due to any failure to obtain the Tax Opinion.
The Court of Chancery coordinated the Special Offering and Tax Opinion suits. On May 20, 2016, the Energy Transfer defendants filed amended affirmative defenses and verified counterclaims in the Special Offering and Tax Opinion suits, alleging certain breaches of the Merger Agreement by us and seeking, among other things, a declaration that we are not entitled to specific performance, that Energy Transfer may terminate the ETC Merger, and that Energy Transfer is entitled to a $1.48 billion termination fee. On June 24, 2016, following a two-day trial, the court issued a Memorandum Opinion and Order denying our requested relief in the Tax Opinion suit. The court did not rule on the substance of our claims related to the Special Offering or on the substance of Energy Transfer’s counterclaims. On June 27, 2016, we filed an appeal of the court’s decision with the Supreme Court of Delaware.
Opal 2014 Incident Subpoena
On July 14, 2016, our subsidiary, Williams Field Services Company, LLC (WFS), received a grand jury subpoena from the U.S. District Court for the District of Wyoming. The subpoena requests documents and information from WFS relating to, among other things, the April 23, 2014, explosion and fire at its natural gas processing facility in Lincoln County, Wyoming, near the town of Opal. We and WFS intend to cooperate fully with this investigation. It is not possible at this time to predict the outcome of this investigation, including whether the investigation will result in any action or proceeding against WFS, or to reasonably estimate any potential loss related thereto. We currently believe that this matter will not have a material adverse effect on our consolidated results of operations, financial position, or liquidity.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2016, we have accrued liabilities totaling $37 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for one hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its new rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a new standard of 70 parts per billion. We are monitoring the rule’s implementation and evaluating potential impacts to our operations. For these and other new regulations, we are unable to estimate the costs of asset additions or modifications necessary to comply due to

Notes (Continued)

uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2016, we have accrued liabilities of $6 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2016, we have accrued liabilities totaling $7 million for these costs.
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
At June 30, 2016, we have accrued environmental liabilities of $24 million related to these matters.
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
At June 30, 2016, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)

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
	(Millions)
Three Months Ended June 30, 2016
Segment revenues:
Service revenues
External	$1,193	$2	$7	$—	$1,202
Internal	17	—	4	(21)	—
Total service revenues	1,210	2	11	(21)	1,202
Product sales
External	520	14	—	—	534
Internal	—	—	—	—	—
Total product sales	520	14	—	—	534
Total revenues	$1,730	$16	$11	$(21)	$1,736

Three Months Ended June 30, 2015
Segment revenues:
Service revenues
External	$1,231	$1	$9	$—	$1,241
Internal	—	—	38	(38)	—
Total service revenues	1,231	1	47	(38)	1,241
Product sales
External	598	—	—	—	598
Internal	1	—	—	(1)	—
Total product sales	599	—	—	(1)	598
Total revenues	$1,830	$1	$47	$(39)	$1,839

Six Months Ended June 30, 2016
Segment revenues:
Service revenues
External	$2,415	$2	$14	$—	$2,431
Internal	21	—	15	(36)	—
Total service revenues	2,436	2	29	(36)	2,431
Product sales
External	948	17	—	—	965
Internal	—	—	—	—	—
Total product sales	948	17	—	—	965
Total revenues	$3,384	$19	$29	$(36)	$3,396

Six Months Ended June 30, 2015
Segment revenues:
Service revenues
External	$2,423	$1	$14	$—	$2,438
Internal	—	—	59	(59)	—
Total service revenues	2,423	1	73	(59)	2,438
Product sales
External	1,117	—	—	—	1,117
Internal	1	—	—	(1)	—
Total product sales	1,118	—	—	(1)	1,117
Total revenues	$3,541	$1	$73	$(60)	$3,555

June 30, 2016
Total assets	$47,294	$475	$822	$(467)	$48,124
December 31, 2015
Total assets	$47,870	$835	$850	$(535)	$49,020
_______________

(1)	Includes certain projects under development and thus nominal reported revenues to date.

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Modified EBITDA by segment:
Williams Partners	$604	$1,053	$1,559	$1,870
Williams NGL & Petchem Services	(429)	(3)	(467)	(8)
Other	(1)	(4)	—	(4)
	174	1,046	1,092	1,858
Accretion expense associated with asset retirement obligations for nonregulated operations	(8)	(9)	(15)	(15)
Depreciation and amortization expenses	(446)	(428)	(891)	(855)
Equity earnings (losses)	101	93	198	144
Impairment of equity-method investments	—	—	(112)	—
Other investing income (loss) – net	18	9	36	9
Proportional Modified EBITDA of equity-method investments	(191)	(183)	(380)	(319)
Interest expense	(298)	(262)	(589)	(513)
(Provision) benefit for income taxes	145	(83)	143	(113)
Net income (loss)	$(505)	$183	$(518)	$196

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing, and transportation; deepwater production handling and crude oil transportation services; an olefin production business, and is comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of June 30, 2016, we own approximately 60 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and IDRs.
Williams Partners' gas pipeline businesses consist primarily of Transco and Northwest Pipeline. The gas pipeline business also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 50 percent equity-method investment interest in Gulfstream and a 41 percent interest in Constitution (a consolidated entity), which is under development. As of December 31, 2015, Transco and Northwest Pipeline own and operate a combined total of approximately 13,600 miles of pipelines with a total annual throughput of approximately 4,136 Tbtu of natural gas and peak-day delivery capacity of approximately 15 MMdth of natural gas.
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
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in UEOM, a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, a 60 percent equity-method investment in Discovery, a 50 percent equity-method investment in OPPL, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
The midstream businesses also include our Canadian midstream operations, which are comprised of an oil sands offgas processing plant near Fort McMurray, Alberta and an NGL/olefin fractionation facility at Redwater, Alberta. As of June 30, 2016, these Canadian operations are considered held for sale (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
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
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain domestic olefins pipeline assets, a liquids extraction plant near Fort McMurray, Alberta, that began operations in March 2016, and a propane dehydrogenation facility under development in Canada. As of June 30, 2016, these Canadian operations are considered held for sale (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our Annual Report on Form 10-K dated February 26, 2016.
Dividends
In June 2016, we paid a regular quarterly dividend of $0.64 per share, which was 8 percent higher than the same period last year.
On August 1, 2016, we announced that we expect to reduce our quarterly dividend to $0.20 per share.
Overview of Six Months Ended June 30, 2016
Net income (loss) attributable to The Williams Companies, Inc., for the six months ended June 30, 2016, decreased $654 million compared to the six months ended June 30, 2015, reflecting impairment charges associated with certain equity-method investments and long-lived assets, the absence of $126 million of insurance recoveries, increased depreciation and amortization expense primarily due to depreciation on new projects placed in service, higher interest incurred, and an unfavorable change in net income attributable to noncontrolling interests driven by the impact of reduced incentive distributions from WPZ associated with the termination of the WPZ Merger Agreement. These declines were partially offset by the favorable impacts of an increase in olefins margins associated with our Geismar plant and higher equity earnings at Discovery related to the completion of the Keathley Canyon Connector in 2015. See additional discussion in Results of Operations.
Energy Transfer Merger Agreement
On September 28, 2015, we entered into an Agreement with Energy Transfer and certain of its affiliates. The Merger Agreement provided that, subject to the satisfaction of customary closing conditions, we would be merged with and into the newly formed ETC, with ETC surviving the ETC Merger. The general terms of the Merger Agreement were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
ETC filed its initial Form S-4 registration statement on November 24, 2015, and on May 25, 2016,the Form S-4 was declared “effective” by the SEC. On June 9, 2016, the United States Federal Trade Commission cleared the ETC Merger subject to certain conditions that we and Energy Transfer agreed to undertake, to be satisfied following a closing of the ETC Merger, including the sale of certain assets.
On April 6, 2016, we announced that we have commenced litigation against Energy Transfer, in response to the private offering by Energy Transfer of Series A Convertible Preferred Units that Energy Transfer disclosed on March 9, 2016.
On May 3, 2016, Energy Transfer and LE GP, LLC (the general partner for Energy Transfer) filed an answer and counterclaim. The counterclaim asserts that we materially breached our obligations under the Merger Agreement.

Management’s Discussion and Analysis (Continued)

On May 13, 2016, we announced that we filed a separate action in the Delaware Court of Chancery seeking a declaratory judgment and injunction preventing Energy Transfer from terminating or otherwise avoiding its obligations under the Merger Agreement by asking the Court to prohibit Energy Transfer from relying on either (i) any failure to close the transaction by the “Outside Date” of June 28, 2016 (Outside Date) or (ii) any failure to obtain a Section 721(a) tax opinion from Latham & Watkins LLP (Energy Transfer’s outside counsel) (Latham), as a basis for Energy Transfer to avoid fulfilling its obligation to close the proposed transactions with us. We alleged that Energy Transfer breached the Merger Agreement through a pattern of delay and obstruction designed to allow Energy Transfer to avoid its contractual commitments.
On May 20, 2016, Energy Transfer filed its affirmative defenses and counterclaim and sought, among other things, a declaratory judgment that, in the event Latham failed to deliver the Section 721(a) tax opinion prior to the Outside Date, Energy Transfer would be entitled to terminate the Merger Agreement without liability due to the failure of a closing condition. Energy Transfer also asserted that we breached the Merger Agreement, due to our Board of Directors modifying or qualifying its approval and recommendation of the ETC Merger in addition to other alleged breaches.
On June 17, 2016, our Board of Directors declared a special dividend in the amount of $0.10 per share of our common stock, pursuant to the terms of the Merger Agreement. The special dividend was contingent on the consummation of the ETC Merger and would be payable to our holders of record at the close of business on the last business day prior to the closing of the ETC Merger.
On June 24, 2016, the Delaware Court of Chancery issued an opinion finding that Energy Transfer is contractually entitled to terminate its Merger Agreement with us in the event Latham was unable to deliver the required Section 721(a) tax opinion prior to the Outside Date in the Merger Agreement.
On June 27, 2016, our stockholders voted to approve the Merger Agreement and the transactions contemplated thereby. We also filed papers commencing an appeal in the Delaware Supreme Court of the Delaware Court of Chancery's June 24, 2016 ruling relating to the Merger Agreement.
On June 29, 2016, Energy Transfer announced that Latham had advised Energy Transfer that it was unable to deliver the Section 721(a) tax opinion as of the Outside Date. Energy Transfer subsequently provided us written notice terminating the Merger Agreement, citing the alleged failure of conditions under the Merger Agreement. (See Note 12 – Contingent Liabilities of Notes to Consolidated Financial Statements.)
Williams recognizes the practical fact that ETE has refused to close the merger. Williams has concluded that it is in the best interests of its stockholders to seek, among other remedies, monetary damages from ETE for its breaches. So, while taking appropriate actions to enforce its rights and deliver benefits of the Merger Agreement to its stockholders, Williams will renew its focus on connecting the best natural gas supplies to the best markets.
Termination of WPZ Merger Agreement
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we would have acquired all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (WPZ Merger Agreement).
On September 28, 2015, prior to our entry into the Merger Agreement, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Merger Agreement. Under the terms of the Termination Agreement, we were required to pay a $428 million termination fee to WPZ, of which we currently own approximately 60 percent, including the interests of the general partner and IDRs. Such termination fee settled through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The distributions from WPZ in November 2015, February 2016, and May 2016 were reduced by $209 million, $209 million, and $10 million, respectively, related to this termination fee.

Management’s Discussion and Analysis (Continued)

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
Horizon liquids extraction plant
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
Volatile Commodity Prices
NGL per-unit margins were approximately 24 percent lower in the first six months of 2016 compared to the same period of 2015. The primary drivers for the six-month comparative period decrease was a 17 percent decline in per-unit non-ethane prices and a change in the relative mix of NGL products produced, which has shifted to a higher proportion of lower-margin ethane products. The decrease in per-unit non-ethane prices was partially offset by an approximately 30 percent decline in per-unit natural gas feedstock prices. NGL per-unit margins were approximately 29 percent higher for the quarter ending June 30, 2016, compared to the quarter ending March 31, 2016. The improvement in NGL per-unit margins between the second and first quarter of 2016 was due to a 39 percent improvement in non-ethane prices in the quarter ending June 30, 2016, compared to the quarter ending March 31, 2016.
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
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16
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
Company Outlook
Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in North America. We seek to accomplish this through further developing our scale positions in current key markets and basins and entering new demand driven growth markets and basins where we can become the large-scale service provider. We will continue to maintain a strong commitment to safety, environmental stewardship, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe and reliable service to our customers and an attractive return to our shareholders.
We expect commodity prices to remain challenged and costs of capital to remain sharply higher for the remainder of 2016 as compared to 2015. Anticipating these conditions, our business plan for 2016 includes significant reductions in capital investment and expenses, including the workforce reductions previously discussed in Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements, from our previous plans. In addition, we expect proceeds from the planned sale of our Canadian operations during 2016.
Our growth capital and investment expenditures in 2016 are expected to total $1.9 billion. Approximately $1.3 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining non-interstate pipeline growth capital spending in 2016 primarily reflects investment in gathering and processing systems limited to known new producer volumes, including volumes that support Transco expansion projects in addition to wells drilled and completed

Management’s Discussion and Analysis (Continued)

awaiting connecting infrastructure. We also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
As previously discussed, we have announced a quarterly dividend of $0.20 per share, or $0.80 annually, beginning with the third-quarter of 2016. Additionally, WPZ expects to implement a distribution reinvestment program (DRIP) in which we plan to participate. This dividend level will allow us to reinvest through the DRIP program, which is expected to enhance WPZ’s ability to maintain its distribution, while providing the partnership with the flexibility to reduce debt and maintain its investment grade ratings.

Fee-based businesses are a significant component of our portfolio and serve to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities are being impacted by lower energy commodity prices, which are affecting our gathering volumes. The credit profiles of certain of our producer customers are increasingly challenged by the current market conditions. These conditions may ultimately result in a further reduction of our gathering volumes. Such reductions as well as further or prolonged declines in energy commodity prices may also result in noncash impairments of our assets.
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
In 2016, we anticipate our operating results will include increases from our fee-based businesses placed in service in 2015 and those anticipated to be placed in service in 2016, increases in our olefins volumes associated with a full year of operations at our Geismar plant following its 2015 repair and expansion, and lower operating and general and administrative expenses associated with cost reduction initiatives.
Potential risks and obstacles that could impact the execution of our plan include:

•	Downgrade of our credit ratings and associated increase in cost of borrowings;

•	Higher cost of capital and/or limited availability of capital due to a change in our financial condition, interest rates, and/or market or industry conditions;

•	Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;

•	Lower than anticipated proceeds from planned asset sales;

•	Lower than anticipated energy commodity prices and margins;

•	Lower than anticipated volumes from third parties served by our midstream business;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

Management’s Discussion and Analysis (Continued)

•	Changes in the political and regulatory environments including the risk of delay in permits needed for regulatory projects;

•	Lower than expected distributions, including IDRs, from WPZ;

•	Unexpected delay or inability to execute the DRIP;

•	General economic, financial markets, or further industry downturn;

•	Lower than expected levels of cash flow from operations;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Reduced availability of insurance coverage.

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
Oak Grove Expansion
We plan to expand our processing capacity at our Oak Grove facility by adding a second 200 MMcf/d cryogenic natural gas processing plant, which, based on our customers’ needs, is expected to be placed into service in 2020.
Gathering System Expansion
We will continue to expand the gathering systems in the Marcellus and Utica shale regions that are needed to meet our customers’ production plans. The expansion of the gathering infrastructure includes additional compression and gathering pipeline to the existing system.
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC’s denial of the certification and filed an action in federal court seeking a declaration that the State of New York’s authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law. (See Note 2 - Variable Interest Entities of Notes to Consolidated Financial Statements). We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 126-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the target

Management’s Discussion and Analysis (Continued)

in-service date has been revised to as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded.
Garden State
In April 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to increase capacity by 180 Mdth/d. We plan to place the initial phase of the project into service during the first half of 2017 and the remaining portion in the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals.
Norphlet Project
In March 2016, we announced that we have reached an agreement to provide deepwater gas gathering services to the Appomattox development in the Gulf of Mexico. The project will provide offshore gas gathering services to our existing Transco lateral, which will provide transmission services onshore to our Mobile Bay processing facility. We also plan to make modifications to our Main Pass 261 Platform to install an alternate delivery route from the platform, as well as modifications to our Mobile Bay processing facility. The project is scheduled to go into service during the fourth quarter of 2019.
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project (Hillabee). The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a proposed new interconnection with the Sabal Trail project in Alabama. Hillabee will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We plan to place the initial phases of Hillabee into service as early as the second quarter of 2017 and during the second quarter of 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
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
New York Bay Expansion
In July 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 115 Mdth/d.

Management’s Discussion and Analysis (Continued)

Rock Springs
In March 2015, we received approval from the FERC to expand Transco’s existing natural gas transmission system from New Jersey to a proposed generation facility in Maryland. We placed the project into service on August 1, 2016 and it increased capacity by 192 Mdth/d.
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
Virginia Southside II
In July 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey and Station 165 in Virginia to a new lateral extending from our Brunswick Lateral in Virginia. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 250 Mdth/d.
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
Williams NGL & Petchem Services
Canadian PDH Facility
We continued developing a project to construct a PDH facility in Alberta for the production of polymer-grade propylene. The new PDH facility would produce approximately 1.1 billion pounds annually. In the first quarter of 2016, we decided to substantially slow the pace of development activities, limit further investment, and proceed with a strategy to either sell the project or obtain a partner to fund additional development. We discontinued capitalization of the project development costs beginning in 2016 and the project is included within assets held for sale as of June 30, 2016 (see Note 11 - Fair Value Measurements of Notes to Consolidated Financial Statements).
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
Critical Accounting Estimates
Goodwill

During the first quarter of 2016, we observed a decline in WMB’s stock price and WPZ’s unit price and increases in equity yields within the midstream industry. This served to increase our estimates of discount rates. Accordingly, as of March 31, 2016, we performed a qualitative interim assessment of the goodwill, all of which is reported within the West reporting unit. The estimated fair value of the West reporting unit significantly exceeded its carrying amount

Management’s Discussion and Analysis (Continued)

at the end of the first quarter and no impairment of goodwill was recognized. For purposes of this measurement, the book basis of the reporting unit was reduced by the associated deferred tax liabilities.

We did not perform an interim assessment at the end of the second quarter of 2016 as WPZ’s weighted-average cost of capital and equity yields of comparable midstream businesses, which drive discount rates, decreased compared to last quarter and no additional indicators of potential impairment were present.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.

Equity-Method Investments
In response to declining market conditions in the first quarter of 2016, we assessed whether the carrying amounts of certain of our equity-method investments exceeded their fair value. As a result, we recognized other-than-temporary impairment charges of $59 million and $50 million in the first-quarter related to our equity-method investments in the Delaware basin gas gathering system (DBJV) and Laurel Mountain (LMM), respectively. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter analysis reflected higher discount rates for both DBJV and LMM, along with lower natural gas prices for LMM.

We estimated the fair value of these investments using an income approach and discount rates ranging from 13.0 percent to 13.3 percent. These discount rates considered variables unique to each business area, including equity yields of comparable midstream businesses, expectations for future growth and customer performance considerations.

We estimated that an overall increase in the discount rates utilized of 50 basis points would have resulted in additional impairment charges on our at-risk equity-method investments of approximately $104 million.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements.

During second quarter the discount rates decreased significantly and no impairments were recognized.

At June 30, 2016, our Consolidated Balance Sheet includes approximately $7.1 billion of investments that are accounted for under the equity-method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, we compare our estimate of the fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.

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

Management’s Discussion and Analysis (Continued)

•	Significant delays in or lack of producer development or significant declines in producer volumes in markets served by investees;

•	Significant delays in or failure to complete significant growth projects of investees.
Constitution Pipeline Capitalized Project Costs
As of June 30, 2016, Property, plant, and equipment, at cost in our Consolidated Balance Sheet includes approximately $389 million of capitalized project costs for Constitution, for which WPZ is the construction manager and owns a 41 percent consolidated interest. In December 2014, we received approval from the FERC to construct and operate this jointly owned pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the certification and filed an action in federal court seeking a declaration that the State of New York's authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law.

As a result of the denial by the NYSDEC, we evaluated the capitalized project costs for impairment as of March 31, 2016, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYSDEC and construction of the pipeline, as well as a scenario where the project does not proceed. We continue to monitor the capitalized project costs associated with Constitution for potential impairment.
Long-lived Assets
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
During the second quarter of 2016, we evaluated an asset group within our Williams Partners segment for impairment as a result of an increased likelihood of gas gathering contract restructuring with certain producers and lower volume projections. Our assessment included probability-weighted scenarios of undiscounted future cash flows that considered variables including terms of our current contract, as well as potential revised terms of a restructured contract, counterparty performance, and pricing assumptions. This assessment resulted in the undiscounted cash flows slightly exceeding the approximate $1.6 billion carrying value of the asset group and no impairment was recorded. The use of different judgments and assumptions associated with the measurement variables noted, particularly the assumed contractual terms, expected volumes, and rates, could result in reduced levels of future cash flows which could result in a significant impairment.
Also, during the second quarter of 2016, certain Mid-Continent gas gathering systems were assessed for impairment due to a potential disposition of those systems in the future. Based on market observed information for these gas gathering systems, these assets were written down to their fair value. As a result, we recognized a pre-tax impairment of $48 million in the Williams Partners segment.
We have previously announced that our business plan for 2016 includes the expectation of proceeds from planned asset sales, and we initiated a marketing process regarding the potential sale of our Canadian operations including a PDH facility under development. We have received bids during the second quarter from potential purchasers and are in advanced negotiations regarding the sale of these operations. Given the maturation of this process during the second quarter, we have designated these operations as held for sale at June 30, 2016 (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements). As a result, we measured the fair value of these assets,

Management’s Discussion and Analysis (Continued)

resulting in pre-tax impairment charges of $341 million and $406 million in our Williams Partners and Williams NGL & Petchem Services segments, respectively, during the second quarter of 2016. The estimated fair value was determined by a market approach based primarily on inputs received in the marketing process and reflects our estimate of the potential assumed proceeds related to our Canadian operations. Future changes to the estimated or ultimate sales proceeds may result in changes to the level of impairments or a gain or loss on the sale.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change*	% Change*	2016	2015	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,202	$1,241	-39	-3%	$2,431	$2,438	-7	—%
Product sales	534	598	-64	-11%	965	1,117	-152	-14%
Total revenues	1,736	1,839			3,396	3,555
Costs and expenses:
Product costs	401	494	+93	+19%	719	956	+237	+25%
Operating and maintenance expenses	394	437	+43	+10%	785	824	+39	+5%
Depreciation and amortization expenses	446	428	-18	-4%	891	855	-36	-4%
Selling, general, and administrative expenses	158	174	+16	+9%	379	370	-9	-2%
Net insurance recoveries – Geismar Incident	—	(126)	-126	-100%	—	(126)	-126	-100%
Impairment of long-lived assets	802	24	-778	NM	810	27	-783	NM
Other (income) expense – net	23	16	-7	-44%	38	30	-8	-27%
Total costs and expenses	2,224	1,447			3,622	2,936
Operating income (loss)	(488)	392			(226)	619
Equity earnings (losses)	101	93	+8	+9%	198	144	+54	+38%
Impairment of equity-method investments	—	—	—	—%	(112)	—	-112	NM
Other investing income (loss) – net	18	9	+9	+100%	36	9	+27	NM
Interest expense	(298)	(262)	-36	-14%	(589)	(513)	-76	-15%
Other income (expense) – net	17	34	-17	-50%	32	50	-18	-36%
Income (loss) before income taxes	(650)	266			(661)	309
Provision (benefit) for income taxes	(145)	83	+228	NM	(143)	113	+256	NM
Net income (loss)	(505)	183			(518)	196
Less: Net income (loss) attributable to noncontrolling interests	(100)	69	+169	NM	(48)	12	+60	NM
Net income (loss) attributable to The Williams Companies, Inc.	$(405)	$114			$(470)	$184

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2016 vs. three months ended June 30, 2015
Service revenues decreased primarily due to a decrease at Gulfstar One related to lower volumes, including the impact of suspending operations to facilitate the tie-in of the Gunflint expansion, and lower fee revenues in Ohio Valley Midstream primarily due to continued producer shut-ins and lower rates. These decreases were partially offset by an increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2015 and 2016.
Product sales decreased due to reduced marketing revenues primarily associated with lower NGL volumes and prices, lower olefin sales, and lower revenues from our equity NGLs primarily due to a decrease in per-unit prices, partially offset by slightly higher volumes. The decrease in olefin sales reflects lower revenues from our RGP Splitter and our Canadian operations, mostly driven by lower volumes due primarily to the shut-down and evacuation of our liquids extraction plant because of the wild fires in the Fort McMurray area during May and June, as well as a longer period of planned maintenance in 2016 and lower per-unit propylene prices at the RGP Splitter. These decreases were partially offset by an increase in olefin sales associated with the Geismar plant operating at higher production levels in 2016 and the Horizon liquids extraction plant coming on-line in March 2016.
The decrease in Product costs includes lower marketing purchases primarily due to lower volumes and per-unit costs, lower olefin feedstock purchases, and lower natural gas purchases associated with the production of equity NGLs primarily due to lower natural gas prices, partially offset by higher volumes. The decline in olefin feedstock purchases is primarily due to lower per-unit feedstock costs and lower volumes at our RGP Splitter, partially offset by higher costs at our Geismar plant that has operated at higher production levels in 2016 and our new Horizon liquids extraction plant.
Operating and maintenance expenses reflect decreases in primarily labor-related and outside service costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts, as well as the absence of ACMP transition-related costs recognized in 2015, partially offset by higher general maintenance and pipeline testing at Transco.
Depreciation and amortization expenses increased primarily due to depreciation on new assets placed in-service, including Transco pipeline projects and the Horizon liquids extraction plant.
Selling, general, and administrative expenses decreased primarily due to lower labor-related costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts, as well as the absence of ACMP transition-related costs recognized in 2015, partially offset by certain project development costs associated with the Canadian PDH facility that we began expensing in 2016.
Net insurance recoveries – Geismar Incident decreased reflecting the absence of $126 million of insurance proceeds received in the second quarter of 2015.
Impairment of long-lived assets reflects 2016 impairments of our Canadian operations and certain Mid-Continent assets (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements). Impairments recognized in 2015 relate primarily to surplus equipment write-offs.
Operating income (loss) changed unfavorably primarily due to impairments of long-lived assets in 2016, the absence of insurance proceeds received in the second quarter of 2015 and lower service revenues, partially offset by lower operating and maintenance and general and administrative expenses primarily associated with cost containment efforts.
Other investing income (loss) – net reflects higher interest income associated with a receivable related to the sale of certain former Venezuela assets. (See Note 3 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense increased due to higher Interest incurred of $28 million primarily attributable to new debt issuances in 2016 and 2015 as well as lower Interest capitalized of $8 million primarily related to construction projects that have been placed into service, partially offset by lower interest due to 2015 and 2016 debt retirements. (See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Other income (expense) – net below Operating income (loss) changed unfavorably primarily due to the absence of a $14 million gain on early debt retirement in 2015 and a decrease in allowance for equity funds used during construction (AFUDC) due to decreased spending on Constitution.
Provision (benefit) for income taxes changed favorably primarily due to lower pretax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is due to lower operating results at WPZ and Gulfstar One.
Six months ended June 30, 2016 vs. six months ended June 30, 2015
Service revenues slightly decreased primarily due to a decrease at Gulfstar One related to lower volumes, including the impact of suspending operations in order to facilitate the tie-in of the Gunflint expansion, and a decrease in storage revenues at Transco. Partially offsetting these decreases are higher revenues associated with expansion projects placed in service in 2015 and 2016.
Product sales decreased due to reduced marketing revenues primarily associated with lower prices across most products and lower volumes, as well as a reduction in revenues from our equity NGLs mainly related to a decrease in NGL prices. Partially offsetting these decreases are higher olefin sales from our Geismar plant reflecting increased volumes as a result of the plant operating at higher production levels in 2016 and the Horizon liquids extraction plant coming online in March 2016, partially offset by lower olefin sales from our RGP Splitter and our Canadian operations associated with lower volumes and per-unit sales prices.
The decrease in Product costs includes lower marketing purchases primarily associated with a decline in per-unit costs across most products and lower volumes, reduced natural gas purchases associated with the production of equity NGLs mostly due to lower natural gas prices, and lower olefin feedstock purchases. The decline in olefin feedstock purchases is primarily associated with lower per-unit prices and volumes at the RGP Splitter, partially offset by an increase in olefin feedstock purchases at our Geismar plant reflecting increased volumes resulting from higher production levels in 2016 and our new Horizon liquids extraction plant.
Operating and maintenance expenses decreased due to lower labor-related and outside service costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts, as well as the absence of ACMP transition related costs recognized in 2015, partially offset by $14 million of severance and related costs recognized in 2016 associated with workforce reductions and higher general maintenance and pipeline testing at Transco.
Depreciation and amortization expenses increased primarily due to depreciation on new assets placed in-service, including Transco pipeline projects and the Horizon liquids extraction plant.
Selling, general, and administrative expenses increased primarily due to certain project development costs associated with the Canadian PDH facility that we began expensing in 2016, as well as $12 million of severance and related costs recognized in 2016 associated with workforce reductions and $12 million of higher costs associated with our evaluation of strategic alternatives. These increases were significantly offset by lower merger and transition costs associated with the ACMP Merger and lower labor-related costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts.
Net insurance recoveries – Geismar Incident decreased reflecting the absence of $126 million of insurance proceeds received in the second quarter of 2015.
Impairment of long-lived assets reflects 2016 impairments of our Canadian operations and certain Mid-Continent assets (see Note 11 – Fair Value Measurements and Guarantees). Impairments recognized in 2015 relate primarily to surplus equipment write-offs.
Other (income) expense – net within Operating income (loss) includes an unfavorable change primarily related to losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and

Management’s Discussion and Analysis (Continued)

liabilities within our Canadian operations, which was substantially offset by a $10 million gain on the sale of unused pipe in 2016.
Operating income (loss) changed unfavorably primarily due to impairments of long-lived assets in 2016, the absence of insurance proceeds received in the second quarter of 2015, expensed Canadian PDH facility project development costs, and higher depreciation expenses related to new projects placed in service. These decreases were partially offset by higher olefin margins related to the Geismar plant operating at higher production levels, lower costs related to the merger and integration of ACMP, and lower operating and maintenance and general and administrative expenses partly associated with cost containment efforts.
Equity earnings (losses) changed favorably primarily due to a $26 million increase at Discovery related to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, OPPL increased $10 million, UEOM contributed $9 million, and Laurel Mountain contributed $9 million.
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
Interest expense increased due to higher Interest incurred of $61 million primarily attributable to new debt issuances in 2016 and 2015 as well as lower Interest capitalized of $15 million primarily related to construction projects that have been placed into service, partially offset by lower interest due to 2015 and 2016 debt retirements. (See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income (loss) changed unfavorably primarily due to the absence of a $14 million gain on early debt retirement in 2015 and a decrease in AFUDC due to decreased spending on Constitution.
Provision (benefit) for income taxes changed favorably primarily due to lower pretax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to lower operating results at WPZ and Gulfstar One. These changes are significantly offset by the impact of decreased income allocated to the WPZ general partner driven by the impact of reduced incentive distributions from WPZ associated with the termination of the WPZ Merger Agreement and the absence of the accelerated amortization of a beneficial conversion feature from the first quarter of 2015.
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

Management’s Discussion and Analysis (Continued)

Williams Partners

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Service revenues	$1,210	$1,231	$2,436	$2,423
Product sales	520	599	948	1,118
Segment revenues	1,730	1,830	3,384	3,541

Product costs	(393)	(494)	(710)	(957)
Other segment costs and expenses	(528)	(568)	(1,093)	(1,132)
Net insurance recoveries – Geismar Incident	—	126	—	126
Impairment of long-lived assets	(396)	(24)	(402)	(27)
Proportional Modified EBITDA of equity-method investments	191	183	380	319
Williams Partners Modified EBITDA	$604	$1,053	$1,559	$1,870

NGL margin	$40	$37	$74	$81
Olefin margin	74	61	145	70
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Modified EBITDA decreased primarily due to higher impairments, the absence of insurance recoveries associated with the Geismar Incident, and lower service revenues. These increases were partially offset by lower operating and maintenance and general and administrative expenses.
The decrease in Service revenues is primarily due to a $34 million decrease at Gulfstar One related to lower volumes, including the impact of suspending operations in order to facilitate the tie-in of the Gunflint expansion, and lower fee revenues in Ohio Valley Midstream primarily due to continued producer shut-ins and lower rates. These decreases were partially offset by a $19 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2015 and 2016 and to $17 million of new transportation and fractionation revenue associated with Williams NGL & Petchem’s Horizon liquids extraction plant, which was placed into service in March 2016.
The decrease in Product sales includes:

•	A $41 million decrease in marketing revenues primarily due to lower NGL volumes and prices (more than offset in marketing purchases);

•	A $16 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA;

•
An $11 million decrease in olefin sales reflecting a $22 million decrease from our RGP Splitter and a $17 million decrease from our Canadian operations, partially offset by $28 million in higher sales from our Geismar plant. The decrease in sales for Canada and the RGP Splitter are primarily due to lower volumes, as well as 20 percent lower propylene prices at the RGP Splitter. Canadian volumes declined due to the shut-down and evacuation of our liquids extraction plant because of wild fires in the Fort McMurray area during May and June, as well as a longer period of planned maintenance in 2016. The increase in sales at the Geismar plant is due to a $62 million increase in volumes as the plant is operating at higher production levels in 2016 than in 2015, partially offset by $34 million in primarily lower ethylene prices;

•
A $5 million decrease in revenues from our equity NGLs primarily due to a $12 million decrease associated with lower NGL prices, partially offset by a $7 million increase associated with higher volumes.

Management’s Discussion and Analysis (Continued)

The decrease in Product costs includes:

•	A $45 million decrease in marketing purchases primarily due to lower NGL volumes and per-unit costs (substantially offset in marketing revenues);

•
A $24 million decrease in olefin feedstock purchases primarily comprised of $36 million lower costs at our RGP Splitter, partially offset by $16 million in higher cost at our Geismar plant. The decrease in costs at our RGP Splitter is due to $24 million in lower per-unit costs and $12 million in lower volumes. The increase in purchases at our Geismar plant is comprised of $21 million in higher volumes resulting from the plant’s higher production levels in 2016 than in 2015, partially offset by $5 million in lower ethane per-unit prices;

•	A $16 million decrease in system management gas costs (offset in Product sales);

•
An $8 million decrease in natural gas purchases associated with the production of equity NGLs reflecting a decrease of $64 million due to lower natural gas prices, partially offset by a $56 million increase associated with higher volumes.

The decrease in Other segment costs and expenses is primarily due to lower operating and maintenance expenses and general and administrative expenses reflecting decreases in primarily labor-related and outside services costs resulting from our first-quarter 2016 workforce reductions and ongoing cost containment efforts, as well as lower ACMP Merger and transition-related expenses of $13 million. These increases are partially offset by the absence of a $14 million gain recognized in second-quarter 2015 resulting from the early retirement of certain debt and by higher general maintenance and pipeline testing at Transco.
Net insurance recoveries – Geismar Incident decreased reflecting the absence of $126 million of insurance proceeds received in the second quarter of 2015.
Impairment of long-lived assets increased primarily due to 2016 impairments of $341 million associated with our Canadian operations and $48 million associated with certain gathering assets, partially offset by the absence of $20 million of impairment charges associated with certain surplus equipment within our Ohio Valley Midstream business recognized in 2015. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Six months ended June 30, 2016 vs. six months ended June 30, 2015
Modified EBITDA decreased primarily due to higher impairments and the absence of insurance recoveries associated with the Geismar Incident. These increases were partially offset by higher olefin margins associated with resuming our Geismar operations, higher earnings related to our equity-method investments, including the completion of the Keathley Canyon Connector at Discovery in the first quarter of 2015, and lower segment costs and expenses. Additionally, higher service revenues related to projects placed in service improved Modified EBITDA.
The increase in Service revenues is primarily due to a $55 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2015 and 2016, partially offset by lower volume-based transportation services revenues and $21 million of new transportation and fractionation revenue associated with Williams NGL & Petchem’s Horizon liquids extraction plant, which was placed into service in March 2016. These increases were partially offset by a $42 million decrease in Eastern Gulf Coast fee revenues primarily related to lower volumes at Gulfstar One, including the impact of suspending operations in order to facilitate the tie-in of the Gunflint expansion and 2016 producers’ operational issues, as well as a $15 million decrease in Transco’s storage revenue related to potential refunds associated with a ruling received in certain rate case litigation in 2016.
The decrease in Product sales includes:

•	A $162 million decrease in marketing revenues primarily due to lower NGL, crude oil, and natural gas prices and lower NGL and crude oil volumes (more than offset in marketing purchases);

Management’s Discussion and Analysis (Continued)

•	A $28 million decrease in revenues from our equity NGLs due to a $45 million decrease associated with lower NGL prices, partially offset by a $17 million increase associated with higher volumes;

•	A $22 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA;

•
A $54 million increase in olefin sales comprised of a $124 million increase from our Geismar plant that returned to service in late March 2015, partially offset by a $41 million decrease from our RGP Splitter and a $29 million decrease in our Canadian operations. The increase at Geismar includes $213 million associated with increased volumes as a result of the plant operating at higher production levels in 2016 than when production resumed in March 2015, partially offset by $89 million in lower per-unit sales prices. The decrease in olefin sales associated with the RGP Splitter and our Canadian operations are associated with both lower volumes and lower per-unit sales prices.

The decrease in Product costs includes:

•	A $173 million decrease in marketing purchases primarily due to lower per-unit costs and lower volumes(substantially offset in marketing revenues);

•	A $22 million decrease in system management gas costs (offset in Product sales);

•
A $21 million decrease in natural gas purchases associated with the production of equity NGLs reflecting a decrease of $119 million due to lower natural gas prices, partially offset by a $98 million increase associated with higher volumes;

•
A $21 million decrease in olefin feedstock purchases is primarily comprised of $67 million in lower purchases at our RGP splitter, partially offset by $52 million of higher purchases due to increased volumes at our Geismar plant resulting from higher production levels. The lower costs at the RGP splitter are comprised of $51 million in lower per-unit feedstock costs and $16 million in lower propylene volumes.

The decrease in Other segment costs and expenses is primarily due to lower operating and maintenance expenses and general and administrative expenses reflecting decreases in primarily labor-related and outside services costs resulting from our first-quarter 2016 workforce reductions and ongoing cost containment efforts, as well as lower ACMP Merger and transition-related expenses of $41 million. These decreases are partially offset by $25 million of severance and related costs associated with workforce reductions incurred in the first quarter of 2016, a $15 million unfavorable change in foreign currency exchange that primarily relates to losses incurred on foreign currency transactions and the remeasurement of the U.S. dollar-denominated current assets and liabilities within our Canadian operations, and the absence of a $14 million gain recognized in second-quarter 2015 resulting from the early retirement of certain debt.
Net insurance recoveries – Geismar Incident decreased reflecting the absence of $126 million of insurance proceeds received in the second quarter of 2015.
Impairment of long-lived assets increased primarily due to 2016 impairments of $341 million associated with our Canadian operations and $48 million associated with certain gathering assets, partially offset by the absence of $20 million of impairment charges associated with certain surplus equipment within our Ohio Valley Midstream business recognized in 2015. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to a $28 million increase from Discovery primarily associated with higher fee revenues attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, UEOM contributed $12 million associated with higher volumes and an increase in our ownership percentage, Caiman II contributed $12 million resulting from higher volumes due to assets placed into service in 2015, OPPL contributed $10 million primarily due to higher Bakken transportation volumes, and Laurel Mountain contributed $10 million primarily due to the absence of impairments incurred during

Management’s Discussion and Analysis (Continued)

2015. These increases were partially offset by a $12 million decrease from Appalachian Midstream Investments primarily due to lower fee revenues driven by lower rates.
Williams NGL & Petchem Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Service revenues	$2	$1	$2	$1
Product sales	14	—	17	—
Segment revenues	16	1	19	1

Product costs	(7)	—	(9)	—
Other segment costs and expenses	(32)	(4)	(69)	(9)
Impairment of long-lived assets	(406)	—	(408)	—
Williams NGL & Petchem Services Modified EBITDA	$(429)	$(3)	$(467)	$(8)

Three months ended June 30, 2016 vs. three months ended June 30, 2015
The increase in Product sales and Product costs is primarily due to the Horizon liquids extraction plant coming online in March 2016.
The unfavorable change in Other segment costs and expenses relates primarily to $17 million of transportation and fractionation fees related to the Redwater fractionation facility and $11 million of certain project development costs associated with the Canadian PDH facility that we began expensing in 2016. (See Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
Impairment of long-lived assets reflects the 2016 impairment of our Canadian operations as these assets are held for sale as of June 30, 2016. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Six months ended June 30, 2016 vs. six months ended June 30, 2015
The increase in Product sales and Product costs is primarily due to the Horizon liquids extraction plant coming online in March 2016.
The unfavorable change in Other segment costs and expenses primarily relates to $45 million of certain project development costs associated with the Canadian PDH facility that we began expensing in 2016. (See Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements.) Additionally, costs include $21 million of transportation and fractionation fees related to the Redwater fractionation facility. These increases in costs were partially offset by a $10 million gain on the sale of unused pipe.
Impairment of long-lived assets primarily reflects the 2016 impairment of our Canadian operations as these assets are held for sale as of June 30, 2016. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Other Modified EBITDA	$(1)	$(4)	$—	$(4)
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Modified EBITDA improved primarily due to the absence of $9 million of ACMP merger and transition related costs incurred in the second quarter of 2015, partially offset by a $6 million increase in costs related to our evaluation of strategic alternatives.
Six months ended June 30, 2016 vs. six months ended June 30, 2015
Modified EBITDA improved primarily due to a decrease in ACMP merger and transition related costs of $14 million, partially offset by a $12 million increase in costs related to our evaluation of strategic alternatives.

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, dividends and distributions, debt service payments, and tax payments, while maintaining a sufficient level of liquidity. In particular, as previously discussed in Company Outlook, our expected growth capital and investment expenditures total approximately $1.9 billion in 2016. We retain the flexibility to adjust planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities. In addition, we expect proceeds from the planned sale of our Canadian operations during 2016.
As previously discussed, we expect to reduce our quarterly dividend to $0.20.
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
WPZ is expected to fund its cash needs through its cash flows from operations, its credit facilities and/or commercial paper program, and its access to capital markets (including issuances under its equity distribution agreement), as well as Transco’s January 2016 debt issuance described further below, and planned asset sales. WPZ also expects to establish a distribution reinvestment program (DRIP).
We intend to reinvest approximately $1.7 billion into WPZ through 2017, funded primarily by our reduced quarterly cash dividend which will allow us to annually retain approximately $1.3 billion for reinvestment. We plan to reinvest $500 million into WPZ in 2016, including $250 million in the third quarter via a private purchase of common units with the balance reinvested via the DRIP. The remaining $1.2 billion is planned to be reinvested in 2017 via the DRIP.
We anticipate the more significant uses of cash to be:

•	Working capital requirements;

•	Maintenance and expansion capital and investment expenditures;

•	Interest on our long-term debt;

Management’s Discussion and Analysis (Continued)

•	Repayment of current debt maturities;

•	Investment in WPZ through its DRIP;

•	Quarterly dividends to our shareholders.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of June 30, 2016, we had a working capital deficit (current liabilities, inclusive of $196 million in Commercial paper outstanding and $786 million in Long-term debt due within one year, in excess of current assets) of $395 million. Our available liquidity is as follows:

	June 30, 2016
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents	$101	$34	$135
Capacity available under our $1.5 billion credit facility (1)		376	376
Capacity available to WPZ under its $3.5 billion credit facility, less amounts outstanding under its $3 billion commercial paper program (2)	1,879		1,879
Capacity available to WPZ under its short-term credit facility (3)	150		150
	$2,130	$410	$2,540

(1)
Through June 30, 2016, the highest amount outstanding under our credit facility during 2016 was $1.224 billion. At June 30, 2016, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under this facility as of July 29, 2016, was $401 million.

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. Through June 30, 2016, the highest amount outstanding under WPZ’s commercial paper program and credit facility during 2016 was $1.856 billion. At June 30, 2016, WPZ was in compliance with the financial covenants associated with this credit facility. See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on WPZ’s commercial paper program. Borrowing capacity available under WPZ’s $3.5 billion credit facility as of July 29, 2016, was $1.888 billion.

(3)	Borrowing capacity available under this facility as of July 29, 2016, was $150 million. This facility expires on August 24, 2016.
On September 24, 2015, WPZ received a special distribution of $396 million from Gulfstream reflecting its proportional share of the proceeds from new debt issued by Gulfstream. The new debt was issued to refinance Gulfstream’s debt maturities. Subsequently, WPZ contributed $248 million and $148 million to Gulfstream for its proportional share of amounts necessary to fund debt maturities of $500 million due on November 1, 2015, and $300 million due on June 1, 2016, respectively.
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
We were required to pay a $428 million termination fee to WPZ, associated with the Termination Agreement (as described in Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements), which settled through a reduction of quarterly incentive distributions we are entitled to receive from WPZ

Management’s Discussion and Analysis (Continued)

(such reduction not to exceed $209 million per quarter). The November 2015, February 2016, and May 2016 distributions from WPZ were reduced by $209 million, $209 million, and $10 million, respectively, related to this termination fee.
Debt Issuances and Retirements
Northwest Pipeline retired $175 million of 7 percent senior unsecured notes that matured on June 15, 2016.
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
In February 2015, WPZ filed a shelf registration statement, as a well-known seasoned issuer and WPZ also filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $1 billion. These sales are to be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price, or at negotiated prices. Such sales are to be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for their own accounts as principals. From February 2015 through June 30, 2016, WPZ has received net proceeds of approximately $59 million from equity issued under this registration.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating

WMB:	S&P Global Ratings	Watch Negative	BB	BB
	Moody’s Investors Service	Ratings Under Review For Downgrade	Ba1	N/A
	Fitch Ratings	Rating Watch Negative	BB+	N/A

WPZ:	S&P Global Ratings	Negative	BBB-	BBB-
	Moody’s Investors Service	Negative	Baa3	N/A
	Fitch Ratings	Stable	BBB-	N/A

Considering our current credit ratings as of June 30, 2016, we estimate that we could be required to provide up to $56 million in additional collateral of either cash or letters of credit with third parties under existing contracts. At the present time, we have not provided any additional collateral to third parties but no assurance can be given that we will not be requested to provide collateral in the future. As of June 30, 2016, we estimate that a downgrade to a rating below investment grade for WPZ could require it to provide up to $455 million in additional collateral with third parties.

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash
The following table summarizes the increase (decrease) in cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
	(Millions)
Net cash provided (used) by:
Operating activities	$1,464	$1,483
Financing activities	(669)	483
Investing activities	(746)	(2,002)
Increase (decrease) in cash and cash equivalents	$49	$(36)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Impairment of equity-method investments, Provision (benefit) for deferred income taxes, and Impairment of and net (gain) loss on sale of Property, plant, and equipment. Our Net cash provided (used) by operating activities in 2016 decreased from 2015 primarily due to the impact of lower operating income and net unfavorable changes in operating working capital, partially offset by cash received related to Hillabee (see Expansion Projects).
Financing activities
Significant transactions include:

•	$304 million in 2016 of net payments of WPZ’s commercial paper;

•	$942 million in 2015 of net proceeds from WPZ’s commercial paper;

•	$998 million in 2016 and $2.992 billion in 2015 net received from WPZ’s debt offerings;

•	$375 million in 2016 and $1.533 billion in 2015 paid on WPZ’s debt retirements;

•	$1.565 billion in 2016 and $895 million in 2015 received from our credit facility borrowings;

•	$1.1 billion in 2016 and $915 million in 2015 paid on our credit facility borrowings;

•	$1.94 billion in 2016 and $1.832 billion in 2015 received from WPZ’s credit facility borrowings;

•	$1.825 billion in 2016 and $2.472 billion in 2015 paid on WPZ’s credit facility borrowings;

•	$961 million in 2016 and $876 million in 2015 paid for quarterly dividends on common stock;

•	$478 million in 2016 and $462 million in 2015 paid for dividends and distributions to noncontrolling interests;

•	$148 million in 2016 paid in contribution to Gulfstream for repayment of debt;

•	$22 million in 2016 and $57 million in 2015 received in contributions from noncontrolling interests.

Management’s Discussion and Analysis (Continued)

Investing activities
Significant transactions include:

•	Capital expenditures of $1.069 billion in 2016 and $1.654 billion in 2015;

•	$112 million in 2015 paid to purchase a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale;

•	Purchases of and contributions to our equity-method investments of $122 million in 2016 and $483 million in 2015;

•	Distributions from unconsolidated affiliates in excess of cumulative earnings of $261 million in 2016 and $122 million in 2015.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2016.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located in Canada. Substantially all of these foreign operations have been classified as held for sale at June 30, 2016. Net assets of our foreign operations were approximately $951 million and $1.4 billion at June 30, 2016 and December 31, 2015, respectively. These investments have the potential to impact our financial position due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the functional currency against the U.S. dollar would have changed Total stockholders’ equity by approximately $107 million and $179 million at June 30, 2016 and December 31, 2015, respectively. Any local currency proceeds associated with the anticipated sale of these operations would also be exposed to fluctuations in foreign currency exchange rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Environmental
Certain reportable legal proceedings involving governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment are described below. While it is not possible for us to predict the final outcome of the proceedings which are still pending, we do not anticipate a material effect on our consolidated financial position if we receive an unfavorable outcome in any one or more of such proceedings.
In November 2013, we became aware of deficiencies with the air permit for the Fort Beeler gas processing facility located in West Virginia. We notified the EPA and the West Virginia Department of Environmental Protection and worked to bring the Fort Beeler facility into full compliance. On April 26, 2016, the EPA executed a consent order resolving various air permitting and emissions issues requiring payment of $140,000 in civil penalties which was paid on May 13, 2016. We do not anticipate penalties being imposed by the West Virginia Department of Environmental Protection.
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
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, include certain risk factors that could materially affect our business, financial condition, or future results. The risk factors listed below pertaining to the ETC Merger are no longer applicable:

•	The pendency of the proposed ETC Merger could adversely affect our business and operations.

•	There can be no assurance when or even if the proposed ETC Merger will be completed.

•	The Merger Agreement contains provisions that could discourage a potential competing acquirer of us or could result in any competing proposal being at a lower price than it might otherwise be.

•	The integration of our business following the proposed ETC Merger will involve considerable risks and may not be successful.

•	Stockholder litigation could prevent or delay the closing of the proposed ETC Merger or otherwise negatively impact our business and operations.

•
We have filed lawsuits against ETE, LE GP, LLC and Kelcy L. Warren in relation to ETE’s private offering and issuance of Series A Convertible Preferred Units (Convertible Units). If we are unsuccessful in our lawsuits, our current stockholders may not realize all of the anticipated benefits contemplated by the Merger Agreement and may be disadvantaged relative to the holders of the Convertible Units.

Our remaining risk factors are supplemented as set forth below:
Following ETE’s termination of and failure to close the ETC Merger, perceived uncertainties concerning our strategic direction may have an adverse effect on our business.
We may suffer from the lingering effects of ETE’s termination of and failure to close the ETC Merger including, among other circumstances, perceived uncertainties as to our future strategic direction. Such uncertainties may harm our ability to attract investors in order to raise capital, impact our existing and potential relationships with customers and strategic partners, result in the loss of business opportunities and make it more difficult to attract and retain qualified personnel. Such uncertainties could also depress our stock price.
Possible actions by stockholders to gain control of our board of directors may have negative effects on the Company.
We recently extended the deadline for stockholders to nominate candidates to stand for election to our board of directors at our 2016 annual meeting until the close of business on August 25, 2016. It is possible that some of our stockholders could launch a proxy contest in an attempt to gain control of our board of directors. A proxy contest would require us to incur significant legal fees and proxy solicitation expenses. A proxy contest would also require our management and board of directors to spend significant time on matters relating to such proxy contest which time might otherwise be spent on conducting our business.

Litigation pertaining to the ETC Merger, including litigation related to ETE’s termination of and failure to close the ETC Merger, may negatively impact our business and operations.
We have incurred and may continue to incur additional costs in connection with the prosecution, defense or settlement of the currently pending and any future litigation relating to the ETC Merger or ETE’s termination of and failure to close the ETC Merger. Such litigation includes, among other litigation matters, litigation brought by stockholders of us and unitholders of WPZ related to the ETC Merger and/or Williams’ termination of the merger agreement with WPZ. Such litigation also includes the on-going litigation against ETE and its affiliates that is on appeal in the Delaware Supreme Court and in which ETE has asserted counterclaims against us. We continue to believe that our lawsuit against ETE and its affiliates is an enforcement of our rights under the Merger Agreement and that this lawsuit is designed to deliver to our stockholders benefits under the Merger Agreement. We cannot predict the outcome of these litigations. Such litigations may also create a distraction for our management team and board of directors and require time and attention. In addition, any litigation relating to the ETC Merger or ETE’s termination of and failure to close the ETC Merger could, among other things, adversely affect our financial condition and results of operations.

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
Termination Agreement and Release, dated as of September 28, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P. and WPZ GP LLC (filed on September 28, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

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
August 2, 2016

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
Termination Agreement and Release, dated as of September 28, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P. and WPZ GP LLC (filed on September 28, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

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