Form 10-Q
period 2016-09-30
WILLIAMS COMPANIES INC
filed 2016-10-31
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 27, 2016
Common Stock, $1 par value	750,837,361

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

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether WPZ will produce sufficient cash flows to provide the level of cash distributions, including incentive distribution rights (IDRs), that we expect;

•	Whether we are able to pay current and expected levels of dividends;

•	Whether we will be able to effectively execute our financing plan including the receipt of anticipated levels of proceeds from planned asset sales;

•	Availability of supplies, including lower than anticipated volumes from third parties served by our midstream business, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 and in Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q.

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
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2016, we account for as an equity-method investment, including principally the following:
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
DRIP: Distribution Reinvestment Program
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

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,247	$1,239	$3,678	$3,677
Product sales	658	560	1,623	1,677
Total revenues	1,905	1,799	5,301	5,354
Costs and expenses:
Product costs	461	426	1,180	1,382
Operating and maintenance expenses	394	403	1,179	1,227
Depreciation and amortization expenses	435	432	1,326	1,287
Selling, general, and administrative expenses	177	177	556	547
Net insurance recoveries – Geismar Incident	—	—	—	(126)
Impairment of long-lived assets	1	2	811	29
Other (income) expense – net	92	3	130	33
Total costs and expenses	1,560	1,443	5,182	4,379
Operating income (loss)	345	356	119	975
Equity earnings (losses)	104	92	302	236
Impairment of equity-method investments	—	(461)	(112)	(461)
Other investing income (loss) – net	28	18	64	27
Interest incurred	(304)	(280)	(916)	(831)
Interest capitalized	7	17	30	55
Other income (expense) – net	20	20	52	70
Income (loss) before income taxes	200	(238)	(461)	71
Provision (benefit) for income taxes	69	(65)	(74)	48
Net income (loss)	131	(173)	(387)	23
Less: Net income (loss) attributable to noncontrolling interests	70	(133)	22	(121)
Net income (loss) attributable to The Williams Companies, Inc.	$61	$(40)	$(409)	$144
Amounts attributable to The Williams Companies, Inc.:
Basic earnings (loss) per common share:
Net income (loss)	$.08	$(.05)	$(.55)	$.19
Weighted-average shares (thousands)	750,754	749,824	750,579	749,059
Diluted earnings (loss) per common share:
Net income (loss)	$.08	$(.05)	$(.55)	$.19
Weighted-average shares (thousands)	751,858	749,824	750,579	752,621
Cash dividends declared per common share	$.20	$.64	$1.48	$1.81

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Net income (loss)	$131	$(173)	$(387)	$23
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes.	2	6	2	6
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes.	—	(4)	—	(4)
Foreign currency translation activities:
Foreign currency translation adjustments, net of taxes of ($25) and ($37) in 2016 and $14 and $24 in 2015, respectively.	(49)	(74)	50	(159)
Reclassification into earnings upon sale of foreign entities, net of taxes of ($36) in 2016.	119	—	119	—
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $0 and $1 in 2016 and $1 and $2 and 2015, respectively.	(1)	—	(3)	(2)
Net actuarial gain (loss) arising during the year, net of taxes of $2.	—	—	(3)	—
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($3) and ($9) in 2016 and ($5) and ($13) in 2015, respectively.	5	7	15	21
Other comprehensive income (loss)	76	(65)	180	(138)
Comprehensive income (loss)	207	(238)	(207)	(115)
Less: Comprehensive income (loss) attributable to noncontrolling interests	108	(157)	91	(175)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$99	$(81)	$(298)	$60
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2016	December 31, 2015
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$77	$100
Trade accounts and other receivables (net of allowance of $5 at September 30, 2016 and $3 at December 31, 2015)	854	1,041
Deferred income tax assets	38	42
Inventories	120	127
Other current assets and deferred charges	538	217
Total current assets	1,627	1,527
Investments	7,084	7,336
Property, plant, and equipment, at cost	38,461	39,039
Accumulated depreciation and amortization	(10,198)	(9,460)
Property, plant, and equipment – net	28,263	29,579
Intangible assets – net of accumulated amortization	9,752	10,017
Regulatory assets, deferred charges, and other	562	561
Total assets	$47,288	$49,020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$619	$744
Accrued liabilities	1,059	1,078
Commercial paper	2	499
Long-term debt due within one year	785	176
Total current liabilities	2,465	2,497
Long-term debt	23,932	23,812
Deferred income tax liabilities	4,271	4,218
Regulatory liabilities, deferred income, and other	2,396	2,268
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 785 million shares issued at September 30, 2016 and 784 million shares issued at December 31, 2015)	785	784
Capital in excess of par value	14,930	14,807
Retained deficit	(9,483)	(7,960)
Accumulated other comprehensive income (loss)	(331)	(442)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	4,860	6,148
Noncontrolling interests in consolidated subsidiaries	9,364	10,077
Total equity	14,224	16,225
Total liabilities and equity	$47,288	$49,020
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2015	$784	$14,807	$(7,960)	$(442)	$(1,041)	$6,148	$10,077	$16,225
Net income (loss)	—	—	(409)	—	—	(409)	22	(387)
Other comprehensive income (loss)	—	—	—	111	—	111	69	180
Cash dividends – common stock	—	—	(1,111)	—	—	(1,111)	—	(1,111)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(715)	(715)
Stock-based compensation and related common stock issuances, net of tax	1	40	—	—	—	41	—	41
Changes in ownership of consolidated subsidiaries, net	—	71	—	—	—	71	(113)	(42)
Contributions from noncontrolling interests	—	—	—	—	—	—	27	27
Other	—	12	(3)	—	—	9	(3)	6
Net increase (decrease) in equity	1	123	(1,523)	111	—	(1,288)	(713)	(2,001)
Balance – September 30, 2016	$785	$14,930	$(9,483)	$(331)	$(1,041)	$4,860	$9,364	$14,224
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$(387)	$23
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,326	1,287
Provision (benefit) for deferred income taxes	(74)	41
Impairment of equity-method investments	112	461
Impairment of and net (gain) loss on sale of assets and businesses	867	35
Amortization of stock-based awards	55	65
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	172	374
Inventories	(7)	76
Other current assets and deferred charges	(11)	(6)
Accounts payable	(16)	(137)
Accrued liabilities	124	(16)
Other, including changes in noncurrent assets and liabilities	(79)	(117)
Net cash provided (used) by operating activities	2,082	2,086
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(499)	727
Proceeds from long-term debt	5,708	6,885
Payments of long-term debt	(4,966)	(5,563)
Proceeds from issuance of common stock	8	27
Dividends paid	(1,111)	(1,356)
Dividends and distributions paid to noncontrolling interests	(715)	(704)
Contributions from noncontrolling interests	27	85
Payments for debt issuance costs	(8)	(33)
Special distribution from Gulfstream	—	396
Contribution to Gulfstream for repayment of debt	(148)	—
Other – net	(1)	42
Net cash provided (used) by financing activities	(1,705)	506
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,577)	(2,425)
Net proceeds from dispositions	29	3
Proceeds from sale of businesses, net of cash divested	712	—
Purchases of businesses, net of cash acquired	—	(112)
Purchases of and contributions to equity-method investments	(132)	(529)
Distributions from unconsolidated affiliates in excess of cumulative earnings	341	251
Other – net	227	105
Net cash provided (used) by investing activities	(400)	(2,707)
Increase (decrease) in cash and cash equivalents	(23)	(115)
Cash and cash equivalents at beginning of year	100	240
Cash and cash equivalents at end of period	$77	$125
_____________
(1) Increases to property, plant, and equipment	$(1,468)	$(2,311)
Changes in related accounts payable and accrued liabilities	(109)	(114)
Capital expenditures	$(1,577)	$(2,425)

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
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II), a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery), a 50 percent equity-method investment in Overland Pass Pipeline, LLC (OPPL), and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 45 percent interest in multiple gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
The midstream businesses also include our Canadian midstream operations, which are comprised of an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility at Redwater, Alberta. In September 2016, we completed the sale of our Canadian operations. (See Note 2 – Divestiture.)
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain domestic olefins pipeline assets, a liquids extraction plant near Fort McMurray, Alberta, that began operations in March 2016, and a propane dehydrogenation facility under development in Canada. In September 2016, we completed the sale of our Canadian operations. (See Note 2 – Divestiture.)
Other
Other includes other business activities that are not operating segments, as well as corporate operations.
Basis of Presentation
Consolidated master limited partnership
As of September 30, 2016, we own approximately 60 percent of the interests in WPZ, a variable interest entity (VIE) (see Note 3 – Variable Interest Entities), including the interests of the general partner, which are wholly owned by us, and IDRs.
In August 2016, WPZ completed an equity issuance of 6,975,446 common units sold to us in a private placement transaction for an aggregate purchase price of approximately $250 million. In addition, we contributed the proportionate share necessary to maintain our 2 percent general partner interest.
WPZ is self-funding and maintains separate lines of bank credit and cash management accounts and also has a commercial paper program. (See Note 9 – Debt and Banking Arrangements.) Cash distributions from WPZ to us, including any associated with our IDRs, occur through the normal partnership distributions from WPZ to all partners.

Notes (Continued)

Significant risks and uncertainties
At the end of the third quarter of 2016, we became aware of changes involving certain of DBJV’s customer contracts, which impacted our estimates of DBJV’s future cash flows. As such, we evaluated this investment for impairment at September 30, 2016, and through the date of this filing, and determined that no impairment was necessary. The carrying value of our investment in DBJV at September 30, 2016, is $964 million.
We estimated the fair value of this investment using an income approach. The computations considered our estimate of the future cash flows associated with the underlying business. We have recently entered into initial discussions with the system operator regarding the terms and economic assumptions of these contract changes. Depending upon the outcome of these discussions, we may not approve of the contract changes and it is possible that we could exercise our rights pursuant to the operating agreement and move to arbitration proceedings to address these contracts and other matters potentially impacting the future cash flows of DBJV. As a result, it is reasonably possible that the ultimate outcome could adversely affect our estimates of future cash flows and could ultimately result in a future impairment of our investment in DBJV.
Accounting standards issued but not yet adopted
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. The new standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The new standard requires a retrospective transition. We are evaluating the impact of the new standard on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact of the new standard on our consolidated financial statements.
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

Notes (Continued)

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
Note 2 – Divestiture
In September 2016, we completed the sale of subsidiaries conducting Canadian operations, including subsidiaries of WPZ, (such subsidiaries, the disposal group), for total consideration of $1.02 billion, including $712 million of cash proceeds, net of $31 million of cash divested and subject to customary working capital adjustments. The total consideration also includes $243 million of escrowed proceeds expected to be fully received in late 2016 or early 2017 pending clearance by the Canadian Revenue Agency, and $81 million of other contingent consideration, both reflected in Other current assets and deferred charges in the Consolidated Balance Sheet. In connection with the sale, we agreed to waive $150 million of incentive distributions otherwise payable by WPZ to us in the fourth quarter of 2016 in recognition of certain affiliate contracts wherein WPZ’s Canadian operations provided services to certain of our other businesses. We used the cash proceeds from the transactions to reduce borrowings on credit facilities.
The other contingent consideration primarily relates to proceeds deposited into an escrow account pending the buyer’s receipt of certain governmental incentives being pursued. Our estimate of the fair value of this contingent consideration reflects management’s probability-weighted scenarios of the buyer being awarded the associated incentives prior to a March 31, 2017, end-date specified in the sales agreement. The loss on sale will be impacted in future periods by the ultimate disposition of the escrowed proceeds, either being adjusted to reflect the receipt of the actual amount of proceeds or increased to reflect the derecognition of the associated asset in the event that the buyer is not awarded the incentives by March 31, 2017.
During the second quarter of 2016, we designated these operations as held for sale. As a result, we measured the fair value of the disposal group as of June 30, 2016, resulting in an impairment charge of $747 million, reflected in Impairment of long-lived assets in the Consolidated Statement of Operations. (See Note 11 – Fair Value Measurements and Guarantees.) We recorded an additional loss of $65 million upon completion of the sale, primarily reflecting revisions to the sales price and estimated contingent consideration and including a $15 million benefit related to transactions to hedge our foreign currency exchange risk on the Canadian proceeds, during the third quarter of 2016 reflected in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Operations. The total loss consists of a loss of $32 million at Williams Partners and $33 million at Williams NGL & Petchem Services.

Notes (Continued)

The following table presents the results of operations for the disposal group, excluding the impairment and loss noted above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Income (loss) before income taxes of disposal group	$(9)	$6	$(98)	$13
Income (loss) before income taxes of disposal group attributable to The Williams Companies, Inc.	(16)	6	(95)	11

Note 3 – Variable Interest Entities
On January 1, 2016, we adopted ASU 2015-02 “Amendments to the Consolidation Analysis," which eliminated certain presumptions related to a general partner interest in a master limited partnership. As a result of adopting this new accounting standard, our consolidated master limited partnership is now a VIE. We are the primary beneficiary of WPZ because we have the power to direct the activities that most significantly impact WPZ’s economic performance.
The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of WPZ and/or its subsidiaries, and which comprise a significant portion of our consolidated assets and liabilities.

	September 30, 2016	December 31, 2015	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$68	$73	Cash and cash equivalents
Trade accounts and other receivables – net	837	1,026	Trade accounts and other receivables – net,
Inventories	120	127	Inventories
Other current assets	379	190	Other current assets and deferred charges
Investments	7,084	7,336	Investments
Property, plant and equipment – net	27,839	28,593	Property, plant and equipment – net
Intangible assets – net	9,751	10,016	Intangible assets – net of accumulated amortization
Regulatory assets, deferred charges, and other noncurrent assets	458	479	Regulatory assets, deferred charges, and other
Accounts payable	(592)	(625)	Accounts payable
Accrued liabilities including current asset retirement obligations	(801)	(757)	Accrued liabilities
Commercial paper	(2)	(499)	Commercial paper
Long-term debt due within one year	(785)	(176)	Long-term debt due within one year
Long-term debt	(18,918)	(19,001)	Long-term debt
Deferred income tax liabilities	(17)	(119)	Deferred income tax liabilities
Noncurrent asset retirement obligations	(792)	(857)	Regulatory liabilities, deferred income, and other
Regulatory liabilities, deferred income and other noncurrent liabilities	(1,314)	(1,066)	Regulatory liabilities, deferred income, and other

Notes (Continued)

The assets and liabilities presented in the table above also include the consolidated interests of the following individual VIEs within WPZ:
Gulfstar One
WPZ owns a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar One’s economic performance. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be completed in two phases. The first phase went into service in July of 2016 and the second phase is expected to go into service in the fourth quarter of 2016. The current estimate of the total remaining construction cost for the expansion project is approximately $19 million, which is expected to be funded with revenues received from customers and capital contributions from WPZ and the other equity partner on a proportional basis.
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
In December 2014, we received approval from the Federal Energy Regulatory Commission to construct and operate the Constitution pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the certification and filed an action in federal court seeking a declaration that the State of New York's authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law. In light of the NYSDEC's denial of the water quality certification and the actions taken to challenge the decision, the project in-service date is targeted as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $381 million on a consolidated basis at September 30, 2016, and are included within Property, plant, and equipment, at cost in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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

Notes (Continued)

Note 4 – Investing Activities
Investing Income
The three and nine months ended September 30, 2016, includes a $27 million gain from the sale of an equity-method investment interest in a gathering system that was part of WPZ’s Appalachia Midstream Investments within the Williams Partners segment.
During the third quarter of 2015, we recognized a loss of $16 million within Equity earnings (losses) in the Consolidated Statement of Operations associated with our share of underlying property impairments at certain of the Appalachia Midstream Investments. This item is reported within the Williams Partners segment.
Impairments
The nine months ended September 30, 2016, includes $59 million and $50 million of other-than-temporary impairment charges related to WPZ’s equity-method investments in DBJV and Laurel Mountain, respectively (see Note 11 – Fair Value Measurements and Guarantees) within the Williams Partners segment.
During the third quarter of 2015, we recognized other-than-temporary impairment charges of $458 million and $3 million related to WPZ’s equity-method investments in DBJV and certain of the Appalachia Midstream Investments, respectively (see Note 11 – Fair Value Measurements and Guarantees.) These items are reported within the Williams Partners segment.
Interest income and other
The nine months ended September 30, 2016, includes $36 million, and the three and nine months ended September 30, 2015, includes $18 million and $27 million, respectively, of income associated with payments received on a receivable related to the sale of certain former Venezuela assets reflected in Other investing income (loss) – net in the Consolidated Statement of Operations. Although the carrying amount of the receivable is zero, there is one remaining payment due to us (see Note 11 – Fair Value Measurements and Guarantees).
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

Notes (Continued)

Note 5 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Williams Partners
Amortization of regulatory assets associated with asset retirement obligations	$8	$8	$25	$25
Accrual of regulatory liability related to overcollection of certain employee expenses	6	5	19	15
Project development costs related to Constitution (see Note 3)	11	—	19	—
Net foreign currency exchange (gains) losses (1)	—	(4)	11	(8)
Loss on sale of Canadian operations (see Note 2)	32	—	32	—
Williams NGL & Petchem Services
Gain on sale of unused pipe	—	—	(10)	—
Loss on sale of Canadian operations (see Note 2)	33	—	33	—

(1)
Primarily relates to gains and losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our former Canadian operations (See Note 2 – Divestiture.)

ACMP Merger and Transition
Nine months ended September 30, 2016
Selling, general, and administrative expenses includes $5 million for the nine months ended September 30, 2016, associated with the ACMP Merger and transition. These costs are reflected within the Williams Partners segment.
Three and nine months ended September 30, 2015
Selling, general, and administrative expenses includes $1 million and $35 million for the three and nine months ended September 30, 2015, respectively, primarily related to professional advisory fees and employee transition costs associated with the ACMP Merger and transition. These costs are primarily reflected within the Williams Partners segment. Selling, general, and administrative expenses also includes $7 million and $20 million for the three and nine months ended September 30, 2015, respectively, of general corporate expenses associated with integration and re-alignment of resources.
Operating and maintenance expenses includes $10 million for the nine months ended September 30, 2015, of transition costs reported from the ACMP Merger within the Williams Partners segment.
Interest incurred includes transaction-related financing costs of $2 million for the nine months ended September 30, 2015, from the ACMP Merger.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at Williams Partners’ Geismar olefins plant. The incident rendered the facility temporarily inoperable (Geismar Incident). We received $126 million of insurance recoveries during the nine months ended September 30, 2015, reported within the Williams Partners segment and reflected as gains in Net insurance recoveries - Geismar Incident.

Notes (Continued)

Additional Items
Three and nine months ended September 30, 2016
Service revenues have been reduced by $15 million for the nine months ended September 30, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Williams Partners segment.
Selling, general, and administrative expenses includes $21 million and $40 million for the three and nine months ended September 30, 2016, respectively, of costs associated with our evaluation of strategic alternatives and related costs within Other. Selling, general, and administrative expenses also includes $16 million and $61 million for the three and nine months ended September 30, 2016, respectively, of project development costs related to a proposed propane dehydrogenation facility in Alberta within the Williams NGL & Petchem Services segment. Beginning in the first quarter of 2016, these costs did not qualify for capitalization based on our strategy to limit further investment and either sell the project or obtain a partner to fund additional development.
Selling, general, and administrative expenses and Operating and maintenance expenses include $26 million for the nine months ended September 30, 2016, in severance and other related costs associated with an approximate 10 percent reduction in workforce in the first quarter of 2016, primarily within the Williams Partners segment.
Other income (expense) – net below Operating income (loss) includes $23 million and $62 million for the three and nine months ended September 30, 2016, respectively, for allowance for equity funds used during construction primarily within the Williams Partners segment.
Three and nine months ended September 30, 2015
Selling, general, and administrative expenses includes $18 million and $25 million for the three and nine months ended September 30, 2015, respectively, of costs associated with our evaluation of strategic alternatives and related costs within Other.
Other income (expense) – net below Operating income (loss) includes $26 million and $70 million for the three and nine months ended September 30, 2015, respectively, for allowance for equity funds used during construction primarily within the Williams Partners segment. Other income (expense) – net below Operating income (loss) also includes a $14 million gain for the nine months ended September 30, 2015, resulting from the early retirement of certain debt.
Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Current:
Federal	$—	$—	$—	$—
State	1	—	1	1
Foreign	—	2	(1)	6
	1	2	—	7
Deferred:
Federal	8	(60)	(49)	38
State	71	(6)	60	(4)
Foreign	(11)	(1)	(85)	7
	68	(67)	(74)	41
Provision (benefit) for income taxes	$69	$(65)	$(74)	$48

Notes (Continued)

The effective income tax rate for the three months ended September 30, 2016, is less than the federal statutory rate primarily due to the impact of the allocation of income to nontaxable noncontrolling interests and the effects of taxes on foreign operations, partially offset by the effect of state income taxes, including a $43 million provision related to an increase in the deferred state income tax rate (net of federal benefit).
The effective income tax rate for the nine months ended September 30, 2016, is less than the federal statutory rate primarily due to the effects of taxes on foreign operations, which includes the reversal of anticipatory foreign tax credits and a valuation allowance associated with impairments and losses on the sale of our Canadian operations (see Note 2 – Divestiture), and the effect of state income taxes, including a $43 million provision related to an increase in the deferred state income tax rate (net of federal benefit). These decreases are partially offset by the impact of the allocation of income to nontaxable noncontrolling interests. The foreign income tax provision includes the tax effect of the impairments associated with our Canadian disposition.
The effective income tax rate for the three months ended September 30, 2015, is less than the federal statutory rate primarily due to the impact of the allocation of income to nontaxable noncontrolling interests, partially offset by the effect of state income taxes and taxes on foreign operations.
The effective income tax rate for the nine months ended September 30, 2015, is greater than the federal statutory rate primarily due to a $14 million tax provision associated with an adjustment to the prior year taxable foreign income and taxes on foreign operations, partially offset by the impact of the allocation of income to nontaxable noncontrolling interests and the effect of state income taxes.
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Note 7 – Earnings (Loss) Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$61	$(40)	$(409)	$144
Basic weighted-average shares	750,754	749,824	750,579	749,059
Effect of dilutive securities:
Nonvested restricted stock units	568	—	—	1,900
Stock options	536	—	—	1,662
Diluted weighted-average shares	751,858	749,824	750,579	752,621
Earnings (loss) per common share:
Basic	$.08	$(.05)	$(.55)	$.19
Diluted	$.08	$(.05)	$(.55)	$.19

Notes (Continued)

Note 8 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Components of net periodic benefit cost:
Service cost	$13	$15	$40	$44
Interest cost	16	14	47	43
Expected return on plan assets	(22)	(19)	(64)	(56)
Amortization of net actuarial loss	8	11	23	32
Net actuarial loss from settlements	—	1	1	1
Net periodic benefit cost	$15	$22	$47	$64

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$1	$1
Interest cost	2	3	6	7
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service credit	(3)	(4)	(11)	(12)
Amortization of net actuarial loss	—	—	—	1
Reclassification to regulatory liability	1	1	3	3
Net periodic benefit cost (credit)	$(3)	$(3)	$(10)	$(9)
Amortization of prior service credit and net actuarial loss included in net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to regulatory assets/liabilities instead of other comprehensive income (loss). The amounts of amortization of prior service credit recognized in regulatory liabilities were $2 million and $3 million for the three months ended September 30, 2016 and 2015, respectively, and $7 million and $8 million for the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, we contributed $64 million to our pension plans and $5 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $1 million to our pension plans and approximately $1 million to our other postretirement benefit plans in the remainder of 2016.
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

Notes (Continued)

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
Commercial Paper Program
As of September 30, 2016, WPZ had $2 million of Commercial paper outstanding under its $3 billion commercial paper program with a weighted average interest rate of 1.30 percent.
Credit Facilities

	September 30, 2016
	Stated Capacity	Outstanding
	(Millions)
WMB
Long-term credit facility	$1,500	$850
Letters of credit under certain bilateral bank agreements		14
Letters of credit under sublimit		—
WPZ
Long-term credit facility (1)	3,500	1,230
Letters of credit under certain bilateral bank agreements		1

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program.

Notes (Continued)

Note 10 – Stockholders’ Equity
The following table presents the changes in Accumulated other comprehensive income (loss) (AOCI) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2015	$(1)	$(103)	$(338)	$(442)
Other comprehensive income (loss) before reclassifications	1	25	(3)	23
Amounts reclassified from accumulated other comprehensive income (loss)	—	76	12	88
Other comprehensive income (loss)	1	101	9	111
Balance at September 30, 2016	$—	$(2)	$(329)	$(331)
Reclassifications out of AOCI are presented in the following table by component for the nine months ended September 30, 2016:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	$(4)	Note 8 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	24	Note 8 – Employee Benefit Plans
Total pension and other postretirement benefits	20
Foreign currency translation:
Reclassification of cumulative foreign currency translation adjustment upon sale of foreign entities	155	Other (income) expense-net
Total before tax	175
Income tax benefit	(44)	Provision (benefit) for income taxes
Net of income tax	131
Noncontrolling interest	(43)	Net income (loss) attributable to noncontrolling interests
Reclassifications during the period	$88

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2016:
Measured on a recurring basis:
ARO Trust investments	$93	$93	$93	$—	$—
Energy derivatives assets designated as hedging instruments	2	2	—	2	—
Energy derivatives assets not designated as hedging instruments	1	1	—	—	1
Energy derivatives liabilities not designated as hedging instruments	(7)	(7)	(1)	—	(6)
Additional disclosures:
Contingent consideration (see Note 2)	81	81	—	—	81
Other receivables	14	16	14	—	2
Long-term debt, including current portion (1)	(24,717)	(25,789)	—	(25,789)	—
Guarantees	(45)	(30)	—	(14)	(16)

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$67	$67	$67	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	—	3	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Other receivables	12	30	10	2	18
Long-term debt, including current portion (1)	(23,987)	(19,606)	—	(19,606)	—
Guarantee	(29)	(16)	—	(16)	—
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

Notes (Continued)

The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives assets are reported in Other current assets and deferred charges and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivatives liabilities are reported in Accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2016 or 2015.
Additional fair value disclosures
Other receivables:  Other receivables primarily consists of margin deposits, which are reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items.
Other receivables also includes a receivable related to the sale of certain former Venezuela assets. The disclosed fair value of this receivable is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $2 million and $18 million at September 30, 2016 and December 31, 2015, respectively. We began accounting for the receivable under a cost recovery model in first-quarter 2015. Subsequently, we received payments greater than the carrying amount of the receivable and as a result, the carrying value of this receivable is zero at September 30, 2016 and December 31, 2015. We have the right to receive one remaining quarterly installment of $15 million plus interest.
Long-term debt: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the disclosed fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $32 million at September 30, 2016. Our exposure declines systematically throughout the remaining term of WilTel’s obligation.
The fair value of the guarantee associated with the indemnification related to a disposed operation was estimated using an income approach that considered probability-weighted scenarios of potential levels of future performance. The terms of the indemnification do not limit the maximum potential future payments associated with the guarantee. The carrying value of this guarantee is reported in Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.
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

Notes (Continued)

Nonrecurring fair value measurements
The following table presents impairments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy.

					Impairments
					Nine Months Ended September 30,
	Classification	Segment	Date of Measurement	Fair Value	2016	2015
				(Millions)
Surplus equipment (1)	Property, plant, and equipment – net	Williams Partners	June 30, 2015	$17		$20
Canadian operations (2)	Assets held for sale	Williams Partners	June 30, 2016	924	$341
Canadian operations (2)	Assets held for sale	Williams NGL & Petchem Services	June 30, 2016	206	406
Certain gathering operations (3)	Property, plant, and equipment – net	Williams Partners	June 30, 2016	18	48
Level 3 fair value measurements of long-lived assets					795	20
Other impairments (4)					16	9
Impairment of long-lived assets					$811	$29

Equity-method investments (5)	Investments	Williams Partners	September 30, 2015	$1,203		$461
Equity-method investments (6)	Investments	Williams Partners	March 31, 2016	1,294	$109
Other equity-method investment	Investments	Williams Partners	March 31, 2016	—	3
Impairment of equity-method investments					$112	$461
______________

(1)	Relates to certain surplus equipment. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

(2)
Relates to our Canadian operations. We designated these operations as held for sale as of June 30, 2016. As a result, we measured the fair value of the disposal group, resulting in an impairment charge. The estimated fair value was determined by a market approach based primarily on inputs received in the marketing process and reflects our estimate of the potential assumed proceeds. We disposed of our Canadian operations through a sale during the third quarter of 2016. See Note 2 – Divestiture.

(3)	Relates to certain gathering assets within the Mid-Continent region. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

(4)
Reflects multiple individually insignificant impairments of other certain assets that may no longer be in use or are surplus in nature for which the fair value was determined to be zero or an insignificant salvage value.

(5)
Relates to Williams Partners’ equity-method investments in DBJV and certain of the Appalachia Midstream Investments. The historical carrying value of these investments was initially recorded based on estimated fair value during the third quarter of 2014 in conjunction with our acquisition of ACMP. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized were 11.8 percent and 8.8 percent for DBJV and

Notes (Continued)

certain of the Appalachia Midstream Investments, respectively, and reflected our cost of capital as impacted by market conditions, and risks associated with the underlying businesses.

(6)
Relates to Williams Partners’ equity-method investments in DBJV and Laurel Mountain. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflected higher discount rates for both of these investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 13.0 percent to 13.3 percent and reflected increases in our cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.

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
In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. Farmland claims the order did not grant summary judgment for us and other similarly-situated defendants; we disagreed, and we with other defendants have filed a motion for entry of judgment in our favor. On August 24, 2016, the court denied the motion as to us and two other similarly-situated defendants; we with the two other defendants have filed motions to reconsider.
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
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant and rendered the facility temporarily inoperable. We are addressing the following contingent liabilities in connection with the Geismar Incident.
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
Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. To date, we have settled certain of the personal injury claims for an aggregate immaterial amount that we have recovered from our insurers. The first trial, for four plaintiffs claiming personal injury, began on September 6, 2016, in Louisiana state court in Iberville Parish, Louisiana. On September 26, 2016, the jury returned a verdict against us, our subsidiary Williams Olefins, LLC, and two individual defendants, awarding damages of approximately $13.6 million, a portion of which was paid in a prior partial settlement and recovered from our insurers and the remainder of which has been charged to expense in the third quarter of 2016 along with an equal offsetting amount reflecting probable insurance recovery. We and the other defendants intend to appeal the verdict. Trial dates

Notes (Continued)

for additional plaintiffs are scheduled in November 2016, January 2017, April 2017, and August 2017. We believe it is probable that additional losses will be incurred on some lawsuits, while for others we believe it is only reasonably possible that losses will be incurred. However, due to ongoing litigation involving defenses to liability, the number of individual plaintiffs, limited information as to the nature and extent of all plaintiffs’ damages, and the ultimate outcome of all appeals, we are unable to reliably estimate any such losses at this time. We believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy, which has an aggregate limit of $610 million applicable to this event and retention (deductible) of $2 million per occurrence.
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
In 2011, we and FHRA settled the James West claim. We and FHRA subsequently filed motions for summary judgment on the other’s claims. On July 8, 2014, the court dismissed all FHRA’s claims and entered judgment for us. On August 6, 2014, FHRA appealed the court’s decision to the Alaska Supreme Court, which heard oral arguments in October of 2015, and issued a decision on August 26, 2016. The Alaska Supreme Court affirmed dismissal of FHRA’s equitable claims and statutory claims for damages related to sulfolane located on the refinery property. The Alaska Supreme Court remanded FHRA’s claims against us for contractual indemnification and statutory claims for damages related to off-site sulfolane for further resolution by the trial court. We currently estimate that our reasonably possible loss exposure in this matter could range from an insignificant amount up to $32 million, although uncertainties inherent in the litigation process, expert evaluations, and jury dynamics might cause our exposure to exceed that amount.
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
In October of 2015, the court consolidated the State of Alaska and North Pole cases. On February 29, 2016, we and WAPI filed Amended Answers in the consolidated cases. Both we and WAPI asserted counter claims against both the State of Alaska and North Pole, and cross claims against FHRA. A trial is scheduled to commence May 30, 2017. All or a portion of the exposure in this consolidated State of Alaska and North Pole action may duplicate exposure in the James West case. Due to the ongoing assessment of the level and extent of sulfolane contamination, the lack of an articulated cleanup level for sulfolane, and the lack of a concrete remedial proposal and cost estimate, we are unable to estimate a range of exposure at this time.
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

Notes (Continued)

Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases in Texas, Pennsylvania, and Ohio based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We have also received subpoenas from the United States Department of Justice and the Pennsylvania Attorney General requesting documents relating to the agreements between us and our major customer and calculations of the major customer’s royalty payments. On December 9, 2015, the Pennsylvania Attorney General filed a civil suit against one of our major customers and us alleging breaches of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and on February 8, 2016, the Pennsylvania Attorney General filed an amended complaint in such civil suit, which omitted us as a party. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Our customer and plaintiffs in the Texas cases reached a settlement, and therefore all claims asserted (or possibly asserted) by any such plaintiffs against us in the Texas cases have been fully dismissed with prejudice. Due to the preliminary status of the remaining cases, we are unable to estimate a range of potential loss at this time.
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
Between October 2015 and December 2015, purported shareholders of us filed six putative class action lawsuits in the Delaware Court of Chancery that were consolidated into a single suit on January 13, 2016. This consolidated putative class action lawsuit relates to our proposed merger with Energy Transfer. The complaint asserts various claims against the individual members of our Board of Directors, including that they breached their fiduciary duties by agreeing to sell us through an allegedly unfair process and for an allegedly unfair price and by allegedly failing to disclose allegedly material information about the merger. The complaint seeks, among other things, an injunction against the merger and an award of costs and attorneys’ fees. On March 22, 2016, the court granted the parties’ proposed order in the consolidated action to stay the proceedings pending the close of the transaction with Energy Transfer. The plaintiffs have not filed an amended complaint.
A purported shareholder filed a separate class action lawsuit in the Delaware Court of Chancery on January 15, 2016. The putative class action complaint alleges that the individual members of our Board of Directors breached their fiduciary duties by, among other things, agreeing to the WPZ Merger Agreement, which purportedly reduced the merger consideration to be received in the subsequent proposed merger with Energy Transfer. The complaint seeks damages and an award of costs and attorneys’ fees. On April 22, 2016, the plaintiff filed an amended complaint pleading substantially the same claims for the same basic relief. On May 6, 2016, we requested the court dismiss the lawsuit. On September 2, 2016, the same purported shareholder filed a derivative action claiming that the members of our Board of Directors breached their fiduciary duties by executing the WPZ Merger Agreement as a defensive measure against Energy Transfer. On September 28, 2016, we filed a Motion to Dismiss.
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

Notes (Continued)

all claims in exchange for certain supplemental disclosures, and pursuant to which we agreed to pay the plaintiff’s fees and expenses capped at $170,000.
On March 7, 2016, a purported unitholder of WPZ filed a putative class action on behalf of certain purchasers of WPZ units in U.S. District Court in Oklahoma. The action names as defendants us, WPZ, Williams Partners GP LLC, Alan S. Armstrong, and Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer’s intention to pursue a purchase of us conditioned on us not closing the WPZ Merger Agreement when announcing the WPZ Merger Agreement. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. The plaintiff filed an amended complaint on August 31, 2016. We cannot reasonably estimate a range of potential loss at this time.
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
The Court of Chancery coordinated the Special Offering and Tax Opinion suits. On May 20, 2016, the Energy Transfer defendants filed amended affirmative defenses and verified counterclaims in the Special Offering and Tax Opinion suits, alleging certain breaches of the Merger Agreement by us and seeking, among other things, a declaration that we are not entitled to specific performance, that Energy Transfer may terminate the ETC Merger, and that Energy Transfer is entitled to a $1.48 billion termination fee. On June 24, 2016, following a two-day trial, the court issued a Memorandum Opinion and Order denying our requested relief in the Tax Opinion suit. The court did not rule on the substance of our claims related to the Special Offering or on the substance of Energy Transfer’s counterclaims. On June 27, 2016, we filed an appeal of the court’s decision with the Supreme Court of Delaware. The appeal has been fully briefed for consideration by the Supreme Court of Delaware. On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the Merger Agreement by defendants.  On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the Merger Agreement.
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

Notes (Continued)

Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2016, we have accrued liabilities totaling $37 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2016, we have accrued liabilities of $7 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2016, we have accrued liabilities totaling $7 million for these costs.
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
At September 30, 2016, we have accrued environmental liabilities of $23 million related to these matters.
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
At September 30, 2016, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
	(Millions)
Three Months Ended September 30, 2016
Segment revenues:
Service revenues
External	$1,241	$—	$6	$—	$1,247
Internal	11	—	4	(15)	—
Total service revenues	1,252	—	10	(15)	1,247
Product sales
External	655	3	—	—	658
Internal	—	5	—	(5)	—
Total product sales	655	8	—	(5)	658
Total revenues	$1,907	$8	$10	$(20)	$1,905

Three Months Ended September 30, 2015
Segment revenues:
Service revenues
External	$1,232	$1	$6	$—	$1,239
Internal	—	—	64	(64)	—
Total service revenues	1,232	1	70	(64)	1,239
Product sales
External	560	—	—	—	560
Internal	—	—	—	—	—
Total product sales	560	—	—	—	560
Total revenues	$1,792	$1	$70	$(64)	$1,799

Nine Months Ended September 30, 2016
Segment revenues:
Service revenues
External	$3,656	$2	$20	$—	$3,678
Internal	32	—	19	(51)	—
Total service revenues	3,688	2	39	(51)	3,678
Product sales
External	1,613	10	—	—	1,623
Internal	—	15	—	(15)	—
Total product sales	1,613	25	—	(15)	1,623
Total revenues	$5,301	$27	$39	$(66)	$5,301

Nine Months Ended September 30, 2015
Segment revenues:
Service revenues
External	$3,655	$2	$20	$—	$3,677
Internal	—	—	123	(123)	—
Total service revenues	3,655	2	143	(123)	3,677
Product sales
External	1,677	—	—	—	1,677
Internal	1	—	—	(1)	—
Total product sales	1,678	—	—	(1)	1,677
Total revenues	$5,333	$2	$143	$(124)	$5,354

September 30, 2016
Total assets	$46,538	$409	$737	$(396)	$47,288
December 31, 2015
Total assets	$47,870	$835	$850	$(535)	$49,020
_______________

(1)	Includes certain projects under development and thus nominal reported revenues to date.

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Modified EBITDA by segment:
Williams Partners	$1,070	$1,021	$2,629	$2,891
Williams NGL & Petchem Services	(62)	(5)	(529)	(13)
Other	(5)	(17)	(5)	(21)
	1,003	999	2,095	2,857
Accretion expense associated with asset retirement obligations for nonregulated operations	(9)	(6)	(24)	(21)
Depreciation and amortization expenses	(435)	(432)	(1,326)	(1,287)
Equity earnings (losses)	104	92	302	236
Impairment of equity-method investments	—	(461)	(112)	(461)
Other investing income (loss) – net	28	18	64	27
Proportional Modified EBITDA of equity-method investments	(194)	(185)	(574)	(504)
Interest expense	(297)	(263)	(886)	(776)
(Provision) benefit for income taxes	(69)	65	74	(48)
Net income (loss)	$131	$(173)	$(387)	$23

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing, and transportation; deepwater production handling and crude oil transportation services; an olefin production business, and is comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of September 30, 2016, we own approximately 60 percent of the interests in WPZ, including the interests of the general partner, which is wholly owned by us, and IDRs.
Williams Partners’ gas pipeline businesses consist primarily of Transco and Northwest Pipeline. The gas pipeline business also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 50 percent equity-method investment interest in Gulfstream and a 41 percent interest in Constitution (a consolidated entity), which is under development. As of December 31, 2015, Transco and Northwest Pipeline owned and operated a combined total of approximately 13,600 miles of pipelines with a total annual throughput of approximately 4,136 Tbtu of natural gas and peak-day delivery capacity of approximately 15 MMdth of natural gas.
Williams Partners’ midstream businesses primarily consist of (1) natural gas gathering, treating, compression, and processing; (2) NGL fractionation, storage, and transportation; (3) crude oil production handling and transportation; and (4) olefins production. (See Geismar Olefins Facility Monetization below.) The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Barnett, Eagle Ford, Haynesville, Marcellus, Niobrara, and Utica shale plays as well as the Mid-Continent region.
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in UEOM, a 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, a 60 percent equity-method investment in Discovery, a 50 percent equity-method investment in OPPL, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
The midstream businesses previously included Canadian midstream operations, which were comprised of an oil sands offgas processing plant near Fort McMurray, Alberta and an NGL/olefin fractionation facility at Redwater, Alberta. In September 2016, these Canadian operations were sold. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.)
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
Williams Partners’ interstate transmission and related storage activities are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion

Management’s Discussion and Analysis (Continued)

or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established through the FERC’s ratemaking process. Changes in commodity prices and volumes transported have limited near-term impact on these revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates.
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain domestic olefins pipeline assets as well as the previously owned Canadian assets which included a liquids extraction plant near Fort McMurray, Alberta, that began operations in March 2016 and a propane dehydrogenation facility under development in Canada. In September 2016, these Canadian operations were sold. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.)
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our Annual Report on Form 10-K dated February 26, 2016.
Dividends
As previously announced, we reduced our regular quarterly dividend from $.64 per share to $.20 per share in the third quarter 2016, reflecting a 69 percent decrease from the previous quarter and from the same period last year. The dividend reduction is expected to allow Williams to reinvest additional funds into Williams Partners. The dividends were paid in September 2016.
Overview of Nine Months Ended September 30, 2016
Net income (loss) attributable to The Williams Companies, Inc., for the nine months ended September 30, 2016, decreased $553 million compared to the nine months ended September 30, 2015, reflecting increased impairment charges and loss on sale associated with our Canadian operations, the absence of $126 million of insurance recoveries, and higher interest incurred. The decrease also includes an unfavorable change in net income attributable to noncontrolling interests driven primarily by the impact of reduced incentive distributions from WPZ associated with the termination of the WPZ Merger Agreement as well as higher WPZ income. These declines were partially offset by the favorable impact of lower impairments of equity-method investments, an increase in olefins margins associated with our Geismar plant, higher equity earnings, and decreases in operating and maintenance expenses. See additional discussion in Results of Operations.
Sale of Canadian Operations
In September 2016, we completed the sale of our Canadian operations for total consideration of $1.02 billion, including $712 million of cash proceeds, net of $31 million of cash divested and subject to customary working capital adjustments. We recognized an impairment charge of $747 million during the second quarter of 2016 related to these operations and an additional loss of $65 million upon completion of the sale. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.)
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
ETC filed its initial Form S-4 registration statement on November 24, 2015, and on May 25, 2016, the Form S-4 was declared “effective” by the SEC. On June 9, 2016, the United States Federal Trade Commission cleared the ETC Merger subject to certain conditions that we and Energy Transfer agreed to undertake, to be satisfied following a closing of the ETC Merger, including the sale of certain assets.

Management’s Discussion and Analysis (Continued)

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
On June 27, 2016, our stockholders voted to approve the Merger Agreement and the transactions contemplated thereby. We also filed papers commencing an appeal in the Delaware Supreme Court of the Delaware Court of Chancery’s June 24, 2016 ruling relating to the Merger Agreement.
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

Management’s Discussion and Analysis (Continued)

quarter). The distributions from WPZ in November 2015, February 2016, and May 2016 were reduced by $209 million, $209 million, and $10 million, respectively, related to this termination fee.
Organizational Realignment
In September 2016, we announced organizational changes aiming to simplify our structure, increase direct operational alignment to advance our natural gas-focused strategy, and drive continued focus on customer service and execution. Effective beginning in 2017, we plan to implement the changes, which will combine the management of certain of our operations and reduce the overall number of operating areas managed within our business.
Williams Partners
Geismar Olefins Facility Monetization
In September 2016, Williams Partners announced the initiation of a process to explore monetization of its ownership interest in the Geismar, Louisiana olefins plant and complex. The potential monetization process may result in a sale or a long-term, fee-for-service tolling agreement and would be consistent with our strategy to narrow our focus and allocate capital to our natural gas-focused business.
Barnett Shale and Mid-Continent Contract Restructurings
In August 2016, Williams Partners conditionally committed to execute a new gas gathering agreement in the Barnett Shale. The agreement was executed in the fourth quarter of 2016, in conjunction with our existing customer, Chesapeake Energy Corporation, closing the sale of its Barnett Shale properties to another producer. That other producer, which has an investment grade credit rating, is now our customer under the new gas gathering agreement. The restructured agreement provided a $754 million up-front cash payment to us primarily in exchange for eliminating future minimum volume commitments. The restructured agreement also provides for revised gathering rates. Based on current commodity price assumptions, we generally expect the up-front cash proceeds and the ongoing cash flows generated by gathering services, to represent equivalent net present value of cash flows as compared to expected performance under the existing agreement. Additionally, Williams Partners agreed to a revised contract in the Mid-Continent region, also with Chesapeake Energy Corporation. The revised contract was executed in the third quarter of 2016 and provided an up-front cash payment to us of $66 million primarily in exchange for changing from a cost of service contract to fixed-fee terms. We expect the majority of the up-front cash proceeds from both these agreements will be recognized as deferred revenue and amortized into income in future periods. In the near term, we do not expect that our trend of reported results will be significantly impacted by the effect of the discount associated with the up-front cash proceeds relative to the original minimum volume commitments and reduced gathering rates. It is anticipated that both agreements will reduce customer concentration risk and provide support to realize additional drilling and improved volumes in these regions.
Powder River Basin Contract Restructuring
In October 2016, in conjunction with our partner in the Bucking Horse natural gas processing plant and Jackalope Gas Gathering System, we announced an agreement with Chesapeake Energy Corporation to restructure gathering and processing contracts in the Powder River Basin. The restructured contracts become effective in January 2017, subject to final approvals, and are expected to replace the current cost-of-service arrangement with minimum annual revenue guarantees that support the transition to a new fixed-fee structure over the next five to seven years. In the near term, we do not expect that our trend of reported results will be significantly impacted by the restructured terms.
Rock Springs Expansion
In August 2016, the Rock Springs expansion was placed into service. The project expanded Transco’s existing natural gas transmission system from New Jersey to a generation facility in Maryland and increased capacity by 192 Mdth/d.

Management’s Discussion and Analysis (Continued)

Redwater Expansion
In March 2016, we completed the expansion of our Redwater facilities in support of a long-term agreement to provide gas processing services to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta. The expanded Redwater facility receives NGL/olefins mixtures from the second bitumen upgrader and fractionates the mixtures into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate. We sold these operations in September 2016. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.)
Williams NGL & Petchem Services
Horizon Liquids Extraction Plant
In March 2016, we completed a new liquids extraction plant near Fort McMurray, Alberta. The Boreal pipeline was extended to enable transportation of the NGL/olefins mixture from the new liquids extraction plant to Williams Partners’ expanded Redwater facilities. The plant increased the amount of NGLs produced in Canada to a total of approximately 40 Mbbls/d. To mitigate ethane price risk associated with our processing services, we had a long-term agreement with a minimum price for ethane sales to a third-party customer. We sold these operations in September 2016. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.)
Volatile Commodity Prices
NGL per-unit margins were approximately 18 percent lower in the first nine months of 2016 compared to the same period of 2015. The primary drivers for the nine-month comparative period decrease were a 9 percent decline in per-unit non-ethane prices, a 39 percent decline in ethane prices, and a change in the relative mix of NGL products produced, which has shifted to a higher proportion of lower-margin ethane products. These unfavorable impacts were partially offset by an approximate 25 percent decline in per-unit natural gas feedstock prices. NGL per-unit margins were approximately 7 percent lower for the quarter ending September 30, 2016, compared to the quarter ending June 30, 2016. The decline in NGL per-unit margins between the third and second quarter of 2016 was due primarily to an increase in natural gas prices of approximately 40 percent in the quarter ending September 30, 2016, compared to the quarter ending June 30, 2016.
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
0.20
0.10
0.00
Gallons (Millions)
800
700
600
500
400
300
200
100
0
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16
Q3'16
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
Company Outlook
Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in the United States. We seek to accomplish this through further developing our scale positions in current key markets and basins and entering new demand driven growth markets and basins where we can become the large-scale service provider. We will continue to maintain a strong commitment to safety, environmental stewardship, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe and reliable service to our customers and an attractive return to our shareholders.
In response to challenging market conditions, our business plan announced in January of 2016 included significant actions to reduce costs and funding needs, such as reductions in capital investment, a reduction in workforce, and the sale of our Canadian operations. Furthermore, we have also recently announced additional measures, including the previously discussed organizational realignment and the process to explore the monetization of our ownership interest in the Geismar olefins facility.
Our growth capital and investment expenditures in 2016 are expected to total $1.9 billion. Approximately $1.3 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining non-interstate pipeline growth capital spending in 2016 primarily reflects investment in gathering and processing systems limited primarily to known new producer volumes, including volumes that support Transco expansion projects in addition to wells drilled and

Management’s Discussion and Analysis (Continued)

completed awaiting connecting infrastructure. We also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
As previously discussed, we have announced a quarterly dividend of $0.20 per share, or $0.80 annually, beginning with the third-quarter of 2016. Additionally, WPZ has implemented a DRIP in which we plan to participate. This dividend level will allow us to reinvest through the DRIP program, which is expected to enhance WPZ’s ability to maintain its distribution, while providing the partnership with the flexibility to reduce debt and maintain its investment grade ratings.

Fee-based businesses are a significant component of our portfolio and serve to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities have been impacted by lower energy commodity prices, which have affected our gathering volumes. The credit profiles of certain of our producer customers are increasingly challenged by the current market conditions. These conditions as well as further or prolonged declines in energy commodity prices may also result in noncash impairments of our assets.
We continue to be approached by certain customers seeking to revise certain of our gathering and processing contracts, due in part to the low energy commodity price environment. In these situations, we generally seek to reasonably consider customer needs while maintaining or improving the overall value of our contracts. Any such revisions may impact the level and timing of expected future cash flows, requiring that we evaluate the recoverability of the underlying assets, which could result in noncash impairments.
Commodity NGL margins are highly dependent upon regional supply/demand balances of natural gas while olefins are impacted by global supply and demand fundamentals. We anticipate the following trends in energy commodity prices in 2016, compared to 2015, that may impact our operating results and cash flows:

•	Natural gas prices are expected to be lower;

•	NGL prices are expected to be somewhat consistent;

•	Olefins prices, including propylene, ethylene, and the overall ethylene crack spread, are expected to be lower.
In 2016, our operating results include increases from our fee-based businesses placed in service over the last two years, increases in our olefins volumes associated with a full year of operations at our Geismar plant following its 2015 repair and expansion, and lower operating and general and administrative expenses associated with cost reduction initiatives.
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

Management’s Discussion and Analysis (Continued)

•	General economic, financial markets, or further industry downturn;

•	Lower than expected levels of cash flow from operations;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Reduced availability of insurance coverage.

We continue to address these risks through maintaining a strong financial position and liquidity, as well as through managing a diversified portfolio of energy infrastructure assets which continue to serve key markets and basins in the United States.
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
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC’s denial of the certification and filed an action in federal court seeking a declaration that the State of New York’s authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law. (See Note 3 – Variable Interest Entities of Notes to Consolidated Financial Statements.) We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 126-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the target in-service date has been revised to as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded.
Garden State
In April 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to

Management’s Discussion and Analysis (Continued)

increase capacity by 180 Mdth/d. We plan to place the initial phase of the project into service during the first half of 2017 and the remaining portion in the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals.
Norphlet Project
In March 2016, we announced that we have reached an agreement to provide deepwater gas gathering services to the Appomattox development in the Gulf of Mexico. The project will provide offshore gas gathering services to our existing Transco lateral, which will provide transmission services onshore to our Mobile Bay processing facility. We also plan to make modifications to our Main Pass 261 Platform to install an alternate delivery route from the platform, as well as modifications to our Mobile Bay processing facility. The project is scheduled to go into service during the second quarter of 2020.
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project. The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a proposed new interconnection with the Sabal Trail project in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We plan to place the initial phase of the project into service concurrent with the in-service date of the Sabal Trail project, which is planned to occur as early as the second quarter of 2017. The in-service date of the second phase of the project is planned for the second quarter of 2020 and together they are expected to increase capacity by 1,025 Mdth/d.
In March 2016, WPZ entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors will pay us an aggregate amount of $240 million in three equal installments as certain milestones of the project are met. The first $80 million payment was received in March 2016 and the second installment was received in September 2016. WPZ expects to recognize income associated with these receipts over the term of the capacity lease agreement.
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
New York Bay Expansion
In July 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. We plan to place the project into service during the fourth quarter of 2017, and it is expected to increase capacity by 115 Mdth/d.
Atlantic Sunrise
In March 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. We expect to place a portion of the project facilities into service during the second half of 2017 and are targeting a full in-service during mid-2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.

Management’s Discussion and Analysis (Continued)

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
Dalton
In August 2016, we obtained approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey to markets in northwest Georgia. We plan to place the project into service in 2017 and it is expected to increase capacity by 448 Mdth/d.
Gulf Connector
In August 2016, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. The project will be constructed in phases, with the initial phase of the project expected to be in service during the second half of 2018 and the remaining phase in 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
Williams NGL & Petchem Services
Gulf Coast NGL and Olefin Infrastructure Expansion
Certain previously acquired liquids pipelines in the Gulf Coast region are expected to be combined with an organic build-out of several projects to expand our petrochemical services in that region. The projects include the construction and commissioning of pipeline systems capable of transporting various purity natural gas liquids and olefins products in the Gulf Coast region. In response to the current conditions in the midstream industry, we are slowing the pace of development and may seek partners for these projects.
Critical Accounting Estimates
Goodwill
During the first quarter of 2016, we observed a decline in WMB’s stock price and WPZ’s unit price and increases in equity yields within the midstream industry. This served to increase our estimates of discount rates. Accordingly, as of March 31, 2016, we performed a qualitative interim assessment of the goodwill, all of which is reported within the West reporting unit. The estimated fair value of the West reporting unit significantly exceeded its carrying amount at the end of the first quarter and no impairment of goodwill was recognized. For purposes of this measurement, the book basis of the reporting unit was reduced by the associated deferred tax liabilities.

We did not perform an interim assessment at the end of the third quarter of 2016 as WPZ’s weighted-average cost of capital and equity yields of comparable midstream businesses, which drive discount rates, decreased compared to first quarter.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.

Equity-Method Investments
In response to declining market conditions in the first quarter of 2016, we assessed whether the carrying amounts of certain of our equity-method investments exceeded their fair value. As a result, we recognized other-than-temporary impairment charges of $59 million and $50 million in the first-quarter related to our equity-method investments in the

Management’s Discussion and Analysis (Continued)

DBJV and Laurel Mountain (LMM), respectively. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter analysis reflected higher discount rates for both DBJV and LMM, along with lower natural gas prices for LMM.

We estimated the fair value of these investments using an income approach and discount rates ranging from 13.0 percent to 13.3 percent. These discount rates considered variables unique to each business area, including equity yields of comparable midstream businesses, expectations for future growth and customer performance considerations.

We estimated that an overall increase in the discount rates utilized of 50 basis points would have resulted in additional impairment charges on our at-risk equity-method investments of approximately $107 million.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements.

Subsequent to the first quarter the discount rates decreased significantly and no additional impairments have been recognized.

At the end of the third quarter of 2016, we became aware of changes involving certain of DBJV’s customer contracts, which impacted our estimates of DBJV’s future cash flows. As such, we evaluated this investment for impairment at September 30, 2016, and through the date of this filing and determined that no impairment was necessary. The carrying value of our investment in DBJV at September 30, 2016, is $964 million.

We estimated the fair value of this investment using an income approach and applied a discount rate of 10.9 percent. The computations considered our estimate of the future cash flows associated with the underlying business. We have recently entered into initial discussions with the system operator regarding the terms and economic assumptions of these contract changes. Depending upon the outcome of these discussions, we may not approve of the contract changes and it is possible that we could exercise our rights pursuant to the operating agreement and move to arbitration proceedings to address these contracts and other matters potentially impacting the future cash flows of DBJV. As a result, it is reasonably possible that the ultimate outcome could adversely affect our estimates of future cash flows and could ultimately result in a future impairment of our investment in DBJV.

At September 30, 2016, our Consolidated Balance Sheet includes approximately $7.1 billion of investments that are accounted for under the equity-method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, we compare our estimate of the fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.

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
Constitution Pipeline Capitalized Project Costs
As of September 30, 2016, Property, plant, and equipment, at cost in our Consolidated Balance Sheet includes approximately $381 million of capitalized project costs for Constitution, for which WPZ is the construction manager and owns a 41 percent consolidated interest. In December 2014, we received approval from the FERC to construct and operate this jointly owned pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the certification and filed an action in federal court seeking a declaration that the State of New York's authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law.

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
During the second quarter of 2016, certain Mid-Continent gas gathering systems were assessed for impairment due to a potential disposition of those systems in the future. Based on market observed information for these gas gathering systems, these assets were written down to their fair value. As a result, we recognized an impairment of $48 million in the Williams Partners segment.
Divestiture of Canadian Operations
As further discussed in Note 2 – Divestiture of Notes to Consolidated Financial Statements, we completed the sale of our Canadian operations in September 2016.  The determination of the loss on sale reflects our estimate of the fair value of approximately $81 million of contingent consideration.  This contingent consideration primarily relates to proceeds deposited into an escrow account pending the buyer’s receipt of certain governmental incentives being pursued.  Our estimate of the fair value reflects our management’s probability-weighted scenarios of the buyer being awarded the associated incentives prior to a March 31, 2017, end-date specified in the sales agreement.  The loss on sale will be impacted in future periods by the ultimate disposition of the escrowed proceeds, either being adjusted to reflect the receipt of the actual amount of proceeds or increased to reflect the derecognition of the associated asset in the event that the buyer is not awarded the incentives by March 31, 2017.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change*	% Change*	2016	2015	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,247	$1,239	+8	+1%	$3,678	$3,677	+1	—%
Product sales	658	560	+98	+18%	1,623	1,677	-54	-3%
Total revenues	1,905	1,799			5,301	5,354
Costs and expenses:
Product costs	461	426	-35	-8%	1,180	1,382	+202	+15%
Operating and maintenance expenses	394	403	+9	+2%	1,179	1,227	+48	+4%
Depreciation and amortization expenses	435	432	-3	-1%	1,326	1,287	-39	-3%
Selling, general, and administrative expenses	177	177	—	—%	556	547	-9	-2%
Net insurance recoveries – Geismar Incident	—	—	—	NM	—	(126)	-126	-100%
Impairment of long-lived assets	1	2	+1	+50%	811	29	-782	NM
Other (income) expense – net	92	3	-89	NM	130	33	-97	NM
Total costs and expenses	1,560	1,443			5,182	4,379
Operating income (loss)	345	356			119	975
Equity earnings (losses)	104	92	+12	+13%	302	236	+66	+28%
Impairment of equity-method investments	—	(461)	+461	+100%	(112)	(461)	+349	+76%
Other investing income (loss) – net	28	18	+10	+56%	64	27	+37	+137%
Interest expense	(297)	(263)	-34	-13%	(886)	(776)	-110	-14%
Other income (expense) – net	20	20	—	—%	52	70	-18	-26%
Income (loss) before income taxes	200	(238)			(461)	71
Provision (benefit) for income taxes	69	(65)	-134	NM	(74)	48	+122	NM
Net income (loss)	131	(173)			(387)	23
Less: Net income (loss) attributable to noncontrolling interests	70	(133)	-203	NM	22	(121)	-143	NM
Net income (loss) attributable to The Williams Companies, Inc.	$61	$(40)			$(409)	$144

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended September 30, 2016 vs. three months ended September 30, 2015
Service revenues improved due to growth associated with expansion projects placed in service in 2015 and 2016, including projects in the eastern Gulf Coast region, Transco’s natural gas transportation system, and in the Appalachian basin. These increases were partially offset by lower gathering rates in the Eagle Ford Shale.
Product sales increased due to higher marketing revenues, higher olefins sales, and increased revenues from our equity NGLs primarily due to higher volumes. The increase in marketing revenues are driven by higher NGL and natural gas prices and crude oil volumes, partially offset by lower NGL and natural gas volumes and crude oil prices. The increase in olefin sales are primarily associated with higher ethylene prices at our Geismar plant.
The increase in Product costs includes higher marketing purchases primarily due to the same factors that increased marketing revenues. In addition, natural gas purchases associated with the production of equity NGLs increased, partially offset by lower olefin feedstock purchases. Natural gas purchases increased reflecting higher volumes. The decline in olefin feedstock purchases is primarily due to lower propylene production volumes.
Operating and maintenance expenses reflect decreases in primarily outside service and labor-related costs resulting from our cost containment efforts and first-quarter 2016 workforce reductions, substantially offset by higher pipeline testing and general maintenance at Transco.
Selling, general, and administrative expenses reflect a $16 million increase related to project development costs associated with the Canadian PDH facility that we began expensing in 2016, substantially offset by the absence of ACMP transition-related costs in 2015 as well as lower labor-related costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts.
Other (income) expense – net within Operating income (loss) includes a loss on the sale of our Canadian operations that were sold in September 2016 (see Note 2 – Divestiture of Notes to Consolidated Financial Statements), as well as project development costs at Constitution as we discontinued capitalization of these costs in April 2016. (See Note 3 – Variable Interest Entities of Notes to Consolidated Financial Statements.)
Operating income (loss) changed unfavorably primarily due to the loss on the sale of our Canadian operations and project development costs associated with the Canadian PDH facility and Constitution, partially offset by higher olefin margins associated with improved ethylene prices at our Geismar plant and lower costs and expenses primarily related to cost containment efforts and workforce reductions.
Equity earnings (losses) changed favorably primarily due to a $7 million increase at UEOM. Additionally, lower impairments recognized within our Appalachia Midstream Investments were substantially offset by lower operating results.
Impairment of equity-method investments reflects 2015 impairment charges associated with certain equity-method investments. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
Other investing income (loss) – net changed favorably due to a 2016 gain on the sale of an equity-method investment interest in a gathering system that was part of our Appalachia Midstream Investments gathering system, partially offset by the absence of interest income received in 2015 associated with a receivable related to the sale of certain former Venezuela assets. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense increased due to higher Interest incurred of $24 million primarily attributable to new debt issuances in 2016 and 2015 as well as lower Interest capitalized of $10 million primarily related to Canadian construction projects that have been placed into service. (See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Provision (benefit) for income taxes changed unfavorably primarily due to higher pretax income. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis (Continued)

The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher operating results at WPZ.
Nine months ended September 30, 2016 vs. nine months ended September 30, 2015
Service revenues were consistent, but include increases associated with expansion projects placed in service in 2015 and 2016 as well as higher rates and volumes in the Haynesville area primarily attributable to a new contract executed in 2015. These increases were offset by a decrease related to lower volumes attributable to suspending operations in order to facilitate the tie-in of the Gunflint expansion at Gulfstar One, a decrease in storage revenues at Transco, and lower gathering rates in the Eagle Ford Shale.
Product sales decreased due to reduced marketing revenues primarily associated with lower NGL volumes and lower crude oil, non-ethane, and natural gas prices, partially offset by higher crude oil and natural gas volumes. Olefins sales increased primarily due to the increased volumes at our Geismar plant as a result of the plant operating at higher production levels in 2016, partially offset by lower olefin sales from other olefin operations associated with lower volumes and per-unit sales prices.
The decrease in Product costs includes lower marketing purchases primarily associated with a decline in per-unit costs across most products and lower volumes in addition to lower olefin feedstock purchases. The decline in olefin feedstock purchases is primarily associated with lower per-unit feedstock costs and volumes at our other olefin operations, partially offset by an increase in olefin feedstock purchases at our Geismar plant reflecting increased volumes resulting from higher production levels in 2016.
Operating and maintenance expenses decreased primarily due to lower labor-related and outside service costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts, as well as the absence of ACMP transition related costs recognized in 2015, partially offset by $14 million of severance and related costs recognized in 2016 and higher pipeline testing and general maintenance costs at Transco.
Depreciation and amortization expenses increased primarily due to depreciation on new assets placed in-service, including Transco pipeline projects.
Selling, general, and administrative expenses increased primarily due to certain project development costs associated with the Canadian PDH facility that we began expensing in 2016, as well as $14 million of higher costs associated with our evaluation of strategic alternatives and $12 million of severance and related costs recognized in 2016. These increases were significantly offset by lower merger and transition costs associated with the ACMP Merger and lower labor-related costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts.
Net insurance recoveries – Geismar Incident changed unfavorably reflecting the absence of $126 million of insurance proceeds received in the second quarter of 2015.
Impairment of long-lived assets reflects 2016 impairments of our Canadian operations and certain Mid-Continent assets (see Note 11 – Fair Value Measurements and Guarantees). Impairments recognized in 2015 relate primarily to surplus equipment write-offs.
Other (income) expense – net within Operating income (loss) includes a loss on the sale of our Canadian operations that were sold in September 2016, project development costs at Constitution as we discontinued capitalization of these costs in April 2016, and an unfavorable change in foreign currency exchange that primarily relates to losses incurred on foreign currency transactions and the remeasurement of the U.S. dollar-denominated current assets and liabilities within our Canadian operations, partially offset by a $10 million gain on the sale of unused pipe in 2016.
Operating income (loss) changed unfavorably primarily due to impairments of long-lived assets in 2016, the absence of insurance proceeds received in the second quarter of 2015, a loss on the sale of our Canadian operations, expensed Canadian PDH facility project development costs, and higher depreciation expenses related to new projects placed in service. These decreases were partially offset by higher olefin margins related to the Geismar plant operating at higher production levels, lower costs related to the merger and integration of ACMP, and lower costs and expenses primarily associated with cost containment efforts.

Management’s Discussion and Analysis (Continued)

Equity earnings (losses) changed favorably primarily due to a $23 million increase at Discovery driven by the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, UEOM and OPPL increased $16 million and $14 million, respectively.
Impairment of equity-method investments reflects first-quarter 2016 impairment charges associated with our DBJV and Laurel Mountain equity-method investments, while the 2015 impairment charge relates to our equity-method investment in DBJV. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
Other investing income (loss) – net changed favorably due to a 2016 gain on the sale of an equity-method investment interest in a gathering system that was part of our Appalachia Midstream Investments and higher interest income associated with a receivable related to the sale of certain former Venezuela assets. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense increased due to higher Interest incurred of $85 million primarily attributable to new debt issuances in 2016 and 2015 and lower Interest capitalized of $25 million primarily related to construction projects that have been placed into service, partially offset by lower interest due to 2015 and 2016 debt retirements. (See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
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
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to the impact of decreased income allocated to the WPZ general partner driven by the impact of reduced incentive distributions from WPZ associated with the termination of the WPZ Merger Agreement, higher operating results at WPZ, and the absence of the accelerated amortization of a beneficial conversion feature from the first quarter of 2015.
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

Management’s Discussion and Analysis (Continued)

Williams Partners

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Service revenues	$1,252	$1,232	$3,688	$3,655
Product sales	655	560	1,613	1,678
Segment revenues	1,907	1,792	5,301	5,333

Product costs	(463)	(426)	(1,183)	(1,383)
Other segment costs and expenses	(567)	(528)	(1,660)	(1,660)
Net insurance recoveries – Geismar Incident	—	—	—	126
Impairment of long-lived assets	(1)	(2)	(403)	(29)
Proportional Modified EBITDA of equity-method investments	194	185	574	504
Williams Partners Modified EBITDA	$1,070	$1,021	$2,629	$2,891

NGL margin	$45	$37	$119	$118
Olefin margin	122	85	267	155
Three months ended September 30, 2016 vs. three months ended September 30, 2015
Modified EBITDA increased primarily due to higher olefins margins associated with improved ethylene prices at our Geismar plant and higher service revenues, as well as favorable changes in operating and maintenance and general and administrative expenses. These increases were partially offset by a $32 million loss recognized on the sale of the Canadian operations.
Service revenues increased primarily due to higher volumes primarily in the eastern Gulf Coast region, including a temporary increase related to disrupted operations of a competitor, the impact of new volumes at Gulfstar One related to the Gunflint expansion being placed in service in the third quarter of 2016, and higher volumes at Devils Tower related to Kodiak field production which began earlier this year. Additionally, Transco’s natural gas transportation fee revenues increased primarily associated with expansion projects placed in service in 2015 and 2016, and transportation and fractionation revenue associated with Williams NGL & Petchem’s Horizon liquids extraction plant in Canada was higher as the plant was placed into service in March 2016. The Canadian operations were sold in late September 2016. These increases were partially offset by lower gathering rates in the Eagle Ford Shale.
Product sales increased primarily due to:

•
A $59 million increase in marketing revenues primarily due to higher NGL, natural gas, and propylene prices and crude oil volumes, partially offset by lower NGL and natural gas volumes and crude oil prices (partially offset in marketing purchases);

•	A $28 million increase in olefin sales primarily due to a $27 million increase from our Geismar plant reflecting $24 million in primarily higher ethylene prices;

•	A $20 million increase in revenues from our equity NGLs primarily due to 27 percent higher NGL volumes driven by a temporary increase in volumes due to disrupted operations of a competitor;

•	A $13 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.

Management’s Discussion and Analysis (Continued)

Product costs increased primarily due to:

•	A $39 million increase in marketing purchases primarily due to the same factors that increased marketing sales (partially offset in marketing revenues);

•	A $12 million increase in natural gas purchases associated with the production of equity NGLs reflecting higher volumes;

•	A $9 million decrease in olefin feedstock purchases primarily due to lower propylene production volumes;

•	A $13 million decrease in system management gas costs (offset in Product sales).
The increase in Other segment costs and expenses includes a $32 million loss on the sale of our Canadian operations. In addition, operating expenses at Transco increased primarily related to higher contract services for pipeline testing and general maintenance; project development costs at Constitution are higher as we discontinued capitalization of these costs in April 2016, and AFUDC also changed unfavorably associated with a decrease in spending on Constitution. These increases are partially offset by lower costs and expenses primarily reflecting decreases in outside services costs and labor-related costs resulting from ongoing cost containment efforts and our first-quarter 2016 workforce reductions.
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to improved results at UEOM reflecting higher processing volumes. Appalachia Midstream Investments reflect lower operating results, offset by lower impairments in 2016.
Nine months ended September 30, 2016 vs. nine months ended September 30, 2015
Modified EBITDA decreased primarily due to higher impairments and loss on sale associated with our Canadian operations and the absence of insurance recoveries associated with the Geismar Incident. These increases were partially offset by higher olefin margins related to the Geismar plant operating at higher production levels in 2016, higher earnings related to our equity-method investments, including the completion of the Keathley Canyon Connector at Discovery in the first quarter of 2015, and lower segment costs and expenses. Additionally, higher service revenues related to projects placed in service improved Modified EBITDA.
The increase in Service revenues is primarily due to an increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2015 and 2016 and new transportation and fractionation revenue associated with Williams NGL & Petchem’s Horizon liquids extraction plant in Canada, as well as higher rates and volumes in the Haynesville area primarily attributable to a new contract executed in 2015 and new Gulfstar One volumes from the Gunflint development production. The Canadian operations were sold in late September 2016. These increases were partially offset by a decrease in the eastern Gulf Coast region fee revenues primarily related to lower volumes associated with the impact of 2016 producers’ operational issues and suspending Gulfstar One operations in order to facilitate the tie-in of the Gunflint expansion, as well as a decrease in Transco’s storage revenue related to potential refunds associated with a ruling received in certain rate case litigation in 2016 and lower gathering rates in the Eagle Ford Shale.
Product sales decreased primarily due to:

•
A $93 million decrease in marketing revenues primarily due to lower NGL volumes and lower crude oil, non-ethane, and natural gas prices, partially offset by higher crude oil and natural gas volumes and propylene prices (more than offset in marketing purchases);

•	A $34 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA;

•
An $8 million decrease in revenues from our equity NGLs due to a $33 million decrease associated with lower NGL prices, partially offset by a $25 million increase associated with higher volumes driven by a temporary increase in volumes due to disrupted operations of a competitor;

Management’s Discussion and Analysis (Continued)

•
An $82 million increase in olefin sales comprised of a $152 million increase from our Geismar plant that returned to service in late March 2015, partially offset by a $70 million decrease from other olefin operations. The increase at Geismar includes $189 million associated with increased volumes as a result of the plant operating at higher production levels in 2016 than when production resumed in March 2015, partially offset by $37 million in lower per-unit sales prices. The decrease in other olefin sales are associated with both lower volumes and lower per-unit sales prices.

The decrease in Product costs includes:

•	A $124 million decrease in marketing purchases primarily due to the same factors that increased marketing sales (partially offset in marketing revenues);

•	A $34 million decrease in system management gas costs (offset in Product sales);

•
A $30 million decrease in olefin feedstock purchases is primarily comprised of $81 million in lower purchases at our other olefin operations, partially offset by $55 million of higher purchases due primarily to increased volumes at our Geismar plant resulting from higher productions levels. The lower costs at our other olefin operations are comprised of $57 million in lower per-unit feedstock costs and $24 million in primarily lower propylene volumes;

•
A $9 million decrease in natural gas purchases associated with the production of equity NGLs reflecting a decrease of $32 million due to lower natural gas prices, partially offset by a $23 million increase associated with higher volumes.

The decrease in Other segment costs and expenses is primarily due to lower costs and expenses reflecting decreases in primarily labor-related and outside services costs resulting from our first-quarter 2016 workforce reductions and ongoing cost containment efforts, as well as lower ACMP Merger and transition-related expenses of $43 million. These decreases are partially offset by the $32 million loss on sale of our Canadian operations, $25 million of severance and related costs associated with workforce reductions incurred in the first quarter of 2016, $19 million higher project development costs at Constitution, and $18 million higher contract services for pipeline testing and general maintenance at Transco. Additionally, the decrease in Other segment costs and expenses includes a $19 million unfavorable change in foreign currency exchange that primarily relates to losses incurred on foreign currency transactions and the remeasurement of the U.S. dollar-denominated current assets and liabilities within our Canadian operations, the absence of a $14 million gain recognized in second-quarter 2015 resulting from the early retirement of certain debt, and an unfavorable change in AFUDC associated with a decrease in spending on Constitution.
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
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to a $25 million increase from Discovery primarily associated with higher fee revenues attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, UEOM contributed a $20 million increase associated with higher processing volumes and an increase in our ownership percentage, Caiman II contributed a $14 million increase resulting from higher volumes due to assets placed into service in 2015, and OPPL contributed a $14 million increase primarily due to higher transportation volumes and lower expenses. These increases were partially offset by a $12 million decrease from Appalachia Midstream Investments primarily due to lower fee revenues driven by lower rates, partially offset by lower impairments.

Management’s Discussion and Analysis (Continued)

Williams NGL & Petchem Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Service revenues	$—	$1	$2	$2
Product sales	8	—	25	—
Segment revenues	8	1	27	2

Product costs	(4)	—	(13)	—
Other segment costs and expenses	(66)	(6)	(135)	(15)
Impairment of long-lived assets	—	—	(408)	—
Williams NGL & Petchem Services Modified EBITDA	$(62)	$(5)	$(529)	$(13)

Three months ended September 30, 2016 vs. three months ended September 30, 2015
The increase in Product sales and Product costs is primarily due to the Horizon liquids extraction plant coming online in March 2016.
The increase in Other segment costs and expenses is primarily due to a $33 million loss on the sale of our Canadian operations in September 2016. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.) Additionally, the increase includes $12 million of transportation and fractionation fees associated with our new Horizon volumes and $16 million of certain project development costs associated with the Canadian PDH facility that we began expensing in 2016. (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
Nine months ended September 30, 2016 vs. nine months ended September 30, 2015
The increase in Product sales and Product costs is primarily due to the Horizon liquids extraction plant coming online in March 2016.
The unfavorable change in Other segment costs and expenses is primarily due to $61 million of certain project development costs associated with the Canadian PDH facility that we began expensing in 2016. (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements.) Additionally, the increase includes $33 million of transportation and fractionation fees associated with our new Horizon volumes and a $33 million loss on the sale of our Canadian operations in September 2016. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.) These increases in costs were partially offset by a $10 million gain on the sale of unused pipe.
Impairment of long-lived assets primarily reflects the 2016 impairment of our Canadian operations. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Other Modified EBITDA	$(5)	$(17)	$(5)	$(21)
Three months ended September 30, 2016 vs. three months ended September 30, 2015
Modified EBITDA improved primarily due to a $6 million decrease in ACMP merger and transition related costs.

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2016 vs. nine months ended September 30, 2015
Modified EBITDA improved primarily due to a $21 million decrease in ACMP merger and transition related costs, as well as the impact of various other individually insignificant items, partially offset by a $15 million increase in costs related to our evaluation of strategic alternatives.

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, dividends and distributions, debt service payments, and tax payments, while maintaining a sufficient level of liquidity. In particular, as previously discussed in Company Outlook, our expected growth capital and investment expenditures total approximately $1.9 billion in 2016. We retain the flexibility to adjust planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities. We expect additional proceeds from amounts held in escrow from the sale of our Canadian operations by early 2017. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.)
As previously discussed, we reduced our quarterly dividend to $0.20 in the third quarter of 2016.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2016. Our internal and external sources of consolidated liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from WPZ and our equity-method investees based on our level of ownership and incentive distribution rights;

•	Cash proceeds from issuances of debt and/or equity securities;

•	Use of our credit facility;

•	Proceeds from sale of our Canadian operations. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.)
WPZ is expected to fund its cash needs through its cash flows from operations, its credit facilities and/or commercial paper program, and its access to capital markets (including issuances under its equity distribution agreement), as well as Transco’s January 2016 debt issuance described further below, and proceeds from sale of WPZ’s Canadian operations. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.) WPZ also established a distribution reinvestment program (DRIP) in the third quarter of 2016.
We intend to reinvest approximately $1.7 billion into WPZ through 2017, funded primarily by our reduced quarterly cash dividend which will allow us to annually retain approximately $1.3 billion for reinvestment. We reinvested $250 million into WPZ in the third quarter of 2016 via a private purchase of common units, and we plan to reinvest $250 million in the fourth quarter of 2016 via the DRIP. The remaining $1.2 billion is planned to be reinvested in 2017 via the DRIP.

Management’s Discussion and Analysis (Continued)

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
As of September 30, 2016, we had a working capital deficit (current liabilities, inclusive of $785 million in Long-term debt due within one year, in excess of current assets) of $838 million. Our available liquidity is as follows:

	September 30, 2016
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents	$68	$9	$77
Capacity available under our $1.5 billion credit facility (1)		650	650
Capacity available to WPZ under its $3.5 billion credit facility, less amounts outstanding under its $3 billion commercial paper program (2)	2,268		2,268
	$2,336	$659	$2,995

(1)
Through September 30, 2016, the highest amount outstanding under our credit facility during 2016 was $1.224 billion. At September 30, 2016, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under this facility as of October 28, 2016, was $650 million.

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. Through September 30, 2016, the highest amount outstanding under WPZ’s commercial paper program and credit facility during 2016 was $2.326 billion. At September 30, 2016, WPZ was in compliance with the financial covenants associated with this credit facility. See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on WPZ’s commercial paper program. Borrowing capacity available under WPZ’s $3.5 billion credit facility as of October 28, 2016, was $2.427 billion.

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
WPZ Incentive Distribution Rights
Our ownership interest in WPZ includes the right to incentive distributions determined in accordance with WPZ’s partnership agreement. In connection with the sale of our Canadian operations in the third quarter of 2016, we agreed to waive $150 million of incentive distributions otherwise payable by WPZ to us in the fourth quarter of 2016. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

We have also agreed to temporarily waive incentive distributions of approximately $2 million per quarter in connection with WPZ’s acquisition of an approximate 13 percent additional interest in UEOM on June 10, 2015. The waiver will continue through the quarter ending September 30, 2017.
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
Registrations
In September 2016, WPZ filed a registration statement for its new DRIP discussed above.
In May 2015, we filed a shelf registration statement, as a well-known seasoned issuer.
In February 2015, WPZ filed a shelf registration statement, as a well-known seasoned issuer, and WPZ also filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $1 billion. These sales are to be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price, or at negotiated prices. Such sales are to be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for their own accounts as principals. From February 2015 through September 30, 2016, WPZ has received net proceeds of approximately $59 million from equity issued under this registration.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating

WMB:	S&P Global Ratings	Negative	BB	BB
	Moody’s Investors Service	Negative	Ba2	N/A
	Fitch Ratings	Stable	BB+	N/A

WPZ:	S&P Global Ratings	Negative	BBB-	BBB-
	Moody’s Investors Service	Negative	Baa3	N/A
	Fitch Ratings	Stable	BBB-	N/A

Management’s Discussion and Analysis (Continued)

Considering our credit ratings as of September 30, 2016, we estimate that we could be required to provide up to $18 million in additional collateral of either cash or letters of credit with third parties under existing contracts. At the present time, we have not provided any additional collateral to third parties but no assurance can be given that we will not be requested to provide collateral in the future. As of September 30, 2016, we estimate that a downgrade to a rating below investment grade for WPZ could require it to provide up to $447 million in additional collateral with third parties.
Sources (Uses) of Cash
The following table summarizes the increase (decrease) in cash and cash equivalents for each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(Millions)
Net cash provided (used) by:
Operating activities	$2,082	$2,086
Financing activities	(1,705)	506
Investing activities	(400)	(2,707)
Increase (decrease) in cash and cash equivalents	$(23)	$(115)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Impairment of equity-method investments, and Impairment of and net (gain) loss on sale of assets and businesses. Our Net cash provided (used) by operating activities for the nine months ended September 30, 2016 is consistent with the same period in 2015.
Financing activities
Significant transactions include:

•	$499 million in 2016 of net payments of WPZ’s commercial paper;

•	$727 million in 2015 of net proceeds from WPZ’s commercial paper;

•	$998 million in 2016 and $2.992 billion in 2015 net received from WPZ’s debt offerings;

•	$375 million in 2016 and $1.533 billion in 2015 paid on WPZ’s debt retirements;

•	$2.045 billion in 2016 and $1.435 billion in 2015 received from our credit facility borrowings;

•	$1.845 billion in 2016 and $1.43 billion in 2015 paid on our credit facility borrowings;

•	$2.665 billion in 2016 and $2.457 billion in 2015 received from WPZ’s credit facility borrowings;

•	$2.745 billion in 2016 and $2.597 billion in 2015 paid on WPZ’s credit facility borrowings;

•	$1.111 billion in 2016 and $1.356 billion in 2015 paid for quarterly dividends on common stock;

•	$715 million in 2016 and $704 million in 2015 paid for dividends and distributions to noncontrolling interests;

•	$148 million in 2016 paid in contribution to Gulfstream for repayment of debt;

Management’s Discussion and Analysis (Continued)

•	$396 million in 2015 received in special distribution from Gulfstream.
Investing activities
Significant transactions include:

•	Capital expenditures of $1.577 billion in 2016 and $2.425 billion in 2015;

•	$712 million in 2016 received in net proceeds from sale of Canadian operations;

•	$112 million in 2015 paid to purchase a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale;

•	Purchases of and contributions to our equity-method investments of $132 million in 2016 and $529 million in 2015;

•	Distributions from unconsolidated affiliates in excess of cumulative earnings of $341 million in 2016 and $251 million in 2015.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 3 – Variable Interest Entities, Note 9 – Debt and Banking Arrangements, Note 11 – Fair Value Measurements and Guarantees, and Note 12 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2016.
Foreign Currency Risk
In September 2016, we disposed of our Canadian operations, which comprised substantially all of our foreign operations. We continue to be exposed to fluctuations in foreign currency exchange rates due to local currency denominated proceeds in escrow and contingent consideration associated with that disposition. (See Note 2 – Divestiture of Notes to Consolidated Financial Statements.)

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, include certain risk factors that could materially affect our business, financial condition, or future results. Except as listed below, the risk factors stated in our periodic reports remain applicable, however, the risk factors listed below are no longer applicable:

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

•	Possible actions by stockholders to gain control of our board of directors may have negative effects on the Company.

Item 6. Exhibits

Exhibit No.		Description

§Exhibit 2.1	—
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

§Exhibit 2.4	—
Share Purchase Agreement by and between The Williams Companies International Holdings B.V. and Inter Pipeline Ltd. and The Williams Companies, Inc., dated August 8, 2016 (filed on August 12, 2016 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (file No. 001-04174) and incorporated herein by reference).

§Exhibit 2.5	—
Share Purchase Agreement by and between Williams Energy Canada LP and Inter Pipeline Ltd. and Williams Partners L.P., dated August 8, 2016 (filed on August 12, 2016 as Exhibit 2.2 to The Williams Companies, Inc.’s current report on Form 8-K (file No. 001-04174) and incorporated herein by reference).

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

Exhibit 10.2	—
First Amendment to The Williams Companies Inc. Executive Severance Pay Plan (filed July 19, 2016, as Exhibit 10.1 to the Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 10.3	—
The Williams Companies, Inc. Executive Severance Pay Plan, dated November 14, 2012 (filed July 19, 2016, as Exhibit 10.2 to the Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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
October 31, 2016

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

§Exhibit 2.4	—
Share Purchase Agreement by and between The Williams Companies International Holdings B.V. and Inter Pipeline Ltd. and The Williams Companies, Inc., dated August 8, 2016 (filed on August 12, 2016 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (file No. 001-04174) and incorporated herein by reference).

§Exhibit 2.5	—
Share Purchase Agreement by and between Williams Energy Canada LP and Inter Pipeline Ltd. and Williams Partners L.P., dated August 8, 2016 (filed on August 12, 2016 as Exhibit 2.2 to The Williams Companies, Inc.’s current report on Form 8-K (file No. 001-04174) and incorporated herein by reference).

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

Exhibit 10.2	—
First Amendment to The Williams Companies Inc. Executive Severance Pay Plan (filed July 19, 2016, as Exhibit 10.1 to the Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit 10.3	—
The Williams Companies, Inc. Executive Severance Pay Plan, dated November 14, 2012 (filed July 19, 2016, as Exhibit 10.2 to the Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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