Form 10-K
period 2016-12-31
WILLIAMS COMPANIES INC
filed 2017-02-22
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $16,207,908,251.
The number of shares outstanding of the registrant’s common stock outstanding at February 17, 2017 was 825,823,918.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 18, 2017, are incorporated into Part III, as specifically set forth in Part III.

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
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of December 31, 2016, we account for as an equity-method investment, including principally the following:
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
GAAP: Generally accepted accounting principles
IRS: Internal Revenue Service
SEC: Securities and Exchange Commission
Other:
DRIP: Distribution reinvestment program
Energy Transfer: Energy Transfer Equity, L.P.
ETC: Energy Transfer Corp LP
ETC Merger: Merger wherein Williams would have been merged into ETC
Fractionation: The process by which a mixed stream of natural gas liquids is separated into its constituent products, such as ethane, propane, and butane
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
Our Internet website is www.williams.com. We make available, free of charge, through the Investor tab of our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Ethics for Senior Officers, Board committee charters, and the Williams Code of Business Conduct are also available on our Internet website. We will also provide, free of charge, a copy of any of our corporate documents listed above upon written request to our Corporate Secretary, One Williams Center, Suite 4700, Tulsa, Oklahoma 74172.
GENERAL
We are primarily an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to markets for natural gas, NGLs, and olefins. Our operations are located principally in the United States.
As of December 31, 2016, our interstate gas pipelines, midstream, and olefins production interests were largely held through our significant investment in Williams Partners L.P. (WPZ). We owned the general partner interest and a 58 percent limited-partner interest in WPZ. See the Financial Repositioning discussion below for recent changes to our interest in WPZ.
We were founded in 1908, originally incorporated under the laws of the state of Nevada in 1949 and reincorporated under the laws of the state of Delaware in 1987. Williams’ headquarters are located in Tulsa, Oklahoma, with other major offices in Salt Lake City, Utah; Houston, Texas; Oklahoma City, Oklahoma; Pittsburgh, Pennsylvania; and the Four Corners Area. Our telephone number is 918-573-2000.
FINANCIAL REPOSITIONING
In January 2017, we announced agreements with WPZ, wherein we permanently waived the general partner’s incentive distribution rights and converted our 2 percent general partner interest in WPZ to a non-economic interest in exchange for 289 million newly issued WPZ common units. Pursuant to this agreement, we also purchased approximately 277 thousand WPZ common units for $10 million. Additionally, we purchased approximately 59 million common units of WPZ at a price of $36.08586 per unit in a private placement transaction, funded with proceeds from our equity offering (see Note 15 - Stockholders’ Equity of Notes to Consolidated Financial Statements). Following these transactions, we own a 74 percent limited partner interest in WPZ. It is anticipated that the combination of these measures will improve WPZ’s cost of capital, provide for debt reduction, and eliminate WPZ’s need to access the public equity markets for several years.
In addition to the previously announced Geismar monetization process, we have announced plans to monetize other select assets that are not core to our strategy. We expect to raise more than $2 billion in after-tax proceeds from the monetization process of Geismar and the other select assets.

SALE OF OUR CANADIAN OPERATIONS
In September 2016, we completed the sale of our Canadian operations. Consideration received to date totaled $1.020 billion, net of $31 million of cash divested and subject to customary working capital adjustments. We recognized an impairment charge of $747 million during the second quarter of 2016 related to these operations and an additional loss of $66 million upon completion of the sale. (See Note 3 – Divestiture of Notes to Consolidated Financial Statements.)
ENERGY TRANSFER MERGER AGREEMENT
On September 28, 2015, we publicly announced in a press release that we had entered into a Merger Agreement with Energy Transfer and certain of its affiliates. The Merger Agreement provided that, subject to the satisfaction of customary closing conditions, we would merge with and into the newly formed ETC, with ETC surviving the ETC Merger.
On June 29, 2016, Energy Transfer provided us written notice terminating the Merger Agreement, citing the alleged failure of certain conditions under the Merger Agreement.
ORGANIZATIONAL REALIGNMENT
In September 2016, we announced organizational changes aiming to simplify our structure, increase direct operational alignment to advance our natural gas-focused strategy, and drive continued focus on customer service and execution. Effective January 1, 2017, we implemented these changes, which combined the management of certain of our operations and reduced the overall number of operating areas managed within our business.
Information in this report has generally been prepared to be consistent with the reportable segment presentation in our consolidated financial statements in Part II, Item 8 of this document. These segments are discussed in further detail in the following sections.
FINANCIAL INFORMATION ABOUT SEGMENTS
See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 19 – Segment Disclosures.”
BUSINESS SEGMENTS
Substantially all our operations are conducted through our subsidiaries. Our activities in 2016 were operated through the following reporting segments as presented in the accompanying financial statements and management’s discussion and analysis.

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

Prior to September 2016, this reporting segment also included our Canadian midstream operations comprised of an oil sands offgas processing plant near Fort McMurray, Alberta, an NGL/olefin fractionation facility, and the Boreal Pipeline which were subsequently sold.

•
Williams NGL & Petchem Services — comprised of our Texas Belle pipeline and certain other domestic olefins pipeline assets. Prior to September 2016, this reporting segment also included certain Canadian growth projects under development, including a propane dehydrogenation facility and a recently completed liquids extraction plant which were subsequently sold.

•	Other — primarily comprised of corporate operations and our Canadian construction services company.

As previously discussed, in September 2016 we announced organizational changes aiming to simplify our structure, increase direct operational alignment to advance our natural gas-focused strategy, and drive continued focus on customer service and execution. Effective January 1, 2017, we implemented these changes, which combined the management of certain of our operations and reduced the overall number of operating areas managed within our business. As a result of this realignment and the sale of our Canadian operations, the Williams NGL & Petchem Services reporting segment will be eliminated and the remaining assets will be reported with Other.
Detailed discussion of each of our reporting segments follows. For a discussion of our ongoing expansion projects, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Williams Partners
Gas Pipeline Business
Williams Partners' gas pipeline businesses consist primarily of Transco and Northwest Pipeline. Our gas pipeline business also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 50 percent equity-method investment in Gulfstream and a 41 percent interest in Constitution (a consolidated entity), which is under development. Transco and Northwest Pipeline own and operate a combined total of approximately 13,600 miles of pipelines with a total annual throughput of approximately 4,230 TBtu of natural gas and peak-day delivery capacity of approximately 15.5 MMdth of natural gas.
Transco
Transco is an interstate natural gas transmission company that owns and operates a 9,700-mile natural gas pipeline system, which is regulated by the FERC, extending from Texas, Louisiana, Mississippi and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and 12 southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey, and Pennsylvania.
Pipeline system and customers
At December 31, 2016, Transco’s system had a mainline delivery capacity of approximately 6.6 MMdth of natural gas per day from its production areas to its primary markets, including delivery capacity from the mainline to locations on its Mobile Bay Lateral. Using its Leidy Line along with market-area storage and transportation capacity, Transco can deliver an additional 5.1 MMdth of natural gas per day for a system-wide delivery capacity total of approximately 11.7 MMdth of natural gas per day. Transco’s system includes 47 compressor stations, four underground storage fields, and an LNG storage facility. Compression facilities at sea level-rated capacity total approximately 1.8 million horsepower.
Transco’s major natural gas transportation customers are public utilities and municipalities that provide service to residential, commercial, industrial and electric generation end users. Shippers on Transco’s system include public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. Transco’s firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of Transco’s business. Additionally, Transco offers interruptible transportation services under shorter-term agreements.
Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that it owns and operates. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of natural gas. At December 31, 2016, Transco’s customers had stored in its facilities approximately 151 Bcf of natural gas. In addition, wholly owned subsidiaries of Transco operate and hold a 35 percent equity-method investment in Pine Needle LNG Company, LLC, an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits Transco’s customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

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
Pipeline system and customers
At December 31, 2016, Northwest Pipeline’s system, having long-term firm transportation and storage redelivery agreements with aggregate capacity reservations of approximately 3.8 MMdth/d, was composed of approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations having a combined sea level-rated capacity of approximately 472,000 horsepower.
Northwest Pipeline transports and stores natural gas for a broad mix of customers, including local natural gas distribution companies, public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. Northwest Pipeline’s firm transportation and storage redelivery contracts are generally long-term contracts with various expiration dates and account for the major portion of Northwest Pipeline’s business. Additionally, Northwest Pipeline offers interruptible and short-term firm transportation service.
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
Key variables for this business will continue to be:

•	Producer drilling activities impacting natural gas supplies supporting our gathering and processing volumes;

•	Prices impacting commodity-based activities;

•	Retaining and attracting customers by continuing to provide reliable services;

•	Revenue growth associated with additional infrastructure either completed or currently under construction;

•	Disciplined growth in core service areas and new step-out areas.
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
Our gas processing services generate revenues primarily from the following three types of contracts:

•
Fee-based: We are paid a fee based on the volume of natural gas processed, generally measured in the Btu heating value. Our customers are entitled to the NGLs produced in connection with this type of processing agreement. A portion of our fee-based processing revenues includes a share of the margins on the NGLs produced. For the year ended December 31, 2016, 69 percent of the domestic NGL production volumes were under fee-based contracts.

•
Keep-whole: Under keep-whole contracts, we (1) process natural gas produced by customers, (2) retain some or all of the extracted NGLs as compensation for our services, (3) replace the Btu content of the retained NGLs that were extracted during processing with natural gas purchases, also known as shrink replacement gas, and (4) deliver an equivalent Btu content of natural gas for customers at the plant outlet. NGLs we retain in connection with this type of processing agreement are referred to as our equity NGL production. Under these agreements, we have commodity price exposure on the difference between NGL and natural gas prices. For the year ended December 31, 2016, 26 percent of the domestic NGL production volumes were under keep-whole contracts.

•
Percent-of-Liquids: Under percent-of-liquids processing contracts, we (1) process natural gas produced by customers, (2) deliver to customers an agreed-upon percentage of the extracted NGLs, (3) retain a portion of the extracted NGLs as compensation for our services, and (4) deliver natural gas to customers at the plant outlet. Under this type of contract, we are not required to replace the Btu content of the retained NGLs that were extracted during processing, and are therefore only exposed to NGL price movements. NGLs we retain in connection with this type of processing agreement are also referred to as our equity NGL production. For the year ended December 31, 2016, 5 percent of the domestic NGL production volumes were under percent-of-liquids contracts.

Our gathering and processing agreements have terms ranging from month-to-month to the life of the producing lease. Generally, our gathering and processing agreements are long-term agreements. Some contracts have price escalators which annually increase our gathering rates. In addition, certain contracts include fee redetermination or cost of service mechanisms that are designed to support a return on invested capital and allow our gathering rates to be adjusted, subject to specified caps in certain cases, to account for variability in volume, capital expenditures, commodity price fluctuations, compression and other expenses. Certain of our gas gathering agreements include MVCs. If the minimum annual or semi-annual volume commitment is not met, these customers are obligated to pay a fee equal to the applicable fee for each Mcf by which the applicable customer’s minimum annual or semi-annual volume commitment exceeds the actual volume gathered. The revenue associated with such shortfall fees is generally recognized in the fourth quarter of each year.
Demand for gas gathering and processing services is dependent on producers’ drilling activities, which is impacted by the strength of the economy, natural gas prices, and the resulting demand for natural gas by manufacturing and industrial companies and consumers. Williams Partners’ gas gathering and processing customers are generally natural gas producers who have proved and/or producing natural gas fields in the areas surrounding its infrastructure. During 2016, Williams Partners’ facilities gathered and processed gas for approximately 200 customers. Williams Partners’ top eight gathering and processing customers accounted for approximately 78 percent of our gathering and processing fee revenues and NGL margins from our keep-whole and percent-of-liquids agreements.
Demand for our equity NGLs is affected by economic conditions and the resulting demand from industries using these commodities to produce petrochemical-based products such as plastics, carpets, packing materials and blending stocks for motor gasoline and the demand from consumers using these commodities for heating and fuel. NGL products are currently the preferred feedstock for ethylene and propylene production, which has shifted away from the more expensive crude-based feedstocks.
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

The following table summarizes our significant consolidated natural gas gathering assets:

	Natural Gas Gathering Assets
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins/Shale Formations
Northeast
Ohio Valley	West Virginia & Pennsylvania	210	0.8	100%	Appalachian
Susquehanna Supply Hub	Pennsylvania & New York	399	2.9	100%	Appalachian
Cardinal (1)	Ohio	352	1.0	66%	Appalachian
Flint	Ohio	33	0.2	100%	Appalachian
Marcellus South (2)	West Virginia & Pennsylvania	41	0.1	100%	Appalachian
Atlantic-Gulf
Canyon Chief, including Blind Faith and Gulfstar extensions	Deepwater Gulf of Mexico	156	0.5	100%	Eastern Gulf of Mexico
Other Eastern Gulf	Offshore shelf and other	46	0.2	100%	Eastern Gulf of Mexico
Seahawk	Deepwater Gulf of Mexico	115	0.4	100%	Western Gulf of Mexico
Perdido Norte	Deepwater Gulf of Mexico	105	0.3	100%	Western Gulf of Mexico
Other Western Gulf	Offshore shelf and other	120	0.9	100%	Western Gulf of Mexico
West
Four Corners	Colorado & New Mexico	3,743	1.8	100%	San Juan
Wamsutter	Wyoming	1,973	0.6	100%	Wamsutter
Southwest Wyoming	Wyoming	1,614	0.5	100%	Southwest Wyoming
Piceance	Colorado	336	1.5	(3)	Piceance
Niobrara	Wyoming	184	0.2	(4)	Powder River
Barnett Shale	Texas	858	0.9	100%	Barnett Shale
Eagle Ford Shale	Texas	1,010	0.7	100%	Eagle Ford Shale
Haynesville Shale	Louisiana	598	1.7	100%	Haynesville Shale
Permian	Texas	346	0.1	100%	Permian
Mid-Continent	Oklahoma & Kansas	2,112	0.9	100%	Miss-Lime, Granite Wash, Colony Wash
__________

(1)	Statistics reflect 100 percent of the assets from our 66 percent ownership of Cardinal gathering system.

(2)	Statistics reflect 100 percent of the Beaver Creek assets from our 67 percent ownership in the Marcellus South gathering system.

(3)
Includes our 60 percent ownership of a gathering system in the Ryan Gulch area with 140 miles of pipeline and 0.2 Bcf/d of inlet capacity, and our 67 percent ownership of a gathering system at Allen Point with 8 miles of pipeline and 0.1 Bcf/d of inlet capacity. We operate both systems. We own and operate 100 percent of the balance of the Piceance gathering assets.

(4)	Includes our 50 percent ownership of the Jackalope gathering system.

The following table summarizes our significant consolidated natural gas processing facilities:

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Northeast
Fort Beeler	Marshall County, WV	0.5	62	100%	Appalachian
Oak Grove	Marshall County, WV	0.2	25	100%	Appalachian
Atlantic-Gulf
Markham	Markham, TX	0.5	45	100%	Western Gulf of Mexico
Mobile Bay	Coden, AL	0.7	30	100%	Eastern Gulf of Mexico
West
Echo Springs	Echo Springs, WY	0.7	58	100%	Wamsutter
Opal	Opal, WY	1.1	47	100%	Southwest Wyoming
Bucking Horse (1)	Converse County, WY	0.1	7	50%	Powder River
Willow Creek	Rio Blanco County, CO	0.5	30	100%	Piceance
Parachute	Garfield County, CO	1.1	6	100%	Piceance
Ignacio	Ignacio, CO	0.5	29	100%	San Juan
Kutz	Bloomfield, NM	0.2	12	100%	San Juan
__________

(1)	Statistics reflect 100 percent of the assets from our 50 percent ownership of Bucking Horse gas processing facility.
In addition, we own and operate several natural gas treating facilities in New Mexico, Colorado, Texas, and Louisiana which bring natural gas to specifications allowable by major interstate pipelines.
We also own and operate fractionation facilities at Moundsville, de-ethanization and condensate facilities at our Oak Grove processing plant, another condensate stabilization facility near our Oak Grove plant, and an ethane transportation pipeline.  Our two condensate stabilizers are capable of handling 17 Mbbls/d of field condensate.  NGLs are extracted from the natural gas stream in our cryogenic processing plants. Our Oak Grove de-ethanizer is capable of handling up to approximately 80 Mbbls/d of mixed NGLs to extract up to approximately 40 Mbbls/d of ethane.  The remaining mixed NGL stream from the de-ethanizer is then transported and fractionated at our Moundsville facilities, which are capable of handling more than 42 Mbbls/d of mixed NGLs.  Ethane produced at our de-ethanizer is transported to markets via our 50-mile ethane pipeline from Oak Grove to Houston, Pennsylvania.
Our gathering business in the Northeast also provides multiple takeaway options to its customers. Ohio Valley Midstream makes customer deliveries with interconnections to two pipelines. Susquehanna Supply Hub makes deliveries for its customers with interconnections to Transco, as well as five other pipelines, while our Cardinal system utilizes interconnections with Blue Racer and UEOM. In addition, our NGL processing business utilizes connections with multiple pipelines, as well as truck and rail transportation to local and regional markets.
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

Canadian Operations
Williams Partners completed the sale of its Canadian operations in September 2016. This business included an oil sands offgas processing plant located near Fort McMurray, Alberta, and an NGL/olefin fractionation facility located at Redwater, Alberta, which is near Edmonton, Alberta, and the Boreal Pipeline which transported NGLs and associated olefins from the Fort McMurray plant to the Redwater fractionation facility. This business allowed us to extract, fractionate, treat, store, terminal and sell the ethane/ethylene, propane, propylene, normal butane (butane), iso-butane, alky feedstock, and condensate recovered from a third-party oil sands bitumen upgrader. The commodity price exposure of this asset was the spread between the price for natural gas and the NGL and olefin products we produce. These products were sold within Canada and the United States.
Operating statistics
The following table summarizes our significant operating statistics:

	2016	2015	2014
Volumes:
Canadian propylene sales (millions of pounds)	87	161	143
Canadian NGL sales (millions of gallons)	141	284	218

Gulf Olefins
We have an 88.5 percent undivided interest and operatorship of an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region. Our olefins business also operates an ethylene storage hub at Mont Belvieu using leased third-party underground storage caverns.
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
We own 283 miles of pipeline systems in Louisiana and Texas that provide feedstock transportation to the Geismar olefins plant, the RPG Splitter, and other third-party crackers. These systems include the Bayou ethane pipeline, which provides ethane transportation from fractionation and storage facilities in Mont Belvieu, Texas, to the Geismar olefins plant in south Louisiana and serves customers along the way; as well as the Geismar ethane and propane systems in Louisiana, which provide feedstock transportation to the Geismar olefins plant and other customers. We also own a pipeline that has the capacity to supply 12 Mbbls/d of ethane from Discovery’s Paradis fractionator to the Geismar olefins plant.
As a merchant producer of ethylene and propylene, our product sales are to customers for use in making plastics and other downstream petrochemical products destined for both domestic and export markets. We are currently seeking to monetize our ownership interest in the Geismar, Louisiana, olefins plant and complex (see Overview within Management’s Discussion and Analysis of Financial Condition and Results of Operations).
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
We own 114 miles of pipelines in the Houston Ship Channel area which transport a variety of products including ethane, propane, ammonia, tertiary butyl alcohol, and other industrial products used in the petrochemical industry. We also own a tunnel crossing pipeline under the Houston Ship Channel.  A portion of these pipelines are leased to third parties.
WPZ Operating Areas
Effective January 1, 2017, WPZ organizes these businesses into the following operating areas:
Northeast G&P is comprised of natural gas gathering and processing, compression, and NGL fractionation businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and West Virginia and the Utica Shale region of eastern Ohio, as well as a 66 percent interest in Cardinal (a consolidated entity), a 62 percent equity-method investment in UEOM, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, and Appalachia Midstream Services, LLC, which owns an approximate average 41 percent equity-method investment in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).

Atlantic-Gulf is comprised of an interstate natural gas pipeline, Transco, and significant natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated entity) which is a proprietary floating production system, and various petrochemical and feedstock pipelines in the Gulf Coast region, as well as a 50 percent equity-method investment in Gulfstream, a 41 percent interest in Constitution (a consolidated entity) which is under development, and a 60 percent equity-method investment in Discovery.
West is comprised of an interstate natural gas pipeline, Northwest Pipeline, and natural gas gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming, as well as the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. West also includes an NGL and natural gas marketing business, storage facilities, and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, as well as a 50 percent equity-method investment in the Delaware basin gas gathering system in the Permian basin, and a 50 percent equity-method investment in OPPL.
NGL & Petchem Services is comprised of our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter. Prior to September 2016, this operating area also included an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility which were subsequently sold.
Certain Equity-Method Investments
Discovery
We own a 60 percent interest in and operate the facilities of Discovery. Discovery’s assets include a 600 MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a 32 Mbbls/d NGL fractionator plant near Paradis, Louisiana, and a 614-mile offshore natural gas gathering and transportation system in the Gulf of Mexico with an inlet capacity of 1,350 MMcf/d, including the Keathley Canyon Connector, a 209-mile deepwater lateral pipeline in the central deepwater Gulf of Mexico that contributes 400 MMcf/d of inlet capacity. Discovery’s assets also include a crude oil production handling platform with a crude oil/NGL handling capacity of 10 Mbbls/d and natural gas processing capacity of 75 MMcf/d.
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
Caiman II
We own a 58 percent interest in Caiman II, which owns a 50 percent interest in Blue Racer, a joint project to own, operate, develop and acquire midstream assets in the Utica Shale and certain adjacent areas in the Marcellus Shale. Blue Racer’s assets include 688 miles of natural gas gathering pipelines, including 422 miles of large-diameter pipelines, and the Natrium complex in Marshall County, West Virginia, with a cryogenic processing capacity of 400 MMcf/d and fractionation capacity of approximately 123,000 Bbls/d. Blue Racer also owns the Berne complex in Monroe County, Ohio, with a cryogenic processing capacity of 400 MMcf/d, and NGL and condensate pipelines connecting Natrium to Berne.
Utica East Ohio Midstream
We own a 62 percent interest in UEOM, a joint project to develop infrastructure for the gathering, processing and fractionation of natural gas and NGLs in the Utica Shale play in eastern Ohio. We, along with other equity owners, operate the infrastructure complex which consists of natural gas gathering and compression facilities, four processing plants with a total capacity of 800 MMcf/d, 41 Mbbls/d of condensate stabilization capacity, a 135 Mbbls/d NGL fractionation facility, approximately 950,000 barrels of NGL storage capacity and other ancillary assets, including loading and terminal facilities that are operated by our partner. These assets earn a fixed fee that escalates annually within a specified range.
Aux Sable
We own a 14.6 percent interest in Aux Sable and its Channahon, Illinois, gas processing and NGL fractionation facility near Chicago. The facility is capable of processing up to 2.1 Bcf/d of natural gas from the Alliance Pipeline system and fractionating approximately 107 Mbbls/d of extracted liquids into NGL products. Additionally, Aux Sable owns an 80 MMcf/d gas conditioning plant and a 12-inch, 83-mile gas pipeline infrastructure in North Dakota that provides additional NGLs to Channahon from the Bakken Shale in the Williston basin.
Appalachia Midstream Investments
Through our Appalachia Midstream Investments, we operate 100 percent of and own an approximate average 41 percent interest in multiple natural gas gathering systems that consist of approximately 979 miles of gathering pipeline in the Marcellus Shale region. The majority of our volumes in the region are gathered from northern Pennsylvania, southwestern Pennsylvania and the northwestern panhandle of West Virginia in core areas of the Marcellus Shale. Appalachia Midstream Investments operates the assets under long-term, 100 percent fixed-fee gathering agreements that include significant acreage dedications and cost of service mechanisms.
Delaware basin gas gathering system
We own a non-operated 50 percent interest in the Delaware basin gas gathering system (DBJV) in the Permian basin. The system is comprised of more than 450 miles of gathering pipeline, located in west Texas.
Acquisition of Additional Interests in Appalachia Midstream Investments
In February 2017, we announced agreements to acquire additional interests in two Marcellus Shale gathering systems within Appalachia Midstream Investments in exchange for equity-method investment interests in DBJV and the Ranch Westex gas processing plant.  We also expect to receive a total of $200 million in cash as part of the agreements, subject to customary closing conditions and purchase price adjustments.  The transactions are expected to close in late first-quarter or early second-quarter 2017.
Overland Pass Pipeline
We operate and own a 50 percent interest in OPPL. OPPL is capable of transporting 255 Mbbls/d and includes approximately 1,096 miles of NGL pipeline extending from Opal, Wyoming, to the Mid-Continent NGL market center near Conway, Kansas, along with extensions into the Piceance and Denver-Julesberg basins in Colorado and the Bakken Shale in the Williston basin in North Dakota. Our equity NGL volumes from two of our three Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term transportation agreement.
Operating Statistics
The following table summarizes our significant operating statistics for Williams Partners’ domestic midstream business:

	2016	2015	2014
Volumes: (1)
Gathering (Bcf/d)	8.25	8.34	8.90
Plant inlet natural gas (Bcf/d)	3.50	3.52	3.82
NGL production (Mbbls/d) (2)	151	131	128
NGL equity sales (Mbbls/d) (2)	46	31	27
Crude oil transportation (Mbbls/d) (2)	113	126	105
Geismar ethylene sales (millions of pounds)	1,638	1,066	—
__________

(1)	Excludes volumes associated with equity-method investments.

(2)	Annual average Mbbls/d.

Williams NGL & Petchem Services
The Williams NGL & Petchem Services segment is comprised of our Texas Belle pipeline and certain other domestic olefins pipeline assets. Prior to its sale in September 2016, this reporting segment also included the Horizon liquids extraction plant which was placed in service in March 2016 and a propane dehydrogenation facility which was under development. As this segment is currently comprised primarily of projects under development, reported revenues to-date are nominal. Effective January 1, 2017, these assets will be reported in Other.
Additional Business Segment Information
Our ongoing business segments are presented as continuing operations in the accompanying financial statements and Notes to Consolidated Financial Statements included in Part II.
We perform certain management, legal, financial, tax, consultation, information technology, administrative and other services for our subsidiaries.
Our principal sources of cash are from dividends, distributions, and advances from our subsidiaries, investments, payments by subsidiaries for services rendered, and, if needed, external financings, and net proceeds from asset sales. The terms of certain subsidiaries’ borrowing arrangements may limit the transfer of funds to us under certain conditions.
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
Revenues by service within our Williams Partners segment that exceeded 10 percent of consolidated revenue include:

Total
(Millions)
2016
Service:
Regulated natural gas transportation and storage	$2,001
Gathering, processing, and production handling	2,729
2015
Service:
Regulated natural gas transportation and storage	$1,938
Gathering, processing, and production handling	2,804
2014
Service:
Regulated natural gas transportation and storage	$1,781
Gathering, processing and production handling	1,838
We have one customer, Chesapeake Energy Corporation, and its affiliates, that accounts for 14 percent of our total revenue in 2016. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements for additional details.)
REGULATORY MATTERS
FERC
Our gas pipeline interstate transmission and storage activities are subject to FERC regulation under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978, and, as such, our rates and charges for the transportation of natural gas in interstate commerce, accounting, and the extension, enlargement, or abandonment of our jurisdictional facilities, among other things, are subject to regulation. Each gas pipeline company holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities, and properties for which certificates are required under the NGA. FERC Standards of Conduct govern how our interstate pipelines communicate and do business with gas marketing employees. Among other things, the Standards of Conduct require that interstate pipelines not operate their systems to preferentially benefit gas marketing functions.
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
We also own interests in and operate two offshore transmission pipelines that are regulated by the FERC because they are deemed to transport gas in interstate commerce. Black Marlin Pipeline Company provides transportation service for offshore Texas production in the High Island area and redelivers that gas to intrastate pipeline interconnects near Texas City. Discovery provides transportation service for offshore Louisiana production from the South Timbalier, Grand Isle, Ewing Bank, and Green Canyon (deepwater) areas to an onshore processing facility and downstream interconnect points with major interstate pipelines. In addition, Williams Partners owns a 50 percent equity-method investment in and is the operator of OPPL, which is an interstate natural gas liquids pipeline regulated by the FERC pursuant to the Interstate Commerce Act. OPPL provides transportation service pursuant to tariffs filed with the FERC.
Pipeline Safety
Our gas pipelines are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016, which regulate safety requirements in the design, construction, operation, and maintenance of interstate natural gas transmission facilities. The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
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
States are largely preempted by federal law from regulating pipeline safety for interstate pipelines but most are certified by PHMSA to assume responsibility for enforcing intrastate pipeline safety regulations and inspecting intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, they vary considerably in their authority and capacity to address pipeline safety.
On January 3, 2012, the Pipeline Safety Act was enacted. The Pipeline Safety Act requires PHMSA to complete a number of reports in preparation for potential rulemakings. The issues addressed in these rulemaking provisions include, but are not limited to, the use of automatic or remotely controlled shut-off valves on new or replaced transmission line facilities, modifying the requirements for pipeline leak detection systems, and expanding the scope of the pipeline integrity management requirements for both gas and liquid pipeline systems. On June 22, 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 was enacted, further strengthening PHMSA’s safety authority.
Pipeline Integrity Regulations
We have developed an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for gas transmission pipelines that could affect high-consequence areas in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified high-consequence areas and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new high-consequence areas have been completed. We estimate that the cost to be incurred in 2017 associated with this program to be approximately $57 million. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through Northwest Pipeline’s and Transco’s rates.
We developed a Liquid Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires liquid pipeline operators to develop an integrity management program for liquid transmission pipelines that could affect high-consequence areas in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments expected to be completed within required time frames. In meeting the integrity regulations, we utilized government defined high-consequence areas and developed baseline assessment plans. We completed assessments within the required time frames. We estimate that the cost to be incurred in 2017 associated with this program will be approximately $7 million. Ongoing periodic reassessments and initial assessments of any new high-consequence areas are expected to be completed within the time frames required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business.
State Gathering Regulation
Our onshore midstream gathering operations are subject to laws and regulations in the various states in which we operate. For example, the Texas Railroad Commission has the authority to regulate the terms of service for our intrastate natural gas gathering business in Texas. Although the applicable state regulations vary widely, they generally require that pipeline rates and practices be reasonable and nondiscriminatory, and may include provisions covering marketing, pricing, pollution, environment, and human health and safety. Some states, such as New York, have specific regulations pertaining to the design, construction, and operations of gathering lines within such state.

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
See Note 18 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements for further details on our regulatory matters. For additional information regarding regulatory matters, please also refer to “Risk Factors — The operation of our businesses might also be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers,” and “The natural gas sales, transportation, and storage operations of our gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines, including a reasonable rate of return."
ENVIRONMENTAL MATTERS
Our operations are subject to federal environmental laws and regulations as well as the state, local, and tribal laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:

•	Leakage from gathering systems, underground gas storage caverns, pipelines, processing or treating facilities, transportation facilities, and storage tanks;

•	Damage to facilities resulting from accidents during normal operations;

•	Damages to onshore and offshore equipment and facilities resulting from storm events or natural disasters;

•	Blowouts, cratering, and explosions.
In addition, we may be liable for environmental damage caused by former owners or operators of our properties.
We believe compliance with current environmental laws and regulations will not have a material adverse effect on our capital expenditures, earnings, or current competitive position. However, environmental laws and regulations could affect our business in various ways from time to time, including incurring capital and maintenance expenditures, fines and penalties, and creating the need to seek relief from the FERC for rate increases to recover the costs of certain capital expenditures and operation and maintenance expenses.
For additional information regarding the potential impact of federal, state, tribal, or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors — “Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed current expectations,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Environmental Matters” in Note 18 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements.
COMPETITION
Gas Pipeline Business
The market for supplying natural gas is highly competitive and new pipelines, storage facilities, and other related services are expanding to service the growing demand for natural gas. Additionally, pipeline capacity in many growing natural gas supply basins is constrained causing competition to increase among pipeline companies as they strive to connect those basins to major natural gas demand centers.

In our business, we compete with major intrastate and interstate natural gas pipelines. In the last few years, local distribution companies have also started entering into the long haul transportation business through joint venture pipelines. The principle elements of competition in the interstate natural gas pipeline business are based on rates, reliability, quality of customer service, diversity of supply, and proximity to customers and market hubs.
Significant entrance barriers to build new pipelines exist, including federal and growing state regulations and public opposition against new pipeline builds, and these factors will continue to impact potential competition for the foreseeable future. However, we believe the position of our existing infrastructure, established strategic long-term contracts, and the fact that our pipelines have numerous receipt and delivery points along our systems provide us a competitive advantage, especially along the eastern seaboard and northwestern United States.
Midstream Business
Competition for natural gas gathering, processing, treating, transporting, and storing natural gas continues to increase as production from shales and other resource areas continues to grow. Our midstream services compete with similar facilities that are in the same proximity as our assets.
We face competition from major and independent natural gas midstream providers, private equity firms, and major integrated oil and natural gas companies that gather, transport, process, fractionate, store, and market natural gas and NGLs, as well as some larger exploration and production companies that are choosing to develop midstream services to handle their own natural gas.
Our gathering and processing agreements are generally long-term agreements that may include acreage dedication. We primarily face competition to the extent these agreements approach renewal and new volume opportunities arise. Competition for natural gas volumes is primarily based on reputation, commercial terms (products retained or fees charged), array of services provided, efficiency and reliability of services, location of gathering facilities, available capacity, downstream interconnects, and latent capacity. We believe our significant presence in traditional prolific supply basins, our solid positions in growing shale plays, and our ability to offer integrated packages of services position us well against our competition.
Our olefins business (primarily ethylene and propylene production), competes in a worldwide market place. However, the majority of North American olefins producers have significant downstream petrochemical manufacturing for plastics and other petrochemical products. We participate as a merchant seller of olefins with no downstream petrochemical manufacturing; therefore, at any time we can be either a supplier or a competitor to these companies. We compete on the basis of service, price, and availability of products that we produce.
For additional information regarding competition for our services or otherwise affecting our business, please refer to “Risk Factors - The financial condition of our natural gas transportation and midstream businesses is dependent on the continued availability of natural gas supplies in the supply basins that we access, and demand for those supplies in the markets we serve,” “Our industry is highly competitive and increased competitive pressure could adversely affect our business and operating results,” and “We may not be able to replace, extend, or add additional customer contracts or contracted volumes on favorable terms, or at all, which could affect our financial condition, the amount of cash available to pay dividends, and our ability to grow.”
EMPLOYEES
At February 1, 2017, we had approximately 5,604 full-time employees.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See Note 19 – Segment Disclosures of Notes to Consolidated Financial Statements for amounts of revenues during the last three fiscal years from external customers attributable to the United States and all foreign countries. Also see Note 19 – Segment Disclosures of Notes to Consolidated Financial Statements for information relating to long-lived assets during the last three fiscal years, located in the United States and all foreign countries.

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
All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Levels of cash distributions by Williams Partners L.P. (WPZ) with respect to limited partner interests;

•	Levels of dividends to Williams stockholders;

•	Future credit ratings of Williams, WPZ, and their affiliates;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply, and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether WPZ will produce sufficient cash flows to provide the level of cash distributions that we expect;

•	Whether we are able to pay current and expected levels of dividends;

•	Whether WPZ elects to pay expected levels of cash distributions and we elect to pay expected levels of dividends;

•	Whether we will be able to effectively execute our financing plan including the receipt of anticipated levels of proceeds from planned asset sales;

•	Whether we will be able to effectively manage the transition in our board of directors and management as well as successfully execute our business restructuring;

•	Availability of supplies, including lower than anticipated volumes from third parties served by our midstream business, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and other investment opportunities in accordance with our forecasted capital expenditures budget;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and developmental hazards and unforeseen interruptions;

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
RISK FACTORS
You should carefully consider the following risk factors in addition to the other information in this report. Each of these factors could adversely affect our business, prospects, financial condition, results of operations, cash flows and, in some cases our reputation. The occurrence of any of such risks could also adversely affect the value of an investment in our securities.
Litigation pertaining to the ETC Merger, including litigation related to Energy Transfer Equity, L.P.’s (ETE’s) termination of and failure to close the ETC Merger, may negatively impact our business and operations.
We have incurred and may continue to incur additional costs in connection with the prosecution, defense or settlement of the currently pending and any future litigation relating to the ETC Merger or ETE’s termination of and failure to close the ETC Merger. Such litigation includes, among other litigation matters, litigation brought by stockholders of us and unitholders of WPZ related to the ETC Merger and/or Williams’ termination of the merger agreement with WPZ. Such litigation also includes the on-going litigation against ETE and its affiliates a portion of which is on appeal in the Delaware Supreme Court and in which ETE has asserted counterclaims against us. We continue to believe that our lawsuit against ETE and its affiliates is an enforcement of our rights under the Merger Agreement and that this lawsuit is designed to deliver to our stockholders benefits under the Merger Agreement. We cannot predict the outcome of this litigation. Such litigation may also create a distraction for our management team and board of directors and require time and attention. In addition, any litigation relating to the ETC Merger or ETE’s termination of and failure to close the ETC Merger could, among other things, adversely affect our financial condition and results of operations.
We are exposed to the credit risk of our customers and counterparties, including Chesapeake Energy Corporation and its affiliates, and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. However, our credit procedures and policies cannot completely eliminate customer and counterparty credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers could be negatively impacted, causing them significant economic stress including, in some cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows, and financial conditions. For example, Chesapeake Energy Corporation and its affiliates, which accounted for approximately 14 percent of our 2016 consolidated revenues, have experienced significant, negative financial results due to sustained low commodity prices. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties or otherwise do not take or are unable to take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Prices for NGLs, olefins, natural gas, oil, and other commodities, are volatile and this volatility has and could continue to adversely affect our financial results, cash flows, access to capital, and ability to maintain our existing businesses.
Our revenues, operating results, future rate of growth, and the value of certain components of our businesses depend primarily upon the prices of NGLs, olefins, natural gas, oil, or other commodities, and the differences between prices of these commodities, and could be materially adversely affected by an extended period of current low commodity prices or a further decline in commodity prices. Price volatility has and could continue to impact both the amount we receive for our products and services and the volume of products and services we sell. Prices affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Price volatility has and could continue to have an adverse effect on our business, results of operations, financial condition, and cash flows.
The markets for NGLs, olefins, natural gas, oil, and other commodities are likely to continue to be volatile. Wide fluctuations in prices might result from one or more factors beyond our control, including:

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
Downgrades of our credit ratings, which are determined outside of our control by independent third parties, impact our liquidity, access to capital, and our costs of doing business.
Downgrades of our credit ratings increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. In addition, our ability to access capital markets could continue to be limited by the downgrading of our credit ratings.
Credit rating agencies perform independent analysis when assigning credit ratings. This analysis includes a number of criteria such as, business composition, market, and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies. As of the date of the filing of this report, we have been assigned below investment-grade credit ratings by each of the three credit ratings agencies.
Our ability to obtain credit in the future could be affected by WPZ’s credit ratings.
A substantial portion of our operations are conducted through, and our cash flows are substantially derived from distributions paid to us by, WPZ. Due to our relationship with WPZ, our ability to obtain credit will be affected by WPZ’s credit ratings. If WPZ were to experience a deterioration in its credit standing or financial condition, our access to capital, and our ratings could be adversely affected. Any future downgrading of a WPZ credit rating could also result in a downgrading of our credit rating. A downgrading of a WPZ credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
The financial condition of our natural gas transportation and midstream businesses is dependent on the continued availability of natural gas supplies in the supply basins that we access and demand for those supplies in the markets we serve.
Our ability to maintain and expand our natural gas transportation and midstream businesses depends on the level of drilling and production by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline and gathering systems will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves connected to our systems and processing facilities. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, or the lack of available capital could adversely affect the development and production of additional natural gas reserves, the installation of gathering, storage, and pipeline transportation facilities and the import and export of natural gas supplies. Localized low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers. A failure to obtain access to sufficient natural gas supplies will adversely impact our ability to maximize the capacities of our gathering, transportation, and processing facilities.
Demand for our services is dependent on the demand for gas in the markets we serve. Alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy could reduce demand for natural gas in our markets and have an adverse effect on our business.
A failure to obtain access to sufficient natural gas supplies or a reduction in demand for our services in the markets we serve could result in impairments of our assets and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may not be able to grow or effectively manage our growth.
As part of our growth strategy, we consider acquisition opportunities and engage in significant capital projects. We have both a project lifecycle process and an investment evaluation process. These are processes we use to identify, evaluate, and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Regarding potential acquisitions, suitable acquisition candidates may not be available on terms and conditions we find acceptable or, where multiple parties are trying to acquire an acquisition candidate, we may not be chosen as the acquirer. If we are able to acquire a targeted business, we may not be able to successfully integrate the acquired businesses and realize anticipated benefits in a timely manner. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing or treating pipelines, and facilities, NGL transportation, or fractionation or storage facilities as well as the expansion of existing facilities.
We also face all the risks associated with construction, including political opposition by landowners, environmental activists, and others resulting in the delay and/or denial of required governmental permits. Other construction risks include the inability to obtain rights-of-way, skilled labor, equipment, materials, and other required inputs in a timely manner such that projects are completed, on time or at all, and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:

•
Changing circumstances and deviations in variables could negatively impact our investment analysis, including our projections of revenues, earnings, and cash flow relating to potential investment targets, resulting in outcomes which are materially different than anticipated;

•	We could be required to contribute additional capital to support acquired businesses or assets;

•	We may assume liabilities that were not disclosed to us, that exceed our estimates and for which contractual protections are either unavailable or prove inadequate;

•
Acquisitions could disrupt our ongoing business, distract management, divert financial, and operational resources from existing operations and make it difficult to maintain our current business standards, controls, and procedures;

•	Acquisitions and capital projects may require substantial new capital, including the issuance of debt or equity, and we may not be able to access capital markets or obtain acceptable terms.
If realized, any of these risks could have an adverse impact on our financial condition, results of operations, including the possible impairment of our assets, or cash flows.
We do not own all of the interests in the Partially Owned Entities, which could adversely affect our ability to operate and control these assets in a manner beneficial to us.
Because we do not control the Partially Owned Entities, we may have limited flexibility to control the operation of or cash distributions received from these entities. The Partially Owned Entities’ organizational documents generally require distribution of their available cash to their members on a quarterly basis; however, in each case, available cash is reduced, in part, by reserves appropriate for operating the businesses. As of December 31, 2016, our investments in the Partially Owned Entities accounted for approximately 8 percent of our total consolidated assets. Conflicts of interest may arise in the future between us, on the one hand, and our Partially Owned Entities, on the other hand, with regard to our Partially Owned Entities’ governance, business, or operations. If a conflict of interest arises between us and a Partially Owned Entity, other owners may control the Partially Owned Entity’s actions with respect to such matter (subject to certain limitations), which could be detrimental to our business. Any future disagreements with the other co-owners of these assets could adversely affect our ability to respond to changing economic or industry conditions, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
A failure either to pay dividends or to pay dividends at expected levels could result in a loss of investor confidence, reputational damage, and a decrease in the value of our stock price.
Our cash flow depends heavily on the earnings and distributions of WPZ.
Our partnership interest in WPZ is currently our largest cash-generating asset. Therefore, we are, at the least, indirectly exposed to all the risks to which WPZ is subject and our cash flow is heavily dependent upon the ability of WPZ to make distributions to its partners. A significant decline in WPZ’s earnings and/or distributions would have a corresponding negative impact on us.
We may not be able to sell assets or, if we are able to sell assets, to raise a sufficient amount of capital from such asset sales. In addition, the timing to enter into and close any asset sales could be significantly different than our expected timeline.
We are planning to monetize certain assets held by our subsidiaries in 2017 (including without limitation the Geismar olefins facility owned by WPZ) to fund additional debt reduction and capital and investment expenditures. Given the commodity markets, financial markets, and other challenges currently facing the energy sector, our competitors may also engage in asset sales leading to lower demand for the assets we wish to sell. We may not be able to sell the assets we identify for sale on favorable terms or at all. If we are able to sell assets, the timing of the receipt of the asset sale proceeds may not align with the timing of our capital requirements. A failure to raise sufficient capital from asset sales or a misalignment of the timing of capital raised and capital funding needs could have an adverse impact on our business, financial condition, results of operations, and cash flows.
An impairment of our assets, including goodwill, property, plant, and equipment, intangible assets, and/or equity-method investments, could reduce our earnings.
GAAP requires us to test certain assets for impairment on either an annual basis or when events or circumstances occur which indicate that the carrying value of such assets might be impaired. The outcome of such testing could result in impairments of our assets including our goodwill, property, plant, and equipment, intangible assets, and/or equity method investments. Additionally, any asset monetizations could result in impairments if any assets are sold or otherwise exchanged for amounts less than their carrying value. If we determine that an impairment has occurred, we would be required to take an immediate noncash charge to earnings.
Our industry is highly competitive and increased competitive pressure could adversely affect our business and operating results.
We have numerous competitors in all aspects of our businesses, and additional competitors may enter our markets. Some of our competitors are large oil, natural gas, and petrochemical companies that have greater access to supplies of natural gas and NGLs than we do. In addition, current or potential competitors may make strategic acquisitions or have greater financial resources than we do, which could affect our ability to make strategic investments or acquisitions. Our competitors may be able to respond more quickly to new laws or regulations or emerging technologies or to devote greater resources to the construction, expansion, or refurbishment of their facilities than we can. Similarly, a highly-liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity. Failure to successfully compete against current and future competitors could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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

•
Natural gas, NGL, and olefins prices, demand, availability, and margins in our markets. Higher prices for energy commodities related to our businesses could result in a decline in the demand for those commodities and, therefore, in customer contracts or throughput on our pipeline systems. Also, lower energy commodity prices could negatively impact our ability to maintain or achieve favorable contractual terms, including pricing, and could also result in a decline in the production of energy commodities resulting in reduced customer contracts, supply contracts, and throughput on our pipeline systems;

•	General economic, financial markets, and industry conditions;

•	The effects of regulation on us, our customers, and our contracting practices;

•
Our ability to understand our customers’ expectations, efficiently and reliably deliver high quality services and effectively manage customer relationships. The results of these efforts will impact our reputation and positioning in the market.

Some of our businesses are exposed to supplier concentration risks arising from dependence on a single or a limited number of suppliers.
Some of our businesses may be dependent on a small number of suppliers for delivery of critical goods or services. For instance, pursuant to a compression services agreement, one of our businesses receives a substantial portion of its compression capacity on certain gathering systems from EXLP Operating LLC (“Exterran Operating”). Exterran Operating has, until December 31, 2020, the exclusive right to provide compression services on certain gas gathering systems located in Wyoming, Texas, Oklahoma, Louisiana, and Arkansas, in return for the payment of specified monthly rates for the services provided, subject to an annual escalation provision. If a supplier on which one of our businesses depends were to fail to timely supply required goods and services, such business may not be able to replace such goods and services in a timely manner or otherwise on favorable terms or at all. If our business is unable to adequately diversify or otherwise mitigate such supplier concentration risks and such risks were realized, such businesses could be subject to reduced revenues and increased expenses, which could have a material adverse effect on our financial condition, results of operation, and cash flows.

We will conduct certain operations through joint ventures that may limit our operational flexibility or require us to make additional capital contributions.
Some of our operations are conducted through joint venture arrangements, and we may enter additional joint ventures in the future. In a joint venture arrangement, we have less operational flexibility, as actions must be taken in accordance with the applicable governing provisions of the joint venture. In certain cases:

•	We cannot control the amount of capital expenditures that we are required to fund with respect to these operations;

•	We are dependent on third parties to fund their required share of capital expenditures;

•	We may be subject to restrictions or limitations on our ability to sell or transfer our interests in the jointly owned assets;

•	We may be forced to offer rights of participation to other joint venture participants in the area of mutual interest;

•	We have limited ability to influence or control certain day to day activities affecting the operations.
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
The risks described above or the failure to continue joint ventures, or to resolve disagreements with joint venture partners could adversely affect our ability to conduct our operations that are the subject of any joint venture, which could in turn negatively affect our financial condition and results of operations.
Our operations are subject to operational hazards and unforeseen interruptions.
There are operational risks associated with the gathering, transporting, storage, processing, and treating of natural gas, the fractionation, transportation, and storage of NGLs, the processing of olefins, and crude oil transportation and production handling, including:

•	Aging infrastructure and mechanical problems;

•	Damages to pipelines and pipeline blockages or other pipeline interruptions;

•	Uncontrolled releases of natural gas (including sour gas), NGLs, olefins products, brine, or industrial chemicals;

•	Collapse or failure of storage caverns;

•	Operator error;

•	Damage caused by third-party activity, such as operation of construction equipment;

•	Pollution and other environmental risks;

•	Fires, explosions, craterings, and blowouts;

•	Truck and rail loading and unloading;

•	Operating in a marine environment.
Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations, loss of services to our customers, reputational damage, and substantial losses to us. The location of certain segments of our facilities in or near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. An event such as those described above could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance.
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
Although we maintain property insurance on certain physical assets that we own, lease or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets or the entire amount of business interruption loss we may experience. In addition, certain perils may be excluded from coverage or be sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self-insure a portion of our risks. We do not insure our onshore underground pipelines for physical damage, except at certain locations such as river crossings and compressor stations. Offshore assets are covered for property damage when loss is due to a named windstorm event, but coverage for loss caused by a named windstorm is subject to a significant sub-limit and to a large deductible. All of our insurance is subject to deductibles.
In addition, to the insurance coverage described above, we are a member of Oil Insurance Limited (OIL), an energy industry mutual insurance company, which provides coverage for damage to our property. As an insured member of OIL, we share in the losses among other OIL members even if our property is not damaged.
The occurrence of any risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, and cash flows and our ability to repay our debt.
Our assets and operations, as well as our customers’ assets and operations, can be adversely affected by weather and other natural phenomena.
Our assets and operations, especially those located offshore, and our customers’ assets and operations can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes, fires, and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. A significant disruption in our or our customers’ operations or a significant liability for which we are not fully insured could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Acts of terrorism could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Given the volatile nature of the commodities we transport, process, store, and sell, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets, or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport, or distribute natural gas, NGLs, or other commodities. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.
We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies, practices, and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. The age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. We could also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information.
Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, or the loss of contracts, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
The natural gas sales, transportation, and storage operations of our gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines, including a reasonable rate of return.
In addition to regulation by other federal, state, and local regulatory authorities, under the Natural Gas Act of 1938, interstate pipeline transportation and storage service is subject to regulation by the FERC. Federal regulation extends to such matters as:

•	Transportation and sale for resale of natural gas in interstate commerce;

•	Rates, operating terms, types of services, and conditions of service;

•	Certification and construction of new interstate pipelines and storage facilities;

•	Acquisition, extension, disposition, or abandonment of existing interstate pipelines and storage facilities;

•	Accounts and records;

•	Depreciation and amortization policies;

•	Relationships with affiliated companies who are involved in marketing functions of the natural gas business;

•	Market manipulation in connection with interstate sales, purchases, or transportation of natural gas.
Regulatory or administrative actions in these areas, including successful complaints or protests against the rates of the gas pipelines, can affect our business in many ways, including decreasing tariff rates and revenues, decreasing volumes in our pipelines, increasing our costs, and otherwise altering the profitability of our pipeline business.
Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed our expectations.
Our operations are subject to extensive federal, state, tribal, and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment, and the security of chemical and industrial facilities. Substantial costs, liabilities, delays, and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, storage, processing, and treating of natural gas, fractionation, transportation, and storage of NGLs, processing of olefins, and crude oil transportation and production handling as well as waste disposal practices and construction activities. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations, and delays or denials in granting permits.
Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil, and wastes on, under or from our properties and facilities. Private parties, including the owners of properties through which our pipeline and gathering systems pass and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours.
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
In addition, climate change regulations and the costs associated with the regulation of emissions of greenhouse gases (GHGs) have the potential to affect our business. Regulatory actions by the Environmental Protection Agency or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, or (iii) administer and manage our GHG compliance program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services.

If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and NGLs or to treat natural gas, our revenues could be adversely affected.
We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Because we do not own these third-party pipelines or other facilities, their continuing operation is not within our control. If these pipelines or facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas or NGL products to end use markets or to receive deliveries of mixed NGLs, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnect or in operations on third-party pipelines or facilities that would cause a material reduction in volumes transported on our pipelines or our gathering systems or processed, fractionated, treated, or stored at our facilities could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The operation of our businesses might also be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.
Public and regulatory scrutiny of the energy industry has resulted in the proposal and/or implementation of increased regulations. Such scrutiny has also resulted in various inquiries, investigations, and court proceedings, including litigation of energy industry matters. Both the shippers on our pipelines and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.
Certain inquiries, investigations, and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of ongoing inquiries, investigations, and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines and/or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our results of operations or increase our operating costs in other ways. Current legal proceedings or other matters, including environmental matters, suits, regulatory appeals, and similar matters might result in adverse decisions against us which, among other outcomes, could result in the imposition of substantial penalties and fines and could damage our reputation. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.

In addition, existing regulations, including those pertaining to financial assurances to be provided by our businesses in respect of potential asset decommissioning and abandonment activities, might be revised, reinterpreted, or otherwise enforced in a manner which differs from prior regulatory action. New laws and regulations, including those pertaining to oil and gas hedging and cash collateral requirements, might also be adopted or become applicable to us, our customers, or our business activities. If new laws or regulations are imposed relating to oil and gas extraction, or if additional or revised levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas and other products that we transport, gather, process, and treat could decline, our compliance costs could increase, and our results of operations could be adversely affected.
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
We do not own all of the land on which our pipelines and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. In those instances in which we do not own the land on which our facilities are located, we obtain the rights to construct and operate our pipelines and gathering systems on land owned by third parties and governmental agencies for a specific period of time. In addition, some of our facilities cross Native American lands pursuant to rights-of-way of limited terms. We may not have the right of eminent domain over land owned by Native American tribes. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our businesses may be negatively impacted by adverse economic conditions or future disruptions in global financial markets. Included among these potential negative impacts are industrial or economic contraction leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion) as of December 31, 2016, was $23.41 billion.
The agreements governing our indebtedness contain covenants that restrict our and our material subsidiaries’ ability to incur certain liens to support indebtedness and our ability to merge or consolidate or sell all or substantially all of our assets in certain circumstances. In addition, certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to make certain distributions during the continuation of an event of default, the ability of our subsidiaries to incur additional debt, and our and our material subsidiaries’ ability to enter into certain affiliate transactions and certain restrictive agreements. Certain of our debt agreements also contain, and those we enter into in the future may contain, financial covenants, and other limitations with which we will need to comply.
Our debt service obligations and the covenants described above could have important consequences. For example, they could:

•	Make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;

•	Impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes;

•	Diminish our ability to withstand a continued or future downturn in our business or the economy generally;

•
Require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, the payments of dividends, general corporate purposes, or other purposes;

•
Limit our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate, including limiting our ability to expand or pursue our business activities and preventing us from engaging in certain transactions that might otherwise be considered beneficial to us.

Our ability to comply with our debt covenants, to repay, extend, or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance. Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to comply with these covenants, meet our debt service obligations, or obtain future credit on favorable terms, or at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Note 14 – Debt, Banking Arrangements, and Leases of Notes to Consolidated Financial Statements.
The Company’s business could be negatively impacted as a result of stockholder activism.
In recent years, stockholder activism, including threatened or actual proxy contests, has been directed against numerous public companies, including the Company. During the latter part of fiscal year 2016, the Company was the target of a proxy contest from a stockholder activist, which resulted in significant costs to the Company. If stockholder activists were to again take or threaten to take actions against the Company, the Company could incur significant costs as well as the distraction of management, which could have an adverse effect on the Company’s financial results. Stockholder activists may also seek to involve themselves in the governance, strategic direction, and operations of the Company. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees; and any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that the Company needs a change in the direction of its business, or the perception that the Company is unstable or lacks continuity, any or all of which may be exploited by our competitors, cause concern to our current or potential customers, and may make it more difficult for the Company to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
We are experiencing significant change in the composition of our Board of Directors and senior management.
On June 30, 2016, Frank T. MacInnis stepped down as Chairman of the Board and Kathleen B. Cooper was appointed as Chairman of the Board. Also on June 30, 2016, each of Ralph Izzo, Frank T. MacInnis, Eric W. Mandelblatt, Keith A. Meister, Steven W. Nance, and Laura A. Sugg resigned from the Board. On August 28, 2016, the Board appointed three new independent directors to the Board: Stephen W. Bergstrom, Scott D. Sheffield, and William H. Spence; on September 23, 2016, the Board appointed two additional new independent directors to the Board: Stephen I. Chazen and Peter A. Ragauss; and on December 5, 2016, the Board appointed two more additional new independent directors to the Board: Charles “Casey” Cogut and Michael A. Creel. Three of Williams former directors, Joseph R. Cleveland, John A. Hagg, and Juanita H. Hinshaw, determined not to stand for re-election at the Company’s November 23, 2016 annual meeting. Thus, the Board is now composed of eleven directors, seven of whom were appointed in the second half of 2016.
On December 13, 2016, the Company announced the retirement of Senior Vice President Robert S. Purgason, effective January 31, 2017. The Company is also executing on a restructuring process, shifting from five operating areas to three, and on February 14, 2017 the Company announced the appointment of Micheal Dunn as Executive Vice President and Chief Operating Officer.
The changes in composition of the Company’s board and management impose an additional demand for attention, time and energy of board members and management in connection with orientation and education of new members about the Company, including with regard to its business strategies and objectives, assets and operations, and policies and practices, which could distract the board and management from execution of the Company’s strategy and objectives. Additionally, such changes invite new analysis of our business as the new members contribute to the formulation of our business strategies and objectives, which could implicate changes to such strategy and objectives. It is possible that changes to the composition of our board and management could have a negative impact on our business, financial condition, and results of operations.
Institutional knowledge residing with current employees nearing retirement eligibility or with our former employees might not be adequately preserved.
We expect that a significant percentage of employees will become eligible for retirement over the next several years. In addition, as part of an internal restructuring, we recently announced the reduction of five operating areas into three and the closing of our Oklahoma City office and the consolidation of employee positions to Tulsa or other locations. As employees with significant institutional knowledge reach retirement age, choose not to relocate with us, or their services are otherwise no longer available to us, we may not be able to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting, and retention efforts are inadequate, access to significant amounts of knowledge and expertise could become unavailable to us.
Our hedging activities might not be effective and could increase the volatility of our results.
In an effort to manage our financial exposure related to commodity price and market fluctuations, we have entered, and may in the future enter into, contracts to hedge certain risks associated with our assets and operations. In these hedging activities, we have used, and may in the future use, fixed-price, forward, physical purchase, and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract. For example, a forward contract that would be effective in hedging commodity price volatility risks would not hedge the contract’s counterparty credit or performance risk. Therefore, unhedged risks will always continue to exist. While we attempt to manage counterparty credit risk within guidelines established by our credit policy, we may not be able to successfully manage all credit risk and as such, future cash flows and results of operations could be impacted by counterparty default.
One of our subsidiaries acts as the general partner of a publicly traded limited partnership, Williams Partners L.P. As such, this subsidiary’s operations may involve a greater risk of liability than ordinary business operations.
One of our subsidiaries acts as the general partner of WPZ, a publicly traded limited partnership. This subsidiary may be deemed to have undertaken contractual obligations with respect to WPZ as the general partner and to the limited partners of WPZ. Activities, determined to involve such obligations to other persons or entities typically involve a higher standard of conduct than ordinary business operations and therefore may involve a greater risk of liability, particularly when a conflict of interest is found to exist. Our control of the general partner of WPZ may increase the possibility of claims of breach of such duties, including claims brought due to conflicts of interest (including conflicts of interest that may arise between WPZ, on the one hand, and its general partner and that general partner’s affiliates, including us, on the other hand). Any liability resulting from such claims could be material.
Failure of our service providers or disruptions to our outsourcing relationships might negatively impact our ability to conduct our business.
Certain of our accounting and information technology services are currently provided by third-party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these agreements could be disrupted. Similarly, the expiration of such agreements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on others as service providers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our costs and funding obligations for our defined benefit pension plans and costs for our other postretirement benefit plans are affected by factors beyond our control.
We have defined benefit pension plans covering substantially all of our U.S. employees and other postretirement benefit plans covering certain eligible participants. The timing and amount of our funding requirements under the defined benefit pension plans depend upon a number of factors that we control, including changes to pension plan benefits, as well as factors outside of our control, such as asset returns, interest rates, and changes in pension laws. Changes to these and other factors that can significantly increase our funding requirements could have a significant adverse effect on our financial condition and results of operations.
If there is a determination that the spin-off of WPX Energy, Inc. (WPX) stock to our stockholders is taxable for U.S. federal income tax purposes because the facts, representations or undertakings underlying a U.S. Internal Revenue Service (IRS) private letter ruling or a tax opinion are incorrect or for any other reason, then we and our stockholders could incur significant income tax liabilities.
In connection with our original separation plan that called for an initial public offering (IPO) of stock of WPX and a subsequent spin-off of our remaining shares of WPX to our stockholders, we obtained a private letter ruling from the IRS and an opinion of our outside tax advisor, to the effect that the distribution by us of WPX shares to our stockholders, and any related restructuring transaction undertaken by us, would not result in recognition for U.S. federal income tax purposes, of income, gain or loss to us or our stockholders under section 355 and section 368(a)(1)(D) of the U.S. Internal Revenue Code of 1986, as amended (Code), except for cash payments made to our stockholders in lieu of fractional shares of WPX common stock. In addition, we received an opinion from our outside tax advisor to the effect that the spin-off pursuant to our revised separation plan which was ultimately consummated on December 31, 2011, which did not involve an IPO of WPX shares, would not result in the recognition, for federal income tax purposes, of income, gain, or loss to us or our stockholders under section 355 and section 368(a)(1)(D) of the Code, except for cash payments made to our stockholders in lieu of fractional shares of WPX. The private letter ruling and opinion have relied on or will rely on certain facts, representations, and undertakings from us and WPX regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, representations, or undertakings are, or become, incorrect or are not otherwise satisfied, including as a result of certain significant changes in the stock ownership of us or WPX after the spin-off, or if the IRS disagrees with any such facts and representations upon audit, we and our stockholders may not be able to rely on the private letter ruling or the opinion of our tax advisor and could be subject to significant income tax liabilities.
The spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements that we did not assume in our agreements with WPX.
The spin-off is subject to review under various state and federal fraudulent conveyance laws. A court could deem the spin-off or certain internal restructuring transactions undertaken by us in connection with the separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay, or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied. Under the separation and distribution agreement between us and WPX, from and after the spin-off, each of WPX and we are responsible for the debts, liabilities, and other obligations related to the business or businesses which each owns and operates. Although we do not expect to be liable for any such obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that a court would disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to WPX, particularly if WPX were to refuse or were unable to pay or perform the subject allocated obligations.
Increases in interest rates could adversely impact our share price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash dividends at our intended levels.
Interest rates may increase further in the future. As a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our share price will be impacted by the level of our dividends and implied dividend yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on our share price and our ability to issue equity or incur debt for acquisitions or other purposes and to pay cash dividends at our intended levels.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Please read “Business” for a description of the location and general character of our principal physical properties. We generally own our facilities, although a substantial portion of our pipeline and gathering facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses, or consents on and across properties owned by others.
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
On January 21, 2016, we received a Compliance Order from the Pennsylvania Department of Environmental Protection requiring the correction of several alleged deficiencies arising out of the construction of the Springville Gathering Line, the Pennsylvania Mainline Gathering Line, and the 2008 Core Zone Gathering Line. The original Order identified civil penalties in the amount of approximately $712,000. On December 28, 2016, we entered into an Order with the Pennsylvania Department of Environmental Protection to address the issues and paid the associated penalty of $581,477.
On February 21, 2017, we received notice from the Environmental Enforcement Section of the United States Department of Justice regarding certain alleged violations of the Clean Air Act at our Moundsville facility as set forth in a Notice of Noncompliance issued by the EPA on January 14, 2016. The notice includes an offer to avoid further legal action on the alleged violations by paying $2,000,000.  We are currently evaluating the communication and our response.

Other
The additional information called for by this item is provided in Note 18 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements included under Part II, Item 8 Financial Statements of this report, which information is incorporated by reference into this item.
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The name, age, period of service, and title of each of our executive officers as of February 22, 2017, are listed below. As previously discussed, Williams Partners L.P. merged with ACMP in February 2015 (the ACMP Merger). ACMP was the surviving entity in the ACMP Merger and changed its name to Williams Partners L.P. References in the biographical information below to (a) “Pre-merger WPZ” will mean Williams Partners L.P. prior to the ACMP Merger and (b) “ACMP/WPZ” will refer to both ACMP prior to and after the ACMP Merger, when it changed its name to Williams Partners L.P.

Alan S. Armstrong	Director, Chief Executive Officer, and President
Age: 54
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
Age: 47
Position held since January 2015.

Mr. Bennett was formerly Chief Operating Officer of Chesapeake Midstream Development and served as Senior Vice President-Operations at Boardwalk Pipeline Partners. Previously, Mr. Bennett served in a variety of senior positions at Gulf South Pipeline Company that included operations and commercial responsibilities. Mr. Bennett began his career at a subsidiary of Koch Industries. Mr. Bennett has served as Senior Vice President - West of the general partner of ACMP/WPZ since December 2013 and served as Senior Vice President - West of the general partner of Pre-merger WPZ from January 2015 until the ACMP Merger. He has served as a director of the general partner of ACMP/WPZ since February 2017.

Francis (Frank) E. Billings	Senior Vice President — Corporate Strategic Development
Age: 54
Position held since January 2014.

Mr. Billings served as Senior Vice President - Northeast G&P of us and Pre-merger WPZ from January 2013 to January 2014. Mr. Billings served as Vice President of our midstream gathering and processing business from 2011 until 2013 and as Vice President, Business Development from 2010 to 2011. Mr. Billings served as President of Cumberland Plateau Pipeline Company, a privately held company developing an ethane pipeline to serve the Marcellus Shale area, from 2009 until 2010. From 2008 to 2009, Mr. Billings served as Senior Vice President of Commercial for Crosstex Energy, Inc. and Crosstex Energy L.P., an independent midstream energy services master limited partnership and its parent corporation. In 1988, Mr. Billings joined MAPCO Inc., which merged with one of our subsidiaries in 1998, serving in various management roles, including in 2008 as a Vice President in the midstream business. Mr. Billings served as Senior Vice President - Corporate Strategic Development of the general partner of Pre-merger WPZ from January 2014 until the ACMP Merger. He has served as Senior Vice President - Corporate Strategic Development since the ACMP Merger, and as a director of the general partner of ACMP/WPZ since the ACMP Merger until February 2017.

Donald R. Chappel	Senior Vice President and Chief Financial Officer
Age: 65
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
Age: 59
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
Age: 61
Position held since 2008.

From 2004 to 2008, Ms. Ewing was Vice President of Human Resources. Prior to joining Williams, Ms. Ewing worked at MAPCO, which merged with Williams in 1998. Ms. Ewing began her career with Cities Service Company in 1976.

Rory L. Miller	Senior Vice President — Atlantic - Gulf
Age: 56
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

Sarah C. Miller	Senior Vice President and General Counsel
Age: 45
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

James E. Scheel	Senior Vice President — Northeast G&P
Age: 52
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

John D. Seldenrust	Senior Vice President — Engineering Services
Age: 52
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
Age: 60
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “WMB.” At the close of business on February 17, 2017, we had approximately 7,376 holders of record of our common stock. The high and low sales price ranges (New York Stock Exchange composite transactions) and dividends declared by quarter for each of the past two years are as follows:

	High	Low	Dividend
2016
First Quarter	$26.68	$10.22	$0.64
Second Quarter	23.89	14.60	0.64
Third Quarter	31.43	19.68	0.20
Fourth Quarter	32.21	27.35	0.20
2015
First Quarter	$51.15	$40.07	$0.58
Second Quarter	61.38	46.28	0.59
Third Quarter	58.77	34.64	0.64
Fourth Quarter	44.51	20.95	0.64
Some of our subsidiaries’ borrowing arrangements may limit the transfer of funds to us. These terms have not impeded, nor are they expected to impede, our ability to pay dividends. On February 20, 2017, our board of directors approved a regular quarterly dividend of $0.30 per share payable on March 27, 2017, representing a 50 percent increase from our previous quarterly dividend.
Performance Graph
Set forth below is a line graph comparing our cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return of the S&P 500 Stock Index and the Bloomberg Americas Pipelines Index for the period of five fiscal years commencing January 1, 2012. The Bloomberg Americas Pipelines Index is composed of Enbridge, Inc., Inter Pipeline Ltd., Kinder Morgan, Inc., ONEOK, Inc., Pembina Pipeline Corp, Plains GP Holdings LP, Spectra Energy Corp, TransCanada Corp., Keyera Corp., AltaGas Ltd., and Williams. The graph below assumes an investment of $100 at the beginning of the period.

Cumulative Total Shareholder Return
The Williams Companies, Inc.
S&P 500 Index
Bloomberg Americas Pipelines Index
Dollars
$225
$200
$175
$150
$125
$100
$75
2011
2012
2013
2014
2015
2016

	2011	2012	2013	2014	2015	2016
The Williams Companies, Inc.	100.0	126.1	154.5	187.4	114.2	150.0
S&P 500 Index	100.0	115.9	153.4	174.3	176.8	197.8
Bloomberg Americas Pipelines Index	100.0	113.4	125.9	147.3	81.5	119.2

Item 6. Selected Financial Data
The following financial data at December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.

	2016	2015	2014	2013	2012
	(Millions, except per-share amounts)
Revenues (1)	$7,499	$7,360	$7,637	$6,860	$7,486
Income (loss) from continuing operations (2)	(350)	(1,314)	2,335	679	929
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations (2)	(424)	(571)	2,110	441	723
Diluted earnings (loss) per common share:
Income (loss) from continuing operations (2)	(.57)	(.76)	2.91	.64	1.15
Total assets at December 31 (3)	46,835	49,020	50,455	27,065	24,248
Commercial paper and long-term debt due within one year at December 31 (4)	878	675	802	226	1
Long-term debt at December 31 (3)	22,624	23,812	20,780	11,276	10,656
Stockholders’ equity at December 31 (3)	4,643	6,148	8,777	4,864	4,752
Cash dividends declared per common share	1.680	2.450	1.9575	1.438	1.196
_________

(1)	Revenues for 2014 increased reflecting the consolidation of ACMP beginning in third quarter and new Canadian construction management services.

(2)	Income (loss) from continuing operations:

•	For 2016 includes an $873 million impairment of certain assets and a $430 million impairment of certain equity-method investments;

•	For 2015 includes a $1.4 billion impairment of certain equity-method investments and a $1.1 billion impairment of goodwill;

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

(3)
The increases in 2014 reflect assets acquired and debt assumed primarily related to our acquisition of ACMP (see Note 2 – Acquisitions) in third quarter as well as $1.9 billion of related debt issuances and $2.8 billion of debt issuances at WPZ. Additionally, we issued $3.4 billion of equity (see Note 15 – Stockholders' Equity).

(4)	The increases in 2014 and 2013 reflect borrowings under WPZ’s commercial paper program, which was initiated in 2013.

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing and transportation; deepwater production handling and crude oil transportation services; an olefin production business, and is comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of December 31, 2016, we owned approximately 60 percent of the interests in WPZ, including the interests of the general partner, which were wholly owned by us, and IDRs.
Williams Partners’ gas pipeline businesses consist primarily of Transco and Northwest Pipeline. The gas pipeline business also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 50 percent equity-method investment in Gulfstream and a 41 percent interest in Constitution (a consolidated entity), which is under development. As of December 31, 2016, Transco and Northwest Pipeline own and operate a combined total of approximately 13,600 miles of pipelines with a total annual throughput of approximately 4,230 Tbtu of natural gas and peak-day delivery capacity of approximately 15.5 MMdth of natural gas.
Williams Partners' midstream businesses primarily consist of (1) natural gas gathering, treating, compression, and processing; (2) NGL fractionation, storage and transportation; (3) crude oil production handling and transportation; and (4) olefins production. (See Geismar Olefins Facility Monetization below.) The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Barnett, Eagle Ford, Haynesville, Marcellus, Niobrara, and Utica Shale plays as well as the Mid-Continent region.
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in UEOM, a 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, a 60 percent equity-method investment in Discovery, a 50 percent equity-method investment in OPPL, and Appalachia Midstream Services, LLC, which owns an approximate average 41 percent equity-method investment interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
The midstream businesses previously included our Canadian midstream operations, which were comprised of an oil sands offgas processing plant near Fort McMurray, Alberta and an NGL/olefin fractionation facility at Redwater, Alberta. In September 2016, these Canadian operations were sold. (See Note 3 – Divestiture of Notes to Consolidated Financial Statements.)
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
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain domestic olefins pipeline assets as well as the previously owned Canadian assets which included a liquids extraction plant near Fort McMurray, Alberta, that began operations in March 2016 and a propane dehydrogenation facility under development in Canada. In September 2016, these Canadian operations were sold. (See Note 3 – Divestiture of Notes to Consolidated Financial Statements.)
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.
Dividends
In December 2016, we paid a regular quarterly dividend of $0.20 per share. On February 20, 2017, our board of directors approved a regular quarterly dividend of $0.30 per share payable on March 27, 2017, representing a 50 percent increase from our previous quarterly dividend.
Overview
Net income (loss) attributable to The Williams Companies, Inc., for the year ended December 31, 2016, increased $147 million compared to the year ended December 31, 2015, reflecting the absence of certain goodwill impairments, lower impairments of equity-method investments, an increase in olefins margins associated with our Geismar plant, decreases in operating and maintenance expenses, and higher equity earnings. These favorable changes were partially offset by an unfavorable change in net income attributable to noncontrolling interests driven primarily by higher WPZ income as well as the impact of reduced incentive distributions from WPZ associated with the termination of the WPZ Merger Agreement. The favorable changes were also partially offset by increased impairment charges and loss on sale associated with our Canadian operations, lower insurance recoveries, as well as higher interest incurred. See additional discussion in Results of Operations.
Acquisition of Additional Interests in Appalachia Midstream Investments
In February, 2017, we announced agreements to acquire additional interests in two Marcellus Shale gathering systems within Williams Partners’ Appalachia Midstream Investments in exchange for equity-method investment interests in DBJV and the Ranch Westex gas processing plant, both currently reported within the Williams Partners segment. We also expect to receive a total of $200 million in cash as part of the agreements subject to customary closing conditions and purchase price adjustments. The transactions are expected to close in late first-quarter or early second-quarter 2017.
Financial Repositioning
In January 2017, we announced agreements with WPZ, wherein we permanently waived the general partner’s incentive distribution rights and converted our 2 percent general partner interest in WPZ to a non-economic interest in exchange for 289 million newly issued WPZ common units. Pursuant to this agreement, we also purchased approximately 277 thousand WPZ common units for $10 million. Additionally, we purchased approximately 59 million common units of WPZ at a price of $36.08586 per unit in a private placement transaction, funded with proceeds from our equity offering (see Note 15 - Stockholders’ Equity of Notes to Consolidated Financial Statements). Following these transactions, we own a 74 percent limited partner interest in WPZ. It is anticipated that the combination of these measures will improve WPZ’s cost of capital, provide for debt reduction, and eliminate WPZ’s need to access the public equity markets for several years.
In addition to the previously announced Geismar monetization process, we have announced plans to monetize other select assets that are not core to our strategy. We expect to raise more than $2 billion in after-tax proceeds from the monetization process of Geismar and the other select assets. As we pursue these other asset monetizations, it is possible that we may incur impairments of certain equity-method investments, property, plant, and equipment, and intangible assets. Such impairments could potentially be caused by indications of fair value implied through the monetization process or, in the case of asset dispositions that are part of a broader asset group, the impact of the loss of future estimated cash flows.
Energy Transfer Merger Agreement
On September 28, 2015, we publicly announced in a press release that we had entered into a Merger Agreement with Energy Transfer and certain of its affiliates. The Merger Agreement provided that, subject to the satisfaction of customary closing conditions, we would merge with and into the newly formed ETC, with ETC surviving the ETC Merger.
On June 29, 2016, Energy Transfer provided us written notice terminating the Merger Agreement, citing the alleged failure of certain conditions under the Merger Agreement.
Termination of WPZ Merger Agreement
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we would have acquired all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (WPZ Merger Agreement).
On September 28, 2015, prior to our entry into the Merger Agreement, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Merger Agreement. Under the terms of the Termination Agreement, we were required to pay a $428 million termination fee to WPZ, at which time we owned approximately 60 percent, including the interests of the general partner and IDRs. Such termination fee settled through a reduction of quarterly incentive distributions we were entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The distributions from WPZ in November 2015, February 2016, and May 2016 were reduced by $209 million, $209 million, and $10 million, respectively, related to this termination fee.
Organizational Realignment
In September 2016, we announced organizational changes aiming to simplify our structure, increase direct operational alignment to advance our natural gas-focused strategy, and drive continued focus on customer service and execution. Effective January 1, 2017, we implemented these changes, which combined the management of certain of our operations and reduced the overall number of operating areas managed within our business.
Information in this report has generally been prepared to be consistent with the reportable segment presentation in our consolidated financial statement in Part II, Item 8 of this document. These segments are discussed in further detail in the following sections.
Williams Partners
Northwest Pipeline rate case
On January 23, 2017, Northwest Pipeline filed a Stipulation and Settlement Agreement with the FERC for new rates.  The new rates become effective January 1, 2018, and are not expected to materially affect our trend of earnings.  Pursuant to this agreement, Northwest Pipeline can file for new rates to be effective after October 1, 2018, and must file a general rate case for new rates to become effective no later than January 1, 2023.
Geismar olefins facility monetization
In September 2016, Williams Partners announced the initiation of an ongoing process to explore monetization of its ownership interest in the Geismar, Louisiana, olefins plant and complex, consistent with our strategy to narrow our focus and allocate capital to our natural gas–focused business.

Sale of Canadian operations
In September 2016, we completed the sale of our Canadian operations for total consideration of $1.02 billion. We recognized an impairment charge of $747 million during the second quarter of 2016 related to these operations and an additional loss of $66 million upon completion of the sale. (See Note 3 – Divestiture.)
Barnett Shale and Mid-Continent contract restructurings
In August 2016, Williams Partners conditionally committed to execute a new gas gathering agreement in the Barnett Shale. The agreement was executed in the fourth quarter of 2016, in conjunction with our existing customer, Chesapeake Energy Corporation, closing the sale of its Barnett Shale properties to another producer. That other producer, which has an investment grade credit rating, is now our customer under the new gas gathering agreement. The restructured agreement provided a $754 million up-front cash payment to us primarily in exchange for eliminating future minimum volume commitments. The restructured agreement also provides for revised gathering rates. Based on current commodity price assumptions at the time of the agreement, we generally expect the up-front cash proceeds and the ongoing cash flows generated by gathering services, to represent equivalent net present value of cash flows as compared to expected performance under the existing agreement. Additionally, Williams Partners agreed to a revised contract in the Mid-Continent region, also with Chesapeake Energy Corporation. The revised contract was executed in the third quarter of 2016 and provided an up-front cash payment to us of $66 million primarily in exchange for changing from a cost of service contract to fixed-fee terms. The majority of the up-front cash proceeds from both agreements were recognized as deferred revenue and will be amortized into income in future periods. In the near term, we do not expect that our trend of reported results will be significantly impacted by the effect of the discount associated with the up-front cash proceeds relative to the original minimum volume commitments and reduced gathering rates. It was anticipated that both agreements would reduce customer concentration risk and provide support to realize additional drilling and improved volumes in these regions.
Powder River basin contract restructuring
In October 2016, in conjunction with our partner in the Bucking Horse natural gas processing plant and Jackalope Gas Gathering System, we announced an agreement with Chesapeake Energy Corporation to restructure gathering and processing contracts in the Powder River basin. The restructured contracts became effective in January 2017 and replaced the previous cost-of-service arrangement with MVCs in the near-term such that we do not expect that our near-term trend of reported results will be significantly impacted by the restructured terms.
Rock Springs expansion
In August 2016, the Rock Springs expansion was placed into service. The project expanded Transco’s existing natural gas transmission system from New Jersey to a generation facility in Maryland and increased capacity by 192 Mdth/d.
Gulf Trace expansion
In February 2017, the Gulf Trace expansion was placed into service. The project expanded Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. It is expected to increase capacity by 1,200 Mdth/d.
Redwater expansion
In March 2016, we completed the expansion of our Redwater facilities in support of a long-term agreement to provide gas processing services to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta. The expanded Redwater facility receives NGL/olefins mixtures from the second bitumen upgrader and fractionates the mixtures into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate. We sold these operations in September 2016. (See Note 3 – Divestiture of Notes to Consolidated Financial Statements.)

Williams NGL & Petchem Services
Horizon liquids extraction plant
In March 2016, we completed a new liquids extraction plant near Fort McMurray, Alberta. The Boreal pipeline was extended to enable transportation of the NGL/olefins mixture from the new liquids extraction plant to Williams Partners’ expanded Redwater facilities. The plant increased the amount of NGLs produced in Canada to a total of approximately 40 Mbbls/d. To mitigate ethane price risk associated with our processing services, we had a long-term agreement with a minimum price for ethane sales to a third-party customer. We sold these operations in September 2016. (See Note 3 – Divestiture of Notes to Consolidated Financial Statements.)
Commodity Prices
NGL per-unit margins were approximately 7 percent lower in 2016 compared to the same period of 2015. Following a sharp decline in late 2014 to early 2015, total NGL margins have remained somewhat consistent in 2015 and 2016. While 2014 and 2015 reflect limited ethane recoveries, we have seen an increase in ethane production during 2016.
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
The following graph illustrates the NGL production and sales volumes, as well as the margin differential between ethane and non-ethane products and the relative mix of those products.

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

$ per gallon
1.00
0.90
0.80
0.70
0.60
0.50
0.40
0.30
0.20
0.10
0.00
Gallons (Millions)
800
700
600
500
400
300
200
100
0
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16
Q3'16
Q4'16
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin ($ per gallon)
Realized non-ethane margin ($ per gallon)
Realized NGL margin ($ per gallon)

The potential impact of commodity prices on our business is further discussed in the following Company Outlook.

Company Outlook
Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in the United States. We accomplish this by connecting the growing demand for cleaner fuels and feedstocks with our major positions in the premier natural gas and natural gas products supply basins. We continue to maintain a strong commitment to safety, environmental stewardship, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe and reliable service to our customers and an attractive return to our shareholders.
Our business plan for 2017 includes the previously announced agreement with WPZ to permanently waive our incentive distribution rights in exchange for WPZ common units as well as our private purchase of $2.1 billion newly issued WPZ commits units. We expect to increase our dividend to $0.30 per share, or $1.20 annually, beginning in the first quarter of 2017. Our business plan also includes previously discussed asset monetizations, which include our ownership interest in the Geismar olefins facility as well as other select assets that are not core to our strategy. The monetizations are expected to yield after-tax proceeds of greater than $2.0 billion. For WPZ, these transactions are expected to improve its cost of capital, remove its need to access the public equity markets for the next several years, enhance growth, and provide for debt reduction, solidifying WPZ as an attractive financing vehicle. The transactions are also expected to facilitate a reduction of our parent-level debt and provides for dividend growth flexibility, while retaining strategic and financing flexibility.
Our growth capital and investment expenditures in 2017 are expected to total $2.1 billion to $2.8 billion. Approximately $1.4 billion to $1.9 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2017 primarily reflects investment in gathering and processing systems in the Northeast region limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
As a result of our significant continued capital and investment expenditures on Transco expansions and fee-based gathering and processing projects, as well as the previously discussed sale of our Canadian operations and the planned monetization of the Geismar olefins facility, fee-based businesses are becoming an even more significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our operating results and cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand and power generation. Current forward market prices indicate a slightly more favorable energy commodity price environment in 2017 as compared to 2016, including higher natural gas and NGL prices. However, some of our customers may continue to curtail or delay drilling plans until there is a more sustained recovery in prices, which may negatively impact our gathering volumes. Although there has been some improvement, the credit profiles of certain of our producer customers remain challenged. Unfavorable changes in energy commodity prices or the credit profile of our producer customers may also result in noncash impairments of our assets.
In 2017, our operating results will include increases from our fee-based businesses recently placed in service or expected to be placed in service in 2017 primarily along the Transco system, a full year benefit of expanded capacity on our Gulfstar FPS™, and lower general and administrative expenses due to cost reduction initiatives and asset monetizations. We expect overall gathering and processing volumes to remain steady in 2017 and increase thereafter to meet the growing demand for natural gas and natural gas products.
Potential risks and obstacles that could impact the execution of our plan include:

•	Opposition to infrastructure projects, including the risk of delay in permits needed for our projects;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;

•	Inability to execute or delay in completing planned asset monetizations;

•	Lower than anticipated demand for natural gas and natural gas products which could result in lower than expected volumes, energy commodity prices and margins;

•	General economic, financial markets, or further industry downturn, including increased interest rates;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Reduced availability of insurance coverage;

•	Lower than expected distributions from WPZ.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets which continue to serve key growth markets and supply basins in the United States.
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
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC’s denial of the certification and filed an action in federal court seeking a declaration that the State of New York’s authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law. (See Note 4 – Variable Interest Entities of Notes to Consolidated Financial Statements.) We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 126-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the target in-service date has been revised to as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded.

Garden State
In April 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to increase capacity by 180 Mdth/d. We plan to place the initial phase of the project into service during the third quarter of 2017 and the remaining portion in the second quarter of 2018, assuming timely receipt of all necessary regulatory approvals.
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
Atlantic Sunrise
In February 2017, we received approval from the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. We expect to place a portion of the project facilities into service during the second half of 2017 and are targeting a full in-service during mid-2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.
Virginia Southside II
In July 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey and Station 165 in Virginia to a new lateral extending from our Brunswick Lateral in Virginia. We plan to place the project into service during the fourth quarter of 2017 and it is expected to increase capacity by 250 Mdth/d.
Dalton
In August 2016, we obtained approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey to markets in northwest Georgia. We plan to place the project into service in 2017 and it is expected to increase capacity by 448 Mdth/d.
Gulf Connector
In August 2016, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. The project will be constructed in two phases, with the initial phase of the project expected to be in service during the second half of 2018 and the remaining phase in 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
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
Pension and Postretirement Obligations
We have employee benefit plans that include pension and other postretirement benefits. Net periodic benefit cost and obligations for these plans are impacted by various estimates and assumptions. These estimates and assumptions include the expected long-term rates of return on plan assets, discount rates, expected rate of compensation increase, health care cost trend rates, and employee demographics, including retirement age and mortality. These assumptions are reviewed annually and adjustments are made as needed. The assumptions utilized to compute cost and the benefit obligations are shown in Note 10 – Employee Benefit Plans of Notes to Consolidated Financial Statements.

The following table presents the estimated increase (decrease) in net periodic benefit cost and obligations resulting from a one-percentage-point change in the specific assumption.

	Benefit Cost		Benefit Obligation
	One- Percentage- Point Increase	One- Percentage- Point Decrease	One- Percentage- Point Increase	One- Percentage- Point Decrease
	(Millions)
Pension benefits:
Discount rate	$(9)	$10	$(130)	$154
Expected long-term rate of return on plan assets	(13)	13	—	—
Rate of compensation increase	3	(2)	9	(7)
Other postretirement benefits:
Discount rate	1	1	(21)	25
Expected long-term rate of return on plan assets	(2)	2	—	—
Assumed health care cost trend rate	—	—	6	(5)
Our expected long-term rates of return on plan assets, as determined at the beginning of each fiscal year, are based on the average rate of return expected on the funds invested in the plans. We determine our long-term expected rates of return on plan assets using our expectations of capital market results, which include an analysis of historical results as well as forward-looking projections. These capital market expectations are based on a period of at least 10 years and take into account our investment strategy and mix of assets, which are weighted toward domestic and international equity securities. We develop our expectations using input from our third-party independent investment consultant. The forward-looking capital market projections start with current conditions of interest rates, equity pricing, economic growth, and inflation and those are overlaid with forward looking projections of normal inflation, growth, and interest rates to determine expected returns. The capital market return projections for specific asset classes in the investment portfolio are then applied to the relative weightings of the asset classes in the investment portfolio. The resulting rates are an estimate of future results and, thus, likely to be different than actual results.
In 2016, the benefit plans’ assets outperformed their respective benchmarks for fixed income strategies, but generally underperformed the respective benchmarks for equity strategies. While the 2016 investment performance was greater than our expected rates of return, the expected rates of return on plan assets are long-term in nature and are not significantly impacted by short-term market performance. Changes to our asset allocation would also impact these expected rates of return. Our expected long-term rate of return on plan assets used for our pension plans was 6.85 percent in 2016. The 2016 actual return on plan assets for our pension plans was approximately 7.5 percent. The 10-year average rate of return on pension plan assets through December 2016 was approximately 3.7 percent.
The discount rates are used to measure the benefit obligations of our pension and other postretirement benefit plans. The objective of the discount rates is to determine the amount, if invested at the December 31 measurement date in a portfolio of high-quality debt securities, that will provide the necessary cash flows when benefit payments are due. Increases in the discount rates decrease the obligation and, generally, decrease the related cost. The discount rates for our pension and other postretirement benefit plans are determined separately based on an approach specific to our plans and their respective expected benefit cash flows as described in Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies and Note 10 – Employee Benefit Plans of Notes to Consolidated Financial Statements. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term, high-quality debt securities as well as by the duration of our plans’ liabilities.
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

Equity-Method Investments
At the end of the third quarter of 2016, we became aware of changes involving certain of DBJV’s customer contracts, which impacted our estimates of DBJV’s future cash flows. As such, we evaluated this investment for impairment at September 30, 2016, and determined that no impairment was necessary. We also entered into initial discussions with the system operator regarding the terms and economic assumptions of these contract changes.
During the fourth quarter of 2016, these discussions led to negotiations with the system operator to exchange our interest in DBJV and another equity-method investment in the Permian basin (Ranch Westex) for its interests in certain gathering systems in the Northeast and cash. We already hold partial interests in these Northeast gathering systems through our Appalachia Midstream Investments. As previously discussed, we reached agreements for such transactions in February 2017.
As part of the preparation of our year-end financial statements, we evaluated the carrying amounts of our investments in DBJV, Ranch Westex and these certain gathering systems within our Appalachia Midstream Investments for impairment. We also evaluated other equity-method investments within the Northeast area for impairment as of December 31, 2016, including other gathering systems within our Appalachia Midstream Investments and our investment in UEOM. Our impairment evaluations utilized an income approach, but also considered the fair values indicated by the previously described transaction. The estimated fair value of our investment in DBJV exceeded its carrying value and no impairment was necessary. Based on the fair value of the consideration expected to be received, we currently expect to recognize a gain upon consummation of the previously described exchange transaction in 2017.
We estimated the fair value of our Appalachia Midstream Investments and UEOM using an income approach with discount rates ranging from 10.2 percent to 12.5 percent and also considered the value implied by the previously described transactions as applicable. For certain gathering systems within our Appalachia Midstream Investments, the fair value was determined to be less than our carrying value, resulting in an other-than-temporary impairment charge of $294 million. No impairment was necessary for other gathering systems within our Appalachia Midstream Investments or our investment in UEOM. For those investments evaluated for which no impairment was required, our estimate of fair value exceeded our carrying value by amounts ranging from approximately 2.5 percent to 7.5 percent. We estimate that an increase in the discount rate utilized of 50 basis points would have resulted in an additional impairment charge of approximately $45 million. We also recorded an additional impairment of $24 million related to our interest in Ranch Westex.
Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements.
At December 31, 2016, our Consolidated Balance Sheet includes approximately $6.7 billion of investments that are accounted for under the equity-method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, we compare our estimate of the fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.
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
Constitution Pipeline Capitalized Project Costs
As of December 31, 2016, Property, plant, and equipment – net in our Consolidated Balance Sheet includes approximately $381 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. In December 2014, we received approval from the FERC to construct and operate this jointly owned pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the certification and filed an action in federal court seeking a declaration that the State of New York's authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law.
As a result of the denial by the NYSDEC, we evaluated the capitalized project costs for impairment as of March 31, 2016, and as of December 31, 2016, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYSDEC and construction of the pipeline, as well as a scenario where the project does not proceed. We continue to monitor the capitalized project costs associated with Constitution for potential impairment.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2016. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Years Ended December 31,
	2016	$ Change from 2015*	% Change from 2015*	2015	$ Change from 2014*	% Change from 2014*	2014
	(Millions)
Revenues:
Service revenues	$5,171	+7	—%	$5,164	+1,048	+25%	$4,116
Product sales	2,328	+132	+6%	2,196	-1,325	-38%	3,521
Total revenues	7,499			7,360			7,637
Costs and expenses:
Product costs	1,725	+54	+3%	1,779	+1,237	+41%	3,016
Operating and maintenance expenses	1,580	+75	+5%	1,655	-163	-11%	1,492
Depreciation and amortization expenses	1,763	-25	-1%	1,738	-562	-48%	1,176
Selling, general, and administrative expenses	723	+18	+2%	741	-80	-12%	661
Impairment of goodwill	—	+1,098	+100%	1,098	-1,098	NM	—
Impairment of certain assets	873	-664	NM	209	-157	NM	52
Net insurance recoveries – Geismar Incident	(7)	-119	-94%	(126)	-106	-46%	(232)
Other (income) expense – net	142	-102	NM	40	-137	NM	(97)
Total costs and expenses	6,799			7,134			6,068
Operating income (loss)	700			226			1,569
Equity earnings (losses)	397	+62	+19%	335	+191	+133%	144
Gain on remeasurement of equity-method investment	—	—	—%	—	-2,544	-100%	2,544
Impairment of equity-method investments	(430)	+929	+68%	(1,359)	-1,359	NM	—
Other investing income (loss) – net	63	+36	+133%	27	-16	-37%	43
Interest expense	(1,179)	-135	-13%	(1,044)	-297	-40%	(747)
Other income (expense) – net	74	-28	-27%	102	+71	NM	31
Income (loss) from continuing operations before income taxes	(375)			(1,713)			3,584
Provision (benefit) for income taxes	(25)	-374	-94%	(399)	+1,648	NM	1,249
Income (loss) from continuing operations	(350)			(1,314)			2,335
Income (loss) from discontinued operations	—	—	—%	—	-4	-100%	4
Net income (loss)	(350)			(1,314)			2,339
Less: Net income (loss) attributable to noncontrolling interests	74	-817	NM	(743)	+968	NM	225
Net income (loss) attributable to The Williams Companies, Inc.	$(424)			$(571)			$2,114
_______

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

2016 vs. 2015
Service revenues increased slightly primarily due to expansion projects placed in service in 2015 and 2016, partially offset by a decrease in gathering, processing, and fractionation revenue primarily due to lower volumes in the Barnett Shale and Anadarko basin.
Product sales increased primarily due to higher olefin sales reflecting increased volumes at our Geismar plant as a result of the plant operating at higher production levels in 2016, partially offset by a decrease from our other olefin operations associated with lower volumes and per-unit sales prices. Product sales also reflect higher marketing revenues associated with higher NGL and propylene prices and natural gas and crude oil volumes, partially offset by lower NGL volumes, and crude oil prices.
The decrease in Product costs includes lower olefin feedstock purchases and lower costs associated with other product sales, partially offset by higher marketing purchases primarily due to the same factors that increased marketing sales. The decline in olefin feedstock purchases is primarily associated with lower per-unit feedstock costs and volumes at our other olefin operations, partially offset by an increase in olefin feedstock purchases at our Geismar plant reflecting increased volumes resulting from higher production levels in 2016.
Operating and maintenance expenses decreased primarily due to lower labor-related and outside service costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts and lower costs associated with general maintenance activities in the Marcellus Shale, as well as the absence of ACMP transition-related costs recognized in 2015. These decreases are partially offset by $16 million of severance and related costs recognized in 2016 and higher pipeline testing and general maintenance costs at Transco.
Depreciation and amortization expenses increased primarily due to depreciation on new assets placed in service, including Transco pipeline projects, partially offset by lower depreciation related to Canadian operations sold in 2016.
Selling, general, and administrative expenses (SG&A) decreased primarily due to lower merger and transition costs associated with the ACMP merger and lower labor-related costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts. These decreases were partially offset by certain project development costs associated with the Canadian PDH facility that we began expensing in 2016, as well as $26 million of severance and related costs recognized in 2016 and $17 million of higher costs associated with our evaluation of strategic alternatives.
Impairment of goodwill decreased due to the absence of a 2015 impairment charge associated with certain goodwill. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)
Impairment of certain assets reflects 2016 impairments of our Canadian operations and certain Mid-Continent assets, and other assets. Impairments recognized in 2015 relate primarily to previously capitalized development costs and surplus equipment write-downs. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)
Net insurance recoveries – Geismar Incident changed unfavorably reflecting the receipt of $126 million of insurance proceeds in the second quarter of 2015, as compared to the receipt of $7 million of proceeds in the fourth quarter of 2016.
The unfavorable change in Other (income) expense – net within Operating income (loss) includes a loss on the sale of our Canadian operations that were sold in September 2016, project development costs at Constitution as we discontinued capitalization of these costs in April 2016, and an unfavorable change in foreign currency exchange that primarily relates to losses incurred on foreign currency transactions and the remeasurement of the U.S. dollar-denominated current assets and liabilities within our former Canadian operations, partially offset by a $10 million gain on the sale of idle pipe in 2016.
Operating income (loss) changed favorably primarily due to the absence of a goodwill impairment in 2015, higher olefin margins related to the Geismar plant operating at higher production levels in 2016, lower costs related to the merger and integration of ACMP, and lower costs and expenses primarily associated with cost containment efforts.

These favorable changes are partially offset by impairments and loss on sale of certain assets in 2016, a decrease in insurance proceeds received, expensed Canadian PDH facility project development costs, and higher depreciation expenses related to new projects placed in service.
Equity earnings (losses) changed favorably primarily due to a $30 million increase at Discovery driven by the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, OPPL, Laurel Mountain, and DBJV improved $16 million, $11 million, and $10 million, respectively.
Impairment of equity-method investments reflects 2016 impairment charges associated with our Appalachia Midstream Investments, DBJV, and Laurel Mountain equity-method investments, while the 2015 impairment charges relate to our equity-method investments in Appalachia Midstream Investments, DBJV, UEOM, and Laurel Mountain. (See Note 6 – Investing Activities of Notes to Consolidated Financial Statements.)
Other investing income (loss) – net changed favorably due to a 2016 gain on the sale of an equity-method investment interest in a gathering system that was part of our Appalachia Midstream Investments and higher interest income associated with a receivable related to the sale of certain former Venezuela assets. (See Note 6 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense increased due to higher Interest incurred of $99 million primarily attributable to new debt issuances in 2016 and 2015 and lower Interest capitalized of $36 million primarily related to construction projects that have been placed into service, partially offset by lower interest due to 2015 and 2016 debt retirements. (See Note 14 – Debt, Banking Arrangements, and Leases of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income (loss) changed unfavorably primarily due to a decrease in allowance for equity funds used during construction (AFUDC) due to decreased spending on Constitution and the absence of a $14 million gain on early debt retirement in 2015.
Provision (benefit) for income taxes changed unfavorably primarily due to a decrease in pretax loss in 2016. See Note 8 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both years.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher operating results at WPZ, the impact of decreased income allocated to the WPZ general partner driven by the impact of reduced incentive distributions from WPZ associated with the termination of the WPZ Merger Agreement, and the absence of the accelerated amortization of a beneficial conversion feature from the first quarter of 2015. These changes are partially offset by a favorable change primarily related to our partners’ share of Constitution project development costs in 2016.
2015 vs. 2014
Service revenues increased primarily due to additional revenues associated with a full year of ACMP operations in 2015, increased revenues associated with the start-up of operations at Gulfstar One during the fourth quarter of 2014, and an increase in Transco’s natural gas transportation fees due to new projects placed in service in 2014 and 2015. Revenues from operations associated with our acquisition of ACMP and the northeast region also increased due to higher volumes related to new well connects. A decrease in Canadian construction management revenues, reflecting a shift to internal customer construction projects, partially offset these increases.
Product sales decreased due to a decrease in marketing revenues primarily associated with lower prices across all products, partially offset by higher non-ethane volumes, and a decrease in revenues from our equity NGLs reflecting lower NGL prices, partially offset by higher NGL volumes. Product sales also decreased due to lower olefin sales from other olefin operations associated with lower per-unit sales prices, partially offset by higher volumes. These decreases are partially offset by an increase in olefin sales primarily due to resuming our Geismar operations during 2015.
Product costs decreased due to a decrease in marketing purchases primarily associated with lower per-unit costs, partially offset by higher non-ethane volumes, and a decrease in natural gas purchases associated with the production of equity NGLs primarily due to lower natural gas prices, partially offset by higher volumes. Product costs also decreased due to lower feedstock purchases in our other olefin operations primarily due to lower per-unit feedstock costs across all products as well as lower per-unit costs, partially offset by significantly higher volumes in 2015. These decreases are partially offset by an increase in olefin feedstock purchases primarily associated with resuming our Geismar operations.
Operating and maintenance expenses increased primarily due to new expenses associated with operations acquired in our acquisition of ACMP, increased growth of operating activity in certain areas, increased maintenance and repair expenses, and the return to operations of the Geismar plant. These increases are partially offset by a decrease in Canadian construction management expenses that reflect a shift to internal customer construction projects.
Depreciation and amortization expenses increased primarily due to new expenses associated with operations acquired in our acquisition of ACMP and from depreciation on new projects placed in service, including Gulfstar One and the Geismar expansion.
SG&A increased primarily due to administrative expenses associated with operations acquired in our acquisition of ACMP, including $31 million higher ACMP merger and transition-related costs, partially offset by the absence of $16 million of acquisition costs incurred in 2014. In addition, 2015 includes $32 million of costs associated with our evaluation of strategic alternatives. These increases are partially offset by the absence of $18 million of project development costs incurred in 2014 related to the Bluegrass Pipeline reflecting 100 percent of such costs. The 50 percent noncontrolling interest share of these costs are presented in Net income (loss) attributable to noncontrolling interests.
Impairment of goodwill reflects a 2015 impairment charge associated with certain goodwill. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)
Impairment of certain assets relate primarily to 2015 impairments of previously capitalized development costs and surplus equipment write-downs. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)
Net insurance recoveries – Geismar Incident changed unfavorably primarily due to the receipt of $126 million of insurance recoveries in 2015 as compared to the receipt of $246 million of insurance recoveries in 2014.
Other (income) expense – net within Operating income (loss) changed unfavorably primarily due to the absence of $154 million of cash proceeds received in 2014 related to a contingency settlement gain and the absence of a $12 million net gain recognized in 2014 related to a partial acreage dedication release. (See Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
Operating income (loss) changed unfavorably primarily due to a 2015 impairment of goodwill, higher impairments of certain assets, higher depreciation, operating, and maintenance expenses related to construction projects placed in service and the start-up of the Geismar plant, $229 million lower NGL margins driven by lower prices, lower insurance recoveries related to the Geismar Incident, higher costs related to the merger and integration of ACMP into WPZ, and 2015 strategic alternative expenses. These decreases were partially offset by increased service revenues related to construction projects placed in service, $116 million higher olefin margins primarily due to our Geismar plant that returned to operations in 2015, and contributions from the operations acquired in our acquisition of ACMP.
Equity earnings (losses) changed favorably primarily due to the absence of equity losses from Bluegrass Pipeline and Moss Lake in 2014 and due to contributions from investments acquired in our acquisition of ACMP. In addition, equity earnings at Discovery increased $76 million primarily related to the completion of the Keathley Canyon Connector in early 2015. These changes were partially offset by $33 million of losses associated with our share of impairments recognized at equity investees in 2015. (See Note 6 – Investing Activities of Notes to Consolidated Financial Statements.)
Gain on remeasurement of equity-method investment reflects the 2014 gain recognized as a result of remeasuring to fair value the equity-method investment that we held before we acquired a controlling interest in ACMP. (See Note 2 – Acquisitions of Notes to Consolidated Financial Statements.)
Impairment of equity-method investments reflects 2015 impairment charges associated with certain equity-method investments. (See Note 6 – Investing Activities of Notes to Consolidated Financial Statements.)

Other investing income (loss) – net changed unfavorably primarily due to lower interest income associated with a receivable related to the sale of certain former Venezuela assets.
Interest expense increased due to a $230 million increase in Interest incurred primarily due to new debt issuances in 2014 and 2015 and interest expense associated with debt assumed in conjunction with our acquisition of ACMP. This increase was partially offset by lower interest due to 2015 debt retirements and the absence of a $9 million transaction-related financing fee incurred in the second quarter of 2014 related to our acquisition of ACMP. In addition, Interest capitalized decreased $67 million primarily related to construction projects that have been placed into service. (See Note 2 – Acquisitions and Note 14 – Debt, Banking Arrangements, and Leases of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a $43 million benefit related to an increase in AFUDC associated with an increase in spending on various Transco expansion projects and Constitution, a $14 million gain on early debt retirement in April 2015, and a $9 million contingency gain settlement.
Provision (benefit) for income taxes changed favorably primarily due to lower pretax income in 2015. See Note 8 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both years.
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
Year-Over-Year Operating Results – Segments
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
Williams Partners

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Service revenues	$5,173	$5,135	$3,888
Product sales	2,318	2,196	3,521
Segment revenues	7,491	7,331	7,409

Product costs	(1,728)	(1,779)	(3,016)
Other segment costs and expenses	(2,203)	(2,229)	(1,760)
Net insurance recoveries – Geismar Incident	7	126	232
Impairment of certain assets	(457)	(145)	(52)
Proportional Modified EBITDA of equity-method investments	754	699	431
Williams Partners Modified EBITDA	$3,864	$4,003	$3,244

NGL margin	$169	$159	$388
Olefin margin	337	226	110

2016 vs. 2015
Modified EBITDA decreased primarily due to higher impairments, lower insurance recoveries associated with the Geismar Incident, and loss on sale associated with our Canadian operations. These decreases were partially offset by higher olefin margins related to the Geismar plant operating at higher production levels in 2016, lower segment costs and expenses, and higher earnings related to our equity-method investments, including the completion of the Keathley Canyon Connector at Discovery in the first quarter of 2015. Additionally, higher marketing margins, higher service revenues related to projects placed in service, and higher NGL margins improved Modified EBITDA.
The increase in Service revenues is primarily due to a $79 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2015 and 2016 and a $31 million transportation and fractionation revenue increase associated with Williams NGL & Petchem’s Horizon liquids extraction plant in Canada. The Canadian operations were sold in late September 2016. These increases were partially offset by a decrease in gathering, processing, and fractionation revenue primarily due to lower volumes primarily in the Barnett Shale and Anadarko basin and a $15 million decrease in Transco’s storage revenue related to potential refunds associated with a ruling received in certain rate case litigation in 2016.
Product sales increased primarily due to:

•
A $94 million increase in olefin sales comprised of a $170 million increase from our Geismar plant that returned to service in late March 2015, partially offset by a $76 million decrease from our other olefin operations. The increase at Geismar includes $153 million associated with increased volumes as a result of the plant operating at higher production levels in 2016 than when production resumed in March 2015 following the Geismar Incident and $17 million primarily associated with higher ethylene per-unit sales prices. The decrease in other olefin sales includes a $14 million reduction due to the absence of our former Canadian operations in the fourth quarter of 2016, as well as lower volumes and lower per-unit sales prices within our other olefin operations;

•
A $70 million increase in marketing revenues primarily due to higher NGL and propylene prices and natural gas and crude oil volumes, partially offset by lower NGL volumes and crude oil prices (partially offset in marketing purchases);

•	A $6 million increase in revenues from our equity NGLs due to a $10 million increase associated with higher volumes, partially offset by a $4 million decrease associated with lower NGL prices;

•	A $39 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
The decrease in Product costs includes:

•	A $39 million decrease in system management gas costs (offset in Product sales);

•
A $17 million decrease in olefin feedstock purchases is primarily comprised of $78 million in lower purchases at our other olefins operations, partially offset by $61 million of higher purchases due primarily to increased volumes at our Geismar plant resulting from higher productions levels. The lower costs at our other olefin operations are comprised of $54 million in lower per-unit feedstock costs and $24 million in primarily lower propylene volumes;

•
A $4 million decrease in natural gas purchases associated with the production of equity NGLs reflecting a decrease of $13 million due to lower natural gas prices, partially offset by a $9 million increase associated with higher volumes;

•	Lower costs associated with various other products, primarily condensate;

•
A $22 million increase in marketing purchases primarily due to the same factors that increased marketing sales (more than offset in marketing revenues). The increase in marketing costs does not reflect the intercompany costs associated with certain gathering and processing services performed by an affiliate.

The decrease in Other segment costs and expenses is primarily due to lower operating costs and general and administrative expenses reflecting decreases in primarily labor-related and outside services costs resulting from our first-quarter 2016 workforce reductions and ongoing cost containment efforts and lower costs associated with general maintenance activities in the Marcellus Shale, as well as $43 million of lower ACMP Merger and transition-related expenses. Other items partially offsetting these decreases are as follows:

•	$34 million increase related to the 2016 loss on sale of our Canadian operations;

•	$37 million increase for severance and related costs associated with workforce reductions incurred in the first quarter of 2016 and the organizational realignment in the fourth quarter of 2016;

•	$28 million higher project development costs at Constitution as we discontinued capitalization of development costs related to this project beginning in April 2016;

•	$22 million higher contract services for pipeline testing and general maintenance at Transco;

•
$20 million unfavorable change in foreign currency exchange that primarily relates to losses incurred on foreign currency transactions and the remeasurement of the U.S. dollar-denominated current assets and liabilities within our former Canadian operations;

•	$19 million unfavorable change in AFUDC associated with a decrease in spending on Constitution;

•	The absence of a $14 million gain recognized in second-quarter 2015 resulting from the early retirement of certain debt.
Net insurance recoveries – Geismar Incident decreased reflecting $7 million of insurance proceeds received in 2016 compared to $126 million received in 2015.
Impairment of certain assets increased primarily due to 2016 impairments of $341 million associated with our Canadian operations and $63 million associated with certain Mid-Continent gathering assets as well as impairments or write-downs of other certain assets that may no longer be in use or are surplus in nature, partially offset by the absence of 2015 impairments of $94 million associated with previously capitalized project development costs for a gas processing plant and $20 million associated with certain surplus equipment within our Ohio Valley Midstream business. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to a $30 million increase from Discovery primarily associated with higher fee revenues attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, Caiman II contributed a $20 million increase resulting from higher volumes due to assets placed into service in 2015, OPPL contributed a $16 million increase primarily due to higher transportation volumes and lower expenses, and UEOM contributed an $11 million increase primarily associated with an increase in our ownership percentage. These increases were partially offset by an $29 million decrease from Appalachia Midstream Investments primarily due to lower fee revenues driven by lower rates, partially offset by lower impairments and higher volumes.
2015 vs. 2014
Modified EBITDA increased primarily due to the acquisition of ACMP during the third quarter of 2014 and increased fee revenue associated with contributions from new and expanded facilities, including Gulfstar One during the fourth quarter of 2014, in addition to resuming our Geismar operations and contributions related to the completion of the Keathley Canyon Connector at Discovery. Partially offsetting these increases to Modified EBITDA is a decrease in

NGL margins as a result of a significant decline in commodity prices beginning in the fourth quarter of 2014 and lower insurance recoveries related to the Geismar Incident.
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
The decrease in Product sales includes:

•	A $1,173 million decrease in marketing revenues primarily associated with lower prices across all products, partially offset by higher non-ethane volumes (more than offset in marketing purchases);

•	A $324 million decrease in revenues from our equity NGLs reflecting a decrease of $365 million due to lower NGL prices, partially offset by a $41 million increase associated with higher NGL volumes;

•	A $41 million decrease in revenues primarily due to lower condensate prices;

•
A $214 million increase in olefin sales primarily due to $298 million in higher sales from our Geismar plant that returned to operation, partially offset by an $84 million decrease from our other olefin operations due to lower sales prices, partially offset by higher volumes across all products, particularly propylene.

The decrease in Product costs includes:

•	A $1,219 million decrease in marketing purchases primarily due to a decrease in non-ethane per-unit cost (substantially offset in marketing revenues);

•
A $95 million decrease in the natural gas purchases associated with the production of equity NGLs reflecting a decrease of $126 million due to lower natural gas prices, partially offset by a $31 million increase associated with higher volumes;

•	A $20 million decrease in costs primarily due to lower gas prices;

•
A $98 million increase in olefin feedstock purchases is comprised of $127 million in higher purchases due to increased volumes at our Geismar plant as it returned to operation, partially offset by $29 million in lower other olefin operations feedstock purchases primarily due to lower per-unit feedstock costs, partially offset by higher volumes across most products, particularly propylene.

The increase in Other segment costs and expenses includes:

•	An increase for new expenses associated with operations associated with the acquisition of ACMP;

•
The absence of $154 million of cash received in the fourth quarter of 2014 associated with the resolution of a contingent gain related to claims arising from the purchase of a business in a prior period (see Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements);

•	A $16 million increase in operating expense due to the Geismar plant returning to operation in 2015;

•	The absence of a $12 million net gain recognized in 2014 related to a partial acreage dedication release.
The decrease in Net insurance recoveries – Geismar Incident is primarily due to the 2015 receipt of $126 million of insurance proceeds compared to $246 million received in 2014, partially offset by the absence of covered insurable expenses in excess of our retentions (deductibles) related to the Geismar Incident in 2015 compared to $14 million in 2014.
Impairment of certain assets increased primarily due to a 2015 $94 million impairment charge associated with previously capitalized project development costs for a gas processing plant. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)
The increase in Proportional Modified EBITDA of equity-method investments is primarily due to a full year contribution of $160 million from investments associated with the acquisition of ACMP and a $103 million increase from Discovery associated with higher fee revenues attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, Caiman II increased $21 million resulting from assets placed into service in 2014 and 2015, partially offset by the absence of business interruption insurance proceeds received in the prior year, and an $11 million decrease at Laurel Mountain. The decrease at Laurel Mountain was primarily due to $13 million of impairments and lower gathering fees due to lower gathering rates indexed to natural gas prices, partially offset by 24 percent higher volumes and an increase in our ownership percentage compared to the prior year.
Williams NGL & Petchem Services

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Service revenues	$2	$2	$—
Product sales	26	—	—
Segment revenues	28	2	—

Product costs	(13)	—	—
Other segment costs and expenses	(139)	(85)	(37)
Impairment of certain assets	(416)	—	—
Proportional Modified EBITDA of equity-method investments	—	—	(78)
Williams NGL & Petchem Services Modified EBITDA	$(540)	$(83)	$(115)
2016 vs. 2015
The unfavorable change in Modified EBITDA is primarily due to the 2016 impairment and subsequent loss on disposal of our Canadian operations as well as the expensing of certain development costs associated with the Canadian PDH facility, partially offset by the absence of the 2015 write-off of previously capitalized project development costs for an olefins pipeline project.
The increase in Product sales and Product costs is primarily due to the Horizon liquids extraction plant coming online in March 2016 until it was sold in September 2016.
The unfavorable change in Other segment costs and expenses is primarily due to $61 million of certain project development costs associated with the Canadian PDH facility that we began expensing in 2016. Additionally, the unfavorable change includes $33 million of transportation and fractionation fees associated with our new Horizon volumes and a $32 million loss on the sale of our Canadian operations in September 2016. (See Note 3 – Divestiture of Notes to Consolidated Financial Statements.) The unfavorable change in Other segment costs and expenses is partially offset by a $10 million gain on the sale of unused pipe in 2016 and the absence of the $64 million write-off of previously capitalized project development costs for an olefins pipeline project in 2015. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)
The unfavorable change in Impairment of certain assets primarily reflects the 2016 impairment of our Canadian operations and an $8 million impairment of idle pipe. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)
.

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
Other segment costs and expenses increased primarily due to the $64 million write-off of previously capitalized project development costs for an olefins pipeline project in 2015, partially offset by the absence of $18 million of project development costs incurred in 2014 relating to the Bluegrass Pipeline.
The favorable change in Proportional Modified EBITDA of equity-method investments is primarily due to the absence of our share of the 2014 write-off of previously capitalized project development costs at Bluegrass Pipeline and Moss Lake.
Other

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Other Modified EBITDA	$(2)	$(29)	$103
2016 vs. 2015
Modified EBITDA improved primarily due to a $31 million decrease in ACMP merger and transition related costs, as well as the impact of various other individually insignificant items, partially offset by a $17 million increase in costs related to our evaluation of strategic alternatives.
2015 vs. 2014
Modified EBITDA decreased significantly as the results from the businesses acquired with our acquisition of ACMP are presented within Williams Partners for periods subsequent to the July 1, 2014, acquisition. Other included the proportional Modified EBITDA of $104 million of our former equity-method investment in ACMP for the first half of 2014, which was partially offset by $19 million associated with our share of compensation costs triggered by the ACMP Acquisition recognized in July 2014. Modified EBITDA also decreased by $30 million related to costs incurred in 2015 related to evaluating our strategic alternatives and the Merger Agreement with Energy Transfer, as well as $24 million of higher costs associated with integration and re-alignment of resources following the ACMP acquisition and merger. These decreases are partially offset by a $9 million contingency gain settlement recognized in fourth quarter 2015.

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview
In 2016, we continued to focus upon growth in our businesses through disciplined investment and reducing our costs and funding needs. Examples of this activity included:

•	Expansion of WPZ’s interstate natural gas pipeline system through projects such as Rock Springs to meet the demand of growth markets;

•	Completion of WPZ’s Gulfstar One expansion project to provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico;

•	WPZ’s restructuring of contracts in the Barnett Shale and Mid-Continent region,which included cash payments to WPZ of $820 million;

•	Sale of our Canadian operations (see Note 3 – Divestiture of Notes to Consolidated Financial Statements).
Outlook
Fee-based businesses are becoming an even more significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand, and power generation.
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, dividends and distributions, debt service payments, and tax payments, while maintaining a sufficient level of liquidity. In particular, as previously discussed in Company Outlook, our expected growth capital and investment expenditures total approximately $2.1 billion to $2.8 billion in 2017. Approximately $1.4 billion to $1.9 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2017 primarily reflects investment in gathering and processing systems in the Northeast region limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We retain the flexibility to adjust planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.
In January 2017, WPZ announced that it will redeem all of its $750 million 6.125 percent senior notes due 2022 on February 23, 2017. In addition, we expect after-tax proceeds in excess of $2 billion from planned asset monetizations of Geismar and other select assets during 2017, which we expect Williams Partners to use for additional debt reduction and to fund capital and investment expenditures.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2017. Our internal and external sources of consolidated liquidity to fund working capital requirements, capital and investment expenditures, debt service payments, dividends and distributions, and tax payments include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations;

•	Distributions from WPZ;

•	Distributions from our equity-method investees based on our level of ownership;

•	Use of our credit facility;

•	Cash proceeds from issuances of debt and/or equity securities.
WPZ is expected to fund its cash needs through its cash flows from operations and its credit facility and/or commercial paper program, as well as proceeds from planned asset monetizations as previously mentioned. WPZ also established a distribution reinvestment program (DRIP) in the third quarter of 2016.
We previously announced that we intended to reinvest approximately $1.2 billion into WPZ in 2017 via the DRIP, funded primarily by our reduced quarterly cash dividend which would have allowed us to annually retain approximately $1.3 billion for reinvestment. As part of the Financial Repositioning announced in January 2017, we discontinued our participation in the DRIP and expect to increase our regular quarterly cash dividend to $0.30 for the dividend to be paid in March 2017. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.)
We anticipate our more significant uses of cash to be:

•	Working capital requirements;

•	Maintenance and expansion capital and investment expenditures;

•	Interest on our long-term debt;

•	Repayment of current debt maturities, and additional reductions in WPZ’s debt with funds received as part of the Financial Repositioning;

•	Investment in WPZ as part of the Financial Repositioning (see Note 15 – Stockholders' Equity of Notes to Consolidated Financial Statements);

•	Quarterly dividends to our shareholders.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of December 31, 2016, we had a working capital deficit (current liabilities, inclusive of $785 million in Long-term debt due within one year, in excess of current assets) of $1.487 billion. Our available liquidity is as follows:

	December 31, 2016
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents	$145	$25	$170
Capacity available under our $1.5 billion credit facility (1)		725	725
Capacity available to WPZ under its $3.5 billion credit facility, less amounts outstanding under its $3 billion commercial paper program (2)	3,407		3,407
	$3,552	$750	$4,302
__________

(1)
The highest amount outstanding under our credit facility during 2016 was $1.224 billion. At December 31, 2016, we were in compliance with the financial covenants associated with this credit facility. See Note 14 – Debt, Banking Arrangements, and Leases of Notes to Consolidated Financial Statements for additional information on our credit facility. Borrowing capacity available under this facility as of February 20, 2017, was $1.265 billion.

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. WPZ has $93 million of Commercial paper outstanding at December 31, 2016. The highest amount outstanding under WPZ’s commercial paper program and credit facility during 2016 was $2.326 billion. At December 31, 2016, WPZ was in compliance with the financial covenants associated with this credit facility. See Note 14 – Debt, Banking Arrangements, and Leases of Notes to Consolidated Financial Statements for additional information on WPZ’s credit facility and WPZ’s commercial paper program. Borrowing capacity available under WPZ’s $3.5 billion credit facility as of February 20, 2017, was $3.5 billion.
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
WPZ Incentive Distribution Rights
As part of the Financial Repositioning, we permanently waived our right to incentive distributions from WPZ. (See Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
Through December 31, 2016, our ownership interest in WPZ included the right to incentive distributions determined in accordance with WPZ’s partnership agreement. In connection with the sale of WPZ’s Canadian operations in the third quarter of 2016, we agreed to waive $150 million of incentive distributions otherwise payable by WPZ to us in the fourth quarter of 2016. (See Note 3 – Divestiture of Notes to Consolidated Financial Statements.)
We had agreed to temporarily waive incentive distributions of approximately $2 million per quarter in connection with WPZ’s acquisition of an approximate 13 percent additional interest in UEOM on June 10, 2015. The waiver would have continued through the quarter ending September 30, 2017.
We were required to pay a $428 million termination fee to WPZ, associated with the Termination Agreement (as described in Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements), which settled through a reduction of quarterly incentive distributions we are entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The November 2015, February 2016, and May 2016 distributions from WPZ were reduced by $209 million, $209 million, and $10 million, respectively, related to this termination fee.
Registrations
In September 2016, WPZ filed a registration statement for its new DRIP discussed above. In November 2016, WPZ received reinvested distributions of $260 million, of which $250 million related to us.
In May 2015, we filed a shelf registration statement, as a well-known seasoned issuer.
In February 2015, WPZ filed a shelf registration statement, as a well-known seasoned issuer, and WPZ also filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $1 billion. These sales are to be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price, or at negotiated prices. Such sales are to be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for their own accounts as principals. During 2016 and 2015, WPZ received net proceeds of approximately $115 million and approximately $59 million, respectively, from equity issued under this registration.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. (See Note 6 – Investing Activities of Notes to Consolidated Financial Statements for our more significant equity-method investees.)

Credit Ratings
Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating

WMB:	S&P Global Ratings	Stable	BB	BB
	Moody’s Investors Service	Stable	Ba2	N/A
	Fitch Ratings	Stable	BB+	N/A

WPZ:	S&P Global Ratings	Stable	BBB-	BBB-
	Moody’s Investors Service	Stable	Baa3	N/A
	Fitch Ratings	Stable	BBB-	N/A

Considering our credit ratings as of December 31, 2016, we estimate that we could be required to provide up to $36 million in additional collateral of either cash or letters of credit with third parties under existing contracts.  At the present time, we have not provided any additional collateral to third parties but no assurance can be given that we will not be requested to provide collateral in the future. As of December 31, 2016, we estimate that a downgrade to a rating below investment-grade for WPZ could require it to provide up to $376 million in additional collateral of either cash or letters of credit with third parties under existing contracts.

Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Years Ended December 31,
	Category	2016	2015	2014
		(Millions)
Sources of cash and cash equivalents:
Operating activities - net	Operating	$3,664	$2,678	$2,115
Proceeds from WPZ’s credit-facility borrowings	Financing	3,250	3,832	1,646
Proceeds from our credit-facility borrowings	Financing	2,280	2,097	1,040
Proceeds from sale of Canadian operations (see Note 3)	Investing	1,020	—	—
Proceeds from WPZ’s debt offerings (see Note 14)	Financing	998	3,842	2,740
Distributions from unconsolidated affiliates in excess of cumulative earnings	Investing	472	404	206
Proceeds from equity offerings	Financing	123	86	3,471
Contributions from noncontrolling interests	Financing	29	111	340
Special distribution from Gulfstream (see Note 6)	Financing	—	396	—
Proceeds from our debt offerings	Financing	—	—	1,895
Proceeds from WPZ’s commercial paper - net	Financing	—	—	572

Uses of cash and cash equivalents:
Payments on WPZ’s credit-facility borrowings	Financing	(4,560)	(3,162)	(1,156)
Payments on our credit-facility borrowings	Financing	(2,155)	(1,817)	(670)
Capital expenditures	Investing	(2,051)	(3,167)	(4,031)
Quarterly dividends on common stock	Financing	(1,261)	(1,836)	(1,412)
Dividends and distributions to noncontrolling interests	Financing	(940)	(942)	(840)
Payments of WPZ’s commercial paper - net	Financing	(409)	(306)	—
Payments on WPZ’s debt retirements (see Note 14)	Financing	(375)	(1,533)	—
Purchases of and contributions to equity-method investments	Investing	(177)	(595)	(482)
Contribution to Gulfstream for repayment of debt (see Note 6)	Financing	(148)	(248)	—
Purchases of businesses, net of cash acquired	Investing	—	(112)	(5,958)

Other sources / (uses) - net	Financing and Investing	310	132	83
Increase (decrease) in cash and cash equivalents		$70	$(140)	$(441)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Impairment of goodwill, Impairment of equity-method investments, Impairment of and net (gain) loss on sale of assets and businesses, and Gain on remeasurement of equity-method investment.
Our Net cash provided (used) by operating activities in 2016 increased from 2015 primarily due to the impact of net favorable changes in operating working capital and receipts from contract restructurings.
Our Net cash provided (used) by operating activities in 2015 increased from 2014 primarily due to the impact of net favorable changes in operating working capital and the absence of contributions from ACMP for the first six months of 2014.

Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 4 – Variable Interest Entities, Note 11 – Property, Plant, and Equipment, Note 14 – Debt, Banking Arrangements, and Leases, Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk, and Note 18 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.
Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2016:

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
			(Millions)
Long-term debt: (1)(2)
Principal	$785	$1,382	$3,767	$17,506	$23,440
Interest	1,099	2,132	1,928	7,947	13,106
Commercial paper	93	—	—	—	93
Operating leases	66	109	81	90	346
Purchase obligations (3)	1,074	733	646	320	2,773
Other obligations (4)(5)	2	1	1	1	5
Total	$3,119	$4,357	$6,423	$25,864	$39,763
______________

(1)	Includes the borrowings outstanding under credit facilities, but does not include any related variable-rate interest payments.

(2)
Includes $750 million of 6.125 percent senior notes due 2022 that WPZ intends to redeem on February 23, 2017 and related interest, presented in the table above according to the original contractual terms.

(3)
Includes approximately $244 million in open property, plant, and equipment purchase orders. Includes an estimated $418 million long-term ethane purchase obligation with index-based pricing terms that is reflected in this table at December 31, 2016 prices. This obligation is part of an overall exchange agreement whereby volumes we transport on OPPL are sold at a third-party fractionator near Conway, Kansas, and we are subsequently obligated to purchase ethane volumes at Mont Belvieu. The purchased ethane volumes may be utilized or resold at comparable prices in the Mont Belvieu market. Includes an estimated $619 million long-term ethane purchase obligation with index-based pricing terms that primarily supplies third parties at their plants and is valued in this table at a price calculated using December 31, 2016 prices. Any excess purchased volumes may be sold at comparable market prices. Includes an estimated $586 million long-term mixed NGLs purchase obligation with index-based pricing terms that is reflected in this table at December 31, 2016 prices. In addition, we have not included certain natural gas life-of-lease contracts for which the future volumes are indeterminable. We have not included commitments, beyond purchase orders, for the acquisition or construction of property, plant, and equipment or expected contributions to our jointly owned investments. (See Company Outlook — Expansion Projects.)

(4)
Does not include estimated contributions to our pension and other postretirement benefit plans. We made contributions to our pension and other postretirement benefit plans of $72 million in 2016 and $70 million in 2015. In 2017, we expect to contribute approximately $69 million to these plans (see Note 10 – Employee Benefit Plans of Notes to Consolidated Financial Statements). Tax-qualified pension plans are required to meet minimum contribution requirements. In the past, we have contributed amounts to our tax-qualified pension plans in excess of the minimum required contribution. These excess amounts can be used to offset future minimum contribution requirements. During 2016, we contributed $60 million to our tax-qualified pension plans. In addition to these contributions, a portion of the excess contributions was used to meet the minimum contribution requirements. During 2017, we expect to contribute approximately $60 million to our tax-qualified pension plans and use excess amounts to satisfy minimum contribution requirements, if needed. Additionally, estimated future minimum funding requirements may vary significantly from historical requirements if actual results differ significantly from estimated results for assumptions such as returns on plan assets, interest rates, retirement rates, mortality, and other significant assumptions or by changes to current legislation and regulations.

(5)
We have not included income tax liabilities in the table above. See Note 8 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of income taxes, including our contingent tax liability reserves.

Effects of Inflation
Our operations have historically not been materially affected by inflation. Approximately 39 percent of our gross property, plant, and equipment is comprised of our interstate natural gas pipeline assets. They are subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, we anticipate being allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost-based regulations, along with competition and other market factors, may limit our ability to recover such increased costs. For our gathering and processing assets, operating costs are influenced to a greater extent by both competition for specialized services and specific price changes in crude oil and natural gas and related commodities than by changes in general inflation. Crude oil, natural gas, and NGL prices are particularly sensitive to the market perceptions concerning the supply and demand balance in the near future, as well as general economic conditions. However, our exposure to certain of these price changes is reduced through the fee-based nature of certain of our services and the use of hedging instruments.
Environmental
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own (see Note 18 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $38 million, all of which are included in Accrued liabilities and Regulatory liabilities, deferred income, and other on the Consolidated Balance Sheet at December 31, 2016. We will seek recovery of approximately $9 million of these accrued costs through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2016, we paid approximately $6 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $9 million in 2017 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2016, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. In May 2012, the EPA completed designation of new eight-hour ozone nonattainment areas. Several Transco facilities are located in 2008 ozone nonattainment areas. In December 2014, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels and subsequently finalized a rule on October 1, 2015. We are monitoring the rule's implementation as the reduction will trigger additional federal and state regulatory actions that may impact our operations. To date, no federal actions have been proposed to mandate additional emission controls at these facilities. Pursuant to recently finalized state regulatory actions associated with implementation of the 2008 ozone standard, we anticipate that some facilities may be subject to increased controls within five years. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Property, plant, and equipment – net on the Consolidated Balance Sheet for both new and existing facilities in affected areas. We are unable at this time to estimate with any certainty the cost of additions that may be required to meet the regulations.
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
The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2016 and 2015. Long-term debt in the tables represents principal cash flows, net of (discount) premium and debt issuance costs, and weighted-average interest rates by expected maturity dates. The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings.

	2017	2018	2019	2020	2021	Thereafter (1)	Total	Fair Value December 31, 2016
	(Millions)
Long-term debt, including current portion:
Fixed rate	$785	$500	$32	$2,121	$871	$17,475	$21,784	$22,465
Interest rate	5.2%	5.2%	5.2%	5.2%	5.2%	5.6%
Variable rate	$—	$850	$—	$775	$—	$—	$1,625	$1,625
Interest rate (3)
Commercial paper:
Variable rate	$93	$—	$—	$—	$—	$—	$93	$93
Interest rate (4)

	2016	2017	2018	2019	2020	Thereafter (1)	Total	Fair Value December 31, 2015
	(Millions)
Long-term debt, including current portion: (2)
Fixed rate	$375 (*)	$785	$500	$32	$2,121	$17,364	$21,177	$16,796
Interest rate	5.1%	5.1%	5.0%	5.0%	5.0%	5.5%
Variable rate	$—	$—	$850	$—	$1,960	$—	$2,810	$2,810
Interest rate (5)
Commercial paper:
Variable rate	$499	$—	$—	$—	$—	$—	$499	$499
Interest rate (4)
_____________
(*) $200 million presented as long-term debt at December 31, 2015, due to WPZ’s intent and ability to refinance.
__________________

(1)	Includes unamortized discount / premium and debt issuance costs.

(2)	Excludes capital leases.

(3)	The weighted-average interest rates for WPZ’s $850 million term loan, and our $775 million credit facility borrowing at December 31, 2016 were 2.50 percent and 2.51 percent, respectively.

(4)	The weighted-average interest rate was 1.06 percent and 0.92 percent at December 31, 2016 and 2015, respectively.

(5)
The weighted-average interest rates for WPZ’s $1.3 billion credit facility borrowing, WPZ’s $850 million term loan, and our $650 million credit facility borrowing at December 31, 2015 were 1.63 percent, 1.85 percent, and 2.32 percent, respectively.

Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of NGLs, olefins, and natural gas, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining sufficient liquidity, as well as using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. At December 31, 2016 and 2015, our derivative activity was not material. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)
Foreign Currency Risk
In September 2016, we disposed of our Canadian operations, which comprised substantially all of our foreign operations. (See Note 3 – Divestiture of Notes to Consolidated Financial Statements.)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Williams Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Gulfstream Natural Gas System, L.L.C. (“Gulfstream”), a limited liability corporation in which the Company has a 50 percent interest. In the consolidated financial statements, the Company’s investment in Gulfstream was $261 million and $293 million as of December 31, 2016 and 2015, respectively, and the Company’s equity earnings in the net income of Gulfstream were $69 million and $65 million, respectively, for the years then ended. For the periods indicated above, Gulfstream’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulfstream for 2016 and 2015, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and, for 2016 and 2015, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Williams Companies, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Williams Companies, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 22, 2017

Report of Independent Registered Public Accounting Firm

To the Members of Gulfstream Natural Gas System, L.L.C.
We have audited the balance sheets of Gulfstream Natural Gas System, L.L.C. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, cash flows, and members’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2017

The Williams Companies, Inc.
Consolidated Statement of Operations

	Years Ended December 31,
	2016	2015	2014
	(Millions, except per-share amounts)
Revenues:
Service revenues	$5,171	$5,164	$4,116
Product sales	2,328	2,196	3,521
Total revenues	7,499	7,360	7,637
Costs and expenses:
Product costs	1,725	1,779	3,016
Operating and maintenance expenses	1,580	1,655	1,492
Depreciation and amortization expenses	1,763	1,738	1,176
Selling, general, and administrative expenses	723	741	661
Impairment of goodwill (Note 17)	—	1,098	—
Impairment of certain assets (Note 17)	873	209	52
Net insurance recoveries – Geismar Incident	(7)	(126)	(232)
Other (income) expense – net	142	40	(97)
Total costs and expenses	6,799	7,134	6,068
Operating income (loss)	700	226	1,569
Equity earnings (losses)	397	335	144
Gain on remeasurement of equity-method investment (Note 2)	—	—	2,544
Impairment of equity-method investments (Note 17)	(430)	(1,359)	—
Other investing income (loss) – net	63	27	43
Interest incurred	(1,217)	(1,118)	(888)
Interest capitalized	38	74	141
Other income (expense) – net	74	102	31
Income (loss) from continuing operations before income taxes	(375)	(1,713)	3,584
Provision (benefit) for income taxes	(25)	(399)	1,249
Income (loss) from continuing operations	(350)	(1,314)	2,335
Income (loss) from discontinued operations	—	—	4
Net income (loss)	(350)	(1,314)	2,339
Less: Net income (loss) attributable to noncontrolling interests	74	(743)	225
Net income (loss) attributable to The Williams Companies, Inc.	$(424)	$(571)	$2,114
Amounts attributable to The Williams Companies, Inc.:
Income (loss) from continuing operations	$(424)	$(571)	$2,110
Income (loss) from discontinued operations	—	—	4
Net income (loss)	$(424)	$(571)	$2,114
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(.57)	$(.76)	$2.93
Income (loss) from discontinued operations	—	—	.01
Net income (loss)	$(.57)	$(.76)	$2.94
Weighted-average shares (thousands)	750,673	749,271	719,325
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(.57)	$(.76)	$2.91
Income (loss) from discontinued operations	—	—	.01
Net income (loss)	$(.57)	$(.76)	$2.92
Weighted-average shares (thousands)	750,673	749,271	723,641
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Net income (loss)	$(350)	$(1,314)	$2,339
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of ($1) in 2016	4	6	—
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $1 in 2016 and 2015	(2)	(6)	—
Foreign currency translation activities:
Foreign currency translation adjustments, net of taxes of ($37), $31, and $18 in 2016, 2015, and 2014, respectively	50	(204)	(96)
Reclassification into earnings upon sale of foreign entities, net of taxes of ($36) in 2016	119	—	—
Pension and other postretirement benefits:
Prior service credit (cost) arising during the year (Note 10)	—	—	(1)
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $2, $3, and $3 in 2016, 2015, and 2014, respectively	(4)	(3)	(5)
Net actuarial gain (loss) arising during the year, net of taxes of $8, ($5) and $60 in 2016, 2015, and 2014, respectively (Note 10)	(15)	8	(100)
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($12), ($18), and ($15) in 2016, 2015, and 2014, respectively	20	28	26
Other comprehensive income (loss)	172	(171)	(176)
Comprehensive income (loss)	(178)	(1,485)	2,163
Less: Comprehensive income (loss) attributable to noncontrolling interests	143	(813)	206
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$(321)	$(672)	$1,957
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet

	December 31,
	2016	2015
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$170	$100
Trade accounts and other receivables (net of allowance of $6 at December 31, 2016 and $3 at December 31, 2015)	938	1,041
Inventories	138	127
Other current assets and deferred charges	216	259
Total current assets	1,462	1,527

Investments	6,701	7,336
Property, plant, and equipment – net	28,428	29,579
Intangible assets – net of accumulated amortization	9,663	10,017
Regulatory assets, deferred charges, and other	581	561
Total assets	$46,835	$49,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$623	$744
Accrued liabilities	1,448	1,078
Commercial paper	93	499
Long-term debt due within one year	785	176
Total current liabilities	2,949	2,497

Long-term debt	22,624	23,812
Deferred income tax liabilities	4,238	4,218
Regulatory liabilities, deferred income, and other	2,978	2,268
Contingent liabilities and commitments (Note 18)

Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 785 million shares issued at December 31, 2016 and 784 million shares issued at December 31, 2015)	785	784
Capital in excess of par value	14,887	14,807
Retained deficit	(9,649)	(7,960)
Accumulated other comprehensive income (loss)	(339)	(442)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	4,643	6,148
Noncontrolling interests in consolidated subsidiaries	9,403	10,077
Total equity	14,046	16,225
Total liabilities and equity	$46,835	$49,020
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2013	$718	$11,599	$(6,248)	$(164)	$(1,041)	$4,864	$4,057	$8,921
Net income (loss)	—	—	2,114	—	—	2,114	225	2,339
Other comprehensive income (loss)	—	—	—	(157)	—	(157)	(19)	(176)
Issuance of common stock for acquisition of business (Note 15)	61	3,317	—	—	—	3,378	—	3,378
Noncontrolling interest resulting from acquisition of business (Note 2)	—	—	—	—	—	—	7,502	7,502
Cash dividends – common stock (Note 15)	—	—	(1,412)	—	—	(1,412)	—	(1,412)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(840)	(840)
Stock-based compensation and related common stock issuances, net of tax	3	85	—	—	—	88	—	88
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	55	55
Changes in ownership of consolidated subsidiaries, net	—	(73)	—	(20)	—	(93)	137	44
Contributions from noncontrolling interests	—	—	—	—	—	—	340	340
Deconsolidation of Bluegrass Pipeline (Note 6)	—	—	—	—	—	—	(63)	(63)
Other	—	(3)	(2)	—	—	(5)	1	(4)
Net increase (decrease) in equity	64	3,326	700	(177)	—	3,913	7,338	11,251
Balance – December 31, 2014	782	14,925	(5,548)	(341)	(1,041)	8,777	11,395	20,172
Net income (loss)	—	—	(571)	—	—	(571)	(743)	(1,314)
Other comprehensive income (loss)	—	—	—	(101)	—	(101)	(70)	(171)
Cash dividends – common stock (Note 15)	—	—	(1,836)	—	—	(1,836)	—	(1,836)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(942)	(942)
Stock-based compensation and related common stock issuances, net of tax	2	28	—	—	—	30	—	30
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	59	59
Changes in ownership of consolidated subsidiaries, net	—	(160)	—	—	—	(160)	254	94
Contributions from noncontrolling interests	—	—	—	—	—	—	111	111
Other	—	14	(5)	—	—	9	13	22
Net increase (decrease) in equity	2	(118)	(2,412)	(101)	—	(2,629)	(1,318)	(3,947)
Balance – December 31, 2015	784	14,807	(7,960)	(442)	(1,041)	6,148	10,077	16,225
Net income (loss)	—	—	(424)	—	—	(424)	74	(350)
Other comprehensive income (loss)	—	—	—	103	—	103	69	172
Cash dividends – common stock (Note 15)	—	—	(1,261)	—	—	(1,261)	—	(1,261)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(940)	(940)
Stock-based compensation and related common stock issuances, net of tax	1	56	—	—	—	57	—	57
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	114	114
Changes in ownership of consolidated subsidiaries, net	—	12	—	—	—	12	(18)	(6)
Contributions from noncontrolling interests	—	—	—	—	—	—	29	29
Other	—	12	(4)	—	—	8	(2)	6
Net increase (decrease) in equity	1	80	(1,689)	103	—	(1,505)	(674)	(2,179)
Balance – December 31, 2016	$785	$14,887	$(9,649)	$(339)	$(1,041)	$4,643	$9,403	$14,046
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$(350)	$(1,314)	$2,339
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,763	1,738	1,176
Provision (benefit) for deferred income taxes	(26)	(337)	1,264
Impairment of goodwill	—	1,098	—
Impairment of equity-method investments	430	1,359	—
Impairment of and net (gain) loss on sale of assets and businesses	918	215	67
Amortization of stock-based awards	73	82	53
Gain on remeasurement of equity-method investment	—	—	(2,544)
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	82	39	(276)
Inventories	(25)	105	(36)
Other current assets and deferred charges	(4)	4	(44)
Accounts payable	25	(90)	(8)
Accrued liabilities	506	26	(203)
Other, including changes in noncurrent assets and liabilities	272	(247)	327
Net cash provided (used) by operating activities	3,664	2,678	2,115
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(409)	(306)	572
Proceeds from long-term debt	6,528	9,772	7,321
Payments of long-term debt	(7,091)	(6,516)	(1,828)
Proceeds from issuance of common stock	9	27	3,416
Proceeds from sale of limited partner units of consolidated partnership	114	59	55
Dividends paid	(1,261)	(1,836)	(1,412)
Dividends and distributions paid to noncontrolling interests	(940)	(942)	(840)
Contributions from noncontrolling interests	29	111	340
Payments for debt issuance costs	(9)	(35)	(40)
Special distribution from Gulfstream	—	396	—
Contribution to Gulfstream for repayment of debt	(148)	(248)	—
Other – net	—	(1)	17
Net cash provided (used) by financing activities	(3,178)	481	7,601
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(2,051)	(3,167)	(4,031)
Net proceeds from dispositions	30	3	34
Proceeds from sale of businesses, net of cash divested	1,020	—	—
Purchases of businesses, net of cash acquired	—	(112)	(5,958)
Purchases of and contributions to equity-method investments	(177)	(595)	(482)
Distributions from unconsolidated affiliates in excess of cumulative earnings	472	404	206
Other – net	290	168	74
Net cash provided (used) by investing activities	(416)	(3,299)	(10,157)
Increase (decrease) in cash and cash equivalents	70	(140)	(441)
Cash and cash equivalents at beginning of year	100	240	681
Cash and cash equivalents at end of year	$170	$100	$240
_________
(1) Increases to property, plant, and equipment	$(1,912)	$(3,024)	$(3,916)
Changes in related accounts payable and accrued liabilities	(139)	(143)	(115)
Capital expenditures	$(2,051)	$(3,167)	$(4,031)
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
Financial Repositioning
In January 2017, we announced agreements with Williams Partners L.P. (WPZ), wherein we permanently waived the general partner’s incentive distribution rights (IDRs) and converted our 2 percent general partner interest in WPZ to a non-economic interest in exchange for 289 million newly issued WPZ common units. Pursuant to this agreement, we also purchased approximately 277 thousand WPZ common units for $10 million. Additionally, we purchased approximately 59 million common units of WPZ at a price of $36.08586 per unit in a private placement transaction, funded with proceeds from our equity offering (see Note 15 – Stockholders’ Equity). According to the terms of this agreement, following WPZ’s quarterly distribution in February 2017, we paid additional consideration of approximately $50 million to WPZ for these units. Following these transactions, we own a 74 percent limited partner interest in WPZ.
Termination of WPZ Merger Agreement
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby we would have acquired all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock (WPZ Merger Agreement).
On September 28, 2015, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Merger Agreement. Under the terms of the Termination Agreement, we were required to pay a $428 million termination fee to WPZ, at which time we owned approximately 60 percent, including the interests of the general partner and IDRs. Such termination fee settled through a reduction of quarterly incentive distributions we were entitled to receive from WPZ (such reduction not to exceed $209 million per quarter). The distributions from WPZ in November 2015, February 2016, and May 2016 were reduced by $209 million, $209 million, and $10 million, respectively, related to this termination fee.
ACMP Merger
On February 2, 2015, Williams Partners L.P. merged with and into Access Midstream Partners, L.P. (ACMP Merger). For the purpose of these financial statements and notes, WPZ refers to the renamed merged partnership, while Pre-merger Access Midstream Partners, L.P. (ACMP) and Pre-merger Williams Partners L.P. (Pre-merger WPZ) refer to the separate partnerships prior to the consummation of the ACMP Merger and subsequent name change. The net assets of Pre-merger WPZ and ACMP were combined at our historical basis. Our basis in ACMP reflected our business combination accounting resulting from acquiring control of ACMP on July 1, 2014.
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
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II), a 60 percent equity-method investment in Discovery Producer Services, LLC (Discovery), a 50 percent equity-method investment in Overland Pass Pipeline, LLC (OPPL), and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 41 percent interest in multiple gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
The midstream businesses also included our Canadian midstream operations, which were comprised of an oil sands offgas processing plant located near Fort McMurray, Alberta, and an NGL/olefin fractionation facility at Redwater, Alberta. In September 2016, we completed the sale of our Canadian operations. (See Note 3 – Divestiture.)
Williams NGL & Petchem Services
Williams NGL & Petchem Services includes certain other domestic olefins pipeline assets, a liquids extraction plant located near Fort McMurray, Alberta, that began operations in March 2016, and a propane dehydrogenation facility under development in Canada. In September 2016, we completed the sale of our Canadian operations. (See Note 3 – Divestiture.)
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
Consolidated master limited partnership
As of December 31, 2016, we owned approximately 60 percent of the interests in WPZ, a variable interest entity (VIE) (see Note 4 – Variable Interest Entities), including the interests of the general partner, which are wholly owned by us, and IDRs.
During 2016, WPZ issued 3,273,601 common units pursuant to an equity distribution agreement between WPZ and certain banks resulting in net proceeds of $115 million. WPZ also implemented a distribution reinvestment program in the third quarter of 2016 resulting in 7,891,414 common units issued associated with reinvested distributions of $260 million, of which $250 million related to our participation. In addition, in August 2016, WPZ completed an equity issuance of 6,975,446 common units sold to us in a private placement transaction for an aggregate purchase price of $250 million.
The above transactions, WPZ’s quarterly distribution of additional paid-in-kind Class B units to us, and other equity issuances by WPZ had the combined net impact of decreasing Noncontrolling interests in consolidated subsidiaries by $18 million, and increasing Capital in excess of par value by $12 million and Deferred income tax liabilities by $6 million in the Consolidated Balance Sheet.
WPZ is self-funding and maintains separate lines of bank credit and cash management accounts and also has a commercial paper program. (See Note 14 – Debt, Banking Arrangements, and Leases.) Cash distributions from WPZ to all partners, including us, are governed by WPZ’s partnership agreement.
Discontinued operations
Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
Significant risks and uncertainties
We have announced plans to monetize our olefins production plant in Geismar, Louisiana, as well as other select assets that are not core to our strategy. As we pursue these other select asset monetizations, it is possible that we may incur impairments of certain equity-method investments, property, plant, and equipment, and intangible assets. Such impairments could potentially be caused by indications of fair value implied through the monetization process or, in the case of asset dispositions that are part of a broader asset group, the impact of the loss of future estimated cash flows.
Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of all entities that we control and our proportionate interest in the accounts of certain ventures in which we own an undivided interest. Management’s judgment is required to evaluate whether we control an entity. Key areas of that evaluation include:

•	Determining whether an entity is a VIE;

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Regulatory accounting
Transco and Northwest Pipeline are regulated by the Federal Energy Regulatory Commission (FERC). Their rates, which are established by the FERC, are designed to recover the costs of providing the regulated services, and their competitive environment makes it probable that such rates can be charged and collected. Therefore, our management has determined that it is appropriate under Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” to account for and report regulatory assets and liabilities related to these operations consistent with the economic effect of the way in which their rates are established. Accounting for these operations that are regulated can differ from the accounting requirements for nonregulated operations. For example, for regulated operations, allowance for funds used during construction (AFUDC) represents the estimated cost of debt and equity funds applicable to utility plant in process of construction and is capitalized as a cost of property, plant, and equipment because it constitutes an actual cost of construction under established regulatory practices; nonregulated operations are only allowed to capitalize

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

the cost of debt funds related to construction activities, while a component for equity is prohibited. The components of our regulatory assets and liabilities relate to the effects of deferred taxes on equity funds used during construction, asset retirement obligations, fuel cost differentials, levelized incremental depreciation, negative salvage, and pension and other postretirement benefits. Our current and noncurrent regulatory asset and liability balances for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(Millions)
Current assets reported within Other current assets and deferred charges	$91	$84
Noncurrent assets reported within Regulatory assets, deferred charges, and other	387	370
Total regulated assets	$478	$454

Current liabilities reported within Accrued liabilities	$11	$4
Noncurrent liabilities reported within Regulatory liabilities, deferred income, and other	498	434
Total regulated liabilities	$509	$438
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
Inventories
Inventories in the Consolidated Balance Sheet primarily consist of natural gas liquids, olefins, natural gas in underground storage, and materials and supplies and are stated at the lower of cost or market. The cost of inventories is primarily determined using the average-cost method.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Goodwill
Goodwill included within Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet represents the excess of the consideration, plus the fair value of any noncontrolling interest or any previously held equity interest, over the fair value of the net assets acquired. It is not subject to amortization but is evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present that would indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of the evaluation, we compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. Judgments and assumptions are inherent in our management’s estimates of fair value.
Other intangible assets
Our identifiable intangible assets included within Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet are primarily related to gas gathering, processing, and fractionation contractual customer relationships. Our intangible assets are amortized on a straight-line basis over the period in which these assets contribute to our cash flows. We evaluate these assets for changes in the expected remaining useful lives and would reflect any changes prospectively through amortization over the revised remaining useful life.
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
Deferred income

We record a liability for deferred income related to cash received from customers in advance of providing our services.  Such amounts are generally recognized in revenue upon satisfying our performance obligations, primarily providing services based on units of production or over remaining contractual service periods ranging from 1 to 25 years.  Deferred income is reflected within Accrued liabilities and Regulatory liabilities, deferred income, and other on the Consolidated Balance Sheet.  (See Note 13 – Accrued Liabilities.)

During 2016, we received cash proceeds totaling $820 million associated with restructuring certain gas gathering contracts in the Barnett Shale and Mid-Continent regions. The proceeds were recorded as deferred income and are being amortized into income in 2016 and future periods.

In October 2016, we received $104 million of newly constructed assets as part of a noncash investing transaction with a customer for which we provide production handling and other services. The transaction was recorded in Property, plant, and equipment – net and deferred income in the Consolidated Balance Sheet and is being amortized based on units of production through 2024. Due to the noncash nature of this transaction, it is not presented within the Consolidated Statement of Cash Flows.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Derivative instruments and hedging activities
We may utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swaps, futures, and forward contracts involving short- and long-term purchases and sales of energy commodities. We report the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, in Other current assets and deferred charges; Regulatory assets, deferred charges, and other; Accrued liabilities; or Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual trades. We report these amounts on a gross basis. Additionally, we report cash collateral receivables and payables with our counterparties on a gross basis. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.)
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Service revenues
Revenues from our interstate natural gas pipeline businesses include services pursuant to long-term firm transportation and storage agreements. These agreements provide for a reservation charge based on the volume of contracted capacity and a commodity charge based on the volume of gas delivered, both at rates specified in our FERC tariffs. We recognize revenues for reservation charges ratably over the contract period regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges, from both firm and interruptible transportation services and storage injection and withdrawal services, are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility.
Certain revenues from our midstream operations include those derived from natural gas gathering, processing, treating, and compression services and are performed under volumetric-based fee contracts. These revenues are recorded when services have been performed.
Certain of our gas gathering and processing agreements have minimum volume commitments. If a customer under such an agreement fails to meet its minimum volume commitment for a specified period, generally measured on an annual basis, it is obligated to pay a contractually determined fee based upon the shortfall between actual production volumes and the minimum volume commitment for that period. The revenue associated with minimum volume commitments is recognized in the period that the actual shortfall is determined and is no longer subject to future reduction or offset, which is generally at the end of the annual period or fourth quarter.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Our Canadian businesses that were sold in September 2016 had processing and fractionation operations where we retained certain NGLs and olefins from an upgrader’s offgas stream and we recognized revenues when the fractionated products were sold and delivered.
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
Pension and other postretirement benefits
The funded status of each of the pension and other postretirement benefit plans is recognized separately in the Consolidated Balance Sheet as either an asset or liability. The funded status is the difference between the fair value of plan assets and the plan’s benefit obligation. The plans’ benefit obligations and net periodic benefit costs are actuarially determined and impacted by various assumptions and estimates. (See Note 10 – Employee Benefit Plans.)
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
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are deferred and recorded in AOCI or, for Transco and Northwest Pipeline, as a regulatory asset or liability, until amortized as a component of net periodic benefit cost. Unrecognized actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants’ average remaining future years of service, which is approximately 13 years for our pension plans and approximately 7 years for our other postretirement benefit plans. Unrecognized prior service costs and credits for the other postretirement benefit plans are amortized on a straight line basis over the average remaining years of service to eligibility for eligible plan participants, which is approximately 4 years.

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
Foreign currency translation
Certain of our foreign subsidiaries that used the Canadian dollar as their functional currency were sold in 2016. The assets and liabilities of such foreign subsidiaries were translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations were translated into the U.S. dollar at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment was recorded as a separate component of AOCI in the Consolidated Balance Sheet.
Transactions denominated in currencies other than the functional currency were recorded based on exchange rates at the time such transactions arose. Subsequent changes in exchange rates when the transactions were settled resulted in transaction gains and losses which were reflected in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Operations. Substantially all of our Canadian operations were sold in September 2016.
Accounting standards issued but not yet adopted

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 modifies the concept of goodwill impairment to represent the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under ASU 2017-04, entities will no longer be required to determine the implied fair value of goodwill by assigning the fair value of a reporting unit to its individual assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for goodwill impairment testing for interim and annual periods beginning after December 15, 2019, and requires a prospective transition. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017, and we plan to adopt this standard in 2017. Our Williams Partners reportable segment has $47 million of goodwill included in Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet (see Note 12 – Goodwill and Other Intangible Assets).
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

method investees, to reduce diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 requires a retrospective transition. We are evaluating the impact of ASU 2016-15 on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. ASU 2016-13 requires varying transition methods for the different categories of amendments. We are evaluating the impact of ASU 2016-13 on our consolidated financial statements. Although we do not expect ASU 2016-13 to have a significant impact, it will impact our trade receivables as the related allowance for credit losses will be recognized earlier under the expected loss model than under our current policy.
In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The objective of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. We adopted ASU 2016-09 effective January 1, 2017. The standard requires varying transition methods for the different categories of amendments. ASU 2016-09 will not have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are reviewing contracts to identify leases, particularly reviewing the applicability of ASU 2016-02 to contracts involving easements/rights-of-way.
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
We continue to evaluate the impact the standard may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that the new revenue standard may have. We have substantially completed that process, but continue to evaluate our accounting for noncash consideration, which exists in contracts where we receive commodities as full or partial consideration, contracts with a significant financing component, which may exist in situations where the timing of the consideration we received varies significantly from the timing of the service we provide, and the accounting for contributions in aid of construction. As such, we are unable to determine the potential impact upon the amount and timing of revenue recognition and related disclosures. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 2 – Acquisitions
ACMP
On December 20, 2012, we purchased approximately 24 percent of ACMP’s outstanding limited partnership units and 50 percent of the ACMP general partner 2 percent interest which included IDRs for approximately $2.19 billion in cash, including transaction costs. We accounted for these acquired interests as equity-method investments.
On July 1, 2014, we acquired control of ACMP (ACMP Acquisition) through the acquisition of an additional 26 percent of ACMP’s outstanding limited partnership units and the remaining 50 percent interest in the general partner for $5.995 billion in cash. The acquisition was funded through the issuance of equity (see Note 15 – Stockholders' Equity) and debt, credit facility borrowings, and cash on hand.
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
Our basis in ACMP reflects business combination accounting, which, among other things, requires identifiable assets acquired and liabilities assumed to be measured at their acquisition-date fair values. Prior to the ACMP Acquisition we accounted for our investment in ACMP using the equity method. The acquisition-date fair value of our equity-method investment in ACMP was $4.6 billion. As a result of remeasuring our equity-method investment to fair value, for the year ended December 31, 2014 we recognized a $2.5 billion noncash gain within the Gain on remeasurement of equity-method investment line item in the Consolidated Statement of Operations.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Other intangible assets recognized in the acquisition are related to contractual customer relationships from gas gathering agreements with our customers. The basis for determining the value of these intangible assets was estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over 30 years during which contractual customer relationships are expected to contribute to our cash flows. As estimated at the time of acquisition, approximately 56 percent of the expected future revenues from these contractual customer relationships were impacted by our ability and intent to renew or renegotiate existing customer contracts. We expense costs incurred to renew or extend the terms of our gas gathering, processing, and fractionation contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of acquisition), the weighted-average periods to the next renewal or extension of the existing customer contracts were approximately 17 years.
The noncash adjustment to record the fair value of the noncontrolling interest in ACMP was determined based on the common units and ACMP’s closing common unit price at July 1, 2014.
The following unaudited pro forma Total revenues and Net income (loss) attributable to The Williams Companies, Inc. for the year ended December 31, 2014, are presented as if the ACMP Acquisition had been completed on January 1, 2014. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisition had in fact occurred on the date or for the period indicated, nor do they purport to project Total revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

December 31,
2014
(Millions)
Total revenues	$8,181
Net income (loss) attributable to The Williams Companies, Inc.	$622
Significant adjustments to pro forma Net income (loss) attributable to The Williams Companies, Inc. include the removal of the previously described $2.5 billion gain on remeasurement of equity-method investment, and include additional depreciation and amortization expense associated with reflecting the acquired investments, property, plant, and equipment, and other intangible assets at fair value. The adjustments assume estimated useful lives of 30 years. Other significant adjustments to pro forma Net income (loss) attributable to The Williams Companies, Inc. include interest expense related to debt financing associated with the acquisition as well as Net income (loss) attributable to noncontrolling interests.
During the year ended December 31, 2014, ACMP contributed Total revenues of $781 million and Net income (loss) attributable to The Williams Companies, Inc. of $165 million.
Costs related to this acquisition were $16 million in 2014 and are reported within our Williams Partners segment and included in Selling, general, and administrative expenses in the Consolidated Statement of Operations. Direct transaction costs associated with financing commitments were $9 million in 2014 and reported within Interest incurred in the Consolidated Statement of Operations. Equity earnings (losses) within the Consolidated Statement of Operations in 2014 includes $19 million of equity losses associated with certain compensation-related costs at ACMP that were triggered by the acquisition.
Eagle Ford Gathering System
In May 2015, WPZ acquired a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford Shale for $112 million. The acquisition was accounted for as a business combination, and the allocation of the acquisition-date fair value of the major classes of assets acquired includes $80 million of Property, plant, and equipment – net and $32 million of Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet. Changes to the preliminary allocation disclosed in the second quarter of 2015 reflect

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

an increase of $20 million in Property, plant, and equipment – net, and a decrease of $20 million in Intangible assets – net of accumulated amortization.
UEOM Equity-Method Investment
In June 2015, WPZ acquired an approximate 13 percent additional interest in its equity-method investment, UEOM, for $357 million. Following the acquisition WPZ owns approximately 62 percent of UEOM. However, WPZ continues to account for this as an equity-method investment because WPZ does not control UEOM due to the significant participatory rights of its partner. In connection with the acquisition of the additional interest, we agreed to waive approximately $2 million of our WPZ IDR payments each quarter through 2017. See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies for discussion of agreement with WPZ wherein we permanently waived IDR payment obligations from WPZ.
Note 3 – Divestiture
In September 2016, we completed the sale of subsidiaries conducting Canadian operations, including subsidiaries of WPZ, (such subsidiaries, the disposal group). Consideration received to date totaled $1.020 billion, net of $31 million of cash divested and subject to customary working capital adjustments. In connection with the sale, we waived $150 million of incentive distributions otherwise payable by WPZ to us in the fourth quarter of 2016 in recognition of certain affiliate contracts wherein WPZ’s Canadian operations provided services to certain of our other businesses. The proceeds were primarily used to reduce borrowings on credit facilities.
During the second quarter of 2016, we designated these operations as held for sale. As a result, we measured the fair value of the disposal group as of June 30, 2016, resulting in an impairment charge of $747 million, reflected in Impairment of certain assets in the Consolidated Statement of Operations. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) During the second half of 2016 we recorded an additional loss of $66 million upon completion of the sale, primarily reflecting revisions to the sales price and estimated contingent consideration and including a $15 million benefit related to transactions to hedge our foreign currency exchange risk on the Canadian proceeds, reflected in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Operations. The total loss consists of a loss of $34 million at Williams Partners and $32 million at Williams NGL & Petchem Services.
The following table presents the results of operations for the disposal group, excluding the impairment and loss noted above:

	Years Ended December 31,
	2016	2015
	(Millions)
Income (loss) before income taxes of disposal group	$(98)	$17
Income (loss) before income taxes of disposal group attributable to The Williams Companies, Inc.	(95)	15

Note 4 – Variable Interest Entities
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of WPZ and/or its subsidiaries, and which comprise a significant portion of our consolidated assets and liabilities:

	December 31,
	2016	2015	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$145	$73	Cash and cash equivalents
Trade accounts and other receivables – net	925	1,026	Trade accounts and other receivables
Inventories	138	127	Inventories
Other current assets	205	190	Other current assets and deferred charges
Investments	6,701	7,336	Investments
Property, plant, and equipment – net	28,021	28,593	Property, plant, and equipment – net
Intangible assets – net	9,662	10,016	Intangible assets – net of accumulated amortization
Regulatory assets, deferred charges, and other noncurrent assets	467	479	Regulatory assets, deferred charges, and other
Accounts payable	(589)	(625)	Accounts payable
Accrued liabilities including current asset retirement obligations	(1,122)	(757)	Accrued liabilities
Commercial paper	(93)	(499)	Commercial paper
Long-term debt due within one year	(785)	(176)	Long-term debt due within one year
Long-term debt	(17,685)	(19,001)	Long-term debt
Deferred income tax liabilities	(20)	(119)	Deferred income tax liabilities
Noncurrent asset retirement obligations	(798)	(857)	Regulatory liabilities, deferred income, and other
Regulatory liabilities, deferred income, and other noncurrent liabilities	(1,860)	(1,066)	Regulatory liabilities, deferred income, and other
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

cost of the project is estimated to be approximately $687 million, which is expected to be funded with capital contributions from WPZ and the other equity partners on a proportional basis.
In December 2014, we received approval from the FERC to construct and operate the Constitution pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the certification and filed an action in federal court seeking a declaration that the State of New York's authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law. The oral argument before the Second Circuit Court of Appeals regarding the NYSDEC’s denial of Constitution’s application for water quality certification under Section 401 of the Clean Water Act was held on November 16, 2016. We anticipate a decision from the Second Circuit Court of Appeals as early as second quarter 2017. In light of the NYSDEC's denial of the water quality certification and the actions taken to challenge the decision, the project in-service date is targeted as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $381 million on a consolidated basis at December 31, 2016, and are included within Property, plant, and equipment – net in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
Cardinal
WPZ owns a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal), a subsidiary that provides gathering services for the Utica Shale region and is a VIE due to certain risks shared with customers. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Cardinal’s economic performance. Future expansion activity is expected to be funded with capital contributions from WPZ and the other equity partner on a proportional basis.
Jackalope
WPZ owns a 50 percent interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope), a subsidiary that provides gathering and processing services for the Powder River basin and is a VIE due to certain risks shared with customers. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Jackalope’s economic performance. Future expansion activity is expected to be funded with capital contributions from WPZ and the other equity partner on a proportional basis.
Note 5 – Related Party Transactions
Transactions with Equity-Method Investees
We have purchases from our equity-method investees included in Product costs in the Consolidated Statement of Operations of $180 million, $187 million, and $197 million for the years ended 2016, 2015, and 2014, respectively. We have $19 million and $12 million included in Accounts payable in the Consolidated Balance Sheet with our equity-method investees at December 31, 2016 and 2015, respectively.
WPZ has operating agreements with certain equity-method investees. These operating agreements typically provide for reimbursement or payment to WPZ for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. We supplied a portion of these services, primarily those related to employees since WPZ does not have any employees, to certain equity-method investees. The total charges to equity-method investees for these fees are $66 million, $64 million, and $65 million for the years ended 2016, 2015, and 2014, respectively.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Board of Directors
A former member of our Board of Directors, who was elected in 2013 and resigned during 2016, is also the current chairman, president, and chief executive officer of an energy services company that is a customer of ours. We recorded $144 million, $111 million, and $115 million in Service revenues in the Consolidated Statement of Operations from this company for transportation and storage of natural gas for the years ended December 31, 2016, 2015, and 2014, respectively.
Note 6 – Investing Activities
Impairment of equity-method investments
The following table presents other-than-temporary impairment charges related to certain equity-method investments (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk):

	Years Ended December 31,
	2016	2015
	(Millions)
Williams Partners
Appalachia Midstream Investments	$294	$562
DBJV	59	503
Laurel Mountain	50	45
UEOM	—	241
Ranch Westex	24	—
Other	3	8
	$430	$1,359
Equity earnings (losses)
Equity earnings (losses) in 2015 includes a loss of $19 million associated with WPZ’s share of underlying property impairments at certain of the Appalachia Midstream Investments. This loss is reported within the Williams Partners segment.
Equity earnings (losses) in 2014 includes:

•
Write-offs of capitalized project development costs on our discontinued investments in Bluegrass Pipeline Company LLC (Bluegrass) of $67 million and Moss Lake Fractionation LLC and Moss Lake LPG Terminal LLC (collectively referred to as Moss Lake) of $4 million;

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

Other investing income (loss) – net
In 2016, we recognized a $27 million gain from the sale of an equity-method investment interest in a gathering system that was part of the Appalachia Midstream Investments within the Williams Partners segment.
Other investing income (loss) – net also includes $36 million, $27 million, and $41 million of interest income for 2016, 2015 and 2014, respectively, associated with a receivable related to the sale of certain former Venezuela assets. Due to changes in circumstances that led to late payments and increased uncertainty regarding the recovery of the receivable, we began accounting for the receivable under a cost recovery model in first quarter 2015. Subsequently,

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

we received payments greater than the remaining carrying amount of the receivable, which resulted in the recognition of interest income.
Investments

	Ownership Interest at December 31, 2016	December 31,
		2016	2015
		(Millions)
Equity-method investments:
Appalachia Midstream Investments	(1)	$2,062	$2,464
UEOM	62%	1,448	1,525
DBJV	50%	988	977
Discovery	60%	572	602
OPPL	50%	430	445
Caiman II	58%	426	418
Laurel Mountain	69%	324	391
Gulfstream	50%	261	293
Other	Various	190	221
		$6,701	$7,336
___________

(1)	Includes equity-method investments in multiple gathering systems in the Marcellus Shale with an approximate average 41 percent interest.
We have differences between the carrying value of our equity-method investments and the underlying equity in the net assets of the investees of $1.9 billion at December 31, 2016 and $2.4 billion at December 31, 2015. These differences primarily relate to our investments in Appalachian Midstream Investments, DBJV, and UEOM resulting from property, plant, and equipment, as well as customer-based intangible assets and goodwill.
Purchases of and contributions to equity-method investments
We generally fund our portion of significant expansion or development projects of these investees through additional capital contributions. These transactions increased the carrying value of our investments and included:

	Years Ended December 31,
	2016	2015	2014
	(Millions)
DBJV	$105	$57	$20
Appalachia Midstream Investments	28	93	84
Caiman II	22	—	175
UEOM	—	357	57
Discovery	—	35	106
Other	22	53	40
	$177	$595	$482

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Dividends and distributions
The organizational documents of entities in which we have an equity-method interest generally require distribution of available cash to members on at least a quarterly basis. These transactions reduced the carrying value of our investments and included:

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Appalachia Midstream Investments	$211	$219	$130
Discovery	141	116	36
Gulfstream	100	88	81
UEOM	92	42	—
OPPL	69	45	27
Caiman II	40	33	13
DBJV	39	33	—
Laurel Mountain	28	31	39
ACMP	—	—	64
Other	22	26	50
	$742	$633	$440

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
Summarized Financial Position and Results of Operations of All Equity-Method Investments

	December 31,
	2016	2015
	(Millions)
Assets (liabilities):
Current assets	$508	$773
Noncurrent assets	9,695	9,549
Current liabilities	(412)	(633)
Noncurrent liabilities	(1,484)	(1,450)

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Gross revenue	$1,883	$1,707	$1,623
Operating income	799	690	534
Net income	726	611	460

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 7 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Operations:

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Williams Partners
Loss on sale of Canadian operations (Note 3)	$34	$—	$—
Amortization of regulatory assets associated with asset retirement obligations	33	33	33
Accrual of regulatory liability related to overcollection of certain employee expenses	25	20	14
Project development costs related to Constitution (Note 4)	28	—	—
Net foreign currency exchange (gains) losses (1)	10	(10)	(3)
Contingency gain settlement (2)	—	—	(154)
Net gain related to partial acreage dedication release	—	—	(12)
Gain on asset retirement	(11)	—	—
Loss related to sale of certain assets	—	—	10
Williams NGL & Petchem Services
Loss on sale of Canadian operations (Note 3)	32	—	—
Gain on sale of unused pipe	(10)	—	—
________________

(1)
Primarily relates to gains and losses incurred on foreign currency transactions and the remeasurement of U.S. dollar-denominated current assets and liabilities within our former Canadian operations (see Note 3 – Divestiture).

(2)
In November 2014, we settled a claim arising from the resolution of a contingent gain related to claims associated with the purchase of a business in a prior period. Pursuant to the settlement, we received $154 million in cash, all of which was recognized as a gain in the fourth quarter of 2014.

ACMP Acquisition, Merger, and Transition
Certain ACMP acquisition, merger, and transition costs included in the Consolidated Statement of Operations are as follows:

•
Selling, general, and administrative expenses includes $26 million in 2015 and $27 million in 2014 (including $16 million of acquisition costs) primarily related to professional advisory fees within the Williams Partners segment.

•
Selling, general, and administrative expenses includes $9 million in 2015 and $15 million in 2014 of related employee transition costs within the Williams Partners segment and $32 million in 2015 and $10 million in 2014 of general corporate expenses associated with integration and realignment of resources within the Other segment.

•	Operating and maintenance expenses includes $12 million in 2015 and $15 million in 2014 primarily related to employee transition costs within the Williams Partners segment.

•	Interest incurred includes transaction-related financing costs of $2 million in 2015 from the merger and $9 million in 2014 from the acquisition.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Additional Items
Certain additional items included in the Consolidated Statement of Operations are as follows:

•
Service revenues includes $173 million associated with the amortization of deferred income related to the restructuring of certain gas gathering contracts in the Barnett Shale and Mid-Continent regions within the Williams Partners segment. Service revenues also includes $58 million, $239 million, and $167 million recognized in the fourth quarter of 2016, 2015, and 2014, respectively, from minimum volume commitment fees in the Barnett Shale and Mid-Continent regions within the Williams Partners segment.

•	Selling, general, and administrative expenses and Operating and maintenance expenses include $42 million in 2016 of severance and other related costs.

•
Other income (expense) – net below Operating income (loss) includes $89 million, $95 million, and $44 million for equity AFUDC for 2016, 2015, and 2014, respectively, primarily within the Williams Partners segment.

•	Other income (expense) – net below Operating income (loss) includes a $14 million gain in 2015 resulting from the early retirement of certain debt within the Williams Partners segment.
Note 8 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Current:
Federal	$—	$—	$(9)
State	2	(7)	2
Foreign	(1)	(55)	10
	1	(62)	3
Deferred:
Federal	(6)	(317)	1,108
State	61	(25)	119
Foreign	(81)	5	19
	(26)	(337)	1,246
Provision (benefit) for income taxes	$(25)	$(399)	$1,249

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Reconciliations from the Provision (benefit) at statutory rate to recorded Provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Provision (benefit) at statutory rate	$(131)	$(600)	$1,255
Increases (decreases) in taxes resulting from:
Impact of nontaxable noncontrolling interests	(22)	263	(75)
State income taxes (net of federal benefit)	3	(21)	82
State deferred income tax rate change	43	—	—
Foreign operations – net (Including tax effect of Canadian Sale)	78	8	(11)
Taxes on undistributed earnings of foreign subsidiaries – net	—	—	(37)
Translation adjustment of certain unrecognized tax benefits	(1)	(71)	—
Other – net	5	22	35
Provision (benefit) for income taxes	$(25)	$(399)	$1,249
Income (loss) from continuing operations before income taxes includes $885 million of foreign loss in 2016, and $20 million and $102 million of foreign income in 2015 and 2014, respectively.
Foreign operations – net (Including tax effect of Canadian Sale) increased in 2016 due to a valuation allowance associated with impairments and losses on the sale of our Canadian operations (see Note 3 – Divestiture) and the reversal of anticipatory foreign tax credits, partially offset by the tax effect of the impairments associated with our Canadian disposition.
The Translation adjustment of certain unrecognized tax benefits in 2016 and 2015 reflects the impact of changes in foreign currency exchange rates on the remeasurement of a foreign currency denominated unrecognized tax benefit, including associated penalties and interest.
The 2015 federal and state income tax provisions include the tax effect of a $2.7 billion impairment loss associated with certain goodwill, equity-method investments, and other assets. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) The 2014 federal and state income tax provisions include the tax effect of a $2.5 billion gain associated with remeasuring our equity-method investment to fair value as a result of the ACMP Acquisition. (See Note 2 – Acquisitions.)
Taxes on undistributed earnings of foreign subsidiaries - net decreased in 2014 due to revisions of our estimate of the undistributed earnings, partially offset by an increase of tax expense, which decreased our share of the foreign tax credit due to the Canada Dropdown.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Significant components of Deferred income tax liabilities and Deferred income tax assets are as follows:

	December 31,
	2016	2015
	(Millions)
Deferred income tax liabilities:
Property, plant, and equipment	$—	$4
Investments	5,300	5,272
Other	29	15
Total deferred income tax liabilities	5,329	5,291
Deferred income tax assets:
Accrued liabilities	145	150
Minimum tax credits	139	139
Foreign tax credit	140	193
Federal loss carryovers	651	485
State losses and credits	313	296
Other	37	42
Total deferred income tax assets	1,425	1,305
Less valuation allowance	334	190
Net deferred income tax assets	1,091	1,115
Overall net deferred income tax liabilities	$4,238	$4,176
The valuation allowance at December 31, 2016 and 2015 serves to reduce the available deferred income tax assets to an amount that will, more likely than not, be realized. We consider all available positive and negative evidence, including projected future taxable income and management’s estimate of future reversals of existing taxable temporary differences, and have determined that a portion of our deferred income tax assets related to State losses and credits and Federal loss carryovers may not be realized. The change in Valuation allowance is partially due to this evaluation. The amounts presented in the table above are, with respect to state items, before any federal benefit. The change from prior year for the State losses and credits is primarily due to increases in losses and credits generated in the current and prior years less losses and/or credits utilized in the current year. We have loss and credit carryovers in multiple state taxing jurisdictions. These attributes generally expire between 2017 and 2036 with some carryovers having indefinite carryforward periods. Federal loss carryovers includes the tax effect of a capital loss carryover of $364 million, incurred with the sale of our Canadian operations, which, if unused, will expire in 2021. The Valuation allowance change from prior year is primarily due to a valuation allowance on the deferred tax asset associated with this capital loss carryover. We reasonably anticipate that this valuation allowance could be released in the near future due to tax impacts of the potential monetization of certain assets as previously announced by management. The federal tax Minimum tax credits of $139 million currently has no expiration date. Foreign tax credit of $140 million is expected to be utilized prior to expiration in 2026.
Federal net operating loss carryovers and charitable contribution carryovers of $1.6 billion at the end of 2016 are expected to be utilized by us prior to expiration between 2018 and 2036. Employee share-based compensation attributable to the exercise of stock options and vesting of restricted stock is deductible by us for tax purposes. To the extent these tax deductions exceed the previously accrued deferred income tax benefit for these items, the additional tax benefit is not recognized until the deduction reduces current income taxes payable. Since the additional tax benefit does not reduce our current income taxes payable for 2014 through 2016, these tax benefits are not included in our Federal loss carryovers deferred income tax assets. The additional tax benefits deductible for tax purposes but not included in our Federal loss carryovers deferred income tax assets were $38 million through 2016.
Cash payments for income taxes (net of refunds) were $5 million and $29 million in 2016 and 2014, respectively. Cash refunds for income taxes (net of payments and discontinued operations) were $136 million in 2015.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2016, we had approximately $50 million of unrecognized tax benefits. If recognized, income tax expense would be reduced by $49 million and $51 million for 2016 and 2015, respectively, including the effect of these changes on other tax attributes, with state income tax amounts included net of federal tax effect. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
	(Millions)
Balance at beginning of period	$55	$89
Additions for tax positions of prior years	—	2
Reductions for tax positions of prior years	(4)	—
Changes due to currency translation	(1)	(36)
Balance at end of period	$50	$55
We recognize related interest and penalties as a component of Provision (benefit) for income taxes. Total interest and penalties recognized as part of income tax provision were expenses of $300 thousand and $8 million for 2016 and 2014, respectively, and a benefit of $22 million for 2015, including a $35 million benefit due to currency fluctuation. Approximately $3 million and $2 million of interest and penalties primarily relating to uncertain tax positions have been accrued as of December 31, 2016 and 2015, respectively. Changes due to currency translation in 2015 reflects the unrecognized tax benefit portion of the previously described impact of changes in foreign currency exchange rates on the remeasurement of a foreign currency denominated balance.
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Consolidated U.S Federal income tax returns are open to Internal Revenue Service (IRS) examination for years after 2010. As of December 31, 2016, examinations of tax returns for 2011 through 2013 are currently in process. We do not expect material changes in our financial position resulting from these examinations. The statute of limitations for most states expires one year after expiration of the IRS statute. Generally, tax returns for our Canadian entities are open to audit for tax years after 2011. Tax years 2013 and 2014 are currently under examination. We have indemnified the purchaser of our Canadian operations for any adjustments to Canadian tax returns for periods prior to the sale of our Canadian operations in September 2016.
In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). The standard requires that deferred income tax liabilities and assets, along with any related valuation allowance, be presented as noncurrent in a classified statement of financial position. The standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. We have elected to early adopt ASU 2015-17 prospectively as of December 31, 2016. The Consolidated Balance Sheet as of December 31, 2015 was not retrospectively adjusted.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 9 – Earnings (Loss) Per Common Share from Continuing Operations

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(424)	$(571)	$2,110
Basic weighted-average shares	750,673	749,271	719,325
Effect of dilutive securities:
Nonvested restricted stock units	—	—	2,234
Stock options	—	—	2,064
Convertible debentures	—	—	18
Diluted weighted-average shares (1)	750,673	749,271	723,641
Earnings (loss) per common share from continuing operations:
Basic	$(.57)	$(.76)	$2.93
Diluted	$(.57)	$(.76)	$2.91

(1)
For the years ended December 31, 2016 and December 31, 2015, 0.6 million and 1.7 million weighted-average nonvested restricted stock units, and 0.5 million and 1.5 million weighted-average stock options have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to The Williams Companies, Inc.

Note 10 – Employee Benefit Plans
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Funded Status
The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(Millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,464	$1,544	$202	$233
Service cost	54	59	1	2
Interest cost	62	58	8	9
Plan participants’ contributions	—	—	2	2
Benefits paid	(130)	(101)	(15)	(13)
Actuarial loss (gain)	20	(91)	(1)	(31)
Settlements	(4)	(5)	—	—
Net increase (decrease) in benefit obligation	2	(80)	(5)	(31)
Benefit obligation at end of year	1,466	1,464	197	202
Change in plan assets:
Fair value of plan assets at beginning of year	1,241	1,293	201	208
Actual return on plan assets	82	(11)	13	(1)
Employer contributions	65	65	7	5
Plan participants’ contributions	—	—	2	2
Benefits paid	(130)	(101)	(15)	(13)
Settlements	(4)	(5)	—	—
Net increase (decrease) in fair value of plan assets	13	(52)	7	(7)
Fair value of plan assets at end of year	1,254	1,241	208	201
Funded status — overfunded (underfunded)	$(212)	$(223)	$11	$(1)
Accumulated benefit obligation	$1,440	$1,432
The overfunded (underfunded) status of our pension plans and other postretirement benefit plans presented in the previous table are recognized in the Consolidated Balance Sheet within the following accounts:

	December 31,
	2016	2015
	(Millions)
Underfunded pension plans:
Current liabilities	$(2)	$(2)
Noncurrent liabilities	(210)	(221)
Overfunded (underfunded) other postretirement benefit plans:
Current liabilities	(7)	(7)
Noncurrent assets (liabilities)	18	6

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The pension plans’ benefit obligation Actuarial loss (gain) of $20 million in 2016 is primarily due to the impact of a decrease in the discount rates utilized to calculate the benefit obligation. The pension plans’ benefit obligation Actuarial loss (gain) of $(91) million in 2015 is primarily due to the impact of a decrease in the assumed future interest crediting rate for the cash balance pension formula and an increase in the discount rates utilized to calculate the benefit obligation.
The 2015 benefit obligation Actuarial loss (gain) of $(31) million for our other postretirement benefit plans is primarily due to an increase in the discount rate used to calculate the benefit obligation, tax law changes, and other assumption changes.
At December 31, 2016 and 2015, all of our pension plans had a projected benefit obligation and accumulated benefit obligation in excess of plan assets.
Pre-tax amounts not yet recognized in Net periodic benefit cost at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(Millions)
Amounts included in Accumulated other comprehensive income (loss):
Prior service credit	$—	$—	$5	$11
Net actuarial loss	(535)	(544)	(18)	(18)
Amounts included in regulatory liabilities associated with Transco and Northwest Pipeline:
Prior service credit	N/A	N/A	$10	$19
Net actuarial gain	N/A	N/A	8	6
In addition to the regulatory liabilities included in the previous table, differences in the amount of actuarially determined Net periodic benefit cost for our other postretirement benefit plans and the other postretirement benefit costs recovered in rates for Transco and Northwest Pipeline are deferred as a regulatory asset or liability. We have regulatory liabilities of $94 million at December 31, 2016 and $78 million at December 31, 2015, related to these deferrals. Additionally, Transco recognizes a regulatory liability for rate collections in excess of its amount funded to the tax-qualified pension plans. At December 31, 2016 and 2015, these regulatory liabilities were $21 million and $8 million, respectively. These pension and other postretirement plans amounts will be reflected in future rates based on the rate structures of these gas pipelines.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Net Periodic Benefit Cost
Net periodic benefit cost for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(Millions)
Components of net periodic benefit cost:
Service cost	$54	$59	$40	$1	$2	$2
Interest cost	62	58	62	8	9	10
Expected return on plan assets	(85)	(75)	(76)	(12)	(12)	(12)
Amortization of prior service credit	—	—	—	(15)	(17)	(20)
Amortization of net actuarial loss	30	42	39	—	2	—
Net actuarial (gain) loss from settlements and curtailments	2	2	1	—	—	(1)
Reclassification to regulatory liability	—	—	—	4	3	4
Net periodic benefit cost	$63	$86	$66	$(14)	$(13)	$(17)
Items Recognized in Other Comprehensive Income (Loss) and Regulatory Assets/Liabilities
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) before taxes for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(Millions)
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial gain (loss)	$(23)	$5	$(142)	$—	$8	$(18)
Prior service (cost) credit	—	—	—	—	—	(1)
Amortization of prior service credit	—	—	—	(6)	(6)	(8)
Amortization of net actuarial loss	30	42	39	—	2	—
Loss from settlements and curtailments	2	2	1	—	—	1
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$9	$49	$(102)	$(6)	$4	$(26)

Other changes in plan assets and benefit obligations for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recognized in regulatory assets/liabilities. Amounts recognized in regulatory assets/ liabilities for the years ended December 31 consist of the following:

	2016	2015	2014
	(Millions)
Other changes in plan assets and benefit obligations recognized in regulatory (assets) liabilities:
Net actuarial gain (loss)	$2	$10	$(2)
Amortization of prior service credit	(9)	(11)	(12)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Pre-tax amounts expected to be amortized in Net periodic benefit cost in 2017 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(Millions)
Amounts included in Accumulated other comprehensive income (loss):
Prior service credit	$—	$(5)
Net actuarial loss	28	—
Amounts included in regulatory liabilities associated with Transco and Northwest Pipeline:
Prior service credit	N/A	$(8)
Net actuarial loss	N/A	—
Key Assumptions
The weighted-average assumptions utilized to determine benefit obligations as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.17%	4.38%	4.27%	4.50%
Rate of compensation increase	4.87	4.88	N/A	N/A
The weighted-average assumptions utilized to determine Net periodic benefit cost for the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.37%	3.96%	4.68%	4.50%	4.12%	4.80%
Expected long-term rate of return on plan assets	6.85	6.38	6.85	6.11	5.70	6.11
Rate of compensation increase	4.88	4.62	4.56	N/A	N/A	N/A
The mortality assumptions used to determine the benefit obligations for our pension and other postretirement benefit plans reflect generational projection mortality tables.
The assumed health care cost trend rate for 2017 is 7.5 percent. This rate decreases to 4.5 percent by 2025. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Point increase	Point decrease
	(Millions)
Effect on total of service and interest cost components	$—	$—
Effect on other postretirement benefit obligation	6	(5)
Plan Assets
Plan assets for our pension and other postretirement benefit plans consist primarily of equity and fixed income securities including mutual funds and commingled investment funds invested in equity and fixed income securities. The plans’ investment policy provides for a strategy in accordance with the Employee Retirement Income Security Act (ERISA), which governs the investment of the assets in a diversified portfolio. The plans follow a policy of diversifying the investments across various asset classes and investment managers. Additionally, the investment returns on

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

approximately 38 percent of the other postretirement benefit plan assets are subject to income tax; therefore, certain investments are managed in a tax efficient manner.
The investment policy for the pension plans includes a general target asset allocation at December 31, 2016 of 60 percent equity securities and 40 percent fixed income securities. The target allocation includes the investments in equity and fixed income mutual funds and commingled investment funds. The investment policy allows for a broad range of asset allocations that permit the plans to de-risk in response to changes in the plans’ funded status.
Equity securities may include U.S. equities and non-U.S. equities. Investment in Williams’ securities or an entity in which Williams has a majority ownership is prohibited except where these securities may be owned in a commingled investment fund in which the plans’ trusts invest. No more than 5 percent of the total stock portfolio valued at market may be invested in the common stock of any one corporation.
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
The following securities and transactions are not authorized: unregistered securities, commodities or commodity contracts, short sales or margin transactions, or other leveraging strategies. Investment strategies using direct investments in derivative securities require approval and, historically, have not been used; however, these instruments may be used in mutual funds and commingled investment funds held by the plans’ trusts. Additionally, real estate equity, natural resource property, venture capital, leveraged buyouts, and other high-return, high-risk investments are generally restricted.
There are no significant concentrations of risk within the plans’ investment securities because of the diversity of the types of investments, diversity of the various industries, and the diversity of the fund managers and investment strategies. Generally, the investments held in the plans are publicly traded, therefore, minimizing liquidity risk in the portfolio.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The fair values of our pension plan assets at December 31, 2016 and 2015 by asset class are as follows:

	2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Pension assets:
Cash management fund	$14	$—	$—	$14
Equity securities:
U.S. large cap	87	—	—	87
U.S. small cap	77	—	—	77
Fixed income securities (1):
U.S. Treasury securities	68	—	—	68
Government and municipal bonds	—	10	—	10
Mortgage and asset-backed securities	—	80	—	80
Corporate bonds	—	148	—	148
Insurance company investment contracts and other	—	5	—	5
	$246	$243	$—	489
Commingled investment funds measured at net asset value practical expedient (3):
Equities — U.S. large cap				369
Equities — International small cap				27
Equities — International emerging markets				50
Equities — International developed markets				149
Fixed income — U.S. long duration				88
Fixed income — Corporate bonds				82
Total assets at fair value at December 31, 2016				$1,254

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Pension assets:
Cash management fund	$8	$—	$—	$8
Equity securities:
U.S. large cap	83	—	—	83
U.S. small cap	64	—	—	64
Fixed income securities (1):
U.S. Treasury securities	65	—	—	65
Government and municipal bonds	—	8	—	8
Mortgage and asset-backed securities	—	87	—	87
Corporate bonds	—	145	—	145
Insurance company investment contracts and other	—	5	—	5
	$220	$245	$—	465
Commingled investment funds measured at net asset value practical expedient (3):
Equities — U.S. large cap				367
Equities — International small cap				27
Equities — International emerging markets				50
Equities — International developed markets				153
Fixed income — U.S. long duration				95
Fixed income — Corporate bonds				84
Total assets at fair value at December 31, 2015				$1,241

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The fair values of our other postretirement benefits plan assets at December 31, 2016 and 2015 by asset class are as follows:

	2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Other postretirement benefit assets:
Cash management funds	$11	$—	$—	$11
Equity securities:
U.S. large cap	24	—	—	24
U.S. small cap	15	—	—	15
International developed markets large cap growth	—	5	—	5
Fixed income securities (2):
U.S. Treasury securities	7	—	—	7
Government and municipal bonds	—	1	—	1
Mortgage and asset-backed securities	—	8	—	8
Corporate bonds	—	15	—	15
Mutual fund — Municipal bonds	42	—	—	42
	$99	$29	$—	128
Commingled investment funds measured at net asset value practical expedient (3):
Equities — U.S. large cap				38
Equities — International small cap				3
Equities — International emerging markets				5
Equities — International developed markets				16
Fixed income — U.S. long duration				9
Fixed income — Corporate bonds				9
Total assets at fair value at December 31, 2016				$208

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Other postretirement benefit assets:
Cash management funds	$11	$—	$—	$11
Equity securities:
U.S. large cap	37	—	—	37
U.S. small cap	20	—	—	20
International developed markets large cap growth	1	9	—	10
Emerging markets growth	—	1	—	1
Fixed income securities (2):
U.S. Treasury securities	7	—	—	7
Government and municipal bonds	—	12	—	12
Mortgage and asset-backed securities	—	9	—	9
Corporate bonds	—	15	—	15
	$76	$46	$—	122
Commingled investment funds measured at net asset value practical expedient (3):
Equities — U.S. large cap				37
Equities — International small cap				3
Equities — International emerging markets				5
Equities — International developed markets				16
Fixed income — U.S. long duration				10
Fixed income — Corporate bonds				8
Total assets at fair value at December 31, 2015				$201

____________

(1)	The weighted-average credit quality rating of the pension assets fixed income security portfolio is investment grade with a weighted-average duration of approximately 8 years for 2016 and 2015.

(2)
The weighted-average credit quality rating of the other postretirement benefit assets fixed income security portfolio is investment grade with a weighted-average duration of approximately 8 years for 2016 and 7 years for 2015.

(3)
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
Shares of the cash management funds and mutual funds are valued at fair value based on published market prices as of the close of business on the last business day of the year, which represents the net asset values of the shares held.

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
The fair values of all commingled investment funds are determined based on the net asset values per unit of each of the funds. The net asset values per unit represent the aggregate values of the funds’ assets at fair value less liabilities, divided by the number of units outstanding.
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
There have been no significant changes in the preceding valuation methodologies used at December 31, 2016 and 2015. Additionally, there were no transfers or reclassifications of investments between Level 1 and Level 2 from December 2015 to December 2016. If transfers between levels had occurred, the transfers would have been recognized as of the end of the period.
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

	Pension Benefits	Other Postretirement Benefits
	(Millions)
2017	$99	$13
2018	103	13
2019	103	13
2020	106	13
2021	111	13
2022-2026	562	62
In 2017, we expect to contribute approximately $60 million to our tax-qualified pension plans and approximately $2 million to our nonqualified pension plans, for a total of approximately $62 million, and approximately $7 million to our other postretirement benefit plans.
Defined Contribution Plans
We also maintain defined contribution plans for the benefit of substantially all of our employees. Generally, plan participants may contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with the plans’ guidelines. We match employees’ contributions up to certain limits. Our matching contributions charged to expense were $36 million in 2016, $39 million in 2015, and $39 million in 2014.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 11 – Property, Plant, and Equipment
The following table presents nonregulated and regulated Property, plant, and equipment – net as presented on the Consolidated Balance Sheet for the years ended:

	Estimated Useful Life (1) (Years)	Depreciation Rates (1) (%)	December 31,
			2016	2015
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$20,413	$20,789
Construction in progress	Not applicable		412	1,366
Other	2 - 45		2,202	2,170
Regulated:
Natural gas transmission facilities		1.20 - 6.97	12,692	12,189
Construction in progress	Not applicable	Not applicable	1,603	941
Other	5 - 45	1.35 - 33.33	1,590	1,584
Total property, plant, and equipment, at cost			38,912	39,039
Accumulated depreciation and amortization			(10,484)	(9,460)
Property, plant, and equipment — net			$28,428	$29,579
__________

(1)	Estimated useful life and depreciation rates are presented as of December 31, 2016. Depreciation rates and estimated useful lives for regulated assets are prescribed by the FERC.
Depreciation and amortization expense for Property, plant, and equipment – net was $1,407 million, $1,382 million, and $967 million in 2016, 2015, and 2014, respectively.
Regulated Property, plant, and equipment – net includes approximately $665 million and $706 million at December 31, 2016 and 2015, respectively, related to amounts in excess of the original cost of the regulated facilities within our gas pipeline businesses as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.
Asset Retirement Obligations
Our accrued obligations relate to underground storage caverns, offshore platforms and pipelines, fractionation and compression facilities, gas gathering well connections and pipelines, and gas transmission pipelines and facilities. At the end of the useful life of each respective asset, we are legally obligated to plug storage caverns and remove any related surface equipment, to restore land and remove surface equipment at gas processing, fractionation, and compression facilities, to dismantle offshore platforms and appropriately abandon offshore pipelines, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, and to remove certain components of gas transmission facilities from the ground.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents the significant changes to our ARO, of which $801 million and $858 million are included in Regulatory liabilities, deferred income, and other with the remaining current portion in Accrued liabilities at December 31, 2016 and 2015, respectively.

	December 31,
	2016	2015
	(Millions)
Beginning balance	$915	$831
Liabilities incurred	24	42
Liabilities settled	(8)	(3)
Accretion expense	69	60
Revisions (1)	(138)	(15)
Ending balance	$862	$915
___________

(1)
Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, market risk premiums, discount rates, and the estimated remaining useful life of the assets. The 2016 revisions reflect changes in removal cost estimates, increases in the estimated remaining useful life of certain assets, and decreases in the inflation rate and discount rates used in the annual review process. The 2015 revisions reflect changes in removal cost estimates and the estimated remaining useful life of assets, a decrease in the inflation rate, and increases in the discount rates used in the annual review process.

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
Note 12 – Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, included in Intangible assets – net of accumulated amortization, by reportable segment for the periods indicated are as follows:

Williams Partners
(Millions)
December 31, 2014	$1,120
Purchase accounting adjustment	25
Impairment	(1,098)
December 31, 2015	$47
December 31, 2016	$47
Our goodwill is not subject to amortization, but is evaluated at least annually for impairment or more frequently if impairment indicators are present. We did not identify or recognize any impairments to goodwill in connection with our annual evaluation of goodwill for impairment (performed as of October 1) during the years ended December 31, 2016 and 2014. During 2015, we performed an interim assessment and an annual assessment as of September 30, 2015 and October 1, 2015, respectively, of certain goodwill within the Williams Partners segment. The estimated fair value of the reporting units evaluated exceeded their carrying amounts, and thus no impairment was identified. We performed an additional goodwill impairment evaluation as of December 31, 2015, of the goodwill recorded within the Williams Partners segment. As a result of this evaluation, we recorded goodwill impairment charges totaling $1.098 billion. (See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Other Intangible Assets
The gross carrying amount and accumulated amortization of other intangible assets, included in Intangible assets – net of accumulated amortization, at December 31 are as follows:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Contractual customer relationships	$10,635	$(1,019)	$10,633	$(663)
Other intangible assets primarily relate to gas gathering, processing, and fractionation contractual customer relationships recognized in the ACMP and Eagle Ford acquisitions (see Note 2 – Acquisitions) as well as previous acquisitions. Other intangible assets are being amortized on a straight-line basis over an initial period of 30 years which represents a portion of the term over which the contractual customer relationships are expected to contribute to our cash flows.
We expense costs incurred to renew or extend the terms of our gas gathering, processing, and fractionation contracts with customers. Based on the estimated future revenues during the contract periods (as estimated at the time of the respective acquisition), the weighted-average periods prior to the next renewal or extension of the contractual customer relationships associated with the ACMP and Eagle Ford acquisitions were approximately 17 years and 10 years, respectively. Although a significant portion of the expected future cash flows associated with these contractual customer relationships are dependent on our ability to renew or extend the arrangements beyond the initial contract periods, these expected future cash flows are significantly influenced by the scope and pace of our producer customers’ drilling programs. Once producer customers’ wells are connected to our gathering infrastructure, their likelihood of switching to another provider before the wells are abandoned is reduced due to the significant capital investment required.
The amortization expense related to other intangible assets was $356 million, $353 million, and $209 million in 2016, 2015, and 2014, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is approximately $356 million.
Note 13 – Accrued Liabilities

	December 31,
	2016	2015
	(Millions)
Deferred income	$338	$94
Interest on debt	310	284
Employee costs	223	215
Refundable deposits	160	—
Special distribution repayable to Gulfstream (See Note 6 - Investing Activities)	—	149
Asset retirement obligations	61	57
Other, including other loss contingencies	356	279
	$1,448	$1,078
Deferred income in 2016 includes cash proceeds associated with restructuring certain gas gathering contracts in the Barnett Shale and Mid-Continent regions. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.)
Refundable deposits in 2016 includes receipts related to an agreement to resolve several matters in relation to Transco’s Hillabee Expansion Project. In accordance with the agreement, the member–sponsors of Sabal Trail will pay WPZ an aggregate amount of $240 million in three equal installments as certain milestones of the project are met, of

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

which $160 million was received in 2016. WPZ expects to recognize income associated with these receipts over the term of an underlying contract once the project is in service.
Note 14 – Debt, Banking Arrangements, and Leases
Long-Term Debt

	December 31,
	2016	2015
	(Millions)
Unsecured:
Transco:
6.4% Notes due 2016 (1)	$—	$200
6.05% Notes due 2018	250	250
7.08% Debentures due 2026	8	8
7.25% Debentures due 2026	200	200
7.85% Notes due 2026	1,000	—
5.4% Notes due 2041	375	375
4.45% Notes due 2042	400	400
Northwest Pipeline:
7% Notes due 2016	—	175
5.95% Notes due 2017	185	185
6.05% Notes due 2018	250	250
7.125% Debentures due 2025	85	85
WPZ:
7.25% Notes due 2017	600	600
5.25% Notes due 2020	1,500	1,500
4.125% Notes due 2020	600	600
4% Notes due 2021	500	500
3.6% Notes due 2022	1,250	1,250
3.35% Notes due 2022	750	750
6.125% Notes due 2022	750	750
4.5% Notes due 2023	600	600
4.875% Notes due 2023	1,400	1,400
4.3% Notes due 2024	1,000	1,000
4.875% Notes due 2024	750	750
3.9% Notes due 2025	750	750
4% Notes due 2025	750	750
6.3% Notes due 2040	1,250	1,250
5.8% Notes due 2043	400	400
5.4% Notes due 2044	500	500
4.9% Notes due 2045	500	500
5.1% Notes due 2045	1,000	1,000
Term Loan, variable interest rate, due 2018	850	850
Credit facility loans	—	1,310
WMB:
7.875% Notes due 2021	371	371
3.7% Notes due 2023	850	850
4.55% Notes due 2024	1,250	1,250
7.5% Debentures due 2031	339	339

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	December 31,
	2016	2015
	(Millions)
7.75% Notes due 2031	252	252
8.75% Notes due 2032	445	445
5.75% Notes due 2044	650	650
Various — 5.5% to 10.25% Notes and Debentures due 2019 to 2033	55	55
Credit facility loans	775	650
Capital lease obligations	—	1
Debt issuance costs	(119)	(123)
Net unamortized debt premium (discount)	88	110
Total long-term debt, including current portion	23,409	23,988
Long-term debt due within one year	(785)	(176)
Long-term debt	$22,624	$23,812
___________

(1)	Presented as long-term debt at December 31, 2015, due to Transco’s intent and ability to refinance.
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
The following table presents aggregate minimum maturities of long-term debt, excluding net unamortized debt premium (discount), debt issuance costs, and capital lease obligations, for each of the next five years:

December 31, 2016
(Millions)
2017	$785
2018	1,350
2019	32
2020	2,896
2021	871
Issuances and retirements
WPZ retired $600 million of 7.25 percent senior unsecured notes that matured on February 1, 2017.
Northwest Pipeline retired $175 million of 7 percent senior unsecured notes that matured on June 15, 2016.
Transco retired $200 million of 6.4 percent senior unsecured notes that matured on April 15, 2016.
On January 22, 2016, Transco issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. In January 2017, Transco completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended. Transco used the net proceeds to repay debt and to fund capital expenditures.
In December 2015, WPZ borrowed $850 million on a variable interest rate loan with certain lenders due 2018. At December 31, 2016, the interest rate was 2.50 percent. WPZ used the proceeds for working capital, capital expenditures, and for general partnership purposes.
On April 15, 2015, WPZ paid $783 million, including a redemption premium, to early retire $750 million of 5.875 percent senior notes due 2021 with a carrying value of $797 million.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
WPZ retired $750 million of 3.8 percent senior unsecured notes that matured on February 15, 2015.
Credit Facilities

	December 31, 2016
	Available	Outstanding
	(Millions)
WMB
Long-term credit facility	$1,500	$775
Letters of credit under certain bilateral bank agreements		13
WPZ
Long-term credit facility (1)	3,500	—
Letters of credit under certain bilateral bank agreements		1
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
We are in compliance with these financial covenants as measured at December 31, 2016.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

As of February 20, 2017, $235 million is outstanding under our long-term credit facility.
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

•
Other than swing line loans, each time funds are borrowed, the borrower must choose whether such borrowing will be an alternate base rate borrowing or a Eurodollar borrowing.  If such borrowing is an alternate base rate borrowing, interest is calculated on the basis of the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus one half of 1 percent and (c) a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus 1 percent, plus, in the case of each of (a), (b) and (c), an applicable margin. If the borrowing is a Eurodollar borrowing, interest is calculated on the basis of LIBOR for the relevant period plus an applicable margin.  Interest on swing line loans is calculated as the sum of the alternate base rate plus an applicable margin.  The borrower is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings.

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent for each Transco and Northwest Pipeline. WPZ is in compliance with these financial covenants as measured at December 31, 2016.
As of February 20, 2017, there are no amounts outstanding under the long-term credit facility.
WPZ short-term credit facilities
On August 26, 2015, WPZ entered into a $1.0 billion short-term credit facility. On December 23, 2015, WPZ’s short-term credit facility capacity decreased to $150 million in conjunction with entering into the $850 million term loan. The $150 million short-term credit facility is no longer available as it expired August 24, 2016.
Commercial Paper Program
On February 2, 2015, WPZ amended and restated the commercial paper program for the ACMP Merger and to allow a maximum outstanding amount of unsecured commercial paper notes of $3 billion. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions. We classify WPZ’s commercial paper outstanding in Current liabilities in the Consolidated Balance Sheet, as the outstanding notes at December 31, 2016 and December 31, 2015, have maturity dates less than three months from the date of issuance. At December 31, 2016, WPZ had $93 million in Commercial paper outstanding at a weighted-average interest rate of 1.06 percent and at December 31, 2015, WPZ had $499 million in Commercial paper outstanding at a weighted-average interest rate of 0.92 percent.
Cash Payments for Interest (Net of Amounts Capitalized)
Cash payments for interest (net of amounts capitalized) were $1.152 billion in 2016, $1.023 billion in 2015, and $681 million in 2014.
Restricted Net Assets of Subsidiaries
We have considered the guidance in the Securities and Exchange Commission’s Regulation S-X related to restricted net assets of subsidiaries. In accordance with Rule 4-08(e) of Regulation S-X, we have determined that certain net assets of our subsidiaries are considered restricted under this guidance and exceed 25 percent of our consolidated net assets. As of December 31, 2016, substantially all of these restricted net assets relate to the net assets of WPZ, which are technically considered restricted under this accounting rule due to terms within WPZ’s partnership agreement that govern the partnerships’ assets. Our interest in WPZ’s net assets that are considered to be restricted at December 31, 2016, was $13 billion.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Leases-Lessee
The future minimum annual rentals under noncancelable operating leases, are payable as follows:

December 31, 2016
(Millions)
2017	$62
2018	58
2019	51
2020	46
2021	35
Thereafter	90
Total	$342
Total rent expense was $64 million in 2016, $69 million in 2015, and $62 million in 2014 and primarily included in Operating and maintenance expenses and Selling, general, and administrative expenses in the Consolidated Statement of Operations.
Other
On January 25, 2017, WPZ announced that it will redeem all of its $750 million 6.125 percent senior notes due 2022 on February 23, 2017.
Note 15 – Stockholders' Equity
Cash dividends declared per common share were $1.68, $2.45, and $1.9575 for 2016, 2015, and 2014, respectively. On February 20, 2017, our board of directors approved a regular quarterly dividend of $0.30 per share payable on March 27, 2017.
In January 2017, we issued 65 million shares of common stock in a public offering at a price of $29.00 per share. In February 2017, we issued 9.75 million shares of common stock pursuant to the full exercise of the underwriter’s option to purchase additional shares. The net proceeds of approximately $2.1 billion were used to purchase newly issued common units in WPZ as part of our Financial Repositioning. (See Note 1 - General, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies.)
On June 23, 2014, we issued 61 million shares of common stock in a public offering at a price of $57.00 per share. That amount includes 8 million shares purchased pursuant to the full exercise of the underwriter’s option to purchase additional shares. The net proceeds of $3.378 billion were used in July 2014 to finance a portion of the ACMP Acquisition. (See Note 2 - Acquisitions.)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2015	$(1)	$(103)	$(338)	$(442)
Other comprehensive income (loss) before reclassifications	2	25	(15)	12
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	76	16	91
Other comprehensive income (loss)	1	101	1	103
Balance at December 31, 2016	$—	$(2)	$(337)	$(339)
Reclassifications out of AOCI are presented in the following table by component for the year ended December 31, 2016:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$(3)	Product sales
Total cash flow hedges	(3)

Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	(6)	Note 10 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	32	Note 10 – Employee Benefit Plans
Total pension and other postretirement benefits	26
Foreign currency translation:
Reclassification of cumulative foreign currency translation adjustment upon sale of foreign entities	155	Other (income) expense - net

Total before tax	178
Income tax benefit	(45)	Provision (benefit) for income taxes
Net of income tax	133
Noncontrolling interest	(42)	Net income (loss) attributable to noncontrolling interests
Reclassifications during the period	$91

Note 16 – Equity-Based Compensation
Williams’ Plan Information
On May 17, 2007, our stockholders approved The Williams Companies, Inc. 2007 Incentive Plan (the Plan) that provides common-stock-based awards to both employees and nonmanagement directors and reserved 19 million new shares for issuance. On May 20, 2010 and May 22, 2014, our stockholders approved amendments and restatements of the Plan to increase by 11 million and 10 million, respectively, the number of new shares authorized for making awards under the Plan, among other changes. The Plan permits the granting of various types of awards including, but not limited

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

to, restricted stock units and stock options. At December 31, 2016, 27 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 17 million shares were available for future grants.
Additionally, on May 17, 2007, our stockholders approved an Employee Stock Purchase Plan (ESPP) which authorized up to 2 million new shares of our common stock to be available for sale under the ESPP. On May 22, 2014, our stockholders approved an amendment and restatement of the ESPP to increase by 1.6 million the number of new shares authorized for sale under the ESPP. The ESPP enables eligible participants to purchase our common stock through payroll deductions not exceeding an annual amount of $15,000 per participant. The ESPP provides for offering periods during which shares may be purchased and continues until the earliest of (1) the Board of Directors terminates the ESPP, (2) the sale of all shares available under the ESPP, or (3) the tenth anniversary of the date the amended and restated ESPP was approved by the stockholders. Offering periods are from January through June and from July through December. Generally, all employees are eligible to participate in the ESPP, with the exception of executives and international employees. The number of shares eligible for an employee to purchase during each offering period is limited to 750 shares. The purchase price of the stock is 85 percent of the lower closing price of either the first or the last day of the offering period. The ESPP requires a one-year holding period before the stock can be sold. The plan was suspended during the period from January 1, 2016 to August 31, 2016, and was reinstated effective September 1, 2016. Employees purchased 111 thousand shares at an average price of $23.93 per share during the period from September 1, 2016 to December 31, 2016. Approximately 1.4 million shares were available for purchase under the ESPP at December 31, 2016.
Operating and maintenance expenses and Selling, general and administrative expenses include equity-based compensation expense for the years ended December 31, 2016, 2015, and 2014 of $53 million, $56 million, and $44 million, respectively. Income tax benefit recognized related to the stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014 was $20 million, $21 million, and $17 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2016, was $67 million, which does not include the effect of estimated forfeitures of $2 million. Unrecognized stock-based compensation expense is comprised of $5 million related to stock options and $62 million related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.9 years.
Stock Options
Stock options are valued at the date of award, which does not precede the approval date. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. Stock options generally become exercisable over a three-year period from the date of grant. Stock options generally expire ten years after the grant.
The following summary reflects stock option activity and related information for the year ended December 31, 2016:

Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Millions)		(Millions)
Outstanding at December 31, 2015	5.7	$31.51
Granted	0.9	$24.99
Exercised	(0.3)	$17.84
Cancelled	(0.1)	$24.04
Outstanding at December 31, 2016	6.2	$31.32	$28
Exercisable at December 31, 2016	5.0	$29.75	$23

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes additional information related to stock option activity during each of the last three years:

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Total intrinsic value of options exercised	$2	$37	$48
Tax benefits realized on options exercised	$1	$13	$18
Cash received from the exercise of options	$4	$20	$31
The weighted-average remaining contractual life for stock options outstanding and exercisable at December 31, 2016, was 5.5 years and 4.2 years, respectively.
The estimated fair value at date of grant of options for our common stock granted in each respective year, using the Black-Scholes option pricing model, is as follows:

	2016	2015	2014
Weighted-average grant date fair value of options for our common stock granted during the year, per share	$7.90	$7.61	$7.50
Weighted-average assumptions:
Dividend yield	3.2%	4.8%	4.2%
Volatility	44.7%	27.8%	28.0%
Risk-free interest rate	1.2%	1.8%	2.2%
Expected life (years)	6.0	6.0	6.5
The 2016 expected dividend yield is based on the 2016 dividend forecast and the grant-date market price of our stock. Expected volatility is based on the average of our peer group 10-year historical volatility adjusted by a ratio of our implied volatility to the adjusted average of our peer group’s implied volatility. The adjustment is made because the difference in implied volatility between our peer group and us may indicate that we are expected to be more volatile than our peer group average. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.
Nonvested Restricted Stock Units
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2016:

Restricted Stock Units Outstanding	Shares	Weighted- Average Fair Value (1)
	(Millions)
Nonvested at December 31, 2015	3.4	$39.38
Granted	1.5	$26.51
Forfeited	(0.1)	$38.18
Vested	(0.9)	$35.49
Nonvested at December 31, 2016	3.9	$35.19
______________

(1)
Performance-based restricted stock units are valued utilizing a Monte Carlo valuation method using measures of total shareholder return. Certain of the performance-based restricted stock units are subject to a holding period of up to two years after the vesting date. Discounts for the restrictions of liquidity were applied to the estimated fair value at the date of certain awards and ranged from 5.83 percent to 15.58 percent. The discounts were developed using the Chaffe model and the Finnerty model. All other restricted stock units are valued at the grant-date market price. Restricted stock units generally vest after three years.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Value of Restricted Stock Units	2016	2015	2014
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$26.51	$40.15	$42.79
Total fair value of restricted stock units vested during the year ($’s in millions)	$32	$42	$27
Performance-based restricted stock units granted under the Plan represent 40 percent of nonvested restricted stock units outstanding at December 31, 2016. These grants may be earned at the end of the vesting period based on actual performance against a performance target. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 500 percent of the original grant amount.
WPZ’s Plan Information
During 2014, certain employees of ACMP’s general partner received equity-based compensation through ACMP’s equity-based compensation program. The fair value of the awards issued was based on the fair market value of the common units on the date of grant. This value is being amortized over the vesting period, which is one to four years from the date of grant. These awards were converted to WPZ equity-based awards in accordance with the terms of the ACMP Merger. No additional grants of restricted common units were awarded through WPZ’s equity-based compensation programs in 2016 or 2015, and no additional grants are expected in the future. Equity-based compensation expense of $20 million, $29 million, and $11 million related to WPZ’s equity-based compensation program is included in Operating and maintenance expenses and Selling, general, and administrative expenses for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $11 million of unrecognized compensation expense attributable to the outstanding awards, which does not include the effect of estimated forfeitures of $1 million. These amounts are expected to be recognized over a weighted average period of 1.2 years.
The following summary reflects nonvested WPZ restricted common unit activity and related information for the year ended December 31, 2016:

Restricted Common Units Outstanding	Units	Weighted- Average Fair Value
	(Millions)
Nonvested at December 31, 2015	1.2	$55.93
Forfeited	(0.1)	$52.85
Vested	(0.5)	$59.09
Nonvested at December 31, 2016	0.6	$52.97

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96	$96	$96	$—	$—
Energy derivatives assets designated as hedging instruments	2	2	—	2	—
Energy derivatives assets not designated as hedging instruments	1	1	—	—	1
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	—	—	(6)
Additional disclosures:
Other receivables	15	15	15	—	—
Long-term debt, including current portion	(23,409)	(24,090)	—	(24,090)	—
Guarantees	(44)	(30)	—	(14)	(16)

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$67	$67	$67	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	—	3	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Other receivables	12	30	10	2	18
Long-term debt, including current portion (1)	(23,987)	(19,606)	—	(19,606)	—
Guarantee	(29)	(16)	—	(16)	—
___________

(1)	Excludes capital leases.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the years ended December 31, 2016 or 2015.
Additional fair value disclosures
Other receivables: Other receivables primarily consist of margin deposits, which are reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items.
Other receivables also include a receivable related to the sale of certain former Venezuela assets. The disclosed fair value of this receivable is determined by an income approach. We calculated the net present value of a probability-weighted set of cash flows utilizing assumptions based on contractual terms, historical payment patterns by the counterparty, future probabilities of default, our likelihood of using arbitration if the counterparty does not perform, and discount rates. We determined the fair value of the receivable to be $18 million at December 31, 2015. We received two payments in 2016. The carrying value of this receivable is zero at December 31, 2016 and December 31, 2015.
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
To estimate the disclosed fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $32 million at December 31, 2016. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Nonrecurring fair value measurements
We performed an interim assessment of the goodwill associated with our Central and Northeast G&P reporting units as of September 30, 2015, and the annual assessment of goodwill associated with our Northeast G&P and West reporting units as of October 1, 2015. No impairment charges were required following these evaluations.
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
As a result of the increases in discount rates during the fourth quarter of 2015, coupled with certain reductions in estimated future cash flows determined during the same period, the fair values of the Central and Northeast G&P reporting units were determined to be below their respective carrying values. For these measurements, the book basis of each reporting unit was reduced by the associated deferred tax liabilities. We then calculated the implied fair value of goodwill by performing a hypothetical application of the acquisition method wherein the estimated fair value was allocated to the underlying assets and liabilities of each reporting unit. As a result of these Level 3 measurements, we determined that the previously recorded goodwill associated with each reporting unit was fully impaired, resulting in a fourth-quarter 2015 noncash charge of $1,098 million, reflected in Impairment of goodwill in the Consolidated Statement of Operations. For the West reporting unit, the estimated fair value exceeded the carrying value and no impairment was recorded.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents impairments of assets and investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy.

					Impairments
					Years Ended December 31,
	Classification	Segment	Date of Measurement	Fair Value	2016	2015	2014
				(Millions)
Surplus equipment (1)	Property, plant, and equipment – net	Williams Partners	June 30, 2014	$46			$17
Surplus equipment (1)	Property, plant, and equipment – net	Williams Partners	December 31, 2014	32			13
Surplus equipment (1)	Property, plant, and equipment – net	Williams Partners	June 30, 2015	17		$20
Surplus equipment (1)	Assets held for sale	Williams Partners	December 31, 2014	1			12
Previously capitalized project development costs (2)	Property, plant, and equipment – net	Williams Partners	December 31, 2015	13		94
Previously capitalized project development costs (3)	Property, plant, and equipment – net	Williams NGL & Petchem Services	December 31, 2015	40		64
Canadian operations (4)	Assets held for sale	Williams Partners	June 30, 2016	924	$341
Canadian operations (4)	Assets held for sale	Williams NGL & Petchem Services	June 30, 2016	206	406
Certain gathering operations (5)	Property, plant, and equipment – net	Williams Partners	June 30, 2016	18	48
Certain idle assets	Property, plant, and equipment – net	Williams NGL & Petchem Services	December 31, 2016	73	8
Level 3 fair value measurements of certain assets					803	178	42
Other impairments and write-downs (6)					70	31	10
Impairment of certain assets					$873	$209	$52

Equity-method investments (7)	Investments	Williams Partners	September 30, 2015	$1,203		$461
Equity-method investments (8)	Investments	Williams Partners	December 31, 2015	4,017		890
Equity-method investments (9)	Investments	Williams Partners	March 31, 2016	1,294	$109
Equity-method investments (10)	Investments	Williams Partners	December 31, 2016	1,295	318
Other equity-method investment	Investments	Williams Partners	December 31, 2015	58		8
Other equity-method investment	Investments	Williams Partners	March 31, 2016	—	3
Impairment of equity-method investments					$430	$1,359
______________

(1)	Relates to certain surplus equipment. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

(2)
Relates to a gas processing plant, the completion of which is considered remote due to unfavorable impact of low natural gas prices on customer drilling activities. The assessed fair value primarily represents the estimated salvage value of certain equipment measured using a market approach based on our analysis of observable inputs in the principal market.

(3)
Relates to an olefins pipeline project, the completion of which is considered remote due to lack of customer interest. The assessed fair value primarily represents the estimated fair value of unused pipeline measured using a market approach based on our analysis of observable inputs in the principal market.

(4)
Relates to our Canadian operations. We designated these operations as held for sale as of June 30, 2016. As a result, we measured the fair value of the disposal group, resulting in an impairment charge. The estimated fair value was determined by a market approach based primarily on inputs received in the marketing process and reflected our estimate of the potential assumed proceeds. We disposed of our Canadian operations through a sale during the third quarter of 2016. See Note 3 – Divestiture.

(5)	Relates to certain gathering assets within the Mid-Continent region. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

(6)
Reflects multiple individually insignificant impairments and write-downs of other certain assets that may no longer be in use or are surplus in nature for which the fair value was determined to be zero or an insignificant salvage value.

(7)
Relates to equity-method investments in DBJV and certain of the Appalachia Midstream Investments. The historical carrying value of these investments was initially recorded based on estimated fair value during the third quarter of 2014 in conjunction with the acquisition of ACMP. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized were 11.8 percent and 8.8 percent for DBJV and certain of the Appalachia Midstream Investments, respectively, and reflected our cost of capital as impacted by market conditions, and risks associated with the underlying businesses.

(8)
Relates to equity-method investments in DBJV, certain of the Appalachia Midstream Investments, UEOM, and Laurel Mountain. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 10.8 percent to 14.4 percent and reflected further fourth-quarter 2015 increases in our cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.

(9)
Relates to equity-method investments in DBJV and Laurel Mountain. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflected higher discount rates for both of these investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 13.0 percent to 13.3 percent and reflected increases in our cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.

(10)
Relates to equity-method investments in Ranch Westex and multiple Appalachia Midstream Investments. The historical carrying value of these investments was initially recorded based on estimated fair value during the third quarter of 2014 in conjunction with the acquisition of ACMP. We estimated the fair value of these Appalachia Midstream Investments using an income approach based on expected future cash flows and appropriate discount

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes, rates, and related capital spending. The discount rate utilized for the Appalachia Midstream Investments evaluation was 10.2 percent and reflected our cost of capital as impacted by market conditions and risks associated with the underlying businesses. In addition to utilizing an income approach, we also considered a market approach for certain Appalachia Midstream Investments and Ranch Westex based on an agreement reached in February 2017 to exchange our interests in DBJV and Ranch Westex for additional interests in certain Appalachia Midstream Investments and cash.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
Trade accounts and other receivables
The following table summarizes concentration of receivables, net of allowances:

	December 31,
	2016	2015
	(Millions)
NGLs, natural gas, and related products and services	$736	$823
Transportation of natural gas and related products	187	202
Other	15	16
Total	$938	$1,041
Customers include producers, distribution companies, industrial users, gas marketers, and pipelines primarily located in the continental United States. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Based upon this evaluation, we may obtain collateral to support receivables. As of December 31, 2016 and 2015, Chesapeake Energy Corporation, and its affiliates (Chesapeake), a customer within our Williams Partners segment, accounted for$133 million and $364 million, respectively, of the consolidated Trade accounts and other receivables balances.
Revenues
In 2016 and 2015, Chesapeake accounted for 14 percent and 18 percent, respectively, of our consolidated revenues.
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
In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. On January 5, 2017, the court extended such ruling to us, entering final judgment in our favor. Farmland has appealed.
Because of the uncertainty around the remaining pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

time. However, it is reasonably possible that the ultimate resolution of these actions and our related indemnification obligation could result in a potential loss that may be material to our results of operations. In connection with this indemnification, we have an accrued liability balance associated with this matter, and as a result, have exposure to future developments in this matter.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant and rendered the facility temporarily inoperable (Geismar Incident). As a result, there were two fatalities and numerous individuals (including employees and contractors) reported injuries. We are addressing the following contingent liabilities in connection with the Geismar Incident.
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
Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. To date, we have settled certain of the personal injury claims for an aggregate immaterial amount that we have recovered from our insurers. The first two trials, for nine plaintiffs claiming personal injury, were held in Louisiana state court in Iberville Parish, Louisiana in September and November 2016. The juries returned adverse verdicts against us, our subsidiary Williams Olefins, LLC, and other defendants. The defendants, including us, intend to appeal the verdicts. Trial dates for additional plaintiffs are scheduled in April 2017 and August 2017. We believe it is probable that additional losses will be incurred on some lawsuits, while for others we believe it is only reasonably possible that losses will be incurred. However, due to ongoing litigation involving defenses to liability, the number of individual plaintiffs, limited information as to the nature and extent of all plaintiffs’ damages, and the ultimate outcome of all appeals, we are unable to reliably estimate any such losses at this time. We believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy, which has an aggregate limit of $610 million applicable to this event and retention (deductible) of $2 million per occurrence.
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
In October of 2015, the court consolidated the State of Alaska and North Pole cases. On February 29, 2016, we and WAPI filed Amended Answers in the consolidated cases. Both we and WAPI asserted counter claims against both the State of Alaska and North Pole, and cross claims against FHRA. A trial is scheduled to commence May 30, 2017. All or a portion of the exposure in this consolidated State of Alaska and North Pole action may duplicate exposure in the James West case. As such, on February 9, 2017, the remanded claims in the James West case were consolidated into the State of Alaska and North Pole action. Due to the ongoing assessment of the level and extent of sulfolane contamination, the lack of an articulated cleanup level for sulfolane, and the lack of a concrete remedial proposal and cost estimate, we are unable to estimate a range of exposure for the consolidated action at this time.
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
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases in Texas, Pennsylvania, and Ohio based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We have also received subpoenas from the United States Department of Justice and the Pennsylvania Attorney General requesting documents relating to the agreements between us and our major customer and calculations of the major customer’s royalty payments. On December 9, 2015, the Pennsylvania Attorney General filed a civil suit against one of our major customers and us alleging breaches of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and on February 8, 2016, the Pennsylvania Attorney General filed an amended complaint in such civil suit, which omitted us as a party. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Our customer and plaintiffs in the Texas cases reached a settlement, and therefore all claims asserted (or possibly asserted) by any such plaintiffs against us in the Texas cases have been fully dismissed with prejudice. On February 7, 2017, the plaintiffs in the Ohio case voluntarily dismissed the case without prejudice. Due to the preliminary status of the remaining cases, we are unable to estimate a range of potential loss at this time.
Shareholder Litigation
Between October 2015 and December 2015, purported shareholders of us filed six putative class action lawsuits in the Delaware Court of Chancery that were consolidated into a single suit on January 13, 2016. This consolidated putative class action lawsuit relates to our terminated merger with Energy Transfer Equity, L.P. (Energy Transfer). The complaint asserts various claims against the individual members of our Board of Directors, including that they breached their fiduciary duties by agreeing to sell us through an allegedly unfair process and for an allegedly unfair price and by allegedly failing to disclose allegedly material information about the merger. The complaint seeks, among other things, an injunction against the merger and an award of costs and attorneys’ fees. On March 22, 2016, the court granted

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

the parties’ proposed order in the consolidated action to stay the proceedings pending the close of the transaction with Energy Transfer. The plaintiffs have not filed an amended complaint.
A purported shareholder filed a separate class action lawsuit in the Delaware Court of Chancery on January 15, 2016. The putative class action complaint alleged that the individual members of our Board of Directors breached their fiduciary duties by, among other things, agreeing to the WPZ Merger Agreement, which purportedly reduced the merger consideration to have been received in the subsequently proposed but now terminated merger with Energy Transfer. The plaintiff filed a motion to voluntarily dismiss, which the court granted on January 13, 2017. On September 2, 2016, the same purported shareholder filed a derivative action claiming that the members of our Board of Directors breached their fiduciary duties by executing the WPZ Merger Agreement as a defensive measure against Energy Transfer. On September 28, 2016, we requested the court dismiss this action also.
On March 7, 2016, a purported unitholder of WPZ filed a putative class action on behalf of certain purchasers of WPZ units in U.S. District Court in Oklahoma. The action names as defendants us, WPZ, Williams Partners GP LLC, Alan S. Armstrong, and Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer’s intention to pursue a purchase of us conditioned on us not closing the WPZ Merger Agreement when announcing the WPZ Merger Agreement. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. The plaintiff filed an amended complaint on August 31, 2016. On October 17, 2016, we requested the court dismiss the action. We cannot reasonably estimate a range of potential loss at this time.
Litigation against Energy Transfer and related parties
On April 6, 2016, we filed suit in Delaware Chancery Court against Energy Transfer and LE GP, LLC (the general partner for Energy Transfer) alleging willful and material breaches of the Agreement and Plan of Merger (Merger Agreement) with Energy Transfer resulting from the private offering by Energy Transfer on March 8, 2016, of Series A Convertible Preferred Units (Special Offering) to certain Energy Transfer insiders and other accredited investors. The suit seeks, among other things, an injunction ordering the defendants to unwind the Special Offering and to specifically perform their obligations under the Merger Agreement. On April 19, 2016, we filed an amended complaint seeking the same relief. On May 3, 2016, Energy Transfer and LE GP, LLC filed an answer and counterclaims.
On May 13, 2016, we filed a separate complaint in Delaware Chancery Court against Energy Transfer, LE GP, LLC, and the other Energy Transfer affiliates that are parties to the Merger Agreement, alleging material breaches of the Merger Agreement for failing to cooperate and use necessary efforts to obtain a tax opinion required under the Merger Agreement (Tax Opinion) and for otherwise failing to use necessary efforts to consummate the merger under the Merger Agreement wherein we would be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger). The suit sought, among other things, a declaratory judgment and injunction preventing Energy Transfer from terminating or otherwise avoiding its obligations under the Merger Agreement due to any failure to obtain the Tax Opinion.
The Court of Chancery coordinated the Special Offering and Tax Opinion suits. On May 20, 2016, the Energy Transfer defendants filed amended affirmative defenses and verified counterclaims in the Special Offering and Tax Opinion suits, alleging certain breaches of the Merger Agreement by us and seeking, among other things, a declaration that we were not entitled to specific performance, that Energy Transfer could terminate the ETC Merger, and that Energy Transfer is entitled to a $1.48 billion termination fee. On June 24, 2016, following a two-day trial, the court issued a Memorandum Opinion and Order denying our requested relief in the Tax Opinion suit. The court did not rule on the substance of our claims related to the Special Offering or on the substance of Energy Transfer’s counterclaims. On June 27, 2016, we filed an appeal of the court’s decision with the Supreme Court of Delaware, seeking reversal and remand to pursue damages. The appeal has been fully briefed for consideration by the Supreme Court of Delaware, and oral argument occurred on January 11, 2017.
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the Merger Agreement by defendants.  On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things,

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

payment of the $1.48 billion termination fee due to our alleged breaches of the Merger Agreement. We filed a motion to dismiss Energy Transfer’s counterclaims, which was fully briefed on November 14, 2016, and oral argument occurred on November 30, 2016.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of December 31, 2016, we have accrued liabilities totaling $38 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At December 31, 2016, we have accrued liabilities of $9 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2016, we have accrued liabilities totaling $7 million for these costs.
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
At December 31, 2016, we have accrued environmental liabilities of $22 million related to these matters.
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
At December 31, 2016, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Commitments
Commitments for construction and acquisition of property, plant, and equipment are approximately $244 million at December 31, 2016.
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

The following geographic area data includes Revenues from external customers based on product shipment origin and Long-lived assets based upon physical location:

	United States	Canada	Total
	(Millions)
Revenues from external customers:
2016	$7,425	$74	$7,499
2015	7,247	113	7,360
2014	7,229	408	7,637

Long-lived assets:
2016	$38,091	$—	$38,091
2015	38,016	1,580	39,596
2014	38,290	1,364	39,654
Long-lived assets are comprised of property, plant, and equipment, goodwill, and other intangible assets.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Operations and Other financial information:

	Williams Partners	Williams NGL & Petchem Services	Other	Eliminations	Total
	(Millions)
2016
Segment revenues:
Service revenues
External	$5,140	$2	$29	$—	$5,171
Internal	33	—	19	(52)	—
Total service revenues	5,173	2	48	(52)	5,171
Product sales
External	2,318	10	—	—	2,328
Internal	—	16	—	(16)	—
Total product sales	2,318	26	—	(16)	2,328
Total revenues	$7,491	$28	$48	$(68)	$7,499

Other financial information:
Additions to long-lived assets	$2,102	$33	$11	$(1)	$2,145
Proportional Modified EBITDA of equity-method investments	754	—	—	—	754

2015
Segment revenues:
Service revenues
External	$5,134	$2	$28	$—	$5,164
Internal	1	—	158	(159)	—
Total service revenues	5,135	2	186	(159)	5,164
Product sales
External	2,196	—	—	—	2,196
Internal	—	—	—	—	—
Total product sales	2,196	—	—	—	2,196
Total revenues	$7,331	$2	$186	$(159)	$7,360

Other financial information:
Additions to long-lived assets	$2,960	$360	$28	$(12)	$3,336
Proportional Modified EBITDA of equity-method investments	699	—	—	—	699

2014
Segment revenues:
Service revenues
External	$3,887	$—	$229	$—	$4,116
Internal	1	—	30	(31)	—
Total service revenues	3,888	—	259	(31)	4,116
Product sales
External	3,521	—	—	—	3,521
Internal	—	—	—	—	—
Total product sales	3,521	—	—	—	3,521
Total revenues	$7,409	$—	$259	$(31)	$7,637

Other financial information:
Additions to long-lived assets (1)	$20,413	$291	$54	$(2)	$20,756
Proportional Modified EBITDA of equity-method investments	431	(78)	85	—	438
_______________

(1)	2014 Additions to long-lived assets within our Williams Partners segment primarily includes the acquisition-date fair value of long-lived assets from the ACMP Acquisition. (See Note 2 - Acquisitions.)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations:

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Modified EBITDA by segment:
Williams Partners	$3,864	$4,003	$3,244
Williams NGL & Petchem Services	(540)	(83)	(115)
Other	(2)	(29)	103
	3,322	3,891	3,232
Accretion expense associated with asset retirement obligations for nonregulated operations	(31)	(28)	(18)
Depreciation and amortization expenses	(1,763)	(1,738)	(1,176)
Impairment of goodwill	—	(1,098)	—
Equity earnings (losses)	397	335	144
Gain on remeasurement of equity-method investment	—	—	2,544
Impairment of equity-method investments	(430)	(1,359)	—
Other investing income (loss) – net	63	27	43
Proportional Modified EBITDA of equity-method investments	(754)	(699)	(438)
Interest expense	(1,179)	(1,044)	(747)
(Provision) benefit for income taxes	25	399	(1,249)
Income (loss) from discontinued operations, net of tax	—	—	4
Net income (loss)	$(350)	$(1,314)	$2,339
The following table reflects Total assets and Equity-method investments by reportable segments:

	Total Assets		Equity-Method Investments
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(Millions)
Williams Partners	$46,265	$47,870	$6,701	$7,336
Williams NGL & Petchem Services	249	835	—	—
Other	674	850	—	—
Eliminations	(353)	(535)	—	—
Total	$46,835	$49,020	$6,701	$7,336

The Williams Companies Inc.
Quarterly Financial Data
(Unaudited)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2016
Revenues	$1,660	$1,736	$1,905	$2,198
Product costs	318	401	461	545
Net income (loss)	(13)	(505)	131	37
Amounts attributable to The Williams Companies, Inc.:
Net income (loss)	(65)	(405)	61	(15)
Basic and diluted earnings (loss) per common share	(.09)	(.54)	.08	(.02)

2015
Revenues	$1,716	$1,839	$1,799	$2,006
Product costs	462	494	426	397
Net income (loss)	13	183	(173)	(1,337)
Amounts attributable to The Williams Companies, Inc.:
Net income (loss)	70	114	(40)	(715)
Basic and diluted earnings (loss) per common share:	.09	.15	(.05)	(.95)

The sum of earnings (loss) per share for the four quarters may not equal the total earnings (loss) per share for the year due to changes in the average number of common shares outstanding and rounding.

2016
Net income (loss) for fourth-quarter 2016 includes the following pretax items:

•
$173 million of income associated with the amortization of deferred income related to the restructuring of certain gas gathering contracts in the Barnett Shale and Mid-Continent regions and $58 million of related minimum volume commitment fees (see Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements);

•	$318 million impairment loss on certain equity-method investments (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk).
Net income (loss) for second-quarter 2016 includes a $747 million impairment loss on Canadian assets (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk).
Net income (loss) for first-quarter 2016 includes a $112 million impairment loss on certain equity-method investments (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk).
2015
Net income (loss) for fourth-quarter 2015 includes the following pretax items:

•	$239 million in revenue associated with minimum volume commitment fees in the Barnett Shale and Mid-Continent regions (see Note 7 – Other Income and Expenses);

•	$180 million impairment loss on certain assets (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk);

The Williams Companies Inc.
Quarterly Financial Data – (Continued)
(Unaudited)

•	$898 million impairment loss on certain equity-method investments (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk);

•	$1,098 million impairment of goodwill (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk).
Net income (loss) for third-quarter 2015 includes a $461 million impairment loss on certain equity-method investments (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk).
Net income (loss) for second-quarter 2015 includes a $126 million gain associated with insurance recoveries related to the Geismar Incident.

The Williams Companies, Inc.
Schedule I — Condensed Financial Information of Registrant
Statement of Comprehensive Income (Loss) (Parent)

	Years Ended December 31,
	2016	2015	2014
	(Millions, except per-share amounts)
Equity in earnings of consolidated subsidiaries	$522	$232	$1,799
Equity earnings (losses) from investment in Access Midstream Partners	—	—	(7)
Interest incurred — external	(268)	(255)	(206)
Interest incurred — affiliate	(568)	(828)	(797)
Interest income — affiliate	—	6	10
Gain on remeasurement of equity-method investment	—	—	2,544
Other income (expense) — net	(53)	(75)	(13)
Income (loss) from continuing operations before income taxes	(367)	(920)	3,330
Provision (benefit) for income taxes	57	(349)	1,220
Income (loss) from continuing operations	(424)	(571)	2,110
Income (loss) from discontinued operations	—	—	4
Net income (loss)	$(424)	$(571)	$2,114
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(.57)	$(.76)	$2.93
Income (loss) from discontinued operations	—	—	.01
Net income (loss)	$(.57)	$(.76)	$2.94
Weighted-average shares (thousands)	750,673	749,271	719,325
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(.57)	$(.76)	$2.91
Income (loss) from discontinued operations	—	—	.01
Net income (loss)	$(.57)	$(.76)	$2.92
Weighted-average shares (thousands)	750,673	749,271	723,641
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of consolidated subsidiaries	$171	$(204)	$(96)
Other comprehensive income (loss) attributable to The Williams Companies, Inc.	1	33	(80)
Other comprehensive income (loss)	172	(171)	(176)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	69	(70)	(19)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$(321)	$(672)	$1,957
See accompanying notes.

The Williams Companies, Inc.
Schedule I — Condensed Financial Information of Registrant – (Continued)
Balance Sheet (Parent)

	December 31,
	2016	2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$14	$12
Other current assets and deferred charges	16	62
Total current assets	30	74
Investments in and advances to consolidated subsidiaries	22,359	30,927
Property, plant, and equipment — net	77	99
Other noncurrent assets	8	12
Total assets	$22,474	$31,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27	$27
Other current liabilities	169	163
Total current liabilities	196	190
Long-term debt	4,939	4,811
Notes payable — affiliates	8,171	15,506
Pension, other postretirement, and other noncurrent liabilities	287	336
Deferred income tax liabilities	4,238	4,121
Contingent liabilities and commitments
Equity:
Common stock	785	784
Other stockholders’ equity	3,858	5,364
Total stockholders’ equity	4,643	6,148
Total liabilities and stockholders’ equity	$22,474	$31,112
See accompanying notes.

The Williams Companies, Inc.
Schedule I — Condensed Financial Information of Registrant – (Continued)
Statement of Cash Flows (Parent)

	Years Ended December 31,
	2016	2015	2014
	(Millions)
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	$(833)	$(1,209)	$(500)

FINANCING ACTIVITIES:
Proceeds from long-term debt	2,280	2,097	2,935
Payments of long-term debt	(2,155)	(1,817)	(671)
Changes in notes payable to affiliates	9	2,211	2,465
Tax benefit of stock-based awards	—	—	25
Proceeds from issuance of common stock	9	27	3,416
Dividends paid	(1,261)	(1,836)	(1,412)
Other — net	—	(2)	(17)
Net cash provided (used) by financing activities	(1,118)	680	6,741

INVESTING ACTIVITIES:
Capital expenditures	(13)	(29)	(54)
Purchase of Access Midstream Partners	—	—	(5,995)
Changes in investments in and advances to consolidated subsidiaries	1,966	521	(450)
Other — net	—	—	25
Net cash provided (used) by investing activities	1,953	492	(6,474)
Increase (decrease) in cash and cash equivalents	2	(37)	(233)
Cash and cash equivalents at beginning of year	12	49	282
Cash and cash equivalents at end of year	$14	$12	$49
See accompanying notes.

The Williams Companies, Inc.
Schedule I — Condensed Financial Information of Registrant – (Continued)
Notes to Financial Information (Parent)

Note 1. Guarantees
In addition to the guarantees disclosed in the accompanying consolidated financial statements in Item 8, we have financially guaranteed the performance of certain consolidated subsidiaries. The duration of these guarantees varies, and we estimate the maximum undiscounted potential future payment obligation related to these guarantees as of December 31, 2016, is approximately $305 million.
Note 2. Cash Dividends Received
We receive dividends and distributions either directly from our subsidiaries or indirectly through dividends received by subsidiaries and subsequent transfers of cash to us through our corporate cash management system. The total of such receipts ultimately related to dividends and distributions for the years ended December 31, 2016, 2015, and 2014 was approximately $1.7 billion, $1.8 billion, and $1.9 billion, respectively.

The Williams Companies, Inc.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses	Other	Deductions	Ending Balance
	(Millions)
2016
Allowance for doubtful accounts — accounts and notes receivable (1)	$3	$6	$—	$3	$6
Deferred tax asset valuation allowance (1)	190	144	—	—	334
2015
Allowance for doubtful accounts — accounts and notes receivable (1)	—	3	—	—	3
Deferred tax asset valuation allowance (1)	206	(16)	—	—	190
2014
Allowance for doubtful accounts — accounts and notes receivable (1)	—	—	—	—	—
Deferred tax asset valuation allowance (1)	181	25	—	—	206
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
The Williams Companies, Inc.

We have audited The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Williams Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Williams Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Williams Companies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 22, 2017

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “Election of Directors” in our definitive proxy statement prepared for the solicitation of proxies in connection with our Annual Meeting of Stockholders to be held May 18, 2017, which shall be filed no later than April 30, 2017 (Proxy Statement), which information is incorporated by reference herein.

Information regarding our executive officers required by Item 401(b) of Regulation S-K is presented at the end of Part I herein and captioned “Executive Officers of the Registrant” as permitted by General Instruction G(3) to and Instruction 3 to Item 401(b) of Regulation S-K.

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
Item 11. Executive Compensation

The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Compensation of Directors,” “Compensation and Management Development Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation Committee Report on Executive Compensation” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by Item 201
(d) of Regulation S-K and the security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be presented under the headings “Equity Compensation Stock Plans” and “Security Ownership

of Certain Beneficial Owners and Management” in our Proxy Statement, which information is incorporated by reference herein.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) 1 and 2.

Page
Covered by report of independent auditors:
Consolidated statement of operations for each year in the three-year period ended December 31, 2016	80
Consolidated statement of comprehensive income (loss) for each year in the three-year period ended December 31, 2016	81
Consolidated balance sheet at December 31, 2016 and 2015	82
Consolidated statement of changes in equity for each year in the three-year period ended December 31, 2016	83
Consolidated statement of cash flows for each year in the three-year period ended December 31, 2016	84
Notes to consolidated financial statements	85
Schedule for each year in the three-year period ended December 31, 2016:
I — Condensed financial information of registrant	150
II — Valuation and qualifying accounts	154
Not covered by report of independent auditors:
Quarterly financial data (unaudited)	148
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

2.3+	—
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

2.6+	—
Interest Swap and Purchase Agreement by and among Western Gas Partners, LP, WGR Operating, LP, Delaware Basin JV Gathering LLC, Williams Partners L.P., Williams Midstream Gas Services LLC, and Appalachia Midstream Services, L.L.C., dated February 9, 2017 (filed on February 10, 2017 as exhibit 2.1 to The Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

3.1	—
Amended and Restated Certificate of Incorporation, as supplemented (filed on May 26, 2010 as Exhibit 3.1 to The Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

3.2	—	By-Laws (filed on January 20, 2017, as Exhibit 3.1 to The Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.1	—
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

Exhibit No.		Description

4.40	—
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
The Williams Companies Amended and Restated Retirement Restoration Plan effective January l, 2008 (filed on February 25, 2009 as Exhibit 10.1 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

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
Form of 2013 Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 27, 2013 as Exhibit 10.5 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

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

10.12§	—
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

Exhibit No.		Description

10.18*§	—	Form of 2016 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.19*§	—	Form of 2016 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.20*§	—	Form of 2016 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers vesting February 22, 2019.

10.21*§	—	Form of 2016 Time-Based Restricted Stock Unit Agreement among Williams and certain non-management directors.

10.22*§	—	Form of 2016 Nonqualified Stock Option Agreement among Williams and certain employees and officers.

10.23*§	—	Form of 2017 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.24*§	—	Form of 2017 Time-Based Restricted Stock Unit Agreement among Williams and certain non-management directors.

10.25*§	—	Form of 2017 Nonqualified Stock Option Agreement among Williams and certain employees and officers.

10.26§	—
The Williams Companies, Inc. 1996 Stock Plan for Nonemployee Directors (filed on March 27, 1996 as Exhibit B to The Williams Companies, Inc.’s Proxy Statement (File No. 002-27038) and incorporated herein by reference).

10.27§	—
The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004 as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.28§	—
Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.29§	—
Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.30§	—
Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier I Executives) (filed on February 27, 2013 as Exhibit 10.14 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.31§	—
Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier II Executives) (filed on February 28, 2012, as Exhibit 10.14 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.32	—
The Williams Companies, Inc. Executive Severance Pay Plan, dated November 14, 2012 (filed July 20, 2016, as Exhibit 10.2 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

Exhibit No.		Description

10.33	—
First Amendment to The Williams Companies Inc. Executive Severance Pay Plan (filed July 20, 2016, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.34	—
Separation and Distribution Agreement dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (Filed on February 27, 2012 as Exhibit 10.19 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.35	—
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

10.37§	—
The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective May 22, 2014 (filed April 11, 2014 as Appendix A to The Williams Companies, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-04174) and incorporated herein by reference).

10.38*§	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective July 14, 2016.

10.39	—
Termination Agreement and Release, dated as of September 28, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P. and WPZ GP LLC (filed on September 28, 2015 as Exhibit 10.1 to Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.40	—
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between The Williams Companies, Inc., the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2015 as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File 001-04174) and incorporated herein by reference).

10.41	—
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

10.43	—
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

Exhibit No.		Description

10.45	—
Form of Amended and Restated Commercial Paper Dealer Agreement, dated as of February 2, 2015, between Williams Partners L.P., as Issuer, and the Dealer party thereto(filed on February 3, 2015 as Exhibit 10.3 to Williams Partners L.P.’s Current Report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

10.46	—
Registration Rights Agreement, dated January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and each of the initial purchasers listed therein (filed on January 22, 2016 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.47	—
Common Unit Issuance Agreement, dated January 9, 2017 (filed on January 10, 2017, as Exhibit 2 to Schedule 13D/A (File No. 005-86017) by The Williams Companies, Inc. relating to the common units representing limited partner interests of Williams Partners L.P. and incorporated herein by reference.)

10.48	—
Common Unit Purchase Agreement, dated January 9, 2017 (filed on January 10, 2017, as Exhibit 3 to Schedule 13D/A (File No. 005-86017) by The Williams Companies, Inc. relating to the common units representing limited partner interests of Williams Partners L.P. and incorporated herein by reference.)

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

32**	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No.		Description

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.

______________
*	Filed herewith
**	Furnished herewith
§	Management contract or compensatory plan or arrangement
+	Pursuant to item 601(6)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WILLIAMS COMPANIES, INC. (Registrant)

By:	/s/ TED T. TIMMERMANS
Ted T. Timmermans Vice President, Controller and Chief Accounting Officer
Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. ARMSTRONG	President, Chief Executive Officer and Director	February 22, 2017
Alan S. Armstrong	(Principal Executive Officer)

/s/ DONALD R. CHAPPEL	Senior Vice President and Chief Financial Officer	February 22, 2017
Donald R. Chappel	(Principal Financial Officer)

/s/ TED T. TIMMERMANS	Vice President, Controller and Chief Accounting Officer	February 22, 2017
Ted T. Timmermans	(Principal Accounting Officer)

/s/ STEPHEN W. BERGSTROM*	Director	February 22, 2017
Stephen W. Bergstrom*

/s/ STEPHEN I. CHAZEN*	Director	February 22, 2017
Stephen I. Chazen*

/s/ CHARLES I. COGUT*	Director	February 22, 2017
Charles I. Cogut*

/s/ KATHLEEN B. COOPER*	Chairman of the Board	February 22, 2017
Kathleen B. Cooper*

/s/ MICHAEL A. CREEL*	Director	February 22, 2017
Michael A. Creel*

/s/ PETER A. RAGAUSS*	Director	February 22, 2017
Peter A. Ragauss*

Signature	Title	Date

/s/ SCOTT D. SHEFFIELD*	Director	February 22, 2017
Scott D. Sheffield*

/s/ MURRAY D. SMITH*	Director	February 22, 2017
Murray D. Smith*

/S/ WILLIAM H. SPENCE*	Director	February 22, 2017
William H. Spence

/S/ JANICE D. STONEY*	Director	February 22, 2017
Janice D. Stoney*

*By:	/s/ Sarah C. Miller	February 22, 2017
Sarah C. Miller Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.		Description

2.1+	—
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

2.3+	—
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

2.6+	—
Interest Swap and Purchase Agreement by and among Western Gas Partners, LP, WGR Operating, LP, Delaware Basin JV Gathering LLC, Williams Partners L.P., Williams Midstream Gas Services LLC, and Appalachia Midstream Services, L.L.C., dated February 9, 2017 (filed on February 10, 2017 as exhibit 2.1 to The Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

3.1	—
Amended and Restated Certificate of Incorporation, as supplemented (filed on May 26, 2010 as Exhibit 3.1 to The Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

3.2	—	By-Laws (filed on January 20, 2017, as Exhibit 3.1 to The Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.1	—
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
The Williams Companies Amended and Restated Retirement Restoration Plan effective January l, 2008 (filed on February 25, 2009 as Exhibit 10.1 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

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
Form of 2013 Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on February 27, 2013 as Exhibit 10.5 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

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

10.12§	—
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

Exhibit No.		Description

10.15§	—
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

10.18*§	—	Form of 2016 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.19*§	—	Form of 2016 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.20*§	—	Form of 2016 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers vesting February 22, 2019.

10.21*§	—	Form of 2016 Time-Based Restricted Stock Unit Agreement among Williams and certain non-management directors.

10.22*§	—	Form of 2016 Nonqualified Stock Option Agreement among Williams and certain employees and officers.

10.23*§	—	Form of 2017 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers.

10.24*§	—	Form of 2017 Time-Based Restricted Stock Unit Agreement among Williams and certain non-management directors.

10.25*§	—	Form of 2017 Nonqualified Stock Option Agreement among Williams and certain employees and officers.

10.26§	—
The Williams Companies, Inc. 1996 Stock Plan for Nonemployee Directors (filed on March 27, 1996 as Exhibit B to The Williams Companies, Inc.’s Proxy Statement (File No. 002-27038) and incorporated herein by reference).

10.27§	—
The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004 as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.28§	—
Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.11 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.29§	—
Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009 as Exhibit 10.12 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

Exhibit No.		Description

10.30§	—
Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier I Executives) (filed on February 27, 2013 as Exhibit 10.14 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.31§	—
Amended and Restated Change-in-Control Severance Agreement between the Company and certain executive officers (Tier II Executives) (filed on February 28, 2012, as Exhibit 10.14 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.32	—
The Williams Companies, Inc. Executive Severance Pay Plan, dated November 14, 2012 (filed July 20, 2016, as Exhibit 10.2 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.33	—
First Amendment to The Williams Companies Inc. Executive Severance Pay Plan (filed July 20, 2016, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.34	—
Separation and Distribution Agreement dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (Filed on February 27, 2012 as Exhibit 10.19 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.35	—
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

10.37§	—
The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective May 22, 2014 (filed April 11, 2014 as Appendix A to The Williams Companies, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-04174) and incorporated herein by reference).

10.38*§	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective July 14, 2016.

10.39	—
Termination Agreement and Release, dated as of September 28, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P. and WPZ GP LLC (filed on September 28, 2015 as Exhibit 10.1 to Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.40	—
Second Amended and Restated Credit Agreement dated as of February 2, 2015, between The Williams Companies, Inc., the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on February 3, 2015 as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File 001-04174) and incorporated herein by reference).

10.41	—
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

Exhibit No.		Description

10.43	—
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

10.45	—
Form of Amended and Restated Commercial Paper Dealer Agreement, dated as of February 2, 2015, between Williams Partners L.P., as Issuer, and the Dealer party thereto(filed on February 3, 2015 as Exhibit 10.3 to Williams Partners L.P.’s Current Report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

10.46	—
Registration Rights Agreement, dated January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and each of the initial purchasers listed therein (filed on January 22, 2016 as Exhibit 10.1 to The Williams Companies, Inc.’s Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.47	—
Common Unit Issuance Agreement, dated January 9, 2017 (filed on January 10, 2017, as Exhibit 2 to Schedule 13D/A (File No. 005-86017) by The Williams Companies, Inc. relating to the common units representing limited partner interests of Williams Partners L.P. and incorporated herein by reference.)

10.48	—
Common Unit Purchase Agreement, dated January 9, 2017 (filed on January 10, 2017, as Exhibit 3 to Schedule 13D/A (File No. 005-86017) by The Williams Companies, Inc. relating to the common units representing limited partner interests of Williams Partners L.P. and incorporated herein by reference.)

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